Form 10QSB
period 1996-03-31
EQUITY GROWTH SYSTEMS INC /DE/
filed 1996-08-07
CIK 50471

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996.

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER O-3718

===============================================================================

                          EQUITY GROWTH SYSTEMS, INC.
               (Name of Small Business Registrant in its charter)

            DELAWARE                                 11-2050317
            --------                                 ----------
  (State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)


        3821-B TAMIAMI TRAIL, SUITE 201; PORT CHARLOTTE, FLORIDA 33952
        --------------------------------------------------------------
          (Address of principal executive offices including Zip Code)

                                (941) 255-9582
                                --------------
                        (Registrant's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [_]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 14, 1996, there were 3,491,338 shares of the Registrant's common stock outstanding.

         This report is comprised of 22 consecutive pages. The exhibit index required by Item 601 of Regulation SB is contained at consecutively numbered page 19.

         This report is comprised of 22 consecutive pages. The exhibit index required by Item 601 of Regulation SB is contained at consecutively numbered page 19.

===============================================================================

                  Infotec, Form 10-QSB, March 3, 1995, Page 1

                                    CONTENTS

ITEM                                                                                             PAGE NUMBER
                                                                                                 -----------
PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements                                                                 2
                 Cover Page                                                                           3
                 Table of Contents                                                                    4
                 Auditors' Report                                                                     5
                 Balance Sheet                                                                        6
                 Condensed Statement of Income and Accumulated Deficit                                7
                 Statements of Shareholders' Deficit                                                  8
                 Condensed Statements of Cash Flows                                                   10
                 Notes to the Condensed Financial Statements                                          11 - 16

Item 2.          Management's Discussion and Analysis                                                 17

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings                                                                    18

Item 3.          Default Upon Senior Securities                                                       18

Item 5.          Other Information                                                                    19

Item 6.          Exhibits and Reports on Form 8-K                                                     19

                 (a)      Exhibits                                                                    19 - 21

                 (b)      Reports on Form 8-K                                                         21

SIGNATURES                                                                                            21

ADDITIONAL INFORMATION                                                                                22


                                              PART I  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                              See following pages.

===============================================================================

                  Infotec, Form 10-QSB, March 31, 1995, Page 2

                          EQUITY GROWTH SYSTEMS, inc.


                              FINANCIAL STATEMENT


                                 MARCH 31, 1996

                         EQUITY GROWTH SYSTEMS, inc.
                            FINANCIAL STATEMENTS
                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995





                               TABLE OF CONTENTS

                                                      PAGE
FINANCIAL STATEMENTS

  Accountant's Compilation Report                       1

  Balance Sheets                                        2

  Statements of Income and Accumulated Deficit          3

  Statements of Shareholders' Equity                   4-5

  Statements of Cash Flows                              6

  Notes to Financial Statements                       7-12

                               LEO J. PAUL, P.A.

                   Certified Public Accountant [LETTERHEAD]


To the Shareholders
Equity Growth Systems, inc.,
Port Charlotte, Florida 33952


I have compiled the accompanying balance sheet of Equity Growth Systems, inc. as of March 31, 1996 and the related statements of income and retained earnings and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The 1994 financial statements of Infotec, Inc. were audited by other accountants, and they express an unqualified opinion on them in their report dated April 17, 1995, but they have not performed any auditing procedures since that date.


/s/ Leo J. Paul

Leo J. Paul

July 22, 1996

                          EQUITY GROWTH SYSTEMS, inc.
                                 BALANCE SHEET
                            MARCH 31, 1996 AND 1995

                                                      1996              1995
                         A S S E T S
CURRENT ASSETS
 Cash                                            $     2,210      $          -
 Other receivables                                     5,671             3,792
 Mortgage receivable, current portion
  (Note 6)                                           203,081                 -
 Promissory notes, current portion
  (Note 7)                                             8,757                 -
                                                 -----------      ------------
   TOTAL CURRENT ASSETS                              219,719             3,792

OTHER ASSETS
 Mortgages receivable (Note 6)                     1,948,605                 -
 Promissory notes (Note 7)                           329,724                 -
 Interest receivable                                  44,187                 -
 Patent and proprietary product
  development costs                                    -                -  101
                                               -------------      ------------
   TOTAL OTHER ASSETS                              2,322,516               101
                                               -------------      ------------
   TOTAL ASSETS                                $   2,542,235      $      3,893
                                               =============      ============


                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Other current liabilities (Note 2)            $      43,173      $    129,126
 Mortgage payable, current portion

 (Note 6)                                            485,317                 -
 Loan payable (Note 9)                               104,000                 -
                                               -------------      ------------
   TOTAL CURRENT LIABILITIES                         632,490           129,126

LONG-TERM LIABILITIES
 Mortgage payable (Note 6)                         1,339,723                 -
                                               -------------      ------------

SHAREHOLDERS' EQUITY (Note 12)
 Preferred stock-no par value authoriz-
  ed-5,000,000 shares; zero issued and
  outstanding                                              -                 -
 Common stock-$.01 par value author-
  ized-20,000,000 shares; issued and
  outstanding-2,822,072 shares                        28,221            20,000
 Capital in excess of par value                    2,690,461         2,125,537
 Accumulated deficit                              (2,148,660)       (2,270,770)
                                                ------------       -----------
                                                     570,022          (125,233)
                                                ------------       -----------
   TOTAL LIABILITIES                            $  2,542,235       $     3,893
                                                ============       ===========


                                            Read Accountant's Compilation Report

The accompanying notes are an integral part of these financial statements.

                          EQUITY GROWTH SYSTEMS, inc.
             CONDENSED STATEMENT OF INCOME AND ACCUMULATED DEFICIT
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995





                                                        1996              1995
Income                                           $    56,476        $        -

General and Administrative
 Expenses                                             58,612             1,266
                                                 -----------        ----------

Net Income (Loss) Before
 Provisions for Income Taxes                          (2,136)           (1,266)

Provisions for Income Taxes
 Note (2)                                                  -                50
                                                 -----------       -----------

Net Income (Loss)                                     (2,136)           (1,316)

Accumulated Deficit-Beginning                     (2,146,524)       (2,269,454)
                                                 -----------       -----------
Accumulated Deficit-Ending                       $(2,148,660)      $(2,270,770)
                                                 ===========       ===========


Earnings Per Share                                      (.00)             (.00)

Weighted Average of Shares                         2,411,036         2,000,000
                                                 -----------        ----------
 Outstanding


                     Read Accountant's Compilation Report


The accompanying notes are an integral part of these financial statements.

                          EQUITY GROWTH SYSTEMS, inc.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 MARCH 31, 1996

                                                         Capital in
                               No. of         Common      Excess of   Accumulated
                               Shares         Stock       Par Value     Deficit
Balances, December
 31, 1991                    $1,902,152      $19,022    $2,101,411   $(2,137,567)

Net (loss) for the
 year ended December
 31, 1992                                                                 (7,320)
                             ----------      -------    ----------   -----------

Balances, December
 31, 1992                     1,902,152       19,022     2,101,411    (2,144,887)

Common stock issued
 as payment for pro-
 fessional fees                  75,000          750

Common stock issued
 in exchange for
 accrued interest                22,848          228        24,126

Net (loss) for the
 year ended December
 31, 1993                                                                (39,700)
                             ----------      -------    ----------   -----------

Balances, December
 31, 1993                     2,000,000       20,000     2,155,537    (2,184,587)

Net (loss) for the
 year ended December
 31, 1994                                                                (17,136)
                             ----------      -------    ----------   -----------

Balances, December
 31, 1994                     2,000,000       20,000     2,125,537    (2,201,723)

Reverse Split                (1,800,000)     (18,000)       18,000

Common shares issued          2,622,072       26,221       537,711

Net income for the year
 ended December 31,
 1995                                                                     55,199
                             ----------      -------    ----------   -----------

Balances, December
 31, 1995                     2,822,072       28,221     2,681,248    (2,146,524)

                     Read Accountant's Compilation Report

The accompanying notes are an integral part of these financial statements.

                          EQUITY GROWTH SYSTEMS, inc.
                 STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                                 MARCH 31, 1996





                                                         Capital in
                               No. of        Common      Excess of    Accumulated
                               Shares        Stock       Par Value      Deficit
Additional contribution
 March 31, 1996                                9,213

Net (Loss) for the
 quarter ended March 31,
 1996                                                                     (2,136)
                             ----------      -------    ----------   -----------

Balances, March 31,
 1996                         2,822,072      $28,221    $2,690,461   $(2,148,660)
                              =========      =======    ==========   ===========





                      Read Accountant's Compilation Report

The accompanying notes are an integral part of these financial statements.

                          EQUITY GROWTH SYSTEMS, inc.
                            STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995





Cash Flow From Operating Activities

 Net Loss                                    $ (2,136)    $ (1,316)
                                             --------     --------

Adjustments to Reconcile Income to
 Net Cash Used for Operating Activities
  Decrease in receivable                       44,502            -
  Increase in current liabilities               2,015          265
  Decrease in notes payable                   (51,384)           -
                                             --------     --------

  Net Cash (Used) for Operation                (4,867)         265
                                             --------     --------

Cash Flow From Investing Activities
 Additional paid in capital contributed         9,213            -
                                             --------     --------

  Net Increase in Cash                          2,210        1,051

  Cash-Beginning of Period                          -        1,051
                                             --------     --------

  Cash-End of Period                         $  2,210     $      -
                                             ========     ========



                      Read Accountant's Compilation Report

The accompanying notes are an integral part of these financial statements.

                          EQUITY GROWTH SYSTEMS, inc.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business and Organization
           The Company (formerly known as InfoTech, Inc.) was organized under the laws of the State of Delaware on December 8, 1964. The principal business of the Company is specializing in structuring and marketing mortgaged backed securities as well as, the acquisition of select commercial real estate for its own account.

         Fixed Assets
           Fixed assets are stated at cost and expenses pursuant to IRS Code sec 179. The taxpayer has elected to accelerate the depreciation expense.

         Income Taxes
           Due to the loss carry forward, no provision for income taxes is required.


NOTE 2 - SETTLEMENT WITH CREDITORS

           In March of 1995, the Company issued 20,000 shares of the Company's $.01 par value of common stock after the reverse split in payment of legal bills of $45,734, and 6,072 shares $.01 par value stock in payment of accounting bill of $15,360. The balance of $67,832 was written off as Company was not able to locate creditors.

         On August 15, 1995, the Company has issued 200,000 shares of the Company's $.01 par value of common stock for significant services to the corporation at the request of its President with a value of $2,000.


NOTE 3 - EMPLOYMENT AGREEMENT

           The Company entered into an employment agreement with Edward Granville-Smith, a chief executive officer for an initial term of five years commencing June 1, 1995. The Company registered with the Securities and Exchange Commission to issue 110,000 shares of common stock to Edward Granville-Smith for compensation for services prior to June 1, 1995. In addition, annual salary is a sum equal to the lesser of 5% of the Company's annual gross income on a calendar basis or 15% of its net pre-tax profit as determined for federal income tax purposes, without taking depreciation or tax credits into account to be paid on or before March 30, following the calendar for which salary is due; subject

                          EQUITY GROWTH SYSTEMS, inc.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996



NOTE 3 - EMPLOYMENT AGREEMENT (CONTINUED)

to availability of cash flow. Edward Granville-Smith would also be entitled to an annual bonus payable in shares of the Company's common stock, determined by dividing 5% of the Company's pre-tax profits for the subject calendar year by the average bid price for the Company's common stock during the last five trading days prior to the end of the last day of each year and the first days of the new year.


NOTE 4 - CONSULTING AGREEMENTS

           The Company entered into two consulting agreements. One with Bolina Trading Company, S.A., a Panamanian Corporation and the second one with Warren
A. McFadden. Each consultant shall serve as a special advisor to Mr. Granville-Smith, in conjunction with Mr. Granville-Smith's role as an officer and director of the Company, with special responsibilities in the areas of strategic planning and raising debt on equity capital required to implement the Company's strategic plans. Bolina Trading Company, S.A. will receive as compensation 84,000 shares of the Company's common stock plus $100 per hour after 520 hours of service per year. Warren A. McFadden will receive as compensation 110,000 shares of the Company's common stock plus $100 per hour after 520 hours of service per year.

NOTE 5 - INDENTURE OF TRUST AND WRAP AROUND MORTGAGES RECEIVABLE

           On June 30, 1995, the Company issued 1,616,000 shares of common stock in payment of an indenture of trust and wrap around mortgages subject to the underlying mortgages, from the following partnerships: Pay-West Associates, Montco Associates, San-Safe Associates and San-Ten Associates.

           The indenture of trust consists of (4) four demand notes bearing interest at prime plus 4%. These notes are payable from the rental of the various properties less payment on the wrap around mortgages. The payment does not cover the accrued interest which is added back to the notes.

           The wrap around notes bear interest of 9.08% to 13.50%. The underlying mortgages bear interest at 9.625 to 9.75%. The difference between payments on the wrap around mortgages and underlying mortgages are applied to debt service of the demand notes.

                          EQUITY GROWTH SYSTEMS, inc.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 6 - MORTGAGES

           Mortgages consist of the following:

                                                                      March 31,
                                                                           1996
           Subordinate "wrap" mortgage receivables:
           (a) Nevada/California Property                  12.940%   $  835,827
           (b) Tennessee Property                          13.500%      300,581
           (c) Kansas Property (see Note 13)               12.320%      340,344
           (d) Oregon Property                              9.080%      674,934
                                                                     ----------
                                                                      2,151,686
               Less: Current Portion                                   (203,081)
                                                                     ----------
                                                                     $ 1,948,60
                                                                     ==========

           Original Mortgages Payable:
           (a) Nevada/California Property                   9.750%   $  823,079
           (b) Tennessee Property                           9.625%      231,412
           (c) Kansas Property (see Note 13)                9.750%      134,256
           (d) Oregon Property                              9.750%      636,293
                                                                     ----------
                                                                      1,825,040
               Less: Current Portion                                   (485,317)
                                                                     ----------
                                                                     $1,339,723
                                                                     ==========



                (a) The mortgage secures a promissory note and is payable in equal quarterly installments of $42,701.69 with a final payment of $291,096.92, maturing January 1, 2001. There is also an underlying "wrap mortgage that is payable in equal quarterly installments of $42,826.50, maturing July 1, 2005, with quarterly payments decreasing to $9,314.75 for the last five years.

                (b) The mortgage secures a promissory note and is payable in equal quarterly installments of $23,437.01, with a final payment of $198,238.33 maturing December 31, 1996. There is also an underlying "wrap" mortgage that is payable in equal quarterly installments of $23,562.25 maturing December 2006, with quarterly payments decreasing to $7,329 for the last 10 years.

                (c) The mortgage secures a promissory note and is payable in equal quarterly installments of $18,508.87 maturing December 31, 1995. There is also an underlying "wrap" mortgage that is payable in annual installments of $74,482, maturing October 1, 2005, with annual payments decreasing to $22,962 the last 10 years. (See Note 13)

                (d) The mortgage secures a promissory note and is payable in equal quarterly installments of $26,409.87 with a final payment of $232,199.50, maturing January 1, 2003. There is also an underlying "wrap" mortgage that is payable in equal annual payments of $106,640 maturing December 31, 2002.

                          EQUITY GROWTH SYSTEMS, inc.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 7 - NOTES RECEIVABLE                                March 31,
                                                              1996
         Nevada/California Property
          Quarterly payments of $868.55
          4% above prime, currently 12.62%
          original amount $63,000                         $129,014

         Tennessee
          Quarterly payment of $477.90
          4% above prime, currently 12.62%
          original amount $40,000                           86,836

         Kansas
          Quarterly payments of $341.73
          4% above prime, currently 12.62%
          original amount $21,073 (See Note 13)             41,379

         Oregon
          Quarterly payments of $501.13
          4% above prime, currently 12.62%
          original amount $38,742                           81,252
                                                          --------

                                                           338,481
            Less: Current Portion                           (8,757)
                                                          --------
                                                          $329,724
                                                          ========


NOTE 8 - LEASE COMMITMENTS

           The various operating leases were acquired with the various mortgages. The income generated under these operating leases is used to pay the underlying mortgages. The future minimum rental commitment receivable by year for the non-cancelable lease, as of December 31, 1995 is as follows:

                              Nevada
         Years Ending       California  Tennessee   Kansas   Oregon
         December 31, 1996  $174,423     $95,660   $ 75,555   $  107,964
         December 31, 1997   174,423           -     75,555      107,964
         December 31, 1998   174,423           -     18,889      107,964
         December 31, 1999   174,423           -          -      107,964
         December 31, 2000   174,423           -          -      107,964
                            --------     -------   --------     --------

          Total             $872,115     $95,660   $169,999   $  539,820
                            ========     =======   ========   ==========

          Total Minimum Payments                              $1,677,594
                                                              ==========

                          EQUITY GROWTH SYSTEMS, inc.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 8 - LEASE COMMITMENTS (CONTINUED)

           The Company only recognizes as Interest income those amounts collected in excess of the profits from the wrap mortgages and the interest income which were $56,476 and $-0- respectively.

NOTE 9 - LOAN PAYABLE

                                                          1996      1995
          A secured loan payable due on
            demand with interest payable
            quarterly at a rate of 10% per
            annum.  This loan was assumed
            by the Company as part of the
            asset acquisition, subsequent
            to the year end a formal note
            is to be executed.                          $104,000   $   -
                                                        --------   --------

NOTE 10 - RELATED PARTY TRANSACTION

          The chief executive officer of the Company is also an officer of the general partner in all the partnership involved in the wrap around mortgages subject to the underlying mortgages and promissory notes.

NOTE 11 - COMPENSATION

          No officer or director has received any compensation to date.

NOTE 12 - STOCKHOLDERS' EQUITY

          On May 18, 1995, the Company adopted a resolution to change the authorized capitalization as follows:

           (a) The 2,000,000 shares of common stock, $.01 par value then authorized, all of which were currently outstanding, were reverse split into 200,000 shares, $0.01 par value; and immediately thereafter;

           (b) The Company's authorized common stock was increased from 200,000 shares, $0.01 par value, to 20,000,000 shares of common stock, without par value, and

           (c) The Company was authorized to issue 5,000,000 shares of preferred stock, the attributes of which are to be determined by the Company's Board of Directors from time to time, prior to issuance, in conformity with the requirements of Sections 151 of the Delaware General Corporation Law.

                          EQUITY GROWTH SYSTEMS, inc.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996




NOTE 13 - LEGAL MATTERS

           The Company is currently in default on a property in Kansas City. The tenant submitted an irrevocable offer to purchase the property. A formal contract is being prepared and will be executed shortly. The Company's legal counsel has confirmed that the first mortgage holder has withheld any action to foreclose the mortgage due to the pending sale which will satisfy all pending liabilities. At the time the sale is consummated the wrap mortgage asset will be eliminated as well as the underlying liability.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATION

         During the three months ended March 31, 1996, the Registrant reported interest income of approximately $56,000 as compared to income from all sources of $0 during the three months ended March 31, 1995. This increase was attributable to the Registrant's exchanging 1,616,000 shares of common stock in payment for an indenture to trust and various wrap around mortgages subject to the underlying mortgages, together with rights to related leases.

         During the three months ended March 31, 1996, the Registrant's cost of revenue increased by approximately $50,000 over the three months ended March 31, 1995, representing costs associates with increased total revenues. The Registrant's cost of revenue increased primarily as a result of the increased cost of managing the mortgages, mostly consisting of interest expenses incurred in satisfying the underlying mortgages. During the three month ended March 31, 1996, the Registrant recognized an approximate 4,500% increase in its general and administrative expenses primarily resulting from the advent of interest expenses associated with the assets acquired.

         During the three months ended March 31, 1996, the Registrant reported a net loss of approximately $2,000 or $.00067 per share as compared to a net loss approximately $1,000 or $.005 per share during the prior year end. The increase in losses resulted from expenses incurred to update the Registrant's filings with the Securities and Exchange Commission and with expenses associated with debt service on acquired assets. The apparent reduction in expenses on a per share basis is based on the fact that a substantially greater number of shares were outstanding as of March 31, 1996.

LIQUIDATED CAPITAL RESOURCES

         As of March 31, 1996, the Registrant had a working capital position of approximately ($412,000) as compared to a working capital position of approximately ($125,000) for the three month ended March 31, 1995. This increase reflects the Registrant's acquisition of the previously discussed ,mortgages and leases. To date, the cash flow generated from operations have been adequate to meet the Registrant's mortgages obligations. A shareholder has been contributing funds to meet various general and administrative expenses required to fulfill all of the Registrant's obligations. No officer of the Registrant has been receiving or accruing compensation at this time.



===============================================================================

                 Infotec, Form 10-QSB, March 31, 1995, Page 17

                          PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Registrant is currently not a party to any legal proceedings. Based on information available to the Registrant, it believes that there is a potential for litigation involving:

         San Safe Associates limited partners (who have retained counsel to assist them in removing an affiliate of the Registrant as general partner). Management has retained legal counsel who is negotiating with counsel for the limited partners on behalf of the Registrant and the general partner. See Item 2, Description of Properties - Investment Property - A. Leases - Associated Wholesale Grocers, Inc., Lease.

         The Registrant's predecessors in interest (the Milpitas partnerships) entered into negotiations with Exten Ventures, Inc., a Delaware corporation, during 1990, for sale of the assets subsequently assigned to the Registrant. The Milpitas Partnerships have advised the Registrant's management that the transactions were never concluded due to the inability or refusal of Exten Ventures, Inc., to comply with its commitments. While management notes that applicable status of limitation on any alleged transactions with Exten Ventures, Inc., have probably expired, management cannot provide any assurances that Exten Ventures, Inc., will not initiate litigation in the future.

         The Registrant has not made the final payments required under the mortgage for its Kansas City property. The tenant had a conditional right to purchase such property and submitted an irrevocable offer to purchase, which was to have been rejected by counsel representing the Registrant, however, such counsel may have failed to take the steps required to effect such rejection. Consequently, the Registrant and the tenant are currently in negotiation to formalize terms of sale. Legal counsel to the Registrant has advised management that the mortgage holder has not initiated action to enforce the mortgage based on its acknowledgment that the pending sale will generate sufficient income to discharge the mortgage obligation.

         The Registrant has used its best efforts to obtain information concerning the assets it obtained from Milpitas; however, much of the information was under the control of Charles Schnepfe, Milpitas' accountant, who served for material periods as its chief executive officer and as the chairman of its board of directors. Mr. Schnepfe refuses to provide any information with respect to activities by Milpitas during the time it was under his control, to the Registrant. It is possible that the Registrant is unaware of matters performed or ignored by Mr. Schnepfe which could prove material in the future.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Registrant has no senior securities.




===============================================================================

                 Infotec, Form 10-QSB, March 31, 1995, Page 18

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the first quarter of 1996.

ITEM 5.          OTHER INFORMATION.

         The Registrant's reports disclosed under Item 6, if any, are incorporated by reference as material subsequent events.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT          DESCRIPTION
- - - -------          -----------
2.1              Plan and Agreement of Merger dated April 7, 1993 between the Registrant and Mercantile Realty
                 Investors, Inc. (1)

2.2              Amendment dated May 25, 1993 to Plan and Agreement of Merger. (3)

2.3              Agreement pertaining to cancellation of the merger between the Registrant and Equity Growth Systems,
                 Inc. (5)

2.4              Stock Exchange Agreement re Homan Equities, Inc. (7)

2.5              Stock Exchange Agreement re Moffitt Properties, Ltd. (7)

2.6              Stock Exchange Agreement re Equity Growth Realty, inc. (7)

3.1              Certificate of Incorporation of the Registrant. (2)

3.11             Certificate of Amendment to Certificate of Incorporation (May, 1995). (5)

3.2              By-laws of the Registrant. (2)

10.1             Agreement for settlement of outstanding claims with the Registrant's attorneys. (5)

10.2             Agreement for settlement of outstanding claims with the Registrant's accountants.  (5)

10.3             Employment Agreement with Edward Granville-Smith. (5)




===============================================================================

                 Infotec, Form 10-QSB, March 31, 1995, Page 19

EXHIBIT          DESCRIPTION
- - - -------          -----------
10.4             Consultant Agreement with Bolina Trading Co., S.A. (5)

10.5             Settlement Agreement between Registrant and Equity Growth Systems, inc., a Maryland corporation. (6)

10.6             Assignment of Indenture of Trust by Milpitas, Inc., including Indenture of Trust. (7)

10.7             Engagement agreement with Diversified Corporate Consulting Group, LLC. (7)

10.8             Corrective Bill of Sale. (7)

10.9             Employment Agreement with Gene R. Moffitt. (7)

10.10            Employment Agreement with Donald E. Homan. (7)

10.11            Employment Agreement with Charles J. Scimeca. (7)

10.12            Repayment Agreement with WEFT Trust. (7)

16               Letter re: Change in Certifying Accountant. (7)

21               Subsidiaries. (7)

27               Financial Data Schedule (for S.E.C. use only).

99.1             Notifications to National Association of Securities Dealers, Inc., pursuant to Securities and Exchange
                 Commission Rule 10b-17. (5)

99.2             Real Estate Title Reports for Nevada/California, Tennessee, Kansas and Oregon properties subject to Wrap
                 Mortgages and Leases. (7)

- - - ---------
(1) Filed as exhibit 2 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992; incorporated by reference herein as an Exhibit hereto.

(2) Filed as an exhibit to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1991, bearing the exhibit designation number shown above; incorporated by reference herein as an exhibit hereto.

(3) Filed as an exhibit to the Registrant's registration statement on Form S-4, filed together with Mercantile Realty Investors, registration number 33-64526, declared effective by the Securities and Exchange Commission on June 24, 1994, at the identical exhibit designation numbers; and, incorporated by reference herein as an exhibit hereto.


===============================================================================

                 Infotec, Form 10-QSB, March 31, 1995, Page 20

(4) Filed as an exhibit to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993, bearing the exhibit designation number shown above; incorporated by reference herein as an exhibit hereto.

(5) Filed as an exhibit to the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1994, bearing the exhibit designation number shown above; incorporated by reference herein as an exhibit hereto.

(6) Filed as an exhibit to the Registrant's Report on Form 8-K dated July 14, 1995, bearing the exhibit designation number shown above; incorporated by reference herein as an exhibit hereto.

(7) Filed as an exhibit to the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1995, bearing the exhibit designation number shown above; incorporated by reference herein as an exhibit hereto.


(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         EQUITY GROWTH SYSTEMS, INC.

Date:  August 7, 1996

                      By: /s/ Edward Granville-Smith/s/
                          -----------------------------
                            Edward Granville-Smith
                    Chairman and Chief Executive Officer


===============================================================================

                 Infotec, Form 10-QSB, March 31, 1995, Page 21

                             ADDITIONAL INFORMATION


                            CORPORATE HEADQUARTERS:
        3821-B Tamiami Trail, Suite 201, Port Charlotte, Florida, 33952
                        Telephone Number (941) 255-9582
                           Fax Number (941) 625-4491


                                    DIRECTOR
                             Edward Granville-Smith


                               EXECUTIVE OFFICERS
 Edward Granville-Smith, Jr.; Chairman, President and Chief Executive Officer
    Gene R. Moffitt; Executive Vice President, Asset Management and Chief
                               Operating Officer
                Rafi Weiss; Senior Vice President, Acquisitions
           Donald E. Homan; Vice President & Chief Financial Officer
                   Charles J. Scimeca; Secretary & Treasurer


                         INDEPENDENT PUBLIC ACCOUNTANT:
                            JOEL S. BAUM, P.A., CPA
        1515 University Drive, Suite 222; Coral Springs, Florida 33071
                        Telephone Number (945) 752-1712


                                TRANSFER AGENT:
                            LIBERTY TRANSFER COMPANY
                191 New York Avenue; Huntington, New York 11743




===============================================================================

                 Infotec, Form 10-QSB, March 31, 1995, Page 22