Form 10QSB
period 1996-06-30
EQUITY GROWTH SYSTEMS INC /DE/
filed 1996-08-12
CIK 50471

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996.

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   COMMISSION FILE NUMBER 0-3718

- -------------------------------------------------------------------------------

                         EQUITY GROWTH SYSTEMS, INC.
             (Name of Small Business Registrant in its charter)

             Delaware                                   11-2050317
             --------                                   ----------
   (State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)

        3821-B TAMIAMI TRAIL, SUITE 201;  PORT CHARLOTTE, FLORIDA 33952
        ---------------------------------------------------------------
          (Address of principal executive offices including Zip Code)

                               (941) 255-9582
                               --------------
                       (Registrant's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 14, 1996, there were 3,491,148 shares of the Registrant's common stock outstanding.




       This report is comprised of 37 consecutive pages. The exhibit index required by Item 601 of Regulation SB is contained at consecutively numbered page 19.

                                    CONTENTS

ITEM                                                              PAGE NUMBER
- ----                                                              -----------
PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements                                    2
                Cover Page                                              3
                Table of Contents                                       4
                Auditors' Report                                        5
                Balance Sheet                                           6
                Condensed Statement of Income and Accumulated Deficit   7
                Statements of Shareholders' Deficit                     8
                Condensed Statements of Cash Flows                      10
                Notes to the Condensed Financial Statements             11 - 16

Item 2.         Management's Discussion and Analysis                    17

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings                                       18

Item 3.         Default Upon Senior Securities                          18

Item 5.         Other Information                                       19

Item 6.         Exhibits and Reports on Form 8-K                        19

                (a)  Exhibits                                           19 - 21

                (b)  Reports on Form 8-K                                21

SIGNATURES                                                              21

ADDITIONAL INFORMATION                                                  22


                    PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              See following pages.

- -------------------------------------------------------------------------------
                 Infotec, Form 10-QSB, March 31, 1995, Page 2

                          EQUITY GROWTH SYSTEMS, inc.


                              FINANCIAL STATEMENT


                                 JUNE 30, 1996

                          EQUITY GROWTH SYSTEMS, inc.
                              FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995




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


                        [LEO J. PAUL, P.A. LETTERHEAD]



To the Shareholders
Equity Growth Systems, inc.,
Port Charlotte, Florida 33952


I have compiled the accompanying balance sheet of Equity Growth Systems, inc. as of June 30, 1996 and 1995 and the related statements of income and retained earnings and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.





/s/ Leo J. Paul
- ----------------------------
Leo J. Paul


August 2, 1996

                          EQUITY GROWTH SYSTEMS, inc.
                                 BALANCE SHEET
                             JUNE 30, 1996 AND 1995

                                              1996              1995
                          ASSETS
CURRENT ASSETS
 Cash                                    $   12,507           $         -
 Other receivables                            5,671                 3,792
 Mortgage receivable, current portion
  (Note 6)                                  190,964               229,935
 Promissory notes, current portion
  (Note 7)                                    8,757                 8,757
                                         ----------           -----------
   TOTAL CURRENT ASSETS                     217,899               242,484

OTHER ASSETS
 Mortgages receivable (Note 6)            1,907,162             2,194,913
 Promissory notes (Note 7)                  338,039               298,719
 Interest receivable                         44,793                     -
 Patent and proprietary product
  development costs                               -                   101
                                         ----------           -----------
   TOTAL OTHER ASSETS                     2,289,994             2,493,733
                                         ---------            -----------
   TOTAL ASSETS                          $2,507,893           $ 2,736,217
                                         ==========           ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Other current liabilities (Note 2)      $    55,299          $          -
 Mortgage payable, current portion
  (Note 6)                                   487,827               364,950
 Loan payable (Note 9)                       104,000                     -
                                         -----------          ------------
   TOTAL CURRENT LIABILITIES                 647,126               364,950

LONG-TERM LIABILITIES
 Mortgage payable (Note 6)                 1,283,299             1,637,652
                                         -----------          ------------

SHAREHOLDERS' EQUITY (Note 12)
 Preferred stock-no par value authoriz-
  ed-5,000,000 shares; zero issued and
  outstanding                                      -                     -
 Common stock-$.01 par value author-
  ized-20,000,000 shares; issued and
  outstanding-3,491,338 shares                34,914                18,391
 Capital in excess of par value            2,695,178             2,918,162
 Accumulated deficit                      (2,152,624)           (2,202,938)
                                         -----------          ------------
                                             577,468               733,615
                                                              ------------
   TOTAL LIABILITIES                     $ 2,507,893          $  2,736,217
                                         -----------          ------------

                      Read Accountant's Compilation Report

The accompanying notes are an integral part of these financial statements.

                          EQUITY GROWTH SYSTEMS, inc.
             CONDENSED STATEMENT OF INCOME AND ACCUMULATED DEFICIT


                                            Three Months Ended          Six Months Ended
                                                  June 30,                  June 30,
                                            1996        1995            1996         1995
Income                              $   56,338     $        -        $  112,813     $        -

General and Adminis-
 trative Expenses                       60,302              -           118,913          1,266
                                    ----------     ----------        ----------     ----------

Net Income (Loss)
 Before Provisions
 for Income Taxes                       (3,964)             -            (6,100)        (1,266)

Provisions for Income
 Taxes (Note 2)                              -              -                 -             50
                                    ----------     ----------        ----------     ----------

Net Income (Loss)                       (3,964)             -            (6,100)        (1,316)

Accumulated Deficit-
 Beginning                          (2,148,660)    (2,270,770)       (2,146,524)     2,269,454

Write Off of Old
 Liabilities Unable
 to Locate Creditors                         -        (67,832)                -        (67,832)
                                    ----------     ----------        ----------     ----------

Accumulated Deficit-
 Ending                             (2,152,624)    (2,202,938)       (2,152,624)    (2,202,938)
                                    ----------     ----------        ----------     ----------

Earnings Per Share                         .00            .00               .00            .00

Weighted Average of
 Shares Outstanding                  2,411,036      2,000,000         2,411,036      2,000,000
                                    ----------     ----------        ----------     ----------


                      Read Accountant's Compilation Report


The accompanying notes are an integral part of these financial statements.

                          EQUITY GROWTH SYSTEMS, inc.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 JUNE 30, 1996

                                            Capital in
                         No. of    Common   Excess of   Accumulated
                         Shares    Stock    Par Value     Deficit
Balances, December
 31, 1991             $1,902,152  $19,022  $2,101,411   $(2,137,567)

Net (loss) for the
 year ended December
 31, 1992                                                    (7,320)
                      ----------  -------  ----------   -----------

Balances, December
 31, 1992              1,902,152   19,022   2,101,411    (2,144,887)

Common stock issued
 as payment for pro-
 fessional fees           75,000      750

Common stock issued
 in exchange for
 accrued interest         22,848      228      24,126

Net (loss) for the
 year ended December
 31, 1993                                                   (39,700)
                      ----------  -------  ----------   -----------

Balances, December
 31, 1993              2,000,000   20,000   2,155,537    (2,184,587)

Net (loss) for the
 year ended December
 31, 1994                                                   (17,136)
                      ----------  -------  ----------   -----------

Balances, December
 31, 1994              2,000,000   20,000   2,125,537    (2,201,723)

Reverse Split         (1,800,000) (18,000)     18,000

Common shares issued   2,622,072   26,221     537,711

Net income for the year
 ended December 31,
 1995                                                        55,199
                      ----------  -------  ----------   -----------

Balances, December
 31, 1995              2,822,072   28,221   2,681,248    (2,146,524)

                      Read Accountant's Compilation Report

The accompanying notes are an integral part of these financial
statements.                       4

                          EQUITY GROWTH SYSTEMS, inc.
                 STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                                 JUNE 30, 1996


                                            Capital in
                         No. of    Common   Excess of    Accumulated
                         Shares    Stock    Par Value      Deficit
Common stock issued
 in exchange for
 services                669,266    6,693       -            -

Additional contribution
 June 30, 1996              -        -          13,930       -

Net (Loss) for the
 six months ended
 June 30, 1996                                                (6,100)
                       ---------  -------   ----------   -----------
Balances, June 30,
 1996                  3,491,338  $34,914   $2,695,178   $(2,152,624)
                       ---------  -------   ----------   -----------


                      Read Accountant's Compilation Report

The accompanying notes are an integral part of these financial statements.

                          EQUITY GROWTH SYSTEMS, inc.
                            STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995





Cash Flow From Operating Activities:

 Net Loss                                   $ (6,100)    $ (1,316)
                                            --------     --------

Adjustments to Reconcile Income to
 Net Cash Used for Operating Activities
  Decrease in receivable                      89,141         -
  Increase in current liabilities             14,141      (61,559)
  Decrease in notes payable                 (105,298)
  Capital stock issued                         6,693       61,294
                                            --------     --------
                                               4,677          265
                                            --------     --------
  Net Cash (Used) for Operation               (1,423)      (1,051)

Cash Flow From Investing Activities
 Additional paid in capital contributed       13,930           -
                                            --------     --------

  Net Increase in Cash                        12,507       (1,051)

  Cash-Beginning of Period                      -           1,051
                                            --------     --------

  Cash-End of Period                        $ 12,507     $    -
                                            --------     --------





                      Read Accountant's Compilation Report

The accompanying notes are an integral part of these financial statements.

                          EQUITY GROWTH SYSTEMS, inc.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996


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


NOTE 3 - EMPLOYMENT AGREEMENT

           The Company entered into an employment agreement with Edward Granville-Smith, a chief executive officer for an initial term of five years commencing June 1, 1995. The Company registered with the Securities and Exchange Commission to issue 110,000 shares of common stock to Edward Granville-Smith for compensation for services prior to June 1, 1995. In addition, annual salary is a sum equal to the lesser of 5% of the Company's annual gross income on a calendar basis or 15% of its net pre-tax profit as determined for federal income tax purposes, without taking depreciation or tax credits into account to be paid on or before March 30, following the calendar for which salary is due; subject

                          EQUITY GROWTH SYSTEMS, inc.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996



NOTE 3- EMPLOYMENT AGREEMENT (CONTINUED)

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

                          EQUITY GROWTH SYSTEMS, inc.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996

NOTE 6 - MORTGAGES

           Mortgages consist of the following:

           Subordinate "wrap" mortgage receivables:
           (a) Nevada/California Property    12.940%   $  814,459
           (b) Tennessee Property            13.500%      284,721
           (c) Kansas Property (see Note 13) 12.320%      335,469
           (d) Oregon Property                9.080%      663,477
                                                       ----------
                                                        2,098,126
               Less: Current Portion                      190,964
                                                       ----------
                                                       $1,907,162
                                                       ----------
           Original Mortgages Payable:
           (a) Nevada/California Property     9.750%   $  800,440
           (b) Tennessee Property             9.625%      213,505
           (c) Kansas Property (see Note 13)  9.750%      131,788
           (d) Oregon Property                9.750%      625,393
                                                       ----------
                                                        1,771,126
                Less: Current Portion                     487,827
                                                       ----------
                                                       $1,283,299
                                                       ----------

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

                          EQUITY GROWTH SYSTEMS, inc.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996


NOTE 7 - NOTES RECEIVABLE

Nevada/California Property
          Quarterly payments of $868.55
          4% above prime, currently 12.62%
          original amount $63,000                                    $132,144

         Tennessee
          Quarterly payment of $477.90
          4% above prime, currently 12.62%
          original amount $40,000                                      89,050

         Kansas
          Quarterly payments of $341.73
          4% above prime, currently 12.62%
          original amount $21,073 (See Note 13)                        42,332

         Oregon
          Quarterly payments of $501.13
          4% above prime, currently 12.62%
          original amount $38,742                                      83,270
                                                                     --------

                                                                      346,796
            Less: Current Portion                                      (8,757)
                                                                     --------
                                                                     $338,039
                                                                     --------

NOTE 8 - LEASE COMMITMENTS

           The various operating leases were acquired with the various mortgages. The income generated under these operating leases is used to pay the underlying mortgages. The future minimum rental commitment receivable by year for the non-cancelable lease, as of December 31, 1995 is as follows:

                              Nevada
         Years Ending       California  Tennessee   Kansas      Oregon
         December 31, 1996   $174,423    $95,660   $ 75,555  $  107,964
         December 31, 1997    174,423       -        75,555     107,964
         December 31, 1998    174,423       -        18,889     107,964
         December 31, 1999    174,423       -          -        107,964
         December 31, 2000    174,423       -          -        107,964
                             --------    -------   --------  ----------

          Total              $872,115    $95,660   $169,999  $  539,820
                             --------    -------   --------  ----------

          Total Minimum Payments                             $1,677,594
                                                             ----------

                          EQUITY GROWTH SYSTEMS, inc.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996

NOTE 8 - LEASE COMMITMENTS (CONTINUED)

           The Company only recognizes as Interest income those amounts collected in excess of the profits from the wrap mortgages and the interest income which were $112,813 and $-0- respectively.

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

                          EQUITY GROWTH SYSTEMS, inc.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996




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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATION

     During the six months ended June 30, 1996, the Registrant reported interest income of approximately $113,000 as compared to income from all sources of $0 during the prior six months ended June 30, 1996. This increase was attributable to the Registrant's exchanging 1,616,000 shares of common stock in payment of an indenture to trust and various wrap around mortgages subject to the underlying mortgages. Also, the leases were similarly acquired in the same transaction.

     During the six months ended June 30, 1996, the Registrant's cost of revenue increased by approximately $117,000 over the prior six months ended representing costs associates with increased total revenues. The Registrant's cost of revenue increased primarily as a result of the increased cost managing the mortgages, mostly consisting of interest expenses incurred in satisfying the underlying mortgages. During the 1996 six month ended, the Registrant recognized an approximate $10,600 increase in its general and administrative expenses primarily resulted by the advent of the interest expenses.

     During the six months ended June 30, 1996, the Registrant reported a net loss of approximately $6,000 or $.0 per share as compared to a net loss of approximately $1,000 or $.0 per share during the prior year end. The increase in losses resulted from expenses incurred to update the Registrant's filings with the Securities and Exchange Commission and with expenses associated with debt service on acquired assets. The apparent reduction in expenses on a per share basis is based on the fact that a substantially greater number of shares were outstanding as of June 30, 1996.

LIQUIDATED CAPITAL RESOURCES

     As of June 30, 1996, the Registrant had working capital position of approximately ($429,000) as compared to a working capital position of approximately ($122,000) for the six months ended June 30, 1995. This increase reflects the Registrant's acquisition of the previously discussed mortgages and leases. To date, the cash flow generated from operations have been adequate to meet the Registrant's mortgage obligations. A shareholder has been contributing funds to meet various general and administrative expenses required to fulfill all of the Registrant's obligations. No officer of the Registrant has been receiving or accruing compensation at this time.


- -------------------------------------------------------------------------------

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

     The Registrant's predecessors in interest (the Milpitas partnerships) entered into negotiations with Exten Ventures, Inc., a Delaware corporation, during 1990, for sale of the assets subsequently assigned to the Registrant.
The Milpitas Partnerships have advised the Registrant's management that the transactions were never concluded due to the inability or refusal of Exten Ventures, Inc., to comply with its commitments. While management notes that applicable status of limitation on any alleged transactions with Exten Ventures, Inc., have probably expired, management cannot provide any assurances that Exten Ventures, Inc., will not initiate litigation in the future

     The Registrant has not made the final payments required under the mortgage for its Kansas City property. The tenant had a conditional right to purchase such property and submitted an irrevocable offer to purchase, which was to have been rejected by counsel representing the Registrant, however, such counsel may have failed to take the steps required to effect such rejection. Consequently, the Registrant and the tenant are currently in negotiation to formalize terms of sale. Legal counsel to the Registrant has advised management that the mortgage holder has not initiated action to enforce the mortgage based on its acknowledgment that the pending sale will generate sufficient income to discharge the mortgage obligation.

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




- -------------------------------------------------------------------------------
                Infotec, Form 10-QSB, March 31, 1995, Page 18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the first quarter of 1996.


ITEM 5. OTHER INFORMATION.

      The Registrant's reports disclosed under Item 6, if any, are incorporated by reference as material subsequent events.

     Diversified Corporate Consulting Group, LLC, a Delaware limited liability company which acts as a consultant to the Registrant, has acquired all of the Registrant's common stock heretofore held by Mr. Warren A. McFadden, in consideration for assumption of approximately $30,000 in obligations of Mr. Mcfadden to the Registrant. In conjunction with the terms of its consulting agreement with Diversified Corporate Consulting Group, LLC, the Registrant will shortly file a registration statement on Form S-8, registering an option permitting Diversified Corporate Consulting Group, LLC to purchase 200,000 shares of the Registrant's common stock, at an aggregate exercise price of $80,000.

     Copies of the agreement between the Registrant and Diversified Corporate Consulting Group, LLC, and the agreement between Mr. McFadden, Diversified Corporate Consulting Group, LLC and the Registrant are filed as exhibits to this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT         DESCRIPTION
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

2.3 Agreement pertaining to cancellation of the merger between the Registrant and Equity Growth Systems, Inc. (5)

2.4             Stock Exchange Agreement re Homan Equities, Inc. (7)

2.5             Stock Exchange Agreement re Moffitt Properties, Ltd. (7)

2.6             Stock Exchange Agreement re Equity Growth Realty, inc. (7)


- -------------------------------------------------------------------------------
                Infotec, Form 10-QSB, March 31, 1995, Page 19

EXHIBIT         DESCRIPTION
- -------         -----------

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

21              Subsidiaries. (7)

27              Financial Data Schedule (for SEC use only).

99.1            Notifications to National Association of Securities Dealers,
                Inc., pursuant to Securities and Exchange Commission Rule
                10b-17. (5)

- -------------------------------------------------------------------------------
                 Infotec, Form 10-QSB, March 31, 1995, Page 20

EXHIBIT         DESCRIPTION
- -------         -----------
99.2            Real Estate Title Reports for Nevada/California, Tennessee,
                Kansas and Oregon properties subject to Wrap Mortgages and
                Leases. (7)

99.3            Diversified Corporate Consulting Group, LLC, Agreements,
                sequentially numbered page    .
                                          ---

- ------
(1)     Filed as exhibit 2 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992; incorporated by reference herein as an Exhibit hereto.

(2) Filed as an exhibit to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1991, bearing the exhibit designation number shown above; incorporated by reference herein as an exhibit hereto.

(3)     Filed as an exhibit to the Registrant's registration statement on Form
        S-4, filed together with Mercantile Realty Investors, registration number 33-64526, declared effective by the Securities and Exchange Com-mission on June 24, 1994, at the identical exhibit designation numbers;
        and, incorporated by reference herein as an exhibit hereto.

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

(6) Filed as an exhibit to the Registrant's Report on Form 8-K designation number shown above; incorporated by reference herein as an exhibit hereto.

(7) Filed as an exhibit to the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1995, bearing the exhibit designation number shown above; incorporated by reference herein as an exhibit hereto.

(b)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarter for which this report is filed.





- --------------------------------------------------------------------------------
                Infotec, Form 10-QSB, March 31, 1995, Page 21

                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EQUITY GROWTH SYSTEMS, INC.

Date:  August 12, 1996

                                    By:   /s/Edward Granville-Smith
                                       ----------------------------------
                                          Edward Granville-Smith
                                    Chairman and Chief Executive Officer










- -------------------------------------------------------------------------------
                Infotec, Form 10-QSB, March 31, 1995, Page 22

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


                       INDEPENDENT PUBLIC ACCOUNTANT:
                           JOEL S. BAUM, P.A., CPA
        1515 University Drive, Suite 222;  Coral Springs, Florida 33071
                        Telephone Number (945) 752-1712


                               TRANSFER AGENT:
                            Liberty Transfer Company
                191 New York Avenue; Huntington, New York 11743





- -------------------------------------------------------------------------------
                Infotec, Form 10-QSB, March 31, 1995, Page 23