Form 10QSB
period 1996-09-30
EQUITY GROWTH SYSTEMS INC /DE/
filed 1996-11-18
CIK 50471

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996.

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

ITEM                                                              PAGE NUMBER
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


                    PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              See following pages.

-------------------------------------------------------------------------------

                          EQUITY GROWTH SYSTEMS, inc.


                              FINANCIAL STATEMENT


                               SEPTEMBER 30, 1996

                          EQUITY GROWTH SYSTEMS, inc.
                              FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1996



                               TABLE OF CONTENTS
                               -----------------

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

                              LEO J. PAUL, P.A.

                         CERTIFIED PUBLIC ACCOUNTANT



                                                                                                SUITE 6-C
MEMBER:                                                                                    FINANICAL FEDERAL BLDG.
AMERICAN INSTITUTE OF                                                                           407 LINCOLN RD.
CERTIFIED PUBLIC ACCOUNTANTS                                                               MIAMI BEACH, FLORIDA  33139
      ----------
FLORIDA INSTITUTE OF                                                                            TELEPHONE:
CERTIFIED PUBLIC ACCOUNTANTS                                                                   AREA CODE 305
                                                                                              532-0100 (DADE)
                                                                                             525-9119 (BROWARD)


To the Shareholders
Equity Growth Systems, inc.,
Port Charlotte, Florida 33952


I have compiled the accompanying balance sheet of Equity Growth Systems, inc. as of September 30, 1996 and 1995 and the related statements of income and retained earnings and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.



/S/ Leo J. Paul
---------------
Leo J. Paul


October 31, 1996

                          EQUITY GROWTH SYSTEMS, inc.
                                 BALANCE SHEET
                          SEPTEMBER 30, 1996 AND 1995

                                                                 1995              1996

                                 A S S E T S
CURRENT ASSETS
 Cash                                                       $     5,459         $    -
 Other receivables                                                5,671               5,982
 Mortgage receivable, current portion
  (Note 6)                                                      178,345             222,488
 Promissory notes, current portion
  (Note 7)                                                        8,757               8,757
                                                            -----------         -----------
   TOTAL CURRENT ASSETS                                         198,232             237,227

OTHER ASSETS
 Mortgages receivable (Note 6)                                1,865,811           2,142,203
 Promissory notes (Note 7)                                      346,964             306,523
 Interest receivable                                             45,398              -
 Patent and proprietary product
  development costs                                                -                 -
                                                            -----------         -----------
   TOTAL OTHER ASSETS                                         2,258,173           2,448,726
                                                            -----------         -----------
   TOTAL ASSETS                                             $ 2,456,405         $ 2,685,953
                                                            ===========         ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Other current liabilities (Note 2)                         $    54,505         $    52,981
 Mortgage payable, current portion
   (Note 6)                                                     350,297             218,126
 Loan payable (Note 9)                                          104,000              -
                                                            -----------         -----------
   TOTAL CURRENT LIABILITIES                                    508,802             271,107

LONG-TERM LIABILITIES
 Mortgage payable (Note 6)                                    1,364,379           1,722,144
                                                            -----------         -----------

SHAREHOLDERS' EQUITY (Note 12)
 Preferred stock-no par value authoriz-
  ed-5,000,000 shares; zero issued and
  outstanding                                                      -                 -
 Common stock-$.01 par value author-
  ized-20,000,000 shares; issued and
  outstanding-3,491,338 shares                                   34,914              20,391
 Capital in excess of par value                               2,695,178           2,918,162
 Accumulated deficit                                         (2,146,868)         (2,245,851)
                                                            -----------          ----------
                                                                583,224             692,702
                                                            -----------          ----------
   TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                                   $ 2,456,405          $2,685,953
                                                            ===========          ==========

                      Read Accountant's Compilation Report

The accompanying notes are an integral part of these financial statements.

                          EQUITY GROWTH SYSTEMS, inc.
             CONDENSED STATEMENT OF INCOME AND ACCUMULATED DEFICIT




                           Three Months Ended     Nine Months Ended
                             September 30,          September 30,
                            1996        1995        1996       1995
Income                $   57,774  $   61,506 $  170,588  $   61,506

General and Adminis-
 trative Expenses         52,018     104,318    170,932     105,584
                      ----------  ---------- ----------  ----------

Net Income (Loss)
 Before Provisions
 for Income Taxes          5,756     (42,812)      (344)    (44,078)

Provisions for Income
 Taxes (Note 2)            -           -          -              50
                      ----------  ---------- ----------  ----------

Net Income (Loss)          5,756     (42,812)      (344)    (44,128)

Accumulated Deficit-
 Beginning            (2,152,624) (2,202,938) 2,146,524   2,201,723

Accumulated Deficit-
 Ending                2,146,868   2,245,750  2,146,868   2,245,851
                      ==========   =========  =========   =========

Earnings Per Share           .00        (.02)       .00        (.02)

Weighted Average of
 Shares Outstanding    2,411,036   2,000,000  2,411,036   2,000,000
                      ----------  ---------- ----------  ----------





                     Read Accountant's Compilation Report


The accompanying notes are an integral part of these financial statements.

                          EQUITY GROWTH SYSTEMS, inc.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                               SEPTEMBER 30, 1996

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

                          EQUITY GROWTH SYSTEMS, inc.
                 STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                               SEPTEMBER 30, 1996




                                                Capital in
                         No. of      Common     Excess of     Accumulated
                         Shares      Stock      Par Value       Deficit

Common stock issued
 in exchange for
 services                669,266      6,693         -             -

Additional contribution
 June 30, 1996              -          -            13,930        -

Net (Loss) for the
 nine months ended
 September 30, 1996                                                  (344)
                       ---------  -  ------     ----------     ----------
Balances, September 30,
 1996                  3,491,338  $  34,914     $2,695,178    $(2,146,868)
                       =========  =  ======     ==========    ===========





                      Read Accountant's Compilation Report

The accompanying notes are an integral part of these financial statements.

                          EQUITY GROWTH SYSTEMS, inc.
                            STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995





Cash Flow From Operating Activities:

 Net Loss                                   $   (344)      $  (44,128)
                                            --------       ----------

Adjustments to Reconcile Income to
 Net Cash Used for Operating Activities
  Decrease in receivable                     133,581       (2,682,161)
  Increase in current liabilities             19,499           (8,048)
  Decrease in notes payable                 (128,902)       1,940,270
  Capital stock issued                         6,693              391
                                            --------       ----------

                                              (8,127)        (749,548)
                                            --------       ----------

  Net Cash (Used) for Operation               (8,471)         793,676

Cash Flow From Investing Activities
 Additional paid in capital contributed       13,930          792,625
                                            --------       ----------

  Net Increase in Cash                         5,459           (1,051)

  Cash-Beginning of Period                      -               1,051
                                            --------       ----------

  Cash-End of Period                        $  5,459       $     -
                                            ========       ==========





                      Read Accountant's Compilation Report

The accompanying notes are an integral part of these financial statements.

                          EQUITY GROWTH SYSTEMS, inc.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


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

                          EQUITY GROWTH SYSTEMS, inc.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996



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

                          EQUITY GROWTH SYSTEMS, inc.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

NOTE 6 - MORTGAGES

           Mortgages consist of the following:

Subordinate "wrap" mortgage receivables:
           (a) Nevada/California Property    12.940%   $  793,089
           (b) Tennessee Property            13.500%      268,455
           (c) Kansas Property (see Note 13) 12.320%      330,593
           (d) Oregon Property                9.080%      652,019
                                                       ----------
                                                        2,044,156
               Less: Current Portion                      178,345
                                                       ----------
                                                       $1,865,811
                                                       ==========
           Original Mortgages Payable:
           (a) Nevada/California Property     9.750%   $  777,250
           (b) Tennessee Property             9.625%      193,580
           (c) Kansas Property (see Note 13)  9.750%      129,619
           (d) Oregon Property                9.750%      614,227
                                                       ----------
                                                        1,714,676
                      Less: Current Portion               350,297
                                                       ----------
                                                       $1,364,379
                                                       ==========

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

                  (d) The mortgage secures a promissory note and is payable in equal quarterly installments of $26,409.87 with a final payment of $232,199.50, maturing January 1, 2003. There is also an underlying "wrap" mortgage that is payable in equal annual payments of $106,640 maturing December 1, 2002.

                          EQUITY GROWTH SYSTEMS, inc.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


NOTE 7 - NOTES RECEIVABLE
 Nevada/California Property
          Quarterly payments of $868.55
          4% above prime, currently 12.62%
          original amount $63,000                                    $135,371

         Tennessee
          Quarterly payment of $477.90
          4% above prime, currently 12.62%
          original amount $40,000                                      91,333

         Kansas
          Quarterly payments of $341.73
          4% above prime, currently 12.62%
          original amount $21,073 (See Note 13)                        43,667

         Oregon
          Quarterly payments of $501.13
          4% above prime, currently 12.62%
          original amount $38,742                                      85,350
                                                                     --------

                                                                      355,721
            Less: Current Portion                                      (8,757)
                                                                     --------
                                                                     $346,964
                                                                     ========

NOTE 8 - LEASE COMMITMENTS

           The various operating leases were acquired with the various mortgages. The income generated under these operating leases is used to pay the underlying mortgages. The future minimum rental commitment receivable by year for the non-cancelable lease, as of December 31, 1995 is as follows:

                              Nevada
         Years Ending       California  Tennessee   Kansas   Oregon
         December 31, 1996   $174,423    $95,660   $ 75,555  $107,964
         December 31, 1997    174,423       -        75,555   107,964
         December 31, 1998    174,423       -        18,889   107,964
         December 31, 1999    174,423       -          -      107,964
         December 31, 2000    174,423       -          -      107,964
                             --------    -------   --------  --------

          Total              $872,115    $95,660   $169,999  $539,820
                             ========    =======   ========  ========

          Total Minimum Payments                           $1,677,594
                                                           ==========


                          EQUITY GROWTH SYSTEMS, inc.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

NOTE 8 - LEASE COMMITMENTS (CONTINUED)

           The Company only recognizes as Interest income those amounts collected in excess of the profits from the wrap mortgages and the interest income which were $170,588 and $61,506 respectively.

NOTE 9 - LOAN PAYABLE                                1996      1995
           A secured loan payable due on
            demand with interest payable
            quarterly at a rate of 10% per
            annum.  This loan was assumed
            by the Company as part of the
            asset acquisition, subsequent
            to the year end a formal note
            is to be executed.                       $104,000   $   -
                                                     ========   ========

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

                          EQUITY GROWTH SYSTEMS, inc.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996




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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Results of Operation
        During the nine months ended September 30, 1996, the Registrant reported interest income of approximately $170,000 as compared to income from all sources of $61,000 during the prior nine months ended September 30, 1995. This increase was attributable to the Registrant's exchanging 1,616,000 shares of common stock in payment of an indenture to trust and various wrap around mortgages subject to the underlying mortgages. Also, the leases were similarly acquired in the same transaction.

        During the nine months ended September 30, 1996, the Registrant's cost of revenue increased by approximately $64,000 over the prior nine months ended representing costs associates with increased total revenues. The Registrant's cost of revenue increased primarily as a result of the increased cost of managing the mortgages, mostly consisting of interest expenses incurred in satisfying the underlying mortgages. During the 1996 nine months ended, the Registrant recognized an approximate 168% increase in its general and administrative expenses primarily resulted by the advent of the interest expenses.

        During the nine months ended September 30, 1996, the Registrant reported a net loss of approximately $300 or $.0 per share as compared to a net loss of approximately $44,000 or $.0 per share during the prior year end.


Liquidity and Capital Resource
        As of September 30, 1996, the Registrant had a working capital position of approximately ($310,000) as compared to a working capital position of approximately ($34,000) as of September 30, 1995. This increase reflects the Registrant's acquisition of the previously discussed mortgages and leases. To date, the cash flow generated from operations have been adequate to meet the Registrant's mortgage obligations. A shareholder has been contributing funds to meet various general and administrative expenses required to fulfill all of the Registrant's obligations. No officer of the Registrant has been receiving or accruing compensation at this time.

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




-------------------------------------------------------------------------------

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT         DESCRIPTION
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

2.3 Agreement pertaining to cancellation of the merger between the Registrant and Equity Growth Systems, Inc. (5)

2.4             Stock Exchange Agreement re Homan Equities, Inc. (7)

2.5             Stock Exchange Agreement re Moffitt Properties, Ltd. (7)

2.6             Stock Exchange Agreement re Equity Growth Realty, inc. (7)


-------------------------------------------------------------------------------

EXHIBIT         DESCRIPTION
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

16              Letter re: Change in Certifying Accountant. (7)

21              Subsidiaries. (7)

27              Financial Data Schedule (for SEC use only).

99.1            Notifications to National Association of Securities Dealers,
                Inc., pursuant to Securities and Exchange Commission Rule
                10b-17. (5)

-------------------------------------------------------------------------------

EXHIBIT         DESCRIPTION
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





--------------------------------------------------------------------------------

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










-------------------------------------------------------------------------------

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





-------------------------------------------------------------------------------