Form 10KSB
period 1996-12-31
EQUITY GROWTH SYSTEMS INC /DE/
filed 1998-01-15
CIK 50471

United States Securities and Exchange Commission
                        Washington D.C.

                          FORM 10-KSB
      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

          For the fiscal year ended December 31, 1996
                 Commission File Number O-3718

                  Equity Growth Systems, inc.
       (Name of Small Business Registrant in its charter)

                            Delaware
                  (State or other jurisdiction
                      of incorporation or
                          organization)

                           11-2050317
                (I.R.S. Employer Identification
                            Number)

 3821-B Tamiami Trail, Suite 201, Port Charlotte, Florida, 33952
   (Address of principal executive offices including Zip Code)

                          (941) 255-9582
                 (Registrant's telephone number)
      Securities registered under Section 12(b) of the Act:

                   Title of each class:  None
                 Name of each exchange on which
                       registered:  None
     Securities Registered under Section 12(g) of the Act:  Common Stock
                                                          (Title of Class)

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as
amended, during the past twelve months (or for such shorter period that the Registrant was required to file such reports, and (2) has been
subject to such filing requirements for the past 90 days:  Yes [_]   No[x]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB: [X]

State Registrant's revenues for its most recent fiscal year:  $225,031

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a
specified date within the past 60 days:    $ 0 based on the absence of
any bid price therefore during 1996.

State the number of shares outstanding of each of the Registrant's
classes of equity, as of the latest practicable date:   3826,148 shares
of common stock, as of December 18, 1997.

This registration statement on Form 10-KSB, is comprised of 135 sequentially numbered pages, with the required exhibit index located at sequentially numbered page 68.

                         Table of Contents
Item         Page
Number       Number      Item Caption

Item 1.       4          Description of Business

Item 2.      13          Description of Properties

Item 3.      31          Legal Proceedings.

Item 4.      37          Submission of Matters to Vote of Security Holders

Item 5.      37          Market for Common Equity and Related Stockholder
                         Matters.

Item 6.      39          Management's Discussion and Analysis of Financial
                         Condition and Results of Operations or Plan of Operation

Item 7.      40          Financial Statements

Item 8.      40          Changes in and Disagreements with Accountants

Item 9.      44          Directors, Executive Officers, Promoters and
                         Control Persons; Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 10.     49          Executive Compensation

Item 11.     55          Security Ownership of Certain Beneficial Owners and
                         Management

Item 12.     60          Certain Relationships and Related Transactions

Item 13.     68          Exhibits, Financial Statements & Reports on
                         Form 8-K (index)
             73          Signatures

             97          Additional Information

This document incorporates into a single document the requirements of the
        Securities and Exchange Commission for the Annual Report to
                Stockholders and the Form 10-KSB.

                                PART I
Item 1. Business

(a)     Historical Data

        Equity Growth Systems, inc. ("the Registrant"), was incorporated in Delaware on December 8, 1964, as Infotec, Inc. Its current address is 3821-B Tamiami Trail, Suite 201; Port Charlotte, Florida 33952 and its current telephone number is (941) 255-9582.

        On April 7, 1993, the Registrant and KSG Technologies, Inc., a Maryland corporation ("KSG") then operating as Mercantile Realty Investors, Inc., "MRI") entered into a Plan and Agreement of Merger ("the Merger Agreement"), pursuant to authorization by their respective Boards of Directors, providing for the merger of the Registrant into MRI ("the Merger"). The Merger was subsequently approved by the shareholders of MRI and MRI and the Registrant filed a registration statement with respect thereto (on Form S-4) with the Securities and Exchange Commission. Although the registra-tion statement was declared effective, the Merger was canceled because the parties were unwilling to spend the funds required to prepare and file the applications with state securities regulatory authorities that would have been required. KSG has issued 200,000 shares of its common stock to the Registrant, as trustee for its stockholders of record as of March 23, 1995, as compensation for cancellation of the merger agreement. Such shares will be distributed to the beneficial owners at such time as management is assured that such shares can be distributed pursuant to exemptions from registration requirements under federal or state securities laws, as restricted securities subject to the holding period requirements of Securities and Exchange Commission Rule 144. The Registrant and KSG intend to seek a no action position from the staff of the Securities and Exchange Commission with reference to federal registration requirements, and to seek similar relief from state securities regulatory authorities in states where specific exemptions are not found, at such time as KSG becomes current in its reporting obligations under the Securities Exchange Act of 1934, as amended. If KSG and the Registrant obtain a satisfactory no action letter from the Securities and Exchange Commission but cannot obtain comparable relief from regulators in all states in which the Registrant has stockholders, then the 200,000 shares would be distributed pro rata, solely to stockholders residing in states where such distribution would be either exempt from registration requirements or distribution is permitted pursuant to a no-action agreement with state regulators. A copy of the agreement between the Registrant and KSG (then operating as Equity Growth Systems, Inc.; "EGSI") was filed as an exhibit to the Registrant's report on Form 10-KSB for the year ended December 31, 1994.

        During March of 1995, the Registrant's Board of Directors elected Edward Granville-Smith, then president of KSG (then operating as EGSI), to the Registrant's Board of directors, after which, all directors other than Mr. Granville-Smith resigned. Mr. Granville-Smith, as the sole director, elected himself as president, chief executive officer and chairman of the Registrant's board of directors. Thereafter, Mr. Granville-Smith, as the sole stockholder, officer and director of Milpitas Investors, Inc., a Delaware corporation ("Milpitas"), caused Milpitas to assign interests in four leases involving five separate leased parcels of real estate (one lease covers two parcels), four promissory notes secured by mortgages on real estate leased to third parties, in each case subject to mortgages to third parties, and four demand notes with an aggregate original principal balance of approximately $163,415, to the Registrant in exchange for 1,616,000 shares of the Registrant's common stock, $0.01 par value. The demand notes are subject to an arrangement with Mr. Jerry C. Spellman (which the Registrant has agreed to honor) whereby payments thereon are used to repay a $104,000 loan by Mr. Spellman to a former holder. Milpitas thereafter distributed such stock to the Granville-Smith Trust, which thereafter transferred it to K. Walker, Ltd., a Bahamian corporation (affiliated with Mr. Granville-Smith) and Bolina Trading Company, a Panamanian corporation (affiliated with Jerry C. Spellman).

        Because it appeared that certain assets which Mr. Granville-Smith intended to include in such assignment may not have been included in the indenture, effective December 29, 1995, Mr. Granville-Smith, on his own behalf and as the statutory trustee and liquidating agent for Equity Growth Systems, inc., a dissolved Maryland corporation ("EGS Maryland"); and First Ken-Co Properties, Inc., a dissolved Delaware corporation ("FKP"); and as the current sole officer, director and stockholder of Milpitas Investors, Inc., a Delaware corporation ("Milpitas"), executed a corrective bill of sale (a copy of which was included as an exhibit to Registrant's Form 10-KSB for year ending December 31, 1995). The corrective bill of sale assigned the following to the Registrant: all of the assets owned by EGS Maryland and FKP, together with all of the rights of certain partnerships in which Milpitas served as sole general partner, to a series of notes secured by wrap mortgages (mortgages inferior to first mortgages) and to income from long term leases on the subject properties.

        The Registrant is now involved in the business of seeking to acquire and operate interests in income producing, commercial real estate.

(b)     Financial Information About Industry Segments.

        Not Applicable.

(c)     Narrative Description of Business.

1.      The Registrant:

        During 1995, the Registrant issued 1,616,000 shares of its common stock, $0.01 par value, in exchange for all of the assets owned by Equity Growth Systems, inc., a dissolved Maryland corporation (not to be confused with the Registrant), all of the assets owned First Ken-Co Properties, Inc., a dissolved Delaware corporation, and for all of the rights of certain partnerships in which Milpitas Investors, Inc. (a Delaware corporation) served as sole general partner), including lease income from five parcels of real estate, four promissory notes secured by mortgages on such real estate (in each case subject to mortgages to third parties), and four demand notes with an aggregate original principal balance of approximately $163,415.00 The demand notes are subject to an arrangement with Mr. Jerry C. Spellman (which the Registrant has agreed to honor) whereby payments thereon are used to repay a $104,000 loan by
Mr. Spellman to a former holder thereof.    One parcel and one note have
been written off by the accountants due to non judicial foreclosure. (See litigation and Financial statements).

        Milpitas is wholly owned by Edward Granville-Smith, the Registrant's Chairman and President. Mr. Granville-Smith is one of the Registrant's two largest beneficial stockholders. Milpitas holds the following partnership interests:

       1.98% general partnership interest in Montco Associates.

      96.02% limited partnership interest in Montco Associates.

     0.99% general partnership interest in Sound-Safe Associates.

97.01% general and limited partnership interest in Sound-Safe Associates.

      .495% limited partnership interest in Safe-Ten Associates

     .99666% limited partnership interest in San-Safe Associates

     .99666%  limited partnership interest in Pay West Associates

       0.99% general partnership interest in Paymont Associates

       0.99% general partnership interest in Paynev Associates

        The Registrant also acquired all rights to unsecured advances aggregating $163,415 made by Milpitas to four of the limited partnerships in which it served as general partner (owning less than a 2% general partnership interest).

        The transactions were treated as purchases (rather than pooling of interests) for accounting purposes and consequently, the assets acquired were recorded at their estimated current values at the acquisition date. Such current values were based in part, upon the current values of the net assets and corporate interests acquired. See notes to the financial statements filed herewith.

2.      The Notes Receivable:

        As of December 31, 1996, the following was true:

        The notes receivable were obligations of Pay West Associates, Safe-Ten Associates, San-Safe Associates and Paynor Associates, partnerships in which Milpitas has a less than 2% general partnership interest (the "Second Stage Milpitas Partnerships"). They owned the real estate which they acquired from Paymont Associates and Pay Nev Associates; Sound Safe Associates; First Ken-Co Properties, Inc.; and, Montco Associates (all either partnerships in which Milpitas served as general partner, or in the case of First Ken-Co Properties, Inc., af-filiates of Milpitas, collectively referred to as the First Stage Milpitas Affiliates").

        The properties were acquired by the First Stage Milpitas Affiliates through the issuance of long term notes secured by first mortgages on the properties (the "First Mortgages") to Sixth Ludingham Properties, Inc., a Delaware corporation; First Mortgage Corporation, a Washington corporation; Eleventh Wallingford Properties, Inc., a Delaware corporation; and, Sixth Basengstoke Properties, Inc., a Delaware corporation. They were then leased on a long term basis (the "Long Term Leases") and thereafter sold to the Second Stage Milpitas Partnerships, subject to the Long Term Leases and the First Mortgages, in exchange for long term notes secured by wrap mortgages (the "Wrap Mortgages;" the Second Stage Milpitas Partnerships not being obligors to the holders of the First Mortgages, but acquiring the properties subject to the rights of such holders). Consequently, the First Stage Milpitas Affiliates remain as the sole obligors on the first mortgages, but are the payees on the Wrap Mortgages and are entitled to all of the income from the Long
Term Leases, including all renewals thereof.

        The Wrap Mortgage agreements, as currently in effect, contain repayment schedules which allocate each quarterly installment such that the interest rates vary over the term of the notes, from the stated effective interest rate. The current value of the notes on December 31, 1995 is the remaining balance reflected in the repayment schedule based on the actual effective interest rate over the effective remaining terms of the notes.


As  material subsequent event,

SOUND SAFE ASSOCIATES, a Limited Partnership formed under the laws of Maryland, and a wholly owned subsidiary of registrant, defaulted on the mortgage on the property located in Memphis Tennessee because it
was unable to satisfy the pay-off   balloon payment that was due on
December 31, 1996 in the amount of $174,801.00. The mortgage holder refused to negotiate with SOUND SAFE ASSOCIATES or extend the term of the mortgage and refused further amortization payments from the lessor of the underlying lease. Non Judicial Foreclosure was instituted and finalized in August, 7, 1997. Copies of the notice of foreclosure and advertisement of foreclosure are included as exhibits filed with this 10K-SB

The Registrant is considering purchasing the Fee for said property from Lutheran Brotherhood. However, as a result of foreclosure, the Registrant has written off the balance of the related wrap around mortgage receivable ($251,722) and promissory note receivable of ($93,686). See section on Description of Real Estate and Operating Data,
1. Lease Rights Currently Owned: b) Safeway Stores, Incorporated.


On  October 21, 1997, The District Court of Kansas entered an Order of Dismissal With Prejudice of Associated Wholesale Grocers, Inc., vs San Safe Associates, et. al. Case No. 972072WC. The order is based on a
Joint Stipulation of parties involved in the litigation.   A copy of the
Order of Dismissal is filed as an Exhibit to this Form 10-KSB for 1996.

        On October 20, 1997, In a mutual release, Associated Wholesale Grocers agreed to pay the sum of One Hundred Fifty Thousand Dollars ($150,000) to Fleet National Bank in exchange for the transfer of free, clear, insurable, and marketable title of the Subject Property to Four B
Corporation, a Kansas corporation;   Fleet  National Bank  receives
Fifty-two Thousand ($52,000) of the above $150,000, with the remaining balance of $98,000.00 to be distributed to First Ken-Co Properties and
San Safe.   First Ken- Co Properties and San Safe the agreed to hold the
$98,000.00 in escrow and First Ken-Co. Properties and San Safe would litigate in the State of Maryland all remaining issues between them, including the rightful disbursement of the $98,000.00 held in escrow.In that same matter, First Ken-Co. Properties is expected to seek from the limited partners of San Safe an accounting and damages in the amount in
excess of $300,000.00.   Registrant holds the position that the ultimate
rightful disbursement of a substantial portion of these funds is to registrant for the purposes of reduction of wrap around mortgage indebtedness and promissory note receivables. A lawsuit was filed January 7, 1998, a copy of which is attached as an Exhibit to this 10-KSB for 1996.


        The following schedule discloses the imputed interest rates and the stated maturity dates for each loan:

                       Effective       Maturity
                       Interest Rate   Date           Remaining Balance at
        Amount         Stated          Stated         Maturity Date

        $ 910,415      12.904%         2005           $248,395
          370,397      12,320%         2005            370,397
          728,056       9.080%         2003            232,200

*       Over the remaining effective term

        The notes are payable in quarterly installments and total amounts due in the 11 years subsequent to December 31, 1996 and the principal portion thereof are as follows:

Year              Total               Principal Portion *
1997              300,409             160,436
1998              300,409             170,409
1999              300,409             180,944
2000              300,409             191,940
2001              166,861             110,996
2002              833,182             381,609
2003               60,221              47,775
2004               60,221              52,069
2005              445,616             441,252

_______
*       As specified by the repayment schedules.

3.      Advances to Partnerships:

        The Second Stage Milpitas Partnerships were indebted to Milpitas as payors under a series of interest free loans from the general partner, called for by the respective partnership agreements. The loans were to be repaid upon sale of the real estate owned by the Second Stage Milpitas Partnerships, however, because the limited partners rejected a number of bone fide purchase offers, the Second Stage Milpitas Partnerships and Milpitas entered into an agreement during September of 1987, converting the loans into demand promissory notes, bearing no interest until called by Milpitas. Milpitas called all of the demand notes on October 1, 1987. Because the Second Stage Milpitas Partnerships were unable to make the required payments, the holders and the makers agreed that the notes would remain outstanding on a demand basis, yielding compound interest and that all funds in excess of those required to service secured debt received by the Second Stage Milpitas Partnerships, would be applied to payments on the notes. Advances to the Second Stage Milpitas Partnerships include an aggregate of $122,815 (face amount), with a current accrued amount due (based on principal plus accrued but unpaid interest as of December 31, 1996) of $148,058. The Registrant acquired all rights to such notes from Milpitas during 1995, as disclosed above.



4.      Mortgages Payable:

        The table below summarizes the terms of the First Mortgages which are repayable in quarterly installments and are collateralized by real property owned and operated by the Second Stage Milpitas Partnerships.

             Interest       Maturity  Remaining Balance at
Amount       Rate           Date      Maturity Date
$  753,493   9.75%          2001      $284,170
   127,037   9.75%          2000      $ 76,612
   602,289   9.75%          2002      $226,674

$1,483,319 Total                      $582,461 Total

        Total installments due in the years subsequent to December 31, 1996 and the principal portion thereof are as follows:

Year         Total          Principal Portion
1997         $ 299,409      $ 160,423
1998         $ 299,409      $ 176,656
1999         $ 299,409      $ 194,529
2000         $ 374,919      $ 290,830
2001         $390,737       $ 355,520
2002         $337,840       $ 305,361

(d)     Investment Policies:

(1) The Registrant plans to invest in retail properties with a physical make-up of and improved area of between 65,000 and 400,000 square feet, and unimproved area sufficient to allow credit tenant expansion. The lease income must be 60% or more from credit tenants rated "B" or better by one of the major rating bureaus and have a duration of at least fifteen years remaining. Further, non credit leases must have at least one year remaining on their lease term.

(2) The medium of exchange for the purchase will consist of cash and securities of the Registrant, as follows;

        a) Seventy-five percent (75%) of the purchase price is to be provided through institutional mortgages or other securitized funding. Such institutional paper must have a term of at least seven years or more and an amortization schedule of at least two to five years longer than the prime credit lease term(s). The capitalization rate of the purchased income streams (leases) must be at least one hundred and thirty percent (130%) of the financing obligation's pay rate.

        b) Ten to fifteen percent of the purchase price is to be provided through sale of shares of the Registrant's preferred stock (with an anticipated dividend rate of twenty-five basis points above the interest rate charged on the institutional mortgage or securitized paper) to institutional investors. In certain instances this funding may be raised through issuance of the Registrant's common stock or a combination of common and preferred securities.

        c) The balance of the purchase price is expected to be funded through the issuance of shares of the Registrant's preferred stock to the Seller.

        d) Day to day management of the Registrant's properties is expected to be carried out on location by local management companies supervised by the Registrant's personnel and affiliates.

        e) Asset management is expected to be supervised directly by the Registrant's officers, especially Messrs. Granville-Smith, Homan, and Scimeca . (see Item 8, Directors, Executive Officers, Promoters and Control Persons).

        f) Although the Registrant currently owns three wrap-around first mortgages (the fourth wrap around was subject to foreclosure see Legal proceedings and accountants Financial Statements)), secured by two absolute institutional net leases from Safe-way, Inc. (See "Item 3: Legal Proceedings" for a discussion of problems experienced by the Registrant in obtaining estoppel statements from Safe-way, Inc., and other matters), and two from the Payless Group, it does not intend to invest in mortgage instruments in the future, absent unusual opportunities. Rather, the Registrant's objectives are investments in credit lease income and related retail property. As indicated, any retail property purchased must be covered by leases from institutionally rated credit tenant(s) in a ratio of at least 60% of the total income stream (lease income). It is not the intent of the Registrant to venture into any other area of the real estate industry other than warehouse space leased to credit tenants and signature office space (both "land mark" or space leased on a long term basis to credit tenants).


(d)     Financial Information About Foreign and Domestic Operations and
Export Sales.

        Not applicable.


Item 2. Properties.

Administrative Facilities


As of December 31, 1996:

        The Registrant ''s principal administrative facility is situated on 1,000 square feet leased from ERA Realty on a gross lease basis of
$500.00 per month. The lease started on November 29, 1994 and ended November 30, 1995; it has been extended by the parties twice for additional one year periods on identical terms.  The Registrant expects
to move sometime in 1997.   The current facilities are located at 22247
New Rochelle Avenue, Port Charlotte, Florida 33952, and are in management's opinion, in adequate condition to meet the Registrant's current requirements.

                 As a material subsequent event,

        The Registrant has moved it's principal administrative facility. The Registrant's principal administrative facility is situated on 1000 square feet leased from Kay Walker, LTD on a gross lease basis at $500.00 per month. This is a monthly rental without a written lease and started in June, 1997. The address of the facility is 3821-B Tamiami Trail, Suite
201, Port Charlotte, Florida.   The current facilities are, in
management's opinion, in adequate condition to meet the Registrant's current requirements.

Investment Property

        The Registrant is currently engaged in the business of acquiring interests in real estate that meet the investment parameters described in
"Item I, Description of Business: ....  (d) Investment Policies" above.
All of the Registrant's current property rights were obtained from Mil-pitas Investors, Inc., a Delaware corporation ("Milpitas") wholly owned by Edward Granville-Smith, the Registrant's Chairman and President, or from Mr. Granville-Smith, as the statutory trustee and liquidating agent for Equity Growth Systems, inc., a dissolved Maryland corporation ("EGS Maryland"); and, First Ken-Co Properties, Inc., a dissolved Delaware corporation ("FKP"), in exchange for 1,616,000 shares of the Registrant's common stock, $0.01 par value. The demand notes included among such assets are subject to an arrangement with Mr. Jerry C. Spellman (which the Registrant has agreed to honor) whereby profits generated therefrom are used to repay a $104,000.00 loan by Mr. Spellman, to a former holder thereof.

        Milpitas serves as the general partner in a number of limited partnerships (the "Milpitas Partnerships"), of which now own or lease the real estate in which the Registrant has a current leasehold interest (the "Partnership Properties"). The Partnership Properties were acquired by Milpitas or its affiliates (the "First Stage Milpitas Affiliates") in exchange for purchase money notes secured by mortgages (the "First Mortgages"). The Partnership Properties were then leased to third parties and sold (subject to such leases) to related limited partnerships (in which Milpitas or its affiliates served as general partner, hereinafter referred to as the "Second Stage Milpitas Partnerships") for promissory notes secured by wrap mortgages (subordinate to the mortgages in place from Milpitas or its affiliates to the original property owners, the Wrap Mortgages"). In each case, the rights to income from the long term leases in place were retained by the First Stage Milpitas Affiliates but are now owned by the Registrant. The Registrant also now owns the Wrap Mortgages; however, the Registrant is responsible for all payments due on the First Mortgages, as described in the following tables (as of January 1, 1997):

A.      Leases

  P.L. Drug Stores of Nevada and Payless Drug Stores, Inc., Lease

                  Registrant's        Lessee's            Registrant's
                  Aggregate Future    Aggregate Term      Aggregate Term
Date              Obligations         Obligations (5)     Net Income (2)
January 1, 1997   $    400,306        $    479,665        $    79,359
October 1, 2000   $    353,187        $    247,500        $  (105,687)
October 1, 2005(3)     None           $    238,900        $   238,900
October 1, 2009(4)     None           $    192,500        $   192,500
October 1, 2010(3)     None           $    192,500        $   192,500
October 1, 2015(3)     None           $    192,500        $   192,500
October 1, 2020(3)     None           $    192,500        $   192,500
October 1, 2025(3)     None           $    192,500        $   192,500
________
(1) Balance of underlying mortgage payments owed by the Registrant on such date.
(2) Balance of underlying mortgage payments owed by the Registrant at end of then current term, after applying all lease payments to debt service.
(3)     Represents renewal on parcel one
(4)     Represents renewal on parcel two.
(5) Payment of rent to the Registrant during balance of then current term.

        The total cumulative net income of the Registrant from the P.L. Drug Stores of Nevada and Payless Drug Stores, Inc., lease for both parcels, assuming exercise of all of the option terms, would be $1,175,072



                  Pay Less Drug Stores, North West, Inc., Lease

                  Registrant's        Lessee's            Registrant's
                  Aggregate Future    Aggregate Term      Aggregate Term
Date              Obligations (1)     Obligations(2)      Net Income
October 1, 2002   None                $    262,500        $   262,500
October 1, 2007   None                $    157,500        $   157,500
October 1, 2012   None                $    157,500        $   157,500
October 1, 2017   None                $    157,500        $   157,500
October 1, 2022   None                $    157,500        $   157,500
October 1, 2027   None                $    157,500        $   157,500
________

(1) Balance of underlying mortgage payments owed by the Registrant on such date.
(2) Payment of rent to the Registrant during balance of then current term.

        The total cumulative net income of the Registrant from the Payless lease, assuming exercise of all of the option terms, would be $1,050,000

                Associated Wholesale Grocers, Inc., Lease

                  Registrant's        Lessee's            Registrant's
                  Aggregate Future    Aggregate Term      Aggregate Term
Date              Obligations (1)     Obligations (2)     Net Income
April 1, 1998          None           $    208,878        $   208,878
April 1, 2003          None           $    133,682        $   133,682
April 1, 2008          None           $    133,682        $   133,682
April 1, 2013          None           $    133,682        $   133,682
April 1, 2018          None           $    133,682        $   133,682
April 1, 2023          None           $    133,682        $   133,682
April 1, 2028          None           $    133,682        $   133,682
April 1, 2033          None           $    133,682        $   133,682
________
(1) Balance of underlying mortgage payments owed by the Registrant on such date.
(2) Payment of rent to the Registrant during balance of then current term.

        The total cumulative net income of the Registrant from the Associated Wholesale Grocers, inc., lease, assuming exercise of all of the option terms, would be $1,144,652; however, Associated Wholesale Grocers, Inc., has indicated to the Registrant that it intends to exercise buy out rights pursuant to which it would only be required to pay the Registrant an aggregate sum of $150,000, from which the Registrant would be required to pay the remaining $137,000 due on underlying notes. The limited partners have retained legal counsel and are seeking to replace the general partner. Counsel for the Registrant and the general partner do not believe that the limited partners have the legal capacity to effect such change.

        On October 21, 1997, The District Court of Kansas entered an Order of Dismissal With Prejudice of Associated Wholesale Grocers, Inc., vs San Safe Associates, et. al. Case No. 972072WC. The order is based on a
Joint Stipulation of parties involved in the litigation.   A copy of the
Order of Dismissal is filed as an Exhibit to this Form 10-KSB for 1996.

        On October 20, 1997, In a mutual release, Associated Wholesale Grocers agreed to pay the sum of One Hundred Fifty Thousand Dollars ($150,000) to Fleet National Bank in exchange for the transfer of free, clear, insurable, and marketable title of the Subject Property to Four B
Corporation, a Kansas corporation;   Fleet  National Bank  receives
Fifty-two Thousand ($52,000) of the above $150,000, with the remaining balance of $98,000.00 to be distributed to First Ken-Co Properties and
San Safe.   First Ken- Co Properties and San Safe the agreed to hold the
$98,000.00 in escrow and First Ken-Co. Properties and San Safe would litigate in the State of Maryland all remaining issues between them, including the rightful disbursement of the 98,000.00 held in escrow. In that same matter, First Ken-Co. Properties is expected to seek from the limited partners of San Safe an accounting and damages in the amount in excess of $300,000.00. Registrant holds the position that the ultimate rightful disbursement of a substantial portion of these funds is to registrant for the purposes of reduction of wrap around mortgage indebtedness and promissory note receivables. A lawsuit was filed January 7, 1998, a copy of which is attached as an Exhibit to this 10-KSB for 1996.

B.      Description of Real Estate and Operating Data

1.      Lease Rights Currently Owned:

        The following information pertains to the lease income rights currently owned by the Registrant and described in the tables above:

a)      P.L. Drug Stores of Nevada and Pay Less Drug Stores.

        A portion of the property is owned by Pay Nev Associates and Paymont Associates, Maryland limited partnerships, and the balance is leased by Pay Nev Associates and Pay Mont Associates from Montebello Plaza Company, a California general partnership and subleased to P.L. Drug Stores of Nevada and Pay Less Drug Stores. The combined parcels are leased (and subleased) to P.L. Drug Stores of Nevada and Pay Less Drug Stores, subject to the Registrant's rights to all lease income therefrom and to the Registrant's obligations to pay the underlying note and mortgage obligations (see table above).

        (1) The lease is dated as of May 26, 1975 with the primary term terminating on October 1, 2000. Thereafter, the lessee has the right to extend the lease for 5 additional five year terms, ending on October 1, 2025, except for the subleased portion of the property, the term of which can only be extended for one additional nine year period. The lessee may, upon not less than 12 months' notice to the Registrant, offer to purchase the property on October 31, 2000, at a price calculated in accordance with a formula set forth in an exhibit to the lease (a copy of the lease being included as an exhibit to this report.

        (2) The following legal description pertains to the portion of the leased property owned by Pay Nev Associates and Paymont
             Associates:

             Real property situated in the City of Sparks, County of Washoe, State of Nevada and described as follows:

             PARCEL A: Lot 3 of SUTTER HILL SUBDIVISION, (Subdivision Tract No. 1438), according to the map thereof, filed in the office of the County Recorder of Washoe County, State of Nevada, on November 1, 1973, under Filing No. 306755.

             Excepting therefrom that portion of Lot 3 described as follows: Beginning at the Southeast corner of Lot 2 of said Sutter Hill Subdivision; thence North 00 degrees 47'27" East along the Easterly line of said Lot 2; said Easterly line being common with Lot 3, a distance of 186.32 feet; thence leaving said Easterly line and proceeding South 89 degrees 12'33" East 2.52 feet; thence North 89 degrees 12'33"West 2.52 feet to the point of beginning.

             PARCEL B: Together with the following described parcel being a portion of Lot 2 of said Sutter Hill Subdivision being more particularly described as follows: Beginning at the most easterly NE corner of said Lot 2, as the same is shown on Sheet 2 of 2, of the map entitled "Official Platt, Sutter Hill Subdivision", filed in the Official Records of Washoe County, Nevada, November 1, 1973, as File No. 306755, and proceeding, Thence N 89 degrees 12'33" W along the northerly line of said Lot 2, a distance of 127.58 feet to a lot corner as shown on the above mentioned map, Thence leaving said northerly line and proceeding S 00 degrees 47'27" W 3.68 feet, Thence S 89 degrees 12'33" E, and parallel to the above mentioned northerly line 127.58 feet to the easterly line of said Lot 2, Thence N 00 degrees 47'27" E along said easterly line 3.68 feet to the point of beginning and containing 469.5 square feet.

        (3) The following legal description pertains to the portion of the leased (technically subleased) property leased by Pay Nev Associates and Paymont Associates to the sublessees:

             Real property situated in the City of Montebello, County of Los Angeles, State of California, described as: Parcel 1 of Parcel Map No. 5149 as shown in Maps filed in Book 54, page 67 of Parcel Maps of Los Angeles County (subject to ground lease dated October 4, 1974 and recorded November 12, 1974 in Book
             M4836 of   Official Records, Los Angeles County Records, Page
             354.

        (4)  Basic Rent Allocations

                                        Annually          Quarterly
                  Fee Property          $ 113,515.00      $ 28,378.75
                  Leasehold Property    $  60,908.50      $ 15,227.13
                  Total                 $ 174,423.50      $ 43,605.88

             The lease calls for payments to the Registrant during the Basic Term of an annual basic rent (see table above) equal to the sum of the Basic Allocations described in the table above, payable in advance in equal quarterly installments on the 1st day of January, April, July, and October in each year, until October 1, 2000.

        (5)  Lessee Renewal Options

             If the lessee is not in default (as defined in the lease), it will have the right to renew the term of the lease to the Fee Property, for five successive periods of five years each; and, as to the Leasehold Property, for one period of nine years, in each case by giving the Registrant notice of it's election to renew not less than six months prior to the expiration of the Basic Term or of the then current renewal term, as the case may be, each renewal term to be upon the same terms, covenants and conditions as in the Lease provided, except that:

             (a) there is no right to renew the term of the lease as to any Property for any period of time beyond the expiration of the last renewal term;

             (b) in the case of the Fee Property, the annual basic rent will be $49,500 during the first renewal term and $38,500 during each successive renewal term; and,

             (c) in the case of the Leasehold Property, the annual basic rent will be $26,550 during the renewal term, payable in each case in equal quarterly installments in advance.

        (6)  Assignment of Lease Income

             The lease income is assigned by the Registrant to service a 30 year wrap around mortgage (the "Wrap Mortgage"). The Wrap Mortgage was issued by Paymont Associates and Paynev Associates (both Maryland limited partnerships in which Milpitas serves as general partner) to Pay West Associates, for the sum of $1,541,000 with an effective interest rate of 12.94% per annum. The Wrap Mortgage is payable quarterly on the first day of each April, July, October and January. The final payment of $248,395.00 is due January 1, 2007.

             The Wrap Mortgage is subordinate to a Deed of Trust dated May 20, 1975, from Paymont Associates and Paynev Associates, (collectively referred to for purposes of this paragraph as the "Grantor") to Title Insurance and Trust Company as trustee for Sixth Ludingham Properties, Inc., a Delaware corporation. The Deed of Trust secures a note of the Grantors in the original principal amount of $1,656,000 bearing interest at the rate of 9.75% per annum. It matures on January 1, 2001 (the "Trust Note").

             The difference between payments on the Wrap Mortgage and the Trust Note has, since October 1, 1987 when the note was called has been credited towards payment of the debt service on a demand note due to the Registrant from Pay-West Associates, a Maryland limited partnership.

b)      Safeway Stores, Incorporated

        As of December 31, 1996 the following is reported:

        The lease is dated as of October 15, 1975, with the primary term of the lease terminating December 31, 1996. The lease provides for six additional five year option terms; however, the lessee made an irrevocable offer to purchase the leased premises on December 31, 1996 at a price of $250,845.48. Of this amount, $179,007.48 was required to satisfy the first mortgage, also due on December 31, 1996.

        The Registrant rejected such offer to purchase by proper notice to lessee given prior to August 31, 1996.

        The legal description of the subject property is as follows:

        Real property and buildings and improvements thereon in the City of Memphis, County of Shelby, State of Tennessee designated as SWC Winchester Road & Mill Branch Road, to-wit: A part of Parcel No. 11, a 114,165 acre tract, as described in Deed of Warranty in Book 3142, Page 551, in Office of Register, Shelby County, Tennessee, more particularly described as follow: Beginning at a point on the West right-of-way line of Mill Branch Road, said point being the Southeast corner of Chevron Oil Company property, (also said point being 200 feet south of the intersection the West right-of-way line of Mill Branch Road and the South right-of-way line of Mill Branch Road a distance of 257.0 feet; thence S 89 degrees 55' W a distance of 379.08 feet; thence North a distance of 487.22 feet to a point on the South right-of-way line of Winchester Road; thence N 87 degrees 44' E and along said South right-of-way line of Winchester Road a distance of 72.20 feet a chord bearing and distance of N 88 degrees 49'36" E 106.82 feet to the Northwest corner of Chevron Oil Company property a distance of 200.0 feet to the point of beginning, containing 145,580 square feet of 3.342, more or less.

        During the year ending on December 31, 1996 (the last year of the initial term), the lease called for payment of $95,659.65 payable in equal quarterly installments of $23,914.91. The lessee extended the term of the lease for seven additional periods of five years each, at annual rentals as follows:

        During the initial five year option term, the annual lease payments due will be $55,312.50, payable in quarterly installments of $13,828.125; and

        During the following six, five year renewal periods, the annual lease payments due will be $35,400, payable in quarterly installments of $8,850.

        The lease income has been assigned to service a 30 year wrap around mortgage owned by a wholly owned subsidiary of the Registrant, (SOUND-SAFE ASSOCIATES, a Limited Partnership formed under the Laws of Maryland) for the sum of EIGHT HUNDRED THOUSAND DOLLARS ($800,000) with an effective interest rate of 13.4983% per annum; payable quarterly with the first payment due on the last day of June 1976 with all subsequent payments due the last day of each March, June, September and December up to and including December 2006; as set forth on the amortization schedule included among the exhibits filed with the Registrant's report on Form 10-KSB for 1995 (the Sound Safe Associates Amortization Schedule). The final payment of the remaining balance of $173,128.17 is due on December 31, 2006. Each payment is credited to interest and principal as indicated on the Amortization Schedule. The above inclusive promissory note wraps and is subordinate to a note and Deed of Trust dated February 1, 1976 between the Registrant (through it's wholly owned subsidiary SOUND-SAFE ASSOCIATES, a Maryland Limited Partnership) as Grantor and Mid-South Title Company, Inc. as Trustee, and First Mortgage Corporation, a Washington Corporation, as Beneficiary, which Deed of Trust secures a note of the Grantor in the original principal amount of $875,300 bearing an interest rate of 9 3/4 per annum, due December 31, 1996. The difference between payments on the wrap around mortgage and the underlying mortgage has been (since October 1, 1987 when the note was called) and continues to be credited towards payment of the debt service of a Demand Note due the Registrant from SAFE-TEN ASSOCIATES, a Maryland Limited Partnership, (including the schedule of uncollected principal and interest which has been, and continues to accrued and being added back to the note). A copy of such note is included among the exhibits filed as a part the Registrant's report on Form 10-KSB for 1995.

    As a material subsequent event the following is reported:

        SOUND SAFE ASSOCIATES. A Limited Partnership formed under the Laws of the State of Maryland, defaulted on the mortgage on the property located in Memphis Tennessee because it was unable to satisfy the pay-off balloon payment that was due on December 31, 1996 in the amount of $174,801.00.

        The mortgage holder, Lutheran Brotherhood, refused to negotiate with SOUND SAFE ASSOCIATES, or extend the term of the mortgage and refused further amortization payments from the lessor of the underlying lease. Non Judicial Foreclosure was instituted and finalized in August, 7, 1997. Copies of the notice of foreclosure and advertisement of foreclosure are included as exhibits filed with this 10K-SB.

        First Bank as assignor, granted, conveyed, assigned and transferred to Lutheran Brotherhood, Inc., a Minnesota corporation ("Lutheran
        Brotherhood"), as assignee, all First   Banks rights,  title and
        interest in and to the Original Deed of Trust, under that certain Assignment of Deed of Trust dated May 19, 1976, and filed for record as Instrument Number L2 9160 on May 28, 1976, in the Register's Office of Shelby County, Tennessee ; and Assignment of Leases under that certain Assignment of Assignment of Leases and/or Rents dated May 19, 1976, and filed for record as Instrument Number L2 9161 on May 28, 1976 and in the Register's of Shelby County, Tennessee; and to Tripartite Agreement under that certain
        Assignment of Tripartite   Agreement dated May 19, 1976, and
        recorded as Instrument Number L2 9162 in the Register's Office of Shelby County, Tennessee. A copy of the these documents are set forth as an Exhibit in this 10-KSB for Calender Year 1996.

        On August 7, 1997, the mortgage holder, Lutheran Brotherhood, foreclosed on the mortgage and purchased the fee at the scheduled foreclosure sale.

        As a result of these events, the Registrant has lost it's equitable interest in the property, lost it's lease income, lost income equal to the payments of the first mortgage and lost income equal to the difference between payment of the mortgage and the amount of the underlying mortgage.

        As a result of these events of foreclosure, the Registrant wrote off the balance of the related wrap around mortgage receivable ($251,722) and promissory note receivable of ($93,686).

         The Registrant, through it's new president, is considering future negotiation with Lutheran Brotherhood and the possibility of purchasing the fee. Without a successful repurchase from Lutheran Brotherhood the equity associated with this real property is lost .


        In addition, the Registrant is considering an action to recover the amounts due on a promissory note due from San Safe and the difference between the wrap around mortgage and the underlying mortgage foreclosed.

        In addition, Through August 1997, the Registrant had received funds from Sun West N.O. P. the lessee on the underlying lease which represented the monthly rent payments on the underlying lease by the tenant of the Memphis property. Because the mortgage holder would not accept any amortization payments on their matured loan from Sun West N.O.P., the Registrant was using proceeds to reduce the related wrap around mortgage receivable.


c)      Safeway Stores, Incorporated

        As of December 31, 1996,

        (1) The lease is dated as of January 1, 1976 with the primary term of the lease extending to and including the last day of March, 1998.

             The Lessee made an irrevocable offer to purchase the property on December 31, 1995, at a price of $136,999.93. In July and August 1995, notices of rejection of the offer to purchase were sent. A dispute has arisen concerning the sufficiency of the notices. The Lessee increased its offer to purchase the property to $150,000; however, the limited partners of San-Safe Associates objected to the sale. The partnership is currently negotiating with holder of the underlying mortgage on the property for a determination that such mortgage has been satisfied (see "Item 3: Legal Proceedings").

        (2)  Fee Property

             All buildings, structures and other improvements including all building equipment and building equipment and building fixtures owned by Lessor, if any (including, without limitation, equipment and fixtures constituting a portion of the heating, ventilation or air conditioning systems installed in such buildings, structure or other improvement, located on that part of Tract 4031-1-1 REPLAT OF PART OF WHITE OAKS SUBDIVISION, a subdivision of land, and part of the Southwest 1/4 of the Southwest 1/4 of Section 32, Township 10, Range 24, in Kansas City, Wyandotte County, Kansas, described as follows: COMMENCING at the Southeast corner of said 1/4 Section; thence North 89 degrees 46'08" along the South line of said 1/4 1/4 Section, a distance of 275.34 feet; thence North 0 degrees 13'52" East, a distance of 60.01 feet to a point on the North right-of-way line of Parallel Avenue (as now established), and the TRUE POINT OF BEGINNING of the Tract of land to be herein described; thence continuing North 0 degrees 13'52" East, a distance of 474.81 feet to a point on the North line of said Tract 403a-1-1; thence South 89 degrees 38'40" East along the North line of said Tract 403A-1-1, a distance of 122.14 feet to an angle point therein; thence North 89 degrees 06'33" East and continuing along the North line of said Tract 403A-1-l, a distance of 125.02 feet to a point on the East right-of-way line of 81st Street, (as now established) said point being North 89 degrees 34'40" West, 30.00 feet from the East line of said 1/4 1/4 section; thence South 0 degrees 25' 20" West along the West right-of-way line of said 81st street, a distance of 23.90 feet to the point of curve in said right-of-way line; thence Southerly and Southwesterly along said right-of-way line along
             a curve to the right, an   arc distance of 229.70 feet;
             thence South 7 degrees 25'20" West, tangent to the last described curve and continuing along said right-of-way line, a distance of 178.17 feet to the point of curve in said right-of-way line; thence Southwesterly along a curve to the right, tangent to the last described course, having a radius of 88.31 feet, and arc distance of 67.01 feet to the intersection of said West right-of-way, a distance of 164.55 feet to a jog therein; thence North ) degrees 25'20" East along said jog, a distance of 10.00 feet; thence North 89 degrees 46'08" West and continuing along said North right-of-way line, a distance of 13.83 feet to the POINT OF BEGINNING.

        (3)  Basic Lease Schedule

             For the period commencing January 1, 1976 and ending on March 31, 1998, the amount of $75,554.92 per annum, payable in equal quarter-annual installments of $18,888.73, payable on the first day of each January, April, July and October during such period.

        (4)  Assignment of Lease Income

             The lease Income has been and continues to be assigned to service a thirty (30) wrap around mortgage owned by a wholly owned subsidiary of the Registrant, FIRST KEN-CO PROPERTIES, INC., A Delaware Corporation for the sum of SIX HUNDRED SIXTY-EIGHT THOUSAND FOUR HUNDRED TEN DOLLARS ($668,410.00) with an effective interest rate of 12.32% per annum; payable quarterly, due on the first day of January, June, July, and January up to and including January 1, 2005 as set as set forth on the amortization schedule included among the exhibits filed as a part the Registrant's report on Form 10-KSB for 1995 (the First Ken-Co Properties Amortization Schedule). The final payment of the remaining balance of $173,128.17 is due on December 31, 2006. Each payment is credited to principal and interest. The above inclusive promissory note wraps and is subordinate to a note and Deed of Trust dated October 29, 1990 (a revision of an inclusive Promissory Note dated November 6, 1975) between the Registrant (FIRST KEN-CO PROPERTIES, INC.), a Delaware Corporation as Mortgagor, and ELEVENTH WALLINGFORD PROPERTIES, Inc., a Delaware Corporation as Mortgagee, which Mortgage secures a note of the Mortgagor in the original principal amount of $685,000 bearing an interest rate 9 3/4% per annum, due December 31, 1995. The partnership is currently seeking a determination that such obligation has been satisfied or as to any remaining balance due claimed.

             The difference between payments on the wrap around mortgage and the underlying mortgage has been (since October 1, 1987 when the note was called) and continues to be credited towards payment of the debt service of a Demand Note due the Registrant from SAN-SAFE ASSOCIATES, a Maryland Limited Partnership. (including the schedule of uncollected interest and principal which is accruing and being added back to the note). A copy of such note was included among the exhibits filed as a part the Registrant's report on Form 10-KSB for 1995.

                 As a material subsequent event:

        On October 21, 1997, The District Court of Kansas entered an Order of Dismissal With Prejudice of Associated Wholesale Grocers, Inc., vs San Safe Associates, et. al. Case No. 972072WC. The order is based on a
Joint Stipulation of parties involved in the litigation.   A copy of the
Order of Dismissal is filed as an Exhibit to this Form 10-KSB for 1996.

         On October 20, 1997, Associated Wholesale Grocers , Inc., a Missouri Corporation; First Ken-Co Properties, Inc., a Delaware corporation; Fleet National Bank , a national banking association; Safeway Inc., a Delaware corporation, and San Safe Associates, a Maryland limited partnership; entered a mutual release involving the Kansas litigation and Maryland litigation and the First Ken-Co., and Safeway lease dated October 15, 1975. A copy of that mutual release is filed as an Exhibit to this Form 10-KSB for 1996.

        In the mutual release, Associated Wholesale Grocers agreed to pay the sum of One Hundred Fifty Thousand Dollars ($150,000) to Fleet
National Bank in exchange for the transfer of free, clear, insurable, and marketable title of the Subject Property to Gour B Corporation, a Kansas
corporation;   Fleet  National Bank  receives Fifty-two Thousand
($52,000) of the above $150,000, with the remaining balance distributed to First Ken-Co Properties and San Safe at closing on October 16, 1997;

        On October 20, 1997, Ken-Co and San Safe agreed to settle the Kansas City Litigation, Case No. 97-2072-JWL, with Associated Wholesale Grocers,Inc., Fleet National Bank, and Safeway, Inc., but reserved
claims against each other.   A copy of that agreement is filed as an
Exhibit.

        The parties agreed that $98,000.00 is to be distributed to First Ken-Co. Properties and San Safe to be held in escrow; The parties also agreed that First Ken-Co. Properties and San Safe would litigate in the State of Maryland all remaining issues between them, including the rightful disbursement of the 98,000.00 held in escrow. In that same matter, First Ken-Co. Properties is expected to seek from the limited partners of San Safe an accounting and damages in the amount in excess of $300,000.00. Registrant holds the position that the ultimate rightful disbursement of a substantial portion of these funds is to go to the registrant for the purpose of reduction of wrap around mortgage indebtedness and promissory note receivables. A lawsuit was filed January 7, 1998, a copy of which is attached as an Exhibit to this 10-KSB for 1996.



d)      Payless Drug Stores Northwest, Inc.

        (1) The lease dated as of April 1, 1977 with the primary term of the lease terminating October 1, 2002.

        (2)  Fee Property:

             All buildings, structures and other improvements (other than Additions) presently situated or hereafter constructed upon the Land (the "Leased Improvements"); and all easements, rights and appurtenances relating to the Land and the leased Improvements; and, all fixtures, including all components thereof, now or hereafter located in, on or used in connection with Leased Improvements, together with all replacements, modifications and alterations thereof made pursuant to the lease (collectively, the "Fixtures").

             The above improvements, etc., are located on a parcel of land located in the Northeast quarter of Section 2, Township 2 South, Range 1 West, Willamette Meridian, Washington County, Oregon, more particularly describe as follows: Beginning at the most Southerly corner of Parcel II PAY LESS SHOPPING CENTER, a plat of record in Washington County, Oregon; thence following the Southeasterly line of said Parcel II North 44 degrees 50'05" East 125.69 feet; thence Northeast 45 degrees 09'55" West 4.54 feet; thence 44 degrees 50'05" East 104.00 feet to the most Easterly corner of said Parcel II; thence along the Northeasterly line of said Parcel II, North 45 degrees 09' 55" West 495.16 feet to the most Northerly corner of said Parcel II; said point being located on the Southeasterly right of way line of S.W. Main Street as shown on the plat of the aforementioned PAY LESS SHOPPING CENTER; thence following said right of way line 21.28 feet along the arc of a 150.00 foot radius curve concave to the Northwest (long chord bears South 81 degrees 00' 24" West 21.26 feet) to a point of reverse curve; thence 55.68 feet along the arc of a 380.23 foot radius curve concave to the Southeast (long chord bears South 80 degrees 53' 14" West 55.63 feet); thence South 14 degrees 36' 10" East 106.97 feet; thence South 44 degrees 31' 30" West 114.00 feet to a point on the South-westerly line of said Parcel II; thence South 45 degrees 16' 18" East 45.225 feet to the point of beginning.

        (3)  Basic Lease Terms

             The Lessee is obligated to pay to the Registrant an annual fixed rental (the "Fixed Rent") in advance of $107,964.00 payable in equal quarter-annual installments of $26,991.00 each, on the 1st day of April, July, October and January to and including October 1, 2002. The Basic Rent is paid ab-solutely net to the lessor, so that the lease shall yield the Lessor the full amount of the installments of Basic Rent throughout the Term.

        (4)  Lessee Renewal Options

             If no Event of Default has occurred and be continuing, lessee has been granted the right to extend the lease for five successive terms of five years each, upon giving written notice to the Registrant of one or more of such extensions at least one hundred eighty (180) day prior to the termination of the then current Term. During each such extended term all of the terms and conditions of the lease shall continue in full force and effect except that the annual basic rent during the first extended term is $52,500 and during each of the remaining four extended terms the annual basic rent will be $31,500, payable each extended term in equal quarter-annual installments in advance.

        (5)  Assignment of Lease Income

             The lease Income has been and continues to be assigned to service a thirty (30) year wrap around mortgage issued by a wholly owned subsidiary of the Registrant, MONTCO ASSOCIATES, a Limited Partnership formed under the Laws of Maryland for the sum of ONE MILLION FIFTY-EIGHT THOUSAND TWO HUNDRED AND FIFTEEN DOLLARS ($1,058,215.00) with an effective interest rate of 9.0825 percent per annum; payable quarterly on the first day of March, June, July up to and including January 1, 2003 as set forth on the amortization schedule include among the exhibits filed as a part the Registrant's report on Form 10-KSB for 1995 (the Montco Associates Amortization Schedule). The final payment of the remaining balance $266,320.98 is due on December 31, 2002. Each payment will be credited to principal and interest as set forth in the Amortization Schedule. The above inclusive promissory note wraps and is subordinate to a note and Deed of Trust dated April 1, 1977 between the Registrant (MONTCO ASSOCIATES) as Mortgagor, and SIXTH BASINGSTOKE PROPERTIES, INC., as Mortgagee, which Mortgage secures a note of the Mortgagor in the original principal amount of $1,029,000 bearing an interest rate of 9.75% per annum, due January 1, 2003. The difference between payments on the wrap around mortgage and the underlying mortgage has been (since October 1, 1987 when the note was called) and continues to be credited towards payment of the debt service of a Demand Note due the Registrant from PAYNOR ASSOCIATES, A Maryland Limited Partnership. (including the schedule of uncollected interest and principal which is accruing and being added back to the note). A copy of such note is included among the exhibits filed as a part the Registrant's report on Form 10-KSB for 1995.

Item 3.      Legal Proceedings.

Litigation:

        As of December 31, 1996;

        The Registrant was not a party to any legal proceedings. Although the Registrant is not a party to the following proceedings directly, they involve real estate in which the Registrant has an interest:

        First Ken-Co Properties, Inc., v Safeway Stores, Inc., case number 96351021/CL221148, in the Circuit Court for Baltimore County, Maryland (the "Maryland Case"); and, Associated Wholesale Grocers, Inc., v San Safe Associates, et. al., case number 97-2072-JWL , in the United States District Court for the District of Kansas (the "Kansas Case").

        The current tenant (by assignment from the original tenant) for the Registrant's Kansas City property (located at 8120 Parallel, in the City of Kansas City, Wyandotte County, Kansas), claims to have had a conditional right to purchase such property (based on the rights of the original tenant) and allegedly submitted an irrevocable offer to purchase. The plaintiff (a predecessor in interest to the rights of the Registrant) alleged that the assignment of lease rights to the current tenant had not been adequately effected and that it was, pursuant to the terms of the lease, entitled to continue dealing with the original tenant for, among other purposes, provision of required notices.

        The plaintiff alleged that it exercised its right to reject the tenant's offer to purchase through notice of rejection tendered to the original tenant. The defendant/tenant has answered, alleging that because of subsequent assignments of the lease, notice to prior parties in interest was not adequate and consequently, that the Registrant's counsel failed to take the steps required to properly reject such offer as to all potential parties involved.

        The corporation in whose name record ownership was originally registered, as general partner of a limited partnership, initiated suit against the tenant in Baltimore, Maryland for declaratory relief that notice of rejection was adequate. The defendant then initiated action in the United States District Court for the District of Kansas to the same subject matter seeking judgment requiring the Plaintiff in the Maryland action to sell the property. That action has been contested. The defendant/tenant in the Maryland Case has filed a motion seeking to have the venue of that law suit changed to Kansas City and to consolidate the actions, and the plaintiff in the Maryland Case has contested such motion. Lease payments continue to be made. The plaintiff in the Maryland action is also considering interposing counterclaims in the Kansas action, including claims alleging violations of the lease (unapproved improvements that detrimentally affected the lessor's business).

        Because the Registrant is not a party, its potential exposure ap pears to be limited to sharing in the proceeds of a forced sale, if the litigation is determined in favor of the current tenant.

As a material subsequent event the following information is provided:

        1. On October 21, 1997, The District Court of Kansas entered an Order of Dismissal With Prejudice of Associated Wholesale Grocers, Inc., vs San Safe Associates, et. al. Case No. 972072WC. The order is based
on a   Joint Stipulation of parties involved in the litigation.   A copy
of the Order of Dismissal is filed as an Exhibit to this Form 10-KSB for the year ending December 31, 1996.

         On October 20, 1997, Associated Wholesale Grocers , Inc., a Missouri Corporation; First Ken-Co Properties, Inc., a Delaware corporation; Fleet National Bank, a national banking association; Safeway Inc., a Delaware corporation, and San Safe Associates, a Maryland limited partnership; entered a mutual release involving the Kansas litigation and Maryland litigation and the First Ken-Co .And Safeway lease dated October 15, 1975. A copy of that mutual release is filed as an Exhibito this Form 10-KSB for the year ending 1996.

        In the mutual release, Associated Wholesale Grocers agrees to pays the sum of One Hundred Fifty Thousand Dollars ($150,000) to Fleet
National Bank in exchange for the transfer of free, clear, insurable, and marketable title of the Subject Property to Gour B Corporation, a Kansas
corporation;   Fleet  National Bank  receives Fifty-two Thousand
($52,000) of the above $150,000, with the remaining balance distributed to First Ken-Co Properties and San Safe at closing on October 16, 1997;

        On October 20, 1997, Ken-Co and San Safe agreed to settle the Kansas City Litigation, Case No. 97-2072-JWL, with Associated Wholesale Grocers,Inc., Fleet National Bank, and Safeway, Inc., but reserved
claims against each other.   A copy of that agreement is filed as an
Exhibit to this Form 10-KSB for the year ending December 31, 1996.

        The parties agreed that $98,000.00 is to be distributed to First Ken-Co. Properties and San Safe to be held in escrow; The parties also agree that First Ken-Co. Properties and San Safe will litigate in the State of Maryland all remaining issues between them, including the rightful disbursement of the 98,000.00 held in escrow; The litigation to take place inn the Circuit Court for Baltimore City. Maryland;

2. Sound Safe Associates, defaulted on the property located in Memphis Tennessee because it was unable to satisfy the pay-off balloon payment that was due on December 31, 1996 in the amount of $174,801.00. Non Judicial Foreclosure was instituted and finalized in August, 7, 1997. Copies of the Notice of Foreclosure and advertisement of Foreclosure are included as exhibits filed with this 10K-SB. Sound Safe may have certain rights under Tennessee Law concerning equity of concerning any
procedural defects in the non-judicial foreclosure.   It is possible
after examination of the legal issues by Tennessee counsel this matter might result in further legal action.

        Furthermore, Sound Safe is obligated to pay a wrap around mortgage that is more than the above described mortgage. The difference between the payment due and the wrap around mortgage has reduced the amount of a certain debt owed by San Safe to the Registrant. The Registrant may have a cause of action against either San Safe or Sound Safe or both for payment of the San Safe indebtedness.

        In addition, the Registrant is considering an action to recover the amounts due on a promissory note due from San Safe and the difference between the wrap around mortgage and the underlying mortgage foreclosed

        The registrant has used its best efforts to obtain information concerning the litigation and potential litigation issues now pending and reported above, however , David Albright, Jr., the lead counsel on most of these issues described in litigation and potential litigation, has been unwilling to effectively comment or communicate with Registrant's officers, attorney's and agents concerning the litigation and potential litigation. It is possible that Registrant is unaware of certain actions taken by Mr. Albright on behalf of Registrant concerning litigation or potential litigation.. Unless communication improves Registrant is considering appropriate action against Mr Albright for his failure to
effectively communicate.   Copy of letter to Mr. Albright is attached as
an Exhibit to this 10-KSB for 1996.

Potential Litigation:

As of  December 31, 1996,

Based on information available to the Registrant, it believes that there is a potential for litigation involving:

1. San Safe Associates limited partners (who have retained counsel to assist them in removing an affiliate of the Registrant as general partner). Management has retained legal counsel who is negotiating with counsel for the limited partners on behalf of the Registrant and the general partner. See Item 2, Description of Properties - Investment Property - A. Leases - Associated Wholesale Grocers, Inc., Lease.

2 The Registrant's predecessors in interest (the Milpitas partnerships) entered into negotiations with Exten Ventures, Inc., a Delaware corporation, during 1990, for sale of the assets subsequently assigned to the Registrant. The Milpitas Partnerships have advised the Registrant's management that the transactions were never concluded due to the inability or refusal of Exten Ventures, Inc., to comply with its commitments. While management notes that applicable status of limitation on any alleged transactions with Exten Ventures, Inc., have probably expired, management cannot provide any assurances that Exten Ventures, Inc., will not initiate litigation in the future.


3. The Registrant has not made the final payments required under the mortgage for its Kansas City property, although it continues to make periodic payments which the mortgagor has continued to accept.


4. The Registrant has used its best efforts to obtain information concerning the assets it obtained from Milpitas; however, much of the information was under the control of Charles Schnepfe, Milpitas' accountant, who served for material periods as its chief executive officer and as the chairman of its board of directors. Mr. Schnepfe refuses to provide any information with respect to activities by Milpitas during the time it was under his control, to the Registrant. It is possible that the Registrant is unaware of matters performed or ignored by Mr. Schnepfe which could prove material in the future. Mr. Schnepfe was provided with a copy the Registrant's report on Form 10-KSB for 1995 with instructions to comment on any inaccuracies or deficiencies but did not indicate that any existed, having refused to respond.

 As a material subsequent event,

        .5. From August to October, 1997 the Registrant has received additional funds from Sun West N.O.P. for rent on the Tennessee property that had been subject to the non-judicial foreclosure on August 7, 1997. Demand for return of these rents paid after the date of the Non- Judicial foreclosure. The Registrant has not returned the rents as of the filing of this 1996 10KSB.

6. The registrant has used its best efforts to obtain information concerning the litigation and potential litigation issues now pending and reported above, however, David Albright, Jr., the lead counsel on most of these issues described in litigation and potential litigation, has been unwilling to effectively comment or communicate with Registrant's officers, attorney's and agents concerning the litigation and potential litigation. It is possible that Registrant is unaware of certain actions taken by Mr. Albright on behalf of Registrant concerning litigation or potential litigation. Unless communication improves Registrant is considering appropriate action against Mr Albright for his failure
        to effectively communicate.   Copy of letter to Mr. Albright is
        attached as an Exhibit to this 10-KSB for 1996.
7.
Other Legal Matters:

As of December 31, 1996:

        The Registrant is seeking to determine the remaining balance due on underlying mortgages involving the Safe-way, Inc., property and believes that the remaining balance is approximately $40,000. However, a trustee involved in the transaction has advised the Registrant's counsel that it should be compensated for services associated with such mortgage. Consequently, the Registrant cannot currently quantify the total costs that will be required to discharge such mortgage.

                  As a material subsequent event,

             During August of 1997, Mr. Gene R. Moffitt resigned as the Registrant's President, Asset Manager and Chief Operating Officer of the Registrant. It is the Compaany's position that this resignation violated the terms of his employment and acquisition agreements, the Registrant is negotiating for him to voluntarily return all of the Registrant's common stock that has been issued to him. Should such securities not be voluntarily returned, the Registrant would probably sue Mr. Moffitt for its return alleging breach of contract.

           Mr. Moffitt submitted his letter of resignation dated August 1, 1997, In his letter Mr. Moffitt stated the resignation was due to a failure to communicate concerning certain operations of business and business activities of the Chairman of the Board. Mr Moffit gave no specific reasons for his resignation. A Copy of the letter of Resignation is attached as an Exhibit to this Form 10-KSB for the year ending December 31, 1996.

        It is the Registrant's position that Mr. Moffitt failed to properly communicate with the Registrant.

        On the 28th day of November, 1997, The Board of Directors of the Registrant accepted the resignation of Gene R. Moffitt on the basis that Mr. Moffitt, individually and through the entity known as Moffitt Properties, LTD., exercised poor judgement in recent efforts to acquire certain properties and Mr. Moffitt has failed to communicate with the Board of Directors in a timely and appropriate fashion. Copy of the Board of Directors"s Resolution is attached as an Exhibit to this Form 10-KSB for the year ending December 31, 1996.

        Mr. Moffitt's failure to communicate is in direct violation of his employment agreement, and as such, the registrant will negotiate with Mr. Moffitt for the voluntary return of the common stock of the Registrant that has been issued to him. Should such securities not be voluntarily returned the registrant may find it necessary to sue Mr Moffitt for it's return.

        On the same day , The Board of Directors of the Registrant dismissed and removed Rafi Weiss from the position of Senior Vice President of Acquisitions. For what ever reason, known only to Mr. Weiss, he failed or refused to cooperate with counsel in an effort to prepare a basic due
diligence package concerning this filing.   A copy of the Board of
Director's Resolution is attached as an Exhibit. To this form 10-KSB for the year ending December 31, 1996.

        Mr. Weiss's failure to cooperate is in direct violation of his employment agreement, and as such, the registrant will negotiate with Mr. Weiss for the voluntary return of the common stock of the Registrant that has been issued to him. Should such securities not be voluntarily returned the registrant may find it necessary to sue Mr Weiss for it's return.

                 Non Judicial Matters of Concern:

        As a material subsequent event, The Real Property and building improvements, thereon in the City of Memphis, County of Shelby, designated as SWC Winchester Road & Mill Branch Road, were subject to a Non Judicial Foreclosure on August 7, 1997. See Description of Real Estate and
Operating data,   Safeway Stores, Inc.



Item 4. Submission of Matters to a Vote of Security Holders.

        The Registrant did not submit any matter to a vote of security holders during its fiscal year ended December 31, 1996.

                               PART II
        Item 5. Market for Registrant's Common Equity and Related Stock-holder Matters.

(a)     Market Information.

        The Registrant's Common Stock has been traded in the past in the over-the-counter market. However, there is currently no established public trading market for the Common Stock. Information regarding quotations of bid and asked prices for the Common Stock is not currently reported by the National Quotation Bureau. Accordingly, there is no information available to the Registrant as to bid quotations during the quarterly periods in the years 1993, 1994, 1995 or 1996, as called for by this Item.

        Immediately following filing of this report, the Registrant intends to prepare a disclosure document complying with the requirements of Securities and Exchange Commission Rule 15c2-11, and to have a Form
15c2-11 filed with the National Association of Securities Dealers, Inc., by a member thereof, permitting resumption of trading in the Registrant's securities. Management can provide no predictions as to the trading value of the Registrant's securities, if and when trading resumes.

(b)     Holders.

        The number of holders of record of Common Stock, $.01 par value, of the Registrant (its sole class of common equity) as of the close of business on August 31, 1997 was approximately 2,230.

(c)     Dividends.

        The Registrant has not declared any dividends on its Common Stock, and does not expect to do so at any time in the foreseeable future. The Registrant expects to pay dividends on its preferred stock after its issuance, in order to permit its use as a method to pay for real estate acquisitions.

(d)     Selected Financial Data.

        The following selected financial data should be read in conjunction with the financial statements of the Registrant and the notes thereto included elsewhere herein.

                                1994            1995          1996
Net Revenues * **               $     0         154           225
Income/(loss) from Operations   (17,136)        (41)          (250)
Income/(loss) from Operations
Per Share ***                   (   .01)        (.0167)       (.072)

Total Assets                      4,843         2,584,527     2,055,534
Total Liabilities                61,029         1,917,582     1,618,255
Stockholders' Equity (Deficit)  (56,186)          666,945       437,579

page 30
_______
        As noted in Part I Item 1 above, in March 1974, the Registrant was forced to discontinue its operations as a result of the foreclosure by the Registrant's principal creditor, on its security interest in the Registrant's operating assets. Until March of 1995, the Registrant's activities were limited to the collection of royalties under the License Agreement and the Victor Agreement and the disbursement of funds under the Creditors Plan as described in Item 1 in Part I. Those activities ceased in August 1991.

**      Revenue for 1996 includes lease, interest and wrap mortgage income.

*** Earnings per share were calculated using the weighted average of common stock issued and outstanding.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operation

        During the year ended December 31, 1996 the Registrant reported income of approximately $225,000 as compared to income from all sources of $154,000 during the prior year ended.

        During the year ended December 31, 1996 the Registrant's cost of revenue was approximately $300,090, as compared to $194,884 during the prior year. The increase was attributable to the bad debt expense incurred for the year ending December 31, 1996.

        During the year ended December 31, 1996 the Registrant reported a net loss of approximately $(249,559), or $0.073) per share, compared to 41,045 or $.0167 per share during the prior year end. The increase in net loss primarily reflects the bad debt expense previously discussed.

Liquidity and Capital Resources

        As of December 31, 1996 the Registrant had a working capital position of approximately $(243,299) as compared to a working capital position of $(194.792) for the year ended December 31, 1995. This increase reflects the write off of the wrap around mortgage and the attached note receivable of the transferred property. To date the cash flow generated from operations have been adequate to meet the Registrant's mortgage obligations. A shareholder has been contributing funds to meet various general and administrative expenses required to fulfill all of the Registrant's obligations. No officer of the Registrant has been receiving or accruing compensation at this time.


Item 7. Financial Statements.

        Response to this Item is contained in Item 14(a).

Item 8. Changes in and Disagreements with Accountants.

General

        In conjunction with the change in control of the Registrant during 1995, it replaced the auditor used by former management, William C. Kugler, C.P.A., of Woodbury, New York, with Leo J. Paul, P.A., of Miami, Florida. There were no disputes or disagreements associated with such change. During March of 1996, Mr. Paul advised the Registrant that despite having committed to prepare the audit for 1995, other commitments made it impossible for him to perform his duties, whereupon the registrant retained its current auditor, Joel S. Baum, P.A. Correspondence pertaining to Mr. Paul was filed with the Securities and Exchange Commis-

sion in a 12b-25 Notification during March of 1996 and is incorporated herein by reference.

Mr. Kugler

        Mr. Kugler's report on the financial statements for either of the past two years contained no adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

        During the Registrant's two most recent fiscal years and any subsequent interim period preceding Mr. Kugler's resignation, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Mr. Kugler would have caused him to make a reference to the subject matter of the disagreement(s) in connection with his report.

        None of the following events occurred during the Registrant's two most recent fiscal years and any subsequent interim period preceding Mr. Kugler's resignation, reportable events"):

(A) Mr. Kugler's having advised the Registrant that the internal controls necessary for the Registrant to develop reliable financial statements do not exist;

(B) Mr. Kugler's having advised the Registrant that information had come to Mr. Kugler's attention that led him to no longer be able to rely on management's representations, or that made him unwilling to be associated with the financial statements prepared by management;

(C)     (1)  Mr. Kugler's having advised the Registrant of the need to expand significantly the scope of its audit, or that information came to Mr. Kugler's attention during the time period covered by Item 304(a)(1)(iv) of Securities and Exchange Commission Regulation SK, that if further investigated might have (i) materially impacted the fairness or reliability of either: a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that might have prevented him from rendering an unqualified audit report on those financial statements), or (ii) caused him to be unwilling to rely on management's representations or be associated with the Registrant's financial statements, and

        (2) due to Mr. Kugler's resignation (due to audit scope limitations or otherwise) or dismissal, or for any other reason, Mr. Kugler did not so expand the scope of his audit or conduct such further investigation; or

(D)     (1)  Mr. Kugler's having advised the Registrant that information came to Mr. Kugler's attention that he has concluded materially impacts the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or
             (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to Mr. Kugler's satisfaction, would prevent him from rendering an unqualified audit report on those financial statements), and (2) due to Mr. Kugler's resignation or for any other reason, the issue was not resolved to Mr. Kugler's satisfaction prior to his resignation, dismissal or declination to stand for re-election.


Mr. Paul

        Mr. Paul's report on the financial statements for either of the past two years contained no adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

        During the Registrant's two most recent fiscal years and any subsequent interim period preceding Mr. Paul's resignation, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Mr. Paul would have caused him to make a reference to the subject matter of the disagreement(s) in connection with his report.

        None of the following events occurred during the Registrant's two most recent fiscal years and any subsequent interim period preceding Mr. Paul's resignation, reportable events"):

(A) Mr. Paul's having advised the Registrant that the internal controls necessary for the Registrant to develop reliable financial statements do not exist;

(B) Mr. Paul's having advised the Registrant that information had come to Mr. Paul's attention that led him to no longer be able to rely on management's representations, or that made him unwilling to be associated with the financial statements prepared by management;

(C)     (1)  Mr. Paul's having advised the Registrant of the need to expand significantly the scope of its audit, or that information came to Mr. Paul's attention during the time period covered by Item 304(a)(1)(iv) of Securities and Exchange Commission Regulation SK, that if further investigated might have (i) materially im-pacted the fairness or reliability of either: a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that might have prevented him from rendering an unqualified audit report on those financial statements), or
             (ii) caused him to be unwilling to rely on management's rep-resentations or be associated with the Registrant's financial statements, and

        (2) due to Mr. Paul's resignation (due to audit scope limitations or otherwise) or dismissal, or for any other reason, Mr. Paul did not so expand the scope of his audit or conduct such further investigation; or

(D)     (1)  Mr. Paul's having advised the Registrant that information came to Mr. Paul's attention that he has concluded materially impacts the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or
             (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to Mr. Paul's satisfaction, would prevent him from rendering an unqualified audit report on those financial statements), and (2) due to Mr. Paul's resignation or for any other reason, the issue was not resolved to Mr. Paul's satisfaction prior to his resignation, dismissal or declination to stand for re-election.

                               PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons#; Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

Name                   Age  Term Positions
Edward
Granville-Smith, Jr.   65   *    Chairman of the Board of Directors,
                                 Director, Chief Executive Officer;
Gene R. Moffitt        55   ***  President, Asset Management, Chief
                                 Operating Officer;
Rafi Weiss             36   **   Senior Vice President, Acquisitions;
Donald E. Homan        55   **   Vice President & Chief Financial Officer;
Charles J. Scimeca     53   **   Secretary & Treasurer
______
# In addition to the Directors, Executive officers, are the following control persons or potential control persons: Jerry C. Spellman, William A. Calvo, III, Joseph D. Radcliffe, Diversified Corporate Consulting Group, L.L.C.
        Elected on March 23, 1995, by the board of directors of the Registrant, to serve as a director until the next annual meeting of the Registrant's stockholders, and until his successors are elected, qualified and assume their offices. Service as an officer is at the pleasure of the board of directors. In November, 1997 was elected as President and Chief Operating Officer.
** Elected on March 31, 1996, and hold office at the pleasure of the Registrant's Board of Directors. In November, 1997 Rafi Weiss was removed from his position with the Registrant in November, 1997.
*** Elected on March 31, 1996, and resigned on August 2, 1997. Resignation accepted by the Registrant's Board of Directors in November, 1997.


       Biographies of Directors, Officers and Director Nominees

1.      Edward Granville-Smith, Jr.

        As of December 31, 1996,      E. Granville-Smith, Jr., age 65, has
since March 23, 1995, served as the Registrant's president, as a member of its Board of Directors (in which he serves as Chairman) and as the Registrant's Chief Executive Officer. He was President of Equity Growth Systems, Inc., a Registrant specializing in structuring and marketing mortgage backed securities as well as the acquisition of select commercial real estate for its own account. From 1981 to the present, he has been a real estate consultant and principal involved in various aspects of commercial real estate financing and syndication, both internationally and domestically. One primary accomplishment during this period was the successful sale of the real estate assets of some twenty-nine limited partnerships to both domestic and foreign investors. From 1972 through 1980, he was Chairman of the Board, Chief Executive Officer and President of United Equity Corporation, a Registrant which was primarily involved in the structuring, financing and marketing, through the syndication of various tax incentive ventures with an aggregate valuation in excess of $100 million. From 1959 through 1972, Mr. Granville-Smith, Jr. built the Washington Insurance Agency, Inc., and became the Chairman of one of the top one percent of insurance brokerage houses in the Washington area.

        Mr. Granville-Smith, attended Brown University from September, 1951 through June, 1952 at which time he entered the United States Marine
Corps. Upon discharge from the Marine Corps in 1955, he enrolled in the Georgetown University School of Foreign Service and graduated in June of 1959 with a B.S.F.S. degree. Mr. Granville-Smith's professional af-filiations include CLU and CPCL.

        As a material subsequent event, E. Granville Smith, Jr. was elected President an Chief operating Officer of the Registrant to serve at the pleasure of the Registrant's Board of Directors in addition to his duties as of December 31, 1996.


Gene R. Moffitt

        As of December 31, 1996, Gene R. Moffitt, age 54, served as the Registrant's Executive Vice President for Asset Management and Chief Operating Officer. Mr. Moffitt has 28 years of commercial real estate in the area of development and sales, leasing and and property management. For longer than the past five years , he has served as a senior vice-president, officer and member of the board of directors of Block & Company, Inc., Realtors of Kansas City, Missouri, one of the largest brokerage firms in the Midwest.

        Mr Moffitt is a graduate of Central Missouri State University, Bachelor of Science degree in business administration). He is a member of the Kansas City Real Estate Board, the Missouri Association of Realtors, the National Institute of real estate Brokers and the international Council of Shopping Centers. He has served as a panelist and principal speaker for educational programs, has served on the International Council
of Shopping Centers, (I.C.S.C. ),   the National Association of Corporate
Real Estate Executives (N.A.C.O.R.E.), the International Association of Assessing Officers, (I.A.A.) And Collier's International. Teaching credits include guest lecturer at the University of Missouri, Kansas City, Kansas University, fifth year architectural classes. Mr Moffitt serves as consultant to Swope Parkway Health Center of Kansas City, Community Builders of Kansas City and to applied Urban Research Institute.

        As a material subsequent event, on August 2, 1997 Mr. Moffitt
resigned as President and Chief Operating Officer of the Registrant.   On
29th day of November, 1997, the Registrant accepted the resignations.

Rafi Weiss

        As of December 31, 1996, Mr. Weiss, age 36, served as the Registrant's vice president for acquisitions. He has been involved in the real estate industry for the past 13 years. He graduated from Brooklyn College in the summer of 1979, with a Bachelor Of Science degree in Political Science. Upon graduation in 1979, he immediately began selling real estate as a salesman for Erwin Weiss, a local broker. Six months later he qualified as a broker, licensed by the State of New York, and opened Weiss Realty, his own firm. Since the summer of 1983, he has been employed by Tricon Capital Inc., a firm in New York City and left the residential market in Brooklyn. His activity was restricted to commercial transactions in the City of New York. A total of 14 transactions involving loft buildings were sold. In 1984 Mr. Rafi expanded his ac-tivities from the New York City real estate market to the national real estate market, where his clients have included Reisman Property Interests, Sabron Funding, Patrician Properties, National Property Analysts, National Property Advisors of Vermont, Core Properties, The Karan Group, American Realty of Pennsylvania, etc. In 1994, Tricon Capital was acquired by Bell Atlantic, as a wholly owned subsidiary which now operates as Tricon Development, Inc.

        As a material subsequent event, In November, 1997, the Board of Directors removed Mr. Weiss from the above positions.

Donald E. Homan

        Mr. Homan, age 55, is the Vice-President and Chief Financial Officer of the Registrant. Mr. Homan has been in the Mortgage Banking business since 1980. In that period of time Mr. Homan has been a regional manager and senior vice president for the national mortgage company, Waterfield/RealAmerica Mortgage Corporation of Fort Wayne, Indiana. Mr Homan has also served as President of his own Registrant, Homan Financial Corporation located in Kansas City, Missouri. Prior to entering the mortgage banking business, Mr. Homan was a real estate appraiser for Job Real Estate Appraisers and O'Flaherty Company, both of Kansas City, Missouri. Mr. Homan's appraisal expertise has been primarily focused in commercial and income producing properties. Mr. Homan started his real estate career in 1969 in the commercial real estate brokerage business.

        Mr. Homan graduated from Rockhurst College in 1965 with a Bachelor of Arts Degree. Mr. Homan has been a member of the Mortgage Bankers Association since 1980 and a member of the National Association of Review Appraisers from 1986 through 1993.

Charles J. Scimeca

        Charges J. Scimeca, age 53, serves as the secretary and treasurer of the Registrant and as the president of Equity Growth Systems Realty, Inc., a wholly owned subsidiary of the Registrant formally named Coast To Coast
Realty.   Equity Growth Systems Realty, Inc., was acquired by the
Registrant during 1996 and is headquartered in Clearwater, Florida. Mr. Scimeca has served as the president of Equity Growth Systems Realty, Inc., since its formation in 1982. From 1980 until 1982, Mr. Scimeca was on sabbatical, exploring business opportunities in various industries. From 1975 until 1980, Mr. Scimeca served as chief operating officer for Andy Frain Maintenance & Security, Inc., headquartered in Chicago, Illinois.
His responsibilities included budgeting and implementing cleaning services for high rise office, retail and industrial properties for such notable clients as Standard Brands, JMB Realty, John Hancock Insurance Company and other Fortune 500 companies. From 1965 until 1975, Mr. Scimeca was the owner and manager of the Mecca Restaurant, a full-service family owned multi-unit restaurant business headquartered in Chicago, Illinois. He is a member of the Clearwater Association of Realtors and International
Council of Shopping Centers.  He holds a degree in Business
Administration.

page 38

                        Family Relationships.

        There are no family relationships among the current officers and directors of the Registrant.

              Involvement in Certain Legal Proceedings.

        Based on information provided in response to questionnaires filed as exhibits to this report, except as otherwise disclosed in this Report, during the five year period ending on December 31, 1996, no current director, person nominated to become a director, executive officer, promoter or control person of the Registrant has been a party to or the subject of:

(1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) Any conviction in a criminal proceeding or has been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(4) Been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as
Amended

        To the best of the Registrant's knowledge, no one engaged in any transactions in the Registrant's securities during 1996, except with reference to receipt of securities from the Registrant, as described in this report.



Item 10.     Executive Compensation.

(a)     Prior to March 23, 1995

        In March 1993, the Board of Directors of the Registrant authorized the issuance of 25,000 shares of Common Stock (valued for this purpose at $.01 per share) to Solomon Manber as compensation for various consulting services which he had performed for the Registrant. Such shares were issued in May 1993.

        Except as set forth in the preceding paragraph, neither Mr. Wulfing nor Mr. Manber received any cash or other compensation whatsoever from the Registrant for services rendered during the fiscal years ending December 31, 1991, 1992, 1993 or 1994 as an officer or director, or in any other capacity. There is no compensation plan or arrangement which would result in a payment to either Mr. Wulfing or Mr. Manber upon his resignation, retirement or termination of employment, or a change in his responsibilities following a change in control of the Registrant.

(b)     After March 23, 1995

        No current officers or directors of the Registrant have ever received any compensation from the Registrant, except, as follows:

Edward Granville-Smith

        Employment Agreement

        On May 22, 1995, the Registrant entered into a five year employment agreement with Edward Granville-Smith, its current sole director, president and chief executive officer. A copy of such agreement is filed as an exhibit to this report. The agreement provided the following compensation:

(a) 110,000 shares of the Registrant's newly authorized common stock, $0.01 par value, the shares to be registered on Securities and Exchange Commission Form S-8 and listed with any exchange or trading system on which other shares of the Registrant's Common Stock are subsequently listed.

(b) An annual bonus payable in shares of the Registrant's common stock, determined by dividing 5% of the Registrant's pre-tax profits for the subject calendar year by the average bid price for the Registrant's common stock during the last five trading days prior to the end of the last day of each year and the first five days of the new year, provided, however, that the employment agreement must have been in effect for at least one business day during the subject year.

(c) An annual salary in a sum equal to the lesser of 5% of the Registrant's annual gross income, on a calendar basis, or 15% of its net pre-tax profit, all as determined for federal income tax purposes, without taking depreciation or tax credits into account, to be paid on or before the 30th day of March of the year following the calendar year for which such salary is due; provide, however, that subject to availability of cash flow, Mr. Granville-Smith will be entitled to a monthly draw against his salary rights of $2,500 per month, but subject to review on a quarterly basis, with the expectation of the parties that it will be substantially increased as increased profits and cash flow from operations permit.

(d) Mr. Granville-Smith shall, in addition to the foregoing, be entitled to a benefit package equal to the most favorable benefit package provided by the Registrant or its subsidiaries to any of their employees, officers, directors, consultants or agents.

(e) The Registrant will defend, indemnify and hold Mr. Granville-Smith Mr. Granville-Smith and his personal advisors and attorneys harmless from any and all liabilities, suits, judgments, fines, penalties or disabilities, including expenses associated directly, indirectly or incidentally therewith (e.g. legal fees, court costs, travel, lodging and meal expenses, investigative costs, witness fees, etc.) resulting from any actions or failures to act on behalf of the Registrant, whether in the past or future, to the fullest extent legally permitted, and in conjunction therewith, shall assure that all required expenditures are made by the Registrant in a manner making it unnecessary for Mr. Granville-Smith or his personal advisors or attorneys to incur any out of pocket expenses.

        Pursuant to the terms of the employment agreement, Mr. Granville-Smith was entitled to receive $27,863 in cash and an amount of the Registrant's common stock equal to $27,863 divided by the average bid price for the Registrant's common stock during the last five trading days prior to the end of 1996 and the first five trading days of 1997. Because there was no bid price during such period (and the resulting number would therefore have been infinite), Mr. Granville-Smith has agreed to defer determination of his stock compensation until the first day that bids for the Registrant's common stock are quoted on the NASDAQ bulletin board sys-tem. Consequently, the quantity of stock issuable to him cannot currently be determined. In addition, because management deemed that the Registrant's cash flow should be conserved, Mr. Granville-Smith has agreed to defer payment of his annual bonus.

        Stock Issued in Exchange for Assets

        Mr. Granville-Smith, as the sole stockholder, officer and director of Milpitas Investors, Inc., a Delaware corporation ("Milpitas"), caused Milpitas to assign interests in four leases involving five separate leased parcels of real estate (one lease covers two parcels), four promissory notes secured by mortgages on such real estate (in each case subject to mortgages to third parties), and four demand notes with an aggregate original principal balance of approximately $160,000 to the Registrant, in exchange for 1,616,000 shares of the Registrant's common stock, $0.01 par value. The demand notes are subject to an arrangement with Mr. Jerry C. Spellman (which the Registrant has agreed to honor) whereby payments thereon are used to repay a $104,000 loan by Mr. Spellman to a former holder thereof. Milpitas thereafter distributed such stock to the Granville-Smith Trust, which thereafter transferred it to K. Walker, Ltd., a Bahamian corporation (affiliated with Mr. Granville-Smith) and Bolina Trading Company, a Panamanian corporation (affiliated with Jerry C. Spellman).

        Because it appeared that certain assets which Mr. Granville-Smith intended to include in such assignment may not have been included in the indenture, effective December 29, 1995, Mr. Granville-Smith, on his own behalf and as the statutory trustee and liquidating agent for Equity Growth Systems, inc., a dissolved Maryland corporation ("EGS Maryland"); and First Ken-Co Properties, Inc., a dissolved Delaware corporation ("FKP"); and as the current sole officer, director and stockholder of Milpitas Investors, Inc., a Delaware corporation ("Milpitas"), executed a corrective bill of sale (a copy of which is included as an exhibit to this registration statement). The corrective bill of sale assigned the following to the Registrant: all of the assets owned by EGS Maryland and FKP, together with all of the rights of certain partnerships in which Milpitas Investors, Inc. (a Delaware corporation) served as sole general partner, to a series of notes secured by wrap mortgages (mortgages inferior to first mortgages) and to income from long term leases on the subject properties.

Bolina Trading Co., S.A.

        On May 26, 1995, the Registrant entered into a consultant agreement with Bolina Trading Co., S.A., a Panamanian corporation. A copy of such consulting agreement is filed as an exhibit to this report.

        Pursuant to the terms of the consulting agreement, Bolina Trading Co., S.A., will serve as a special advisor to Mr. Granville-Smith, in conjunction with Mr. Granville-Smith's role as an officer and director of the Registrant, with special responsibilities in the areas of strategic planning and raising debt or equity capital required to implement the Registrant's strategic plans. In conjunction wit the foregoing, the consultant will make available to Mr. Granville-Smith, the services of J.
C. Spellman, its managing director, or of other personnel acceptable to Mr. Granville-Smith, on an as needed basis, provided that, such services shall not exceed 520 hours per year without an additional payment of $100 per additional hour. As compensation for the consultant's services, the Registrant is required to register on Securities and Exchange Commission Form S-8 and thereafter, immediately issue to the consultant, 84,000 shares of its common stock, no further payments being required unless the Registrant requires the consultant to provide more than 520 hours of services per year, in which case the consultant will be entitled to an additional payment of $100 per additional hour.

Messrs. Scimeca, Moffitt and Homan

        During June of 1996, the Registrant recruited three executive officers, Messrs. Charles J. Scimeca, Gene R. Moffitt and Donald E. Homan. Mr. Scimeca is a Florida resident and Messrs. Homan and Moffitt both have offices in Kansas City, Missouri.

        Such recruitment was effected in two parts, first, the Registrant exchanged 100,000 shares with each person (300,000 shares in the aggregate), for all of the capital stock in their corporations (Mr. Scimeca's corporation was formed in 1983 and its name was recently changed to Equity Growth Realty, inc.; Messrs. Homan's and Moffitt's corporations, Moffitt Properties, Ltd., and Homan Equities, Inc., are both recently organized Missouri corporations). Immediately following such acquisitions the Registrant and the subject corporation entered into employment agreements with the respective officer. Each employment agree-ment was materially identical and provides for the following compensation
(the subject corporation being identified a the "Subsidiary"): ....

(a) An annual bonus payable in shares of the Registrant's common stock, determined by dividing 10% of the Subsidiary's pre-tax profits for the subject calendar year by the average bid price for the Registrant's common stock at during the last five trading days prior to the end of the last day of each year and the initial five days of the new year, provided, however, that the employment agreement shall have been in effect for at least one half of the subject year; and, provided further that in the event of a reorganization pursuant to which another entity becomes the Subsidiary's parent, the common stock of such entity will be issuable hereunder, rather than that of the Registrant.

(b) An annual cash bonus equal to 40% of the Subsidiary's pre-tax profits for the subject calendar year, provided, however, that the employment agreement shall have been in effect for at least one half of the subject year.

(c) A guaranteed minimum monthly draw against the annual bonus described above, in a sum equal to not be less that $6,250; subject to availability of cash flow.

        As a material subsequent event, during August of 1997, Mr. Moffitt resigned as an officer of the Registrant because of delays in implementing its proposed plan of operation. Because such resignation violated the terms of his employment and acquisition agreements, as described above, the Registrant is negotiating for him to voluntarily return all of the Registrant's common stock that has been issued to him (as described above). Should such securities not be voluntarily returned, the Registrant would probably suit Mr. Moffitt for its return alleging breach of contract (see Item 3, Legal Proceedings).

        As a material subsequent event, In November, 1997, The Board of Directors terminated Mr. Rafi Weiss as an officer of the Registrant because of unwillingness to communicate with the Registrant. Because such resignation violated the terms of his employment and acquisition agreements, as described above, the Registrant is negotiating for him to voluntarily return all of the Registrant's common stock that has been issued to him (as described above). Should such securities not be voluntarily returned, the Registrant would probably suit Mr. Moffitt for its return alleging breach of contract (see Item 3, Legal Proceedings).

Compensation Committee Interlocks and Insider Participation.

        Except as described above or the subsequent event described below, the only decision which was made by the Registrant's Board of Directors since January 1, 1993 regarding compensation of an executive officer was the determination to issue stock to Mr. Manber, as described above. Mr. Manber abstained from voting on such matter.

        In view of the foregoing, the remaining information called for by this Item is inapplicable.

Long-Term Incentive Plan ("LTIP") Awards Table

        Neither the Registrant nor any subsidiary thereof has any long term incentive plans, except as described above or the subsequent event described below.

                      Compensation of Directors

                        Standard Arrangements

        In the future, subject to availability of funds, all members of the Registrant's board of directors will be paid a per diem fee of $300 dollars for attendance at meetings of the board of directors and committees thereof. Such compensation will, at the option of the Registrant, be paid in cash or in shares of the Registrant's common stock, based on the mean closing bid price therefore reported on the date of the meeting.

        In addition, if required, members of the Registrant's board of directors will be reimbursed for travel expenses and lodging is arranged for them, at the Registrant's expense. At such time as adequate funds are available, all directors (and officers) of the Registrant will be covered by liability insurance. Outside directors (those who are not officers or employees of the Registrant) will generally be issued 10,000 shares of the Registrant's common stock (post reverse split) as an inducement to become directors; however, the stock will be subject to total forfeiture in the event that the director does not serve in such role for at lease 365 days. Directors will be reimbursed for all out of pocket expenses incurred in the performance of their roles, subject to provision of receipts in form and substance adequate to satisfy Internal Revenue Service audit requirements (e.g., long distance telephone, postage, etc.).

                          Other Arrangements

        Neither the Registrant nor any of its subsidiaries have any other arrangements to compensate its directors.

Employment contracts, termination of employment & change-in-control arrangements.

        The Registrant does not have any compensatory plan or arrangement, including payments to be received from the Registrant, with respect to a named executive officer that results or will result from the resignation, retirement or any other termination of such executive officer's employment with the Registrant and its subsidiaries or from a change-in-control of the Registrant or a change in the named executive officer's responsibilities following a change-in-control, which, including all periodic payments or installments, exceeds $104,000, except as follows:

        Section 1.4 of the Registrant's employment agreement with Mr. Granville-Smith provides as follows:

        "In the event that this Agreement is terminated by the Registrant for any reason, including those set forth in Section 1.3, or, if it is terminated because of a discontinuance of business as a result of a corporate reorganization or change in management, then the Chief Executive Officer will be entitled to all of the compensation called for by this Agreement, payable, to the extent possible, in one lump sum payment to be provided concurrently with such termination. In conjunction with such termination, any stock options to which the Chief Executive Officer will be entitled at the time of termination will be converted into the immediate right to receive the difference between the exercise price therefor and the average offering price for the Registrant's common stock during the ten days preceding such termination, but in no event less than $1.00 per share option."


Item 11.     Security Ownership of Certain Beneficial Owners and Management.

        As of December 31, 1996, the Registrant had 3,771,148 shares of common stock outstanding. The following information pertains to the ownership of such securities by the Registrant's principal stockholders, officers and directors.

        As a material subsequent event, as of December 18, 1997, the Registrant had 3,826,148 shares of common stock outstanding.

(a)     Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth, as of the date of this Registration Statement, the number and percentage of shares of common stock owned of record and beneficially by any group (as that term is defined for purposes of Section 13(d)(3) of the Exchange Act), person or firm that owns more than five percent (5%) of the Registrant's outstanding common stock (the Registrant's only class of voting securities).

Name and Address of         Amount  of          Nature of       Percent of
Beneficial Owner *          Shares              Ownership       Class ++
Edward Granville-Smith      1,055,000#          **              27.6%
3821-B Tamiami Trail,
Suite 201 Port Charlotte
Florida, 33952

Jerry C. Spellman             867,691##         ***             22.7%
2510 Virginia Avenue, NW
Washington, D.C. 20037

Charles J. Scimeca            300,000           ***              7.8%
23698 US Highway 19 North
Clearwater,  34265

Diversified Corporate
Consulting Group, LLC         200,000           +                5.2%
3097 Main Street
Tannersville, New York
12485

William A. Calvo, III         300,000           +                7.8%
1941 Southeast 51st Terrace                     ****
Ocala, Florida 34471

Joseph D. Radcliffe           300,000           +                7.8%
84 Clum Hill Road                               *****
Elka Park, New York 12427
_____
# The 1995 10-KSB erroneously showed the amount of shares to be 954,000. The correct amount was 945,000. Scrivener's error transposed the 954,000 for 945,000 ON THE 1995 10-ksb.
## The 1995 10-KSB erroneously reports that Mr Spellman is erroneously reported the amount of shares to be 954,000 shares. The same scriveners error mentioned above is partially responsible for the error, but a second error is the number of shares issued. The correct number of shares issued to persons or entities controlled by Mr. Spellman was 867,691.
*       Includes all stock held either personally or by affiliates.
 **** Beneficial ownership, record ownership is held by K. Walker, Ltd., a Bahamian corporation and also 110,000 shares of stock in the record ownership of Warren McFaddin.
*** Beneficial ownership, record ownership is held by Bolina Trading Company, a Panamanian corporation of all but 2701 shares. 2400 shares are held by Mr Spellman personally and 301 shares held by First Investment Planning Company..
**** Record ownership of 40,000 shares, and joint record ownership with wife, Cyndi N.Calvo of 100,000 shares in addition, wife, Cyndi N. Calvo has record ownership of 40,000 shares. Three children have 40,000 shares each in Trust with Mr Calvo as Trustee.
***** Record ownership of 200,000 shares. In addition, son, Michael Radcliffe has record ownership of 50,000 shares and son, Dennis Radcliffe has record ownership of 50,000 shares.
+ Does not include an additional 200,000 shares held by other members of Diversified Corporate Consulting Group, LLC, or their families (see Item 12: Certain Relationships and Related Transactions). Messrs. Calvo and Radcliffe are principals in Diversified Corporate Consulting Group, LLC.

(b)     Security Ownership of Management

        The following table sets forth, as of the date of this Registration Statement, the number and percentage of the equity securities of the Registrant, its parent or subsidiaries, owned of record or beneficially by each officer, director and person nominated to hold such office and by all officers and directors as a group.

Title of   Name of             Amount         Nature of         Percent of
Class      Beneficial Owner    Shares         Ownership         Class +

Common     Edward
           Granville-Smith     1,055,000      **                27.6%
Common     Gene R. Moffitt       100,000      ***                2.6% +
Common     Rafi Weiss             50,000      ***                1.3% ++
Common     Donald E. Homan       100,000      ***                2.6%
Common     Charles J. Scimeca    300,000      ***                7.8%
Common     All officers and
             directors as a
             group (5 people)  1,605,000      ** ***            41.95%
_____
*       Includes all stock held either personally or by affiliates.
** Beneficial ownership, record ownership is held by K. Walker, Ltd., a Bahamian corporation.
***     Record & Beneficial.
+ Because Mr. Moffitt has resigned without meeting the terms of his employment or acquisition agreements, the Registrant intends to recover all of the securities heretofore issued to him (see Item 3, Legal Proceedings").
++ Because Mr. Weiss has been removed from his position with the company and has violated his employment or acquisition agreements the Registrant intends to recover all of the securities heretofore issued to him (see item 3, legal proceedings).

        To the best knowledge and belief of the Registrant, there are no arrangements, understandings, or agreements relative to the disposition of the Registrant's securities, the operation of which would at a subsequent date result in a change in control of the Registrant.

(c)     Parents of the Registrant

        The following table discloses all persons who are parents of the Registrant (as such term is defined in Securities and Exchange Commission Regulation C), showing the basis of control and as to each parent, the percentage of voting securities owned or other basis of control by its immediate parent if any.

                                      Percentage     Other
                                      of Voting      Basis
                       Basis for      Securities     For
Name                   Control        Owned          Control
Edward
Granville-Smith, Jr.   Office         27.6%          Officer & Director

J. C. Spellman         Shares Held    22.7%          Consultant *
_______
        Mr. Spellman is the Managing Director of Bolina Trading Co., S.A., a Panamanian corporation, which owns the subject shares.

(d)     Changes in Control.

        There are no arrangements, known to the Registrant, the operation of which mat at a subsequent date result in a change in control of the Registrant.




Item 12.     Certain Relationships and Related Transactions.

Prior to March 23, 1995

        In March 1993, the Registrant's Board of Directors authorized the issuance of 22,848 shares of Common Stock (valued for this purpose at $.01 per share) to certain shareholders who had agreed to accept such shares in full settlement of their unpaid claims for accrued interest aggregating $24,354 on the Debentures and Note described in Item 1(a)(i) of the 1991 10-K. The number of shares to be issued to each payee was determined pro rata in accordance with the respective amounts of the claims. 15,011 of such shares were issued in May 1993 to George Wulfing (President and a director of the Registrant, and the beneficial owner of 6.98% of its outstanding voting securities). Mr. Wulfing abstained from voting on such matter insofar as it pertained to the issuance of shares to himself.

Subsequent to March 23, 1995

        Mr. George Wulfing, the Registrant's president until March 23, 1995, has represented to current management that, except for liabilities to the Registrant's attorneys and accountants associated with compliance with Securities and Exchange Commission reporting obligations, all of the Registrant's liabilities to creditors are older than six years, and are no longer enforceable as a result of the expiration of applicable statutes of limitation.

        Edward Granville-Smith, the Registrant's president since March 23, 1995, has negotiated a settlement agreement with the Registrant's attorneys pursuant to which they accepted the right to receipt of 20,000 shares of the Registrant's common stock, immediately after an increase in the Registrant's authorized capitalization is effected, in lieu of all outstanding obligations as of March, 1995. A copy of the subject agreement is included as an exhibit to 10-KSB for the year ending December 31, 1995.

        Mr. Granville-Smith, Registrant's Chairman, President and Chief Executive Officer, loaned the Registrant approximately $45,000, $14,800 of which was used for legal expenses, and $8,000 of which was used to pay the registrant's accountants for prior work and for the costs of updating the Registrant's reports under the Securities Exchange Act of 1934, as amended, including this Report. Mr. Granville-Smith has converted such loan into additional capital contributions (i.e., he has elected to neither require repayment of such debt nor issuance of additional common stock in consideration therefor; rather, only the tax basis for the common stock he already owns has been increased). In addition, the Registrant's prior accountants have agreed to accept the right to receipt of 3,072 shares of the Registrant's common stock, immediately after an increase in the Registrant's authorized capitalization is effected, in lieu of all outstanding obligations as of March, 1995.

Issuance of Securities to Related Parties

Edward Granville-Smith

        Employment Arrangement

        On May 22, 1995, the Registrant entered into a five year employment agreement with Edward Granville-Smith, its current sole director, president and chief executive officer. A copy of such agreement is filed as an exhibit to this current report. The agreement provided the following compensation:

(a) 110,000 shares of the Registrant's newly authorized common stock, without par value, the shares to be registered on Securities and Exchange Commission Form S-8 and listed with any exchange or trading system on which other shares of the Registrant's Common Stock are subsequently listed.

(b) An annual bonus payable in shares of the Registrant's common stock, determined by dividing 5% of the Registrant's pre-tax profits for the subject calendar year by the average bid price for the Registrant's common stock during the last five trading days prior to the end of the last day of each year and the first five days of the new year, provided, however, that the employment agreement must have been in effect for at least one business day during the subject year.

(c) An annual salary in a sum equal to the lesser of 5% of the Registrant's annual gross income, on a calendar basis, or 15% of its net pre-tax profit, all as determined for federal income tax purposes, without taking depreciation or tax credits into account, to be paid on or before the 30th day of March of the year following the calendar year for which such salary is due; provide, however, that subject to availability of cash flow, Mr. Granville-Smith will be entitled to a monthly draw against his salary rights of $2,500 per month, but subject to review on a quarterly basis, with the expectation of the parties that it will be substantially increased as increased profits and cash flow from operations permit.

(d) Mr. Granville-Smith shall, in addition to the foregoing, be entitled to a benefit package equal to the most favorable benefit package provided by the Registrant or its subsidiaries to any of their employees, officers, directors, consultants or agents.

(e) The Registrant will defend, indemnify and hold Mr. Granville-Smith and his personal advisors and attorneys harmless from any and all liabilities, suits, judgments, fines, penalties or disabilities, including expenses associated directly, indirectly or incidentally therewith (e.g. legal fees, court costs, travel, lodging and meal expenses, investigative costs, witness fees, etc.) resulting from any actions or failures to act on behalf of the Registrant, whether in the past or future, to the fullest extent legally permitted, and in conjunction therewith, shall assure that all required expenditures are made by the Registrant in a manner making it unnecessary for Mr. Granville-Smith or his personal advisors or attorneys to incur any out of pocket expenses.

        To date, only the stock compensation has been paid.

        Acquisition of Assets

        Mr. Granville-Smith, as the sole stockholder, officer and director of Milpitas Investors, Inc., a Delaware corporation ("Milpitas"), caused Milpitas to assign interests in four leases involving five separate leased parcels of real estate (one lease covers two parcels), four promissory notes secured by mortgages on such real estate (in each case subject to mortgages to third parties) and four demand notes with an aggregate original principal balance of approximately $160,000 to the Registrant, in exchange for 1,616,000 shares of the Registrant's common stock, $0.01 par value. The demand notes are subject to an arrangement with Mr. Jerry C. Spellman (which the Registrant has agreed to honor) whereby payments thereon are used to repay a $100,000 loan by Mr. Spellman to a former holder. Milpitas thereafter distributed such stock to the Granville-Smith Trust, which thereafter transferred it to K. Walker, Ltd., a Bahamian corporation (affiliated with Mr. Granville-Smith) and Bolina Trading Company, a Panamanian corporation (affiliated with Jerry C. Spellman).

        Because it appeared that certain assets which Mr. Granville-Smith intended to include in such assignment may not have been included in the indenture, effective December 29, 1995, Mr. Granville-Smith, on his own behalf and as the statutory trustee and liquidating agent for Equity Growth Systems, inc., a dissolved Maryland corporation ("EGS Maryland"); and First Ken-Co Properties, Inc., a dissolved Delaware corporation ("FKP"); and as the current sole officer, director and stockholder of Milpitas Investors, Inc., a Delaware corporation ("Milpitas"), executed a corrective bill of sale (a copy of which is included as an exhibit to this registration statement). The corrective bill of sale assigned the following to the Registrant: all of the assets owned by EGS Maryland and FKP, together with all of the rights of certain partnerships in which Milpitas Investors, Inc. (a Delaware corporation) served as sole general partner, to a series of notes secured by wrap mortgages (mortgages inferior to first mortgages) and to income from long term leases on the subject properties.

Bolina Trading Co., S.A.

        On May 26, 1995, the Registrant entered into a consultant agreement with Bolina Trading Co., S.A., a Panamanian corporation. A copy of such consulting agreement is filed as an exhibit to the current report.

        Pursuant to the terms of the consulting agreement, Bolina Trading Co., S.A. ("Bolina"), serves as a special advisor to Mr. Granville-Smith, in conjunction with Mr. Granville-Smith's role as an officer and director of the Registrant, with special responsibilities in the areas of strategic planning and raising debt or equity capital required to implement the Registrant's strategic plans. In conjunction with the foregoing, Bolina is required to make available to Mr. Granville-Smith, the services of J.
C. Spellman, its managing director, or of other personnel acceptable to Mr. Granville-Smith, on an as needed basis, provided that, such services may not exceed 520 hours per year without an additional payment of $100 per additional hour. As compensation for Bolina's services, the Registrant registered (on Securities and Exchange Commission Form S-8) and issued to Bolina, 84,000 shares of its common stock.

        The Registrant has agreed to honor an obligation owed by Mercantile Realty Investors, Inc., to the WEFT Trust, an off shore trust affiliated with Bolina. The obligation, in the original amount of $102,000, was based on loans made by such trust, to be repaid from income generated by leases that have subsequently been acquired by the Registrant. To date, only interest payments have been made. The Registrant has recently memorialized its obligations in an instrument requiring it to repay the $102,000 in loans plus 10% interest. A copy of such instrument is filed as an exhibit to this report.

Diversified Corporate Consulting Group, LLC

        On April 2, 1996, the Registrant entered into an agreement with Diversified Corporate Consulting Group, LLC, a Delaware limited liability Registrant ("Diversified"), pursuant to which it agreed to provide the Registrant with a broad range of assistance and in consideration for which the Registrant agreed to provide Diversified with the following compensation: payment at Diversified's standard hourly rates for all work as to which a prior written arrangement with different terms has not been entered into; payment for documents prepared by Diversified on existing forms at $50 per page (as an initial licensing fee) augmented by the time spent in personalizing the subject form; and, an option to purchase 200,000 shares of the Registrant's common stock registered on Securities and Exchange Commission Form S-8, for the aggregate sum of $80,000.

        In addition, in an unrelated transaction, Diversified acquired 110,000 shares of the Registrant's free trading securities from Mr. Warren
A. McFadden, in exchange for an agreement to discharge $30,000 in liabilities assumed by Mr. McFadden to creditors of the Registrant.

        From April to September of 1997, the Registrant and Diversified entered into a settlement agreement pursuant to which, in extinguishment of approximately $110,000 owed by the Registrant to Diversified for services rendered under the engagement agreement and $30,000 owed by Diversified to the Registrant (as a result of assumption of a promissory note from Mr. McFadden to the Registrant), Diversified accepted the 200,000 shares registered on Form S-8 and assigned to Mr. Granville-Smith, the 110,000 shares of the Registrant's common stock acquired from Mr. McFadden. Such transaction was more particularly described in a current report on Form 8-K filed by the Registrant with the Securities and Exchange Commission during September of 1997.

        In addition to the shares described above, principals of Diversified and their families own an additional 600,000 restricted shares of the Registrant's common stock, although the holding period requirements under SEC Rule 144 pertaining thereto have been met.

Employment contracts, termination of employment & change-in-control arrangements.

Termination Arrangements

        Section 1.4 of the Registrant's employment agreement with Mr. Granville-Smith provides as follows: "In the event that this Agreement is terminated by the Registrant for any reason, including those set forth in
Section 1.3, or, if it is terminated because of a discontinuance of business as a result of a corporate reorganization or change in management, then the Chief Executive Officer will be entitled to all of the compensation called for by this Agreement, payable, to the extent possible, in one lump sum payment to be provided concurrently with such termination. In conjunction with such termination, any stock options to which the Chief Executive Officer will be entitled at the time of termination will be converted into the immediate right to receive the difference between the exercise price therefor and the average offering price for the Registrant's common stock during the ten days preceding such termination, but in no event less than $1.00 per share option."

        Messrs. Scimeca and Homan will enjoy similar rights after they have been in the employ of the Registrant for two years (approximately June of 1998).

Additional Employment Agreements

        During June of 1996, the Registrant recruited three executive officers, Messrs. Charles J. Scimeca, Gene R. Moffitt and Donald E. Homan. Mr. Scimeca is a Florida resident and Messrs. Homan and Moffitt both have offices in Kansas City, Missouri.

        Such recruitment was effected in two parts, first, the Registrant exchanged 100,000 shares with each person (300,000 shares in the aggregate), for all of the capital stock in their corporations (Mr. Scimeca's corporation was formed in 1983 and its name was recently changed to Equity Growth Realty, inc.; Messrs. Homan's and Moffitt's corporations, Moffitt Properties, Ltd., and Homan Equities, Inc., are both recently organized Missouri corporations). Immediately following such acquisitions the Registrant and the subject corporation entered into employment agreements with the respective officer. Each employment agree-

ment was materially identical and provides for the following compensation (the subject corporation being identified a the "Subsidiary"):

(a) An annual bonus payable in shares of the Registrant's common stock, determined by dividing 10% of the Subsidiary's pre-tax profits for the subject calendar year by the average bid price for the Registrant's common stock at during the last five trading days prior to the end of the last day of each year and the initial five days of the new year, provided, however, that the employment agreement shall have been in effect for at least one half of the subject year; and, provided further that in the event of a reorganization pursuant to which another entity becomes the Subsidiary's parent, the common stock of such entity will be issuable hereunder, rather than that of the Registrant.

(b) An annual cash bonus equal to 40% of the Subsidiary's pre-tax profits for the subject calendar year, provided, however, that the employment agreement shall have been in effect for at least one half of the subject year.

(c) A guaranteed minimum monthly draw against the annual bonus described above, subject to availability of cash flow. The initial guaranteed draws are $2,000 for Mr. Scimeca and $6,250 for Messrs. Homan and Moffitt.

        As a material subsequent event, during August of 1997, Mr. Moffitt resigned as an officer of the Registrant because of delays in implementing its proposed plan of operation. Because such resignation violated the terms of his employment and acquisition agreements, as described above, the Registrant is negotiating for him to voluntarily return all of the Registrant's common stock that has been issued to him (as described above). Should such securities not be voluntarily returned, the Registrant would probably suit Mr. Moffitt for its return alleging breach of contract (see Item3, Legal Proceedings").

Mercantile Realty Settlement

        On June 20, 1995, the Registrant and Equity Growth Systems, inc., a Maryland corporation formerly operating under the name Mercantile Realty Investors (SEC File Number 33-64526) but now operating as KSG
Technologies, Inc., entered into an agreement for settlement of any potential claims resulting from their mutual decision to cancel a merger agreement between them. A copy of the agreement has been incorporated by reference as an exhibit to the 10-KSB for the year ending December 31, 1995.

Recapitalization

        On May 18, 1995, the holders of 1,018,106 of the 2,000,000 shares of the Registrant's common stock adopted a resolution by execution of a written consent in lieu of stockholders meeting pursuant to which they authorized amendments to the Registrant's certificate incorporation be amended as required to change the name of the Registrant to "Equity Growth Systems, inc." and to change the Registrant's authorized capitalization as follows:

(a) The 2,000,000 shares of common stock, $0.001 par value then authorized, all of which were currently outstanding, were reverse split into 200,000 shares, $0.01 par value; and, immediately thereafter;

(b) The Registrant's authorized common stock was increased from 200,000 shares, $0.01 par value, to 20,000,000 shares of common stock, $0.01 par value, and

(c) The Registrant was authorized to issue 5,000,000 shares of preferred stock, the attributes of which are to be determined by the Registrant's Board of Directors from time to time, prior to issuance, in conformity with the requirements of Sections 151 of the Delaware General Corporation Law.

        In addition, the actions taken by the Registrant's immediately past board of directors during March of 1995, as reflected in the secretarial certificate executed by Solomon Mamber, then the Registrant's secretary, on March 23, 1995, were ratified, approved and confirmed; and, Registrant's officers were authorized, empowered and directed to take all actions either necessary or expedient to accomplish all of the foregoing directives.

        During the week of May 22, 1995 through May 26, 1995, the Registrant's officers filed a certificate of amendment accomplishing the foregoing amendments, with the Delaware Secretary of State, and filed a notification pursuant to Securities and Exchange Commission Rule 10b-17 with the National Association of Securities Dealers, Inc. Copies of the certificate of amendment and 10b-17 notification have been incorporated by reference as exhibits to the 10-KSB for the year ending December 31, 1995.


Item 13.     Exhibits, Financial Statements and Reports on Form 8-K.

(a)     Index to financial statements and financial statement schedules.

        The audited balance sheet of the Registrant for its years ended December 31, 1996, and 1995and related statements of operations, stockholder's equity and cash flows for the years ended December 31, 1996, and 1995 follow in sequentially numbered pages numbered 59 through 76.
The page numbers for the financial statement categories are as follows:

Page    Description
59      Cover Page (Joel S. Baum, C.P.A.)
60      Table of Contents
61      Report of Independent Accountants - December 31, 1996 and 1995;
62      Balance Sheet - December 31, 1996 and 1995;
63      Statements of Income and Accumulated Deficit, December 31, 1996 and
        1995;
64      Statements of Shareholders' Deficit, December 31, 1996 and 1995;
65      Statement of Cash Flows - December 31, 1996 and 1995; and
66-76   Notes to Financial Statements -  December 31, 1996 and 1995.

(b)     8-K Reports

        No reports on Form 8-K were filed during the last quarter of the calendar year ended December 31, 1996. One report on Form 8-K dealing with the settlement agreement between the Registrant and Diversified was filed during the second quarter of 1997.

(c)     Exhibits:

Exhibit Description

2.1 Plan and Agreement of Merger dated April 7, 1993 between the Registrant and Mercantile Realty Investors, Inc. (1)

2.2          Amendment dated May 25, 1993 to Plan and Agreement of Merger.
             (3)

2.3 Agreement pertaining to cancellation of the merger between the Registrant and Equity Growth Systems, Inc. (4)

2.4          Stock Exchange Agreement re Homan Equities, Inc., (6)

2.5          Stock Exchange Agreement re Moffitt Properties, Ltd.. (6)

2.6          Stock Exchange Agreement re Equity Growth Realty, inc.. (6)

3.1          Certificate of Incorporation of the Registrant. (2)

3.11         Certificate of Amendment to Certificate of Incorporation (May,
             1995). (4)

3.2          By-laws of the Registrant. (2)

10.1 Agreement for settlement of outstanding claims with the Registrant's attorneys. (4)

10.2 Agreement for settlement of outstanding claims with the Registrant's accountants. (4)

10.3         Employment Agreement with Edward Granville-Smith. (4)

10.4         Consultant Agreement with Bolina Trading Co., S.A. (4)

10.5 Settlement Agreement between Registrant and Equity Growth Systems, inc., a Maryland corporation. (5)

10.6 Assignment of Indenture of Trust by Milpitas, Inc., including Indenture of Trust. (6)

10.7         Engagement agreement with Diversified Corporate Consulting
             Group, LLC. (6)

10.8         Corrective Bill of Sale. (6)

10.9 (a) Employment Agreement with Gene R. Moffitt. (6) pg 78 (b) Resignation of Gene R. Moffitt

10.10        Employment Agreement with Donald E. Homan. (6)

10.11        Employment Agreement with Charles J. Scimeca. (6)

10.12        Repayment Agreement with WEFT Trust. (6)

10.13        Settlement between Registrant, Diversified, and Trustee
             (8)

17.01 pg 78 Moffett Letter of Resignation (7)

3.3   pg 79 Corporate Resolution Concerning Moffit Resignation (7)

3.4   pg 81 Corporate Resolution Electing President and Chief
             Operating Officer (7)

17.02 pg 82 Corporate Resolution Dismissing Vice President for
             Acquisitions. (7)

10.14 pg 83 Assignment of  Deed of Trust: L29160 (7)

10.15 pg 84 Assignment of Leases and/ or Rents L2 9161 (7)

10.16 pg 85 Assignment of Tripartite Agreement L29162 (7)

99.03 pg 86 Substitute Trustee's Deed , Memphis Property (7)

99.04 pg 87 Proof of Publication, Memphis Property (7)

99.05 pg 88 Order of Dismissal with Prejudice: Case No 97-2072 (7)

10.7  pg 89 Agreement: First Ken-Co with San Safe dated Oct 20, 1997
             (7)

10.18 pg 90 Statement of Unanimous Consent by Ken-Co Properties (7)

10.19 pg 91 General Warranty Deed dated October 20, 1997,  Kansas property (7)

10.20 pg 92 Termination of Memorandum of lease.,  Kansas property (7)

10.21 pg 93 Mutual Release dated October 20, 1997 (7)

99.6  pg 94 Letter to David Albright, Esq. Dated December 18, 1997.

16           Letter re: Change in Certifying Accountant. (6)

21           Subsidiaries. (6)

23.1         Auditor's Consent (Baum). (6)

23.2         Auditor's Consent (Kugler). (6)

23.3  pg 95  Auditor's Consent (Baum)   (7)

99.7  pg 96  Complaint for Declaratory Judgement: First Ken Co. V. JJ Martin
             et. al. (7)

99.1 Notifications to National Association of Securities Dealers, Inc., pursuant to Securities and Exchange Commission Rule 10b-17. (4)

99.2 Real Estate Title Reports for Nevada/California, Tennessee, Kansas and Oregon properties subject to Wrap Mortgages and Leases. (6)
______
(1) Filed as exhibit 2 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992; incorporated by reference herein as an Exhibit hereto.

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

(4) Filed as an exhibit to the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1994, bearing the exhibit designation number shown above; incorporated by reference herein as an exhibit hereto.

(5) Filed as an exhibit to the Registrant's Report on Form 8-K dated July 14, 1995, bearing the exhibit designation number shown above; incorporated by reference herein as an exhibit hereto.

(6) Filed as an exhibit to the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1995, bearing the exhibit designation number shown above; incorporated by reference herein as an exhibit hereto.

(7) Filed as an exhibit to the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1996, bearing the exhibit designation number shown above; incorporated by reference herein as an exhibit hereto.

(8) Filed as an exhibit to the Form 8-K for period dated September 8, 1997, bearing the exhibit designation number shown above;
        incorporated by reference herein as an exhibit hereto.

                              Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: December 31, 1997

                     Equity Growth Systems, inc.

                   By:  __________________________
                  Edward Granville-Smith, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature              Title                              Date

__________________     Chairman & Chief Executive         December 31,1997
Edward Granville-Smith Officer and Sole Director


__________________     Vice President & Chief
                       Financial OfficerD                 December 31, 1997
Donald E. Homan

                    EQUITY GROWTH SYSTEMS, INC.

                        FINANCIAL STATEMENTS

               YEARS ENDED DECEMBER 31, 1996 AND 1995

                    EQUITY GROWTH SYSTEMS, INC.

                        FINANCIAL STATEMENTS

               YEARS ENDED DECEMBER 31, 1996 AND 1995




                         TABLE OF CONTENTS

                                                                 Page

FINANCIAL STATEMENTS

        Independent auditor's report                                1

        Balance sheets                                              2

        Statements of operations                                    3

        Statements of shareholders' equity                          4

        Statements of cash flows                                    5

        Notes to financial statements                           6 -16

                    INDEPENDENT AUDITOR'S REPORT


To the Shareholders of
Equity Growth Systems, Inc.
Port Charlotte, Florida

We have audited the balance sheets of Equity Growth Systems, Inc. at December 31, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were unable to obtain a discussion or evaluation from the Company's outside legal counsel of pending or threatened litigations described in Note 14.

In our opinion, except for the effects on the 1996 financial statements of such adjustments, if any, as might have been determined to be necessary have we been able to obtain a discussion or evaluation of pending or threatened litigation from the Company's outside legal counsel as discussed in the preceding paragraph, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Equity Growth Systems, Inc., as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


August 18, 1997
Joel Baum, P.A., CPA
Coral Springs, Florida

                       EQUITY GROWTH SYSTEMS, INC.
                             BALANCE SHEETS
                       DECEMBER 31, 1996 AND 1995
                                     ASSETS
                                            1996               1995
Current Assets
   Cash and cash equivalents                $       962     $      - 0 -
   Other receivables                                - 0 -        5,671
   Mortgage receivable,
        current portion(Notes 6 and 7)          160,436        215,081
   Promissory notes, current portion
        (Note 8)                                  6,844          8,757
        Total Current Assets                    168,242        229,509

Other Assets
   Mortgages receivable (Notes 6 and 7)       1,577,559      1,989,766
   Promissory Notes (Notes 8)                   264,029        321,670
   Interest Receivable                           46,004         43,582
             Total Other Assets               1,887,592      2,355,018

             Total Assets                   $ 2,055,834   $  2,584,527

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts Payable And
     Other Current liabilities (Note 3)     $    29,436   $     41,158
   Mortgage payable, current portion
        (Note 7)                                276,605        383,143
   Note Payable (Note 9)                        105,500            - 0 -
             Total Current Liabilities          411,541        424,301

Long-Term Liabilities
   Mortgage payable (Note 7)                  1,206,714      1,493,281

             Total Liabilities                1,618,255      1,917,582


Shareholders' Equity (Note 13)
   Preferred Stock - no par value
        authorized-5,000,000 shares;
        zero issued and outstanding                 - 0 -          - 0 -
   Common stock - $.01 par value
        authorized-20,000,000 shares; issued
        and outstanding-3,771,148 shares
        in 1996, 2,822,072 shares in 1995        37,711         28,221
   Capital in excess of par value             2,892,195      2,881,492
   Accumulated deficit                       (2,492,327)    (2,242,768)
             Total Shareholders' Equity         437,579        666,945

             Total Liabilities and
             Shareholders' Equity          $  2,055,834    $ 2,584,527

The accompanying notes are an integral part of these financial statements.

                       EQUITY GROWTH SYSTEMS, INC.
                        STATEMENTS OF OPERATIONS
                       DECEMBER 31, 1996 AND 1995


                                           1996              1995

Revenue                                    $  225,031        $   153,839

Loss on Noncollectable Financial
Instruments-Net                               170,657                - 0 -

General and Administrative Expenses           300,090            194,884
        Total expenses                        470,747            194,884

Loss before provision for income taxes       (245,716)           (41,045)

Provisions for income taxes (Note 10)           3,843                - 0 -

Net Loss                                   $ (249,559)       $   (41,045)


Earnings per share                         $    (.073)       $    (.0167)

Weighted average of shares outstanding       3,402,81          2,411,036

The accompanying notes are an integral part of these financial statements.

                       EQUITY GROWTH SYSTEMS, INC.
                   STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                               Capital In
                        No. of     Common      excess of      Accumulated
                        Shares     Stock       Par Value      Deficit

Balances
  January 1, 1995       2,000,000  $ 20,000    $ 2,125,537   $(2,201,723)

Reverse Split          (1,800,000)  (18,000)        18,000

Common Stock Issued     2,622,072    26,221        737,955

Net Loss For The
Year Ended
December 31, 1995                                                (41,045)

Balances
  December 31, 1995     2,822,072    28,221      2,881,492    (2,242,768)

Common Stock Issued       949,076     9,490         10,703

Net Loss For the
Year Ended
December 31, 1996                                               (249,559)

Balances
  December 31, 1996     3,771,148  $ 37,711    $ 2,892,195   $(2,492,327)




The accompanying notes are an integral part of these financial statements.

                       EQUITY GROWTH SYSTEMS, INC.
                         STATEMENTS OF CASH FLOW
              FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                           1996           1995
Cash Flows from Operating Activities:
   Net Loss                                $ (249,559)    $   (41,045)

Adjustments to Reconcile Net Loss to
 Net Cash Used for Operating Activities:
  Depreciation                                  - 0 -           2,022
  Loss on Noncollectable Financial
  Instruments - Net                           170,657           - 0 -
  Decreases in Other Receivables                5,671           - 0 -
  (Increase) Decrease in Mortgage
   and Notes Receivable                       178,526      (2,580,735)
  (Decrease) in Accounts Payable and
   Current Liabilities                        (11,722)        (19,871)
  Increase (Decrease) in Mortgages and
   Note Payable                              (112,804)      1,980,424

        Net Cash Used for Operations          (19,231)       (763,205)

Cash Flows From Investing Activities:

  Purchase of Fixed Assets                      - 0 -          (2,022)

Cash Flow From Financing Activities:

  Issuance of Common Stock                      9,490           8,221
  Additional Paid in Capital Generated
   As a result of Issuance of Common Stock     10,703         775,955

        Net Cash Provided by
             Financing Activities              20,193         764,176

Net Increase (Decrease) in Cash                   962          (1,051)

Cash - Beginning of Year                        - 0 -           1,051

Cash - End of Year                         $      962     $     - 0 -

Supplemental Cash Flows Information:
  Cash Paid for Interest                   $  183,735     $    97,313
  Cash Paid for Income Taxes                    2,551           - 0 -

Non Cash Transactions:
  In 1996, the Company wrote off a noncollectable wrap mortgage receivable of $251,772 and a noncollectable promissory note receivable of $93,686. Additionally, the Company wrote off the related underlying mortgage payable when the holder foreclosed against it.

The accompanying notes are an integral part of these financial statements.

                       EQUITY GROWTH SYSTEMS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1996



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

             Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

             Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and any highly liquid investments with a maturity of three months or less at the time of purchase.

The Company maintains cash and cash equivalent balances at a financial institution which is insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1996, there is no concentration of credit risk from uninsured bank balances.

             Fixed Assets

The fixed assets are depreciated over their estimated allowable useful lives, primarily over five to seven years utilizing the modified acceleration cost recovery system. Expenditures for major renewals and betterments that extend the useful lives of fixed assets are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

                       EQUITY GROWTH SYSTEMS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1996



NOTE 1 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

             Income Taxes

             In February 1992, the Financial Accounting Standards Board issued a Statement on Financial Accounting Standards 109 of "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective bases.

Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized income in the period that includes the enactment date.

             Earnings / Loss Per Share

Primary earnings per common share are computed by dividing the net income
(loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the fiscal years ended December 31, 1996 and 1995 were 3,402,815 and 2,411,036, respectively.

NOTE 2 -     PROPERTY, PLANT AND EQUIPMENT

                                                     1996 And
                                                       1995

             Equipment                               $ 2,022

             Less Accumulated Depreciation            (2,022)

                                                     $ - 0 -


Depreciation expense charged during 1996 and 1995, was $ - 0 - and $2,022, respectively.

                       EQUITY GROWTH SYSTEMS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1996


NOTE 3 -     Settlements With Creditors

On October 31, 1996, the Company issued 200,000 shares of its common stock in consideration for the cancellation of $107,393 owed by the Corporation to Diversified Corporate Consulting Group, LLC for professional services rendered since 1994. Additionally, in June and October of 1996, the Company issued an aggregate of 460,000 shares of the Company's $.01 par value common stock for advisory services performed on its behalf with a value of $4,600.

On August 15, 1995, the Company issued 200,000 shares of the Company's $.01 par value common stock for significant services to the corporation at the request of its President with a value of $2,000.

In March of 1995, the Company issued 20,000 shares of the Company's $.01 par value of common stock after the reverse split in payment of legal bills of $45,734 and 6,072 shares of $.01 par value stock in payment of accounting bill of $15,360. The remaining balance of $67,832 was written of as the Company was not able to locate creditors.

NOTE 4 -     EMPLOYMENT AGREEMENTS

The Company entered into an employment agreement with Edward Granville-Smith, a chief executive officer for an initial term of five years commencing June 1, 1995. The Company registered with the Securities and Exchange Commission to issue 110,000 shares of common stock to Edward Granville-Smith for compensation for services prior to June 1, 1995. In addition, annual salary in a sum equal to the lesser of 5% of the Company's annual gross income on a calendar basis or 15% of its net pre-tax profit as determined for federal income tax purposes, without taking depreciation or tax credits into account to be paid on or before March
30 following the calendar for which salary is due; subject to availability of cash flow. Edward Granville-Smith would also be entitled to an annual bonus payable in shares of the Company's common stock, determined by dividing 5% of the Company's pre-tax profits for the subject calendar year by the average bid price for the Company's common stock during the lst five trading days prior to the end of the last day of each year and the first five days of the new year.

                        EQUITY GROWTH SYSTEMS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1996


NOTE 4 -     EMPLOYMENT AGREEMENTS (Continued)

During May of 1996, the Company recruited two executive officers, Messers. Gener R. Moffitt and Donald E. Homan, both with offices in Kansas City, Missouri. Such recruitment was effected in two parts, first, the Company exchanged 100,000 shares with each (200,000 shares in the aggregate), for all of the capital stock in their recently formed corporations (Moffitt Properties, Ltd., and Homan Equities, Inc., both Missouri corporations), and then the Company and the subject corporation entered into employment agreements. Each employment agreement was identical and provides for the following compensation.

   (a) An annual bonus payable in shares of the Company's common stock, determined by dividing 10% of the Company's pre-tax profits for the subject calendar year by the average bid price for the Company's common stock at during the last five trading days prior to the end of the last day of each year and the initial five days of the new year, provided, however, that the employment agreement shall have been in effect for at least one half of the subject year; and, provided further that in the event of a reorganization pursuant to which another entity becomes the Company's parent, the common stock of such entity shall be issuable hereunder, rather than that of the Company.

   (b) An annual cash bonus equal to 40% of the Company's pre-tax profits for the subject calendar year, provided, however, that the employment agreement shall have been in effect for at least one half of the subject year.

   (c) A guaranteed minimum monthly draw against the annual bonus described above, in a sum equal to not be less than $6,250; subject to availability of cash flow.

NOTE 5 -     CONSULTING AGREEMENTS

       The Company had entered into two consulting agreements. One with the Bolina Trading Company, S.A., a Panamanian corporation and the second one with Warren A. McFadden. Each consultant serves as a special advisor to Mr. Granville-Smith, in conjunction with Mr. Granville-Smith's role as an officer and director of the Company, with special responsibilities in the areas of strategic planning

                       EQUITY GROWTH SYSTEMS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1996


NOTE 5 -     CONSULTING AGREEMENTS (Continued)


       and raising debt on equity capital required to implement the Company's strategic plans. The agreements' terms called for Bolina Trading Company, S.A. to receive as compensation 84,000 shares of the Company's common stock plus $100 per hour after 520 hours of service per year and Warren A. McFadden to receive as compensation 110,000 shares of the Company's common stock plus $100 per hours after 520 hours of service per year. Subsequent to December 31, 1995, all of the above shares of the Company's common stock were issued.

       In 1996, the consulting agreement with Warren A. McFadden was terminated and the 110,000 shares of common stock he received, which were subsequently acquired by Diversified Consulting, were used by Diversified as consideration to cancel a $30,000 promissory note liability owed to the Company.

NOTE 6 -     INDENTURE OF TRUST AND WRAP AROUND MORTGAGES RECEIVABLE

       On June 30, 1995, the Company issued 1,616,000 shares of common stock in payment of an indenture of trust and wrap around mortgages subject to the underlying mortgages, from the following partnerships: Pay-West Associates, Montco Associates, San-Safe Associates and San-Ten Associates.

       The indenture of trust consisted of (4) four demand notes bearing interest at prime plus 4%. These notes are payable from the rental of the various properties less payment on the wrap around mortgages. The payment does not cover the accrued interest which is added back to the notes.

       The wrap around mortgage notes bear interest of 9.08% to 13.50%. The related underlying mortgages bear interest at 9.625% to 9.75%. The difference between payments on the wrap around mortgages and underlying mortgages are applied to debt service of the demand notes.

                       EQUITY GROWTH SYSTEMS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1996



NOTE 7 -     MORTGAGES


             Mortgages consist of the following:
                                                        12/31/96   12/31/95

             Subordinate "wrap" mortgage receivables:
             (a)  Nevada/California Property   12.904%  $  771,716 $  857,192
             (b)  Tennessee Property (Note 14) 13.500%       - 0 -    316,045
             (c)  Kansas Property (Note 14)    12.320%     325,717    345,219
             (d)  Oregon Property               9.080%     640,562    686,392
                                                         1,737,995  2,204,848
                       Less Current Portion               (160,436)  (215,081)
                                                        $1,577,559 $1,989,766

             Original Mortgages Payables:
             (a)  Nevada/California Property    9.750%  $  753,493 $  845,180
             (b)  Tennessee Property (Note 14)  9.625%       - 0 -    247,311
             (c)  Kansas Property (Note 14)     9.750%     127,037    136,999
             (d)  Oregon Property               9.750%     602,789    646,934
                                                         1,483,319  1,876,424
                       Less Current Portion               (276,605)  (383,143)
                                                        $1,206,714 $1,493,281

        (a) The mortgage secures a promissory note and is payable in equal quarterly installments of $42,701.69 with a final payment of $291,096.92, maturing January 1, 2001. There is also an underlying "wrap" mortgage that is payable in equal quarterly installments of $42,826.50, maturing July 1, 2005, with quarterly payments decreasing to $9,314.75 for the last five years.

        (b) The mortgage secured a promissory note and was payable in equal quarterly installments of $23,437.01, with a final payment of $198,238.33 maturing December 31, 1996. There also was an underlying "wrap" mortgage that was payable in equal quarterly installments of $23,562.25 maturing December, 2006, with quarterly payments decreasing to $7,329 for the last 10 years. At December 31, 1996 the mortgage payable was in default and in 1997 the mortgageholder foreclosed on it. Therefore, the mortgage payable and related wrap mortgage receivable were written off. (See Note 14).

                       EQUITY GROWTH SYSTEMS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1996

NOTE 7 -     MORTGAGES (Continued)

       (c) The mortgage secures a promissory note and was payable in equal quarterly installments of $18,508.87 with a final payment of $136,999 maturing December 31, 1995. There is also an underlying "wrap" mortgage that is payable in annual installments of $74,482, maturing October 1, 2005, with annual payments decreasing to $22,962 the last 10 years. The mortgage payable is currently in default and the remaining balance has been classified as current. (See Note
            14).

       (d) The mortgage secures a promissory note and is payable in equal quarterly installments of $26,409.87 with a final payment of $232,199.50, maturing January 1, 2003. There is also an underlying "wrap" mortgage that is payable in equal annual payments of $106,640 maturing December 31, 2002.

NOTE 8 -     NOTES RECEIVABLE

                                                     1996         1995

             Nevada/California Property              $ 138,699    $  125,978
             Quarterly payments of $868.55
             4% above prime, currently 12.40%
             original amount $63,000

             Tennessee                                   - 0 -        84,689
             Quarterly payment of $477.90
             4% above prime, currently 12.40%
             original amount $40,000. At 12/31/96
             the Note was deemed to be uncollectable
             and was written off (See Note 14).

             Kansas                                     44,680        40,465
             Quarterly payments of $341.73
             4% above prime, currently 12.40%
             original amount $21,073 (See Note 14)

             Oregon                                     87,494        79,295
             Quarterly payments of $501.13
             4% above prime, currently 12.40%
             original amount $38,742
                                                       270,873       330,427
                       Less Current Portion             (6,844)       (8,757)
                                                     $ 264,029    $  321,670

                        EQUITY GROWTH SYSTEMS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1996


NOTE 9 -     NOTE PAYABLE
                                                          1996        1995
             A secured note payable including accrued
             interest, due on demand with interest
             payable quarterly at a rate of 10% per
             annum. This loan was assumed by the
             Company as part of the asset acquisition.
             The Note has a cumulative interest clause
             on any short fall in payment being added
             to the original principal amount of
             $104,000                                     $105,500    $ -0-


NOTE 10 -    INCOME TAXES

       As discussed in Note 1, the Company has applied the provisions of Statement 109.

       The significant components of deferred income tax expense benefit for the years ended December 31, 1996 and 1995 arising from net operating losses as follows:
                                                       1996         1995
             Deferred Tax Benefit                      $ 11,800     $ 6,200

             Valuation Allowance                         11,800       6,200

                                                       $  - 0 -     $ - 0 -

        The Company has operating loss carry forwards in excess of two million dollars that can be used to offset future taxable income.

        1996 income tax expense consist of prior years' Federal income tax of $1,292 and prior years' Delaware franchise tax of $2,551.

NOTE 11 -    RELATED PARTY TRANSACTION

        The chief executive officer of the Company is also an officer of the general partner in all the partnerships involved in the wrap around mortgages subject to the underlying mortgages and promissory notes.

                          EQUITY GROWTH SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


NOTE 12 - COMPENSATION

        No officer or director has received an compensation to date, except as discussed in Note 4.


NOTE 13 -    STOCKHOLDERS' EQUITY

       On May 18, 1995, the Company adopted a resolution to change the authorized capitalization as follows:

       (a) The 2,000,000 shares of common stock, $0.01 par value then authorized, all of which were currently outstanding, were reverse split into 200,000 shares, $0.01 par value; and immediately thereafter;

       (b) The Company's authorized common stock was increased from 200,000 shares, $0.01 par value, to 20,000,000 shares of common stock, $0.01 par value, and

       (c) The Company was authorized to issue 5,000,000 shares of preferred stock, the attributes of which are to be determined by the Company's Board of Directors from time to time, prior to issuance, in conformity with the requirements of Sections 151 of the Delaware General Corporation Law.


NOTE 14 -    LEGAL MATTERS

       The Company is currently not a party to any legal proceedings. Although the Company is not a party to the following proceedings directly, they involve real estate located in Kansas and Tennessee in which the Company has an interest.

       A. The Company is currently in default of the mortgage on the property located in Kansas City because it did not have the funds to satisfy the balloon payment, in the amount of $136,999, that was due on December 31, 1995. However, the mortgage holder has continued to accept quarterly amortization payments equal to the quarterly proceeds from the related wrap mortgage receivable. Even though the aforementioned mortgage payments are currently being accepted without protest, the mortgage holder still retains the right to demand full and immediate payment of the total principal due.

                              EQUITY GROWTH SYSTEMS, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                   DECEMBER 31, 1996

NOTE 14 -    LEGAL MATTERS (Continued)

       A. Presently there are two ongoing legal proceedings involving the Kansas City property. First, Associated wholesale Grocers, Inc., -vs- San Safe Associates, et. al., in the US District Court for the District of Kansas (the "Kansas Case") and second, Ken-Co Properties, Inc., -vs- Safeway Stores, Inc., in the Circuit Court for Baltimore County, Maryland (the "Maryland Case").

            (a) The current tenant (by assignment from the original tenant) for the Company's Kansas City property (located at 8120 Parallel, in the City of Kansas City, Wyandotte County, Kansas), claims to have had a conditional right to purchase such property (based on the rights of the original tenant) and allegedly submitted an irrevocable offer to purchase. The plaintiff (a predecessor in interest to the rights of the Company) alleged that the assignment of lease rights to the current tenant had not been adequately effected and that it was, pursuant to the terms of the lease, entitled to continue dealing with the original tenant for, among other purposes, provision of required notices.

                 The plaintiff alleged that it exercised its right to reject the tenant's offer to purchase through notice of rejection tendered to the original tenant. The defendant/tenant has answered, alleging that because of subsequent assignments of the lease, notice to prior parties in interest was not adequate and consequently, that the Company's counsel failed to take the steps required to properly reject such offer as to all potential parties involved.

            (b) The corporation in whose name record ownership was originally registered, as general partner of a limited partnership, initiated suit against the tenant in Baltimore, Maryland for declaratory relief that notice of rejection was adequate. The defendant then initiated action in the United States District Court for the District of Kansas to the same subject matter seeking judgment requiring the Plaintiff in the Maryland action to sell the property. That action has been contested. The defendant/tenant in the Maryland Case has filed a motion seeking to have the venue of that law suit changed to Kansas City and to consolidate the actions, and the

                             EQUITY GROWTH SYSTEMS, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                   DECEMBER 31, 1996


NOTE 14 -    LEGAL MATTERS (Continued)


                plaintiff in the Maryland has contested such motion. Lease payments continue to be made. The Plaintiff in the Maryland action is also considering interposing counterclaims in the Kansas action, including claims alleging violations of the lease (unapproved improvements that detrimentally affected the lessor's business).
                In management's opinion, because the Company is not a party, its potential exposure appears to be limited to sharing in the proceeds of a forced sale, if the litigation is determined in favor of the current tenant.

       B. The Company was also in default of the mortgage on the property located in Memphis, Tennessee because it could not satisfy the balloon payment, in the original amount of $193,580, that was due on December 31, 1996. ($174,801 at 12/31/96. The mortgage holder (Lutheran Brotherhood) had refused to renegotiate or extend the term of the mortgage and would not accept any further amortization payments from the lessor of the underlying lease, other than the one made in December, 1996, which was based upon the old repayment schedule's terms.

            Through August 1997, the Company had received funds from Sun West N.O.P., the lessor on the underlying lease, which represented the monthly rent payments made on such lease ($4,609.38) by the tenant of the Memphis Property. Because the mortgage holder would not accept any amortization payments on their matured loan from Sun West N.O.P., the Company was using such proceeds to reduce the related wrap mortgage receivable. In August of 1997, the mortgage holder foreclosed on the mortgage payable, which resulted in a foreclosure sale of the Memphis, Tennessee property. As a result of these events of foreclosure, the Company wrote off the balance on the mortgage payable and the related wrap mortgage receivable ($251,722) and promissory note receivable ($93,686) at December 31, 1996. (See Notes 7 and 8).

EXHIBITS FOR:
EQUITY GROWTH SYSTEMS , Inc.
10 - KSB - 1996

Exhibit 10.9(b) & 17.01

Moffitt Properties LTD
221 West 48th Street
No. 2105
Kansas City, Missouri 64112
816 561-7550
Fax (816) 561-3770

August 1, 1997

Mr. Edward Granville Smith                      Via Fax (904) 505-8635
Equity Growth Systems, inc.
3821-B
Tamiami Trail, Sta. 201
Port Charlotte, Fl. 33952

Re: Withdrawal and Resignation

Dear Mr, Granville Smith,

Please be advised that this letter is formal notice to you and to Growth Equity Systems. I hereby cancel the employment agreement of both Moffitt
Properties, Ltd. As its President and CEO. I am also personally withdrawing as President and Chief Operating Officer of Equity Growth Systems, Inc.
The resignation is effective as of the writing of this letter at 4:00 p.m. Central Standard Time, Friday, August 1,1997. I wish that all parties that are to be required per the United States Securities and Exchange Commission and any other Government Agencies, stockholders along with any other parties requiring such notice be notified by you as Chairman,President, and CEO of Equity Growth Systems, Inc.

My resignation as of today's date is a direct result of your failure to communicate to me all items of business as well as disposition of monies received by Equity Growth Systems as it relates to your operation of the business of the corporation.

This lack of information and knowledge to the business activities conducted by you on behalf of Equity Growth Systems, Inc. does not allow me to properly determine whether the business of the corporation is being handled in an appropriate manner,therefore I cannot be a party to any dealings of the corporation nor can I be related in any way , shape or form, to an active position as an officer of a corporation for which I have very little, if any, knowledge thereof.

It is with deep regret that I make this decision, however, I have no alternative, since acting as an officer of the corporation without appropriate knowledge of its day to day business activities could place Moffitt Properties, Ltd. And me personally in a position whereby either Moffitt Properties, Ltd. Or Gene R. Moffitt personally could be held responsible for improper action on behalf of Equity Growth Systems, Inc.

Perhaps all of the business transactions completed to date are perfectly valid and without fault. Without having knowledge to substantiate the afore written statement , I cannot, in good conscious, continue as a party to Equity Growth Systems, Inc. in any way shape or form. I wish you the best in your endeavor to build Equity Growth Systems however, my resignation of this time and date is final.

Respectfully,



Gene R. Moffitt

cc: Donald E. Holeman (Fax, 363-8009)
      6306 Walnut
      Kansas City, MO 64113
Rafi Weiss
       Tricon Development Company
        1507 Avenue M
        Brooklyn, NY 11230
        Fax (718) 375-8744
Charles J. Scimeca
        23698 U.S. 19 North
        Clearwater, FL 34265
        Fax (813) 724-3426
Eddie Kerper
        Edrick Properties
        243 Astancia Blvd.
        Suite 101 B
        Clearwater, FL 34265
         Fax (813) 725-4254
Charles Germ
          Executive Realty of Broward
          4491 Crystal Lake Drive
          Suite 101 C
          Pompano Beach, Fl 33064
          Fax (954) 943-3131
Mr. G. William Hollar
          Sequoia Bank
           113 Ithaca Road
          Sterling, VA 22170
Mr. Thomas Horne
           Timberline Construction
           790 Fairfax
           Stevens City, VA 22655
            Fax (540) 667-7683
Mr. Carlton P. Moffitt, Jr.
            Amic Investment Company
            804 Moorefiled Park Drive
            Suite 104
            P. O. Box 35690
            Richmond, VA 23236
            Fax (804) 330-4239

Exhibit 3.3



                         EQUITY GROWTH SYSTEMS, INC.
                    RESOLUTION OF BOARD OF DIRECTORS



             WHEREAS, August 1,1997 Gene R. Moffitt for himself, and Moffitt Properties, LTD, offered his resignation as President and Chief Operating Officer of the Company.

             WHEREAS, on the same date Gene R. Moffitt canceled the employment contracts of both himself and Moffitt Properties LTD.

             WHEREAS, Mr. Moffitt, individually and through the entity known as Moffitt Properties, LTD., has exercised poor judgement in recent efforts to acquire certain properties;

             WHEREAS, Mr. Moffitt has failed to communicate with the Board of Directors in a timely and appropriate fashion.

             WHEREFOR IT IS HEREBY RESOLVED BY THE COMPANY'S BOARD OF DIRECTORS AS FOLLOWS:

             That the resignation of Gene R. Moffitt and Moffitt Properties, LTD, is hereby accepted.

        Furthermore the Company hereby accepts the cancellation of employment contract of both Moffitt Properties as President and CEO.

             This 30th day November 1997.



                    Edward "Ted" Granville Smith, Jr.
                    Chairman of Board of Directors

Exhibit 3.4

                         EQUITY GROWTH SYSTEMS, inc.
                        RESOLUTION OF BOARD OF DIRECTORS



             WHEREAS, August 1, 1997 Gene R. Moffitt for himself and Moffitt Properties, LTD., offered his resignation as President and Chief Operating Officer of the company.

  WHEREAS, November 1, 1997 the Company accepted the resignation of Gene
R. Moffitt and Moffitt Properties LTD. As its President and CEO.

  WHEREAS, The Company is in need of a President and Chief Operating
Officer;

  WHEREFORE IT IS HEREBY RESOLVED BY THE COMPANY'S BOARD OF DIRECTORS AS
FOLLOWS:

  EDWARD "TED" GRANVILLE SMITH is hereby elected President and Chief
Operating Officer of the Company to serve at the pleasure of the Company's Board of Directors.

             This 30th day November 1997.



                            Edward "Ted" Granville Smith, Jr.
                            Chairman, Board of Directors

Exhibit 17.02


                       EQUITY GROWTH SYSTEMS, inc.
                    RESOLUTION OF BOARD OF DIRECTORS


       WHEREAS, Mr. Rafi Weiss has served as the Company's Vice President for Acquisitions.

       WHEREAS, Mr. Rafi Weiss is a duly elected officer of said Company, and as such, has a responsibility and obligation to co-operate with counsel in the filings of the company's 10-KSB for 1996.

       WHEREAS, Mr. Rafi Weiss has been requested to fill out a questionnaire enabling counsel to comply with basic due diligence requirements.

       WHEREAS, for whatever reason, known only to Mr Rafi Weiss, he has failed or refused to provide basic information requested.

       WHEREAS, Mr, Rafi Weiss holds his position at the presence of the Company's Board of Directors;

       WHEREFORE IT IS HEREBY RESOLVED BY THE COMPANY'S BOARD OF DIRECTORS AS
FOLLOWS:

       Mr. Rafi Weiss is hereby removed from the position of Company's Vice President for Acquisitions effective immediately and his Employment Contract is hereby canceled.

        This 30th day November 1997.



                       Edward "Ted" Granville Smith
                       Chairman Board of Directors

Exhibit 10.14

Return To:

FIRST BANK MORTGAGE CORPORATION
SECURITIES BUILDING
SEATTLE, WASHINGTON 98101


Loan No.  B-100260-B
Title No.  Mid-South No. 208055



                       ASSIGNMENT OF DEED OF TRUST

For Value Received, FIRST BANK MORTGAGE CORPORATION, a Washington corporation, as Beneficiary, hereby grants, conveys, assigns and transfers to LUTHERAN BROTHERHOOD whose address is  701 Second Avenue South, Minneapolis, Minnesota 55402

all beneficial interest under that certain Deed of Trust, dated February 1, 1976 executed by  SOUND-SAFE ASSOCIATES, a Maryland Limited Partnership whose
             General Partners are EDWARD GRANVILLE-SMITH and MICHAEL D.
             PARKER.

Grantor, to  MID-SOUTH TITLE COMPANY, INC.

Trustee, and recorded on MAY 28, 1976.

in Volume L2 of Mortgages, at page 9157, under Auditor's File No.

Records of Shelby County, Tennessee, together with note or notes therein described or referred to, the money due and to become due thereon, with interest, and all rights accrued or to accrue under said Deed of Trust.
        Dated: May 19, 1976.
                                          FIRST BANK MORTGAGE CORPORATION
This instrument was prepared by Richard
D.Bonesteel, Attorney at Law, Securities
Building, Seattle, Washington 98101        By:

                                           R. G. Aldrich, Vice President
                                                                   L29160


STATE OF WASHINGTON )                      State Tax:
                       ) ss.               Reg. Fee:
COUNTY OF KING         )                   Rec. Fee:      $4.00


                                                  MAY 28   12: 10.6 PM 76
                                                  State of Tennessee

Before me, the undersigned Notary Public in and for the State and County aforesaid personally appeared R. G. ALDRICH, with whom I am personally acquainted,and who, upon oath, acknowledged himself to be the VICE PRESIDENT of First BankMortgage Corporation, the within named bargainer, a corporation on that he as such Vice President, being authorized so to do, executed the foregoing instrument for the purposes therein contained, by signing the name of the corporation by himself as such Vice President.

   WITNESS my hand and seal at my office in Seattle, Washington, this 20th day of May, 1976.

                                                       Notary Public
 My commission expires:                         9-1-76

7.6. 208055. Sound. Cafe-Mid-South Title Co.-#fee $4.00

Exhibit 10.15

Return To:

FIRST BANK MORTGAGE CORPORATION
SECURITIES BUILDING
SEATTLE, WASHINGTON 98101


Loan No.  B-100260-B
Title No.  Mid-South No. 208055



             ASSIGNMENT OF ASSIGNMENT OF LEASES AND/OR RENTS

For Value Received, FIRST BANK MORTGAGE CORPORATION, a Washington corporation,
hereby grants, assigns and transfers to    LUTHERAN BROTHERHOOD

whose address is  701 Second Avenue South, Minneapolis, Minnesota 55402


ALL OF ITS RIGHT, TITLE AND INTEREST IN AND TO THAT CERTAIN Assignment of Leases and/or Rents dated

    February 1, 1975 executed by SOUND-SAFE ASSOCIATES, a Maryland Limited Partnership whose General Partners are EDWARD GRANVILLE-SMITH and MICHAEL D. PARKER.

As Assignor, to FIRST BANK MORTGAGE CORPORATION, as Assignee, and recorded on MAY 28, 1976 in Volume L2 of Leases, at page 9158,
under Auditor's File No.        Records of Shelby County, Tennessee,

Dated: May 19, 1976.
                                FIRST BANK MORTGAGE CORPORATION

                                By: L21961__________________________

                                    R.G. Aldrich  Assistant Treasurer
                                    Vice President

This instrument was prepared by Richard
D.Bonesteel, Attorney at Law, Securities
Building, Seattle, Washington 98101

STATE OF WASHINGTON )                      State Tax:
                    ) ss.                  Reg. Fee:
COUNTY OF KING                             Rec. Fee:      $4.00


                                                  MAY 28   12: 10.6 PM 76
                                                       State of Tennessee
                                                            Shelby County

Before me, the undersigned Notary Public in and for the State and County aforesaid personally appeared R. G. ALDRICH, with whom I am personally acquainted, and who, upon oath, acknowledged himself to be the VICE PRESIDENT of First Bank Mortgage Corporation, the within named bargainer, a corporation on that he as such Vice President, being authorized so to do, executed the foregoing instrument for the purposes therein contained, by signing the name of the corporation by himself as such Vice President.

  WITNESS my hand and seal at my office in Seattle, Washington, this 20th day of May, 1976.

                                                       Notary Public

        My commission expires:      9-1-76


  7.6. 208055. Sound. Cafe-Mid-South Title Co.-#fee $4.00

                                                                  L2 9162

Exhibit 10.16

                                    FMC Loan No. B-100260-B             2
                                         Mid-South Title Co.  No.  208055
                                                                    42300
                   ASSIGNMENT OF TRIPARTITE AGREEMENT

    FOR VALUE RECEIVED, the undersigned, FIRST BANK MORTGAGE CORPORATION, A Washington corporation (FIRST BANK) does hereby assign unto LUTHERAN BROTHERHOOD organized and existing under the laws of the United States of America (LUTHERAN BROTHERHOOD), its succors and assigns, all of its right, title and interest in andto that certain Tripartite Agreement dated the 1st day of February, 1976, between SOUND-SAFE ASSOCIATES, a Maryland Limited Partnership whose general partners are EDWARD GRANVILLE-SMITH and MICHAEL D. PARKER
(SOUND-SAFE), SAFEWAY STORES,INCORPORATED, a Maryland corporation (SAFEWAY) and FIRST BANK, recorded on May 7, 8, 1976, under Register's No. L29159.

Any notice required to be given in accordance with the terms of said Tripartite Agreement shall be given by SAFEWAY by registered United States mail, postage prepaid, addressed to LUTHERAN BROTHERHOOD, 701 Second Avenue South, Minneapolis, Minnesota 55402.

             Dated at Seattle, Washington, this 19th day of May, 1976.

                            FIRST BANK MORTGAGE CORPORATION, a Washington
                                corporation

                            By:
                                      Richard D. Bonesteel

                            Title:        Vice President and Counsel



STATE OF WASHINGTON )                      State Tax:
                       ) ss.               Reg. Fee:
COUNTY OF KING         )                   Rec. Fee:      $4.00




On this 20th day of May, 1976, before me, the undersigned, a Notary Public in and for the State of Washington, duly commissioned and sworn, personally appeared RICHARD D. BONESTEEL to me known to be the VICE PRESIDENT and COUNSEL of
FIRST BANK MORTGAGE CORPORATION, the corporation that executed the within instrument and known to be the person who executed the within instrument on behalf of the corporation herein named and acknowledged to me that such corporation executed the same.


IN WITNESS WHEREOF, I have hereunto set my hand and affixed my official seal the day and year in this certificate above written.


 Notary Public in and for the State of
Washington, residing at


                          CONSENT TO ASSIGNMENT

The undersigned hereby consents to the foregoing Assignment.

                                 SAFEWAY STORES, INCORPORATED, a Maryland
                                    corporation

By:
                                      Its Assistant Vice President

                            By:
                                      Its Assistant Secretary

                                                    L2 9162



STATE OF WASHINGTON )
                       ) SS.
COUNTY OF KING         )

Before me, the undersigned Notary Public in and for the State and County aforesaid personally appeared RICHARD D. BONESTEEL, with whom I am personally acquainted, and who, upon oath, acknowledged himself to be the VICE PRESIDENT AND
COUNSEL, of First Bank Mortgage Corporation, the within named bargainer, a corporation, that he as such Vice President and Counsel, being authorized so to do, executed the foregoing instrument for the purposes therein contained, by signing the name of the corporation by himself as such Vice President and Counsel.

WITNESS my hand and seal at my office in Seattle, Washington, this 20th day of May, 1976.


                                                       Notary Public
My commission expires:      9-1-76


  T.G. 208055. Sound. Safe
Return to-Mid-South Title Co (H. Curry).-Rec. fee $4.00

                                       State Tax:
                                       Reg. Fee:
                                       Rec. Fee:      $4.00


                                                  MAY 28   12: 10.6 PM 76
                                                       State of Tennessee
                                                            Shelby County

Exhibit 99.03

                        SUBSTITUTE TRUSTEE'S DEED

             WHEREAS, under date of February 1, 1976, Sound-Safe Associates, a Maryland limited partnership whose general partners were Edward Granville-Smith and Michael D. Parker, executed a certain Deed of Trust to Mid-South Title Company, Inc. as Trustee for the purpose of securing the debt and the obligations therein described, which Deed of Trust is recorded under Register's No. L2 9157 in the Register's Office of Shelby County, Tennessee; and

             WHEREAS, Lutheran Brotherhood, the holder and owner of the debt secured by said Deed of Trust, having for reasons satisfactory to itself, under the provisions of said Deed Of Trust, by instrument recorded in the Register's Office under Register's Office under Register's No. GM 9600 named and appointed the undersigned or John B. Maxwell, Jr. as Substitute Trustees, either of whom may act alone, in the place and stead of the said Mid-South Title Company, Inc.; and

     WHEREAS, default was made in the payment of the debt and obligations secured by said Deed Of Trust and the undersigned, as said Substitute Trustee, was requested to advertise and sell the property conveyed by said Trust Deed in compliance with the provisions thereof; and

             WHEREAS, the undersigned as Substitute Trustee, did, in compliance with the provisions of said Trust Deed, advertise for sale the property conveyed by same, the advertisement of sale, having been published in The Daily News, a newspaper published in Memphis, Shelby County, Tennessee in the issues of May 8, 1997, May 15, 1997, May 22, 1997, and May 29, 1997, of said newspaper, said sale having been advertised for Monday, June 9, 1997, commencing at 12:00 o'clock noon at the southwest corner of at the Adams Avenue entrance to the courthouse, Shelby County, Tennessee, which sale was adjourned by the undersigned Substitute Trustee to Thursday, August 7, 1997 at the previously advertised time and location, at which time and place the property was offered for sale and sold; and

      WHEREAS, the highest and best bid of said property was then and there made by Lutheran Brotherhood, to-wit: a bid of TWO HUNDRED TWO THOUSAND NINE HUNDRED FIFTY EIGHT AND 28/100 DOLLARS ($202,958.28) for said property, which bid was then and there accepted by the undersigned as Substitute Trustee.

       NOW, THEREFORE, for the consideration named, and for and in consideration of the compliance with the terms of said bid, the undersigned, Jane P. Long, as Substitute Trustee, has bargained and sold, and does by there presents bargain, sell and convey to the said Lutheran Brotherhood, a Minnesota corporation, the property advertised and sold as herein above recited, situated, lying and being in the county of Shelby, State of Tennessee, and more particularly described as follows


       Lot 1, Section A, Safeway Stores Incorporated Subdivision as shown on Plat Book 62, Page 30, in the Registers Office of Shelby County, Tennessee, to which plat reference is hereby made for a more particular description, in the City of Memphis.

       TOGETHER WITH SUBJECT TO Easement and Agreement for Joint Use of Facilities between Safeway Stores, Incorporated, a Maryland corporation, as party of the first part and Boyle Investment Company, as party of the second part, dated August 13, 1974, recorded September 5, 1974 under Register's No.
J8 5472
and recorded under Register's J8 6663 and First Amendment to Easement Agreement dated July 23, 1975 and recorded under Register's No. K6 6125, in the Register's Office of Shelby County, Tennessee.

       TO HAVE AND TO HOLD, unto the said Lutheran Brotherhood, its successors and assigns, in fee simple forever.

        The undersigned Substitute Trustee believes the title hereby conveyed to be good, but warrants the same against the lawful claims of all persons claiming by, through, and under a conveyance from the undersigned as Substitute Trustee, under the provisions of the above described Deed of Trust, and not further or otherwise.

        This sale is made subject to any and all outstanding and unpaid real property taxes upon the property as of the date of the Substitute Trustee's sale described herein, and any and all other prior restrictions, encumbrances, or liens of any nature. At the time of the foreclosure, a search of public records revealed no lien filed by the United States or the State of Tennessee which affects the property sold and no accompanying right of redemption pursuant to T.C.A 35-5-104 (b).

             The proceeds of this sale, the receipt of which the undersigned Substitute Trustee hereby acknowledges, have been applied as follows:

TOTAL
BID........................................$202,958.28

Expenses:
Title Abstract................................$ 600.00
Recording Fee (Substitution Trustee)..........    8.00
Advertising...................................  475.89
Environmental.................................1,150.00
Miscellaneous Foreclosure Costs...............  937.64
Attorney Fees................................ 6,953.26

             TOTAL EXPENSES                 $10,124.79

BALANCE APPLIED TO THE FIRST MORTGAGE
INDEBTEDNES.............................   $192,833.49

      WITNESS, the signature of the undersigned, Jane P. Long, Substitute Trustee, this 8th day of August, 1997.



                                      ________________________
                                      Jane P. Long
                                      Substitute Trustee

STATE OF TENNESSEE
COUNTY OF SHELBY

        On this 8th day of August, 1997, before me a Notary Public in and for said State and County, duly Commissioned and qualified, personally appeared Jane
P. Long, Substitute Trustee, to me known to be the person described in and who executed the foregoing instrument and acknowledged that she executed the same as her free act and deed.

             WITNESS my hand and Notarial Seal at Office the day and year above written.

                                      _________________________
                                      Notary Public

Exhibit 99.04

                          PROOF OF PUBLICATION

                          STATE OF TENNESSEE
                          COUNTY OF SHELBY


   PERSONALLY, appeared before me, Lisa Waddell Notary Public of Shelby County, Tennessee, Dorothy Boyett, who being first duly sworn, made oath that she is the Executive Assistant of The Daily News Publishing Company, the Publisher of The Daily News, a daily newspaper of general circulation, published in the City of Memphis, County of Shelby and State of Tennessee, and that the hereto attached publication appeared on the same on the following dates:

                            May  8, 1997
                            May 15, 1997
                            May 22, 1997
                            May 29, 1997

        THE DAILY NEWS PUBLISHING COMPANY
        By:_________________________

                       STATE OF TENNESSEE
                        COUNTY OF SHELBY
        Before me, the undersigned, a Notary Public of the State and County aforesaid, personally appeared Dorothy Boyett with whom I am personally acquainted (or proved to me on the basis of satisfactory evidence) and who upon oath, acknowledged herself to be the president for other officer authorized to execute the instrument of The Daily News Publishing Co. The within named bargainer, a corporation, and that she as such officer, executed the foregoing instrument for the purposes therein contained by signing the name of the corporation by herself as Executive Assistant.
        WITNESS my hand and Official Seal at Office this 29th day of May, 1997. ____________________________Notary Public




                       COST OF PUBLICATION

                       First Insertion       $158.63
                       Second Insertion       158.63
                       Third Insertion        158.63

                       Total                 $475.89



                    SUBSTITUTE TRUSTEES NOTICE OF FORECLOSURE SALE

             Default having been made in the terms, conditions and payments of debts and obligations secured by a certain Deed of Trust dated February 1, 1975, executed by Sound-Safe associates, a Maryland limited partnership having as its general partners Edward Granville-Smith, and Michael D. Parker, to Mid-South Title Company, Inc. as Trustee, of record as Instrument No. L2 9157 in the Register's Office of Shelby County. Tennessee, and John B. Maxwell, Jr. and Jane
P. Long having been appointed as Substitute Trustee in an instrument of record inthe aforesaid Register's Office as Instrument No. GM9600 and Lutheran Brotherhood, the owner of the debt secured by said Deed of Trust having required the undersigned to advertise and sell the property described and therein conveyed, the entire indebtedness having matured and being due and payable, the undersigned, John B. Maxwell Jr. and Jane P. Long, will, by virtue of the power and authority vested in them as Substitute Trustees, on Monday June 9t, 1997, commencing at 12:00 o'clock noon at the southwest corner of the Shelby County Courthouse, at the Adams Avenue entrance thereto, Memphis, Shelby County, Tennessee, sell at public out cry to the highest best bidder for cash, free from the equity redemption, homestead and dower and all other exemptions which are expressly waived, and subject to unpaid taxes, if any, the following described property in Shelby County, Tennessee to wit:
         Lot 1 Section "A" Safeway Stores, incorporated Subdivision as shown on plat of record in Plat Book 62, Page 30, in the Register's Office of Shelby County, Tennessee, to which plat reference is hereby made for a more particular description. In the City of Memphis.
         TOGETHER WITH AND SUBJECT TO Easement and Agreement. For Joint Use of Facilities between Safeway Stores, Incorporated, a Maryland corporation, as party of the first part and Boyle Investment Company as party of the second part dated August 13,1974, recorded September 5, 1974 under Register's No.
J8 6663 and First Amendment to Easement Agreement dated July 23, 1975 and recorded

Exhibit 99.05

                      IN THE UNITED STATE DISTRICT
                    COURT FOR THE DISTRICT OF KANSAS


ASSOCIATED WHOLESALE GROCERS, INC.                   Filed
          Plaintiff.                                 U.S. District Court
                                                     District of Kansas
             vs.                                     Ralph L. Deloach
                                                     By:
FIRST KEN-CO PROPERTIES, INC.,                       Kansas City, Ks.
SAN SAFE ASSOCIATES,
FLEET NATIONAL BANK, and                             Case No. 97-2072-JWL
SAFEWAY, Inc.,
                       Defendants


                    ORDER OF DISMISSAL WITH PREJUDICE

  Having considered the Stipulations of Dismissal of the parties, IT IS HEREBY ORDERED that this action, shall be and is hereby dismissed with prejudice, with each party to pay their own costs of this action.


                                                       JOHN W. SINGELTARY
                                         JUDGE OF THE U.S. DISTRICT COURT


DATED: 21 October, 1997

Submitted by:


William F. High        #14000
Linda S. Skaggs        #17085
Blackwell, Sanders, Matheny, Weary
& Lombardi,  LLP
9401 Indian Creek Parkway, Ste 1200
Overland Park, Kansas 66210-2007
tel# (913) 696-7000/Fax# (913) 696-7070
Attorneys for Associated Wholesale


Frank Lipman      #13591
Bryan Caco, LLP
Suite 3500, 1200 Main Street
Kansas City, Mo 64105-2100


Stephen C. Caruso #29830
Ryan G. Terril
5600 N.E. Antioch Road
Kansas City, Mo. 64119

David F. Albright
Albright, Brown, & Caudill, L.L.C.
120 E. Baltimore Street, #2150
Baltimore, Maryland 21202

Richard Ralls          #12234
712 Broadway
Kansas City, Mo. 64105

Exhibit 10.7

                                  AGREEMENT

First Ken-Co, party of the first part, enters into this Agreement with San Safe, party of the second part.

   WHEREAS the parties hereto have agreed to settle the Kansas City litigation, Case No. : 97-2072-JWL, with Associated Wholesale Grocers, Inc., Fleet National Bank, and Safeway, Inc., but have reserved claims against each other.

        Therefore, in consideration of this agreement, and other valuable considerations, the parties agree as follows:

   8. The $98,000.00 will be distributed to First Ken-Co and San Safe to be held in escrow;

   9. First Ken-Co and San Safe will litigate in the State of Maryland all remaining issues between them, including the rightful disbursement of the $98,000.00 held in escrow;

   10.  The litigation will be in the Circuit Court for Baltimore City; and

   11. The escrow funds will be deposited with the Curcuit Court of Baltimore City.

                            SAN SAFE
   Date: Oct. 20,1997       By: First Ken-Co Properties by E. Granville-Smith
                                President
                                By:


   Date: 10/20/1997              FIRST KEN-CO
                                 By: E. Granville-Smith, President

Exhibit 10.18

 STATEMENT OF UNANIMOUS CONSENT TO ACTION TAKEN BY THE SHAREHOLDERS OF FIRST KEN-CO PROPERTIES, INC.


The undersigned, being all of the shareholders of FIRST KEN-CO PROPERTIES, INC.

A Delaware corporation, do hereby unanimously consent in writing pursuant to the General Corporation Laws of the State of Delaware to the adoption of the following resolution:

RESOLVED, that the officers of this corporation be, and hereby are, authorized and directed on behalf of this corporation to enter into a settlement of those certain pending lawsuits described in the Mutual Release (the "Mutual Release") attached hereto as Exhibit "A" and incorporated herein by this reference, the settlement, the terms of which settlement are more fully set forth in the Mutual Release.

RESOLVED, that the officers of this corporation be, and they hereby are, authorized and directed on behalf of this corporation to, pursuant to the terms of the Mutual Release, transfer to Four B Corp., a Kansas corporation, certain real property described in general as 8120 Parallel Parkway, Kansas City, Kansas, and more particularly described on Exhibit "B", attached hereto and incorporated herein by reference.

 FURTHER RESOLVED, that the officers of this corporation be, and they hereby are, authorized and directed on behalf of the corporation, to execute any and all documents, instruments or any other writings they deem necessary and appropriate in order to effectuate the foregoing Resolution.

IN WITNESS WHEREOF, the undersigned have executed this Statement of Unanimous Consent to Action on this 20 day of October ,1997.

                                      E. Granville-Smith_______________
                                      Print Name:____________________

                                      ______________________________
                                      Print Name:____________________

                                      ______________________________
                                      Print Name:____________________

Exhibit 10.19

                       GENERAL WARRANTY DEED


THIS GENERAL WARRANTY DEED made this ___ day of October , 1997, by FIRST KEN-CO PROPERTIES, INC., a Delaware corporation, with an address of ("Grantor") to FOUR B CORPORATION, a Kansas corporation with a business address of 5300 Speaker Rd., Kansas City, Kansas 66106 ("Grantee").



                                 WITNESSETH:

 That Grantor, for and in consideration of the sum of Ten Dollars ($10.00) and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, hereby grants, bargains, sells and conveys unto Grantee, its successors and assigns, all of Grantor's right, title and interest in and to the real property (the "Property"), lying, being situated in the County of Wyandotte, State of Kansas, and legally described on Exhibit "A" attached hereto and incorporated herein.

 TO HAVE AND TO HOLD the same, together with all and singular the tenements, hereditaments and appurtenances there unto belonging or in any wise appertaining,in fee simple, forever. Grantor, for itself , its successors and assigns, hereby covenants to Grantee that: (i) Grantor, is lawfully seized of the Property in fee simple; (ii) Grantor has good right lawful authority to sell and convey the Property; (iii) the Property is free, clear, discharged and unencumbered of and from all former and other grants, titles, charges, estates, judgements, taxes, assessments and encumbrances of any kind or nature whatsoever, and (iv) Grantor hereby fully warrants the title to the Property and will forever defend the same unto Grantee, its successors and assigns, against the lawful claims of all persons whomsoever.


 IN WITNESS WHEREOF, Grantor has hereunto signed and sealed these presents as of the day and year first above written.


[Corporate Seal]
ATTEST:                          FIRST KEN-CO PROPERTIES, INC.,
                                 A Delaware corporation

______________                   By:___________________________
_____________Secretary                Oct 20, 1997 E. Granville-Smith Pres.

Exhibit 10.20

                  TERMINATION OF MEMORANDUM OF LEASE


THIS TERMINATION OF MEMORANDUM OF LEASE ("Termination") is entered into as of the____day of October,1997, by and between FIRST KEN-CO PROPERTIES, INC.
A Maryland corporation ("Landlord") and ASSOCIATED WHOLESALE GROCERS, INC., a Missouri corporation ("Tenant").

                                 RECITALS:

   The following Recitals are a material part of this termination.

   B. Landlord and Safeway Stores, Incorporated, a Maryland corporation ("Safeway"), entered into a certain Lease dated October 15,1975 (the "Lease"), whereby Landlord leased and let it to Safeway, a building and other appurtenances to said building (herein after called the "Premises" or "premises"). The Premises are located on certain real property legally described on Exhibit "A", attached hereto and incorporated herein (the"Property").

   C. Landlord and Safeway further entered into a certain Memorandum of Lease dated October 15, 1975 and filed of record on October 31, 1975 in the office of the Recorder of Deeds for Wyandotte County, Kansas, as Document No., 823447, in Book 2482, at page 165 (the Memorandum") disclosing that the Landlord and Safeway had entered into the Lease.

 D.   Tenant is the current holder of the leasehold interest of Safeway.

 E. Landlord and Tenant have agreed to terminate the Lease and, therefore, desire to terminate the Memorandum.

  NOW, THEREFORE, in consideration of the foregoing Recitals, the mutual covenants and conditions herein after contained, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Landlord and Tenant hereby agree as follows:

  1.   The Memorandum is hereby terminated and shall have no further force or effect.







                             ACKNOWLEDGMENTS

STATE OF FLORIDA,


   IN WITNESS WHEREOF, Landlord and Tenant have executed this Termination effective as of the day and year first set forth above.

[Corporate Seal}

ATTEST:                               FIRST KEN-CO PROPERTIES, INC.
                                           A Maryland corporation

__________________________                 By:______________________
Printed Name:______________                Printed Name: E. Granville-Smith
Title:_____________________                Title: President

                                                "Landlord"

[Corporate Seal]

ATTEST:                               ASSOCIATED WHOLESALE GROCERS, INC.
                                           A Missouri corporation

___________________________                By:_______________________
Joseph L. Campbell, II, Secretary                    Mike DeFabis, President

                                                "Tenant"










All that part of Tract 403A-1-1, REPLAT OF PART OF WHITE OAKS SUBDIVISION, a subdivision of land, and part of the Southwest 1/4 of the Southwest 1/4 of
Section 32, Township 10, Range 24, in Kansas City, Wyandotte County, Kansas, described as follows: Commencing at the Southeast corner of said 1/4 1/4 Section; thence North 89 degrees 46 minutes 08 seconds West along the South line of said 1/4 1/4 section, a distance of 275.34 feet; thence North 0 degrees 13 minutes 52 seconds East, a distance of 60.01 feet to a point on the North right of way line of Parallel Avenue (as now established), and the TRUE POINT OF BEGINNING of the Tract of land to be herein described;
thence continuing North 0 degrees 13 minutes 52 seconds East, a distance of 474.81 feet to a point on the North line of said tract
403A-1-1; thence South 89 degrees 38 minutes 40 seconds East along the North line of said Tract 403A-1-1, a distance of 122.14 feet to an angle point therein; thence North 89 degrees 06 minutes 33 seconds East and continuing along the North line of said TRACT 403a-1-1, A DISTANCE OF 125.02 FEET TO A POINT ON THE West right -of-way line of 81stStreet,
(as now established) said point being North 89 degrees 34 minutes 40 seconds West, 30.00 feet from the East line of said 1/4 1/4 Section; thence South 0 degrees 25 minutes 20 seconds West along the West right-of-way line of said 81st Street, a distance of 23.90 feet to the point of curve in said right-of -way line; thence Southerly and Southwesterly along said right-of-way line along a curve to the right, tangent to the last described course, having a radius of 1880.09 feet, an arc distance of 229.70 feet; thence South 7 degrees 25 minutes 20 seconds West, tangent to the last described curve and continuing along said right-of-way line, a distance of 178.17 feet to the point of curve in said right-of-way, thence Southwesterly along a curve to the right, tangent to the last described course having a radius of 88.31 feet, an arc distance of 67.01 feet to the intersection of said West right-of-way line with the North line of said Parallel Avenue; thence North 89 degrees 46 minutes 08 seconds West along said North right-of-way line, a distance of 164.55 feet to a jog therein; thence North 0 degrees 25 minutes 20 seconds East along said jog, a distance of 10.00 feet; thence North 89 degrees 46 minutes 08 seconds West and continuing along said North right-of-way line, a distance of 13.83 feet to the point of beginning.


                            EXHIBIT "A"

Exhibit 10.21

                             MUTUAL RELEASE

  This Mutual Release is entered into this ____ day of October, 1997, by and between Associated Wholesale Grocers, Inc. ("AWG"), First Ken-Co Properties, Inc.
("FKC"), Fleet National Bank ("Fleet"), and San Safe Associates ("San Safe") and these entities are collectively referred to as the "Parties".

   WHEREAS, First Ken-Co and Safeway Inc. ("Safeway") are parties to certain litigation styled First Ken-Co Properties, Inc. v. Safeway Stores Incorporated, Case No. 96351021 filed in the Circuit Court of Maryland for Baltimore City (the "Maryland Litigation").

   WHEREAS, the Parties are further engaged in certain litigation styled Associated Wholesale Grocers, Inc. v. First Ken-Co Properties , Inc. Et al. Case No.: 97-2072-JWL filed in the United States District Court of Kansas (the "Kansas Litigation").

   WHEREAS, FKC and AWG are parties to a certain lease dated October 15,1975, for real property (the "Subject Property") located at approximately 81st and Parallel Avenue in Kansas City, Wyandotte County, Kansas and as more particularly described in the Kansas and Maryland Litigation:

        WHEREAS, the Parties desire to resolve the above Litigation, without admitting liability, such liability expressly denied, but to avoid the cost, uncertainty and expense of further litigation and therefore enter this mutual release,

        NOW, THEREFORE, in consideration of the mutual promises, covenants, releases, and payments provided herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Parties hereby agree as follows:

                                      1.
   A. AWG agrees to pay the sum of One Hundred Fifty Thousand Dollars ($150,000) to Fleet in exchange for free, clear insurable, and marketable title of the Subject Property;

   B. Fleet will receive the first Fifty-two thousand ($52,000) of the above $ 150,000, with the remaining balance to be distributed to FKC and San Safe at Closing with the Closing to occur prior to October 1,1997;

   C. The Parties agree to execute such necessary documents in order to convey free, clear, insurable and marketable title of the Subject Property to AWG or its assigns;

   D. The Parties agree to execute this Mutual Release and such documents as necessary to dismiss the prejudice the Maryland and Kansas Litigation;

   E. FKC agrees that counsel for AWG may execute the Stipulation for Distribution of Commissioner's Award (Tract 8).

                                      2.
        FKC and San Safe and each of their successors, parent, subsidiaries, and affiliated corporations , officers, directors, employees, and agents, hereby fully and finally release and discharge Safeway, Fleet and AWG, and each of their officers, directors, agents employees, affiliates, assigns, including AWG's assignee Four B Corp., and related entities from and hereby acknowledge accord and satisfaction of, any and all claims, causes of action, rights of action, demands, suits, damages, liabilities, accrued or accruing in the past, present or future, of whatever nature, known or unknown, in contract, tort, or otherwise, arising under the laws of any State or the laws of the United States, from the beginning of time through the date hereof, relating to any claims which arose, or could have arisen in the Litigation.

                                      3.
             Fleet on behalf of its successors, parent, subsidiaries, and affiliated corporations, officers, directors, employees, and agents, hereby fully and finally release, and discharge FKC, San Safe, Safeway, and AWG's and each of their officers, directors, agents, employees, affiliates, assigns, including AWG'S assignee Four B Corp., and related entities from, and hereby acknowledge accord and satisfaction of , any and all claims, causes of action, rights of action, demands, suits, damages, and liabilities, accrued or accruing in the past, present, or future, of whatever nature, known or unknown, in contract, tort, or otherwise, arising under the laws of any State or the laws of the United States, from the beginning of time through the date hereof, relating to any claims which arose, or could have arisen in the Litigation.

                                      4.
             AWG on behalf of its successors , parent , subsidiaries, and affiliated corporations, officers, directors, employees, and agents, hereby fully and finally release, and discharge, FKC, San Safe, and Fleet, and each of their officers, directors, agents, employees, affiliates and related entities from and hereby acknowledge accord and satisfaction of any and all claims, causes of action, rights of action, demands, suits, damages, and liabilities, accrued or accruing in the past, present or future, of whatever nature, known or unknown, in contract, tort, or otherwise, arising under the laws of any State or the laws of the United States, from the beginning of time through the date hereof, relating to any claims which arose, or could have arisen in the Litigation.



                                   5.
         The Parties represent and warrant that neither they nor any of their agents, attorneys, employees, predecessors, successors, or assigns have transferred or assigned, or purported or agreed to transfer or assign, any claims they believe they could assert against each other.

                                      6.
       The Parties hereby acknowledge, represent, and warrant that they and their duly authorized representatives have authority to enter into this Mutual Release; have read and understood this Mutual Release; that they are entering into this Mutual Release voluntarily and not out of threat or duress; that the Parties have to the full extent that they each deemed necessary, sought and received the advice of their respective counsel.

                                      7.
        Should any provision of this Mutual Release, for any reason, be deemed or held invalid or unenforceable, in whole or in part, that determination shall not affect any other provision of the Mutual Release. In the event of a claim by a third party, this Mutual Release is not to be construed as a waiver of any future defense or rights otherwise available to Parties.

                                      8.
        This Mutual Release shall be binding upon the heirs, administrators, successors, representatives, and assigns of the Parties hereto.

                                      9.
        This Agreement, and all rights and duties in connection herewith, shall be governed by the laws of the State of Kansas.

                                      10.
        This Mutual Release may be signed in counterparts, any of which will be binding upon the Parties to the Mutual Release.


        IN WITNESS WHEREOF, the Parties hereto have caused this Mutual Release to be duly signed and executed this 20TH day of OCTOBER, 1997.






Associated Wholesale Grocers, Inc.

________________________

title________________________

        Subscribed and sworn to before me this 20TH day of October, 1997.


                                                           ________________
                                                           __
                                      Notary Public


My Commission Expires:
____________________


First Ken-Co Properties, Inc.




title

        Subscribed and sworn to before me this 20th day of October, 1997.


                                    ____________________
                                      Notary Public


My Commission Expires:
____________________


Fleet National Bank


_

title

        Subscribed and sworn to before me this 20TH day of October, 1997.


My Commission Expires:
____________________


San Safe Associates



title:

        Subscribed and sworn to before me this 20TH day of October, 1997.

                                      _________________________
                                      Notary Public


My Commission Expires:



Safeway, Inc.




title:

        Subscribed and sworn to before me this 20TH day of OCTOBER, 1997.

                                      __________________________
                                      Notary Public


My Commission Expires:
____________________

page 93

Exhibit 99.6


                      G. Richard Chamberlin, Esq*.
                         14950 South Highway 441
                       Summerfield, Florida 34491
                          352-245-6044 (voice)
                           352-245-8155 (fax)

                                                                 Mail to:
                                                            P.O. Box 3370
                                            Belleview, Florida 34421-3370
*  Florida & Georgia Bars only


December 18 1997

David Albright, Esq.
Albright, Brown and Goetemiller
120 East Baltimore Street
Suite 2150
Baltimore, Maryland 21202
sent by facimile transmission to: (410) 244-0356

        Re: Equtiy Growth Systems, inc.; Form 10-KSB for 1996

Dear Mr Albright

 As you are aware by my previous written correspondences and numerous calls to your office, our office represents Equity Growth Systems, inc., (hereinafter referred to as registrant), for the purposes of filing the above mentioned document with the Securities and Exchange Commission.

 Enclosed and attached to this letter is the proposed language concerning the following: Safeway Stores, Incorporated, Legal proceedings, Potential Litigation, other legal matters, and non judicial matters of concern.

 Please make comments on any of the above and forward your comments to me no latter than Monday December 22, 1997. If you have any additional information or disclosures, please make your appropriate comments. If you know of any omissions please disclose the omissions.

 In addition, please respond to the following,

 On October 21, 1997, The District Court of Kansas entered
 an Order of Dismissal With Prejudice of Associated Wholesale Grocers, Inc., vs San Safe Associates, et. al. Case No.
 972072WC.  The order is  based on a   Joint Stipulation of
 parties involved in the litigation. Have the terms of that Joint stipulation been carried out? Have any terms of the agreement not been carried out? Please send me copies of any appropriate signed documents..

 On October 20, 1997, Associated Wholesale Grocers , Inc., a Missouri Corporation; First Ken-Co Properties, Inc., a Delaware corporation; Fleet National Bank , a national banking association; Safeway Inc., a Delaware corporation, and San Safe Associates, a Maryland limited partnership; entered a mutual release involving the Kansas litigation and Maryland litigation and the First Ken-Co., and Safeway lease dated October 15, 1975. Has all of that litigation been resolved? Please send copies of any signed documents?.

 On October 20, 1997, Ken-Co and San Safe agreed to settle the Kansas City Litigation, Case No. 97-2072-JWL, with Associated Wholesale Grocers,Inc., Fleet National Bank, and Safeway, Inc., but
 reserved claims against each other.     The parties agreed that
 $98,000.00 was to be distributed to First Ken-Co. Properties and San Safe to be held in escrow;

The parties also agreed that First Ken-Co. Properties and San Safe would litigate in the State of Maryland all remaining issues between them, including the rightful disbursement of the 98,000.00 held in escrow.

Has the money been disbursed, if so provide details and any written evidence?

Has litigation been instituted? If so, where and when? Please send a copy of the pleadings?

Please provide us with a due diligence file on the non judicial foreclosure involving property in Memphis, Tennessee?

As you are aware, SOUND SAFE ASSOCIATES. defaulted on the mortgage on the property located in Memphis Tennessee because it was unable to satisfy the pay-off balloon payment that was due on December 31, 1996 in the amount of $174,801.00. The mortgage holder, Lutheran Brotherhood, refused to negotiate with SOUND SAFE ASSOCIATES, or extend the term of the mortgage and refused further amortization payments from the lessor of the underlying lease. Non Judicial Foreclosure was instituted and finalized in August, 7, 1997. Please fax at 352-245-8155 or E-Mail at GRCHAMBERL@aol.com. I use Wordperfect
7.0 or Microsoft Word.

The mortgage holder, Lutheran Brotherhood, refused to negotiate with SOUND SAFE ASSOCIATES, or extend the term of the mortgage and refused further amortization payments from the lessor of the underlying lease. Non Judicial Foreclosure was instituted and finalized in August, 7, 1997. Do you have any reason to believe this foreclosure was not properly or legally conducted?

 First Bank as assignor, granted, conveyed, assigned and transferred to Lutheran Brotherhood, Inc., a Minnesota corporation ("Lutheran
 Brotherhood"), as assignee, all First   Banks rights,  title and
 interest in and to the Original Deed of Trust, under that certain Assignment of Deed of Trust dated May 19, 1976, and filed for record as Instrument Number L2 9160 on May 28, 1976, in the Register's Office of Shelby County, Tennessee ; and Assignment of Leases under that certain Assignment of Assignment of Leases and/or Rents dated May 19, 1976, and filed for record as Instrument Number L2 9161 on May 28, 1976 and in the Register's of Shelby County, Tennessee; and to Tripartite Agreement under that certain Assignment of Tripartite Agreement dated May 19, 1976, and recorded as Instrument Number L2 9162 in the Register's Office of Shelby County, Tennessee. Do you have a copy of any of these records of title in your file? If so please fax same to my office ASAP?

 As a result of these events, the Registrant has lost it's equitable interest in the property, lost it's lease income, lost income equal to the payments of the first mortgage and lost income equal to the difference between payment of the mortgage and the amount of the
 underlying mortgage.   Is there any cause of action you would
 recommend concerning the recovery of this loss on behalf of Equity Growth Systems, inc?

 Is there any litigation concerning Equity Growth Systems, inc., or any subsidiary or related Company?

 Are you aware of any other information not mentioned in the 11 page attachment that might adversely affect the stockholders of Equity Growth Systems, inc.?

 Although I am relatively new in my involvement with Equity Growth Systems, Inc, I have reviewed the Company's files and have noticed your failure to communicate on items extremely important to this
 filing.   I have contacted your office by mail and by phone and have never received a return correspondence or phone call?

 If you do not respond to this letter and provide some verification on these important issues, I will include this correspondence as an amendment to our 10-KSB filing.

 If you have any other disclosure information concerning the filing of this registration please provide me with the information as soon as possible.

 Please be advised that the Registration will be filed no later than Monday, December 22, 1997. If I do not hear from you concerning this information request I will assume the information in the attachment is correct.


You may feel free to contact Edward "Ted" Granville Smith at (941) 505-8633, concerning any question as to my representation.

                           Sincerely,


                  G. Richard Chamberlin , Esq.



cc:   Edward "Ted" Granville Smith Jr

Exhibit 23.3

                      BAUM & COMPANY, P.A.
                  Certified Public Accountants
               1515 University Drive - Suite 209
                  coral Springs, Florida 33071
                         (954) 752-1712



                INDEPENDENT ACCOUNTANTS' CONSENT



To the Securities and Exchange Commission
Washington, D.C.

I consent to the use in this Form 10-K for the year ended December 31, 1996 of our report dated August 18, 1997 accompanying the financial statements of Equity Growth Systems, Inc.





Certified Public Accountant
December 23, 1997

Exhibit 99.7

FIRST KEN-CO PROPERTIES                                     IN THE
P.O. Box 5388                                               CIRCUIT COURT
Lighthouse Point, Fl., 33074                                OF MARYLAND
       Plaintiff                                            FOR BALTIMORE CITY.

V.

J.J. MARTIN
10807 Pleasant Hill Drive
Potomac, Maryland 20854

F.E. MARTIN
10807 Pleasant Hill Drive
Potomac, Maryland 20854

G.A. MARTIN
10807 Pleasant Hill Drive
Potomac, Maryland 20854

LIMITED PARTNERS OF
SAN SAFE LIMITED PARTNERSHIPS
A Maryland Limited Partnership
    Defendents


        COMPLAINT FOR A DECLARATORY JUDGEMENT

First Ken-Co Properties, Inc. by its undersigned attorneys sue the Defendents, Limited Partners of San Safe Limited Partnership, a Maryland Limited Partnership, stating as follows:

1. First Ken-Co. Properties, Inc. ("First Ken-Co") is a Delaware Corporation.

2. Safeway Stores, Inc., now known as Safeway, Inc. ("Safeway") is a corporation duly organized and existing under and by virtue of the laws of the State of Maryland.

3. On or about October 15, 1975, First Ken-Co and Safeway entered into a Lease Agreement (the "Lease") for a property located at 8120 Parallel, Kansas City, Wyandotte County, Kansas.

4. After execution of the Lease, First Ken-Co sold its ownership interest in the property to San Safe, retaining a security interest in the property of the Limited Partners in San Safe Limited Partnership to secure the payment of $668,410.00 in promissory note, as to which in excess of $400,000.00 is still due and owing.

5. The parties hereto have settled the Kansas City litigation, Case No. 97-2072-JWL with Associated Wholesale Grocers, Inc., Fleet National Bank, and Safeway, Inc., but have reserved claims against each other including who is entitled to the $98,000.00 held in escrow.

6. An actual controversy exists as to whether San Safe is entitled to receive any monies from the escrow fund in view of the default in the secured promissory note. An actual controversy also exists between the parties as to whether First Ken-Co is entitled to recieve any further monies by way of accounting and damages from the Limited Partners of San Safe by reasons of their acts and ommissions causing loss to the property and assets of San Safe.

WHEREFORE, First Ken-Co requests that this court enter its judgement declaring the following:

A.   First Ken-Co is entitled to receive the entire escrow fund; and

B. First Ken-Co. is entitled to receive further monies by way of an accounting and damages from San Safe in the amount of excess $300,000.00.

Respectfully Submitted,



________________
David Albright
Albright, Brown, & Goertemiller, LLC
120 East Baltimore Street
Suite 2150
Baltimore, Maryland 2120
(410) 244-0350
Attorneys for Plaintiff

ADDITIONAL INFORMATION

                     Corporate Headquarters:
 3821-B Tamiami Trail, Suite 201, Port Charlotte, Florida, 33952
                 Telephone Number (941) 255-9582
                    Fax Number (941) 625-4491

                             Director
                      Edward Granville-Smith

                        Executive Officers
Edward Granville-Smith, Jr.; Director, Chairman and Chief Executive
Officer
         Rafi Weiss;  Senior Vice President, Acquisitions
    Donald E. Homan;  Vice President & Chief Financial Officer
            Charles J. Scimeca;  Secretary & Treasurer

                  Independent Public Accountant:
                     Joel S. Baum, P.A., CPA
 1515 University Drive, Suite 222;  Coral Springs, Florida 33071
                 Telephone Number (945) 752-1712

                          Legal Counsel:
                  G. Richard Chamberlin, Esquire
          Post Office Box 3370; Belleview, Florida 34421
                 Telephone Number (352) 245-6044


                         Transfer Agent:
                     Liberty Transfer Company
         191 New York Avenue;  Huntington, New York 11743

        Exhibits to the Form 10-KSB will be provided to shareholders of the Registrant upon written request addressed to Edward Granville-Smith, Chairman; Equity Growth Systems, inc., 3821-B Tamiami Trail, Suite 201; Port Charlotte, Florida 33952. Any exhibits furnished are subject to a reasonable photocopying charge.


        The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB and Annual Report to Shareholders nor has it passed upon its accuracy or adequacy.