Form 10-Q
period 1997-03-31
EQUITY GROWTH SYSTEMS INC /DE/
filed 1998-04-03
CIK 50471

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

    (Mark one)

    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1997

                             OR

    (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES ACT OF 1934

    For the transition period from_________ to_____________

                 Commission file number 0-3718


                    Equity Growth Systems, Inc.
     (Exact name of registrant as specified in its charter)

         Delaware                            11-2050317
(State or other jurisdiction of     (IRS Employer Identification
 incorporation or organization)                Number)


3821-B Tamiani Trail, Suite 201; Port Charlotte, Florida 33952
            (Address of principal executive offices)


                         (561-416-7239)
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X

    No ___

As at March 31, 1997, the registrant had outstanding 3,771,148 shares of Common Stock, par value $0.01.



                  Part I- FINANCIAL INFORMATION

      Item 1.  Financial Statements

    Please see enclosed financial statements.




                   EQUITY GROWTH SYSTEMS, inc.


                       FINANCIAL STATEMENT


                          MARCH 31, 1997




                   EQUITY GROWTH SYSTEMS, inc.
                       FINANCIAL STATEMENTS
            THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                        TABLE OF CONTENTS

                                                       Page


FINANCIAL STATEMENTS

  Accountant's Compilation Report                       1

  Balance Sheets                                        2

  Statements of Income and Accumulated Deficit          3

  Statements of Shareholders' Equity                    4

  Statements of Cash Flows                              5

  Notes to Financial Statements                         6-16






To the Shareholders
Equity Growth Systems, Inc.,
Port Charlotte, Florida 33952



I have compiled the accompanying balance sheet of Equity Growth
Systems, Inc. as of March 31, 1997 and 1996 and the related statements of income and retained earnings and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management.
I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Leo J. Paul

September 26, 1997




                   EQUITY GROWTH SYSTEMS, Inc.
                          BALANCE SHEET
                     MARCH 31, 1997 AND 1996

                                            1997         1996
                           A S S E T S
CURRENT ASSETS
 Cash and cash equivalents              $     1,113  $     2,210
 Other receivables                            -            5,671
 Mortgage receivable, current portion
  (Note 6 & 7)                              161,693      203,081
 Promissory notes, current portion
  (Note 8)                                    6,844        8,757
   TOTAL CURRENT ASSETS                     169,650      219,719

OTHER ASSETS
 Mortgages receivable (Note 6 & 7)        1,536,197    1,948,605
 Promissory notes (Note 8)                  271,093      329,724
 Interest receivable                         46,609       44,187
   TOTAL OTHER ASSETS                     1,853,899    2,322,516
   TOTAL ASSETS                          $2,023,549   $2,542,235
                                         ==========   ==========

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and other current
  liabilities (Note 3)                  $    29,900  $    43,173
 Mortgage payable, current portion
  (Note 7)                                  277,606      485,317
 Note payable (Note 9)                      105,500      104,000
   TOTAL CURRENT LIABILITIES                413,006      632,490
LONG-TERM LIABILITIES
 Mortgage payable (Note 7)                1,167,017    1,339,723
   TOTAL LIABILITIES                      1,580,023    1,972,213

SHAREHOLDERS' EQUITY (Note 13)
 Preferred stock-no par value authoriz-
  ed-5,000,000 shares; zero issued and
  outstanding                                 -           -
 Common stock-$.01 par value author-
  ized-20,000,000 shares; issued and
  outstanding-3,771,148 shares in 1997
  and 2,822,072 in 1996                      37,711       28,221
 Capital in excess of par value           2,892,195    2,690,461
 Accumulated deficit                     (2,477,380)  (2,148,660)
   TOTAL SHAREHOLDERS' EQUITY               452,526      570,022
   TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                               $2,023,549   $2,542,235
                                         ==========   ==========
               Read Accountant's Compilation Report

The accompanying notes are an integral part of these financial statements.
                                2

                       EQUITY GROWTH SYSTEMS, inc.
          CONDENSED STATEMENT OF INCOME AND ACCUMULATED DEFICIT
               THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                    1997                 1996



Income                           $   57,991            $   56,476

General and Administrative
 Expenses                            43,044                58,612

Net Income (Loss) Before
 Provisions for Income Taxes         14,947                (2,136)

Provisions for Income Taxes
 Note (10)                            -                     -

Net Income (Loss)                    14,947                (2,136)

Accumulated Deficit-Beginning    (2,492,327)           (2,146,524)

Accumulated Deficit-Ending      $(2,477,380)          $(2,148,660)
                                ===========           ===========

Earnings Per Share                     .004                 (.001)

Weighted Average of Shares        3,771,148             2,411,036
 Outstanding

                  Read Accountant's Compilation Report

The accompanying notes are an integral part of these financial statements.
                                 3
                      EQUITY GROWTH SYSTEMS, inc.
                   STATEMENTS OF SHAREHOLDERS' EQUITY
                             MARCH 31, 1997

                                            Capital in
                         No. of    Common   Excess of   Accumulated
                         Shares    Stock    Par Value     Deficit


Balances
 January 1, 1995      $2,000,000  $20,000  $2,125,537   $(2,201,723)

Reverse Split         (1,800,000) (18,000)     18,000

Common Stock Issued    2,622,072   26,221     737,955

Net (loss) for the
 year ended December
 31, 1995                                                   (41,045)

Balances, December
 31, 1995              2,822,072   28,221   2,881,492    (2,242,768)

Common Stock Issued      949,076    9,490      10,703

Net (loss) for the
 year ended December
 31, 1996                                                  (249,559)

Balances, December
 31, 1996              3,771,148   37,711   2,892,195    (2,492,327)

Net income for the
 three months ended
 March 31, 1997                                              14,947

Balances
 March 31, 1997       $3,771,148  $37,711  $2,892,195   $(2,477,380)
                      ==========  =======  ==========   ===========






                  Read Accountant's Compilation Report

The accompanying notes are an integral part of these financial statements.




                                  4
                       EQUITY GROWTH SYSTEMS, inc.
                         STATEMENT OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996




                                              1997        1996



Cash Flows From Operating Activities:
 Net Profit (Loss)                          $ 14,947    $ (2,136)

Adjustments to Reconcile Net Profit (Loss)
 to Net Cash Used for Operating
  Depreciation                                  -            -
  Decrease in mortgages and notes
   receivable                                 32,435       44,502
  Increase (decrease) in accounts
   payable and current liabilities            (8,535)       2,015
  Increase (decrease) in mortgage
   and notes payable                         (38,696)     (51,384)

  Net Cash Provided (Used) by Operations      15,100       (7,003)

Cash Flows From Financial Activities
 Additional paid in capital                     -           9,213

  Net Cash Provided by Financial
   Activities                                   -           9,213

  Net Increase (Decrease) in Cash                151        2,210

  Cash-Beginning of Year                         962         -

  Cash-End of Period                        $  1,113     $  2,210
                                            ========     ========


Supplemental Cash Flows Information
 Cash paid for interest                     $ 37,595     $ 49,571
                                            ========     ========






                  Read Accountant's Compilation Report

The accompanying notes are an integral part of these financial statements.
                                 5

                   EQUITY GROWTH SYSTEMS, inc.
                  NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 1997


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

           The Company maintains cash and cash equivalent balances at a financial institution which is insured by the Federal Deposit Insurance Corporation up to $100,000. At March
31, 1997, there is no concentration of credit risk from uninsured bank balances.

         Fixed Assets
           The fixed assets are depreciated over their estimated allowable useful lives, primarily over five to seven years utilizing the modified acceleration cost recovery system. Expenditures for major renewals and betterments that extend the useful lives of fixed assets are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

         Income Taxes
           In February 1992, the Financial Accounting Standards Board issued a Statement on Financial Accounting Standards 109 of "Accounting for Income Taxes". Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective bases.

                   EQUITY GROWTH SYSTEMS, inc.
                  NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Earnings/Loss Per Shares
           Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the three months ended March 31, 1997 and 1996 were $3,771,148 and $2,411,036, respectively.


NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

                                           1997 & 1996
           Equipment                         $ 2,022

           Less: Accumulated depreciation     (2,022)
                                             $  -
                                             =======
           Depreciation expense charged during 1997 and 1996 was $-0- and $-0-, respectively.


NOTE 3 - SETTLEMENT WITH CREDITORS

           On October 31, 1996, the Company issued 200,000 charges of it common stock in consideration for the cancellation of $107,393 owed by the Corporation to Diversified Corporate Consulting Group, LLC for professional services rendered since 1994. Additionally, in June and October of 1996 , the Company issued an aggregate of 460,000 shares of the Company's $.01 par value common stock for advisory services performed on its behalf with a value of $4,600.

         On August 15, 1995, the Company issued 200,000 shares of the Company's $.01 par value of common stock for significant services to the Corporation at the request of its President with a value of $2,000.

                   EQUITY GROWTH SYSTEMS, inc.
                  NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 1997


NOTE 3 - SETTLEMENTS WITH CREDITORS (Continued)

           In March of 1995, the Company issued 20,000 shares of the Company's $.01 par value of common stock after the reverse split in payment of legal bills of $45,734 and 6,072 shares of $.01 par value stock in payment of accounting bill of $15,360. The remaining balance of $67,832 was written off as the Company was not able to locate creditors.

NOTE 4 - EMPLOYMENT AGREEMENT

           The Company entered into an employment agreement with Edward Granville-Smith, a chief executive officer for an initial term of five years commencing June 1, 1995. The Company registered with the Securities and Exchange Commission to issue
110,000 shares of common stock to Edward Granville-Smith for compensation for services prior to June 1, 1996. In addition, annual salary is a sum equal to the lesser of 5% of the Company's annual gross income on a calendar basis or 15% of its net pre-tax profit as determined for federal income tax purposes, without taking depreciation or tax credits into account to be paid on or before March 30, following the calendar for which salary is due;
subject to availability of cash flow. Edward Granville-Smith would also be entitled to an annual bonus payable in shares of the Company's common stock, determined by dividing 5% of the Company's pre-tax profits for the subject calendar year by the average bid price for the Company's common stock during the last five trading days prior to the end of the last day of each year and the first days of the new year.

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

           (a) An annual bonus payable in shares of the Company's common stock, determined by dividing 10% of the Company's pre-tax profits for the subject calender year by the average bid price for the Company's common stock at during the last five trading days prior to the end of the last day of each year and

                   EQUITY GROWTH SYSTEMS, inc.
                  NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 1997


NOTE 4 - EMPLOYMENT AGREEMENT (Continued)

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

                   EQUITY GROWTH SYSTEMS, inc.
                  NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 1997



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


NOTE 7 - MORTGAGES
                                           3/31/97    3/31/96
Mortgages consist of the following:




Subordinate "wrap" mortgage receivables:

(a) Nevada/California Property 12.9041 $  749,094  $  835,827
(b) Tennessee Property-Note 14 13.500%      -         300,581
(c) Kansas Property-Note 14    12.320%    320,768     340,344
(d) Oregon Property             9.080%    628,028     674,934
                                        1,697,890   2,151,686
           Less: Current Portion         (161,693)   (203,081)
                                       $1,536,197  $1,948,605
                                       ==========  ==========

Original Mortgages Payable:
(a) Nevada/California Property  9.750% $  729,158  $  823,079
(b) Tennessee Property-Note 14  9.625%      -         231,412
(c) Kansas Property-Note 14     9.750%    124,393     134,256
(d) Oregon Property             9.750%    591,072     636,293
                                        1,444,623   1,825,040
           Less: Current Portion         (277,606)   (485,317)
                                       $1,167,017  $1,339,723
                                       ==========  ==========

                   EQUITY GROWTH SYSTEMS, inc.
                  NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 1997





NOTE 7 - MORTGAGES (Continued)

         (a) The mortgage secures a promissory note and is payable in equal quarterly installments of $42,701.69 with a final payment of $291,096.92, maturing January 1, 2001. There is also an underlying "wrap" mortgage that is payable in equal quarterly installments of $42,826.50, maturing July 1, 2005, with quarterly payments decreasing to $9,314.75 for the last five years.

         (b) The mortgage secured a promissory note and was pay-able in equal quarterly installments of $23,437.01, with a final payment of $198,238.33 maturing Decem-ber 31, 1996. There also was an underlying "wrap" mortgage that was payable in equal quarterly installments of $23,562.25 maturing December, 2006, with quarterly payments decreasing to $7,329 for the last 10 years. At March 31, 1997, the mortgage payable was in default and in 1997, the mortgage holder foreclosed on it. Therefore, the mortgage payable and related wrap mortgage receivable were written off. (See Note 14)

         (c) The mortgage secures a promissory note and was pay-able in equal quarterly installments of $18,508.87 with a final payment of $136,999 maturing Decem-ber 31, 1995. There is also an underlying "wrap" mortgage that is payable in annual installments of $74,482, maturing October 1, 2005, with annual pay-ments decreasing to $22,962 the last 10 years. The mortgage payable is currently in default and the remaining balance has been classified as current. (See Note 14).

         (d) The mortgage secures a promissory note and is payable in equal quarterly installments of $26,409.87 with a final payment of $232,199.50, maturing January 1, 2002. There is also an underlying "wrap" mortgage that is payable in equal annual payments of $106,640 maturing December 31, 2002.




                                11
                   EQUITY GROWTH SYSTEMS, inc.
                  NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 1997



NOTE 8 - NOTES RECEIVABLE
                                                  1997     1996
         Nevada/California Property
          Quarterly payments of $868.55
         4% above prime, currently 12.40%
         original amount $63,000                $142,126  $129,014

         Tennessee
          Quarterly payments of $477.90
         4% above prime, currently 12.40%
         original amount $40,000. At Decem-
         ber 31, 1996, the note was deemed to
         be uncollectible and was written off
         (See Note 14).                             -       86,836

         Kansas
          Quarterly payments of $341.73
         4% above prime, currently 12.40%
         original amount $21,073 (See Note 14)    46,065    41,379

         Oregan
          Quarterly payments of $501.13
         4% above prime, currently 12.40%
         original amount $38,742                  89,746    81,252
                                                 277,937   338,481
          Less Current Portion                    (6,844)   (8,757)
                                                $271,093  $329,724
                                                ========  ========

NOTE 9 - NOTE PAYABLE

         A secured note payable including
         accrued interest, due on demand on
         interest payable quarterly at a rate
         of 10% per annum.  This loan was
         assumed by the Company as part of
         the asset acquisition.  The note has
         a cumulative interest clause on any
         short fall in payment being added to
         the original principal amount of
         $104,000                               $105,500  $   -
                                                ========  ========





                                  12

                    EQUITY GROWTH SYSTEMS, inc.
                   NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 1997

NOTE 10 - INCOME TAXES

          As discussed in Note 1, the Company has applied the provisions of Statement 109.

          The significant components of deferred income tax expense benefit for the years ended March 31, 1997 and 1996 arising from net operating losses as follows:

          Deferred tax benefit             $11,800    $ 6,200
          Valuation allowance               11,800      6,200
                                           $  -       $  -
                                           =======    =======

          The Company has operating loss carry forwards in excess of two million dollars that can be used to offset future taxable income.

NOTE 11 - RELATED PARTY TRANSACTION

          The chief executive officer of the Company is also an officer of the general partner in all the partnerships involved in the wrap around mortgages subject to the underlying mortgages and promissory notes.

NOTE 12 - COMPENSATION

          No officer or director has received any compensation to date, except as discussed in Note 4.

NOTE 13 - STOCKHOLDERS' EQUITY

          On May 18, 1995, the Company adopted a resolution to change the authorized capitalization as follows:

         (a) The 2,000,000 shares of common stock, $0.01 par value then authorized, all of which were currently outstand-ing, were reverse split into 200,000 shares, $0.01 par value; and immediately thereafter;

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

                                   13

                       EQUITY GROWTH SYSTEMS, inc.
                      NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 1997


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

            Presently, there are two ongoing legal proceedings involving the Kansas City property. First, Associated Wholesale Grocers, Inc., -vs- San Safe Associates, et al, in the US District Court for the District of Kansas (the "Kansas Case") and second, Ken-Co Properties, Inc., -vs-Safeway Stores, Inc., in the Circuit Court for Baltimore County, Maryland (the "Maryland Case").

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

                The plaintiff alleged that it exercised its right to reject the tenant's offer to purchase through notice of rejection tendered to the original tenant. The defendant/tenant has answered, alleging that because of subsequent assignments of the lease, notice to prior

                                 14
                     EQUITY GROWTH SYSTEMS, inc.
                    NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 1997


NOTE 14 - LEGAL MATTERS (Continued)

                parties in interest was not adequate and consequentlythat the Company's counsel failed to take the steps required to properly reject such offer as to all potential parties involved.

            (b) The Corporation in whose name record ownership was
                originally registered, as general partner of a limited partnership, initiated suit against the tenant in Baltimore, Maryland for declaratory relief that notice of rejection was adequate. The defendant then initiated action in the United States District Court for the District of Kansas to the same subject matter seeking judgment requiring the plaintiff in the Maryland action to sell the property. That action has been contested. The defendant/tenant in the Maryland
                Case has filed a motion seeking to have the venue of that law suit changed to Kansas City and to consolidate the actions, and the plaintiff in the Maryland has con-tested such motion. Lease payments continue to be made. The plaintiff in the Maryland action is also considering interposing counterclaims in the Kansas action, including claims alleging violations of the lease (unapproved improvements that detrimentally affected the lessor's business).

                In management's opinion, because the Company is not a party, its potential exposure appears to be limited to sharing in the proceeds of a forced sale, if the litigation is determined in favor of the current tenant.

         B. The Company was also in default of the mortgage on the property located in Memphis, Tennessee because it could not satisfy the balloon payment, in the original amount of $193,580, that was due on December 31, 1996.
            ($174,801 at 12/31/96). The mortgage holder (Lutheran Brotherhood) had refused to renegotiate or extend the term of the mortgage and would not accept any further amortization pay-ments from the lessor of the underlying lease, other than the one made in December, 1996, which was based upon the old repayment schedule's terms.

            Through August 1997, the Company had received funds from Sun West N.O.P., the lessor on the underlying lease,


                                 15
                     EQUITY GROWTH SYSTEMS, inc.
                    NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 1997


NOTE 14 - LEGAL MATTERS (Continued)

            which represented the monthly rent payments made on such
            lease ($4,609.38) by the tenant of the Memphis Property. Be-cause the mortgage holder would not accept any amortization payments on their matured loan from Sun West
            N,O.P., the Company was using such proceeds to reduce the
            related wrap mortgage receivable.  In August of 1997, the
            mortgage holder foreclosed on the mortgage payable, which
            resulted in a foreclosure sale of the Memphis, Tennessee
            property   As a result of these events of foreclosure, the Company
            wrote off the balance on the mortgage payable and the
            related wrap mortgage receivable ($251,722) and
            promissory note receivable ($93,686) at December 31, 1996.   (See
            Notes 7 and 8).




                                 16





                    PART II- OTHER INFORMATION

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

During the three months ended March 31, 1997, the registrant reported income of approximately $58,000 as compared to income from all sources of $56,000 during the prior three months ended.
During the three months ended March 31, 1997, the registrant's cost of revenue was approximately $43,000 as compared to $59,000 during the prior three months ended. The decrease was attributable to the decrease in interest expense.

During the three months ended March 31, 1997, the registrant reported net income of approximately $15,000 or $0.004 per share, compared to (2,000) or (0.001) per share prior to the three months ended. The $17,000 in net gain reflects the decrease in the cost of operations.

Liquidity and Capital Resources

As of March 31, 1997, the registrant has a working capital position of approximately ($243,000) as compared to working capital position of ($413,000) for the three months ended March 31, 1996. This reflects the write off of the Tennessee wrap around mortgage, note receivable and underlying mortgage. To date, the cash flow generated from operations have been adequate to meet the registrant's mortgage obligations. A shareholder has been contributing funds to meet various general and administrative expenses required to fullfill all of the registrant's obligations. No officer of the registrant has been receiving or accruing compensation at this time.