Form 10-Q
period 1997-06-30
EQUITY GROWTH SYSTEMS INC /DE/
filed 1998-04-06
CIK 50471

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

    (Mark one)

    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1997

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

    Yes  X

    No ___

As at June 30, 1997, the registrant had outstanding 3,771,148 shares of Common Stock, par value $0.01.



                  Part I- FINANCIAL INFORMATION

      Item 1.  Financial Statements

    Please see enclosed financial statements.




                   EQUITY GROWTH SYSTEMS, Inc.


                       FINANCIAL STATEMENT


                          JUNE 30, 1997






                   EQUITY GROWTH SYSTEMS, inc.
                       FINANCIAL STATEMENTS
              SIX MONTHS ENDED JUNE 30, 1997 AND 1996





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






To the Shareholders
Equity Growth Systems, Inc.,
Port Charlotte, Florida 33952



I have compiled the accompanying balance sheet of Equity Growth
Systems, inc. as of June 30, 1997 and 1996 and the related statements of income and retained earnings and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American
Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management.
I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.






Leo J. Paul

October 27, 1997



                                1

                   EQUITY GROWTH SYSTEMS, inc.
                          BALANCE SHEET
                      JUNE 30, 1997 AND 1996

                                            1997         1996
                           A S S E T S
CURRENT ASSETS
 Cash and cash equivalents              $     1,764  $    12,507
 Other receivables                            -            5,671
 Mortgage receivable, current portion
  (Note 6 & 7)                              145,510      190,964
 Promissory notes, current portion
  (Note 8)                                    5,480        8,757
   TOTAL CURRENT ASSETS                     152,754      217,899

OTHER ASSETS
 Mortgages receivable (Note 6 & 7)        1,196,453    1,907,162
 Promissory notes (Note 8)                  233,106      487,827
 Interest receivable                         47,215       44,793
 Escrow receivable                           98,000        -
   TOTAL OTHER ASSETS                     1,574,774    2,289,994
   TOTAL ASSETS                          $1,727,528   $2,507,893
                                         ==========   ==========

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable and other current
  liabilities (Note 3)                  $    20,132  $    55,299
 Mortgage payable, current portion
  (Note 7)                                  156,948      487,827
 Note payable (Note 9)                      105,500      104,000
   TOTAL CURRENT LIABILITIES                282,580      647,126
LONG-TERM LIABILITIES
 Mortgage payable (Note 7)                1,126,351    1,283,299
   TOTAL LIABILITIES                      1,408,931    1,930,425

SHAREHOLDERS' EQUITY (Note 13)
 Preferred stock-no par value authoriz-
  ed-5,000,000 shares; zero issued and
  outstanding                                 -           -
 Common stock-$.01 par value author-
  ized-20,000,000 shares; issued and
  outstanding-3,771,148 shares in 1997
  and 3,491,338 in 1996                      37,711       34,914
 Capital in excess of par value           2,892,195    2,695,178
 Accumulated deficit                     (2,611,309)  (2,152,624)
   TOTAL SHAREHOLDERS' EQUITY               318,597      577,468
   TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                               $1,727,528   $2,507,893
                                         ==========   ==========
               Read Accountant's Compilation Report
The accompanying notes are an integral part of these financial statements.
                                2

                       EQUITY GROWTH SYSTEMS, inc.
          CONDENSED STATEMENT OF INCOME AND ACCUMULATED DEFICIT






                         Three Months Ended     Six Months Ended
                              June 30,              June 30,
                           1997       1996        1997       1996

Income                  $   55,475 $   56,338 $  113,466 $  112,813

General and Adminis-
 trative Expenses          189,929     60,302    232,448    118,913

Net Income (Loss)
 Before Provisions for
 Income Taxes             (133,929)    (3,964)  (118,983)    (6,100)

Provisions for Income
 Taxes Note (10)             -          -          -          -

Net Income (Loss)         (133,929)    (3,964)  (118,983)    (6,100)

Accumulated Deficit-
 Beginning              (2,477,380)(2,148,660) 2,492,327 (2,146,524)

Accumulated Deficit-
 Ending                 (2,611,309)(2,152,624)(2,611,309)(2,152,624)
                        ========== ========== ========== ==========

Earnings Per Share          (0.036)    (0.002)    (0.032)    (0.003)

Weighted Average of
 Shares Outstanding      3,771,148  2,411,036  3,771,148  2,411,036











                  Read Accountant's Compilation Report


The accompanying notes are an integral part of these financial statements.
                                 3
                      EQUITY GROWTH SYSTEMS, inc.
                   STATEMENTS OF SHAREHOLDERS' EQUITY
                              JUNE 30, 1997




                                            Capital in
                         No. of    Common   Excess of   Accumulated
                         Shares    Stock    Par Value     Deficit


Balances
 January 1, 1995      $2,000,000  $20,000  $2,125,537   $(2,201,723)

Reverse Split         (1,800,000) (18,000)     18,000

Common Stock Issued    2,622,072   26,221     737,955

Net (loss) for the
 year ended December
 31, 1995                                                   (41,045)

Balances, December
 31, 1995              2,822,072   28,221   2,881,492    (2,242,768)

Common Stock Issued      949,076    9,490      10,703

Net (loss) for the
 year ended December
 31, 1996                                                  (249,559)

Balances, December
 31, 1996              3,771,148   37,711   2,892,195    (2,492,327)

Net income for the
 six months ended
 June 30, 1997                                             (118,982)

Balances
 June 30, 1997        $3,771,148  $37,711  $2,892,195   $(2,611,309)
                      ==========  =======  ==========   ===========






                  Read Accountant's Compilation Report

The accompanying notes are an integral part of these financial statements.


                                  4
                       EQUITY GROWTH SYSTEMS, inc.
                         STATEMENT OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996



                                              1997        1996



Cash Flows From Operating Activities:
 Net Profit (Loss)                         $(118,982)   $ (6,100)

Adjustments to Reconcile Net Profit (Loss)
 to Net Cash Used for Operating
  Depreciation                                  -            -
  Decrease in mortgages and notes
   receivable                                329,108       89,141
  Increase (decrease) in accounts
   payable and current liabilities            (9,304)      14,141
  Increase (decrease) in mortgage
   and notes payable                        (200,020)    (105,298)

  Net Cash Provided (Used) by Operations     119,784       (2,016)

Cash Flows From Financial Activities
 Capital stock issued                           -          13,930
 Additional paid in capital                     -           6,693

  Net Cash Provided by Financial
   Activities                                   -          20,623

  Net Increase (Decrease) in Cash                802       12,507

  Cash-Beginning of Year                         962         -

  Cash-End of Period                        $  1,764     $ 12,507
                                            ========     ========


Supplemental Cash Flows Information
 Cash paid for interest                     $ 69,776     $ 96,135
                                            ========     ========





                  Read Accountant's Compilation Report


The accompanying notes are an integral part of these financial statements.
                                 5

                   EQUITY GROWTH SYSTEMS, inc.
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1997


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

           The Company maintains cash and cash equivalent balances at a financial institution which is insured by the Federal Deposit Insurance Corporation up to $100,000. At June
30, 1997, there is no concentration of credit risk from uninsured bank balances.

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

                   EQUITY GROWTH SYSTEMS, inc.
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1997


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

         Earnings/Loss Per Shares
           Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the six months ended June 30, 1997 and 1996 were $3,771,148 and $2,411,036, respectively.


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

                   EQUITY GROWTH SYSTEMS, inc.
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1997


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

                   EQUITY GROWTH SYSTEMS, inc.
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1997


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

                   EQUITY GROWTH SYSTEMS, inc.
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1997



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


NOTE 7 - MORTGAGES                             June 30,    June
30,
                                                1997        1996
       Mortgages consist of the following:

       Subordinate "wrap" mortgage receivables:

       (a) Nevada/California Property 12.9041 $  726,469  $  814,459
       (b) Tennessee Property-Note 14 13.500%      -         284,721
       (c) Kansas Property-Note 14    12.320%      -         335,469
       (d) Oregon Property             9.080%    615,494     663,477
                                               1,341,963   2,098,126
           Less: Current Portion                 145,510     190,964
                                              $1,196,453  $1,907,162
                                              ==========  ==========

       Original Mortgages Payable:
       (a) Nevada/California Property  9.750% $  704,230  $  800,440
       (b) Tennessee Property-Note 14  9.625%      -         213,505
       (c) Kansas Property-Note 14     9.750%      -         131,788
       (d) Oregon Property             9.750%    579,069     625,393
                                               1,283,299   1,771,126
           Less: Current Portion                 156,948     487,827
                                              $1,126,351  $1,283,299
                                              ==========  ==========

                   EQUITY GROWTH SYSTEMS, inc.
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1997





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

         (b) The mortgage secured a promissory note and was pay-able in equal quarterly installments of $23,437.01, with a final payment of $198,238.33 maturing Decem-ber 31, 1996. There also was an underlying "wrap" mortgage that was payable in equal quarterly install-ments of $23,562.25 maturing December, 2006, with quarterly payments decreasing to $7,329 for the last 10 years. At March 31, 1997, the mortgage payable was in default and in 1997, the mortgage holder foreclosed on it. Therefore, the mortgage payable and related wrap mortgage receivable were written off. (See Note 14)

         (c) The mortgage secures a promissory note and was pay-able in equal quarterly installments of $18,508.87 with a final payment of $136,999 maturing Decem-ber 31, 1995. There is also an underlying "wrap" mortgage that is payable in annual installments of $74,482, maturing October 1, 2005, with annual pay-ments decreasing to $22,962 the last 10 years. The mortgage payable is currently in default and the re-maining balance has been classified as current.(See
              Note 14).

         (d) The mortgage secures a promissory note and is payable in equal quarterly installments of $26,409.87 with a final payment of $232,199.50, maturing January 1, 2002. There is also an underlying "wrap" mortgage that is payable in equal annual payments of $106,640 maturing December 31, 2002.




                                11
                   EQUITY GROWTH SYSTEMS, inc.
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1997


NOTE 8 - NOTES RECEIVABLE
                                                  1997     1996
         Nevada/California Property
          Quarterly payments of $868.55
         4% above prime, currently 12.40%
         original amount $63,000                $145,528  $132,144

         Tennessee
          Quarterly payments of $477.90
         4% above prime, currently 12.40%
         original amount $40,000. At Decem-
         ber 31, 1996, the note was deemed to
         be uncollectible and was written off
         (See Note 14).                             -       89,050

         Kansas
          Quarterly payments of $341.73
         4% above prime, currently 12.40%
         original amount $21,073. At
         June 30, 1997, the note was
         deemed to be uncollectable and
         was written off (See Note 14)             -        42,332

         Oregan
          Quarterly payments of $501.13
         4% above prime, currently 12.40%
         original amount $38,742                  93,058    83,270
                                                 238,586   346,796
          Less Current Portion                     5,480     8,757
                                                $233,106  $338,039
                                                ========  ========
NOTE 9 - NOTE PAYABLE

         A secured note payable including
         accrued interest, due on demand on
         interest payable quarterly at a rate
         of 10% per annum.  This loan was
         assumed by the Company as part of
         the asset acquisition.  The note has
         a cumulative interest clause on any
         short fall in payment being added to
         the original principal amount of
         $104,000                               $105,500  $104,000
                                                ========  ========




                                  12

                    EQUITY GROWTH SYSTEMS, inc.
                   NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 1997

NOTE 10 - INCOME TAXES

          As discussed in Note 1, the Company has applied the provisions of Statement 109.

          The significant components of deferred income tax expense benefit for the years ended June 30, 1997 and 1996 arising from net operating losses as follows:

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

                                   13

                       EQUITY GROWTH SYSTEMS, inc.
                      NOTES TO FINANCIAL STATEMENTS
                              JUNE 30, 1997


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

            (a) The current tenant (by assignment from the original
                tenant) for the Company's Kansas City property (located at 8120 Parallel, in the City of Kansas
                City, Wyandotte County, Kansas), claims to have had a conditional right to purchase such property (based on the rights of the original tenant) and allegedly submitted an irrevocable offer to purchase. The plaintiff (a predecessor in interest to the rights of the Company) alleged that the assignment of lease rights to the current tenant had not been adequately effected and that it was, pursuant to the terms of the lease, entitled to continue dealing with the orig-inal tenant for, among other purposes, provision of required notices.

                The plaintiff alleged that it exercised its right to reject the tenant's offer to purchase through notice of rejection tendered to the original tenant. The defendant/tenant has answered, alleging that because of subsequent assignments of the lease, notice to prior

                                 14
                     EQUITY GROWTH SYSTEMS, inc.
                    NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1997


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

            (c) Prior to October 16, 1997, the tenants purchased
                the subject property for $150,000. With the under-lying mortgage receiving $52,000 of the above $150,000 with the remaining $98,000 will be de-posited with the Circuit Court for Baltimore City, Maryland pending the outcome of litigation in the State of Maryland between First Ken-Co and San Safe.

                The Company wrote off the balance on the mortgage payable and related wrap receivable $320,768 and promissory note receivable $46,065 at June 30, 1977 and recorded an escrow receivable of $98,000 (see Notes 7 and 8).

         B. The Company was also in default of the mortgage on the
            property located in Memphis, Tennessee because it could
            not satisfy the balloon payment, in the original amount
            of $193,580, that was due on December 31, 1996.
            ($174,801 at 12/31/96). The mortgage holder (Lutheran Brotherhood) had refused to renegotiate or extend the term of the mort-
                                 15
                     EQUITY GROWTH SYSTEMS, inc.
                    NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1997


NOTE 14 - LEGAL MATTERS (Continued)

            gage and would not accept any further amortization pay-ments from the lessor of the underlying lease, other than the one made in December, 1996, which was based upon the old repayment schedule's terms.

            Through August 1997, the Company had received funds
            from Sun West N.O.P., the lessor on the underlying lease,
            which represented the monthly rent payments made on such lease ($4,609.38) by the tenant of the Memphis Property. Be-
            cause the mortgage holder would not accept any amortiza-
            tion payments on their matured loan from Sun West N.O.P.,
            the Company was using such proceeds to reduce the related
            wrap mortgage receivable.  In August of 1997, the
            mortgage holder foreclosed on the mortgage payable, which resulted in a foreclosure sale of the Memphis, Tennessee property.
            As a result of these events of foreclosure, the Company
            wrote off the balance on the mortgage payable and the re-
            lated wrap mortgage receivable ($251,722) and promissory
            note receivable ($93,686) at December 31, 1996.   (See
            Notes 7 and 8).





                                 16



                    PART II- OTHER INFORMATION




Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

During the six months ended June 30, 1997, the registrant reported income of approximately $113,500 as compared to income from all sources of $112,800 during the six months ended June 30, 1996.

During the six months ended June 30,1997, the registrant's cost of revenue was approximately $232,400 as compared to $118,900 during the prior six month period. The increase was attributable to the write off of the Tennessee and Kansas wrap around mortgages, notes receivable and the underlying mortgages payable.

During the six months ended June 30, 1997, the registrant reported net income of approximately ($119,000) or ($0.03) per share, compared to (6,100) or (0.003) per share prior to the six months ended. The $119,000 in net loss reflects the increase in the cost of operations.

Liquidity and Capital Resources

As of June 30, 1997, the registrant has a working capital position of approximately ($130,000) as compared to working capital position of ($429,000) for the six months ended June 30, 1996. This reflects the write off of the Tennessee and Kansas wrap around mortgages, note receivable and underlying mortgage. To date, the cash flow generated from operations have been adequate to meet the registrant's mortgage obligations. A shareholder has been contributing funds to meet various general and administrative expenses required to fulfill all of the registrant's obligations. No officer of the registrant has been receiving or accruing compensation at this time.