Form 10-Q
period 1997-09-30
EQUITY GROWTH SYSTEMS INC /DE/
filed 1998-04-06
CIK 50471

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

    (Mark one)

    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1997

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

    Yes  X

    No ___

As at September 30, 1997, the registrant had outstanding 3,771,148 shares of Common Stock, par value $0.01.



                  Part I- FINANCIAL INFORMATION

      Item 1.  Financial Statements

    Please see enclosed financial statements.



                   EQUITY GROWTH SYSTEMS, inc.


                       FINANCIAL STATEMENT


                        SEPTEMBER 30, 1997






                   EQUITY GROWTH SYSTEMS, inc.
                       FINANCIAL STATEMENTS
           NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


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







To the Shareholders
Equity Growth Systems, inc.,
Port Charlotte, Florida 33952



I have compiled the accompanying balance sheet of Equity Growth
Systems, inc. as of September 30, 1997 and 1996 and the related statements of income and retained earnings and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.






Leo J. Paul

November 7, 1997






                                1
                   EQUITY GROWTH SYSTEMS, inc.
                          BALANCE SHEET
                   SEPTEMBER 30, 1997 AND 1996

                                        1997         1996
                           A S S E T S
CURRENT ASSETS
 Cash and cash equivalents              $     2,597  $     5,459
 Other receivables                            -            5,671
 Mortgage receivable, current portion
  (Note 6 & 7)                              147,945      178,345
 Promissory notes, current portion
  (Note 8)                                    5,480        8,757
TOTAL CURRENT ASSETS                        156,022      198,232

OTHER ASSETS
 Mortgages receivable (Note 6 & 7)        1,158,857    1,865,811
 Promissory notes (Note 8)                  239,132      346,964
 Interest receivable                         47,820       45,398
 Escrow receivable                           98,000        -
   TOTAL OTHER ASSETS                     1,543,809    2,258,173
TOTAL ASSETS                             $1,699,831   $2,456,405
                                         ==========   ==========

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable and other current
  liabilities (Note 3)                  $    24,058  $    54,505
 Mortgage payable, current portion
(Note 7)                                    160,773      350,297
 Note payable (Note 9)                      105,500      104,000
   TOTAL CURRENT LIABILITIES                290,331      508,802
LONG-TERM LIABILITIES
 Mortgage payable (Note 7)                1,084,695    1,364,379
TOTAL LIABILITIES                         1,375,026    1,873,181

SHAREHOLDERS' EQUITY (Note 13)
 Preferred stock-no par value authoriz-
  ed-5,000,000 shares; zero issued and
  outstanding                                 -           -
 Common stock-$.01 par value author-
  ized-20,000,000 shares; issued and
  outstanding-3,771,148 shares in 1997
  and 3,491,338 in 1996                      37,711       34,914
 Capital in excess of par value           2,892,195    2,695,178
 Accumulated deficit                     (2,605,101)  (2,146,868)
   TOTAL SHAREHOLDERS' EQUITY               324,805      583,224
   TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                               $1,699,831   $2,456,405
                                         ==========   ==========
               Read Accountant's Compilation Report
The accompanying notes are an integral part of these financial statements.
                                2

                       EQUITY GROWTH SYSTEMS, inc.
          CONDENSED STATEMENT OF INCOME AND ACCUMULATED DEFICIT






                         Three Months Ended    Nine Months Ended
                           September 30,         September 30,
                           1997       1996        1997       1996

Income                  $   54,785 $   57,774 $  168,251 $  170,588

General and Adminis-
 trative Expenses           48,577     52,018    281,025    170,932

Net Income (Loss)
 Before Provisions for
 Income Taxes                6,208      5,756   (112,774)      (344)

Provisions for Income
 Taxes Note (10)             -          -          -          -

Net Income (Loss)            6,208      5,756   (112,774)      (344)

Accumulated Deficit-
 Beginning              (2,611,309)(2,152,624)(2,492,327)(2,146,524)

Accumulated Deficit-
 Ending                 (2,605,101)(2,146,868)(2,605,101)(2,146,868)
                        ========== ========== ========== ==========

Earnings Per Share            .002       .002      (.030)     (.000)

Weighted Average of
 Shares Outstanding      3,771,148  2,411,036  3,771,148  2,411,036





                  Read Accountant's Compilation Report


The accompanying notes are an integral part of these financial statements.
                                 3
                      EQUITY GROWTH SYSTEMS, inc.
                   STATEMENTS OF SHAREHOLDERS' EQUITY
                           SEPTEMBER 30, 1997




                                            Capital in
                         No. of    Common   Excess of   Accumulated
                         Shares    Stock    Par Value     Deficit


Balances
 January 1, 1995      $2,000,000  $20,000  $2,125,537   $(2,201,723)

Reverse Split         (1,800,000) (18,000)     18,000

Common Stock Issued    2,622,072   26,221     737,955

Net (loss) for the
 year ended December
 31, 1995                                                   (41,045)

Balances, December
 31, 1995              2,822,072   28,221   2,881,492    (2,242,768)

Common Stock Issued      949,076    9,490      10,703

Net (loss) for the
 year ended December
 31, 1996                                                  (249,559)

Balances, December
 31, 1996              3,771,148   37,711   2,892,195    (2,492,327)

Net (loss) for the
 nine months ended
 September 30, 1997                                        (112,774)

Balances
 September 30, 1997   $3,771,148  $37,711  $2,892,195   $(2,605,101)
                      ==========  =======  ==========   ===========






                  Read Accountant's Compilation Report

The accompanying notes are an integral part of these financial statements.



                                  4
                       EQUITY GROWTH SYSTEMS, inc.
                         STATEMENT OF CASH FLOWS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996



                                              1997        1996



Cash Flows From Operating Activities:
 Net Profit (Loss)                         $(112,774)   $   (344)

Adjustments to Reconcile Net Profit (Loss)
 to Net Cash Used for Operating
  Depreciation                                  -            -
  Decrease in mortgages and notes
   receivable                                357,638      133,581
  Increase (decrease) in accounts
   payable and current liabilities            (5,378)     (19,499)
`  Increase (decrease) in mortgage
   and notes payable                        (237,851)    (128,902)

  Net Cash Provided (Used) by Operations       1,635      (15,164)

Cash Flows From Financial Activities
 Capital stock issued                           -           6,693
 Additional paid in capital                     -          13,930

  Net Cash Provided by Financial
   Activities                                   -          20,623

  Net Increase (Decrease) in Cash              1,635        5,459

  Cash-Beginning of Year                         962         -

  Cash-End of Period                        $  2,597     $  5,459
                                            ========     ========


Supplemental Cash Flows Information
 Cash paid for interest                     $101,156     $141,398
                                            ========     ========





                  Read Accountant's Compilation Report


The accompanying notes are an integral part of these financial statements.
                                 5

                   EQUITY GROWTH SYSTEMS, inc.
                  NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997


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

           The Company maintains cash and cash equivalent balances at a financial institution which is insured by the Federal Deposit
Insurance Corporation up to $100,000. At September 30, 1997, there is no concentration of credit risk from uninsured bank balances.

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


                   EQUITY GROWTH SYSTEMS, inc.
                  NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997


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

         Earnings/Loss Per Shares
           Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the nine months ended September 30, 1997 and 1996 were $3,771,148 and $2,411,036, respectively.


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


                   EQUITY GROWTH SYSTEMS, inc.
                  NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997


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

           (a) An annual bonus payable in shares of the Company's common stock, determined by dividing 10% of the Company's pre-tax profits for the subject calendar year by the average bid price for the Company's common stock at during the last five trading days prior to the end of the last day of each year and
                                8

                   EQUITY GROWTH SYSTEMS, inc.
                  NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997


NOTE 4 - EMPLOYMENT AGREEMENT (Continued)

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


                   EQUITY GROWTH SYSTEMS, inc.
                  NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997



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

NOTE 7 - MORTGAGES                            September   September
                                                 30,         30,
                                                1997        1996
          Mortgages consist of the following:


       Subordinate "wrap" mortgage receivables:

       (a) Nevada/California Property 12.9041 $  703,842  $  793,089
       (b) Tennessee Property-Note 14 13.500%      -         268,455
       (c) Kansas Property-Note 14    12.320%      -         330,593
       (d) Oregon Property             9.080%    602,960     652,019
                                               1,306,802   2,044,156
           Less: Current Portion                 147,945     178,345
                                              $1,158,857  $1,865,811
                                              ==========  ==========

       Original Mortgages Payable:
       (a) Nevada/California Property  9.750% $  678,694  $  777,250
       (b) Tennessee Property-Note 14  9.625%      -         193,580
       (c) Kansas Property-Note 14     9.750%      -         129,619
       (d) Oregon Property             9.750%    566,774     614,227
                                               1,245,468   1,714,676
           Less: Current Portion                 160,773     350,297
                                              $1,084,695  $1,364,379
                                              ==========  ==========



                   EQUITY GROWTH SYSTEMS, inc.
                  NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997





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

         (c) The mortgage secures a promissory note and was pay-able in equal quarterly installments of $18,508.87 with a final payment of $136,999 maturing Decem-ber 31, 1995. There is also an underlying "wrap" mortgage that is payable in annual installments of $74,482, maturing October 1, 2005, with annual pay-ments decreasing to $22,962 the last 10 years. The mortgage payable is currently in default and the re-maining balance has been classified as current. (See
              Note 14).

         (d) The mortgage secures a promissory note and is payable in equal quarterly installments of $26,409.87 with a final payment of $232,199.50, maturing January 1, 2002. There is also an underlying "wrap" mortgage that is payable in equal annual payments of $106,640 maturing December 31, 2002.




                                11
                   EQUITY GROWTH SYSTEMS, inc.
                  NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997


NOTE 8 - NOTES RECEIVABLE
                                                  1997     1996
         Nevada/California Property
          Quarterly payments of $868.55
         4% above prime, currently 12.40%
         original amount $63,000                $149,170  $135,371

         Tennessee
          Quarterly payments of $477.90
         4% above prime, currently 12.40%
         original amount $40,000. At Decem-
         ber 31, 1996, the note was deemed to
         be uncollectible and was written off
         (See Note 14).                             -       91,333

         Kansas
          Quarterly payments of $341.73
         4% above prime, currently 12.40%
         original amount $21,073. At
         June 30, 1997, the note was
         deemed to be uncollectable and
         was written off (See Note 14)             -        43,667

         Oregan
          Quarterly payments of $501.13
         4% above prime, currently 12.40%
         original amount $38,742                  95,442    85,350
                                                 244,612   355,721
          Less Current Portion                     5,480     8,757
                                                $239,132  $346,694
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
                                                ========  ========




                    EQUITY GROWTH SYSTEMS, inc.
                   NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1997

NOTE 10 - INCOME TAXES

          As discussed in Note 1, the Company has applied the provisions of Statement 109.

          The significant components of deferred income tax expense benefit for the ninr months ended September 30, 1997 and 1996 arising from net operating losses as follows:

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

                       EQUITY GROWTH SYSTEMS, inc.
                      NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997


NOTE 14 - LEGAL MATTERS

          The Company is currently not a party to any legal proceedings. Although the Company is not a party to the following proceedings directly, they involve real estate located in Kansas and Tennessee in which the Company has an interest.

         A. The Company is currently in default of the mortgage on the property located in Kansas City because it did not have the funds to satisfy the balloon payment, in the amount of $136,999, that was due on December 31, 1995. However, the mortgage holder has continued to accept quarterly amortization payments equal to the quarterly proceeds from the related wrap mortgage receivable.
            Even though the aforementioned mortgage payments are currently being accepted without protest, the mortgage holder still retains the right to demand full and immed-iate payment of the total principal due.

            Presently, there are two ongoing legal proceedings involv-ing the Kansas City property. First, Associated Wholesale Grocers, Inc., -vs- San Safe Associates, et al, in the
            US District Court for the District of Kansas (the "Kansas Case") and second, Ken-Co Properties, Inc., -vs- Safeway Stores, Inc., in the Circuit Court for Baltimore County, Maryland (the "Maryland Case").

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

                The plaintiff alleged that it exercised its right to reject the tenant's offer to purchase through notice of rejection tendered to the original tenant. The de-fendant/tenant has answered, alleging that because of subsequent assignments of the lease, notice to prior

                                 14
                     EQUITY GROWTH SYSTEMS, inc.
                    NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1997


NOTE 14 - LEGAL MATTERS (Continued)

                parties in interest was not adequate and consequently, that the Company's counsel failed to take the steps required to properly reject such offer as to all potential parties involved.

            (b) The Corporation in whose name record ownership was
                originally registered, as general partner of a limited partnership, initiated suit against the tenant in Baltimore, Maryland for declaratory relief that notice of rejection was adequate. The defendant then initia-ted action in the United States District Court for the District of Kansas to the same subject matter seeking judgment requiring the plaintiff in the Maryland action to sell the property. That action has been contested. The defendant/tenant in the Maryland Case has filed a motion seeking to have the venue of that law suit changed to Kansas City and to consolidate the actions, and the plaintiff in the Maryland has con-tested such motion. Lease payments continue to be made. The plaintiff in the Maryland action is also considering interposing counterclaims in the Kansas action, including claims alleging violations of the lease (unapproved improvements that detrimentally affected the lessor's business).

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

                                 15
                     EQUITY GROWTH SYSTEMS, inc.
                    NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1997


NOTE 14 - LEGAL MATTERS (Continued)

            gage and would not accept any further amortization pay-ments from the lessor of the underlying lease, other than the one made in December, 1996, which was based upon the old repayment schedule's terms.

            Through August 1997, the Company had received funds from Sun West N.O.P., the lessor on the underlying lease, which represented the monthly rent payments made on such lease ($4,609.38) by the tenant of the Memphis Property. Be-cause the mortgage holder would not accept any amortiza-tion payments on their matured loan from Sun West N.O.P., the Company was using such proceeds to reduce the related wrap mortgage receivable. In August of 1997, the mortgage holder foreclosed on the mortgage payable, which resulted in a foreclosure sale of the Memphis, Tennessee property. As a result of these events of foreclosure, the Company wrote off the balance on the mortgage payable and the re-lated wrap mortgage receivable ($251,722) and promissory
            note receivable ($93,686) at December 31, 1996.   (See
            Notes 7 and 8).



                                 16





                    PART II- OTHER INFORMATION




Management's Discussion and Analysis of Financial Condition and Results of Operations


Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

During the nine months ended September 30, 1997, the registrant reported income of approximately $168,000 as compared to income from all sources of $170,000 during the nine months ended.

During the nine months ended September 30, 1997, the registrant's cost of revenue was approximately $281,000 as compared to $171,000 during the prior nine months ended. The increase was attributable to the write off of the Tennessee and Kansas wrap around mortgages, notes receivable and the underlying mortgages payable.

During the nine months ended September 30, 1997, the registrant reported net income of approximately ($113,000) or ($0.03) per share, compared to (1,000) or (0.000) per share prior to the nine months ended. The $112,000 in net loss reflects the increase in the cost of operations.

Liquidity and Capital Resources

As of September 30, 1997, the registrant has a working capital position of approximately ($134,000) as compared to working capital position of ($310,000) for the nine months ended September 30, 1996. This reflects the write off of the Tennessee and Kansas wrap around mortgages, note receivable and underlying mortgage. To date, the cash flow generated from operations have been adequate to meet the registrant's mortgage obligations. A shareholder has been contributing funds to meet various general and administrative expenses required to fullfill all of the registrant's obligations. No officer of the registrant has been receiving or accruing compensation at this time.