Form 10KSB
period 1997-12-31
EQUITY GROWTH SYSTEMS INC /DE/
filed 1998-07-01
CIK 50471

United States Securities and Exchange Commission
                                 Washington D.C.

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                   For the fiscal year ended December 31, 1997
                          Commission File Number O-3718

                           Equity Growth Systems, inc.
               (Name of Small Business Registrant in its charter)

                                    Delaware
                  (State or other jurisdiction of incorporation
                                or organization)

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

State Registrant's revenues for its most recent fiscal year:  $214,001

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $ 0 based on the absence of any bid price therefore during 1997.

State the number of shares outstanding of each of the Registrant's classes of equity, as of the latest practicable date: 4,116,148 shares of common stock, as of June 22, 1998.

This registration statement on Form 10-KSB, is comprised of 135 sequentially numbered pages, with the required exhibit index located at sequentially numbered page 68.


                         Table of Contents
Item         Page
Number       Number      Item Caption

Item 1.       3          Description of Business

Item 2.      10          Description of Properties

Item 3.      24          Legal Proceedings.

Item 4.      30          Submission of Matters to Vote of Security Holders

Item 5.      30          Market for Common Equity and Related Stockholder
                         Matters.

Item 6.      31          Management's Discussion and Analysis of Financial
                         Condition and Results of Operations or Plan of Operation

Item 7.      31          Financial Statements

Item 8.      31          Changes in and Disagreements with Accountants

Item 9.      34          Directors, Executive Officers, Promoters
                         and control Persons;  Compliance with
                         Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 10.     37          Executive Compensation

Item 11.     43          Security Ownership of Certain Beneficial Owners
                         and Management

Item 12.     46          Certain Relationships and Related Transactions

Item 13.     53          Exhibits, Financial Statements & Reports on
                         Form 8-K (index)

             58          Signatures

             77-101      Exhibits and Additional Information



This document incorporates into a single document the requirements of the Securities and Exchange Commission for the Annual Report to
                Stockholders and the Form 10-KSB.

PART I

Item 1. Business

(a)     Historical Data

        Equity Growth Systems, inc. ("the Registrant"), was incorporated in Delaware on December 8, 1964, as Infotec, Inc. Its current address is 3821-B Tamiami Trail, Suite 201; Port Charlotte, Florida 33952 and its current telephone number is (941) 255-9582.

        On April 7, 1993, the Registrant and KSG Technologies, Inc., a Maryland corporation ("KSG") Then operating as Mercantile Realty Investors, Inc., "MRI")entered into a Plan and Agreement of Merger ("the Merger Agreement", pursuant to authorization by their respective Boards of Directors, providing for the merger of the Registrant into MRI ("the Merger"). The Merger was subsequently approved by the shareholders of MRI and MRI and the Registrant filed a registration statement with respect thereto (on FormS-4) with the Securities and Exchange Commission. Although the registration statement was declared effective, the Merger was canceled because the parties were unwilling to spend the funds required to prepare and file the applications with state securities regulatory authorities that would have been required. KSG has issued 200,000 shares of its common stock to the Registrant, as trustee for its stockholders of record as of March 23, 1995, as compensation for cancellation of the merger agreement. Such shares will be distributed to the beneficial owners at such time as management is assured that such shares can be distributed pursuant to exemptions from registration requirements under federal or state securities laws, as restricted securities subject to the holding period requirements of Securities and Exchange Commission Rule 144. The Registrant and KSG intend to seek a no action position from the staff of the Securities and Exchange Commission with reference to federal registration requirements, and to seek similar relief from state securities regulatory authorities in states where specific exemptions are not found, at such time as KSG becomes current in its reporting obligations under the Securities Exchange Act of 1934, as amended. If KSG and the Registrant obtain a satisfactory no action letter from the Securities and Exchange Commission but cannot obtain comparable relief from regulators in all states in which the Registrant has stockholders, then the 200,000 shares would be distributed pro rata, solely to stockholders residing in states where such distribution would be either exempt from registration requirements or distribution is permitted pursuant to a no-action agreement with state regulators. A copy of the agreement between the Registrant and KSG (then operating as Equity Growth Systems, Inc.; "EGSI") was filed as an exhibit to the Registrant's report on Form 10-KSB for the year ended December 31, 1994.

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


During 1995, the Registrant issued 1,616,000 shares of its common stock, $0.01 par value, in exchange for all of the assets owned by Equity

Growth Systems, inc., a dissolved Maryland corporation (not to be confused with the Registrant), all of the assets owned First Ken-Co Properties, Inc., a dissolved Delaware corporation, and for all of the rights of certain partnerships in which Milpitas Investors, Inc. (a Delaware corporation) served as sole general partner), including lease income from five parcels of real estate, four promissory notes secured by mortgages on such real estate (in each case subject to mortgages to third parties), and four demand notes with an aggregate original principal balance of approximately $163,415.00 The demand notes are subject to an arrangement with Mr. Jerry C. Spellman (which the Registrant has agreed to honor) whereby payments thereon are used to repay a $104,000 loan by Mr. Spellman to a former holder thereof. One parcel and one note, (the Memphis Property), have been written off by the accountants due to non judicial foreclosure. (See litigation and Financial statements)and a second parcel and second note, (Kansas Property) is involved in litigation. (See page 6, Litigation and financial statements).

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

2.      The Notes Receivable:

        As of December 31, 1997, the following was true:

        The notes receivable were obligations of Pay West Associates, Safe-Ten Associates, San-Safe Associates and Paynor Associates, partnerships in which Milpitas has a less than 2% general partnership interest (the "Second Stage Milpitas Partnerships"). They owned the real estate which they acquired from Paymont Associates and Pay Nev Associates; Sound Safe Associates; First Ken-Co Properties, Inc.; and, Montco Associates (all either partnerships in which Milpitas served as general partner, or in the case of First Ken-Co Properties, Inc., affiliates of Milpitas, collectively referred to as the First Stage Milpitas Affiliates").

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


         SOUND SAFE ASSOCIATES, a Limited Partnership formed under the laws of Maryland, and a wholly owned subsidiary of registrant, defaulted on the mortgage on the property located in Memphis Tennessee because it was unable to satisfy the pay-off balloon payment that was due on December 31, 1996 in the amount of $174,801.00. The mortgage holder refused to negotiate with SOUND SAFE ASSOCIATES or extend the term of the mortgage and refused further amortization payments from the lessor of the underlying lease. Non Judicial Foreclosure was instituted and finalized in August, 7, 1997. Copies of the notice of foreclosure and advertisement of foreclosure are exhibits filed with form 10K-SB for 1997

However, as a result of foreclosure, the Registrant has written off the balance of the related wrap around mortgage receivable ($251,722) and promissory note receivable of ($93,686). See section on Description of Real Estate and Operating Data, 1. Lease Rights Currently Owned: b) Safeway Stores, Incorporated.

         On October 21, 1997, The District Court of Kansas entered an Order of Dismissal With Prejudice of Associated Wholesale Grocers, Inc., vs San Safe Associates, et. al. Case No. 972072WC. The order is based on a
Joint Stipulation of parties involved in the litigation.   A copy of the
Order of Dismissal is filed as an Exhibit to Form 10-KSB for 1996.

        On October 20, 1997, In a mutual release, Associated Wholesale Grocers agreed to pay the sum of One Hundred Fifty Thousand Dollars ($150,000) to Fleet National Bank in exchange for the transfer of free, clear, insurable, and marketable title of the Subject Property to Four B Corporation, a Kansas corporation; Fleet National Bank receives Fifty-two Thousand ($52,000) of the above $150,000, with the remaining balance of $98,000.00 to be distributed to First Ken-Co Properties and San Safe. First Ken- Co Properties and San Safe the agreed to hold the $98,000.00 in escrow and First Ken-Co. Properties and San Safe would litigate in the State of Maryland all remaining issues between them, including the rightful disbursement of the $98,000.00 held in escrow.In that same matter, First Ken-Co. Properties seeks from the limited partners of San Safe an accounting and damages in the amount in excess of $300,000.00. Registrant holds the position that the ultimate rightful disbursement of a substantial portion of these funds is to registrant for the purposes of reduction of wrap around mortgage indebtedness and promissory note receivables. A lawsuit was filed January 7, 1998, a copy of which is attached as an Exhibit to 10-KSB for 1996,case No. 90-007033 in the Circuit Court of Maryland for Baltimore City. The attorney for Ken Co is Attorney David Albright. Mr. Albright is unwilling to communicate the status of this litigation with either a company principal or the Counsel preparing this filing. See letter dated April 22, 1998, and the letter dated May 28, 1998, attached as an exhibit to 10--KSB for 1997. The filing clerk of the Circuit Court of Maryland for Baltimore City has orally represented that there is no activity in this file since the filing in January, 1998: No service on Defendants, no responsive pleadings, no Defaults entered. The condition of this litigation is unknown.

        The following schedule discloses the imputed interest rates and the stated maturity dates for each loan:

                       Effective       Maturity
                       Interest Rate   Date           Remaining Balance at
        Amount         Stated          Stated         Maturity Date

        $ 910,415      12.904%         2005           $248,395
          728,056       9.080%         2003            232,200

*       Over the remaining effective term

        The notes are payable in quarterly installments and total amounts due in the 8 years subsequent to December 31, 1997 and the principal portion thereof are as follows:

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

-------
*       As specified by the repayment schedules.

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

             Interest       Maturity  Remaining Balance at
Amount       Rate           Date      Maturity Date

$  753,493   9.75%          2001      $284,170
   602,289   9.75%          2002      $226,674

$1,355,782 Total                      $510,844 Total

        Total installments due in the years subsequent to December 31, 1997 and the principal portion thereof are as follows:

Year         Total          Principal Portion

1998         $ 299,409      $ 176,656
1999         $ 299,409      $ 194,529
2000         $ 374,919      $ 290,830
2001         $ 390,737      $ 355,520
2002         $ 337,840      $ 305,361

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


As of December 31, 1997:


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

Investment Property

        The Registrant is currently engaged in the business of acquiring interests in real estate that meet the investment parameters described in "Item
I,  Description of Business:  .... (d) Investment  Policies"  above.  All of the
Registrant's current property rights were obtained from Mil- pitas Investors, Inc., a Delaware corporation ("Milpitas") wholly owned by Edward Granville-Smith, the Registrant's Chairman and President, or from Mr. Granville-Smith, as the statutory trustee and liquidating agent for Equity Growth Systems, inc., a dissolved Maryland corporation ("EGS Maryland"); and, First Ken-Co Properties, Inc., a dissolved Delaware corporation ("FKP"), in exchange for 1,616,000 shares of the Registrant's common stock, $0.01 par value. The demand notes included among such assets are subject to an arrangement with Mr. Jerry C. Spellman (which the Registrant has agreed to honor) whereby profits generated therefrom are used to repay a $104,000.00 loan by Mr. Spellman, to a former holder thereof.

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
October 1, 2005(3)     None           $    238,900        $   238,900
October 1, 2009(4)     None           $    192,500        $   192,500
October 1, 2010(3)     None           $    192,500        $   192,500
October 1, 2015(3)     None           $    192,500        $   192,500
October 1, 2020(3)     None           $    192,500        $   192,500
October 1, 2025(3)     None           $    192,500        $   192,500
--------
(1) Balance of underlying mortgage payments owed by the Registrant on such date.
(2) Balance of underlying mortgage payments owed by the Registrant at end of then current term, after applying all lease payments to debt service.
(3)     Represents renewal on parcel one
(4)     Represents renewal on parcel two.
(5)     Payment of rent to the Registrant during balance of then current term.

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

                  Registrant's        Lessee's            Registrant's
                  Aggregate Future    Aggregate Term      Aggregate Term
Date              Obligations (1)     Obligations(2)      Net Income

October 1, 2002   None                $    262,500        $   262,500
October 1, 2007   None                $    157,500        $   157,500
October 1, 2012   None                $    157,500        $   157,500
October 1, 2017   None                $    157,500        $   157,500
October 1, 2022   None                $    157,500        $   157,500
October 1, 2027   None                $    157,500        $   157,500
--------



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

        The total cumulative net income of the Registrant from the Payless lease, assuming exercise of all of the option terms, would be $1,050,000

                Associated Wholesale Grocers, Inc., Lease

                  Registrant's        Lessee's            Registrant's
                  Aggregate Future    Aggregate Term      Aggregate Term
Date              Obligations (1)     Obligations (2)     Net Income

April 1, 1998          None           $    208,878        $   208,878
April 1, 2003          None           $    133,682        $   133,682
April 1, 2008          None           $    133,682        $   133,682
April 1, 2013          None           $    133,682        $   133,682
April 1, 2018          None           $    133,682        $   133,682
April 1, 2023          None           $    133,682        $   133,682
April 1, 2028          None           $    133,682        $   133,682
April 1, 2033          None           $    133,682        $   133,682
--------
(1) Balance of underlying mortgage payments owed by the Registrant on such date.
(2) Payment of rent to the Registrant during balance of then current term.

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

As a material Subsequent event:


          A lawsuit was filed January 7, 1998,  entitled First Ken Co Properties
v. Morton, a copy of which is attached as an Exhibit to 10--KSB for 1996, case No. 90-007033 in the Circuit Court of Maryland for Baltimore City. The attorney fro Ken Co is Attorney David Albright. Mr. Albright is unwilling to communicate the status of this litigation with either a company principal or the Counsel preparing this filing. See letters dated April 22 1998 and letter dated May 28, 1998 attached as an exhibit to 10--KSB for 1997. The filing clerk of the Circuit Court of Maryland for Baltimore City has orally represented that there has been no activity in this file since the filing in January, 1998: No service on Defendants; no responsive pleadings, no Defaults entered. The condition of this litigation is unknown.

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

          (5) Lessee Renewal Options

             If the lessee is not in default(as defined in the lease), it will have the right to renew the term of the lease to the Fee Property, for five successive periods of five years each; and, as to the Leasehold Property, for one period of nine years, in each case by giving the Registrant notice of it's election to renew not less than six months prior to the expiration of the Basic Term or of the then current renewal term, as the case may be, each renewal term to be upon the same terms, covenants and conditions as in the Lease provided, except that:

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

b)      Safeway Stores, Incorporated

        As of December 31, 1997 the following is reported:

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

        The mortgage holder, Lutheran Brotherhood, refused to negotiate with SOUND SAFE ASSOCIATES, or extend the term of the mortgage and refused further amortization payments from the lessor of the underlying lease. Non Judicial Foreclosure was instituted and finalized in August, 7, 1997. Copies of the notice of foreclosure and advertisement of foreclosure are included as exhibits filed with this 10K-SB for 1996.

        First Bank as assignor, granted, conveyed, assigned and transferred to Lutheran Brotherhood, Inc., a Minnesota corporation ("Lutheran Brotherhood"), as assignee, all First Banks rights, title and interest in and to the Original Deed of Trust, under that certain Assignment of Deed of Trust dated May 19, 1976, and filed for record as Instrument Number L2 9160 on May 28, 1976, in the Register's Office of Shelby County, Tennessee ; and Assignment of Leases under that certain Assignment of Assignment of Leases and/or Rents dated May 19, 1976, and filed for record as Instrument Number L2 9161 on May 28, 1976 and in the Register's of Shelby County, Tennessee; and to Tripartite Agreement under that certain Assignment of Tripartite, Agreement dated May 19, 1976, and recorded as Instrument Number L2 9162 in the Register's Office of Shelby County, Tennessee. A copy of the these documents are set forth as an Exhibit to10-KSB for Calender Year 1996.

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

        As of December 31, 1997,

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

        The parties agreed that $98,000.00 is to be distributed to First Ken-Co. Properties and San Safe to be held in escrow; The parties also agreed that First Ken-Co. Properties and San Safe would litigate in the State of Maryland all remaining issues between them, including the rightful disbursement of the 98,000.00 held in escrow. In that same matter, First Ken-Co. Properties is expected to seek from the limited partners of San Safe an accounting and damages in the amount in excess of $300,000.00. Registrant holds the position that the ultimate rightful disbursement of a substantial portion of these funds is to go to the registrant for the purpose of reduction of wrap around mortgage indebtedness and promissory note receivables. A lawsuit was filed January 7, 1998, a copy of which is attached as an Exhibit to the 10-KSB for 1996.
A lawsuit was filed January 7, 1998, entitled First Ken Co Properties v. Morton, a copy of which is attached as an Exhibit to 10--KSB for 1996, case No. 90-007033 in the Circuit Court of Maryland for Baltimore City. The attorney for Ken Co is Attorney David Albright. Mr. Albright is unwilling to communicate the status of this litigation with either a company principal or the Counsel preparing this filing. See letters dated April 22 1998 and letter dated May 28, 1998 attached as an exhibit to 10-- KSB for 1997. The filing clerk of the Circuit Court of Maryland for Baltimore City has orally represented that there has been no activity in this file since the filing; No service on Defendants; no responsive pleadings, no Defaults entered. The condition of this litigation is unknown.

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

             The above improvements, etc., are located on a parcel of land located in the Northeast quarter of Section 2, Township 2 South, Range 1 West, Willamette Meridian, Washington County, Oregon, more particularly describe as follows: Beginning at the most Southerly corner of Parcel II PAY LESS SHOPPING CENTER, a plat of record in Washington County, Oregon; thence following the Southeasterly line of said Parcel II North 44 degrees 50'05" East 125.69 feet; thence Northeast 45 degrees 09'55" West 4.54 feet; thence 44 degrees 50'05" East 104.00 feet to the most Easterly corner of said Parcel II; thence along the Northeasterly line of said Parcel II, North 45 degrees 09' 55" West 495.16 feet to the most Northerly corner of said Parcel II; said point being located on the Southeasterly right of way line of S.W. Main Street as shown on the plat of the aforementioned PAY LESS SHOPPING CENTER; thence following said right of way line 21.28 feet along the arc of a 150.00 foot radius curve concave to the Northwest (long chord bears South 81 degrees 00' 24" West 21.26 feet) to a point of reverse curve; thence 55.68 feet along the arc of a 380.23 foot radius curve concave to the Southeast (long chord bears South 80 degrees 53' 14" West 55.63 feet); thence South 14 degrees 36' 10" East 106.97 feet; thence South 44 degrees 31' 30" West 114.00 feet to a point on the Southwesterly line of said Parcel II; thence South 45 degrees 16' 18" East 45.225 feet to the point of beginning.

        (3)  Basic Lease Terms

             The Lessee is obligated to pay to the Registrant an annual fixed rental (the "Fixed Rent") in advance of $107,964.00 payable in equal quarter-annual installments of $26,991.00 each, on the 1st day of April, July, October and January to and including October 1, 2002. The Basic Rent is paid absolutely net to the lessor, so that the lease shall yield the Lessor the full amount of the installments of Basic Rent throughout the Term.

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

        As of December 31, 1997;

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


        1.   On  October 21, 1997, The District Court of Kansas entered an
Order of Dismissal With Prejudice of Associated Wholesale Grocers, Inc., vs San Safe Associates, et. al. Case No. 972072WC. The order is based on a Joint Stipulation of parties involved in the litigation. A copy of the Order of Dismissal is filed as an Exhibit to Form 10-KSB for the year ending December 31, 1996.

         On October 20, 1997, Associated Wholesale Grocers , Inc., a Missouri Corporation; First Ken-Co Properties, Inc., a Delaware corporation; Fleet National Bank, a national banking association; Safeway Inc., a Delaware corporation, and San Safe Associates, a Maryland limited partnership; entered a mutual release involving the Kansas litigation and Maryland litigation and the First Ken-Co .And Safeway lease dated October 15, 1975. A copy of that mutual release is filed as an Exhibit to Form 10-KSB for the year ending 1996.

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

          As a Material Subsequent event;

         A lawsuit was filed January 7, 1998,  entitled  First Ken Co Properties
v. Morton, a copy of which is attached as an Exhibit to 10--KSB for 1996, case No. 90-007033 in the Circuit Court of Maryland for Baltimore City. The attorney fro Ken Co is Attorney David Albright. Mr. Albright is unwilling to communicate the status of this litigation with either a company principal or the Counsel preparing this filing. See letters dated April 22, 1998, and letter dated May 28, 1998, attached as an exhibit to 10--KSB for 1997. The filing clerk of the Circuit Court of Maryland for Baltimore City has orally represented that there has been no activity in this file since the filing since January, 1998: No service on Defendants; no responsive pleadings, no Defaults entered. The condition of this litigation is unknown.

2. Sound Safe Associates, defaulted on the property located in Memphis Tennessee because it was unable to satisfy the pay-off balloon payment that was due on December 31, 1996 in the amount of $174,801.00. Non Judicial Foreclosure was instituted and finalized in August, 7, 1997. Copies of the Notice of Foreclosure and advertisement of Foreclosure are included as exhibits filed with 10K-SB for 1996. Sound Safe may have certain rights under Tennessee Law concerning equity of concerning any procedural defects in the non-judicial foreclosure. It is possible after examination of the legal issues by Tennessee counsel this matter might result in further legal action.

        Furthermore, Sound Safe is obligated to pay a wrap around mortgage that is more than the above described mortgage. The difference between the payment due and the wrap around mortgage has reduced the amount of a certain debt owed by San Safe to the Registrant. The Registrant may have a cause of action against either San Safe or Sound Safe or both for payment of the San Safe indebtedness.

        In addition, the Registrant is considering an action to recover the amounts due on a promissory note due from San Safe and the difference between the wrap around mortgage and the underlying mortgage foreclosed

        The registrant has used its best efforts to obtain information concerning the litigation and potential litigation issues now pending and reported above, however , David Albright, Jr., the lead counsel on most of these issues described in litigation and potential litigation, has been unwilling to effectively comment or communicate with Registrant's officers, attorney's and agents concerning the litigation and potential litigation. It is possible that Registrant is unaware of certain actions taken by Mr. Albright on behalf of Registrant concerning litigation or potential litigation.. Unless communication improves Registrant is considering appropriate action against Mr Albright for his failure to effectively communicate. Copy of letter to Mr. Albright is attached as an Exhibit to this 10-KSB for 1996, and other letters are attached as Exhibits to 10-KSB for 1997.

Potential Litigation:

As of  December 31, 1997,

Based on information available to the Registrant, it believes that there is a potential for litigation involving:

1. San Safe Associates limited partners (who have retained counsel to assist them in removing an affiliate of the Registrant as general partner). Management has retained legal counsel who is negotiating with counsel for the limited partners on behalf of the Registrant and the general partner. See Item 2, Description of Properties Investment Property - A. Leases - Associated Wholesale Grocers, Inc., Lease.

2. The Registrant's predecessors in interest (the Milpitas partnerships) entered into negotiations with Exten Ventures, Inc., a Delaware corporation, during 1990, for sale of the assets subsequently assigned to the Registrant. The Milpitas Partnerships have advised the Registrant's management that the transactions were never concluded due to the inability or refusal of Exten Ventures, Inc., to comply with its commitments. While management notes that applicable status of limitation on any alleged transactions with Exten Ventures, Inc., have probably expired, management cannot provide any assurances that Exten Ventures, Inc., will not initiate litigation in the future.

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

5. From August to October, 1997 the Registrant has received additional funds from Sun West N.O.P. for rent on the Tennessee property that had been subject to the non-judicial foreclosure on August 7, 1997. Demand for return of these rents paid after the date of the Non- Judicial foreclosure. The Registrant has not returned the rents as of the filing of this 1996 10KSB.

6. The registrant has used its best efforts to obtain information concerning the litigation and potential litigation issues now pending and reported above, however, David Albright, Jr., the lead counsel on most of these issues described in litigation and potential litigation, has been unwilling to effectively comment or communicate with Registrant's officers, attorney's and agents concerning the litigation and potential litigation.  It is possible that Registrant is unaware of certain actions taken by Mr. Albright on behalf of Registrant concerning litigation or potential litigation.  Unless communication improves Registrant is
        considering appropriate action against Mr Albright for his failure
        to effectively communicate.   Copy of letter to Mr. Albright is
        attached as an Exhibit to this 10-KSB for 1996, and other letters are attached as Exhibits to 10-KSB for 1997.

7. Other Legal Matters:

As of December, 31 1997,

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

        During August of 1997, Mr. Gene R. Moffitt resigned as the Registrant's President, Asset Manager and Chief Operating Officer of the Registrant. It is the Company's position that this resignation violated the terms of his employment and acquisition agreements, the Registrant is of the opinion that Mr Moffitt should voluntarily return all of the Registrant's common stock that has been issued to him. Should such securities not be voluntarily returned, the Registrant would probably sue Mr. Moffitt for its return alleging breach of contract.

           Mr. Moffitt submitted his letter of resignation dated August 1, 1997, In his letter Mr. Moffitt stated the resignation was due to a failure to communicate concerning certain operations of business and business activities of the Chairman of the Board. Mr Moffit gave no specific reasons for his resignation. A Copy of the letter of Resignation is attached as an Exhibit to Form 10-KSB for the year ending December 31, 1996.

         It is the Registrant's position that Mr. Moffitt failed to properly communicate with the Registrant.

        On the 28th day of November, 1997, The Board of Directors of the Registrant accepted the resignation of Gene R. Moffitt on the basis that Mr. Moffitt, individually and through the entity known as Moffitt Properties, LTD., exercised poor judgement in recent efforts to acquire certain properties and Mr. Moffitt has failed to communicate with the Board of Directors in a timely and appropriate fashion. Copy of the Board of Directors"s Resolution is attached as an Exhibit to Form 10-KSB for the year ending December 31, 1996.

        On the same day, The Board of Directors of the Registrant dismissed and removed Rafi Weiss from the position of Senior Vice President of Acquisitions. For what ever reason, known only to Mr. Weiss, he failed or refused to cooperate with counsel in an effort to prepare a basic due diligence package concerning this filing. A copy of the Board of Director's Resolution is attached as an Exhibit. To form 10-KSB for the year ending December 31, 1996.

        Mr. Weiss's failure to cooperate is in direct violation of his employment agreement, and as such, the registrant will negotiate with Mr. Weiss for the voluntary return of the common stock of the Registrant that has been issued to him.


                 Non Judicial Matters of Concern:

        The Real Property and building improvements, thereon in the City of Memphis, County of Shelby, designated as SWC Winchester Road & Mill Branch Road, were subject to a Non Judicial Foreclosure on August 7, 1997. See Description of Real Estate and Operating data, Safeway Stores, Inc.

Item 4.  Submission of Matters to a Vote of Security Holders.

        The Registrant did not submit any matter to a vote of security holders during its fiscal year ended December 31, 1997.

                                          PART II
Item 5. Market for Registrant's Common Equity and Related Stock-holder Matters.

(a)     Market Information.

        The Registrant's Common Stock has been traded in the past in the over-the-counter market. However, there is currently no established public trading market for the Common Stock. Information regarding quotations of bid and asked prices for the Common Stock is not currently reported by the National Quotation Bureau. Accordingly, there is no information available to the Registrant as to bid quotations during the quarterly periods in the years 1993, 1994, 1995 or 1996, 1997 as called for by this Item.

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

(b)     Holders.

        The number of holders of record of Common Stock, $.01 par value, of the Registrant (its sole class of common equity) as of the close of business on March 31, 1998 was approximately 2,230.

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

                                1994        1995          1996      1997

Net Revenues * **               $     0     154           225        214
Income/(loss) from Operations   (17,136)    (41)         (250)       (73)
Income/(loss) from Operations
Per Share ***                   (   .01) (.0167)        (.072)     (.019)

Total Assets                      4,843    2,584,527   2,055,534   1,669,468
Total Liabilities                61,029    1,917,582   1,618,255   1,304,832
Stockholders' Equity (Deficit)  (56,186)     666,945     437,579     364,636

* As noted in Part I Item 1 above, in March 1974, the Registrant was forced to discontinue its operations as a result of the foreclosure by the Registrant's principal creditor, on its security interest in the Registrant's operating assets. Until March of 1995, the Registrant's activities were limited to the collection of royalties under the License Agreement and the Victor Agreement and the disbursement of funds under the Creditors Plan as described in Item 1 in Part I. Those activities ceased in August 1991.

**      Revenue for 1997 includes lease, interest and wrap mortgage income.

*** Earnings per share were calculated using the weighted average of common stock issued and outstanding.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operation

        During the year ended December 31, 1997 the Registrant reported income of approximately $214,000 as compared to income from all sources of $225,000 during the prior year ended.

        During the year ended December 31, 1997 the Registrant's cost of revenue was approximately $142,317, as compared to $300,090 during the prior year. The increase was attributable to the bad debt expense incurred for the year ending December 31, 1997.

        During the year ended December 31, 1997 the Registrant reported a net loss of approximately $(73,000.00), or $(.019) per share, compared to 250,000 or (.073) per share during the prior year end. The increase in net loss primarily reflects the bad debt expense previously discussed.

Liquidity and Capital Resources

        As of December 31, 1997 the Registrant had a working capital position of approximately $(50,000) as compared to a working capital position of $(243,000) for the year ended December 31, 1996.

ACCOUNTANT GIVE DETAILS: The Company has sustained loses of properties each of the last two years, however, the write off resulting from the loss of property was greater in the 1996 than in the year 1997.


Item 7. Financial Statements.  Inserted at item 13.

Item 8. Changes in and Disagreements with Accountants.

General

        In conjunction with the change in control of the Registrant during 1995, it replaced the auditor used by former management, William C. Kugler, C.P.A., of Woodbury, New York, with Leo J. Paul, P.A., of Miami, Florida. There were no disputes or disagreements associated with such change. During March of 1996, Mr. Paul advised the Registrant that despite having committed to prepare the audit for 1995, other commitments made it impossible for him to perform his duties, whereupon the registrant retained its current auditor, Joel S. Baum, P.A. Correspondence pertaining to Mr. Paul was filed with the Securities and Exchange Commission in a 12b-25 Notification during March of 1996 and is incorporated herein by reference.

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

Name                   Age  Term Positions

Edward
Granville-Smith, Jr.   65   *    Chairman of the Board of Directors,
                                 Director, Chief Executive Officer;
Gene R. Moffitt        55   ***  President, Asset Management, Chief
                                 Operating Officer;
Rafi Weiss             36   **   Senior Vice President, Acquisitions;
Donald E. Homan        55   **   Vice President & Chief Financial Officer;
Charles J. Scimeca     53   **   Secretary & Treasurer
------
# In addition to the Directors, Executive officers, are the following control persons or potential control persons: Jerry C. Spellman,

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

       Biographies of Directors, Officers and Director Nominees

1.      Edward Granville-Smith, Jr.

        As of December 31, 1997, E. Granville-Smith, Jr., age 66, has since March 23, 1995, served as the Registrant's president, as a member of its Board of Directors (in which he serves as Chairman) and as the Registrant's Chief Executive Officer. He was President of Equity Growth Systems, Inc., a Registrant specializing in structuring and marketing mortgage backed securities as well as the acquisition of select commercial real estate for its own account. From 1981 to the present, he has been a real estate consultant and principal involved in various aspects of commercial real estate financing and syndication, both internationally and domestically. One primary accomplishment during this period was the successful sale of the real estate assets of some twenty-nine limited partnerships to both domestic and foreign investors. From 1972 through 1980, he was Chairman of the Board, Chief Executive Officer and President of United Equity Corporation, a Registrant which was primarily involved in the structuring, financing and marketing, through the syndication of various tax incentive ventures with an aggregate valuation in excess of $100 million. From 1959 through 1972, Mr. Granville-Smith, Jr. built the Washington Insurance Agency, Inc., and became the Chairman of one of the top one percent of insurance brokerage houses in the Washington area.

        Mr. Granville-Smith, attended Brown University from September, 1951 through June, 1952 at which time he entered the United States Marine Corps. Upon discharge from the Marine Corps in 1955, he enrolled in the Georgetown University School of Foreign Service and graduated in June of 1959 with a B.S.F.S. degree. Mr. Granville-Smith's professional affiliations include CLU and CPCL.

        E. Granville Smith, Jr. was elected President an Chief operating Officer of the Registrant to serve at the pleasure of the Registrant's Board of Directors in addition to his duties as of December 31, 1996.

Gene R. Moffitt

        As of December 31, 1997, Gene R. Moffitt, age 55, no longer serves as the Registrant's Executive Vice President for Asset Management and Chief Operating Officer.

        On August 2, 1997 Mr. Moffitt resigned as President and Chief Operating Officer of the Registrant. On the 29th day of November, 1997, the Registrant accepted the resignations.

Rafi Weiss

        As of December 31, 1997, Mr. Weiss, age 38, no longer serves as the Registrant's vice president for acquisitions.

        In November, 1997, the Board of Directors removed Mr. Weiss from the above positions.

Donald E. Homan

        Mr. Homan, age 57, is the Vice-President and Chief Financial Officer of the Registrant. Mr. Homan has been in the Mortgage Banking business since 1980. In that period of time Mr. Homan has been a regional manager and senior vice president for the national mortgage company, Waterfield/RealAmerica Mortgage Corporation of Fort Wayne, Indiana. Mr Homan has also served as President of his own Registrant, Homan Financial Corporation located in Kansas City, Missouri. Prior to entering the mortgage banking business, Mr. Homan was a real estate appraiser for Job Real Estate Appraisers and O'Flaherty Company, both of Kansas City, Missouri. Mr. Homan's appraisal expertise has been primarily focused in commercial and income producing properties. Mr. Homan started his real estate career in 1969 in the commercial real estate brokerage business.

       Mr. Homan graduated from Rockhurst College in 1965 with a Bachelor of Arts Degree. Mr. Homan has been a member of the Mortgage Bankers Association since 1980 and a member of the National Association of Review Appraisers from 1986 through 1993.

Charles J. Scimeca

        Charles J. Scimeca, age 56, serves as the secretary and treasurer of the Registrant and as the president of Equity Growth Systems Realty, Inc., a wholly owned subsidiary of the Registrant formally named Coast To Coast Realty. Equity Growth Systems Realty, Inc., was acquired by the Registrant during 1996 and is headquartered in Clearwater, Florida. Mr. Scimeca has served as the president of Equity Growth Systems Realty, Inc., since its formation in 1982. From 1980 until 1982, Mr. Scimeca was on sabbatical, exploring business opportunities in various industries. From 1975 until 1980, Mr. Scimeca served as chief operating officer for Andy Frain Maintenance & Security, Inc., headquartered in Chicago, Illinois. His responsibilities included budgeting and implementing cleaning services for high rise office, retail and industrial properties for such notable clients as Standard Brands, JMB Realty, John Hancock Insurance Company and other Fortune 500 companies.

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

          Involvement in Certain Legal Proceedings.

        Based on information provided in response to questionnaires filed as exhibits to this report, except as otherwise disclosed in this Report, during the five year period ending on December 31, 1997, no current director, person nominated to become a director, executive officer, promoter or control person of the Registrant has been a party to or the subject of:

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

        Pursuant to the terms of the employment agreement, Mr. Granville-Smith was entitled to receive $27,863 in cash and an amount of the Registrant's common stock equal to $27,863 divided by the average bid price for the Registrant's common stock during the last five trading days prior to the end of 1996 and the first five trading days of 1997. Because there was no bid price during such period (and the resulting number would therefore have been infinite), Mr. Granville-Smith has agreed to defer determination of his stock compensation until the first day that bids for the Registrant's common stock are quoted on the NASDAQ bulletin board system. Consequently, the quantity of stock issuable to him cannot currently be determined. In addition, because management deemed that the Registrant's cash flow should be conserved, Mr. Granville-Smith has agreed to defer payment of his annual bonus.

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

        Such recruitment was effected in two parts, first, the Registrant exchanged 100,000 shares with each person (300,000 shares in the aggregate), for all of the capital stock in their corporations (Mr. Scimeca's corporation was formed in 1983 and its name was recently changed to Equity Growth Realty, inc.; Messrs. Homan's and Moffitt's corporations, Moffitt Properties, Ltd., and Homan Equities, Inc., are both recently organized Missouri corporations). Immediately following such acquisitions the Registrant and the subject corporation entered into employment agreements with the respective officer. Each employment agreement was materially identical and provides for the following compensation
(the subject corporation being identified a the "Subsidiary"): ....

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

Name and Address of         Amount  of          Nature of       Percent of
Beneficial Owner *          Shares              Ownership       Class ++

Edward Granville-Smith      1,055,000#          **              27.6%
3821-B Tamiami Trail,
Suite 201 Port Charlotte
Florida, 33952

Jerry C. Spellman             867,691##         ***             22.7%
2510 Virginia Avenue, NW
Washington, D.C. 20037

Charles J. Scimeca            450,000           ***            10.93%
23698 US Highway 19 North
Clearwater,  34265

Cyndi N. Calvo and
William A. Calvo, III         365,000           +               8.87%
1941 Southeast 51st Terrace                     ****
Ocala, Florida 34471

Joseph D. Radcliffe           365,000           +               8.87%
84 Clum Hill Road                               *****
Elka Park, New York 12427
-----

# The 1995 10-KSB erroneously showed the amount of shares to be 954,000. The correct amount was 945,000. Scrivener's error transposed the 954,000 for 945,000 ON THE 1995 10-ksb.
## The 1995 10-KSB erroneously reports that Mr Spellman is erroneously reported the amount of shares to be 954,000 shares. The same scriveners error mentioned above is partially responsible for the error, but a second error is the number of shares issued. The correct number of shares issued to persons or entities controlled by Mr. Spellman was 867,691.
 *      Includes all stock held either personally or by affiliates.
 ** Beneficial ownership, record ownership is held by K. Walker, Ltd., a Bahamian corporation and also 110,000 shares of stock in the record ownership of Warren McFaddin.
 *** Beneficial ownership, record ownership is held by Bolina Trading Company, a Panamanian corporation of all but 2701 shares. 2400 shares are held by Mr Spellman personally and 301 shares held by First Investment Planning Company..
**** Record ownership of 40,000 shares, and joint record ownership with wife, Cyndi N.Calvo of 100,000 shares. in addition, wife, Cyndi N. Calvo has record ownership of 40,000 shares. Three children have 40,000 shares each in Trust with Mr Calvo as Trustee. 65,000 shares effectively transferred to Southeast Companies, Inc., from Diversified Corporate Consulting Group, Inc., on June, 16, 1998, are included. Mrs. Calvo is the principal stockholder, Sole Director, and Chief Executive Officer of Southeast Companies, Inc.
***** Record ownership of 200,000 shares. In addition, son, Michael Radcliffe has record ownership of 50,000 shares and son, Dennis Radcliffe has record ownership of 50,000 shares. 65,000 shares effectively transferred to Vanessa Radcliffe, from Diversified Corporate Consulting Group, Inc., on June, 16, 1998, are included.

+ Does not include an additional 150,000 shares held by other members of Diversified Corporate Consulting Group, LLC, or their families Which effectively divested it's shares on June 16, 1998. (see Item 12: Certain Relationships and Related Transactions).

                Messrs. Calvo and Radcliffe are principals in Diversified Corporate Consulting Group, LLC. As a material subsequent event, on June 16, 1998, Diversified Corporate Consulting Group, LLC. Divested itself of the 150,000 shares in order to clarify that it was not acting in concert with and member of the Radcliffe or Calvo families. The 150,000 shares held by diversified and transferred as follows: 65,000 shares to Vanessa Radcliffe, daughter of Joseph Radcliffe and 65,000 shares were conveyed to Southeast Companies, Inc., a company owned by Cyndi N. Calvo. These shares are listed in the totals of Calvo or Radcliffe, respectively, however as of the date of this 10-K, the stock transfer though effectuated by Diversified, has not been changed by the stock transfer company.

     (b)     Security Ownership of Management

             The following table sets forth, as of the date of this Registration Statement, the number and percentage of the equity securities of the Registrant, its parent or subsidiaries, owned of record or beneficially by each officer, director and person nominated to hold such office and by all officers and directors as a group.

     Title of   Name of             Amount         Nature of         Percent of
     Class      Beneficial Owner    Shares         Ownership         Class +

     Common     Edward
                Granville-Smith     1,055,000      **                27.6%
     Common     Gene R. Moffitt       100,000      ***                2.6% +
     Common     Rafi Weiss             50,000      ***                1.3% ++
     Common     Donald E. Homan       100,000      ***                2.6%
     Common     Charles J. Scimeca    450,000      ***              10.93%
     Common     All officers and
                  directors as a
                  group (5 people)  1,605,000      ** ***           41.95%
     -----
     *       Includes all stock held either personally or by affiliates.
     **      Beneficial ownership, record ownership is held by K. Walker, Ltd., a Bahamian corporation.
     ***     Record & Beneficial.
     +       Because Mr. Moffitt has resigned without meeting the terms of his employment or acquisition agreements, the Registrant intends to recover all of the securities heretofore issued to him (see Item 3, Legal Proceedings").
     ++      Because Mr. Weiss has been removed from his position with the company and has violated his employment or acquisition agreements the Registrant intends to recover all of the securities heretofore issued to him (see item 3, legal proceedings).

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

                                           Percentage     Other
                                           of Voting      Basis
                            Basis for      Securities     For
     Name                   Control        Owned          Control

     Edward
     Granville-Smith, Jr.   Office         27.6%          Officer & Director **

     J. C. Spellman         Shares Held    22.7%          Consultant * **
     Charles J. Scimeca     Share          10.93          Officer

     -------
                Mr. Spellman is the Managing Director of Bolina Trading Co., S.A., a Panamanian corporation, which owns the subject shares.

                Control is effectively in the hands of Kay Walker, LTD. Bolina Trading Company. Edward Granville Smith is the Managing Director of and US Registered Agent for Kay Walker, LTD. Edward Granville Smith, Jr., is also the sole director, Chief Executive Officer, of the issuer. Mr Spellman is the Managing Director ogf Bolina Trading Co., S.A.

 (d)        Changes in Control.

            There are no arrangements, known to the Registrant, the operation hich mat at a subsequent date result in a change in control of the Registrant, except that on January 30, 1998 Charles J. Scimeca was issued the 150,000 shares of company common stock bringing his total stock holding to 450,000 shares.


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

        Pursuant to the terms of the consulting agreement, Bolina Trading Co., S.A. ("Bolina"), serves as a special advisor to Mr. Granville-Smith, in conjunction with Mr. Granville-Smith's role as an officer and director of the Registrant, with special responsibilities in the areas of strategic planning and raising debt or equity capital required to implement the Registrant's strategic plans. In conjunction with the foregoing, Bolina is required to make available to Mr. Granville-Smith, the services of J. C. Spellman, its managing director, or of other personnel acceptable to Mr. Granville-Smith, on an as needed basis, provided that, such services may not exceed 520 hours per year without an additional payment of $100 per additional hour. As compensation for Bolina's services, the Registrant registered (on Securities and Exchange Commission Form S-8) and converted to Bolina, 84,000 shares of its common stock.

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

          As a material subsequent event, on June 16, 1998, Diversified terminated it's consulting function with the company and divested itself of 150,00 shares of the common stock.

          As a material subsequent event, on January 30, 1998, the company transferred to Sara Sanders wife of Al Sanders, Trustee for Liberty Transfer Company, 100,000 shares of the company common stock for the purposes of securing Mr Sanders services as a consultant to the Company. The stock was issued in lieu of compensation. A Director's Resolution providing that 75,000 of these shares were to bear a restriction per rule 144d and 25,000 shares were to be issued as free trading. A form 8 S--B was to be filed with the S.E.C. Mrs Sanders declined the tender concerning the free trading stock and instead, had all 100,000 shares are issued pursuant to exemptions 4(2) under the securities Act of 1933 as amended. Mr. Sanders is married to Sara Sanders, who is the sole owner of Liberty Transfer Company. A copy of the resolution of the Board of Directors is attached as an Exhibit to this 10-KSB for 1997.

     As a material subsequent event, on January 30, 1998, Charles J. Scimeca was issued 150,000 additional shares of company common stock bringing his total stock holdings to 450,000 shares of the company common stock. This 150,000 shares were issued bearing a restriction per 144d as compensation for efforts made to by Scimeca to secure acqursiton targets and for other purposes. Mr. Scimeca is secretary and treasurer of the company. A copy of the resolution of the Board of Directos is attached as an Exhibit to this 10-KSB for 1997.

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

     Immediately following such acquisitions the Registrant and the subject corporation entered into employment agreements with the respective officer. Each employment agreement was materially identical and provides for the following compensation (the subject corporation being identified a the "Subsidiary"):

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

             The audited balance sheet of the Registrant for its years ended December 31, 1997, and 1996 and related statements of operations, stockholder's equity and cash flows for the years ended December 31, 1997, and 1996 follow in sequentially numbered pages numbered 62 through 66. The page numbers for the financial statement categories are as follows:

     Exhibit  Description

     Page    Description

     59      Cover Page (Joel S. Baum, C.P.A.)
     60      Table of Contents
     61      Report of  Independent Accountants  - December  31,  1997 and 1996;
     62-63   Balance  Sheet - December 31, 1997 and 1996;
     64      Statements  of Income and Accumulated Deficit, December 31, 1997
               and 1996;
     65      Statements of  Shareholders'  Deficit,  December 31, 1997 and 1996;
     66      Statementof Cash Flows - December  31, 1997 and 1996;  and
     67-76   Notes to Financial Statements - December 31, 1997 and 1996.

     (b)     8-K Reports

             No reports on Form 8-K were filed during the last quarter of the calendar year ended December 31, 1997. One report on Form 8-K dealing with the settlement agreement between the Registrant and Diversified was filed during the third quarter of 1997.

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

     2.5          Stock Exchange Agreement re Moffitt Properties, Ltd.. (6)

     2.6          Stock Exchange Agreement re Equity Growth Realty, inc.. (6)

     3.1          Certificate of Incorporation of the Registrant. (2)

     3.11         Certificate of Amendment to Certificate of Incorporation (May,
                  1995). (4)

10.1 Agreement for settlement of outstanding claims with the Registrant*s attorneys. (4)

10.2 Agreement for settlement of outstanding claims with the Registrant*s accountants. (4)

10.3    Employment Agreement with Edward Granville--Smith. (4)

10.4    Consultant Agreement with Bolina Trading Co., S.A. (4)

10.5 Settlement Agreement between Registrant and Equity Growth Systems, inc., a Maryland corporation. (5)

10.6 Assignment of Indenture of Trust by Milpitas, Inc., including Indenture of Trust. (6)

10.7    Engagement  agreement with Diversified  Corporate Consulting Group, LLC.
        (6)

10.8    Corrective Bill of Sale. (6)

10.9    (a) Employment Agreement with Gene R. Moffitt. (6)
        (b)    Resignation of Gene R. Moffitt

10.10   Employment Agreement with Donald E. Homan. (6)

10.11   Employment Agreement with Charles J. Scimeca. (6)

10.12   Repayment Agreement with WEFT Trust. (6)

10.13   Settlement between Registrant, Diversified, and Trustee (8)

10.14   Assignment of Deed of Trust: L29160 (7)

10.15   Assignment of Leases and! or Rents L2 9161 (7)

10.16   Assignment of Tripartite Agreement L29162 (7)

10.17   Agreement: First Ken--Co with San Safe dated Oct 20, 1997 (7)

10.18   Statement of Unanimous Consent by Ken--Co Properties (7)

10.19   General Warranty Deed dated October 20, 1997, Kansas property (7)

10.20   Termination of Memorandum of lease., Kansas property (7)

10.21   Mutual Release dated October 20 1997 (7)

16.01   Letter re: Change in Certifying Accountant. (6)

17.01   Moffett Letter of Resignation (7)

17.02   Corporate Resolution Dismissing Vice President for Acquisitions. (7)

21                  Subsidiaries.(6)

23.1                Auditor*s Consent (Baum).(6)

23.2                Auditor*s Consent (Kugler).(6)

23.3                Auditor*s Consent (Baum) (7)

24.4                Auditor*s Consent (Baum) (9)

99.1 Notifications to National Association of Securities Dealers, Inc., pursuant to Securities and Exchange Commission Rule IOh--17. (4)

99.2 Real Estate Title Reports for Nevada/California, Tennessee, Kansas and Oregon properties subject to Wrap Mortgages and Leases. (6)

99.03               Substitute Trustee*s Deed , Memphis Property (7)

99.04               Proof of Publication, Memphis Property (7)

99.05              Order of Dismissal with Prejudice: Case No 97--2072 (7)


99.6               Letter to David Aibright, Esq. Dated December 18, 1997. (7)

99.7               Complaint for Declaratory Judgement:
                   First Ken Co. V. JJ Martin et. al. (7)

99.8               Letter to David Aibright, Esq. Dated April 22, 1998. (9)

99.9               Letter to David Aibright, Rsq. Dated May 28, 1998. (9)

99.10 Real Estate Title Reports for Nevada/California, Tennessee, Kansas and Oregon properties subject to Wrap Mortgages and Leases. (9)

99.11 Director's Resolution as to shares of company common stock to officer and transfer agent

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


(9) Filed as an exhibit to the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1997, bearing the exhibit designation number shown above; incorporated by reference herein as an exhibit hereto.

                             Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: June 25, 1998




                    Equity Growth Systems, inc.


                    By: /s/ Edward Granville-Smith
                    ---------------------------------
                    Edward Granville-Smith, President



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                    Title                              Date


/s/ Edward Granville-Smith   Chairman & Chief Executive         June 25, 1998
--------------------------   Officer and Sole Director
Edward Granville-Smith


/s/ Donald E. Homan          Vice President & Chief
-------------------------    Financial Officer                  June 26, 1998
Donald E. Homan

                           EQUITY GROWTH SYSTEMS, INC.

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                           EQUITY GROWTH SYSTEMS, INC.

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996




                                TABLE OF CONTENTS

                                                                     Page

FINANCIAL STATEMENTS


         Independent auditor's report                                 1

         Balance sheets                                           2 - 3

         Statements of operations                                     4

         Statements of shareholders' equity                           5

         Statements of cash flows                                     6

         Notes to financial statements                           7 - 16

                              BAUM & COMPANY, P.A.
                           Certified Public Accountant
                        1515 University Drive, suite 209
                          Coral Springs, Florida 33071
                                 (954) 752-1712

                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders of
Equity Growth Systems, Inc.
Port Charlotte, Florida

We have audited the balance sheets of Equity Growth Systems, Inc. at December 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, except for the effects on the 1997 and 1996 financial statements of such adjustments, if any, as might have been determined to be necessary have we been able to obtain a discussion or evaluation of pending or threatened litigation from the Company's outside legal counsel as discussed in the preceding paragraph, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Equity Growth Systems, Inc., as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



May 4, 1998
Coral Springs, Florida

                           EQUITY GROWTH SYSTEMS, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996





                                     ASSETS


                                                  1997                    1996
                                                  ----                    ----
Current Assets
   Cash and cash equivalents               $     - 0 -              $      962
   Other receivables                            98,580                   - 0 -
   Mortgage receivable,
         current portion(Notes 6 and 7)        150,380                 160,436
   Promissory notes, current portion
         (Note 8)                                5,480                   6,844
                                           -----------             -----------
         Total Current Assets                  254,440                 168,242
                                           -----------             -----------


Equipment
   Net of $2,022 accumulated depreciation
     at December 31, 1997 and 1996              - 0 -                    - 0 -
                                           -----------              ----------


Other Assets
   Mortgages receivable (Notes 6 and 7)     1,121,257                1,577,559
   Promissory Notes (Notes 8)                 245,345                  264,029
   Interest Receivable                         48,426                   46,004
                                          -----------              -----------
                  Total Other Assets        1,415,028                1,887,592
                                          -----------              -----------

                  Total Assets            $ 1,669,468              $ 2,055,834
                                          ===========              ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Cash Overdraft                         $         4              $     - 0 -
   Accounts Payable And
         Other Current liabilities(Note 3)      5,000                   12,990
   Mortgage payable, current portion
         (Note 7)                             164,693                  276,605
   Note Payable (Note 9)                      135,476                  121,946
                                          -----------              -----------
                Total Current Liabilities     305,169                  411,541


Long-Term Liabilities
   Mortgage payable (Note 7)                  999,663                1,206,714
                                          -----------              -----------
                  Total Liabilities         1,304,832                1,618,255
                                          -----------              -----------


Shareholders' Equity (Note 13)
   Preferred Stock - no par value
         authorized-5,000,000 shares;
         zero issued and outstanding            - 0 -                    - 0 -


  Common stock  -  $.01  par  value
     authorized-20,000,000 shares; issued
     and outstanding-3,826,148 and
     3,771,148 shares in 1997 and in
     1996, respectively                        38,261                   37,711
    Capital in excess of par value          2,891,645                2,892,195
  Accumulated deficit                      (2,565,270)              (2,492,327)
                                           ----------                ---------
               Total Shareholders' Equity     364,636                  437,579
                                           ----------                ---------

                    Total Liabilities and
                    Shareholders' Equity  $ 1,669,468              $ 2,055,834
                                          ===========              ===========




The accompanying notes are an integral part of these financial statements.

                           EQUITY GROWTH SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                           DECEMBER 31, 1997 AND 1996


                                                    1997                   1996
                                                    ----                   ----

Revenue                                       $  214,001              $ 225,031
                                              ----------              ---------
Loss on Noncollectable Financial Instruments
   -Net                                          144,440                170,657
General and Administrative Expenses              142,504                300,090
                                              ----------             ----------
                                                 286,944                470,747
                                              ----------             ----------

Loss before provision for income taxes          (72,943)               (245,716)

Provisions for income taxes (Note 10)              - 0 -                  3,843
                                              ----------             ----------

Net Loss                                      $  (72,943)            $ (249,559)
                                              ==========             ==========
Loss per share                                $    (.019)            $    (.073)
                                              ==========             ==========
Weighted average of shares outstanding         3,807,814              3,402,810
                                              ----------             ----------



The accompanying notes are an integral part of these financial statements.

                           EQUITY GROWTH SYSTEMS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996




                                                   Capital In
                              No. of    Common     excess of        Accumulated
                              Shares    Stock      Par Value          Deficit
                              ------    ------     ----------       -----------

Balances
  December 31, 1995        2,822,072    28,221      2,881,492       (2,242,768)

Common Stock Issued          949,076     9,490         10,703

Net Loss For the
  Year Ended
  December 31, 1996                                                   (249,559)
                          ---------- ---------  -------------      -----------

Balances
  December 31, 1996        3,771,148    37,711      2,892,195       (2,492,327)

Common Stock Issued           55,000       500           (550)

Net Loss For the
  Year Ended
  December 31, 1997                                                    (72,943)
                          ---------- ---------  --------------      -----------

Balances
  December 31, 1997        3,826,148  $ 38,211     $ 2,891,645     $(2,565,270)
                          ========== =========  ==============      ===========



The accompanying notes are an integral part of these financial statements.

                           EQUITY GROWTH SYSTEMS, INC.
                             STATEMENTS OF CASH FLOW
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996






                                                     1997                  1996
                                                     ----                  ----
Cash Flows from Operating Activities:
  Net Loss                                     $  (72,943)           $ (249,559)

Adjustments to Reconcile Net Loss to
 Net Cash Used for Operating Activities:
  Depreciation                                       - 0 -                 - 0 -
  Loss on Noncollectable Financial
  Instruments - Net                                144,440               170,657
  (Increase) Decrease in Other Receivables         (98,580)                5,671
  (Increase) Decrease in Mortgage
   and Notes Receivable                            339,544               178,526
  (Decrease) in Accounts Payable and
   Current Liabilities                              (7,990)             (28,168)
  Increase (Decrease) in Mortgages and
   Note Payable                                   (305,437)             (96,358)
                                                 ----------            ---------

         Net Cash Used for Operations                 (966)             (19,231)
                                                 ----------            ---------
Cash Flow From Financing Activities:

  Issuance of Common Stock                            - 0 -               9,490
  Additional Paid in Capital Generated
   As a result of Issuance of Common Stock            - 0 -              10,703
                                                 ----------            ---------

         Net Cash Provided by
                  Financing Activities                - 0 -              20,193
                                                 ----------            ---------

Net Increase (Decrease) in Cash                       (966)                 962

Cash - Beginning of Year                               962                - 0 -
                                                 ----------            ---------

Cash - End of Year                              $       (4)         $       962
                                                 ==========            =========

Supplemental Cash Flows Information:
  Cash Paid for Interest                        $   99,602          $   183,735
  Cash Paid for Income Taxes                         - 0 -                2,551






The accompanying notes are an integral part of these financial statements.

                           EQUITY GROWTH SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        ------------------------------------------

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

        Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, cash in banks, any highly liquid investments with a maturity of three months or less at the time of purchase.

        The Company maintains cash and cash equivalent balances at a financial institution which is insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1997, there is no concentration of credit risk from uninsured bank balances.

        Fixed Assets

        The fixed assets are depreciated over their estimated allowable useful lives, primarily over five to seven years utilizing the modified acceleration cost recovery system. Expenditures for major renewals and betterments that extend the useful lives of fixed assets are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

                           EQUITY GROWTH SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------------------

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

        Earnings / Loss Per Share

        Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the fiscal years ended December 31, 1997 and 1996 were 3,807,814 and 3,402,810, respectively.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT
         -----------------------------

                                                            1997 and
                                                              1996
                                                            ---------

        Equipment                                            $ 2,022
                                                             -------

        Less Accumulated Depreciation                         (2,022)
                                                             -------
                                                             $ - 0 -
                                                             =======

        Depreciation  expense  charged during 1997 and 1996, was $ - 0 -.

                           EQUITY GROWTH SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


NOTE 3 - SETTLEMENTS WITH CREDITORS
         --------------------------

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

NOTE 4 - EMPLOYMENT AGREEMENTS
         ---------------------

        The Company entered into an employment agreement with Edward Granville-Smith, a chief executive officer for an initial term of five years commencing June 1, 1995. The Company registered with the Securities and Exchange Commission to issue 110,000 shares of common stock to Edward Granville-Smith for compensation for services prior to June 1, 1995. In addition, annual salary in a sum equal to the lesser of 5% of the Company's annual gross income on a calendar basis or 15% of its net pre-tax profit as determined for federal income tax purposes, without taking depreciation or tax credits into account to be paid on or before March 30 following the calendar for which salary is due; subject to availability of cash flow. Edward Granville-Smith would also be entitled to an annual bonus payable in shares of the Company's common stock, determined by dividing 5% of the Company's pre-tax profits for the subject calendar year by the average bid price for the Company's common stock during the first five trading days prior to the end of the last day of each year and the first five days of the new year.

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

                  (a) An annual bonus payable in shares of the Company's common stock, determined by dividing 10% of the Company's pre-tax

                           EQUITY GROWTH SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


NOTE 4 - EMPLOYMENT AGREEMENTS (Continued)
         --------------------------------

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

        (d)  On  November  28,  1997,  the  Board  of  Directors   accepted  the
        resignation of Mr. Moffitt.

NOTE 5 - CONSULTING AGREEMENTS
         ---------------------

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

                           EQUITY GROWTH SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


NOTE 6 - INDENTURE OF TRUST AND WRAP AROUND MORTGAGES RECEIVABLE
         -------------------------------------------------------

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

NOTE 7 - MORTGAGES
         ---------


        Mortgages consist of the following:
                                                           12/31/97    12/31/96
                                                           --------    --------
        Subordinate "wrap" mortgage receivables:
        (a)      Nevada/California Property   12.904%    $  681,212   $ 771,716
        (b)      Tennessee Property (Note 14) 13.500%         - 0 -       - 0 -
        (c)      Kansas Property (Note 14)    12.320%         - 0 -     325,717
        (d)      Oregon Property               9.080%       590,425     640,562
                                                         ----------  ----------
                                                          1,271,637   1,737,995
                                    Less Current Portion   (150,380)   (160,436)
                                                         ----------  ----------
                                                         $1,121,257  $1,577,559
                                                         ==========  ==========

        Original Mortgages Payables:
        (a)      Nevada/California Property    9.750%    $  625,774  $  753,493
        (b)      Tennessee Property (Note 14)  9.625%         - 0 -       - 0 -
        (c)      Kansas Property (Note 14)     9.750%         - 0 -     127,037
        (d)      Oregon Property               9.750%       538,582     602,789
                                                         ----------  ----------
                                                          1,164,356   1,483,319
                                    Less Current Portion   (164,693)   (276,605)
                                                         ----------  ----------
                                                         $  999,663  $1,206,714
                                                         ==========  ==========

                           EQUITY GROWTH SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


NOTE 7 - MORTGAGES (Continued)
         ---------------------


        (a) The mortgage secures a promissory note and is payable in equal quarterly installments of $42,701.69 with a final payment of $291,096.92, maturing January 1, 2001. There is also an underlying "wrap" mortgage that is payable in equal quarterly installments of $42,826.50, maturing July 1, 2005, with quarterly payments decreasing to $9,314.75 for the last five years.


        (b) The mortgage secured a promissory note and was payable in equal quarterly installments of $23,437.01, with a final payment of $198,238.33 maturing December 31, 1996. There also was an underlying "wrap" mortgage that was payable in equal quarterly installments of $23,562.25 maturing December, 2006, with quarterly payments decreasing to $7,329 for the last 10 years. At December 31, 1996 the mortgage payable was in default and in 1997 the mortgage holder foreclosed on it. Therefore, the mortgage payable and related wrap mortgage receivable were written off. (See Note 14).

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

                           EQUITY GROWTH SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


NOTE 8 - NOTES RECEIVABLE
         ----------------
                                                             1997          1996
                                                             ----          ----
                  Nevada/California Property            $ 153,803     $ 138,699
                  --------------------------
                  Quarterly payments of $868.55
                  4% above prime, currently 12.40%
                  original amount $63,000

                  Tennessee                                 - 0 -         - 0 -
                  --------------------------
                  Quarterly payment of $477.90
                  4% above prime,  currently 12.40%
                  original amount $40,000.  At 12/31/96
                  the Note was deemed to be uncollectable
                  and was written off (See Note 14).

                  Kansas                                    - 0 -        44,680
                  --------------------------
                  Quarterly payments of $341.73
                  4% above prime,  currently 12.40%
                  original amount $21,073 (See Note 14)

                  Oregon                                   97,022        87,494
                  --------------------------
                  Quarterly payments of $501.13
                  4% above prime, currently 12.40%
                  original amount $38,742
                                                          -------       -------
                                                          250,825       270,873
                              Less Current Portion         (5,480)       (6,844)
                                                          -------       -------
                                                        $ 245,345    $  264,029
                                                        =========    ==========


NOTE 9 - NOTE PAYABLE
         ------------                                        1997          1996
                                                             ----          ----
A secured note payable including  accrued interest,  due
on demand with interest  payable  quarterly at a rate of
10% per annum.  This loan was  assumed by the Company as
part of the asset acquisition. The Note has a cumulative
interest  claus on any short fall in payment being added
to the original principal amount of $104,000. To date no
payments have been made.                                 $116,049      $105,500

A secured note payable, due on demand, including accrued
interest  at a rate  of 10%  per  annum.                   19,427        16,446
                                                         --------      --------
                                                         $135,476      $121,946
                                                         ========      ========

                           EQUITY GROWTH SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


NOTE 10 - INCOME TAXES
          ------------

        As discussed in Note 1, the Company has applied the provisions of Statement 109.

        The significant components of deferred income tax expense benefit for the years ended December 31, 1997 and 1996 arising from net operating losses follows:
                                                           1997            1996
                                                           ----            ----
                  Deferred Tax Benefit                 $ 36,664        $ 11,800

                  Valuation Allowance                    36,664          11,800
                                                       --------        --------

                                                       $  - 0 -        $  - 0 -
                                                       ========        ========

        The Company has operating loss carry forwards in excess of two million dollars that can be used to offset future taxable income.

        1996 income tax expense consist of prior years' Federal income tax of $1,292 and prior years' Delaware franchise tax of $2,551.

NOTE 11 - RELATED PARTY TRANSACTION
          -------------------------

        The chief executive officer of the Company is also an officer of the general partner in all the partnerships involved in the wrap around mortgages subject to the underlying mortgages and promissory notes.

NOTE 12 - COMPENSATION
          ------------

        No officer or director has received any compensation to date.

NOTE 13 - STOCKHOLDERS' EQUITY
          --------------------

        On May 18, 1995, the Company adopted a resolution to change the authorized capitalization as follows:

                (a) The 2,000,000 shares of common stock, $0.01 par value then authorized, all of which were currently outstanding, were reverse split into 200,000 shares, $0.01 par value; and immediately thereafter;

                (b) The Company's authorized common stock was increased from 200,000 shares, $0.01 par value, to 20,000,000 shares of common stock, $0.01 par value, and

                           EQUITY GROWTH SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


NOTE 13 - STOCKHOLDERS' EQUITY (Continued)
          -------------------------------

                  (c) The Company was authorized to issue 5,000,000 shares of preferred stock, the attributes of which are to be determined by the Company's Board of Directors from time to time, prior to issuance, in conformity with the requirements of Sections 151 of the Delaware General Corporation Law.

NOTE 14 - LEGAL MATTERS
          -------------

        The Company is currently not a party to any legal proceedings. Although the Company is not a party to the following proceedings directly, they involve real estate located in Kansas and Tennessee in which the Company has an interest.

        A. On October 20, 1997, the various parties to a wrap around mortgage transaction with the company and the current tenant agreed to settle, but certain parties reserved claims against each other. The settlement calls for a payment from the current tenant of $150,000 in exchange for the transfer of a clear and free title of the underlying real estate. The mortgage holder Fleet National Bank received $52,000 and the balance to be held in escrow between the other parties. The Company holds the position that the ultimate disbursement of a substantial portion of these escrowed funds should be earmarked for the reduction of the wrap around mortgage and promissory note receivable.

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

                Through August 1997, the Company had received funds from Sun West N.O.P., the lessor on the underlying lease, which represented the monthly rent payments made on such lease ($4,609.38) by the tenant of the Memphis Property. Because the mortgage holder would not accept any amortization payments on their matured loan from Sun West N.O.P., the Company was using such proceeds to reduce the related wrap mortgage

                           EQUITY GROWTH SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


NOTE 14 - LEGAL MATTERS (Continued)
          ------------------------

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

                                    EXHIBITS
                               TO 10-KSB FOR 1997