Form 10QSB
period 1998-03-31
EQUITY GROWTH SYSTEMS INC /DE/
filed 1998-07-01
CIK 50471

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998
                             OR
     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the transition period from_________ to_____________

                          Commission file number 0-3718

                           Equity Growth Systems, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                            11-2050317
                  --------                            ----------
     (State or other jurisdiction of       (IRS Employer Identification
     incorporation or organization)                     Number)

         3821-B Tamiani Trail, Suite 201; Port Charlotte, Florida 33952
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (561-416-7239)
                                  ------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No
   ---  ---

     As at March 31, 1998, the registrant had outstanding 3,826,148 shares of Common Stock, par value $0.01.

Transitional Small Business Disclosure Format:

Yes   No X
   ---  ---

                          EQUITY GROWTH SYSTEMS, INC.

                                      Index



                                                                        Page
                                                                        ----
Part I - Financial Information

Item 1.  Financial Statements

         Accountant's Compilation Report .............................      1

         Balance Sheets ..............................................      2

         Statements Income and Accumulated Deficit....................      3

         Statements of Shareholders' Equity...........................      4

         Statements of Cash Flows.....................................      5

         Notes to Financial Statements................................ 6 - 14

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................     15


         Signatures...................................................     16

To the Shareholders
Equity Growth Systems, inc.,
Port Charlotte, Florida 33952



I have compiled the accompanying balance sheet of Equity Growth Systems, inc. as of March 31, 1998 and 1997 and the related statements of income and retained earnings and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.






Leo J. Paul

June 8, 1998

                           EQUITY GROWTH SYSTEMS, inc.
                                  BALANCE SHEET
                             MARCH 31, 1998 AND 1997

                                            1998         1997
                                                    A S S E T S
CURRENT ASSETS
 Cash and cash equivalents               $        7  $     1,113
 Other receivables                           98,000         -
 Mortgage receivable, current portion
  (Note 6 & 7)                              120,473      161,693
 Promissory notes, current portion
  (Note 8)                                    5,480        6,844
                                         ----------   ----------
   TOTAL CURRENT ASSETS                     223,960      169,650

OTHER ASSETS
 Mortgages receivable (Note 6 & 7)        1,113,573    1,536,197
 Promissory notes (Note 8)                  251,831      271,093
 Interest receivable                         49,031       46,609
                                         ----------   ----------
   TOTAL OTHER ASSETS                     1,414,435    1,853,899
                                         ----------   ----------
   TOTAL ASSETS                          $1,638,395   $2,023,549
                                         ==========   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable and other current
  liabilities (Note 3)                  $    17,012  $     5,086
 Mortgage payable, current portion
  (Note 7)                                  173,095      277,606
 Note payable (Note 9)                      138,874      121,314
                                         ----------   ----------
   TOTAL CURRENT LIABILITIES                328,981      404,006
LONG-TERM LIABILITIES
 Mortgage payable (Note 7)                  950,530    1,167,017
                                         ----------   ----------
   TOTAL LIABILITIES                      1,279,511    1,571,023
                                         ----------   ----------

SHAREHOLDERS' EQUITY (Note 13)
 Preferred stock-no par value authoriz-
  ed-5,000,000 shares; zero issued and
  outstanding                                  -           -
 Common stock-$.01 par value author-
  ized-20,000,000 shares; issued and
  outstanding-3,826,148 shares in 1998
  and 3,771,148 in 1997                      38,261       37,711
 Capital in excess of par value           2,891,645    2,892,195
 Accumulated deficit                     (2,571,022)  (2,477,380)
                                         ----------   ----------
   TOTAL SHAREHOLDERS' EQUITY               358,884      452,526
                                         ----------   ----------
   TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                               $1,638,395   $2,023,549
                                         ==========   ==========

                      Read Accountant's Compilation Report

   The accompanying notes are an integral part of these financial statements.

                           EQUITY GROWTH SYSTEMS, inc.
              CONDENSED STATEMENT OF INCOME AND ACCUMULATED DEFICIT
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997




                                                1998                 1997



Income                                       $   40,357            $   57,991

General and Administrative
 Expenses                                        46,109                43,044
                                             ----------            ----------

Net Income (Loss) Before
 Provisions for Income Taxes                     (5,752)               14,947

Provisions for Income Taxes
 Note (10)                                            -                     -
                                             ----------            ----------

Net Income (Loss)                                (5,752)               14,947

Accumulated Deficit-Beginning                (2,565,270)           (2,492,327)
                                             ----------            ----------

Accumulated Deficit-Ending                  $(2,571,022)          $(2,477,380)
                                            ===========           ===========

Earnings Per Share                                (.002)                 .004

Weighted Average of Shares                    3,826,148             3,771,148
   Outstanding                              -----------            ----------



                      Read Accountant's Compilation Report


   The accompanying notes are an integral part of these financial statements.

                           EQUITY GROWTH SYSTEMS, inc.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 MARCH 31, 1998



                                            Capital in
                         No. of    Common   Excess of   Accumulated
                         Shares    Stock    Par Value     Deficit

Balances, December
 31, 1995             $2,822,072   28,221   2,881,492    (2,242,768)

Common Stock Issued      949,076    9,490      10,703

Net (loss) for the
 year ended December
 31, 1996                                                  (249,559)
                      ----------  -------  ----------   -----------

Balances, December
 31, 1996              3,771,148   37,711   2,892,195    (2,492,327)

Common Stock Issued       55,000      500        (550)

Net (loss) for the
 year ended December
 31, 1997                                                   (72,943)
                      ----------  -------  ----------   -----------

Balances, December
 31, 1997              3,826,148   38,211   2,891,645    (2,565,270)

Net (loss) for the
 three months ended
 March 31, 1998                                              (5,752)
                      ----------  -------  ----------   -----------

Balances, March 31,
 1998                 $3,826,148  $38,211  $2,891,645   $(2,571,022)
                      ==========  =======  ==========   ===========


                      Read Accountant's Compilation Report

   The accompanying notes are an integral part of these financial statements.

                           EQUITY GROWTH SYSTEMS, inc.
                             STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997




                                                         1998        1997



Cash Flows From Operating Activities:
 Net Profit (Loss)                                    $ (5,752)   $ 14,947

Adjustments to Reconcile Net Profit (Loss)
 to Net Cash Used for Operating
  Depreciation
  Decrease in other receivable                             580        -
  Decrease in mortgages and notes
   receivable                                           30,500       32,435
  Increase (decrease) in accounts
   payable and current liabilities                      12,012       (8,535)
  Increase (decrease) in mortgage
   and notes payable                                   (37,333)     (38,696)
                                                      --------     --------

  Net Cash Provided (Used) by Operations                     7          151
                                                      --------     --------

Cash Flows From Financial Activities
 Additional paid in capital                                  -            -
                                                      --------     --------

  Net Cash Provided by Financial
   Activities                                                -            -
                                                      --------     --------

  Net Increase (Decrease) in Cash                            7          151

  Cash-Beginning of Year                                     -          962
                                                      --------     --------

  Cash-End of Period                                  $      7     $  1,113
                                                      ========     ========


Supplemental Cash Flows Information
 Cash paid for interest                               $ 33,138     $ 37,595
                                                      ========     ========


                      Read Accountant's Compilation Report

   The accompanying notes are an integral part of these financial statements.

                           EQUITY GROWTH SYSTEMS, inc.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


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

                           EQUITY GROWTH SYSTEMS, inc.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


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

         Earnings/Loss Per Shares
               Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the three months ended March 31, 1998 and 1997 were $3,826,148 and $3,771,148, respectively.


NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

                                           1998 & 1997
           Equipment                         $ 2,022
                                             -------

           Less: Accumulated depreciation     (2,022)
                                             -------
                                                $  -
                                             =======
           Depreciation expense charged during 1998 and 1997 was $-0- and $-0-, respectively.


NOTE 3 - SETTLEMENT WITH CREDITORS

           On October 31, 1997, the Company issued 200,000 shares of it common stock in consideration for the cancellation of $107,393 owed by the Corporation to Diversified Corporate Consulting Group, LLC for professional services rendered since 1994. Additionally, in June and October of 1997 , the Company issued an aggregate of 460,000 shares of the Company's $.01 par value common stock for advisory services performed on its behalf with a value of $4,600.

         On August 15, 1995, the Company issued 200,000 shares of the Company's $.01 par value of common stock for significant services to the Corporation at the request of its President with a value of $2,000.

                           EQUITY GROWTH SYSTEMS, inc.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


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

           During May of 1997, the Company recruited two executive officers, Messers. Gener R. Moffitt and Donald E. Homan, both with offices in Kansas City, Missouri. Such recruitment was effected in two parts, first, the Company exchanged 100,000 shares with each (200,000 shares in the aggregate), for all of the capital stock in their recently formed corporations (Moffitt Properties, Ltd., and Homan Equities, Inc., both Missouri corporations), and then the Company and the subject corporation entered into employment agreements. Each employment agreement was identical and provides for the following compensation.

               (a) An annual bonus payable in shares of the Company's common stock, determined by dividing 10% of the Company's pre-tax profits for the subject calendar year by the average bid price for the Company's common stock at during the last five trading days prior to the end of the last day of each year and

                           EQUITY GROWTH SYSTEMS, inc.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


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

                    In 1997, the consulting agreement with Warren A. McFadden was terminated and the 110,000 shares of common stock he received, which were subsequently acquired by Diversified Consulting, were used by Diversified as consideration to cancel a $30,000 promissory note liability owed to the Company.

                           EQUITY GROWTH SYSTEMS, inc.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998



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


NOTE 7 - MORTGAGES
                                                 3/31/98     3/31/97
                                                ---------   --------
       Mortgages consist of the following:

       Subordinate "wrap" mortgage receivables:
       (a) Nevada/California Property 12.9041 $  657,333  $  749,094
       (b) Kansas Property-Note 14    12.320%      -         320,768
       (c) Oregon Property             9.080%    576,713     628,028
                                              ----------  ----------
                                               1,234,046   1,697,890
           Less: Current Portion                (120,473)   (161,693)
                                              ----------  ----------
                                              $1,113,573  $1,536,197
                                              ==========  ==========

       Original Mortgages Payable:
       (a) Nevada/California Property  9.750% $  598,325  $  729,158
       (b) Kansas Property-Note 14     9.750%      -         124,393
       (d) Oregon Property             9.750%    525,300     591,072
                                              ----------  ----------
                                               1,123,625   1,444,623
           Less: Current Portion                (173,095)   (277,606)
                                              ----------  ----------
                                              $  950,530  $1,167,017
                                              ==========  ==========

                           EQUITY GROWTH SYSTEMS, inc.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998



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


           (b) The mortgage secures a promissory note and was payable in equal quarterly installments of $18,508.87 with a final payment of $136,999 maturing Decemb-er 31, 1995. There is also an underlying "wrap" mortgage that is payable in annual installments of $74,482, maturing October 1, 2005 with annual payments decreasing to $22,962 the last 10 years. The mortgage payable is currently in default and the remaining balance has been classified as current. (See
                      Note 14).


           (c) The mortgage secures a promissory note and is payable in equal quarterly installments of $26,409.87 with a final payment of $232,199.50, maturing January 1, 2002. There is also an underlying "wrap" mortgage that is payable in equal annual payments of $106,640 maturing December 31, 2002.

                           EQUITY GROWTH SYSTEMS, inc.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998




NOTE 8 - NOTES RECEIVABLE
                                                         1998           1997
                Nevada/California Property
                 Quarterly payments of $868.55
                4% above prime, currently 12.40%
                original amount $63,000                $157,702      $142,126

                Kansas
                 Quarterly payments of $341.73
                4% above prime, currently 12.40%
                original amount $21,073 (See Note 14)      -           46,065

                Oregon
                 Quarterly payments of $501.13
                4% above prime, currently 12.40%
                original amount $38,742                  99,609        89,746
                                                       --------      --------
                                                        257,311       277,937
                 Less Current Portion                     5,480        (6,844)
                                                       --------      --------
                                                       $251,831      $271,093
                                                       ========      ========

NOTE 9 - NOTE PAYABLE

                                 A secured note payable including accrued interest, due on demand on interest payable quarterly at a rate of 10% per annum. This loan was assumed by the Company as part of the asset acquisition. The note has a cumulative interest clause on any short fall in payment being added to the original principal amount of $104,000. To date, no payments have been made.

                                 A secured note payable, due on demand accruing interest at a rate of 10% per annum.

                                                       $138,874      $121,314
                                                       ========      ========

                           EQUITY GROWTH SYSTEMS, inc.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE 10 - INCOME TAXES

                 As discussed in Note 1, the Company has applied the provisions of Statement 109.

                 The significant components of deferred income tax expense benefit for the years ended March 31, 1998 and 1997 arising from net operating losses as follows:
                                                    1998       1997
                                                  -------    -------
                 Deferred tax benefit             $36,664    $11,800
                 Valuation allowance               36,664     11,800
                                                  -------    -------
                                                  $  -       $  -
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

                           EQUITY GROWTH SYSTEMS, inc.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


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

           B. The Company was also in default of the mortgage on the property located in Memphis, Tennessee because it could not satisfy the balloon payment, in the original amount of $193,580, that was due on December 31, 1996. ($174,801 a
                      12/31/96). The mortgage holder (Lutheran Brotherhood) had refused to renegotiate or extend the term of the mortgage and would not accept any further amortization payments from the lessor of the underlying lease, other than the one made in December, 1996, which was based upon the old repayment schedule's terms.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

           During the three months ended March 31, 1998, the registrant reported income of approximately $40,000 as compared to income from all sources of $58,000 during the prior three months ended.

           During the three monthe ended March 31, l998, the registrant's cost of revenue was approximately $46,000 as compared $43,000 during the prior three months ended. The decrease was attributable to the decrease in interest expense.

           During the three monthe ended March 31, 1998, the registrant reported a net income of approximately $(6,000) or $(.002) per share, compared to $15,000 or .004 per share prior to three months ended. The $(22,000) in net loss reflects the increase in cost of operations.

LIQUIDITY AND CAPITA1 RESOURCES

           As of March 31, l998, the registrant has a working capital position of approximately ($105,000) as compared to a working capital position of ($243,000) for the three months ended March 3l, 1997. This reflects the write off of the Tennessee and Kansas wrap around mortgages, notes receivable and underlying mortgages. To date, the cash flow generated from operations have been adequate to meet the registrant's mortgage obligations. A shareholder has been contributing funds to meet various qeneral and administrative expenses required to fulfill all of the registrant's obligations. No officer of the registrant has been receiving or accruing compensation at this time.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EQUITY GROWTH SYSTEMS, INC.
Dated: 7/1/98

                                        /s/ Edward Granville-Smith
                                        --------------------------
                                        Edward Granville-Smith
                                        CEO and Chairman