Form 10QSB
period 1998-06-30
EQUITY GROWTH SYSTEMS INC /DE/
filed 1998-08-19
CIK 50471

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 205490.

                                   FORM 10-QSB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998
                             OR
     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

                                 (561)416-7239
                                  ------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No
   ---  ---

     As at June 30, 1998, the registrant had outstanding 3,826,148 shares of Common Stock, par value $0.01.

Transitional Small Business Disclosure Format:

Yes   No X
   ---  ---

                          EQUITY GROWTH SYSTEMS, inc.

                                      Index



                                                                        Page
                                                                        ----
Part I - Financial Information

Item 1.  Financial Statements

         Accountant's Compilation Report .............................      1

         Balance Sheets ..............................................      2

         Statements Income and Accumulated Deficit....................      3

         Statements of Shareholders' Equity...........................      4

         Statements of Cash Flows.....................................      5

         Notes to Financial Statements................................ 6 - 13

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................     14


         Signatures...................................................     15

To the Shareholders
Equity Growth Systems, inc.,
Port Charlotte, Florida 33952



I have compiled the accompanying balance sheet of Equity Growth Systems, inc. as of June 30, 1988 and 1997 and the related statements of income and retained earnings and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.






Leo J. Paul

August 3, 1998

                           EQUITY GROWTH SYSTEMS, inc.
                                  BALANCE SHEET
                             JUNE 30, 1998 AND 1997

                                               1998         1997
                                   A S S E T S

CURRENT ASSETS
 Cash and cash equivalents              $       (28) $     1,764
 Mortgage receivable, current portion
  (Note 6 & 7)                              156,471      145,510
 Promissory notes, current portion
  (Note 8)                                    5,480        5,480
                                         ----------   ----------
    TOTAL CURRENT ASSETS                    161,923      152,754

OTHER ASSETS
 Mortgages receivable (Note 6 & 7)        1,039,982    1,196,453
 Promissory notes (Note 8)                  258,438      233,106
 Interest receivable                         49,637       47,215
 Escrow receivable                           98,000       98,000
                                         ----------   ----------
   TOTAL OTHER ASSETS                     1,446,057    1,574,774
                                         ----------   ----------
  TOTAL ASSETS                           $1,607,980   $1,727,528
                                         ==========   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and other current
  liabilities (Note 3)                  $    35,761  $    20,132
 Mortgage payable, current portion
 (Note 7)                                   177,317      156,948
 Note payable (Note 9)                      143,437      105,500
                                         ----------   ----------
   TOTAL CURRENT LIABILITIES                356,515      282,580
LONG-TERM LIABILITIES
 Mortgage payable (Note 7)                  904,548    1,126,351
                                         ----------   ----------
      TOTAL LIABILITIES                   1,261,063    1,408,931
                                         ----------   ----------

SHAREHOLDERS' EQUITY (Note 13)
 Preferred stock-no par value authoriz-
  ed-5,000,000 shares; zero issued and
  outstanding                                    -           -
 Common stock-$.01 par value author-
  ized-20,000,000 shares; issued and
  outstanding-3,826,148 shares in 1998
  and 3,771,148 in 1997                     38,261       37,711
 Capital in excess of par value          2,891,645    2,892,195
 Accumulated deficit                    (2,582,989)  (2,611,309)
                                         ----------   ----------
   TOTAL SHAREHOLDERS' EQUITY              346,917      318,597
                                         ----------   ----------
   TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                              $1,607,980   $1,727,528
                                         ==========   ==========



                      Read Accountant's Compilation Report

The accompanying notes are an integral part of these financial statements.

                           EQUITY GROWTH SYSTEMS, inc.
              CONDENSED STATEMENT OF INCOME AND ACCUMULATED DEFICIT




                         Three Months Ended       Six Months Ended
                               June 30,               June 30,
                           1998       1997        1998       1997
                         --------------------   -------------------
Income                  $   40,476 $   55,475   $  80,833 $  113,466

General and Adminis-
 trative Expenses           52,443     189,404     98,552    232,448
                        ----------  ---------- ---------- ----------

Net Income (Loss)
 Before Provisions for
 Income Taxes              (11,967)   (133,929)   (17,719)  (118,982)

Provisions for Income
 Taxes Note (10)                 -           -          -          -
                        ----------  ---------- ---------- ----------

Net Income (Loss)          (11,967)   (133,929)   (17,719)  (118,982)

Accumulated Deficit-
 Beginning              (2,571,022) (2,477,380)(2,565,270)(2,492,327)
                        ==========  ========== ========== ==========

Accumulated Deficit-
 Ending                 (2,582,989) (2,611,309)(2,582,989)(2,611,309)
                        ==========  ========== ========== ==========

Earnings Per Share          (0.003)     (0.036)    (0.005)    (0.032)

Weighted Average of
Shares Outstanding       3,826,148    3,771,148 3,826,148  3,771,148
                        ----------  ---------- ---------- ----------




                      Read Accountant's Compilation Report

The accompanying notes are an integral part of these financial statements.

                           EQUITY GROWTH SYSTEMS, inc.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                  JUNE 30, 1998




                                            Capital in
                         No. of    Common   Excess of   Accumulated
                         Shares    Stock    Par Value     Deficit


Balances
 January 1, 1995       2,822,072   28,221  $2,881,492   $(2,242,768)

Common Stock Issued      949,076    9,490      10,703

Net (loss) for the
 year ended December
 31, 1996                                                  (249,559)
                      ----------  -------  ----------   -----------

Balances, December
 31, 1996              3,771,148   37,711   2,892,195    (2,492,327)

Common Stock Issued       55,000      500        (550)

Net (loss) for the
 year ended December
 31, 1997                                                   (72,943)
                      ----------  -------  ----------   -----------

Balances, December
 31, 1997              3,826,148   38,211   2,891,645    (2,565,270)

Net income for the
 six months ended
 June 30, 1998                                             (17,719)
                      ----------  -------  ----------   -----------
Balances
 June 30, 1998         3,826,148   38,211  $2,891,645   $ 2,582,989
                      ==========  =======  ==========   ===========


                      Read Accountant's Compilation Report

The accompanying notes are an integral part of these financial statements.

                           EQUITY GROWTH SYSTEMS, inc.
                             STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997




                                               1998        1997



Cash Flows From Operating Activities:
 Net Profit (Loss)                         $ (17,719)   $(118,982)

Adjustments to Reconcile Net Profit (Loss)
 to Net Cash Used for Operating
  Depreciation                                     -            -
  Decrease in other receivable                   580            -
  Decrease in mortgages and notes
   receivable                                 60,880      329,108
  Increase (decrease) in accounts
   payable and current liabilities            30,761       (9,304)
  Increase (decrease) in mortgage
   and notes payable                         (74,530)    (200,020)
                                            --------     --------

  Net Cash Provided (Used) by Operations         (28)         802
                                            --------     --------

Cash Flows From Financial Activities
 Capital stock issued                              -            -
 Additional paid in capital                        -            -
                                            --------     --------

  Net Cash Provided by Financial
   Activities                                      -            -
                                            --------     --------

  Net Increase (Decrease) in Cash                (28)         802

  Cash-Beginning of Year                           -          962
                                            --------     --------

  Cash-End of Period                        $    (28)    $  1,764
                                            ========     ========


Supplemental Cash Flows Information
 Cash paid for interest                     $ 65,774     $ 69,776
                                            ========     ========


                      Read Accountant's Compilation Report

The accompanying notes are an integral part of these financial statements.

                           EQUITY GROWTH SYSTEMS, inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998


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

           The Company maintains cash and cash equivalent balances at a financial institution which is insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 1998, there is no concentration of credit risk from uninsured bank balances.

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

                           EQUITY GROWTH SYSTEMS, inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998


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

         Earnings/Loss Per Shares
               Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the six months ended June 30, 1998 and 1997 were $3,826,148 and $3,771,148, respectively.


NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

                                           1998 & 1997
           Equipment                         $ 2,022
                                             -------

           Less: Accumulated depreciation     (2,022)
                                             $     -
                                             =======

           Depreciation expense charged during 1998 and 1997 was $-0- and $-0-, respectively.


NOTE 3 - SETTLEMENT WITH CREDITORS

           On October 31, 1996, the Company issued 200,000 shares of it common stock in consideration for the cancellation of $107,393 owed by the Corporation to Diversified Corporate Consulting Group, LLC for professional services rendered since 1994. Additionally, in June and October of 1997 , the Company issued an aggregate of 460,000 shares of the Company's $.01 par value common stock for advisory services performed on its behalf with a value of $4,600.

         On August 15, 1995, the Company issued 200,000 shares of the Company's $.01 par value of common stock for significant services to the Corporation at the request of its President with a value of $2,000.

                           EQUITY GROWTH SYSTEMS, inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998


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

NOTE 4 - EMPLOYMENT AGREEMENT

           The Company entered into an employment agreement with Edward Granville-Smith, a chief executive officer for an initial term of five years commencing June 1, 1995. The Company registered with the Securities and Exchange Commission to issue 110,000 shares of common stock to Edward Granville-Smith for compensation for services prior to June 1, 1997. In addition, annual salary is a sum equal to the lesser of 5% of the Company's annual gross income on a calendar basis or 15% of its net pre-tax profit as determined for federal income tax purposes, without taking depreciation or tax credits into account to be paid on or before March 30, following the calendar for which salary is due; subject to availability of cash flow. Edward Granville-Smith would also be entitled to an annual bonus payable in shares of the Company's common stock, determined by dividing 5% of the Company's pre-tax profits for the subject calendar year by the average bid price for the Company's common stock during the last five trading days prior to the end of the last day of each year and the first days of the new year.

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

                           EQUITY GROWTH SYSTEMS, inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998


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

                           EQUITY GROWTH SYSTEMS, inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998



NOTE 6 - INDENTURE OF TRUST AND WRAP AROUND MORTGAGES RECEIVABLE

           On June 30, 1995, the Company issued 1,616,000 shares of common stock in payment of an indenture of trust and wrap around mortgages subject to the underlying mortgages, from the following partnerships: Pay-West Associates, Montco Associates, San-Safe Associates and San-Ten Associates.

           The indenture of trust consists of (2) two demand notes bearing interest at prime plus 4%. These notes are payable from the rental of the various properties less payment on the wrap around mortgages. The payment does not cover the accrued interest which is added back to the notes.

           The wrap around notes bear interest of 9.08% to 12.9041%. The underlying mortgages bear interest at 9.75%. The difference between payments on the wrap around mortgages and underlying mortgages are applied to debt service of the demand notes.



NOTE 7 - MORTGAGES                                  June 30,   June 30,
                                                      1998       1997
                                                    -------    -------

       Mortgages consist of the following:


       Subordinate "wrap" mortgage receivables:

       (a) Nevada/California Property 12.9041   $  633,452  $  726,469
       (b) Oregon Property             9.080%      563,001     615,494
                                                ----------  ----------
                                                 1,196,453   1,341,963
           Less: Current Portion                   156,471     145,510
                                                ----------  ----------
                                                $1,039,982  $1,196,453
                                                ==========  ==========

       Original Mortgages Payable:
       (a) Nevada/California Property  9.750%   $  570,171  $  704,230
       (b) Oregon Property             9.750%      511,694     579,069
                                                ----------  ----------
                                                 1,081,865   1,283,299
           Less: Current Portion                   177,317     156,948
                                                ----------  ----------
                                                $  904,548  $1,126,351
                                                ==========  ==========

                           EQUITY GROWTH SYSTEMS, inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998

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


NOTE 8 - NOTES RECEIVABLE
                                                      1998     1997
                Nevada/California Property
                 Quarterly payments of $868.55
                4% above prime, currently 12.40%
                original amount $63,000             $161,722  $145,528

                Oregon
                 Quarterly payments of $501.13
                4% above prime, currently 12.40%
                original amount $38,742              102,196    93,058
                                                    --------  --------
                                                     263,918   238,586
                 Less Current Portion                  5,480     5,480
                                                    --------  --------
                                                    $258,438  $233,106
                                                    ========  ========



NOTE 9 - NOTE PAYABLE

A secured note payable including accrued interest, due on demand on interest payable quarterly at a rate of 10% per annum. This loan was assumed by the Company as part of the asset acquisition. The note has a cumulative interest clause on any short fall in payment being added to the original principal amount of $104,000
                                                    $143,437  $105,500
                                                    ========  ========

                           EQUITY GROWTH SYSTEMS, inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 10 - INCOME TAXES

                 As discussed in Note 1, the Company has applied the provisions of Statement 109.

                 The significant components of deferred income tax expense benefit for the years ended June 30, 1998 and 1997 arising from net operating losses as follows:

                 Deferred tax benefit             $11,800    $ 6,200
                 Valuation allowance               11,800      6,200
                                                  -------    -------
                                                     $  -       $  -
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

                           EQUITY GROWTH SYSTEMS, inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998


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

               Through August 1997, the Company had received funds from Sun West N.O.P., the lessor on the underlying lease, which represented the monthly rent payments made on such lease ($4,609.38) by the tenant of the Memphis Property. Becausethe mortgage holder could not accept any amortization payments on their matured loan from Sun West N.O.P., the Company was using such proceeds to reduce the related wrap mortgage receivable. In August of 1997, the mortgage holder foreclosed on the mortgage payable, which resulted in a foreclosure sale of the Memphis, Tennessee property. As a result of these events of foreclosure, the Company wrote off the balance on the mortgage payable and the related wrap mortgage receivable ($251,722) and promissory note receivable ($93,686) at December 31, 1996. (See note 7 and 8).

                           EQUITY GROWTH SYSTEMS, inc.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     During the six months ended June 30, 1998, the registrant reported income of approximately $81,000 as compared to income from all sources of $113,000 during the prior six months ended.

     During the six months ended June 30, 1998, the registrant's cost of revenue was approximately $99,000 as compared $232,000 during the prior six months ended. The decrease was attributable to the decrease in interest expense.

     During the six months ended June 30, 1998, the registrant reported a net income of approximately ($18,000) or $(.005) per share, compared to ($119,000) or $(0.032) per share prior to six months ended. The $101,000 in net loss reflects the decrease in cost of operations.

Liquidity and Capital Resources

     As of June 30, 1998, the registrant has a working capital position of approximately ($195,000) as compared to a working capital position of ($130,000) as of June 30, 1997. This reflects the write off of the Tennessee and Kansas wrap around mortgages, notes receivable and underlying mortgages. To date, the cash flow generated from operations have been adequate to meet the registrant's mortgage obligations. A shareholder has been contributing funds to meet various general and administrative expenses required to fulfill all of the registrant's obligations. No officer of the registrant has been receiving or accruing compensation at this time.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EQUITY GROWTH SYSTEMS, inc.
Dated: 8/17/98

                                        /s/ Edward Granville-Smith
                                        --------------------------
                                        Edward Granville-Smith
                                        CEO and Chairman