Form 10QSB/A
period 1998-03-31
EQUITY GROWTH SYSTEMS INC /DE/
filed 1998-09-30
CIK 50471

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 AMENDMENT NO.1
                                       TO
                                   FORM 10-QSB

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

     As at March 31, 1998, the registrant had outstanding 4,116,148 shares of Common Stock, par value $0.01.

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
                                         ==========   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable and other current
  liabilities (Note 3)                  $    17,012  $     5,086
 Mortgage payable, current portion
  (Note 7)                                  173,095      277,606
 Note payable (Note 9)                      138,874      121,314
                                         ----------   ----------
   TOTAL CURRENT LIABILITIES                328,981      404,006
LONG-TERM LIABILITIES
 Mortgage payable (Note 7)                  950,530    1,167,017
                                         ----------   ----------
   TOTAL LIABILITIES                      1,279,511    1,571,023
                                         ----------   ----------

SHAREHOLDERS' EQUITY (Note 13)
 Preferred stock-no par value authoriz-
  ed-5,000,000 shares; zero issued and
  outstanding                                  -           -
 Common stock-$.01 par value author-
  ized-20,000,000 shares; issued and
  outstanding-4,116,148 shares in 1998
  and 3,771,148 in 1997                      41,161       37,711
 Capital in excess of par value           2,891,645    2,892,195
 Accumulated deficit                     (2,573,922)  (2,477,380)
                                         ----------   ----------
   TOTAL SHAREHOLDERS' EQUITY               358,884      452,526
                                         ----------   ----------
   TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                               $1,638,395   $2,023,549
                                         ==========   ==========

                      Read Accountant's Compilation Report

   The accompanying notes are an integral part of these financial statements.

                           EQUITY GROWTH SYSTEMS, inc.
              CONDENSED STATEMENT OF INCOME AND ACCUMULATED DEFICIT
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997




                                                1998                 1997



Income                                       $   40,357            $   57,991

General and Administrative
 Expenses                                        49,009                43,044
                                             ----------            ----------

Net Income (Loss) Before
 Provisions for Income Taxes                     (8,652)               14,947

Provisions for Income Taxes
 Note (10)                                            -                     -
                                             ----------            ----------

Net Income (Loss)                                (8,652)               14,947

Accumulated Deficit-Beginning                (2,565,270)           (2,492,327)
                                             ----------            ----------

Accumulated Deficit-Ending                  $(2,573,922)          $(2,477,380)
                                            ===========           ===========

Earnings Per Share                                (.002)                 .004

Weighted Average of Shares                    3,842,259             3,771,148
   Outstanding                              -----------            ----------



                      Read Accountant's Compilation Report


   The accompanying notes are an integral part of these financial statements.

                           EQUITY GROWTH SYSTEMS, inc.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 MARCH 31, 1998



                                            Capital in
                         No. of    Common   Excess of   Accumulated
                         Shares    Stock    Par Value     Deficit

Balances, December
 31, 1995             $2,822,072   28,221   2,881,492    (2,242,768)

Common Stock Issued      949,076    9,490      10,703

Net (loss) for the
 year ended December
 31, 1996                                                  (249,559)
                      ----------  -------  ----------   -----------

Balances, December
 31, 1996              3,771,148   37,711   2,892,195    (2,492,327)

Common Stock Issued       55,000      550        (550)

Net (loss) for the
 year ended December
 31, 1997                                                   (72,943)
                      ----------  -------  ----------   -----------

Balances, December
 31, 1997              3,826,148   38,261   2,891,645    (2,565,270)

Common Stock Issued      290,000    2,900           -             -

Net (loss) for the
 three months ended
 March 31, 1998                                              (8,652)
                      ----------  -------  ----------   -----------

Balances, March 31,
 1998                 $4,116,148  $41,161  $2,891,645   $(2,573,922)
                      ==========  =======  ==========   ===========


                      Read Accountant's Compilation Report

   The accompanying notes are an integral part of these financial statements.

                           EQUITY GROWTH SYSTEMS, inc.
                             STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997




                                                         1998        1997



Cash Flows From Operating Activities:
 Net Profit (Loss)                                    $ (8,652)   $ 14,947

Adjustments to Reconcile Net Profit (Loss)
 to Net Cash Used for Operating
  Depreciation
  Decrease in other receivable                             580        -
  Decrease in mortgages and notes
   receivable                                           30,500       32,435
  Increase (decrease) in accounts
   payable and current liabilities                      12,012       (8,535)
  Increase (decrease) in mortgage
   and notes payable                                   (37,333)     (38,696)
                                                      --------     --------

  Net Cash Provided (Used) by Operations                (2,893)         151
                                                      --------     --------

Cash Flows From Financial Activities
Capital stock issued                                     2,900
Additional paid in capital                                   -            -
                                                      --------     --------

  Net Cash Provided by Financial
   Activities                                            2,900            -
                                                      --------     --------

  Net Increase (Decrease) in Cash                            7          151

  Cash-Beginning of Year                                     -          962
                                                      --------     --------

  Cash-End of Period                                  $      7     $  1,113
                                                      ========     ========


Supplemental Cash Flows Information
 Cash paid for interest                               $ 33,138     $ 37,595
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

         Earnings/Loss Per Shares
               Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the three months ended March 31, 1998 and 1997 were $3,842,259 and $3,771,148, respectively.


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

                                        EQUITY GROWTH SYSTEMS, INC.
Dated: 7/1/98

                                        /s/ Charles J. Scimeca
                                        --------------------------
                                        Charles J. Scimeca
                                        Secretary