Form 10QSB/A
period 1998-06-30
EQUITY GROWTH SYSTEMS INC /DE/
filed 1998-09-30
CIK 50471

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 205490.
                               AMENDMENT NO.1 TO
                                   FORM 10-QSB

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

     As at June 30, 1998, the registrant had outstanding 4,116,148 shares of Common Stock, par value $0.01.

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
                                         ==========   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and other current
  liabilities (Note 3)                  $    35,761  $    20,132
 Mortgage payable, current portion
 (Note 7)                                   177,317      156,948
 Note payable (Note 9)                      143,437      105,500
                                         ----------   ----------
   TOTAL CURRENT LIABILITIES                356,515      282,580
LONG-TERM LIABILITIES
 Mortgage payable (Note 7)                  904,548    1,126,351
                                         ----------   ----------
      TOTAL LIABILITIES                   1,261,063    1,408,931
                                         ----------   ----------

SHAREHOLDERS' EQUITY (Note 13)
 Preferred stock-no par value authoriz-
  ed-5,000,000 shares; zero issued and
  outstanding                                    -           -
 Common stock-$.01 par value author-
  ized-20,000,000 shares; issued and
  outstanding-4,116,148 shares in 1998
  and 3,771,148 in 1997                     41,161       37,711
 Capital in excess of par value          2,891,645    2,892,195
 Accumulated deficit                    (2,585,889)  (2,611,309)
                                         ----------   ----------
   TOTAL SHAREHOLDERS' EQUITY              346,917      318,597
                                         ----------   ----------
   TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                              $1,607,980   $1,727,528
                                         ==========   ==========



                      Read Accountant's Compilation Report

The accompanying notes are an integral part of these financial statements.

                           EQUITY GROWTH SYSTEMS, inc.
              CONDENSED STATEMENT OF INCOME AND ACCUMULATED DEFICIT




                         Three Months Ended       Six Months Ended
                               June 30,               June 30,
                           1998       1997        1998       1997
                         --------------------   -------------------
Income                  $   40,476 $   55,475   $  80,833 $  113,466

General and Adminis-
 trative Expenses           52,443     189,404    101,452    232,448
                        ----------  ---------- ---------- ----------

Net Income (Loss)
 Before Provisions for
 Income Taxes              (11,967)   (133,929)   (20,619)  (118,982)

Provisions for Income
 Taxes Note (10)                 -           -          -          -
                        ----------  ---------- ---------- ----------

Net Income (Loss)          (11,967)   (133,929)   (20,619)  (118,982)

Accumulated Deficit-
 Beginning              (2,573,922) (2,477,380)(2,565,270)(2,492,327)
                        ==========  ========== ========== ==========

Accumulated Deficit-
 Ending                 (2,585,889) (2,611,309)(2,585,889)(2,611,309)
                        ==========  ========== ========== ==========

Earnings Per Share          (0.003)     (0.036)    (0.005)    (0.032)

Weighted Average of
Shares Outstanding       4,116,149    3,771,148 3,979,204  3,771,148
                        ----------  ---------- ---------- ----------




                      Read Accountant's Compilation Report

The accompanying notes are an integral part of these financial statements.

                           EQUITY GROWTH SYSTEMS, inc.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                  JUNE 30, 1998




                                            Capital in
                         No. of    Common   Excess of   Accumulated
                         Shares    Stock    Par Value     Deficit


Balances
 January 1, 1995       2,822,072   28,221  $2,881,492   $(2,242,768)

Common Stock Issued      949,076    9,490      10,703

Net (loss) for the
 year ended December
 31, 1996                                                  (249,559)
                      ----------  -------  ----------   -----------

Balances, December
 31, 1996              3,771,148   37,711   2,892,195    (2,492,327)

Common Stock Issued       55,000      550        (550)

Net (loss) for the
 year ended December
 31, 1997                                                   (72,943)
                      ----------  -------  ----------   -----------

Balances, December
 31, 1997              3,826,148   38,261   2,891,645    (2,565,270)

Common Stock Issued      290,000    2,900

Net income for the
 six months ended
 June 30, 1998                                             (20,619)
                      ----------  -------  ----------   -----------
Balances
 June 30, 1998         4,116,148   41,161  $2,891,645  $(2,585,889)
                      ==========  =======  ==========   ===========


                      Read Accountant's Compilation Report

The accompanying notes are an integral part of these financial statements.

                           EQUITY GROWTH SYSTEMS, inc.
                             STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997




                                               1998        1997



Cash Flows From Operating Activities:
 Net Profit (Loss)                         $ (20,619)   $(118,982)

Adjustments to Reconcile Net Profit (Loss)
 to Net Cash Used for Operating
  Depreciation                                     -            -
  Decrease in other receivable                   580            -
  Decrease in mortgages and notes
   receivable                                 60,880      329,108
  Increase (decrease) in accounts
   payable and current liabilities            30,761       (9,304)
  Increase (decrease) in mortgage
   and notes payable                         (74,530)    (200,020)
                                            --------     --------

  Net Cash Provided (Used) by Operations      (2,928)         802
                                            --------     --------

Cash Flows From Financial Activities
 Capital stock issued                          2,900            -
 Additional paid in capital                        -            -
                                            --------     --------

  Net Cash Provided by Financial
   Activities                                  2,900            -
                                            --------     --------

  Net Increase (Decrease) in Cash                (28)         802

  Cash-Beginning of Year                           -          962
                                            --------     --------

  Cash-End of Period                        $    (28)    $  1,764
                                            ========     ========


Supplemental Cash Flows Information
 Cash paid for interest                     $ 65,774     $ 69,776
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

         Earnings/Loss Per Shares
               Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the six months ended June 30, 1998 and 1997 were $3,979,204 and $3,771,148, respectively.


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

                                        EQUITY GROWTH SYSTEMS, inc.
Dated: 8/17/98

                                        /s/ Charles J. Scimeca
                                        --------------------------
                                        Charles J Scimeca
                                        Secretary