Form 10QSB
period 1998-09-30
EQUITY GROWTH SYSTEMS INC /DE/
filed 1998-12-17
CIK 50471

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 205490.
                                   FORM 10-QSB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998
                             OR
 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
ACT
     OF 1934

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


         1941 Southeast 51st Terrace, Suite 800; Ocala, Florida 34471
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (352)694-6714
                                  ------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No
   ---  ---

     As at September 30, 1998, the registrant had outstanding 4,116,148 shares of Common Stock, par value $0.01.

Transitional Small Business Disclosure Format:

Yes   No X
   ---  ---

                          EQUITY GROWTH SYSTEMS, inc.

                                      Index



                                                                        Page
                                                                        ----
Part I - Financial Information

Item 1.  Financial Statements

         Accountant's Compilation Report .............................      2

         Balance Sheets ..............................................      3

         Statements Income and Accumulated Deficit....................      4

         Statements of Shareholders' Equity.............      5

         Statements of Cash Flows.....................................      6

         Notes to Financial Statements................................ 7 - 14

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................     15

Part II -- Other Information
Item I.  Legal Proceedings .............................................   16

Item 3.  Defaults Upon Senior Securities ................................  19

Item 5.  Other Information

     1.Change in Control of Registrant
          A. Director and CEO Incapacity ................................. 19
          B.  Biographies of New Directors and Officers .................  20
     2.Acquisition or Disposition of Assets
          A. Reorganization as Holding Company ........................... 23
          B. New Strategic Plan .........................................  23
     5. Other Events ....................................................  23
Item 6.  Index of Exhibits.............................................    24

         Signatures...................................................     25

To the Shareholders
Equity Growth Systems, inc.,
Boca Raton, Florida 33987


I have compiled the accompanying balance sheet of Equity Growth Systems, inc. as of September 30, 1988 and 1997 and the related statements of income and retained earnings and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management.
I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Leo J. Paul

November 11, 1998

                           EQUITY GROWTH SYSTEMS, inc.
                                  BALANCE SHEET
                             September 30, 1998 AND 1997

                                                  1998         1997
                                   A S S E T S

CURRENT ASSETS
 Cash and cash equivalents                  $       6     $     2,597
 Mortgage receivable, current portion
  (Note 6 & 7)                                  154,151      147,945
 Promissory notes, current portion
  (Note 8)                                       5,480        5,480
                                                ----------   ----------
    TOTAL CURRENT ASSETS                         159,637      156,022
OTHER ASSETS
 Mortgages receivable (Note 6 & 7)               1,004,706    1,158,857
 Promissory notes (Note 8)                       265,249      239,132
 Interest receivable                              50,242       47,820
 Escrow receivable                                98,000       98,000
                                                ----------   ----------
   TOTAL OTHER ASSETS                           1,418,197    1,543,809
                                                ----------   ----------
  TOTAL ASSETS                                  $1,577,834   $1,699,831
                                                ==========   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and other current
  liabilities (Note 3)                        $    35,409  $    24,058
 Mortgage payable, current portion
 (Note 7)                                         181,636      160,773
 Note payable (Note 9)                            155,932      105,500
                                                 ----------   ----------
   TOTAL CURRENT LIABILITIES                      372,977      290,331
LONG-TERM LIABILITIES
 Mortgage payable (Note 7)                        857,489      1,084,695
                                                 ----------   ----------
      TOTAL LIABILITIES                           1,230,466    1,375,026
                                                 ----------   ----------

SHAREHOLDERS' EQUITY (Note 13)
 Preferred stock-no par value authoriz-
  ed-5,000,000 shares; zero issued and
  outstanding                                           -           -
 Common stock-$.01 par value author-
  ized-20,000,000 shares; issued and
  outstanding-4,116,148 shares in 1998
  and 3,771,148 in 1997                             41,161       37,711
 Capital in excess of par value                   2,891,645    2,892,195
 Accumulated deficit                             (2,585,438)  (2,605,101)
                                                 ----------   ----------
   TOTAL SHAREHOLDERS' EQUITY                     347,368      324,805
                                                 ----------   ----------
   TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                       $1,577,834   $1,699,831
                                                 ==========   ==========


                      Read Accountant's Compilation Report

The accompanying notes are an integral part of these financial statements.

                           EQUITY GROWTH SYSTEMS, inc.
              CONDENSED STATEMENT OF INCOME AND ACCUMULATED DEFICIT

                         Three Months Ended       Six Months Ended
                               September 30,               September 30,
                                   1998       1997        1998       1997
                                --------------------   -------------------
Income                       $   40,677 $   54,785   $ 121,509 $  168,251

General and Adminis-
 trative Expenses                40,226     48,577    141,677    281,025
                                ---------  ---------- ---------- ----------

Net Income (Loss)
 Before Provisions for
 Income Taxes                   451     6,208   (20,168)  (112,774)

Provisions for Income
 Taxes Note (10)                -           -          -          -
                               ----------  ---------- ---------- ----------

Net Income (Loss)               451    6,208   (20,168)  (112,774)

Accumulated Deficit-
 Beginning                 (2,582,989) (2,611,309)(2,565,270)(2,492,327)
                            ==========  ========== ========== ==========

Accumulated Deficit-
 Ending                    (2,582,538) (2,605,101)(2,585,438)(2,605,101)
                            ==========  ========== ========== ==========

Earnings Per Share              0.000     0.002    (0.005)    (0.030)

Weighted Average of
Shares Outstanding            4,116,148    3,771,148 4,047,676  3,771,148
                             ----------  ---------- ---------- ----------

                      Read Accountant's Compilation Report

The accompanying notes are an integral part of these financial statements.

                           EQUITY GROWTH SYSTEMS, inc.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                  September 30, 1998

                                                        Capital in
                         No. of    Common   Excess of   Accumulated
                         Shares    Stock        Par Value     Deficit


Balances
 January 1, 1995       2,822,072   28,221  $2,881,492   $(2,242,768)

Common Stock Issued      949,076    9,490      10,703

Net (loss) for the
 year ended December
 31, 1996                                                 (249,559)
                      ----------  -------  ----------   -----------

Balances, December
 31, 1996              3,771,148   37,711   2,892,195    (2,492,327)

Common Stock Issued       55,000      550        (550)

Net (loss) for the
 year ended December
 31, 1997                                                   (72,943)
                       ----------  -------  ----------   -----------

Balances, December
 31, 1997             3,826,148   38,211   2,891,645    (2,565,270)
Common Stock Issued    290,000    2,900
Net income for the
 six months ended
 September 30, 1998                                        (17,268)
                      ----------  -------  ----------   -----------
Balances
 September 30, 1998     4,116,148   41,161  $2,891,645  $2,582,538
                      ==========  =======  ==========   ===========

                      Read Accountant's Compilation Report

The accompanying notes are an integral part of these financial statements.

                           EQUITY GROWTH SYSTEMS, inc.
                             STATEMENT OF CASH FLOWS


                 FOR THE SIX MONTHS ENDED September 30, 1998 AND 1997

                                                 1998        1997


Cash Flows From Operating Activities:
 Net Profit (Loss)                           $ (20,168)   $(112,774)

Adjustments to Reconcile Net Profit (Loss)
 to Net Cash Used for Operating
  Depreciation                                    -            -
  Decrease in other receivable                  580            -
  Decrease in mortgages and notes
   receivable                                 91,060      357,638
  Increase (decrease) in accounts
   payable and current liabilities            30,409       (5,378)
  Increase (decrease) in mortgage
   and notes payable                         (104,775)    (237,851)
                                            --------     --------

  Net Cash Provided (Used) by Operations      (2,894)       1,635
                                             --------     --------
Cash Flows From Financial Activities
 Capital stock issued                         2,900            -
 Additional paid in capital                     -            -
                                             --------     --------

  Net Cash Provided by Financial
   Activities                                2,900               -
                                            --------     --------

  Net Increase (Decrease) in Cash                6         1,635

  Cash-Beginning of Year                         -          962
                                            --------     --------

  Cash-End of Period                          $    6    $ 2,597
                                            ========     ========


Supplemental Cash Flows Information
 Cash paid for interest                     $ 96,909     $101,156
                                            ========     ========


                      Read Accountant's Compilation Report

The accompanying notes are an integral part of these financial statements.

                           EQUITY GROWTH SYSTEMS, inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  September 30, 1998


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

         Cash and Cash Equivalents
     Cash and cash equivalents include cash on hand, cash in banks, and any highly liquid investments with a maturity of three months or less at the time of purchase.
     The Company maintains cash and cash equivalent balances at a financial institution which is insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 1998, there is no concentration of credit risk from uninsured bank balances.

         Fixed Assets
     The fixed assets are depreciated over their estimated allowable useful lives, primarily over five to seven years utilizing the modified acceleration cost recovery system. Expenditures for major renewals and betterments that extend the useful lives of fixed assets are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

         Income Taxes
     In February 1992, the Financial Accounting Standards Board issued a Statement on Financial Accounting Standards 109 of "Accounting for Income Taxes". Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective bases.
                                        7

                           EQUITY GROWTH SYSTEMS, inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  September 30, 1998

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

         Earnings/Loss Per Shares
     Primary  earnings  per common share are computed by dividing the net income
(loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the six months ended September 30, 1998 and 1997 were $4,047,676 and $3,771,148, respectively.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

                                                1998 & 1997
           Equipment                            $ 2,022
                                                 -------

           Less: Accumulated depreciation        (2,022)
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

     On August 15, 1995, the Company issued 200,000 shares of the Company's $.01 par value of common stock for significant services to the Corporation at the request of its President with a value of $2,000.
                                        8

                           EQUITY GROWTH SYSTEMS, inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  September 30, 1998

NOTE 3 - SETTLEMENTS WITH CREDITORS (Continued)

     In March of 1995, the Company issued 20,000 shares of the Company's $.01 par value of common stock after the reverse split in payment of legal bills of $45,734 and 6,072 shares of $.01 par value stock in payment of accounting bill of $15,360. The remaining balance of $67,832 was written off as the Company was not able to locate creditors.

NOTE 4 - EMPLOYMENT AGREEMENT

     The Company entered into an employment agreement with Edward Granville-Smith, a chief executive officer for an initial term of five years commencing June 1, 1995. The Company registered with the Securities and Exchange Commission to issue 110,000 shares of common stock to Edward Granville-Smith for compensation for services prior to June 1, 1997. In addition, annual salary is a sum equal to the lesser of 5% of the Company's annual gross income on a calendar basis or 15% of its net pre-tax profit as determined for federal income tax purposes, without taking depreciation or tax credits into account to be paid on or before March 30, following the calendar for which salary is due; subject to availability of cash flow. Edward Granville-Smith would also be entitled to an annual bonus payable in shares of the Company's common stock, determined by dividing 5% of the Company's pre-tax profits for the subject calendar year by the average bid price for the Company's common stock during the last five trading days prior to the end of the last day of each year and the first days of the new year. During May of 1997, the Company recruited two executive officers, Messers. Gene R. Moffitt and Donald E. Homan, both with offices in Kansas City, Missouri. Such recruitment was effected in two parts, first, the Company exchanged 100,000 shares with each (200,000 shares in the aggregate), for all of the capital stock in their recently formed corporations (Moffitt Properties, Ltd., and Homan Equities, Inc., both Missouri corporations), and then the Company and the subject corporation entered into employment agreements. Each employment agreement was identical and provides for the following compensation.
(a) An annual bonus payable in shares of the Company's common stock, determined by dividing 10% of the Company's pre-tax profits for the subject calendar year by the average bid price for the Company's common stock at during the last five trading days prior to the end of the last day of each year and
                                        9

                           EQUITY GROWTH SYSTEMS, inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  September 30, 1998

NOTE 4 - EMPLOYMENT AGREEMENT (Continued)

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

                           EQUITY GROWTH SYSTEMS, inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  September 30, 1998

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

NOTE 7 - MORTGAGES                          September 30,   September 30,
                                                   1998       1997
                                                  -------    -------

       Mortgages consist of the following:

       Subordinate "wrap" mortgage receivables:
       (a) Nevada/California Property 12.9041   $  609,567  $ 703,842
       (b) Oregon Property             9.080%      549,290     602,960
                                                ----------  ----------
                                                 1,158,857   1,306,802
           Less: Current Portion                  154,151     147,945
                                                ----------  ----------
                                                $1,004,706  $1,158,857
                                                ==========  ==========

       Original Mortgages Payable:
       (a) Nevada/California Property  9.750%   $  541,290  $ 678,694
       (b) Oregon Property             9.750%      497,757     566,774
                                                 ----------  ----------
                                                 1,039,125   1,245,468
           Less: Current Portion                   181,636     160,773
                                                 ----------  ----------
                                                  $ 857,489  $1,084,695
                                                 ==========  ==========

                           EQUITY GROWTH SYSTEMS, inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  September 30, 1998

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

NOTE 8 - NOTES RECEIVABLE
                                                      1998     1997
                Nevada/California Property
                 Quarterly payments of $868.55
                4% above prime, currently 12.40%
                original amount $63,000             $165,866  $149,170

                Oregon
                Quarterly payments of $501.13
                4% above prime, currently 12.40%
                original amount $38,742

    104,863    95,442
                                     --------  --------
                                    270,729   244,612
      Less Current Portion            5,480     5,480
                                    --------  --------
                                     $265,249  $239,132
                                    ========  ========

NOTE 9 - NOTE PAYABLE

     A secured note payable including accrued interest, due on demand on interest payable quarterly at a rate of 10% per annum. This loan was assumed by the Company as part of the asset acquisition. The note has a cumulative interest clause on any short fall in payment being added to the original principal amount of $104,000
                                                    $155,932  $105,500
                                                    ========  ========

                           EQUITY GROWTH SYSTEMS, inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  September 30, 1998

NOTE 10 - INCOME TAXES
     As discussed in Note 1, the Company has applied the provisions of Statement 109.

     The significant components of deferred income tax expense benefit for the years ended September 30, 1998 and 1997 arising from net operating losses as follows:

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

                           EQUITY GROWTH SYSTEMS, inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  September 30, 1998


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

     B. The Company was also in default of the mortgage on the property located in Memphis, Tennessee because it could not satisfy the balloon payment, in the original amount of $875,300, that was due on December 31, 1996. ($174,801 at 12/31/96). The mortgage holder (Lutheran Brotherhood) had refused to renegotiate or extend the term of the mortgage and would not accept any further amortization payments from the lessor of the underlying lease, other than the one made in December, 1996, which was based upon the old repayment schedule's terms.

     Through August 1997, the Company had received funds from Sun West N.O.P., the lessor on the underlying lease, which represented the monthly rent payments made on such lease ($4,609.38) by the tenant of the Memphis Property. Because the mortgage holder could not accept any amortization payments on their matured loan from Sun West N.O.P., the Company was using such proceeds to reduce the related wrap mortgage receivable. In August of 1997, the mortgage holder foreclosed on the mortgage payable, which resulted in a foreclosure sale of the Memphis, Tennessee property. As a result of these events of foreclosure, the Company wrote off the balance on the mortgage payable and the related wrap mortgage receivable ($251,722) and promissory note receivable ($93,686) at December 31, 1996. (See note 7 and 8).
                                       14

                           EQUITY GROWTH SYSTEMS, inc.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
     During the six months ended September 30, 1998, the registrant reported income of approximately $81,000 as compared to income from all sources of $113,000 during the prior six months ended.

     During the six months ended September 30, 1998, the registrant's cost of revenue was approximately $99,000 as compared $232,000 during the prior six months ended. The decrease was attributable to the decrease in interest expense.

     During the six months ended September 30, 1998, the registrant reported a net income of approximately ($18,000) or $(.005) per share, compared to ($119,000) or $(0.032) per share prior to six months ended. The $101,000 in net loss reflects the decrease in cost of operations.

Liquidity and Capital Resources

     As of September 30, 1998, the registrant has a working capital position of approximately ($195,000) as compared to a working capital position of ($130,000) as of September 30, 1997. This reflects the write off of the Tennessee and Kansas wrap around mortgages, notes receivable and underlying mortgages. To date, the cash flow generated from operations have been adequate to meet the registrant's mortgage obligations. A shareholder has been contributing funds to meet various general and administrative expenses required to fulfill all of the registrant's obligations. No officer of the registrant has been receiving or accruing compensation at this time.

Part II -- Other Information

     As a material subsequent event, as of December 9, 1998, the Company has changed it's office address and office telephone. The Company will be sharing space at the office of the Registrant's Secretary and General Counsel at no cost for the use of space until June 30, 1999. The new address for the Company is Equity Growth Systems, inc. 1941 SE 51st Terrace, Suite 800; Ocala, Florida 34471. Telephone is 352-694-6714.

Item I.  Legal Proceedings

     The Company is currently not a party to any legal proceedings. Although the Company is not a party to the following proceedings directly, they have been involved in real estate located in Kansas and Tennessee in which the Company has an interest.

     A. First Ken-Co Properties, Inc., v Safeway Stores, Inc., case number 96351021/CL221148, in the Circuit Court for Baltimore County, Maryland (the "Maryland Case"); and, Associated Wholesale Grocers, Inc., v San Safe Associates, et. al., case number 97-2072-JWL, in the United States District Court for the District of Kansas (the "Kansas Case"), and First Ken Co Properties, Inc. v. J.J. Martin, et. al., case number 98-007033-CC130 in the Circuit Court of Maryland for Baltimore City, ("Baltimore City Case"). The above mentioned legal matters are discussed in detail in the 10-KSB for 1997 under legal proceedings.

    In summary, On October 20, 1997, the various parties to a wrap around mortgage transaction with the Company and the current tenant agreed to settle, but certain parties reserved claims against each other. The settlement calls for a payment from the current tenant of $150,000 in exchange for the transfer of a clear and free title of the underlying real estate. The mortgage holder Fleet National Bank received $52,000 and the balance to be held in escrow between the other parties. The Company holds the position that the ultimate disbursement of a substantial portion of these escrowed funds should be earmarked for the reduction of the wrap around mortgage and promissory note receivable.

     A lawsuit was filed January 7, 1998, entitled, First Ken-Co Properties, Inc., v. J.J. Martin, et. al., case No. 98-007033-CC130 in the Circuit Court of Maryland for Baltimore City a copy of which is attached as an Exhibit to 10-KSB for 1996.

     The Baltimore City lawsuit is a Complaint for Declaratory Judgment by First Ken-Co Properties, Inc. against certain limited partners of San Safe Limited Partnership, a Maryland Limited Partnership for the purposes of determining whether San Safe is entitled to receive any monies from the Escrow Fund in view of the default in the secured promissory note. The Complaint also alleges that an actual controversy exists between the parties as to whether First Ken-Co is entitled to receive any further monies by way of accounting and damages from the Limited Partners of San Safe by reasons of their acts and omissions causing loss to the property and assets of San Safe.

     The attorney for Ken-Co is Attorney David Albright. The filing clerk of the Circuit Court of Maryland for Baltimore City has orally represented that there has been no activity in this file since the filing of the case in January, 1998:
No service on Defendants; no responsive pleadings, no Defaults entered. The condition of this litigation is unknown. The clerk also informed our office that unless action is taken by January 7, 1999, the case will be dismissed for lack of prosecution.

     B. The Company was also in default of the mortgage on the property located in Memphis, Tennessee because it could not satisfy the balloon payment, in the original amount of $875,300, that was due on December 31, 1996. ($174,801 at 12/31/96). The mortgage holder (Lutheran Brotherhood) had refused to renegotiate or extend the term of the mortgage and would not accept any further amortization payments from the lessor of the underlying lease, other than the one made in December, 1996, which was based upon the old repayment schedule's terms. The above mentioned legal matters are discussed in detail in the 10KSB for 1997 under legal proceedings.

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

     C. Through August 1997, the Company had received funds from Sun West N.O.P., the lessor on the underlying lease, which represented the monthly rent payments made on such lease ($4,609.38) by the tenant of the Memphis Property. Because the mortgage holder could not accept any amortization payments on their matured loan from Sun West N.O.P., the Company was using such proceeds to reduce the related wrap mortgage receivable. In August of 1997, the mortgage holder foreclosed on the mortgage payable, which resulted in a foreclosure sale of the Memphis, Tennessee property. As a result of these events of foreclosure, the Company wrote off the balance on the mortgage payable and the related wrap mortgage receivable ($251,722) and promissory note receivable ($93,686) at December 31, 1996. (See note 7 and 8).

     D. During August of 1997, Mr. Gene R. Moffitt resigned as the Registrant's President, Asset Manager and Chief Operating Officer of the Registrant. It is the Company's position that this resignation violated the terms of his employment and acquisition agreements, the Registrant is of the opinion that Mr. Moffitt should voluntarily return all of the Registrant's common stock that has been issued to him. Should such securities not be voluntarily returned, the Registrant would probably sue Mr. Moffitt for its return alleging breach of contract.

     E. The Board of Directors of the Registrant dismissed and removed Rafi Weiss from the position of Senior Vice President of Acquisitions. For whatever reason, known only to Mr. Weiss, he failed or refused to cooperate with counsel in an effort to prepare a basic due diligence package concerning this filing. A copy of the Board of Director's Resolution is attached as an Exhibit to form 10-KSB for the year ending December 31, 1996.
Item 2.  Changes in Securities and Use of Proceeds

     (a) As a material subsequent event, during the period commencing November 1, 1998 and ending on or about November 20, 1998, the Registrant issued 1,750,000 shares of its common stock at a price of $0.02 per share (a total of $35,000) to the persons listed below, in order to pay certain obligations required to be discharged in order to induce the Registrant's recently elected officers and directors to become associated with the Registrant, and in order to secure the assistance of the subscribers in restructuring the Registrant's operations and strategic plans, required as a result of the medical emergency suffered by Edward Granville-Smith, until recently the Registrant's sole director and chief executive officer. No underwriter was used, nor were commissions paid or offering expenses incurred.

Name                                  Shares     Consideration  Exemption

Blue Lake Capital Corp. (1)             630,000   $12,600          4(6)
The Yankee Companies, Inc. (1)(2)       435,000   $ 8,750          4(6)
Michelle Tucker, custodian
       For Shayna Tucker, a minor       108,750   $ 2,175          4(6)
Michelle Tucker, custodian
       For Montana Tucker, a minor      108,750   $ 2,175          4(6)
The Calvo Family Spendthrift
   Trust(2)                             217,500   $ 4,350          4(6)
G. Richard Chamberlin, Esquire(3)       125,000   $ 2,500          4(6)
Penny Field (3)                           62,500  $ 1,250          4(6)
Anthony Q. Joffe (3)                      62,500  $ 1,250          4(6)
     _______
(1) Blue Lake Capital Corp., is owned by Mrs. Tucker, whose husband owns 50% of the Yankee Companies, Inc..
(2) The Yankee Companies, Inc., is owned 50% by members of the Tucker family and 50% by the Calvo Family Spendthrift Trust.
(3)  Recently elected member of the Registrant's Board of Directors.

Item 3.   Defaults upon Senior Securities

     The Registrant has no senior securities nor is it directly a debtor under any mortgages. However, the Registrant has a beneficial interest in certain properties, or resulting from certain properties, where third parties are obligors under mortgages and in certain cases the status of such mortgages, or interest pertaining to said mortgages are foreclosed, disputed or in litigation. See litigation above and also litigation in 10-KSB for 1997.

Item 5.  Other Information

     The following information is presented under the Item Number designations of SEC Form 8-K.

  Item 1.     Change in Control of Registrant

     A    Director and CEO Incapacity

     During October of 1998, Edward Granville-Smith, then the Registrant's sole director and chief executive officer started negotiations with principals of the Yankee Companies, Inc., to obtain its assistance in recruiting additional officers and directors, arranging for funding and helping to develop an expanded strategic business plan, based on Mr. Granville-Smith's concern that his personal health problems were impeding his ability to adequately manage the Registrant's operations.

     Based on Mr. Granville-Smith's oral assurances, the Yankee Companies, Inc., contacted a number of persons willing to become materially involved in the Registrant's operations, and, on November 6, 1998, Mr. Granville-Smith, as the Registrant's sole director, elected the following persons as members of the Registrant's Board of Directors: Charles J. Scimeca (the Registrant's secretary), Penny Field, Anthony Q. Joffe and G. Richard Chamberlin (formerly the Registrant's securities counsel). On November 13, 1998, after learning that Mr. Granville-Smith, had been incapacitated, Mr. Scimeca, at the suggestion of Mr. Chamberlin, called a special meeting of the Board of Directors, in order to replace Mr. Granville-Smith as the Registrant's president and chief executive officer, principally in order to assure that the Registrant could file this quarterly report within a reasonable time after its due date. At such meeting, Mr. Scimeca was elected as the acting president and Mr. Chamberlin was elected as the acting secretary. In addition, the Board voted to reorganize the Registrant by reorganizing as a holding company, to ratify the subscription agreements disclosed in this report, to enter into a formal consulting agreement with the Yankee Companies, Inc., and to enter into a settlement agreement with Mr. Granville-Smith, as a result of which all his current agreements with the Registrant would be terminated. All agreements other than the settlement agreement have been entered into. The settlement agreement is being negotiated with Mr. Granville-Smith's son, inlight of Mr. Granville-Smith's incapcity, and a number of issues remain largely based on lack of familiarity with underlying facts. Consequently, no assurances can be provided as to whether or not the settlement agreement will be entered into as proposed or at all. In the event that no settlement is reached with Mr. Granville-Smith, then the Registrant's Board of Directors would probably seek to resolve the issues involved (together with other open issues involving other creditors and former principals of the Registrant) in a reorganization under Chapter 11 of the United States Bankruptcy Code.

     Copies of the minutes of the Board of Directors' meetings of November 6, 1998 and November 13, 1998, the subscription agreements, the Yankee Companies, Inc., agreement and the proposed settlement agreement with Mr. Granville-Smith are filed as exhibits to this report.

     B.   Biographies of New Directors and Officers

     Charges J. Scimeca, age 54, serves as the acting president and as a director of the Registrant. Since 1982 he has been a licensed real estate broker. He is managing director of Coast to coast Realty Group, Inc., located in Sarasota, Florida. The company is involved in residential and commercial real estate development as well as general real estate brokerage and business acquisition. He has been involved in real estate transactions totaling over one billion dollars, representing Fortune 500 clients, such as , Equitable Life Insurance Company, Walt Disney Corporation, Paramount Studios and TRW Real Estate Group. From 1980 until 1982, Mr. Scimeca was on sabbatical, exploring business opportunities in various industries. From 1975 until 1980, Mr. Scimeca served as chief operating officer for Andy Frain Maintenance & Security, Inc., headquartered in Chicago, Illinois. His responsibilities included budgeting and implementing cleaning services for high rise office, retail and industrial properties for such notable clients as Standard Brands, JMB Realty, John Hancock Insurance Company and other Fortune 500 companies. From 1965 until 1975, Mr. Scimeca was the owner and manager of the Mecca Restaurant, a full-service family owned multi-unit restaurant business headquartered in Chicago, Illinois. He is a member of the Clearwater, Sarasota and Manatee County Association of Realtors, the International Council of Shopping Centers and other local, regional and national real estate and mortgage related organizations. He holds a degree in Business Administration.

     G. Richard Chamberlin. age 52, has since November 1998, served as the Registrant's secretary, as a member of it's Board of Directors (in which he serves as Chairman) and also as it's general counsel. From 1973 to 1974 he served as Trust Officer with Central Bank & Trust Company, Jonesboro, Georgia. Mr. Chamberlin is a practicing attorney and is a member of the Georgia Bar, (since 1974), and the Florida Bar, (since 1990). He is also a member of the Bars for the Federal District Court for the Northern District of Georgia, (since
1974) and the Federal District Court for the Northern District of Florida (since
1995), the Court of Appeals for the State of Georgia, (since 1974) and the Supreme Court for the State of Georgia (since 1974). Mr. Chamberlin is also a member of the Bar for the Eleventh District Court of Appeals, (since 1982). He is a graduate of Eastern Military Academy, Huntington, New York (College Prep Diploma, 1964); The Citadel, The Military College of South Carolina, (B.A., political science, 1968); and the University of Georgia School of Law, (J.D.,
1971). Mr. Chamberlin earned a Certificate from the American Bankers Association, National Trust School, (1974). Mr. Chamberlin is a two term former member of the Georgia House of Representatives, (1979-1983). In the State House, Mr. Chamberlin served on the Following committees: House Journal Committee, Natural Resources Committee, Special Judiciary Committee and Labor Committee. He is a former member of the Counsel for National Policy. He is the founder of the Georgia Roundtable, Inc., and served as President from 1981 to 1986.; He is the founder of the Georgia Heritage Foundation, and served as President from 1982 to 1986. He is the former Principal of Soul's Harbor Christian Academy, Belleview, Florida, (1990-1992). Mr. Chamberlin served as National Music Chairman for the Religious Roundtable, Inc. at the premier event known as the 1992 National Affairs Briefing in Dallas, Texas wherein President George Bush was the keynote speaker.

     Mr. Chamberlin has received Resolutions of Commendation from the House of Representatives for the Commonwealth of Kentucky, (1985) and from the House of Representatives for the State of Georgia, (1982). He presently serves as President of the Citadel Club of Central Florida, Inc.. Mr. Chamberlin is former president and director for Atrieties Development Company, Inc., a publicly held corporation involved in the real estate industry, (1986-87), and has held licenses as a real estate agent, (Georgia and Florida).

     Penny Adams Field,  age 43,  since  November,  1998,  serves as a member of
Registrant's Board of Directors.. Penny Adams Field is a principal and co-founder of Executive Concepts, a management consulting and investment banking advisory firm. Ms. Adams Field has technical expertise in designing and implementing financial management systems, acquisition and divestiture models, cash flow management, information systems assessment and implementations, and operational and cost system audits. Her background in strategic planning, performance measurement, comprehensive business planning, and cost structure analysis add to the breadth and depth of the Executive Concepts team skills. Ms. Adams Field is an experienced and accredited business valuation specialist and is a member of the Institute of Business Appraisers. She serves on numerous not-for- profit and corporate boards. As a management consultant, Ms. Adams Field has consulted with firms such as Monsanto, Mallinckrodt, McDonnell-Douglas, MEMC Electronic Materials Company, Maytag, Mark Andy, CyberTel, and numerous other small firms in the healthcare, manufacturing, construction, and service industries. Prior to founding Executive Concepts, Ms. Adams Field was an administrator for the John M. Olin School of Business at Washington University in St. Louis, where she helped to establish the Executive Programs division. Her responsibilities included program development in the Far East. Previous to her administrative role she served at a full-time accounting faculty instructing in financial accounting and cost management for undergraduate and graduate programs at the Olin School.

     Prior to graduate study at Washington University, Ms. Adams Field worked in healthcare administration and banking, including positions at Childrens' Hospital National Medical Center in Washington, D.C. and Harris Bank in Chicago. After earning a B.B.A. in Accounting and Finance, Ms. Adams Field earned her M.B.A. from the Olin School of Business at Washington University in St. Louis. Ms. Adams Field also posted several hours of Ph.D. level coursework in accounting and finance prior to making a full-time commitment to consulting.

     Anthony Q. Joffe, age 56, since November, 1998, serves as a member of Registrant's Board of Directors. Mr. Joffe holds a degree in Aeronautical Engineering Management from Boston University, Boston, Massachusetts. Subsequent to his graduation, Mr. Joffe was employed as the Quality Control Manager for Cognitronics Corporation, a computer manufacturer, where he was responsible for overseeing the U.S. Air Force compliance testing program as well as normal day-to-day management. In 1967, Mr. Joffe was employed by General Electric as a production engineer in the insulating materials field. In 1970, Mr. Joffe was employed by King's Electronics, a RF coaxial connector manufacturer, where he was responsible for major accounts and guided the field sales force.

     In 1973, Mr. Joffe was one of the founders and Vice-President of J.S. Love Associates, Inc., a commodity brokerage house no longer in operation (then headquartered in New York City). In 1976, Mr. Joffe formed and served as President and Chief Operating Officer of London Futures, Ltd., a commodity broker with 275 employees in nine offices. London Futures, Ltd. was closed in 1979 and Mr. Joffe moved to Florida. From 1979 until 1986, Mr. Joffe was Vice President of Gramco Holdings, Inc. (and its predecessor companies), a firm which owned and operated a variety of companies. These companies included five cemeteries and funeral homes in Broward County, Florida, a 33 acre marina, a general contracting company, a boat title insurance underwriting firm, three restaurants, a real estate brokerage company, a mortgage brokerage company and a leasing company. His responsibilities involved supervision of the day-to-day operations and new business development. From 1986 to 1991, Mr. Joffe served as consultant and/or principal to a variety of small businesses in the South Florida area. In 1989 Mr. Joffe became President of Windy City Capital Corp., a small publicly traded, reported company that was originally formed as a "blind pool" for the express purpose of finding an acquisition candidate. Eventually, a reverse merger was consummated with a computer software company from
Pennsylvania. Mr. Joffe then took the position of President of Rare Earth Metals, Inc. (and its predecessor companies), a small publicly traded company which has purchased Spinecare, Inc. a medical clinic in New York. Spinecare changed its name to Americare Health Group and relocated its state domicile to Delaware. Since March of 1993, Mr. Joffe has performed consulting services for First Commodities, Inc., an Atlanta based commodities firm, and has been involved in fund raising for the Multiple Sclerosis Foundation. He also assisted Digital Interactive Associates and IVDS Partnership with financial affairs in conjunction with their successful bid to the Federal Communications Commission for licenses in the cities of Atlanta, Georgia, Minneapolis/St. Paul, Minnesota, and Kansas City, Missouri. Mr. Joffe served as the interim president of Madison Sports & Entertainment Group, Inc., a publicly held Utah corporation then headquartered in Fort Lauderdale, Florida, from September 1, 1994, until February 16, 1994, at which time he became its vice president and vice chairman, chief operating officer, treasurer and chief financial officer until he resigned in 1996. Since 1996, he has founded a boat financing company and joined NorthStar Capital ("Northstar") as Managing Director. NorthStar is an investment banking firm with offices in Stamford, Connecticut and Boca Raton, Florida which specializes in assisting small to mid size private and publicly traded companies with business and financial planning; acquisition and divestiture; financial public relations and market position advice; and, treasury services.
                                    22

     E. Granville-Smith, Jr., age 66, is member of Registrant's Board of Directors. He was President of Equity Growth Systems, Inc., a Registrant specializing in structuring and marketing mortgage backed securities as well as the acquisition of select commercial real estate for its own account. From 1981 to the present, he has been a real estate consultant and principal involved in various aspects of commercial real estate financing and syndication, both internationally and domestically. One primary accomplishment during this period was the successful sale of the real estate assets of some twenty-nine limited partnerships to both domestic and foreign investors. From 1972 through 1980, he was Chairman of the Board, Chief Executive Officer and President of United Equity Corporation, a Registrant which was primarily involved in the structuring, financing and marketing, through the syndication of various tax incentive ventures with an aggregate valuation in excess of $100 million. From 1959 through 1972, Mr. Granville-Smith, Jr. built the Washington Insurance Agency, Inc., and became the Chairman of one of the top one percent of insurance brokerage houses in the Washington area.

     Mr. Granville-Smith, attended Brown University from September, 1951 through June, 1952 at which time he entered the United States Marine Corps. Upon discharge from the Marine Corps in 1955, he enrolled in the Georgetown University School of Foreign Service and graduated in June of 1959 with a B.S.F.S. degree. Mr. Granville-Smith's professional affiliations include CLU and CPCL.

 Item 2.  Acquisition or Disposition of Assets

  A.   Reorganization as Holding Company

     The Registrant's Board of Directors have authorized the reorganization of the Registrant as a holding company, with all current operations conducted through a wholly owned operating subsidiary. It is anticipated by the Board of Directors that the Registrant will seek to acquire additional operating subsidiaries, with the assistance of its newly elected Directors and the Yankee Companies, Inc.

  B.   New Strategic Plan

     The Registrant has retained the Yankee Companies to assist it in developing and implementing a new strategic plan. The Yankee Companies has suggested that the Registrant's activities be divided into three different areas. First, that the current real estate operations be segregated in a new subsidiary, to be presided over by Mr. Scimeca, the Registrant's president. Second, that the Registrant's new management and directors provide consulting services to third parties that desire to attain public trading status by assisting them in preparation of Forms 10 and 10-SB in exchange for securities to be distributed directly by the client issuer to the Registrant's stockholders. Third, that the Registrant acquire operating companies that could benefit from the Registrant's public trading status and from the experience of the Registrant's directors.

     The Yankee Companies have also indicated that in light of the incapacity of Mr. Granville-Smith, the Registrant's ability to continue its prior operations will be impaired unless new management is able to obtain detailed information of such operations and to resolve a number of factual questions concerning such operation, including the matters currently in litigation. The Yankee Companies have suggested to the Registrant's Board of Directors that a proceeding under Chapter 11 of the Federal Bankruptcy Code would be the most effective and definitive manner for attaining such goal and the Board is considering and evaluating such proposal.

   Item 5.Other Events

     The Registrant's Board of Directors were advised that the Registrant's Bylaws on file with the Securities and Exchange Commission had been replaced at an unknown date and were provided with a copy thereof. Minutes of such replacement were not available, consequently, a special meeting of the Board was held and the subject Bylaws were ratified. A copy of the amended and restated bylaws are filed herewith.

Item 6.    Index of Exhibits

Exhibit     Page Description
3.2         __   Amended & Restated Bylaws as of December, 1998.
10.22       __   Recent stock subscription agreements
10.23       __   Consulting agreement with the Yankee Companies
10.24       __   Recent settlements and releases with creditors
10.25       __   Proposed Settlement agreement and release with
                 Mr. Granville-Smith
10.26       __   Stock purchase option agreement with Mr. Scimeca
99.12       __   Written Consent in Lieu of Special Meeting of Board of
                 Directors for November 6, 1998
99.13       __   Minutes of Special Meeting of Board of Directors for
                 November 27, 1998
99.14       __   Minutes of Special Meeting of Board of Directors for
                 December 8, 1998
99.15       __   Amended Notice Special Meeting of Board of Directors
                 for December 8, 1998
99.16       __   Minutes of Special Meeting of Board of Directors Part 1,
                 for December 11, 1998
99.17       __   Notice of Special Meeting of Board of Directors for
                 December 11, 1998
99.18       __   Minutes of Special Meeting of Board of Directors Part 2,
                 for December 11, 1998

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.
                                        Equity Growth Systems, inc.

Dated: December 14, 1998

                                        /s/ Charles J. Scimeca
                                      --------------------------
                                        Charles J. Scimeca
                                        President
                                    25