Form 10QSB
period 1999-03-31
EQUITY GROWTH SYSTEMS INC /DE/
filed 1999-05-18
CIK 50471

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 205490.
                                  FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999
                                       OR
    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                      ACT
                                    OF 1934

            For the transition period from_________ to_____________

                         Commission file number 0-3718

                          Equity Growth Systems, inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                              Delaware 11-2050317
                              -------- ----------
          (State or other jurisdiction of (IRS Employer Identification incorporation or organization) Number)


                8001 DeSoto Woods Drive; Sarasota, Florida 34243
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (941) 358-8182
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  No  X

         As of March 31, 1999, the registrant had outstanding 5,991,148 shares of Common Stock, par value $0.01.

                 Transitional Small Business Disclosure Format:

                                    Yes No X

                          EQUITY GROWTH SYSTEMS, inc.

                                     Index



                                                                  Page
                                                                  ----

Part I - Financial Information

Item 1.  Financial Statements

         Management's Compilation Report .......................... 2

         Balance Sheets ............................................3

         Statements Income and Accumulated Deficit..........        4

         Statements of Shareholders' Equity.............            5

         Statements of Cash Flows...................................6

         Notes to Financial Statements..............................7-14

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................... 15


Signatures...................................................       16

                        Management's Compilation Report

To the Shareholders
Equity Growth Systems, inc.

     Management has compiled the accompanying balance sheet of Equity Growth Systems, inc. as of March 31, 1999 and 1998 and the related statements of income and retained earnings and cash flows for the three months ended. The compilation is limited to presenting information in the form of financial statements that is solely the representation of management. These statements have not been audited or reviewed and do not carry the opinion of an auditor or any other form of assurance.

Signed,

/s/ Charles J. Scimeca /s/
-------------------------
Charles J. Scimeca, President

May 14, 1999

                           EQUITY GROWTH SYSTEMS, inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                             March 31, 1999 AND 1998

                                             1999          1998
                                        A S S E T S

CURRENT ASSETS

 Cash and cash equivalents ...........    $   5,526     $     7

 Mortgage receivable, current portion
       (Note 7) .........................      --           98,000

 Promissory notes, current portion ......     --            5,480
       (Note 8)
                                         -----------    -----------
 TOTAL CURRENT ASSETS ...................    5,526        223,960
   OTHER ASSETS
    Mortgages receivable (Note 7) .......     --          113,573
    Promissory notes (Note 8) ...........     --          251,831
    Interest receivable .................     --           49,031
                                          -----------    -----------
      TOTAL OTHER ASSETS ................       --        1,414,435
                                          -----------    -----------
     TOTAL ASSETS .......................$     5,526    $   638,395
                                          ===========    ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES
    Accounts payable and other current
     liabilities (Note 3) .............. $    10,401    $    17,012

   Mortgage payable, current portion ...        --          173,095
      (Note 7)

   Note payable ........................        --          138,874

                                           -----------    -----------
  TOTAL CURRENT LIABILITIES ............      10,401        328,981

  LONG-TERM LIABILITIES
    Mortgage payable (Note 7) ..........        --          950,530
                                           -----------    -----------
   TOTAL LIABILITIES ...................       10,401      1,279,511
                                           -----------    -----------

   SHAREHOLDERS' EQUITY (Note 13)
    Preferred stock-no par value authoriz-
     ed-5,000,000 shares; zero issued and
     outstanding ..........................     --             --

    Common stock-$.01 par value author-
     ized-20,000,000 shares; issued and
     outstanding-5,911,148 shares in 1999
     and 3,826,148 in 1998 ................   59,911         38,261

    Capital in excess of par value ........  2,914,395      2,891,645

   Accumulated deficit prior to December
   31, 1998 ............................... (2,965,785)      (571,022)

   Accumulated deficit from inception of
   Development stage on December 31, 1998 ..  (13,396)          --
                                            -----------    -----------
      TOTAL SHAREHOLDERS' EQUITY ...........   (4,875)       358,884
                                            -----------    -----------
      TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY ..............................$     5,526    $   638,395
                                            ===========    ===========


                      Read Management's Compilation Report

   The accompanying notes are an integral part of these financial statements.

                           EQUITY GROWTH SYSTEMS, inc.
                          (A Development Stage Company)
                          CONDENSED STATEMENT OF INCOME
                             AND ACCUMULATED DEFICIT

                                                       (Discontinued Operations)
                                  Three Months Ended   Three Months Ended
                                   March 31, 1999         March 31,1998
                                 --------------------    ------------------
      Income ..............................     $      -0-     $    40,357

       General and Adminis-
       trative Expenses ...................          8,396          46,109
                                               -----------     -----------

       Net Income (Loss)
       Before Provisions for
       Income Taxes .......................         (8,396)         (5,752)
         Provisions for Income
     Taxes Note (10) ......................            -0-             -0-
                                               -----------     -----------
         Net Income (Loss) from
          Continuing Operations ...........         (8,936)         (5,752)
         Discontinued Operations:
              Settlement/Consulting Fee ...         (5,000)            -0-

         Net Loss .........................        (13,396)         (5,752)

        Accumulated Deficit-
        Beginning .........................            -0-      (2,565,270)
                                               ===========     ===========

        Accumulated Deficit-
        Ending ............................        (13,396)     (2,571,022)
                                               ===========     ===========

         Basic Loss Per Share .............        (0.0032)         (0.002)

         Weighted Average of
         Shares Outstanding ...............       4,174,778      3,826,148

         Fully Diluted Loss Per Share .....        (0.0032)            -0-

         Fully Diluted Average
         Shares Outstanding ...............         4,222,191          -0-


                      Read Management's Compilation Report

   The accompanying notes are an integral part of these financial statements.

                           EQUITY GROWTH SYSTEMS, inc.
                          (A Development Stage Company)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 March 31, 1999

                                                Capital in
                         No. of      Common     Excess of    Accumulated
                         Shares      Stock      Par Value    Deficit


Balances
January 1, 1997 ...... 3,771,148     37,711     2,892,195     (2,492,327)

Common Stock Issued ... 55,000          550           550

Net (loss) for the
year ended December
31, 1997 ............                                            (72,043)
                     -----------    -----------   -----------   -----------

Balances, December     3,826,148        38,261      2,892,745    (2,566,370)
31, 1997

Common Stock Issued ...415,000           4,150       4,150            -0-
(Services) at $0.02
Per Share

Common Stock Issued
(Cash) at $0.02
Per Share              1,750,000       17,500         17,500          -0-

Net (loss) for the
year ended December
31, 1998 ..................                                         (399,415)
                      -----------    -----------   -----------    -----------
Balances, December
31, 1998 ............. 5,991,148    $    59,911   $ 2,914,395     $(2,965,785)

Common Stock Issued ....    -0-

Net income for the
three months ended
March 31, 1999 .........                                            (13,396)
                      -----------   -----------    -----------     ------------
Balances
March 31, 1999 ....... 5,991,148    $    59,911   $ 2,914,395      $(2,979,181)
                      ===========    ===========   ===========    ===========

                      Read Management's Compilation Report

The accompanying notes are an integral part of these financial statements.

                           EQUITY GROWTH SYSTEMS, inc.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS


                 FOR THE THREE MONTHS ENDED March 31, 1999 AND 1998

                                               1999        1998


Cash Flows From Operating Activities:
 Net Profit (Loss) .......................   $(13,396)   $ (5,752)

Adjustments to Reconcile Net Profit (Loss)
 to Net Cash Used for Operating
  Depreciation ...........................       --          --
  Decrease in other receivable ...........       --           580
  Decrease in mortgages and notes
   receivable ............................       --
                                                           30,500
  Increase (decrease) in accounts
   payable and current liabilities .......      5,740
                                                           12,012
  Increase (decrease) in mortgage
   and notes payable .....................       --       (37,333)
                                             --------    --------

  Net Cash Provided (Used) by Operations .     (7,656)          7
                                              --------   --------
Cash Flows From Financial Activities
 Capital stock issued                            -             -
 Additional paid in capital                      -             -
                                             --------    --------
 Net Cash Provided by Financial
   Activities                                    -             -
                                             --------    --------

 Net Increase (Decrease) in Cash               (7,656)          7

    Cash-Beginning of Year .................    13,182        --
                                             --------    --------

  Cash-End of Period .....................   $  5,526    $      7
                                             ========    ========
Supplemental Cash Flows Information
 Cash paid for interest ..................   $   --      $ 33,138
                                             ========    ========


                      Read Management's Compilation Report

   The accompanying notes are an integral part of these financial statements.

                           EQUITY GROWTH SYSTEMS, inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999

A copy of the audited financial statements and footnotes for the period ending December 31, 1998 was included in the 10-KSB filed by the Registrant with the Commission on May 17, 1999 and are incorporated by reference as exhibits to this report, as permitted by SEC Rule 12b-23.


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business and Organization

     The Company (formerly known as InfoTech, Inc.) was organized under the laws of the State of Delaware on December 8, 1964. The principal business of the Company was specializing in structuring and marketing mortgaged backed securities as well as, the acquisition of select commercial real estate for its own account. Effective December 31, 1998 the Company discontinued the mortgage business and was reclassified as a development stage company.

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

     The Company maintains cash and cash equivalent balances at a financial institution which is insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 1999 there is no concentration of credit risk from uninsured bank balances.

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

                           EQUITY GROWTH SYSTEMS, inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has net operating loss carryovers in excess of $2,000,000 which expire by the year 2013. There is no reasonable expectation that the carryover will be utilizable in the future.

     Basic Loss Per Shares

     Primary basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. The number of shares used for the three months ended March 31, 1999 and 1998 were 4,174,778 and 3,826,148, respectively.

     Fully Diluted Loss Per Shares

     Fully diluted loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the shares that would be outstanding if all stock options were exercised. The number of shares used for the three months ended March 31, 1999 was 4,222,191. No fully diluted loss per common share was calculated for March 31, 1998.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

                                                     1998
           Equipment                              $ 2,022
                                                   -------

           Less: Accumulated depreciation          (2,022)
                                                       -
                                                   =======


     Depreciation expense charged during 1999 and 1998 was $-0- and $-0-, respectively.

NOTE 3 - SETTLEMENT WITH CREDITORS

     On November 28, 1998, the Company offered 150,000 shares of its common stock in consideration for cancellation of debt for legal an advisory services. The settlement was based on a stock valuation of $1.00 per share; however, in light of Mr. Granville-Smith's termination of the Registrant's business operations, the settlement agreement was amended, writing off consulting fees and resulting in reduction in the valuation of the payment to only $3,000.00 (the cost associated therewith). The stock transfer is expected to be completed early in the second quarter of 1999.

                           EQUITY GROWTH SYSTEMS, inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999


NOTE 4 - SETTLEMENT AGREEMENT

    Granville-Smith Jr. Recission Settlement Agreement

    On March 22, 1999 the Registrant's former president, Edward Granville-Smith, rescinded by agreement all employment, consulting and creditor agreements and the following transactions described in previous reports on 10-KSB by the Registrant and on previous filing with the Securities and Exchange Commission as follows:

    "During March of 1995, the Registrant's Board of Directors elected Edward Granville-Smith, then president of KSG (then operating as EGSI), to the Registrant's Board of Directors, after which, all directors other than Mr. Granville-Smith resigned. Mr. Granville-Smith, as the sole director, elected himself as president, chief executive officer and chairman of the Registrant's Board of Directors. Thereafter, Mr. Granville-Smith, as the sole stockholder, officer and director of Milpitas Investors, Inc., a Delaware corporation ("Milpitas"), caused Milpitas to assign interests of four leases involving five separate leased parcels of real estate (one lease covers two parcels), four promissory notes secured by mortgages on real estate leased to third parties, in each case subject to mortgages to third parties and four demand notes with an aggregate original principal balance of approximately $160,000, to the Registrant in exchange for 1,616,000 shares of the Registrant's common stock $0.01 par value. The demand notes are subject to an arrangement with Mr. Jerry
C. Spellman (which the Registrant has agreed to honor) whereby payments thereon are used to repay a $100,000 loan by Mr. Spellman to a former holder. Milpitas thereafter distributed such stock to Granville-Smith Trust, which thereafter transferred to K. Walker, Ltd., a Bahamian corporation (affiliated with Mr. Granville-Smith) and Bolina Trading Registrant, A Panamanian Corporation and/or the WEFT Trust, (affiliated with Jerry C. Spellman)."

     Spellman General Release

     On March 22, 1999, Mr. Jerry C. Spellman, on his own behalf and on behalf of Bolina Trading Registrant, A Panamanian Corporation, also known as Bolina Trading Registrant, A Panamanian Corporation, and Bolena Trading Corporation, S.A., Panamanian Corporation, and WEFT Trust signed and executed for the protection of the Company a general release.

                           EQUITY GROWTH SYSTEMS, inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999


NOTE 5 - CONSULTING  AGREEMENTS

     In 1998 a consulting agreement with Yankee Companies, Inc.(Yankee) a Florida corporation was executed to corporate structure, organization and reorganization; mergers, acquisitions and divestitures; strategic corporate development; corporate financial and equity analysis; market strategy planning and implementation; corporate communication, financial public relations and stockholder relations consulting; business plan development and implementation; marketing sales and analysis; executive and professional recruitment; coordination and supervision of professional services; development and implementation of regulatory compliance procedures. In consideration for Yankee's assistance, Yankee received options for common stock equal to 10% of the outstanding shares of the Company measured as of the time of final exercise.

                           EQUITY GROWTH SYSTEMS, inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999


NOTE 6 - MORTGAGES                          March 31   March 31
                                             1999        1998
                                            -------    -------

Mortgages consist of the following:

Subordinate "wrap" mortgage receivables:
 (a) Nevada/California Property 12.9041 ....   -0-    $ 657,333
 (b) Oregon Propert             9.080% ....    -0-      576,713
                                          ----------   ----------
                                               -0-     1,234,046
Less: Current Portion .......................  -0-       120,473
                                          ----------   ----------
                                               -0-    $1,113,573
                                          ==========   ==========

Original Mortgages Payable:
  (a) Nevada/California Property  9.750% ..    -0-      $598,325
  (b) Oregon Property             9.750% ..    -0-       525,300
                                           ---------   ----------
                                               -0-      1,123,625
Less: Current Portion ......................   -0-        173,095
                                           ----------  ----------
                                               -0-     $  950,530
                                           ==========   ==========

                           EQUITY GROWTH SYSTEMS, inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999

NOTE 6 - MORTGAGES (Continued)

    Effective December 31, 1998, the Company discontinued the mortgage business.

NOTE 7 - NOTES RECEIVABLE
                                                      1999     1998
                Nevada/California Property
                 Quarterly payments of $868.55
                4% above prime, currently 12.40%
                original amount $63,000               -0-     $157,702

                Oregon
                Quarterly payments of $501.13
                4% above prime, currently 12.40%
                original amount $38,742               -0-       99,609
                                                    --------  --------
                                                      -0-      257,311
      Less Current Portion                            -0-        5,480
                                                    --------  --------
                                                      -0-     $251,831
                                                    ========  ========

                           EQUITY GROWTH SYSTEMS, inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999

NOTE 8 - INCOME TAXES
     As discussed in Note 1, the Company has applied the provisions of Statement 109.

     The significant components of deferred income tax expense benefit for the periods ended March 31, 1999 and 1998 arising from net operating losses are as follows:

                                                     1999      1998

                 Deferred tax benefit                -0-       $36,664
                 Valuation allowance                 -0-       (36,664)
                                                   -------     --------
                                                    $-0-       $  -0-
                                                   =======     =======

     The Company has operating loss carry forwards in excess of $2,000,000. There is no reasonable expectation that any tax benefits can be utilized in the future.

NOTE 9 - STOCKHOLDERS' EQUITY

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

                           EQUITY GROWTH SYSTEMS, inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999

    During the year ended December 31, 1998, the Company also issued stock options for 200,000 shares to the president of the corporation. The options are exercisable at $0.02 per share and accordingly no compensation expense has been recorded or will be incurred with the issuance.

     During the year ended December 31, 1998, the Company entered into a consulting agreement that requires issuance, for an aggregate of $60,000, of stock equal to 10% of the Company's outstanding stock, at the time exercise is completed. Such obligation is of indeterminate duration since it expires 45 days after warrants and their underlying common stock are registered with the Securities and Exchange Commission. The agreement was valued by the parties at $20,000.

NOTE 10 - GOING CONCERN

     The accompanying financial statements have been prepared assuming that the organization will continue as a going concern. Management entered into agreements (Note 4) that reduced current revenues to zero. This is in preparation for new business opportunities currently being sought out by the Company.

     The Company's continued existence as a going concern will require the infusion of new businesses. It is anticipated that the Company will effect this transition through the acquisition of companies that will operate as subsidiaries. The Company's continuation is dependent upon its ability to acquire profitable businesses, control costs, and attain a satisfactory level of profitability with sufficient financing capabilities or equity investment.

NOTE 11 - LOSS FROM DISCONTINUED OPERATIONS

     On March 22, 1999, the Company entered into an agreement (Note 4) that results in the discontinued operations of the mortgage finance business. A summary of losses from operations of the discontinued business is incorporated into the audited financial statements included in the filing of the 10-KSB (Note
9).

                           EQUITY GROWTH SYSTEMS, inc.
                          (A Development Stage Company)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The response to this item is incorporated by reference to the Registrant's report on Form 10-KSB for the year ended December, 31, 1998.

     The following discussion should be read in conjunction with the Registrant's financial statements. The Registrant historically engaged in the business of acquiring and operating interests in income producing commercial real estate. During March 1999, the Board of Directors took steps to divest the Registrant of past agreements and liabilities related to real estate activity, thus positioning the Registrant to undertake new business endeavors or become a more attractive acquisition candidate.

Overview

The Registrant has completed the first quarter of operations following the decision to discontinue operations related to the mortgage finance business. During this period the Registrant has begun to actively seek non-start up acquisition candidates and potential clients who can benefit from the services and expertise of the Board in starting and operating a public company. No definitive arrangements have been entered into, nor can there be any assurances that definitive arrangement will ever take place.

Interim Periods

During the three months ended March 31, 1999 the Registrant experienced losses due to ongoing general and administrative expense in the amount of $8,396. An additional $5,000 was posted as a loss due to the conclusion of business related to discontinued operations. No revenues were realized during this period, resulting in a net loss of $13,396.

At this time it is not possible to project what arrangements will result from the consulting or acquisition activities that are currently underway or the financial benefits to be gained from these activities.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Equity Growth Systems, inc.

Dated: May 17, 1998

                             /s/ Charles J. Scimeca
                           --------------------------
                          Charles J. Scimeca, President