Form 10KSB
period 1998-12-31
EQUITY GROWTH SYSTEMS INC /DE/
filed 1999-05-26
CIK 50471

United States Securities and Exchange Commission
                                 Washington D.C.
                                   Form 10-KSB
  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                               of 1934, as Amended
                   For the fiscal year ended December 31, 1998
                          Commission File Number O-3718

      Equity Growth Systems, inc. (Name of Small Business Registrant in its
                                    charter)

    Delaware: (State or other jurisdiction of incorporation or organization)

               11-2050317: (I.R.S. Employer Identification Number)

          8001 DeSoto Woods Drive; Sarasota, Florida, 34243 (Address of principal executive offices including zip code)

                 (561) 998-3435 (Registrant's telephone number)

           Securities registered under Section 12(b) of the Act: None

    Title of each class: None Name of each exchange on which registered: None

             [Securities registered under Section 12(g) of the Act:
                         Common Stock (Title of Class)]

     Check whether the Registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past twelve months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No[_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [ ]

     State Registrant's revenues for its most recent fiscal year: $162,395. As a material subsequent event the Registrant has divested itself of the revenue producing assets. See Item 1, Business, pages 4-5 of this 10-KSB and also footnote 9 of the financials.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $ 325,671, based on the average bid and asked price of $0.375 as of April 30, 1999, there being 868,457 shares of common stock held by persons other than officers, directors or control persons of the Registrant on such date.

     State the number of shares outstanding of each of the Registrant's classes of equity, as of the latest practicable date: 5,991,148 shares of common stock, as of April 30, 1999.

TABLE OF CONTENTS

Item         Page
Number       Number      Item Caption

Part I
Item 1.    4            Description of Business
Item 2.    14           Description of Property
Item 3.    15           Legal Proceedings.
Item 4.    15           Submission of Matters to a Vote of Security Holders

Part II
Item 5.     16          Market for Common Equity and Related Stockholder
                        Matters.
Item 6      19          Management's Discussion and Analysis of Financial
                        Condition and Results of Operations or Plan of
Operation
Item 7.     22          Financial Statements
Item 8.     54          Changes in and Disagreements with Accountants

Part III
Item 9.     56          Directors, Executive Officers, Promoters and control
                        Persons;  Compliance with Section 16(a) of the
                        Securities Exchange Act of 1934, as amended.
Item 10.    64          Executive Compensation
Item 11.    69          Security Ownership of Certain Beneficial Owners and
                        Management
Item 12.    73          Certain Relationships and Related Transactions
Item 13.    80          Exhibits, Financial Statements & Reports on Form 8-K
(index)
            84          Signatures
            86-184      Exhibits and Additional Information

     This report includes materials incorporated by reference to the following previously filed reports or registration statements, as permitted by Exchange Act Rule 12b-23:

1. Items 1, 2, 3, 8 and 12, from the report on Form 10-KSB for period ended December 31, 1997.

2. Part II of the Registrant's quarterly report on Form 10-QSB for the calendar quarter ended September 30, 1998.

3.   Items 2, and 4, from the report on Form 8-KSB, dated March 5, 1999.

4.   Item 4, from the report on Form 8-KSB/A, dated April 2, 1999.

     This document incorporates into a single document the requirements of the Securities and Exchange Commission for the Annual Report to Stockholders and the Form 10-KSB.

                   FORWARD LOOKING STATEMENTS

     This Annual Report and Form 10-KSB contains certain "forward-looking statements" relating to the Registrant which represent the Registrant's current expectations or beliefs, including, but not limited to, statements concerning the Registrant's operations, performance, financial condition and growth. For this purpose, any statements contained in this Annual Report and Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of the Registrant to continue its growth strategy and competition, certain of which are beyond the Registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward looking statements.

PART I

ITEM 1. BUSINESS

GENERAL

     The response to this item is  incorporated  by reference to the  comparable item in the Registrant's report on Form 10-KSB for the year ended December 31, 1997, supplemented by the Response to Part II of the Registrant's quarterly report on Form 10-QSB for the calendar quarter ended September 30, 1998, as permitted by Rule 12b-23 promulgated under authority of the Securities Exchange Act of 1934, as amended (the "Exchange Act" and "Rule 12b-23," respectively).

DISCONTINUED OPERATIONS

     As a material subsequent event, on March 22, 1999, the Registrant's former president, Edward Granville-Smith, Jr., on his behalf and on behalf of the Granville-Smith Trust dated August 13, 1976, First Ken Co Properties, Inc., a dissolved Delaware corporation, K. Walker International, LTD., (a/k/a K. Walker,
LTD), a Bahamian corporation, Milpitas Investors, Inc., a Delaware corporation, the Milpitas Investors, Inc. Trust, and for Equity Growth Systems, Inc., a dissolved Maryland Corporation, (not to be confused with the Registrant), rescinded by agreement all agreements between them and the Registrant including those pursuant to which the Registrant acquired real estate related operations that have, for the past three years, constituted the bulk of its operations; all employment, consulting and creditor agreements involving such persons, all as described in the Registrant's reports on Forms 10-KSB, 10-QSB and 8-KSB filed during 1996, 1997 and 1998. A copy of the Settlement Agreement is filed as an exhibit to this report (see "Item 13 Exhibit Index").

     In conjunction with the Granville-Smith, Jr. Settlement Agreement, Mr. Jerry C. Spellman, on his own behalf and on behalf of Bolina Trading Company, S.A., a Panamanian corporation, also known as Bolina Trading Company, a Panamanian Corporation, and Bolena Trading Corporation, S.A., a Panamanian Corporation, and the WEFT Trust signed and executed for the protection of the Registrant a general release, releasing the Registrant from, "all causes of action, suits, debts, accounts, liabilities, contracts, controversies, agreements, promises, damages, judgments, executions, claims and demands whatsoever, known or unknown, in law or in equity, which any of the Spellman Parties, individually or collectively have ever had, now has, or which any personal representative, successor, heir, affiliates, directors, officers, advisors, agents, successors or assign of the Spellman Parties individually or collectively hereafter can, shall or may have, against the Registrant, for upon or by reason of any matter, cause or thing whatsoever, from the beginning of time to present." A copy of the Spellman General Release is filed as an exhibit to this report (see "Item 13 - Exhibit Index").

     As a result of such recission, Messrs. Granville-Smith and Spellman now own virtually all of the Registrant's assets held as of December 31, 1998, but are responsible for all liabilities associated with those assets. The Registrant's current management hoped that Messrs. Granville-Smith and Spellman would arrive at a more favorable solution to the Registrant's problems occasioned by Mr. Granville-Smith's illness which precluded his continued leadership of the Registrant, however, in light of the mental, physical and financial strains occasioned to Mr. Granville-Smith by his current medical problems, he felt compelled to place his personal interests ahead of those of the Registrant and the newly elected members of the Registrant's Board of Directors decided that, having no better options, it would be in the best interests of the Registrant and its stockholders to eliminate liabilities in order to make the Registrant a more attractive acquisition candidate or otherwise associated business participant. Consequently, the Registrant is no longer involved in the business described in the incorporated reports and has returned all assets associated therewith to the foregoing persons and entities (see Item 7 Financial Statements).

NEW STRATEGIC PLANS & CHANGE OF CONTROL

     When Mr. Granville-Smith realized that his health would not permit him to implement the business plans and decisions which constituted materially all of the Registrant's business, he arranged for the Registrant to retain the Yankee Companies, Inc., a Florida corporation ("Yankees") to recruit a new group of directors and to assist them in development and implementation of new strategic plans. A copy of the agreement with Yankees was filed with the Commission as an exhibit and is discussed in Part II of the Registrant's quarterly report on Form 10-QSB for the calendar quarter ended September 30, 1998, the details of which are incorporated by reference herein as permitted by SEC Rule 12b-23.

     Yankees has  suggested  that the  Registrant's  activities  be divided into three different areas. The first recommendation dealt with the former real estate operations and consequently, is no longer relevant. The second recommendation was that the Registrant's new management and directors provide consulting services to third parties that desire to attain public trading status by assisting them in preparation of 33 Act Registration Statements and registrations on Securities and Exchange Commission Forms 10 and 10-SB in exchange for securities to be distributed directly by the client issuer to the Registrant's stockholders. The third recommendation was that the Registrant acquire operating companies that could benefit from the Registrant's public trading status and from the experience of the Registrant's Directors even if such transactions resulted in a change of control.

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

Current Consulting Activities

     In response to Yankees' suggestions, the Registrant's Board of Directors has authorized its officers to negotiate consulting agreements with private companies that desire to avail themselves of the experience of the Registrant's officers and directors to attain reporting company status under the Exchange Act. Such assistance is expected to involve recruitment and supervision of professional advisors (e.g., attorneys, auditors, investment bankers, transfer agents, officers and directors, etc.) required by the client corporation to properly register their securities with the Securities and Exchange Commission (the "Commission") under both the Securities Act of 1933, as amended (the "Securities Act") and the Exchange Act, and thereafter, to initiate trading in their securities in the over the counter market, all in consideration for the registration and issuance of a set percentage of the client corporations' common stock directly to the Registrant's stockholders, at the expense of the client corporation. The percentage of securities to be issued to the Registrant's stockholders after registration with the Commission is expected to vary from case to case based on the Registrant's bargaining power but is expected to range between 10% and 15% of the client corporation's common stock.

     The Registrant previously filed copies of draft consulting agreements with a number of potential clients as exhibits to a report of current event on Form 8-KSB filed on March 5, 1999. As of the date of this report, only one consulting agreement has been signed (May 7, 1999), that being with FundsAmerica Finance Corporation, a recently organized Florida corporation that intends to operate as a retail finance company concentrating on refinancing mobile homes ("FundsAmerica") and believes that reporting company status will be of material assistance to permit it to package and resell portfolios of loans originated by it. The Registrant will have no involvement in any operations of such corporation, other than in providing the assistance described above and consequently makes no predictions as to the ultimate value of the securities to be distributed to the Registrant's stockholders after they are registered with the Commission. Based on the terms of the consulting agreement with Funds America, the Registrant's stockholders of record as of June 5, 1999, will, after registration of the subject shares with the Commission, receive 10% of FundsAmerica outstanding common stock, measured as of the conclusion of such distribution, on a pro rata basis based on their holdings of the Registrant's common stock on such date. The Registrant and FundsAmerica have agreed that the reasonable value of such common stock, in the aggregate, is the lesser of $50,000 or 10% of stockholders' equity of FundsAmerica, determined in accordance with generally accepted accounting principals, consistently applied ("GAAP"). As of the date of this report, the Registrant has not determined the tax consequences of the anticipated distribution of FundsAmerica securities to its stockholders; except that, in the aggregate, it should not exceed the agreed upon valuation. A copy of the FundsAmerica Consulting Agreement is filed as an exhibit to this report (see "Item 13- Exhibit Index").

     Of the four corporations originally reported by the Registrant as being involved in negotiations for consulting arrangements, two appear to have lost interest: Golden Jersey Products, Inc. and Cental Communications Group, Inc.; one has put the project on hold until it can obtain better terms from potential professional advisors (the Gaff Group, Inc.); and the last one, Sports Collectible Exchange, Inc., a recently organized Florida corporation controlled by the Registrant's general counsel, has indicated a firm intention to proceed subject to development of its web site and valuation of its inventory.

     The Gaff Group, Inc., is headquartered at 2698 Juniper Avenue, Suite 110; Long Beach, California 90806-2145. Its telephone number is (562) 989-3820, its fax number is (562) 492-6533 and its e-mail address is Goffgroup@aol.com. The Gaff Group is a general contractor servicing Fortune 500 Companies and is engaged in a variety of real estate development, consulting and marketing projects, principally in the States of Florida and California.

     Sports  Collectible  Exchange,  Inc.,  was recently  organized as a Florida corporation ("SCE") by G. Richard Chamberlin, Esquire, the Registrant's secretary, general counsel and a member of its Board of Directors, and maintains temporary offices at 14950 Southeast United States Highway 441; Summerfield, Florida 34491. Its telephone number is (352) 694-6714; its fax number is (352) 694-9178; and, its current e-mail address is GRichardCh@aol.com. SCE has been organized to engage in a number of collectible areas including an inventory of minor league collectibles that is expected to be appraised prior to June 20,1999, by either Gulf Coast Minors, of Sarasota, Florida, or Steve Weitlauf, former owner of Bleacher Bums a baseball card shop, Belleview, Florida. The appraisal will be based on both wholesale and probable retail value. SCE's management has advised the Registrant's management that it believes that the wholesale appraisal will be in the range of $40,000 to $100,000, based on it's experience with minor league baseball collectibles. SCE intends to develop an Internet web site to market minor league baseball collectibles, including its current inventory, to operate such site with an initial emphasis on minor league baseball collectibles in a manner similar to that currently used to trade securities over the Internet, permitting transactions in its own inventory, purchase of inventory from third parties and facilitation of transactions between third parties for a small fee (expected to be a percentage of the transaction). SCE also intends to develop a minor league collectibles appraisal certification program and to establish a minor league hall of fame.
Current Acquisition Activities

     Atlanta Lending Services, Inc.

     The Registrant previously elected to disclose that it was discussing a potential reorganization with Atlanta Lending Services, Inc., a Georgia corporation doing business as Global Acceptance Corp. and its affiliates ("Global"). Global is an eight year old diversified finance company and automobile dealership with more than $44,000,000 in sales during calendar year 1998. Global's current address is 1686 Roswell Road; Marietta, Georgia 30062, its current telephone number is 800-499-9112, its current fax number is 800-863-7927 and for its current e-mail please see the website address listed below. Mr. Jack Smith is the current president of Global, and Mr. Rob Smith owns the majority of Global's common stock.

     The reorganization, if effected as initially contemplated by the Registrant, would result in Global (including affiliated automobile dealerships) becoming subsidiaries of the Registrant with Global's current stockholders being issued a majority of the Registrant's outstanding securities and their designees being elected to a majority of the seats on the Registrant's Board of Directors, which would probably be increased to eleven members. Information concerning Global is maintained on its web site at www.GlobalAcceptance.com. The Registrant has not verified any of Global's information as negotiations have not progressed since they were initially reported because, as a privately held group of companies, Global had not organized its records in a manner appropriate to a publicly held entity and requires substantial legal and auditing work to bring its records up to acceptable securities laws standards. No assurances can be provided that any reorganization with Global will take place and the Registrant has no commitment with Global that restricts either parties' right to seek reorganization partners elsewhere. In the event that the acquisition of American Internet Technical Center, Inc. described below is effected, the proposed terms for an acquisition of Global would have to materially change.

     American Internet Technical Center, Inc.

     On May 21, 1999, the Registrant signed a letter of intent to acquire at least 90% of the capital stock of American Internet Technical Center, Inc., a Nevada corporation ("American Internet") with approximately 60 stockholders, which, during 1999, acquired through American Internet Technical Center, Inc., a Florida corporation. American Internet's address is 440 East Sample Road; Pompano, Florida 33056, its telephone and fax numbers are (954) 943-4748 and
(954) 943-4046, respectively. Its web site address is www.aitc.net.

     The acquisition, if effected as contemplated by the letter of intent, would require the Registrant, to exchange at least 2,250,000 shares of its common stock with the current holders of 90% of American Internet's capital stock for all of their shares of capital stock in American Internet, and further:

1. Would require the Registrant to acquire the remaining 10% of American Internet's capital stock, if the holders desired to exchange their stock for an aggregate of an additional 250,000 shares of the Registrant's common stock, subject to the availability of exemptions from registration under applicable state and federal securities laws; and

2.   Would require the Registrant to raise up to $250,000 in funds for expansion
     of  American   Internet's   operations,   within  90  days   following  its
     acquisition;

3. Would require the Registrant to issue up to 4,500,000 additional shares of its common stock to the former stockholders of American Internet predicated on American Internet's attaining the following annual net, pre-tax profit thresholds determined as of December 31 of each year in accordance with generally accepted accounting principals, consistently applied ("GAAP"), as follows:

     A.   Goal                Time Frame      Stock Bonus
          $200,000            1999           500,000 Shares
          $500,000            2000           800,000 Shares
          $1,000,000          2001           800,000 Shares
          $1,5000,000         2002           800,000 Shares
          $2,000,000          2003           800,000 Shares
          $2,500,000          2004           800,000 Shares

     B. In the event that the thresholds were not attained and the Registrant had provided American Internet with $250,000 in funding for its operations within 90 days following closing on the acquisition thereof then:

          1. If the net, pre tax earnings were less than 33% of the required threshold during the subject 12 month period, the stock bonus for such period would be forfeited;

          2. If the net, pre tax earnings were between 33% and 80% of the required threshold during the subject 12 month period, the stock bonus for such period and the required threshold would be carried over to the next year, increasing both the aggregate threshold and the aggregate bonus attainable for such year; and

          3. If the net, pre tax earnings were between 80% and 100% of the required threshold during the subject 12 month period, the stock bonus for such period would be prorated.

     C. In the event that the thresholds were not attained but the Registrant had not provided American Internet with funding for its operations within 90 days following closing on the Reorganization Agreement, then, the stock bonus for such period would be prorated.

     Information concerning American Internet is maintained on its web site and some information has been provided to the Registrant in the form of a private placement memorandum (the "Memorandum") dated January 15, 1999, prepared for use in a limited offering to less than five subscribers. The Registrant has not yet verified information concerning American Internet, but, in the event that a formal reorganization agreement is successfully negotiated, the Registrant will be conducting substantial due diligence investigations prior to closing thereon and will use such information to prepare a report of current event on Form 8-KSB which must be filed within ten days following such closing, except for related certified financial statements, which must be filed by amendment within 60 days after the initial filing of the Form 8-KSB. Subject to the foregoing qualification, the following summary data extracted from the Memorandum provides a description of American Internet's history and business. A copy of the Memorandum is filed as an exhibit to this Report (see Item 13, Exhibit Index).

     Background

     During  April  of  1999,   American  Internet  was  acquired  by  a  Nevada
corporation, as its sale asset. For purposes of the following discussion, "American Internet" refers to the Florida subsidiary.

     American Internet was organized as a Florida corporation on April 15, 1998, for the purposes of providing Internet services, including but not limited to, web design, hosting, marketing and training. American Internet began by offering free web sites for small and medium sized businesses. Web sites are designed with the assistance of senior webmaster students as part of their graduation requirements, with other students performing routine functions as part of their educational requirements. In return, clients are required to use American Internet hosting services for their new web sites. In the first nine months of operations, American Internet acquired approximately 1,175 clients, averaging 130 new clients per month.

     Online Instruction

     American Internet offers a total of 62 different on-line courses, all of which feature web-based delivery and administration. Students can take courses from their own home or business. Requirements for most courses are a computer, Internet access, e-mail and Netscape or Internet Explorer browser. Lessons for each course/ syllabus are usually delivered twice weekly either by e-mail or on the web itself. An instructor conducts each course. Interaction with instructors and other students is conducted in special chat room environments. The courses currently offered include:

1. A total of fourteen different computer courses of study, averaging 12 lessons per course over a six week period, at a cost of $95.00 per course.

2. A total of eight different courses on how to navigate the Internet, create a web page or master the art of Web programming, averaging 12 lessons per course over a six week period, at a cost of $95.00 per course.

3. A total of eleven business courses involving how best to plan, start, finance and market small to medium sized businesses, with varying numbers of lessons per course, at an average course price of $135.00.

4. A total of 23 management courses dealing with how to improve job skills by mastering the fundamentals of supervision, communication, motivation, conflict resolution, and inventory and project management, with varying numbers of lessons per course, at an average course price of $195.00.

5. Six other courses deal with how to prepare for an upcoming test, enhance your medical skills, or chart a new career path, with varying numbers of lessons per course, at an average course price of $275.00.

     Market Analysis

     American Internet's primary markets are small and new businesses throughout the United States and Canada. American Internet designs web sites, hosts web sites, and provides e-commerce programs, marketing and other Internet services. American Internet also offers on line instructional programs in computer technology, web design, management and other fields. All courses are conducted on the Web where students can acquire new skills from the comfort of their own home.

     American Internet's marketing strategy has been focused around advertising in local newspapers, direct mail (including postcards and card decks), telemarketing and the Internet. American Internet maintains its own informative web site and encourages prospective clients to visit the site where they can obtain information about American Internet and its services, and can preview approximately fifteen actual sites of American Internet's clients. Sales activities involve responding to inquiries generated by the advertising efforts of staffers with substantial knowledge of the services and sales skills offered. A sales representative explains the program and then faxes a six page informational package, including a contract, to the prospective client. Sales normally occur within one to five days after initial contact.

     Based upon market research and studies, management believes that the demand for American Internet's Internet services will remain strong. Network Solutions, which has the government contract to register domain names in the United States, reports that new registrations are increasing at a significant rate. Each month, Internic registers more than 100,000 new commercial domain names. In January 1998 there were 30 million computers on the Internet and approximately 70 million users. Internet co-designer, Vinton Cert, estimates that by the year 2000 there will be 200 million computers on the Internet and over 400 million users. During 1998, it was estimated that sales on the Internet would exceed $4 billion by the year 2000. AOL recently announced that its sales for the ten-day Christmas period of 1998 alone exceeded $1 billion dollars. Throughout the United States there are over 100,000 new businesses formed each month. While many of these businesses commence operations on a limited budget, many are now aware of the importance of having a web site.

     The growth in demand for Internet products and services in the United States as well as in most other countries outstrips the population growth. Demand is being fueled by factors such as more awareness of their general availability, increased advertising and competition by service providers, more businesses in the target group, the robust economy, the advancements in the technology sector and public acceptance of resulting changes. While the growth in the domestic market is expected to continue, overseas markets are showing much more promise. Demographic information such as rising income levels, higher education levels and more familiarity with technology are suggesting that overseas markets may be capable of materially higher growth rates. Although sales in overseas markets are currently dwarfed by domestic sales, the firms who sell overseas are experiencing very fast growth rates and management believes that such growth rates will continue for years to come, possibly resulting in overseas markets overtaking domestic markets in size.

     American Internet currently receives over 100 inquires per month from foreign countries, even though it currently conducts business principally in the United States and Canada. American Internet has conducted test-marketing in Brazil, one of the larger countries in the world, and the initial findings have been viewed by management as favorable. Consequently, management is preparing to intensify marketing strategies and communication links to position American Internet in the international market as well.

Gross sales during American Internet's first nine months of operation were approximately $850,000.00 to 1,175 clients. American Internet's marketing objective is to increase sales to $4,200,000 and increase the number of clients to 5,000 by the fiscal year ending March 31, 2000. American Internet intends to experiment with cable television advertising on business networks, such as MSNBC and other networks, press releases, and outbound telemarketing campaign to new businesses, opt-in e-mailing and other advertising techniques and methods.

     Cautionary Note

     A  letter  of  intent,   by  its  terms,  is  not  a  binding   commitment.
Consequently, no assurances can be provided that the Registrant will acquire American Internet on the terms currently contemplated, if at all; that even if it is acquired, its operations will be successful; and, that even if it is acquired and operates successfully, such success will be reflected in the value of the Registrant's securities.

     A copy of the American Internet letter of intent is included as an exhibit to this report (see Item 13, Exhibit Index).

OTHER CURRENT ACTIVITIES

     The Registrant's management is seeking additional clients and is negotiating with several prospects. Management has also had discussions with several currently operating and profitable businesses introduced by Yankees or by members of the Registrant's management with a view to a future association, however, no definitive arrangements have been entered into nor can there be any assurances that definitive arrangements will ever take place.

DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES

     See Part I, Item I: Principal Products or Services and their Markets, of this report, incorporated by reference herein.

COMPETITION

     The Registrant's activities are divided into two different areas. The first activity is providing consulting services to third parties that desire to attain public trading status by assisting them in preparation of Securities Act Registration Statements and registrations on Securities and Exchange Commission Forms 10 and 10-SB in exchange for securities to be distributed directly by the client issuer to the Registrant's stockholders. The second is to acquire operating companies that could benefit from the Registrant's public trading status and from the experience of the Registrant's Directors even if such transactions result in a change of control.

     Consulting Services

     The Registrant competes against a wide variety of consultants and consulting entities offering services to public companies as well as numerous individuals and varied entities desiring to provide consulting services to third parties that desire to attain public trading status by assisting them in preparation of Forms 10 and 10-SB. However, the Registrant is willing to provide such services in exchange for securities to be distributed directly by the client issuer to the Registrant's stockholders rather than in exchange for cash and this should prove to be a competitive advantage for the Registrant.

     Acquisition of Operating Companies

     The second activity involves attempts to acquire operating companies that could benefit from the Registrant's public trading status and from the experience of the Registrant's management. There are numerous individuals, entities and public companies interested in acquisitions most of which are better capitalized than the Registrant and are able to make acquisitions for cash or a combination of cash and securities, while the Registrant's sole means of effecting acquisitions involves exchanges of it's securities and thereafter, arranging introductions to potential funding sources, which may or may not provide required capital based on their own analysis of the opportunities presented. Consequently, no assurances can be provided that the Registrant will be successful in effecting any acquisitions, or that the terms of any acquisition will be as favorable as could have been obtained had the Registrant been better capitalized.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE

     The Registrant has no new products or services other than discussed in this report.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL
SUPPLIERS

     This section is not applicable to this report.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS.

     This section is not applicable to this report.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY
AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

     The  Registrant   has  no  patents,   trademarks,   licenses,   franchises,
concessions, royalty agreements or labor contracts.

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES. IF GOVERNMENT APPROVAL IS NECESSARY AND THE SMALL BUSINESS ISSUER HAS NOT YET RECEIVED THAT APPROVAL, DISCUSS THE STATUS OF THE APPROVAL WITHIN THE GOVERNMENT APPROVAL PROCESS.

     This section is not applicable to this report.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE
BUSINESS

     The Registrant does not anticipate unusual consequences to its business as a result of governmental regulations, other than the fact that, like all other businesses, it is forced to incur expenses and delays in complying with the many laws and regulations applicable to all businesses in the United States, and, that the Registrant may be precluded from making favorable acquisitions because the acquisition target is unable to provide financial statements meeting standards imposed by the Securities and Exchange Commission.

ESTIMATE OF THE AMOUNT SPENT DURING EACH OF THE LAST TWO FISCAL YEARS ON RESEARCH AND DEVELOPMENT ACTIVITIES, AND IF APPLICABLE THE EXTENT TO WHICH THE COST OF SUCH ACTIVITIES ARE BORNE DIRECTLY BY CUSTOMERS.

     This section is not applicable to this report.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS (FEDERAL,
STATE AND LOCAL)

Federal: To the best of management's knowledge, the Registrant will not be required to directly incur material expenses in conjunction with environmental regulations. However, like all other companies, there are many but incalculable indirect expenses associated with compliance by other entities that affect the prices paid by the Registrant for goods and services.

State: To the best of management's knowledge, the Registrant will not be required to directly incur material expenses in conjunction with environmental regulations at the state level.

Local:    To the best of management's knowledge,  the  Registrant  will  not be
          required to directly incur material  expenses in  conjunction   with
          environmental regulations at the local level.

EMPLOYEES

     The Registrant currently has no employees other than its officers and employs no independent contractors, other than the Yankee Companies, Inc. Management is of the opinion that should full or part time employees or independent contractors be needed for any reason they are readily available at competitive prices.

     The Registrant currently operates exclusively through it's presently constituted officers and directors as well as through it's strategic consultant, the Yankee Companies, Inc.

ITEM 2. PROPERTIES.

     The response to this item is  incorporated  by reference to the  comparable item in the Registrant's report on Form 10-KSB for the year ended December, 31, 1997, supplemented by the Response to Part II of the Registrant's quarterly report on Form 10-QSB for the calendar quarter ended September 30, 1998, as permitted by Rule 12b-23.

     As a material subsequent event, the Registrant has divested itself of all of its investment properties (see response to Item 1 above). It currently uses executive facilities provided on a shared, rent free basis, by the Registrant's current president, in Sarasota, Florida, and by the Yankee Companies, Inc., in Ocala and Boca Raton, Florida.

     The addresses, telephone and facsimile numbers available to the Registrant as described above are as follows:

Sarasota, Florida:       8001 DeSoto Woods Drive; Sarasota, Florida 34243;
                         telephone number (941) 358-8182 and facsimile number
                         (941)358-8423; Attention: Charles Scimeca

Ocala, Florida:          1941 Southeast 51st Terrace, Suite 800; Ocala,
                         Florida 34471; telephone number (352) 694-6714 and facsimile number (352) 694-9178; Attention: G. Richard
                         Chamberlin

Boca Raton, Florida:     902 Clint Moore Road, Suite 136; Boca Raton, Florida
                         33487; telephone number (561) 998-3435 and facsimile number (561) 998-4635; Attention: Leonard Miles Tucker

     The Registrant anticipates that these facilities will be adequate for its needs unless it effects a material acquisition, in which case it is anticipated that adequate facilities would be included as a component of such acquisitions.

ITEM 3.      LEGAL PROCEEDINGS.

     The response to this item is  incorporated  by reference to the  comparable item in the Registrant's report on Form 10-KSB for the year ended December 31, 1997, supplemented by the Response to Part II of the Registrant's quarterly report on Form 10-QSB for the calendar quarter ended September 30, 1998, as permitted by Rule 12b-23.

     As a material subsequent event, in light of the divestitures described in response to Item 1, no material litigation is currently pending and the only potential litigation involves possible actions by the Registrant against former officers and directors who have failed to return securities issued by the Registrant for services that were not performed or in exchange for assets that were not delivered, except as follows.

     The only litigation to which the Registrant is a party, (which the Registrant's general counsel does not believe is material) involves a single small claims matter that is now pending, Couture & Co., Inc. v Equity Growth Systems, inc. in Pinellas County, Florida, Small Claims Court Division, case no.99-2206-SC-NPC, filed on April 22,1999. The Plaintiff claims that the Registrant owes $1,100 for services' rendered in transmitting documents to the Commssion. The Registrant intends to contest such claim.

POTENTIAL LITIGATION BY THE REGISTRANT

MESSRS. WEISS, MOFFETT AND HOMAN

     The series of transactions involving Messrs. Weiss and Moffett were discussed in the Registrant's report on Form 10-KSB for the calendar year ended December 31, 1997 and the discussion is incorporated by reference. Further information is contained in Item 12, Certain Relationships and Related Transactions, Footnote 1, of this report.

IMPROPER ISSUANCES OF STOCK PURSUANT TO RULE 504

     The series of transactions involving the improper issuance of stock pursuant to Rule 504 is discussed in Item 12, Certain Relationships and Related Transactions, Footnote 6, of this report.

CERTAIN STOCK TRANSFERS FOR INADEQUATE OR NON-CONSIDERATION

     The series of transactions involving certain stock transfers for inadequate or no consideration is discussed in Item 12, Certain Relationships and Related Transactions, Footnote 6 of this report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of the Registrant's security holders through the solicitation of proxies or otherwise during the fiscal year ended December 31, 1998.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

(a)     Market Information

     The Registrant's common stock has been traded in the past in the over-the-counter market; however, until November 18, 1998, there had been no established public trading market for the common stock for many years. Consequently, information regarding quotations of bid and asked prices for the common stock was not available to the Registrant during 1993, 1994, 1995, 1996 or 1997.

     The Registrant's common stock is presently traded in the over-the-counter market on the Electronic Bulletin Board System operated by the NASD, (the "OTC Bulletin Board") under the symbol "EGSY". The following table indicates the average high and low bid prices as quoted for the Registrant's common stock at the end of each month since quotation was resumed. The following over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. The range of the reported high and low bid quotations have been derived primarily from information quoted on the OTC Bulletin Board System.

     The relevant information concerning the price range for the Registrant's common stock is as follows:

Date                     Closing Bid Price       Closing Offering Price
November 30, 1998       $0.0625                  $0.1875
December 31, 1998       $0.0625                  $0.1875
January 28, 1999        $0.0625                  $0.1875
February 26, 1999       $0.1875                  $1.4400
March 31, 1999          $0.2500                  $0.5000
April 30, 1999          $0.1875                  $0.5625

PENNY STOCK RULES

     Exchange Act Section 15(g) requires brokers and dealers to make risk disclosures to customers before effecting any transactions in "penny stocks". It also directs the Securities and Exchange Commission to adopt rules setting forth additional standards for disclosure of information concerning transactions in penny stocks.

     Penny stocks are low-priced, over-the-counter securities that are prone to manipulation because of their price and a lack of reliable market information regarding them. Under Section 3(a)(51)(A) of the Exchange Act, any equity security is considered to be a "penny stock," unless that security is:

(i) registered and traded on a national securities exchange meeting specified Securities and Exchange Commission criteria; (ii) authorized for quotation on the National Association of Securities Dealers, Inc.'s ("NASD") automated inter-dealer quotation system ("NASDAQ"); (iii) issued by a registered investment company; (iv) excluded, on the basis of price or the issuer's net tangible assets, from the definition of the term by Securities and Exchange Commission rule; or (v) excluded from the definition by the Securities and Exchange Commission.

     Pursuant to Section 3(a)(51)(B), securities that normally would not be considered penny stocks because they are registered on an exchange or authorized for quotation on NASDAQ may be designated as penny stocks by the Securities and Exchange Commission if the securities are traded off the exchange or if transactions in the securities are effected by market makers that are not entering quotations in NASDAQ.

     Rule 3a51-1 was adopted by the Securities and Exchange Commission for the purpose of implementing the provisions of Section 3(a)(51). Like Section 3(a)(51), it defines penny stocks by what they are not. Thus, the rule excludes from the definition of penny stock any equity security that is: (1) a "reported" security; (2) issued by an investment company registered under the 1940 Act; (3) a put or call option issued by the Options Clearing Corporation; (4) priced at five dollars or more; (5) subject to last sale reporting; or (6) whose issuer has assets above a specified amount. (Release No. 30608, Part III.A).

     Rule 3a51-1(a) excludes from the definition of penny stock any equity security that is a "reported security" as defined in Rule 11Aa3-1(a). A reported security is any exchange-listed or NASDAQ security for which transaction reports are required to be made on a real-time basis pursuant to an effective transaction reporting plan. Securities listed on the New York Stock Exchange (the "NYSE"), certain regional exchange-listed securities that meet NYSE or Amex criteria, and NASDAQ National Market System ("NMS") securities are not considered penny stocks. (Release No. 30608, Part III.A.1). Generally, securities listed on the American Stock Exchange (the "Amex") pursuant to the Amex's original and junior tier or its "Emerging Company Marketplace" listing criteria, are not considered penny stocks. Securities listed on the Amex pursuant to its Emerging Companies Market ("ECM") criteria, however, are considered to be "penny stock" solely for purposes of Exchange Act 15(b)(6). (Release No. 30608, Part III.A.1).

     Rule 3a51-1(d) excludes securities that are priced at five dollars or more. Price, in most cases, will be the price at which a security is purchased or sold in a particular transaction, excluding any broker commission, commission equivalent, mark-up, or mark-down. In the absence of a particular transaction, the five dollar price may be based on the inside bid quotation for the security as displayed on a Qualifying Electronic Quotation System (i.e., an automated inter-dealer quotation system as set forth in Exchange Act Section 17B(b)(2)). "Inside bid quotation" is the highest bid quotation for the security displayed by a market maker in the security on such a system. If there is no inside bid quotation, the average of at least three inter-dealer bid quotations displayed by three or more market makers in the security must meet the five dollar requirement. Broker-dealers may not rely on quotations if they know that the quotations have been entered for the purpose of circumventing the rule. (Release No. 30608, Part III.A.3.b). An inter-dealer quotation system is defined in Rule 15c2-7(c)(1) as any system of general circulation to brokers and dealers that regularly disseminates quotations of identified brokers or dealers.

     In the case of a unit composed of one or more securities, the price divided by the number of shares of the unit that are not warrants, options, or rights must be five dollars or more. Furthermore, the exercise price of any warrant, option, or right, or of the conversion price of any convertible security, included in the unit must meet the five dollar requirement. For example: a unit composed of five shares of common stock and five warrants would satisfy the requirements of the rule only if the unit price was twenty-five dollars or more, and the warrant exercise price was five dollars or more. Once the components of the unit begin trading separately on the secondary market, they must each be separately priced at five dollars or more. (Release No. 30608, footnote 66).

     Securities that are registered, or approved for registration upon notice of issuance, on a national securities exchange are also excluded from the definition of penny stock (Rule 3a51-1(e)). The exchange must make transaction reports available pursuant to Rule 11Aa3-1 for the exclusion to work. The exclusion is further conditioned on the current price and volume information with respect to transactions in that security being reported on a current and continuing basis and made available to vendors of market information. In addition, the exclusion is limited to exchange-listed securities that actually are purchased or sold through the facilities of the exchange, or as part of a distribution. Exchange-listed securities satisfying Rule 3a51-1(e), but which are not otherwise excluded under Rule 3a51-1(a)-(d), continue to be deemed penny stocks for purposes of Exchange Act Section 15(b)(6).

     Exchanges that qualified for this exclusion as of April 1992 were the NYSE, Amex, Boston Stock Exchange, Cincinnati Stock Exchange, Midwest Stock Exchange, Pacific Stock exchange, Philadelphia Stock Exchange, and the Chicago Board of Options. (Release No. 30608, footnote 37).

     Securities that are registered, or approved for registration upon notice of issuance, on NASDAQ are excluded from the definition of penny stock (Rule 3a51-1(f)). Similar to the exchange-registered exclusion of Rule 3a51-1(e), the NASDAQ exclusion is conditioned on the current price and volume information with respect to transactions in that security being reported on a current and continuing basis and made available to vendors of market information pursuant to the rules of NASD. NASDAQ securities satisfying Rule 3a51-1(e), but which are not otherwise excluded under Rule 3a51-1(a)-(d), continue to be deemed penny stocks for purposes of Exchange Act Section 15(b)(6).

     An exclusion is available for the securities of issuers that meet certain financial standards. This exclusion pertains to: (i) issuers that have been in continuous operation for at least three years having net tangible assets in excess of $2 million (Rule 3a51-1(g)(1)); (ii) issuers that have been in continuous operation for less than three years having net tangible assets in excess of $5 million (Rule 3a51-1(g)(1)); (iii) issuers that have an average revenue of at least $6 million for the last three years (Rule 3a51-1(g)(2)). To satisfy this requirement, an issuer must have had total revenues of $18 million by the end of a three-year period. (Release No. 30608, Part III.A.4).

     For domestic issuers, net tangible assets or revenues must be demonstrated by financial statements that are dated no less than fifteen months prior to the date of the related transaction. The statements must have been audited and reported on by an independent accountant in accordance with Regulation S-X. For foreign private issuers, net tangible assets or revenues must be demonstrated by financial statements that are dated no less than fifteen months prior to the date of the related transaction. The statements must be filed with the Securities and Exchange Commission pursuant to Rule 12g3-2(b). If the issuer has not been required to furnish financial statements during the previous fifteen months, the statements may be prepared and audited in compliance with generally accepted accounting principles of the country of incorporation.

     Whether the issuer is domestic or foreign, in all cases a broker or dealer must review the financial statements and have a reasonable basis for believing that they were accurate as of the date they were made (Rule 3a51-1[g][3]). In most cases a broker-dealer need not inquire about or independently verify information contained in the statements. (Release No. 30608, Part III.A.4). Brokers and dealers must keep copies of the domestic or foreign issuer's financial statements for at least three years following the date of the related transaction (Rule 3a51-1[g][4]).

     The Registrant's securities are, as of the date of this report, subject to the foregoing regulations as "Penny Stocks".

(b)     Holders.

        The number of holders of record of Common Stock, $0.01 par value, of the Registrant (its sole class of common equity) as of the close of business on April 30, 1999 was approximately 2,233.

(c)     Dividends.

        The Registrant has not declared any dividends on its common stock and does not expect to do so at any time in the foreseeable future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

Overview

     The following discussion should be read in conjunction with the Registrant's audited financial statements. Since 1995, the Registrant engaged in the business of acquiring and operating interests in income producing commercial real estate. During March of 1999, the Board of Directors concluded negotiations to divest the Registrant of past agreements, assets and liabilities related to real estate activity, thus positioning the Registrant to undertake new business endeavors or become a more attractive acquisition candidate.

Plan of Operation

     In November 1998 the Board of Directors retained the Yankee Companies, Inc., a Florida corporation, ("Yankees") to assist in the development and implementation of new strategic plans. Yankees recommended that the Registrant develop activities in two areas. The first recommendation was that the Registrant provide consulting services to third parties that desire to attain public trading status. The second recommended activity was that the Registrant acquire operating companies that could benefit from the Registrant's public trading status and from the experience of the Registrant's directors. [See further discussion in Item 1. Description of Business - New Strategic Plans & Change of Control.]

Consulting Services

     The Registrant, through current officers and directors, will assist client corporations with securities registration and with initiating trading in their securities in the over-the-counter market. The Registrant will benefit by receiving consideration through the issuance of a set percentage of the Client corporations' common stock directly to the Registrant's shareholders. All expenses related to these transactions will be born by the Client corporations and the percentage of Client corporation stock issued is expected to vary between 10 - 15%. The Registrant's Board of Directors have authorized its officers to negotiate consulting agreements with five corporations that are interested in attaining public status. Only one definitive arrangement has been entered into, and there can be no assurances that any other definitive arrangements will ever take place. (See Part 1, Item 1 for a discussion of the FundsAmerica agreement)

Acquisitions

     Yankees and the Registrant's Management have engaged in discussions with several currently operating profitable businesses with a view toward a future association. However, only one letter of intent has been entered into. No definitive arrangements have been entered into, nor can there be any assurances that definitive arrangements will ever take place. Expenses related to potential acquisitions cannot be estimated at this time. The Registrant would be prepared to seek additional equity investment or a strategic funding relationship to effect acquisitions at such time if it is prudent to do so.

Management's Discussion and Analysis of Financial Condition and Results of Operations

     Full Fiscal Years

          Discontinued Operations

     Prior to the discontinuance of past operations , all financial activity during 1997 and 1998 was the result of business conducted in commercial real estate. The Registrant reported losses for the fiscal years ended December 31, 1997 and 1998 of $72,943 and $163,739, respectively.

This translates to a per share loss of $.019 for 1997 and $.039 for 1998. These losses were based on corresponding revenues of $214,001 and $162,395. General and administrative expenses more than doubled in 1998 while revenues fell by almost 25%. (Refer to Note 9 of "Notes to Financial Statements" for a summary of financial performance of discontinued operations)

     Total mortgage receivables decreased as scheduled per mortgage agreements, leading to the expected decrease in total assets. Total mortgage payable also decreased as expected but was partially offset by increase in accounts payable, yielding a slight increase in total liabilities over the previous year. The Registrant's working capital position weakened over the last fiscal year resulting in a drop in the liquidity ratio from .5 in 1997 to .35 in 1998.

     On a cash basis, operations were slightly less than break even with the deficit made up by the issuance of common stock. This resulted in a positive total cash flow position for the year as opposed to a break even cash flow for all activities for the prior year.

     The decline in the Registrant's operations was materially impacted by the health problems of Edward Granville-Smith, its president and sole director at the time (see Part 1, Item 1).

          Interim Periods

     Management has taken steps to redirect the business focus to more profitable activities. [See Item 1 and previous discussion in Item 6 regarding new strategic plans.] At this time it is not possible to project what arrangements will result from the consulting or acquisition activities that are currently underway or the financial benefits to be gained from these activities.

     The effect of the Board's decision to discontinue past operations had the effect of allowing the Registrant to be reclassified as a development stage company prepared to conduct profitable business activities. Current revenues have been reduced to zero in preparation of new business opportunities being sought out by the Registrant.

Year 2000 Compliance

     The inability of business processes to continue to function correctly after the beginning of the Year 2000 could have serious adverse effects on companies and entities throughout the world. The Registrant does not currently own any computer equipment and thus would not be subject directly to any problems associated with such problem. It currently uses computer equipment and programs provided by its management and consultants, none of which would be materially affected by Year 2000 software or hardware problems. However, in the event it makes a material acquisition (such as the currently contemplated acquisition of American Internet) such problems could affect the acquired entity's operations and, to the extent that the problem affects national communications, financial or utility businesses in general, the Registrant, like all other businesses could be adversely affected. In the event that the Registrant experienced Year 2000 related problems, it would be forced to expend such amounts of its working capital as might be necessary to correct the affected software and hardware systems and implement contingency plans.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

(a)  Index to financial statements and financial statement schedules.

     The audited  balance  sheet of the  Registrant  for its years ended
December  31,  1998,  and  1997  and  related   statements  of  operations,
stockholder's equity and cash flows for such years follow in sequentially numbered pages numbered 24 through 27. The page numbers for the financial statement categories are as follows:

22    Table of Contents, 1998
23    Report of  Independent Accountants  - December  31,  1998
24    Balance  Sheet - December 31, 1998 and 1997;
25    Statements  of Operations- December 31, 1998 and 1997;
26    Statements of  Shareholders' Equity (Deficit)- December 31, 1998 and 1997;
27    Statement of Cash Flows - December  31, 1998 and 1997;  and
28-33 Notes to Financial Statements - December 31, 1998 and 1997.

*    Cover Page, 1997;
*    Independent auditor's report, 1997;
*    Balance sheets -December 31, 1997 and 1996;
*    Statements of operations- December 31, 1997 and 1996;
*    Statements of shareholders' equity -December 31, 1997 and 1996;
*    Statements of cash flows- December 31, 1997 and 1996;
*    Notes to financial statements, 1997

Financial Statements follow

(b)  Financial Statements

                              BOWMAN& BOWMAN, P.A.
                          Certified Public Accountants

                         1705 Colonial Blvd., Suite D-l
                           Fort Myers, Florida 33907
                                 (941) 939-2301
                              (941) 939-1297 (Fax)

To the Board of Directors
Equity Growth Systems, inc.
(A Development Stage Company)
3821-B Tamiami Trail, Suite 201
Port Charlotte, Florida 33952

We have audited the accompanying balance sheet of Equity Growth Systems, inc. (A Development Stage Company) as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equity Growth Systems, inc. (A Development Stage Company) as of December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bowman & Bowman /s/

Bowman & Bowman, P.A.
Ft. Myers, Florida
April 23, 1999

                           EQUITY GROWTH SYSTEMS, inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                DECEMBER 31, 1998


                                      1998
                                   A S S E T S

CURRENT ASSETS
      Cash and cash equivalents ...........   $     13,182

TOTAL CURRENT ASSETS .....................         13,182
OTHER ASSETS

TOTAL ASSETS ..............................   $     13,182

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
        Accounts payable and other current
        liabilities ......................   $      4,661

TOTAL CURRENT LIABILITIES ................          4,661
LONG-TERM LIABILITIES .....................            -0-

TOTAL LIABILITIES .........................          4,661


SHAREHOLDERS' EQUITY (DEFICIT) (Note 13) Preferred stock-no par value authorized
    5,000,000 shares; zero issued and
    outstanding .........................              -0-

    Common stock - $.01 par  value  authorized
    20,000,000 shares; issued and
    outstanding - 5,991,148 shares                   59,911

    Capital in excess of par value ...........      2,914,395
    Accumulated deficit prior to December
    31, 1998 ..............................     (2,965,785)

    Accumulated deficit from inception of
    development stage on December 31, 1998 ..         -0-

TOTAL SHAREHOLDERS'
     EQUITY (DEFICIT) .......................         (8,521)
TOTAL LIABILITIES &
     SHAREHOLDERS'EQUITY (DEFICIT) ............   $   13,182

The accompanying notes are an integral part of these financial statements

                           EQUITY GROWTH SYSTEMS, inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                         1998       1997

Income from Operations          $      -0-       $     -0-

Provisions for Income
 Taxes (Note 4) ....                   -0-             -0-

Loss from Discontinued
  Operations (Footnote 9)           399,415         74,043


 Net Loss ..........            $  (399,415)     $  (74,043)


 Basic Loss per Share           $   (0.096)      $   (0.019)


  Weighted Average of              4,174,778      3,807,814
        Shares Outstanding

  Fully Diluted Loss per Share  $    (0.095)  $     (0.019)

Fully Diluted Average
 Shares Outstanding                4,222,191      3,807,814


The accompanying notes are an integral part of these financial statements

                           EQUITY GROWTH SYSTEMS, inc.
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                  Capital in
                    No. of         Common         Excess of      Accumulated
                    Shares         Stock          Par Value      Deficit

Balances, December
31, 1996            3,771,148      $37,711        $2,892,195     $(2,492,327)

Common Stock Issued
     (Services)        55,000          550               550         -0-

Net (loss) for the
year ended December
31, 1997                  -0-          -0-               -0-       (74,043)

Balances, December
31, 1997             3,826,148      38,261         2,892,745       (2,566,370)

Common Stock Issued
       (Services)      415,000       4,150             4,150          -0-

Common Stock Issued

(Cash)               1,750,000       17,500            17,500         -0-

Net loss for the
year ended December
31, 1998                -0-            -0-              -0-        (399,415)

Balances, December
31, 1998             5,991,148       $59,911        $2,914,395    $(2,965,785)

The accompanying notes are an integral part of these financial statements

                           EQUITY GROWTH SYSTEMS, inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                1998          1997

Cash Flows From Operating Activities
Net Loss ...........                            $  (399,415)   $   (74,043)

Adjustments to Reconcile Net (Loss)
to Net Cash Used by Operating
Activities

Loss on non-collectible
financial instruments                                    -0-        144,440
Common stock issued for services                       8,300          1,100

Changes in operating assets and Liabilities
Decrease (Increase) in other receivables             98,590        (98,580)

Increase (Decrease) in accounts
payable and current liabilities                      (  349)        (7,990)

Increase (Decrease) in cash overdraft ..             (    4)             4

Net Cash Provided (Used) by Operations             (292,878)       (35,069)

Cash Flows From Financial Activities
Common stock issued for cash                         35,000             -0-
Decrease (Increase) in mortgage
and notes receivable                              1,570,888        339,544
Increase (Decrease) in mortgage
and notes payable ..                             (1,299,828)      (305,437)

Net Cash Provided by Financial
Activities .........                                306,060         34,107

Net Increase (Decrease) in Cash                      13,182        (  962)

Cash-Beginning of Year                                  -0-            962

Cash-End of Year ...                            $     13,182      $     -0-

Supplemental Cash Flows Information
Cash paid for interest                          $   127,257    $    99,602


The accompanying notes are an integral part of these financial statements

                           EQUITY GROWTH SYSTEMS, inc
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

     The Company (formerly known as InfoTech, Inc.) was organized under the laws of the State of Delaware on December 8, 1964. The principal business of the Company is specializing in structuring and marketing mortgaged backed securities as well as the acquisition of select commercial real estate for its own account. Effective December 31, 1998 the company discontinued the mortgage business and was reclassified as a development stage company.

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

     The Company maintains cash and cash equivalent balances at a financial institution which is insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1998, there is no concentration of credit risk from uninsured bank balances.

Fixed Assets

     The fixed assets are depreciated over their estimated allowable useful lives, primarily over five to seven years. Expenditures for major renewals and betterments that extend the useful lives of fixed assets are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred. Income Taxes

     In February 1992, the Financial Accounting Standards Board issued a Statement on Financial Accounting Standards 109 of "Accounting for Income Taxes". Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective bases.

                           EQUITY GROWTH SYSTEMS, inc
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has net operation loss carryovers of approximately $2,900,000 which expire by the year 2013.

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

NOTE 2   SETTLEMENT WITH CREDITORS - SUBSEQUENT EVENT

     On November 28, 1998, the Company offered 150,000 shares of its common stock in consideration for the cancellation of $3,000 of legal and advisory services currently shown as a liability on the Company's books. This offer was accepted in February of 1999.

NOTE 3   CONSULTING AGREEMENTS

     In 1997, a consulting agreement with Warren A. McFadden was terminated and the 110,000 shares of common stock he received, which were subsequently acquired by Diversified Consulting, were used by Diversified as consideration to cancel a $30,000 promissory note liability owed to the Company.

     In 1998 a consulting agreement with Yankee Companies, Inc., (Yankee) a Florida corporation was executed to develop investment banking relationships, develop access to debt and equity capital markets and to develop growth through acquisition of complementary business operations. In consideration for Yankee's assistance, Yankee is to receive options for common stock equal to 10% of the outstanding shares the company.

                           EQUITY GROWTH SYSTEMS, inc
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 4   INCOME TAXES

     As discussed in Note 1, the Company has applied the provisions of Financial Accounting Standards Statement 109.

     The significant components of deferred income tax expense benefit for the year ended December 31, 1998 arising from net operating losses as follows:
                                         1998

       Deferred tax benefit           $ 188,920
            Valuation allowance         (188,920)
                                      $       -
                                        ======

     The Company has operating loss carryforwards in excess of $2,000,000. There is no reasonable expectation that any tax benefits can be utilized in the future.

NOTE 5   STOCKHOLDERS' EQUITY

     During the year ended December 31, 1998 the Company issued its common stock for cash and in exchange for services as follows:

(a) On March 26th 290,000 shares of common stock were issued at $ .02 per share for services.

(b) On September 9th 50,000 shares of common stock were issued at $ .02 per share for services.

(c) On December 9th 75,000 shares of common stock were issued at $ .02 per share for services and 1,750,000 shares were issued at $ .02 per share for cash. During the year the Company also issued stock options for 200,000 shares to the president of the corporation and signed a consulting agreement which resulted in an additional stock option of 586,615 shares. The options are exercisable at $.02 per share and accordingly no compensation expense has been recorded or will be incurred with the issuance.

                           EQUITY GROWTH SYSTEMS, inc
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 6   LEGAL MATTERS

     The Company is currently not a party to any legal proceedings. Although the Company is not a party to the following proceedings directly, they involve real estate located in Kansas and Tennessee in which the Company had an interest.

A. On October 20, 1997, the various parties to a wrap around mortgage transaction with the Company and the current tenant agreed to settle, but certain parties reserved claims against each other. The settlement calls for a payment from the current tenant of $150,000 in exchange for the transfer of a clear and free title of the underlying real estate. The mortgage holder Fleet National Bank received $52,000 and the balance to be held in escrow between the other parties. The Company holds the position that the ultimate disbursement of the substantial portion of these escrowed funds should be earmarked for the reduction of the wrap around mortgage and promissory note receivable. Therefore the Company has set up an escrow receivable  for  $98,000  ($150,000  52,000).  The  escrow  receivable  was determined to be uncollectable and was expensed in the loss from discontinued operations.

B. The Company was also in default of the mortgage on this property located in Memphis, Tennessee because it could not satisfy the balloon payment, in the original amount of $193,580, that was due on December 31, 1996. ($174,801 at 12/31/96). The mortgage holder (Lutheran Brotherhood) has refused to renegotiate or extend the term of the mortgage and would not accept any further amortization payments from the lessor of the underlying lease, other than the one made in December, 1996, which was based upon the old repayment schedule's terms. Through August 1997, the Company had received funds from Sun West N.O.P., the lessor on the underlying lease, which represented the monthly rent payments made on such lease ($4,609.38) by the tenant of the Memphis Property. Because the mortgage holder could not accept any amortization payments on their matured loan from Sun West N.O.P., the Company was using such proceeds to reduce the related wrap mortgage receivable. In August of 1997, the mortgage holder foreclosed on the mortgage payable, which resulted in a foreclosure sale of the Memphis, Tennessee property. As a result of these events of foreclosure, the Company wrote off the balance on the mortgage payable and the related wrap mortgage receivable ($251,772) and promissory note receivable ($93,686) at December 31, 1996.

                           EQUITY GROWTH SYSTEMS, inc
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 7   MATERIAL SUBSEQUENT EVENT

Granville-Smith Jr. Recission Settlement Agreement

     On March 22, 1999, the Registrant's former president, Edward Granville-Smith, rescinded by agreement of all employment, consulting and creditor agreements and the following transactions described in previous reports on 10-KSB by the Registrant and on previous filings with the Securities and Exchange Commission as follows:

     "During March of 1995, the Registrant's Board of Directors elected Edward Granville-Smith, then president of KSG (then operating as EGSI), to the
Registrant's Board of Directors, after which, all directors other than Mr. Granville-Smith resigned. Mr. Granville-Smith, as the sole director, elected himself as president, chief executive officer and chairman of the Registrant's Board of Directors. Thereafter, Mr. Granville-Smith, as the sole stockholder, officer and director of Milpitas Investors, Inc., a Delaware corporation ("Milpitas"), caused Milpitas to assign interests of four leases involving five separate leased parcels of real estate (one lease covers two parcels), four promissory notes secured by mortgages on real estate leased to third parties, in each case subject to mortgages to third parties and four demand notes with an aggregate original principal balance of approximately $160,000, to the Registrant in exchange for 1,616,000 shares of the Registrant's common stock $0.01 par value. The demand notes are subject to an arrangement with Mr. Jerry
C. Spellman (which the Registrant has agreed to honor) whereby payments thereon are used to repay a $100,000 loan by Mr. Spellman to a former holder. Milpitas thereafter distributed such stock to Granville-Smith Trust, which thereafter transferred to K. Walker, Ltd., a Bahamian corporation (affiliated with Mr. Granville-Smith) and Bolina Trading Registrant, a Panamanian corporation and/or the WEFT Trust, (affiliated with Jerry C. Spellman)." Spellman General Release

     On March 22, 1999, Mr. Jerry C. Spellman, on his own behalf and on behalf of, Bolina Trading Registrant, S.A., a Panamanian Corporation, also known as Bolina Trading Registrant, A Panamanian Corporation, and Bolena Trading Corporation, S.A., Panamanian Corporation, and the WEFT Trust signed and executed for the protection of the Company a general release.

                           EQUITY GROWTH SYSTEMS, inc
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 8   GOING CONCERN

     The accompanying financial statements have been prepared assuming that the organization will continue as a going concern. As discussed below, the organization has a working capital deficit and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Management has entered into agreements (Note 15) that reduce current revenues to zero. This is in preparation for new business opportunities currently being sought out by the Company.

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

NOTE  9 - LOSS FROM  DISCONTINUED  OPERATIONS

     On March 22, 1999, the Company entered into an agreement (Note 15) that results in the discontinued operations of the mortgage finance business. The following is a summary of income (loss) from operations of the discontinued mortgage finance business.

                                               1998               1997

Revenues of Discontinued Operations        $ 162,395          $   214,001
Expenses of Discontinued Operations          184,535              288,044
Loss from Operations of
        Discontinued Operations               22,140          $    74,043

Loss on Disposal of
        Discontinued Operation                377,275                -0-

Loss From
        Discontinued Operations             $ 399,415             $ 74,043

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

                           EQUITY GROWTH SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                           DECEMBER 31, 1997 AND 1996


                                                    1997           1996
                                                    ----           ----

Revenue                                       $  214,001          $225,031
                                              ----------          ---------
Loss on Noncollectable Financial Instruments
   -Net                                          144,440          170,657
General and Administrative Expenses              142,504          300,090
                                              ----------          ----------
                                                 286,944          470,747
                                              ----------          ----------

Loss before provision for income taxes          (72,943)          (245,716)

Provisions for income taxes (Note 10)              - 0 -          3,843
                                              ----------          ----------

Net Loss                                      $  (72,943)         $(249,559)
                                              ==========          ==========
Loss per share                                $    (.019)         $(.073)
                                              ==========          ==========
Weighted average of shares outstanding         3,807,814          3,402,810
                                              ----------          ----------


The accompanying notes are an integral part of these financial statements.

                           EQUITY GROWTH SYSTEMS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996




                                                   Capital In
                              No. of    Common     excess of
Accumulated
                              Shares    Stock      Par Value          Deficit
                              ------    ------     ----------       -----------

Balances
  December 31, 1995        2,822,072    28,221      2,881,492       (2,242,768)

Common Stock Issued          949,076     9,490         10,703         (249,559)
Net Loss For the
  Year Ended
  December 31, 1996
                          ---------- ---------  -------------      -----------

Balances
  December 31, 1996        3,771,148    37,711      2,892,195      (2,492,327)

Common Stock Issued           55,000       500           (550)       (72,943)

Net Loss For the
  Year Ended
  December 31, 1997
                          ---------- ---------  --------------    -----------

Balances
  December 31, 1997        3,826,148  $ 38,211     $ 2,891,645    $(2,565,270)
                          ========== =========  ==============    ===========



The accompanying notes are an integral part of these financial statements.

                           EQUITY GROWTH SYSTEMS, INC.
                             STATEMENTS OF CASH FLOW
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996






                                                     1997        1996
                                                     ----        ----
Cash Flows from Operating Activities:
  Net Loss                                     $  (72,943)       $(249,559)

Adjustments to Reconcile Net Loss to
 Net Cash Used for Operating Activities:
  Depreciation                                       - 0 -         - 0-
-
  Loss on Noncollectable Financial
  Instruments - Net                                144,440        170,657
  (Increase) Decrease in Other Receivables         (98,580)       5,671
  (Increase) Decrease in Mortgage
   and Notes Receivable                            339,544        178,526
  (Decrease) in Accounts Payable and
   Current Liabilities                              (7,990)       (28,168)
  Increase (Decrease) in Mortgages and
   Note Payable                                   (305,437)       (96,358)
                                                 ----------       ---------

         Net Cash Used for Operations                 (966)       (19,231)
                                                 ----------       ---------
Cash Flow From Financing Activities:

  Issuance of Common Stock                            - 0 -       9,490
  Additional Paid in Capital Generated
   As a result of Issuance of Common Stock            - 0 -       10,703
                                                 ----------       ---------

         Net Cash Provided by
                  Financing Activities                - 0 -       20,193
                                                 ----------       -------

Net Increase (Decrease) in Cash                       (966)       962
Cash - Beginning of Year                               962         - 0
-
                                                 ----------       ---------

Cash - End of Year                              $       (4)       $962
                                                 ==========      =========

Supplemental Cash Flows Information:
  Cash Paid for Interest                        $   99,602       $183,735
  Cash Paid for Income Taxes                         - 0 -        2,551



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

        Fixed Assets

     The fixed assets are depreciated over their estimated allowable useful lives, primarily over five to seven years utilizing the modified acceleration cost recovery system. Expenditures for major renewals and betterments that extend the useful lives of fixed assets are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred. 67

                           EQUITY GROWTH SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------------------

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

NOTE 7 - MORTGAGES
         ---------

        Mortgages consist of the following:
                                                           12/31/97   12/31/96
                                                           --------    -------
        Subordinate "wrap" mortgage receivables:
        (a)      Nevada/California Property   12.904%    $  681,212   $771,716
        (b)      Tennessee Property (Note 14) 13.500%         - 0 -       - 0
-
        (c)      Kansas Property (Note 14)    12.320%         - 0 -    325,717
        (d)      Oregon Property               9.080%       590,425    640,562
                                                         ----------  ----------
                                                          1,271,637  1,737,995
               Less Current Portion                      (150,380)  (160,436)
                                                         ---------- ----------
                                                         $1,121,257 $1,577,559
                                                         ========== ==========

        Original Mortgages Payables:
        (a)      Nevada/California Property    9.750%    $  625,774 $753,493
        (b)      Tennessee Property (Note 14)  9.625%         - 0 -   - 0
-
        (c)      Kansas Property (Note 14)     9.750%         - 0 -  127,037
        (d)      Oregon Property               9.750%       538,582  602,789
                                                         ----------  ----------
                                                          1,164,356  1,483,319
                Less Current Portion                      (164,693)  (276,605)
                                                         ----------  ----------
                                                         $  999,663  $1,206,714
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

                           EQUITY GROWTH SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


NOTE 8 - NOTES RECEIVABLE
         ----------------
                                                            1997      1996
                                                             ----     ----
                  Nevada/California Property            $ 153,803    $138,699
                  --------------------------
                  Quarterly payments of $868.55
                  4% above prime, currently 12.40%
                  original amount $63,000

                  Tennessee                                 - 0 -         - 0-
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
                                                         ========    ========

                           EQUITY GROWTH SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


NOTE 10 - INCOME TAXES
          ------------

     As discussed in Note 1, the Company has applied the provisions of Statement
109. The significant components of deferred income tax expense benefit for the years ended December 31, 1997 and 1996 arising from net operating losses follows:
                                                          1997        1996
                                                           ----       ----
                  Deferred Tax Benefit                 $ 36,664      $11,800

                  Valuation Allowance                    36,664       11,800
                                                       --------       --------

                                                       $  - 0 -       $ - 0-
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

(c)       Selected Financial Data

     The selected historical financial information of the Registrant set forth below should be read in conjunction with the audited financial statements of the Registrant and notes thereto contained elsewhere in this report.

     The statement of operations data for the year ended December 31, 1998 and 1997, and the balance sheet data as of December 31, 1998 and 1997, are derived from, and are qualified by reference to, the audited financial statements of the Registrant which are included elsewhere in this report. No cash dividends have ever been declared or paid on shares of the Registrant's Common Stock.

     The required financial statements of the Registrant are included as part of this report beginning on page 22.

STATEMENT OF OPERATIONS DATA :
YEAR ENDED DECEMBER 31
                                                       -------------------------
                                                             1998           1997
                                                       ----------     ----------

Total Revenues............................             $       0         $    0
Total Costs and Expenses..................               399,415         74,043
Loss from Operations......................              (399,415)       (74,043)
Total Other Expenses .....................                     0              0
Net Loss .................................              (399,415)      (74,043)
Net Loss Applicable
 to Common Shareholders...................              (399,415)       (74,043)
Net Loss Per
  Common Share............................              (0.096)         (0.095)

BALANCE SHEET DATA:
YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                             1998           1997
                                                       ----------     ----------
Working Capital ..........................             $  8,521       $(149,309)
Total Assets..............................               13,182        1,669,168
Total Liabilities.........................                4,661        1,304,832
Stockholders' Equity   ...................                8,521         364,636

(d) Pro Forma Financial Data

     The following information attempts to demonstrate in summary fashion what the Registrant's operations would have reflected, had it owned American Internet (See Item 1, Business) throughout 1998 but not owned the operations subsequently directed. Because no assuarnces can be provided that the American Internet acquisition will ever be effected, these materials should be viewed as speculative, forward looking statements. The data is based on the unaudited financial information contained in the American Internet Memorandum (see Item 13, Exhibit Index).

STATEMENT OF OPERATIONS DATA :
YEAR ENDED DECEMBER 31, 1998

Total Revenues............................             $ 857,418
Total Costs and Expenses..................             1,187,627
Loss from Operations......................              (330,209)
Net Loss .................................              (330,209)
Net Loss Applicable
 to Common Shareholders...................              (330,209)
Net Loss Per
  Common Share *..........................              (0.055)

BALANCE SHEET DATA:
YEAR ENDED DECEMBER 31, 1998

Working Capital ..........................             $  12,215
Accounts Receivable.......................                85,614
Prepaid Expenses .........................                 4,461
Fixed Assets .............................                22,266
Long Term Assets .........................                13,300
Total Assets..............................               142,517
Total Liabilities.........................                60,029
Stockholders' Equity   ...................                77,827
Stockholder's Equity per share * .........                 0.013

* Per share data is based on the assumption that 2,500,000 shares had been issued at the inception of American Internet's financial data period (starting April 1, 1998) and that consequently, the weighted average number of shares outstanding for the period, had been increased by 1,1875,000 (2,500,000 x 3/4) to 6,035,573.

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     The response to this item is  incorporated  by reference to the  comparable item in the Registrant's report on Form 10-KSB for the year ended December 31, 1997, supplemented by the Response to Part II of the Registrant's quarterly report on Form 10-QSB for the calendar quarter ended September 30, 1998, as permitted by Rule 12b-23, Item 4 of the Registrant's Form 8-KSB filed on March 5, 1999 and a copy of the Change in Auditors letter is filed as an exhibit to the Form 8-KSB/A filed on April 2, 1999.

     In conjunction with the audit of the Registrant's financial statements for the Year ended December 31, 1998, the Registrant's legal counsel and its management disagree with the auditor's disclosure in footnotes 3 and 5 concerning options granted to the Yankee Companies, Inc., a Florida corporation ("Yankees") by the Registrant, and the nature of the services being provided by Yankees under the terms of the consulting agreement included as an exhibit to the Registrant's report on Form 10-QSB for the calendar quarter ended September 30, 1998 (the "Yankee Agreement").

     The contract language which leads to the disagreement is as follows: "... Client [the Registrant] will pay to Yankees:

     (1) Options (the "Class A Options") to purchase shares of Client's outstanding or reserved common stock (all reserved common stock being treated as outstanding for purposes of such calculation), on the following terms (the "Stock Signing Fee."):

(a) The quantity of Client common stock subject to the Class A Options shall be equal to 10% of Client's outstanding or reserved common stock, immediately following complete exercise of all the Class A Options;


(b) The Class A Option term will commence on the 60th day after execution of this Agreement and will terminate at the close of business on the 45th business day after the Class A Options and the shares of common stock into which they can be exercised are registered for sale to the public under applicable federal and state securities laws, however, Yankees shall have the option of exercising the Class A Options prior to such registration at a 50% discount from the otherwise applicable exercise price, subject to the resale restrictions imposed by SEC Rule 144, but subject to the piggy back and registration provisions, as reflected in the form of warrant agreement annexed hereto and made a part hereof as composite exhibit 1.4(B), which form shall constitute the basis for and terms of the Class A Options, other than as specifically modified hereby.

(c) The exercise price of the Class A Options will be based on the number of shares outstanding at the time of exercise, pro rated in accordance with the following formula: in the event that an aggregate of 6,000,000 shares of capital stock are outstanding or reserved for future issuance under reasonably definable terms (e.g. options, warrants, pending acquisitions, obligations under employment agreements, etc.), then the number of shares purchasable would be 600,000 and the exercise price would be $0.10 per share, any increase or decrease in the outstanding and reserved shares resulting in a corresponding adjustment to the Class A Option exercise quantity and price;

 ....

     (3) The foregoing compensation is in lieu of document license fees and of required cash payments for up to an aggregate of 200 hours of Yankees's hourly fees during the initial six month term of this Agreement (but not those of its associated entities), and, for tax purposes, shall be valued at an aggregate of $20,000."

     The Registrant's auditor has taken the position that based on the fact that there were 5,991,148 shares issued and outstanding as of December 31, 1998, the option should be interpreted as granting Yankees the right to purchase 599,115 shares of common stock, at $0.02 per share ($11,982.30 in the aggregate). The auditor also believes that the term "reserved" as used in the Yankees Agreement refers to all of the authorized but unissued securities of the Registrant, whether or not allocated for a specific instance of issuance, despite the examples listed in the Yankee Agreement..

     The Registrant and Yankees, the parties to the Yankee Agreement, interpret it to mean that:

1. Assuming the options had been exercised at December 31, 1998, the exercise price per share would have been slightly more than $0.10 per share ($60,000 in the aggregate), because the formula and illustration provide that $60,000 will be the aggregate compensation, regardless of the total number of shares subject to the option (i.e., if the number of shares issuable increase, the exercise price will correspondingly decrease and conversely, if the number of shares issuable decrease, the exercise price will correspondingly increase).

2. The Yankees Agreement calls for determination of the number of shares and price per share at a future date when the Registrant's outstanding and reserved common stock may be different (i.e., the date on which the final options are exercised or expire). Consequently, the note may mislead readers into believing that the option covers a fixed number of shares.

3. The term "reserved" in the Yankees Agreement means allocated to cover an existing obligation to issue common stock, as in the examples cited.

     The Registrant also notes that the description of the services to be provided by Yankees described in Note (3) (i.e., "to develop investment banking relationships, develop access to debt and equity capital markets and to develop growth through acquisition of complementary business operations") does not correspond to that provided in the agreement, which states as follows:

     "1.1 Description of Services

(A) Yankees's areas of expertise include corporate structure, organization and reorganization; mergers, acquisitions and divestitures; strategic corporate development; corporate financial and equity analysis; market strategy planning and implementation; corporate communication, financial public relations and stockholder relations consulting; business plan development and implementation; marketing sales and analysis; executive and professional recruitment; coordination and supervision of professional services; development and implementation of regulatory compliance procedures (the "Services").


(B) During the Initial Term of this Agreement (as hereinafter defined), Yankees shall provide Client with the Services, on a reasonable, as required basis, consistent with Yankees's other business activities.

(C) Because of Client's status under federal securities laws, in any circumstances where Yankees is describing the securities of Client to a third Party, Yankees shall disclose to such person the compensation received from Client to the extent required under any applicable laws, including, without limitation, Section 17(b) of the Securities Act of 1933, as amended; however, the Parties acknowledge they do not contemplate that Yankees shall be involved in any activities on behalf of Client requiring such descriptions or disclosures, or that the Services involve any activities subject to regulation under federal or state securities laws other than the prohibitions of the Foreign Corrupt Practices Act, except for the introduction of Client and its principals to licensed broker dealers in securities, securities analysts and appropriate corporate information and stockholder relations specialists."

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

     The Registrant's Board of Directors sets corporate policies which are implemented by the Registrant's Management and when applicable, the management of the Registrant's subsidiaries. In the event that the Registrant's Board of Directors determines that a member faces a conflict of interest, for any reason, it is expected that the subject director will abstain from voting on the matter which raised the issue. The Board of Directors held 4 meetings during 1998 (after election of the new members), and 4 meetings in 1999, principally by tele conference. In addition the Board passed two series of resolutions by written consent in lieu of meetings in 1999.

     As of November 5, 1998, the following persons served as the Registrant's directors and executive officers:

Name                          Age  Term Positions

Edward Granville-Smith, Jr    65   (1)  Chairman of the Board of Directors,
                                        Director, Chief Executive Officer,
                                        Chief Operating Officer and President;

Charles J. Scimeca            53   (2)  Secretary & Treasurer
- ------
(1) Elected on March 23, 1995, by the Board of Directors to serve until the next annual meeting of the Registrant's stockholders, and until his successors were elected, and assumed their office except that service as an officer was at the pleasure of the Board of Directors. In November of 1997, he was elected as President and Chief Operating Officer.

(2) Elected on March 31, 1996, to serve at the pleasure of the Registrant's Board of Directors.

     During October of 1998, Edward Granville-Smith, then the Registrant's sole director and chief executive officer started negotiations with principals of the Yankee Companies, Inc., to obtain its assistance in recruiting additional officers and directors, arranging for funding and helping to develop an expanded strategic business plan, based on Mr. Granville-Smith's concern that his personal health problems were impeding his ability to adequately manage the Registrant's operations. Based on Mr. Granville-Smith's oral assurances, the Yankee Companies, Inc., contacted a number of persons willing to become materially involved in the Registrant's operations, and, on November 6, 1998, Mr. Granville-Smith, as the Registrant's sole director, elected the following persons as members of the Registrant's Board of Directors: Charles J. Scimeca (the Registrant's secretary), Penny L. Adams Field, Anthony Q. Joffe and G. Richard Chamberlin (formerly the Registrant's securities counsel). On November 11, 1998, after learning that Mr. Granville-Smith, had been incapacitated, Mr. Scimeca, at the suggestion of Mr. Chamberlin, called a special meeting of the Board of Directors, in order to replace Mr. Granville-Smith as the Registrant's president and chief executive officer, principally in order to assure that the Registrant could file its quarterly report with the Securities and Exchange Commission within a reasonable time after its due date. At such meeting, Mr. Scimeca was elected as the acting president and Mr. Chamberlin was elected as the acting secretary and general counsel. In addition, the Board voted to reorganize the Registrant by reorganizing as a holding company, to ratify a series of subscription agreements disclosed in Part II of the Registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 1998, to enter into a formal consulting agreement with The Yankee Companies, Inc., and to enter into a settlement agreement with Mr. Granville-Smith, as a result of which all his current agreements with the Registrant would be terminated. The Board Resolution dated November 6, 1998 was included as an exhibit to the Form 10- QSB for period ended September 30, 1998, an is incorporated by reference in this report. The Board Resolution dated November 11, 1998 is included as an exhibit to this report (see "Item 13 - Exhibit Index").

     Since  November  6,  1998,  the  following   persons  have  served  as  the
Registrant's Directors and Executive Officers, in the capacities indicated:

Name                     Age  Term Positions

Charles J. Scimeca       53   (1)  Acting President, Chief Executive Officer &
                                    Director
G. Richard Chamberlin    52   (1)  Acting Secretary, General Counsel & Director
Penny Adams Field        43   (1)  Director, Audit Committee Chair (3)
Anthony Q. Joffe         56   (1)  Director, Audit Committee (3)
Edward Granville-Smith,Jr65   (2)  Director(2)
-------
(1) Elected November 6, 1998, to serve, in the case of directors, until the next annual meeting of the Registrant's stockholders and until their successors are elected and assume their office, unless their earlier resignations are accepted by the Board of Directors; and, in the case of officers, to serve at the pleasure of the Board of Directors.

(2) On November 11, 1998, he resigned as an officer due to health problems and has been represented on the Board of Directors by his son, Mark Granville-Smith, on a non-voting basis. As a material subsequent event, on March 22, 1999, he resigned as a member of the Board of Directors.

     (3) The Registrant's Board has an Audit Committee. The Audit Committee meets with management to consider the adequacy of the internal controls of the Registrant and the objectivity of the Registrant's financial reporting. The Audit Committee selected and meets with the Registrant's independent accountants and with appropriate financial personnel about these matters. The Audit Committee is comprised of Ms. Field, (Audit Committee Chairman) and Mr. Joffe. As of the date this report was filed, May 24, 1999, the Registrant has not been able to obtain verifyable records of the audit committees meetings, although, it is aware that meetings were held.

     The directors hold office until the next annual meeting of the stockholders and until there successors have been duly elected or qualified. Audit committee members serve at the pleasure of the Board.

     In addition to the Directors and Executive Officers, as of December 31, 1998, the following persons may be deemed control or potential control persons:
Jerry C. Spellman, Cyndi N. Calvo, the Yankee Companies, Inc. (and its principals William A. Calvo, III and Leonard Miles Tucker), and Edward Granville-Smith.

BIOGRAPHIES OF DIRECTORS AND EXECUTIVE OFFICERS

Charles J. Scimeca, Acting President

     Charges J. Scimeca, age 54, serves as the acting president and as a director of the Registrant. Since 1982 he has been a licensed real estate broker. He is managing director of Coast to Coast Realty Group, Inc., located in Sarasota, Florida. The company is involved in residential and commercial real estate development as well as general real estate brokerage and business acquisition. He has been involved in real estate transactions totaling over one billion dollars, representing Fortune 500 clients, such as , Equitable Life Insurance Company, Walt Disney Corporation, Paramount Studios and TRW Real Estate Group. From 1980 until 1982, Mr. Scimeca was on sabbatical, exploring business opportunities in various industries. From 1975 until 1980, Mr. Scimeca served as chief operating officer for Andy Frain Maintenance & Security, Inc., headquartered in Chicago, Illinois. His responsibilities included budgeting and implementing cleaning services for high rise office, retail and industrial properties for such notable clients as Standard Brands, JMB Realty, John Hancock Insurance Company and other Fortune 500 companies. From 1965 until 1975, Mr. Scimeca was the owner and manager of the Mecca Restaurant, a full-service family owned multi-unit restaurant business headquartered in Chicago, Illinois. He is a member of the Clearwater, Sarasota and Manatee County Association of Realtors, the International Council of Shopping Centers and other local, regional and national real estate and mortgage related organizations. He holds a degree in Business Administration from Wright College in Chicago, Illinois (1964).

G. Richard Chamberlin, Acting Secretary, Director & General Counsel

     G. Richard Chamberlin. age 52, has since November 1998, served as the Registrant's acting secretary, as a member of it's Board of Directors (in which he serves as Chairman) and also as it's general counsel. From 1973 to 1974 he served as Trust Officer with Suntel Bank & Trust Company, Jonesboro, Georgia. Mr. Chamberlin is a practicing attorney and is a member of the Georgia Bar, (since 1974), and the Florida Bar, (since 1990). He is also a member of the Bars for the Federal District Court for the Northern District of Georgia, (since
1974) and the Federal District Court for the Northern District of Florida (since
1995), the Court of Appeals for the State of Georgia, (since 1974) and the Supreme Court for the State of Georgia (since 1974). Mr. Chamberlin is also a member of the Bar for the Eleventh District Court of Appeals, (since 1982). He is a graduate of Eastern Military Academy, Huntington, New York (College Prep Diploma, 1964); The Citadel, The Military College of South Carolina, (B.A., political science, 1968); and the University of Georgia School of Law, (J.D.,
1971). Mr. Chamberlin earned a Certificate from the American Bankers Association, National Trust School, (1974). Mr. Chamberlin is a two term former member of the Georgia House of Representatives, (1979-1983). In the State House, Mr. Chamberlin served on the Following committees: House Journal Committee, Natural Resources Committee, Special Judiciary Committee and Labor Committee. He is a former member of the Counsel for National Policy. He is the founder of the Georgia Roundtable, Inc., and served as President from 1981 to 1986.; He is the founder of the Georgia Heritage Foundation, and served as President from 1982 to 1986. He is the former Principal of Soul's Harbor Christian Academy, Belleview,

Florida, (1990-1992). Mr. Chamberlin served as National Music Chairman for the Religious Roundtable, Inc. at the premier event known as the 1992 National Affairs Briefing in Dallas, Texas wherein President George Bush was the keynote speaker. Mr. Chamberlin has received Resolutions of Commendation from the House of Representatives for the Commonwealth of Kentucky, (1985) and from the House of Representatives for the State of Georgia, (1982). He presently serves as President of the Citadel Club of Central Florida, Inc.. Mr. Chamberlin is former president and director for Atrieties Development Company, Inc., a publicly held corporation involved in the real estate industry, (1986-87), and has held licenses as a real estate agent, (Georgia and Florida).

Penny L. Adams Field, Director & Audit Committee Chairman

     Penny Adams Field, age 43, since November, 1998. Serves as a member of Registrant's Board of Directors and chair of its audit committee. Penny Adams Field is a principal and co-founder of Executive Concepts, a management consulting and investment banking advisory firm. Ms. Adams Field has technical expertise in designing and implementing financial management systems, acquisition and divestiture models, cash flow management, information systems assessment and implementations, and operational and cost system audits. Her background in strategic planning, performance measurement, comprehensive business planning, and cost structure analysis add to the breadth and depth of the Executive Concepts team skills. Ms. Adams Field is an experienced and accredited business valuation specialist and is a member of the Institute of Business Appraisers. She serves on numerous not-for- profit and corporate boards. As a management consultant, Ms. Adams Field has consulted with firms such as Monsanto, Mallinckrodt, McDonnell-Douglas, MEMC Electronic Materials Company, Maytag, Mark Andy, CyberTel, and numerous other small firms in the healthcare, manufacturing, construction, and service industries. Prior to founding Executive Concepts, Ms. Adams Field was an administrator for the John
M. Olin School of Business at Washington University in St. Louis, where she helped to establish the Executive Programs division. Her responsibilities included program development in the Far East. Prior to her administrative role she served as a full-time member of the accounting faculty instructing in financial accounting and cost management for undergraduate and graduate programs at the Olin School. Prior to graduate study at Washington University, Ms. Adams Field worked in healthcare administration and banking, including positions at Children's Hospital National Medical Center in Washington, D.C. and Harris Bank in Chicago. After earning a B.B.A. in Accounting and Finance, Ms. Adams Field earned her M.B.A. from the Olin School of Business at Washington University in St. Louis. Ms. Adams Field also posted several hours of Ph.D. level course work in accounting and finance prior to making a full-time commitment to consulting.

Anthony Q. Joffe, Director

     Anthony Q. Joffe, age 56, since November, 1998, serves as a member of Registrant's Board of Directors. Mr. Joffe holds a degree in Aeronautical Engineering Management from Boston University, Boston, Massachusetts. Subsequent to his graduation, Mr. Joffe was employed as the Quality Control Manager for Cognitronics Corporation, a computer manufacturer, where he was responsible for overseeing the U.S. Air Force compliance testing program as well as normal day-to-day management. In 1967, Mr. Joffe was employed by General Electric as a production engineer in the insulating materials field. In 1970, Mr. Joffe was employed by King's Electronics, a RF coaxial connector manufacturer, where he was responsible for major accounts and guided the field sales force. In 1973, Mr. Joffe was one of the founders and Vice-President of J.S. Love Associates, Inc., a commodity brokerage house no longer in operation (then headquartered in New York City). In 1976, Mr. Joffe formed and served as President and Chief Operating Officer of London Futures, Ltd., a commodity broker with 275 employees in nine offices. London Futures, Ltd. was closed in 1979 and Mr. Joffe moved to Florida. From 1979 until 1986, Mr. Joffe was Vice President of Gramco Holdings, Inc. (and its predecessor companies), a firm which owned and operated a variety of companies. These companies included five cemeteries and funeral homes in Broward County, Florida, a 33 acre marina, a general contracting company, a boat title insurance underwriting firm, three restaurants, a real estate brokerage company, a mortgage brokerage company and a leasing company. His responsibilities involved supervision of the day-to-day operations and new business development. From 1986 to 1991, Mr. Joffe served as consultant and/or principal to a variety of small businesses in the South Florida area. In 1989 Mr. Joffe became President of Windy City Capital Corp., a small publicly traded, reported company that was originally formed as a "blind pool" for the express purpose of finding an acquisition candidate. Eventually, a reverse merger was consummated with a computer software company from Pennsylvania. Mr. Joffe then took the position of President of Rare Earth Metals, Inc. (and its predecessor companies), a small publicly traded company which has purchased Spinecare, Inc. a medical clinic in New York. Spinecare changed its name to Americare Health Group and relocated its state domicile to Delaware. Since March of 1993, Mr. Joffe has performed consulting services for First Commodities, Inc., an Atlanta based commodities firm, and has been involved in fund raising for the Multiple Sclerosis Foundation. He also assisted Digital Interactive Associates and IVDS Partnership with financial affairs in conjunction with their successful bid to the Federal Communications Commission for licenses in the cities of Atlanta, Georgia, Minneapolis/St. Paul, Minnesota, and Kansas City, Missouri. Mr. Joffe served as the interim president of Madison Sports & Entertainment Group, Inc., a publicly held Utah corporation then headquartered in Fort Lauderdale, Florida, from September 1, 1994, until February 16, 1994, at which time he became its vice president and vice chairman, chief operating officer, treasurer and chief financial officer until he resigned in 1996. Since 1996, he has founded a boat financing company and joined NorthStar Capital ("NorthStar") as Managing Director. NorthStar is an investment banking firm with offices in Stamford, Connecticut and Boca Raton, Florida which specializes in assisting small to mid size private and publicly traded companies with business and financial planning; acquisition and divestiture; financial public relations and market position advice; and, treasury services. In January 1999, Mr. Joffe was elected to serve as a Director of Colmena Corp, a publicly held Delaware corporation, involved in the telecommunications industry. In March of 1999, Mr. Joffe was elected as Chairman of the Board of Directors and in May of 1999 he was elected as the President of Colmena Corp.

Edward Granville-Smith,  Jr., Director

     Edward Granville-Smith, Jr., age 66, served in the following capacities for the Registrant until November, 1998: president, chief executive officer and sole director. From November, 1998, until March, 1999, he continued as a member of the Registrant's Board of Directors, although he informed the board through his son and attorney in fact, that he was unable to attend board meeting due to present impairment and disability. Mr. Granville-Smith, Jr., was President of Equity Growth Systems, Inc., a corporation (not to be confused with the Registrant) specializing in structuring and marketing mortgage backed securities as well as the acquisition of select commercial real estate for its own account. From 1981 to the present, he has been a real estate consultant and principal involved in various aspects of commercial real estate financing and syndication, both internationally and domestically. One primary accomplishment during this period was the successful sale of the real estate assets of some twenty-nine limited partnerships to both domestic and foreign investors. From 1972 through 1980, he was Chairman of the Board, Chief Executive Officer and President of United Equity Corporation, a corporation which was primarily involved in the structuring, financing and marketing, through the syndication of various tax incentive ventures with an aggregate valuation in excess of $100 million. From 1959 through 1972, Mr. Granville-Smith, Jr. built the Washington Insurance Agency, Inc., and became the Chairman of one of the top one percent of insurance brokerage houses in the Washington area. Mr. Granville-Smith, attended Brown University from September, 1951 through June, 1952 at which time he entered the United States Marine Corps. Upon discharge from the Marine Corps in 1955, he enrolled in the Georgetown University School of Foreign Service and graduated in June of 1959 with a B.S.F.S. degree. Mr. Granville-Smith's professional affiliations include CLU and CPCL.

FAMILY RELATIONSHIPS

     There are no family relationships among the current officers and directors of the Registrant. However, during Mr. Edward Granville-Smith's recent health problems, his son and attorney-in-fact, Mr. Mark Granville-Smith has acted as Mr. Granville-Smith's non-voting representative on the Board of Directors. Pursuant to the terms of the Granville-Smith Settlement Agreement filed as an exhibit to this report, the Board expects to elect Mark Granville-Smith as a Director replacing Edward "Ted" Granville-Smith, Jr., who resigned as a director pursuant to the terms of the Granville-Smith Settlement Agreement.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     Based on information provided to the Registrant's legal counsel, except as otherwise disclosed in this report, during the five year period ending on December 31, 1998, no current director, person nominated to become a director, executive officer, promoter or control person of the Registrant has been a party to or the subject of:

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

OTHER MATERIAL PERSONNEL

     The following persons are not executive officers or directors; however, they play a material role in the operations of the Registrant.

     THE YANKEE COMPANIES, INC.

     In November, 1998, the Registrant retained the Yankee Companies, Inc., a Florida corporation ("Yankees") to recruit a new group of directors and to assist them in development and implementation of new strategic plans. A copy of the agreement with Yankees was filed with the Commission as an exhibit and is discussed in Part II of the Registrant's quarterly report on Form 10-QSB for the calendar quarter ended September 30, 1998, the details of which are incorporated by reference herein as permitted by Rule 12b-23. Yankees has remained integrally involved with the implementation of the new strategic plans of the Registrant as discussed in Part I, Item I. Business, New Strategic Plans & Change In Control, of this report and incorporated by reference herein. The president of Yankees is Leonard M. Tucker and the Vice President is William A. Calvo, III.

      MARK - GRANVILLE SMITH

     Mark Granville-Smith is the son of Edward, "Ted" Granville-Smith, Jr. and serves as attorney-in-fact for his father. Since December, 1998, primarily due to the illness of his father, Mark Granville- Smith has been asked to attend all Board meetings as a non voting member. On March 22, 1999, pursuant to the terms of a Settlement Agreement, Edward, "Ted" Granville-Smith, Jr., resigned from the Board of Directors. Pursuant to the terms of that same Settlement Agreement, Mark Granville-Smith is to be elected to the Registrant's Board of Directors. It is anticipated that he will be elected at the next Board of Directors meeting. A copy of the Settlement Agreement is filed as an exhibit to this report (see "Item 13 - Exhibit Index").

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934, AS
AMENDED

     Except with reference to the transactions by Mr. Scimeca discussed in Item 10 and 12 of this report, To the best of the Registrant's knowledge, no covered person engaged in any transactions in the Registrant's securities during 1998, except with reference to receipt of securities from the Registrant or in compliance with the requirements of Section 16 of the Exchange Act as described in this report. To the best of the Registrant's knowledge based on a review of filings disclosed on the Commission's EDGAR Internet web site, all stockholders, officers and directors materially complied with their obligations under Section 16(a) of the Exchange Act, except for Mr. Scimeca.

ITEM 10.     EXECUTIVE COMPENSATION.

     No current officers or directors of the Registrant have ever received any compensation from the Registrant, except, as follows:

           Summary Compensation Tables (1996 - 1998)

     The Summary Compensation Tables below sets forth all compensation paid to the Officers and Directors of the Registrant during the Registrant's year ended December 31, 1996, 1997 and 1998.

                1996 Summary Compensation Table *

Name           Annual Compensation           Long Term Compensation
and                                          Awards     Awards     LTIP* All
Principal                                    Restricted Restricted Pay-  Other
Position            Salary    Bonus  Other   Stock      Options    outs  Compen-
                                                                         sation

E.Granville-Smith (1)   **       **     **      **        **        **   **
Charles J. Scimeca      **       **     **      (2)       **        **   **
Gene R. Moffitt         **       **     **      (3)       **        **   **
Rafi Weiss              **       **     **      (4)       **        **   **
Donald E. Homan         **       **     **      (5)       **        **   **

                        1997 Summary Compensation Table *

Name           Annual Compensation           Long Term Compensation
and                                          Awards     Awards     LTIP* All
Principal                                    Restricted Restricted Pay-  Other
Position            Salary    Bonus  Other   Stock      Options    outs  Compen-
                                                                         sation

E.Granville-Smith (1)    **   **        **   **         **        **     **
Charles J. Scimeca (2)   **   **        **   **         **        **     **
Gene R. Moffitt (3)      **   **        **   **         **        **     **
Rafi Weiss (4)           **   **        **   **         **        **     **
Donald E. Homan (5)      **   **        **   **         **        **     **

                         1998 Summary Compensation Table
Name           Annual Compensation           Long Term Compensation
and                                          Awards     Awards     LTIP* All
Principal                                    Restricted Restricted Pay-  Other
Position            Salary    Bonus  Other   Stock      Options    outs  Compen-
                                                                         sation

E. Granville-Smith      **   **         **   **          **        **   **
Charles J. Scimeca      **  (2)         **   (2)         (2)       **   **
G.Richard Chamberlin    **   **         (11) (6)         **        **   **
Penny Adams Field       **   **         (11) (7)         **        **   **
Anthony Q. Joffe        **   **         (11) (8)         **        **   **


                      Other Material Compensation for 1998

Name           Annual Compensation           Long Term Compensation
and                                          Awards     Awards     LTIP* All
Principal                                    Restricted Restricted Pay-  Other
Position            Salary    Bonus  Other   Stock      Options    outs  Compen-
                                                                         sation

Yankee Companies, Inc.  **    **        **   (9)        (9)         **    **

             Actual and Anticipated 1999 Summary Compensation Table

Name           Annual Compensation           Long Term Compensation
and                                          Awards     Awards     LTIP* All
Principal                                    Restricted Restricted Pay-  Other
Position            Salary    Bonus  Other   Stock      Options    outs  Compen-
                                                                         sation

Charles J. Scimeca      **   **        **    **          **          **   **
G.Richard Chamberlin    **   **        **    (6)         **          **
Penny Adams Field       **   **        **    **          **          **   **
Anthony Q. Joffe        **   **        **    **          **          **   **
E.Granville-Smith       **   **        **    **          **          (1) (1)


                      Other Material Compensation for 1999

Name           Annual Compensation           Long Term Compensation
and                                          Awards     Awards     LTIP* All
Principal                                    Restricted Restricted Pay-  Other
Position            Salary    Bonus  Other   Stock      Options    outs  Compen-
                                                                         sation

Jerry C. Spellman(10)  **     **       **    **         **         (10)  (10)
Yankee Companies, Inc. **     **       **    **         (9)         **    **
     Long term incentive plans.
**   None
* The information provided is based solely on informaytion provided by Mr. Edward Granville-Smith, verified to the extent possible by the Registrant's general counsel.

     (1) Edward "Ted" Granville-Smith, Jr.: served as President and Chief Executive Officer until November 6, 1998 and served as Sole Director until November, 1998, and then as Director until March 22, 1999. On May 22, 1995, the Registrant entered into a five year employment agreement with Edward Granville-Smith, its sole director, president and chief executive officer,(until his resignation due to health problems in November, 1998.) The agreement was discussed (and a copy thereof was filed as an exhibit) in the Registrant's report on Form 10-KSB for the calendar year ended December 31, 1997 and the discussion thereof is incorporated by reference hereto. Mr. Granville-Smith has entered into an overall settlement agreement with the Registrant which covered all rights under the subject employment agreement, which has now been canceled. A copy of the Settlement Agreement is filed as an exhibit to this report (see "Item 13 - Exhibit Index"). See Item 1, Business, Granville-Smith, Jr., Recission Settlement Agreement and Item 12, Certain Relationships and Related Transactions, paragraph (c), of this report. See Security Ownership of Certain Beneficial Owners and Management, footnote 1. On March 22, 1999, pursuant to a recission Settlement Agreement, he resigned as a director.

     (2) Charles J. Scimeca served as Registrant's Secretary until November 6, 1998, and has served as a Director and Acting President since November 6, 1998. See Item 11, Security Ownership of Certain Beneficial Owners and Management, footnote 3; Item 12, Certain Relationships and Related Transactions, Recent Sales of Unregistered Securities, footnotes 1, 7, and 14 of this report.

     (3) Gene R. Moffitt served as Vice President, Chief Operating Officer, Treasurer and Chief Financial Officer until, October, 1997. See Item 12, Certain Relationships and Related Transactions, Recent Sales of Unregistered Securities, footnote 1 of this report.

     (4) Rafi Weiss, served as Vice President, until October, 1997. See Item 12, Certain Relationships and Related Transactions, Recent Sales of Unregistered Securities, footnote 1 of this report.

     (5) Donald E, Homan served as Vice  President,  until  November,  1998. See
Item 12, Certain Relationships and Related Transactions, Recent Sales of Unregistered Securities, footnote 1 of this report.

     (6) G. Richard Chamberlin has served as a Director, Acting Secretary and General Counsel, since November 6, 1998. See Item 11, Security Ownership of
Certain Beneficial Owners and Management, footnote 10; Item 12, Certain Relationships and Related Transactions, Recent Sales of Unregistered Securities, footnote 13 of this report.

     (7) Penny Adams Field: has served as a Director since November 6, 1998. See
Item 11, Security Ownership of Certain Beneficial Owners and Management, footnote 9; Item 12, Certain Relationships and Related Transactions; Recent Sales of Unregistered Securities, footnote 13 of this report.

     (8) Anthony Q. Joffe has served as a Director  since  November 6, 1998. See
Item 11, Security Ownership of Certain Beneficial Owners and Management, footnote 9 and Item 12, Certain Relationships and Related Transactions, Recent Sales of Unregistered Securities, footnote 13 of this report.

     (9) The Yankee Companies, Inc. See Item 11, Security Ownership of Certain Beneficial Owners and Management, footnotes 4, 5, and 6 and Item 12, Certain Relationships and Related Transactions, paragraph (d) and footnote 12, Recent Sales of Unregistered Securities, footnotes 11, 12, and 14 of this report.

     (10) Jerry C. Spellman was a consultant who could be deemed to be providing services that were executive in nature. In May, 1995, the Registrant entered into a consulting agreement with Bolina Trading Company, S.A., a Panamanian Corporation pursuant to which the consultant received 84,000 shares of the Registrant's common stock in exchange for 520 hours of consulting service per year with additional compensation of $100.00 per hour for each hour in excess of 520 hours, a copy of the consulting agreement was filed as an exhibit to the Registrant's report on Form 10-KSB/A for the calendar year ended December 31, 1995. Mr. Jerry C. Spellman as Managing Director for Bolina Trading Company, S.A., himself and other affiliated entities, signed a general release which covered all rights under the subject consultant agreement, which has now been canceled.

     (11) Messers. Chamberlin, Joffe and Ms. Field, were permitted to subscribe for an aggregate of 250,000 shares of the Registrant's common stock, at a price of $0.02 per share, on or about December 9, 1998, at a time when the quoted bid price for the Registrant's common stock was $0.0625 per share. The resale of the stock involved is subject to Rule 144 and the stock is therefore not marketable until December 9, 1999. The Registrant's auditor, Bowman & Bowman, P.A., by and through it's president, Larry Bowman, orally advised the Registrant's legal counsel, that after considering the bid price, the proximity of the private placement to a long period of non-trading in the stock, the book value of the Registrant's stock as of the dates in question, and the consideration paid for the stock, no compensation is likely to be attributable to the subscribers. The Registrant's general counsel is of the opinion that should this stock be attributed value in excess of $0.02 per share, some compensation will inure to each of the recipients. See Part II, Item 5, Market for Registrant's Common Equity and Related Stockholders Matters, for information concerning public prices in the registrant's common stock during the relevant periods.

STOCK ISSUED IN EXCHANGE FOR ASSETS

     Stock was issued to affiliates of Messrs. Granville-Smith and Spellman in exchange for assets, as discussed in the Registrant's report on Form 10-KSB for the calendar year ended December 31, 1997 and the discussion thereof is incorporated by reference hereto. Messrs. Granville-Smith and Spellman, together with their affiliates, have entered into an overall settlement agreement with the Registrant which rescinded all rights and obligations under the subject agreement. (See Item 1, Business)

Messrs. Weiss, Moffett and Homan

     The series of transactions involving Messrs. Weiss and Moffett were discussed in the Registrant's report on Form 10-KSB for the calendar year ended December 31, 1997 and in Item 3, Legal Proceedings, on this report, the discussions are incorporated by reference hereto. The transactions concerning Messrs. Weiss, Moffett and Homan are also discussed in Item 12, Certain Relationships and Related Transactions, Footnote 2, in this report.

LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE

        The  Registrant  has no  long  term  incentive  plans.

COMPENSATION OF DIRECTORS

     There are no current arrangements for compensation of Directors, other than the opportunity granted during November of 1998 to purchase shares of the Registrant's common stock at $0.02 per share, pursuant to a recommendation to the effect by Yankees, and, the compensation paid to Mr. Scimeca as discussed in
Item 10, Executive Compensation, and Item 12, Certain Relationships and Related Transactions.

     The Registrant, with the assistance of the Yankees, is developing plans for future compensation of directors as well as officers, Based on recruitment and incentive factors, but such plans are still in the discussion stage.

COMPENSATION UNDER PLANS

     Except as disclosed in Item 10, Executive Compensation and Item 12, Certain Relationships and Related Transactions above or below, none of the Registrant's executive officers have received or become entitled to any cash or non-cash compensation under any Company plans (as the term "plan" is defined in Instruction 3 to Item 402 of Regulation S-B, promulgated by the Securities and Exchange Commission) during the last calendar year, nor have they been awarded any stock options or other forms of indirect compensation by the Registrant.

     In each of the foregoing cases, the securities issued were restricted securities (i.e., not registered under applicable securities laws and thus not eligible for public resale), thus, they were issued at an arbitrary valuation prior to development of a market for the Registrant's securities, and thereafter, at a discount from the closing bid price for the Registrant's securities on the date of issuance, reflecting their legally imposed lack of liquidity.

MANNER OF DETERMINING EXECUTIVE COMPENSATION

    See response to COMPENSATION OF DIRECTORS, in this Item.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT &
CHANGE-IN-CONTROL ARRANGEMENTS.

On May 22, 1995, the Registrant entered into a five year employment agreement with Edward Granville-Smith, its sole director, president and chief executive officer, (until his resignation due to health problems in November, 1998.) The agreement was discussed (and a copy thereof was filed as an exhibit) in the Registrant's report on Form 10-KSB for the calendar year ended December 31, 1997 and the discussion thereof is incorporated by reference hereto.

     Mr. Granville-Smith has entered into an overall settlement agreement with the Registrant which covered all rights under the subject employment agreement, which has now been canceled. A copy of the Settlement Agreement is filed as an exhibit to this report (see "Item 13 - Exhibit Index").

     In May, 1995, the Registrant entered into a consulting agreement with Bolina Trading Company, S.A., a Panamanian Corporation wherein the consultant was to receive 84,000 shares of the Registrant's common stock in exchange for 520 hours of consulting service per year with additional compensation of $100.00 per hour for each hour in excess of 520 hours, a copy of the consulting agreement is filed as an exhibit to the Registrant's report on Form 10-KSB/A for the calendar year ended December 31, 1995.

     Mr. Jerry C. Spellman as Managing Director for Bolina Trading Company, S.A., on behalf of himself and other affiliated entities, signed a general release which covered all rights under the subject consultant agreement, which has now been canceled.

        Except as disclosed below, the Registrant does not have any compensatory plan or arrangement, including payments to be received from the Registrant, with respect to a named executive officer that results or will result from the resignation, retirement or any other termination of such executive officer's employment with the Registrant and its subsidiaries or from a change-in-control of the Registrant or a change in the named executive officer's responsibilities following a change-in-control.

     Exercise by the Yankee Companies, Inc., of its stock options could result in a material change in control, as could any material acquisition.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of April 30, 1999, the Registrant had 5,991,148 shares of common stock outstanding. The following information pertains to the ownership of such securities by the Registrant's principal stockholders, officers and directors. Footnotes to tables (a), (b) and (c) follow subsection (d) below.

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

Name and Address of           Amount of           Nature of      Percent of
Beneficial Owner              Shares              Ownership      Class (%)

Edward Granville-Smith        1,055,000           (1), (8)      17.61%
3821-B Tamiami Trail,
Suite 201 Port Charlotte
Florida, 33952

Jerry C. Spellman             867,691             (2), (8)      14.49%
2510 Virginia Avenue, NW
Washington, D.C. 20037

Charles J. Scimeca            650,000             (3)           10.85%
23698 US Highway 19 North
Clearwater,  34265 (3)

The Tucker Family             847,500             (4)(5)        14.15%
7359 Ballantree Court
Boca Raton, Florida 33487

The Calvo Family              582,500             (5)(6)        09.72%
1941 Southeast 51st Terrace
Ocala, Florida 34471

Yankee Companies, Inc.        485,000              (5)          08.10%
902 Clint Moore Road, Suite 136
Boca Raton, Florida 33487

Joseph D. Radcliffe           365,000              (7)          06.19%
84 Clum Hill Road
Elka Park, New York 12427

  (b)  Security Ownership of Management

     The following table sets forth, as of the date of this report, the number and percentage of the equity securities of the Registrant owned of record or beneficially by each officer, director and person nominated to hold such office and by all officers and directors as a group.

Title          Name                          Amount    Nature    Percent
of             of                            of        of        of
Class          Beneficial Owner              Shares *  Ownership Class

Common    Edward Granville-Smith, Jr.        1,055,000 (1)       17.61%
Common    Charles J. Scimeca                   650,000 (2)       10.85%
Common    Penny Adams Field                     62,500 (3)        1.04%
Common    Anthony Q. Joffe                      62,500 (3)        1.04%
Common    G. Richard Chamberlin, Esquire       125,000 (4)        2.09%
Common    Mark Granville-Smith                  20,000 (5)         .03%

Common    All officers and directors as a group 1,975,000 (12)     32.66%


  (c)     Parents of the Registrant

     The following table discloses all persons who are parents of the Registrant (as such term is defined in Securities and Exchange Commission Regulation C), showing the basis of control and as to each parent, the percentage of voting securities owned or other basis of control by its immediate parent if any.

                              Basis for      Percentage of Voting
Name                          Control        Securities Owned

Edward Granville-Smith, Jr.   (1)            17.61%
Jerry C. Spellman             (2)            14.49%
Charles J. Scimeca            (3)            10.85%
------

 (d)        Changes in Control.

     To the best knowledge and belief of the Registrant there are no arrangements, understandings, or agreements relative to the disposition of the Registrant's securities, the operation of which may at a subsequent date result in a change in control of the Registrant, except that pursuant to the terms of the consulting agreement between the Registrant and Yankees, Yankees obtained warrants to purchase 10% of the Registrant's outstanding common stock, subject to antidilutive rights, measured as of the time the warrants were exercised, for an aggregate of $60,000. When aggregated with other stock holdings in the Registrant by persons related to the principals of Yankees, exercise of such warrants would materially affect control of the Registrant. The Consulting Agreement with Yankees was filed as an exhibit to the Registrant's report on Form 10-QSB for the calendar quarter ended September 30, 1998, the details of which are incorporated by reference hereto as permitted by Rule 12b-23.

___________________________________


     (1) Beneficial ownership, record ownership is held by K. Walker, Ltd., a Bahamian corporation except for 110,000 shares of stock in the record name of Warren McFadden. Mr. Granville- Smith, Jr., served as a director until March 22, 1999 although his affairs are being managed by his attorney-in-fact, Mark Granville-Smith. The transactions concerning the March 22, 1999, Settlement Agreement with Mr. Granville-Smith, Jr., are discussed in Item 11(a) footnote 8, and Item 12 Certain Relationships and Related Transactions, in this report. Mr. Granville-Smith served as the Registrant's sole director, president and chief executive officer from 1995 until November 6, 1998, when he asked to be replaced (except as a director) because of health problems. On March 22, 1999, he resigned as director. Mr. Granville-Smith is currently the Registrant's single largest stockholder.

     (2) Beneficial ownership, record ownership is held by Bolina Trading Company, S.A., a Panamanian corporation, except with reference to 2,701 shares,(2400 shares of record held by Mr.Spellman personally and 301 shares held of record by First Investment Planning Company). Mr. Spellman is the Managing Director of Bolina Trading Co., S.A., a Panamanian corporation, which owns the subject shares. Such shares comprise the second largest block of the Registrant's common stock held by any single person. The transactions concerning the March 22, 1999, General Release signed by Mr. Spellman, are discussed in Item 11(a) footnote 8, and Item 12 Certain Relationships and Related Transactions, in this report.

     (3) The transactions concerning the stock transfer of 450,000 shares to Palmair, Inc., and the December, 1998, warrant agreement with Mr. Scimeca are discussed in Item 12(a) Certain Relationships and Related Transactions, in this report. Should Mr. Scimeca be deemed not to control the 450,000 shares transferred to Palmair, Inc., then Mr. Scimeca's percentage of common stock would be .0333% and Palmair, Inc, would be .0751%. Mr. Scimeca currently serves as a director and as the Registrant's acting president

     (4) The Tucker family is comprised of the wife Michelle Tucker, the husband Leonard Miles Tucker and Shayna and Montana, their minor daughters. Mrs. Tucker holds 108,750 shares in trust for each of her minor daughters and, in addition, 630,000 shares are held by Blue Lake Capital Corp., a Florida corporation owned by Mrs. Tucker.

     (5) The Yankee Companies, Inc., a Florida corporation, owned in equal shares by members of the Calvo and Tucker families. Consequently, half of its securities could be attributed beneficially to the Calvo family and half to the Tucker family. See Note (4) for additional shares attributable to the Tucker Family. On November 28, 1998, The Registrant offered 150,000 shares of its common stock in consideration for cancellation of debt for legal and advisory services. In February, 1999, William A. Calvo, III and Diversified Corporate Consulting Group, L.L.C., entered into a settlement agreement with the Registrant wherein Mr. Calvo, on his behalf and on behalf of Diversified, settled the issue of outstanding consulting fees in the amount of $150,000 for 150,000 shares of the Registrant's common stock. Mr. Calvo, on his behalf, and on behalf of Diversified, then assigned the same 150,000 shares to the Yankee Companies, Inc. A copy of the original settlement agreement was included as an exhibit to the Form 8-KSB filed on March 5, 1999 and the discussion thereof is incorporated by reference, as permitted by Rule 12b-23. Because the Registrant's common stock never attained it's expected value, principally due to Mr. Granville-Smith's medical problems, on April 16, 1999, the settlement agreement was amended, writing off the consulting fees and resulting in payment of only $3,000.00 (the cost associated therewith) for the same 150,000 shares of the Registrant's common stock. A copy of the amended settlement agreement dated April 16, 1999, is attached as an exhibit to this report (see "Item 13 - Exhibit Index"). As of the date of this filing these shares are in the process of being issued. When these shares are issued to the Yankee Companies, Inc. they will have a total of 635,000 shares.

     (6) The Calvo Family is comprised of Cyndi N. Calvo, William A. Calvo, III, her husband, and their three minor children, William, Alexander and Edward. Each member of the family holds 40,0000 shares (the children's shares are held by their parents, in trust) and Mr. and Mrs. Calvo hold 100,000 shares as tenants by the entireties. In addition, 55,000 shares are held by the Calvo Family Spendthrift Trust, a Florida trust for the benefit of the Calvo family, for which Mrs. Calvo serves as trustee. See Note (5) for additional shares attributable to the Calvo Family.

     (7) Record ownership of 200,000 shares. In addition, Mr. Radcliffe's sons Michael and Dennis Radcliffe each own 50,000 shares and his daughter Vanessa Radcliffe owns 65,000 shares.

     (8) Pursuant to the Settlement Agreement with Edward "Ted" Granville-Smith dated March 22, 1999, the Registrant is to issue 47,000 shares of its common stock to any entities designated by Mr. Granville-Smith, Jr., and in such portions as Mr. Granville-Smith, Jr., so designates: it being understood that 30,000 of these shares will be immediately transferred to designees of Mr. Spellman, as consideration for their release of Registrant, referred to herein. As of the date of this filing these shares are in the process of being issued. When these shares are issued, Edward "Ted" Granville-Smith, Jr., will have control of 1,062,000 shares, and Jerry C. "J.C." Spellman will have control of 897,691 shares.

     (9)  Beneficial and record. Ms. Field and Mr. Joffe serve as directors.

     (10) Mr. Chamberlin serves as a director and as the Registrant's secretary and general counsel. The Registrant has engaged G. Richard Chamberlin to prepare and file this report. Mr. Chamberlin agreed to waive his regular hourly rate for this project and the Registrant agreed to issue Mr. Chamberlin 50,000 shares of its common stock. As of the date of this filing these shares are in the process of being issued. When these shares are issued Mr. Chamberlin will have a total of 175,000 shares.

     (11) Mark Granville-Smith is the attorney-in-fact for his father Edward "Ted" Granville Smith, Jr. Pursuant to the terms of the
          Granville-Smith Settlement Agreement, filed as an exhibit to this report, it is anticipated that he will be elected to the Board of Directors to replace Edward "Ted" Granville-Smith, Jr., who resigned as a director pursuant to the terms of the Settlement Agreement.

     (12) Does not include shares issued to Messrs. Weiss, Moffett and Homan as to which the Registrant has advised its transfer agent to decline to honor any transactions based on failure of consideration. See Items 3 and 10 of this report.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The response to this Item as contained in the Registrant's report on Form 10-KSB for the year ended December 31, 1997, is hereby incorporated by reference, as permitted by Rule 12b-23, except as modified by the disclosure contained in Part II of the Registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 1998, also incorporated by reference hereto, and for matters discussed in this report in response to Items 1, 2, 3, 10, and 11 in this report. In addition:

(a)  Charles Scimeca

     Mr. Scimeca has represented the following to the Registrant's general counsel: On July 7, 1998, Mr. Scimeca transferred 450,000 shares of the Registrant's common stock to Palmair, Inc., a Bahamian Corporation, located at 55 Frederick Street, Nassau, Bahamas, with a contact person by the name of Christian Gentis, who was the record shareholder and director thereof. Mr. Gentis, at the time, acknowledged that Mr. Scimeca was retaining a 100% beneficial ownership interest in Palmair, Inc. On December 18, 1998, Mr. Scimeca relinquished his interest in Palmair, Inc., for $4,500.00. He specifically disclaimed any interest in Palmair, Inc., and he has informed the Registrant's Board of Directors that he is not a stockholder, officer or director in Palmair, Inc. nor does he have any beneficial interest therein. A copy of the memorandum from Mr. Scimeca dated March 26, 1999, is filed as an exhibit to this report (see "Item 13 - Exhibit Index").

     Mr. Scimeca holds a warrant to purchase 200,000 shares of the Registrant's common stock at a price of $.02 per share. The warrant agreement was filed as an exhibit in the Registrant's report on Form 10-QSB for the calendar quarter ended September 30, 1998 and the discussion thereof is incorporated by reference hereto. In December, 1998, Mr. Scimeca represented to the new Board, that based on certain promises made by the former sole director, he was entitled to an additional 200,000 shares of stock. In reliance on Mr. Scimeca's representations the Board authorized the execution of an option to purchase 200,000 shares. The identification of two different Board Resolutions authorizing the issuance of the same number of shares for the same reason to Mr. Scimeca, confuses the issue. A copy of the Board Resolution dated January 30, 1998 was included as an exhibit to Form 10-KSB for the period ended December 31, 1997 and a copy of a Board Resolution, dated March 9, 1998, is included as an exhibit to this report (see "Item 13 - Exhibit Index"). Further Board action is necessary to reconcile the apparent inconsistencies concerning the issuance of stock, outstanding Board Resolutions, and the terms of the warrant agreement.

(b)   G. Richard Chamberlin

     The Registrant has engaged G. Richard Chamberlin to prepare and file this report. Mr. Chamberlin agreed to waive his regular hourly rate for this single project in exchange for 50,000 shares of the Registrant's common stock. When these shares are issued Mr. Chamberlin will have a total of 175,000 shares.

(c)  Edward "Ted" Granville-Smith, Jr, and Jerry C. Spellman

     A discussion of the acquisition of materially all of the Registrant's operations and assets by Messers. Granville-Smith, Spellman and their affiliates is contained in Item 1, Business- Discontinued Operations, and is incorporated herein by reference.

     Pursuant to the Settlement Agreement with Edward "Ted" Granville-Smith, dated March 22, 1999, the Registrant is to issue 47,000 shares of its common stock to any entities designated by Mr. Granville-Smith, Jr., and in such portions as Mr. Granville-Smith, Jr., designates: it being understood that 30,000 of these shares will be immediately transferred to designees of Mr. Spellman, as consideration in their release of the Registrant, referred to herein. As of the date of this filing these shares are in the process of being issued. When these shares are issued, Edward "Ted" Granville-Smith, Jr., will have control of 1,062,000 shares, and Jerry C. "J.C". Spellman will have control of 897,691 shares.

(d)   The Yankee Companies, Inc.

     The discussion of the Yankee Companies, Inc., association with the Registrant is, as permitted by Rule 12b-23, incorporated by reference to the discussion thereof in Part II of the Registrant's report on Form 10-QSB for the quarter ended September 30, 1998. A copy of the settlement agreement with Mr. Calvo was filed as an exhibit on Form 8-KSB filed on March 5, 1999 and the discussion thereof is incorporated by reference hereto. A copy of the amended settlement agreement dated April 16, 1999 is filed as an exhibit to this report, and the discussion in Item 11, Security Ownership of Certain Beneficial Owners of Management, footnote 5, is incorporated by reference hereto. As of the date of this filing the shares have not yet been issued. When the shares are issued the Yankee Companies, Inc. will have a total of 635,000 shares.

RECENT SALES OF UNREGISTERED SECURITIES

     The response to this item is  incorporated  by reference to the  comparable item in the Registrant's report on Form 10-KSB for the year ended December 31, 1997, supplemented by the Response to Part II of the Registrant's quarterly report on Form 10-QSB for the calendar quarter ended September 30, 1998, as permitted by Rule 12b-23.

     The following table summarizes issuances of unregistered securities by the Registrant during the preceding three years.

Date
Securities                         Common    Offering  Consideration   Claimed
Issued    Stockholder              Shares    Price     Paid           Exemption

06-14-96  G. William Hollar         10,000    (1)(a,e)  (1)(a,e)       Sec 4(2)
06-14-96  Thomas & Carol Horne      10,000    (1)(a,e   (1)(a,e)       Sec 4(2)
06-14-96  Carlton P. Moffatt, Jr.   10,000    (1)(a,e)  (1)(a,e)       Sec 4(2)
06-14-96  Gene R. Moffitt          100,000    (1)(c,e)  (1)(c,e)       Sec 4(2)
06-14-96  Donald Homan             100,000    (1)(c,d,e)(1)(c,d,e)     Sec 4(2)
06-14-96  Macon & Associates        50,000    (1)(b,d,e)(1)(b,d,e)     Sec 4(2)
06-14-96  Charles Scimeca          100,000    (1)(c)    (1)(c)         Sec 4(2)
10-14-96  Marilyn Karpoff           50,000    (2)(a,b)  (2)(a,b)       Sec 4(2)
10-14-96  Edward Kerper             25,000    (2)(b,d)  (2)(b,d)       Sec 4(2)
10-14-96  Liberty Transfer Co.       5,000    (2)(c,d)  (2)(c,d)       Sec 4(2)
04-28-97  Gary & Jean Vulgamore      5,000    (3)       (3)            Sec 4(2)
04-28-97  Jay C. Salyer             50,000    (4)       (4)            Sec 4(2)
03-26-98  Jean Wilson (6)            3,750    (5)       (5)            Sec 4(2)
03-26-98  Lisa Conger (6)            3,750    (5)       (5)            Sec 4(2)
03-26-98  Sara Sander (6)           67,500    (5)       (5)            Sec 4(2)
03-26-98  Jean Wilson (6)            1,250    (5)       (5)            Sec 4(2)
03-26-98  Lisa Conger (6)            1,250    (5)       (5)            Sec 4(2)
03-26-98  Sara Sander (6)           22,500    (5)       (5)            Sec 4(2)
03-26-98  Charles J. Scimeca       150,000    (7)       (7)            Sec 4(2)
03-26-98  Gary/Jean Vulgamore       20,000    (3)       (3)            Sec 4(2)
03-26-98  Mark Granville-SmithTrust 20,000    (8)       (8)            Sec 4(2)
09-04-98  William J. Reilly,(6)     25,000    (9)       (9)            Sec 4(2)
09-10-98  Carrington Capital(6)     25,000    (10)      (10)           Sec 4(2)
11-24-98  Yankee Companies          (11)     (11)      (11)           Sec 4(2)
12-09-98  Blue Lake Capital        630,000   $12,600    (12)           Sec 4(6)
12-09-98  M. Tucker
          C/F Shayna Tucker        108,750   $2,750     (12)           Sec 4(6)
12-09-98  M. Tucker
          C/F Montana Tucker       108,750   $2,750     (12)           Sec 4(6)
12-09-98  Yankee Companies         435,000   $8,700     (12)           Sec 4(6)
12-09-98  Calvo Family
          Spendthrift Trust        217,500   $4,350     (12)           Sec 4(6)
12-09-98  G. Richard Chamberlin    125,000   $2,500     (13)           Sec 4(6)
12-09-98  Anthony Q. Joffe          62,500   $1,250     (13)           Sec 4(6)
12-09-98  Penny L. Adams Fields     62,500   $1,250     (13)           Sec 4(6)
12-09-98  Yankee Companies          50,000    (13)      (14)           Sec 4(2)
12-09-98  Carrington Capital Corp   25,000    (10)      (10)           Sec 4(2)
12-09-98  Charles Scimeca          200,000    (14)      (15)           Sec 4(2)

     (1) A Board Resolution dated June 7, 1996 authorizes the issuance of shares to members of the Registrant's Board of Advisors, Officers, Donald E. Homan, Gene R. Moffitt and Charles J. Scimeca, as follows:

          (a) Board of Advisors: Consideration for services on the Board of Advisors for not less than 36 months. The value of the shares is shown at $1.00 per share. Neither Carlton P. Moffatt, Jr., G. William Hollar nor Thomas & Carol Horne appear to have remained on the Board of Advisors for the required 36 months and therefore the consideration remains unpaid.

          (b) Officers: Consideration for services as an officer of Registrant for not less than 36 months. The value of the shares is shown at $1.00 per share. Rafi Weiss (whose designee was Macon Associates Corp.) did not serve as an officer for 36 months and therefore the consideration remains unpaid.

          (c) Donald E. Homan, Gene R. Moffitt and Charles Scimeca: consideration includes the transfer of stock of certain corporate entities. The value of the shares is shown as $1.00 per share. The corporate entities were never transferred as intended. The consideration has not been paid. (See Footnote 2). Charles Scimeca, the President of the Registrant, is presently negotiating with the Registrant for the purposes of modifying the consideration. Neither Donald E. Homan or Gene R. Moffitt have made any effort to negotiate with the Registrant with the purposes of modifying the consideration or complying with their obligations.

          (d) The series of transactions involving Messrs. Weiss and Moffett were discussed in the Registrant's report on Form 10-KSB for the calendar year ended December 31, 1997 and the discussion is incorporated by reference hereto. In November, 1998, Mr. Homan was removed from his position as an officer of the Registrant.

          (e) For all the above persons, except for Mr. Scimeca, listed in (a,b,c above): The transfer agent and the stockholders have been notified that because consideration has not been paid, the Rule 144 holding period has not started, and the transfer agent's records should reflect that position. These persons have been requested to pay the consideration of $1.00 per share or return the stock. See Part II, Item 5, Market for Registrant's Common Equity and Related Stockholders Matters, concerning the absence of an established public trading market for the common stock at the time period referred to in this paragraph.

     (2) A Board Resolution dated October 2, 1996 authorizes the issuance of shares as follows:

          (a) Marilyn Karpoff: Pursuant to agreement to serve as vice president of the Registrant for at least 24 months. The value of the shares is shown as $.40 per share. Ms. Karpoff did not serve as vice president for 24 months and therefore the consideration remains unpaid. The transfer agent and the stockholder have been notified that because consideration has not been paid, the Rule 144 holding period has not started, and the transfer agent's records should reflect that position. These persons have been requested to pay the consideration of $0.40 per share or return the stock.

          (b) Edward Kerper: In consideration for services rendered to the corporation for recruitment of officers.

          (c) Liberty Transfer Company: In lieu of interest and late payment charges.

          (d) The value of the shares authorized on October 2, 1996, is shown as $.40 per share. See Part II, Item 5, Market for Registrant's Common Equity and Related Stockholders Matters, concerning the absence of an established public trading market for the common stock for the time period referred to in this paragraph. A copy of the letter to the transfer agent along with a Board Resolution, dated October 2, 1996, is attached as an exhibit to this report (see "Item 13 - Exhibit Index")

    (3) Issued at the direction of prior management as compensation for services rendered including payment for packaging, printing, copying and typing; however, neither the offering price, consideration or exemption relied on is clearly identifiable. See Part II, Item 5, Market for Registrant's Common Equity and Related Stockholders Matters, concerning the absence of an established public trading market for the common stock for the time period referred to in this paragraph.

     (4) Jay C. Salyer, Esq.: Issued as retainer and consideration for attorney's preparation of 10-KSB for year ended December 31, 1997. The attorney did not perform the required services, and therefore full consideration for the shares has not been paid. Consequently, the holding period under Rule 144 has not commenced. The Board Resolution authorizing the issuance of shares to Mr. Salyer does not indicate the number of shares to be issued. The Board must address this issue with the stock transfer agent. The Registrant has instructed it's general counsel to negotiate appropriate fees for actual services rendered. In the interim, it has instructed its transfer agent to dishonor transactions in any such securities. A copy of the Board Resolution issuing shares to Mr. Salyer is included as an exhibit to this report (see "Item 13-Exhibit Index"). These shares were issued by the Registrant at the direction of prior management and neither the offering price, consideration or exemption relied on is clearly identifiable

     (5) Issued by Registrant at the direction of prior management as compensation for unspecified services for the benefit of the Registrant and neither the offering price, consideration or exemption relied on is clearly identifiable. The securities were issued to Al Sanders and Liberty Transfer Company, in the name of the following designees: Sara Sanders, Al Sanders' wife; Lisa Conger and Jean Wilson, Al Sanders' daughters. See Part II, Item 5, Market for Registrant's Common Equity and Related Stockholders Matters, concerning the absence of an established public trading market for the common stock for the time period referred to in this paragraph.

     (6) The sole member of the Registrant's Board, Edward "Ted" Granville-Smith, Jr., authorized the issuance of 100,000 shares to the Registrant's transfer agent for services rendered and 25,000 of the shares were to be free trading per the filing of a form S-8. A copy of the Board Resolution dated January 30, 1998 was included as an exhibit to the report on Form 10-KSB for the calender year ended December 31, 1997, A form S-8 was never filed and the stock was improperly issued to affiliates of the transfer agent, Jean Wilson (1,250 shares), Lisa Conger (1,250 shares), Sara Sanders (22,500 shares), by the transfer agent allegedly under Rule 504, (Although no notice on Form D pertaining thereto was ever filed by the Registrant with the SEC.) Mr. Granville-Smith also authorized the issuance of 25,000 shares each to William J. Reilly, Esq., and Carrington Capital Corporation. William
          J. Reilly, Esq., is a securities attorney whom Mr. Granville-Smith, Jr., was considering hiring. Shares were issued at the direction of Edward "Ted" Granville-Smith, Jr., prior to the election of current management, apparently on the advise of Mr. Reilly. A copy of a Board Resolution dated September 1, 1998 is attached as an exhibit to this report (see "Item 13 - Exhibit Index"). See Part II, Item 5, Market for Registrant's Common Equity and Related Stockholders Matters, concerning the absence of an established public trading market for the common stock for the time period referred to in this paragraph. After examination of certain records in the possession of the transfer agent, the Registrant's general counsel noted that certain securities were issued pursuant to Rule 504. The Registrant's general counsel is of the opinion that the Rule 504 exemption is only available to issuers that are not subject to the reporting requirements of Sections 13 or 15(d) and therefore was not appropriate in these instances. The Registrant has requested the parties and the transfer agent to stop any attempted transfer of the these shares and has requested recall of the stock for proper legending. A copy of the letter to the transfer agent is attached as an exhibit to this report (see "Item 13 - Exhibit Index"). At the time of this filing, Carrington has responded affirmatively and has represented that Carrington will return 25,000 free trading shares for appropriate legending. As to the other persons and entities, litigation is possible if the other persons or entities do not cooperate in correcting the improper reliance on Rule 504.

     (7) Charles J. Scimeca: Bonus for efforts in finding acquisition candidates and for good office representation to the public. Issued at the direction of prior management; however, neither the offering price, consideration or exemption relied on is clearly identifiable. See Part II, Item 5, Market for Registrant's Common Equity and Related Stockholders Matters, concerning the absence of an established public trading market for the common stock for the time period referred to in this paragraph.

     (8) R. Mark Granville-Smith Trust: Compensation for consulting services and bookkeeping services for the benefit of Registrant. Issued at the direction of prior management; however, the offering price, consideration, and exemption relied on, is not clearly identifiable. See Part II, Item 5, Market for Registrant's Common Equity and Related Stockholders Matters, concerning the absence of an established public trading market for the common stock for the time period referred to in this paragraph.

     (9) William J. Rielly, Esq.: Issued as retainer and consideration for attorney's preparation of Form 10-KSB for the calendar year ended December 31, 1997, at the direction of prior management. However, the offering price , consideration, and exemption relied on, is not clearly identifiable. The Attorney did not perform services, and therefore full consideration for the shares has not been paid. The Registrant has instructed it's general counsel to negotiate appropriate fees for actual services rendered. In the interim, the Registrant has instructed its transfer agent to dishonor transactions in any such securities. See footnote 5 above, incorporated and made apart of this footnote.

     (10) Carrington Capital Corp: Consulting services for assisting the Registrant to prepare disclosure information required by SEC and to monitor the 15c2-11 compliance process and to assist the market maker in filing Form 15c2-11 with the NASD. Issued at the direction of prior management however, the offering price, consideration, and exemption relied on, is not clearly identifiable. See footnote 5 above, incorporated and made apart of this footnote.

     (11) Yankees Warrants: Under the terms of its consulting agreement with the Registrant, Yankees has the right to purchase 10% of the Registrant's common stock, as determined immediately following exercise of the option in consideration for $60,000.00. A copy of the consulting agreement with Yankees was filed as an exhibit to the Form 10-QSB for the calendar quarter ended September 30, 1998, the details of which are incorporated by reference hereto as permitted by Rule 12b-23. Exercise of Yankee's option would materially affect control of the Registrant.

     (12) A private placement of 1,500,000 shares of the Registrant's common stock at $0.02 per share, to the Yankees, and it's affiliates, in reliance on the exemption from registration provided by Section 4(6) of the Securities Act. See Part II, Item 5, Market for Registrant's Common Equity and Related Stockholders Matters, for information concerning the market price of the Registrant's common stock during the relevant periods.

     (13) Part of a private placement to the Registrant's newly elected directors, on or about December 9, 1998, at which time the bid price for the Registrant's common stock was $0.0625 per share. The resale of the stock involved is subject to Rule 144 and the stock is therefore not marketable until December 9, 1999. The Registrant's auditor, Bowman & Bowman, P.A., by and through it's president, Larry Bowman, orally advised the Registrant's legal counsel, that after considering the bid price, the proximity of the private placement to a long period of non-trading in the stock, the book value of the Registrant's stock as of the dates in question, and the consideration paid for the stock, no compensation is likely to be attributable to the subscribers. The Registrant's general counsel is of the opinion that should this stock be attributed value in excess of $0.02 per share, some compensation will inure to each of the recipients. See Part II, Item 5, Market for Registrant's Common Equity and Related Stockholders Matters, for information concerning public prices in the registrant's common stock during the relevant periods.

     (14) Yankees: Reimbursement for 50,000 shares paid by the Calvo Family Spendthrift Trust to Carrington Capital Corporation for the benefit of the Registrant.

     (15) Charles J. Scimeca: Warrants; A copy of the warrant agreement with Mr. Scimeca was filed as an exhibit to the Registrant's report on Form 10-QSB for the calendar quarter ended September 30, 1998, the details of which are incorporated by reference hereto as permitted by Rule 12b-23. The comments concerning Mr. Scimeca in Item 11, Certain Relationships and Related Transactions, in this report are incorporated by reference hereto. Consideration to be paid on full exercise is $4,000.00.

COMPARABILITY OF TERMS

     It is the opinion of the Registrant's current management that in each transaction described above since current management assumed control of the Registrant, the terms of transactions involving the Registrant's officers and directors were materially more favorable to the Registrant than it could have obtained from unrelated sources, except for the transactions with Messrs. Edward "Ted" Granville-Smith, Jr. and Jerry Spellman, which were neither arms length nor on terms deemed fair to the Registrant.

ITEM 13.     EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

  (a) Exhibits:


Exhibit     Page     Description

2.1       (3)  Stock Exchange Agreement re Homan Equities, Inc.,
2.2       (4)  Stock Exchange Agreement re Moffett Properties, Ltd..
2.3       (3)  Stock Exchange Agreement re Equity Growth Realty, inc.
2.4       86   Settlement Agreement with Edward Granville-Smith, Jr.
2.5       97   General Release with Jerry C. Spellman
2.6       99   American Internet Letter of Intent

3.1       (7)  Amended and Restated Bylaws as of December, 1998.

10.1      (1)  Agreement for  settlement of  outstanding  claims with the
               Registrant's attorneys.
10.2      (1)  Agreement for settlement of outstanding claims with the
               Registrant's accountants.
10.3      (1)  Employment Agreement with Edward Granville-Smith, Jr.
10.4      (1)  Consultant Agreement with Bolina Trading Co., S.A.
10.5      (2)  Settlement Agreement between Registrant and Equity Growth
               Systems, inc., a Maryland corporation.
10.6      (3)  Assignment of Indenture of Trust by Milpitas,  Inc., including
               Indenture of Trust.
10.7      (3)  Engagement Agreement with Diversified  Corporate Consulting
               Group, LLC.
10.8      (3)  Corrective Bill of Sale.
10.9      (3)  (a)  Employment Agreement with Gene R. Moffett.
               (b)  Resignation of Gene R. Moffett
10.10     (3)  Employment Agreement with Donald E. Homan.
10.11     (3)  Employment Agreement with Charles J. Scimeca.
10.12     (3)  Repayment Agreement with WEFT Trust.
10.13     (5)  Settlement between Registrant, Diversified, and Trustee.
10.14     (4)  Assignment of Deed of Trust: L29160.
10.15     (4)  Assignment of Leases and/or Rents L29161.
10.16     (4)  Assignment of Tripartite Agreement L29162.
10.17     (4)  Agreement: First Ken-Co with San Safe dated Oct 20, 1997.
10.18     (4)  Statement of Unanimous Consent by Ken-Co Properties.

10.19     (4)  General Warranty Deed dated October 20, 1997, Kansas property.
10.20     (4)  Termination of Memorandum of Lease, Kansas property (7)
10.21     (4)  Mutual Release dated October 20, 1997.
10.22     (7)  Subscription agreements with new subscribers and new officers and directors.
10.23     (7)  Consulting agreement with Yankee Companies, Inc.
10.24     (7)  Recent  Settlements and Releases with creditors.
10.25     (7)  Proposed  Settlement Agreement with Mr. Granville-Smith, Jr.
10.26     (7)  Stock Purchase Option Agreement with Mr. Scimeca.
10.27     (8)  Calvo Settlement Agreement
10.28     (8)  Proposed Consulting Agreements with the Gaff Group, Inc.,
               Sports Collectibles Exchange, Cental Communications Group, Inc. and Golden Jersey Products, Inc.
10.29     (8)  Engagement agreement for 1998 audit with Bowman & Bowman, P.A., certified public accountants.
10.30     105  Calvo amended settlement agreement, dated February 18, 1999.
10.31     107  Consulting Agreement with Funds America Finance Corporation, dated May 7, 1999.

16.01    (3)(8)Letters re: Change in Certifying Accountant.

23.3     (3-6) Auditor's Consent (Baum)
23.4      124  Auditor's Consent (Bowman & Bowman).


99.1      (4)  Substitute Trustee's Deed, Memphis Property.
99.2      (4)  Proof of Publication, Memphis Property.
99.3      (4)  Order of Dismissal with Prejudice: Case No 97-2072.
99.4      (4)  Letter to David Albright, Esq. dated December 18, 1997.
99.5      (4)  Complaint for Declaratory Judgement: First Ken Co. V. JJ Martin
               et. al.
99.6      (6)  Letter to David Albright, Esq. dated April 22, 1998.
99.7      (6)  Letter to David Albright, Esq. dated May 28, 1998.
99.8      (6)  Real Estate Title Reports for Nevada, California, Tennessee,
               Kansas and Oregon properties subject to Wrap Mortgages and Leases
99.9      (6)  Director's Resolution as to shares of the Registrant's common stock to officer and transfer agent.
99.10     (6)  Director's Resolution Dismissing Vice President for
               Acquisitions.
99.11     (7)  Written  Consent  in Lieu of  Special  Meeting  of  Board of
               Directors for November 6, 1998.
99.12     (7)  Minutes of Special Meeting of Board of Directors for November
               27, 1998.
99.13     (7)  Minutes of Special Meeting of Board of Directors for December
               8, 1998.
99.14     (7)  Amended Notice for Special Meeting of Board of Directors for
               November 27, 1998.

99.15     (7)  Minutes of Special Meeting of Board of Directors for December
               11, 1998, part 1.
99.16     (7)  Minutes of Special Meeting of Board of Directors for December
               11, 1998, part 2.
99.17     (7)  Notice for  Special Meeting of Board of Directors for November
               27, 1998.
99.18     (4)  Director's resolution accepting Moffit Resignation.
99.19     (4)  Director's resolution electing Edward "Ted" Granville-Smith,
               President & CEO.
99.20     (6)  Director's  resolution  issuing  100,000  shares to Transfer
               Agent and 150,000  shares to Charles  Scimeca  dated  January 30,
               1998.
99.21     125  Director's  resolution  issuing  150,000  shares  to  Charles
               Scimeca, 20,000 shares to Gary and Jean Vulgamore and 20,000 shares to R. Mark Granville-Smith Trust, dated March 9, 1998.
99.22     126  Director's resolution issuing 25,000 shares to Leonard Tucker, dated May 28, 1998.
99.23     (8)  Minutes of Special Meeting of Board of Directors for March 3,
               1999.
99.24     127  Written Consent in Lieu of  Special Meeting of Board of
               Directors for June 7, 1996.
99.25     130  Written Consent in Lieu of  Special Meeting of Board of
               Directors for October 2, 1996
99.26     132  Board Resolution issuing shares to Mr. Slayer
99.27     133  Meeting of the Board of Directors for September 1, 1998.
99.28     134  Meeting of the Board of Directors for November 11, 1998.
99.29     138  Letter to transfer agent concerning appropriate consideration not paid, dated May 3, 1999.
99.30     140  Letter to transfer agent concerning Rule 504 stock,
               dated May 3, 1999.
99.31     142  Memorandum from Mr. Scimeca, dated March 26, 1999.
99.32     143  American Internet Private Placemenr Memorandum
--------
(1) Filed as an exhibit to the Registrant's report on Form 10-KSB for the fiscal year ended December 31, 1994, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by SEC Rule 12b-23.
(2) Filed as an exhibit to the Registrant's report on Form 8-KSB dated July 14, 1995, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by SEC Rule 12b-23.
(3) Filed as an exhibit to the Registrant's report on Form 10-KSB for the fiscal year ended December 31, 1995, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by SEC Rule 12b-23.
(4) Filed as an exhibit to the Registrant's report on Form 10-KSB for the fiscal year ended December 31, 1996, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by SEC Rule 12b-23.

(5) Filed as an exhibit to the Form 8-KSB for period dated September 8, 1997, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by SEC Rule 12b-23.
(6) Filed as an exhibit to the Registrant's report on Form 10-KSB for the fiscal year ended December 31, 1997, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by SEC Rule 12b-23.
(7) Filed as an exhibit to the Registrant's report on Form 10-QSB for the fiscal quarter ended September 30,1998, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by SEC Rule 12b-23.
(8) Filed as an exhibit to the Registrant's report on Form 8-KSB filed on March 5, 1999, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by SEC Rule 12b-23.


(b)  8-KSB Reports

     No reports on Form 8-K were filed during the last quarter of the calendar year ended December 31, 1998. A report on Form 8-KSB dealing with certain material consulting agreements and the change in auditors(letter from auditors filed as an exhibit to the 8-KSB/a filed on April 2, 1999) was filed during the first quarter of 1999.

                           Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: May 25, 1999

                  Equity Growth Systems, inc.

                  By: /s/ Charles J. Scimeca /s/
           -----------------------------------------
    Charles J. Scimeca, President & Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                     Date                Title

/s/Charles J. Scimeca/s/      May 25, 1999       President, Chief Executive
                                                 Officer, Director


/s/G. Richard Chamberlin/s/   May 25, 1999       Secretary, General Counsel,
                                                 Director

/s/ Penny L. Adams Field      May 25, 1999       Director, Audit Committee
                                                 Chair

/s/Anthony Q. Joffe /s/       May 25, 1999       Director

                     ADDITIONAL INFORMATION

                    Corporate Headquarters:
                  Equity Growth Systems, inc.
                  President:  Charles Scimeca
       8001 DeSoto Woods Drive; Sarasota, Florida, 34243
Telephone Number:  (941) 358-8182  Facsimile Transmission (941) 358-8423

                        General Counsel
                The Chamberlin Law Office, Inc.
                  G. Richard Chamberlin, Esq,
  1941 Southeast 51st Terrace, Suite 800, Ocala, Florida 34471
Telephone (352) 694-6714:  Facsimile Transmission (352) 694-9178

                          Subsidiaries:
                       None currently active.


                 Independent Public Accountants:
                     Bowman & Bowman, P.A.
                       Attn: Larry Bowman
 1705 Colonial Boulevard, Suite D-1, Fort Meyers, Florida 33907
Telephone (941) 939-2301: Facsimile Transmission (941) 939-1297


                         Transfer Agent:
                     Liberty Transfer Company
         191 New York Avenue, Huntington, New York 11743
Telephone (516)-385-1616: Facsimile Transmission (516) 385-1619


     Exhibits to the Form 10-KSB will be provided to shareholders of the Registrant upon written request addressed to: The Chamberlin Law Office, Inc.,
G. Richard Chamberlin, Esq., 1941 Southeast 51st Terrace, Suite 800, Ocala, Florida 34471, Any exhibits furnished are subject to a reasonable photocopying charge.

     The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB and Annual Report to Shareholders nor has it passed upon its accuracy or adequacy.