Form 10KSB/A
period 1998-12-31
AMERINET GROUP COM INC
filed 1999-09-21
CIK 50471

United States Securities and Exchange Commission
                                Washington D.C.
                           Amendment to Form 10-KSB/A
                 Annual Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934, as Amended
                  For the fiscal year ended December 31, 1998

                         Commission File Number O-3718

                            AmeriNet Group.com, Inc.
               Name of Small Business Registrant in its charter)

                                    Delaware
         State or other jurisdiction of incorporation or organization)

                                   11-2050317
                    (I.R.S. Employer Identification Number)

          902 Clint Moore Road, Suite 136; Boca Raton, Florida, 33487 (Address of principal executive offices including zip code)

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

TABLE OF CONTENTS

Item              Page
Number            Number      Item Caption

Item 7.            3          Financial Statements

Item 13(a)        18          Exhibits
                  18          Signatures and Additional Information



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

Financial Statements follow:

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

     In 1998 a consulting agreement with Yankee Companies, Inc., (Yankee) a Florida corporation was executed to develop investment banking relationships, develop access to debt and equity capital markets and to develop growth through acquisition of complementary business operations. In consideration for Yankee's assistance, Yankee is to receive options for common stock equal to 10% of the outstanding shares of the Company (see Note 5[d]).

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

(c) On December 9th 75,000 shares of common stock were issued at $ .02 per share for services and 1,750,000 shares were issued at $ .02 per share for cash. During the year the Company also issued stock options for 200,000 shares to the president of the corporation The options are exercisable at $.02 per share and accordingly no compensation expense has been recorded or will be incurred with the issuance.

(d) In September 1998, the Company entered into a consulting arrangement for services relating to reorganization, mergers, acquisitions and other strategic corporate development which was formalized in a written agreement dated November 25, 1998. As compensation the consultant was granted an option to purchase up to 10% of the outstanding and reserved common stock for a maximum of $60,000.

The option term commenced on the 60th day after the execution of the agreement and will terminate at the close of business on the 45th business day after the shares of common stock into which they can be exercised are registered for sale to the public under applicable federal and state securities laws. The agreement also allows the options to be exercised at a 50% discount if exercised prior to such registration.

If the option had been exercised on December 31, 1998, the Company would have issued approximately 586,615 shares under this agreement for $60,000, approximately $0.10 per share. Assuming that the Company's authorized capitalization remain 20,000,000 shares of common stock, the maximum number of shares issuable under the terms of this agreement would be 2,000,000 shares for $60,000 or $0.03 per share.

The Company has elected to account for the stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized on the stock options.

Had compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," the Company's net loss would have been increased by approximately $16,000. The fair value of each option is estimated on the date of grant using the fair market option pricing model with the assumption:


Risk-free interest rate                        5.5 %
Expected life (years)                            2
Expected volatility                          2,665
Expected dividends                            None

A summary of option transactions during the years ended December 31, 1998 is shown below:


                                           Number               Weighted-Average
                                           of Shares             Exercise Price

Outstanding at December 31, 1997                  -               $ -
Granted                                      786,615               0.11
Exercised                                         -                -
Forfeited                                         -                -
                                          ----------------

Outstanding at December 31, 1998             786,615
                                            ===========

Exercisable at December 31, 1998             786,615
                                            ============

Available for issuance at December 31, 1998  14,008,852
                                             ==========

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

ITEM 13.     EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.
(a)      Exhibits
Exhibit           Page      Description
Number            Number

22.10             18        Consent of Bowman & Bowman, Registrant's auditor for
                            the year ended December 31, 1998.

(c) Index to financial statements and financial statement schedules.

     The audited balance sheet of the Registrant for its years ended December 31, 1998, and related statements of operations, stockholder's equity and cash flows for such years follow in sequentially numbered pages numbered 24 through
27. The page numbers for the financial statement categories are as follows:

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

Dated: September 17, 1999



                            AmeriNet Group.com, Inc.
                          By: /s/ Michael H. Jordan /s/
                    -----------------------------------------
             Michael H. Jordan, President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                     Date                        Title

/s/Michael H. Jordan/s/       September 17, 1999   President, Chief Executive
                                                   Officer, Director

/s/G. Richard Chamberlin/s/   September 17, 1999   Secretary, General Counsel,
                                                   Director

/s/ Penny L. Adams Field      September 17, 1999   Director, Audit Committee
                                                   Chair

/s/Anthony Q. Joffe /s/       September 17, 1999   Director

/s/ Bruce J. Gleason /s/      September 17, 1999   Director