Form 10QSB/A
period 1998-09-30
AMERINET GROUP COM INC
filed 1999-09-22
CIK 50471

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 205490.
                                  FORM 10-QSB/A

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

                          Commission file number 0-3718

                            AmeriNet Group.com, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                               Delaware 11-2050317
                               -------- ----------
          (State or other jurisdiction of (IRS Employer Identification incorporation or organization) Number)


           902 Clint Moore Road, Suite 136; Boca Raton, Florida 33487
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (561) 998-3435
                                  ------------
              (Registrant's telephone number, including area code)

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

                           EQUITY GROWTH SYSTEMS, inc.

                                      Index



                                             Page
                                             ----
Item 6.  Index of Exhibits                   3

         Signatures                          4

Item 6.    Index of Exhibits

Exhibit     Page    Description
3.2         *       Amended & Restated Bylaws as of December, 1998.
10.22       *       Recent stock subscription agreements
10.23       4       Consulting agreement with the Yankee Companies dated
                    November 24, 1998.
10.24       *       Recent settlements and releases with creditors
10.25       *       Proposed Settlement agreement and release with
                    Mr. Granville-Smith
10.26       *       Stock purchase option agreement with Mr. Scimeca
99.12       *       Written Consent in Lieu of Special Meeting of Board of
                    Directors for November 6, 1998
99.13       *       Minutes of Special Meeting of Board of Directors for
                    November 27, 1998
99.14       *       Minutes of Special Meeting of Board of Directors for
                    December 8, 1998
99.15       *       Amended Notice Special Meeting of Board of Directors
                    for December 8, 1998
99.16       *       Minutes of Special Meeting of Board of Directors Part 1,
                    for December 11, 1998
99.17       *       Notice of Special Meeting of Board of Directors for
                    December 11, 1998
99.18       *       Minutes of Special Meeting of Board of Directors Part 2,
                    for December 11, 1998


*Filed as exhibits to the 10-QSB filed on December 17, 1998

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                            AmeriNet Group.com, Inc.

Dated: September 21, 1999

                              /s/ Michael H. Jordan
                           --------------------------
                          Michael H. Jordan, President