Form 10KSB
period 1999-06-30
AMERINET GROUP COM INC
filed 1999-10-22
CIK 50471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                                                    OMB APPROVAL
                                                           OMB Number: 3235-0420
                                                           Expires: May 31, 2000

                                                        Estimated average burden
                                                        hours per response: 3225

                                   FORM 10-KSB

                 Annual Report under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934 For the
                         fiscal year ended June 30, 1999

                        Commission file number 000-03718

                            AMERINET GROUP.COM, INC.
                 (Name of small business issuer in its charter)

                                    DELAWARE
                    (State of incorporation or organization)

                                   11-2050317
                      (I.R.S. Employer Identification No.)

             902 CLINT MOORE ROAD, SUITE 136-C; BOCA RATON, FLORIDA
                    (Address of principal executive offices)

                                      33487

                                   (Zip Code)

                    ISSUER'S TELEPHONE NUMBER: (561) 998-3435

                       Securities registered under Section
                           12(b) of the Exchange Act:

                            TITLE OF EACH CLASS: NONE
                 NAME OF EACH EXCHANGE ON WHICH REGISTERED: NONE

                       Securities registered under Section
                           12(g) of the Exchange Act:

                          COMMON STOCK, $0.01 PAR VALUE

                                (Title of Class)

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     State issuer's revenues for its most recent fiscal year: $0. State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $5,501,785.50; based on the final transaction reported on the OTC Bulletin Board at the close of business on September 30, 1999 ($1.50 per share), there being 3,667,857 shares of the Registrant's common stock on such date held by non-affiliates of the Registrant (persons holding less than 10% of the Registrant's common stock who were not officers or directors within the last 90 days).

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 1999, there were 8,192,384 shares of the Registrant's common stock outstanding.

       Transitional Small Business Disclosure Format (Check one): Yes No x

                             AVAILABLE INFORMATION.

     The public may read and copy any materials filed by the Registrant with the Commission at the Commission's Public Reference Room at 450 Fifth Street, Northwest, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding the REGISTRANT AND OTHER ISSUERS THAT FILE REPORTS ELECTRONICALLY WITH THE COMMISSION, AT HTTP://WWW.SEC.GOV. The Registrant's wholly owned operating subsidiary, American Internet Technical Center, Inc., maintains a web site at HTTP://WWW.AITC.COM.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents previously filed by the Registrant with the Commission are incorporated by reference in this report:

(1) Form 10-KSB for the year ended December 31, 1994, exhibits from Item 13(c) (Part III) thereof incorporated into Item 13(a) hereof.

(2)       Form 10-KSB for the year ended  December  31, 1996,  information  from
          Item 3 (Part I) thereof incorporated into Item 8 hereof.

(3)       Form 10-KSB for the year ended  December  31, 1997,  information  from
          Item 13(a) (Part III) thereof incorporated into Item 8 hereof; information from Item 3 (Part I) thereof incorporated into Item 8 hereof.

(4)       Form 10-KSB for the year ended  December  31, 1998,  information  from
          Item 12 (Part III) thereof incorporated into Item 3 hereof; information from Item 11 (Part III) thereof incorporated into Item 3 hereof; information from Item 8 (Part II) thereof incorporated into
          Item 8 hereof; exhibits from Item 13(a) (Part III) thereof incorporated into Item 13(a) hereof;

(5) Form 8-K filed on July 12, 1999, exhibits from Item 7(c) thereof incorporated into Item 13(a) hereof.

(6) Form 8-K filed on August 18, 1999, exhibits from Item 7(c) thereof incorporated into Item 13(a) hereof.

(7) Form 8-K filed on August 24, 1999, exhibits from Item 7(c) thereof incorporated into Item 13(a) hereof.

(8) Form 8-K filed on September 9, 1999, exhibits from Item 7(c) thereof incorporated into Item 13(a) hereof.

                 CAVEAT PERTAINING TO FORWARD LOOKING STATEMENTS

     The Private Securities Litigate Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward-looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect the company is detailed from time to time in the company's reports filed with the Commission. This report contains "forward looking statements" relating to the Registrant's current expectations and beliefs. These include statements concerning operations, performance, financial condition and anticipated growth. For this purpose, any statements contained in this Annual Report and Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties which are beyond the Registrant's control. Should one or more of these risks or uncertainties materialize or should the Registrant's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward looking statements.

                                TABLE OF CONTENTS

PART      ITEM      PAGE
NUMBER    NUMBER    NUMBER    CAPTION

I         1         4         Description of Business
          2         21        Description of Property
          3         22        Legal Proceedings
          4         25        Submission of Matters to Security Holders
II        5         30        Market for Common Equity and Related Stockholder
                              Matters
          6         45        Management's Discussion and Analysis and Plan of
                              Operation
          7         56-87     Financial Statements
          8         89        Changes In and Disagreements With Accountants on
                              Accounting and Financial Disclosure
III       9         92        Directors, Executive Officers, Promoters and
                              Control Persons
          9         100       Compliance With Section 16(a) of the Exchange Act
          10        100        Executive Compensation
          11        112       Security Ownership of Certain Beneficial Owners
                              and Management

          12        116        Certain Relationships and Related Transactions
          13        122        Exhibits and Reports on Form 8-K

Signatures          130
Additional
     Information    131
Exhibits            132-169

     This document incorporates into a single document the requirements of the Securities and Exchange Commission for the Annual Report to Stockholders and the Form 10-KSB.

PART I

ITEM 1   DESCRIPTION OF BUSINESS

(A)      BUSINESS DEVELOPMENT.

ORGANIZATION & INITIAL OPERATIONS

     The Registrant was incorporated in the State of Delaware on December 8, 1964, as Infotec, Inc, and engaged in computer and communications related activities. The Registrant discontinued its original operations in March of 1974 and until August 1991, its activities were limited to the collection of royalties from licensing of patents and the disbursement of funds (derived from the receipt of royalties). Those activities ended in August of 1991, due to expiration of the patents. From August of 1991 until March of 1995, THE REGISTRANT'S ONLY ACTIVITIES INVOLVED ADMINISTRATIVE FUNCTIONS (E.G., payment of taxes, updating of stockholder records and maintenance of its corporate existence).

OPERATION AS EQUITY GROWTH SYSTEMS, INC.[SIC]

     In March of 1995, Messrs. George Wulfing and Solomon Manber, then the Registrant's sole officers and directors (Mr. Wulfing serving as President and Mr. Manber as Secretary and Treasurer), entered into a series of agreements with Mr. Edward Granville-Smith, Jr. ("Mr. Granville-Smith"), pursuant to which the Registrant's board of directors elected Mr. Granville-Smith to the Registrant's board of directors, after which, all directors other than Mr. Granville-Smith resigned. Mr. Granville-Smith, as the sole director, elected himself as president, chief executive officer and chairman of the Registrant's board of directors.

     On May 18, 1995, the holders of 1,018,106 of the 2,000,000 shares of the Registrant's common stock adopted a resolution by execution of a written consent in lieu of stockholders meeting pursuant to which they authorized amendments to the Registrant's certificate of incorporation. The amendment changed the Registrant's name to "Equity Growth Systems, inc.", effected a one for ten reverse stock split and changed the Registrant's authorized capitalization from 2,000,000 shares of common stock, $0.001 par value (all of which were outstanding) to 20,000,000 shares of common stock, $0.01 par value (the formerly issued shares having been reduced to 200,000 of the newly authorized shares). In addition, the Registrant was authorized to issue 5,000,000 shares of preferred stock, the attributes of which are to be determined by the Registrant's board of directors from time to time, prior to issuance, in conformity with the requirements of Sections 151 of the Delaware General Corporation Law. A copy of the Certificate of Amendment is filed as an exhibit to this report (see "Part III, Item 13[a], Exhibits Required by Item 601 of Regulation S-B").

     Following  the  effective  date  of  the  amendments  to  the  Registrant's certificate of incorporation, Mr. Granville-Smith, as the sole stockholder, officer and director of Milpitas Investors, Inc., a Delaware corporation ("Milpitas"), caused Milpitas to assign interests in four leases involving five separate leased parcels of real estate (one lease covers two parcels), four promissory notes secured by mortgages on real estate leased to third parties, in each case subject to mortgages to third parties, and four demand notes with an aggregate original principal balance of approximately $160,000, to the Registrant in exchange for 1,616,000 shares of the Registrant's common stock, $0.01 par value. Milpitas thereafter distributed such stock to the Granville-Smith Trust, which thereafter transferred it to K. Walker
International, Ltd., a Bahamian corporation (affiliated with Mr. Granville-Smith) and to Bolina Trading Co., S.A., a Panamanian corporation (affiliated with Jerry C. Spellman).

     During October of 1998, Mr. Granville-Smith, then the Registrant's sole director and chief executive officer determined that his personal health problems were impeding his ability to adequately manage the Registrant's operations. Consequently, he concluded negotiations with principals of the Yankee Companies, Inc., a Florida corporation ("Yankees"), to obtain its assistance in recruiting additional officers and directors, providing emergency funding and helping to develop an expanded strategic business plan.

     Based on Mr. Granville-Smith's oral assurances, Yankees contacted a number of persons willing to become materially involved in the Registrant's operations, and, on November 6, 1998, Mr. Granville-Smith, as the Registrant's sole director, elected the following persons as members of the Registrant's board of directors: Charles J. Scimeca (then the Registrant's secretary), Penny Adams Field, Anthony Q. Joffe and G. Richard Chamberlin, Esquire (the Registrant's former securities counsel).

     On November 11, 1998, after learning that Mr. Granville-Smith, had been incapacitated, Mr. Scimeca, at the suggestion of Mr. Chamberlin, called a special meeting of the Registrant's board of directors, in order to replace Mr. Granville-Smith as the Registrant's president and chief executive officer. The action was taken on an expedited basis in order to assure that the Registrant could file its report for the quarter ended September 30, 1998, with the Commission within a reasonable time after its due date. At such meeting, Mr. Scimeca was elected as the acting president and Mr. Chamberlin was elected as the acting secretary. In addition, the Registrant's board of directors voted to reorganize the Registrant as a holding company, to ratify the subscription agreements with Yankees and persons introduced by Yankees, to formalize the consulting agreement with Yankees and to enter into a settlement agreement with Mr. Granville-Smith, as a result of which all his current agreements with the Registrant would be terminated.

     On November 24, 1998, the Registrant formally retained Yankees to assist it in developing and implementing a new strategic plan. Yankees initially suggested that the Registrant's activities be divided into three areas: real estate operations segregated in a new subsidiary presided over by Mr. Scimeca; consulting services to third parties; and, acquisition of operating companies that could benefit from the Registrant's public trading status and from the experience of the Registrant's directors. However, the Registrant's board of directors determined that continuation of its real estate operations without Mr. Granville-Smith's assistance would be counter productive, and initiated negotiations with Mr. Granville-Smith for their divestiture.

     On March 22, 1999, Mr. Granville-Smith, on his behalf and on behalf of the Granville-Smith Trust dated August 13, 1976, First Ken Co Properties, Inc., a dissolved Delaware corporation, K. Walker International, LTD., a Bahamian corporation, Milpitas Investors, Inc., a Delaware corporation, the Milpitas Investors, Inc., Trust, and Equity Growth Systems, Inc., a dissolved Maryland corporation (not to be confused with the Registrant), entered into an agreement with the Registrant rescinding all agreements prior between them, including those pursuant to which the Registrant acquired its real estate related operations; and, all employment, consulting and creditor agreements involving such persons. In conjunction therewith, Mr. Jerry C. Spellman, on his own behalf and on behalf of Bolina Trading Co., S.A., a Panamanian corporation and the WEFT Trust signed and executed a general release in favor of the Registrant. As a result of such recission, Messrs. Granville-Smith and Spellman acquired all of the assets held by the Registrant as of December 31, 1998, but became responsible for all liabilities associated therewith and the Registrant's real estate operations were terminated.

ACQUISITION OF AMERICAN INTERNET

     In conjunction with its role as the Registrant's strategic consultant, during the second quarter of 1999, Yankees introduced the Registrant's management to Messrs. J. Bruce Gleason ("Mr. Gleason") and Michael D. Umile ("Mr. Umile"), the sole officers and directors of American Internet Technical Centers, Inc., a Nevada corporation formerly known as Ascot Industries, Inc., ("Ascot"), in which they held more than 90% of its capital stock. Ascot was a holding company with one operating subsidiary, American Internet Technical Center, Inc., a Florida corporation ("American Internet"). American Internet was incorporated in Florida on April 15, 1998, to provide various Internet services. American Internet's principal executive offices are located at 440 East Sample Road, Suite 204; Pompano Beach, Florida 33060; Telephone (954) 943-4748.

     American Internet had been acquired by Ascot on April 26, 1999, in a stock exchange pursuant to which the stockholders of American Internet (Messrs. Gleason and Umile) acquired 90% of the outstanding capital stock of Ascot in exchange for all of the capital stock of American Internet. However, Messrs. Gleason and Umile determined that their association with Ascot was based on erroneous premises as to its public status and during June of 1999, after months of negotiations with a number of existing public companies, Messrs. J. Bruce Gleason ("Mr. Gleason") and Michael D. Umile ("Mr. Umile"), the sole officers and directors of Ascot and the holders of more than 90% of its capital stock, elected to become associated with the Registrant.

     On June 25, 1999, a reorganization agreement was executed between the Registrant, Ascot (then operating as American Internet Technical Centers, Inc., a Nevada corporation), the former stockholders of American Internet, and American Internet (the "Reorganization Agreement"), pursuant to which Messrs. Gleason and Umile exchanged all of their common stock in American Internet for 2,232,756 shares of the Registrant's common stock, with the right to increase the 2,232,756 shares to 6,732,756 shares if net, pre-tax profit projections over the next five years were met. As a result, Ascot became a 90% owned subsidiary of the Registrant and American Internet became a wholly owned subsidiary of the Registrant. Subsequently, two minor stockholders of Ascot (Ms. Lyn Poppiti and Mr. and Mrs. Theodore Gill) also elected to exchange their shares of Ascot common stock for an aggregate of 3,980 shares of the Registrant's common stock. Consequently, the Registrant issued a total of 2,236,736 shares of its common stock to the former American Internet stockholders.

     The transaction was structured to meet the tax free exchange  provisions of
Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended, and for accounting purposes, was treated as a purchase. The securities were issued in reliance on the exemptive provisions of Commission Rule 505 of Regulation D, and comparable state law provisions based on representations by the parties reflected in the Reorganization Agreement.

     A copy of the Reorganization Agreement is incorporated by reference as an exhibit to this report (see "Part III, Item 13[a], Exhibits Required by Item 601 of Regulation S-B").

     On July 9, 1999, at the request of the Registrant, the parties to the Reorganization Agreement and the former management and controlling stockholders of Ascot entered into an agreement rescinding Ascot's acquisition of American Internet as a result of which control of Ascot was reacquired by its original stockholders, its name was changed back to Ascot, and Ascot was carved out of the Reorganization Agreement. As consideration for the rescission American Internet paid slightly less than $3,000 in legal fees to Ascot's legal counsel. A copy of the rescission agreement is incorporated by reference as an exhibit to this report (see Part III, Item 13(a), Exhibits Required by Item 601 of Regulation S-B").

REEVALUATION OF THE AMERICAN INTERNET TRANSACTION

AUGUST 25, 1999

     Because the preliminary drafts of the audited financial statements for American Internet (final copies of which were issued on September 8, 1999), disclosed results different from those used by the Registrant and American Internet during the negotiation of the acquisition, the Reorganization Agreement was amended on or about August 25, 1999, as follows:

     The provisions of the Reorganization Agreement pertaining to the shares of the Registrant's common stock exchanged for all of the American Internet capital stock (the "American Internet Stock"), were modified as follows:

o The initial shares of the Registrant's common stock issued to the former American Internet stockholders (the "Subscribers") were reduced by 750,000 shares, all of which were deducted from the shares issued to Messrs. Gleason and Umile, at their request, from 2,232,756 to 1,482,756 shares, 250,000 of which were sold by Messrs. Gleason and Umile to Yankees in consideration for the sum of $25,000, which they concurrently contributed as additional paid in capital to American Internet, correcting inaccuracies in the representations and warranties in the Reorganization Agreement;

o The remaining 750,000 shares of the Registrant's common stock deducted from the shares originally received by Messrs. Gleason and Umile were returned to the Registrant for cancellation and then reserved for re-issuance to the Subscribers as a component of the Registrant's common stock issuable pursuant to the Reorganization Agreement's performance criteria. As a result, the aggregate number of additional shares of the Registrant's common stock potentially issuable to the Subscribers increased from 4,500,000 shares to 5,250,000 shares, as described in the following paragraph:

o The contingent additional shares to be included as shares exchanged for the American Internet Stock (the "Additional Exchange Shares"), would be predicated on American Internet's attaining the following annual net, pre-tax profit thresholds determined as of June 30 of each year in accordance with generally accepted accounting principals, consistently applied ("GAAP"), as follows:

               GOAL                TIME FRAME     ADDITIONAL EXCHANGE SHARES
         (A)   $200,000            2000           500,000 Shares;  or

               $259,000            2000           875,000 Shares;

         (B)   $500,000            2001           800,000 Shares;  or
               $559,000            2001           1,175,000 Shares;

         (C)   $1,000,000          2002           800,000 Shares;
               $1,5000,000         2003           800,000 Shares;
               $2,000,000          2004           800,000 Shares;
               $2,500,000          2005           800,000 Shares.

     As set forth in the original Reorganization Agreement, in the event that the thresholds were not attained and the Registrant has provided American Internet with at least $250,000 in funding for its operations, then:

O If the net, pre tax earnings are less than 33% of the required threshold during the subject 12 month period, the Additional Exchange Shares for such period would be forfeited;

o If the net, pre tax earnings are between 33% and 80% of the required threshold during the subject 12 month period, the Additional Exchange Shares for such period and the required threshold would be carried over to the next year, increasing both the aggregate threshold and the aggregate bonus attainable for such year; and

o If the net, pre tax earnings are between 80% and 100% of the required threshold during the subject 12 month period, the Additional Exchange Shares for such period would be prorated.

     In the event that the thresholds were not attained but the Registrant had not provided American Internet with at least $250,000 in funding for its operations, then, the Additional Exchange Shares for such period would be prorated.

     In addition to changes in the quantity of shares exchanged, other provisions of the Reorganization Agreement were modified, as follows:

o The ratio of seats on American's Internet board of directors allocated to designees of the Subscribers was reduced from two thirds to one half, the current board membership being Messrs. Gleason and Umile, Michael Harris Jordan, currently the Registrant's president, with a further designee of the Registrant to be added.

o Messrs. Gleason's and Umile's annual salaries under their employment agreements with American Internet were reduced from $75,000 to $52,000.

o If required by the Registrant, American Internet will hire a senior management, marketing or production executive to be designated by the Registrant on terms materially identical to those reflected in the employment agreements between American Internet and Messrs. Gleason and Umile, and American Internet will acquire the assets and operations of another Internet business designated by the Registrant, capable of in house production and hosting of web sites.

     A copy of the amendment to the Reorganization Agreement is incorporated by reference as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation S-B."

SUBSEQUENT DEVELOPMENTS

     The Registrant has continue to carefully monitor American Internet's business to determine if there are any other inaccuracies involving material information in connection with its acquisition and if any are found to exist, will take such steps as it deems appropriate to remedy them. At present, the Registrant's board of directors is considering recommendations by Yankees to improve American Internet's performance by materially restructuring its sales, customer relations and outsourcing policies in order to remedy material operating deficiencies noted by Yankees. In addition, Yankees has recommended material revisions to American Internet's record gathering and dissemination procedures, including centralization of such functions, together with accounts receivable and accountants payable functions, at the holding company level under the direct supervision of the Registrant's president. Yankees has advised the

Registrant and Messrs. Gleason and Umile that additional adjustment to the consideration exchanged by the Registrant for American Internet will probably be appropriate. While Yankees has advised the Registrant that it believes that Messrs. Gleason and Umile will be cooperative in the event a further adjustment is required, no assurances can be provided that such adjustments will in fact be effected, that the steps recommended by Yankees will be implemented, or that if they are implemented, they will prove effective. In the event of any such adjustments, Yankees has advised the Registrant that the shares issued to Yankees as compensation in conjunction with the American Internet acquisition will be correspondingly adjusted.

(B)      BUSINESS OF ISSUER.

HOLDING COMPANY

     The   Registrant  is  currently  a  holding   company  with  one  operating
subsidiary, American Internet. As a holding company, its current activities involve:

o Provision of consulting services to third parties in exchange for the issuance of shares of such third parties common stock directly to the Registrant's stockholders, after their registration with the Commission; and

o Supervision of its current and future subsidiaries and development of operating systems designed to maximize the operational efficiency of its current and future subsidiaries and its ability to promptly comply with reporting obligations under the Exchange Act by centralizing common FUNCTIONS AT THE HOLDING COMPANY LEVEL (E.G., capital raising, borrowing, equipment purchasing, ACCOUNTING, LEGAL MATTERS, RECORD STORAGE, ETC.).

o        Seeking to acquire other operating businesses.

CONSULTING ACTIVITIES

GENERAL

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

FUNDSAMERICA FINANCE CORPORATION

     As of the date of this report, only one consulting agreement has been signed (May 18, 1999), that being with FundsAmerica Finance Corporation, a recently organized Florida corporation that intends to operate as a retail finance company concentrating on refinancing mobile homes ("FundsAmerica") and believes that reporting company status will be of material assistance to permit it to package and resell portfolios of loans originated by it. The Registrant will have no involvement in any operations of such corporation, other than in providing the assistance described above and consequently makes no predictions as to the ultimate value of the securities to be distributed to the Registrant's stockholders after they are registered with the Commission. Based on the terms of the consulting agreement with Funds America, the Registrant's stockholders of record as of June 17, 1999, will, after registration of the subject shares with the Commission, receive 10% of FundsAmerica outstanding common stock, measured as of the conclusion of such distribution, on a pro rata basis based on their holdings of the Registrant's common stock on such date (approximately two shares of FundsAmerica common stock for every 25 shares of the Registrant's common stock held). A registration statement covering the shares to be issued to the Registrant's stockholders was filed by FundsAmerica with the Commission on or about October 14, 1999. The Registrant and FundsAmerica have agreed that the reasonable value of such common stock, in the aggregate, is the lesser of $50,000 or 10% of stockholders' equity of FundsAmerica, determined in accordance with generally accepted accounting principals, consistently applied ("GAAP"), however, no assurances can be provided that such valuation will actually be deemed appropriate for auditing or tax purposes and a different valuation may be arrived at based on the initial trading value of such securities or other factors not currently apparent to management. As of the date of this report, the Registrant has not determined the tax consequences of the anticipated distribution of FundsAmerica securities to its stockholders and it is possible that, after a proper valuation is determined, both the Registrant and the subject stockholders will be deemed to have experienced taxable events. A copy of the FundsAmerica Consulting Agreement is incorporated by reference as an exhibit to this report (see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation S-B").

SPORTS COLLECTIBLE EXCHANGE, INC.

     Sports Collectible Exchange, Inc., a recently organized Florida corporation controlled by the Registrant's general counsel ("SCE"), has indicated a firm intention to proceed subject to development of its web site and valuation of its inventory. SCE maintains temporary offices at 14950 Southeast United States Highway 441: Summerfield, Florida 34491. Its telephone number is (352) 694-6714: its fax number is (352) 694-7153: and, its current e-mail address is
grichard@atlantic.net. SCE has been organized to engage in a number of collectible areas including an inventory of minor league collectibles that is expected to be appraised prior to June 30, 2000, by either Gulf Coast Minors, of Sarasota, Florida, or Steve Weitlauf, former owner of Bleacher Bums a baseball card shop, Belleview, Florida. The appraisal will be based on both wholesale and probable retail value. SCE's management has advised the Registrant's management that it believes that the wholesale appraisal will be in the range of $40,000 to $100,000, based on it's experience with minor league baseball collectibles. SCE intends to develop an Internet web site to market minor league baseball collectibles, including its current inventory, to operate such site with an initial emphasis on minor league baseball collectibles in a manner similar to that currently used to trade securities over the Internet, permitting transactions in its own inventory, purchase of inventory from third parties and facilitation of transactions between third parties for a small fee (expected to be a percentage of the transaction). SCE also intends to develop a minor league collectibles appraisal certification program and to establish a minor league hall of fame.

Other Current Consulting Activities

     The Registrant is currently negotiating with several additional potential consulting clients and believes that, based on current activity, it will have at least five active consulting clients during the next twelve months. While the Registrant is optimistic that a number of the businesses with which it is negotiating will sign consulting agreements with the Registrant during the fourth calendar quarter of 1999, management believes that it would be premature and possibly detrimental to ongoing negotiations to provide specific details at this time.

ACQUISITIONS

INTRODUCTION

     The Registrant, principally through the assistance of Yankees, has conducted negotiations with a number of potential acquisition candidates, all of which are involved in Internet related operations. To date, only the transaction with American Internet has been concluded. Because information concerning negotiations with several apparently profitable acquisition candidates in the Internet field ( an Internet access provider; a marketing company specializing in sale of jewelry and other items through hospital distribution and collection networks; and, an on-line match making service for singles) was made public by a third party, the Registrant publicly released minimal information concerning such negotiations through a press release in order to avoid the possibility that anyone would use such information in violation of restrictions on trading while in possession of material inside information. However, the Registrant believes provision of further details pertaining to such acquisitions would be premature in light of the preliminary status of pending negotiations. Consequently it should not be inferred that current negotiations are limited to those referred to above. The Registrant has taken steps to advise all persons with which it is dealing that premature disclosure of information is not authorized and that such disclosure, if intentional, probably violates applicable state and federal laws.

CURRENT STRATEGIC GOALS

     The Registrant's board of directors, at the suggestion of Yankees, has elected to concentrate on acquisition and development of Internet related enterprises with the goal of making the Registrant a holding vehicle for a group of Internet related companies capable of becoming involved in diverse aspects of the Internet deemed to involve synergistically profitable opportunities. The Registrant believes that the most important initial businesses that it will focus on developing or acquiring should involve:

o A company providing all web development, promotion and hosting services currently outsourced by the Registrant's American Internet subsidiary;

o An Internet access company providing the public with competitively priced access to the Internet, and serving as a platform for the marketing of other goods and services to its subscriber base;

o         An advertising  agency  specializing in advertising over the Internet;
          and

o Several companies marketing profitable goods and services through the Internet.

     However, its priorities may change based on the opportunities for acquisitions or business development that it encounters. The Registrant also intends to recruit persons capable of developing cutting edge Internet related technologies and expects to concentrate on personnel recruitment rather than on the acquisition of entire existing companies after it develops or acquires what its management perceives to be an adequate Internet core infrastructure.

     Yankees, the Registrant's strategic planning consultant, has suggested that the Registrant operate on a federated model, with authority over operational matters concentrated at the subsidiary level, subject to oversight by holding company level personnel. The role suggested for the Registrant is similar to that of a central government with enumerated powers designed to provide synergistic support and coordination to the subsidiaries coupled with oversight responsibilities designed to provide early detection of and solutions to problems. Yankees believes that such an operating structure would encourage desirable entrepreneurial businesses to become associated with the Registrant and its other subsidiaries because they would be assured of a significant level of independence, as long as they were meeting performance targets, would not have to spend valuable business times developing new skills based on the public regulatory environment, and would benefit from owning an equity stake in a diversified family of companies featuring mutually supporting capabilities designed to reduce operating costs and maximize business opportunities. Yankees has advised the Registrant that the most difficult aspects of its suggested plan will involve recruitment and retention of competent, dedicated personnel and development of a method of describing the combined operations of its subsidiaries that can be easily understood, analyzed and evaluated by the investment community.

FUNDING REQUIREMENTS

     The Registrant originally committed to investing at least $350,000 in American Internet. $100,000 was provided shortly after its acquisition and approximately $100,000 in additional funds have been provided since such time, $75,000 of which was in the form of third party loans. In light of current re-evaluation of the American Internet acquisition, its capital requirements may prove materially different than originally contemplated and the Registrant may renegotiate the amount of capital it will invest in American Internet, especially if the Registrant acquires an existing business involved in activities similar to those of American Internet and causes it to merge with America Internet. In that case, the resulting entity would be the recipient of capital deemed appropriate therefor through negotiations between the Registrant and the new principals of the combined entity.

     The Registrant anticipates that it will be required to arrange for infusions of capital in conjunction with most if not all of the other acquisitions that it may undertake in the foreseeable future. Yankees has indicated that it believes it can arrange funding for acquisitions it introduces and recently assisted the Registrant to develop stand by financing through the sale of a warrant to purchase 1,000,000 shares of the Registrant's common stock at $0.75 per share by Xcel Associates, Inc., a New Jersey corporation (the "Xcel Warrant" and "Xcel," respectively). Pursuant to its agreement with Xcel, the Registrant must file a registration statement with the Commission covering the shares underlying the Xcel Warrant within 45 days after the date of this report and Xcel has up to 120 days following the effective date of such registration statement to exercise the Xcel Warrant. No assurances can, however, be provided that such warrant will actually be exercised. A copy of the warrant agreement is filed as an exhibit to this report (see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation S-B").

     On or about September 30, 1999, Yankees arranged for Xcel to loan American Internet $75,000, a portion of which ($23,000) was used to repay the Registrant for certain recent advances to American Internet. In lieu of interest, the Registrant issued Xcel 15,000 shares of its common stock. Yankees was required to pledge 35,000 shares of its common stock in the Registrant as collateral for the Xcel loan. The loan proceeds are expected to be used as interim capital pending receipt of proceeds from exercise of the Xcel warrants, and for American Internet to develop a recently announced new service, the "tutor2go.com" program.

     The Registrant and American Internet have agreed to indemnify and hold Yankees harmless in the event that the pledged collateral is retained by Xcel as a result of American Internet's failure to comply with its obligations under the proposed note or for any other reason. Indemnification is to be (at the election of Yankees) either in securities of the Registrant selected by Yankees and subject to valuation discounts, as provided for in Yankees consulting agreement with the Registrant or in cash. In addition, the Registrant will pay Yankees a sum equal to the closing offer price of the Registrant's common stock on the date of the note multiplied by 3,500 (representing 10% of the value of the transaction) as consideration for the use of the collateral. Copies of the secured promissory note to Xcel and the loan guarantee and indemnification agreement with Yankees are filed as exhibits to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation S-B."

AMERICAN INTERNET

     American Internet is a Florida based Internet company that offers Internet services through third party contractors such as e-commerce accounts, hosting services, web site design and Internet consultation. It also serves as a distributor for Education to Go, a California enterprise that provides on-line educational and instructional courses through the Internet. A copy of the agreement with Education to Go is incorporated by reference as an exhibit to this report (see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation S-B").

     American Internet's corporate operations include an on-line education division; various sales related services, customer relations, administrative, accounting and management functions. American Internet is in the process of implementing a computerized management information system to record and manage the various operations of the business. American Internet originally provided web site production, web site design and Internet presence provider services through its own personnel; however, over the last twelve months the majority of such functions have been outsourced to unrelated third party contractors, as a result of which American Internet has principally become a sales organization. The Registrant intends to acquire a business that will again provide such capabilities internally in the near future.

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

     Currently, American Internet's primary target market involves newly organized businesses throughout the United States and Canada. American Internet, through third party contractors, designs web sites, hosts web sites, and provides e-commerce programs, marketing and other Internet services. American Internet differs from most competitors in that it is not restricted by geographical boundaries, solicits smaller accounts (primarily small businesses) and strives to maintain low overhead costs in order to provide its clients with lower prices than they might obtain from local providers.

     American Internet serves as a distributor for Education to Go, a California enterprise which offers on line instructional programs in computer technology, web design, management and other fields. All courses are conducted on the Web where students can acquire new skills from the comfort of their own home.

     American Internet offers free web sites for small and medium sized businesses to clients who agree to use American Internet's hosting services for their web sites. New customers are given a choice of either a 6 or 12-month free web site program, subject to payment for the associated hosting services, including search engine registration. Currently, the hosting services are provided at a price of $578 for the six-month contracts and $932 for the annual contract. Clients who sign up for longer periods receive a free month and one free site upgrade. The percentage of one-year contracts has gradually increased to 50% of all current hosting contracts and is expected to maintain that ratio. The 6-month contracts expire during the first year and the clients are invited to re-subscribe to the hosting services at reduced (e.g., from $59 per month to $25 per month).

     Because of increasing competition from other web hosting businesses and the recent business failure of an unrelated third party to whom American Internet subcontracted web hosting responsibilities, American Internet experienced a deterioration in its web hosting business during the second calendar quarter of 1999 and expects that renewals for its web hosting services will be reduced to the 50% range. With the Registrant's assistance and based on recommendations by Yankees, American Internet is undertaking steps to improve response capabilities to customer complaints and, as an interim step, to better monitor the performance of its independent contractors. In the opinion of the Registrant, the ultimate solution may require American Internet to discontinue its current reliance on third party contractors and the Registrant is actively seeking an acquisition candidate or additional staffing that will provide in house web hosting and design capabilities.

     In addition to purchase of hosting services, American Internet's clients are encouraged to purchase a search engine registration option for a charge of $149. Search engines act in a manner similar to telephone yellow page directories in conjunction with the Internet and are an important part of the system. Less than 1% of clients decline the offer. The current version of the American Internet service agreement provides clients with the following options:

     Domain name registration, no charge; two e-mail addresses, no charge; six month contract ($75 set-up fee plus $59 monthly) $429; one year contract ($75 set-up fee plus $59 monthly), $783; search engine registration (over 550 search engines and directories), $149; four page web site, no charge with one of the other plans listed.

     In addition to services and products offered to clients at flat fee rates, many clients are encouraged to purchase additional features or upgrades, either in conjunction with the initial sale or during the production stage. The additional features were not a significant source of income during the initial three months of operation; however, as additional sample web sites featuring the additional features and upgrades have been displayed on American Internet's preview pages, demand has been increasing. American Internet's management estimates that income from additional features and upgrades should average at least $100 per client. The more commonly requested additional features and upgrades available for web sites from American Internet, together with their current prices, are as follows:

         Extra pages $65 per page; extra scans (picture graphics), $10 per page (reduced for 5 or more pages to $7 each); insert standard animations, $100 (4 animations); custom created animations, $50 per hour; additional e-mail addresses, $10 per month for each 4 addressees; auto-responders, $50 set-up fee plus $10 per month for each 2; additional domain registration, $150 (exclusive of Internic fee of $35 per year); Java scrolling text $125; Glow buttons/mouse over, $50 (includes all pages); framed web site, $150; insert audio clip, $150; secured server (for credit cards), $150; shopping cart and e-commerce, prices vary.

     American Internet became a distributor for on-line educational courses on August 19, 1998. The initial educational program (still being offered) was titled "Professional Web Design" and includes the following courses:
Introduction to the Internet; Creating web pages; Advanced web pages; Creating web graphics; Java programming for the web; Microsoft front page and CGI programming for the web. Sixty- two different courses are currently offered, all of which feature web-based delivery and administration. Students can take courses from their own home or business. Requirements for most courses are a computer, Internet access, e-mail and Netscape or Internet Explorer browser. Lessons for each course syllabus are usually delivered twice weekly either by e-mail or on the web itself. An instructor is assigned to each course chat room and students interact with the assigned instructors and other students twice per week in special chat room environments. American Internet has enrolled an average of ten new students per month at an average price of $100 per course. Enrollment is expected to increase materially as the Registrant provides increased funding for advertising and promotion.

     Each course typically runs for six weeks, with 2 lessons per week, for a total of 12 lessons. Assignments are given each week with a final exam provided to those seeking course certificates. Currently, the courses involve the following subjects:

Computer:      Fourteen  different  courses  of  study.  Average  course  is  12 lessons, 6 weeks of study.

Internet:      Internet navigation, creation of web pages and web programming. A total of 8 courses, 12 lessons per course.

Business:      Planning, starting, financing and marketing small to medium sized businesses. A total of 11 courses, varying numbers of lessons per course.

Management:    Fundamentals of supervision, communication,  motivation, conflict resolution, and inventory and project management. A total of 23 different courses, varying numbers of lessons per course.

Miscellaneous: Preparation for tests,  enhancement of medical  skills,  charting new career paths. A total of six different courses, varying numbers of lessons per course.

     American Internet currently out-sources all web design, production and hosting to unrelated third party contractors and principally functions as a sales organization marketing web related services, e- commerce and Internet marketing programs to its current clients. No customer of American Internet accounts for more than 5% of its business; however, virtually all production and hosting service is concentrated between one and three independent businesses. American Internet is not overly concerned about such concentration since its management believes that alternative service providers at competitive prices are readily available. The Registrant intends to eliminate such reliance by returning to internal production and hosting methods in order to improve customer relations and quality control.

DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES

     Over 100,000 new businesses are formed in the United States each month. Many of these businesses commence operations on a limited budget but are increasingly aware of the benefits of maintaining a web site. American Internet concentrates on small and new businesses as its market niche and the area where it focuses its marketing efforts in order to achieve its strategic goals.

     American Internet markets its web sites and other services through various media throughout the United States and Canada. American Internet's marketing strategy has been focused around advertising in local newspapers, direct mail, including postcards and card decks, telemarketing and the Internet. American Internet maintains its own informative web site and encourages prospective clients to visit the site where they can obtain information about American Internet and its services, and to preview approximately ten actual sites of American Internet's clients. American Internet will experiment with cable television advertising on business networks, such as MSNBC and other networks, press releases, and outbound telemarketing campaign to new businesses, opt-in e-mailing and other advertising techniques and methods.

     Advertising and marketing costs constitute one of American Internet's largest expenses. Although American Internet has been successful in handling marketing and advertising matters internally, it has decided to engage the services of an advertising agency to handle future marketing responsibilities. American Internet intends to utilize direct response marketing during calendar year 2000, through 60-second television commercials highlighting Internet services directed to small and medium sized business owners.


Management believes that the television commercials, along with media and print advertising will materially increase sales of the American Internet products and services.

MARKETING PERSONNEL & RESOURCES

     Selling efforts are currently undertaken through a staff of telemarketers and support personnel whose duties include responding to inquiries generated through American Internet's marketing and advertising programs. A sales representative assigned to respond to an inquiry explains the American Internet program to the prospect and then faxes, e-mails or mails a six page informational package, including a contract ready for execution. Closing a prospect normally occurs within one to five days after the initial contact. American Internet intends to increase and improve its sales force in conjunction with increased marketing activities in order to maximize the return on marketing expenses. Currently contemplated improvements include providing each sales representative with computerized sales equipment permitting them to provide prompt, accurate answers to questions; timely tracking of customer progress and rapid responses to call backs. Integration of the data generated by sales representatives with a centralized marketing data base is expected to upgrade sales, increase renewals and expand sales of other services. In addition, improved equipment will allow sales personnel to increase foreign marketing efforts at reduced costs through use of Internet telephony to make overseas calls at lower rates than generally available, and to communicate with foreign prospects in their own languages using either multi-lingual sales staffers or available translation program features.

ESTIMATE OF THE AMOUNT SPENT DURING EACH OF THE LAST TWO FISCAL YEARS ON RESEARCH AND DEVELOPMENT ACTIVITIES, AND IF APPLICABLE THE EXTENT TO WHICH THE COST OF SUCH ACTIVITIES ARE BORNE DIRECTLY BY CUSTOMERS

     Since its inception on April 15, 1998, management believes that American Internet has spent approximately $40,000 on research and development activities, none of which has been borne directly by its customers, although all of it is included as a component of the cost of the goods and services sold as a result of developments derived from such activities. None of such expenses were capitalized or warranted amortization over a multi year period.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE

     American Internet's management is considering the addition of advanced equipment to create multilingual web sites for use in international commerce or in conjunction with foreign clients; equipment that will create "in house" leads of its prospect base from county courthouses, public documents and other records; equipment and programs to generate leads "hits" for its customers using search engines and other marketing techniques; and, equipment that will ensure the fastest and most reliable access to the Internet. It is anticipated that such equipment purchases will be made using funds provided by the Registrant under its commitment to provide $350,000 in capital prior to December 31, 1999.

     On or about September 22, 1999, American Internet announced that it had obtained funding for the first stage of its "tutor2go.com" project. The web site is currently under constructions and is expected to:

* Include real time, tutorial assistance by qualified teachers and tutors with degrees in the area supervised;

*    Cover  most  subjects  taught  from  pre-school   through  high  school  in
     individual, supervised chat-style "rooms;"

* Provide parents with secure access with current information dealing with tutor credentials and student status and progress.

     Fees are expected to be competitive with those charged by qualified private tutors. American Internet expects the site to be operational during the last calendar quarter of 1999.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

     American Internet holds no patents, trademarks, licenses, franchises or concessions and is not a party to any royalty agreements or labor contracts. However, the Registrant intends to review American Internet's potential proprietary intellectual property (trade names, service marks and trademarks) and if it deems it appropriate, will register them under available state or federal statutes providing protection therefore. The Registrant anticipates that any intellectual property developed or acquired in the future by American Internet or any other subsidiary will be registered as required to avail it of any available protection under state or federal laws, absent a material business reason not to do so.

COMPETITIVE BUSINESS CONDITIONS, COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

The Registrant:     The Registrant's activities are divided into three different areas. The first activity is providing  consulting  services to third parties that desire to attain public trading status
                    by  assisting   them  in   preparation   of  Securities  Act
                    Registration  Statements and registrations on Securities and
                    Exchange  Commission  Forms  10 and  10-SB in  exchange  for securities to be  distributed  directly by the client issuer to the Registrant's  stockholders.  The second area involves acquisition of operating companies that may benefit from the
                    Registrant's  public  trading status and from the experience of the  Registrant's  Directors.  The  Third  area  involves
                    providing   synergistic,   centralized   services   to   its
                    subsidiaries;   coordinating  their  operations;   providing
                    supervisory services designed to eliminate waste and monitor
                    attainment  of   performance   targets;   and   implementing
                    procedures designed to assure a prompt and orderly flow of information for audit and securities law reporting purposes.

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

         Acquisition of Operating Companies & Recruitment of Personnel

                    The second activity involves attempts to acquire operating companies that could benefit from the Registrant's public trading status and from the experience of the Registrant's management and to recruit individuals with capability to develop cutting edge Internet technologies. There are numerous individuals, entities and public companies interested in acquisitions and recruitment of personnel, many of which are better capitalized than the Registrant and are able to make acquisitions for cash or a combination of cash and securities and to offer employees large recruitment bonuses, salaries and benefits, while the Registrant's sole means of effecting acquisitions involves exchanges of it's securities and thereafter, arranging introductions to potential funding sources, which may or may not provide required capital based on their own analysis of the opportunities presented; and its principal recruitment incentive involves the grant of stock options. Consequently, no assurances can be provided that the Registrant will be successful in effecting any acquisitions or recruitment of desired personnel, or that the terms of any acquisition or recruitment will be as favorable as could have been obtained had the Registrant been better capitalized.

American Internet:  Although   American   Internet's   business   is   currently
                    concentrated in the Southeast  United States,  it intends to materially  increase  its  sale  of  products  and  services throughout the United States and Canada by the year 2000 and to start world wide international  marketing  efforts,  on a test  basis,  by the last  calendar  quarter  of  1999.  The
                    Internet  and  its  many  related  commercial  opportunities comprise a dynamic  industry  subject to frequent  and rapid
                    changes  in  consumer   tastes  as  well  as   technological
                    advances.  The  nature of the rapid  change in the  Internet industry means that  participants that do not keep pace with advancing technology or consumer tastes will lose favor with
                    the  public  and  be  replaced  with  other   Internet  more
                    technologically  advanced  and consumer  savvy  competitors.
                    American  Internet  competes in a variety of market segments in the Internet services industry and is aware of many other
                    consumer  Internet  service   companies   competing  in  its
                    selected markets;  however,  because the market is so large, dynamic and diverse,  American  Internet seldom finds itself
                    actively   opposing  its   competitors.   Many  of  American
                    Internet's clients are new to the Internet, lack computer literacy or are on limited budgets. American Internet has endeavored to develop a niche in that market segment and in the manner in which it services that market segment.

                    American Internet is aware that it is a part of a very dynamic and competitive industry. American Internet's management believes that it has an advantage over many of its competitors because of its non-restrictive boundaries and of its ability to offer its products and services to new businesses, on a limited budget at low prices. However, there are other companies that are offering services, similar to those offered by American Internet, including, Cyber Graphics Institute, Inc.; World Wide Web Institute, Inc.; and Web Results Institute, Inc. While no verifiable sales or operational data is available for any of the three; it appears that they are all operating successfully.

                    During the first nine months of American Internet's operations, it seldom encountered direct competition from any source and was required to conduct research to find out who its principal competitors were for purposes of securities law disclosure rather than in reaction to competitive pressures. American Internet's management attributes such experience to the size of its selected market which appears currently to be large enough to accommodate a large number of successful competitive businesses. However, American Internet's management is also cognizant of the fact that as its operational market becomes more saturated, competition will intensify and it will have to remain focused on both new challenges and new opportunities in order to take advantage of and profit from the anticipated changes and become one of the survivors, as the industry consolidates.

                    As a greater number of companies enter the Internet market, American Internet will experience increased competition in the marketing of its services. American Internet believes its competitive position will be materially affected by its credibility and consumer relations; its ability to profit from low budget and discount services and the geographic expansion its services world wide. However, the consumer Internet service industry includes some of the largest and best financed companies in the world. Many potential competitors have far greater technical, financial, and marketing resources than American Internet, and such competition may have a material adverse effect on American Internet's operations and profits.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS

     American Internet's services are not reliant on the availability of raw materials but rather, involve development of software computer applications, advice on selection of computer hardware and operation of interactive data networks. Sources for all materials required in conjunction with the foregoing are readily available from a large number of suppliers, none of which would be difficult to replace. Nonetheless, American Internet is currently highly reliant on a small group of unaffiliated web designers, producers and hosting services with which it contracts for performance of virtually all services marketed by it. The Registrant believes that such situation should be modified and intends to restore internal capabilities in all such areas through acquisition of a compatible business; however, no assurances can be provided that such a business can be acquired on acceptable terms, or at all.

GOVERNMENT REGULATION

     American Internet is subject to all regulations normally incident to business operations. In addition, its activities are subject to regulation under the United States Telephone Consumer Protection Act, by the Federal Communications Commission, by the Federal Trade Commission and by other foreign, federal, state and local regulatory bodies with jurisdiction over communications and advertising related activities. In the past, Internet related enterprises have been targeted by law enforcement agencies for actions taken by their clients over the Internet, and efforts to regulate the Internet continue at all levels. Because of the dynamic nature of the Internet and the novel, multi-jurisdictional nature of its operations, it is not possible to accurately predict what types of additional regulatory oversight will be imposed in the future, especially in light of current efforts by many groups to censor activities on the Internet. Currently, American Internet is regulated in the State of Florida through the Florida Department of Agriculture and Consumer Affairs, with which it has filed an Affidavit of Exemption under the Florida Telemarketing Act. In addition, American Internet is subject to numerous provisions of state laws designed to protect consumers from unfair advertising and unsolicited communications.

     Prior to its acquisition by the Registrant, American Internet was required to register under the Florida Telemarketing Act. Although general advertising (e.g., through newspapers and television) is exempt therefrom; direct advertising or advertising to specific individuals falls under the Telemarketing Act guidelines. In the course of its advertising programs American Internet uses various media such as newspapers, television, direct mail and e-mail Internet advertising. In all cases the advertising is designed to invite a call to American Internet for further information and if the call proceeds favorably a sale may be concluded during a subsequent telephone call. It appears, however, that subsidiaries of companies with a class of securities registered under
Section 12 of the Exchange Act may be subject to certain exemptions from such regulation.

       NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

     To the best of the Registrant's knowledge, except as previously discussed there are no special requirements for government approval of its principal products or services not generally applicable to normal business operations.

    EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

The Registrant:     The Registrant does not anticipate  unusual  consequences to its business as a result of governmental regulations, other than the fact that, like all other businesses, it is forced to incur expenses and delays in complying with the many laws and regulations applicable to all businesses in the United
                    States, and, that the Registrant may be precluded from making favorable acquisitions because the acquisition target is unable to provide financial statements meeting standards imposed by the Securities and Exchange Commission.

American Internet:  There have been and continue to be numerous efforts at every level of government to regulate Internet activities, most of which, in the United States, have been limited by first amendment guarantees. That is not true in other countries. In addition, the regulation of commercial communication activities, especially relating to privacy rights, receipt of unsolicited communications and Internet fraud is likely to expand significantly. Immediately prior to American
                    Internet's incorporation, its principals, in their initial Internet venture, conducted a marketing campaign through a third party that resulted in a number of consumer complaints, one law suit, and contacts and comments from various states' regulatory authorities. American Internet, upon its incorporation, immediately established policies designed to avoid such problems in the future; however, no assurances can be provided that, in the future, inadvertent activities by American Internet personnel or by American Internet clients will not subject American Internet to regulatory actions or civil liabilities, or that prior activities by American Internet's founders will not be imputed to American Internet (see "Part I, Item 3, Legal Proceedings").

COSTS AND EFFECTS OF COMPLIANCE WITH FEDERAL, STATE AND LOCAL ENVIRONMENTAL LAWS

The Registrant:

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

American Internet:  American  Internet is a service  businesses and is not aware of any expenses directly attributable to compliance with federal, state or local environmental laws or regulations. However, as is the case with every other person or legal entity, it indirectly bears a portion of the burden of such regulation through increased prices for goods and services, taxes and prohibitions on unfettered exercise of business judgment.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

The Registrant:     The Registrant  currently operates  exclusively through it's presently constituted officers and directors as well as through it's strategic consultant, the Yankee Companies, Inc. Management is of the opinion that should full or part time employees or independent contractors be needed for any reason they are readily available at competitive prices.

American Internet:  As of June 30, 1999, American Internet availed itself of the services of 7  individuals  (including  its  officers)  on a full-time  basis,  plus  5  people  on  a  part-time  basis, including web designers, independent contractors and 2 consultants, none of whom are employed pursuant to a collective bargaining or union agreement. All current service providers other than Messrs. Gleason and Umile are subject to agreements pursuant to which they represent that they are independent contractors; however, the Registrant's general counsel has advised American Internet's officers that such characterization may not be accurate, and has recommended that they be re- designated as employees unless they meet the Internal Revenue Services' criteria for independent contractors.


ITEM 2    DESCRIPTION OF PROPERTY

THE REGISTRANT:

     The Registrant currently uses executive facilities provided on a shared, rent free basis, by the Yankee Companies, Inc., in Ocala and Boca Raton, Florida. The addresses, telephone and facsimile numbers available to the Registrant as described above are as follows:

Ocala, Florida:     1941  Southeast  51st  Terrace,  Suite 800:  Ocala,  Florida
                    34471:  telephone number (352) 694-6714 and facsimile number
                    (352) 694-7153: Attention: G.  Richard  Chamberlin, Esquire,
                    Secretary & General Counsel; and

Boca Raton, Florida:902 Clint  Moore Road,  Suite  136-C:  Boca  Raton,  Florida
                    33487:  telephone number (561) 998-3435 and facsimile number
                    (561) 998-4635: Attention: Michael Harris Jordan, President.

     The Registrant anticipates that these facilities will be adequate for its needs unless it effects a material acquisition, in which case it is anticipated that adequate facilities would be included as a component of such acquisitions.

AMERICAN INTERNET:

     American Internet's offices, production and operating facilities are located at 440 East Sample Road, Suite 204; Pompano Beach, Florida 33064. American Internet's telephone number is (954) 943-4748 and its fax number is
(954) 943-4046. American Internet also maintains an internet web site at www.aitc.net. American Internet's current facilities are comprised of approximately 2,500 square feet, 1,000 of which are used for sales, 1,000 are used for administration and 500 are used for technical operations. The facilities are leased on a month to month basis, at $2,200 per month and $132 per month in lease related taxes.

     Yankees has recommended that American Internet and the Registrant consolidate physical facilities and that the Registrant assume control over all American Internet accounts receivable, accounts payable and record retention functions in order to better integrate American Internet into the information gathering system required by the Registrant in order to comply with reporting obligations under the Exchange Act on a timely basis. The Registrant's board of directors is considering Yankees' proposal.

     As the Registrant's business increases, additional facilities will be required, especially if the Registrant is successful in acquisition related activities. Assuming that adequate funds become available, the Registrant's management believes that adequate facilities are readily available at competitive prices in the Palm Beach County, Florida area.

FURNITURE, FIXTURES & EQUIPMENT

     The assets of American Internet, as valued for accounting purposes on June 30, 1999, had a historical cost of $33,656. The assets are principally comprised of five categories, fixtures, furniture, office equipment, communications equipment and computers. Fixtures and furniture consist of exterior signs, desks, chairs, file cabinets work stations and room dividers (12); office equipment consists of a Xerox laser printer, a Xerox copier, a Xerox work center fax unit and 4 regular fax machines; communications equipment consists of a 16 unit telephone system and computer equipment consists of 9 computer stations, including monitors and printers and 3 hosting servers and related software. As indicated previously, American Internet must regularly upgrade its communications and computer equipment in order to adequately compete in its industry, and intends to invest in other equipment to upgrade the capabilities of its sales and marketing staff.

ITEM 3   LEGAL PROCEEDINGS

THE REGISTRANT:

     In light of the divestitures described in Part I, Item 1, Description of Business, no material litigation is currently pending and the only potential litigation involves possible actions by the Registrant against former officers and directors who have failed to return securities issued by the Registrant for services that were not performed or in exchange for assets that were not delivered.

INTELLECTUAL PROPERTY ISSUES


     On August 9, 1999, James T. Hosmer, Esquire, of the firm of Nixon & Vanderhype, P.C., representing AmeriNet, Inc., of St. Louis, Missouri, a company engaged in marketing a wide variety of services relating to the negotiation of contracts for medical facilities throughout the United States, wrote to the Registrant expressing concern over potential confusion based on the similarity of names, and advising the Registrant that it was the exclusive owner of trademark registrations number "1,764,832 and 1,427,765 for the marks " AmeriNet and AmeriNet Designs." The Registrant's general counsel reviewed the legal materials involved and concluded that the protection was limited to the activities described and responded to Mr. Hosmer indicating that the Registrant had no intention of engaging in the "negotiation of purchasing contracts for medical facilities of any kind."

     On September 2, and 20, 1999, Mr. Hosmer again wrote to the Registrant's general counsel expressing concern about possible name confusion based on the announcement that the Registrant was considering acquisition of a company that currently sells jewelry and other items to hospital employees using the Internet, and indicating that his client would avail itself of all available protection under the Latham Act. In the September 20, 1999, letter, Mr. Hosmer insisted on a response to the letter by September 22, 1999, however, it was not received until September 27, 1999.

     The Registrant disagrees with Mr. Hosmer's concerns as it has no intention of participating within the areas protected by the trademarks involved and conducts all of its business under the names of the subsidiaries involved. Thus, were it to effect the proposed acquisition involved, all business conducted thereby would be under the name of such corporation. The Registrant intends to provide AmeriNet, Inc., with reasonable assurances that it will not engage in activities covered by the trademarks involved under the names "AmeriNet" or AmeriNet Designs" but cannot predict what AmeriNet, Inc.'s response will be. Should this matter result in litigation, the Registrant is confident that it will prevail. If it does not, it would have to change its name.

POTENTIAL LITIGATION BY THE REGISTRANT

Messrs. Weiss and Moffett:

                    The series of transactions involving Messrs. Weiss and Moffett were discussed in Part III, Item 12, Certain Relationships and Related Transactions of the Registrant's report on Form 10-KSB for the calendar year ended December 31, 1998 and the discussion is incorporated by reference. The Registrant asserts that the shares of its common stock issued to Messrs. Weiss and Moffett must be returned since they did not comply with the requirements of the agreements pursuant to which they were issued. Mr. Weiss recently advised the Registrant's general counsel that his shares had been returned to the Registrant by delivery to Mr.
                    Granville- Smith during 1998. The Registrant's general counsel has advised its transfer agent to treat those certificates as lost and no proceedings against Mr. Weiss are contemplated. Mr. Moffett, who received a portion of his shares in exchange for shares in one of his corporations, never delivered the shares in such corporation to the Registrant. The balance of his shares were issued in conjunction with an employment agreement that he elected not to honor. The Registrant's general counsel has instructed its transfer agent not to honor any transfers of Mr. Moffett's shares as the holding period under Commission Rule 144 cannot have started, since they were not paid for.

Improper Issuances of Stock
Pursuant to Rule 504:

                    The series of transactions involving the issuance of stock in improper reliance on Commission 504 are discussed in Part III, Item 12, Certain Relationships and Related Transactions of the Registrant's report on Form 10-KSB for the calendar year ended December 31, 1998 and the discussion is incorporated by reference. To date, principals and affiliates of the Registrant's transfer agent and William J. Riley, Esquire, have failed to comply with the Registrant's demand that the subject shares be legended and restricted as having been issued as unregistered securities under Section 4(2) of the Securities Act. Carrington Capital Corp., a Florida corporation ("Carrington"), has returned its shares for re-legending, fully complying with the Registrant's demand. The Registrant believes that its transfer agent and Mr. Riley have violated Section 5 of the Securities Act and continue to do so, and that the Commission may at some point take action against them. In addition, it appears that Edward Granville-Smith, Jr., at the time the Registrant's sole director, also have violated Section 5 of the Securities Act by authorizing the issuance of securities to Mr. Riley and Carrington (but not to its transfer agent) in reliance on Commission Rule 504, apparently based on Mr. Riley's legal advise. The Registrant does not believe that the Commission will initiate any action against it as a result of such violations as, since the replacement of Mr. Granville-Smith, it has aggressively taken all steps available to it to correct such actions.

Certain Stock Transfers
for Inadequate or No-consideration

                    The series of transactions involving certain stock transfers for inadequate or no consideration is discussed in Part III,
                    Item 11, Security Ownership of Certain Beneficial owners and Management or Item 12, Certain Relationships and Related Transactions of the Registrant's report on Form 10-KSB for the calendar year ended December 31, 1998 and the discussion is incorporated by reference. The Registrant's legal counsel contacted each party involved by mail and demanded either payment for the subject shares or their return. The letters addressed to Donald and Molly Homan; Jay C. Salyer, Jr., Esquire; and, Marilyn Korpoff were returned with a postal indication that the addressee was unknown; however, Mrs. Karpoff has attempted to sell the shares she received and the Registrant's legal counsel has been in telephone communication with her broker. No direct response has been provided by any of the holders and the Registrant's transfer agent has been instructed not to transfer any of the securities in question as the holding period under Commission Rule 144 cannot have started for any of such holders in the absence of full payment. The Registrant has furthermore elected not to accept payment for such shares in the future at an amount less than their market price on the date payment is tendered.

American Internet:

                    American Internet's management has advised the Registrant that it is not a named defendant in any material legal or regulatory proceedings. It has from time to time been involved in minor lawsuits and consumer complaints arising in the ordinary course of business most of which involved an early advertising campaign conducted using facsimile transmission of offers to potential clients. A number of recipients complained that the unsolicited facsimile transmissions violated the Federal Telephone Consumers Protection Act and similar statutes in the States of Florida, Idaho, Maryland, and Wisconsin. No regulatory actions were initiated as a result of such complaints and, despite its belief that it was not legally culpable for any violations by the third party contractor involved, in order to maintain good public relations, American Internet contacted all complainants to apologize and believes that it resolved all such issues with either token payments (less than $200 per instance) or one month's complimentary service.

                    In conjunction with such campaign, American Internet was included as a member of a class of defendants in a civil law suit by Lawrence S. Benjamin, Esquire, an attorney-plaintiff residing in the State of Ohio (the "Benjamin Case"). The Benjamin Case was filed on behalf of an unidentifiable class of plaintiffs against an unidentifiable class of defendants. American Internet, at the suggestion of the Registrant, agreed to settle the Benjamin Case by paying Mr. Benjamin the sum of $7,500, while denying any liability. Such decision was based on the nuisance value of the suit when compared to the potential legal fees of a successful defense, and on the Registrant's desire that American Internet be litigation free at the time of its acquisition. In the future, such matters will probably be litigated using the Registrant's general counsel. A copy of the Settlement Agreement is incorporated by reference as an exhibit to this report (see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation S-B").

                    American Internet's management advised the Registrant that all marketing activities that gave rise to the consumer complaints and litigation described above were promptly discontinued and that American Internet initiated procedures to prevent its recurrence in the future. While the outcome of the foregoing matters cannot be predicted with absolute certainty, American Internet's management has advised the Registrant that it does not expect them to have a materially adverse effect on American Internet's financial condition, liquidity or results of operations.

                    The Registrant has concluded that American Internet has not adequately dealt with customer complaints and the Registrant's president has been instructed by its board of directors to develop and implement procedures at American Internet to materially improve response to all customer concerns. American Internet's management is now being supervised by the Registrant's president to assure that such procedures are developed and implemented.

ITEM 4    SUBMISSION OF MATTERS TO SECURITY HOLDERS

     Except as described below, no matters were submitted by the Registrant to a vote of its security holders during the period covered by this report.

(A)      DATE OF MEETING AND WHETHER IT WAS A SPECIAL OR ANNUAL MEETING

     As disclosed in Item 5 of the current report on Form 8-K filed by the Registrant on July 12, 1999, stockholders holding approximately 6,246,947 shares of the Registrant's common stock acted by written consent in lieu of special meeting (as permitted pursuant to Sections 222 and 242 of the Delaware General Corporation Law), approved an amendment to its certificate of incorporation. The written instrument of consent was dated, effective as of July 7, 1999, with all executed consents completed on July 9, 1999.

     The stockholders holding approximately 6,246,947 shares of the Registrant's common stock acted by written consent in lieu of special meeting (as permitted pursuant to Sections 222 and 242 of the Delaware General Corporation Law), ratified the non qualified and incentive stock plan approved by the Registrant's board of directors on August 5, 1999. The written instrument of consent was dated, effective as of October 8, 1999, with all executed consents completed on October 8, 1999.

(B) A BRIEF DESCRIPTION OF EACH MATTER VOTED UPON AT THE MEETING AND THE NUMBER OF VOTES CAST FOR, AGAINST OR WITHHELD, AS WELL AS THE NUMBER OF ABSTENTIONS AND BROKER NON-VOTES AS TO EACH SUCH MATTER.

CHARTER AMENDMENTS

     In conjunction with the implementation of the Registrant's acquisition program, the Registrant's board of directors determined that it should materially modify its certificate of incorporation in order to provide a name more in line with its current activities and to make it more secure for worthwhile companies and individuals to become associated with it by providing them assurances of continuity and protection from meritless litigation. The Registrant's stockholders participating in the written consent in lieu of special meeting approved the proposed amendment to the Registrant's certificate of incorporation, which effected the following changes:

*        Articles 1, 2, 3, 5 and 10 were repealed.

* The Registrant's name was changed to AmeriNet Group.com, Inc; and, the Registrant's board of directors were authorized, without stockholder approval, to amend its certificate of incorporation from time to time, in order to change the Registrant's name.

*        Information concerning the Registrant's registered agent was updated.

* The purposes for which the Registrant is organized were restated to clarify that they included "any and all lawful business" except that it may not:

         (1) "Engage in any activities that would subject it to regulation as an investment company under the Federal
                    Investment Company Act of 1940 (the "Investment Company Act"), as amended, unless it shall have first qualified and elected to be regulated as a small business development company pursuant to Sections 54 et. seq., thereof, and limits its investment company activities to those permitted thereby; or

         (2)        Engage  in  any  activities  which  would  subject  the  ...
                    [Registrant] to regulation as a broker dealer in securities subject to regulation under the Securities Exchange Act of 1934, as amended (the "Exchange Act") or as an investment advisor subject to regulation under the Investment Advisors Act of 1940, as amended (the "Investment Advisor's Act"); or

         (3)        Engage   in  any   other   activities   requiring   the  ...
                    [Registrant] to comply with governmental registration and supervision, unless it has completed such registration and conducts itself in full compliance with such supervisory requirements."

* The Registrant's board of directors was authorized, without stockholder approval, to amend its certificate of incorporation "from time to time, in order to:

         (1) Effect splits or reverse splits of the ... [Registrant]'s common or preferred stock;

         (2)        Increase the ... [Registrant]'s authorized capital; and

         (3) Decrease the ... [Registrant]'s authorized capital; provided that such decrease may not affect any issued and outstanding shares."

* Provisions pertaining to quorums for stockholders meetings were established, as follows: "Unless otherwise provided for in the ... [Registrant's] Bylaws, a majority of the shares entitled to vote, represented in person or by proxy, shall be required to constitute a quorum at a meeting of stockholders."

     Except for providing the Registrant's board of directors with the power to amend the Registrant's certificate of incorporation without stockholder consent in order to change its name and to modify its capital structure, and restricting the Registrant from engaging in certain regulated activities, the foregoing amendments did not, in the opinion of the Registrant's management, involve any material matters. The amendment pertaining to change in capital was based on concerns over certain aspects of Delaware's corporate franchise taxes that penalize corporations for authorized but unissued securities and will permit the Registrant to increase its authorized capital as required to effect acquisitions, without maintaining a large quantity of authorized but unissued securities, or to expend funds on legal, auditing printing mailing and facilities required to conduct numerous stockholders meetings at which the only topics for action would be increases in authorized capital and possibly name changes.

     In addition, the Registrant adopted new articles dealing with the following topics:

* Providing the broadest legally available indemnification to the Registrant's officers, directors and authorized agents for all liabilities incurred directly, indirectly or incidentally to services performed for the Registrant; and, requiring the Registrant to advance funds required to pay expenses reasonably necessary to defend allegations covered by the right to indemnifications at any time that the person claiming such expenses appears reasonably likely to become entitled to indemnification and enters into a binding agreement with the Registrant to repay advances for such expenditures in the event that he, she or it is eventually found not to be entitled to indemnification.

* Limiting the rights of stockholders to bring actions against the Registrant's officers, directors or agents as a result of any action taken, or as a result of their failure to take any action, unless deprivation of such right is deemed a nullity because, in the specific case, deprivation of a right of action would be impermissibly in conflict with the public policy of the State of Delaware.

* Limiting the rights of stockholders to assert a derivative cause of action on behalf of the Registrant, unless the Registrant failed, within 90 days after completion of submission by a stockholder of a request to the Registrant's board of directors, in writing, specifying the nature of the cause of action and providing all evidence associated with such claim, to:

         (1) Refer all such materials to a special committee of the Registrant's board of directors comprised of members who do not also serve as officers of the Registrant and are not reasonably involved with the subject cause of action, or if no such directors are serving;

         (2) To legal counsel designated by the Registrant in which no attorney holds shares of the Registrant's securities, holds any office or position with the Registrant or is related by marriage or through siblings, parents or children to any officer or director of the Registrant the decision to litigate, or not to litigate by such special committee or special counsel being binding on the Registrant and the submitting stockholder or stockholders.

* Granting the Registrant's board of directors the broadest possible authority and discretion in adopting and maintaining resistance to, and defenses against, takeover bids that it deems not to be in the best interests of the Registrant including (without limitation) adopting and maintaining any form of stockholder rights plan or "poison pill" comprised of such terms and features as the Registrant's board of directors deems to be in the best interests of the Registrant which include stockholder rights plan or other defensive mechanism that may be deactivated or redeemed only:

         (1) By vote of continuing directors (i.e., the directors who put such stockholder rights plan or other defensive mechanism in place or the designated successors of such directors) to the exclusion of newly elected directors nominated or supported by a takeover bidder or bidders;

         (2) After a prescribed delay period following election of directors making up a majority of the Registrant's board of directors if such new directors are nominated or supported by a takeover bidder or bidders; or

         (3) Before election of directors making up a majority of the Registrant's board of directors if such new directors are nominated or supported by a takeover bidder or bidders; and

         prohibiting the adoption of any bylaw that limits the authority of the Registrant's board of directors to resist or defend against any takeover bid that it finds not to be in the best interests of the Registrant.

* Opting not to be covered by the restrictions or requirements for affiliated transactions imposed by Section 203 of the Delaware General Corporation Law, as permitted by the waiver provisions of Section
         (b)(1) thereof.

* Adopting the verbatim compromise or arrangement provisions suggested under the Delaware Corporate Code.

     More specific details are contained in Item 5 of a report of current event on Form 8-K filed by the Registrant with the Commission on July 12, 1999.

     As a result of the foregoing amendments, the Registrant's board of directors and officers, as well as officers and directors of its subsidiaries, employees, agents and advisors, have material protection from suits by stockholders, have significant rights to indemnification and legal defense, including the right to receive advances for related expenses. Such protection could make them less careful and less considerate of the rights of stockholders, and could result in a drain of corporate resources. However, in light of concerns in the high technology sector over what is perceived to be destructive and abusive litigation, the Registrant's board of directors and a majority of its existing stockholders (even excluding its current officers and directors) believed that such risks were outweighed by the need to assure potential acquisition candidates and employees that to the extent legally possible, they would be shielded from such risks, should they elect to become associated with the Registrant.

     In addition, the fourteenth and fifteenth articles makes it potentially very difficult for a third party to take over the Registrant without the consent of its board of directors. Such provision, if employed by directors who did not have the best interests of the Registrant's stockholders at heart, or by directors who, while in good faith, were wrong about the best interests of the Registrant's stockholders, could deprive its stockholders of favorable business opportunities, while permitting the subject directors and the Registrant's management to remain entrenched in office. Again, the Registrant's board of directors believed that such risks were justified because such provision provides material assurances to companies acquired and personnel hired by the Registrant or its subsidiaries that they will be able to rely on the commitments made to them and to effectuate long term plans, without undue concerns for about disruptive short term speculators.

     None of the provisions in the second series of articles adopted were based on concerns over currently likely take over attempts or over anticipated acquisitions involving affiliated parties. Indeed, the affiliation related restrictions waived in article fifteen are frequently viewed as methods to discourage hostile takeovers. Although the Registrant's officers and directors owe its stockholders strong fiduciary obligations, no assurances can be provided that in the future, unscrupulous or incompetent people will not abuse or misuse such powers, to the stockholders detriment.

     The certificate of amendment described above was filed with the Secretary of State of Delaware on or about July 19, 1999, and became effective on such date. A copy of the certificate amending the Registrant's certificate of incorporation is incorporated by reference as an exhibit hereto (see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation S-B").

STOCK PLAN

     At the request of the Registrant's board of directors, Yankees developed a non-qualified stock option and incentive stock option plan for use by the Registrant (the "Stock Plan"). A copy of the Stock Plan is incorporated by reference as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation S-B." The following summary of the Stock Plan is qualified in its entirety by reference to such exhibit.

     The purpose of the Stock Plan is to attract and retain quality personnel and to make association with the Registrant more attractive to potential acquisition candidates. A maximum of 1,000,000 shares of the Registrant's common stock is reserved for use in conjunction with award of options under the Stock Plan, and such common stock can either be issued from treasury shares, authorized but theretofore unissued shares, or shares purchased from current stockholders for such purpose.

     The Stock Plan will be administered by a committee of the Registrant's board of directors comprised exclusively of outside directors (the "Committee"), as that term is defined in the Internal Revenue Code of 1996, as amended (the "Code") and potential recipients will include the Registrant's directors, officers, key employees and consultants (other than consultant's that would be ineligible for receipt of securities registered on Commission Form S-8 based on then applicable rules adopted by the Commission). Options issuable will be incentive stock options meeting the requirements of Section 422, et. seq. of the Code, or non-qualified stock options, with the attributes determined by the

Committee. The adoption of the Stock Plan does not restrict the ability of the Registrant's board of directors to authorize the issuance of securities, including stock options, outside the parameters of the Stock Plan, on a case by case basis.

     Initial recipients under the Stock Plan are expected to be employees of the Registrant's subsidiary, American Internet Technical Center, Inc., who meet designated competitive sales targets and Michael Harris Jordan, the Registrant's current president, pursuant to the terms of his employment agreement with the Registrant.

     A copy of the Stock Plan is incorporated by reference as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation S-B."

PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A)      MARKET INFORMATION.

1.       TRADING INFORMATION

     The Registrant's common stock started trading in the over-the-counter market in 1964, however, until November 18, 1998, there had been no established public trading market for many years. Consequently, information regarding quotations of bid and asked prices for the common stock was not available during 1996 or 1997. The Registrant's common stock resumed trading in the over the counter market during November of 1998 and bid, offer and transaction report prices are available through the electronic bulletin board operated (but not a part of) the National Association of Securities Dealers, Inc.'s, NASDAQ, Inc., subsidiary (the "OTC Bulletin Board"). During 1998 and most of 1999, the Registrant's common stock traded under the symbol "ETSY"; however, after the acquisition of American Internet during June of 1999, the Registrant changed its name and in conjunction therewith, its trading symbol was changed to "ABUY." The following table indicates the average high and low bid prices as quoted for the Registrant's common stock at the end of each month since quotation was resumed. The following over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. The range of the reported high and low bid quotations have been derived primarily from information quoted on the OTC Bulletin Board.

                         CLOSING        CLOSING             LAST REPORTED
DATE                     BID PRICE      OFFERING PRICE      TRANSACTION PRICE
----                     ---------      --------------      -----------------
December 31, 1998        $0.625         $0.1875             $0.125 (December 1,
                                                                    1998)
March 31, 1999           $0.25          $0.50               $0.25
June 30, 1999            $1.50          $1.50               $1.50
September 30, 1999       $1.50          $1.72               $1.50

     As of September 30, 1999, 17 NASD member firms were listed as market makers in the Registrant's common stock: US Clearing, Inc.; Knight Trimark, Inc.; Sharpe Capital, Inc.; Fin-Atlantic Securities, Inc.; Herzog, Heine, GeDulo, Inc.; Fahnstock & Co., Inc.; Hill, Thompson Magid & Co., Inc.; Mayer & Schweitzer, Inc.; Equitrade Securities Corp.; Wien, Inc.; Comprehensive Capital Corp.; Paragon Capital Corp.; Weckstein & Co., Inc.; The Agean Group, Inc.; GVR Company; Glenn Michael Financial, Inc.; and, Phillip Louis Trading, Inc.

2.       AMOUNTS OF COMMON EQUITY SUBJECT TO OUTSTANDING  OPTIONS OR WARRANTS TO
         PURCHASE,  OR  SECURITIES   CONVERTIBLE  INTO,  COMMON  EQUITY  OF  THE
         REGISTRANT

     As of September 30, 1999, the Registrant had 10,064,926 shares of its common stock reserved for issuance in conjunction with current obligations to issue additional shares in conjunction with: the American Internet Acquisition (based on its performance over the next five years); or in the event that currently outstanding options or warrants are exercised. The following table provides summary data concerning such options and warrants:

DESIGNATION         NATURE OF        EXERCISE OR            NUMBER OF SHARES
OR HOLDER           THE SECURITY     CONVERSION PRICE       CURRENTLY RESERVED
---------           ------------     ----------------       ------------------
Excel               Warrant          $0.75 per share        1,000,000 shares
Palmair, Inc.       Warrant          $0.02 per share          200,000 shares
(1)                 (1)              (1)                    5,775,000 shares
Yankees             Option           $60,000 total          1,827,310 (2)
(3)                 Options          $2.26 per share            3,980 shares
Stock Plan (4)      Options (4)      (4)                    1,000,000 shares (4)
------

(1) Shares issuable to former stockholders of American Internet and Yankees in conjunction with the contingent compensation portion of the consideration for the American Internet shares, and Yankees' fee for its assistance in locating, structuring and negotiating the acquisition.

(2) The number of shares cannot be determined with certainty, rather, Yankees has the right, for an aggregate of $60,000, to purchase shares of the Registrant's common stock equal to 10% of the Registrant's outstanding and reserved shares of common stock, measured immediately after exercise is completed. See Notes to financial statements for 1998 and 1999. The transaction and option agreement are more fully described in the Registrant's report on Form 10-QSB for the quarter ended September 30, 1998 and its Form 10-KSB for the year ended December 31, 1998. For purposes of the Table, the computation was made assuming that only the shares currently outstanding or reserved would be outstanding or reserved at the time of exercise (an improbable scenario). Consequently, the total shares currently outstanding (8,192,384 shares) + the shares currently reserved other than for the Yankees' option (8,064,926) = 16,257,310. That number would be divided by 9 and rounded up or down based on proximity to the next whole number (1,806,368), which would equal the shares issuable to Yankees (10% of the total that would be outstanding following exercise).

(3) Ms. Lyn Poppiti & Mr. & Mrs. Theodore Gill have options to purchase an aggregate of 3,980 shares of the Registrant's common stock based on rights they had as option holders of American Internet.

(4) Represents the shares issuable pursuant to the Registrant's stock plan approved by the Registrant's board of directors on August 5, 1999 and ratified by the holders of a majority of the Registrant's outstanding common stock by a written consent in lieu of special meeting on October 8, 1999. The stock plan was described in detail in Item 5 of the Registrant's report on Form 8-K filed with the Commission on September 9, 1999, copies of related materials being incorporated by reference as exhibits to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation S-B".

3.       (A)   AMOUNTS OF COMMON  EQUITY THAT COULD BE SOLD PURSUANT TO RULE 144
               UNDER THE SECURITIES ACT

     As of September 30, 1999, 8,192,384 shares of the Registrant's common stock were outstanding, of which:

         *        698,001 are recognized as free trading by the Registrant;

         * 125,000 were improperly issued under Commission Rule 504 to affiliates of the Registrant's transfer agent (100,000 shares) and to William J. Riley, Esquire, a securities attorney believed by the Registrant to practice from Rhode Island (25,000 shares), and are considered restricted by the Registrant;

         * 7,494,383 have been issued over the years pursuant to exemptions from registration and are thus restricted securities, some of which are eligible for resale under Commission Rule 144 ("Rule 144").

     Of the 7,619,383 shares that the Registrant has instructed its transfer agent to treat as restricted:

         * 3,154,187 were issued prior to October 4, 1998, and consequently, may currently be sold under Rule 144, subject to Rule 144's volume limitations, notice, public information and manner of sale conditions. The volume limitations restrict quantities sold over 90 day periods to the greater of 1% of the total outstanding common stock, or the average weekly trading volume during the four week period preceding the sale;

         * 1,507,187 were issued to persons that do not appear to be affiliates of the Registrant prior to October 4, 1997, and consequently may be sold by holders that have not been affiliates of the Registrant for a period of at least 90 days, under the more liberal provisions of Commission Rule 144(k) ("Rule 144[k]"), which dispense with the volume, public information and manner of sale conditions.

     In addition to the foregoing, during the twelve month period ending on June 30, 2000, an additional 4,043,196 shares of the Registrant's common stock will become eligible for resale under the provisions of Commission Rule 144, subject to the limitations on quantities sold over 90 day periods, notice, public information and manner of sale conditions, and an additional 25,000 would have become eligible for resale under Commission Rule 144 but for unresolved issues concerning improprieties in issuance involving the Rule 504 violations described above; and, 170,000 shares will become eligible for resale under Commission Rule 144(k); and, 100,000 shares would have become eligible for resale under Commission Rule 144(k), without quantitative limitations, but for unresolved issues concerning improprieties in issuance involving the Rule 504 violations described above.

     Pursuant to the provisions of Rule 144(e), permissible sales of securities thereunder are determined as follows:

 Sales by  affiliates:

               If restricted or other securities are sold for the account of an affiliate of the Registrant (officers, directors, other control persons or their affiliates, and persons who have been affiliates within the preceding 90 days), the amount of securities sold, together with all sales of restricted and other securities of the same class for the account of such person within the preceding three months, shall not exceed the greater of:

               * one percent of the shares or other units of the class outstanding as shown by the most recent report or statement published by the Registrant, or

               * the average weekly reported volume of trading in such securities on all national securities exchanges and/or reported through the automated quotation system of a registered securities association during the four calendar weeks preceding the filing of notice required by Rule 144
                    (h), or if no such notice is required the date of receipt of the order to execute the transaction by the broker or the date of execution of the transaction directly with a market maker, or

               * the average weekly volume of trading in such securities reported through the consolidated transaction reporting system contemplated by Rule 11Aa3-1 under the Securities Exchange Act of 1934 during the four-week period specified above.

 Sales by non-affiliates:

               The amount of restricted securities sold for the account of any person other than an affiliate of the Registrant, together with all other sales of restricted securities of the same class for the account of such person within the preceding three months, shall not exceed the amount specified in paragraphs above for affiliates, unless the conditions in Rule 144 (k) are satisfied (two, rather than one year holding period).

 Determination of Amount:

               For the purpose of determining the amount of securities specified above (the "Permitted Volume"), the following provisions apply:

               * Where both convertible securities and securities of the class into which they are convertible are sold, the amount of convertible securities sold is deemed to be the amount of securities of the class into which they are convertible for the purpose of determining the aggregate amount of securities of both classes sold;

               * The amount of securities sold for the account of a pledgee thereof, or for the account of a purchaser of the pledged securities, during any period of three months within one year after a default in the obligation secured by the pledge, and the amount of securities sold during the same three-month period for the account of the pledgor may not exceed, in the aggregate, the Permitted Volume.

               * The amount of securities sold for the account of a donee thereof during any period of three months within one year after the donation, and the amount of securities sold during the same three-month period for the account of the donor, shall not exceed, in the aggregate, the Permitted Volume.

               * Where securities were acquired by a trust from the settlor of the trust, the amount of such securities sold for the account of the trust during any period of three months within one year after the acquisition of the securities by the trust, and the amount of securities sold during the same three-month period for the account of the settlor, shall not exceed, in the aggregate, the Permitted Volume.

               * The amount of securities sold for the account of the estate of a deceased person, or for the account of a beneficiary of such estate, during any period of three months and the amount of securities sold during the same period for the account of the deceased person prior to his death shall not exceed, in the aggregate, the permitted volume; provided, that no limitation on amount shall apply if the estate or beneficiary thereof is not an affiliate of the Registrant;

               * When two or more affiliates or other persons agree to act in concert for the purpose of selling securities of a Registrant, all securities of the same class sold for the account of all such persons during any period of three months shall be aggregated for the purpose of determining the limitation on the amount of securities sold;

Securities excluded:

               The following sales of securities need not be included in determining the amount of securities sold in reliance upon this section:

               *    Securities  sold  pursuant  to  an  effective   registration
                    statement under the Securities Act;

               *    Securities  sold  pursuant  to  an  exemption   provided  by
                    Regulation A under the Securities Act; and

               * Securities sold in a transaction exempt pursuant to Section 4 of the Securities Act and not involving any public offering.

     Because a major theoretical component of securities pricing involves supply and demand, sales in reliance on Rule 144 will increase the supply and, unless there is a corresponding increase in demand, can be expected to result in lower prices.

         B. AMOUNT OF COMMON EQUITY THAT THE REGISTRANT HAS AGREED TO REGISTER UNDER THE SECURITIES ACT FOR SALE BY SECURITY HOLDERS

     As of September 30, 1999, the Registrant had agreed to register the 1,000,000 shares of common stock issuable upon exercise of the Xcel Warrant with the Commission within 45 days after the filing of this report. It had also agreed to register the shares underlying the options held by Ms. Poppiti and Mr. & Mrs. Gill (3,980 shares) if it filed any registration statements with the Commission. The option term for the Yankee options is 45 days following their registration, and Yankees has been granted demand registration rights. However, Yankees has advised the Registrant that its options should not be included in the registration statement for the Xcel Warrant and has indicated that it would consider waiving fees and licensing costs for an additional period of time after November 24, 1999, if the option term were extended.

4. AMOUNTS OF COMMON EQUITY THAT THE REGISTRANT IS CONSIDERING PUBLICLY OFFERING OR PRIVATELY PLACING DURING THE YEAR ENDING JUNE 30, 2000, OTHER THAN SHARES TO BE ISSUED PURSUANT TO AN EMPLOYEE BENEFIT PLAN OR DIVIDEND REINVESTMENT PLAN), THE OFFERING OF WHICH COULD HAVE A MATERIAL EFFECT ON THE MARKET PRICE OF THE REGISTRANT'S COMMON EQUITY.

     The Registrant is currently contemplating the sale of up to $7,000,000 in shares of its common stock during the year ended June 30, 2000, in order to provide capital to companies that it may acquire. As of the date of this report, its only commitment was to provide American Internet with $250,000 in funding, in addition to the $100,000 initially provided. The Registrant currently anticipates that between $1,000,000 and $2,000,000 in shares of its common stock will be privately placed (including the $750,000 issuable upon exercise of the Xcel options), and that the balance would be offered publicly. The offering price will be tied to the market price at the time of offering except for small discounts if a rights offering to existing stockholders is involved and somewhat larger discounts for shares privately placed. However, the Registrant cannot currently provide any realistic estimates as to what such prices will be since they will depend on market conditions, the Registrant's success in effecting profitable acquisitions that appeal to the investing public and other factors beyond the Registrant's control.

5.       PENNY STOCK RULES

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

     Penny stocks are low-priced, over-the-counter securities that are prone to manipulation because of their price and a lack of reliable market information regarding them. Under Section 3(a)(51)(A) of the Exchange Act, any equity security is considered to be a "penny stock," unless that security is:

         (i) registered and traded on a national securities exchange meeting specified Securities and Exchange Commission criteria:

         (ii) authorized for quotation on the National Association of Securities Dealers, Inc.'s ("NASD") automated inter-dealer quotation system ("NASDAQ"):

         (iii)    issued by a registered investment company:

          (iv) excluded, on the basis of price or the issuer's net tangible assets, from the definition of the term by Securities and Exchange Commission rule: or

         (v) excluded from the definition by the Securities and Exchange Commission.

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

     Rule 3a51-1 was adopted by the Securities and Exchange Commission for the purpose of implementing the provisions of Section 3(a)(51). Like Section 3(a)(51), it defines penny stocks by what they are not. Thus, the rule excludes from the definition of penny stock any equity security that is:

         (A) a "reported" security:

         (B) issued by an investment company registered under the 1940 Act:

         (C) a put or call option issued by the Options Clearing Corporation:

         (D) priced at five dollars or more:

         (E) subject to last sale reporting: or

         (F) whose issuer has assets above a specified amount.

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

     Rule 3a51-1(d) excludes securities that are priced at five dollars or more. Price, in most cases, will be the price at which a security is purchased or sold in a particular transaction, excluding any broker commission, commission equivalent, mark-up, or mark-down. In the absence of a particular transaction, the five dollar price may be based on the inside bid quotation for the security as displayed on a Qualifying electronic quotation system [i.e., an automated inter-dealer quotation system as set forth in Exchange Act Section 17B(b)(2)]. "Inside bid quotation" is the highest bid quotation for the security displayed by a market maker in the security on such a system. If there is no inside bid quotation, the average of at least three inter-dealer bid quotations displayed by three or more market makers in the security must meet the five dollar requirement. Broker-dealers may not rely on quotations if they know that the quotations have been entered for the purpose of circumventing the rule. An inter-dealer quotation system is defined in Rule 15c2-7(c)(1) as any system of general circulation to brokers and dealers that regularly disseminates quotations of identified brokers or dealers.

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

     Securities that are registered, or approved for registration upon notice of issuance, on a national securities exchange are also excluded from the definition of penny stock [Rule 3a51-1(e)]. The exchange must make transaction reports available pursuant to Rule 11Aa3-1 for the exclusion to work. The exclusion is further conditioned on the current price and volume information with respect to transactions in that security being reported on a current and continuing basis and made available to vendors of market information. In addition, the exclusion is limited to exchange-listed securities that actually are purchased or sold through the facilities of the exchange, or as part of a distribution. Exchange-listed securities satisfying Rule 3a51-1(e), but which are not otherwise excluded under Rule 3a51-1(a)-(d), continue to be deemed penny stocks for purposes of Exchange Act Section 15(b)(6).

     Securities that are registered, or approved for registration upon notice of issuance, on NASDAQ are excluded from the definition of penny stock [Rule 3a51-1(f)]. Similar to the exchange-registered exclusion of Rule 3a51-1(e), the NASDAQ exclusion is conditioned on the current price and volume information with respect to transactions in that security being reported on a current and continuing basis and made available to vendors of market information pursuant to the rules of NASD. NASDAQ securities satisfying Rule 3a51- 1(e), but which are not otherwise excluded under Rule 3a51-1(a)-(d), continue to be deemed penny stocks for purposes of Exchange Act Section 15(b)(6).

     An exclusion is available for the securities of issuers that meet certain financial standards. This exclusion pertains to:

         (i) issuers that have been in continuous operation for at least three years having net tangible assets in excess of $2 million [Rule 3a51-1(g)(1)]:

         (ii) issuers that have been in continuous operation for less than three years having net tangible assets in excess of $5 million [Rule 3a51-1(g)(1)]:

         (iii) issuers that have an average revenue of at least $6 million for the last three years [Rule 3a51-1(g)(2)].

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

     Whether the issuer is domestic or foreign, in all cases a broker or dealer must review the financial statements and have a reasonable basis for believing that they were accurate as of the date they were made (Rule 3a51-1[g][3]). In most cases a broker-dealer need not inquire about or independently verify information contained in the statements. Brokers and dealers must keep copies of the domestic or foreign issuer's financial statements for at least three years following the date of the related transaction.

     The Registrant's securities are, as of the date of this report, subject to the foregoing regulations as "Penny Stocks". The Registrant hopes that its acquisition program and funds from the sale of its securities will remove its shares from such category prior to June 30, 2000; however, it can provide no assurances that its efforts will prove successful.

(B)      HOLDERS.

     The number of record holders of the Registrant's common stock, $0.01 par value (its sole class of common equity) as of the close of business on September 30, 1999, was approximately 2,235.

(C)      DIVIDENDS.

     The Registrant has not declared any dividends on its common stock and does not expect to do so at any time in the foreseeable future. There are currently no restrictions on the Registrant's ability to declare dividends in the future, other than restrictions applicable to all Delaware corporations involving the source of funds for payment of dividends and their effects on the Registrant's solvency. In the future, the Registrant expects that a portion of its expansion and development capital may be in the form of loans from financial institutions, in which case it is likely that such institutions would require restrictions on the payment of dividends based on traditional financial ratios designed to predict the Registrant's ability to repay such loans. However, no specific predictions as to any such restrictions can be made at this time.

     The Registrant's consulting activities are expected to result in the receipt of shares of other issuer's common stock by the holders of the Registrant's common stock, such shares to be issued directly by the issuer to the Registrant's stockholders as of a fixed date. To date, only one issuer has agreed to do so and it is anticipated that approximately 500,000 shares of the common stock of Funds America Finance Corporation will be distributed to the stockholders of the Registrant, as reflected on its stock transfer records as of June 17, 1999.

(D)      RECENT SALES OF UNREGISTERED SECURITIES

     During the last three years, the Registrant sold the securities listed in the tables below without registration under the Securities Act in reliance on the exemption from registration requirements cited.

Footnotes for all tables follow the last table.


COMMON STOCK:


1.       1996

                  AMOUNT OF                                   TOTAL                              REGISTRATION
                  SECURITIES                                  OFFERING          TOTAL            EXEMPTION
DATE              SOLD              SUBSCRIBER                CONSIDERATION     DISCOUNTS        RELIED ON

October 14        50,000 Shares     Marilyn Karpoff           $20,000 (3)(6)    None             (1)
October 14        25,000 Shares     Edward Kerper             $10,000 (7)       None             (1)
October 14        5,000 Shares      Liberty Transfer Co.      $2,000 (8)        None             (1)

2.       1997

                  AMOUNT OF                                   TOTAL                              REGISTRATION
                  SECURITIES                                  OFFERING          TOTAL            EXEMPTION
DATE              SOLD              SUBSCRIBER                CONSIDERATION     DISCOUNTS        RELIED ON

April 28          5,000 Shares      Gary & Jean Vulgamore     (9)               None             (1)
April 28          50,000 Shares     Jay C. Salyer, Jr         (3)(10)           None             (1)

3.       1998

                  AMOUNT OF                                   TOTAL                              REGISTRATION
                  SECURITIES                                  OFFERING          TOTAL            EXEMPTION
DATE              SOLD              SUBSCRIBER                CONSIDERATION     DISCOUNTS        RELIED ON

March 26          3,750 Shares      Jean Wilson                (4)(11)          None             (1)
March 26          3,750 Shares      Lisa Conger                (4)(11)          None             (1)
March 26          67,500 Shares     Sara Sander                (4)(11)          None             (1)
March 26          1,250 Shares      Jean Wilson                (4)(11)          None             (1)
March 26          1,250 Shares      Lisa Conger                (4)(11)          None             (1)
March 26          22,500 Shares     Sara Sander                (4)(11)          None             (1)
March 26          150,000 Shares    Charles J. Scimeca         (12)             None             (1)
March 26          20,000 Shares     Gary & Jean Vulgamore      (9)              None             (1)
March 26          20,000 Shares     Mark Granville-Smith Trust (13)             None             (1)
September 4       25,000 Shares     William J. Riley,          (3)(4)(14)       None             (1)
September 10      25,000 Shares     Carrington Capital         (4)(15)          None             (1)
December 9        630,000 Shares    Blue Lake Capital          (16)             None             (2)
December 9        108,750 Shares    M. Tucker C/F Shayna Tucker(16)             None             (2)
December 9        108,750 Shares    M. Tucker C/F Montana Tucker(16)            None             (2)
December 9        435,000 Shares    Yankees                     (16)            None             (2)
December 9        217,500 Shares    Calvo Family Spendthrift Trust(16)          None             (2)
December 9        125,000 Shares    G. Richard Chamberlin       (16)            None             (2)
December 9        62,500 Shares     Anthony Q. Joffe            (16)            None             (2)
December 9        62,500 Shares     Penny L. Adams Fields       (16)            None             (2)
December 9        50,000 Shares     Yankees                     (17)            None             (1)
December 9        25,000 Shares     Carrington Capital Corp.    (15)            None             (1)







4.       1999

                  AMOUNT OF                                   TOTAL                              REGISTRATION
                  SECURITIES                                  OFFERING          TOTAL            EXEMPTION
DATE              SOLD              SUBSCRIBER                CONSIDERATION     DISCOUNTS        RELIED ON

May 25            150,000 Shares   Yankees                     (18)             None                (1)
May 25            47,000 Shares    Edward Granville-Smith Jr   (19)             None                (1)
May 25            50,000 Shares    G. Richard Chamberlin       (20)             None                (1)
June 25           1,769 Shares     Lynn Poppiti                (21)             (23)                (1)
June 25           2,211 Shares     Theodore & Susan Gill       (21)             (23)                (1)
June-25           734,038 Shares   Michael Umile               (21)             (23)                (1)
June-25           748,718 Shares   J. Bruce Gleason            (21)             (23)                (1)
June-25           122,500 Shares   Yankees                     (22)             (23)                (1)
June-25           20,000 Shares    Vanessa H. Lindsey          (22)             (23)                (1)
June-25           5,000 Shares     Warren Hirt                 (22)             (23)                (1)
June-25           2,500 Shares     Ilene Sheinbart             (22)             (23)                (1)
June 25           100,000 Shares   Debra Elenson                $50,000         (24)                (2)
June25            40,000 Shares    Evelyn Coletti               $20,000         (24)                (2)
June-25           40,000 Shares    Jonathan Eichner             $20,000         (24)                (2)
June-25           80,000 Shares    Yankee Companies             $20,000         (24)                (2)
September 3       30,000 Shares    Yankee Companies              $7,500         (24)                (2)
September 8       20,000 Shares    Debra Elenson                $10,000         (24)                (2)
October 7         15,000 Shares    Xcel                         (29)            (1)                 (1)
September 30      (29)             Yankees                      (29)            (1)                 (1)

CONVERTIBLE SECURITIES:

1.       1998

                  AMOUNT OF                                   TOTAL             TERMS OF         REGISTRATION
                  SECURITIES                                  OFFERING          CONVERSION       EXEMPTION
DATE              SOLD              SUBSCRIBER                CONSIDERATION     OR EXERCISE      RELIED ON

November 24       (26)               Yankees                  (26)              (26)             (2)
December 9        (27)               Charles Scimeca          (27)              (27)             (1)

2.       1999

                  AMOUNT OF                                   TOTAL             TERMS OF         REGISTRATION
                  SECURITIES                                  OFFERING          CONVERSION       EXEMPTION
DATE              SOLD              SUBSCRIBER                CONSIDERATION     OR EXERCISE      RELIED ON

June 25           1,769 options    Lynn Poppiti               (21)              (25)              (1)
June 25           2,211 options    Theodore & Susan Gill      (21)              (25)              (1)
September 8       (28)             Xcel Associates             $750,000         (28)              (2)
--------


(1) Section 4(2) of the Securities Act. In each case, the subscriber was required to represent that the shares were purchased for investment purposes, the certificates were legended to prevent transfer except in compliance with applicable laws and the transfer agent was instructed not to permit transfers unless directed to do so by the Registrant, after approval by its legal counsel. In addition, each subscriber was directed to review the Registrant's filings with the Commission under the Exchange Act and was provided with access to the Registrant's officers, directors, books and records, in order to obtain required information.

(2) Section 4(6) of the Securities Act. In each case, the subscriber was required to represent that the shares were purchased for investment purposes, the certificates were legended to prevent transfer except in compliance with applicable laws and the transfer agent was instructed not to permit transfers unless directed to do so by the Registrant, after approval by its legal counsel. Each subscriber was directed to review the Registrant's filings with the Commission under the Exchange Act and was provided with access to the Registrant's officers, directors, books and records, in order to obtain required information; and, a Form D reporting the transaction was filed with the Commission.

(3) Consideration was to have been in services to the Registrant; however, the services were either not rendered or not completely rendered. The Registrant has advised the stockholder that the subscription consideration agreed upon has not been paid in full and demanded that the shares either be returned or that payment in full be tendered. The Registrant will no longer accept tender of the balance of the consideration and the Registrant's transfer agent has been instructed to place stop transfer instructions in its records as to such shares, and, that because payment has not been tendered in full, that the holding period under Commission rule 144 can never begin to run as to any of the shares.

(4) The shares were improperly issued in reliance on Commission Rule 504, apparently on the advice of William J. Riley, Esquire, a securities attorney practicing from Rhode Island. When Edward Granville-Smith, Jr. was replaced as the registrant's director and president, new management informed the recipients of the deficiency and demanded that the shares be returned for re-issuance under Section 4(2) of the Securities Act, subject to required investment representations and related legending and stop transfer instructions. Only Carrington Capital Corp. complied with such request (see "Part I, Item 3, Legal Proceedings").

(5) Consideration has not been paid in full. The Registrant has advised the stockholder that the subscription consideration agreed upon has not been paid in full and demanded that the shares either be returned or that payment in full be tendered. The Registrant will no longer accept tender of the balance of the consideration and the Registrant's transfer agent has been instructed to place stop transfer instructions in its records as to such shares, and, that because payment has not been tendered in full, that the holding period under Commission rule 144 can never begin to run as to any of the shares.

(6) The services to have been rendered involved an agreement to serve as vice president of the Registrant for at least 24 months. Ms. Karpoff did not serve as vice president for 24 months and therefore the consideration remains unpaid.

(7)      In consideration for services rendered for recruitment of officers.

(8) In lieu of interest and late payment charges due to the Registrant's transfer agent.

(9) The services listed in the authorizing resolution involved payment for packaging, printing, copying and typing; however, neither the offering price, consideration or exemption relied on is clearly identifiable.

(10) Issued as consideration for attorney's preparation of 10-KSB for year ended December 31, 1997. The attorney did not perform the required services. The Board Resolution authorizing the issuance of shares to Mr. Salyer did not indicate the number of shares to be issued and the Registrant's transfer agent has not explained how it arrived at the number of shares issued.

(11) The shares were to have been issued, at the direction of Edward Granville-Smith, Jr. at a time when he served as the Registrant's sole director, to the Registrant's transfer agent, Liberty Transfer Company, as compensation for unspecified services to be rendered for the benefit of the Registrant. Neither the offering price, consideration or exemption relied on have been clearly determined. The shares were not issued to the Registrant's transfer agent, rather, they were issued in the names of the following designees of Al Sanders, the president of Liberty Transfer Company: Sara Sanders (Mr. Sanders' wife); Lisa Conger and Jean Wilson (Mr. Sanders' daughters).

(12) The shares were issued as a bonus for Mr. Scimeca's unsuccessful efforts to find acquisition candidates and for "good office representation to the public," at the direction of Edward Granville-Smith, Jr., then the Registrant's sole director; however, neither the offering price, consideration or exemption relied on are clearly determinable.

(13) Compensation for consulting services and bookkeeping services for the benefit of Registrant, issued at the direction of Edward Granville-Smith, Jr., then the Registrant's sole director; however, neither the offering price, consideration or exemption relied on are clearly determinable. The trust is an affiliate of Mr. Granville-Smith's son, Mark.

(14) Issued as consideration for attorney's preparation of Form 10-KSB for the calendar year ended December 31, 1997, at the direction of Edward Granville-Smith, Jr., then the Registrant's sole director. However, the offering price , consideration, and exemption relied on are not clearly determinable. The Attorney did not perform the contemplated services and therefore consideration for the shares was not paid.

(15) Consulting assistance pertaining to resumption of trading in the Registrant's securities, including preparation of required disclosure information pursuant to Commission Rule 5c2-11, coordinating with market makers in filing Form 15c2-11 with the NASD and general business advice and assistance (see Note 17 regarding additional consideration for such services).

(16) Part of a private placement of 1,750,000 shares of the Registrant's common stock, authorized by Edward Granville-Smith, Jr., then the Registrant's sole director, in order to raise emergency capital for the Registrant and to induce Yankees to during the time that the Registrant while its consulting agreement with the Registrant was being negotiated. The shares were allocated by Yankees among its stockholders and their families and three individuals who agreed to serve as members of the Registrant's board of directors, and, in one case, as the Registrant's secretary and general counsel. See "Part III: Item 9, Directors and Executive Officer; Item 10, Executive compensation; Item 11, Security Ownership of Certain beneficial Owners and Management; and, Item 12, Certain Relationships and Related Transactions." Consideration was an aggregate of $35,000.

(17) Reimbursement for 50,000 shares transferred by the Calvo Family Spendthrift Trust to Carrington Capital Corp. in partial consideration for its agreement to assist the Registrant (see Note 15 for additional details).

(18) The shares were issued in a settlement with William A. Calvo, III, for services provided between 1995 and 1998, prior to the creation of Yankees, and related costs. The original balance due was in excess of $100,000 and the terms of the settlement were not consistent with representations made by the Registrant in conjunction with other transactions at the time, as a result of which the Registrant agreed to adjust the compensation by issuance of the 150,000 shares, valued by the Registrant and Mr. Calvo, at $3,000, with the remaining balance due being written off, in the interests of preserving the Registrant's future business prospects. Mr. Calvo, as a principal of Yankees, had assigned his rights to such shares to Yankees which was responsible for the decision to right off the remaining balance due. During the Registrant's latest audit, the value was adjusted to $24,000 based on the average of the bid and offering price for the Registrant's common stock on $0.16 on February 18, 1999, the date the agreement was amended.

(19) Shares issued as part of the settlement with Edward Granville-Smith, Jr., see part I, Item 1, Description of Business;" and, "Part III: Item 9, Directors and Executive Officer; Item 10, Executive compensation;
         Item 11, Security Ownership of Certain beneficial Owners and Management; and, Item 12, Certain Relationships and Related Transactions."

(20) Shares issued to G. Richard Chamberlin, Esquire, a member of the Registrant's board of directors as well as its secretary and general counsel, in additional consideration for services to be rendered in conjunction with preparation of the Registrant's Form 10-KSB for the year ended December 31, 1998, see "Part III: Item 9, Directors and Executive Officer; Item 10, Executive compensation; Item 11, Security Ownership of Certain beneficial Owners and Management; and, Item 12, Certain Relationships and Related Transactions."

(21) Securities issued to the former stockholders of American Internet as the initial component of the consideration for their American Internet shares, see Part I, Item 1, Description of Business."

(22) Shares issued to Yankees and certain of its personnel at the direction of Yankees, in consideration for its services in locating American Internet, structuring and negotiating its acquisition, and integration of its operations in a revised strategic plan for the Registrant, see
         Part I, Item 1, Description of Business;" and, "Part III: Item 11, Security Ownership of Certain beneficial Owners and Management; and,
         Item 12, Certain Relationships and Related Transactions."

(23) No commissions or discounts were paid to anyone in conjunction with the sale of the foregoing securities, except that Yankees exercised preferential subscription rights granted by the Registrant in its consulting agreement, and received compensation in conjunction with the American Internet acquisition.

(24) Part of an private placement for up to $200,000 in principal amount of convertible, subordinated debentures which was restructured at the request of the Registrant and with the consent of all of the subscribers, into a private placement of shares of the Registrant's common stock, at the original conversion price ($0.50 per share, except to Yankees, which due to the terms of its consulting agreement, received a more favorable price of $0.25 per share).

(25) The options require an aggregate payment of $4,000 (Ms. Poppiti and $5,000 (Mr. and Mrs. Gill) ($2.26125 per share) and are exercisable until June 23, 2000.

(26) Option to purchase 10% of the Registrant's outstanding and reserved common stock outstanding, measured immediately following exercise of the option, in consideration for an aggregate of $60,000, such option being the portion of consideration granted to Yankees under its consulting agreement with the Registrant in exchange for Yankees agreement to forego hourly and document licensing fees for a period of 365 days, see "Part III: Item 11, Security Ownership of Certain beneficial Owners and Management; and, Item 12, Certain Relationships and Related Transactions."

(27) On December 11, 1998, Mr. Scimeca received options to purchase 200,000 shares of the Registrant's common stock, at an exercise price of $0.02 per share as his only compensation from the Registrant for services in all capacities.

(28)     A.    On  September 8, 1999,  the  Registrant's  sold Xcel  Associates,
               Inc., for $10,000,  a warrant to purchase 1,000,000 shares of the
               Registrant's  common  stock at $0.75 per  share.  The  warrant is exercisable  on or before  December  31,  2000,  but the exercise period is  subject  to  acceleration  as to the  initial  500,000 shares,  to the  60th  day  following  the  effective  date  of a registration  statement filed with the Commission registering the shares of common stock  underlying  the warrant  (the  "Effective
               Date"),  and as to the  balance of the  shares,  to THE 120TH day following the effective  date. The Registrant has agreed,  at its expense  to file a  registration  statement  with the  Commission registering  the shares of common  stock  underlying  the warrant
               within  45  days  following  the  filing  of  this  report.   The
               Registrant expects to use up to $250,000 of the proceeds from such exercise, in the event of such exercise, to fund expansion of American Internet's operations, and the balance to provide expansion capital to other as yet undetermined acquisitions.

         B. At the request of the Registrant, Xcel has agreed to loan American Internet $75,000, a portion of which ($23,000) would be used to repay the Registrant for certain recent advances, pending exercise of the Xcel Warrant on an interest free basis, provided that the Registrant issues Xcel 15,000 shares of its common stock and that Yankees pledges 35,000 shares of its common stock as collateral. The Registrant and American Internet have agreed to indemnify Yankees in the event that the pledged collateral is retained by Xcel as a result of American Internet's failure to comply with its obligations under the proposed note or for any other reason, indemnification to be at the election of Yankees either in securities of the Registrant selected by Yankees, based on Yankees' rights to discounts under its consulting agreement with the Registrant or in cash, and in either case, such indemnification would include an amount payable as consideration for the use of the collateral in a sum equal to the closing offer price of the Registrant's common stock on the date of the note multiplied by 3,500 (representing 10% of the value of the transaction).

         C. In order to induce Xcel to purchase the Xcel Warrant, three of the Registrant's stockholders agreed to sell an aggregate of 400,000 shares of the Registrant's common stock held by them to Xcel or its designees at a price of $0.38 per share. Because such shares were subject to a lock-up and voting agreement with the Registrant, the parties to such agreement executed the required amendment on or about September 7, 1999. A copy of the amendment is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation S-B."

(29) On September 30, 1999, Xcel loaned American Internet $75,000, a portion of which ($23,000) was used to repay the Registrant for certain recent advances pending exercise of the Xcel Warrant. In lieu of interest, the Registrant issued Xcel 15,000 shares of its common stock. Yankees pledged 35,000 shares of its common stock as collateral. The Registrant and American Internet have agreed to indemnify Yankees in the event that the pledged collateral is retained by Xcel as a result of

         American Internet's failure to comply with its obligations under the proposed note or for any other reason, indemnification to be at the election of Yankees either in securities of the Registrant selected by Yankees, based on Yankees' rights to discounts under its consulting agreement with the Registrant or in cash, and in either case, such indemnification would include an amount payable as consideration for the use of the collateral in a sum equal to the closing offer price of the Registrant's common stock on the date of the note multiplied by 3,500 (representing 10% of the value of the transaction). Copies of the secured promissory note to Xcel and the loan guarantee and indemnification agreement with Yankees are filed as exhibits to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation S-B."

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

(A)      PLAN OF OPERATION

     The Registrant is currently a holding company with one operating subsidiary, American Internet. Through current officers and directors, the Registrant provides consulting to client companies that desire to attain public trading status in exchange for the issuance of a percentage of the client's securities directly to the Registrant's stockholders after such securities have been registered with the Commission as required by the Securities Act. In addition to obtaining a benefit for the Registrant's stockholders directly through their receipt of securities of the client companies, the Registrant hopes to develop relationships with its consulting clients that in appropriate instances, will lead to their acquisition by the Registrant or to the establishment of ongoing business relationships with subsidiaries of the Registrant. In no instance, however, does the Registrant intend to become involved with any control over the business operations of such clients unless they are acquired by the Registrant.

     The Registrant seeks to acquire operating companies that could benefit from the Registrant's public trading status, from the experience of the Registrant's directors, from synergy resulting from consolidation of non operating aspects of the subsidiaries' business at the holding company level and from the related operations of the Registrant's subsidiaries, and, from the ability to concentrate on the continued development of their core businesses without the distractions required to operate in an independent regulatory environment. As a holding company, the Registrant will endeavor to provide centralized functions such as capital raising, borrowing, equipment purchases, accounting, legal matters, personnel recruitment, and regulatory compliance.

     Over the next fiscal year, the Registrant plans to acquire additional companies and recruit operating and research and development personnel that are complimentary to American Internet, its current operating subsidiary (for more specific details, see "Part I, Item 1, Description of Business"). Currently, almost all non-sales or clerical services marketed by American Internet are obtained from independent contractors. Potential acquisitions and personnel will be recruited that enable American Internet to conduct certain functions that are currently outsourced, such as web development, promotion and hosting services. The current operating subsidiary, American Internet, would continue to operate as a sales organization.

     The Registrant will continue to recruit management personnel who can guide and assist its operating subsidiaries, including: administrative specialists; accounting and bookkeeping personnel; human resources managers; marketing professionals; public, investor and media relations personnel; and regulatory compliance managers. However, it is not possible to determine at this date what the exact holding company management needs will be over the coming fiscal year. As businesses are added, additional holding company personnel will be required but because they will provide their services to all of the subsidiaries, such personnel should actually reduce the personnel required at the subsidiary level, resulting in net reductions in the personnel required. Management believes that one of its principal and most important tasks will be recruitment of talented, motivated and ethical personnel, especially in light of its limited resources when compared to many of its competitors. It intends to accomplish such task through use of equity based incentives and by stressing the opportunities for personal development and advancement in a business field that is making fundamental changes throughout the business and social spectra.

     The Registrant, through the assistance of corporate advisors, has conducted negotiations with a number of potential acquisition candidates, all of which are involved in Internet-related operations. However, no transactions other than the acquisition of American Internet and related capital raising activities, have been concluded as of the date of this filing. The Registrant anticipates that it will be required to arrange for infusions of capital in conjunction with most, if not all, of the acquisitions that it may undertake in the foreseeable future. The Registrant has funded operations through cash flows from financing activities, capital infusions by Yankees and loans over the last two fiscal years and intends to conduct a secondary offering for up to $6,000,000 during the year 2000. This situation is expected to continue until profitable subsidiaries can be acquired and integrated into the holding company structure, which the Registrant hopes to occur prior to December 31, 2001.

     Yankees, the Registrant's strategic planning consultant, has suggested that the Registrant operate on a federated model, with authority over operational matters concentrated at the subsidiary level, subject to oversight by holding company level personnel. The role suggested for the Registrant is similar to that of a central government with enumerated powers designed to provide synergistic support and coordination to the subsidiaries coupled with oversight responsibilities designed to provide early detection of and solutions to problems. Yankees believes that such an operating structure would encourage desirable entrepreneurial businesses to become associated with the Registrant and its other subsidiaries because they would be assured of a significant level of independence, as long as they were meeting performance targets, would not have to spend valuable business times developing new skills based on the public regulatory environment, and would benefit from owning an equity stake in a diversified family of companies featuring mutually supporting capabilities designed to reduce operating costs and maximize business opportunities. Yankees has advised the Registrant that the most difficult aspects of its suggested plan will involve recruitment and retention of competent, dedicated personnel and development of a method of describing the combined operations of its subsidiaries that can be easily understood, analyzed and evaluated by the investment community.

     The Registrant's management agrees with the Yankees' proposal and is endeavoring to implement it, with the assistance of Yankees.

(B) MANAGEMENT 'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CALENDAR YEARS ENDED DECEMBER 31, 1998 AND 1999

     The Registrant was organized under the laws of the State of Delaware on December 8, 1964. From 1996 until December 31, 1998, the principal business of the Registrant involved collection of income and payment of obligations from mortgaged backed securities acquired from affiliates. Effective December 31, 1998, the Registrant discontinued its existing business and was reclassified as a development stage company. The audited financial statements as of December 31, 1998 disclose that revenues from discontinued operations were $162,395 and $214,001 for the years ended December 31, 1998 and 1997, respectively. Expenses related to discontinued revenues were $184,535 and $288,044 for the years ended December 31, 1998 and 1997, respectively. The resulting loss from discontinued operations was $74,043 for the year ended December 31, 1997. The loss from discontinued operations of $399,415 reported at December 31, 1998 included a loss on disposal of discontinued operations of $377,275. Basic loss per share on discontinued operations was reported as ($0.10) and ($0.02) for the years ended December 31, 1998 and 1997, respectively.

     Because of the material change in the Registrant's business during 1999 when it disposed of all prior operations and acquired American Internet, no meaningful information for this period exists in comparison to the information concerning its current operations and the foregoing data is provided solely for purpose of complying with the Registrant's reporting obligations under the Exchange Act, as they apply to this item.

FISCAL YEARS ENDED DECEMBER 31, 1998 AND (SHORT FISCAL YEAR ENDED) JUNE 30, 1999

     At the suggestion of Yankees, the Registrant elected to change its reporting year end from December 31 to June 30 in order to avoid the competition for auditing time resulting from the federal April 15 tax deadline and from the overwhelming number of registrants under the Exchange Act who file their annual reports based on the calendar year end. Such change, it was expected, would make it more likely that the Registrant's filings with the Commission would be submitted on a timely basis and would reduce auditing costs because they would be rendered during off peak periods. Clearly, such anticipated results have yet to materialize. Because of the change, the Registrant is filing its report on Form 10-KSB for 1999 based on a short, six month fiscal year ending June 30, 1999.

     For the six months ended June 30, 1999, the Registrant (excluding American Internet) reported no revenue. Because of the diversities of its prior operations, there were no revenues recognized during the previous 1998 fiscal year. General and administrative expenses for the first six months of fiscal year 1999 were $97,646 as compared to none incurred during the fiscal year 1998. There was no loss from discontinued operations during the first half of fiscal 1999 as compared to losses of $399,415 and $74,043 for fiscal years 1998 and 1997, respectively. For the six month period ended June 30, 1999 the Registrant reported a net loss of $97,646 as compared to a net loss of $399,415 for the fiscal year 1998. Basic loss per share has decreased over the interim period from ($0.10) per share at December 31, 1998 to ($0.02) per share on a fully diluted basis.

     General and administrative expenses for the six months ended June 30, 1999 were $97,646 compared to $0 from the fiscal year 1998. The increase in expenses reflects costs associated with salaries, rent, utilities, and normal operating costs incurred in the daily operations of its Internet business.

AMERICAN INTERNET

     Although the Registrant had no revenues from continuing operations in the last two fiscal years, it believes that information regarding the past performance of the operating subsidiary acquired on June 25, 1999 is material to understanding the prospects for the Registrant's future. A summarization of the financial history of American Internet is provided below.

     Current assets at June 30, 1999 were $155,972 compared to $75,758 at December 31, 1998. Net property and equipment were $33,656 and $22,266 at June 30, 1999 and December 31, 1998, respectively. Other assets increased from $114,116 at December 31, 1998 to $1,674,679 at June 30, 1999 chiefly as a result of the goodwill attributable to the purchase on June 25, 1999. Current liabilities at June 30, 1999 were $234,352 compared to $87,732 at December 31, 1998. There was an increase in stockholders' equity from $26,384 at December 31, 1998 to $1,440,327 at June 30, 1999 as a result of the acquisition of American Internet by the Registrant.

     Revenues earned in the first six months of 1999 were $485,618 compared to $784,463 for the previous year ended December 31, 1998. Costs associated with revenues recognized were $145,718 and $137,752 for the periods ended June 30, 1999 and December 31, 1998, respectively. This represents a deterioration in the gross profit percentage of 12.4% over six months (82.4% to 70%). This deterioration along with an increase in operating expenses resulted in an operating loss for the six month period ended June 30, 1998 compared to net income of $144,500 for the previous fiscal period ended December 31, 1998. Operating expenses increased as a percentage of sales from 64% to 83.7% during the first six months of 1999 ($502,211 for the previous full fiscal year versus $406,516 for the abbreviated fiscal period ended June 30, 1999).

     In the early months of American Internet's operations, it seldom encountered direct competition from any source. However, there is increasing evidence of competitive pressures and competition is expected to intensify. Initially, most services to clients were provided by internal personnel, however, that policy has changed to reliance on outsourcing almost all non-sales related functions. That policy resulted in deterioration of quality and customer relations and the Registrant has directed American Internet to resume internal servicing of its accounts.

     In order for American Internet to re-attain profitable operations, management will have to reestablish internal servicing capabilities, diversify the services offered, focus on new challenges and take advantage of new opportunities. Many potential competitors have far greater technical, financial, and marketing resources than American Internet, and such competition may have a material adverse effect on American Internet's operations and profits.

LIQUIDITY AND CAPITAL RESOURCES

     The Registrant had cash on hand in the amount of $79,021 at June 30, 1999 compared to $13,182 at December 31, 1998. Working capital increased from $8,521 at December 31, 1998 to $18,243 at the end of the current period. The working capital increase was related principally to increases in cash and accounts receivable greater than concurrent increases in accrued expenses, billings in excess of costs, and stockholder loans.

     The Registrant and its subsidiary have accumulated a net deficit of over $3,063,431 since their inception in 1964 and 1998, respectively. This gives rise to questions regarding the ability of the Registrant to continue as a going concern. The current six month deficit is $97,646 exclusive of the deficit associated with discontinued operations. Management has implemented significant cost reductions, and is in the process of implementing changes in cash flow policies. With the assistance of Yankees, the Registrant is actively exploring acquisitions of operating companies and related infusions of capital which would materially improve its cash flow, liquidity and profitability, if successfully implemented.

     The Registrant's ability to continue as a going concern is dependent upon its ability to attain a satisfactory level of profitability and to obtain suitable and adequate financing. During the last fiscal year ended December 31, 1998, the Registrant discontinued unprofitable operations. The Registrant has sought to implement cost-saving measures, reduce other operating costs, utilize deposits from customers in connection with firm purchase orders to help finance operating costs and to convert some of its debt to equity in connection with services provided to by consultants. There is no assurance that the Registrant will be successful in these endeavors. The accompanying financial statements do not include any adjustments that might result if the Registrant is unable to continue as a going concern.

         TRENDS, EVENTS OR UNCERTAINTIES AFFECTING LIQUIDITY.

     The Internet industry as a whole is extremely volatile with dramatic changes in both technology and in industry perception being commonplace. As a consequence, while industry growth has been spectacular, values of Internet companies have been subject to extreme fluctuations over very short time periods. Many investors prefer more stable and predictable investments and a number of important analysts feel that the securities of major Internet companies are drastically over valued, when measured by traditional factors such as earnings and profits. The ability of the Registrant to raise capital required for its subsidiaries will depend both on the merits of the investment when analyzed from the specific subsidiaries prospects, as well as on the perception of the Internet industry as a whole

         INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

     During the first nine months of American Internet's operations, it successfully provided for all of its capital requirements from operating income. Since January 1, 1999, that situation has materially deteriorated and currently, American Internet is reliant on capital raised by the Registrant from or with the assistance of Yankees, to fund day to day operations as well as proposed expansion.

     Management of American Internet has informed the Registrant that its financial reversal is based on increased competition and on poor performance by third party contractors used by American Internet to produce and operate web sited for customers generated by American Internet. Prior to 1999, such services were performed internally. In one major occasion, the third party contractor ceased to provide support because of major health problems.

     The Registrant has addressed American Internet's operating problems by assuming control of its accounts payable and accounts receivable responsibilities, materially reducing operating costs and initiating arrangements for material changes in personnel, designed to develop internal servicing capabilities, improve customer relations and increase sales. In the interim, Yankees has arranged for Xcel to make short term loans to American Internet in order to provide capital for the proposed operating improvements and to initiate expansion plans.

     Xcel has also agreed to provide approximately $750,000 in funding through exercise of stock purchase warrants, which will be used by the Registrant to provide expansion capital for other subsidiaries it hopes to acquire during the fourth calendar quarter of 1999. In the event the Registrant's acquisition program is perceived as successful by Xcel, Yankees has advised the Registrant's management that it believes Xcel will assist the Registrant to raise an additional $6,000,000 in capital for further acquisitions or expansion during calendar year 2000. However, no assurances can be provided that the Registrant's acquisition will be successful, that even if its is successful, it will be perceived as successful by Xcel or Yankees, and that even if it is so perceived, the required capital can be obtained.

         MATERIAL COMMITMENTS FOR CAPITAL EXPENDITURES AND SOURCE OF FUNDS

     The Registrant committed to provide American Internet with $350,000 in capital for expansion at the time that American Internet was acquired. It provided $100,000 immediately and since such time has arranged for approximately $100,000 in additional short term funding. The Registrant expects to obtain the required funds from proceeds obtained when Xcel exercises its warrant to purchase 1,000,000 shares of the Registrant's common stock for $750,000.

     The Registrant anticipates that every time it makes a material acquisition, it will be required to provide expansion capital and, in addition to proceeds from exercise of the Xcel warrant, intends to obtain additional capital through a secondary offering of up to $6,000,000 in its securities during the year 2000, with the assistance of Yankees and Xcel. However, no assurances can be provided that such capital will be available.

TRENDS, EVENTS OR UNCERTAINTIES AFFECTING REVENUES AND PROFITS.

     The Internet industry has become much more competitive within the past year and American Internet has experienced a material decrease in income as a result of such competition and the resulting lowering in prices it can charge for its services. In many cases, large corporations are willing to provide web design and hosting services at little or no charge in order to obtain new "captive audience" for advertising purposes. The Registrant expects that this trend will continue and that advertising related operations on the Internet will constitute a material offsetting source of income with which the Registrant and its subsidiaries must become involved. The Registrant does not believe that such trend will impact business web sites to the same degree as it impacts consumer web sites, since business web sites require substantially higher levels of interactivity and greater monitoring detail, as well as much more regular upgrading and changing of information.

YEAR 2000 COMPLIANCE

     The Problem:   The year 2000 issue is the result of computer programs using two digits rather than four to define the  applicable  year.
                    Date-sensitive  software may  recognize a date using "00" as the year 1900 rather than the year 2000.  This could  result in system failures or  miscalculations,  causing disruptions
                    of  operations,   including,   among  others,   a  temporary
                    inability to process  transactions,  send invoices or engage in similar normal business activities. As a holding company, the  Registrant  does not expect to be impacted by year 2000 problems  other  than as a result of the  operations  of its operating subsidiary,  American Internet.  American Internet
                    has   outsourced   almost  all  of  its  non  sales  related
                    operations to unaffiliated third parties, on which it is relying for continuation of services and solutions to year
                    2000  problems.  Although  the  Registrant  intends to cause
                    American Internet to reverse such outsourcing practices, it will wait until after the year 2000 for any material changes in order to avoid Year 2000 issues.

     State of Readiness:

                    In order to address Year 2000 issues, American Internet is evaluating its information and other systems technology to identify and eliminate Year 2000 issues in order to achieve Year 2000 readiness. American Internet has performed a review of its more critical third party systems and has surveyed the publicly available statements issued by vendors of such systems. Most of American Internet's critical third-party providers have made representations to the effect that they are, or will be, Year 2000 compliant. American Internet, however, has not undertaken an in-depth evaluation of its critical or other third-party providers in relation to the Year 2000 issue, and furthermore American Internet has no control over whether its third-party providers are, or will be, Year 2000 compliant.

    Costs: There are no significant historical costs associated with American Internet's Year 2000 readiness efforts and the magnitude of any future costs will depend upon the nature and extent of any problems that are identified. These costs are not expected to exceed $10,000.

     Risks: The failure by American Internet's third party service providers to correct a material Year 2000 problem could result in a complete failure or degradation of the performance of American Internet's network or other systems, including the disruption of operations, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Presently, however, American Internet believes that its most reasonably likely worst case scenario related to the Year 2000 is associated with potential concerns with third-party services or products. Specifically, American Internet is heavily dependent on a significant number of third-party vendors to provide both network services or equipment. A significant Year 2000-related disruption of the network services or equipment provided to American Internet by third-party vendors could cause customers to consider seeking alternate providers or cause an unmanageable burden on customer service and technical support, which in turn could materially and adversely affect American Internet's results of operations, liquidity and financial condition. American Internet is not presently aware of any vendor- related Year 2000 issue that is likely to result in such a disruption. Although there is inherent uncertainty in the Year 2000 issue, American Internet expects that as it progresses with its Year 2000 Plan, the level of uncertainty about the impact of the Year 2000 issue on American Internet will be reduced and American Internet should be better positioned to identify the nature and extent of material risk to American Internet as a result of any Year 2000 disruptions.

     Contingency Plans:

                    American Internet has no contingency plans in the event of Year 2000 problems. Rather, it has outsourced most of its non sales related functions and must rely on the Year 2000 contingency plans of its third party contractor service providers.

     The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. American Internet's expectations about risks, future costs, and the timely completion of its Year 2000 efforts are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that could influence risks, amount of future costs and the effective timing of remediation efforts include American Internet's success in identifying and correcting potential Year 2000 issues and the ability of third parties to appropriately address their Year 2000 issues.

     The inability of business processes to continue to function correctly after the beginning of the Year 2000 could have serious adverse effects on companies and entities throughout the world. American Internet, as an Internet based business highly reliant on computer and communications equipment would be extremely vulnerable to such problem directly, in conjunction with its equipment and programs, and as a result of its reliance on world wide communications systems, including telephone companies, utilities and the Internet, over which it exercises no control. Its clients are also extremely vulnerable to year 2000 based computer problems in conjunction with their relationship to American Internet since its is entirely based on the use of computer systems through third party communication services.

(C)      RISK FACTORS

REGULATORY PROBLEMS & POTENTIAL LEGISLATION

     There have been and continue to be numerous efforts at every level of government to regulate Internet activities, most of which, in the United States, have been limited by first amendment guarantees. That is not true in other countries. In addition, the regulation of commercial communication activities, especially relating to privacy rights, receipt of unsolicited communications and Internet fraud is likely to expand significantly. Immediately prior to American Internet's incorporation, its principals, in their initial Internet venture, conducted a marketing campaign through a third party that resulted in a number of consumer complaints, one law suit, and contacts and comments from various states' regulatory authorities. American Internet, upon its incorporation, immediately established policies designed to avoid such problems in the future; however, no assurances can be provided that, in the future, inadvertent activities by American Internet personnel or by American Internet clients will not subject American Internet to regulatory actions or civil liabilities, or that prior activities by American Internet's founders will not be imputed to American Internet (see "Legal Proceedings" above). In conjunction with the acquisition of American Internet, the Registrant has concluded that the following factors involve risks that may materially affect the acquired operations and consequently, may have a material impact on the Registrant's business and on the value and liquidity of its securities.

RISKS ASSOCIATED WITH THE REGISTRANT

         CAPITAL REQUIREMENTS

     The Registrant's anticipates that it will raise all or a substantial portion of the financing required for American Internet and other unrelated acquisitions through exercise of the Xcel warrant and through a secondary offering of up to $6,000,000 in the Registrant's securities which it expects to undertake during the years 2000. The major portion of the proceeds expected to be derived will not be allocated to American Internet, rather, they will be used to capitalizing future acquisitions of compatible, Internet related businesses. However, there are no assurances that the Registrant will succeed in effecting such secondary offering on favorable terms, if at all, or that the Registrant will be able to raise sufficient capital from such undertaking. Even if the Registrant successfully concludes the proposed secondary offering, there are no assurances that the Registrant will be able to use those proceeds to generate new favorable acquisitions or to materially improve the business and business prospects of any businesses acquired, including American Internet.

         PERSONNEL:

     The Registrant intends to centralize all non operational functions of its subsidiaries at the holding company level in order to maximize efficiency while reducing over all personnel requirements. In addition, after it develops a basic, diversified Internet operating infrastructure through acquisitions, the Registrant intends to recruit cutting edge developers of Internet technology. The identification, recruitment and retention of all such personnel will involve competition from very well capitalized, established competitors. Consequently, no assurances can be provided that the Registrant will succeed in attracting qualified personnel.

         ACQUISITION CANDIDATES

     The Registrant intends to effect all acquisitions solely in exchange for shares of its common stock and to use available capital solely for purposes of expanding the businesses of acquired companies. In order to compete with the many more established businesses interested in acquiring Internet related businesses, the Registrant has adopted a federated management approach designed to provide management of the acquired businesses with substantial independence and potential for retaining a substantial portion of their profits through incentive based employment agreements. No assurances can be provided that worthwhile acquisition candidates will find such plan attractive or that the independence afforded its subsidiaries will not facilitate waste or dishonesty, other that the Registrant's dedication to avoiding waste and dishonesty through vigilant supervision and timely intervention.

RISKS ASSOCIATED WITH AMERICAN INTERNET

         BUSINESS DEVELOPMENT

     American Internet completed its first year of business with an operating profit, however, since January 1, 1999, its business has experienced negative growth as a result of its decision to outsource almost all non sales functions. Its future business prospects are subject to all risks inherent in the establishment of new business enterprises, including the possibility of operating losses. The likelihood of American Internet's success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the commencement and growth of new business operations, the implementation of American Internet's business plan, and the competitive and regulatory environment in which American Internet operates.

         DEPENDENCE ON FUTURE FINANCING

     American Internet anticipates that it will receive an aggregate of at least $350,000 in funding from the Registrant within 90 days after American Internet's audited financial statements are completed, $100,000 of which was provided immediately following closing on the Reorganization Agreement using most of the proceeds of a limited offering of the Registrant's common stock) and an additional $100,000 has been provided since such time, $75,000 of which was provided through the Xcel Loan. American Internet's management advised the Registrant's management that American Internet required at least $350,000 in order to negotiate and conclude certain acquisitions expected to accelerate American Internet's growth and to increase its profitability. If the Registrant is unable to provide the entire $350,000 anticipated by American Internet, it will be required to reconsider its strategic plans and its advertising and marketing strategies, all of which could reduce anticipated growth and profits. The failure by the Registrant to make such funding available would also affect the basis on which calculations for the additional common stock issuable to the former American Internet stockholders will be made.

         ADVERTISING & MARKETING EXPENSES

     American Internet currently has limited advertising and marketing capabilities based almost entirely on internal personnel and resources. Its proposed expansion is expected to rely materially on the use of traditional advertising and marketing professionals to supplement in-house capabilities, which will require material expenditures without guaranteed results. The inability to complete a marketing program due to inadequate capital could result in lowered market perception of American Internet's capabilities and reputation, rather than in increased sales. In addition, results from marketing campaigns conducted by outside marketing professionals that prove less positive than anticipated may result in increased sales but diminished profits or even losses, due to the costs incurred. Like the use of leverage, the risk of capital on marketing activities can accelerate both positive growth or the risk of unaffordable losses.

         PROJECTIONS

     American Internet's proposed expansion is largely based on confidential internal projections predicated primarily on management's expectations to the future performance of American Internet. The projections are based upon certain assumptions concerning the economy and potential growth of the Internet and related industries, which management cannot control, and on anticipated courses of action that American Internet plans to undertake. One of the material assumptions is that American Internet's Internet services will be received favorably in the market, which is based in part upon generation of interest from qualified buyers. While management studies and discussions with potential clients have led to optimistic expectations, there are usually differences between expectations and actual results caused by events and circumstances that do not occur as expected. There can be no assurance that past or current indications of interest from potential clients will result in actual sales or that even if sales are materially increased, they will culminate in increased profits. American Internet's decision to outsource almost all non-sales related functions proved to be a material error.

INDUSTRY RISKS

         RELIANCE UPON PRODUCT ACCEPTANCE

     Management believes that the demand for Internet services will be materially affected by consumers increasing acceptance of the Internet as a transaction option for services such as advertising, marketing, distribution of products, and the dissemination of information. However, there are no assurances that services offered by the Registrant's operating subsidiaries will find acceptance with consumers even if such trends continue. While the conclusions of the Registrant's market research have been favorable, there are no assurances that actual operating results will reach the levels indicated by such research.

         COMPETITION

     The industry in which the Registrant's subsidiaries are expected to operate is highly competitive. Many other companies that provide similar services have substantially greater technical, financial and marketing resources than the Registrant. In some cases, its competitors appear to have been successful in using questionable tactics to win and maintain market share by, among other things, denying competitors access to technology and important segments of the computer, communications and Internet market. Consequently, there can be no assurances that the services of the Registrant's operating subsidiaries will be competitive with service providers using technology developed by the
Registrant's competitors or that the Registrant will be able to penetrate targeted segments of the Internet market, even if its services and technology are competitive with those of alternative providers.

         TECHNOLOGICAL OBSOLESCENCE

     The Internet industry involves two of the most obsolescence sensitive areas of modern business, computers and communications. Changes, especially in computer systems involving both hardware and software seem to appear weekly and require a balance between not permitting equipment and software to become stale and non-competitive, resulting in lost business, and, making premature expenditures on unproven systems. Failure to make the correct decision, at the right time, could materially impair American Internet's business prospects and profitability.

         FOREIGN CURRENCY FLUCTUATIONS

     To the extent that the Registrant's subsidiaries, including American Internet, become involved in the international Internet market and generate foreign clients, the Registrant may be required to accept payments in foreign currencies that are, in some instances, subject to material fluctuations in value, usually negative in nature. In the past, that has been true of business in Brazil, a country currently targeted for expansion. In order to protect against currency fluctuations, the Registrant will have to develop and implement currency hedging expertise and implement currency hedging strategies on an ongoing basis. Currency hedging strategies are not always successful and if not properly executed, can add to losses due to currency devaluation or regional inflation.

         THE INDUSTRY

     The Internet services industry is characterized by the constant emergence of new technologies and markets which displace existing technologies and markets. Such innovation can prove either positive or negative based on the ability of Internet businesses to predict and participate in such changes rather than to be replaced by them. Consumer's tastes and desires fluctuate and are difficult to predict. There are no assurances that businesses acquired or developed by the Registrant, including American Internet, will be able to accurately predict industry trends or to keep pace with industry changes.

         GENERAL ECONOMIC CONDITIONS

     The financial success of the Registrant may be detrimentally affected by a number of factors wholly outside of its control, such as general or special economic conditions, whether or not such changes are generally perceived as negative (e.g., recession, inflation, unemployment and interest rates). Changes can affect the costs of supplies, insurance, transportation, labor and other expenses and will affect the business of the Registrant's subsidiaries, including American Internet, either directly or because they affect the business of their clients. Changes can provide new or improved opportunities but they can also negatively change the financial environment in which the Registrant's subsidiaries and their clients operate. To the extent that changes increase net operating expenses for the Registrant's subsidiaries or their clients without permitting corresponding increases in prices charged, such changes could reduce demands in the marketplace for their services creating losses of business or payment delays creating liquidity problems. While the Registrant's will keep informed concerning economic trends and developments and intends to develop plans for dealing with them, no assurances can be provided that such efforts will succeed in predicting or dealing with uncontrollable economic forces.

ITEM 7    FINANCIAL STATEMENTS

(a)  Index to financial statements and financial statement schedules.

     The auditor's report and audited balance sheet of the Registrant for its years ended June 30, 1999, December 31, 1998, and 1997 and related statements of operations, stockholder's equity, cash flows and notes to financial statements for such years follow in sequentially numbered pages numbered 59 through 74. The page numbers for the financial statement categories are as follows:

AmeriNet Group.com, Inc. financial statements

57    Cover Page
58    Report of  Independent Accountants
59    Report of  Independent Accountants from Bowman & Bowman for 1998
60    Report of  Independent Accountants from Baum & Company for 1997
61    Balance  Sheet
62    Statements  of Operations
63    Statements of  Shareholders' Equity
64    Statement of Cash Flows
65    Notes to Financial Statements

     The auditors report and audited balance sheet of the Registrant for its six months ended June 30, 1999, and related statements of operations, stockholder's equity, cash flows and notes to financial statements for such years follow in sequentially numbered pages numbered 75 through 84. The page numbers for the financial statement categories are as follows:

American Internt Technical Center, Inc. financial statements

75    Cover Page
76    Independent auditor's report
77    Balance sheets
78    Statements of operations
79    Statements of shareholders' equity
80    Statements of cash flows
81    Notes to financial statements

b)   Financial Statements follow

c)   Pro Forma Financial Statements

     The combined balance sheets and statement of income of the Registrant and American Internet for its year ended December 31, 1998, and statement of income for six months ended June 30, 1999, follow in sequentially numbered pages numbered 85 through 88.

(b)  Financial Statements



                    AMERINET GROUP.COM, INC. AND SUBSIDIARY

                       (F/K/A EQUITY GROWTH SYSTEMS, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 1999
                   AND YEARS ENDED DECEMBER 31, 1998 AND 1997

                       DASZKAL BOLTON MANELA DEVLIN & CO.
                          CERTIFIED PUBLIC ACCOUNTANTS
                   A PARTNERSHIP OF PROFESSIONAL ASSOCIATIONS

       2401 N.W. BOCA RATON BOULEVARD, SUITE 100 BOCA RATON, FLORIDA 33431
                   TELEPHONE (561) 367-1040 FAX (561) 750-3236

JEFFREY A. BOLTON, CPA, P.A.                   MEMBER OF THE AMERICAN INSTITUTE
MICHAEL I. DASZKAL, CPA, P.A.                 OF  CERTIFIED  PUBLIC  ACCOUNTANTS

ROBERT A. MANELA, CPA, P.A.
TIMOTHY R. DEVLIN. CPA, P.A.
MICHAEL S. KRIDEL, CPA, P.A.

                          INDEPENDENT AUDITOR'S REPORT

To The Board of Directors and Stockholders
AmeriNet Group.com, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of AmeriNet Group.com, Inc. (f/k/a Equity Growth Systems, Inc.), and subsidiary as of June 30, 1999, and the related statement of operations, changes in stockholders' equity and cash flows for the six months ended June 30, 1999. These financial statements are the responsibility of the management of AmeriNet Group.com, Inc., and subsidiary. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriNet Group.com, Inc., and subsidiary as of June 30, 1999, and the results of its operations and its cash flows for the six months ended June 30, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 22 to the financial statements, the Company has suffered recurring losses from operations and has negative cash flow from operations that together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 22. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Daszkal Bolton Manela Devlin & Co.

Boca Raton, Florida
October 5, 1999

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

May 4, 1998
Coral Springs, Florida

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1999 AND DECEMBER 31, 1998



                                     ASSETS

                                                                 1999                1998
CURRENT ASSETS:

     Cash                                                        $ 79,021            $13,182
     Accounts Receivable, net                                      76,662                 -
                                                                 ------------        ------------
     Total Current assets                                         155,683             13,182
     Property and equipment, net                                   33,656                  -


OTHER ASSETS:

     Goodwill, net                                                1,470,559                 -
     Deposits                                                        14,492                 -
                                                                 --------------      -----------
     Total other Assets                                           1,485,051                 -
                                                                 --------------      -----------
TOTAL ASSETS                                                     $1,674,390           $13,182
                                                                 ==============      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

        Accounts payable                                         $   10,648          $   4,661
        Accrued expenses                                             16,901                  -
        Billings in excess of costs and estimated
          earnings on uncompleted contracts                          80,558                  -
        Loans payable-Stockholders                                   29,333                  -
                                                                 --------------      ------------
TOTAL CURRENT LIABILITIES                                           137,440              4,661
                                                                 --------------      ------------
SHAREHOLDERS' EQUITY

          Preferred stock, no par value, 5,000,000 shares
          authorized, -0- issued and outstanding                          -                   -
          Common  stock, $.01 par value, 20,000,000 shares
          authorized; 8,094,884 and 5,991,148 shares issued
          and outstanding in 1999 and 1998, respectively             80,948               59,991
          Additional paid in capital                              4,519,433            2,914,395
          Accumulated deficit prior to December 31, 1998         (2,965,785)          (2,965,785)
          Accumulated deficit from inception of
          development stage on December 31, 1998                    (97,646)                   -
                                                                 -------------       -------------
          Total Stockholders' equity                              1,536,950                8,521
                                                                 -------------       -------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                         $1,674,390          $    13,182
                                                                 =============       =============

                 See accompanying notes to financial statements

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1999
                   AND YEAR ENDED DECEMBER 31, 1998 AND 1997

                                                  1999                1998           1997

Revenues earned                                   $       -           $        -     $      -
General and administrative expenses                  97,646                    -            -
Loss from Operations                                (97,646)                   -            -
Provision for income taxes                                -                    -            -
Loss from discontinued operations                         -            (399,415)       (74,043)
Net loss                                          $ (97,646)          $(399,415)     $ (74,043)
                                                  ============        ==========     ==========
Basic loss per share                              $   (0.02)          $   (0.10)     $    (0.02)
Weighted average shared outstanding                6,091,566           4,174,778       3,807,814
                                                  ============        ==========     ===========
Fully diluted loss per share                      $   (0.02)          $   (0.10)     $    (0.02)
Fully diluted average shares outstanding           6,091,566           4,222,191       3,807,814
                                                  ============        ==========     ===========

                 See accompanying notes to financial statements

                    AMERINET GROUP.COM, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    SIX MONTHS ENDED JUNE 30, 1999 AND YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                                    Accumulated
                                                                      Additional                    Deficit
                                        No. of         Common         Paid-in        Accumulated    Development
                                        Shares         Stock          Capital        Deficit        Stage          Total


Balances, December 31, 1996             3,771,148      $  37,711      $2,892,195     $(2,492,327)   $       -      $  437,579
Common Stock Issued for services           55,000            550             550               -            -           1,100
Net loss, December 31, 1997                     -              -               -         (74,043)           -         (74,043)
                                        ---------      ---------      ----------     ------------   -----------    -----------
Balances, December 31, 1997             3,826,148         38,261       2,892,745      (2,566,370)           -          364,636
Common stock issued for services          415,000          4,150           4,150               -            -            8,300
Common stock issued for cash            1,750,000         17,500          17,500               -            -           35,000
Net loss, December 31, 1998                     -              -               -        (399,415)           -         (399,415)
                                        ---------      ---------      ----------     -------------  ------------   ------------
Balances, December 31, 1998             5,991,148         59,911       2,914,395      (2,965,785)           -            8,521
Common stock issued for services          247,000          2,470          45,780               -            -           48,250
Common stock issued for cash              220,000          2,200          97,800               -            -          100,000
Common stock issued for acquisition     1,636,736         16,367       1,423,960               -            -        1,440,327
Stock options outstanding                       -              -          37,498               -            -           37,498
Net loss, June 30, 1999                         -              -               -               -        (97,646)       (97,646)
                                        ---------      ---------      ----------     ------------   -------------  ------------
Balances, June 30, 1999                 8,094,884      $  80,948      $4,519,433     $(2,965,785)   $   (97,646)   $ 1,536,950


                 See accompanying notes to financial statements

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    SIX MONTHS ENDED JUNE 30, 1999 AND YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                  1999                1998                1997
Cash flows from operating activities:
     Net (loss)                                   $(97,646)           $(399,415)          $ (74,043)

     Adjustments to reconcile net income
     to net cash used by operating activities:

     Loss on non-collectible financial
           instruments                                   -                     -            144,440
     Stock options granted to consultant            37,498                     -                  -
     Common stock issued for services               48,250                 8,300              1,100

     Changes in operating assets and liabilities, net of effect from acquisitios:

     (Increase) decrease in:
          Other receivables                              -                98,590             (98,580)

     Increase (decrease) in:
          Accounts Payable                          (1,573)                (349)              (7,900)
          Cash overdraft                                 -                   (4)                   4
                                                  -----------         ----------          ------------
Net cash used by operations                         (13,471)           (292,878)              (35,069)

Cash flows from investing activities:
     Cash overdraft acquired in acquisitions         (20,690)                  -                    -
                                                  -----------         ----------          ------------
Cash flows from financial activities:
     Common stock issued for cash                    100,000              35,000                    -
     Decrease (increase) in mortgage
          and notes receivable                             -           1,570,888              339,544
     Increase (Decrease) in mortgage
          and notes payable                                -         (1,299,828)             (305,437)
                                                  -----------        -----------          ------------
Net cash provided by financial activities            100,000             306,060                34,107

Net increase in cash                                  65,839              13,182                 (962)

Cash at beginning of year                             13,182                   -                  962
                                                  -----------         ----------          -------------

Cash at end of year                               $   79,021          $   13,182          $         -
                                                  ===========         ==========          =============


                 See accompanying notes to financial statements

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The AmeriNet Group.com, Inc., formerly known as Equity Growth Systems, Inc. (the "Company") was organized under the laws of the State of Delaware on December 8, 1964. The principal business of the Company was structuring and marketing of mortgaged backed securities as well as the acquisition of select commercial real estate for its own account. Effective December 31, 1998, the Company discontinued the mortgage business and was reclassified as a development stage company. The purpose of the development stage company was to acquire other operating companies.

On June 25, 1999, the Company acquired all of the outstanding common stock of American Internet Technical Centers ("AITC"). AITC is a Florida corporation, established on April 15, 1998, to design and host websites and to provide e-commerce programs, marketing and other Internet services. Hosting services, including search engine registrations, are typically six-month to one-year contracts.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all cash and other demand deposits to be cash and cash equivalents. As of June 30, 1999, and December 31, 1998 and 1997, the Company had no cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are being depreciated using the straight-line method over the estimated useful lives of five to seven years.

REVENUE AND COST RECOGNITION

Revenues from long-term contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract (i.e., cost-to-cost method). This method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is possible that the estimates used will change within the near term. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as subcontractors, equipment rental, supplies, and certain general administrative expenses are charged to expense. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

The  liability,   "Billings  in  excess  of  costs  and  estimated  earnings  on uncompleted contracts," represents billings in excess of revenues recognized.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of AmeriNet Group.com, Inc. and its wholly owned subsidiary, American Internet Technical Center, Inc., at June 30, 1999. All intercompany accounts and transactions have been eliminated in consolidation.

The financial statements as presented, reflect AmeriNet Group.com, Inc., for the six months ended June 30, 1999, and AITC from the date of acquisition, for accounting purposes, June 30, 1999.

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING

Advertising costs are expensed when incurred. The advertising cost incurred for the period ended June 30, 1999, was $792.

BASIS LOSS PER SHARES

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year.

DILUTED LOSS PER SHARES

Fully diluted loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the shares that would be outstanding if all stock options were exercised.

NOTE 3 - ACQUISITION

On June 25, 1999, the Company acquired all of the outstanding common stock of AITC, for accounting purposes the transaction was effective June 30, 1999. As initial consideration, the Company issued an aggregate of 2,236,736 shares of common stock to the stockholders of AITC. These initial shares were reduced by 750,000 shares to an aggregate of 1,486,736 shares. The stockholders of AITC sold 250,000 shares of common stock to Yankee in consideration for $25,000. The shareholders subsequently contributed the $25,000 to the Company. Under the terms of the earn out provisions of the acquisition agreement, the Company will issue shares of common stock over a six-year period beginning June 30, 2000, contingent upon the operating performance of AITC. The maximum number of shares that could be issued under this agreement is 5,250,000 shares. Such amounts will be accounted for as purchase price adjustments.

The acquisition was recorded using the purchase method of accounting. The results of operations since the date of acquisition, June 30, 1999, for accounting purposes, will be included in the consolidated statements of operations beginning July 1, 1999. Goodwill of $1,470,559 was recorded in this transaction and is being amortized over 15 years using the straight-line method.

The following summarizes the fair value of the assets acquired and liabilities assumed:

     Cash                                    $(20,690)
     Accounts receivable                       76,661
     Property and equipment                    33,656
     Deposits                                  14,492
     Accounts payable                          (7,560)
     Accured expenses                         (16,901)
     Loan payable-stockholder                 (29,333)
     Billings in excess of cost and estimated
      earnings on uncompleted contracts        (80,558)
                                             -----------
     Net Assets                              $ (30,233)

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - AMORTIZATION OF GOODWILL

Goodwill represents the amount by which the purchase price of businesses acquired exceeds the fair market value of the net assets acquired under the purchase method of accounting.

The excess of the fair value of the net assets of AITC acquired was $1,470,559 and was recorded as goodwill. Goodwill is being amortized on a straight-line method over 15 years. The accumulated amortization of the excess fair value of net assets of the Company acquired over cost is $-0- at for the six months ended June 30, 1999, and the years ended December 31, 1998 and 1997.

NOTE 5 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded net of an allowance for doubtful accounts of $57,160 and $-0- and $-0- at June 30, 1999, and December 31, 1998 and 1997,
respectively.


NOTE 6 - CONSULTING AGREEMENT

In September 1998, the Company entered into a consulting arrangement with Yankee Companies, Inc., ("Yankee") for services relating to reorganization, mergers, acquisitions and other strategic corporate development, which was formalized in a written agreement dated November 24, 1998. As compensation Yankee was granted an option to purchase up to 10% of the outstanding and reserved common stock for a maximum of $60,000.

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

If the option had been exercised on June 30, 1999, the Company would have issued approximately 809,488 shares under this agreement for $60,000, approximately $0.07 per share. Assuming that the Company's authorized capitalization remains 20,000,000 shares of common stock, the maximum number of shares issuable under the terms of this agreement will be 2,000,000 shares for $60,000 or $0.03 per share. Had the options been exercised at the 50% discount the 809,488 shares would have been issued for $30,000 ($0.04 per share) and the 2,000,000 would have been issued for $30,000 ($0.02 per share).

In addition to the stock options, Yankee is entitled the following compensation:

(1) In the event that Yankee arranges or provides funding for the Company on terms more beneficial than those reflected in Company's current principal financing agreements, Yankee will be entitled, at its election, to either:

          (a)  A fee equal to 25% of such savings, on a continuing basis; or

          (b) If equity funding is provided through Yankee, a discount of 10% from the bid price for the equity securities, if they are issued as free trading securities, or, a discount of 50% from the bid price for the equity securities, if they are issued as restricted securities.

(2) In the event that Yankee generates business for the Company, then Yankee shall be entitled to a commission equal to 10% of the gross income derived by the Company, on a continuing basis.

(3) In the event that Yankee arranges for an acquisition by the Company, then Yankee shall be entitled to compensation equal to 10% of the compensation paid.

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - CONSULTING AGREEMENT, CONTINUED

(4) In addition to all other compensation reflected in the agreement, the Company shall, after one year following execution of this agreement, pay to Yankee the sum of $5,000 per month, throughout the balance of this agreement or any renewals.

NOTE 7 - RESCISSION SETTLEMENT AGREEMENT

GRANVILLE-SMITH JR. RESCISSION SETTLEMENT AGREEMENT

On March 22, 1999, the Company's former president, Edward Granville-Smith, rescinded by agreement, all employment, consulting and creditor agreements and the following transactions described in previous reports on 10-KSB by the Company and on previous filings with the Securities and Exchange Commission as follows:

"During March of 1995, the Company's Board of Directors elected Edward Granville-Smith, then president of KSG (then operating as EGSI), to the Company's Board of Directors, after which, all directors other than Mr. Granville-Smith resigned. Mr. Granville-Smith, as the sole director, elected himself as president, chief executive officer and chairman of the Company's Board of Directors. Thereafter, Mr. Granville-Smith, as the sole stockholder, officer and director of Milpitas Investors, Inc., a Delaware corporation ("Milpitas"), caused Milpitas to assign interests of four leases involving five separate leased parcels of real estate (one lease covers two parcels, four promissory notes secured by mortgages on real estate leased to third parties in each case subject to mortgages to third parties, and four demand notes with an aggregate original principal balance of approximately $160,000, to the Company in exchange for 1,616,000 shares of the Company's common stock. The demand notes are subject to an arrangement with Mr. Jerry C. Spellman (which the Company has agreed to honor) whereby payments thereon are used to repay a $100,000 loan by Mr. Spellman to a former holder. Milpitas thereafter distributed such stock to Granville-Smith Trust, which thereafter transferred to K. Walker, Ltd., a Bahamian corporation (affiliated with Mr. Granville-Smith) and Bolina Trading Registrant, a Panamanian corporation and/or the WEFT Trust, (affiliated with Jerry C. Spellman)."

SPELLMAN GENERAL RELEASE

On March 22, 1999, Mr. Jerry C. Spellman, on his own behalf and on behalf of Bolina Trading Registrant, S.A., a Panamanian Corporation, also known as Bolina Trading Registrant, a Panamanian Corporation, and Bolina Trading Corporation, and the WEFT Trust signed and executed for the protection of the Company a general release.

NOTE 8 - LOSS FROM DISCONTINUED OPERATIONS

On March 22, 1999, the Company entered into an agreement that resulted in the discontinued operations of the mortgage finance business. The following is a summary of income (loss) from operations of the discontinued mortgage finance business.

                                                  1999      1998      1997
Revenue of discontinued operations           $       -    $162,395    $214,001
Expenses of discontinued operations                  -     184,535     288,044

Loss from operations of discontinued operations      -     (22,140)    (74,043)

Loss on disposal of discontinued operations          -     (377,275)         -

Loss from discontinued operations            $       -    $(399,415)  $(74,043)

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS


NOTE 9 - STOCKHOLDERS' EQUITY

During the six months ended June 30, 1999, the Company issued its common stock for cash and in exchange for services as follows:

(a) On May 25, 1999, 200,000 shares of common stock were issued for services. This transaction resulted in $36,500 of professional fees expense, which was included in the statement of operations.

(b) On May 25, 1999, the Company issued 47,000 shares of common stock to current and former officers and directors of the Company in order to discharge all agreements and receive a general release in favor of the Company. This transaction resulted in $11,750 of professional fees that was included in the statement of operations.

(c) On June 25, 1999, as a result of the merger, the Company issued 1,486,736 shares of common stock to the shareholders of AITC. Additionally, 150,000 shares of common stock were issued to Yankee as compensation for the acquisition.

(d) The Company issued 220,000 shares of common stock for cash during the six months ended June 30, 1999. The total amount obtained from the issuance was $100,000.

During the year ended December 31, 1998 the Company issued its common stock for cash and in exchange for services as follows:

(a) On March 26, 1998, 20,000 shares of common stock were issued at $.02 per share for services.

(b) On September 9, 1998, 50,000 shares of common stock were issued at $.02 per share for services.

(c) On December 9, 1998, 75,000 shares of common stock were issued at $.02 per share for services and 1,750,000 shares were issued at $.02 per share for cash. During 1997 the Company also issued stock options for 200,000 shares to the president of the corporation. The options are exercisable at $.02 per share and accordingly no compensation expense has been recorded or will be incurred with the issuance.

(d) In September 1998, the Company entered into a consulting arrangement for services relating to reorganization, mergers, acquisitions and other strategic corporate development, which was formalized in a written agreement dated November 25, 1998. As compensation the consultant was granted an option to purchase up to 10% of the outstanding and reserved common stock for a maximum of $60,000 (See
          Note 6).

NOTE 10 - COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The following schedule presents the status of costs and estimated earnings on uncompleted contracts at June 30, 1999, and at December 31, 1998 and 1997:

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 10, COST AND ESTIMATED EARNINGS ON UNCOMPLETED  CONTRACTS, CONTINUED
                                                       1999      1998      1997
Costs incurred on uncompleted contracts                $  5,682  $     -   $   -
Estimated earnings                                        5,743        -       -
     Total                                               11,425        -       -
Less; billings to date                                  (91,983)       -       -

     Total                                             $(80,558) $     -       -

Included in accompanying balance sheet under the
following captions:
Costs and estimated earnings in excess of billings on
     uncompleted contracts                             $      -  $     -   $   -
Billings in excess of cost and estimated earnings on
     uncompleted contracts                              (80,558)       -       -
Total                                                  $(80,558) $     -   $   -

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts receivable, accounts payable and loans to stockholders approximates fair value because of their short maturities.

NOTE 12 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 1999 and December 31, 1998 and 1997:

                                                  1999           1998      1997
     Machinery and equipment                      $33,656      $     -   $   -
     Less: accumulated depreciation                     -            -       -

     Property and equipment, net                  $33,656      $     -   $   -

Depreciation expense for the period ended June 30, 1999 and the years ended December 31, 1998, and 1997 was $0.

NOTE 13 - OPERATING LEASES

The Company leases its AITC facility in Florida under an operating lease with no fixed term.

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS



NOTE 14 - SUPPLEMENTAL COST FLOW INFORMATION

Supplemental cash flow information:

                                             1999           1998           1997
Cash paid for interest                  $       -      $127,257       $ 99,602
Cash paid for income tax                $       -      $      -       $      -

Non cash investing and financing activities:

Issuance of common stock for
     acquisition                         1,636,736            -              -
Stock issued in settlement of
     liabilities and agreements            247,000            -              -


NOTE 15 - RELATED PARTY TRANSACTIONS

At June 30, 1999, the Company had an outstanding payable to the former shareholders of AITC in the amount of $29,333.

During the development stage ending June 25, 1999, the Company's corporate offices and certain management services were provided by two of the Company's shareholder/directors at no cost to the Company.

On February 18, 1999, the Company issued 150,000 shares of its common stock in consideration for the cancellation of $24,000 of legal and advisory services provided by a shareholder and Vice President of Yankee.

NOTE 16 - LEGAL MATTERS

The Company is currently not a party to any material legal proceedings. Although the Company is not a party to the following proceedings directly, they involve real estate located in Kansas and Tennessee in which the Company had an interest.

A) On October 20, 1997, the various parties entered into a wrap around mortgage transaction with the Company and the current tenant agreed to settle, but certain parties reserved claims against each other. The settlement calls for a payment from the current tenant of $150,000 in exchange for a transfer of a clear and free title of the underlying real estate. The mortgage holder, Fleet National Bank, received $52,000 with the balance to be held in escrow between the other parties. The Company held the position that the ultimate disbursement of the substantial portion of these escrowed funds should be earmarked for the reduction of the wrap around mortgage and promissory note receivable. Therefore the Company set up an escrow receivable for $98,000 ($150,000 less $52,000). The escrow receivable was determined to be uncollectable and was expensed in the loss from discontinued operations during the year ended December 31, 1998. As a result of the divestiture of the assets involved, during March 1999, the Company's management has determined that such litigation will not have any materially adverse consequences.

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS


B) The Company was also in default of the mortgage on property located in Memphis, Tennessee because it could not satisfy the balloon payment, in the original amount of $193,580, which was due on December 31, 1996. The mortgage holder (Lutheran Brotherhood) has refused to renegotiate or extend the term of the mortgage and would not accept any further payments from the lessor of other underlying lease, other than the one made in December, 1996, which was based upon the old repayment schedule's terms. Through August, 1997, the Company had received funds from Sun West N.O.P., the lessor on the underlying lease, which represented the monthly rent payments made on such lease ($4,609) by the tenant of the Memphis Property. Because the mortgage holder could not accept any amortization  payments  on their  matured  loan  from Sun West
                  N.O.P., the Company was using such proceeds to reduce the related wrap mortgage receivable. (In August of 1997, the mortgage holder foreclosed on the mortgage payable, which resulted in a foreclosure sale of the Memphis property. As a result of these events of foreclosure, the Company wrote off the balance on the mortgage payable and the related wrap mortgage receivable ($51,772) and promissory note receivable ($93,686) at December 31, 1996. As a result of the divestiture of the assets involved, during March 1999, the Company's management has determined that such litigation will not have any materially adverse consequences.

C) IMPROPER ISSUANCES OF STOCK PURSUANT TO RULE 504. To date, principals and affiliates of the Registrant's transfer agent and William J. Riley, Esquire, have failed to comply with the Registrant's demand that the subject shares be legended and restricted as having been issued as unregistered securities under Section 4(2) of the Securities Act.
                  Carrington Capital Corp., a Florida corporation ("Carrington), has returned its shares for re-legending, fully complying with the Registrant's demand. The Registrant believes that its transfer agent and Mr. Riley have violated
                  Section 5 of the Securities Act and continue to do so, and that the Commission may at some point take action against them. In addition, it spears that Edward Granville-Smith, Jr., at the time the Registrant's sole director, also have violated Section 5 of the Securities Act by authorizing the issuance of securities to Mr. Riley and Carrington (but not to its transfer agent) in reliance on Commission Rule 504, apparently based on Mr. Riley's legal advice. The Registrant does not believe that the Commission will initiate any action against it as a result of such violations, as, since the replacement of Mr. Granville-Smith, it has aggressively taken all steps available to it to correct such actions.

D)                CERTAIN STOCK  TRANSFERS FOR INADEQUATE OR  NON-CONSIDERATION.
                  The Registrant's legal counsel has contacted each party involved and demanded either payment for the subject shares or their return. No response has been provided by any of the holders and the Registrant's transfer agent has been instructed not to transfer any of the securities in question as the holding period under Commission Rule 144 cannot have started for any of such holders in the absence of full payment. The Registrant has furthermore elected not to accept payment for such shares in the future at an amount less than their market price on the date payment is tendered.

NOTE 17 - CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of trade receivables. The Company officers have attempted to minimize this risk by monitoring the companies for whom they provided credit.

NOTE 18 - SIGNIFICANT VENDOR

During 1999, AITC subcontracted the production of its websites to an unrelated party. This unrelated party provides 100% of the website development.

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS


NOTE 19 - INCOME TAXES

The significant components of deferred income tax expense benefit for the six months ended June 30, 1999 and the years ended December 31, 1998 and 1997, arising from net operating losses are as follows:

                                             1999           1998           1997

Deferred tax asset:
     Tax benefit of net operation loss       $  194,175     $ 160,976   $25,175
     Less: valuation allaowance                (194,175)     (160,976)  (25,175)
Deferred tax asset                           $        -     $       -   $     -

The Company has operating loss carryforwards of approximately $570,000. The operating loss carryforwards will expire beginning in 2012.

NOTE 20 - STOCK OPTIONS

At June 30, 1999, the Company has granted 1,009,488 stock options to certain employees and consultants at an average exercise price of $0.07 per share.

The Company has elected to account for the stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized on the employee stock options. The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting For Stock-Based Compensation". The Company recognized $37,498 in compensation expense for the six months ended June 30, 1999, and $-0- for the years ended December 31, 1998 and 1997.

Had compensation expense for the employee stock option been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation", the Company's net loss at June 30, 1999 would have been increased by approximately $-0-, and approximately $16,000 at December 31, 1998.

The fair value of each option is estimated on the date of grant using the fair market option pricing model with the assumption:

                  Risk-free interest rate                     5.5%
                  Expected life (years)                       3
                  Expected volatility                         9.516
                  Expected dividends                          None

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS


NOTE 20 - STOCK OPTIONS (CONTINUED)

A summary of option transactions during the six months ended June 30, 1999 is shown below:

                                        Number         Weighted-Average
                                        of Shares      Exercise Price

Outstanding at December 31, 1998        $  786,615     $ 0.10
Granted                                    222,873     $ 0.07
Exercised                                        -
Forfeited                                        -
Outstanding at June 30, 1998             1,009,488

Exercisable at June 30, 1999             1,009,488

Available for issuamce at June 30, 1999  11,905,116

NOTE 21 - SUBSEQUENT EVENTS

On April 26, 1999, AITC was acquired by Ascot Industries, Inc., a Nevada corporation ("Ascot"), in a stock exchange agreement. Ascot exchanged 90% of its common stock for all the common shares of AITC. On July 9, 1999, this agreement was rescinded and control of Ascot was re-acquired by AmeriNet Group.com, Inc., as the successor in interest to the original stockholder.

On September 8, 1999, Xcel Associates, Inc. ("Xcel") purchased a warrant for $10,000, to purchase up to 1,000,000 shares of the Company's common stock at $0.75 per share.

On September 27, 1999, Xcel loaned AITC $75,000; the note is due on December 31, 1999. In lieu of interest, Xcel will receive 15,000 shares of the Company's common stock. Yankee has pledged 35,000 shares of its common stock as collateral, and the Company has agreed to indemnify Yankee in the event that Xcel retains the collateral for non-payment of the note by AITC.

In August 1999 the Company adopted a non-qualified stock option and stock incentive plan. The Company has reserved 1,000,000 shares of common stock upon the exercise of options granted to employees of the Company.

NOTE 22 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the organization will continue as a going concern. As discussed below, the organization has negative cash flows from operations and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                    AMERICAN INTERNET TECHNICAL CENTER, INC.

             (A WHOLLY-OWNED SUBSIDIARY OF AMERINET GROUP.COM, INC.)

                              FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 1999

                      DASZKAL, BOLTON, MANELA, DEVLIN & CO.
                          CERTIFIED PUBLIC ACCOUNTANTS
                   A PARTNERSHIP OF PROFESSIONAL ASSOCIATIONS

       2401 N.W. BOCA RATON BOULEVARD, SUITE 100 BOCA RATON, FLORIDA 33431
                   TELEPHONE (561) 367-1040 FAX (561) 750-3236

JEFFREY A. BOLTON, CPA, P.A.                   MEMBER OF THE AMERICAN INSTITUTE
MICHAEL I. DASZKAL, CPA, P.A.                 OF  CERTIFIED  PUBLIC  ACCOUNTANTS

ROBERT A. MANELA, CPA, P.A.
TIMOTHY R. DEVLIN. CPA, P.A.
MICHAEL S. KRIDEL, CPA, P.A.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
American Internet Technical Center, Inc.

We have audited the accompanying balance sheet of American Internet Technical Center, Inc.(a wholly-owned subsidiary of AmeriNet Group.Com, Inc.) as of June 30, 1999, and the related statement of operations, changes in stockholders' equity and cash flows for the six months ended June 30, 1999. These financial statements are the responsibility of the management of American Internet Technical Center, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Internet Technical Center, Inc. as of June 30, 1999, and the results of the operations and its cash for the six months ended June 30, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations and has negative cash flow from operations that together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Daszkal, Bolton, Manela, Devlin & Co., CPAs

Boca Raton, Florida
October 5, 1999

                    AMERICAN INTERNET TECHNICAL CENTER, INC.
                                 BALANCE SHEETS
                                  JUNE 30, 1999



                                     ASSETS

Current assets:

     Cash                                                        $ 79,310
     Accounts Receivable, net                                      76,663
                                                                 ----------
     Total Current assets                                         155,973
                                                                 ----------
     Property and equipment, net                                   33,656
                                                                 ----------
Other assets:

     Goodwill, net                                                1,470,559
     Deposits                                                        14,492
                                                                 --------------
     Total other Assets                                           1,485,051
                                                                 --------------
Total assets:                                                    $1,674,680
                                                                 ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

        Accounts payable                                         $    7,560
        Accrued expenses                                             16,901
        Billings in excess of costs and estimated
          earnings on uncompleted contracts                          80,558
        Loan payable-stockholders                                    29,333
        Loan payable-AmeriNet Group                                 100,000
                                                                 --------------

Total current liabilities                                           234,352
                                                                  ------------
Shareholders' equity

          Common Stock, $.001 par value, 20,000,000 shares
          authorized, 551,333 shares issued and outstanding             551
          Additional paid in capital                              1,439,777
          Retained earnings                                               -
                                                                 -------------
           Total Stockholders' equity                             1,440,328
                                                                 -------------

Total liabilities and stockholders' equity                        $1,674,680
                                                                 =============

                 See accompanying notes to financial statements

                     AMERICAN INTERNET TECHNICAL CENTER, INC.
                             STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1999



Revenues earned                                   $ 485,618

Cost of revenues earned                             145,718
                                                  -----------
     Gross profit                                   339,900

Operating Expenses:
     Selling expenses                               163,702
     Bad debt expense                                 6,717
     General and administrative expenses            236,097
                                                  -----------
          Total operating expenses                $ 406,516
                                                  -----------
Net Loss                                          $ (66,616)
                                                  ===========

                 See accompanying notes to financial statements

                    AMERICAN INTERNET TECHNICAL CENTER, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999




                                                                      Additional
                                        No. of         Common         Paid-in        Retained
                                        Shares         Stock          Capital        Earnings       Total


Balances, January 1, 1999                     200      $     200      $        -      $   26,184   $   26,384
2666.66 for one stock split               533,133            333           (333)               -            -
                                        ---------      ---------      ----------     ------------   -----------
Balance, January 1, 1999                  533,333            533           (333)          26,184       26,384

Issuance of common stock for cash, net
  of issuance costs                        18,000             18           9,982               -       10,000
Investment by Parent                            -              -       1,430,128          40,432     1,470,560

Net loss, June 30                               -              -               -         (66,616)      (66,616)
                                        ---------      ---------      ----------     ------------   -------------
Balance, June 30, 1999                    551,333      $     551      $1,439,777     $         -   $ 1,440,328


                 See accompanying notes to financial statements

                    AMERICAN INTERNET TECHNICAL CENTER, INC.
                             STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1999


Cash flows from operating activities:
     Net (loss)                                   $(66,616)

     Adjustments to reconcile net income
     to net cash used by operating activities:
          Depreciation and amoritization              3,125
          Bad debts expenses                         11,228
     (Increase) decrease in:
          Accounts receivables                     (18,987)
          Prepaid expenses                            3,161
          Deposits                                    1,600
     Increase (decrease) in:
          Accounts payable                          (21,181)
          Accured expenses                            8,795
          Billings in excess of costs and estimated
          earnings on uncompleted contracts          39,006
                                                  ------------
Net cash (used) by operating activities             (39,869)

Cash flows used by investing activities:
     Purchase of property and equipment             (14,515)
                                                  ------------
Cash flows from financing activities:
     Issuance of common stock, net of issuance cost   10,000
     Loans from stockholders                          20,000
     Loan from AmeriNet Group.com, Inc.              100,000
                                                 ------------
Net cash provided by financing activities            130,000

Net increase in cash                                  75,616

Cash at beginning of year                              3,694
                                                  -----------

Cash at end of year                               $   79,310
                                                  ===========
Additional cash payment information:
     Interest paid                                $        -
     Income taxes                                 $        -


                 See accompanying notes to financial statements

                    AMERICAN INTERNET TECHNICAL CENTER, INC.

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

American Internet Technical Center, Inc. (the "Company"), a Florida corporation, was established on April 15, 1998, to design and host websites and provide e-commerce programs, marketing and other Internet services. Hosting services, including search engine registrations, are typically six month or one year contracts.

The company is a wholly-owned  subsidiary of AmeriNet Group.Com,  Inc. (see Note
14).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all cash and other demand deposits to be cash and cash equivalents. As of June 30, 1999, the Company had no cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are being depreciated using the straight-line method over the estimated useful lives of five to seven years.

REVENUE AND COST RECOGNITION

Revenues from long-term contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract (i.e., cost-to-cost method). This method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating cost, it is possible that the estimates used will change within the near term. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as subcontractors, equipment rental, and supplies and, certain general administrative expenses are charged to expense. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. .

The  liability,   "Billings  in  excess  of  costs  and  estimated  earnings  on uncompleted contracts," represents billings in excess of revenues recognized.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

ADVERTISING

Advertising costs are expensed when incurred. The advertising cost incurred for the six months ended June 30, 1999 was $12,125.

                    AMERICAN INTERNET TECHNICAL CENTER, INC.

                          NOTES TO FINANCIAL STATEMENTS



NOTE 3 - COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The following schedule presents the status of costs and estimated earnings on uncompleted contracts at June 30, 1999.


Costs incurred on uncompleted contracts                $  5,682
Estimated earnings                                        5,743
     Total                                               11,425
Less; billings to date                                  (91,983)

     Total                                             $(80,558)

Included in accompanying balance sheet under the
following captions:
Costs and estimated earnings in excess of billings on
     uncompleted contracts                             $      -
Billings in excess of cost and estimated earnings on
     uncompleted contracts                              (80,558)
Total                                                  $(80,558)

NOTE 4 - AMORTIZATION OF GOODWILL

Goodwill represents the amount by which the purchase price of business acquired exceeds the fair market value of the net assets acquired under the purchase method of accounting.

The excess of the fair value of the net assets of AITC acquired was $1,470,559, and was recorded as goodwill. Goodwill is being amortized on a straight-line method over 15 years. The accumulated amortization of the excess fair value of net assets of the Company acquired over cost is $-0- at the six months ended June 30, 1999.

NOTE 5 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded net of an allowance for doubtful accounts of $57,160 at June 30, 1999.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts receivable, accounts payable and loans to stockholders approximates fair value because of their short maturities.

                    AMERICAN INTERNET TECHNICAL CENTER, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - RELATED PARTY TRANSACTIONS

At June 30, 1999, the Company had an outstanding payable to the stockholders in the amount of $29,333. The transactions involving the stockholders/officers are summarized below:

     Balance at December 31, 1998                 $  9,333
     Advances from stockholders                     20,000

     Balance at June 30, 1999                     $ 29,333


NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 1999:

     Machinery and equipment                      $34,597
     Furniture and fixtures                         6,114

     Total property and equipment                 $40,711
     Less: accumulated depreciation                (7,055)

     Property and equipment, net                  $33,656


Depreciation expense for the six months ended June 30, 1999, was $3,125.

NOTE 9 - OPERATING LEASES

The Company leases its facilities in Florida under an operating lease with no fixed term. Total lease expense for the six months ended June 30, 1999 was $11,934.

NOTE 10 - CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of trade receivables. The Company officers have attempted to minimize this risk by monitoring the companies for whom they provided credit and also avail themselves of the lien process for contracts.

NOTE 11 - SIGNIFICANT VENDOR

During 1999, the Company subcontracted the production of its websites to an unrelated party. This unrelated party provides 100% of the website development to the company.

NOTE 12 - INCOME TAXES

The Company has elected to be treated as an S Corporation for Federal and State income tax purposes. Under this election, all taxable income, losses and credits pass through to the individual stockholders and are reflected on their individual income tax returns. Consequently, no provision for income taxes has been provided by the corporation. The financial statements reflect earnings on the percentage of completion method of accounting whereas the completed contract method is used for income tax purposes.

                    AMERICAN INTERNET TECHNICAL CENTER, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 13 - STOCKHOLDERS' EQUITY

The Company raised $20,000 through a private placement offering of common stock during the period January 1, 1999, through March 31, 1999.

On April 26, 1999, the Company was acquired by Ascot Industries, Inc., a Nevada corporation ("Ascot"), in a stock exchange agreement. Ascot exchanged 90% of its common stock for all the common shares of American Internet. On July 9, 1999, this agreement was rescinded and control of AITC was re-acquired by AmeriNet Group.com, Inc., as the successor in interest to the original stockholders.

NOTE 14 - ACQUISITION

On June 25, 1999, AmeriNet Group.com, Inc. (AmeriNet) acquired all of the outstanding common stock of the Company; for accounting purposes the transaction was effective June 30, 1999. As initial consideration, AmeriNet issued an aggregate of 1,486,736 shares of common stock to the stockholders of the Company. Under the terms of the earn out provisions of the acquisition agreement, AmeriNet will issue shares of common stock over a six-year period beginning June 30, 2000, contingent upon the operating performance of AITC. The maximum number of shares that could be issued under this agreement is 5,250,000 shares. Such amounts will be accounted for as purchase price adjustments.

The acquisition was recorded using the purchase method of accounting. The results of operations since the date of acquisition, June 30, 1999, for accounting purposes, will be included in the consolidated statements of operations beginning July 1, 1999. Goodwill of $1,470,559 was recorded in this transaction and is being amortized over 15 years using the straight-line method.

On the date of acquisition, the Company's tax status changed to a regular corporation from an S-corporation.

NOTE 15 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the organization will continue as a going concern. As discussed below, the organization has negative cash flows from operations and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The company's continued existence as a going concern will require new lines of business. It is anticipated that the Company will effect this transition through the acquisition of companies that will operate as subsidiaries of the parent company, AmeriNet Group.com, Inc. The Company's continuation is dependent upon its ability to acquire profitable businesses, control costs, and attain a satisfactory level of profitability with sufficient financing capabilities or equity investment.

c)  PRO FORMA

                            AMERINET GROUP.COM, INC.
                         PRO FORMA FINANCIAL STATEMENTS

On June 25, 1999, AmeriNet Group.com, Inc., acquired all of the outstanding common stock of American Internet Technical Center, Inc., ('AITC'). For accounting purposes, the acquisition was effective June 30, 1999.

The following Pro Forma Combined Balance Sheet for the Registrant has been prepared by management of the Registrant based upon the balance sheets of the Registrant as of December 31, 1998. The Pro Forma Combined Statement of
Operations was prepared based upon the statement of operations for the Registrant for the twelve months ended December 31, 1998, and the six months ended June 30, 1999. The pro forma statement of operations also includes AITC's statement of operations for the twelve months ended December 31, 1998, and the six months ended June 30, 1999. The pro forma statements give effect to the transaction under the purchase method of accounting and the assumptions and adjustments in the accompanying notes to pro forma combined financial statements. The pro forma combined balance sheet gives effect to the acquisition as if it had occurred as of December 31, 1998. The pro forma combined statement of operations for the year ended December 31, 1998, gives effect to the acquisition as if it had occurred as of January 1, 1997. The pro forma combined statement of operations for the six months ended June 30, 1999, gives effect to the acquisition as if it had occurred as of January 1,1999.

The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable. The pro forma combined financial statements do not purport to represent what the combined companies' financial position or results of operations would actually have been had the acquisition occurred on such date or as of the beginning of the period indicated, or to project the combined companies' financial position or results of operations for any future period.

AmeriNet Group.com, Inc.
Pro Forma Combined Balance Sheets
December 31, 1998
(Unaudited)

                                     ASSETS


                                                  American
                              AmeriNet            Internet                                     Pro Forma
                              December 31, 1998   December 31, 1998   Total     Adjustments    Combined

Current assets:

Cash                          13,182               3,694              16,876                    16,876
Accounts Receivable               0               68,903              68,903                    68,903
Prepaid and other assets          0                3,161               3,161                     3,161
                         ---------------------------------------------------------------------------------
Total Current assets          13,182              75,758              88,940                    88,940

Property and equipment, net        0              22,266              22,266                    22,266
                         ---------------------------------------------------------------------------------

Other assets:

Deposits                                          16,092            16,092                      16,092
Goodwill, net                      0                   0                 0 (a)  1,413,942    1,413,942
                          ---------------------------------------------------------------------------------
Total other Assets                 0              16,092             16,092     1,413,942    1,430,034
                          ---------------------------------------------------------------------------------
TOTAL ASSETS:                  13,182            114,116            127,298     1,413,942    1,541,240
                          =================================================================================



Current liabilities:

Accounts payable                4,661             28,741            33,402                      33,402
Accrued expenses                    0              8,106             8,106                       8,106
Billings in excess of
     costs and profits              0             41,552            41,552                      41,552
Loans to Stockholders                              9,333             9,333                       9,333
                          ----------------------------------------------------------------------------------
Total current liabilities       4,661             87,732            92,393                       92,393

Stockholders equity (deficit)

Common  stock                   59,911             200              60,111 (a)     14,201        74,312
Additional paid in capital   2,914,395               0           2,914,395      1,425,925     4,340,320
Retained earnings/deficit   (2,965,785)         26,184          (2,939,601) (a)   (26,184)   (2,965,785)
                          ------------------------------------------------------------------------------
Total stockholders'
     equity (deficit)           8,521           26,384             34,905       1,413,942     1,448,847

Total liabilities and
     stockholders' equity      13,182           114,116          127,298        1,413,942     1,541,240
                          ====================================================================================


1. The Pro Forma Balance Sheet at December 30, 1998 is based upon the balance sheets of the Registrant and American Internet as of December 30, 1998

(a) The purchase price for the acquisition of all common stock of American Internet was 1,486736 shares at $0.88 per share Goodwill of $1,413,942 would have been recorded if the acquisition had taken place on December 31, 1998.

AmeriNet  Group.com, Inc.
Pro Forma Combined Statement of Income
For the twelve months ended  December 31, 1998
(Unaudited)



                                                  American
                              AmeriNet            Internet                                     Pro Forma
                              December 31, 1998   December 31, 1998   Total     Adjustments    Combined


Revenues earned                       0              784,463          784,463                   784,463
Costs and revenues earned             0              137,752          137,752                   137,752
                         -------------------------------------------------------------------------------
Gross profit                          0              646,711          646,711                   646,711

Selling expenses                      0              323,762          323,762                   323,762
Bad debt expenses                     0               45,932           45,932(b) 94,263         140,195
General and administrative expenses   0              132,517          132,517                   132,517
                         -------------------------------------------------------------------------------
Total operating expenses              0              502,211          502,211    94,263         596,474

Loss from operations                  0              144,500          144,500   (94,263)         50,237

Other income (expenses):
Loss from discontinued operations  (399,415)               0          (399,415)                (399,415)
                                      0                    0               0                          0
                                      0                    0               0                          0
                                      0                    0               0                          0
                         --------------------------------------------------------------------------------
Total other income (expenses)      (399,415)               0           (399,415)       0        (399,415)
                         --------------------------------------------------------------------------------
Net loss                           (399,415)           144,500         (254,915)     (94,263)   (349,178)
                         ================================================================================
Basic net loss per share          -0.10

Weighted average shares
     outstanding                  4,174,778
                                ============


1. The Pro Forma Statement of Operations for the year ended December 31, 1998 is based upon the twelve months ended December 31, 1998 for the Registrant and American Internet and gives effect to the acquisition as if it had occured on January 1, 1998.

(b) Amount represents the amortization of goodwill of $1,413,942 over 15 years using the straight line method.

AmeriNet  Group.com, Inc.
Pro Forma Combined Statement of Income
For the six months ended June 30, 1999
(Unaudited)



                              AmeriNet Group      American Internet
                              Six months ended    six months ended                             Pro Forma
                              June 30, 1999       June 30, 1999       Total     Adjustments    Combined


Revenues earned                       0              485,618          485,618                   485,618
Costs and revenues earned             0              145,718          145,718                   145,718
                         -------------------------------------------------------------------------------
Gross profit                          0              339,900          339,900                   339,900

Operating expenses:
Selling expenses                                     163,702          163,702                   163,702
Bad debt expenses                                      6,717            6,717                     6,717
General and administrative                                                                            0
      expenses                      97,646           236,097          333,743(c) 49,019         382,762
                         -------------------------------------------------------------------------------
Total operating expenses            97,646           406,516          504,162    49,019         533,181

                         --------------------------------------------------------------------------------
Net loss                            (97,646)         (66,616)         (164,262)  (49,019)      (213,281)
                         ================================================================================


1. The Pro Forma Statement of Operations for the six months ended June 30, 1999 of the Registrant and six months ended June 30, 1999 of American
     Internet. The Pro Forma gives effect to the acquisition as if it had occured on January 1, 1999.

(c) Amount represents the amortization of goodwill of $1,470,559 over 15 years using the straight line method.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The disclosure below pertaining to the Registrant's disagreement with Bowman & Bowman, P.A. (the "Bowman Firm"), was rendered moot when the Bowman firm agreed to modify Note 5 to the Registrant's financial statements for the year ended December 31, 1998, and the Registrant amended such financial statements on September 21, 1999.

     The following exhibits pertaining to the following information are incorporated by reference as exhibits to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation S-B:" a letter from the Bowman Firm dated August 2, 1999 (the "Bowman Letter"); a letter and a facsimile transmission in the form of a note accompanied by an excerpt from a draft of
Item 4 of the Registrant's current report on Form 8-K filed by the Registrant with the Commission on July 12, 1999, all provided to the Registrant's general counsel by Penny Adams Field ("Mrs. Field"), the chairperson of the Registrant's audit committee on August 13, 1999 (the "Field Documents"); and, a letter from Yankee Companies, Inc. ("Yankees"), dated August 15, 1999 (the "Yankees Letter").

     In conjunction with the Registrant's decision on July 9, 1999, to retain the firm of Daszkal, Bolton & Manela, P.A. (the "Daszkal Firm") to conduct its next annual audit (the audit included in this report), rather than to continue using the firm of Bowman & Bowman, P.A. (the "Bowman Firm"), which prepared the Registrant's audit for the year ended December 31, 1998, the Registrant hereby provides the following representations required by Item 304 of Regulation SB:

(a) (1) The Registrant changed its principal independent accountant during its last fiscal year (the year ended December 31, 1998) and for the current fiscal year:

          (i) In each case, the decision was made by the Registrant and the former accountants did not resign, decline to stand for re-election nor were they dismissed; rather, in each case, their engagements were for a single project and the decision to engage other auditors for the next fiscal year was made based on factors such as geographic proximity to the Registrant's principal offices and, in the latest case, a pre-existing relationship with a corporation acquired by the Registrant which is expected to account for almost all of the Registrant's operations during the current fiscal year. The firm of Baum & Company, P.A. (the "Baum Firm"), was replaced by the Bowman Firm on or about March 5, 1999; and the Bowman Firm was replaced by the Daszkal Firm on or about July 9, 1999. A copy of the Registrant's engagement agreement with the Daszkal Firm, executed by the Registrant on July 9, 1999, is filed as an exhibit to the Registrant's report on Form 8-K filed with the Commission on July 12, 1999, (see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation S-B.")

          (ii) The reports of the Registrant's principal accountants for the past two years did not contain any adverse opinions or disclaimers of opinions, nor were they modified as to uncertainty, audit scope, or accounting principles, except as follows: the Registrant's audit by the Baum Firm for the year ended December 31, 1997, contained a qualification as to scope, which read as follows: "We were unable to obtain a discussion or evaluation from the Company's [the Registrant] outside legal counsel of pending or threatened litigation described in Note 14" (see audit report letter of the Baum Firm, included in the Registrant's report on Form 10-KSB for the year ended December 31, 1997). The attorney in question was David Albright, Esquire of Albright, Brown, and Goetemiller, 120 East Baltimore Street, Suite 2150; Baltimore, Maryland 21202. Mr. Albright was familiar and involved with litigation involving assets in which the Registrant had an indirect interest, however, he failed or refused to communicate with attorneys or accountants for the Registrant responsible for filing the Forms 10-KSB for 1997 and 1996. See the details discussed in Part I, Item 3, Legal Proceedings" of the Registrant's reports on Form 10-KSB for 1996 and 1997, including copies of letters sent to Mr. Albright attached as exhibits thereto. In light of the Registrant's disposition of the operations and assets involved, current management is of the opinion that such qualification has no relevance to its current or proposed future operations.

              (iii) The  decision to engage the Bowman Firm rather than the Baum
                    Firm for the Registrant's audit for the year ended December 31, 1997 was made at the insistence of Mrs. Field, an outside director who chairs the Registrant's audit committee and was recommended or approved by the Registrant's board of directors. The decision to engage the Daszkal Firm rather than the Bowman Firm for the current year's audit was made by the Registrant's board of directors in conjunction with its acquisition of American Internet Technical Center, Inc., a Florida corporation ("American Internet"), based on the Daszkal Firm's pre-existing relationship as auditor for American Internet. Based on the Registrant's records and on inquiries to the Bowman Firm, their auditor-client relationship ended when the Bowman Firm received Mrs. Field's fax on or about July 9, 1999; however, the Bowman Firm's final services for the Registrant on matters other than compliance with the requirements of Item 304 of Regulation SB were rendered on or about May 26, 1999, when the Registrant filed its report on Form 10-KSB for the year ended December 31, 1998.

             (iv)  (A) The Registrant does  not  believe  that  there  were  any disagreements with the Baum or Bowman Firms, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreement(s) in connection with their reports. However, as disclosed in Part II, Item 8, Changes in and Disagreements with Accountants on Accounting and Financial Disclosure, of the Registrant's report on Form 10-KSB for the year ended December 31, 1998, the Registrant disagreed with the Bowman Firm's characterization of certain portions of the Registrant's agreement with the Yankee Companies, Inc., a Florida corporation that serves as the Registrant's strategic consultant ("Yankees"), including the description of the services to be provided and the basis for calculating the compensation payable to Yankees. A very detailed discussion of the nature of the disagreement, including detailed quotes from the subject agreement is included in Part II, Item 8, Changes in and Disagreements with Accountants on Accounting and Financial Disclosure, of the Registrant's report on Form 10-KSB for the year ended December 31, 1998, and is incorporated herein by reference. In addition, in conjunction with the Registrant's audit for the year ended December 31, 1997, Mrs. Field, as the chairperson of the Registrant's audit committee, determined that the Baum Firm should be replaced by the Bowman Firm for purposes of conducting the audit of the Registrant's financial statements based on geographic convenience, but also noting in the current report on Form 8-KSB filed on March 5, 1999, reporting the change, the membership of the Bowman Firm in the AICPA's securities practice section, and its successful peer review associated with such membership. The Registrant disclosed such decision in a manner that the Baum Firm felt implied that it was not a member of the AICPA's securities practice section, and that it had not successfully concluded a peer review associated with such membership. The Registrant made clear in an amendment to the related current report on Form 8-KSB filed on March 30, 1999, that it did not intend to make the implication objected to.

                   (B) The Registrant does not believe that its former  auditors ever advised the Registrant that:

                                    (1)   internal controls necessary to develop
                                          reliable  financial statements did not
                                          exist; or

                                    (2)   information    had   come   to   their
                                          attention    which   made    the  them
                                          unwilling  to  rely  on   management's
                                          representations,  or  unwilling  to be
                                          associated    with    the    financial
                                          statements prepared by management;  or

                                    (3)   the  scope of  the  audit   should  be
                                          expanded       significantly,       or
                                          information   had    come  to    their
                                          attention  that   they  had  concluded
                                          would,  or  if  further   investigated
                                          might,     materially    impact    the
                                          fairness   or   reliability    of    a
                                          previously   issued   audit  report or
                                          the underlying  financial  statements,
                                          or the  financial   statements  issued
                                          or to be  issued  covering  the fiscal
                                          period(s)  subsequent  to  the date of
                                          their most  recent  audited  financial
                                          statements   (including    information
                                          that  might  preclude  the issuance of
                                          an  unqualified  audit  report),   and
                                          the  issue  was  not  resolved  to the
                                          accountant's   satisfaction   prior to
                                          its resignation or dismissal;

(2)      During  the  Registrant's   last  two  fiscal  years,  it  engaged  new
         accountants as its principal accountant to audit its financial statements. On or about March 5, 1999, it engaged the Bowman Firm, rather than its former accountant, the Baum Firm; and, on or about July 9, 1999, it engaged the Daszkal Firm rather than the Bowman Firm.

(3) The Registrant provided the Bowman Firm with draft copies of Item 4 of its current report on Form 8-K filed with the Commission on September 9, 1999, and Mr. Bowman provided the Registrant with a letter confirming such disclosure filed as an exhibit to such report.

PART III

ITEM 9    DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(A)      DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT

     During the period starting on July 1, 1998 until November of 1998, the Registrant's sole officers and directors were as follows:

NAME                        AGE     TERM   POSITIONS

Edward Granville-Smith, Jr. 65      (1)    Chairman of the  Board of  Directors,
                                           Director,  Chief  Executive Officer,
                                           Chief Operating Officer and President

Charles J.  Scimeca         53      (2)    Secretary & Treasurer
-------
(1) Elected on March 23, 1995, by the Registrant's board of directors to serve until the next annual meeting of the Registrant's stockholders, and until his successors were elected, and assumed their office except that service as an officer was at the pleasure of the Registrant's board of directors. Immediately thereafter, all the prior directors resigned and Mr. Granville-Smith, acting as the Registrant's sole remaining director, elected himself as president and chief executive officer.

(2) Elected on March 31, 1996, to serve at the pleasure of the Registrant's board of directors.


     Based on Mr. Granville-Smith's concern that his personal health problems were impeding his ability to adequately manage the Registrant's operations, he started negotiations with principals of the Yankee Companies, Inc., a Florida corporation ("Yankees") during October of 1998, to obtain its assistance in recruiting additional officers and directors, arranging for emergency funding and helping to develop an expanded strategic business plan. Based on Mr. Granville-Smith's oral assurances that it was being retained as the Registrant's strategic consultant, Yankees contacted a number of persons that its deemed qualified to assist the Registrant and who agreed to become materially involved in the Registrant's operations, in consideration for being assigned a portion of certain stock subscription rights for shares of the Registrant's common stock that Mr. Granville-Smith had granted to Yankees. On November 6, 1998, Mr. Granville- Smith, as the Registrant's sole director, elected the following persons recommended by Yankees as members of the Registrant's board of directors: Penny L. Adams Field, Anthony Q. Joffe and G. Richard Chamberlin (formerly the Registrant's securities counsel). On November 11, 1998, after learning that Mr. Granville- Smith, had been incapacitated, Mr. Scimeca, at the suggestion of Mr. Chamberlin, called a special meeting of the Registrant's board of directors, in order to replace Mr. Granville-Smith as the Registrant's president and chief executive officer, principally in order to assure that the Registrant could file its quarterly report with the Securities and Exchange Commission within a reasonable time after its due date. At such meeting, Mr. Scimeca was elected as the acting president and Mr. Chamberlin was elected as the acting secretary and general counsel. In addition, the Registrant's board of directors voted to:

o    reorganize the Registrant by reorganizing as a holding company,

o to ratify a series of subscription agreements (including those that Yankees relinquished in favor of Messrs. Joffe and Chamberlin and Mrs. Field), as disclosed in Part II of the Registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 1998,

o    to   formalize   the   oral   consulting   agreement   negotiated   by  Mr.
     Granville-Smith with Yankees, and

o    to enter into a settlement agreement with Mr. Granville-Smith,  as a result
     of  which  all  his  current   agreements  with  the  Registrant  would  be
     terminated.

     As a result of the foregoing, since November 6, 1998, the following persons have served as members of the Registrant's board of directors and as executive officers, in the capacities indicated:

NAME                         AGE     TERM     POSITIONS
Michael Harris Jordan        46      (3)      President and Director
Charles J.  Scimeca          53      (1)(3)   Acting President, Chief Executive
                                              Officer &  Director
G.  Richard Chamberlin       52      (1)      Acting Secretary, General Counsel
                                              & Director
Penny Adams Field            43      (1)      Director, Audit Committee Chair(6)
Anthony Q.  Joffe            57      (1)      Director, Audit Committee (6)
Edward Granville-Smith, Jr.  66      (2)      Director (2)
Mark Granville-Smith         41      (4)      Director (2)
J. Bruce Gleason             56      (5)      Director
--------

(1) Elected on November 6, 1998, to serve, in the case of directors, until the next annual meeting of the Registrant's stockholders and until their successors are elected and assume their office, unless their earlier resignations are accepted by the Registrant's board of directors: and, in the case of officers, to serve at the pleasure of the Registrant's board of directors.

(2) On November 11, 1998, Edward Granville-Smith, Jr., resigned as an officer due to health problems and was represented on the Registrant's board of directors by his son, Mark Granville-Smith, on a non-voting basis until he resigned on March 22, 1999.

(3)      In  conjunction  with the  resignation  of  Charles  J.  Scimeca  ("Mr.
         Scimeca"), the Registrant's acting president and a member of the Registrant's board of directors, on August 5, 1999, the Registrant's board of directors elected Michael Harris Jordan as its president and as a member of its board of directors, effective as of August 6, 1999. Mr. Jordan's term as a director will expire following the election and installation of his successor (assuming Mr. Jordan is not re-elected) at the next annual meeting of the Registrant's stockholders. His term as an officer is at the pleasure of the Registrant's board of directors, subject to his contractual rights under the employment agreement summarized below.

(4) In accordance with the terms of a settlement agreement between the Registrant and Edward Granville-Smith, Jr. (who served as the Registrants principal officer and sole director from 1995 until November of 1998), the Registrant elected his son, Mark Granville-Smith as a member of the Registrant's board of directors, effective July 1, 1999. Details of the settlement agreement were disclosed in the Registrant's report on Form 10-KSB for the year ended December 31, 1998 and such agreement was filed as an exhibit thereto. Mr. Mark Granville-Smith resigned as a director of the Registrant on September 17, 1999, for personal reasons. The resignation did not involve any disagreements with the Registrant and a copy of his resignation letter is filed as an exhibit to this report (see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation S-B").

(5) In conjunction with the acquisition of American Internet Technical Center, Inc., a Florida corporation ("American Internet"), J. Bruce Gleason, the president, founder and a member of the board of directors of American Internet, was elected as a member of the Registrant's board of directors for a term commencing on July 1, 1999, and expiring on the earlier of December 31, 1999, or the conclusion of the next annual meeting of the Registrant's directors. However, the Registrant and its principal stockholders have agreed to use their best efforts to elect a designee of American Internet to the Registrant's board of directors for a period of five years (see the Lock-Up & Voting Agreement incorporated by reference as an exhibit to this report and the amendments thereto filed as exhibits to this report, "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation S-B").

(6) The Registrant's board of directors has an Audit Committee. The Audit Committee meets with management to consider the adequacy of the internal controls of the Registrant and the objectivity of the Registrant's financial reporting. The Audit Committee selected and meets with the Registrant's independent accountants and with appropriate financial personnel about these matters. The Audit Committee is comprised of Ms. Field, (Audit Committee Chairman) and Mr. Joffe. As of the date of this report, Mrs. Field advised the Registrant that 3 meetings had been held since its creation in November of 1998.

     The Registrant's board of directors sets corporate policies which are implemented by the Registrant's Management and when applicable, the management of the Registrant's subsidiaries. In the event that the Registrant's board of directors determines that a member faces a conflict of interest, for any reason, it is expected that the subject director will abstain from voting on the matter which raised the issue. The Registrant's board of directors held ten meetings during the period commencing on July 1, 1998 and ending on June 30, 1999, principally by teleconference. In addition the Registrant's board of directors passed four series of resolutions by written consent in lieu of meetings during such period.

     The directors hold office until the next annual meeting of the stockholders and until there successors have been duly elected or qualified. Audit committee members serve at the pleasure of the Registrant's board of directors.

BIOGRAPHIES OF DIRECTORS AND EXECUTIVE OFFICERS

Michael Harris Jordan, President and Director

     Michael Harris Jordan, 46 years old, is a resident and native of Miami, Florida. From 1972 until 1973 he attended the University of Miami where he studied English literature. In 1979, Mr. Jordan obtained a Series 7 and a series 63 license from the NASD and in 1982 he obtained a Series 24 license from the NASD (general securities principal). In conjunction with his activities as an individual licensed to engage in securities transactions by the NASD, he was also licensed by the securities regulatory authorities of a number of states. Since 1985, Mr. Jordan has been engaged in business as a private investor. In 1992, Mr. Jordan incorporated Securities Counseling and Management, Inc., a private consulting firm headquartered in Miami, Florida, for which he serves as president and sole director. In January of 1996, Mr. Jordan became secretary, treasurer and a member of the board of directors of Zagreus, Inc., a publicly held Delaware corporation then headquartered in Miami, Florida ("Zagreus"). Zagreus is an inactive public company in the process of reorganization. In 1998, Mr. Jordan became an independent consultant for the Southeast Companies, inc., a Florida corporation engaged in providing business and political consulting services and consumer financial services as a licensed mortgage brokerage company and during 1998, became president of a division thereof operating in compliance with Florida fictitious name laws as Southeast Counseling & Management. In 1999, Mr. Jordan became a registered principal (NASD Series 24 license) of Sunshine Securities, Inc., an NASD member firm located in Orlando, Florida. On August 6, 1999, Mr. Jordan became a member of the Registrant's board of directors and was elected as the Registrant's President.

Charles J.  Scimeca, Acting President & Director

     Charles  J.  Scimeca,  age 54,  served  as the  acting  president  and as a director of the Registrant until August 6, 1999. Since 1982 he has been a licensed real estate broker. He is managing director of Coast to Coast Realty Group, Inc., located in Sarasota, Florida. The company is involved in residential and commercial real estate development as well as general real estate brokerage and business acquisition. He has been involved in real estate transactions totaling over one billion dollars, representing Fortune 500 clients, such as , Equitable Life Insurance Company, Walt Disney Corporation, Paramount Studios and TRW Real Estate Group. From 1980 until 1982, Mr. Scimeca was on sabbatical, exploring business opportunities in various industries. From 1975 until 1980, Mr. Scimeca served as chief operating officer for Andy Frain Maintenance & Security, Inc., headquartered in Chicago, Illinois. His responsibilities included budgeting and implementing cleaning services for high rise office, retail and industrial properties for such notable clients as Standard Brands, JMB Realty, John Hancock Insurance Company and other Fortune 500 companies. From 1965 until 1975, Mr. Scimeca was the owner and manager of the Mecca Restaurant, a full-service family owned multi-unit restaurant business headquartered in Chicago, Illinois. He is a member of the Clearwater, Sarasota and Manatee County Association of Realtors, the International Council of Shopping Centers and other local, regional and national real estate and mortgage related organizations. He holds a degree in Business Administration from Wright College in Chicago, Illinois (1964).

G.  Richard Chamberlin, Acting Secretary, Director & General Counsel

     G. Richard Chamberlin age 53, has since November 1998, served as the Registrant's acting secretary, as a member of it's board of directors and also as it's general counsel. From 1973 to 1974 he served as Trust Officer with Central Bank & Trust Company, Jonesboro, Georgia. Mr. Chamberlin is a practicing attorney and is a member of the Georgia Bar, (since 1974), and the Florida Bar, (since 1990). He is also a member of the Bars for the Federal District Court for the Northern District of Georgia, (since 1974) and the Federal District Court for the Northern District of Florida (since 1995), the Court of Appeals for the State of Georgia, (since 1974) and the Supreme Court for the State of Georgia (since 1974). Mr. Chamberlin is also a member of the Bar for the Eleventh District Court of Appeals, (since 1982). He is a graduate of Eastern Military Academy, Huntington, New York (College Prep Diploma, 1964): The Citadel, The Military College of South Carolina, (B.A., political science, 1968): and the University of Georgia School of Law, (J.D., 1971). Mr. Chamberlin earned a Certificate from the American Bankers Association, National Trust School,
(1974). Mr. Chamberlin is a two term former member of the Georgia House of Representatives, (1979-1983). In the State House, Mr. Chamberlin served on the Following committees: House Journal Committee, Natural Resources Committee, Special Judiciary Committee and Labor Committee. He is a former member of the Counsel for National Policy. He is the founder of the Georgia Roundtable, Inc., and served as President from 1981 to 1986.: He is the founder of the Georgia Heritage Foundation, and served as President from 1982 to 1986. He is the former Principal of Soul's Harbor Christian Academy, Belleview, Florida, (1990-1992). Mr. Chamberlin served as National Music Chairman for the Religious Roundtable, Inc. at the premier event known as the 1992 National Affairs Briefing in Dallas, Texas wherein President George Bush was the keynote speaker. Mr. Chamberlin has received Resolutions of Commendation from the House of Representatives for the

Commonwealth of Kentucky, (1985) and from the House of representatives for the State of Georgia, (1982). Mr. Chamberlin is former president and director for Atrieties Development Company, Inc., a publicly held corporation involved in the real estate industry, (1986 through 1987), and has held licenses as a real estate agent, (Georgia and Florida). He presently serves as President of the Citadel Club of Central Florida, Inc. Mr. Chamberlin also serves as President of Southern Capital Group, Inc., a Florida corporation, ("SCG") with offices in Belleview and Ocala, Florida. SCG was founded in 1999 to consolidate pre existing business lines in the automotive and mortgage business. Mr. Chamberlin is also president and sole director of and majority stockholder in Sports Collectible Exchange, Inc., a Florida corporation, ("SCE"). SCE was founded in 1999 specializing in the sale and distribution of minor league baseball collectibles.


Penny L.  Adams Field, Director & Audit Committee Chair

     Penny Adams Field, age 43, since November, 1998. Serves as a member of the Registrant's board of directors and chair of its audit committee. Mrs. Field is a principal and co-founder of Executive Concepts, a management consulting and investment banking advisory firm. Ms. Field has technical expertise in designing and implementing financial management systems, acquisition and divestiture models, cash flow management, information systems assessment and implementations, and operational and cost system audits. Her background in strategic planning, performance measurement, comprehensive business planning, and cost structure analysis add to the breadth and depth of the Executive Concepts team skills. Ms. Field is an experienced and accredited business valuation specialist and is a member of the Institute of Business Appraisers. She serves on numerous not-for- profit and corporate boards. As a management consultant, Ms. Field has consulted with firms such as Monsanto, Mallinckrodt, McDonnell-Douglas, MEMC Electronic Materials Company, Maytag, Mark Andy, CyberTel, and numerous other small firms in the healthcare, manufacturing, construction, and service industries. Prior to founding Executive Concepts, Ms. Field was an administrator for the John M. Olin School of Business at Washington University in St. Louis, where she helped to establish the Executive Programs division. Her responsibilities included program development in the Far East. Prior to her administrative role she served as a full-time member of the accounting faculty instructing in financial accounting and cost management for undergraduate and graduate programs at the Olin School. Prior to graduate study at Washington University, Ms. Field worked in healthcare administration and banking, including positions at Children's Hospital National Medical Center in Washington, D.C. and Harris Bank in Chicago. After earning a B.B.A. in Accounting and Finance, Ms. Field earned her M.B.A. from the Olin School of Business at Washington University in St. Louis. Ms. Field also posted several hours of Ph.D. level course work in accounting and finance prior to making a full-time commitment to consulting.

Anthony Q.  Joffe, Director

     Anthony Q. Joffe, age 57, since November, 1998, serves as a member of Registrant's board of directors. Mr. Joffe holds a degree in Aeronautical Engineering Management from Boston University, Boston, Massachusetts. Subsequent to his graduation, Mr. Joffe was employed as the Quality Control Manager for Cognitronics Corporation, a computer manufacturer, where he was responsible for overseeing the U.S. Air Force compliance testing program as well as normal day-to-day management. In 1967, Mr. Joffe was employed by General Electric as a production engineer in the insulating materials field. In 1970, Mr. Joffe was employed by King's Electronics, a RF coaxial connector manufacturer, where he was responsible for major accounts and guided the field sales force. In 1973, Mr. Joffe was one of the founders and Vice-President of J.S. Love Associates, Inc., a commodity brokerage house no longer in operation (then headquartered in New York City). In 1976, Mr. Joffe formed and served as President and Chief Operating Officer of London Futures, Ltd., a commodity broker with 275 employees in nine offices. London Futures, Ltd. was closed in 1979 and Mr. Joffe moved to Florida. From 1979 until 1986, Mr. Joffe was Vice President of Gramco Holdings, Inc. (and its predecessor companies), a firm which owned and operated a variety of companies. These companies included five cemeteries and funeral homes in Broward County, Florida, a 33 acre marina, a general contracting company, a boat title insurance underwriting firm, three restaurants, a real estate brokerage company, a mortgage brokerage company and a leasing company. His responsibilities involved supervision of the day-to-day operations and new business development. From 1986 to 1991, Mr. Joffe served as consultant and/or principal to a variety of small businesses in the South Florida area. In 1989 Mr. Joffe became President of Windy City Capital Corp., a small publicly traded, reported company that was originally formed as a "blind pool" for the express purpose of finding an acquisition candidate. Eventually, a reverse merger was consummated with a computer software company from Pennsylvania. Mr. Joffe then took the position of President of Rare Earth Metals, Inc. (and its predecessor companies), a small publicly traded company which has purchased Spinecare, Inc., a medical clinic in New York. Spinecare changed its name to Americare Health Group and relocated its state domicile to Delaware. Since March of 1993, Mr. Joffe has performed consulting services for First Commodities, Inc., an Atlanta based commodities firm, and has been involved in fund raising for the Multiple Sclerosis Foundation. He also assisted Digital Interactive Associates and IVDS Partnership with financial affairs in conjunction with their successful bid to the Federal Communications Commission for licenses in the cities of Atlanta, Georgia, Minneapolis/St. Paul, Minnesota, and Kansas City, Missouri. Mr. Joffe served as the interim president of Madison Sports & Entertainment Group, Inc., a publicly held Utah corporation then headquartered in Fort Lauderdale, Florida, from September 1, 1994, until February 16, 1994, at which time he became its vice president and vice chairman, chief operating officer, treasurer and chief financial officer until he resigned in 1996. Since 1996, he has founded a boat financing company and joined NorthStar Capital ("NorthStar") as Managing Director. NorthStar is an investment banking firm with offices in Stamford, Connecticut and Boca Raton, Florida which specializes in assisting small to mid size private and publicly traded companies with business and financial planning; acquisition and divestiture: financial public relations and market position advice: and, treasury services. In January 1999, Mr. Joffe was elected to serve as a Director of Colmena Corp, a publicly held Delaware corporation, involved in the telecommunications industry. In March of 1999, Mr. Joffe was elected as Chairman of the board of directors and in May of 1999, he was elected as the President of Colmena Corp.

Edward Granville-Smith, Jr., Director

     Edward Granville-Smith, Jr., age 66, served in the following capacities for the Registrant until November, 1998: president, chief executive officer and sole director. From November, 1998, until March, 1999, he continued as a member of the Registrant's board of directors, although he informed the Registrant's board through his son and attorney in fact, that he was unable to attend board meeting due to present impairment and disability. Mr. Granville-Smith, Jr., was President of Equity Growth Systems, Inc., a Maryland corporation (not to be confused with the Registrant) specializing in structuring and marketing mortgage backed securities as well as the acquisition of select commercial real estate for its own account. From 1981 to the present, he has been a real estate consultant and principal involved in various aspects of commercial real estate financing and syndication, both internationally and domestically. One primary accomplishment during this period was the successful sale of the real estate assets of some twenty-nine limited partnerships to both domestic and foreign investors. From 1972 through 1980, he was Chairman of the board of directors, Chief Executive Officer and President of United Equity Corporation, a corporation which was primarily involved in the structuring, financing and marketing, through the syndication of various tax incentive ventures with an aggregate valuation in excess of $100 million. From 1959 through 1972, Mr. Granville-Smith, Jr. built the Washington Insurance Agency, Inc., and became the Chairman of one of the top one percent of insurance brokerage houses in the Washington area. Mr. Granville-Smith, attended Brown University from September, 1951 through June, 1952 at which time he entered the United States Marine Corps. Upon discharge from the Marine Corps in 1955, he enrolled in the Georgetown University School of Foreign Service and graduated in June of 1959 with a B.S.F.S. degree. Mr. Granville-Smith's professional affiliations include CLU and CPCL.

Mark Granville-Smith, Director

     Mark Granville-Smith, 41 years of age, was elected to the Registrant's board of director's effective July 1, 1999, to serve until the next annual meeting of the Registrant's stockholders or until December 31, 1999, whichever event occurs first. Mr. Granville-Smith graduated from Georgetown University, Washington, D.C. in 1980 with a bachelor of science degree in business administration. From 1976 until 1980 he was a commercial pilot for United Bounty Corporation of Silver Spring, Maryland. In 1980, he went to work in the commercial real estate syndication industry with his father Edward Granville-Smith, Jr., the recently retired president, chairman and chief executive officer of the Registrant. Mr. Mark Granville-Smith served as the president of corporate general partners in a number of privately placed real estate syndications during such period, as well as of Milpitas Investors, Inc. ("Milpitas"), the corporate general partner of a public real estate limited partnership capitalized with $6,000,000, and of a number of privately placed real estate syndications. In 1986 he also became president of Gran-Mark Properties, Inc., located in McLean, Virginia, the general partner of Gran-Mark Income Properties Limited Partnership. In 1987 he left Milpitas and formed his own real estate syndication company which sponsored private placement syndications of commercial real estate for two years. Starting in 1989, Mr. Mark Granville-Smith managed an international underwater diving expedition for Maryland Marine Recovery Headquarters in Towson, Maryland, to salvage the cargo of an 1850's sailing ship that sank in the Irish Sea. In 1991, he became chairman of the board and chief executive officer of Classic Concept Builders, Inc. ("Classic"), a start-up residential new home construction company. In 1998, he became involved with the Registrant as a result of his father's decline in health and during September of 1998, was appointed attorney-in-fact for purposes of handling certain personal and business affairs for his father (then the Registrant's sole director and chief executive officer). Since December of 1998, he has participated in the Registrant's board of director's meetings in a non-voting capacity. Mr. Mark Granville-Smith resigned as a director of the Registrant on September 17, 1999, for personal reasons.

J. Bruce Gleason, Director & President of American Internet

     Mr. Gleason, age 56, was elected to the Registrant's board of directors, effective as of July 1, 1999, concurrently with the acquisition of American Internet on June 25, 1999. He co-founded American Internet with Michael D. Umile in 1998 and serves on the board of directors of American Internet and as its president, chief executive officer and chief financial officer. He has a diverse business background with over 30 years experience in sales, marketing and finance. In 1972 Mr. Gleason received a certified general accounting designation from the Certified General Accountants Association located in Ontario Canada. From 1972 until 1974 he was employed by Crawford, Smith & Swallo, a public accounting firm located in Toronto, Canada. In 1973 he founded Photo Shack, Inc., an Ontario corporation which owned and operated a chain of seventy, 24 hour film processing kiosks in Canada which he sold in 1976. In 1982, he founded Gourmet Galley, Inc., and served as president of frozen food distribution in Pompano Beach, Florida, until 1990, when he sold Gourmet Galley, Inc. to a partner. In 1990, he co-founded Southern Telco, Inc., a telecommunications company headquartered in Lighthouse Point, Florida, in which he served as president. Southern Telco, Inc., was sold to Public Teleco, Inc. in 1993. From 1994 until 1996, he served as president of Showcase Group, Inc., a construction company headquartered in Deerfield Beach, Florida which built 27 town houses, after which he conveyed his interest to a third party in 1996. During 1996, he received a legal expense insurance license from the State of Florida Department of Insurance and served as an independent associate for Prepaid Legal Services, Inc. headquartered in Lighthouse Point, Florida, until 1998.

(B)      OTHER MATERIAL EMPLOYEES

     In addition to the Registrant's executive officers and directors, the executive officers and directors of its operating subsidiaries constitute materially significant employees.

AMERICAN INTERNET

     In addition to the Registrant's  executive officers and directors,  Michael
D. Umile, the vice president and a member of the board of directors of American Internet should be deemed a significant employee.

Michael D. Umile:   Mr.  Umile,  age 49,  serves  on the board of  directors  of
                    American  Internet and as its senior vice  president,  chief operating  officer and  secretary.  He has been  involved in sales and marketing for over 30 years. From 1972 until 1975,
                    he  owned  an  operated  Star  Towing,   Inc.,  a  used  car
                    dealership and towing company  located in  Farmingdale,  New
                    York and doing  business  in New York,  New  Jersey  and New
                    England. From 1977 until 1984, he was a partner in Fantastic
                    Games, Inc., and Vulcom Amusements, a video game dealership located in Hicksville, New York. From 1985 until 1988 he was a co-owner of Phonomatic, Inc., a pay telephone route in New
                    York with over 180 phones owned outright and 220 additional phones owned by Mr. Umile and a non-corporate partner. He served as vice president and general manager of Southern
                    Telco, Inc., a telecommunications company headquartered in Lighthouse Point, Florida, from 1991 until it was sold in 1994. From1994 until 1995, he served as Vice-President of Smoking Joe's, Inc., a restaurant and lounge in Lighthouse
                    Point, Florida. From 1994 until 1996, he served as vice president of Showcase Group, Inc., a construction company headquartered in Deerfield Beach, Florida which built 27 town houses. From 1996 until 1997 he was employed by Universal Group of South Florida, a general merchandise marketing company, located in Lighthouse Point, Florida.

YANKEES: While not employees of the Registrant or of any of its subsidiaries, Yankees provides the Registrant with access to the services of a number of its employees and access to the services of other persons who are under independent contractor arrangements with Yankees, pursuant to which they provide Yankees' clients with assistance, as required. Among such persons are Leonard Miles Tucker, Yankees president; William A. Calvo, III, Yankees vice president; and, Vanessa
                    H. Lindsey ,Yankees chief administrative officer. In addition, G. Richard Chamberlin, Esquire, a member of the Registrant's board of directors and its general counsel, also serves as general counsel to Yankees and was introduced to the Registrant by Yankees; Executive Concepts, a business owned and operated by Penny Adams Field and her husband is under an independent contractor agreement with Yankees, pursuant to which they provide Yankees' clients with assistance, as required, and Mrs. Field, a member of the Registrant's board of directors and the Chair of its audit committee was introduced to the Registrant by Yankees; Securities Counseling & Management, Inc., a Florida corporation owned and operated by Michael Harris Jordan, the Registrant's president and a member of its board of directors is under an independent contractor agreement with Yankees, pursuant to which it provides Yankees' clients with assistance, as required, and Mr. Jordan was introduced to the Registrant by Yankees.

(C)      FAMILY RELATIONSHIPS

     There are no family relationships among the current officers and directors of the Registrant. However, during Mr. Edward Granville-Smith, Jr.'s recent health problems, his son and attorney-in-fact, Mr. Mark Granville-Smith has acted as Mr. Granville-Smith's non-voting representative on the Registrant's board of directors. The Registrant's board of directors elected Mark Granville-Smith as a Director replacing Edward Granville-Smith, Jr. Neither currently serves on the Registrant's board of directors.

(D)      INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     Based on information provided to the Registrant's legal counsel, during the five year period ending on June 30, 1999, no current director, person nominated to become a director, executive officer, promoter or control person of the Registrant has been a party to or the subject of:

(1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) Any conviction in a criminal proceeding or pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or,

(4) Been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

(E)      SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     As permitted in the instructions to this Item, the Registrant has not elected to provide disclosure as to delinquent reports filed with the Commission by any of its officers, directors or 10%+ stockholders, principally due to time constraints in preparing this report. The Registrant's general counsel is instituting policies to track compliance with the reporting requirements under
Section 16(a) of the Exchange Act for the year ending June 30, 2000, and expects to respond to this Item in that report.

ITEM 10   EXECUTIVE COMPENSATION

(A)      EXECUTIVE OFFICERS:

     During the twenty-four month period commencing on July 1, 1997 and ending on June 30, 1999, no executive officer received compensation from or on behalf of the Registrant during any twelve month period valued, in the aggregate, in excess of $100,000. During the portion of such period starting on July 1, 1997 and ending on November 11, 1998, Edward Granville-Smith, Jr. served as the Registrant's chief executive officer. In addition, during March of 1999, Mr. Granville-Smith received 47,000 shares of the Registrant's common stock and all of the Registrant's real estate operations, in settlement of all potential claims that Mr. Granville-Smith or his affiliates may have had against the Registrant, including claims under his employment agreement with the Registrant in effect since 1995 (see Part I, Item 1, Description of Business and Part III,

Item 12, Certain Relationships and Related Transactions for details of the settlement). At the time of their authorization for issuance by the board of directors (March 22, 1999), the market value for such shares, based on the closing price reported for the Registrant's common stock on the OTC Bulletin Board, was $0.25 per share (an aggregate of $11,750 for the 47,000 shares received). The book value of the Registrant's assets conveyed to Mr. Granville-Smith by the Registrant, as reported in the Registrant's audited balance sheet for the year ended December 31, 1998, was approximately $377,275.

     During the 12 month period ended June 30, 1999, two persons served as the Registrant's chief executive officer. Mr. Edward Granville-Smith, Jr. served in such position during the period starting on July 31, 1998 until his replacement for health purposes on or about November 11, 1998. Mr. Granville-Smith was replaced as chief executive officer by Charles J. Scimeca, who served in such role during the period starting on November 11, 1998 through June 30, 1999.

     During the 12 month period ended June 30, 1999, Mr. Granville-Smith received 47,000 shares of the Registrant's common stock and all of the Registrant's real estate operations, in settlement of all potential claims that Mr. Granville-Smith or his affiliates may have had against the Registrant, including claims under his employment agreement with the Registrant in effect since 1995 (see Part I, Item 1, Description of Business and Part III, Item 12, Certain Relationships and Related Transactions for details of the settlement). At the time of their authorization for issuance by the board of directors (March 22, 1999), the market value for such shares, based on the closing price reported for the Registrant's common stock on the OTC Bulletin Board, was $0.25 per share (an aggregate of $11,750 for the 47,000 shares received. The book value of the Registrant's assets conveyed to Mr. Granville-Smith by the Registrant, as reported in the Registrant's audited balance sheet for the year ended December 31, 1998, was approximately $377,275. In addition to the foregoing, during such period Mr. Granville-Smith received the sum of $5,000 from the Registrant as repayment for unaccounted expenses that Mr. Granville-Smith claimed to make on behalf of the Registrant, but could not document.

     During the 12 month period ended June 30, 1999, Mr. Scimeca received options to purchase 200,000 shares of the Registrant's common stock, at an exercise price of $0.02 per share as his only compensation from the Registrant for services in all capacities. At the time the options were authorized for issuance by the board of directors (December 11, 1998), the market value for the shares of the Registrant's common stock, based on the closing price reported therefor on the OTC Bulletin Board, was $0.06 per share.

     During the 12 month period ended June 30, 1999, G. Richard Chamberlin, Esquire, the Registrant's secretary and general counsel, was the Registrant's only other officer. During such period, Mr. Chamberlin received the right to purchase 125,000 shares of the Registrant's common stock, originally granted by Mr. Granville-Smith, on behalf of the Registrant to Yankees, for an aggregate of $2,500, and, was subsequently issued and additional 50,000 shares of the Registrant's common stock in consideration for services that may have been contemplated when Yankees assigned the rights to the initial 125,000 shares to Mr. Chamberlin. At the time Yankees relinquished its right to purchase such common stock in favor of Mr. Chamberlin, no market for the Registrant's common stock had resumed on the OTC Bulletin Board, and the stockholders equity per share of the Registrant's common stock, based on the latest available information at the time, was $0.0625 per share. At the time Mr. Chamberlin was granted the additional 50,000 shares of the Registrant's common stock (March 24, 1999), the market value for the shares of the Registrant's common stock, based on the closing price reported therefor on the OTC Bulletin Board, was $0.25 per share.

     Except for Mr. Granville-Smith, during the 12 month period ended June 30, 1999, no officer of the Registrant or of American Internet received aggregate compensation from the Registrant or on behalf of the Registrant from any other person, equal to $100,000 or more. However, although not categorizable as compensation, Messrs. J. Bruce Gleason and Michael D. Umile, the current executive officers of the Registrant's American Internet subsidiary, received 748,718 and 734,038 shares of the Registrant's common stock, respectively, in consideration for all of their common stock in American Internet, on June 25, 1999, which the parties valued at not less than $0.50 per share ($374,359 and $367,019, respectively).

(B)      SUMMARY COMPENSATION TABLE

                  ANNUAL COMPENSATION                         AWARDS                             PAYOUTS
                                                                       SECURITIES
NAME AND                            OTHER            RESTRICTED        UNDERLYING                LONG TERM         ALL
PRINCIPAL                           ANNUAL           STOCK             OPTIONS & STOCK           INCENTIVE         Other
POSITION YEAR     SALARY   BONUS    COMPENSATION     AWARDS            APPRECIATION RIGHTS       PAYOUTS           COMPENSATION
-------- ----     ------   -----    ------------     ------            -------------------       -------           ------------
(1)      1998     None     None     None             None              None                      None              (6)
(1)      1999     None     None     None             None              None                      None              (6)
(2)      1999     None     None     None             None              200,000 Shares            None              None
(3)      1999     None     None     (7)              50,000 Shares     None                      None              None
(4)      1999     None     None     $ 45,000 (8)     None              None                      (9)               (10)
(5)      1999     None     None     $ 54,000 (11)    None              None                      (12)              (13)
-------

(1) Edward Granville-Smith, Jr., president and chief executive officer during the period beginning on July 1, 1997 and ending on November 11, 1998.

(2) Charles J. Scimeca, president and chief executive officer during the period beginning on November 11, 1998 and ending on June 30, 1999.

(3) G. Richard Chamberlin, Esquire, secretary and general counsel to the Registrant during the period beginning on November 11, 1998 and ending on June 30, 1999.

(4) J. Bruce Gleason, the current president and chief executive officer of the Registrant's American Internet subsidiary, received 748,718 shares of the Registrant's common stock in consideration for all of his common stock in American Internet, on June 25, 1999, which the parties valued at not less than $0.50 per share ($374,359 in the aggregate).

(5) Michael D. Umile, the current vice president and chief operating officer of the Registrant's American Internet subsidiary, received 734,038 shares of the Registrant's common stock in consideration for all of his common stock in American Internet, on June 25, 1999, which the parties valued at not less than $0.50 per share ($367,019 in the aggregate).

(6) During the 12 month period ended June 30, 1999, Mr. Granville-Smith received 47,000 shares of the Registrant's common stock and all of the Registrant's real estate operations, in settlement of all potential claims that Mr. Granville-Smith or his affiliates may have had against the Registrant, including claims under his employment agreement with the Registrant in effect since 1995 (see Part I, Item 1, Description of Business and Part III, Item 12, Certain Relationships and Related Transactions for details of the settlement). At the time of their authorization for issuance by the board of directors (March 22, 1999), the market value for such shares, based on the closing price reported for the Registrant's common stock on the OTC Bulletin Board, was $0.25 per share (an aggregate of $11,750 for the 47,000 shares received. The book value of the Registrant's assets conveyed to Mr. Granville-Smith by the Registrant, as reported in the Registrant's audited balance sheet for the year ended December 31, 1998, were $ 377,275. In addition to the foregoing, during the 12 month period ended on June 30, 1998, Mr. Granville-Smith received the sum of $5,000 from the Registrant as repayment for unaccounted expenses that Mr. Granville-Smith claimed to make on behalf of the Registrant, but could not document; and, during the 12 month period ended on June 30, 1999, Mr. Granville-Smith received the sum of $5,000 from the Registrant as repayment for unaccounted expenses that Mr. Granville-Smith claimed to make on behalf of the Registrant, but could not document.

(7) During November of 1998, Yankees relinquished a portion of its right to subscribe for shares of the Registrant's common stock (as to 125,000 of the shares involved) in favor of Mr. Chamberlin. The subscription rights were relinquished by Yankees as an inducement for Mr. Chamberlin to serve as a member of the Registrant's board of directors and as its general counsel for the period during which Yankees was not to receive hourly or licensing fees under its consulting agreement with the REGISTRANT (I.E., until November 23, 1999).

(8) Represents distributions of profits from American Internet received by Mr. Gleason during the period starting on July 1, 1998 and ending on June 30, 1999. Until June 25, 1999, American Internet was subject to taxation under Sub-Chapter S of the Internal Revenue Code of 1986, as amended.

(9) Pursuant to rights granted in conjunction with the Registrant's acquisition of American Internet, during the five years ending on June 30, 2004, Mr. Gleason will receive up to an additional 2,643,892 shares of the Registrant's common stock in exchange for his shares of American Internet common stock, based on American Internet's net, pre-tax profits during such period (see "Part I, Item 1, Description of Business").

(10) During the period starting on July 1, 1998 and ending on June 30, 1999, Mr. Gleason received approximately $4,008 in benefits from American Internet, involving insurance, health insurance and similar perquisites.

(11) Represents distributions of profits from American Internet received by Mr. Umile during the period starting on July 1, 1998 and ending on June 30, 1999. Until June 25, 1999, American Internet was subject to taxation under Sub-Chapter S of the Internal Revenue Code of 1986, as amended.

(12) Pursuant to rights granted in conjunction with the Registrant's acquisition of American Internet, during the five years ending on June 30, 2004, Mr. Umile will receive up to an additional 2,592,054 shares of the Registrant's common stock in exchange for his shares of American Internet common stock, based on American Internet's net, pre-tax profits during such period (see "Part I, Item 1, Description of Business").

(13) During the period starting on July 1, 1998 and ending on June 30, 1999, Mr. Umile received approximately $3,276 in benefits from American
         Internet,   involving   insurance,   health   insurance   and   similar
         perquisites.

(C)      OPTIONS AND STOCK APPRECIATION RIGHTS GRANTS TABLE


                                    QUANTITY OF               PERCENTAGE OF TOTAL
                                    SECURITIES                OPTIONS OR STOCK
                                    UNDERLYING                APPRECIATION      EXERCISE
                                    OPTIONS & STOCK           RIGHTS GRANTED    OR BASE
                                    APPRECIATION              TO EMPLOYEES      PRICE PER        EXPIRATION
NAME                                RIGHTS GRANTED            IN FISCAL YEAR    SHARE            DATE
----                                --------------            --------------    -----            ----
Edward Granville-Smith, Jr.         None                      None              Not Applicable   Not Applicable
Charles J. Scimeca                  200,000 shares            100%              $0.02            December 31, 2000


(D) AGGREGATED OPTION & STOCK APPRECIATION RIGHT EXERCISES AND FISCAL YEAR-END OPTIONS & STOCK APPRECIATION RIGHT VALUE TABLE

                                                                       NUMBER OF
                                                                       SECURITIES
                                                                       UNDERLYING
                                                                       OPTIONS &        VALUE OF
                                                                       STOCK            UNEXERCISED
                                                                       APPRECIATION     IN-THE-MONEY
                                    SHARES                             RIGHTS AT        OPTIONS & STOCK
                                    ACQUIRED         VALUE             FISCAL           APPRECIATION RIGHTS
NAME                                ON EXERCISE      REALIZED          YEAR END         AT FISCAL YEAR END
----                                -----------      --------          --------         ------------------
Edward Granville-Smith, Jr.         None             None              None             None
Charles J. Scimeca                  None             None *            200,000 Shares   $298,000.00
-------

* Mr. Scimeca transferred all of his rights to the Registrant's securities, including those reflected in this table, to Palmair, Inc., a Bahamian corporation, with an address at 55 Frederick Street, Box CB-13039; Nassau, Bahamas ("Palmair"). Chrisje Gentis-VerMeulen, an individual with an address at Brouwrij 8; Breukelen (UTR) 3621, The Netherlands ("Mr. Gentis-VerMeulen"), is listed as the record stockholder and director of Palmair.

(E)      LONG TERM INCENTIVE PLAN AWARDS TABLE

                                                                                ESTIMATED FUTURE PAYOUTS UNDER
                                    NUMBER           PERFORMANCE                NON-STOCK PRICED BASED PLANS
                                    OF SHARES        OR OTHER PERIOD
                                    UNITS OR         UNTIL MATURATION           THRESHOLD        TARGET   MAXIMUM
NAME                                OTHER RIGHTS     OR PAYOUT                  SHARES           SHARES   SHARES
----                                ------------     ---------                  ------           ------   ------
Edward Granville-Smith, Jr.         None             None                       None             None     None
Charles J. Scimeca                  None             None                       None             None     None
J. Bruce Gleason (1)                (2) (3)          (2)                        (2)(5)(6)        (2)      2,643,892
Michael D. Umile (1)                (2) (4)          (2)                        (2)(5)(6)        (2)      2,592,054
--------


(1) Although the Registrant and Messrs. Gleason and Umile do not believe that additional shares issuable in exchange for the American Internet common stock based on its future performance constitute compensation from the Registrant, but rather, a deferred contingent calculation if the value of the American Internet common stock, they have elected to provide the following disclosure in an abundance of caution.

(2) The Registrant is required to issue additional shares of its common stock to Messrs. Gleason and Umile as additional shares exchanged for the American Internet common stock (the "Additional Exchange Shares"), predicated on American Internet's attaining the following annual net, pre-tax profit thresholds determined as of June 30 of each year in accordance with generally accepted accounting principals, consistently applied ("GAAP"), as follows:

               GOAL           TIME FRAME          ADDITIONAL EXCHANGE SHARES
         (A)   $200,000       2000                500,000 Shares;  or
               $259,000       2000                875,000 Shares;

         (B)   $500,000       2001                800,000 Shares;  or
               $559,000       2001                1,175,000 Shares;

         (C)   $1,000,000     2002                800,000 Shares;
               $1,5000,000    2003                800,000 Shares;
               $2,000,000     2004                800,000 Shares;
               $2,500,000     2005                800,000 Shares.


(3)      Mr.   Gleason   is   entitled,    on   each   occasion,    to   receive
         748,718/1,486,736ths of the Registrant's common stock issued.

(4)      Mr.   Umile   is    entitled,    on   each    occasion,    to   receive
         734,038/1,486,736ths of the Registrant's common stock issued.

(5) As set forth in the reorganization agreement between the Registrant and the former stockholders of American Internet, in the event that the thresholds are not attained and the Registrant has provided American Internet with at least $250,000 in funding for its operations, then:

         (A) If the net, pre tax earnings are less than 33% of the required threshold during the subject 12 month period, the Additional Exchange Shares for such period will be forfeited;

         (B) If the net, pre tax earnings are between 33% and 80% of the required threshold during the subject 12 month period, the Additional Exchange Shares for such period and the required threshold will be carried over to the next year, increasing both the aggregate threshold and the aggregate bonus attainable for such year; and

         (C) If the net, pre tax earnings are between 80% and 100% of the required threshold during the subject 12 month period, the Additional Exchange Shares for such period will be prorated.

(6) In the event that the thresholds are not attained but the Registrant has not provided American Internet with at least $250,000 in funding for its operations, then, the Additional Exchange Shares for such period will be prorated.

(F)      COMPENSATION OF DIRECTORS

     The Registrant does not currently have any standard compensation arrangements for its directors. However, Yankees has proposed that at such time as the Registrant has, on a consolidated basis, earned a net, after tax profit of at least $100,000 per quarter for four calendar quarters, the Registrant provide the following standard compensation to each director:

* Insurance to cover the Registrant's indemnification obligations, if available on terms deemed economically reasonable under the circumstances, which do not materially, detrimentally affect the Registrant's liquidity at the time.

* Health and life insurance coverage, if available on terms deemed economically reasonable under the circumstances, which do not materially, detrimentally affect the Registrant's liquidity at the time.

* Options under a non-qualified stock option plan similar to that currently under consideration, in a basic set amount for all directors, as consideration for their agreement to serve as directors for a period of one year, subject to forfeiture if they fail to remain as members of the Registrant's board of directors for such period.

* Options under a non-qualified stock option plan similar to that currently under consideration, the quantity of which would be based on the number of meetings of the board of directors or committees thereof attended, in person (rather than by telephone or other alternative to in person meetings), and any chairmanships therein held.

* A $500 per diem cash allowance for all meetings or functions attended at the request of the Registrant for all directors who were not also officers or employees of the Registrant or its subsidiaries.

     During the fiscal year that started on July 1, 1998 and ended on June 30, 1999, the members of the Registrant's board of directors during such times received the following compensation:

*        During November of 1998,  Messrs. G. Richard  Chamberlin and Anthony Q.
         Joffe and Mrs. Penny Adams Field all received the rights to purchase 62,500 shares of the Registrant's common stock at a price $0.02 per share,  which they  immediately  exercised.  The  right was  originally granted by the Registrant to Yankees, but was used by Yankees to recruit Messrs. G. Richard Chamberlin and Anthony Q. Joffe and Mrs. Penny Adams Field as members of the Registrant's board of directors for the period during which Yankees was not to receive hourly or licensing fees under its consulting agreement with the Registrant (i.e., until November 23, 1999). Mr. Chamberlin was allocated an additional 62,500 shares based on his agreement to also serve as the Registrant's secretary and general counsel.

* During November of 1998, Mr. Charles J. Scimeca received an option to purchase 200,000 shares of the Registrant's common stock at an exercise price of $0.02 per share, until December 31, 2000. Such option was granted, without allocation, for his agreement to serve as the Registrant's acting president, and as a member of the Registrant's board of directors, as well as consideration for past services to the Registrant during the tenure of Edward Granville-Smith, Jr. as the Registrant's sole director, president and chief executive officer.

     Neither J. Bruce Gleason nor Mark Granville-Smith received any compensation for their services as directors of the Registrant, rather, in each case, the director obtained his membership pursuant to contractual arrangements that obligated the Registrant to elect them.

     As a material subsequent event, Michael Harris Jordan was elected as the Registrant's president and as a member of its board of directors, effective as of August 6, 1999. As compensation for all of his roles with the Registrant, Mr. Jordan was granted the compensation described in the summary of his employment agreement described below.

(G) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS.

GENERAL:

     During the fiscal year that started on July 1, 1998 and ended on June 30, 1999, the Registrant had no employment contracts, termination of employment or change in control arrangements with any of its executive officers, except:

* Pursuant to Edward Granville-Smith, Jr.'s employment agreement, which was terminated and settled by mutual agreement, as described in Part I,
         Item 1, Description of Business.

* Employment agreements between J. Bruce Gleason and Michael D. Umile and American Internet, Inc., the wholly owned subsidiary acquired by the Registrant on June 25, 1999, inherited by the Registrant in conjunction with such acquisition but modified as to compensation pursuant to an agreement between the Registrant, American Internet and Messrs. Gleason and Umile.

     In addition, as a material subsequent event, the Registrant has entered into an employment agreement with Michael Harris Jordan.

SUMMARIES OF CURRENT EMPLOYMENT CONTRACTS:

Edward Granville-Smith, Jr.

     The employment agreement with Edward Granville-Smith, Jr. was summarized in the Registrant's report on Form 10-KSB for the year ended December 31, 1998. Since it has, in effect, been rescinded, it is no longer material and will not be included, rather, it is incorporated by reference as permitted by Exchange Act Rule 12b-23.

Messrs. Gleason and Umile

     The employment agreements between American Internet and Messrs. J. Bruce Gleason and Michael D. Umile were summarized in the Registrant's report on Form 8-K filed by the Registrant on July 12, 1999. They were subsequently modified, as disclosed in the Registrant's report on Form 8-K filed by the Registrant on September 9, 1999. The following summary reflects such modifications.

     Messrs. Gleason and Umile are parties to employment agreements with American Internet that expire on June 14, 2004 and which, except for titles and responsibilities, reflect virtually identical terms. The following summary of such agreements is qualified in its entirety by reference to the agreements themselves, which are incorporated by reference as exhibits to this report (see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation S-B"):

Term: An initial term of five years, staring on June 15, 1999, subject to earlier termination as described below and to ongoing annual renewals unless the party desiring not to renew provides the other with at least 30 days prior written notice of intent not to renew.

Compensation:       Originally  $75,000  per  annum,  payable  bi-monthly,  with increases  to $5,000 per year  during the 4th and 5th years;
                    however,   it  has  been  reduced  by  agreement   with  the
                    Registrant to $52,000 per year until profits justify an increase.

Benefits:           Three weeks paid  vacation  during the first three years and four weeks paid vacation thereafter; reimbursement for travel and other properly documented business expenses;
                    participation in health and life insurance plan and in all other benefits generally available to any other employees
                    (E.G., retirement plans, profit sharing plans);

Indemnification:    Prepayment of all costs,  expenses and judgments  related to or provided at the request of American Internet, provided that representation is by legal counsel selected by the Registrant and that applicable conflicts of interest are waived.

Early termination:  American  Internet can terminate the  employment  agreements only, for cause (e.g., the inability through sickness or other incapacity to discharge duties for ninety or more consecutive days or for a total of one hundred eighty or more days in a period of twelve consecutive months; refusal to follow directions of the board of directors; dishonesty; theft; or conviction of a crime; material default in the performance of obligations, services or duties required under the employment agreement (other than for illness or incapacity) or materially breach of any provision of the employment agreement, which continues for twenty days after written notice if it resulted in material damage); discontinuance of business; and death. In the event of a dispute concerning termination due to breach or default, compensation will be continued until resolution of such dispute by a tribunal of competent jurisdiction, subject to repayment upon final determination that such compensation was not called for.

     The employment agreements contain broad confidentiality and non-competition covenants subject to judicial restructuring if found to be legally unenforceable which provide for both injunctive relief and liquidated damages. The benefits are subject to renegotiation if the Registrant effects other acquisitions and employees of such acquired entities have benefits on more favorable terms.

Michael Harris Jordan

     The terms of Mr. Jordan's compensation for services to the Registrant are set forth in his employment agreement with the Registrant (the "Jordan Agreement"), a copy of which is incorporated by reference as an exhibit to this current report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation S-B." The following summary information extracted from the Jordan Agreement is qualified in its entirety by reference to the Jordan Agreement.

Duties:

          Serve as the Registrant's official spokesman and principal point of contact between the Registrant and the media (print, electronic, voice and picture), the investment community and the Registrant's security holders;

          Be responsible for supervision of all of the Registrant's other officers;

          Be responsible for the Registrant's compliance with all applicable laws, including federal, state and local securities laws and tax laws;

          Be responsible for supervision of the Registrant's subsidiaries; and,

          Perform such other duties as are assigned to him by the Registrant's board of directors, subject to compliance with all applicable laws and fiduciary obligations.

Other Activities:

          Mr. Jordan must perform his employment duties in good faith and, subject to the exceptions specified below, to devote substantially all of his business time, energies and abilities to the proper and efficient management and execution of such duties. The other permissible activities are the rendering of services under the following pre-existing agreements:

          * An agreement with the Southeast Companies, Inc., a Florida corporation, which has been assigned thereby to Yankees, calling for Mr. Jordan to provide services thereto and to its clients;

          * An agreement to serve as president of Southeast Counseling & Management, a division of the Southeast Companies, Inc.;

          * An agreement to serve as president of Securities Counseling & Management, Inc., a Florida corporation involved in business consulting activities;

          * An agreement to serve as an officer of Zagreus, Inc., a currently inactive public company in the process of reorganization; and,

          * An agreement to serve as a registered representative and registered principal with Sunshine Securities Corporation (which has consented in writing to Mr. Jordan's service as president of the Registrant).

               The Registrant's consent to Mr. Jordan's continuation in such roles is conditioned on his agreement that his role as the Registrant's president will take priority in allocation of time and resources to any activities pertaining to such roles, and that he will resolve any actual conflicts of interest resulting from such roles in favor of the Registrant.

Status:

          Mr. Jordan will serve as an employee of the Registrant but will have no authority to act as an agent thereof or to bind the Registrant or its subsidiaries as a principal or agent thereof without the specific consent of the Registrant's board of directors, all such functions being reserved to the board of directors in compliance with the requirements of its constituent documents.

Limitations:

          Mr. Jordan has agreed that he will not:

          * Release any financial or other material information or data about the Registrant without the prior written consent and approval of the Registrant's general counsel; or, conduct any meetings with financial analysts without informing the Registrant's general counsel and board of directors in advance of the proposed meeting and the format or agenda of such meeting.

          * Disclose to any third party any confidential non-public information furnished by the Registrant except on a need to know basis, and in such case, subject to appropriate assurances that such information will not be used, directly or indirectly, in any manner that would violate state or federal prohibitions on insider trading of the Registrant's securities.

          * Take any action which would in any way adversely affect the reputation, standing or prospects of the Registrant or which would cause the Registrant to be in violation of applicable laws.

               In any circumstances where Mr. Jordan is describing the securities of the Registrant to a third party, Mr. Jordan has agreed to disclose to such person any compensation received from the Registrant to the extent required under any applicable laws, including, without limitation, Section 17(b) of the Securities Act of 1933, as amended.

Term:

          The Jordan Agreement is for a term of one year, subject to automatic annual renewal thereafter unless the Party deciding not to renew provides the other with written notice of intention not to renew prior to the 60th day before termination of the then effective term or renewal thereof.

Compensation:

          * An option to purchase up to 100,000 shares of the Registrant's common stock during the 36 month period commencing at the end of the 365th day following commencement of the initial term of the Jordan Agreement, at $0.69 per share, provided that:

               A. He remains in the employ of the Registrant for a period of not less than 365 consecutive days;

               B.      He has not been discharged by the Registrant for cause;

               C.      He fully complies with the  provisions of the  employment
                       agreement,   including,    without    limitation,     the
                       confidentiality and non-competition sections thereof;

          * In the event that Mr. Jordan arranges or provides funding for the Registrant on terms more beneficial than those reflected in the Registrant's current principal financing agreements, copies of which are included among the Registrant's records available through the SEC's EDGAR web site, Mr. Jordan will be entitled, at his election, to either:

               A.   A fee equal to 5% of such savings, on a continuing basis; or

               B. If equity funding is provided through Mr. Jordan or any of his affiliates, a discount of 5% from the bid price for the subject equity securities if they are issuable as free trading securities, or, a discount of 25% from the bid price for the subject equity securities if they are issuable as restricted securities (as the term restricted is used for purposes of SEC Rule 144); and

               C. If equity funding is arranged for the Registrant by Mr. Jordan and the Registrant is not obligated to pay any other source compensation in conjunction therewith (other than the normal commissions charged by broker dealers in securities in compliance with the compensation guidelines of the NASD), Mr. Jordan will be entitled to a bonus in a sum equal to 5% of the net proceeds of such funding.

          * In the event that Mr. Jordan generates business for the Registrant, then, on any sales resulting therefrom, Mr. Jordan will be entitled to a commission equal to 5% of the net income derived by the Registrant therefrom, on a continuing basis.

Benefits:

          Mr. Jordan is entitled to any benefits generally made available to all other employees (rather than to a specified employee or group of employees) of the Registrant or its subsidiaries.

Indemnification:

          The Registrant has agreed to defend, indemnify and hold Mr. Jordan harmless from all liabilities, suits, judgments, fines, penalties or disabilities, including expenses associated directly, therewith (e.g. legal fees, court costs, investigative costs, witness fees, etc.) resulting from any reasonable actions taken by him in good faith on behalf of the Registrant, its affiliates or for other persons or entities at the request of the board of directors of the Registrant, to the fullest extent legally permitted, and in conjunction therewith, has agreed that it will assure that all required expenditures are made in a manner making it unnecessary for Mr. Jordan to incur any out of pocket expenses; provided, however, that Mr. Jordan permits the Registrant to select and supervise all personnel involved in such defense and that Mr. Jordan waives any conflicts of interest that such personnel may have as a result of also representing the Registrant, its stockholders or other personnel and agrees to hold them harmless from any matters involving such representation, except such as involve fraud or bad faith.

Early termination:

          The Registrant can terminate Mr. Jordan's employment agreement only, for cause (E.G., the inability through sickness or other incapacity to discharge duties for 21 or more consecutive days or for a total of 45 or more days in a period of twelve consecutive months; refusal to follow directions of the board of directors; dishonesty; theft; or conviction of a crime involving moral turpitude; material default in the performance of obligations, services or duties required under the employment agreement (other than for illness or incapacity) or materially breach of any provision of the employment agreement, which continues for 5 days after written notice, if it resulted in material damage; discontinuance of business; and death. In the event of a dispute concerning termination due to breach or default, compensation will be continued until resolution of such dispute by a tribunal of competent jurisdiction, subject to repayment upon final determination that such compensation was not called for.

     The employment agreements contain broad non-disparagement, confidentiality and non-competition covenants (subject to judicial restructuring if found to be legally unenforceable) which provide for both injunctive relief and liquidated damages.

(H)      REPORT OF RE-PRICING OF OPTIONS OR STOCK APPRECIATION RIGHTS

     During the period commencing on July 1, 1998 and ending on June 30, 1999 (and during the subsequent period prior to the date of this report), the Registrant has not adjusted or amended the exercise price of stock options or stock appreciation rights previously awarded to any of the named executive officers, whether through amendment, cancellation or replacement grants, or any other means.

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables disclose information concerning ownership of the Registrant's common stock by officers, directors and principal stockholders (holders of 5% or more of the Registrant's common stock). All footnotes follow the second table. The Registrant's currently outstanding shares of common stock, for purposes of these calculations, are calculated based on information available as of September 30, 1999, and include both currently outstanding securities (8,192,384) and securities which a named person has a right to acquire within 60 days following the date of this report. Consequently, the number of shares deemed outstanding for purposes of Table A will vary materially from those deemed outstanding for purposes of Table B.

(A)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     As of September 30, 1999, the following persons (including any "group") are, based on information available to the Registrant, beneficial owners of more than five percent of the Registrant's common stock (its only class of voting securities). Of the number of shares shown in column 3, the associated footnotes indicate the amount of shares with respect to which such persons have the right to acquire beneficial ownership as specified in Commission Rule 13(d)(1), within 60 days following the date of this report. For purposes of this Table,
10,213,752   shares  of  the  Registrant's   common  stock  are  assumed  to  be
outstanding.

Footnotes follow Table B.

                                     Table A
                             PRINCIPAL STOCKHOLDERS:

                  NAME AND                                  AMOUNT AND
                  ADDRESS OF                                NATURE OF           PERCENT
TITLE             BENEFICIAL                                BENEFICIAL          OF
OF CLASS          OWNER                                     OWNERSHIP           CLASS

Common            The Yankee Companies, Inc.                2,925,015 (2)       28.6%
                  902 Clint Moore Road, Suite 136
                  Boca Raton, Florida 33487

Common            Edward Granville-Smith, Jr.               962,000 (3)         09.4%
                  3821-B Tamiami Trail, Suite 201
                  Port Charlotte, Florida, 33952

Common            The Tucker Family                         877,500 (4) (2)     08.6%
                  7359 Ballantrae Court
                  Boca Raton, Florida 33487

Common            Jerry C.  Spellman                        810,000 (5)         07.9%
                  2510 Virginia Avenue, NW
                  Washington, D.C.  20037

Common            Palmair, Inc.,                            650,000 (6)         06.4%
                  55 Frederick Street, Box CB-13039
                  Nassau, Bahamas

Common            J.  Bruce Gleason                         622,480 (7)         06.1%
                  46 Havenwood Drive
                  Pompano Beach, Florida 33064

Common            Michael D.  Umile                         610,276 (8)         06.0%
                  210 Oregon Lane
                  Boca Raton, Florida 33487

Common            The Calvo Family                          570,500 (9) (2)     05.6%
                  1941 Southeast 51st Terrace
                  Ocala, Florida 34471

Common            Xcel                                      415,000 (10)        04.1%
                  224 MIDDLE ROAD, 2ND Floor
                  Hazlet, New Jersey 07730



(B)      SECURITY OWNERSHIP OF MANAGEMENT

     As of September 30, 1999, the following Table discloses the Registrant's common stock (the only outstanding class of equity securities for the
Registrant, its parents or subsidiaries held by persons other than the Registrant) other than directors' qualifying shares, beneficially owned by:


         *        all directors and nominees, naming them each;

         * each of the named executive officers as defined in Item 402(a of Commission Regulation S-B;

         * and all directors and executive officers of the Registrant as a group, without naming them.

     The Table shows in column 3 the total number of shares beneficially owned and in column 4 the percent so owned. Of the number of shares shown in column 2, the associated footnotes indicate the amount of shares, if any, with respect to which such persons have the right to acquire beneficial ownership as specified in Commission Rule 13(d)(1), within 60 days following the date of this report (none being applicable). For purposes of this Table, 8,192,384 shares of the Registrant's common stock are assumed to be outstanding (the actual number currently outstanding). Footnotes for Table A and Table B follow this Table.
@@
                                     Table B
                        SECURITY OWNERSHIP OF MANAGEMENT:

NAME AND                                    AMOUNT
ADDRESS OF                                  OF                NATURE OF                   PERCENT
BENEFICIAL                                  EQUITY            BENEFICIAL                  OF
OWNER    (1)                                OWNED             OWNERSHIP                   CLASS
-----    ---                                -----             ---------                   -----

Michael Harris Jordan                       None              None (11)                   None
21131 Northeast 24th Court
Miami, Florida 33180

G.  Richard Chamberlin                      175,000          Record and beneficial (12)   2.1%
4518 Southwest 44TH Lane
Ocala, Florida 34474

Penny Adams Field                           62,500            Record and beneficial (13)  0.8%
2424 Longboat Drive
Naples, Florida 34104

Anthony Q.  Joffe                           62,500            Record and beneficial (13)  0.8%
101 Southeast 11th Avenue
Boca Raton, Florida 33486

J.  Bruce Gleason                           622,480           Record and beneficial (6)   7.6%
46 Havenwood Drive
Pompano Beach, Florida 33064

Michael D.  Umile                           610,276           Record and beneficial (7)   7.4%
210 Oregon Lane
Boca Raton, Florida 33487

Mark Granville-Smith                        20,000            Beneficial & control (14)   0.2%
10460 Donfries Road, Suite 121
Manassas, Virginia 20110

Charles J. Scimeca                          None              Not applicable (9)          0.00%
320 Island Way, Number 210
Clearwater, Florida 33767

All officers and directors

as a group                                  1,552,756         Record and beneficial       19.0%
--------

FOOTNOTES TO TABLES A AND B.

(1) The only class of the Registrant's outstanding equity securities is common stock.

(2) The Yankee Companies, Inc., a Florida corporation, is owned in equal shares by members of the Calvo and Tucker families. Consequently, half of its securities should be attributed beneficially to the Calvo family and half to the Tucker family. See Notes (4) and (8) for additional shares attributable to the Tucker and Calvo Families. The shares listed include 1,806,368 shares representing a hypothetical exercise, as of September 30, 1999, of Yankees rights under its consulting Agreement with the Registrant to purchase 10% of the Registrant's outstanding and reserved common stock (but see "Part II, Item 5, Market for Common Equity and Related Stockholder Matter" for details concerning the current computation and "Part III, Item 12, Certain Relationships and Related Transactions" for a more detailed description of Yankees' option rights). The total does not include up to 525,000 shares that Yankees may obtain over the five year period ending on June 30, 2004, based on American Internet's net pretax profits during such period; or, shares that it will receive as consideration for the pledge of 35,000 shares of the Registrant's common stock as collateral for a $75,000 loan to American Internet from Xcel, since they are not issuable within the next 60 days.

(3)      Record   ownership  is  held  by  K.  Walker   International,  Ltd.,  a
         Bahamian corporation.

(4) The Tucker family is comprised of Michelle Tucker, her husband Leonard Miles Tucker and Shayna and Montana, their minor daughters. Mrs. Tucker holds 108,750 of the shares in trust for each of her minor daughters and the balance of the shares are held by Blue Lake Capital Corp., a Florida corporation owned by Mrs. Tucker. Mr. Tucker serves as the president of Yankees and he or his family own 50% of its equity securities, consequently, 50% of the Registrant's securities held or attributed to Yankees should be attributed to the Tucker family. See Note (2).

(5) Record ownership is held by Bolina Trading Co., S.A., a Panamanian corporation, except with reference to 2,701 shares (2400 shares of record held by Mr. Spellman personally and 301 shares held of record by First Investment Planning Company). Mr. Spellman is the Managing Director of Bolina Trading Co., S.A. a/k/a Bolina Trading Corp., S.A.

(6) Palmair, Inc., is a Bahamian corporation, with an address at 55 Frederick Street, Box CB-13039; Nassau, Bahamas ("Palmair"). Chrisje Gentis-VerMeulen, an individual with an address at Brouwrij 8; Breukelen (UTR) 3621, The Netherlands ("Mr. Gentis-VerMeulen"), is listed as the record stockholder and director of Palmair. The shares listed include an option to purchase 200,000 shares of the Registrant's common stock at $0.02 per share until December 31, 2000. All such shares were acquired from Charles J. Scimeca.

(7) Mr. Gleason serves as a member of the Registrant's board of directors and as the president of its American Internet subsidiary. He obtained his shares in exchange for shares in American Internet. The total does not include up to 2,643,892 shares that Mr. Gleason may obtain over the five year period ending on June 30, 2004, based on American Internet's net pretax profits during such period.

(8) Mr. Umile serves as the vice president of the Registrant's American Internet subsidiary. He obtained his shares in exchange for shares in American Internet. The total does not include up to 2,592,054 shares that Mr. Umile may obtain over the five year period ending on June 30, 2004, based on American Internet's net pretax profits during such period.

(9) The Calvo Family is comprised of Cyndi N. Calvo, William A. Calvo, III, her husband, and their three minor children, William, Alexander and Edward and the information provided includes all of the shares held by the Calvo Family Spendthrift Trust, a Florida trust created in February of 1986, for the benefit of the members of the Calvo Family. Mr. and Mrs. Calvo serve as trustees. Mr. Calvo serves as the vice president of Yankees and he and his family collectively own 50% of its equity securities, consequently, 50% of the Registrant's securities held or attributed to Yankees should be attributed to the Calvo Family. See Note (2).

(10) Xcel (Xcel Associates, Inc.), is a privately held New Jersey corporation in which Mr. Edward Whelan serves as president. The shares reported do not include 1,000,000 shares of the Registrant's common stock that Xcel has the right to acquire for $0.75 per share pursuant to an outstanding warrant because the warrant is not expected to be exercisable within the next 60 days.

(11) Mr. Jordan serves as a director and as the Registrant's president. Does not include 100,000 shares of the Registrant's common stock that Mr. Jordan is entitled to purchase pursuant to the terms of his employment agreement because they are not exercisable within the next 60 days (see "Part III, Item 10, Executive Compensation").

(12) Mr. Chamberlin serves as a director and as the Registrant's secretary and general counsel.

(13) Ms. Field and Mr. Joffe serve as members of the Registrant's board of directors and as members of its audit committee, which Mrs. Field.

(14) Mr. Mark Granville-Smith served as a member of the Registrant's board of directors from July 1, 1999 until September 17, 1999, when he resigned for personal reasons. On March 26, 1999, the Registrant issued 20,000 shares of its common stock to the Mark Granville-Smith Trust, in consideration undefined for consulting and bookkeeping services for the benefit of Registrant. The shares were issued at the direction of Edward Granville-Smith, Jr., then the Registrant's sole director and Mark Granville-Smith's father.

(C)      CHANGES IN CONTROL

     The Registrant is not aware of any arrangements that may result in a change in control of the Registrant. However, it notes that a change in control may result based on the earn out provisions of the American Internet acquisition pursuant to which an additional 5,250,000 shares may be issued to the former American Internet stockholders and an additional 525,000 shares may be issued to Yankees. Additionally, a change in control may result based on a future acquisition, in light of the Registrant's goal of developing its business through acquisitions.

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) TRANSACTIONS WITH DIRECTORS, NOMINEES FOR ELECTION AS A DIRECTOR, EXECUTIVE OFFICERS, TEN PERCENT+ STOCKHOLDERS OR THEIR IMMEDIATE FAMILIES

     During the period starting on July 1, 1997 and ending on June 30, 1999, the Registrant was a party to the following transactions in which:

         *        a director or executive officer of the Registrant,

         *        a nominee for election as a director,

         * a beneficial owner of ten percent or more of the Registrant's common stock, or

         *        any member of the immediate family of any of the foregoing;

had or will have a direct or indirect interest, and did not involve: rates or charges determined by competitive bids; services at rates or charges fixed by law or governmental authority; services as a bank depository of funds, transfer agent, registrar, trustee under a trust indenture; or, similar services:

                                    RELATIONSHIP                       NATURE OF                 AMOUNT
                                    TO THE                             INTEREST IN THE           OF SUCH
NAME                                REGISTRANT                         TRANSACTION               INTEREST

Yankees                             Ten percent +    stockholder       Consulting                (1)
                                                                       agreement

                                                                       Subscription for          (2)
                                                                       common stock

                                                                       Subscription for          (3)
                                                                       common stock

G. Richard Chamberlin               Director & executive               Subscription for          (4)
                                    officer                            common stock

Edward Granville-Smith, Jr.         Director and ten percent           Acquisition of all        (5)
                                     plus stockholder                  of the Registrant's
                                                                       real estate assets,
                                                                       grant of common
                                                                       stock and
                                                                       reimbursement for
                                                                       non-documented
                                                                       expenses.

Charles J. Scimeca                  Director & executive               Grants of common          (6)
                                    Officer                            stock

Charles J. Scimeca                  Director & executive               Grant of Option for       (6)
                                    Officer                            common stock

Anthony Q. Joffe                    Director & member of               Subscription for          (7)
                                    the audit committee                common stock

Penny Adams Field                   Director & chairperson of          Subscription for          (8)
                                    the audit committee                common stock

J. Bruce Gleason                    Director & president of            Reorganization            (9)
                                    American Internet                  agreement

J. Bruce Gleason                    Vice president of                  Reorganization            (9)
                                    American Internet                  agreement

Yankees & Xcel                      Stockholders                       Loan                      (10)

The Calvo Family                    Stockholders                       Proposed loan             (11)
--------

                                      Page 117

(1) Pursuant to the terms of its consulting agreement with the Registrant, Yankees is entitled to the following compensation:

         (A) Options to purchase shares of the Registrants outstanding or reserved common stock (all reserved common stock being treated as outstanding for purposes of such calculation) equal to 10% of the Registrant's outstanding or reserved common stock, immediately following complete exercise of all the options for an aggregate consideration of $60,000, regardless of the quantity of common stock involved, the option having been granted in consideration for Yankees agreement to work with the Registrant for a period of one year, without payment of any other fees, other than:

                  * In the event that Yankees  arranges or provides  funding for the Registrant on terms more beneficial than those reflected in the Registrant's current principal financing agreements as of November 24, 1998, Yankees will be entitled, at its election, to either:

                           1. A fee equal to 25% of such savings, on a continuing basis; or

                           2. If equity funding is provided though Yankees or any affiliates thereof, a discount of 10% from the bid price for the subject equity securities, if they are issuable as free trading securities, or, a discount of 50% from the bid price for the subject equity securities, if they are issuable as restricted securities (as the term restricted is used for purposes of SEC Rule
                                    144); and

                  * In  the  event  that  Yankees  generates  business  for  the
                    Registrant, then, on any sales resulting therefrom, Yankees shall be entitled to a commission equal to 10% of the gross income derived by the Registrant therefrom, on a continuing basis.

                  * In the event that Yankees or any affiliate  thereof arranges for an acquisition by the Registrant, then Yankees shall be entitled to compensation equal to 10% of the compensation paid for such acquisition, in addition to any compensation negotiated and received from the acquired entity or its affiliates. As a result of the American Internet acquisition, Yankees has received 150,000 shares of the Registrant's common stock (27,500 shares of which were distributed to certain of Yankees employees for services provided to the Registrant) and may receive up to an additional 525,000 shares, based on American Internet's performance over the next five years.

         (B) After the initial year, the Registrant is required to pay Yankees the sum of $5,000 per month, ON OR BEFORE THE 25TH of each month, throughout the balance of the consulting agreement or any renewals thereof, the first such payment to be tendered by the Registrant on or before December 25, 1999; however, in light of the Registrant's requirement for cash in order to fund its acquisitions program, Yankees has indicated a willingness to renegotiate its compensation for services after November 24, 1999, by accepting additional common stock, options and extensions of the current options'term on a long term basis. No negotiations have yet been concluded and Yankees has not provided specific details concerning its offer.

         Edward Granville-Smith, Jr., then the Registrant's sole director, determined that the terms of the consulting agreement with Yankees were fair and reasonable under the circumstances since, in light of his failing health and the Registrant's minimal financial resources, the Registrant would have had to terminate its operations and would have lost its assets, were it not for Yankees willingness to recruit new directors and management, provide emergency capital and agree to work without charging hourly billing rates or document licensing fee for a period of one year.

(2) Prior to the time Yankees was formally retained by the Registrant (November 24, 1998), it had already commenced providing services to the Registrant at the request of Edward Granville-Smith, Jr., then the Registrant's sole executive officer and director, and had been granted the right by the Registrant to purchase 1,750,000 shares of the Registrant's common stock for $35,000 in emergency capital required by the Registrant's as a result of its materially poor economic status at the time. Yankees assigned the right to purchase 250,000 of such shares for an aggregate of $5,000 to three persons who agreed to serve as members of the Registrant's board of directors without further compensation for a period equal to that during which Yankees provided its services to the Registrant, without payment of cash fees (as described in note 1). The directors involved where Messrs. Joffe and Chamberlin and Ms. Field. Because Mr. Chamberlin also agreed to serve as the Registrant's secretary and general counsel during such period on the same terms, he received the right to subscribe for twice as many shares as Mr. Joffe and Mrs. Field.

(3)      Yankees  has  purchased  $27,500 in shares of the  Registrant's  common stock in a transaction originally structured as a placement of convertible debentures but restructured by the Registrant, with the consent of all of the subscribers, as a private placement of common stock. Because of its favorable subscription rights under its consulting agreement with the Registrant, Yankees subscription price was $0.25 per share, rather than the $0.50 per share applicable to other subscribers.

(4) Mr. Chamberlin served as legal counsel to the Registrant in conjunction with the preparation and filing of its reports on Form 10-KSB for the years ended December 31, 1996 and 1997. In November of 1998, he was asked by Yankees to serve as a member of the Registrant's board of directors and as its secretary and general counsel and in consideration for his agreement to serve in such capacities, he was granted Yankees' right to purchase 125,000 shares of the Registrant's common stock for an aggregate of $2,500. At the time that Yankees relinquished such rights in favor of Mr. Chamberlin, there was no public market for the Registrant's securities. In addition, the Registrant subsequently issued Mr. Chamberlin an additional 50,000 shares of the Registrant's common stock pursuant to the terms of a retainer agreement that was not consistent with the intent of Yankees in assigning the initial subscription rights to Mr. Chamberlin.

(5) During the 24 month period ended June 30, 1999, Mr. Granville-Smith received 47,000 shares of the Registrant's common stock and all of the Registrant's real estate operations, in settlement of all potential claims that Mr. Granville-Smith or his affiliates may have had against the Registrant, including claims under his employment agreement with the Registrant in effect since 1995 (see Part I, Item 1, Description of Business). The book value of the Registrant's assets conveyed to Mr.

         Granville-Smith by the Registrant, as reported in the Registrant's audited balance sheet for the year ended December 31, 1998, were $377,275. The Registrant's board of directors did not feel that the transaction was fair to the Registrant, since Mr. Granville-Smith and Jerry C. Spellman, an associate of Mr. Granville-Smith refused to return any of the shares they had received for originally transferring the real estate operations to the Registrant (see "Part I, Item 1, Description of Business"); however, the board of directors determined that under the circumstances, the settlement with Mr. Granville-Smith was in the best interest of the Registrant. In addition to the foregoing, since July 1, 1997, Mr. Granville-Smith has received the aggregate sum of $5,000 from the Registrant as repayment for unaccounted expenses that Mr. Granville-Smith claimed to have made on behalf of the Registrant, but could not document. Certain of those payments were a condition to Mr. Granville-Smith's agreement to enter into the settlement agreement with the Registrant.

(6) Mr. Scimeca served as the Registrant's secretary until November of 1998, and from approximately November 11, 1998 until August 6, 1999, he served as a member of the Registrant's board of directors and as its acting president. Prior to July 1, 1997, Mr. Scimeca received 300,000 shares of the Registrant's common stock at the direction of Edward Granville-Smith, Jr., at the time the Registrant's sole director and its president and chief executive officer, for undocumented services on behalf of the Registrant. 150,000 additional shares were issued to Mr. Scimeca, at the direction of Mr. Granville-Smith, on or about March 26, 1998, as a bonus in consideration for his unsuccessful efforts to find acquisition candidates for the Registrant and "for good office representation to the public." On or about December 9, 1998, the Registrant's newly elected board of directors, of which Mr. Scimeca was a member, granted him options to purchase an additional 200,000 shares of the Registrant's common stock on or before December 31, 2000, at an exercise price of $0.02 per share as his only compensation from the Registrant for services as acting president and as a member of its board of directors, and in fulfillment of promises that Mr. Scimeca claimed Mr. Granville-Smith had made but had not complied with at the time Mr. Granville-Smith served as the Registrant's sole director.

(7) In November of 1998, Mr. Joffe was asked by Yankees to serve as a member of the Registrant's board of directors and as a member of its audit committee and in consideration for his agreement to serve in such capacities, he was granted Yankees' right to purchase 62,500 shares of the Registrant's common stock for an aggregate of $1,250, at a time when the bid price for the Registrant's common stock was $0.0625 per share.

(8) In November of 1998, Mrs. Field was asked by Yankees to serve as a member of the Registrant's board of directors and as the chairperson of its audit committee and in consideration for her agreement to serve in such capacities, she was granted Yankees' right to purchase 62,500 shares of the Registrant's common stock for an aggregate of $1,250, at a time when the bid price for the Registrant's common stock was $0.0625 per share.

(9) Messrs. Gleason and Umile were the holders of more than 95% of the common stock of American Internet at the time that the Registrant acquired it on June 25, 1999, in exchange for 2,225,000 shares of its common stock (subsequently reduced by agreement to 1,225,000 shares) and the potential future issuance of an additional 4,500,000 shares of the Registrant's common stock (subsequently increased by agreement to 5,250,000) based on American Internet's performance over the next five years.

(10) Xcel has loaned American Internet $75,000, a portion of which ($23,000) was used to repay the Registrant for certain recent advances pending exercise of the Xcel Warrant. The Registrant issued Xcel 15,000 shares of its common stock in lieu of interest and Yankees pledged 35,000 shares of its common stock as collateral. The
         Registrant and American Internet have agreed to indemnify Yankees in the event that the pledged collateral is retained by Xcel as a result of American Internet's failure to comply with its obligations under the proposed note or for any other reason, indemnification to be at the election of Yankees either in securities of the Registrant selected by Yankees, based on Yankees' rights to discounts under its consulting agreement with the Registrant or in cash, and in either case, such indemnification would include an amount payable as consideration for the use of the collateral in a sum equal to the closing offer price of the Registrant's common stock on the date of the note multiplied by 3,500 (representing 10% of the value of the transaction).

(11) The Registrant's board of directors has formally asked the Calvo Family to consider selling a portion of its common stock in the Registrant that is eligible for resale under Commission Rule 144 and to loan the proceeds derived from such sale, after payment of resulting taxes, to the Registrant in the form of a convertible debenture designed to prevent the Calvo Family from losing any potential increase in the price of the Registrant's common stock, while also protecting their loan in the event such price decreases. The Calvo family has responded that it will agree to such transaction, provided that it obtains assurances from special legal counsel to the Registrant (other than the Registrant's general counsel) that such transaction is structured so that it does not violate applicable securities laws including restrictions under Section 16(a) of the Exchange Act, prohibitions on insider trading, and that it does not create the appearance that the Calvo Family is engaged in "pump and dump" activities. The Registrant expects that such transaction will be effected within five business days after the filing by the Registrant of a periodic or current report under the Exchange Act in order to avoid insider trading prohibitions, pursuant to a policy recommended by Yankees to the Registrant for general application to the Registrant's officers, directors and others with access to material inside information.

(B)      PARENTS OF THE REGISTRANT

         As defined in Rule 405 of Commission Regulation C, a "parent" of a specified person is an affiliate controlling such person directly, or indirectly through one or more intermediaries. The same rule defines an affiliate as a person that directly, or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with, the person specified. Based on such definitions, the Registrant does not believe that it has any "parents." However:

         * The five persons currently holding the largest amount of the Registrant's outstanding common stock (8,192,384 shares being outstanding as of September 30, 1999), listed in order of quantity held, are: Yankees (1,118,674 shares); Edward Granville-Smith, Jr. (962,000 shares); the Tucker Family (877,500 shares); Jerry C. Spellman (810,000 shares); and, J. Bruce Gleason (622,480 shares).

         * The five persons who would hold the largest amount of the Registrant's outstanding common stock if all shares that they may potentially obtain under currently existing agreement were outstanding (approximately 18,063,368 shares being presumed outstanding for such purpose), listed in order of quantity held, would be: J. Bruce Gleason (3,266,372); Michael D. Umile (3,202,330 shares); Yankees (3,200,623); Edward Granville-Smith, Jr. (962,000 shares); and, the Tucker Family (877,500 shares).

         * If Messrs. Gleason's and Umile's shares were combined based on the assumption that they would act in concert (the "American Internet Group") and the shares belonging to Yankees, the Tucker Family and the Calvo Family were aggregated based on the assumption that they would act in concert (the "Yankees Group"), then the American Internet Group would hold 6,468,702 of the approximately 18,063,680 shares which would be outstanding, and the Yankees Group would hold 4,648,623 of such shares. The Registrant has been informed that there are no direct or indirect arrangements or understandings between the members of the "American Internet Group" and the members of the "Yankees Group" (no such groupings actually existing) to act in concert for purposes of controlling the Registrant. Notwithstanding such position, in the event that the Registrant engaged on a course of action that any of the foregoing stockholders found unacceptable, like any other stockholder, it is likely that they would seek to protect their interests in the Registrant through available stockholder action, including derivative litigation or stockholder resolutions, in which case it is probable that two or more of the foregoing stockholders would act in concert for such purposes.

         * Yankees has recruited all of the Registrant's current officers and directors pursuant to its duties under its consulting Agreement with the Registrant. However, Yankees and the Registrant's officers and directors have confirmed to the Registrant's general counsel (who also serves as Yankees' general counsel) that Yankees does not exercise any control over the Registrant's officers or directors other than through persuasion when its personnel advocate a course of action or recommend personnel or potential acquisitions to the Registrant's board of directors, and, through Yankees willingness in the past to provide funds required by the Registrant.


ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS REQUIRED BY ITEM 601OF REGULATION S-B

     The exhibits listed below and designated as filed herewith (rather than incorporated by reference) follow the signature page in sequential order.

DESIGNATION         PAGE
OF EXHIBIT          NUMBER
AS SET FORTH        OR SOURCE OF
IN ITEM 601 OF      INCORPORATION
REGULATION S-B      BY REFERENCE     DESCRIPTION

(1)                    *             Underwriting Agreement

(2)                                  Plan of acquisition, reorganization,
                                     arrangement, liquidation or succession:

         .7         (2)-1            Settlement agreement with Edward Granville-
                                     Smith
         .11        (2)-2            Rescission agreement between Ascot and
                                     American Internet
         .12        (2)-3            Reorganization agreement with American
                                     Internet
         .13        (2)-4            First amendment to reorganization agreement
                                     with American Internet

(3)      (i)                          Articles of incorporation:

         .1          (3)-1            Registrant's certificate of incorporation,
                                      as of December 8, 1964
         .2          132               Amendment to Registrant's certificate of
                                      incorporation, dated July 5, 1995.

         .3          (3)-2            Amendment to Registrant's certificate of
                                      incorporation, dated July 7, 1999.

         (ii)        (3)              Bylaws:

         3.2         (3)-3            Registrant's bylaws, as amended

(4) Instruments defining the rights of holders including indentures:

         .1          (4)-1            Form of class A, series A, subordinated
                                      convertible debentures
         .2          (4)-1            Form of subscription agreement to class A,
                                      series A, subordinated convertible
                                      debentures
         .3          134              Letter agreement between the Registrant
                                      and the subscribers for class A, series A,
                                      subordinated convertible debentures,
                                      changing the subscription to a
                                      subscription for common stock
        .4           136              Xcel Warrant Agreement

(5)                   *               Opinion re: legality

(8)                   *               Opinion re: tax matters

(9)                                   Voting trust agreement

         .1          (9)-1            Lock-up and voting agreement
         .2          141              First amendment to lock-up and voting
                                      agreement

(10)                                  Material Contracts [since June 30, 1997]

         .3          (10)-1           Employment Agreement with Edward Granville
                                      -Smith
         .13         (10)-2           Settlement between Registrant, Diversified
                                      and Trustee.
         .14         (10)-3           Assignment of Deed of Trust: L29160.
         .15         (10)-3           Assignment of Leases and/or Rents L29161.
         .16         (10)-3           Assignment of Tripartite Agreement L29162.
         .17         (10)-3           Agreement: First Ken-Co with San Safe
                                      dated Oct 20, 1997.
         .18         (10)-3           Statement of Unanimous Consent by Ken-Co
                                      Properties.
         .19         (10)-3           General Warranty Deed dated October 20,
                                      1997, Kansas property.
         .20         (10)-3           Termination of Memorandum of Lease, Kansas
                                      property (7)
         .21         (10)-3           Mutual Release dated October 20, 1997.
         .22         (10)-4           Subscription agreements with new
                                      subscribers and new officers and directors

         .23         (10)-4           Consulting agreement with The Yankee
                                      Companies, Inc.
         .24         (10)-4           Recent  Settlements and Releases with
                                      creditors.
         .26         (10)-4           Stock Purchase Option Agreement with Mr.
                                      Scimeca.
         .27         (10)-5           Calvo Settlement Agreement

DESIGNATION          PAGE
OF EXHIBIT           NUMBER
AS SET FORTH         OR SOURCE OF
IN ITEM 601 OF       INCORPORATION
REGULATION S-B       BY REFERENCE     DESCRIPTION

         .29         150              Engagement agreement for 1998 audit with
                                      Bowman & Bowman, P.A., certified public
                                      accountants.
         .30         (10)-6           Calvo amended settlement agreement, dated
                                      February 18, 1999.
         .31         (10)-6           Consulting Agreement with Funds America
                                      Finance Corporation, dated May 7, 1999.

         .32         (10)-7           Registrant's engagement agreement  with
                                      Daszkal, Bolton & Manela, P.A., certified public accountants, dated July 9, 1999.

         .33         (10)-8           American Internet employment agreement
                                      with J. Bruce Gleason.
         .34         (10)-9           American Internet employment agreement
                                      with Michael D. Umile.
         .35         (10)-10          Registrant's employment agreement with
                                      Carmen Piccolo.
         .36         (10)-11          Distributor agreement between American
                                      Internet and Education to Go, dated August
                                      4, 1998.

         .37         (10)-12          Michael Harris Jordan employment agreement
         .38         152              Xcel and American Internet Promissory Note
         .39         153              Loan Guarantee and Indemnification
                                      Agreement between Xcel Associates, Inc.
                                      and The Yankee Companies, Inc.

(11)                 (11)             Statement re computation of per share
                                      earnings

(13)                  *               Annual or quarterly reports, Form 10-QSB:

(15)                  *               Letter on unaudited interim financial
                                      information

(16)                                  Letter on change in certifying accountant

         .1           (16)-1          Letter from Baum & Company re 1998 audit
                                      change.
         .2           (16)-2          Letter from Bowman & Bowman re 1999 audit
                                      change.

(17)                                  Letter on director resignation:

         .2           (17)-1          Charles J. Scimeca
         .3           165             Mark Granville-Smith

(18)                  **              Letter re change in accounting principals

(19)                  *               Reports furnished to security holders

(20)                  **              Other documents or statements to security
                                      holders or any document incorporated by
                                      reference

(21)                  (21)            Subsidiaries of the Registrant

(22)                  **              Published report regarding matters
                                      submitted to vote

DESIGNATION           PAGE
OF EXHIBIT            NUMBER
AS SET FORTH          OR SOURCE OF
IN ITEM 601 OF        INCORPORATION
REGULATION S-B        BY REFERENCE     DESCRIPTION

(23)                                   Consent of experts and counsel

         .1           166              Consent of Baum & Company re audit for
                                       year ending December 31, 1997

         .2           167              Consent of Bowman & Bowman re audit for
                                       year ending December 31, 1998

         .3           168              Consent of Daszkal, Bolton & Manela, P.A.
                                       Certified Public Accountants re audit for short year ending June 30, 1999

(24)                  **               Power of attorney

(25)                  *                Statement re eligibility of trustee

(26)                  *                Invitation for competitive bids

(27)                  169              Financial data schedule

(99)                                   Additional Exhibits

         .10          (99)-1           Letter to David Albright, Esq. dated
                                       December 18, 1997.
         .12          (99)-2           Letter to David Albright, Esq. dated
                                       April 22, 1998. (9)
         .13          (99)-3           Letter to David Albright, Esq. dated
                                       May 28, 1998. (9)
         .39          (99)-4           Lawrence S. Benjamin Settlement Agreement
         .41          (99)-5           Letter from Bowman and Bowman, P.A. to
                                       SEC dated August 2, 1999.
         .42          (99)-6           Letter from  Bowman and Bowman confirming
                                       cessation of client- auditor relationship
                                       dated August 2, 1999.
         .43          (99)-7           Letter from Penny Adams Field to G.
                                       Richard Chamberlin, Esq. dated August 13,
                                       1999.
         .44          (99)-8           Cover  letter  and  enclosure represented
                                       to have been faxed to Bowman and Bowman
                                       from Penny Adams Field.
         .45          (99)-9           Letter from The Yankee Companies, Inc. to
                                       G. Richard Chamberlin dated August 9,1999
         .48          (99)-10          Stock option Plan

-------
*        Not applicable

**       None

(2)-1 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Part III, Item 13(a), Exhibits," from exhibit 2.4 filed with the Registrant's report on Form 10-KSB for the year ended December 31, 1998.

(2)-2 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Item 7(c), Exhibits," from exhibit 2.7 filed with the Registrant's report on Form 8-K filed with the Commission on July 12, 1999.

(2)-3 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Item 7(c), Exhibits," from exhibit 2.8 filed with the Registrant's report on Form 8-K filed with the Commission on July 12, 1999.

(2)-4 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Item 7(c), Exhibits," from exhibit 10.40 filed with the Registrant's report on Form 8-K filed with the Commission on September 9, 1999.

(3)-1 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Part III, Item 13(c), Exhibits," from the correspondingly numbered exhibit filed with the Registrant's report on Form 10- KSB for the year ended December 31, 1991.

(3)-2 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Item 7(c), Exhibits," from the correspondingly numbered exhibit filed with the Registrant's report on Form 8-K filed with the Commission on July 12, 1999.

(3)-3 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Part II, Item 6, Exhibits," from the correspondingly numbered exhibit filed with the Registrant's report on Form 10- QSB for the quarter ended September 30, 1998.

(4)-1 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Item 7(c), Exhibits," from exhibit 4.11 and 4.12 filed with the Registrant's report on Form 8-K filed with the Commission on July 12, 1999.

(9)-1 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Item 7(c), Exhibits," from exhibit 10.33 filed with the Registrant's report on Form 8-K filed with the Commission on July 12, 1999.

(10)-1 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Item 13(c), Exhibits," from the correspondingly numbered exhibit filed with the Registrant's report on Form 10-KSB/A for the year ended December 31, 1994.

(10)-2 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Item 7, Exhibits," from the correspondingly numbered exhibit filed with the Registrant's report on Form 8-K filed with the Commission on September 9, 1997.

(10)-3 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Item 13(c), Exhibits," from the correspondingly numbered exhibit filed with the Registrant's report on Form 10-KSB for the year ended December 31, 1996.

(10)-4 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Item 6, Exhibits," from the correspondingly numbered exhibit filed with the Registrant's report on Form 10-QSB for the period ended September 30, 1998, filed with the Commission on December 17, 1998.

(10)-5 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Item 7(c), Exhibits," from the correspondingly numbered exhibit filed with the Registrant's report on Form 8-K filed with the Commission on March 5, 1998.

(10)-6 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Item 13(a), Exhibits," from the correspondingly numbered exhibit filed with the Registrant's report on Form 10-KSB for the year ended December 31, 1998, filed with the Commission on May 26, 1999.

(10)-7 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Item 7(c), Exhibits," from exhibit 10.34 filed with the Registrant's report on Form 8-K filed with the Commission on July 12, 1999.

(10)-8 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Item 7(c), Exhibits," from exhibit 10.35 filed with the Registrant's report on Form 8-K filed with the Commission on July 12, 1999.

(10)-9 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Item 7(c), Exhibits," from exhibit 10.35 filed with the Registrant's report on Form 8-K filed with the Commission on July 12, 1999.

(10)-10 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Item 7(c), Exhibits," from exhibit 10.36 filed with the Registrant's report on Form 8-K filed with the Commission on July 12, 1999.

(10)-11 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Item 7(c), Exhibits," from exhibit 10.37 filed with the Registrant's report on Form 8-K filed with the Commission on July 12, 1999.

(10)-12 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Item 7(c), Exhibits," from exhibit 10.39 filed with the Registrant's report on Form 8-K filed with the Commission on August 24, 1999.

(11)     Incorporated  by  reference,  as permitted by Exchange Act Rule 12b-23,
         from " Part II,  Item 7,   Note  2  of  Financial  Statements  for  the
         Registrant" of this report, at page 66.

(16)-1 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from Item 4 of the Registrant's report on Form 8-K/A filed with the Commission on April 4, 1999.

(16)-2 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from Item 4 of the Registrant's report on Form 8-K filed with the Commission on August 18, 1999.

(17)-1 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from Item 7(c) of the Registrant's report on Form 8-K filed with the Commission on August 24, 1999.

(21) Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Additional Information," at page 131.

(99)-1 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Part III, Item 13(a), Exhibits," from exhibit 99.6, of the Registrant's report on Form 10-KSB for the year end December 31, 1996, filed with the Commission on January 15, 1998.

(99)-2 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Part III, Item 13(a), Exhibits," from exhibit 99.8 filed with the Registrant's report on Form 10-KSB for the year ended December 31, 1997, filed with the Commission on July 1, 1998.

(99)-3 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Part III, Item 13(a), Exhibits," from exhibit 99.9 filed with the Registrant's report on Form 10-KSB for the year ended December 31, 1997, filed with the Commission on July 1, 1998.

(99)-4 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Item 7(c), Exhibits," from exhibit 99.37 filed with the Registrant's report on Form 8-K filed with the Commission on July 12, 1999.

(99)-5 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Item 7(c), Exhibits," from exhibit 99.39 filed with the Registrant's report on Form 8-K filed with the Commission on August 18, 1999.

(99)-6 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Item 7(c), Exhibits," from exhibit 99.40 filed with the Registrant's report on Form 8-K filed with the Commission on August 18, 1999.

(99)-7 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Item 7(c), Exhibits," from exhibit 99.41 filed with the Registrant's report on Form 8-K filed with the Commission on August 18, 1999.

(99)-8 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Item 7(c), Exhibits," from exhibit 99.42 filed with the Registrant's report on Form 8-K filed with the Commission on August 18, 1999.

(99)-9 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Item 7(c), Exhibits," from exhibit 99.43 filed with the Registrant's report on Form 8-K filed with the Commission on August 18, 1999.

(99)-10 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Item 7(c), Exhibits," from exhibit 10.38 filed with the Registrant's report on Form 8-K filed with the Commission on August 24, 1999.

(B)      REPORTS ON FORM 8-K FILED DURING QUARTER ENDED JUNE 30, 1999

         During the calendar quarter ended June 30, 1999, the Registrant filed the following reports on Form 8-K with the Commission:


                         FINANCIAL
ITEMS REPORTED           STATEMENTS INCLUDED       DATE FILED

4 (amendment)            None                      April 2, 1999

         As material subsequent events, the Registrant filed the following reports on Form 8-K with the Commission after June 30, 1999:

                         FINANCIAL
ITEMS REPORTED           STATEMENTS INCLUDED                          DATE FILED
--------------           ------------------                           ----------
1, 2, 4, 5, 7 and 8      None                                         July 12, 1999
4 and 7 (amendments)     None                                         August 18, 1999
5, 6 and 7               None                                         August 24, 1999
5, 6 and 7 (amendment)   None                                         September 9, 1999
4 and 7 (amendment)      None                                         September 9, 1999
2 and 7 (amendment)      American Internet Technical Center, Inc.     September 9, 1999
                         April 15, 1998 to December  31, 1998 audited
                         and pro  forma  statements  as  required  by
                         Regulation   S-B   as  a   result   of   its
                         acquisition on June 25, 1999.

                                    Page 129

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            AMERINET GROUP.COM, INC.

October 18, 1999

                        BY: /S/ MICHAEL HARRIS JORDAN /s/
                              Michael Harris Jordan
                             President & Director

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated:

                     /S/ G. RICHARD CHAMBERLIN, ESQUIRE /s/
                         G. Richard Chamberlin, Esquire
                     Director, Secretary and General Counsel

                            /S/ PENNY ADAMS FIELD /s/
                                Penny Adams Field
                        Director; Chair, Audit Committee

                            /S/ ANTHONY Q. JOFFE /s/
                                Anthony Q. Joffe
                        Director, Member, Audit Committee

                            /S/ J. BRUCE GLEASON /s/
                                J. Bruce Gleason
                     Director, President, American Internet

Dated October 18, 1999

                             ADDITIONAL INFORMATION

                            AMERINET GROUP.COM, INC.

                                   REGISTRANT

                             CORPORATE HEADQUARTERS:
          902 Clint Moore Road, Suite 136-C; Boca Raton, Florida 33487 Telephone Number: (561) 998-3435; Facsimile Transmission (561) 998-3425
                       E-MAIL WEBMASTER@AMERINETGROUP.COM
         President: Michael Harris Jordan; Secretary & General Counsel;
                         G. Richard Chamberlin, Esquire

                                     ------
                                    OFFICERS

                              Michael Harris Jordan
                         G. Richard Chamberlin, Esquire
                 Penny Adams Field (audit committee chairperson)
                    Anthony Q. Joffe (audit committee member)
                                J. Bruce Gleason

                                     ------
                               BOARD OF DIRECTORS

                                   SUBSIDIARY:

                    AMERICAN INTERNET TECHNICAL CENTER, INC.

                              A Florida Corporation
          440 East Sample Road, Suite 204; Pompano Beach, Florida 33056
                  Telephone (954) 943-4748; Fax (954) 943-4046
                        Web Site and E-mail www.aitc.net

                         INDEPENDENT PUBLIC ACCOUNTANTS:

                         DASZKAL, BOLTON & MANELA, P.A.
        240 West palmetto Park Road, Suite 300; Boca Raton, Florida 33432 Telephone (561) 367-1040: Facsimile Transmission (561) 750-3236;
                         E-mail patrick@dbmsys.usa.com

                                 TRANSFER AGENT:

                            LIBERTY TRANSFER COMPANY
                 191 New York Avenue, Huntington, New York 11743
         Telephone (516)-385-1616: Facsimile Transmission (516) 385-1619


     Exhibits to the Form 10-KSB are available on the Securities and Exchange Commission's web site located at www.sec.gov in the EDGAR archives, on the Registrant's website located at www.amerinetgroup.com and will be provided subject to payment of copying and transport charges to stockholders of the Registrant upon written request addressed to Michael Harris Jordan, President; AmeriNet Group.com, Inc.; 902 Clint Moore Road, Suite 136-C; Boca Raton, Florida 33487.

     THE SECURITIES AND EXCHANGE COMMISSION has not approved or disapproved of this Form 10-KSB and Annual Report to Stockholders nor has it passed upon its accuracy or adequacy.