Form 10QSB
period 1999-09-30
AMERINET GROUP COM INC
filed 1999-11-19
CIK 50471

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                                                    OMB APPROVAL
                                                           OMB Number: 3235-0416
                                                           Expires: May 31, 2000

                                                        Estimated average burden
                                                      hours per response: 9708.0

                                   FORM 10-QSB

                Quarterly Report under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934 For the
                    quarterly period ended September 30, 1999

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

     State the number of shares outstanding of each of the small business issuer's classes of common equity, as of the latest practicable date. As of November 12, 1999, there were 8,354,126 shares of the small business issuer's common stock outstanding.

     Transitional Small Business Disclosure Format (Check one): Yes No x

     This report combines the quarterly report to security holders with the required information of form 10-QSB.

                             AVAILABLE INFORMATION.

     The public may read and copy any materials filed by the Registrant with the Commission at the Commission's Public Reference Room at 450 Fifth Street, Northwest, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Registrant and other issuers that file reports electronically with the Commission, at http://www.sec.gov. The Registrant's wholly owned operating subsidiary, Wriwebs.com, Inc., maintains a web site at http://www.wriwebs.com.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents previously filed by the Registrant with the Commission are incorporated by reference in this report:

(1)      Form  10-KSB  for  the  year  ended  June  30,  1999,   exhibits  3(i),
         3(ii),4.11,  4.12,  10.34,  10.36,  10.38 and 10.39 from Part III, Item
         13(a) thereof incorporated into Item 6(a) hereof.

(2) Form 8-K filed with the Commission on July 12, 1999, exhibits from "Item 7(c), Exhibits," thereof incorporated into Item 6(a) hereof.

(3)      Form 8-K filed with the Commission  on  August 24,  1999 exhibits  from
         "Item  7(c),   Exhibits," thereof incorporated into Item 6(a) hereof.

                 CAVEAT PERTAINING TO FORWARD LOOKING STATEMENTS

     The Private Securities Litigate Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward-looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect the Registrant is detailed from time to time in the Registrant's reports filed with the Commission. This report contains "forward looking statements" relating to the Registrant's current expectations and beliefs. These include statements concerning operations, performance, financial condition and anticipated growth. For this purpose, any statements contained in this Annual Report and Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties which are beyond the Registrant's control. Should one or more of these risks or uncertainties materialize or should the Registrant's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward looking statements.

                    TABLE OF CONTENTS & CROSS REFERENCE SHEET

Part      Item      Page
NUMBER    NUMBER    NUMBER    CAPTION

I         1                   Financial Statements:
                    4         Condensed Consolidated Financial Statements
                    5         Condensed Consolidated Balance Sheet(Unaudited) as
                              of September 30, 1999
                    6         Condensed Consolidated Statements of Operations
                              (Unaudited), for the Three Months Ended September
                              30,1999 and 1998
                    7         Condensed Consolidated Statements of Cash Flows
                              (Unaudited) for the Three  Months Ended September
                              30, 1999 and 1998
                    8 - 10    Notes to Condensed Consolidated Financial
                              Statements
          2         11        Management's Discussion and Analysis or Plan of
                              Operation
                    11        Plan of Operation
                    11        General
                    12        Recent Developments Pertaining to Plan of
                              Operation
                    13        Results of Operations
                    14        Liquidity and Capital Resources
                    14        Material Subsequent Event

II        1         14        Legal Proceedings
          2         16        Changes in Securities
          3         *         Defaults Upon Senior Securities
          4         *         Submission of Matters to Vote of Securities
                              Holders
          5         19        Other Information
         (a)       19         Election of New Directors, Committee Assignments
                    19        Biographies
                    20        Family Relationships
                    21        Involvement in Certain Legal Proceedings
                    21        Compensation of Directors
         (b)       22         Second Restructuring of American Internet
                              Acquisition
         (c)       23         Acquisition of Wriwebs.com, Inc.
                    24        Selected WRI Unaudited Financial Data
          6         25        Exhibits and Reports on Form 8-K
                    28        Signatures
                    29        Additional Information
--------
* Not Applicable
                                     Page 3

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS:

                              (See following pages)

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                               SEPTEMBER 30, 1999

                                   (UNAUDITED)

                                     ASSETS

Current assets:

         Cash                                          $  32,718
         Accounts receivable, net                         49,093
                                                       ------------
         Total current assets                          $  81,811
                                                       ------------

Property and equipment, net                               53,326

Other assets:

         Goodwill, net                                 $ 639,589
         Deposits                                         14,492
                                                       -------------
     Total other assets                                $ 654,081

         Total assets                                  $ 789,218
                                                       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

         Accounts payable                              $  65,370
         Accrued expenses                                 15,010
         Billings in excess of costs and estimated
                  earnings on uncompleted contracts       39,970

         Loan payable - stockholder                       29,333
         Loan payable - Xcel Associates                   75,000
                                                       --------------

         Total current liabilities                     $  224,683

Stockholders' equity:

         Preferred stock, no par value, 5,000,000
         shares authorized, -0- issued and outstanding $        0
         Common stock, $0.01 par value, 20,000,000
         shares authorized, 8,192,384 shares issued
         and outstanding                                   81,924
         Common stock to be retired, 932, 756 shares     ( 9,328)
         Additional paid in capital                     4,254,223
         Accumulated deficit                           (3,762,284)
                                                     ----------------

         Total stockholders' equity                    $  564,535

         Total liabilities and stockholders equity        789,218

      See accompanying notes to condensed consolidated financial statements

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                    UNAUDITED

                                             1999                1998
                                             ----                ----

Revenues earned                              $   168,169         $   40,677
Cost of revenues earned                           69,109                  -
                                             ------------         -----------
Gross profit                                 $    99,060         $   40,677

Selling, general and administrative expenses     476,341             40,226
                                             ------------        ------------

Income (loss) from operations                  (377,281)                451
                                             ------------        ------------

Provision for income taxes                             -                  -

Net income (loss)                           $   (377,281)               451
                                             -------------       -------------

Basic loss per share                        $   (0.05)           $

Weighted average shared outstanding             8,148,308           4,116,148
                                             -------------       ------------

Fully diluted loss per share                 $  (0.05)           $
                                             -------------      --------------

Fully diluted average shares outstanding        8,148,308          4,116,148
                                             -------------       -------------




      See accompanying notes to condensed consolidated financial statements

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (UNAUDITED)

                                                       1999           1998

Cash flows from operating activities:

         Net cash provided (used) by operations        $ (132,029)    $   34
                                                       -----------    ----------

Cash flows from investing activities:

         Purchase of property and equipment               (16,774)         0

Cash flows from financing activities:

         Common stock issued for cash                      27,500          0

         Proceeds from increase in notes payable           75,000          0
                                                        ----------    ----------

Net cash provided by financial activities                 102,500          0
                                                       -----------    ----------

Net increase (decrease) in cash                           (46,303)        34

Cash at beginning of period                                79,021        (28)
                                                        -----------   ----------

Cash at end of period                                  $   32,718     $    6
                                                       ==========     ==========

Supplemental disclosure of cash flow information:

         Cash paid during the year for interest        $    0         $    0
                                                       ===========    ==========

Non-cash transactions affecting investing and financing activities:

           Common stock issued for equipment               7,500           0
                                                       ============   ==========

Contribution and professional services                 $  192,115     $    0
                                                       ============   ==========




      See accompanying notes to condensed consolidated financial statements

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented have been included.

     These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Registrant's Annual Financial Statements for the year ended June 30, 1999. Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

     It is recommended that the accompanying condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's 1999 Annual Report on Form 10-KSB.

NOTE 2:   ACQUISITION

     During October, 1999, the Registrant renegotiated its agreement with American Internet's former principal stockholders, who agreed to return 932,756, of the 1,486,736 AmeriNet shares originally issued to them in exchange for release from their multi-year employment agreements and $48,000, payable in six monthly installments of $8,000 each, beginning October, 1999, and agreed to the cancellation of all rights to receipt of additional, performance-based shares. The Registrant plans to retire these shares of common stock.

     Unaudited pro forma financial information for the Registrant is presented as if the Registrant's acquisition of American Internet had taken place on July 1, 1998, for the three months ended September 30, 1998.

                  Revenue                   $        317,140
                                            -        -------

                  Net income                $          51,451
                                            -        --------

                  Net income per share      $            0.01
                                            -        --------

     On November 12, 1999, American Internet acquired all of the outstanding common stock of Wriwebs.com, Inc. ("WRI"). As consideration, the Registrant issued an aggregate of 531,000 shares of common stock to the stockholders of WRI. The acquisition will be recorded using the purchase method of accounting, and any resulting goodwill recorded in this transaction will be amortized over a period of 15 years using the straight line method.

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:   GOODWILL

     Goodwill represents the amount by which the purchase price of businesses acquired exceeds the fair market value of the net assets acquired under the purchase method of accounting.

     At September 30, 1999, the excess of the fair value of the net assets of American Internet acquired is $697,734, and is recorded as Goodwill, and is being amortized on a straight-line method over 3 years. The accumulated amortization of the excess fair value of net assets of the Registrant acquired over cost is $58,145 for the three months ended September 30, 1999.

NOTE 4:   STOCKHOLDERS' EQUITY

     During the three months ended September 30, 1999, the Registrant issued its common stock for cash and in exchange for equipment as follows:

(a) On July 22, 1999, 7,5000 shares common stock were issued for equipment purchased. This transaction resulted in $6,075 of fixed assets expense, which was capitalized.

(b)      The  Registrant   issued  90,000 shares of common stock for cash during
         the three months ended September 30, 1999. The total amount obtained from the issuance was $27,500.

(c) On September 8, 1999, Xcel Associates purchased a warrant for $10,000 to purchase up to 1,000,000 shares of the Registrant's common stock at $0.75 per share. As required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Corporations" (FASB No.
         123), this option is to be valued under the Fair Value Based Method, and results in stock issuance costs of $174,570.

(d) Additional paid-in capital of the Registrant increased by $192,115. This increase was due to capital contribution of professional services provided to the Registrant during the three month period of July 1, 1999 through September 30, 1999.

NOTE 5:   COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     The following schedule presents the status of costs and estimated earnings on uncompleted contracts at September 30, 1999:

         Costs incurred on uncompleted contracts       $        356
         Estimated earnings                                   1,113
                  Total                                $      1,469

         Less billings to date                             (41,439)

                  Total                                $   (39,970)

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:   COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS (CONTINUED)

         Included in accompanying balance sheet under the following captions:

     Costs and estimated earnings in excess of billings on
          uncompleted contracts
     Billings in excess of cost and estimated earnings on
          uncompleted contracts      $     (39,970)

                  TOTAL              $     (39,970)
                                     ---------------

NOTE 6:   PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at September 30, 1999:

                  Machinery and equipment         $      63,560

                  Less: accumulated depreciation  $     (10,234)
                                                     --------------

                  Property and equipment, net     $       53,326

         Depreciation expense for the period ended September 30, 1999 was $3,179.

NOTE 7:   BORROWINGS

     On September 27, 1999, Xcel Associates ("Xcel") loaned American Internet $75,000. The loan is evidenced by a note that is due on December 31, 1999. In lieu of interest, Xcel received 15,000 shares of the Registrant's common stock in November, 1999. Yankees has pledged 35,000 shares of the Registrant's common stock held by Yankees as collateral for the note and the Registrant has agreed to indemnify Yankees in the event that Xcel retains the collateral for non-payment of the note by American Internet. Additionally, the Registrant agreed, at Yankees' election, to either issue 3,500 shares of its common stock or to pay the value of 3,000 shares of common stock to Yankees, as compensation for the pledge of such collateral.

NOTE 8:   COMPUTATION OF PER SHARE EARNINGS

         Basic earnings or loss per share are computed by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding during the report period. Fully diluted earnings or loss per share are computed by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding plus the shares that would be outstanding if all common stock options were exercised.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

GENERAL

     The   Registrant  is  currently  a  holding   company  with  one  operating
subsidiary, Wriwebs.com, Inc. (formerly known as American Internet Technical Center, Inc.). Through current officers and directors, the Registrant provides consulting to client companies that desire to attain public trading status in exchange for the issuance of a percentage of the client's securities directly to the Registrant's stockholders after such securities have been registered with the Commission as required by the Securities Act. In addition to obtaining a benefit for the Registrant's stockholders directly through their receipt of securities of the client companies, the Registrant hopes to develop relationships with its consulting clients that, in appropriate instances, will lead to their acquisition by the Registrant or to the establishment of ongoing business relationships with subsidiaries of the Registrant. In no instance, however, does the Registrant intend to become involved with any control over the business operations of such clients unless they are acquired by the Registrant.

     The Registrant seeks to acquire operating companies that could benefit from the Registrant's public trading status, from the experience of the Registrant's directors, from synergy resulting from consolidation of non-operating aspects of the subsidiaries' business at the holding company level and from the related operations of the Registrant's subsidiaries, and, from the ability to concentrate on the continued development of their core businesses without the distractions required to operate in an independent regulatory environment. As a holding company, the Registrant will endeavor to provide centralized functions such as capital raising, borrowing, equipment purchases, accounting, legal matters, personnel recruitment, and regulatory compliance.

     Over the next fiscal year, the Registrant plans to acquire additional companies and recruit operating and research and development personnel that are complementary to WRI, its current operating subsidiary (for more specific details, see "Part II, Item 5").

     The Registrant intends to recruit management personnel who can guide and assist its operating subsidiaries, including: administrative specialists; accounting and bookkeeping personnel; human resources managers; marketing professionals; public, investor and media relations personnel; and regulatory compliance managers. However, it is not currently possible to conclusively determine what the Registrant holding company level management requirements will be over the coming fiscal year. As businesses are added, additional holding company personnel will be required but because they will provide their services to all of the subsidiaries, such personnel should actually reduce the personnel required at the subsidiary level, resulting in net reductions in the personnel required. Management believes that one of its principal and most important tasks will be recruitment of talented, motivated and ethical personnel, especially in light of its limited resources when compared to many of its competitors. It intends to accomplish such task through use of equity based incentives and by stressing the opportunities for personal development and advancement in a business field that is making fundamental changes throughout the business and social spectra.

     The Registrant, through the assistance of corporate advisors, has conducted negotiations with a number of potential acquisition candidates, involved in Internet-related operations. However, no transactions other than the acquisition of American Internet and WRI and related capital raising activities, have been concluded as of the date of this filing. The Registrant anticipates that it will be required to arrange for infusions of capital in conjunction with most, if not all, of the acquisitions that it may undertake in the foreseeable future. The Registrant has funded operations over the last two fiscal years through cash flows from financing activities, capital infusions by the Yankee Companies, Inc., the Registrant's strategic consultants ("Yankees)" and third party loans. It intends to meet anticipated capital requirements through proceeds derived from exercise of the Xcel Warrant, pending private placements of its common stock and through a public offering of up to $6,000,000 in its securities during the year 2000. This situation is expected to continue until profitable subsidiaries can be acquired and integrated into the holding company structure, which the Registrant hopes will occur prior to December 31, 2001.

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

RECENT DEVELOPMENTS PERTAINING TO IMPLEMENTATION OF PLAN OF OPERATION

     The Registrant's ability to continue as a going concern is dependent upon its ability to attain a satisfactory level of profitability and to obtain suitable and adequate financing during the this fiscal year. As stated in the 10-KSB for the period ended June 30, 1999, in order for the Registrant to re-attain profitable operations, management will have to re-establish internal service and capabilities, diversify the services offered, focus on new challenges and take advantage of new opportunities.

     In order to achieve these results, the Registrant restructured its transaction with American Internet, recovering most of the securities issued in exchange for American Internet's capital stock and terminating all rights to additional consideration. It then acquired Wriwebs.com, Inc., a Florida corporation ("WRI") through a merger with American Internet which became effective on November 12, 1999 (see Part II, Item 5). The acquisition of WRI should provide the internal operational requirements that the Registrant has been seeking in order to better compete in the marketplace. The acquisition was effected in exchange for 531,000 shares of the Registrant's common stock, with up to an additional 150,000 shares of common stock issuable based on WRI's operational results over the next three years. WRI was merged with and into American Internet and WRI's officers and directors assumed control over all of the merged companies' (hereinafter referred to as the "Merged Subsidiary") assets and operations. The Registrant provided the Merged Subsidiary with $100,000 in expansion capital at closing on the merger and expects to invest up to an additional $200,000 during the following 120 days based on the Merged Subsidiary's performance. Like American Internet, WRI was engaged in the design, sale and hosting of Internet web sites. Unlike American Internet, it performed almost all functions in house.

     Yankees has recommended that the Merged Subsidiary shift the focus of its web design and hosting services from the low end consumer and small business market to the more lucrative higher end business market, where the expertise of the Merged Subsidiary's current staff can develop complex, interactive web designs that justify materially higher prices. The management of the Merged Subsidiary agrees with Yankees and will use a portion of the funds provided by the Registrant to develop and market increasingly sophisticated web design products. While the Registrant expects such shift in business emphasis to increase operating costs and to reduce profits over the short term, it believes that the increased potential earnings will quickly reverse such losses and result in materially increased profits within the calendar year ending December 31, 2000.

     In addition to the acquisition of WRI, the Registrant has entered into a letter of intent to acquire Trilogy International, Inc., a Florida corporation, which it expects to complete prior to December 1, 1999. The proposed acquisition would involve an exchange of a minimum of 1,817,273 shares of the Registrant's common stock with Trilogy's current stockholders and assumption of options to purchase common stock which will allow the holders to purchase an aggregate of 338,940 additional shares of the Registrant common stock at $0.75 per share. It would also require the Registrant to provide up to $900,000 in expansion and development capital during a 180 day period following the acquisition, needed by Trilogy to implement its operating plans. Trilogy recently initiated marketing of a proprietary line of wholesome, clinically tested non-toxic pet care products under the label "Trilogy's Best Friends." Trilogy's Best Friends products are formulated by Trilogy's Executive Director of New Product Development, Dr. Jane Bicks. Dr. Bicks is a pioneer of natural medicine and a nationally recognized veterinarian. She has authored three books and appeared as a veterinary expert on CBS' 48 Hours, ABC'S Good Morning Show, Animal Planet's Petsburgh, QVC's Pet Shops and the Home Shopping Network's Pet Solutions. Trilogy has also entered the thriving consumer health care market with the introduction of its "Essence of Life Colostrum Formula" with Astragalus, a nutritional supplement that supports a healthy immune system.

     Trilogy is an e-commerce direct sales company that markets its products through independent multi-level distributors. Distributors purchase an initial starter kit for $34.95 and will soon be able to purchase their own web site (cross-linked to Trilogy's), permitting them to own and operate their own Internet e-commerce business for $10.95 a month. Detailed information concerning Trilogy can be found at its Internet web site at www.trilogyonline.com. The proposed acquisition is subject to negotiation and approval of a definitive agreement by the boards of directors of the Registrant and Trilogy, ratification of such agreement by Trilogy's stockholders, and customary closing conditions.

RESULTS OF OPERATIONS

     During the three months ended September 30, 1999 the Registrant reported revenue of approximately $168,169 as compared to revenue from all sources of $40,677 during the comparable three month period in 1998.

     During the three months ended September 30, 1999 the Registrant's cost of revenues was approximately $69,109 as compared to no cost of revenue during the comparable three month period in 1998. The increase was attributed to discontinued operations in the prior year and a change of business in the current year.

     During the three months ended September 30, 1999 the Registrant reported a net loss of approximately $(377,281) or $(0.05) loss per share, compared to $451 profit or nil per share in the comparable three month period in 1998. Most of the loss ($192,115 of the $377,281 loss) was attributable to the accounting treatment required for services provided to the Registrant on a non-cash basis by Yankees, the Registrant's strategic consultant. The loss of $192,115 attributable to the services provided by Yankees on a cashless basis was offset by a corresponding presumed capital contribution by Yankees of $192,115 to the capital of the Registrant, resulting in a net offset to stockholders' equity. If such $192,115 item were not expensed and then treated as a capital contribution, the Registrant's loss for the quarter would have been $(185,166) rather than $(377,281) and the loss per share would have been $(0.02) rather than $(0.05).

     The Yankees' consulting agreement is in the process of renegotiation for the period that starts on November 24, 1999, and both the Registrant and Yankees are seeking a method of providing Yankees with non-cash compensation for an additional year of services under an arrangement that will not be so distortive of the Registrant's operational results. However, no assurances can be provided that generally accepted accounting principals will permit such an arrangement.

LIQUIDITY AND CAPITAL RESOURCES

     The Registrant had cash on hand in the amount of $32,718 at September 30, 1999 compared to $6 at September 30, 1998. The working capital deficit decreased from $(213,340) at September 30, 1998 to $(142,872) at the end of the current period. The working capital increase was related principally to the structural difference between the prior business of the Registrant and the current business activities. The Registrant and its subsidiary have accumulated a net deficit of $(3,762,284) since their inception in 1964 and 1998 respectively. This gives rise to questions regarding the ability of the Registrant to continue as a going concern.

     The current three month deficit is $(377,281). A major component of such deficit is a charge that the Registrant is required to take under generally accepted accounting principals for the services provided by its strategic consultant, Yankees. Although Yankees does not charge the Registrant for its services, other than through receipt of an option to purchase 10% of the Registrant's common stock for $60,000 granted during November of 1998, the amount of work that Yankees performs for the Registrant, valued at Yankees standard hourly rates, is charged as an expense of the Registrant and then treated as a contribution of an identical sum by Yankees to the capital of the Registrant. Of the current three month deficit of $(377,281), $(192,115) is attributable to the accounting procedure required for services provided by Yankees. Were it not for that item, the deficit would have been $(185,166).

MATERIAL SUBSEQUENT EVENT

     As a material subsequent event, on November 12, 1999, the Registrant acquired Wriwebs.com, Inc., a Florida corporation engaged in the web design, sale and hosting businesses ("WRI") which was merged into American Internet. The financial results of its operations would have had a material impact on the foregoing results had it been a subsidiary of the Registrant during the relevant periods (see discussion above under caption "Recent Developments Pertaining to Implementation of Plan of Operation" concerning the terms of the WRI acquisition and Part II, Item 5 for summary financial information concerning WRI's unaudited financial performance for the year ended June 30, 1999 and the three month periods ended September 30, 1999 and 1998.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Neither the Registrant nor its subsidiaries have been involved in any material legal proceedings, except as disclosed in the Registrant's report on Form 10-KSB for the fiscal year ended June 30, 1999, or as disclosed below:

WRI:

     WRI, like American Interent, has used a third party lead generation service which used broadcast faxing as the principal lead generation method. In certain instances such faxes may have violated the provisions of the Telephone Consumer Protection Act of 1991 and comparable state legislation and consumer complaints have been filed by a small number of people with state regulatory authorities, which in certain instances initiated investigative proceedings. In other instances (in each case involving faxes received by law firms) litigation was threatened unless WRI agreed to pay compensation involving damages due to the inconvenience of having received the faxes sent. While WRI believes that it did nothing wrong and that any violations involved its third party lead generation service, it has determined that it would be less costly to settle such matters than to litigate them. Specific details concerning such matters are as follows:

* KATHLEEN M. WOOD, ET. AL. V. WEB RESULTS INSTITUTE F/K/A WRIWEBS.COM, INC., ET. AL, SUPERIOR COURT OF CALIFORNIA, LOS ANGELES COUNTY, CASE NO. BC199397. In this matter WRI was included as a member of a class of defendants in a civil law suit by Kathleen M. Wood and others residing in the State of California (the "Wood Case"). The Wood Case was filed on behalf of an unidentifiable class of plaintiffs against an unidentifiable class of defendants seeking damages and injunctive relief. WRI filed defensive pleadings, with numerous affirmative defenses. The parties are negotiating a possible settlement. WRI has made an offer of settlement in this case that does not include the entering of injunctive relief sought by the plaintiff. Such decision to settle is based on the nuisance value of the suit when compared to the potential legal fees of a successful defense, and on the Registrant's desire that WRI be litigation free. WRI's management, based on the analysis of its general counsel, does not expect this matter to materially adversely effect WRI's financial condition, liquidity or results of operations.

* Complaints involving unsolicited facsimile advertising have been filed by the following persons with regulatory authorities in the following states: A single complaint to the State of Washington by Mr. George R. Nickum; a single complaint to the State of Connecticut by Mr. Ted
          Kausel; a single complaint to the State of Ohio by Mr. Kobiak; a single complaint to the State of New Mexico by Mr. Bill Vandergriff; a single complaint to the State of Florida by Mr. Bhlindan Keyport. While the outcome of the foregoing matters cannot be predicted with absolute certainty, it appears that WRI has appropriately responded to each state official involved and that no further action in any of these matters is anticipated. In addition to the foregoing, during the past two years there have been other complaints regarding unsolicited faxes communicated by the recipient directly to WRI which its general counsel has responded directly and there may be other complaints regarding unsolicited faxes that may be asserted in the future. WRI's management does not believe that such complaints, either individually or in the aggregate, will cause a materially adverse effect on its business.

ITEM 2.   CHANGES IN SECURITIES

C.       RECENT SALES OF UNREGISTERED SECURITIES

     Since July 1, 1999, the Registrant sold the securities listed in the tables below without registration under the Securities Act in reliance on the exemption from registration requirements cited. All footnotes follow the last table.

                                  COMMON EQUITY

                  NUMBER OF                                   TOTAL                              REGISTRATION
                  SHARES                                      OFFERING          TOTAL (3)        Exemption
DATE              SOLD              SUBSCRIBER                CONSIDERATION     DISCOUNTS        RELIED ON
----              -----             ----------                -------------     ---------        ---------
September 3       30,000            Yankees                   $7,500            None             (2)
September 8       20,000            Debra Elenson             $10,000           None             (2)
October 7         15,000            Xcel                      (7)               None             (2)
September 30      (7[B])            Yankees                   (7[B])            None             (1)
October 26        190,000           Bolena (6)                $95,000 (11)      None             (2)
October 26        110,000           K. Walker (6)             $55,000           None             (2)
November 12       100,000           Vanessa Radcliffe (6)     $50,000           None             (2)
November 12       531,000           (5)                       (5)               None             (1)
November 12       53,100            Yankees                   (11)              None             (1)

     Consequently, as of November 12, 1999, 8,354,126 shares of the Registrant's common stock was outstanding.

COMMON EQUITY SUBJECT TO OUTSTANDING OPTIONS OR WARRANTS TO PURCHASE, OR SECURITIES CONVERTIBLE INTO, COMMON EQUITY OF THE REGISTRANT

     During the period starting on July 1, 1999 and ending on November 11, 1999, the Registrant reserved 2,165,000 additional shares of its common stock for issuance in conjunction with obligations incurred during such period. The following table provides summary data concerning such obligations, options and warrants:

DESIGNATION                         NATURE OF        EXERCISE OR                NUMBER OF SHARES
OR HOLDER                           THE SECURITY     CONVERSION PRICE           CURRENTLY RESERVED

Registrant's Stock Option Plan      (8)              (8)                        1,000,000
Xcel Associates, Inc.               (7[A])           $0.75 per share            1,000,000
Former WRI Stockholders             (10)             (10)                       150,000
Yankee Companies                    (11)             (11)                       15,000

-------
(1) Section 4(2) of the Securities Act. In each case, the subscriber was required to represent that the shares were purchased for investment purposes, the certificates were legended to prevent transfer except in compliance with applicable laws and the transfer agent was instructed not to permit transfers unless directed to do so by the Registrant, after approval by its legal counsel. In addition, each subscriber was directed to review the Registrant's filings with the Commission under the Exchange Act and was provided with access to the Registrant's officers, directors, books and records, in order to obtain required information.

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

(3) No commissions or discounts were paid to anyone in conjunction with the sale of the foregoing securities, except that Yankees exercised preferential subscription rights granted by the Registrant in its consulting agreement, or Yankees may be entitled to compensation based on the terms of its consulting Agreement with the Registrant.

(4)      Xcel Associates, Inc., a New Jersey corporation.

(5) The 531,000 shares of the Registrant's common stock were issued to the capital stockholders of WRI in consideration for the merger of WRI into American Internet and the cancellation of all of WRI's capital stock.

(6) Part of a private placement of up to 900,000 shares of the Registrant's common stock for up to $700,000, the initial 400,000 shares being placed at $0.50 per share and the remaining 500,000 shares to be placed for $1.00 per share. As of November 12, 1999, only the initial 200,000 shares have been subscribed for.

(7)      A.    On  September 8, 1999,  the  Registrant's  sold Xcel  Associates,
               Inc., for $10,000,  a warrant to purchase 1,000,000 shares of the
               Registrant's  common  stock at $0.75 per  share.  The  warrant is exercisable  on or before  December  31,  2000,  but the exercise period is  subject  to  acceleration  as to the  initial  500,000 shares,  to the  60th  day  following  the  effective  date  of a registration  statement filed with the Commission registering the shares of common stock  underlying  the warrant  (the  "effective date"),  and as to the  balance of the  shares,  to the 120th day following the effective  date. The Registrant has agreed,  at its expense  to file a  registration  statement  with the  Commission registering  the shares of common  stock  underlying  the warrant
               within  45  days  following  the  filing  of  this  report.   The
               Registrant expects to use up to $200,000 of the proceeds from such exercise, in the event of such exercise, to fund expansion of WRI's operations, and the balance to provide expansion capital to Trilogy International, Inc., if the proposed merger is completed (see Part I, Item 2 and part II, Item 5), or to other as yet undetermined acquisitions.

         B. At the request of the Registrant, on September 23, 1999, Xcel loaned American Internet $75,000, a portion of which ($23,000) was used to repay the Registrant for certain recent advances, pending exercise of the Xcel Warrant on an interest free basis. The Registrant issued Xcel 15,000 shares of its common stock in lieu of interest and Yankees pledges 35,000 shares of its common stock in the Registrant as collateral. The Registrant and American Internet agreed to indemnify Yankees in the event that the pledged collateral is retained by Xcel as a result of American Internet's failure to comply with its obligations under the note or for any other reason, indemnification to be at the election of Yankees either in securities of the Registrant selected by Yankees and reflecting Yankees' rights to discounts under its consulting agreement with the Registrant or in cash. In addition, the Registrant agreed to pay an amount as consideration for the use of the collateral in a sum equal to the closing offer price of the Registrant's common stock on the date of the note multiplied by 3,500 (representing 10% of the value of the transaction) in cash or the Registrant's securities, at Yankees option.

         C. In order to induce Xcel to purchase the Xcel Warrant, three of the Registrant's stockholders sold an aggregate of 400,000 shares of the Registrant's common stock held by them to Xcel or its designees at a price of $0.38 per share. Because such shares were subject to a lock-up and voting agreement with the Registrant, the parties to such agreement executed the required amendment on or about September 7, 1999. A copy of the amendment is filed as an exhibit to this report (see "Part II, Item 6(a), Exhibits required by Item 601 of Regulation S-B, exhibit number 9.3").

(8) Non-qualified stock options and incentive stock options, the terms of which, including price, will be determined prior to issuance. It is anticipated that the exercise price will be 85% or greater of the last transaction price reported on the OTC Bulletin Board or other designated quotation medium on the date of grant.

(9)      Stock purchase warrant.

(10 Rights to receive additional shares of the Registrant's common stock based on the post merger performance of WRI and American Internet as a single corporate entity. The shares will constitute a potential additional component of the consideration for all of the capital stock of WRI (see Part II, Item 5).

(11) The 53,100 shares of the Registrant's common stock were issued to Yankees as compensation, pursuant to its consulting agreement with the Registrant, for arranging and negotiating the merger of WRI into American Internet. The 15,000 shares are reserved in conjunction with rights to receive additional shares of the Registrant's common stock based on the post merger performance of WRI and American Internet as a single corporate entity.


     Consequently, as of November 12, 1999, 4,368,980 shares of the Registrant's common stock was reserved for future issuance.

ITEM 5.   OTHER INFORMATION

(A)      ELECTION OF NEW DIRECTORS AND OFFICER; COMMITTEE ASSIGNMENTS

     On November 4, 1999, at the suggestion of the Yankee Companies, Inc., a Florida corporation that serves as the Registrant's strategic planning consultant ("Yankees"), the Registrant's board of directors voted to increase its membership to seven persons and to add an executive committee and a regulatory affairs committee. In conjunction therewith the Registrant's board of directors elected Messrs. Saul B. Lipson and Edward Carl Dmytryk as members of the board of directors and of its audit committee, to serve until the next annual meeting of the Registrant's stockholders (expected to be held during December of 1999) and elected Messrs. G. Richard Chamberlin, Esquire; Saul B. Lipson and Michael Harris Jordan to the regulatory affairs committee. In addition, in conjunction with the Registrant's acquisition of WRI described below, Michael A. Caputa, WRI's controlling stockholder, a member of WRI's board of directors and its president and chief executive officer is expected to be elected to the Registrant's board of directors at its next monthly meeting.

     Mr. Lipson, an accountant, was elected to cure the deficiency in the Registrant's audit committee caused by the inability of Mrs. Penny Adams Field to dedicate the time required to assure timely filing of the Registrant's periodic reports with the Commission. He was also designated as its chair. In that role he will be responsible for coordinating the flow of information from the Registrant and its subsidiaries to its auditor, on a timely basis; for coordinating the timely preparation of financial statements with the Registrant's auditor and for preparation with the Registrant's management of the management discussion and analysis section of the Registrant's periodic reports. Mr. Dmytryk has a management background and currently serves as an operating consultant to businesses that are experiencing operating problems. Anthony Q. Joffe also serves on the audit committee, now comprised of three independent members of the Registrant's board of directors.

     The members of the Registrant's board of directors elected to its executive committee were Michael Harris Jordan, the Registrant's president; G. Richard Chamberlin, Esquire, the Registrant's general counsel; and Messrs. Saul B. Lipson and Anthony Q. Joffe, independent directors. The executive committee, as authorized by the Registrant's bylaws, will exercise all the authority of the board of directors between regular board meetings, except that it will not have the authority to: (i) approve or recommend to stockholders actions or proposals required by the Delaware General Corporation Law to be approved by stockholders;
(ii) designate candidates for the office of director for purposes of proxy solicitation or otherwise; (iii) fill vacancies on the board of directors or any committee thereof; (iv) amend the bylaws; (v) authorize or approve the re-acquisition of shares unless pursuant to a general formula or method specified by the board of directors; or (vi) authorize or approve the issuance or sale of, or any contract to issue or sell, shares or designate the terms of a series of a class of shares. The executive committee was formed as a result of the difficulty in calling frequent board of directors meetings due to the conflicting schedules of its members and the requirement for frequent board of directors' action in conjunction with implementation of the Registrant's strategic plan.

     In addition G. Richard  Chamberlin,  Esq, resigned as secretary and Vanessa
H. Lindsey was elected on November 11, 1999 to replace him as secretary.


BIOGRAPHIES

     The following biographies disclose information concerning the business and professional activities of Messrs. Lipson, Dmytryk, Caputa and Mrs. Lindsey during the past five years:

Saul B. Lipson:

     Mr. Lipson, age 51, serves as a member of the Registrant's board of directors and as chair of its audit committee. Mr. Lipson is the founder and President of The Lipson Professional Group, Inc., a Financial Consulting and Accounting Firm. Mr. Lipson has expertise in the fields of Accounting and Financial Consulting. He has represented hundreds of public and private companies, as well as individuals. The depth of Mr. Lipson's expertise ranges from basic accounting and taxes to SEC compliance consulting for over the counter companies. Prior to establishing The Lipson Professional Group, Mr. Lipson was involved in marketing and financial and management consulting for various businesses such as Ross Todd Productions, a concert promoting firm in Cincinnati, Ohio; Reimer & Associates, a management consulting firm in Fort Lauderdale, Florida; and World Wide Consultants, Inc., a multi-faceted business with offices in the United States and Sweden. Mr. Lipson earned a bachelor of professional arts degree at the Brooks Institute in Santa Barbara, California in 1971, after completing his undergraduate accounting requirements at Florida Atlantic University in Boca Raton, Florida in 1985. Mr. Lipson earned his Master of Accounting degree with honors from Nova Southeastern University in Davie, Florida in 1988. Mr. Lipson is also enrolled as an agent to practice before the United States Internal Revenue Service and has received a Certified Financial Planner designation from the College for Financial Planning in Denver, Colorado.

Edward Carl Dmytryk

     Mr. Dmytryk, age 53, serves as a member of the Registrant's board of directors and as a member of its audit committee. He graduated Summa Cum Laude from the Citadel, the Military College of South Carolina, in 1968 with a bachelor of science degree. From 1968 until 1973, Mr. Dmytryk served in the United States Air Force (including a tour in the Viet Nam conflict as a fighter pilot), where he attained the rank of captain. From 1973 until 1975, he served as a sales manager for Wulfsberg Electronics, Inc., a national avionics firm specializing in airborne radio telephone systems and headquartered in Overland Park, Kansas. From 1976 until 1981, he served as a regional sales manager for Polaroid Corporation a multi faceted imaging company headquartered in Cambridge, Massachusetts. From 1981 until 1985, he served as vice president of sales for West Chemical, Inc., a company involved in the manufacture of animal health feed additives, pharmaceutical products, iodophor concentrates and specialty chemicals, headquartered in Princeton, New Jersey. From 1985 until 1986, he served as vice president for sales and marketing at Animed, Inc., a veterinary products manufacturing company specializing in sales to veterinarians, headquartered in Roslyn, New York. From 1987 until 1988, he served as president of Mac's Snacks, Inc., the world's largest processor of pork rinds, headquartered in Grand Prairie, Texas. From 1988 until 1995, he served as the chief operating officer for Bollinger Industries, Inc., a fitness products manufacturer headquartered in Irvine, Texas. Since June of 1990, he has been the owner and chief executive officer of Benchmark Industries, Inc., a metal fabrications company headquartered in Fort Worth, Texas. Since September of 1999, he has also served as the acting president of GNR Health Systems, Inc., a physical therapy products sales company headquartered in Ocala, Florida.

Michael A. Caputa

     Mr. Caputa, age 29, serves as the president of its subsidiary, WRI, and is expected to be elected to the Registrant's board of directors at its next meeting. He founded WRI in 1998 and was its principal stockholder prior to the merger with American Internet. He continues to serve as a member of its board of directors and as its president and chief executive officer. From July of 1996 until May of 1998, he served as director of sales for GCI Marketing, Inc., a Florida corporation engaged in web design and hosting. Mr. Caputa graduated from Florida Atlantic University in 1996 with a degree in psychology.

Vanessa H. Lindsey, Secretary

     Vanessa H. Lindsey, age 28, was elected as the Registrant's secretary on November 11, 1999. From 1993 to 1995 she was employed by Accell Plumbing
Systems, Inc., an Ohio corporation, as that company's office manager and bookkeeper. Since 1995 she has been employed by Diversified Corporate Consulting Group, L.L.C., a Delaware limited liability company, engaged in providing diversified consulting services and in filing EDGARIZED documents for clients with the Commission, as that company's chief administrative officer. Since 1996 she has been employed by the Southeast Companies, Inc., a Florida corporation, involved in the entertainment industry, in business and political consulting and as a licensed mortgage brokerage company, as its chief administrative officer and currently serves as its vice president. She is also the secretary and chief administrative officer for Southern Capital Group, Inc, a Florida retail finance corporation and licensed mortgage brokerage business. She currently holds the position of secretary of The Marion County Libertarian Party and was the Campaign Treasurer for the Cyndi Calvo for State Senate, District 8 campaign. Since January of 1999, she has served as the secretary of Colmena Corp., a publicly held Delaware corporation.

FAMILY RELATIONSHIPS

     There are no family relationships among the current officers and directors of the Registrant or Messrs. Lipson, Dmytryk, Caputa or Mrs. Lindsey.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     Based on information provided to the Registrant's legal counsel, during the five year period ending on November 14, 1999 (the date this quarterly report on Form 10-QSB was filed with the Commission), no current director, person nominated to become a director, executive officer, promoter or control person of the Registrant has been a party to or the subject of:

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

COMPENSATION OF DIRECTORS

     The Registrant does not currently have any standard compensation arrangements for its directors. However, the Registrant has agreed to compensate Mr. Lipson for his services as a director and member of the audit and executive committees until December 31, 2000, by granting him a non-qualified stock option pursuant to the Registrant's Stock Option Plan (described in the Registrant's report on Form 10-KSB for the fiscal year ended June 30, 1999) to purchase 50,000 shares of the Registrant's common stock at an exercise price of $1.4375 per share (the closing transaction price for the Registrant's common stock on the date Mr. Lipson agreed to serve in such capacities) during the period starting on January 1, 2001 and ending on December 31, 2002.

     Yankees has proposed that, subject to ratification by the Registrant's stockholders at their annual meeting (expected to be held during December of 1999), the other members of the Registrant's board of directors be compensated for their services during the period ending on December 31, 2000, using non-qualified stock options from the Registrant's Stock Option Plan, as follows:

* For basic service as a member of the Registrant's board of directors, an option to purchase 15,000 shares of the Registrant's common stock during the twelve month period commencing on January 1, 2001 and ending on December 31, 2002, at an exercise price based on the last reported transaction price for the Registrant's common stock reported on the OTC Bulletin Board on an appropriate measuring date, possibly the first business day following the next annual meeting of the Registrant's stockholders. The options would vest as to 1,000 shares of the underlying common stock per month.

* For service on the audit or executive committee, the option would be increased by an additional 10,000 shares which would vest at the rate of 800 shares per month; and

* For service as the chair of the audit or executive committee, the option would be increased by an additional 5,000 shares which would vest at the rate of 400 shares per month.

     All of the foregoing options would require that the recipient comply on a timely basis with all personal reporting obligations to the Commission pertaining to his or her role with the Registrant and that the recipient serve in the designated position providing all of the services required thereby prudently and in good faith until December 31, 2000 (unless such person was not elected to such position by the Registrant's stockholders despite a willingness and ability to serve).

     Yankees has also recommended that at such time as the Registrant has, on a consolidated basis, earned a net, after tax profit of at least $100,000 per quarter for four calendar quarters, the Registrant provide the following standard compensation to each director:

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

* Options under the Registrant's Stock Option Plan similar to those currently under consideration, in a basic set amount for all directors, with additional options for service on committees and as chairs of committees, as consideration for their agreement to serve in such roles for a period of one year, subject to forfeiture if they fail to remain as members of the Registrant's board of directors for such period.

* A $500 per diem cash allowance for all meetings or functions attended in person rather than by telephone or similar means at the request of the Registrant for all directors who were not also officers or employees of the Registrant or its subsidiaries.

COMPENSATION OF CORPORATE SECRETARY

     The Registrant has agreed to compensate Mrs. Lindsey for her services as secretary until December 31, 2000, by granting her a non-qualified stock option pursuant to the Registrant's Stock Option Plan (described in the Registrant's report on Form 10-KSB for the fiscal year ended June 30, 1999) to purchase 15,000 shares of the Registrant's common stock at a price of $1.28 per share (the closing transaction price for the Registrant's common stock on the date Mrs. Lindsey agreed to serve in such capacity) during the period starting on January 1, 2001 and ending on December 31, 2002.


(B) SECOND RESTRUCTURING OF AMERICAN INTERNET TECHNICAL CENTER, INC. ("AMERICAN INTERNET") ACQUISITION

     At the recommendation of Yankees, the Registrant again renegotiated its acquisition agreement with American Internet based on the failure of American Internet to meet the Registrant's operating criteria. With the assistance of Yankees, the Registrant has arranged for the merger of WRI (see discussion below) into American Internet, with WRI's personnel, facilities and resources assuming control of American Internet's operations. Messrs. Gleason and Umile, American Internet's former controlling stockholders and who served as its president and vice president of American Internet, and as members of its board of directors, agreed to resign from all positions with American Internet, to return 932,756 of the 1,232,756 shares of the Registrant's common stock that they received (as adjusted after the first amendment to the American Internet reorganization agreement) in exchange for their capital stock in American Internet in consideration for $48,000 to be paid over a six month period, and to terminate all rights to receive future shares of the Registrant's common stock based on American Internet's future performance. In conjunction with such renegotiation, Yankees also returned 119,602 of the 150,000 shares of the Registrant's common stock that it received in conjunction with the American Internet acquisition, in consideration for a payment of $4,800 payable over a six month period. As a result of such restructuring, the Registrant's outstanding shares of common stock were reduced to 8,354,126 and the shares of common stock reserved for currently identifiable future issuance (e.g., pursuant to currently outstanding options, warrants or current agreements) were reduced to 4,368,980.

     The second amendment to the reorganization agreement with American Internet is filed as an exhibit to this report and the foregoing discussion is qualified in its entirety by reference to the specific terms of such agreement (see Part II, Item 6(a), "Exhibits required by Item 601 of Regulation S-B, exhibit number 2.14").

(C)      ACQUISITION OF WRIWEBS.COM, INC. ("WRI")

     In order to reverse American Internet's declining business performance, Yankees recommended to the Registrant that it acquire WRI, a Florida corporation also engaged in the design and hosting of web sites, with the facilities and personnel to conduct almost all required functions in house, and with the ability to incorporate materially all of American Internet's business operations into its existing business structure. Based on the terms negotiated by Yankees with Messrs. Gleason and Umile, the Registrant was able to acquire WRI using a portion of the Registrant's common stock returned by Messrs. Gleason and Umile.

     The WRI acquisition was effected through a merger of WRI into American Internet (American Internet, as the surviving corporation after its merger with WRI is sometimes hereinafter referred to as either the "Surviving Corporation" or as the "Merged Subsidiaries") as a result of which, the former WRI stockholders received 531,000 shares of the Registrant's common stock, with the ability to receive an additional 150,000 shares based on WRI's performance during the next three years. The performance shares can be earned as follows:

o If during the calendar year ended December 31, 2000, the Merged Subsidiaries earn net pre-tax profits of at least $100,000, the Registrant will issue an additional 50,000 shares of its common stock to the former WRI stockholders, allocated among them on a pro rata basis based on their holdings of WRI common stock immediately prior to the merger;

o If during the calendar year ended December 31, 2001, the Merged Subsidiaries earn net pre-tax profits of at least $200,000, the Registrant will issue an additional 50,000 shares of its common stock to the former WRI stockholders, allocated among them on a pro rata basis based on their holdings of WRI common stock immediately prior to the merger; and

o If during the calendar year ended December 31, 2002, the Merged Subsidiaries earns net pre-tax profits of at least $300,000, the Registrant will issue an additional 50,000 shares of its common stock to the former WRI stockholders, allocated among them on a pro rata basis based on their holdings of WRI common stock immediately prior to the merger.

     While American Internet was the Surviving Corporation, its name was changed to Wriwebs.com, Inc., and WRI's officers and directors became the officers and directors of the Surviving Corporation. In conjunction with the acquisition, the Registrant invested $100,000 in the Surviving Corporation immediately following the merger and intends to invest an additional $100,000 within 60 days after WRI's audited financial statements are filed with the Commission and a final $100,000 within 60 days thereafter.

     In the event that during eighteen fiscal month period commencing on the 91st day following the merger and ending at the close of business on the 730th day following the merger, Michael A. Caputa, the controlling stockholder of WRI immediately prior to the merger ("Mr. Caputa") is not satisfied with its association with the Registrant, then, he will have the right to acquire control of the Merged Subsidiaries by returning to the Registrant, without any liens or encumbrances, all of the Registrant's common stock received as a result of the merger by Mr. Caputa and his successors in interest and all other distributions of securities, cash or other assets or rights received by Mr. Caputa and his successors in interest as a result of their status as stockholders of the Registrant; provided that the Merged Subsidiaries:

o Repay the Registrant all funds advanced to them or their affiliates or designees directly or indirectly by or through the Registrant, with interest; and

o Register between 20% and 30% of their capital securities with the Commission and state securities' regulatory authorities for distribution to the Registrant or its designees (e.g., the Registrant's stockholders).

     The amount of the Merged Subsidiaries' common stock which Mr. Caputa can acquire will be based on when the option is exercised. If the election to exercise the Caputa Option is made within 365 days after the merger, then 80% of the Merged Subsidiaries' authorized common stock will be issued to Mr. Caputa and the balance will be issued and distributed to persons designated by the Registrant. If the election to exercise the Caputa option is made after the 365th day following the merger, then 70% of the Merged Subsidiaries' authorized common stock will be issued to Mr. Caputa and the balance will be issued distributed to persons designated by the Registrant. In the event the Caputa Option is exercised, then all rights to additional shares based on the performance of the Merged Subsidiaries would be forfeited, the AmeriNet designees to whom shares of the Merged Subsidiaries common stock was distributed would have certain antidilutive rights and AmeriNet would have a right of first refusal to provide financing to the Merged Subsidiaries for a period of two years.

     The agreement and plan of merger between the Registrant, American Internet and WRI, together with all schedules and exhibits thereto, is filed as an exhibit to this report and the foregoing discussion is qualified in its entirety by reference to the specific terms of such agreement (see Part II, Item 6(a), "Exhibits Required by Item 601 of Regulation S-B, exhibit number 2.15"). In addition, background information provided by WRI to the Registrant for use in future filings with the Commission is also filed as an exhibit to this report (see Part II, Item 6(a), "Exhibits required by Item 601 of Regulation S-B, exhibit number 99.49").

SELECTED WRI UNAUDITED FINANCIAL DATA

     The following summary financial data concerning WRI was provided by WRI to the Registrant based on its current accounting system. However, it was based on unaudited information that could change materially when subjected to generally accepted auditing standards and generally accepted accounting principals, consistently applied.

                                    Three Months
                                    Ended September 30 1999
                                    (Unaudited)

BALANCE SHEET DATA

ASSETS

         Current assets             $ 136,109.71
         Fixed assets               $ 250,447.92
         Other assets               $   3,507.23
         ------------               --------------
         Total assets               $ 392,094.86

LIABILITIES

         Current liabilities        $  83,498.11

         Long term liabilities      $   6,185.94
         Total Liabilities          $  89,684.05

Stockholders' equity                $ 302,430.81
                                    ------------

Total liabilities &
         stockholders' equity       $ 392,094.86

OPERATING DATA

Revenue                             $ 251,497.29
Expenses *                          $(285,990.99)
Net income                          $( 34,493.70)

* Audited statements for WRI and pro forma financial information for the operations of WRI and the Registrant complying with the requirements of Regulation S-B will be filed by the Registrant with the Commission on or before January 26, 2000 (the 75th day after the merger) in a current report on Form 8-K. The foregoing information is subject to modification based on normal audit adjustments.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

     As permitted by Exchange Act Rule 12b-23, the exhibits filed in the Registrant's report on Form 10- KSB for the fiscal year ended June 30, 1999, are hereby incorporated by reference. In addition, the exhibits listed below and designated as filed herewith (rather than incorporated by reference) follow the signature page in sequential order.

DESIGNATION         PAGE
OF EXHIBIT          NUMBER
AS SET FORTH        OR SOURCE OF
IN ITEM 601 OF      INCORPORATION
REGULATION S-B      BY REFERENCE   DESCRIPTION

(1)                 *              Underwriting Agreement

(2)                                Plan of acquisition, reorganization,
                                   arrangement, liquidation or succession:

         .14        30             Second Amendment to American Internet
                                   Reorganization Agreement.
         .15        38             Plan and agreement of merger between
                                   American Internet Technical Center, Inc., and Wriwebs.com, Inc.

(3)       (i)      (3)(i)          Articles of incorporation:

          (ii)     (3)(ii)         Bylaws:

(4)                (4)-1           Instruments defining the rights of holders,
                                   including indentures:

(5)                 *              Opinion re: legality

(8)                 *              Opinion re: tax matters

(9)                                Voting trust agreement

         .3         217            Second Amendment to Lock-up and Voting
                                   Agreement.
         .4         221            Third Amendment to Lock-up and Voting
                                   Agreement.

(10)                               Material Contracts [since July 1, 1999]

         .32        (10)-1         Registrant's engagement agreement  with
                                   Daszkal, Bolton & Manela, P.A., certified public accountants, dated July 9, 1999.

         .35        (10)-2         Registrant's employment agreement with Carmen
                                   Piccolo.

DESIGNATION         PAGE
OF EXHIBIT          NUMBER
AS SET FORTH        OR SOURCE OF
IN ITEM 601 OF      INCORPORATION
REGULATION S-B      BY REFERENCE   DESCRIPTION

         .37        (10)-3         Michael Harris Jordan Employment Agreement
         .38        (10)-4         Xcel and American Internet Promissory Note
         .39        (10)-4         Loan Guarantee and Indemnification Agreement
                                   between Xcel Associates, Inc. and The Yankee
                                   Companies, Inc.

(11)                10             Statement re computation of per share
                                   earnings

(13)                *              Annual or quarterly reports, Form 10-QSB:

(15)                *              Letter on unaudited interim financial
                                   information

(16)                *              Letter on change in certifying accountant

(17)                *              Letter on director resignation:

(18)                *              Letter re change in accounting principals

(19)                *              Reports furnished to security holders

(20)                *              Other documents or statements to security
                                   holders or any document incorporated by
                                   reference

(21)                29             Subsidiaries of the Registrant

(22)                *              Published report regarding matters submitted
                                   to vote

(23)                *              Consent of experts and counsel

(24)                *              Power of attorney

(25)                *              Statement re eligibility of trustee

(26)                *              Invitation for competitive bids

(27)                242            Financial data schedule

(99)                               Additional Exhibits
          .49       224            Background information provided by WRI for
                                   use by the Registrant in future Commission filings.

-------
*        Not applicable

DESIGNATION                PAGE
OF EXHIBIT                 NUMBER
AS SET FORTH               OR SOURCE OF
IN ITEM 601 OF             INCORPORATION
REGULATION S-B             BY REFERENCE     DESCRIPTION


(3)(i)   Incorporated  by  reference,  as permitted by Exchange Act Rule 12b-23,
         from  "Item  13,   Exhibits,"   from  exhibit  3  (i)  filed  with  the
         Registrant's report on Form 10-KSB for the year ended June 30, 1999.

(3)(ii)  Incorporated  by  reference,  as permitted by Exchange Act Rule 12b-23,
         from  "Item  13,   Exhibits,"  from  exhibit  3  (ii)  filed  with  the
         Registrant's report on Form 10-KSB for the year ended June 30, 1999.

(4)-1 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Item 13, Exhibits," from exhibit 4.11 and 4.12 filed with the Registrant's report on Form 10-KSB for the year ended June 30, 1999.

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

(10)-4 Incorporated by reference, as permitted by Exchange Act Rule 12b-23, from "Item 13, Exhibits," from exhibit 10.38 and 10.39 filed with the Registrant's report on Form 10-KSB for the year ended June 30, 1999.


(B)      REPORTS ON FORM 8-K FILED DURING QUARTER ENDED JUNE 30, 1999

     During the calendar quarter ended September 30, 1999, the Registrant filed the following reports on Form 8-K with the Commission:

                                             FINANCIAL
ITEMS REPORTED           DATE FILED          STATEMENTS  INCLUDED

1, 2, 4, 5, 7 and 8      July 12, 1999       None
4 and 7 (amended)        August 18,1999      None
5, 6 and 7               August 24, 1999     None
5, 6 and 7 (amended)     September 9, 1999   None
4 and 7 (amended)        September 9, 1999   None
2 and 7 (amended)        September 9, 1999   Audited  financial  statements  and
                                             unaudited   pro   forma   financial
                                             information  for  American Internet
                                             covering  the period from inception
                                             on  April 15,  1998  until December
                                             31, 1998 (audited) as  required  by
                                             Regulation  S-B in conjunction with
                                             the     acquisition   of   American
                                             Internet on July 25, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            AMERINET GROUP.COM, INC.

November 16, 1999

                        BY: /S/ MICHAEL HARRIS JORDAN /s/

                              Michael Harris Jordan

                              President & Director

                             ADDITIONAL INFORMATION

                                   REGISTRANT:

                            AMERINET GROUP.COM, INC.
                             Corporate Headquarters:
          902 Clint Moore Road, Suite 136-C; Boca Raton, Florida 33487
     Telephone Number: (561) 998-3435; Facsimile Transmission (561) 998-3425
                       E-mail webmaster@amerinetgroup.com

                                    OFFICERS:

         President, Michael Harris Jordan; Secretary, Vanessa H. Lindsey

                 General Counsel, G. Richard Chamberlin, Esquire

                               BOARD OF DIRECTORS:

                            Michael Harris Jordan * +

                        G. Richard Chamberlin, Esquire *

                             Edward Carl Dmytryk **

                               Saul B. Lipson ** +

                              Anthony Q. Joffe * **

                                Penny Adams Field

                                J. Bruce Gleason

                              Michael A. Caputa ++

                                   SUBSIDIARY:

                                WRIWEBS.COM, INC.
                              A Florida corporation
             245 North Ocean Boulevard, Suite 201; Deerfield Beach,
           Florida 33441 Telephone (954) 360-0636, Fax (954) 360-0377;
                         and, web site www.wriwebs.com;

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

                                 TRANSFER AGENT:

                            LIBERTY TRANSFER COMPANY
                 191 New York Avenue, Huntington, New York 11743
         Telephone (516)-385-1616: Facsimile Transmission (516) 385-1619

     Exhibits to the Form 10-QSB are available on the Securities and Exchange Commission's web site located at www.sec.gov in the EDGAR archives, on the Registrant's website located at www.amerinetgroup.com and will be provided subject to payment of copying and transport charges to stockholders of the Registrant upon written request addressed to Michael Harris Jordan, President; AmeriNet Group.com, Inc.; 902 Clint Moore Road, Suite 136-C; Boca Raton, Florida 33487.

     The Securities and Exchange Commission has not approved or disapproved of this Form 10-QSB and Quarterly Report to Stockholders nor has it passed upon its accuracy or adequacy.

--------
+        Committee chairperson
*        Executive Committee Member
**       Audit Committee Member
++       Nominee