Form 10KSB/A
period 1998-12-31
AMERINET GROUP COM INC
filed 1999-12-13
CIK 50471

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

                               TABLE OF CONTENTS

Only the following items are amended by this report:

Item              Page
Number            Number      Item Caption

Item 7.            3          Financial Statements

Item 13(a)        17          Exhibits
                  17          Signatures

     This document incorporates into a single document the requirements of the Securities and Exchange Commission for the Annual Report to Stockholders and the Form 10-KSB.

     This document amends the financial statements prevoiusly filed with the Commission on form 10-KSB for the years ended December 31, 1997 and 1998, and June 30, 1999, except as amended hereby or in other subsequent filings with the Commission, to the best of management's knowledge such reports remain accurate, as of their respective dates.

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

     The auditor's report and audited balance sheet of the Registrant for its years ended December 31, 1998, and 1997 and related statements of operations, stockholder's equity, cash flows and notes to financial statements for such years follow in sequentially numbered pages numbered 4 through 15. The page numbers for the financial statement categories are as follows:

4    Report of  Independent Accountants  - December  31,  1998
5    Balance  Sheet - December 31, 1998 and 1997;
6    Statements  of Operations- December 31, 1998 and 1997;
7    Statements of  Shareholders' Equity (Deficit)- December 31, 1998 and
        1997;
8    Statement  of Cash Flows - December  31,  1998 and 1997;  and
9-15 Notes to Financial Statements - December 31, 1998 and 1997.

(b)  Financial Statements follow.

(c)  Selected Financial Data

     The statement of operations data for the year ended December 31, 1998 and 1997, and the balance sheet data as of December 31, 1998 and 1997, follow in sequentially numbered page 16.

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

/s/ Bowman & Bowman /s/

Bowman & Bowman, P.A.
Ft. Myers, Florida
April 23, 1999, except Note 2 and Note 5B(b) as to which the date is November 10,1999.

                           EQUITY GROWTH SYSTEMS, inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                DECEMBER 31, 1998


                                      1998
                                   A S S E T S

CURRENT ASSETS
     Cash and cash equivalents               $     13,182

     TOTAL CURRENT ASSETS                          13,182

OTHER ASSETS

     TOTAL ASSETS                            $     13,182
                                             ================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable and other current
        liabilities                          $    151,661

     TOTAL CURRENT LIABILITIES                    151,661
                                             ---------------
LONG-TERM LIABILITIES

     TOTAL LIABILITIES                       $    151,661

SHAREHOLDERS' EQUITY (Note 5)

     Preferred stock-no par value authorized
     5,000,000 shares; zero issued and
     outstanding                                     -0-

     Common stock - $.01 par  value  authorized
     20,000,000 shares; issued and
     outstanding - 5,991,148 shares                59,911

     Capital in excess of par value             2,930,395

    Accumulated deficit prior to December
    31, 1998                                   (3,128,785)

    Accumulated deficit from inception of
    development stage on December 31, 1998           -0-

     TOTAL SHAREHOLDERS' EQUITY                  (138,479)

     TOTAL LIABILITIES & SHAREHOLDERS'EQUITY   $   13,182

The accompanying notes are an integral part of these financial statements

                           EQUITY GROWTH SYSTEMS, inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                        1998                1997

Income from Operations             $      -0-          $     -0-

Provisions for Income Taxes
     (Note 4)                             -0-                -0-

Loss from Discontinued Operations
     (Note 9)                         (562,415)           (74,043)
                                   --------------      --------------

Net Loss                           $  (562,415)        $  (74,043)
                                   ==============      ==============

Basic Loss per Share               $       (0)         $      (0)
                                   ==============      ==============

Weighted Average of
     Shares Outstanding            $  4,174,778        $  3,807,814
                                   ===============     ==============

Fully Diluted Loss per Share       $        (0)        $       (0)
                                   ===============     ==============

Fully Diluted Average
     Shares Outstanding            $  4,222,191        $  3,807,814
                                   ===============     ===============


The accompanying notes are an integral part of these financial statements

                           EQUITY GROWTH SYSTEMS, inc.
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                       Capital in
                         No. of         Common         Excess of      Accumulated
                         Shares         Stock          Par Value      Deficit

Balances
December 31, 1996        3,771,148      $37,711        $2,892,195     $(2,492,327)

Common Stock Issued (Services)
at $0.01 per share          55,000          550               550         -0-

Net (loss) for the
year ended December
31, 1997                       -0-          -0-               -0-       (74,043)
                         -----------    -----------    ----------     -------------

Balances
December 31, 1997        3,826,148        38,261        2,892,745      (2,566,370)

Common Stock Issued (Services)
at $0.02 per share         415,000         4,150            4,150          -0-

Common Stock Issued (Cash)
at $0.02 per share       1,750,000        17,500           17,500          -0-

Stock options outstanding      -0-           -0-           16,000          -0-

Net (loss) for the
year ended December
31, 1998                       -0-            -0-              -0-       (562,415)
                         ------------   ------------   ------------    ------------
Balances
December 31, 1998         5,991,148     $   59,911     $2,930,395     $(3,128,785)


The accompanying notes are an integral part of these financial statements

                           EQUITY GROWTH SYSTEMS, inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                     1998          1997

Cash Flows From Operating Activities
Net Loss                                         $  (582,415)   $   (74,043)

Adjustments to Reconcile Net (Loss)
to Net Cash Used by Operating Activities

Loss on non-collectible financial instruments                        144,440
Stock options granted to consultant                    16,000
Common stock issued for services                        8,300          1,100
Changes in operating assets and Liabilities
     Decrease (Increase) in other receivables          98,590       (98,580)
     Increase (Decrease) in accounts
       payable and current liabilities                146,651        (7,990)
     Increase (Decrease) in cash overdrafts               (4)             4
                                                  ------------   --------------
Net Cash Used by Operating Activities               (292,878)       (35,069)

Cash Flows From Financial Activities
     Common stock issued for cash                     35,000             -0-
     Decrease (Increase) in mortgage
          and notes receivable                     1,570,888        339,544
     Increase (Decrease) in mortgage
          and notes payable                       (1,299,828)      (305,437)
                                                  ------------   --------------
Net Cash Provided by Financial Activities             306,060         34,107
                                                  ------------   --------------
Net Increase (Decrease) in Cash                        13,182        (  962)

Cash-Beginning of Year                                    -0-            962

Cash-End of Year                                  $    13,182    $       -0-
                                                  =============  ==============

Supplemental Cash Flows Information
     Cash paid for interest                       $   127,257    $    99,602


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

                           EQUITY GROWTH SYSTEMS, inc
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has net operation loss carryovers of in excess of $2,900,000 which expire by the year 2013.

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

NOTE 2   SETTLEMENT WITH CREDITORS - SUBSEQUENT EVENT

     On November 28, 1998, the Company offered 150,000 shares of its common stock in consideration for the cancellation of $150,000 of legal and advisory services currently shown as a liability on the Company's books. This offer was accepted in February of 1999.

NOTE 3   CONSULTING AGREEMENTS

     In 1997, a consulting agreement with Warren A. McFadden was terminated and the 110,000 shares of common stock he received, which were subsequently acquired by Diversified Consulting (Diversified), were used by Diversified as consideration to cancel a $30,000 promissory note liability owed to the Company.

     In 1998 a consulting agreement with Yankee Companies, Inc., (Yankee) a Florida corporation was executed to develop investment banking relationships, develop access to debt and equity capital markets and to develop growth through acquisition of complementary business operations. In consideration for Yankee's assistance, Yankee is to receive options for common stock equal to 10% of the outstanding shares of the Company (see Note 5B[b]).

                           EQUITY GROWTH SYSTEMS, inc
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 4   INCOME TAXES

     As discussed in Note 1, the Company has applied the provisions of Financial Accounting Standards Statement 109.

     The significant components of deferred income tax expense benefit for the year ended December 31, 1998 arising from net operating losses as follows:

                                             1998

          Deferred tax benefit               $ 188,920
          Valuation allowance                (188,920)
                                             $      -
                                             =========

     The Company has operating loss carryforwards in excess of $2,000,000. There is no reasonable expectation that any tax benefits can be utilized in the future.

NOTE 5   STOCKHOLDERS' EQUITY

     A. During the year ended December 31, 1998 the Company issued its common stock for cash and in exchange for services as follows:

     (a) On March 26th 290,000 shares of common stock were issued at $ .02 per share for services.

     (b) On September 9th 50,000 shares of common stock were issued at $ .02 per share for services.

     (c) On December 9th 75,000 shares of common stock were issued at $ .02 per share for services and 1,750,000 shares were issued at $ .02 per share for cash.

     B.   During the year the  Company  also  issued  stock  options as follows:

     (a) The President of the company was granted an option for 200,000 shares. The options are exercisable at $.02 per share and accordingly no compensation expense has been recorded or will be incurred with the issuance.

     (b) In September 1998, the Company entered into a consulting arrangement for services relating to reorganization, mergers, acquisitions and other strategic corporate development which was formalized in a written agreement dated November 25, 1998. As compensation the consultant was granted an option to purchase up to 10% of the outstanding and reserved common stock for a maximum of $60,000.

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

          Compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," in the amount of $16,000. The fair value of each option is estimated on the date of grant using the fair market option pricing model with the assumption:


          Risk-free interest rate                        5.5 %
          Expected life (years)                            2
          Expected volatility                          2,665
          Expected dividends                             -0-

          A summary of option transactions during the years ended December 31, 1998 is shown below:


                                           Number               Weighted-Average
                                           of Shares             Exercise Price

          Outstanding at December 31, 1997       0               $    0
          Granted                           786,615                0.11
          Exercised                              0                    0
          Forfeited                              0                    0


          Outstanding at December 31, 1998   786,615

          Exercisable at December 31, 1998   786,615

          Available for issuance at December
               31, 1998                   14,008,852

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

     Management has entered into agreements (Note 7) that reduce current revenues to zero. This is in preparation for new business opportunities currently being sought out by the Company.

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

NOTE  9 - LOSS FROM  DISCONTINUED  OPERATIONS

     On March 22, 1999, the Company entered into an agreement (Note 7) that results in the discontinued operations of the mortgage finance business. The following is a summary of income (loss) from operations of the discontinued mortgage finance business.

                                               1998               1997

Revenues of Discontinued Operations        $ 162,395          $   214,001
Expenses of Discontinued Operations          347,535              288,044
                                           ------------       -------------
Loss from Operations of
        Discontinued Operations              185,140          $    74,043

Loss on Disposal of
        Discontinued Operation                377,275                -0-
                                           -------------      ---------------
Loss From
        Discontinued Operations             $ 562,415             $ 74,043
                                           =============      ===============

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

     The required financial statements of the Registrant are included as part of this report beginning on page 5.

STATEMENT OF OPERATIONS DATA :
YEAR ENDED DECEMBER 31
-------------------------
                                            1998                   1997
                                           ---------            ----------

Total Revenues                                       $       0        $      0
Revenues of Discontinued Operations        $ 162,395          $   214,001
Expenses of Discontinued Operations          331,535             (288,044)
                                           ------------       -------------
Loss from Operations of
        Discontinued Operations             (169,140)          $   (74,043)

Loss on Disposal of
        Discontinued Operation                377,275                -0-
                                           -------------      ---------------
Loss From
        Discontinued Operations             $ (546,415)        $  (74,043)
                                           =============      ===============

Basic Loss Per Share                              0                   0
Fully Diluted loss per share                      0                   0

BALANCE SHEET DATA:
YEAR ENDED DECEMBER 31,
-------------------------
                                                             1998          1997
                                                       ----------     ----------
Working Capital                                        $(138,479)     $(149,309)
Total Assets                                              13,182       1,669,168
Total Liabilities                                        151,661       1,304,832
Stockholders' Equity                                    (138,479)        364,336

ITEM 13.     EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(a)      Exhibits

     The exhibits listed below and designated as filed herewith (rather than incorporated by reference) follow the signature page in sequential order. Only the exhibits listed are being amended by this report. All other exhibits filed in the prior report or reports remain unchanged.

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

Dated: December 13, 1999



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


Signature                     Date                        Title

/s/Michael H. Jordan/s/       December 13, 1999  President, Chief Executive
                                                 Officer, Director, Executive
                                                 Committee

/s/G. Richard Chamberlin/s/   December 13, 1999   General Counsel, Director,
                                                 Executive Committe

/s/Penny L. Adams Field       December 13, 1999   Director,

/s/Anthony Q. Joffe /s/       December 13, 1999   Director, Audit Committe,
                                                 Executive Committe

/s/ Bruce J. Gleason /s/      December 13, 1999   Director

/s/ Saul B. Lipson            December 13, 1999   Director, Audit Committee
                                                   Chair, Executive Committee

/s/ Edward Dmytryk            December 13, 1999   Director

/s/ Michael A. Caputa         December 13, 1999   Director

/s/ Dennis A. Berardi         December 13, 1999   Director

/s/ Carol A. Berardi          December 13, 1999   Director