Form 10KSB/A
period 1999-06-30
AMERINET GROUP COM INC
filed 1999-12-13
CIK 50471

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

                                   FORM 10-KSB/A

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

                                TABLE OF CONTENTS

Only the following items are amended by this report:

PART      ITEM      PAGE
NUMBER    NUMBER    NUMBER    CAPTION

II        7         4         Financial Statements

III       13        37        Exhibits and Reports on Form 8-K

Signatures          38

     This document incorporates into a single document the requirements of the Securities and Exchange Commission for the Annual Report to Stockholders and the Form 10-KSB.

     This document amends the financial statements previously filed with the Commission on form 10-KSB for the years ended December 31, 1997 and 1998, and June 30, 1999, except as amended hereby or in other subsequent filings with the Commission, to the best of management's knowledge such reports remain accurate, as of their respective dates.

PART II

ITEM 7    FINANCIAL STATEMENTS

(a)  Index to financial statements and financial statement schedules.

     The auditor's report and audited balance sheet of the Registrant for its years ended June 30, 1999, December 31, 1998, and 1997 and related statements of operations, stockholder's equity, cash flows and notes to financial statements for such years follow in sequentially numbered pages numbered 5 through 22. The page numbers for the financial statement categories are as follows:

AmeriNet Group.com, Inc. financial statements

5     Cover Page
6     Report of  Independent Accountants
7     Report of  Independent Accountants from Bowman & Bowman for 1998
8     Report of  Independent Accountants from Baum & Company for 1997
9     Balance  Sheet
10    Statements  of Operations
11    Statements of  Shareholders' Equity
12    Statement of Cash Flows
13    Notes to Financial Statements

     The auditors report and audited balance sheet of the Registrant for its six months ended June 30, 1999, and related statements of operations, stockholder's equity, cash flows and notes to financial statements for such years follow in sequentially numbered pages numbered 23 through 32. The page numbers for the financial statement categories are as follows:

American Internet Technical Center, Inc. financial statements

23    Cover Page
24    Independent auditor's report
25    Balance sheets
26    Statements of operations
27    Statements of shareholders' equity
28    Statements of cash flows
29    Notes to financial statements

(b)   Financial Statements follow

(c)   Pro Forma Financial Statements

     The combined balance sheets and statement of income of the Registrant and American Internet for its year ended December 31, 1998, and statement of income for six months ended June 30, 1999, follow in sequentially numbered pages numbered 33 through 36.

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

ROBERT A. MANELA, CPA, P.A.
TIMOTHY R. DEVLIN. CPA, P.A.
MICHAEL S. KRIDEL, CPA

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

/s/ Daszkal Bolton Manela Devlin & Co.

Boca Raton, Florida
October 5, 1999, except for Notes 9 and 15, as to which the date is
                 November 10,1999.

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

/s/ Bowman & Bowman

Bowman & Bowman, P.A.
Myers, Florida
April 23, 1999, except Note 2 and Note 5B(b) as to which the date is November 10, 1999.

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

May 4, 1998
Coral Springs, Florida

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1999 AND DECEMBER 31, 1998



                                     ASSETS

                                                                 1999                1998
CURRENT ASSETS:

     Cash                                                        $ 79,021            $13,182
     Accounts Receivable, net                                      76,662                 -
                                                                 ------------        ------------
     Total Current assets                                         155,683             13,182
     Property and equipment, net                                   33,656                  -

OTHER ASSETS:

     Goodwill, net                                                1,470,559                 -
     Deposits                                                        14,492                 -
                                                                 --------------      -----------
     Total other Assets                                           1,485,051                 -
                                                                 --------------      -----------
TOTAL ASSETS                                                     $1,674,390           $13,182
                                                                 ==============      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

        Accounts payable                                         $   10,648          $   4,661
        Accrued expenses                                             16,901            147,000
        Billings in excess of costs and estimated
          earnings on uncompleted contracts                          80,558                  -
        Loans payable-Stockholders                                   29,333                  -
                                                                 --------------      ------------
TOTAL CURRENT LIABILITIES                                           137,440             151,661
                                                                 --------------      ------------
SHAREHOLDERS' EQUITY

          Preferred stock, no par value, 5,000,000 shares
          authorized, -0- issued and outstanding                          -                   -
          Common  stock, $.01 par value, 20,000,000 shares
          authorized; 8,094,884 and 5,991,148 shares issued
          and outstanding in 1999 and 1998, respectively             80,948               59,991
          Additional paid in capital                              4,841,005            2,930,395
          Accumulated deficit prior to December 31, 1998         (3,128,785)          (3,128,785)
          Accumulated deficit from inception of
          development stage on December 31, 1998                   (256,218)                   -
                                                                 -------------       -------------
          Total Stockholders' equity                              1,536,950              (138,479)
                                                                 -------------       -------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                         $1,674,390          $    13,182
                                                                 =============       =============

                 See accompanying notes to financial statements

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1999
                   AND YEAR ENDED DECEMBER 31, 1998 AND 1997

                                                  1999                1998           1997

Revenues earned                                   $       -           $        -     $      -
General and administrative expenses                (256,218)                   -            -
Loss from Operations                               (256,218)                   -            -
Provision for income taxes                                -                    -            -
Loss from discontinued operations                         -            (562,415)       (74,043)
Net loss                                          $(256,218)          $(562,415)     $ (74,043)
                                                  ============        ==========     ==========
Basic loss per share                              $   (0.04)          $   (0.13)     $    0.02
Weighted average shared outstanding                6,091,566           4,174,778       3,807,814
                                                  ============        ==========     ===========
Fully diluted loss per share                      $   (0.04)          $   (0.13)     $    (0.02)
Fully diluted average shares outstanding           6,091,566           4,222,191       3,807,814
                                                  ============        ==========     ===========

                 See accompanying notes to financial statements

                    AMERINET GROUP.COM, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    SIX MONTHS ENDED JUNE 30, 1999 AND YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                                    Accumulated
                                                                      Additional                    Deficit
                                        No. of         Common         Paid-in        Accumulated    Development
                                        Shares         Stock          Capital        Deficit        Stage          Total


Balances, December 31, 1996             3,771,148      $  37,711      $2,892,195     $(2,492,327)   $       -      $  437,579
Common Stock Issued for services           55,000            550             550               -            -           1,100
Net loss, December 31, 1997                     -              -               -         (74,043)           -         (74,043)
                                        ---------      ---------      ----------     ------------   -----------    -----------
Balances, December 31, 1997             3,826,148         38,261       2,892,745      (2,566,370)           -          364,636
Common stock issued for services          415,000          4,150           4,150               -            -            8,300
Common stock issued for cash            1,750,000         17,500          17,500               -            -           35,000
Stock Options outstanding                                                 16,000                                        16,000
Net loss, December 31, 1998                     -              -               -        (562,415)           -         (562,415)
                                        ---------      ---------      ----------     -------------  ------------   ------------
Balances, December 31, 1998             5,991,148         59,911       2,930,395      (3,128,785)           -         (138,479)
Common stock issued for services          247,000          2,470         171,780               -            -          174,250
Common stock issued for cash              220,000          2,200          97,800               -            -          100,000
Common stock issued for acquisition     1,636,736         16,367       1,423,960               -            -        1,440,327
Stock options outstanding                       -              -          37,498               -            -           37,498
Contribution of professional services                                    179,572                                       179,572
Net loss, June 30, 1999                         -              -               -               -       (256,218)      (256,218)
                                        ---------      ---------      ----------     ------------   -------------  ------------
Balances, June 30, 1999                 8,094,884      $  80,948      $4,814,005     $(3,128,785)   $  (256,218)   $ 1,536,950


                 See accompanying notes to financial statements

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    SIX MONTHS ENDED JUNE 30, 1999 AND YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                  1999                1998                1997
Cash flows from operating activities:
     Net (loss)                                   $(256,218)          $(546,415)          $ (74,043)

     Adjustments to reconcile net income
     to net cash used by operating activities:

     Loss on non-collectible financial
           instruments                                   -                     -            144,440
     Stock options granted to consultant            37,498                     -                  -
     Common stock issued for services               27,250                 8,300              1,100
     Contribution for professional services        179,572
     Changes in operating assets and liabilities,
     net of effect from acquisitios:

     (Increase) decrease in:
          Other receivables                              -                98,590             (98,580)

     Increase (decrease) in:
          Accounts Payable and accured expenses      (1,573)             146,651              (7,990)
          Cash overdraft                                 -                   (4)                   4
                                                  -----------         ----------          ------------
Net cash used by operations                         (13,471)           (292,878)              (35,069)

Cash flows from investing activities:
     Cash overdraft acquired in acquisitions         (20,690)                  -                    -
                                                  -----------         ----------          ------------
Cash flows from financial activities:
     Common stock issued for cash                    100,000              35,000                    -
     Decrease (increase) in mortgage
          and notes receivable                             -           1,570,888              339,544
     Increase (Decrease) in mortgage
          and notes payable                                -         (1,299,828)             (305,437)
                                                  -----------        -----------          ------------
Net cash provided by financial activities            100,000             306,060                34,107

Net increase in cash                                  65,839              13,182                 (962)

Cash at beginning of year                             13,182                   -                  962
                                                  -----------         ----------          -------------

Cash at end of year                               $   79,021          $   13,182          $         -
                                                  ===========         ==========          =============


                 See accompanying notes to financial statements

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

AmeriNet Group.com, Inc., formerly known as Equity Growth Systems, Inc. (the "Company") was organized under the laws of the State of Delaware on December 8, 1964. Beginning in 1996, the principal business of the Company was structuring and marketing of mortgaged backed securities as well as the acquisition of select commercial real estate for its own account. Effective December 31, 1998, the Company discontinued the mortgage business and was reclassified as a development stage company. The purpose of the development stage company was to acquire other operating companies.

On June 25, 1999, the Company acquired all of the outstanding common stock of American Internet Technical Center. American Internet Technical Center, Inc., is a Florida corporation, established on April 15, 1998, to design and host websites and to provide e-commerce programs, marketing and other Internet services. Hosting services, including search engine registrations, are typically six-month to one-year contracts.

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

The financial statements as presented, reflect the Company, for the six months ended June 30, 1999, and American Internet Technical Center, Inc., for accounting purposes, June 30, 1999.

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

NOTE 3 - ACQUISITION

On June 25, 1999, the Company acquired all of the outstanding common stock of American Internet Technical Center, Inc. For accounting purposes the transaction was deemed to have become effective June 30, 1999. As initial consideration, the Company issued an aggregate of 2,236,736 shares of common stock to the stockholders of American Internet Technical Center, Inc. These initial shares were reduced by 750,000 shares to an aggregate of 1,486,736 shares and then again reduced to an aggregate of 553,980 shares. The stockholders of American Internet Technical Center, Inc. sold 250,000 shares of common stock to Yankee in consideration for $25,000. The shareholders subsequently contributed the $25,000 to the Company. Under the terms of the earn out provisions of the acquisition agreement, the Company will issue shares of common stock over a six-year period beginning June 30, 2000, contingent upon the operating performance of American Internet Technical Center, Inc. The maximum number of shares that would have been issued under this agreement is 5,250,000 shares. As a material subsequent event, such contingency has been eliminated.

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

The excess of the fair value of the net assets of American Internet Technical Center, Inc. acquired was $1,470,559 and was recorded as goodwill. Goodwill is being amortized on a straight-line method over 15 years. The accumulated amortization of the excess fair value of net assets of the Company acquired over cost is $-0- at for the six months ended June 30, 1999, and the years ended December 31, 1998 and 1997.

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

"During March of 1995, the Company's Board of Directors elected Edward Granville-Smith, then president of KSG (then operating as EGSI), to the Company's Board of Directors, after which all directors other than Mr. Granville-Smith resigned. Mr. Granville-Smith, as the sole director, elected himself as president, chief executive officer and chairman of the Company's Board of Directors. Thereafter, Mr. Granville-Smith, as the sole stockholder, officer and director of Milpitas Investors, Inc., a Delaware corporation ("Milpitas"), caused Milpitas to assign interests of four leases involving five separate leased parcels of real estate (one lease covers two parcels, four promissory notes secured by mortgages on real estate leased to third parties in each case subject to mortgages to third parties, and four demand notes with an aggregate original principal balance of approximately $160,000, to the Company in exchange for 1,616,000 shares of the Company's common stock. The demand notes are subject to an arrangement with Mr. Jerry C. Spellman (which the Company has agreed to honor) whereby payments thereon are used to repay a $100,000 loan by Mr. Spellman to a former holder. Milpitas thereafter distributed such stock to Granville-Smith Trust, which thereafter transferred to K. Walker, Ltd., a Bahamian corporation (affiliated with Mr. Granville-Smith) and Bolina Trading Registrant, a Panamanian corporation and/or the WEFT Trust, (affiliated with Jerry C. Spellman)."

SPELLMAN GENERAL RELEASE

On March 22, 1999, Mr. Jerry C. Spellman, on his own behalf and on behalf of Bolina Trading Registrant, S.A., a Panamanian Corporation, also known as Bolina Trading Registrant, a Panamanian Corporation, and Bolina Trading Corporation, and the WEFT Trust signed and executed for the protection of the Company a general release.

NOTE 8 - LOSS FROM DISCONTINUED OPERATIONS

On March 22, 1999, the Company entered into an agreement (See Note 7) that resulted in the discontinued operations of the mortgage finance business. The following is a summary of loss from operations of the discontinued mortgage finance business.

                                                    1999      1998      1997
Revenue of discontinued operations           $       -    $162,395    $214,001
Expenses of discontinued operations                  -     331,535     288,044
                                                          _________    ________
Loss from operations of discontinued operations           (169,140)    (74,043)


Loss on disposal of discontinued operations          -     (377,275)         -

Loss from discontinued operations            $       -    $(546,415)  $(74,043)
                                                          ==========  =========

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

(c) On June 25, 1999, as a result of the merger, the Company issued 1,486,736 shares of common stock to the shareholders of American Internet Technical Center, Inc. Additionally, 150,000 shares of common stock were issued to Yankee as compensation for the acquisition. See
          Note 15. Subsequent to June 30, 1999, the Company renegotiated its acquisition of American Internet Technical Center, Inc., and consequently the number of shares granted to Yankee was reduced to 55,398.


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

(c) On December 9, 1998, 75,000 shares of common stock were issued at $.02 per share for services and 1,750,000 shares were issued at $.02 per share for cash. During 1997 the Company also issued stock options for 200,000 shares to the president of the corporation. The options are exercisable at $.02 per share and accordingly, no compensation expense has been recorded or will be incurred with the issuance.

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

Additional paid-in capital of the Company increased by $179,572. This increase was due to a capital contribution of professional services provided to the Company during 1999 by Yankee.

NOTE 10 - COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The following schedule presents the status of costs and estimated earnings on uncompleted contracts at June 30, 1999, and at December 31, 1998 and 1997:

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 10, COST AND ESTIMATED EARNINGS ON UNCOMPLETED  CONTRACTS

     The following schedule presents the status of costs and estimated earnings on uncompleted contracts at June 30, 1999, and at December 31, 1998 and 1997:

                                                          1999    1998    1997
Costs incurred on uncompleted contracts               $  5,682  $   -   $   -
Estimated earnings                                       5,743      -       -
                                                        -------   -----   -----
     Total                                              11,425      -       -
Less; billings to date                                 (91,983)     -       -
                                                       --------   -----   -----

     Total                                           $ (80,558)  $  -   $   -

Included in accompanying balance sheet under the
  following captions:
Costs and estimated earnings in excess of billings
    on uncompleted contracts                         $      -    $  -   $   -
Billings in excess of cost and estimated earnings on
     uncompleted contracts                              (80,558)    -       -
                                                        -------  ------  ------
Total                                                  $(80,558) $   -   $   -

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

NOTE 13 - OPERATING LEASES

The Company leases its American Internet Technical Center, Inc. facility in Florida under an operating lease with no fixed term.

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS



NOTE 14 - SUPPLEMENTAL COST FLOW INFORMATION

Supplemental cash flow information:

                                             1999           1998           1997
Cash paid for interest                  $       -      $    127,257     $ 99,602
                                             =====          =======       ======
Cash paid for income tax                $       -      $      -         $   -
                                             =====          =======       ======

Non cash investing and financing activities:

Issuance of common stock for
     acquisition                        $ 1,636,736           -             -
                                          =========         =======       ======
Stock issued in settlement of
     liabilities and agreements             247,000           -             -
                                          =========         =======       ======


NOTE 15 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 1999, Yankee contributed professional services valued at $217,000 to the Company. The Company recognized $37,428 in compensation expenses relating to the stock options and the remaining $179,572 was contributed to the Company as additional paid-in capital.

At June 30, 1999, the Company had an outstanding payable to the former shareholders of American Internet Technical Center, Inc. in the amount of $29,333.

During the development stage ending June 25, 1999, the Company's corporate offices and certain management services were provided by two of the Company's shareholder/directors at no cost to the Company.

On February 18, 1999, the Company issued 150,000 shares of its common stock in consideration $150,000 of legal and advisory services and related costs provided by a shareholder, and Vice President of Yankee, during the year ended December 31, 1998. The fair market value of the shares was $24,000, and the remaining $126,000 was contributed to the Company as additional paid-in captial.

NOTE 16 - LEGAL MATTERS

The Company is currently not a party to any material legal proceedings. Although the Company is not a party to the following proceedings directly, they involve real estate located in Kansas and Tennessee in which the Company had an interest.

A) On October 20, 1997, the various parties entered into a wrap around mortgage transaction with a previous affiliate of the Company. The current tenant agreed to settle, but certain parties reserved claims against each other. The settlement calls for a payment from the current tenant of $150,000 in exchange for a transfer of a clear and free title of the underlying real estate. The mortgage holder, Fleet National Bank, received $52,000 with the balance to be held in escrow between the other parties. The Company, which was an assignee of rights to such proceeds, held the position that the ultimate disbursement of the substantial portion of these escrowed funds should be earmarked for the reduction of the wrap around mortgage and promissory note receivable. Therefore, the Company's affiliate set up an escrow receivable for $98,000 ($150,000 less $52,000). The escrow receivable was determined to be uncollectable and was expensed in the loss from discontinued operations during the year ended December 31, 1998. As a result of the divestiture of the assets involved, during March 1999 the Company's management has determined that such litigation will not have any materially adverse consequences.

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS


(B) A former affiliate of the Company was also in default of the mortgage on property located in Memphis, Tennessee because it could not satisfy the balloon payment, in the original amount of $193,580, which was due on December 31, 1996. The mortgage holder (Lutheran Brotherhood) has refused to renegotiate or extend the term of the mortgage and would not accept any further payments from the lessor of other underlying lease, other than the one made in December, 1996, which was based upon the old repayment schedule's terms. Through August, 1997, the Company as an assignee, had received funds from Sun West N.O.P., the lessor on the underlying lease, which represented the monthly rent payments made on such lease ($4,609) by the tenant of the Memphis Property. Because the mortgage holder could not accept any amortization payments on their matured loan from Sun West N.O.P., the Company was using such proceeds to reduce the related wrap mortgage receivable. (In August of 1997, the mortgage holder foreclosed on the mortgage payable, which resulted in a foreclosure sale of the Memphis property. As a result of these events of foreclosure, the Company wrote off the balance on the mortgage payable and the related wrap mortgage receivable ($51,772) and promissory note receivable ($93,686) at December 31, 1996. As a result of the divestiture of the assets involved, during March 1999, the Company's management has determined that such litigation will not have any materially adverse consequences.

(C) IMPROPER ISSUANCES OF STOCK PURSUANT TO RULE 504. During 1998, the Company's transfer agent issued unregistered shares of the Company's common stock as free trading securities, purporting to rely on Commission Rule 540 Current management, upon discovery of the transactions, insisted that they be reissued as restricted securities. To date, principals and affiliates of the Registrant's transfer agent and William J. Riley, Esquire, have failed to comply with the Registrant's demand that the subject shares be legended and restricted as having been issued as unregistered securities under Section 4(2) of the Securities Act. Carrington Capital Corp., a Florida corporation ("Carrington), has returned its shares for re-legending, fully complying with the Registrant's demand. The Registrant believes that its transfer agent and Mr. Riley have violated Section 5 of the Securities Act and continue to do so, and that the Commission may at some point take action against them. In addition, it appears that Edward Granville-Smith, Jr., at the time the Registrant's sole director, may also have violated Section 5 of the Securities Act by authorizing the issuance of securities to Mr. Riley and Carrington (but not to its transfer agent) in reliance on Commission Rule 504, apparently based on Mr. Riley's legal advice. The Registrant does not believe that the Commission will initiate any action against it as a result of such violations, as, since the replacement of Mr. Granville-Smith, it has aggressively taken all steps available to it to correct such actions.

(D) CERTAIN STOCK TRANSFERS FOR INADEQUATE OR NON-CONSIDERATION. In a number of instances, subscribers for stock in exchange for services did not render the required services. The Registrant's legal counsel has contacted each party involved and demanded either payment for the subject shares or their return. No response has been provided by any of the holders and the Registrant's transfer agent has been instructed not to transfer any of the securities in question as the holding period under Commission Rule 144 cannot have started for any of such holders in the absence of full payment. The Registrant has furthermore elected not to accept payment for such shares in the future at an amount less than their market price on the date payment is tendered.

NOTE 17 - CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of trade receivables. The Company's officers have attempted to minimize this risk by monitoring the companies for whom they provided credit.

NOTE 18 - SIGNIFICANT VENDOR

During  1999,  American  Internet  Technical  Center,  Inc.   subcontracted  the
production of its websites to an unrelated party. This unrelated party provides 100% of the website development.

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS


NOTE 19 - INCOME TAXES

The significant components of deferred income tax expense benefit for the six months ended June 30, 1999 and the years ended December 31, 1998 and 1997, arising from net operating losses are as follows:

                                                   1999        1998       1997

Deferred tax asset:
     Net benefit of net operation loss       $  194,175     $ 160,976   $25,175
     Less: valuation allowance                 (194,175)     (160,976)  (25,175)
                                               ---------     ---------  --------
Deferred tax asset                           $        -     $       -   $     -
                                               =========     =========  ========

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

                          NOTES TO FINANCIAL STATEMENTS


NOTE 20 - STOCK OPTIONS (CONTINUED)

A summary of option transactions during the six months ended June 30, 1999 is shown below:

                                        Number         Weighted-Average
                                        of Shares      Exercise Price

Outstanding at December 31, 1998        $  786,615     $ 0.10
Granted                                    222,873     $ 0.07
Exercised                                        -
Forfeited                                        -
                                        ----------
Outstanding at June 30, 1998             1,009,488
                                        ==========
Exercisable at June 30, 1999             1,009,488
                                        ==========
Available for issuance at June 30, 1999 11,905,116

                                        ==========
NOTE 21 - SUBSEQUENT EVENTS

On April 26, 1999, American Internet Technical Center, Inc. was acquired by Ascot Industries, Inc., a Nevada corporation ("Ascot"), in a stock exchange agreement. Ascot exchanged 90% of its common stock for all the common shares of American Internet Technical Center Inc. On July 9, 1999, the agreement was rescinded and control of Ascot was re-acquired by the original shareholders, with American Internet Technical Center Inc. becoming a direct, wholly-owned subsidiary of the Company.

On September 8, 1999, Xcel Associates, Inc. ("Xcel") purchased a warrant for $10,000, to purchase up to 1,000,000 shares of the Company's common stock at $0.75 per share.

On September 27, 1999, Xcel loaned American Internet Technical Center, Inc. $75,000; the note is due on December 31, 1999. In lieu of interest, Xcel will receive 15,000 shares of the Company's common stock. Yankee pledged 35,000 shares of its common stock as collateral, and the Company has agreed to indemnify Yankee in the event that Xcel retains the collateral for non-payment of the note by American Internet Technical Center, Inc. In addition, the Company agreed to issue 3,500 shares, or the value thereof, to Yankee as consideration for the pledge of these shares.

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

AmeriNet Group.com, Inc.
Pro Forma Combined Balance Sheets
December 31, 1998
(Unaudited)

                                     ASSETS


                                                  American
                              AmeriNet            Internet                                     Pro Forma
                              December 31, 1998   December 31, 1998   Total     Adjustments    Combined

Current assets:

Cash                          13,182               3,694              16,876                    16,876
Accounts Receivable               0               68,903              68,903                    68,903
Prepaid and other assets          0                3,161               3,161                     3,161
                         ---------------------------------------------------------------------------------
Total Current assets          13,182              75,758              88,940                    88,940

Property and equipment, net        0              22,266              22,266                    22,266
                         ---------------------------------------------------------------------------------

Other assets:

Deposits                                          16,092            16,092                      16,092
Goodwill, net                      0                   0                 0 (a)  1,413,942    1,413,942
                          ---------------------------------------------------------------------------------
Total other Assets                 0              16,092             16,092     1,413,942    1,430,034
                          ---------------------------------------------------------------------------------
TOTAL ASSETS:                  13,182            114,116            127,298     1,413,942    1,541,240
                          =================================================================================



Current liabilities:

Accounts payable              151,661             28,741           180,402                     180,402
Accrued expenses                    0              8,106             8,106                       8,106
Billings in excess of
     costs and profits              0             41,552            41,552                      41,552
Loans to Stockholders                              9,333             9,333                       9,333
                          ----------------------------------------------------------------------------------
Total current liabilities     151,661             87,732           239,393                      239,393

Stockholders equity (deficit)

Common  stock                   59,911             200              60,111 (a)     14,201        74,312
Additional paid in capital   2,930,395               0           2,930,395      1,425,925     4,356,320
Retained earnings/deficit   (3,128,785)         26,184          (3,102,601) (a)   (26,184)   (3,128,785)
                          ------------------------------------------------------------------------------
Total stockholders'
     equity (deficit)         (138,479)         26,384           (112,095)      1,413,942     1,301,847

Total liabilities and
     stockholders' equity      13,182           114,116          127,298        1,413,942     1,541,240
                          ====================================================================================


1. The Pro Forma Balance Sheet at December 31, 1998 is based upon the balance sheets of the Registrant and American Internet as of December 31, 1998

(a) The purchase price for the acquisition of all common stock of American Internet was 1,486,736 shares at $0.88 per share goodwill of $1,413,942 would have been recorded if the acquisition had taken place on December 31, 1998.

AmeriNet  Group.com, Inc.
Pro Forma Combined Statement of Income
For the twelve months ended  December 31, 1998
(Unaudited)



                                                  American
                              AmeriNet            Internet                                     Pro Forma
                              December 31, 1998   December 31, 1998   Total     Adjustments    Combined


Revenues earned                       0              784,463          784,463                   784,463
Costs and revenues earned             0              137,752          137,752                   137,752
                         -------------------------------------------------------------------------------
Gross profit                          0              646,711          646,711                   646,711

Selling expenses                      0              323,762          323,762                   323,762
Bad debt expenses                     0               45,932           45,932(b) 94,263         140,195
General and administrative expenses   0              132,517          132,517                   132,517
                         -------------------------------------------------------------------------------
Total operating expenses              0              502,211          502,211    94,263         596,474

Loss from operations                  0              144,500          144,500   (94,263)         50,237

Other income (expenses):
Loss from discontinued operations  (562,415)               0          (562,415)                (562,415)
                         --------------------------------------------------------------------------------
Total other income (expenses)      (562,415)               0          (562,415)       0        (562,415)
                         --------------------------------------------------------------------------------
Net loss                           (562,415)           144,500        (417,915)  (94,263)      (512,178)
                         ================================================================================
Basic net loss per share           (0.13)                                                      (0.09)

Weighted average shares
     outstanding                  4,174,778                                                    5,811,514
                                ============                                                   ==========


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

AmeriNet  Group.com, Inc.
Pro Forma Combined Statement of Income
For the six months ended June 30, 1999
(Unaudited)



                              AmeriNet Group      American Internet
                              Six months ended    six months ended                             Pro Forma
                              June 30, 1999       June 30, 1999       Total     Adjustments    Combined


Revenues earned                       0              485,618          485,618                   485,618
Costs and revenues earned             0              145,718          145,718                   145,718
                         -------------------------------------------------------------------------------
Gross profit                          0              339,900          339,900                   339,900

Operating expenses:
Selling expenses                                     163,702          163,702                   163,702
Bad debt expenses                                      6,717            6,717                     6,717
General and administrative                                                                            0
      expenses                     256,218           236,097          492,315(c) 49,019         541,334
                         -------------------------------------------------------------------------------
Total operating expenses           256,218           406,516          662,734    49,019         711,753

                         --------------------------------------------------------------------------------
Net loss                          (256,218)         (66,616)         (322,834)  (49,019)      (371,853)
                         ================================================================================

Basic net loss per share           (0.03)                                                      (0.05)

Weighted average shares
     outstanding                 8,094,884                                                     8,094,884
                              ==============                                              ================


1. The Pro Forma Statement of Operations for the six months ended June 30, 1999 of the Registrant and six months ended June 30, 1999 of American
     Internet. The Pro Forma gives effect to the acquisition as if it had occured on December 31, 1998.

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

DESIGNATION         PAGE
OF EXHIBIT          NUMBER
AS SET FORTH        OR SOURCE OF
IN ITEM 601 OF      INCORPORATION
REGULATION S-B      BY REFERENCE     DESCRIPTION

(23)                                   Consent of experts and counsel

         .1           39               Consent of Baum & Company re audit for
                                       year ending December 31, 1997

         .2           40               Consent of Bowman & Bowman re audit for
                                       year ending December 31, 1998

         .3           41               Consent of Daszkal, Bolton & Manela, P.A.
                                       Certified Public Accountants re audit for short year ending June 30, 1999

-------
*        Not applicable

**       None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            AMERINET GROUP.COM, INC.

December 13, 1999

                        BY: /S/ MICHAEL HARRIS JORDAN /s/
                              Michael Harris Jordan
                             President & Director

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated:

Signature                     Date                        Title

/s/Michael H. Jordan/s/       December 13, 1999  President, Chief Executive
                                                 Officer, Director, Executive
                                                 Committee

/s/G. Richard Chamberlin/s/   December 13, 1999  General Counsel, Director,
                                                 Executive Committee

/s/Penny L. Adams Field       December 13, 1999  Director

/s/Anthony Q. Joffe /s/       December 13, 1999  Director, Audit Committee,
                                                 Executive Committee

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