Form 10QSB
period 1999-12-31
AMERINET GROUP COM INC
filed 2000-02-15
CIK 50471

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


                                    Delaware
                                    --------
                    (State of incorporation or organization)
                                   11-2050317
                                   ----------
                      (I.R.S. Employer Identification No.)


         2500 North Military Trail Suite 225, Boca Raton, Florida 33431
         --------------------------------------------------------------
                    (Address of principal executive offices)
                                      33487
                                      -----
                                   (Zip Code)


                    Issuer's telephone number: (561) 998-3435
                                 --------------


     State the number of shares outstanding of each of the small business issuer's classes of common equity, as of the latest practicable date. As of December 31,1999, there were 10,430,126 shares of the small business issuer's common stock outstanding.

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

                    Table of Contents & Cross Reference Sheet

Part    Item    Page
Number  Number  Number  Caption

I       1               Financial Statements
                4       Condensed Consolidated Financial Statements
                5       Condensed Consolidated Balance Sheet (Unaudited) as
                        of December 31, 1999
                6       Condensed Consolidated Statements of Operations
                        (Unaudited), for the Six  Months Ended December 31,
                        1999 and 1998, and for the three months ended
                        December 31, 1999 and 1998.
                7       Condensed Consolidated Statements of Cash Flows
                        (Unaudited) for the Six  Months Ended December 31,
                        1999 and 1998
                8 - 11  Notes to Condensed Consolidated Financial Statements

        2              Management's Discussion and Analysis or Plan of Operation
                12     Plan of Operation
                12     General
                13     Recent Developments Pertaining to Plan of Operation
                13     Results of Operations
                14     Liquidity and Capital Resources

II      1       15     Legal Proceedings

        2       15     Changes in Securities

        3       *      Defaults Upon Senior Securities

        4       *      Submission of Matters to Vote of Securities Holders

        5       18     Other Information

        6       21     Exhibits and Reports on Form 8-K

-------------
*        Not Applicable

                         Part I - Financial Information

Item 1.           Financial Statements:


                     AMERINET GROUP.COM, INC. AND SUBSIDIARY

                       (f/k/a EQUITY GROWTH SYSTEMS, INC.)

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     PERIOD ENDED DECEMBER 30, 1999 AND 1998



                               TABLE OF CONTENTS

Condensed Consolidated Financial Statements:

 Condensed Consolidated Balance Sheet (Unaudited)
   as of December 31, 1999......................................        5

 Condensed Consolidated Statements of Operations (Unaudited),for the Six Months Ended December 31, 1999 and 1998, and for the
 Three Months Ended December 31, 1999 and 1998..................        6

 Condensed Consolidated Statements of Cash Flows (Unaudited) for the
 Six Months Ended December 31, 1999 and 1998....................        7

Notes to Condensed Consolidated Financial Statements............        8-11

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

                                     ASSETS

         Current assets:
             Cash                                                       $ 51,103
             Accounts receivable, net                                      1,908
             Accounts receivable - WRIwebs.com, Inc.                     100,000
             Inventory                                                   149,683
                                                                         -------
                   Total current assets                                  302,694
                                                                         -------
         Property and equipment, net                                     139,879
                                                                         -------
         Other assets:
             Goodwill, net                                             3,917,437
             Loan costs, net                                               4,687
             Investment in WRIwebs.com, Inc.                             741,353
             Deposits                                                     11,100
                                                                       ---------
                   Total other assets                                  4,674,577
                                                                       ---------
                   Total assets                                       $5,117,150
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
             Accounts payable                                           $ 75,387
             Accrued expenses                                            436,725
             Loans payable - other                                       275,800
                                                                         -------
                   Total current liabilities                             787,912
                                                                         -------
         Equity subject to potential redemptions                         748,104
                                                                         -------
         Stockholders' equity:
             Preferred stock, no par value, 5,000,000 shares
                authorized, -0- issued and outstanding                         -
             Common stock, $0.01 par value, 20,000,000
                shares authorized, 10,195,199 shares issued
                and outstanding                                          101,952
             Outstanding stock options                                    17,270
             Additional paid in capital                                8,363,834
             Accumulated deficit                                     (4,901,922)
                                                                     -----------
                   Total stockholders' equity                          3,581,134
                                                                     -----------

                   Total liabilities and stockholders' equity         $5,117,150
                                                                      ==========

     See accompanying notes to condensed consolidated financial statements.

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998 AND
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                    Three Months Ended                       Six Months Ended
                                                                12/31/99        12/31/98                12/31/99        12/31/98

    Revenues earned                                             $  36,709       $       -               $ 204,878       $      -

    Cost of revenues earned                                        88,969               -                 158,078              -
                                                                  --------       ---------               ---------       ----------
    Gross profit (loss)                                           (52,260)              -                  46,800              -

    Selling, general and administrative expenses                  907,000               -                 799,816              -

    Depreciation and amortization                                 151,129               -                 212,453              -

    Goodwill - charges and transactions                                 -               -                 522,201              -
                                                                 ----------      ---------               ----------       ---------
    Total operating expenses                                    1,058,129               -               1,534,470              -
                                                                 ----------      ---------               ----------       ---------

    Income (loss) from operations                              (1,110,389)              -               (1,487,670)            -
                                                                -----------      ---------             -----------        ---------

    Other income (expense):

        Interest expense                                           (22,500)             -                  (22,500)            -

        Equity in losses of subsidiary                              (6,751)             -                  (6,751)             -
                                                                    -------      ---------              ----------         --------

    Total other income (expense)                                   (29,251)             -                 (29,251)             -
                                                                   --------      ---------              -----------        --------

    Provision for income taxes                                           -              -                       -              -
                                                                   --------      ---------              -----------        --------

    Loss from discontinued operations                                    -        (545,147)                     -         (544,696)
                                                                   --------      ---------              -----------        --------

    Net loss                                                   $(1,139,640)     $ (545,147)             $(1,516,921)    $ (544,696)
                                                                ============     ===========            ============     ==========

    Basic loss per share                                        $    (0.14)     $    (0.13)             $     (0.19)    $    (0.13)
                                                                ------------     -----------            ------------    -----------

    Weighted average shared outstanding                          8,237,444       4,174,778                8,193,324      4,174,778
                                                                ============     ===========            ============    ===========

    Fully diluted loss per share                                $    (0.14)     $    (0.13)             $     (0.19)    $   (0.13)
                                                                ------------     -----------            ------------    -----------

    Fully diluted average shares outstanding                     8,237,444       4,222,191                8,193,324      4,222,191
                                                                ============     ==========             ============    ===========



     See accompanying notes to condensed consolidated financial statements.

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                                1999                    1998

         Cash flows from operating activities:
         Net cash used by operations                                            $ (624,300)             $ (292,850)
                                                                                 -----------            -----------

         Cash flows from investing activities:
             Purchase of property and equipment                                    (20,506)                      -
             Cash overdraft acquired in acquisition                                 (9,262)                      -
                                                                                 -----------            -----------
         Net cash used by investing activities:                                    (29,768)                      -
                                                                                 -----------            -----------

         Cash flows from financing activities:
             Common stock issued for cash, net of costs                            326,150                  35,000
             Capital contributions                                                  25,000
             (Increase) decrease in mortgage and notes receivable                        -               1,570,888
             Increase (decrease) in mortgage and notes payable                     275,000              (1,299,828)
                                                                                 -----------            -----------
         Net cash provided by financial activities                                 626,150                 306,060
                                                                                 -----------            -----------

         Net increase (decrease) in cash                                           (27,918)                 13,210

         Cash at beginning of period                                                79,021                     (28)
                                                                                 -----------            -----------

         Cash at end of period                                                  $   51,103              $   13,182
                                                                                 ===========            ===========


         Supplemental disclosure of cash flow information:
            Cash paid during the year for:
             Interest                                                           $    2,938              $        -
                                                                                 ===========            ===========

         Non-cash transactions affecting investing and
           financing activities:
             Common stock issued for equipment                                       7,500                       -
                                                                                 ===========            ===========
             Common stock issued for interest                                       15,000                       -
                                                                                 ===========            ===========
             Common stock issued for acquisitions                                2,348,273                       -
                                                                                 ===========            ===========
             Contribution of professional services                              $  452,725              $        -
                                                                                 ===========            ===========



     See accompanying notes to condensed consolidated financial statements.

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE 1 - BASIS OF PRESENTATION

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended June 30, 1999. Operating results for the three and six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

It is recommended that the accompanying condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto include in the Company's 1999 Annual Report on Form 10-K.

NOTE 2 - ACQUISITIONS

American Internet Technical Center, Inc.

During October, 1999, the Company renegotiated its agreement with AITC's former principal stockholders, who agreed to return 932,756 of the 1,486,736 AmeriNet shares originally issued to them in exchange for release from their multi-year employment agreements and $48,000, payable in six monthly installments of $8,000 each, beginning October, 1999, and agreed to the cancellation of all rights to receipt of additional, performance-based shares. Consequently, Yankee Companies, Inc. returned 94,602 shares of common stock initially issued as part of the AITC acquisition for $4,800. The company plans to retire these shares of common stock. In November 1999, the Company merged AITC into WRIwebs.com, Inc. The surviving corporation is accounted for under the equity method of accounting.

Trilogy International, Inc.

On December 1, 1999, the Company,  through a wholly owned  subsidiary,  acquired all of the outstanding common stock of Trilogy International, Inc. (a development stage company). As consideration, the Company issued 1,817,273 shares of common stock to the shareholders of Trilogy, and will issue 181,727 shares to Yankee as consideration for its assistance in completing the acquisition. In addition, the Company has agreed to provide up to $900,000 in financing to Trilogy within 180 days after completion of the acquisition and the filing of the required reports with the United States Securities and Exchange Commission.

The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the consolidated statement of operations since the date of the acquisition. Goodwill of $4,028,376 was recorded in this transaction and is being amortized over three (3) years, using the straight-line method.

                    AMERINET GROUP.COM, INC. AND SUBSIDIARY
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE 2 - ACQUISITIONS, continued

The following summarizes the fair value of the Trilogy's assets acquired and the liabilities on the date of the acquisition:

Accounts receivable                             $      2,132
Inventory                                            154,941
Property and equipment                               134,185
Loan closing costs                                     4,792
Deposits                                              11,100
Accounts payable                                    (171,451)
Checks outstanding in excess of bank balance          (9,262)
Accrued expenses                                    (484,947)
Outstanding stock options                            (17,270)
                                                -------------
Net liabilities                                 $   (375,780)
                                                =============

WRIwebs.com, Inc.

On November 30, 1999, the Company merged American Internet Technical Center, Inc. with WRIwebs.com, Inc ("WRI"). As consideration, the Company issued 531,000 shares of its common stock to the shareholders of WRI and will issue 53,100 shares of common stock to Yankee. In addition, the Company has agreed to provide up to $300,000 in financing within 120 days after the completion of the merger and the filing of the required reports with the United States Securities and Exchange Commission.

The Company accounts for the investment in WRIwebs.com, Inc. under the equity method. The company recognizes 20 percent of WRI's net losses.


WRI Subject to Partial Re-Acquisition Rights

In connection with the acquisition, the agreement provides that the current majority stockholder of WRI retains the right, for a period of two years starting on the 182nd day following completion of the Merger, to exchange all of his Amerinet securities issued pursuant to the agreement, including dividends or distributions based on the ownership thereof, for between seventy and eighty percent of the Surviving Corporation's Common Stock. The Surviving Corporation would repay all funds advanced to it or it's affiliates or designees directly or indirectly by or through Amerinet together with:

(a.) Interest at the rate of six percent per annum from the day of funding, concurrently with the exercise of the Caputa option or

(b.) Over a period of twenty four months, in equal installments, starting on the date of the exercise of the option, together with interest at the rate of eight percent per annum, payable first, and after all the interest has been paid of principle. Such repayment obligation is secured through a pledge of assets of the Surviving Corporation either having a value equal to 150% of the aggregate indebtedness or comprised of all of the Surviving Corporation's Capital Stock, in either case using forms of notes and security agreements mutually agreed to by Amerinet and the Surviving Corporation; and, the payment is guaranteed by Mr. Caputa.

                    AMERINET GROUP.COM, INC. AND SUBSIDIARY
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3 - GOODWILL

Goodwill represents the amount by which the purchase price of businesses acquired exceeds the fair market value of the net assets acquired under the purchase method of accounting.

Effective November 30, 1999, the Company merged its wholly owned subsidiary American Internet Technical Center, Inc. with WRIwebs.com, Inc.; the surviving Corporation is accounted for under the equity method. As a result, the Company can no longer consolidate American Internet Technical Center, Inc., and the unamortized portion of the goodwill relating to this acquisition was reduced from $614,484 to zero.

At December 31, 1999, the excess of the fair value of the net assets of Trilogy International, Inc. is $4,028,376 and is recorded as goodwill, and is being amortized on a straight-line basis over three (3) years. The accumulated amortization at December 31, 1999 was $110,940.

NOTE 4 - STOCKHOLDERS' EQUITY

During the three months ended December 31, 1999, the Company issued common stock for cash and consideration for acquisition and services.

(a) The Company issued 667,000 shares of common stock for cash during the three months ended December 31, 1999. The total amount obtained from the issuance was $300,250.

(b) The Company issued a total of 2,348,273 shares for the acquisition of Trilogy and WRI.

(c) The Company issued 15,000 shares to Xcel Associates as consideration for the loan. The Company recorded $22,500 as interest expense.

(d) In connection with the renegotiation with AITC, Yankee returned 94,602 shares of common stock it received as compensation for services related to the acquisition for $4,800.

During the three months ended September 30, 1999, the company issued its common stock for cash and in exchange for equipment as follows:

(a) On July 22, 1999, 7,500 shares of common stock were issued for equipment purchased. This transaction resulted in $6,075 of fixed assets expense, which was capitalized.

(b) The Company issued 90,000 shares of common stock for cash during the three months ended September 30, 1999. The total amount obtained from the issuance was $27,500.

(c) On September 8, 1999, Xcel Associates purchased a warrant for $10,000 to purchase up to 1,000,000 shares of the Company's common stock at $0.75 per share. As required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Corporations" (FASB No. 123), this option is to be valued under the Fair Value Based Method, and results in stock issuance costs of $174,570.

(d) Additional paid-in capital of the Company increased by $192,115. This increase was due to a capital contribution of professional services provided to the company during the three-month period July 1, 1999 through September 30, 1999.

                    AMERINET GROUP.COM, INC. AND SUBSIDIARY
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE 5 - BORROWINGS

During  the  second   quarter  the  Company   borrowed   $200,000  from  various
shareholders and other related parties. The notes carry various interest rates and are due on demand.

On September 27, 1999, Xcel Associates ("Xcel) loaned AITC $75,000; the note is due on December 31, 1999. In lieu of interest, Xcel subsequently received 15,000 shares of the Company's common stock, in November 1999. Yankee has pledged 35,000 shares of its common stock as collateral, and the Company has agreed to indemnify Yankee in the event that Xcel retains the collateral for non-payment of the note by AITC. Additionally, the Company will issue 3,500 shares of its common stock to Yankee Companies as compensation.

NOTE 6 - INVESTMENTS IN WRIWEBS.COM, INC., AT EQUITY

The condensed financial data of WRIwebs.com, Inc. is presented for the period December 1, 1999 (the effective date of the merger) to December 31, 1999.

                 Summary of Operations
                 Revenue                                        $       91,282
                 Costs and expenses                                   (125,040)
                                                                ----------------
                 Net loss                                       $      (33,758)
                                                                ----------------
                 Amerinet's equity in net losses                $       (6,751)
                                                                ----------------
                 Balance Sheet Data
                 Assets
                 Current assets                                 $       91,480
                 Non-current assets                                     68,688
                                                                ----------------
                 Total assets                                   $      160,168
                                                                ----------------

                 Liabilities and Shareholders' Equity
                 Current liabilities                            $      355,187
                 Non-current liabilities                                34,000
                 Shareholders' equity                                 (229,019)
                                                                ----------------
                 Total liabilities and shareholders' equity     $      160,168
                                                                 --------------

Item 2.           Management's Discussion and Analysis or Plan of Operation

Plan of Operation

General

     The Registrant is currently a holding company with two operating subsidiaries, Wriwebs.com, Inc. (formerly known as American Internet Technical Center, Inc.), and Trilogy, International, Inc. Through its current officers and directors, the Registrant is also involved in providing consulting services to client companies that desire to attain public trading status, in exchange for the issuance of a percentage of the client's securities directly to the Registrant's stockholders after such securities have been registered with the Commission as required by the Securities Act and the Exchange Act. In addition to obtaining a benefit for the Registrant's stockholders directly through their receipt of securities of the client companies, the Registrant hopes to develop relationships with its consulting clients that, in appropriate instances, will lead to their acquisition by the Registrant or to the establishment of ongoing business relationships with subsidiaries of the Registrant. In no instance, however, does the Registrant intend to become involved with any control over the business operations of such clients unless they are acquired by the Registrant.

     The Registrant seeks to acquire operating companies that can benefit from the Registrant's public reporting and trading status, from the experience of the Registrant's directors, from synergy resulting from consolidation of non-operating aspects of the subsidiaries' business at the holding company level, from the related operations of the Registrant's subsidiaries and from the resulting ability to concentrate on the continued development of their core businesses without the distractions required to operate independently in an extensive regulatory environment. As a holding company, the Registrant provides its subsidiaries with centralized functions such as:

     Over the next fiscal year, the Registrant plans to acquire additional companies and recruit operating and research and development personnel that are complementary to WRI, and Trilogy, and its current operating subsidiaries. The Registrant is currently a party to letter of intent with Custom Software Systems,Inc. ("CSSI") which it hopes will provide the research and development capabilities called for under the Registrant's strategic plan (see Part II, Item 5 for more detailed information).

Recent Developments Pertaining to Implementation of Plan of Operation

     The Registrant's ability to continue as a going concern is dependent upon its ability to attain a satisfactory level of profitability and to continue to have access to suitable financing. As stated in the 10- QSB for the period ended September 30, 1999 and 10-KSB for the period ending June 30, 1999, in order for the Registrant to re-attain profitable operations, management will have to re-establish internal service and capabilities, diversify the services offered, focus on new challenges and take advantage of new opportunities. Management believes that such capabilities are in place through the assistance of Yankees and Xcel.

     In conjunction with implementation of the required operating reforms, the Registrant totally restructured its transaction with American Internet, recovering most of the securities issued in exchange for American Internet's capital stock and terminating all rights to additional consideration, and acquired Wriwebs.com, Inc., a Florida corporation ("WRI") through a merger with American Internet which became effective on November 12, 1999 (see Part II, Item
5). The acquisition of WRI provided the internal operational requirements that American Internet required in order to arrest its declining operations and increasing losses. The acquisition was effected in exchange for 531,000 shares of the Registrant's common stock, with up to an additional 150,000 shares of common stock issuable based on WRI's operational results over the next three years. While WRI was merged into American Internet, WRI's officers and directors assumed control over all of the merged companies' assets and operations and American Internet's name was changed to Wriwebs.com, Inc. (for purposes of this report, the merged entities will be referred to as "New WRI"). The Registrant provided New WRI with $100,000 in expansion capital at closing on the merger and has provided it with an additional $97,500 as of the date of this report. It expects to invest up to an additional $102,500 during the fiscal year ending on June 30, 2000, based on New WRI's performance. Like American Internet, WRI is engaged in the design, sale and hosting of Internet web sites. Unlike American Internet, it performed almost all functions in house and is implementing a plan to upgrade the quality and complexity of its web sites in order to attract more profitable business.

     On December 1, 1999 the Registrant acquired a second subsidiary, Trilogy International, Inc., a Florida corporation ("Trilogy"). The acquisition involved an exchange of 1,817,273 shares of the Registrant's common stock with Trilogy's then current stockholders and assumption of options to purchase Trilogy common stock which will allow the holders to purchase an aggregate of 338,940 additional shares of the Registrant common stock at $0.75 per share. The Registrant has provided Trilogy with $413,000 in funding since its acquisition and expects to provide up to an additional $487,000 during the fiscal year ending on June 30, 2000, based on Trilogy's performance. Trilogy markets a proprietary line of wholesome, clinically tested non-toxic pet care products under the label "Trilogy's Best Friends, formulated by Trilogy's chief product development officer, Jane Bicks, DVM. Dr. Bicks is a pioneer of natural medicine and a nationally recognized veterinarian. She has authored three books and appeared as a veterinary expert on CBS' 48 Hours, ABC's Good Morning Show, Animal Planet's Petsburgh, QVC's Pet Shops and the Home Shopping Network's Pet Solutions. Trilogy also markets consumer dietary supplements through its "Essence of Life Colostrum Formula" with Astragalus, a nutritional supplement that supports a healthy immune system. Detailed information concerning Trilogy can be found at its Internet web site at

Results of Operations

     Because WRI's former principal stockholder has an option to acquire between 70% and 80% WRI's common stock until November 11, 2001, by repaying all advances from the Registrant (with interest) and returning all securities or other distributions received from the Registrant, generally accepted accounting principals do not permit consolidation of WRI's financial statements with those of the Registrant. Rather, the WRI acquisition is accounted for as though the Registrant acquired between 20% and 30% of WRI's common stock as an investment. The stock purchase option was designed to provide the former controlling stockholder of WRI with an opportunity to reconsider his decision to become associated with the Registrant should he find that the relationship was not working to his satisfaction. While no assurances can be provided that the option will not be exercised, management of the Registrant believes that all parties are satisfied with their current relationship and would be surprised if such option were exercised.

     During the three months ended December 31, 1999 the Registrant reported revenue of approximately $36,709 as compared to revenue from all sources (other than WRI) of $0.00 during the comparable three month period in 1998. WRI's revenue for the three months ended December 31, 1999 was $262,860.

     During the three months ended December 31, 1999 the Registrant's cost of revenues (excluding WRI) was approximately $88,969 as compared to no cost of revenue during the comparable three month period in 1998. The increase was attributed to discontinued operations in the prior year and a change of business in the current year. During the three months ended December 31, 1999, WRI's cost of revenues was approximately $137,986.

     During the three months ended December 31, 1999 the  Registrant  (excluding
WRI) reported a net loss of approximately $(1,139,640) or $(0.14) loss per share, compared to $(545,147) net loss or $(0.13) in the comparable three month period in 1998. During the three months ended December 31, 1999, WRI reported a net loss of approximately $(38,270). If the WRI financial statements had been consolidated with the Registrant's then the loss per share for the period ended December 31, 1999 would have been $(0.14).

     A majority of the current periods loss ($782,812 of the $1,139,640 loss) was attributable to the accounting treatment required under generally accepted accounting principles for the accounting of "goodwill" and "re-valuation of stock options received for services rendered." Yankees provided services worth $260,610 for the quarter ended December 31, 1999, which were treated as an expense and then as a donation of an equivalent sum by Yankees to the Registrant's capital. The goodwill adjustment to the profit and loss statement accounted for $522,202 and the treatment of Yankees' services accounted for $260,610 of the $1,139,640 loss for the period.

Liquidity and Capital Resources

     The Registrant (excluding WRI) had cash on hand in the amount of $51,103 at December 31, 1999 compared to $13,182 at December 31, 1998. The working capital deficit increased from $(138,479) at September 30, 1998 to $(485,218) at the end of the current period. The working capital increase was related principally to the structural difference between the prior business of the Registrant and the current business activities. The Registrant and Trilogy have accumulated a net deficit of $(4,901,922) since their inception in 1964 and 1998 respectively.

     The financial results of WRI's operations would have had a material impact on Registrant's liquidity and capital resources if its financial statements had been consolidated with the Registrant's. The Registrant's cash on hand would have been increased to $56,720 at December 31, 1999 compared to $17,184 at December 31, 1998 and its working capital deficit is $(682,926) at the end of the current period.

     The Registrant continues to provide its subsidiaries, including WRI with required capital principally from funds obtained through private placement of its common stock to current stockholders and from loans from stockholders, including Yankees and Xcel. It expects to obtain the bulk of its current capital requirements through Xcel's exercise of a warrant to purchase 1,000,000 shares of the Registrant's common stock at $0.75 per share at such time as the shares of common stock underlying the option are registered with the Commission. The Registrant intends to file a registration statement on Commission Form S-3 registering such underlying shares during February of 2000.

Part II - Other Information

Item 1.           Legal Proceedings

     Neither the Registrant nor its subsidiaries have been involved in any material legal proceedings, except as disclosed in the Registrant's report on Form 10-KSB for the fiscal year ended June 30, 1999, or disclosed on the Form 10-QSB for the quarter ending September 30, 1999 and the Form 8-KSB filed on December 16, 1999.

Item 2.           Changes in Securities

c.       Recent sales of unregistered securities

     Since October 1, 1999, the Registrant sold the securities listed in the tables below without registration under the Securities Act in reliance on the exemption from registration requirements cited. All footnotes follow the last table.

                                  Common Equity

                  Number of                                   Total                              Registration
                  Shares                                      Offering          Total (3)        Exemption
Date              Sold              Subscriber                Consideration     Discounts        Relied on
----              -----             ----------                -------------     ---------        ---------

October 7          15,000           Xcel (4)                  (5)               None             (2)
October 26        190,000           Bolena (6)                $95,000 (7)       None             (2)
October 26        110,000           K. Walker (6)             $55,000 (7)       None             (2)
November 12       100,000           Vanessa Radcliffe (6)     $50,000           None             (2)
November 12       531,000           (8)                       (8)               None             (1)
November 12,       53,100           Yankees                   (9)               None             (1)
December 1      1,817,273           (10)                      (10)              None             (1)
December 1        181,727           Yankees                   (9)               None             (1)
November 19       200,000           Yankees                   (12)              None             (1)
December 16        67,000           Joseph Radcliffe          (11)              None             (1)


     Consequently,   as  of  December  31,  1999,   10,430,126   shares  of  the
Registrant's common stock was outstanding.

Common equity subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the Registrant.


     During the period starting on October 1, 1999 and ending on December 31, 1999, the Registrant reserved 522,834 additional shares of its common stock for issuance in conjunction with obligations incurred during such period. The following table provides summary data concerning such obligations, options and warrants:

Designation                         Nature of        Exercise or       Number of
or Holder                           The Security     Conversion        Shares Currently
                                    Security         Price             Reserved         Date

Former WRI Stockholders             (12)             (13)                 150,000       November 11, 1999
Former Trilogy Stockholders         (13)             (14)                 338,940       December 1, 1999
Yankees                             (13)             (14)                  33,894       December 1, 1999
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

(4)      Xcel Associates, Inc., a New Jersey corporation.

(5) Non-qualified stock options and incentive stock options, the terms of which, including price, will be determined prior to issuance. It is anticipated that the exercise price will be 85% or greater of the last transaction price reported on the OTC Bulletin Board or other designated quotation medium on the date of grant.

(6) Part of a private placement of up to 900,000 shares of the Registrant's common stock for up to $700,000, the initial 400,000 shares being placed at $0.50 per share and the remaining 500,000 shares to be placed for $1.00 per share. As of November 12, 1999, only the initial 200,000 shares have been subscribed for.

(7)      Stock purchase warrant.

(8) The 531,000 shares of the Registrant's common stock were issued to the capital stockholders of WRI in consideration for the merger of WRI into American Internet and the cancellation of all of WRI's capital stock.

(9) Shares issued to Yankees and certain of its personnel at the direction of Yankees, in consideration for its services in locating WRI and Trilogy, structuring and negotiating each acquisition, and integration of its operations in a revised strategic plan for the Registrant, pursuant to the Yankee Companies Consulting Agreement.

(10) The 1,453,818 shares of the Registrant's common stock were issued to the capital stockholders of Trilogy pursuant to the terms of a Merger Agreement, and an additional 363,455 shares are reserved and distributed pursuant to the escrow instructions pursuant to the terms of the Merger Agreement, in consideration for the merger of Trilogy into a subsidiary of the Registrant and the cancellation of all of Trilogy's capital stock.

(11) Part of a private placement of up to 500,000 shares of the Registrant's common stock for up to $200,250, the initial 67,000 shares being placed at $0.75 per share and the remaining shares to be placed for $0.75 per share to Joseph Radcliffe, his designees or assigns, or members of the board of directors desiring to participate in the offering, their designees or assigns or persons or entities approved by the Board of Directors. Any of the shares not purchased by any of the above would be offered to Yankees at the preferred rate pursuant to the Yankee's consulting agreement.

(12) A private placement in which Yankees paid $50,000 for 200,000 shares of the Registrant's common stock. Yankees has preferential rights to subscribe for securities offered by AmeriNet pursuant to the Yankees Consulting Agreement dated November 11, 1998, amended November 23, 1999. Pursuant to this amended agreement, authorizes Yankees to receive shares in conformity with a price equal to 50% of the price paid by other subscribers.

(13) Rights to receive additional shares of the Registrant's common stock based on the post merger performance of WRI and American Internet as a single corporate entity. The shares will constitute a potential additional component of the consideration for all of the capital stock of WRI (see Part II, Item 5).

(14) 338,940 shares of the Registrant's common stock is reserved pursuant to an Exchange Ratio established by Section 1.6(B)(3) of the Trilogy Merger Agreement, Schedule 1.6(B)(3) wherein Trilogy International Warrants of former Trilogy stockholders may be redeemed and exchanged for Registrant's common stock. An additional 33,894 shares are to be reserved for Yankees pursuant to the Yankees Consulting Agreement.

     Consequently, as of December 31, 1999, 4,726,814 shares of the Registrant's common stock were reserved for future issuance.

Item 5.           Other Information

Material Subsequent Events

CSSI:

     As a material subsequent event, on January 28, 2000, the Registrant signed a letter of intent to acquire Custom Software Systems, Inc., a Virginia corporation now headquartered in Houston, Texas ("CSSI"). CSSI was formed in 1990 and is a high technology software business with extensive experience in designing and developing database driven web applications and Intranet solutions. CSSI staff helped pioneer Intranet and Extranet applications for NASA beginning in 1994, including document and multi-media repositories, JAVA client-server systems, and dynamic database-HTML generators. CSSI has extensive experience in system analysis, product integration, database integration, multi-media repository management and full life-cycle support including task management, documentation, customer interface, and staff training. CSSI's staff members have extensive backgrounds in Internet, database, client-server, re-engineering, decision support and real time systems and have helped lead several critical successful projects for government and commercial clients including four NASA International Space Station information systems prime contractors (e.g., the Boeing Company, and Indyne Inc. in support of the Johnson Space Center Imagery Processing and Support System). CSSI was the e-commerce theater sponsor at the 1999 Information Technology Exposition and Conference in Austin Texas. CSSI's current corporate capacities encompass all the prevalent Internet software and tools, databases, hardware platforms, application development and scripting languages including JAVA, Javascript, HTML. Cold Fusion, ASP, C, C++, Visual basic, Oracle, SqlServer, Access, Msql, MySQL, Unix, NT and MVS.

     As currently envisioned, the Registrant, either directly or through WRI (if its principal stockholder waives current rights described in Part I, Item 2) would acquire all of CSSI's capital stock in exchange for $600,000 in shares of the Registrant's common stock based on its last transaction price. The Registrant would invest up to $400,000 in CSSI over a 180 day period following the completion of the CSSI audit required under the Exchange Act. CSSI's shareholders would also be granted partial disassociation rights similar to those described in Part I, Item 2, as to WRI. CSSI's management would have the right to waive the partial disassociation rights without the consent of the former CSSI shareholders, and, in such event, the former shareholders of CSSI would be eligible to receive additional shares of the Registrant's common stock based on CSSI having attained certain net, pre-tax profits, targets during a specified period. Day to day control of CSSI operations would remain with the current shareholders of CSSI who would have the contractual right to elect three fourths of its directors, provided that the participation of the Registrant's designees to CSSI's board of directors would be required to constitute a quorum. In addition, CSSI would be prohibited from making material changes in its operations and the CSSI designees to its board of directors would be required to fully comply with all applicable laws and their fiduciary duties to the Registrant.

     As of December 31, 1999, CSSI had a net tangible book value of approximately $75,000, and had gross sales of $900.000 and a net loss before taxes of $25,000 for the most recent fiscal year (unaudited). Since July of 1999, CSSI has expended a material quantity of its income, time and resources to implement its diversification strategy which reduced its profitability for the period. However, such investments, especially in conjunction with the synergy expected to result from an association with the Registrant and its other subsidiaries, are expected to greatly improve CSSI's profitability over a relatively brief period of time.

     A copy of the letter of intent with CSSI is filed as an exhibit to this report, see Part II, Item 6(a).

15c2-11 Domain name Rights

     As a material subsequent event, on February 9, 2,000, the Registrant acquired an exclusive license to develop commercial and civic applications for the domain names 15c2-11.com, 15c2-11.net, 15c2-11.org and 15c2-11.cc. The names are derived from Rule 15c2-11 under the Exchange Act which deals with the information that must be publicly available before brokerage firms may participate in making markets for publicly traded securities and the anticipated applications revolve around the concept of a publicly accessible information depository system.

     The license agreement anticipates that the Registrant will delegate the design, development and operation of the anticipated Internet site or sites to Wriwebs.com, Inc., its wholly owned subsidiary ("WRI"). The Registrant acquired the rights from its strategic planning consultant, Yankees, in consideration for a 5% royalty. Payment of the royalty will be deferred and accrued until the Registrant can make the required payments from consolidated profits. The term of the license is concurrent with Yankees' consulting agreement and any renewals or extensions thereof, after which the rights and all derivations therefrom would revert to Yankees.

     As currently contemplated, non-reporting public companies would be permitted to list information statements meeting the requirements of Rule 15c2-11 for periods of three to six months at the Internet sites developed for such purpose, after which they would have to be renewed with current information. The information would be protected from modification by non-authorized persons, to the extent technologically feasible. In addition, auditors, attorneys, transfer agents and other providers of services to public companies would be permitted to direct advertisements to the public companies listed. Brokerage firms and other providers of services to investors would be permitted to direct advertisements to public visitors to the sites. The Registrant anticipates that listing companies will be charged reasonable fees designed to cover operating costs but that site visits will be free. Advertisements are expected to be the principal source of potential profits.

     Accuracy of the information on the site will be the responsibility of the companies that list it; however, the Registrant is contemplating the feasibility of establishing a preliminary review process designed to promote the development of qualitative standards geared to the requirements of Commission Regulation SB and generally accepted accounting practices, other than audit requirements, as long as such process does not subject the Registrant to additional liability.

     The projects will endeavor to meet standards imposed for registered information depository systems by the Commission or the NASD; however, because such standards have not been developed, no assurances can be provided that they will be met, or that the Commission's current proposals dealing with registered information depository systems will ever be adopted or implemented.

     A copy of the license agreement with Yankees is filed as an exhibit to this report, see Part II, Item 6(a).

Fourth Amendment to Lockup and Voting Agreement

     The Amended Lock Up and Voting Agreement previously reported was further amended on December 22, 1999. The Fourth Amendment to the Lock Up Agreement empowers and directs the Registrant's president to authorize persons subject to the Lock-Up Agreement to sell common stock that would be otherwise subject to the Lock Up Agreement, provided the proceeds from the sale of stock are loaned to, or reinvested in, Registrant for the purposes of paying obligations of the Registrant, including but not limited to, payments due under the Wriwebs, Inc., or Trilogy International, Inc., acquisition documents.

     A copy of the fourth amendment to the lockup and voting agreement is filed as an exhibit to this report, see Part II, Item 6(a).

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

Designation             Page
of Exhibit              Number
as Set Forth            or Source of
in Item 601 of          Incorporation
Regulation S-B          By Reference    Description

(9)                                     Voting trust agreement
         .5                23           Fourth Amendment to Lock Up and Voting
                                        Agreement.

(10)                                    Material Contracts:
         .40               28           License Agreement with Yankees
         .41               35           Custom Software Systems, Inc. Letter of
                                        Intent

(21)                       22           Subsidiaries of the Registrant

(27)                       39           Financial data schedule


-------
*        Not applicable

(b)      Reports on Form 8-K Filed During Quarter Ended December 31, 1999

     During the calendar quarter ended December 31, 1999, the Registrant filed the following reports on Form 8-K with the Commission:

                                                Financial
Items Reported          Date Filed              Statements Included

2,5 and 7               December 16, 1999       No

5 and 7 (amended)       January 26, 2000        8-K;(see  10-QSB for the quarter
                                                ending September  30,  1999  for
                                                further  information   on  WRI)
                                                Audited   Financial   Statements
                                                of  WRI  for  the  years  ended
                                                December 31, 1998, and Unaudited
                                                Financial  Statements   for  the
                                                nine months ended September  30,
                                                1999  in  conjunction  with  the
                                                acquisition of  Wriwebs,  Inc on
                                                November  11,  1999.  Also
                                                Registrant's  Pro Forma Combined
                                                Balance  Sheets  at December 31,
                                                1998;  Pro  Forma  Combined
                                                Statements of Operations for the
                                                twelve months ended December 31,
                                                1998  and  three  and six months
                                                ended September 30, 1999.


5 and 7 (amended)       February 8, 2000        8-K (A);   Audited   Financial
                                                Statements of  Trilogy for  the
                                                years ended December  31,  1998,
                                                and   Unaudited   Financial
                                                Statements  for  the nine months
                                                ended  September  30,  1999  in
                                                conjunction with the acquisition
                                                of Trilogy, on December 1, 1999.
                                                Also  Registrant's  Pro  Forma
                                                Combined  Balance  Sheets  at
                                                December 31, 1998; Pro  Forma
                                                Combined Statements ofOperations
                                                for  the twelve  months  ended
                                                December 31, 1998 and six months
                                                ending June 30, 1999, and  three
                                                months ending September 30,1999.



                                   Signatures

         In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            AmeriNet Group.com, Inc.

February 14, 2000

                        By: /s/ Michael Harris Jordan /s/
                              ---------------------
                              Michael Harris Jordan
                              President & Director

                             Additional Information

                                   Registrant

                            AmeriNet Group.com, Inc.

                             Corporate Headquarters:
                             -----------------------
         2500 North Military Trail, Suite 225; Boca Raton, Florida 33431 Telephone Number: (561) 998-3435; Facsimile Transmission (561) 998-3425
                       E-mail webmaster@amerinetgroup.com

                                    Officers

         President, Michael Harris Jordan; Secretary, Vanessa H. Lindsey
             Acting General Counsel, G. Richard Chamberlin, Esquire

                               Board of Directors
                               ------------------
                            Michael Harris Jordan * +
                        G. Richard Chamberlin, Esquire *
                             Edward Carl Dmytryk **
                               Saul B. Lipson ** +
                              Anthony Q. Joffe * **
                                Penny Adams Field
                                J. Bruce Gleason
                                Michael A. Caputa

                               Dennis A. Birardfi
                                Carol A. Birardi

                                   Subsidiary:
                                Wriwebs.com, Inc.

                              a Florida corporation

             245 North Ocean Boulevard, Suite 201; Deerfield Beach,
           Florida 33441 Telephone (954) 360-0636, Fax (954) 360-0377;
                         and, web site www.wriwebs.com;

                                   Subsidiary

                           Trilogy International, Inc.

                              A Florida corporation
                   526 SE Dixie Highway; Stuart, Florida 34994
 Telephone (561) 781-7278, Fax (561) 781-7282 and web site:
                         www.trilogy@trilogyonline.com


                         Independent Public Accountants:
                         Daszkal, Bolton & Manela, P.A.
        240 West Palmetto Park Road, Suite 300; Boca Raton, Florida 33432 Telephone (561) 367-1040: Facsimile Transmission (561) 750-3236;
                          e-mail patrick@dbmsys.usa.com
                             ----------------------

                                 Transfer Agent:
                            Liberty Transfer Company
                 191 New York Avenue, Huntington, New York 11743
         Telephone (516)-385-1616: Facsimile Transmission (516) 385-1619

     Exhibits to the Form 10-QSB are available on the Securities and Exchange Commission's web site located at www.sec.gov in the EDGAR archives, on the Registrant's website located at www.amerinetgroup.com and will be provided subject to payment of copying and transport charges to stockholders of the Registrant upon written request addressed to Michael Harris Jordan, President; AmeriNet Group.com, Inc.; 2500 North Military Trail, Suite 225-C; Boca Raton, Florida 33431.

         The Securities and Exchange Commission has not approved or disapproved of this Form 10-QSB and Quarterly Report to Stockholders nor has it passed upon its accuracy or adequacy.

--------
+        Committee chairperson
*        Executive Committee Member
**       Audit Committee Member