Form 10QSB
period 2000-03-31
AMERINET GROUP COM INC
filed 2000-05-15
CIK 50471

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

                      quarterly period ended March 31, 2000

                        Commission file number 000-03718

                            AmeriNet Group.com, Inc.

                 (Name of small business issuer in its charter)

                                    Delaware

                                    --------
                    (State of incorporation or organization)

                                   11-2050317

                                      -----
                      (I.R.S. Employer Identification No.)


         2500 North Military Trail Suite 225, Boca Raton, Florida 33431
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                      33431

                                      -----
                                   (Zip Code)

                    Issuer's telephone number: (561) 998-3435

                                 --------------


     State the number of shares outstanding of each of the small business issuer's classes of common equity, as of the latest practicable date. As of March 31,2000, there were 11,344,300 shares of the small business issuer's common stock outstanding.

     Transitional Small Business Disclosure Format (Check one): Yes No x

                             Available Information.

     The public may read and copy any materials filed by the Registrant with the Commission at the Commission's Public Reference Room at 450 Fifth Street, Northwest, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Registrant and other issuers that file reports electronically with the Commission, at http://www.sec.gov. The Registrant's wholly owned operating subsidiary, Trilogy International, Inc, maintains a web site at http://www.trilogyonline.com.;

                 Caveat Pertaining to Forward Looking Statements

     The Private Securities Litigate Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward-looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect the Registrant is detailed from time to time in the Registrant's reports filed with the Commission. This report contains "forward looking statements" relating to the Registrant's current expectations and beliefs. These include statements concerning operations, performance, financial condition and anticipated growth. For this purpose, any statements contained in this Report and Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue",or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties which are beyond the Registrant's control. Should one or more of these risks or uncertainties materialize or should the Registrant's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward looking statements.

                    Table of Contents & Cross Reference Sheet

Part    Item    Page
Number  Number  Number  Caption

I       1               Financial Statements
                4       Condensed Consolidated Financial Statements
                5       Condensed Consolidated Balance Sheet (Unaudited) as
                        of March 31, 2000
                6       Condensed Consolidated Statements of Operations
                        (Unaudited), for the Nine Months Ended March 31,
                        2000 and 1999, and for the three months ended
                        March 31, 2000 and 1999.
                7       Condensed Consolidated Statements of Cash Flows
                        (Unaudited) for the Nine  Months Ended March 31,
                        2000 and 1999
            8 - 11      Notes to Condensed Consolidated Financial Statements

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

- - -------------
*        Not Applicable

                         Part I - Financial Information

Item 1.           Financial Statements:

                    AMERINET GROUP.COM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                MARCH 31, 2000
                                   (UNAUDITED)
  ASSETS
           Current assets:
               Cash                                       $       197,638
               Accounts receivable, net                            80,632
               Inventory                                          137,636
               Prepaid expenses                                    49,717
                                                          ------------------
                     Total current assets                         465,623
                                                           -----------------
           Property and equipment, net                            181,118
                                                          -----------------
           Other assets:
               Goodwill, net                                    4,049,978
               Loan costs, net                                      4,375
               Loan receivable - WRIwebs.com, Inc.                211,515
               Investment in WRIwebs.com, Inc.                    703,083
               Deposits                                            21,140
               Intangibles, net                                     6,956

                     Total other assets                         4,997,047

                     Total assets                          $    5,643,788
                                                           ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

           Current liabilities:

               Accounts payable                            $       196,175
               Accrued expenses                                    461,320
               Loans Payable related parties               $       271,300
               Loans payable - other                                95,692
                     Total current liabilities                   1,024,487
           Equity subject to potential redemptions                 748,104

           Stockholders' equity:

               Preferred stock, no par value, 5,000,000 shares
                  authorized, -0- issued and outstanding                 -
               Common stock, $0.01 par value, 20,000,000
                  shares authorized, 11,344,300 shares issued
                  and outstanding                                  113,443
               Outstanding stock options                            17,270
               Additional paid in capital                        9,527,044
               Accumulated deficit                              (5,786,560)

                     Total stockholders' equity                  3,871,197

                     Total liabilities and stockholders' equity $ 5,643,788
                                                              ===============

     See accompanying notes to condensed consolidated financial statements.

                     AMERINET GROUP.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS NINE MONTHS ENDED MARCH 31, 2000 AND 1999 AND
                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                    Nine Months Ended

---------------------------------------------------------------------------------------------------------------------------
                                                      3/31/00            3/31/99            3/31/00            3/31/99
                                                      -------            -------            -------            -------

Revenues earned                                     $       45,063   $             -    $        249,941   $             -
---------------                                    ---------------- --------------------  --------------- -------------------

Cost of revenues earned                                     18,398                 -             176,476                 -
-----------------------                           ----------------- ------------------------------------- --------------------
Gross profit (loss)                                         26,665                 -              73,465                 -
-------------------                               ----------------- ------------------------------------- --------------------
Selling, general and administrative expenses               522,096              8,396          1,318,983              8,396
--------------------------------------------       ---------------- ------------------    --------------- --------------------
Depreciation and amortization                              342,084                 -             554,527                  -
-----------------------------                      ---------------- ------------------------------------- --------------------
Goodwill - charges and transactions                              -                 -             522,201                  -
-----------------------------------              -------------------------------------------------------- --------------------
Total operating expenses                                   864,180              8,396          2,395,711              8,396
------------------------                           ---------------- ------------------    --------------- --------------------
Income (loss) from operations                             (837,515)            (8,396)        (2,322,246)            (8,396)
-----------------------------                      ---------------- ------------------    --------------- ---------------------

Other income (expense):

    Interest expense                                        (8,853)                -         (34,290)                    -
--------------------                             ------------------ ------------------------------------- --------------------
    Equity in losses of subsidiary                         (38,269)                -         (45,021)                    -
----------------------------------                ----------------- ------------------------------------- --------------------
Total other income (expense)                               (47,122)                -         (79,311)                    -
----------------------------                      ----------------- ------------------------------------- --------------------
Provision for income taxes                                       -                 -              -                      -
--------------------------                       -----------------------------------------------------------------------------
Loss from discontinued operations                                   -          (5,000)            -               (386,696)
---------------------------------                ------------------------------------- ------------------------------------
Net loss                                             $    (884,637)    $      (13,396)     $  (2,401,557)    $    (395,092)
--------                                            ===============   ----------------    ---------------   ---------------

Basic loss per share                              $          (0.08)          $     -    $          (0.27)  $         (0.09)
--------------------                             ------------------         ---------- ------------------ ------------------
Weighted average shared outstanding                     10,482,350          4,174,778          8,951,827         4,174,778
-----------------------------------                 ===============    ===============    ===============   ==============
Fully diluted loss per share                      $           (0.08)   $            -  $           (0.27)  $         (0.09)
----------------------------                     -------------------   --------------- ------------------ ------------------
Fully diluted average shares outstanding                10,482,350          4,222,191          8,951,827         4,222,191
----------------------------------------            ===============    ===============    ---------------   ==============



     See accompanying notes to condensed consolidated financial statements.

                     AMERINET GROUP.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                  2000                1999
        -                                                                          ----                ----
                                                                            ------------------  ------------------

        Net cash used by operations                                                (1,130,198)    $      (300,506)
        ---------------------------                                          -----------------   -----------------

        Cash flows from investing activities:

            Purchase of property and equipment                                         (36,650)                  -
        --------------------------------------                              ------------------- ---------------------
            Cash overdraft acquired in acquisition                                     (69,838)                  -
        ------------------------------------------                          ------------------- ---------------------
        Net cash used by investing activities:                                       (106,488)                   -
        --------------------------------------                              ------------------  ---------------------

        Cash flows from financing activities:

            Common stock issued for cash, net of costs                                906,950               35,000
        ----------------------------------------------                      ------------------  ------------------
            Capital contributions                                                       25,000                   -
        -------------------------                                           -------------------                  -
            (Increase) decrease in mortgage and notes receivable                            -            1,570,888
        --------------------------------------------------------            -------------------------------------
            Increase (decrease) in mortgage and notes payable                         345,500          (1,299,828)
        -----------------------------------------------------               ------------------   -----------------
        Net cash provided by financial activities                                   1,277,450             306,060
        -----------------------------------------                            -----------------  -----------------

        Net increase in cash                                                            40,764               5,554
        --------------------                                                ------------------- ------------------

        Cash at beginning of period                                                     79,021               (28)
        ---------------------------                                         ------------------- ---------------------

        Cash at end of period                                                 $       119,785    $           5,526
        ---------------------                                                =================  ------------------


        Supplemental disclosure of cash flow information:
          Cash paid during the year for:

            Interest                                                          $        25,601    $              -
        ------------                                                         =================  ---------------------

        Non-cash transactions affecting investing and financing activities:

            Common stock issued for equipment                                $           6,075   $              -
        -------------------------------------                               =================== ---------------------
            Common stock issued for interest                                 $         22,500    $              -
        ------------------------------------                                ==================  ---------------------
            Common stock issued for acquisitions                               $    4,851,562    $              -
        ----------------------------------------                              ================  ---------------------
            Contribution of professional services                             $       644,295    $              -
        -----------------------------------------                            =================  ---------------------



     See accompanying notes to condensed consolidated financial statements.

                     AMERINET GROUP.COM, INC. AND SUBSIDIARY
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

- - ----------------------------------------------------------------------------
NOTE 1 - BASIS OF PRESENTATION

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Registrant's Annual Financial Statements for the year ended June 30, 1999. Operating results for the three and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

It is recommended that the accompanying condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto include in the Registrant's 1999 Annual Report on Form 10-KSB.


                    AMERINET GROUP.COM, INC. AND SUBSIDIARY
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

- - ----------------------------------------------------------------------------
NOTE 2 - ACQUISITIONS

Vista Vacations International, Inc.

On March 13, 2000, the Registrant acquired all of the outstanding common stock of Vista Vacations International, Inc. (Vista is a cruise and leisure travel marketing, training and reservations organization serving home-based professional sellers of vacation travel.) As consideration, the Registrant issued 286,667 unregistered shares of the Registrant's common stock issued in reliance on Section 4(6) of the Securities Act. In addition the Registrant will issue 22,000 shares of its common stock to certain parties as consideration for their assistance in completing the acquisition. These shares are included in the outstanding shares as of March 31, 2000 as reported. The Registrant, in accordance with the Reorganization Agreement with Vista, has reserved an additional 750,000 shares of its common stock for issuance to former Vista Stockholders and/or employees subject to Vista's earning certain agreed upon pre tax profits during the three years beginning July 1, 2000 and ending June 30, 2003. At the closing of the acquisition, the Registrant provided initial funding to Vista in the amount of $125,000. In addition, subject to Vista's substantial compliance with its material obligations under the Reorganization Agreement, the Registrant intends to invest up to and additional $525,000 in Vista within approximately one year of the date of the acquisition.

The acquisition of Vista was accounted for using the purchase method of accounting with an effective date of March 31, 2000. The acquisition of Vista is reflected on the balance sheet of the Registrant as of March 31, 2000, but no revenues or cost of revenues for Vista are included in the consolidated statement of operations of the Registrant for the period. Goodwill of $482,631 was recorded in this transaction and is being amortized over three (3) years, using the straight-line method.

The following summarizes the fair value of the Vista assets acquired and the liabilities on the date of acquisition:

Cash in Banks                                       (60,576)
Accounts Receivable                                  80,632
Deposits                                             10,039
Prepaid Expenses                                     49,718
Fixed Assets                                         63,435
Less: Accum Depreciation                            ( 15,116)
Trademark & Org. Cost                                7,624
Less: Accum Amortization                          (    668)
Accounts Payable                                  (119,240)
Payroll Tax Liabilities                           ( 14,786)
Loans Payable                                     ( 20,692)

Net Assets                                        ( 19,631)

NOTE 3 - GOODWILL

Goodwill represents the amount by which the purchase price of businesses acquired exceeds the fair market value of the net assets acquired under the purchase method of accounting.

At March 31, 2000, the excess of the fair value of the net assets of Trilogy International, Inc. is $4,011,107 and is recorded as goodwill, and is being amortized on a straight-line basis over three (3) years. The accumulated amortization at March 31, 2000 was $443,760.

At March 31, 2000, the excess of the fair value of the net assets of Vista is $482,631 and is recorded as goodwill, and commencing April 1,2000 is being amortized on a straight-line basis over three (3) years.

NOTE 4 - STOCKHOLDERS' EQUITY

During the three months ended March 31, 2000, the Registrant issued common stock for cash and consideration for acquisition and services.

(a) The Registrant issued 833,334 shares of common stock for cash during the three months ended March 31, 2000. The total amount obtained from the issuance was $580,000.

(b) The Registrant issued a total of 308,667 shares for the acquisition of Vista Vacations International, Inc.

(c) The Registrant issued 7,000 shares to Yankees for services in connection with obtaining loan from Xcel Associates.

(d) Additional paid-in capital of the Registrant increased by $171,570 This increase was due to a capital contribution of professional services provided to the Registrant during the three-month period January 1, 2000 through March 31, 2000.

                    AMERINET GROUP.COM, INC. AND SUBSIDIARY
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

- - ----------------------------------------------------------------------------
NOTE 5 - BORROWINGS

During the three months ended March 31, 2000, the Registrant increased its borrowing from various shareholders and other related parties from a total of $200,800 at December 31, 1999 to $271,300 at March 31,2000. A net increase in debt to those parties of $70,500 for the period. Interest rate on the notes is 2% over the Chase Manhattan Bank N.A.'s prime rate adjusted on a monthly basis and the notes are due on demand. Borrowings are secured by substantially all assets of the Company.

On September 27, 1999, Xcel Associates ("Xcel) loaned AITC $75,000; the note was due on December 31, 1999. In lieu of interest, Xcel received 15,000 shares of the Registrant's common stock in November 1999. Yankees pledged 35,000 shares of its common stock as collateral, and the Registrant agreed to indemnify Yankees in the event that Xcel retains the collateral for non-payment of the note by AITC. The Registrant will issued 7,000 shares of its common stock to Yankees as compensation for pledging such shares.

NOTE 6 - INVESTMENTS IN WRIWEBS.COM, INC., AT EQUITY

The Registrant accounts for the investment in WRIwebs.com Inc. under the equity method. The Registrant recognizes 20% of WRI's net losses.

Item 2.           Management's Discussion and Analysis or Plan of Operation

Plan of Operation

General

     The Registrant is currently a holding company with an affiliate, Wriwebs.com, Inc. ("WRI") (formerly known as American Internet Technical Center, Inc.), and two wholly owned operating subsidiaries, Trilogy International, Inc. ("Trilogy") and Vista Vacations International, Inc. ('Vista").

     The Registrant seeks to acquire operating companies that can benefit from the Registrant's public reporting and trading status, from the experience of the Registrant's directors, from synergy resulting from consolidation of non-operating aspects of the subsidiaries' business at the holding company level, from the related operations of the Registrant's subsidiaries and from the resulting ability to concentrate on the continued development of its core businesses without the distractions required to operate independently in an extensive regulatory environment. As a holding company, the Registrant provides its subsidiaries with centralized functions such as accounting and legal services.

     Over the next fiscal year, the Registrant plans to acquire additional companies and recruit operating and research and development personnel that are complementary to its operating subsidiaries.

         The Registrant is currently a party to a letter of intent with Custom Software Systems, Inc. ("CSSI") which it hopes will provide the research and development capabilities called for under the Registrant's strategic plan. The subject letter of intent can be found as an exhibit to the Registrant's 10-QSB for the period ended December 31, 1999 as filed. The Registrant expects to close on the acquisition of CSSI before the end of its fiscal year, June 30, 2000.

         Lorilei Communications, Inc., a full service advertising and communications company based in Ocala, Florida which the Registrant believes will generate material synergy with the Registrant's other subsidiaries and proposed acquisitions. See Item 5 of this report "Material Subsequent Events" for additional details.

         The Registrant is currently a party to a letter of intent with iDVDBox.com Inc., a corporation headquartered in Boca Raton, Florida. ("iDVD"). Acquisition of iDVD by the Registrant is expected to be completed by the end of its fiscal year, June 30, 2000.

Recent Developments Pertaining to Implementation of Plan of Operation

     The Registrant's ability to continue as a going concern is dependent upon its ability to attain a satisfactory level of profitability and to continue to have access to suitable financing. As stated in the 10-QSB for the quarter ended December 31, 1999 and 10-KSB for the period ending June 30, 1999, in order for the Registrant to re-attain profitable operations, management will have to re-establish internal service and capabilities, diversify the services offered, focus on new challenges and take advantage of new opportunities. Management believes that such capabilities are in place through the assistance of Yankees.

         The Registrant provided its affiliate WRIwebs.com, Inc. with $100,000 in expansion capital at the closing of the merger of WRI and American Internet, as reported in the Registrant's 10-QSB for the quarter ended December 31, 1999and has provided it with an additional $111,515 as of the date of this report. It may invest up to an additional $88,485 during the fiscal year ending on June 30, 2000, based on WRI's performance if issues pertaining to the Caputa option can be resolved. Like American Internet, WRI is engaged in the design, sale and hosting of Internet web sites. Unlike American Internet, it performs almost all functions in house and is implementing a plan to upgrade the quality and complexity of its web sites in order to attract more profitable business.

         On December 1, 1999 the Registrant acquired a second subsidiary, Trilogy International, Inc. As of March 31, 2000 the Registrant has provided Trilogy with $544,515 in funding since its acquisition and has continued to provide additional funding as of the date of this report. Detailed information concerning Trilogy can be found at its Internet web site at www.trilogyonline.com.

         On March 13, 2000 the Registrant acquired a third subsidiary, Vista Vacations International, Inc. The acquisition involved an exchange of 220,000 shares of the Registrant's common stock with Vista's then current stockholders; the issuance of 66,667 shares of the Registrant's common stock to a creditor of Vista for the conversion of a loan due from Vista in the amount of $180,000 and the issuance of 22,000 shares of the Registrant's common stock to parties instrumental in arranging the acquisition. At the closing of the acquisition the Registrant provided initial funding to Vista in the amount of $125,000.

Results of Operations

     Because WRI's former principal stockholder has an option to acquire between 70% and 80% of WRI's common stock until November 11, 2001, by repaying all advances from the Registrant (with interest) and returning all securities or other distributions received from the Registrant, generally accepted accounting principals do not permit consolidation of WRI's financial statements with those of the Registrant. Rather, the WRI acquisition is accounted for as though the Registrant acquired between 20% and 30% of WRI's common stock as an investment. The stock purchase option was designed to provide the former controlling stockholder of WRI with an opportunity to reconsider his decision to become associated with the Registrant should he find that the relationship was not working to his satisfaction.

         During the three months ended March 31, 2000 the Registrant reported revenue of approximately $45,063 as compared to no revenue from all sources during the comparable three month period in 1999.

         During the three months ended March 31, 2000 the Registrant's cost of revenues was $18,398 as compared to no cost of revenue during the comparable three month period in 1999. The increase was attributed to discontinued operations in the prior year and a change of business in the current year.

         During the three months ended March 31, 2000 the Registrant reported a net loss of approximately $(884,637) or $(.08) loss per share, compared to $(13,396) net loss or $(.00)per share in the comparable three month period in 1999.

         A large portion of the current periods loss was attributable to the accounting treatment required under generally accepted accounting principles for the accounting of "goodwill". For the quarter ended March 31, 2000 the Registrant had an amortization expense of Trilogy's goodwill in the amount of $332,820. Yankees provided services worth $171,570 for the quarter ended March 31, 2000, which were treated as an expense and then as a donation of an equivalent sum by Yankees to the Registrant's capital.

         The majority of the balance of the current periods loss was attributable to the operating losses of the Registrant's operating subsidiary Trilogy. For the period, Trilogy had revenues of $45,063 with a cost of goods sold of $18,398 for a gross profit of $26,665. With General, Administrative and other expenses (excluding the cost of amortizing goodwill as listed above, depreciation and interest) of $285,082 for a earnings before taxes, depreciation and interest of $258,417.

         Trilogy has not established its base of independent distributors as quickly as expected and its original product line has not gained the market acceptance that was expected. Revenues for the period, therefore, were substantially below expectations resulting in substantially greater losses for the period than expected. Trilogy is in the process of expanding its product line to better meet the needs of its market and has initiated a broad marketing and advertising campaign to be conducted over the next several months at expenses in excess of those originally projected. As a result, Trilogy now projects that the total investment that the Registrant intended to make in Trilogy will not be adequate to meet its capital requirements until such time as its operations turn profitable. In order to obtain the additional capital investment needed, the President and Chairman of Trilogy have agreed to concessions including the pledging of the majority of their common stock in the Registrant, received in exchange for their stock in Trilogy, as collateral for additional loans to Trilogy. The Registrant is currently negotiating such an arrangement with the Trilogy principles.

         The effective date for the Registrant's acquisition of Vista is March 31, 2000. Therefore no revenues or expenses of the Vista subsidiary were included in those of the Registrant for the 3 months ended March 31,2000.

         WRI reported a loss of $191,345 for the three months ended March 31, 2000, approximately $105,000 of this amount was for the amortization of goodwill. 20% of this amount ($38,269) is included in the Registrant's reported losses for the period in accordance with the equity method of accounting.

Liquidity and Capital Resources

         The Registrant had cash on hand in the amount of $197,638 at March 31, 2000, compared to $5,526 at March 31, 1999. The working capital deficit increased from $(4,875) at March 31, 1999 to $(558,864) at the end of the current period. The increase in the working capital deficit was related principally to the structural difference between the prior business of the Registrant and the current business activities. The Registrant, Trilogy and Vista have accumulated a net deficit of $(5,786,560) since its inception in 1964, 1998 and 1999 respectively.

         The financial results of WRI's operations would have had a material impact on the Registrant's liquidity and capital resources if its financial statements had been consolidated with the Registrant's. The Registrant's cash on hand would have been increased to $186,704 at March 31, 2000 compared to $5,526 at March 31, 1999 and its working capital deficit would have been $(660,548) at the end of the current period.

         During the quarter ended March 31, 2000, the Registrant continued to provide its subsidiaries with access to required capital principally through loans arranged or provided by Yankees or capital raised in private placements of the Registrant's common stock to existing stockholders, including Yankees. Subsequent to March 31, 2000, the Registrant's relationship with Xcel deteriorated as a result of Xcel's conclusion that the Registrant took an overly legalistic approach to business deals, especially with reference to the agreement between Trilogy and Dr. Yip covering rights to distribute Trilogy products in China. Xcel's displeasure was expressed by declaring Xcel's $75,000 loan to the Registrant in default on April 18, 2000 (see "Part II, Item 5, Other Information - Notice of Default from Xcel"). While the relationship with Xcel remains cordial, the Registrant is no longer confident that Xcel will exercise its warrant rights during their 120 day term following the effectiveness of the required S-3 registration statement. Consequently, the Registrant has entered into a revolving loan agreement with Yankees pursuant to which Yankees has agreed to make up to $1,000,000 in capital available to the Registrant (see"Part II, Item 5, Other Information - Loan Agreement between Yankees and the Registrant").

     As a material subsequent event, on May 15, 2000, Yankees advised the Registrant that it was suspending the availability of capital for use by Trilogy, Vista or WRI based on their failure to meet their projections or, in Yankees' opinion in the case of WRI and Vista, their failure to provide accurate information and meet their obligations under their reorganization agreements. However, Yankees reaffirmed its commitment to provide capital for use by Lorilei and future acquisitions. Yankees has recommended that the Registrant spin off Trilogy and Vista as of June 30, 2000, and that it initiate mediation and arbitral proceedings in order to resolve existing issues as to whether or not Mr. Caputa's option rights continue in effect. Yankees has advised the Registrant that prospects for Lorilei, CSSI and iDVD appear materially more promising than those for Trilogy and Vista and suggested that the Registrant's capital should be allocated accordingly, with less promising operations discontinued or spun off. The Registrant's board of directors is considering Yankees' recommendations and exploring the possibility that other alternatives may be available, including other sources of capital for its less productive operations.

Part II - Other Information

Item 1.           Legal Proceedings

         Neither the Registrant nor its subsidiaries have been involved in any material legal proceedings, except as disclosed in the Registrant's report on Form 10-KSB for the fiscal year ended June 30, 1999, or disclosed on the Form 10-QSB for the quarters ending September 30, 1999 and December 31, 1999 and the Form 8-KSB filed on December 16, 1999.

Item 2.           Changes in Securities

a.       Recent sales of unregistered securities

         Since January 1, 2000, the Registrant sold the securities listed in the tables below without registration under the Securities Act in reliance on the exemption from registration requirements cited. All footnotes follow the last table.

                  Amount of                                   Total             Total            Registration
                  Securities                                  Offering          Discounts        Exemption
Date              Shares Sold       Subscriber                Consideration     or Commissions   Relied on

January 26          4,400           Donald Downes              (4)  (5)         (3)              (1)
January 31        100,000           J. Eichner                $  75,000 (6)     None             (2)
January 31        100,000           Debra Elenson             $  75,000 (6)     None             (2)
January 31        133,334           K. Walker                 $ 100,000 (7)     None             (2)
February 15       100,000           K. Walker                 $  75,000 (6)     None             (2)
February 28       100,000           Scott Heiken              $  75,000 (6)     None             (2)
March 13           66,667           Nellie Tippery                (8)           (3)              (2)
March 13          220,000           Vista                         (9)           (3)              (2)
March 13           22,000           Yankees                       (10)          (3)              (2)
March 15          200,000           Bolina Trading            $ 120,000 (11)    None             (2)
March 23          100,000           K. Walker                 $  60,000 (11)    None             (2)
March 31           7,000            Yankees                   $   2,100 (12)    None             (2)


     Consequently, as of March 31, 2000, 11,344,300 shares of the Registrant's common stock were outstanding.

         Common equity subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the Registrant.

         During the period starting on January 1, 2000 and ending on March 31, 2000, the Registrant reserved 875,000 additional shares of its common stock for issuance in conjunction with obligations incurred during such period. The following table provides summary data concerning such obligations, options and warrants:

Designation                   Nature of      Exercise or      Number of Shares
or Holder                     Security       Conversion Price Currently Reserved

David K. Cantley              Option           1.4325             50,000
Former Vista Stockholders &
Vista Employees               Common Stock                       750,000
Yankees                       Common Stock                        75,000

         Consequently,   as  of  March  31,  2000,   7,273,815   shares  of  the
Registrant's common stock were reserved for future issuance.

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

(4)      Donald Downes is a former stockholder of Trilogy.


(5) Shares issued to Donald Downes in connection with the acquisition of Trilogy in December 1999 were incorrect. 4,400 additional shares were issued to him to correct the discrepancy.

(6) Part of a private placement of up to 500,000 shares of the Registrant's common stock for up to $200,250, the initial 67,000 shares being placed at $0.75 per share and the remaining shares to be placed for $0.75 per share to Joseph Radcliffe, his designees or assigns, or members of the board of directors desiring to participate in the offering, their designees or assigns or persons or entities approved by the Board of Directors. Any of the shares not purchased by any of the above would be offered to Yankees at the preferred rate pursuant to the Yankee's consulting agreement.

(7) A private placement of 133,334 shares of the Registrant's common stock for $100,000, the shares being issued to K. Walker at $.75 per share.

(8) At the closing of the acquisition of Vista, Nellie Tippery, a creditor of Vista, irrevocably converted all of Vista's liabilities to her or her affiliates, including without limitation, loans aggregating at least $180,000 into 66,667 shares of the Registrant's common stock.


(9) 176,000 shares of the Registrant's common stock were issued to the capital stockholders of Vista pursuant to the terms of a Reorganization Agreement and an additional 44,000 have been placed in escrow for distribution pursuant to the escrow instructions contained in the Reorganization Agreement, in consideration for the merger of Vista into the Registrant and the cancellation of all of Vista's capital stock.

(10) Shares issued to Yankees and certain of its personnel or designees at the direction of Yankees, in consideration for its services in locating Vista, structuring and negotiating the acquisition, and integration of its operations in a revised strategic plan for the Registrant, pursuant to the Yankees' Consulting Agreement. The 22,000 shares were distributed as follows: Dennis and Carol Berardi 11,000; Vanessa Lindsey 2,500; International Marketing partners 2,500; and K. Walker LTD. 6,000.

(11) Part of a private placement of up to 500,000 shares of the Registrant's common stock for up to $300,000 all shares being placed at $.60 per share.

(12) Yankees has preferential rights to subscribe for securities offered by the Registrant pursuant to the Yankees Consulting Agreement dated November 11, 1998, amended November 23,1999. Pursuant to this amended agreement, authorizes Yankees to receive shares in conformity with a price equal to 50% of the price paid by other subscribers. For consideration due Yankees for arranging the loan from Xcel, 7,000 shares of common stock were issued to Yankees at $.30 per share.

Item 5.           Other Information

Material Subsequent Events

Acquisition of Lorilei Communications, Inc.

         On May 11, 2000, the Registrant closed on the acquisition of Lorilei Communications, Inc., a full service advertising and communications company based in Ocala, Florida.

         The Registrant issued 572,519shares of its common stock to the former Lorilei stockholders in exchange for all of their Lorilei securities. In addition, the Registrant has reserved 572,518 shares of the Registrant common stock for future issuance to former stockholders of Lorilei based upon Lorilei's attaining certain established levels of earnings before interest, taxes, depreciation and amortization ("EBITDA") during the three year period commencing July 1, 2000 and ended June 30, 2003 and has reserved 335,378 shares for issuance to Lorilei employees pursuant to incentive stock options, subject to Lorilei's attaining EBITDA during the three year period commencing July 1, 2000 and ended June 30, 2003

         At closing, the Registrant provided initial funding to Lorilei in the amount of $100,000 and within 180 days after the audited financial statements for Lorilei required pursuant to Commission Regulation S-B have been provided to the Registrant, filed with the Commission and not found deficient by the Commission (the "Funding Trigger Date"), intends to invest an additional $400,000 in Lorilei as expansion capital.

         Lorilei's management has projected EBITDA of $500,000, $1,400,000 and $2,900,000 for the twelve month periods ending June 30, 2001, 2002 and 2003 respectively. It is these levels of EBITDA that must be obtained in order for the former stockholders and/or employees of Lorilei to earn the performance and incentive shares of the Registrant's common stock reserved for future issuance.

         Additional information on Lorilei and the acquisition, together with the final Reorganization Agreement will be filed with the United States Securities and Exchange Commission on or before May 26, 2000. Information on Lorilei can be found on its internet website at www.callthefirm.com

Notice of Default from Xcel

         On April 18, 2000 the Registrant received a notice of default on its $75,000 loan from Xcel, payment of which had been due since December 31, 1999. Xcel advised the Registrant that it was exercising its risk to liquidate the collateral shares of the Registrant's stock that Yankees pledged to guarantee the note and to apply the proceeds to the outstanding balance due on the note. Based upon the closing price of AmeriNet stock on April 18, 2000, the 35,000 shares of the Registrant's common stock had a market value of $41,664.90. This amount was deducted from the balance due Xcel together with $10,000 owed to the Registrant by Xcel for the cost of the option granted to them which had not been previously paid. A remaining balance of $23,335 remains due and payable to Xcel.

         Yankees was entitled to $41,664.90 from the Registrant for its loss on the defaulted collaterals, but at the Registrant's request, accepted restricted shares of the Registrant's common stock instead. Based on Yankees preferential subscription rights, such shares were issued at $0.30 per share.

         Xcel retains its option to purchase up to 1,000,000 shares of the Registrant's common stock at $.75 per share for a period of 120 days following the effective date of a registration statement registering the underlying shares with the Commission. The Registrant is unable to determine if Xcel will exercise such option in whole or in part.

Loan Agreement between Yankees and the Registrant

         Since September 1999 Yankees has been a major source of capital for the Registrant making loans as needed for acquisitions and funding of the Registrant's investments in its subsidiaries. At March 31, 2000 the Registrant's loan balance due to Yankees was $176,300. Subsequently, through the date of the filing of this report, Yankees loaned an additional $190,000 to the Registrant for use in funding the $100,000 initial investment in Lorilei and to fund the continuing periodic investments in the Registrant's other subsidiaries. On May 5, 2000 the Registrant entered into a revolving loan agreement with Yankees whereby the Registrant agreed to pledge all of its assets as collateral and Yankees agreed to loan the Registrant up to $1,000,000, including the $336,300 already loaned to date, on a revolving basis at an interest rate of 2% over the prime rate of Chase Manhattan Bank, N.A. A copy of the Loan Agreement is filed as an exhibit to this report. See Part II, Item 6(b).

Additional Sales of the Registrant's Securities

         On April 18, as detailed above under "Notice of Default from Xcel", Yankees exercised its rights under the existing preferential subscription agreement and purchased 138,883 of the Registrant's common stock at a price of $.30 per share for a total consideration of $41,664.90.

         On April 27, Palmair exercised an existing warrant, which it had acquired on December 11, 1998, and purchased 200,000 shares of the Registrant's common stock at $.02 per share for $4,000.

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

Designation             Page
of Exhibit              Number
as Set Forth            or Source of
in Item 601 of          Incorporation
Regulation S-B          By Reference    Description

(10)
        .43              19             Lorilei Communications, Inc. Letter of
                                        Intent
        .44              24             Yankees Loan Agreement
(99)    .51              49             Xcel Default Notice

(b)      Reports on Form 8-K Filed During Quarter Ended March 31, 2000

     During the calendar quarter ended March 31, 2000, the Registrant filed the following reports on Form 8-K with the Commission:

                                                     Financial
Items Reported             Date Filed                Statements Included

5 and 7 (amended)        January 26, 2000            8-K;(see  10-QSB for the quarter  ending  September 30, 1999 for further information on WRI) Audited Financial Statements of WRI for the years ended  December 31, 1998, and Unaudited
                                                     Financial Statements for the nine months ended September 30,
                                                     1999 in conjunction with the acquisition of WRI, on November
                                                     11,  1999.  Also  Registrant's  Pro Forma  Combined  Balance
                                                     Sheets at December 31, 1998; Pro Forma  Combined  Statements
                                                     of Operations  for the twelve months ended December 31, 1998 and three and six months ended September 30, 1999.

5 and 7 (amended)          February 8, 2000          8-K (A);   Audited   Financial Statements of  Trilogy for  the
                                                     years ended December  31,  1998, and  Unaudited Financial
                                                     Statements  for  the nine months ended  September  30,  1999 in conjunction with the acquisition of Trilogy, on December 1,
                                                     1999.  Also  Registrant's  Pro  Forma Combined  Balance
                                                     Sheets  at December 31, 1998; Pro  Forma Combined
                                                     Statements of Operations  for  the twelve  months  ended
                                                     December 31, 1998 and six months ending June 30, 1999, and three months ending September 30,1999.

5 and 7 (amended)                   March 3,2000     (see 10QSB-12/31/99) Audited Financial Statements of WRI
                                                     for the years ended December 31, 1998 and Unaudited
                                                     Financial Statements for the nine months ended September 30,
                                                     1999.  AmeriNet Group.com, Inc. Pro Forma Combined
                                                     Balance Sheets at December 31, 1998; Pro Forma Combined
                                                     Statements of Operations for the twelve months ended
                                                     December 31, 1998 and three months ended September 30,
                                                     1999 and its six months ended June 30, 1999.

303, 5 and 7(amended)               March 8, 2000    AmeriNet Group.com, Inc. Pro Forma Combined Balance
                                                     Sheet at December 31, 1998; Pro Forma Combined Statements
                                                     of Operations for the six months ended June 30, 1999 and the tree months ended September 30, 1999.

1 and 7                             March 29, 2000   Vista Vacations International, Inc. Unaudited Balance Sheet
                                                     and Profit and Loss Statement from inception through
                                                     December 31, 1999.


                                   Signatures

         In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                          AmeriNet Group.com, Inc.
May 15, 2000

                        By: /s/ Michael Harris Jordan /s/
                              ---------------------
                              Michael Harris Jordan
                              President & Director

                             Additional Information:

                                   Registrant:

                            AmeriNet Group.com, Inc.
                             Corporate Headquarters:
                             -----------------------
         2500 North Military Trail, Suite 225; Boca Raton, Florida 33431 Telephone Number: (561) 998-3435; Facsimile Transmission (561) 998-3425
                       E-mail webmaster@amerinetgroup.com

                                    Officers

                              ---------------------
         President, Michael Harris Jordan; Secretary, Vanessa H. Lindsey
                Acting General Counsel, George Franjola, Esquire

                               Board of Directors

                               ------------------
                            Michael Harris Jordan * +
                        G. Richard Chamberlin, Esquire *
                             Edward Carl Dmytryk **
                               Saul B. Lipson ** +
                              Anthony Q. Joffe * **
                              Vanessa H. Lindsey *
                                J. Bruce Gleason
                                Michael A. Caputa
                                Dennis A. Berardi
                                Carol A. Berardi

                                  Subsidiaries:

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

                         Independent Public Accountants:
                         Daszkal, Bolton & Manela, P.A.
        240 West Palmetto Park Road, Suite 300; Boca Raton, Florida 33432
                             ----------------------

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

- - --------
+        Committee chairperson
*        Executive Committee Member
**       Audit Committee Member

Administrative Offices

The Yankee Companies, Inc.
A Florida corporation
--------------

Leonard Miles Tucker
President & Chief Executive Officer

William A. Calvo, III, Ll.M.
Vice President & Treasurer

Vanessa H. Lindsey
Secretary & Chief Administrative Officer

Charles J. Scimeca
Acquisitions Officer

G. Richard Chamberlin, Esquire
Leslie Quinn, Esquire
Office of the General Counsel

                                                   1941 Southeast 51st Terrace
                                                          Ocala, Florida 34471
                                                      Telephone (352) 694-9182
                                                        Service (352) 368-6525
                                                  Mobile Number (352) 895-0452
                                                     Fax Number (352) 694-9178
                                                  E-Mail wacalvo3@atlantic.net
                                               Please respond to Ocala address

                                                      Crystal Corporate Center
                                          2500 North Military Trail, Suite 225
                                                     Boca Raton, Florida 33431
                                                      Telephone (561) 998-2025
                                                     Fax Number (561) 998-3425
                                                  E-Mail carrington@flinet.com
March 17, 2000

Gerald R. Cunningham, President
Lorilei Communications, Inc.
7325 Southwest 32nd Street
Ocala, Florida 34477

         Re: Acquisition by AmeriNet Group.com, Inc. ("AmeriNet")

Dear Mr. Cunningham:

     Pursuant to your latest conversations with Leonard Miles Tucker and officers of AmeriNet and its subsidiaries, we are convinced that an association of Lorilei Communications, Inc., a Florida corporation ("Lorilei") with our client, AmeriNet, a publicly held Delaware corporation with a class of securities registered under Section 12(g) of the Securities Act of 1934, as amended (the "Exchange Act"), would be of great mutual benefit.

     Lorilei requires an infusion of $500,000 in order to accelerate its current strategic plans. AmeriNet seeks to develop its own strategic plans by acquiring an Internet knowledgeable advertising oriented business on terms that will protect its investment. All parties need to provide a mechanism for accurately measuring Lorilei's value. After considering each prospective parties' concerns, we believe that a transaction structured along the lines of an acquisition of Lorilei by AmeriNet in compliance with the requirements of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended (the "Code"), as proposed below, would meet Lorilei's objectives and be acceptable to AmeriNet's board of directors.

     If you find it acceptable, we will present it to AmeriNet on your behalf and secure its immediate consideration. If, as we expect, this letter is accepted and executed on AmeriNet's behalf, it will constitute a non- binding letter of intent, however, the parties will immediately proceed to conduct due diligence investigations;

Gerald R. Cunningham
March 17, 2000
Page 2

     Diversified consulting services for the corporate and financial communities Yankees will arrange for the preparation of proposed definitive agreements which the parties will endeavor to close within 45 days; and, during such period, the parties will not solicit or participate in negotiations with any other persons concerning the matters contemplated hereby.

                                 Proposed Terms

1.      A.     Lorilei  would   consolidate   all  current   operations  of  its
               affiliates and related business enterprises (if any) permitting consolidation of their financial statements pursuant to generally accepted auditing procedures, consistently applied ("GAAP"), the consolidated entity being hereinafter referred to as "Lorilei+."

        B. Lorilei+ would have net tangible assets (tangible assets in excess of liabilities) based on replacement cost valuation, of not less than $300,000; no net current payables (excess of current payables over current receivables), a total of $270,000 in long term payables; at least $162,000 in earnings before interest, taxes, depreciation and amortization for calendar year 1999 based on revenues of at least $1,100,000, with a pre-tax net profit of approximately $20,000; and, projected earnings before interest, taxes, depreciation and amortization for the fiscal years ending June 30, 2001, 2002 and 2003 of $500,000, $900,000 and $1,500,000.

2.      A.     AmeriNet  would acquire all  Lorilei+'s  common stock in exchange for an initial base valuation of $750,000 in shares of AmeriNet's common  stock,  $0.01 per share par value (the  "AmeriNet  Common
               Stock");  however,  the valuation  would be subject to adjustment based on Lorilei+'s having attained the following annual revenues
               and   earnings   before   interest,   taxes,   depreciation   and
               amortization, during the times specified, in which case the additional shares listed below would be issued to Lorilei+'s stockholders immediately prior to closing on the reorganization, pro rata based on their last holdings of Lorilei+ common stock, inter se:

               Time Period                        EBITDA1           Shares
               -----------                        ------           -----------
               July 1, 2000 to June 30, 2001      $500,000          75,000;
               July 1, 2001 to June 30, 2002      $900,000          125,000; and
               July 1, 2002 to June 30, 2003      $1,500,000        174,999.

        B. The AmeriNet Common Stock would be valued at its average last transaction price reported on the OTC Bulletin Board during the ten trading days preceding execution of the definitive agreement and would be issued in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(6) thereof.

3. AmeriNet would invest $500,000 in Lorilei+ over a 180 day period following the completion of the Lorilei+ audit in accordance with GAAP, based on the following schedule.

         A.    $100,000 at closing;

Gerald R. Cunningham
March 17, 2000
Page 3

         B. $100,000 within 60 days after the completion and filing of the Lorilei+ audit with the United States Securities and Exchange Commission (the "Commission");

         C. $100,000 within 120 days after the completion and filing of the Lorilei+ audit with the Commission;

         D. $100,000 within 150 days after the completion and filing of the Lorilei+ audit with the Commission; and

         E. $100,000 within 180 days after the completion and filing of the Lorilei+ audit with the Commission.

4. Lorilei+'s day to day business operations would remain under the control of its current stockholders who would have the right to elect two thirds of its directors, provided that:

         A. The participation of all AmeriNet's designee(s) to Lorilei+'s board of directors would be required to constitute a quorum;

         B. Lorilei+ would not have the right to make material changes in its operations (on which its valuation was based); and

         C. The Lorilei+ designees to its board of directors could not engage in any violations of law or of their fiduciary duties to AmeriNet, as Lorilei+'s sole stockholder.

5.       A.    The two most senior  former  stockholders  of  Lorilei+  who also serve as its executive  officers (the "Senior  Executives") would be parties to long term employment agreements calling for initial annual salaries of $45,000 each, plus an aggregate of $1,250 each
               in  monthly   benefits   involving  health  and  life  insurance,
               automobile expenses and child care expenses, on terms negotiated by the parties and acceptable to AmeriNet concurrently with negotiation of the definitive acquisition agreement.

         B. AmeriNet would allocate shares of the AmeriNet Common Stock currently reserved pursuant to AmeriNet's Non-Qualified Stock Option & Stock Incentive Plan, Effective as of January 1 , 2000, a copy of which is enclosed herewith and made a part hereof (the "Plan"), for issuance as incentive stock options pursuant to
               Section 422 of the Code (the "Options") to the Senior Executive Officers based on Lorilei+ having attained the annual revenue and earnings before interest, taxes, depreciation and amortization targets specified below, subject to the implementing provisions also set forth below.

               (1) AmeriNet would allocate an aggregate of 990,002 shares of the AmeriNet Common Stock for issuance to the Senior Executives (the "Senior Executives' Option Shares").

               (2) The Senior Executives' rights to the Options would vest as follows:

Gerald R. Cunningham
March 17, 2000
Page 4

                (a) If Lorilei+'s earnings before interest,  taxes, depreciation and amortization, determined in accordance with GAAP, were at least $500,000 during the period starting on July 1, 2000 and ending on June 30, 2001, then the Senior Executives would cumulatively have the right to purchase 51.85% of the Senior Executives' Option Shares at a price equal to the closing transaction price for AmeriNet's Common Stock
                    reported  on  the  date  the  reorganization   agreement  is
                    executed in the most generally recognized securities exchange or securities market on which AmeriNet's Common Stock was then eligible for trading.

                (b) If Lorilei+  earnings before interest,  taxes,  depreciation and amortization, determined in accordance with GAAP, were at least $900,000 during the period starting on July 1, 2001 and ending on June 30, 2002, then the Senior Executives would cumulatively have the right to purchase 18.52% of the Senior Executives' Option Shares at a price equal to the closing transaction price for AmeriNet's Common Stock
                    reported  on  the  date  the  reorganization   agreement  is
                    executed in the most generally recognized securities exchange or securities market on which AmeriNet's Common Stock was then eligible for trading.

                (c) If Lorilei+  earnings before interest,  taxes,  depreciation and amortization, determined in accordance with GAAP, were at least $1,500,000 during the period starting on July 1, 2002 and ending on June 30, 2003, then the Senior Executives would cumulatively have the right to purchase 29.63% of the Senior Executives' Option Shares at a price equal to the closing transaction price for AmeriNet's Common Stock
                    reported  on  the  date  the  reorganization   agreement  is
                    executed in the most generally recognized securities exchange or securities market on which AmeriNet's Common Stock was then eligible for trading.

         C. If Lorilei+ failed to attain the earnings requirements for exercise of the Options during a measuring year, all of the Senior Executives' rights to the Senior Executives' Option Shares that would have become vested on such year would lapse and be of no further force or effect.

         D. The Options would be exercisable for a period ending on the earlier of the final day of the fifth fiscal year after which they first become vested or the 90th day after termination of the Senior Executives' employment by Lorilei+, all other terms pertaining to the Options being reflected in the Plan.

6. It is understood that Lorilei+, with AmeriNet's assistance will seek to refinance current liabilities guaranteed by its principals and their affiliates in a manner removing such personal guarantees and that in the event such efforts are not successful, Lorilei+ will enter into an agreement with such guarantors guaranteeing direct payment of such obligations by Lorilei+, and will secure such guarantee with an additional mortgage on the real estate owned by Lorilei+.

     In conjunction with the foregoing, you and other people associated with Lorilei+ have been and will be provided with information concerning AmeriNet which constitutes material inside information, as defined for purposes

Gerald R. Cunningham
March 17, 2000
Page 5

of Sections 20A and 21A of the Securities Exchange Act of 1934, as amended. Such information was or will be provided in conjunction with pending negotiations and pursuant to AmeriNet's obligations under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, to provide full and complete disclosure. Such information may not be disclosed to anyone other than pursuant to compulsory legal process or with the prior written consent of AmeriNet, after such information has been publicly disseminated. Improper disclosure of such information constitutes a violation of the civil and criminal provisions of Sections 20A and 21A of the Securities Exchange Act of 1934, as amended. During the pendency of negotiations, neither you nor anyone who is made privy to the foregoing information should engage in any transactions involving publicly traded AmeriNet securities.

     While the forgoing proposal is a bare outline, we believe that it is sufficient to form the basis of a letter of intent for an appropriate "engagement period". If you find this proposal acceptable as the basis to begin formal negotiations with AmeriNet, please sign a copy of this letter in the spaces provided and return it to us for submital to AmeriNet's board of directors.

         Looking forward to a mutually profitable relationship, we are

                                Very truly yours,

                           The Yankee Companies, Inc.

                              /s/William A. Calvo, III
                                 Vice President

         The forgoing is acceptable in principal and we authorize you to arrange for the immediate preparation of proposed definitive agreements.

                          Lorilei Communications, Inc.

                              /s/Gerald R. Cunningham
                                    President

Dated: March 17, 2000
                            AmeriNet Group.com, Inc.

                                /s/Michael H. Jordan
                                    President

Dated: March 18, 2000

Encl.:
Copies:           Leslie Quinn, Esquire
                  David K. Cantley
                  Bruce Brashear, Esquire

Loan Agreement

     This loan agreement (the "Agreement" or the "Loan Agreement") is entered into by and between The Yankee Companies, Inc., a Florida corporation ("Yankees") and AmeriNet Group.com, Inc., a Delaware corporation ("AmeriNet"; Yankees and AmeriNet being sometimes hereinafter collectively referred to as the "Parties" and each being sometimes hereinafter generically referred to as a "Party").

                                    Preamble:

     WHEREAS, AmeriNet requires significant capital for miscellaneous corporate purposes; and

     WHEREAS, AmeriNet is willing to pledge all of its assets, wherever located or whenever acquired, as security for such financing (the "Collateral"); and

     WHEREAS, subject to the following terms and conditions, Yankees is willing to loan AmeriNet a sum of up to $1,000,000, on a revolving basis, upon the collateral security of the Collateral, subject to the terms and conditions set forth below:

     NOW, THEREFORE, in consideration of the sum of $10, other good and valuable consideration, the receipt of which is hereby acknowledged, and, upon the mutual covenants and conditions contained herein, the Parties hereby agree as follows:

                                   Witnesseth:

1.       DEFINITIONS & INTERPRETATION

(a)      Definitions:

     The following terms, whether or not initially capitalized, will have the meanings set forth below:

(1)     Accredited Investor:

                    A  person  or  entity   that   meets  the  asset  or  income
                    requirements for treatment as an accredited investor specified in Rule 501 of Commission Regulation D promulgated under the Securities Act

(2)     Affiliate:  An entity or person that  controls,  is  controlled by or is under common control with another person.

(3)     AmeriNet:   The term for  AmeriNet  Group.com,  Inc.,  a  publicly  held
                    Delaware corporation with a class of securities registered under Section 12(g) of the Exchange Act, and a Party to this Agreement, together with all of its subsidiaries.

(4)     AmeriNet Financial Statements:

                    Financial statements, including all related schedules and the Notes thereto, of AmeriNet included in AmeriNet's last report filed on Commission Form 10-KSB; the reports on Commission Form 10-QSB filed subsequent thereto and the financial statements for subsidiaries subsequently acquired by AmeriNet included in current reports on

                    Commission Form 8-K filed since the dates of the Subsequent Quarterly Reports (the "Subsequent Current Reports"); all such financial statements being hereinafter collectively and generically referred to as the "AmeriNet Financial Statements,"

(5)     Capital Stock:

                    The generic term used for equity securities, whether common, preferred or otherwise.

(6)     Collateral: All of  AmeriNet's  assets,  whenever  acquired  or wherever located, whether real or personal, tangible or intangible, current or inchoate, including, without limitation, all of the Capital Stock of its subsidiaries, rights under agreements, notes, financial accounts, intellectual property rights and all other things of whatever nature which the Parties may define as Collateral subject to this Agreement in any future agreements.

(7)     Commission: The United States Securities and Exchange Commission.

(8)     Code:       The Internal Revenue Code of 1986, as amended.

(9)     Default:    The  occurrence  of any of the  following  events during the term of this Agreement or any extensions or renewals thereof:

        (A) The failure of AmeriNet to pay any amount when due hereunder for a period of 20 business days after written notice by Yankees to AmeriNet;

        (B) The failure by AmeriNet to perform any material agreement or material undertaking under this Agreement or any other material agreement or material document given to evidence or secure any of the Secured Obligations;

        (C) The material inaccuracy of any warranty, representation, covenant or agreement made by AmeriNet to Yankees under this Agreement relating to any related document or this Agreement, at the time when made;

        (D) AmeriNet's insolvency, termination of business as a going concern or inability to pay debts generally as they become due;

        (E) The filing of a petition or order for relief under the bankruptcy laws or insolvency laws or for reorganization, composition, adjustment, or other relief of debtors under any law by or against AmeriNet if such petition is not dismissed within 30 days;

        (F) The making of an assignment for the benefit of creditors by AmeriNet, or the appointment of a receiver or liquidator for AmeriNet;

        (G) The order by a court of competent jurisdiction winding up or liquidation of the affairs of AmeriNet;

        (H)         The dissolution of AmeriNet; or

        (I) The initiation of a lawsuit or quasi-judicial or administrative proceeding by any person or entity or governmental instrumentality against AmeriNet or any part of the Collateral; or

        (J) Any event defined as a default under any of the agreements, Notes or instruments ancillary to this Agreement.

(10)    Exchange Act:

                    The Securities Exchange Act of 1934, as amended.

(11)    Exchange Act Reports:

                    All reports filed by AmeriNet with the Commission pursuant to Sections 12(g), 13 and 15(d) of the Exchange Act.

(12)    GAAP:       Generally  accepted  accounting   principles,   consistently
                    applied.

(13)    Initial Funding Installment:

                    The  sum  of  $100,000  payable  to  the  order  of  Lorilei
                    Communications,   Inc.,   in   satisfaction   of  AmeriNet's
                    commitment thereto.

(14)    IRS:        The United States Internal Revenue Service.

(15)    Knowledge:  When used to qualify a representation or warranty,  the word
                    "knowledge" or any derivations or variations thereof, whether in the form of a word or phrase, will mean knowledge after reasonable inquiry by an executive officer of the legal entity on whose behalf the assertion is made and will include information that such legal entity should have had in the exercise of reasonable diligence.

(16)    Loans:      The funds advanced by Yankees to AmeriNet from time to time, including all funds heretofore advanced by Yankees to AmeriNet, which are the objects of this Agreement.

(17)    Material:   When used to qualify a representation or warranty,  the word
                    "material" or any derivations or variations thereof, whether in the form of a word or phrase, will mean a variance that could have negatively affected a decision by a reasonably prudent person to engage in the transactions contemplated by this Agreement, and will be measured both on the occasion in which such term is referenced as well as on an aggregate basis with other similar matters.

(18)    NASD:       The National  Association  of  Securities  Dealers,  Inc., a
                    Delaware   corporation  and  self  regulatory   organization
                    registered with the Commission.

(19)   Note(s):     The negotiable  instruments in the form of promissory  notes issued to evince the Loans, substantially in the form annexed hereto and made a part hereof as exhibit 1(a)(19).

(20)     Obligations:

                    Yankees rights and AmeriNet's duties under this Agreement and the ancillary instruments referred to herein, including, without limitation, the Note(s) to be executed from time to time by AmeriNet in favor of Yankees, as described in this Agreement executed concurrently herewith and incorporated by reference herein, together with all other indebtedness of AmeriNet or its affiliates to Yankees, direct or indirect, primary or secondary, fixed or contingent, or otherwise due or to become due now existing or hereinafter acquired.

(21)    OTC Bulletin Board:

                    The over the counter electronic securities market operated by the NASD.

(22)    Secured Obligations:

                    All indebtedness and other obligations of AmeriNet to Yankees under or arising out of this Agreement, including any currently outstanding or future loans, or any extensions or renewals thereof.

(23)    Securities Act:

                    The Securities Act of 1933, as amended.

(24)    Subsequent Current Reports:

                    AmeriNet's reports on Commission Form 8-K filed after the Subsequent Quarterly Reports but prior to the date of this Agreement.

(25)    Subsequent Quarterly Reports:

                    AmeriNet's   reports  on  Commission  Form  10-QSB  for  the
                    quarterly periods following AmeriNet's last 10-KSB filed with the Commission.

(26)    Substantial  Compliance:

                    Compliance which the Party for whose benefit or at whose request an act is performed, or for whose benefit or at whose request an act is refrained from could under the circumstances be reasonably expected to accept as full compliance.

(27)    Tax:        For  the   purposes   of  this   Agreement,   a  "Tax"   or,
                    collectively,  "Taxes,"  means any and all  federal,  state, local and foreign taxes,  assessments and other governmental charges,  duties,  impositions  and  liabilities,  including taxes  based upon or  measured  by gross  receipts,  income, profits,  sales,  use and  occupation,  and value added,  ad
                    valorem,   transfer,   franchise,    withholding,   payroll,
                    recapture, employment, excise and property taxes, together with all interest, penalties and additions imposed with respect to such amounts and any obligations under any agreements or arrangements with any other person with respect to such amounts.

(b)      Interpretation

         (1) When a reference is made in this Agreement to schedules or exhibits, such reference will be to a schedule or exhibit to this Agreement unless otherwise indicated.

         (2) The words "include," "includes" and "including" when used herein will be deemed in each case to be followed by the words "without limitation."

         (3) The table of contents and headings contained in this Agreement are for reference purposes only and will not affect in any way the meaning or interpretation of this Agreement.

         (4) The captions in this Agreement are for convenience and reference only and in no way define, describe, extend or limit the scope of this Agreement or the intent of any provisions hereof.

         (5) All pronouns and any variations thereof will be deemed to refer to the masculine, feminine, neuter, singular or plural, as the identity of the Party or Parties, or their personal representatives, successors and assigns may require.

         (6) The Parties agree that they have been represented by counsel during the negotiation and execution of this Agreement and, therefore, waive the application of any law, regulation, holding or rule of construction providing that ambiguities in an agreement or other document will be construed against the party drafting such agreement or document.

2.       LOANS.

     Subject to the terms of this Agreement, Yankees agrees to lend AmeriNet, on the terms hereof, the sum of no more than $1,000,000 on a revolving basis (the "Loan(s)"), as follows :

(a) The obligations of Yankees to loan funds to AmeriNet shall commence on the date hereof and shall terminate as provided in Section 3, at which time all outstanding loans hereunder must be repaid, together with accrued interest.

(b) Loans hereunder will be made in $50,000 increments, and each loan will be represented by its own separate negotiable Note and security agreement.

(c)      Each Note shall be:

         (1) For a term of one year; shall bear interest at the annualized rate of 2% over the prime rate charged during the subject period by Chase Manhattan Bank, N.A. (New York City) to its most favored corporate borrowers for unsecured obligations having a term of one year or less; and shall be payable in 12 equal consecutive, monthly installments;

         (2) Secured by a security interest in all of AmeriNet's assets, including after acquired assets, subject only to the prior liens reflected in exhibit 2.1(c)(2) annexed hereto and made a part hereof and to the sale of assets in the ordinary course of business, provided that the proceeds of such sales are re-invested in inventory or used to pay operating expenses of AmeriNet, it being the intent of the Parties that no proceeds be used for payment of dividends or unusual compensation to the principals of AmeriNet.

(d) AmeriNet shall be directly responsible for payment of all taxes, fees and recording costs associated with the Loans, the hereinafter described Notes, required stock transfers, UCC-1 financing statement, security agreements and collateral assignments.

(e) This Agreement is being executed simultaneously with a Security Agreement, a UCC Form One, and a Note the terms and conditions of which are all hereby incorporated by reference herein.

3.       TERM.

(a) This Agreement shall commence on the date hereof and shall terminate on the 730th day after its execution, provided that it shall be automatically renewed thereafter on a continuing one year basis unless the Party desiring not to renew provides the other with written notice of intent not to renew within 60 days prior to the end of the then current term or renewal term.

(b) Notwithstanding the foregoing, this agreement will terminate on the occurrence of the following events:

         (i) The date of the full and complete discharge by AmeriNet of all obligations to Yankees under this agreement;

         (ii) The completion of a public offering of securities yielding at least $2,000,000 in net proceeds by AmeriNet or any corporate entity with which AmeriNet becomes subject to a reorganization under Section 168 of the Internal Revenue Code, as amended.

         (iii)    Upon the  occurrence  of a default  by  AmeriNet,  as  defined
                  herein,   provided  that  Yankees  elect  to  terminate   this
                  agreement by reason of such default.

4.       RIGHT OF FIRST REFUSAL

(a) Throughout the term of this Agreement and any renewals thereof, Yankees shall have a right of first refusal to provide any debt or debt-equity hybrid financing required by AmeriNet and its subsidiaries (the "Right of First Refusal").

(b) In the event that AmeriNet has a definite opportunity to obtain financing from some person or entity other that Yankees, it shall reduce such offer to written form specifying each and every applicable term and identifying the person or entity involved (the "Notice of Offer") and shall provide the Notice of Offer to Yankees in the manner generally hereinafter provided for submission of notices.

(c) Within ten business days following receipt of a Notice of Offer, Yankees shall, by written response to AmeriNet in the manner generally hereinafter provided for submission of notices either:

         (1)      Consent to the proposed funding;

         (2) Request additional data which AmeriNet shall immediately provide; or

         (3) Agree to provide the funding on the terms contained in the Notice of Offer.

(d) In the event that Yankees demands additional data, the ten business day response period shall not commence until Yankees is provided with the required data.

(e) If Yankees has been provided with all required data but has not responded to the Notice of Offer within the ten business days response period, it shall be presumed that Yankees has consented to the funding; however, no consent to funding or presumed consent to funding shall result in the waiver of Yankees' Right of First Refusal to provide any future funding.

(f) In the event that the terms of the proposed funding vary in any material manner from the terms described in the Notice of Offer, then any consent or presumed consent shall be deemed void and AmeriNet will be required to notify Yankees of such change and resubmit the Notice of Offer to Yankees, on the revised basis.

5.       CONDITIONS PRECEDENT.

     The obligation of Yankees to make the Loan shall be subject to the following conditions:

(a) There shall have occurred no material adverse change in the business or the financial condition of AmeriNet since the date of the latest financial information filed by AmeriNet with the Commission, copies of which shall be contemporaneously furnished by AmeriNet to Yankees;

(b) All acts, conditions and things (including, without limitation, the obtaining of any necessary regulatory approvals and the making of any required filings, recordings or registrations) required to be done or performed and to have happened precedent to the execution, delivery and performance of this Agreement and the related security agreements, collateral assignments and Notes shall have been done and performed to the satisfaction of Yankees and its legal counsel;

(c) All corporate, and legal proceedings and all documents and instruments in connection with the authorization of this Agreement and the related security agreements, collateral assignments and Notes and all related instruments and ancillary documentation thereto shall have been delivered to Yankees and its legal counsel and Yankees shall have received all information and copies of all other related documents and instruments, including records of corporate proceedings, which Yankees and its legal counsel may reasonably have requested in connection therewith, such documents and instruments, where appropriate, to be certified by proper corporate, or governmental authorities;

(d) Yankees shall have received the duly executed originals of this Agreement and the related security agreements, collateral assignments and Notes and all related ancillary documentation thereto and copies or originals of all other documents, agreements and instruments relating to any aspect of the transactions contemplated hereby, including evidence of insurance coverage required by Yankees; and

(e) Yankees shall have received, in form and substance satisfactory to Yankees and its legal counsel, such legal opinions, consents, and/or additional documents relating to any of the foregoing which it may reasonably require.

6.       MANDATORY PREPAYMENT IN THE EVENT OF LOSS;  LOAN REPAYMENT.

(a) AmeriNet shall keep all of the Collateral (as that term is defined hereinafter and from time to time in documents entered into by the Parties) fully insured under all risk insurance policies acceptable in form and substance to Yankees, such insurance to be in an amount adequate to fully replace all the Collateral in the event of its damage or loss.

(b) In the event that the Collateral shall be lost, stolen, destroyed, damaged beyond repair or rendered permanently unfit for normal use, or in the event of any condemnation, confiscation, seizure, or requisition of title to or use of the Collateral, AmeriNet agrees to make available any insurance proceeds for the exclusive purpose of replacing the Collateral.

(c) If, however, AmeriNet elects not to repair or replace the Collateral within 30 days of AmeriNet's receipt of the insurance proceeds, all insurance proceeds shall be applied to a then mandatory prepayment of the Secured Obligations by paying in full an amount determined by:

         (1) Obtaining a fraction, the numerator of which will be the total number of payments remaining due on the Note unpaid after such prepayment is made (including the payment, if any, due on the date on which prepayment is made) multiplied by the actual dollar amount of each payment due and the denominator of which shall be the total number of payments required to be paid under the Note, multiplied by the actual dollar amount of each payment due under the Note;

         (2)      Multiplying the resultant fraction by 10%;

         (3) Multiplying the resulting percentage by the outstanding balance due on the Note on the date of such prepayment;

         (4) Adding the resulting dollar amount to the outstanding balance then due on the Note (such aggregate sum being the mandatory prepayment required to be paid hereunder).

(d) Notwithstanding the foregoing, Yankees shall be named as the primary beneficiary on all insurance policies carried by AmeriNet which directly, indirectly or incidentally cover the Collateral.

7.       PLACE OF PAYMENTS.

     Payment of principal, interest and other sums due or to become due with respect to the Loan and all the Secured Obligations are to be made at the principal executive offices of Yankees, or such other place as Yankees shall designate to AmeriNet in writing, in lawful money of the United States of America in immediately available funds.

8.       LATE PAYMENTS & OTHER CHARGES.

(a) If any installment or other amount due with respect to the repayment of the Loan or any portion of the Secured Obligations is not paid when the same shall be due, AmeriNet will pay interest on any such overdue amount at the highest rate permitted by law until the date such amount is paid.

(b) AmeriNet shall pay or cause to be paid, in addition to all other amounts payable hereunder:

         (1) Premiums for insurance required to be obtained in connection with the Loan and the Collateral;

         (2) Fees paid for filing documents in public offices in connection with the Loan and the transactions contemplated hereby; and

         (3) Actual expenditures, including reasonable attorney's fees, for proceedings to collect the Secured Obligations or to enforce, preserve and protect the Collateral (as such term is defined herein) and the rights and interest of Yankees therein.

9.       ASSIGNMENT, GRANT OF SECURITY INTEREST & LIMITED SUBORDINATION.

(a) As collateral security for the payment of the Secured Obligations, AmeriNet, for the benefit and enforcement of its payment of the Secured Obligations, hereby sells, assigns, and transfers to Yankees, its successors and assigns, and grants to Yankees, a continuing first priority security interest in and to all of its present and future right, title and interest in and to all of its securities in other corporations (including subsidiaries), assets, receivables, chattel paper and all cash and non-cash proceeds (including proceeds of insurance), subject only to the prior liens reflected in exhibit 2.1(c)(2)

(b)      (1)   Subject to cancellation  for any future  financing upon provision of written notice to such effect by Yankees, Yankees hereby and herewith subordinates the obligation to receive payments under the Notes to any institutional lender where such financing is required by AmeriNet for the development of corporate property, provided such property is increased in value by an amount equal to or greater than the amount of the subordinated loan and that Yankees' legal counsel has ratified all documents and instruments pertaining to such financing, including associated mortgages, collateral assignments and security instruments.

         (2) Notwithstanding the security interests held by Yankees, AmeriNet shall be permitted to make purchases and sales, and to pay operating expenses, as incurred in the ordinary course of business, provided, however, that until all obligations to Yankees have been completely discharged by full payment AmeriNet shall make no distributions to stockholders, or repay any obligations to stockholders except normal and reasonable salaries for services in fact rendered to AmeriNet (it being understood that the term "stockholders" applies to the stockholders of AmeriNet and to the stockholders of any corporate entity that may subsequently acquire AmeriNet).

(c)      Notwithstanding the foregoing:

         (1) Yankees' agreement to subordinate its rights under its Loans to AmeriNet shall not apply to the first lien on any property other than that directly benefitted by such acquisition and development financing and, in no event, shall Yankees' first lien on all of the authorized capital stock of AmeriNet's subsidiaries be subordinated to any other entity, whether private, public or governmental.

         (2) No subordination permitted pursuant to this Section shall be effective until Yankees has been provided with copies of all documentation pertaining to the subject acquisition or development financing and its legal counsel has agreed to the form and substance thereof, which agreement may not be unreasonably withheld.

10.      RIGHTS AND POWERS WITH RESPECT TO THE COLLATERAL.

     AmeriNet hereby authorizes Yankees to do every act and thing in the name of AmeriNet or Yankees or otherwise which Yankees may deem advisable to enforce effectively its rights and interest in and to the Collateral and AmeriNet hereby irrevocably appoints Yankees, with full power of substitution and delegation, as its true and lawful attorney-in-fact, with full right to demand, enforce, collect, receive, receipt and give releases for any funds due or to become due under or arising out of or with respect to, any of the Collateral and to endorse all deeds, notes, receipts, checks, stock certificates and other instruments, and to do and take all such other actions relating to any of the Collateral, to file any claims or institute any proceedings with respect to any of the foregoing which Yankees deems necessary to advisable and to compromise any such demand, claim or action.

11.      ASSIGNMENTS, ENCUMBRANCES, TRANSFERS.

(a) AmeriNet will not, without the prior consent of Yankees, assign or transfer any of its rights or delegate any of its obligations with respect to this Agreement or sell, dispose or otherwise grant any interest in or to any of the Collateral, incur or suffer to exist any lien, charge, mortgage, security interest or encumbrances upon any of the Collateral, except the lien of Yankees created by this Agreement.

(b) In the event of any conveyance, foreclosure or other disposition of the Collateral without Yankees's consent, then the entire principal balance, together with all accrued interest shall be immediately due and payable.

12.      ACKNOWLEDGMENTS, REPRESENTATIONS AND WARRANTIES.

         AmeriNet acknowledges, represents and warrants that:

(a) As of the date of this Agreement, AmeriNet is not insolvent within the meaning of applicable state and federal laws dealing with debtors and creditors, including, without limitation, the Federal Bankruptcy Code;

(b) AmeriNet is a Delaware corporation duly organized and validly existing in good standing under the laws of the State of Delaware, all of its subsidiaries are duly organized, validly existing and in good standing under the laws of their respective states of organization, AmeriNet and all of its subsidiaries are qualified to engage in business in all jurisdictions where such qualification is required and AmeriNet has full power and authority to enter into this Agreement and to consummate the transactions contemplated hereby and thereby;

(c) This Agreement and the related security agreements, collateral assignments and Notes provided for herein have been duly authorized by all necessary corporate action and hereby and thereby constitute the legal, valid and binding obligations of AmeriNet enforceable in accordance with their respective terms;

(d) The making and performance by AmeriNet of this Agreement and the related security agreements, collateral assignments, Notes and any related documents and the transactions contemplated hereby and thereby do not contravene any provisions of law applicable to AmeriNet and do not conflict or are not inconsistent with, and will not result (with or without the giving of notice or both) in a breach of or constitute a default or require any consent under, or result in the creation of any lien, charge or encumbrance upon the Collateral pursuant to the terms of any credit agreement, indenture, mortgage, purchase agreement, deed of trust, security agreement, lease guarantee or other instrument to which AmeriNet is a party or by which AmeriNet or its assets may be bound or to which its properties may be subject;

(e) All sales, use, property or other taxes, licenses, tolls, inspection or other fees, bonds, permits or certificates which were or may be required to be paid or obtained in connection with the acquisition or ownership by AmeriNet of the Collateral will have been, or when due will be, paid in full or obtained;

(f) AmeriNet has good, valid and marketable title to the Collateral free and clear of all liens, claims and encumbrances, except as specifically disclosed in exhibit 2.1(c)(2), if any;

(g) Concurrently with or prior to the time the initial Loan is made, Yankees will have a perfected continuing first priority security interest in and to all the Collateral, except as specifically disclosed in exhibit 2.1(c)(2), if any; and

(h) AmeriNet has not entered into any understanding or agreement, (oral or in writing) relating to the transactions contemplated herein, or any other transactions contemplated or permitted by this Agreement, with any person or entity which understanding, agreement or other writing would, in the reasonable determination of Yankees, affect the Collateral in any manner whatsoever or any of the rights or interests of Yankees with respect thereto.

13.      DEFAULT;  REMEDIES.

(a) If a Default occurs under this Agreement, Yankees may accelerate the full amount of the then outstanding Secured Obligations (in which event such amount will become immediately due and payable by AmeriNet) without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived, and, if not paid in full within 10 business days thereafter, Yankees shall, at its election, become vested with the Collateral in fee simple absolute, without further action or legal recourse, this Section being deemed a full warranty bill of sale absolute with reference to the Collateral.

(b) In the event that for any reason Yankees is not in possession or control of any of the Collateral, or disclaims its right to assume ownership thereof because of public policies or otherwise, then, Yankees may pursue all of the rights and remedies with respect to the Collateral accruing to Yankees hereunder or by operation of law as a secured creditor under the Uniform Commercial Code or other applicable law and all such available rights and remedies, to the full extent permitted by the law, shall be cumulative and not exclusive.

14.      APPLICATION OF PROCEEDS.

     In the event that Yankees is unable or unwilling to take possession of all the Collateral in the event of a Default, then, upon enforcement of this Agreement, all funds received upon the foreclosure and liquidation of the Collateral shall be applied by Yankees in the following order:

(a) To the payment of all costs, expenses, liabilities and compensation of Yankees (including fees and expenses of its agents and legal counsel) incurred or accrued in connection with any action or proceeding brought by Yankees or in connection with the maintenance , sale or other disposition of the Collateral or any portion thereof;

(b)      To the payments of all interest then due and payable on the Loans;

(c)      To the payments of all principal then due and payable on the Loans;

(d)      To the payment of all other obligations to Yankees;

(e)      To the payment of all other Secured Obligations;

(f) To the payment of any surplus then remaining to AmeriNet or other person legally entitled thereto.

15.      RECEIPT OF FUNDS BY AMERINET.

     Notwithstanding the granting to Yankees of a first priority security interest in and to the Collateral, if, at any time while the Secured Obligations remain unsatisfied, AmeriNet shall receive any amount representing funds due, or proceeds of, any of the Collateral, such sums shall be held by AmeriNet in trust for Yankees and shall be immediately paid by AmeriNet to Yankees in the form so received, together with any necessary endorsement thereon.

16.      FURTHER ASSURANCES.

     AmeriNet agrees to execute and deliver to Yankees, or cause to be executed and delivered to Yankees, such further instruments and documents as may be reasonably requested by Yankees to carry out fully the intent and accomplish the purposes of this Agreement, and the transactions referred to herein and therein, and to protect and maintain the first priority security interest of Yankees in and to the Collateral or the immediate conveyance of the Collateral to Yankees in the event of a default hereunder.

17.      FINANCIALS.

     AmeriNet hereby represents, warrants, and covenants to Yankees that it will cause to be delivered to Yankees as soon as practicable, but in any event within 90 days after the end of each fiscal year, statements of earnings and retained earnings and changes in its financial position for such year, and its balance sheet at the end to such fiscal year, setting forth in each case in comparative form the corresponding figures of the previous annual audit, all in reasonable detail and certified by, and accompanied by a report or opinion of, independent certified public accountants of recognized standing acceptable to Yankees, and
(b) within 45 days after the end of each fiscal quarter, its statements of earnings and retained earnings and changes in financial position for such fiscal quarter, and its balance sheet at the end of such fiscal quarter, setting forth in each case in comparative form the corresponding figures of the previous quarterly audit, all in reasonable detail and prepared in accordance with generally accepted accounting principles, consistently applied, and certified by AmeriNet's Chief Financial Officer.

18.      DISPUTE RESOLUTION.

(a) In any action between the Parties to enforce any of the terms of this Agreement or any other matter arising from this Agreement any proceedings pertaining directly or indirectly to the rights or obligations of the Parties hereunder will, to the extent legally permitted, be held in Broward County, Florida, and the prevailing Party will be entitled to recover its costs and expenses, including reasonable attorneys' fees up to and including all negotiations, trials and appeals, whether or not any formal proceedings are initiated.

(b) In the event of any dispute arising under this Agreement, or the negotiation thereof or inducements to enter into the Agreement, the dispute will, at the request of any Party, be exclusively resolved through the following procedures:

         (1)  (A)   First,  the issue will be submitted  to  mediation  before a mediation service in Broward County, Florida to be selected by lot from six alternatives to be provided, three by AmeriNet and three by Yankees.

               (B) The mediation efforts will be concluded within ten business days after their initiation unless the Parties unanimously agree to an extended mediation period;

         (2) In the event that mediation does not lead to a resolution of the dispute then at the request of any Party, the Parties will submit the dispute to binding arbitration before an arbitration service located in Broward County, Florida to be selected by lot, from six alternatives to be provided, three by AmeriNet and three by Yankees.

         (3)      (A)      Expenses of  mediation  will be  borne equally by the
                           Parties, if successful.

                  (B)      Expenses  of  mediation,   if  unsuccessful   and  of
                           arbitration will be borne by the Party or Parties against whom the arbitration decision is rendered.

                  (C) If the terms of the arbitral award do not establish a prevailing Party, then the expenses of unsuccessful mediation and arbitration will be borne equally by the Parties involved.

(c)      Jurisdiction.

         (1) AmeriNet irrevocably consents to service of any summons and/or legal process by registered or certified United States air mail, postage prepaid, to AmeriNet at the address set forth in
                  Section 18(b) hereof, such method of service to constitute, in every respect, sufficient and effective service of process in any such legal action or proceeding.

         (2) Nothing in this Agreement shall affect the right to service of process in any other manner permitted by law or limit the right of Yankees to bring actions, suits or proceedings in the courts of any other jurisdiction.

         (3) AmeriNet further agrees that final judgment against it in any such legal action, suit or proceeding shall be conclusive and may be enforced in any other jurisdiction, within or outside the United States of America, by suit on the judgment, a certified or exemplified copy of which shall be conclusive evidence of the fact and the amount of AmeriNet's liability.

18.      MISCELLANEOUS.

(a)      No Waiver; Cumulative Remedies.

         (1) No failure or delay on the part of Yankees in exercising any right, power or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power or privilege hereunder or thereunder preclude any other or further exercise thereof or the exercise of any other right, power or privilege.

         (2) No right or remedy in this Agreement is intended to be exclusive but each shall be cumulative and in addition to any given Yankees at law or in equity; and the exercise by Yankees of any one or more of such remedies shall not preclude the simultaneous or later exercise by Yankees of any or all such other remedies.

         (3) No express or implied waiver by Yankees of any future or subsequent Default.

         (4) To the extent permitted by law, AmeriNet waives any rights now or hereafter conferred by statute or otherwise which limit or modify any of Yankees's rights or remedies under this Agreement.

(b)      Notices.

         (1) All notices, requests and demands to or upon any party hereto shall be deemed to have been duly given or made when deposited in the United States mail, first class postage prepaid, addressed to such party at such address as may be hereafter designated in writing by such party to the other party hereto.

         (2)      Notices will initially be addressed as follows:

                  (A)      To AmeriNet:

                            AmeriNet Group.com, Inc.
        Crystal Corporate Center; 2500 North Military Trail, Suite 225-C;
                           Boca Raton, Florida 33431
                      Attention: Michael Jordan, President
            Telephone (561) 998-3435, Fax (561) 998-4635; and, e-mail
                           michael@amerinetgroup.com.

                  (B)      To Yankees:

                           The Yankee Companies, Inc.
         Crystal Corporate Center; 2500 North Military Trail, Suite 225;
                           Boca Raton, Florida 33431
                   Attention: Leonard Miles Tucker, President
 Telephone (561) 998-2025, Fax (561) 998-3425; and, e-mail carrington@flinet.co;
                             ----------------------


         (3) At the request of any Party, notice will also be provided by overnight delivery, facsimile transmission or e-mail, provided that a transmission receipt is retained.

         (4)      (A)      The  Parties   acknowledge  that  Yankees serves as a
                           strategic consultant to AmeriNet and has acted as scrivener for the Parties in this transaction but that Yankees is neither a law firm nor an agency subject to any professional regulation or oversight.

                  (B) Because of the inherent conflict of interests involved, Yankees has advised AmeriNet to retain independent legal counsel to review this Agreement and its exhibits and incorporated materials on its behalf.

                  (C) The decision by any Party not to use the services of legal counsel in conjunction with this transaction will be solely at its own risk, each Party acknowledging that applicable rules of the Florida Bar prevent Yankees' general counsel, who has reviewed, approved and caused modifications on behalf of Yankees, from representing anyone other than Yankees in this transaction.

                  (D) This Agreement shall not be construed more strictly against Yankees nor will it be interpreted in any manner based on the fact that it was authored by Yankees.

(c) Payment of Expenses and Taxes; Performance by Yankees of AmeriNet's Obligations.

         (1) AmeriNet agrees, whether or not the transactions contemplated by this Agreement shall be consummated, to pay

              (A) All costs and expenses of Yankees in connection with the negotiation, preparation, execution and delivery of this Agreement, and the other documents relating hereto;

              (B) All fees and taxes in connection with the recording of this Agreement or any other document or instrument required hereby; and

              (C) All costs and expenses of Yankees in connection with the enforcement of this Agreement including all legal fees and disbursements arising in connection therewith.

         (2) AmeriNet agrees to pay, and to indemnify and hold Yankees harmless from any delay in paying, all taxes, including without limitation, sales, use, stamp and personal property taxes (other than any corporate income, capital, franchise or similar taxes payable by Yankees with respect to the payments made to Yankees hereunder or thereunder) and all license, filing, and registration fees and assessments and other charges, if any, which may be payable in connection with the execution, delivery and performance of this Agreement, or any modification thereof.

         (3) If AmeriNet fails to perform or comply with any of its agreements contained herein and Yankees shall itself perform or comply, or otherwise cause performance or compliance, with such agreement, the expenses of Yankees incurred in connection with such performance or compliance, together with interest thereon at the rate provided for in the Notes shall be payable by AmeriNet to Yankees on demand and until such payment shall constitute part of the Secured Obligations secured hereby.

(d)      Survival of Representations and Warranties.

         All representations and warranties made in this Agreement and any documents delivered pursuant hereto or thereto shall survive the execution and delivery of this Agreement and the making of the Loans hereunder.

(e)      Amendments.

         Neither this Agreement, nor any instruments related thereto, may be changed, waived, discharged or terminated orally, but only by an instrument in writing signed by the Party against whom enforcement of a change, waiver, discharge or termination is sought.

(f)      Counterparts & Facsimile Execution.

         (1) This Agreement may be executed by the Parties hereto on any number of separate counterparts, each of which when so executed and delivered shall be an original, but all such counterparts shall together constitute but one and the same instrument.

         (2) Execution by original signature on a document delivered to a Party through facsimile transmission shall be deemed full execution for all purposes by the Party executing and transmitting such document.

(g)      Headings.

         The headings of the Sections and Paragraphs are for convenience only, are not part of this Agreement and shall not be deemed to effect the meaning or construction of any of the provisions hereof.

(h)      Successors or Assigns.

         This Agreement shall be binding upon and inure to the benefit of AmeriNet and Yankees and their respective successors and assigns, except that AmeriNet may not assign or transfer its rights or obligations hereunder or any interest herein without the prior written consent of Yankees.

(i)      Governing Law

         This Agreement shall be governed by, and construed and interpreted in accordance with the laws of State of Delaware, other than its rules pertaining to conflicts of laws.

(j)      Severability & Reconstruction.

         (1) If any provision or any portion of any provision of this Agreement, or the application of such provision or any portion thereof to any person or circumstance shall be held invalid or unenforceable, the remaining portions of such provision and the remaining provisions of this Agreement or the application of such provision or portion of such provision as is held invalid or unenforceable to persons or circumstances other than those to which it is held invalid or unenforceable, shall not be affected thereby.

         (2) In the event any provision in this Agreement or related instruments is found to be unenforceable, the Parties hereby request that the Court interpreting such provision restructure it in the manner consistent with applicable law most closely meeting the intent of the Parties, as reflected hereby.

(k)      Number and Gender.

         All pronouns and any variations thereof shall be deemed to refer to the masculine, feminine, neuter, singular or plural, as the identity of the party or parties, or their personal representatives, successors and assigns may require.

(j)      License.

         (1)      This Agreement is the property of Yankees.

         (2) The use hereof by the Parties is authorized hereby solely for purposes of this transaction and, the use of this form of agreement or of any derivation thereof without Yankees's prior written permission is prohibited.

     In Witness Whereof, the Parties have caused this Agreement to be executed on their behalf by their duly authorized representatives as of the day last set forth below.

Signed, Sealed and Delivered
         In Our Presence

                                                        AmeriNet Group.com, Inc.

-------------------------------

_______________________________                 By: /s/ Michael Jordan
                                                       Michael Jordan, President

Dated:   May 5, 2000                      [Corporate Seal]

                                              Attest:  /s/ Vanessa H. Lindsey
                                                   Vanessa H. Lindsey, Secretary

STATE OF FLORIDA           }
COUNTY OF PALM BEACH       } SS.:

         BEFORE ME, an officer duly authorized to administer oaths, did personally appear on this 5th day of May, 2000, Michael Jordan and Vanessa H. Lindsey, known to me who, being duly sworn, did state that they are the duly elected and serving president and secretary of AmeriNet Group.com, Inc., a Delaware corporation ("AmeriNet"), and that pursuant to authority duly delegated by its board of directors, they executed the foregoing Agreement on behalf of AmeriNet, effective as of the date set forth therein. My commission expires:

         [NOTARIAL SEAL]                                /s/ Charles J. Scimeca
                                                 -------------------------------
                                                                   Notary Public

                                                      The Yankee Companies, Inc.

-------------------------------

_______________________________              By:   /s/ Leonard M. Tucker
                                                 Leonard Miles Tucker, President

Dated:   May 5, 2000                      [Corporate Seal]

                                             Attest:  /s/Vanessa H. Lindsey
                                                   Vanessa H. Lindsey, Secretary
STATE OF FLORIDA           }
COUNTY OF PALM BEACH       } SS.:

         BEFORE ME, an officer duly authorized to administer oaths, did personally appear on this 5th day of May, 2000, Leonard Miles Tucker and Vanessa H. Lindsey, known to me who, being duly sworn, did state that they are the duly elected and serving president and secretary of The Yankee Companies, Inc., a Florida corporation ("Yankees"), and that pursuant to authority duly delegated by its board of directors, they executed the foregoing Agreement on behalf of Yankees, effective as of the date set forth therein. My commission expires:

         [NOTARIAL SEAL]                                /s/ Charles J. Scimeca
                                                 -------------------------------
                                                                   Notary Public

Security Agreement

     THIS SECURITY AGREEMENT (the "Agreement") is entered into by and between The Yankee Companies, Inc., a Florida corporation ("Yankees") and AmeriNet Group.com, Inc., a Delaware corporation ("AmeriNet"; Yankees and AmeriNet being sometimes hereinafter collectively referred to as the "Parties" and each being sometimes hereinafter generically referred to as a "Party").

                                   Witnesseth

     In consideration of the sum of TEN DOLLARS ($10.00) and other good and valuable consideration given by Yankees to AmeriNet, and for other value received by AmeriNet; the Parties, intending to be legally bound, hereby agree as follows:

1.       DEFINITIONS:

     The definitions and rules of constructions contained in Section 1 of the loan agreement executed by the Parties concurrently herewith (the "Loan Agreement") are hereby incorporated by reference.

2.        ASSIGNMENT OF COLLATERAL:

(a) As security for the payment of the Obligations and all Loans and advances heretofore made, made concurrently with the execution of the Loan Agreement or made in the future made by Yankees to AmeriNet and for all AmeriNet's liabilities to Yankees, including any extensions, renewals or changes in form of any thereof, AmeriNet hereby assigns to Yankees and grants to Yankees a security interest under the Uniform Commercial Code in the Collateral.

(b) The Collateral shall be deemed to have been constructively delivered by AmeriNet to Yankees immediately following execution of this Agreement and shall be deemed to remain in the possession of AmeriNet, as trustee for Yankees, for so long as any obligations of AmeriNet to Yankees remain unfulfilled; provided, however, that, if AmeriNet defaults in its obligations to Yankees, then at Yankees sole option and without any required further action or legal process by Yankees, all of the Collateral shall become the sole and exclusive property of Yankees, this Section being deemed a full warranty bill of sale, deed and securities power separate from certificate for all of the Collateral.

3.       RESTRAINT:

     So long as any Liability to Yankees is outstanding, AmeriNet will not without prior written consent of Yankees borrow from anyone on the security of, or pledge, or grant any security interest in, any Collateral, or permit any lien or encumbrance to attach to any of the foregoing, or any levy to be made thereon, or any financing statement to be on file with respect thereto.

4.       OFFICE:

(a) AmeriNet represents that its principal place of business is at Crystal Corporate Center; 2500 North Military Trail, Suite 225-C; Boca Raton, Florida 33431.

(b) AmeriNet will immediately advise Yankees in writing of the opening of any new place of business or the closing of its existing places of business, and of any changes in the location of the place where any new

         Collateral not in the possession of Yankees is kept or where AmeriNet's records concerning the Collateral are kept.

5.       DOCUMENTS:

         AmeriNet will promptly:

(a) Join with Yankees in executing a financing statement and pay the cost of filing the same in any public office deemed advisable by Yankees;

(b) Execute and deliver to Yankees upon demand such additional assurances and instruments as may be required by Yankees to maintain the security of Yankees in good standing and effectuate the intent of this Agreement, including additional security agreements on a Loan by Loan basis; and

(c) In the event of Default either of the terms hereof, or as enumerated in the Loan Agreement or in the Notes, execute all such documents and do all such acts necessary to have the Collateral transferred into the name of Yankees as Yankees shall request.

6.       INDEMNIFICATION:

     AmeriNet hereby indemnifies and holds harmless Yankees for all loss, cost, expense or damage resulting from AmeriNet's Default under this Agreement.

7.       INSURANCE:

(a) In accordance with Section 6 of the Loan Agreement, AmeriNet shall keep all Collateral insured under policies of all-risk insurance (which shall include, but not be limited to, fire, extended coverage and vandalism) placed with companies and agents approved by Yankees and such insurance shall be carried in amounts which Yankees may deem sufficient for its complete protection, but in no event less than the greater of (i) the aggregate principal sum of the Liabilities or (ii) the aggregate replacement value of the Collateral.

(b)      (1)      The premiums for all such insurance shall be paid by AmeriNet not later than fifteen (15) days before the same are due.

         (2) The original certificates of such policy or policies shall be delivered to and held by Yankees and shall be made payable to Yankees In the event any sum of money becomes payable under such policy or policies, Yankees shall have the option to receive and apply the same on account of the indebtedness hereby secured against payments of principal in the inverse order of their maturity, or to permit AmeriNet to receive and use it, or any part thereof, for other purposes, without thereby waiving or impairing any equity, lien or right under and by virtue of this Agreement.

         (3) The placing of such insurance and the paying of the premium of such insurance, or any part thereof, by Yankees shall not be deemed to waive or affect any right of Yankees hereunder.

(c)      (1)      If  Yankees  acquires  title  to the Collateral,  any unearned premiums on any hazard insurance covering the Collateral and held by Yankees are hereby assigned to and shall belong to Yankees.

         (2) If at any time during the term of this Agreement any insurance policies shall be canceled and returned premiums become available (excluding return of premium in whole on or before such time as a new fully paid insurance policy is issued in accordance with the terms of this Agreement), these returned premiums shall belong to Yankees and, at the option of Yankees, may be credited by Yankees against the Liabilities secured hereunder.

(d) Any rights of Yankees to any insurance proceeds shall in no way be affected or impaired by reason of the fact that Yankees may have exercised any remedy available to Yankees In the event any losses shall be payable on any insurance policies covering the Collateral, AmeriNet and all successors in title and all persons now or hereafter holding inferior liens on such damaged and/or destroyed property hereby appoint Yankees agent and attorney-in-fact to endorse such proceeds, checks(s) or drafts(s) for the purpose, at the option of Yankees, of applying them against the Liabilities.

8.       COVENANTS:

         AmeriNet covenants and agrees that it shall:

(a) (1) Receive as the sole property of Yankees and hold as trustee for Yankees all funds, checks, notes, drafts, and other property ("Items of Payment") representing the proceeds of any Collateral in which Yankees has a security interest, which come into the possession of AmeriNet;

         (2) Deposit all such items of payment immediately in the exact form received in a special account of AmeriNet in a federally insured, state or federal savings and loan association or commercial bank ("Bank") entitled "Cash Collateral Account;" and

         (3) Execute such documents and do such acts as Yankees may require to insure that Yankees shall have a perfected security interest in such Cash Collateral Account to additionally secure all AmeriNet's Liabilities; provided, however, that AmeriNet shall have the right to use all or a portion of the Cash Collateral Account to purchase new Collateral of like kind and quality free and clear of all liens;

(b) Furnish a landlord's waiver of lien where AmeriNet is a tenant in possession of leased premises, in form acceptable to Yankees wherein landlord waives its lien for rent and all claims and demands of every kind against AmeriNet's Collateral and authorizes Yankees to enter upon the leased premises for the purpose of enabling Yankees to take possession of AmeriNet's Collateral, pursuant to the terms of this Agreement;

(c)      (1)      Make  all   payments  of taxes,  including  but not limited to
                  assessments,     levies,     liabilities,    obligations   and
                  encumbrances of every nature upon the Collateral before same become delinquent;

         (2) AmeriNet shall deliver to Yankees receipts evidencing the payment of said taxes, assessments, levies, liabilities, obligations, and encumbrances immediately on the payment thereof as required in this Section.

         (3) In default thereof, Yankees may at any time pay the same without waiving or affecting any rights hereunder and every payment so made shall bear interest from the date hereof at the highest rate permitted by law;

(d) Pay on demand any cost, charge and expense, including reasonable attorneys' fees through all trial and appellate levels, incurred or paid at any time by Yankees arising out of the failure of AmeriNet to perform timely and comply with and abide by any of the stipulations, agreements, conditions and covenants of the Agreement and every such payment after the same becomes due shall bear interest from date at the highest rate permitted by law;

(e) Keep adequate records and books of account on accordance with generally accepted accounting principles with respect to AmeriNet's business and will permit Yankees, its agents, accountants and attorneys to visit and inspect the Collateral and examine its records and books of account and to discuss its affairs, finances and accounts with Yankees, at such reasonable times during normal business hours, as may be requested by Yankees upon twenty-four (24) hours notice;

(f)      Keep the Collateral in good repair and operating order.

9.       NO EXEMPTION:

     AmeriNet hereby declares that the Collateral forms no part of any property owned, used or claimed by AmeriNet as exempted from forced sale under the laws of any state and disclaims, waives and renounces all and every claim to exemption under any homestead exemption.

10.      CONVEYANCE:

(a) The sale, lease, transfer or other conveyance of the Collateral or any part thereof to another party or parties without the prior written consent of Yankees, shall at Yankees's option, constitute a default under this Agreement. No Collateral shall be removed, demolished or substantially altered, nor shall any Collateral be removed without the prior written consent of Yankees.

(b) In the event that AmeriNet is in possession of any of the Collateral, for whatever purpose or reason, upon the failure of AmeriNet to keep such Collateral in good condition or repair, Yankees may at its option, make such repairs, and any such sums expended by Yankees shall be immediately due and payable and shall bear interest from the date thereof at the highest rate permitted by law.

11.      ENCUMBRANCES:

     The encumbrance of the Collateral in any manner, including, without limitation, the obtaining by AmeriNet or its successors or assigns of any additional financing secured by any part of the Collateral, without the prior written consent of Yankees (which consent shall be either granted or withheld in Yankees's sole and unfettered discretion) shall constitute a Default under this Agreement.

12.      LAWFUL PURPOSE:

     To the extent that it is in possession of any of the Collateral, AmeriNet shall not use the Collateral or allow the same to be used for any unlawful purpose or in violation of any law, ordinance or regulation now or hereafter covering or affecting the use thereof.

13.      DEFAULT:

     The default provisions of the Loan Agreement, the Notes and of the other agreements pertaining to this transaction executed concurrently herewith or hereafter pursuant to the terms of the Loan Agreement are hereby, herein incorporated by reference.

14.      OTHER ACTIONS:

(a) In the event AmeriNet fails to pay any charges or obligations required to be paid or perform any acts required to be performed by AmeriNet hereunder within the time set forth for such payment or performance, Yankees shall have the right to pay such charge or obligation and perform such act without waiving or affecting the option of Yankees to consider this Agreement in Default.

(b) All funds advanced by Yankees pursuant to this Section shall be deemed additional funds owed by AmeriNet to Yankees, shall be payable with interest from the date of advance thereof at the highest rate permitted by law, upon demand of Yankees thereof and shall be secured by the lien of this Agreement.

(c) If any action or proceeding shall be commenced by any person to which action or proceeding Yankees is made a party, or in which it shall become necessary to defend or uphold the lien of this Agreement, all sums paid by Yankees for the expenses of any such litigation (including reasonable attorney's fees through all trial and appellate levels) shall be paid by AmeriNet to Yankees together with interest thereon at the highest rate permitted by law.

15.      COSTS:

     AmeriNet shall pay to Yankees all lawful charges and disbursements, including attorneys' fees through all negotiations, administrative, trial and appellate levels incurred by Yankees in connection with the protecting or enforcing the rights of Yankees hereunder and all such sums shall be secured by the lien of this Agreement.

16.      WAIVER:

(a) AmeriNet waives notice of non-payment and protest of all commercial paper, including, but not limited to the liabilities at any time held by Yankees on which AmeriNet is in any way liable.

(b)      (1)      No waiver by Yankees of any default  shall operate as a waiver of any other default or of the same default on a future occasion.

         (2) No delay or omission on the part of Yankees in exercising any right or remedy shall operate as a waiver thereof, and no single or partial exercise by Yankees of any right or remedy shall preclude any other or further exercise thereof or the exercise of any other right or remedy.

         (3)      Time is of the essence of this Agreement.

         (4) The provisions of this Agreement are cumulative and in addition to the provisions of any remedy under any Note or other writing evidencing any liability secured hereby.

(c) AmeriNet releases Yankees from all claims for loss or damage caused by any failure to protect the Collateral or by any act or omission on the part of Yankees, its officers, agents and employees, except willful misconduct.

17.      MISCELLANEOUS:

     The miscellaneous provisions of the Loan Agreement are hereby incorporated by reference.

     In Witness Whereof, the Parties have caused this Agreement to be executed on their behalf by their duly authorized representatives as of the day last set forth below.

Signed, Sealed and Delivered
         In Our Presence

                                                        AmeriNet Group.com, Inc.

-------------------------------

_______________________________                By:    /s/ Michael Jordan
                                                      Michael Jordan, President

Dated:   May 5, 2000                      [Corporate Seal]

                                         Attest:  /s/ Vanessa H. Lindsey
                                                  Vanessa H. Lindsey, Secretary

STATE OF FLORIDA           }
COUNTY OF PALM BEACH       } SS.:

         BEFORE ME, an officer duly authorized to administer oaths, did personally appear on this 5th day of May, 2000, Michael Jordan and Vanessa H. Lindsey, known to me who, being duly sworn, did state that they are the duly elected and serving president and secretary of AmeriNet Group.com, Inc., a Delaware corporation ("AmeriNet"), and that pursuant to authority duly delegated by its board of directors, they executed the foregoing Agreement on behalf of Yankees, effective as of the date set forth therein. My commission expires:

         [NOTARIAL SEAL]                            /s/ Charles J. Scimeca
                                                 -------------------------------
                                                                   Notary Public

                                                      The Yankee Companies, Inc.

-------------------------------

_______________________________                By:  /s/ Leonard M. Tucker
                                                 Leonard Miles Tucker, President

Dated:   May 5, 2000                  [Corporate Seal]

                                        Attest:  /s/ Vanessa H. Lindsey
                                                   Vanessa H. Lindsey, Secretary

STATE OF FLORIDA           }
COUNTY OF PALM BEACH       } SS.:

         BEFORE ME, an officer duly authorized to administer oaths, did personally appear on this 5th day of May, 2000, Leonard Miles Tucker and Vanessa H. Lindsey, known to me who, being duly sworn, did state that they are the duly elected and serving president and secretary of The Yankee Companies, Inc., a Florida corporation ("Yankees"), and that pursuant to authority duly delegated by its board of directors, they executed the foregoing Agreement on behalf of Yankees, effective as of the date set forth therein. My commission expires:

         [NOTARIAL SEAL]
                                                  /s/ Charles J. Scimeca
                                                 -------------------------------
                                                                Notary Public

Full Recourse Secured Promissory Note

$ _______

     FOR VALUE RECEIVED, AmeriNet Group.com, Inc., a publicly held Delaware corporation with a class of securities registered under Section 12(g) of the Exchange Act and with offices at Crystal Corporate Center; 2500 North Military Trail, Suite 225-C; Boca Raton, Florida 33431 ("AmeriNet") hereby agrees to pay to the order of The Yankee Companies, Inc., a Florida corporation, with offices at The Crystal Corporate Center; 2500 North Military Trail, Suite 225; Boca Raton, Florida 33431 ("Yankees"), the principal sum of $150,000, yielding interest commencing to run from the date hereof at a compound annual rate of 2% over the prime rate charged during the subject period by Chase Manhattan Bank, N.A. (New York City) or its successor in interest to its most favored corporate borrowers for unsecured obligations having a term of one year or less, on the following terms:

                                     Terms:

1.       INCORPORATED TERMS

(a) The terms and provisions of the loan agreement entered into between AmeriNet and Yankees on May 5, 2000, a copy of which is annexed hereto and made a part hereof as exhibit 1 (the "Loan Agreement"), are hereby incorporated by reference herein as if here fully set forth.

(b) Any provisions in this Note dealing with a subject or object also dealt with in the Loan Agreement shall, to the extent of any inconsistencies, be deemed to provide Yankees with additional rights and options which will be exercisable in Yankees' sole discretion.

2.       PAYMENTS & COLLATERAL

(a) This Note shall be payable in 12 equal consecutive, monthly installments of principal and interest, all such payments, except for the final installment, being in the sum of $____________, with the final installment being in the sum of $___________.

(b) The first installment on this Note shall be due and payable on ____________ ____, 2000, and each subsequent installment shall be due on or before the monthly anniversary of the initial installment.

(c) All payments are to be made at the offices of Yankees or at such other address as Yankees shall designate for such purposes.

(d)      This Promissory Note is secured by all of the Assets of AmeriNet.

3.       ACCELERATION

     In the event that any payment due hereunder is not made when due, or on the occurrence of any one or more of the events of default specified in the Loan Agreement, the entire remaining unpaid principal, all accrued interest and any related reimbursements for costs and expenses shall immediately become due and payable, without notice or demand, at the option of the holder hereof.

4.       PREPAYMENTS

     AmeriNet may prepay this Note, in whole or in part, without penalty, at any time, provided however, that any partial payments shall first be applied to related reimbursable costs and expenses, then to interest, and then to principal; and, provided further, that in the event of a partial prepayment of principal, the monthly payments shall be re-amortized, at AmeriNet's sole cost and expense, over the remaining term of this Note.

5.       ASSUMPTION

(a) This Note may be assigned at will by Yankees but shall be assumable only with the express, prior written consent of Yankees.

(b) In the event of any permitted assumption, all prior obligors will remain liable to Yankees as guarantors of the permitted assignee's performance but Yankees shall have the right to enforce such guarantees directly against them without first having to seek performance, payment or relief from the permitted assignee.

6.       DEMANDS & NOTICES

(a) Any demand or notice made or given by Yankees pursuant hereto or in connection herewith, shall be made on or given to AmeriNet and its successors in interest by registered mail, return receipt requested, postage prepaid, directed to AmeriNet's address hereinbefore provided or such updated address as Yankees shall have in its records, in each case with copies to George Franjola, Esquire; General Counsel, The Yankee Companies, Inc., 1941 Southeast 51st Terrace; Ocala, Florida 34471, attorney for Yankees, and to any legal counsel designated by AmeriNet; but making or giving or attempting to make or give any demand or notice shall not waive any right granted hereunder or otherwise to act without demand or notice.

(b) Notice shall be effective when delivered by Yankees to United States Post Office personnel, whether or not such personnel actually succeed in effecting delivery on AmeriNet or its successors in interest.

7.       EXPENSES

     AmeriNet hereby agrees to pay all expenses, including the attorney's fees, which the holder may incur upon default or at maturity.

8.       COVENANTS

     AmeriNet and any guarantor, surety or endorser, and all others who are, to whom may become, liable for the payment hereof:

(a) Expressly consent to all extensions of time, renewals, postponements of time of payment of this Note, from time to time, prior to or after the day that they become due without notice, consent or consideration to any of the foregoing; and

(b) Expressly agree to the additional release by Yankees of any party or person primarily liable herein or any portion of the Collateral.

9.       ENFORCEMENT

     No delay by the holder in enforcing any covenant or right hereunder shall be deemed a waiver of such covenant or right and no waiver by the holder of any particular provision hereof shall be deemed a waiver of any other provision or a continuing waiver of such particular provision, and except as so expressly waived, all provisions hereof shall continue in full force and effect.

10.      SPECIAL WAIVERS

     The undersigned, and all guarantors and all endorsers, hereby severally waive presentment for payment, protest and notice of protest for non-payment of this Note.

11.      TIMELINESS

         Time shall be of the essence.

12.      LICENSE

(a)      This  form  of Note  is the  property  of The  Yankee  Companies,  Inc.
         ("Yankees").

(b) The use hereof by the Parties is authorized hereby solely for purposes of this transaction and, the use of this form of agreement or of any derivation thereof without Yankees's prior written permission is prohibited.

     In Witness Whereof, AmeriNet has caused this Note to be executed on its behalf by their duly authorized representatives as of the date first set forth below.

Signed, Sealed and Delivered
         In Our Presence

                                                        AmeriNet Group.com, Inc.

-------------------------------

_______________________________                   By:
                                                       Michael Jordan, President

Dated:   May __, 2000                      [Corporate Seal]

                                                  Attest:
                                                   Vanessa H. Lindsey, Secretary

STATE OF FLORIDA           }
COUNTY OF PALM BEACH       } SS.:

     BEFORE ME, an officer duly authorized to administer oaths, did personally appear on this 5th day of May, 2000, Michael Jordan and Vanessa H. Lindsey, known to me who, being duly sworn, did state that they are the duly elected and serving president and secretary of AmeriNet Group.com, Inc., a Delaware corporation ("AmeriNet"), and that pursuant to authority duly delegated by its board of directors, they executed the foregoing Note on behalf of AmeriNet, effective as of the date set forth therein. My commission expires:

         [NOTARIAL SEAL]
                                                 -------------------------------
                                                                  Notary Public

                              Richard H. Tanenbaum
                                Attorney at Law
                             4550 montgomery Avenue
                                Suite 775 North
                           Bethesda, Maryland, 20814
                                  301-951-1585
                             301-951-0427 Facsimile


April 18, 2000


American Internet Technical Center
c/o Amerinet
Attn: Mike Jordan, President
2500 North Military Trail
Suite 225
Boca Raton, Florida 33431


                  Re: Default Under Xcel Note

Gentlemen:

     I am writing to you as successor to American Internet Technical Center ("AITC") with regard to AITC's debt to Xcel Associates, Inc. ("Xcel"). This is to provide you with the written notice of default required under Paragraph 2 of the Promissory Note (the "Note"), dated September 30, 1999 by American Internet Technical Center in favor of Xcel Associates, Inc. The payment due on or before December 31, 1999 has not been made and Xcel hereby notifies you of the default and its intent to sell the Amerinet Group.Com stock securing the $75,000 dept pursuant to the terms of the Note and pursue its other remedies thereunder.

     If you have any questions, please feel free to contact the undersigned. Also enclosed is a similar letter addressed to AITC at the address stipulated in the Note.

                                   Sincerely,

                            /s/ Richard H. Tanenbaum
                              Richard H. Tanenbaum
                          Counsel for and on behalf of
                              Xcel Associates, Inc.