Form 10KSB
period 2000-06-30
AMERINET GROUP COM INC
filed 2000-10-13
CIK 50471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                                                    OMB APPROVAL
                                                          OMB Number:  3235-0420
                                                          Expires:  May 31, 2000
                                                        Estimated average burden
                                                        ours per response:  3225
                                   Form 10-KSB
                 Annual Report under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934 For the
                         fiscal year ended June 30, 2000

                        Commission file number 000-03718

                            AmeriNet Group.com, Inc.
                 (Name of small business issuer in its charter)

Delaware                                                 11-2050317
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

2500 North Military Trail, Suite 225-C;  Boca Raton, Florida   33431
(Address of principal executive offices)                     (Zip Code)

                    Issuer's telephone number: (561) 998-3435

Securities registered under                          Securities registered under
Section 12(b) of the Exchange Act:            Section 12(g) of the Exchange Act:
Title of each class:  None                         Common Stock, $0.01 par value
Name of each exchange on which registered:  None           (Title of Class)


     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that our company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of our company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     State issuer's revenues for its most recent fiscal year: $255,053. State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $10,360,216; based on the final transaction reported on the OTC Bulletin Board at the close of business on September 20, 2000 ($1.06 per share), there being 9,773,789 shares of our company's common stock on such date held by non- affiliates of our company
(persons holding less than 10% of our company's common stock who were not officers or directors within the last 90 days).

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2000, there were 12,465,172 shares of our company's common stock outstanding.

     Transitional Small Business Disclosure Format (Check one): Yes [_] No [x]

                             AVAILABLE INFORMATION.

     The public may read and copy any materials filed by AmeriNet Group.com, Inc. (referred to throughout this Report as "our company") with the United States Securities and Exchange Commission (the "Commission") at the Commission's Public Reference Room at 450 Fifth Street, Northwest, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding our company and other issuers that file reports electronically with the Commission, at http://www.sec.gov. Our Company maintains a website at http://www.amerinetgroup.com and our company's wholly owned operating subsidiaries, Wriwebs.com, Inc., and AmeriNet Communications, Inc. maintain their own web-sites at http://www.wriwebs.com, and http://www.callthefirm.com, respectively.

            CAVEAT PERTAINING TO FORWARD LOOKING STATEMENTS & CONTEXT

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties.
These forward-looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect our company is detailed from time to time in our company's reports filed with the Commission. This Report contains "forward looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this Report or the Form 10-KSB, Forms 10QSB, Forms 8-K, and the Information Statement referred to herein that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "would", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties which are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward looking statements.

     The information in this Report is qualified in its entirety by reference to the entire Report; consequently, this Report must be read in its entirety. Information may not be considered or quoted out of context or without referencing other information contained in this Report necessary to make the information considered, not misleading.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents previously filed by our company with the Commission are incorporated by reference in this Report:

(1) Form 10-KSB for the year ended December 31, 1998, information from Item 12 (Part III) thereof incorporated into Item 3 hereof; information from Item 11 (Part III) thereof incorporated into Item 3 hereof; information from
     Item 8 (Part II) thereof  incorporated  into Item 8 hereof;  exhibits  from
     Item 13(a) (Part III) thereof incorporated into Item 13(a) hereof;

(2) Form 10-KSB for the year ended June 30, 1999, information from Item 12 (Part III) thereof incorporated into Item 3 hereof; information from Item 11 (Part III) thereof incorporated into Item 3 hereof; information from
     Item 8 (Part II) thereof  incorporated  into Item 8 hereof;  exhibits  from
     Item 13(a) (Part III) thereof incorporated into Item 13(a) hereof;

(3)  Form 10-QSB filed for quarter ended  September 30, 1999,  information  from
     Item 5 (b)(Part II) thereof incorporated into Item 1 hereof; information from Item 5 (c) (Part II) thereof incorporated into Item 1 hereof, exhibits from Item 6(a) thereof incorporated into Item 13(a) hereof.

(4) Form 8-K filed on September 8, 1997, exhibits from Item 7(c) thereof incorporated into Item 13(a) hereof.

(5) Form 8-K filed on March 5, 1999, and amended 8-K filed on April 2, 1999, exhibits from Item 7(c) thereof incorporated into Item 13(a) hereof.

(6) Form 8-K filed on July 12, 1999, amended 8-K filed on August 18, 1999, and amended 8-K filed on September 9, 1999, exhibits from Item 7(c) thereof incorporated into Item 13(a) hereof.


(7) Form 8-K filed on August 24, 1999, and amended 8-K filed on September 9, 1999, exhibits from Item 7(c) thereof incorporated into Item 13(a) hereof.

(8) Form 8-K filed on December 16, 1999, amended 8-K filed on February 8, 2000 and amended 8-K filed on March 8, 2000, exhibits from Item 7(c) thereof incorporated into Item 13(a) hereof.

(9) Form 8-K filed on January 26, 2000, and amended 8-K filed on March 3, 2000, exhibits from Item 7(c) thereof incorporated into Item 13(a) hereof.

(10) Form 8-K filed on March 29, 2000, exhibits from Item 7(c) thereof incorporated into Item 13(a) hereof.

(11) Form 8-K filed on May 30, 2000, exhibits from Item 7(c) thereof incorporated into Item 13(a) hereof.

(12) Form 8-K filed on June 15, 2000, exhibits from Item 7(c) thereof incorporated into Item 13(a) hereof.

(13) Form 8-K filed on July 17, 2000, exhibits from Item 7(c) thereof incorporated into Item 13(a) hereof.

(14) Form 8-K filed on August 15, 2000, exhibits from Item 7(c) thereof incorporated into Item 13(a) hereof.


                                TABLE OF CONTENTS

Part        Item       Page
Number      Number     Number   Caption
I            1         4        Description of Business
             2         23       Description of Property
             3         24       Legal Proceedings
             4         25       Submission of Matters to Security Holders
II           5         25       Market for Common Equity and Related Stockholder
                                Matters
             6         31       Management's Discussion and Analysis and Plan of
                                Operation
             7         43       Financial Statements
             8         70       Changes In and Disagreements With Accountants on
                                Accounting and Financial Disclosure
III          9         70       Directors, Executive Officers, Promoters and
                                Control Persons
             9         79       Compliance With Section 16(a)of the Exchange Act
             10        80       Executive Compensation
             11        90       Security Ownership of Certain Beneficial Owners
                                and Management
             12        94       Certain Relationships and Related Transactions
             13        97       Exhibits and Reports on Form 8-K

Signatures             103

Additional Information 104

Exhibits               105
------
* This document incorporates into a single document the Exchange Act requirements for an annual report and the Form 10-KSB.

                                     PART I

                         ITEM 1: DESCRIPTION OF BUSINESS

THE HISTORY OF OUR COMPANY UNDER PRIOR MANAGEMENT

     AmeriNet Group.com, Inc. (sometimes hereinafter referred to as "our company") was incorporated in the State of Delaware on December 8, 1964, as Infotec, Inc, and engaged in computer and communications related activities. It discontinued its original operations in March of 1974 and until August of 1991, its activities were limited to the collection of royalties from licensing of patents and the disbursement of funds (derived from the receipt of royalties). Those activities ended in August of 1991 when the patents expired. From August of 1991 until March of 1995, its only activities involved administrative functions (e.g., payment of taxes, updating of stockholder records and maintenance of corporate existence).

     In March of 1995, Messrs. George Wulfing and Solomon Manber, then our company's sole officers and directors (Mr. Wulfing serving as President and Mr. Manber as Secretary and Treasurer), entered into a series of agreements with Mr. Edward Granville-Smith, Jr. ("Mr. Granville-Smith") pursuant to which our company's board of directors elected Mr. Granville-Smith as a member and all directors other than Mr. Granville-Smith resigned. Immediately thereafter, Mr. Granville-Smith, as the sole director, elected himself president and chief executive officer.

     On May 18, 1995, the holders of 1,018,106 of the 2,000,000 shares of our company's common stock then outstanding adopted a resolution by execution of a written consent in lieu of stockholders meeting which authorized amendments to its certificate of incorporation. The amendments:

*        Changed our company's name to "Equity Growth Systems, inc. [sic]";

* Effected a one for ten reverse stock split as a result of which the 2,000,000 formerly issued shares of common stock , $0.001 par value, were reduced to 200,000 shares of common stock, $0.01 par value (all of which were outstanding);

*        After  the  reverse  split  was   completed,   changed  its  authorized
         capitalization from 200,000 shares of common stock, $0.01 par value, to 20,000,000 shares of common stock, $0.01 par value; and

* Authorized the issuance of 5,000,000 shares of preferred stock, the attributes of which are to be determined by our company's board of directors from time to time prior to issuance, in conformity with the requirements of Section 151 of the Delaware General Corporation Law.

     Following the effective date of the amendments to our company's certificate of incorporation, Mr. Granville-Smith, as the sole stockholder, officer and director of Milpitas Investors, Inc., a Delaware corporation ("Milpitas"), caused Milpitas to assign interests to our company in:

* Four leases involving five separate leased parcels of real estate (one lease covered two parcels);

* Four promissory notes secured by mortgages on real estate leased to third parties, in each case subject to mortgages to third parties; and,

*        Four demand notes with an aggregate  original   principal   balance  of
         approximately $160,000.

     In exchange for such assets, Milpitas was issued 1,616,000 shares of our company's common stock, $0.01 par value. Milpitas thereafter distributed the stock to the Granville-Smith Trust, which thereafter transferred it to K. Walker International, Ltd., a Bahamian corporation (affiliated with Mr. Granville-Smith) and to Bolina Trading Co., S.A., a Panamanian corporation (affiliated with Jerry C. Spellman, a business associate of Mr. Granville-Smith sometimes hereinafter referred to as "Mr. Spellman").

     Our company acquired such assets with the intention of operating as a real estate acquisition, development and operations company, using its securities to acquire real estate, and then using traditional real estate financing techniques (e.g., loans secured by mortgages) to develop and improve such properties. It was intended that our company would concentrate on commercial property suitable for long term rentals (such as strip malls, shopping centers and office buildings) where the income stream from long term leases could also be used to finance our company's growth. An essential prerequisite to our company's proposed operations was the resumption of trading in our company's securities in the over the counter market and on such stock exchanges as our company's securities qualified for listing. Most of Mr. Granville-Smith's initial activities involved preparation of materials required to attain such qualifications, including updating of corporate records and reports to the Commission required pursuant to the Exchange Act and negotiations with potential investment bankers.

     During October of 1998, Mr. Granville-Smith, then our company's sole director and chief executive officer, determined that his personal health problems impeded his ability to adequately accomplish our company's established corporate goals. Because he was unable to recruit a qualified and experienced real estate professional with suitable experience to assume leadership of our company, Mr. Granville-Smith initiated negotiations with the Yankee Companies, Inc., a Florida corporation ("Yankees") whose principals had independently assisted him in other matters in the past, for the purpose of establishing an ongoing relationship with our company pursuant to which Yankees would recruit additional qualified officers and directors, provide emergency funding, and develop a new strategic plan.

     Based on Mr. Granville-Smith's oral assurances, Yankees recruited a number of persons who became involved in our company's operations, and, on November 6, 1998, Mr. Granville-Smith, then our company's sole director, elected the following persons to our company's board of directors: Charles J. Scimeca (who already served as our company's secretary), Penny Adams Field, Anthony Q. Joffe and G. Richard Chamberlin, Esquire (one of our company's former securities attorneys).

     On November 11, 1998, after learning that Mr. Granville-Smith, had become medically incapacitated, Mr. Scimeca, at the suggestion of Mr. Chamberlin, called a special meeting of the board of directors to replace Mr.
Granville-Smith as our company's president and chief executive officer. The action was taken on an expedited basis to assure timely filing of our company's report on Form 10-QSB for the quarter ended September 30, 1998 with the Commission. At the meeting, Mr. Scimeca was elected acting president and Mr. Chamberlin was elected acting secretary. In addition, our company's board of directors voted to:

*        Reorganize as a holding company;

*        Ratify  common  stock  subscription  agreements  entered  into  by  Mr.
         Granville-Smith on behalf of our company with Yankees, its stockholders and other persons introduced by Yankees to whom Yankees assigned a portion of its subscription rights in consideration for their agreement to provide services to our company (e.g., our company's newly elected officers and directors);

*        Formalize the consulting agreement with Yankees; and

* Enter into a settlement agreement with Mr. Granville-Smith, terminating his existing agreements with us.

     On November 24, 1998, our company formally retained Yankees to help us develop and implement a new strategic plan. Yankees initially suggested that our company's activities be divided into three areas: real estate operations segregated in a new subsidiary managed by Mr. Scimeca; consulting services provided to third parties; and, the acquisition of operating companies involved in Internet related businesses that could benefit from our company's public trading status and the experience of our company's directors. Our company's board of directors, however, determined that continuing our company's real estate operations without Mr. Granville-Smith's assistance would be counter productive and initiated negotiations with Mr. Granville-Smith for their divestiture.

     On March 22, 1999, Mr. Granville-Smith, on his behalf and on behalf of the Granville-Smith Trust dated August 13, 1976; First Ken Co Properties, Inc., a dissolved Delaware corporation; K. Walker International, Ltd., a Bahamian corporation; Milpitas; the Milpitas Investors, Inc., Trust; and, Equity Growth Systems, Inc., a dissolved Maryland corporation (not to be confused with our company), agreed to rescind all prior agreements with our company. In addition, Mr. Spellman, on his own behalf and on behalf of Bolina Trading Co., S.A., a Panamanian corporation and the WEFT Trust signed and executed a general release in our company's favor. As a result of this rescission, Messrs. Granville-Smith and Spellman acquired all of our company's assets as of December 31, 1998, but became responsible for all associated liabilities. Our company's real estate operations were then terminated.

ACQUISITIONS OF BUSINESSES NO LONGER CONTROLLED BY OUR COMPANY

American Internet

     During the second quarter of 1999 Yankees introduced our company to Messrs.
J. Bruce Gleason ("Mr. Gleason") and Michael D. Umile ("Mr. Umile"), the sole officers and directors of American Internet Technical Centers, Inc., a Nevada corporation formerly known as Ascot Industries, Inc., ("Ascot"). Messrs Gleason and Umile then held more than 90% of Ascot's stock. Ascot was a holding company with one operating subsidiary, American Internet Technical Center, Inc., a Florida corporation ("American Internet"). American Internet incorporated in Florida on April 15, 1998, to provide Internet services.

     American Internet was acquired by Ascot on April 26, 1999, in a reorganization that provided the stockholders of American Internet (Messrs. Gleason and Umile) with 90% of the outstanding stock of Ascot in exchange for all of the stock of American Internet. During June of 1999, however, Messrs. Gleason and Umile determined that Ascot was not a public company as had been represented to them and agreed to exchange their common stock in Ascot and all of their rights to common stock in American Internet for shares of our company's common stock.

     On June 25, 1999, our company executed a reorganization agreement with Ascot, American Internet and American Internet's former stockholders, Messrs. Gleason and Umile, who exchanged all of their common stock in Ascot for 2,232,756 shares of our company's common stock, with the right to increase the 2,232,756 shares to 6,732,756 shares if net, pre-tax profit projections over the next five years were met. As a result, Ascot became a 90% owned subsidiary of our company and American Internet became a second tier subsidiary of our company. Subsequently, Ms. Lyn Poppiti and Mr. and Mrs. Theodore Gill, minority stockholders of Ascot also elected to exchange their shares of Ascot common stock for 3,980 shares of our company's common stock. Consequently, our company issued a total of 2,236,736 shares of its common stock to former Ascot stockholders. The transaction was structured to meet the tax free exchange provisions of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended, and for accounting purposes, was treated as a purchase. The securities were issued in reliance on the exemptive provisions of Commission Rule 505 of Regulation D, and comparable state laws. A copy of the Reorganization Agreement was filed as an exhibit to a current report on Form 8-K filed with the Commission on July 12, 1999, and is incorporated by reference as an exhibit to this Report, as permitted by Commission Rule 12b-23 (see Part III, Item 13, Exhibits and Reports on Form 8-K).

     On July 9, 1999, at our company's request, the parties to the reorganization agreement and the former management and controlling stockholders of Ascot entered into an agreement rescinding Ascot's acquisition of American Internet. As a result, control of Ascot was reacquired by its original stockholders, its name was changed back to Ascot, Ascot was carved out of the reorganization agreement and American Internet became our company's direct, wholly owned subsidiary. As consideration for the rescission American Internet paid slightly less than $3,000 in fees to Ascot's legal counsel. A copy of the Rescission Agreement was filed as an exhibit to a current report on Form 8-K filed with the Commission on July 12, 1999, and is incorporated by reference as an exhibit to this Report, as permitted by Commission Rule 12b-23 (see Part III, Item 13, Exhibits and Reports on Form 8-K).

     American Internet was organized to operate as an Internet web design, marketing and hosting business. After its first year of operations, virtually all non-marketing functions were outsourced. American Internet focused on small businesses and consumers who needed inexpensive, uncomplicated web-sites, which could be upgraded. Its original market was concentrated in Florida; its goal, however, was to operate nationally and then internationally. Substantial information concerning American Internet was included in a current report on Form 8-K which our company filed with the Commission on July 12, 1999, as amended on August 18, 1999 and September 9, 1999.

     During the initial calendar quarter for 1999, the contractor principally responsible for providing design services to American Internet's clients suffered medical problems which disrupted service and detrimentally impacted client relations. Because information originally provided to our company concerning American Internet was inaccurate and its revenues materially failed to meet the projections provided by American Internet's management, Yankees, acting on our company's behalf, negotiated a material change in the terms of the acquisition. All rights to receive up to 4,500,000 shares of our company's common stock as performance based future compensation were waived by American Internet's former stockholders, American Internet's former principal stockholders resigned as officers and directors of American Internet and 1,682,756 of the 2,236,736 shares of our company's common stock issued in exchange for all of the American Internet capital stock was returned to our company in exchange for $48,000 paid out over a six month period. As a part of this transaction, Yankees also returned119,602 of the 150,000 shares of our company's common stock that it received as compensation for the American Internet acquisition in consideration for $4,800 paid over six months. A copy of the Amended Reorganization Agreement was filed as an exhibit to a current report on Form 8-K/A filed with the Commission on August 18, 1999, and is incorporated by reference as an exhibit to this Report, as permitted by Commission Rule 12b-23 (see Part III, Item 13, Exhibits and Reports on Form 8-K).

Trilogy International, Inc.

     Trilogy International, Inc. ("Trilogy") was incorporated in Florida on August 3, 1998 but did not start operations until July of 1999. During that eleven month period, Trilogy developed a business plan, built an infrastructure, recruited, hired and trained a professional staff, designed and implemented its e-commerce web-site and created the marketing materials necessary to launch its business. Trilogy is a network marketing and e-commerce company which provides:

* Responsible pet nutrition and pet care products that help pets live the healthiest, happiest and longest lives possible;

*        Human nutritional supplements; and

*        Environmentally safe consumer cleaning products.

     However, almost all of Trilogy's current marketing activities are directed towards its pet care products.

     On December 1, 1999, our company acquired all of the outstanding common stock of Trilogy in exchange for 1,817,273 shares of our company's common stock. Under the terms of the acquisition, certain persons who previously held options to purchase shares of Trilogy's common stock for $0.25 each, were granted the right to purchase 1/3 the number of shares of our company's common stock, at $0.75 each (a total of 338,940 shares of our company's common stock for which our company would receive an aggregate of $254,205). Our company also agreed to provide Trilogy with up to $900,000 in expansion and development capital prior to June 1, 2000.

     The Trilogy transaction was structured to meet the tax free exchange provisions of Section 368(a)(2)(D) of the Internal Revenue Code of 1986, as amended. For accounting purposes, the acquisition was treated as a purchase and the securities were issued in reliance on the exemptive provisions of Section 4(2) of the Securities Act, and comparable state laws. No former Trilogy stockholders were granted the right to receive additional shares based on future performance or to acquire additional shares of Trilogy's common stock in the future. Substantial information concerning Trilogy was included in a current report on Form 8-K which our company filed with the Commission on December 16, 1999, as amended on February 8, 2000.

     The acquisition of Trilogy was based on financial projections which Trilogy was never able to meet, expenses having been greater and income lower than anticipated by Trilogy's management. As previously disclosed in our company's reports to the Commission on Forms 10-QSB and 8-K:

* Trilogy never met the financial projections it provided to our company and on which our company based its investment decision. Instead, Trilogy's management almost immediately requested that our company accelerate its funding of Trilogy in order to allow Trilogy to meet its cash flow requirements, indicating that inability to obtain accelerated funding would inhibit Trilogy's ability to operate its business. Our company complied with such request starting prior to December 31, 1999 and, in addition to the initial $250,000 advanced at closing, advanced Trilogy approximately $412,051 on an accelerated basis.

* Even after receipt of accelerated access to operating loans, Trilogy failed to meet its revised projections and its management advised our company that its original projections had proved incorrect as to the amount of development capital that would be required until such time as its operations turned profitable. However, Trilogy's President, Carol Berardi, and its Chairman, Dennis Berardi, continued to believe that Trilogy's operations would prove financially successful over a relatively short term if it had access to required capital and in order to obtain the additional capital investment needed, offered to pledge their common stock in our company (received in exchange for their stock in Old Trilogy), as collateral for additional loans to Trilogy.

     As a consequence of the foregoing, Yankees suspended the availability of capital for use by Trilogy and recommended that our company dispose of Trilogy on or before June 30, 2000 (our company's fiscal year end). Since such reports to the Commission, our company has suspended direct funding of Trilogy.

     Based on our company's refusal to continue to loan Trilogy operating capital, Mr. and Mrs. Berardi initiated negotiations with Xcel Associates, Inc. ("Xcel"), previously a source of loans to our company and a large purchaser of securities from our company's shareholders in privately negotiated transactions [relying on Commission Rule 144(k)]. As a result of such negotiations, Xcel provided Trilogy with interim loans and proposed to our company that it surrender 80% of its capital stock in Trilogy to Mr. and Mrs. Berardi, Xcel, George T. Jochum ("Mr. Jochum"), and Richard H. Tannenbaum, Esquire (serving as attorney for all such persons), whereupon Xcel and Mr. Jochum would provide the additional funding required by Trilogy. In order to induce our company to agree to such proposal, Mr. and Mrs. Berardi offered to return the 1,051,726 shares of our company's common stock issued to them in conjunction with the Trilogy acquisition, provided that the other former Trilogy stockholders were permitted to retain the remaining 766,547 shares issued to acquire Trilogy.

     Our company's management was unsuccessful in negotiating a more favorable transaction despite lengthy efforts to do so and, faced with the alternative of losing the entire $672,051 loaned to Trilogy and all 1,817,273 shares issued to acquire Trilogy, our company's board of directors agreed to the proposal, effective as of June 30, 2000. Mr. Jochum's background as the former chairman of the board of directors of Mid-Atlantic Medical, Inc., a New York Stock Exchange listed company and his experience in turning around problem companies was a material factor in our company's acceptance of the Trilogy disposition offer. A copy of the Superseder & Settlement Agreement was filed as an exhibit to a current report on Form 8-K filed with the Commission on July 17, 2000, and is incorporated by reference as an exhibit to this Report, as permitted by Commission Rule 12b-23 (see Part III, Item 13, Exhibits and Reports on Form 8-K).

Vista Vacations International, Inc.

     Vista Vacations International, Inc., is a Florida corporation headquartered in Margate, Florida ("Vista"). Vista is a cruise and leisure travel marketing, training and reservations organization operating largely through home-based professional sellers of vacation travel. Vista works closely with the industry's largest cruise lines including Carnival Corp. (NYSE-CCL), Royal Carribean International (NYSE - RCL), Norwegian Cruise Line (NYSE - NCL) and Princess Cruises, a subsidiary of United Kingdom based P&O which trades on the London Stock Exchange. Substantial information concerning Vista was included in a current report on Form 8-K which our company filed with the Commission on March 29, 2000.

     On March 13, 2000 our company completed the acquisition of Vista in exchange for 220,000 unregistered shares of our company's common stock. The transaction was structured to meet the tax free exchange provisions of Section 368(a)(1)(B) of the Internal Revenue Code (a stock for stock exchange), and for accounting purposes, was treated as a purchase. The securities were issued in reliance on the exemptive provisions of Section 4(6) of the Securities Act (an offering solely to accredited investors, as that term is defined in Commission Rule 501). A copy of the Vista Reorganization Agreement was filed as an exhibit to a current report on Form 8-K filed with the Commission on March 29, 2000, and is incorporated by reference as an exhibit to this Report, as permitted by Commission Rule 12b-23 (see Part III, Item 13, Exhibits and Reports on Form 8-K).

     Up to 219,999 additional shares of our company's common stock were reserved for issuance to the former stockholders of Vista if it met the performance criteria described below. In addition:

* Our company issued 66,667 shares of its common stock to a creditor of Vista in exchange for cancellation of all indebtedness and other liabilities (principally a $180,000 loan together with accrued interest); and

* Our company reserved 931,000 shares of its common stock for potential future issuance through incentive stock options (as defined in Section 422 of the Internal Revenue Code) exercisable at $1.50 per share, to be granted to Vista employees if Vista attained the operating goals established below.

     The rights of Vista's former stockholders as to the reserved shares and the rights to the incentive stock options would have fully vested only if Vista earned net, pre-tax profits determined in accordance with GAAP (generally accepted accounting principles, consistently applied) of at least $2,800,000 during the period starting on July 1, 2000 and ending on June 30, 2003.

     In the event earnings were lower, some of the additional shares and incentive stock options could have vest subject to meeting minimum annual goals. All rights to additional stock and incentive stock options that had not vested as of July 1, 2003 would have expired on such date, and no further rights of any kind thereto would have existed thereafter.

     On March 15, 2000, our company provided $125,000 to Vista in expansion capital and expected to invest up to an additional $525,000 over the next 12 months with $125,000 of that amount expected to be funded prior to the end of our company's current fiscal year ended June 30, 2000. However, immediately following the acquisition, our company's chief financial officer and chief operating officer found very material discrepancies between the financial results represented by Vista's principals in the acquisition agreements and its actual results, based on GAAP. Because Vista could not provide verifiably accurate information in accordance with the requirements of the Securities Act and the Exchange Act, our company exercised unilateral rescission rights provided for by the acquisition agreement and, our company and the former Vista stockholders and creditor entered into a superseder and rescission agreement effective June 30, 2000, pursuant to which all securities were returned and our company's $125,000 loan to Vista was converted into a 20% ownership interest in Vista. A copy of the Rescission Agreement was filed as an exhibit to a current report on Form 8-K filed with the Commission on August 15, 2000, and is incorporated by reference as an exhibit to this Report, as permitted by Commission Rule 12b-23 (see Part III, Item 13, Exhibits and Reports on Form 8-K).


                             OUR COMPANY'S BUSINESS

OVERVIEW

     Our company is a holding company with two operating subsidiaries, Wriwebs.com, Inc. ("WRI") and AmeriNet Communications, Inc. ("AmeriCom"). It also holds minority interests (less than 20% ownership) in two operating Florida corporations, Trilogy International, Inc. and Vista International, Inc. and provides consulting services to other corporations.

     As a holding company, our company endeavors to:

* Coordinate, supervise and advise its subsidiaries, raise capital for them when necessary and fulfill related reporting obligations under the Exchange Act by centralizing common functions at the holding company level; and

*        Evaluate  promising  businesses  introduced  to our company with a view
         towards   acquiring  those  our  company  finds   compatible  with  its
         objectives.

     As a consultant our company provides services to third parties in exchange for the issuance of shares of such third parties common stock directly to our company's stockholders, subject to prior registration with the Commission. However, as our company's subsidiaries take up more of our company's time, our company is finding this role more difficult to pursue and may soon determine that it is not worth our company's while. Our company currently has one active consulting agreement, that being with FundsAmerica Finance Corporation, a recently organized Florida retail mobile home re-finance company ("FundsAmerica"). Our company anticipates that the direct benefits of its consulting activities will be minimal and that any real benefit would be derived from the evolution of a consulting relationship into an acquisition or a strategic alliance with a client that fit our company's strategic requirements.

OPERATING SUBSIDIARIES

Wriwebs.com, Inc.

Acquisition Related Information

     Wriwebs.com, Inc., was incorporated in the State of Florida under the name Web Results Institute, Inc. ("Old WRI"). On April 18, 1999, its name was changed to Wriwebs.com, Inc. On November 12, 1999, Old WRI was merged into American Internet and all of Old WRI's capital stock was converted into 531,000 shares of our company's common stock. In addition, our company agreed to issue the former Old WRI stockholders up to 150,000 additional shares of our company's common stock based on the future performance of the combined companies (hereinafter referred to as "WRI"), based on WRI's future performance. While Old WRI was merged into American Internet, its officers and directors emerged in charge of the combined companies.

     During the eighteen months commencing on February 10, 2000 and ending at the close of business on November 11, 2001, Michael A. Caputa, the president and controlling stockholder of WRI immediately prior to the merger ("Mr. Caputa") has an option to acquire a controlling block of WRI's common stock if:

*        WRI has materially complied with its obligations to our company;

* WRI's former stockholders and their successors in interest return all of the common stock received from our company in the WRI acquisition and all other distributions of securities, cash or other assets or rights received by them as a result of their status as our stockholders, without any liens or encumbrances;

*        WRI repays all funds advanced by our company to WRI,  American Internet
         and  their  affiliates  or  designees  directly  or  indirectly,   with
         interest;

* WRI registers the WRI common stock that our company acquired (expected to be between 20% and 30% of its total capital stock) with the Commission and with state securities' regulatory authorities for distribution to our company or our designees (e.g., our stockholders) or such other uses as our board of directors deems appropriate (e.g., retain it as an investment or sell it to obtain working capital);

* WRI provides protection to the common stock that our company retains or distributes to its designees, (e.g., its stockholders, etc.) from dilution(a reduction in its percentage of outstanding WRI common stock) for a period of two years; and.

* Our company is granted a right of first refusal to provide financing to WRI for a period of two years.

     The amount of WRI common stock which Mr. Caputa could acquire would be based on when the option was exercised. If the option was exercised on or before November 11, 2000, then WRI common stock equal to 80% of the total WRI common stock that would then be outstanding would be held by Mr. Caputa and the balance would be retained by our company. If the option was exercised on or after November 12, 2000, then the portion of the outstanding WRI common stock that Mr. Caputa would hold would be reduced to 70% and the balance would be retained by our company. In the event that Mr. Caputa exercised his option, all rights to additional shares of our common stock that former WRI stockholders had based on the performance of WRI (as described above) would be forfeited. Because of such right, until it expires or is waived, we cannot consolidate WRI's balance sheet or the results of its operations with our financial statements but rather, reflect 20% thereof.

     The  securities  were  issued in reliance on the  exemption  provisions  of
Section 4(6) of the Securities Act based on representations by the parties reflected in the agreement and plan of merger. The transaction was structured as a "triangular merger" to meet the tax free exchange provisions of Section 368(a)(2)(D) of the Internal Revenue Code of 1986, as amended, and for accounting purposes, was treated as an investment.

     Concurrently with the merger, our company provided $100,000 in expansion capital to the merged entity and from the time of the closing through June 30, 2000, we have provided it with an additional $111,515. WRI used those funds to retire debt, fund the increase in payroll resulting from the addition of American Internet personnel and its own expansion and for marketing, advertising and working capital. At the time of the merger, our company anticipated providing the surviving entity with up to $300,000 in funding, in addition to the $209,259 it had previously provided to American Internet, however, our company has suspended funding to WRI due to its failure to meet projections and the inadequacy of its financial reporting processes which required extensive intervention by our company's chief financial officer.

     Following WRI's acquisition, Yankees recommended that WRI shift the focus of its web design and hosting services from the low-end consumer and small business market to the more lucrative higher-end business market. The latter market would permit WRI's staff to use their expertise and experience to develop complex, interactive web designs that justify materially higher prices. The management of WRI agreed with Yankees and has used a portion of the funds provided by our company to develop and market increasingly sophisticated web design products. However, WRI also maintains its presence in the lower cost market. In December of 1999, we expected such shift in business emphasis to increase operating costs and to reduce profits over the short term but, we believed that the increased potential earnings would quickly reverse such losses and result in materially increased profits within the calendar year ending December 31, 2000. Our company's expectations have not proven to be accurate and there can be no assurances that WRI will be profitable in the future.

     Prior to June 30, 2000, our company's chief financial officer determined that the information provided by WRI concerning its operations prior to its acquisition was materially inaccurate and did not justify the projections on which our company's investment decisions had been made. Our company's management does not believe that the information was deliberately misleading but rather, that the personnel responsible for its preparation did not understand generally accepted accounting principles. However, as a result of such failure of WRI to comply with its obligations under the acquisition agreements, our company has suspended the availability of operating loans on which WRI relied to implement its expansion plans.

     Substantial information concerning WRI was included in a quarterly report on Form 10-QSB which we filed with the Commission on November 19, 1999, an a current report on Form 8-K filed with the Commission on January 26, 2000, as amended on March 3, 2000. A copy of the WRI Plan of Merger Agreement was filed as an exhibit to a quarterly report on Form 10-QSB filed with the Commission on November 19,1999, and is incorporated by reference as an exhibit to this Report, as permitted by Commission Rule 12b-23 (see Part III, Item 13, Exhibits and Reports on Form 8-K).

Current Operations

     Currently, WRI is an Internet presence provider located in Pompano Beach, Florida offering residential and business users web-hosting and design services, as well as a wide range of other e-commerce solutions including e-mail, personal home pages, chat rooms and electronic commerce. WRI also offers ancillary services including leased high- speed Internet access lines as a reseller of long distance service; web-site development, maintenance and storage; and, Internet advertising, promotion and consulting.

     Internet web-hosting is a multi-media Internet service that permits clients to maintain a continued presence on the Internet directly through high-speed servers and a dedicated tier one connection. The hosting services available through WRI includes virtual hosting and collocation. Virtual hosting allows a client's web-site (which may be hosted on either a UNIX or NT server platform) to be connected to the Internet through our company's subsidiaries' network operations centers. Collocation permits a client's Internet content to be hosted on a dedicated server located at our company's subsidiaries' network operations centers, eliminating or substantially reducing the capital investments a client is otherwise required to make and reducing certain of the client's security concerns associated with connection of the client's private network(s) to a web-server.

     WRI provides web-hosting and Internet access services from initial simple online brochures to complex interactive multi-media applications. Its secure network operations center is located at 100 East Sample Road, Suite 210 Pompano Beach, Florida with dedicated Dell, Compact and other dedicated servers, multiple high-speed fiber optic connections to the Internet, and an uninterruptible power supply and environmental controls, is monitored twenty four hours a day to minimize service interruptions. WRI maintains high-bandwidth paths to the Internet with dedicated T1 lines through Intermedia Communications.

     WRI currently provides its customers with the following products either individually or as part of a one-stop package custom designed for each client's individual needs, including:

Programming and Applications Development:

               Customized application development including web-portals, total e-commerce solutions, e-marketing packages, shopping carts, real-time audio and video, custom online databases, virtually interactive communications and purchasing systems.


Content management Intranet and extranet systems
Web-site development and maintenance:

               Web-site Hosting and Internet Access, shared hosting and co-location services, Digital Subscriber Lines (DSL), Dedicated access (T-1 and T-3 service) and Integrated Services Digital Network (ISDN).

     WRI's existing services comprise three broad categories: web-site development and maintenance, e-commerce and training. Web-site development involves the design and development of a client's web-site production. Working with clients and utilizing its own graphic designers and programmers, WRI designs, creates and maintains multi-media, interactive web-sites for its clients, using the latest applications and development tools, such as Cold Fusion, HTML and FLASH. WRI has its own web enabled shopping cart that provides its e-marketing clients with an affordable packaged cart they can lease to sell their products on-line. WRI offers multi-tiered e-training services including: (i) one-on-one Internet training for executives;
(ii) group training for non-computer professionals; and, (iii) on-site internships dedicated to the professional training of students involved with Internet related studies, providing WRI with a strong, financially sound work force.

     WRI's customers are principally located in the Southeast United States (although it has customers around the world). As of June 30, 2000, WRI had approximately 500 web-site hosting customers, a decrease from approximately 4,500 that it had immediately following its acquisition. The reduction in hosting customers is based in part on WRI's change in emphasis from low-end, simple web-site projects to large scale, complex web-site projects for more substantial clients but also reflects the increasingly competitive nature of the web-hosting industry. Currently, non of WRI's web hosting clients involve referrals from our company's AmeriCom subsidiary. The reason for the loss of approximately 3,000 subscribers is disputed with American Internet's former management placing the blame on WRI's current management and WRI's current management claiming that the client base was not as represented by American Internet.

     None of WRI's clients account for more than 5% of its total business, nor does WRI rely on any supplier for 5% or more of its required equipment or supplies.

AmeriNet Communications, Inc.

Acquisition Related Information

     On May 11, 2000, our company completed the acquisition of all of the capital stock (being 111 shares of common stock, $0.01 par value) of Lorilei Communications, Inc., a Florida corporation ("Lorilei"). It was acquired by our company in a reorganization designed to comply with Section 4(2) of the Securities Act, Section 517.061(11) of the Florida Securities and Investor Protection Act and Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended (the "Code"). Lorilei's capital stock was acquired by our company in exchange for 572,519 shares of our company's common stock, $0.01 par value per share, issued in reliance on the exemption from registration under the Securities Act of 1933, as amended (the "Securities Act") provided by Section 4(2) thereof. Initially, our company agreed to issue up to 907,896 additional shares of its common stock to former stockholders of Lorilei who were to remain as its principal employees and executive officers based on Lorilei's performance during the period ending on June 30, 2003, however, both such persons resigned from Lorilei on August 1, 2000, making such thresholds inapplicable. On September 12, 2000, in order to assure that our company's continuing investments in Lorilei were not subjected to claims based on undisclosed liabilities and to clarify unequivocally that the performance based shares and incentive stock options originally allocated to Mr. and Mrs. Cunningham were no longer applicable, our company organized a new Florida subsidiary, AmeriNet Communications, Inc. ("AmeriCom"), and assigned it all of Lorilei's assets, personnel and operations, including the fictitious names "The Firm Multimedia" and "Ocala News Tonight." Record title to certain of the assets will remain in Lorilei until required consents are obtained, however, such assets will be held by Lorilei as trustee for AmeriCom. AmeriCom agreed, in consideration for the assignment of Lorilei's assets, to make the mortgage, equipment lease and financing payments disclosed in exhibits to the acquisition agreement as well as to repay funds loaned to Lorilei by our company. AmeriCom intends to refinance such liabilities at such time as its operating results, as reflected in its financial statements, justify the required loans, on competitive terms, from one or more financial institutions.

     The names of the former Lorilei stockholders are Gerald R. Cunningham, who served as Lorilei's president, chief executive officer, treasurer, chief financial officer and a member of Lorilei's board of directors; and, Leigh A. Cunningham, Mr. Cunningham's spouse, who served as Lorilei's vice president, secretary and as the other member of Lorilei's board of directors. To the best of our company's knowledge, no material relationship existed between any such person and our company or any of its affiliates, any director or officer of our company, or any associate of any such director or officer. No funds were used directly to acquire Lorilei, however, our company obtained the funds it used to provide Lorilei with the $100,000 in funding due at closing through a loan from Yankees, its strategic consultant. Yankees loaned our company an additional $72,000 which it loaned to Lorilei prior to the assignment of its assets and operations to AmeriCom.. The obligation to repay the funds advanced by our company to Lorilei were assumed by AmeriCom as part of the consideration for Lorilei's assets and operations. Lorilei's assets included improved real estate held in fee simple, television and video production equipment, computers and other office equipment, leased facilities and equipment and other physical property currently used in conjunction with its business. The assets are currently encumbered by liens securing $349,651 in indebtedness.

     The exchange ratio for Lorilei's capital stock was determined by arms length negotiation between the parties based on the approximate market price of our company's common stock during the period preceding May 11, 2000, the value that Lorilei's management felt was reflective of its operating performance since its inception, and the anticipated future value of Lorilei. Our company used a formula of approximately eight times Lorilei's earnings during the year ended on December 31, 1999, as the basis for its valuation. The use of contingent consideration sought to make the component of the valuation based on future performance more objectively ascertainable; however, as a result of the resignation of Mr. and Mrs. Cunningham and the acquisition of all of Lorilei's assets and operations by AmeriCom, such factor has become irrelevant.

     Copies of the reorganization agreement, the employment agreements with Lorilei employees and the related schedules and exhibits were filed as exhibits to a current report on Form 8-K filed by our company with the Commission on May 30, 2000. A copy of the agreement between Lorilei and AmeriCom will be filed by our company as an exhibit on a current report 8-K upon completion of the agreement.

Use of Proceeds Invested by Our Company

     Our  company   provided   Lorilei  with   $200,000  in  funding  since  its
acquisition, which was expended as follows:

Date Expended              Amount           Percentage        Description of Expenditure
May 15, 2000               $51,097.84       .2554             Vendors
                           $   300.00       .0015             Advertising - The Firm
                           $ 7,815.08       .0390             Equipment
                           $10,364.24       .0518             Property Taxes
                           $ 4,860.56       .0243             Payroll Taxes May 05, 2000 Payroll
                           $   980.00       .0049             AmSouth Line of Credit
                           $18,000.79       .0900             Payroll May 20, 2000
                           $ 1,581.51       .0079             Gerry Cunningham Expense Reimbursement
May 18, 2000
                           $ 5,000.00       .025              Vendors
June 23, 2000
                           $ 5,066.00       .0253             Vendor (WCTV 6)
July 03, 2000
                           $ 3,000.00       .015              Vendors
July 06, 2000
                           $ 7,043.54       .0352             Payroll Taxes, June 20, 2000
                           $ 6,991.62       .0350             Payroll Taxes, July 05, 2000
                           $ 4,500.00       .0225             Advertising - Ocala News Tonight
                           $ 2,888.01       .0144             Gerry Cunningham Expense Reimbursement
                           $ 2,576.83       .0129             Vendors
July 07, 2000
                           $   667.76       .0033             Equipment
                           $ 2,332.24       .0117             Vendors
July 11, 2000
                           $   325.64       .0016             Second Quarter2000 State Unemployment Taxes
                           $ 2,207.64       .0110             Health Insurance
                           $ 2,233.67       .0112             Vendors
                           $ 2,233.66       .0112             Towards July 20, 2000 Payroll
August 03, 2000
                           $10,000.00       .05               Vendors
August 04, 2000            $ 7,000.00       .035              Towards August 05, 2000 Payroll

August 09, 2000
                           $10,000.00       .05               Vendors
August 16 to
August 31, 2000            $10,000.00       .05               Towards August 20, 2000 Payroll
August 31, 2000            $20,934.00       .1047             Working Capital
--------------------------------------------------------------------------------
August 31, 2000            $200,000.00      100%              Total


General Information

     AmeriCom's principal offices are located at 7325 Southwest 32nd Street; Ocala, Florida 34474; however, its mailing address is Post Office Box 770787; Ocala, Florida 34477. Its main telephone number is (352) 861-1350 and its general fax number is (352) 861-1339. AmeriCom's general e-mail address is thefirm@callthefirm.com. Lorilei's operations were currently divided into two divisions, each operating under a registered trade name, The Firm Multimedia, a full-service advertising agency, and Ocala News Tonight, a nightly half-hour newscast. Websites for AmeriCom's two divisions are located at
http://www.callthefirm.com        (The        Firm        Multimedia)        and
http://www.ocalanewstonight.com (Ocala News Tonight). However, AmeriCom has suspended operations of the Ocala News Tonight division indefinitely and its current operations are limited to The Firm Multimedia division.

     Lorilei was organized in July of 1994 by Gerald R. Cunningham and Leigh A. Cunningham, its former president and treasurer respectively, as the successor to a Florida general partnership founded by them in 1993 doing business under the fictitious name, "The Firm." Based on information provided by Mr. and Mrs. Cunningham, Lorilei's gross sales in calendar year 1999 surpassed $1.5 million, with billings of approximately $1.1 million and earnings before interest, taxes depreciation and amortization (a concept referred to by the acronym "EBITDA") of approximately $162,000. Mr. and Mrs. Cunningham projected that Lorilei would experience substantial sales increases, with a June 30, 2001 fiscal year billing target of $2.5 million and an EBITDA target of $500,000. Lorilei projects that its billings will exceed $5 million with EBITDA of $1.5 million in the fiscal year ending June 30, 2003. The current management of AmeriCom have advised our company's management that they believe AmeriCom can attain such projections despite the resignation of Mr. and Mrs. Cunningham.

     The Firm Multimedia division is a national full service advertising agency. Its services include consulting on marketing and advertising issues; graphic layout, design, and printing; video and audio production; media planning and placement; internet website design and promotion; interactive CD-rom design; long and short-form direct response television production; long and short-form direct response placement; and, placement of long-form television programming under commercial leased access FCC rules.

     Commercial leased access to cable systems is a segment of communications law mandated by Congressional cable television deregulation. Commercial leased access to cable systems affords programmers not affiliated with the cable operator the opportunity to purchase minimum half-hour time increments in substantially better time periods than offered through traditional commercial venues at prices regulated by the FCC. Lorilei developed a proprietary database of cable systems nationwide which AmeriCom intends to expand nationwide, enabling it to offer commercial leased access to cable systems to direct response television marketers and other programers.

     Lorilei developed a prototype local advertiser supported evening news program, Ocala News Tonight through commercial leased access to cable systems in Marion County, Florida. It was produced by The Firm Multimedia, starting in January of 2000 as a traditional news, weather and sports half-hour newscast for geographic areas where traditional broadcast television media do not devote airtime or personnel required to provide adequate coverage of market segments. Ocala News Tonight filled local news niche left open by Orlando and Gainesville, Florida broadcasters in Marion County, where the program was available to approximately 73,000 otherwise under-serviced television households, providing local information not available elsewhere. AmeriCom elected not to continue with the program because its operating expenses did not justify the continuing investment required to cover operating losses. However, AmeriCom believes that the program provided sufficient information and experience to permit its re-evaluation, either in Marion County or in another compatible geographic region, at such time as advertising revenues and better technical production capabilities become available.

AmeriCom's Business

     The  term  "Multimedia"  refers  to a  combination  of text,  data,  sound, graphics, photography, animation, motion pictures, computer software and additional newly evolving elements and was selected by Lorilei because it reflected the array of advertising and marketing services Lorilei provided, including in-house production of video, audio, internet authoring, interactive CD-Rom, graphics, and pre-press. AmeriCom believes that its principal current target clientele is comprised of advertisers, including businesses, political organizations, service organizations or issue advertisers that use direct response and e-commerce sources of information distribution; however, it also actively targets traditional "image" advertisers.

     AmeriCom provides incremental advertising services to national, regional and local advertisers and marketers. AmeriCom's management believes that AmeriCom offers its clients competitive advantages in speed, quality and price made possible by use of new, lower cost technology, to provide competitively priced production services, in-house, unlike larger advertising agencies and marketing companies which subcontract most of their production.

     AmeriCom maintains websites under each of its trade names. The Firm Multimedia website features video and audio clips illustrating its work as well as examples of graphic design and links to authored websites. Lorilei's website was a major source of client lead generation and AmeriCom's management believes that it will continue to serve such function. Ocala News Tonight also had a website used primarily as an interactive focal point for the viewing audience. It included content updated on a daily basis with highlights from the newscast as well as viewer opinion polls. Advertising was accepted but was not actively solicited for the Ocala News Tonight website.

     AmeriCom offers its general advertising services throughout the United States. The Firm Multimedia division communicates with clients located outside the Central Florida production area by telephone, fax, Internet, courier, in-person sales calls and in some cases, non-local client visits to AmeriCom's facilities. AmeriCom intends to materially expand its physical geographic presence by adding additional sales offices in Florida, regionally and nationally. Ocala News Tonight's clients were primarily located in Marion County, Florida. As additional news markets are added the clients for each news operation will also primarily be located in the community of service.

E-Commerce

     AmeriCom provides clients with a turn-key e-commerce approach by both authoring websites and providing website owners with marketing and advertising services designed to increase visits by potential customers. AmeriCom also provides clients with consultative advice covering a wide range of issues including domain names, domain registration, competitive content items (e.g., pricing, placement, inventory, target marketing, and demographic data), qualitative factors and perceptual customer research.

     AmeriCom uses state of the art software including "Flash" "Shockwave" and Quicktime video to author rich content websites, including sites featuring video and audio. Each website is custom-authored based on client specifications and may include specialized applications, including database access. Lorilei believed that rich content websites would become critical components in commercial website development and AmeriCom's management agrees.

     Lorilei did not host its clients Internet websites. AmeriCom intends to gradually add hosting, portal and Internet access services, first through arrangements with third parties and then through internal resources. However, in the event that the president of our company's WRI subsidiary waives his existing limited rights to acquire a controlling interest thereof, AmeriCom is expected to use WRI's services for such purposes.

     AmeriCom is active in the  business to  business  (commonly  referred to as
B2B) Internet website promotion and operation industry. It offers clients comprehensive rather than piecemeal services through its centralized, in house capacity to develop required strategies and materials and to articulate required messages in multiple media. Most of its competitors address only portions of client needs, outsourcing production related aspects or requiring clients to make separate production arrangements. Because of AmeriCom's comprehensive capabilities, its clients can either supplement or replace expensive, economically inefficient in house, full service advertising departments retaining the benefit of their centralized responsibility aspects. AmeriCom's management believes that by relieving its clients of the need to coordinate multiple, diffuse one dimensional outside sources, its clients enjoy most benefits of in house resources without the related capital and personnel costs, while avoiding the absence of coordination and responsibility that characterizes outsourcing to multiple, independent vendors and specialized service providers.

     Because of the price advantages inherent in business through cyberspace (materially reduced facilities, personnel costs, utility and inventory costs), traditional facility oriented businesses (now commonly referred to as brick and mortar retailers) will be forced to seek non-traditional revenue streams in order to maintain their existing clientele as well as to compete with new business opportunities generated by e-retailers. Based on Lorilei's experience, one of the best ways to establish a productive B2B presence is through development of a versatile, user friendly, interactive e-commerce website supported with DRTV resulting in telephone sales as well as sales through the Internet website.

     As use of the Internet industry matures, effective use of websites will require increasingly sophisticated and reactive Internet strategies. Effective Internet strategies require continuously updated and up to date information concerning both industry specific data and Internet technology developments, coupled with continuing analysis of feedback from employees, suppliers, consumers, competitors and related professionals. Such intelligence gathering and analysis is costly on an in house basis but can be very cost-effectively obtained through combined use of internal personnel resources supplemented and guided by firms such as The Firm Multimedia.

Local News Programming

     Lorilei's experience in channel leasing and studio facilities, equipment and technology (including desktop video and high quality prosumer cameras available through The Firm Multimedia division) permitted it to experiment with production of a prototype, nightly advertiser-supported news program dedicated to a targeted geographic area, similar to the familiar news, weather and sports format used by most local broadcast television stations, without a large capital investment. The prototype program, Ocala News Tonight, was a network of four cable systems produced six days per week and airing twice nightly, at 6:30 PM and 10:30 PM to over 73,000 households in the Marion County, Florida area from January of 1999, until suspended by AmeriCom during August of 2000.

     The criteria that Lorilei expected to use to determine geographic viability included market composition, market geography, market identity, presence of local television news coverage, available advertising revenues (estimated as a percentage of total retail sales), and cable television penetration. Lorilei chose Marion County, Florida as the prototype for the concept because production operations were already in place and the Marion County area met such guidelines (i.e., it had a local identity apart from either Orlando or Gainesville, sufficient retail sales to provide a local advertiser base, and adequate cable television penetration). While the area is part of the Orlando television market it receives very little local news coverage from the Orlando stations, and minimal coverage from Gainesville stations located 35 miles away. Due to its distance from Orlando and Gainesville, and with the Gainesville market's strong identity with the University of Florida, it appeared unlikely that any television station from either area would make a concerted effort to compete with the program. Lorilei intended to expand the program to other geographic areas, however, AmeriCom's management was not satisfied with its production quality or the efforts made by Lorilei to develop its advertising base and consequently suspended such broadcasts pending a re-evaluation of AmeriCom's technical capacity to produce the quality of programming it wants to be associated with from both a content and technical prospective, and the degree of local advertising or other economic support that could be generated if adequate efforts were used. Among options being considered are termination of the concept, sale of the concept and related equipment or resumption of the project as a quasi-independent venture under local management or as a program produced by AmeriCom for the Ocala Star Banner, a local Ocala newspaper owned by the New York Times.

Sales and Marketing

     AmeriCom uses a mix of marketing tools, including an infomercial produced to generate business to business leads, direct mail, telemarketing, trade and business publication print, Internet advertising, trade show displays and participation in competitive, award granting events. It has used a combination of inside and outside sales representatives in the past for The Firm Multimedia and intends to expand the use of inside sales representatives in two areas (1) to support outside sales with appointment setting, and (2) to sell DRTV to dot com and e-commerce companies and the DRTV trade. In the past, The Firm Multimedia employed generalist-type sales professionals, expending considerable time in training the person to represent AmeriCom's many services. Management now feels that its sales require sales professionals proficient in four major specialty areas: Print graphics, DRTV and Video, Internet and e-commerce, and Agency services. Under its current marketing plan, AmeriCom will generate specific leads in one of its specialty areas and, using a consultative selling approach, will identify other specialty areas where it might be of service. It will then allocate leads among its sales personnel based on their compatibility with the potential client and its requirements at the appropriate time. Management believes this approach will result in less training time and higher sales revenues.

Facilities and Equipment

     Management of AmeriCom believes that it has the largest and best equipped television facilities in its operating area (which compare favorably with the closest on air commercial television stations). It has already made the transition to digital, non- linear video editing (versus the older tape-based linear tape editing) and intends to invest in high definition video equipment as distribution facilities and high definition television ("HDTV" sets-in-use increase to a critical mass. Nonetheless, AmeriCom recognizes that in the field of computer hardware, capital investments should be carefully made in order to stay technologically competitive while not expending unreasonable sums to modernize equipment based on fads or improvements that are themselves about to be exceeded. AmeriCom's computer inventory includes both Microsoft Windows(R) and Apple (R) equipment inter-networked to permit regular cross-connectivity and extremely high resolution scanning and internal printing capabilities. Because of the low cost, extremely competitive available printing resources, client printing is outsourced based non best available prices at the time.

Principal Clients and Suppliers

     No supplier accounts for 5% or more of goods or material used by AmeriCom in its business, since it is fundamentally a service business. AmeriCom's principal clients (those that accounted for more than 5% of its gross billings or net profits) during the fiscal year ended June 30, 2000 and the percentage of its gross billings which they accounted for are set forth in the following table:

                                                           Percentage
                                  Gross        Net         of Total
Name of Client                    Billing      Income      Income   Description of Services Provided
Southwest Georgia Consortium      $309,600     $177,237    23%      Television and radio media
                                                                        campaign.
CareerTV.com                      $118,602     $35,580     9%       Cable television media campaign.
Edward Waters College             $88,000      $58,000     7%       Marketing campaign including
                                                                        infomercial, CD Rom, brochures and
                                                                        promotional items.

Material Subsequent Events

Emerging Public Companies Reports

     AmeriCom is in the process of developing a proprietary financial news program to be presented over a national syndicate of local cable television systems using a combination of placement techniques, including leased cable access. The proposed program will target emerging public companies that generally do not have access to the public exposure available for larger more mature companies from analysts in the national media.

     The program will provide participating companies with a direct communication vehicle for dissemination of information to shareholders, analysts, institutions and the investing public. Initially, it is anticipated that one weekly half-hour segment featuring at least two sponsoring companies will be produced with decisions on increased production based on demand for more programming, programming on a regional basis and competing demand for AmeriCom's production facilities. Production costs are initially expected to average $20,000 per half hour segment with all production and media placement services provided by AmeriCom. Additional revenue may be generated through advertising during the program, sales of video tapes and cassettes of past programs and ongoing communications services designed to make the program available to individuals on an as accessed basis over the Internet.

     As currently contemplated, the emerging companies program will follow the format established by Moneytime, a half hour program that appeared on FNN's predecessor, Financial News Network and other television networks and stations on Monday mornings at 8:00 a.m., during the 1980's. Stedman Walker, Ltd., a New York corporation (www.stedmanwalker.com; "Stedman Walker") which owns the rights to the former Moneytime program and whose principals produced the show is expected to serve as the producer for the new AmeriCom program.

     The principals of Stedman Walker have more than 50 years of experience in the securities industry and in financial public relations. In addition to their role in founding and producing the Moneytime program, they were instrumental in founding the New York Stock Brokers' Forum during the 1970's, an association which provided a forum for emerging public companies to meet with members of the New York City financial community and acquaint them with their existing operations and prospects.

     All program content will be the responsibility of the host and of the companies participating. However, AmeriCom will require that access to the program be limited to reputable companies that demonstrate an awareness of the legal limits placed on information they can release. Our company expects the program to facilitate implementation of the Commission's recent enactment of Regulation FD, by providing a media for general dissemination of material information in compliance with the newly enacted rules; and, to integrate with our company's proposed Internet based information depository system for use by public companies that do not qualify for inclusion in the Commission's EDGAR system, see "15c2-11 Project," below.

Proposed Acquisition of WeCU, Ltd. Operations & Assets

     Our company is currently negotiating with WeCU, Ltd., a Panamanian corporation, and its domestic affiliate, Qubic Development, Inc., for acquisition of material Internet and communications assets and operations. As currently contemplated, the proposed acquisition would be effected by AmeriCom. A description of the currently proposed terms as well as of the operations and assets that would be acquired is included in Part II, Item 6, Management's Discussion and Analysis and Plan of Operation." Such disclosure is hereby incorporated by reference herein as permitted by Commission Rule 12b-23.

15C2-11 PROJECT

     Our company intends to develop an interactive Internet presence as a depository of information concerning non- reporting public companies. The project seeks to fill a need identified by the Commission and the NASD for regularly updated information on non-reporting public companies accessible to market makers in securities as well as to potential investors. The issue is a topic under consideration for regulatory action.

     Our company obtained rights to the following domain names from its strategic consultant, Yankees: 15c2- 11.com, 15c2-11.net, 15c2-11.org and 15c2-11.cc. The names are derived from Rule 15c2-11 under the Exchange Act which deals with the information that must be publicly available before brokerage firms may participate in making markets for publicly traded securities and the anticipated applications revolve around the concept of a publicly accessible information depository system.

     Our company's agreement with Yankees originally anticipated that it would delegate the design, development and operation of the anticipated Internet site or sites to WRI and would pay Yankees a 5% royalty, payment of which will be deferred and accrued until our company can make the required payments from consolidated profits. The term of the agreement is concurrent with Yankees' consulting agreement and any renewals or extensions thereof, after which the rights and all derivations therefrom would revert to Yankees. It is now more probable that the 15c2-11 project will be undertaken by AmeriCom, after the initial transaction with WeCU.

     As currently contemplated, non-reporting public companies would be permitted to list information statements meeting the requirements of Rule 15c2-11 for periods of three to six months, after which they would have to be renewed with current information. The information would be protected from modification by non-authorized persons, to the extent technologically feasible. In addition, auditors, attorneys, transfer agents and other providers of services to public companies would be permitted to direct advertisements to the public companies listed. Brokerage firms and other providers of services to investors would be permitted to direct advertisements to public visitors to the sites. Our company anticipates that listing companies will be charged reasonable fees designed to cover operating costs but that site visits will be free. Advertisements are expected to be the principal source of potential profits.

     Accuracy of the information on the site will be the responsibility of the companies that list it; however, our company is contemplating the feasibility of establishing a preliminary review process designed to promote the development of qualitative standards geared to the requirements of Commission Regulation SB and generally accepted accounting practices, other than audit requirements, as long as such process does not subject our company to additional liability.

     The sites will endeavor to meet standards imposed for registered information depository systems by the Commission or the NASD; however, because such standards have not been developed, no assurances can be provided that they will be met, or that the Commission's current proposals dealing with registered information depository systems will ever be adopted or implemented.

CONSULTING ACTIVITIES

Overview

     In response to Yankees' suggestions, our company's board of directors authorized our company's officers to negotiate consulting agreements with private companies that desire to become public companies and that can benefit from our company's experience in operating public companies. Our company helps these companies recruit and supervise professionals such as attorneys, auditors, investment bankers, transfer agents, officers and directors who have experience operating public companies. It also shares our company's operating and regulatory compliance policies with them and makes our company's personnel available to them, on a reasonable, as required basis, to provide ongoing advice dealing with issues faced by public companies.

     Our company expects, in exchange for these services, that the consulting client will register a percentage of its common stock for issuance directly to our company's stockholders, as of an agreed upon date following the execution of the consulting agreement. The amount of common stock involved will vary depending upon the circumstances of each transaction. The issuance of shares to our company's stockholders will be conditioned on prior registration with the Commission and the failure to conclude such registration would void the agreement.

     Registration of shares directly to our company's stockholders is necessary in order for our company to avoid inadvertently becoming an investment company and provides a major benefit to clients in that they obtain a large, wide spread base of stockholders, including all of our company's market makers. The major benefit of the consulting services to our company is that it will be continuously exposed to emerging companies, some of which should prove to be attractive acquisition candidates or candidates for strategic operating
alliances   (cooperative   business   activities  not  involving  shares  equity
ownership).

     As of the date of this Report, our company has one active consulting agreement and has an oral understanding as to a third agreement with one of our company's directors. A number of other consulting agreements have been entered into but have expired without any tangible benefits. Because it was very active in acquisition activities during the past year, our company has not been able to allocate as much time to its consulting activities as it anticipated and may be forced to re-evaluate how much time it can dedicate to them in the future.

FundsAmerica Finance Corporation

     Our company's first consulting agreement was signed on May 18, 1999, with FundsAmerica Finance Corporation, a recently organized Florida corporation that operates as a development stage retail finance company concentrating on refinancing mobile homes ("FundsAmerica"). FundsAmerica believes that reporting company status will facilitate its ability to package and resell loan portfolios. Our company will not be involved in FundsAmerica's operations, will provide only the described consulting services, and makes no predictions as to the ultimate value of the securities to be distributed to its stockholders after they are registered with the Commission.

     Based on the terms of this consulting agreement our company's stockholders of record as of June 17, 1999, will, after registration, receive 10% of FundsAmerica outstanding common stock, which will be distributed on a pro rata basis of approximately two shares of FundsAmerica common stock for every 25 shares of our company's common stock. A registration statement covering the shares to be issued to our company's stockholders was filed by FundsAmerica with the Commission on or about October 14, 1999. The registration process has still not been completed. Our company and FundsAmerica have agreed that the reasonable value of such common stock, in the aggregate, is the lesser of $50,000 or 10% of stockholders' equity of FundsAmerica, determined in accordance with generally accepted accounting principals, consistently applied ("GAAP"). No assurances, however, can be provided that such valuation will actually be deemed appropriate for auditing or tax purposes and a different valuation may be arrived at based on the initial trading value of such securities or other factors not currently apparent to management.

     As of the date of this annual report, our company has not taken a position regarding the tax consequences of the anticipated distribution of FundsAmerica securities to our company's stockholders. It is possible that the value of the FundsAmerica securities distributed to our company's stockholders will be deemed income to our company and that the value of the distributed FundsAmerica stock will be deemed to be dividends to our company's stockholders. If the registration statement fails to become effective for any reason, the agreement will be deemed void.

Sports Collectible Exchange, Inc.

     Sports Collectible Exchange, Inc., a recently organized Florida corporation ("SCE") controlled by G. Richard Chamberlin, Esquire ("Mr. Chamberlin"), formerly our company's general counsel and a current member of our company's board of directors, has indicated a firm intention to proceed subject to development of its web-site and valuation of its inventory. SCE maintains temporary offices at 14950 Southeast United States Highway 441: Summerfield, Florida 34491. Its telephone number is (352) 694-6714: its fax number is (352) 694-7153: and, its current e-mail address is grichardch@aol.com. SCE has been organized to engage in a number of collectible areas including an inventory of minor league collectibles that is expected to be appraised prior to June 30, 2000, by either Gulf Coast Minors, of Sarasota, Florida, or Steve Weitlauf, former owner of Bleacher Bums a baseball card shop, Belleview, Florida. The appraisal will be based on both wholesale and probable retail value. SCE's management has advised our company's management that it believes that the wholesale appraisal will be in the range of $40,000 to $100,000, based on it's experience with minor league baseball collectibles. SCE intends to develop an Internet web-site to market minor league baseball collectibles, including its current inventory, to operate such site with an initial emphasis on minor league baseball collectibles in a manner similar to that currently used to trade securities over the Internet, permitting transactions in its own inventory, purchase of inventory from third parties and facilitation of transactions between third parties for a small fee (expected to be a percentage of the transaction). SCE also intends to develop a minor league collectibles appraisal certification program and to establish a minor league hall of fame. The agreement with SCE has been delayed because Mr. Chamberlin's obligations to our company did not permitted him to complete the inventory of collectibles required for the appraisal; however, During November of 1999, Mr. Chamberlin requested that our company recruit a successor as general counsel as soon as possible so that he could shift his business emphasis to SCE. Mr. Chamberlin was replaced as general counsel on March 31, 2000 but remains available to provide our company with legal assistance on a project by project basis. He also remains as a member of our company's board of directors.

Other Consulting Activities

     Our company is not currently pursuing any additional consulting related activities.

EMPLOYEES

     Our company's has no employees other than its executive officers. However, it has access to Yankees clerical and administrative employees, which it pays directly on an as used basis.

WRI

     As of August 1, 2000, WRI had 10 full time employees and 2 part time employees. Due to its economic under performance, WRI has had to discharge a number of its employees and may have to further reduce its staff until operating income improves. All employment is at will.

AmeriCom

     As of August 1, 2000, Lorilei had 22 full time employees and 2 part-time employees. AmeriCom requires that all full-time employees sign a non-competition and confidentiality agreement as a condition of employment. No employee contracts currently exist and all employment is at will. No employees are currently represented by any labor unions. AmeriCom believes its relations with employees to be good, however additional employees will need to be recruited to meet its growth projections. Management believes that required personnel can be recruited on acceptable terms from the large, technically and professional pool in the Marion and Alachua county regions of Florida, at very favorable rates. AmeriCom anticipates adding up to ten additional staff members within the next fiscal year in sales, marketing and support functions.

COMPETITION

WRI

     The web hosting and design industry is highly fragmented industry with varied competition. WRI competes with web hosting, web design and web programming firms. WRI competes for its customers based on price, customer service , creativity and quality. WRI believes that it can increase its market share by providing the highest possible customer service along with low cost web design services for its customers. It can also provide more advanced services for customers seeking cutting edge quality web design and programming.

AmeriCom

     The advertising industry is highly fragmented with low entry barriers to establishment of an advertising agency. Advertising production is also competitive, however capital costs for equipment and facilities are a significant barrier to entry. AmeriCom competes with other advertising agencies, television and radio stations, other direct response television companies, cable television providers and television broadcasters. AmeriCom competes for customers based on service, price, quality, specialized in-depth knowledge, and creativity. Most DRTV competitors are located in Western states, making West coast-based business a more difficult competitive challenge.

     Many potential competitors have access to substantial capital, physical and personnel resources and established reputations (e.g., national television networks, cable companies, advertising agencies and public relations firms) with which AmeriCom can compete only by providing innovative services at reduced prices.

GOVERNMENTAL REGULATION

WRI

     As a subsidiary of a fully reporting, publicly held company, WRI is subject to applicable provisions of federal and state securities laws, especially with reference to periodic reporting requirements and, the operations of WRI are subject to regulation normally incident to business operations. WRI's management knows of no other applicable government regulation.

AmeriCom

General

     As a subsidiary of a fully reporting, publicly held company, AmeriCom is subject to applicable provisions of federal and state securities laws, especially with reference to periodic reporting requirements and, the operations of AmeriCom are subject to regulation normally incident to business operations (e.g., occupational safety and health acts, workmen's compensation statutes, unemployment insurance legislation and income tax and social security related regulations).

     Because AmeriCom is subject to regulation in every state and country in which it transacts business and because government regulation tends to be extremely dynamic, AmeriCom will have to carefully monitor current and proposed legislation in order to continuously comply therewith. There can be no assurance that AmeriCom's operations will always be in compliance with applicable governmental regulation and in the event that it fails to comply with applicable regulatory requirements, its activities may be curtailed and it may be exposed to fines and adverse publicity. In any such event, AmeriCom's business could be detrimentally affected.

     To the best of management's knowledge, AmeriCom will not be required to directly incur material expenses in conjunction with federal, state or local environmental regulations, however, like all other companies, there are many but incalculable indirect expenses associated with compliance by other entities that affect the prices paid by AmeriCom for goods and services.

Advertising

     Based on First Amendment protections, most of AmeriCom's advertising activities are not subject to pre- approval by government agencies; however, its activities are subject to government imposed repercussions in the event that its materials are materially inaccurate, libelous or violate government policies. Such after the fact regulation is provided federally through the FCC, the Federal Trade Commission (the "FTC"), the United States Department of Justice and the Commission. Similar agencies regulate AmeriCom's activities on a state level. In addition to governmental agencies, AmeriCom is a voluntary member of numerous industry and trade associations on a national, state and local basis, many of which have codes or standards of conduct to which members are expected to adhere.

Cable

     AmeriCom's success is dependent in part on the existence of federal regulations which require cable operations to lease cable access at low rates pursuant to FCC rules promulgated under the Cable Television Consumer Protection Act of 1992 (the "1992 Cable Act"). The statutory framework for commercial leased cable access was established by the Cable Communications Policy Act of 1984 (the "1984 Cable Act") and amended by the 1992 Cable Act. The 1984 Cable Act established leased access to unused channel capacity of cable systems by parties unaffiliated with the cable operator that wanted to distribute video programming free from editorial control by the cable operator. Channel set-aside requirements were established in proportion to a system's total activated channel capacity in order to assure that the widest possible diversity of information sources were made available to the public by cable systems in a manner consistent with the growth and development of cable systems. A cable system operator was permitted to use any unused leased access channel capacity for its own purposes until such time as a written agreement for a leased channel use was obtained. Each system operator subject to such requirements was to establish the "price, terms, and conditions of such use which were to be at least sufficient to assure that such use would not adversely affect the operation, financial condition, or market development of the cable system. The only exception to the leased commercial access channel set-aside under the 1984 Cable Act was that up to 33% of a system's designated leased commercial access channel capacity could be used for qualified minority or educational programming from sources affiliated with the operator.

     The 1992 Cable Act amendments broadened the statutory purpose to include "the promotion of competition in the delivery of diverse sources of video programming" and the FCC was provided with expanded authority: (1) to determine the maximum reasonable rates that a cable operator could establish for leased access use, including the rate charged for the billing of subscribers and for the collection of revenue from subscribers by the cable operator for such use;
(2) to establish reasonable terms and conditions for leased access, including those for billing and collection; and (3), to establish procedures for the expedited resolution of leased access disputes. The legislative history of the 1992 amendments expressed concern that some cable operators may have established unreasonable terms or may have had financial incentives to refuse to lease channel capacity to potential leased access users based on anti-competitive motives, especially if the operator had a financial interest in the programming services it carried.

     Any person aggrieved by the failure or the refusal of a cable operator to make commercial channel capacity available or to charge rates as required by FCC rules may file a petition for relief with the FCC within 60 days of the alleged violation. In order to enforce its rights under the 1992 Act, Lorilei filed a number of such petitions with varied results. In order to merit relief, the petition must show by clear and convincing evidence that the operator violated the leased access statutory or regulatory provisions or otherwise acted unreasonably or in bad faith. Relief may be in the form of refunds, injunctive relief or forfeitures. The FCC encourages parties to use alternative dispute resolution procedures such as settlement negotiation, conciliation, facilitation, mediation, fact finding, mini-trials and arbitration. The 1992 Cable Act provides for both judicial and FCC review of leased commercial access disputes.

     A change in the 1992 Cable Act or the regulations promulgated thereunder could significantly impair AmeriCom's ability to successfully compete against larger advertising companies.

Costs of Compliance

     The costs of monitoring and complying with existing regulations is expensive and time consuming. AmeriCom's management is required to expend significant resources to obtain required regulatory clearance and the delays incident thereto have and are expected to continue to deprive AmeriCom of significant opportunities. However, because such regulations also apply to AmeriCom's competitors, they merely tend to make all participants in the industry less effective, rather than to affect AmeriCom's competitive business posture. More importantly, however, FCC regulations are actually a benefit to AmeriCom's operations since access requirements and pricing controls make AmeriCom competitive with vastly larger organizations. The absence of such regulations would have a materially adverse impact on AmeriCom's business.

ESTIMATE OF THE AMOUNT SPENT DURING EACH OF THE LAST TWO FISCAL YEARS ON RESEARCH AND DEVELOPMENT ACTIVITIES, AND IF APPLICABLE THE EXTENT TO WHICH THE COST OF SUCH ACTIVITIES ARE BORNE DIRECTLY BY CUSTOMERS

WRI

     During the past year WRI expended approximately $4100 in research and development activities. The expenses were passed along to the public indirectly via WRI's pricing decisions. The bulk of the research and development activities involve using students to research the Internet, e-commerce, hosting and various other technical areas related to the Internet.

AmeriCom

     During the last two years, Lorilei expended approximately $8,200 in research and development activities. Such expenses were passed along to the public indirectly in the form of components of Lorilei's pricing decisions. The bulk of the research and development activities involved production of local news programs and activities with the FCC designed to assure access to unused cable system channel capacity.


                         ITEM 2: DESCRIPTION OF PROPERTY

     Our company does not own any real property directly. Except for AmeriCom, our company and its subsidiaries operate from leased facilities which they believe are adequately insured by comprehensive general liability policies. Our company does not, however, maintain business interruption coverage.

Our company:   Our  company's  corporate  offices  are  located  at  2500  North
               Military  Trail,  Suite 225-C;  Boca Raton,  Florida 33431 and at
               1941 Southeast 51st Terrace, Ocala, Florida 34471. The offices in
               Boca Raton include access to office equipment and are leased on a month to month basis from Carrington Capital Corp., at $1,062.88 per month. The offices in Ocala are made available by Yankees on a rent free basis and also include access to office equipment.

WRI: WRI currently leases 3,000 square feet of office space at 100 East Sample Road, Suite Number 210; Pompano Beach, Florida 33064. The lease is for a term of three years staring on June 1, 2000, with a three year renewal option. The monthly rental starts at $4,000 per month and increases by 5% each year.

AmeriCom:

Operations Facilities:

               AmeriCom's principle place of business is located at 7325 Southwest 32nd Street, Ocala, Florida, 34474. This is an industrial park type setting where the other businesses are warehouse or light manufacturing businesses. The building is approximately 5,000 square feet in total space, with 3,500 square feet devoted to office and production space and 1,500 square feet devoted to studio space. All space is air-conditioned and heated. The property is encumbered by a first mortgage in the original principal amount of $194,000 in favor of Small Business Loan Source. The loan bears interest at the rate of 12.25% per annum and is payable over a term of 25 years. The property is in the opinion of AmeriCom's management adequately covered by insurance.

               Management believes the current facility to be adequate for anticipated growth through the 2003 fiscal year. Management cannot, however, guarantee that the square footage will be sufficient for all production operations. Additional construction or additional leased space could be required, either of which could result in additional unanticipated expense.

Sales Offices: AmeriCom leases field sales offices in Orlando,  Florida,  and is considering opening satellite sales offices in the Tampa Bay and Boca Raton, Florida areas within the year 2001. Rental costs for such additional space is expected to be minimized through use of "office suite" type space that can be expanded if justified by sales volume. If sales volume becomes substantial it could require considerably more square footage in leased office space than has been projected.

Foreign Locations:

               AmeriCom does not have any material portion of its assets, operations or customers located outside of the United States. Substantially all of AmeriCom's revenues are from customers within the United States, where all of AmeriCom's services are provided.


                            ITEM 3: LEGAL PROCEEDINGS

HOLDING COMPANY LEVEL

     Our company is not aware of any legal proceeding pending or threatened against it or any of its subsidiaries that either alone or cumulatively with all other pending or threatened proceedings, if any, would have a material impact on our company's business or that of any of its subsidiaries. However, our company's subsidiaries may become parties to litigation either as defendants, plaintiffs or interested parties, in the ordinary course of business, from time to time.

OPERATING SUBSIDIARIES

Lorilei

     To the best of our company's knowledge, Lorilei is not a party to any pending legal proceedings. However:

* Lorilei declined to pay $21,420 to Home and Garden Television ("HGTV") pending confirmation of sums due based on Mr. and Mrs. Cunningham's assertions that advertising time slots purchased were not provided. Because of the departure of Mr. and Mrs. Cunningham, the viability of their assertions cannot be verified and Lorilei has received demand letters from HGTV's attorneys.

* On June 28, 2000, Sheryl Wolf, an employee of Lorilei resigned alleging that she had not received compensation she had been promised by Mr. and Mrs. Cunningham and Lorilei received correspondence from an attorney on behalf of Ms. Wolf demanding payment, which was answered by attorneys for Lorilei denying any liability. As a material subsequent event, because of the departure of Mr. and Mrs. Cunningham, Ms. Wolf has agreed to provide services to AmeriCom comparable to those she provided to Lorilei, but under an independent contractor rather than employment basis, consequently, AmeriCom's management believes that there is little if any likelihood of litigation.

* Since their resignation from Lorilei, Mr. Cunningham retained an attorney who demanded that Lorilei pay Mr. Cunningham two weeks' salary which Mr. Cunningham claims was not paid. Lorilei responded asserting that Mr. and Mrs. Cunningham breached both their employment agreement and the acquisition agreement by resigning almost immediately after closing on the acquisition of Lorilei and are not entitled to anything. Rather, our company's current management believes that it should pursue claims against Mr. and Mrs. Cunningham as a result of their refusal to honor the terms of their employment agreements which were an essential element of their obligations under the acquisition agreement. Mr. and Mrs. Cunningham subsequently filed for protection from creditors under Chapter 7 of the United States Bankruptcy Code and our company plans to assert claims against them in that forum.

     Because of the resignation of Mr. and Mrs. Cunningham, their apparent move to California and their decision to file for personal bankruptcy, our company's management was concerned that Lorilei might have been subject to undisclosed liabilities, although it has no tangible evidence to that effect and has been assured to the contrary by Lorilei's vice president of finance, who now performs such role for AmeriCom. In order to eliminate any danger that undisclosed liabilities could detrimentally affect our company's investment in Lorilei, our company terminated its operations and assigned all of its personnel, assets and operations to AmeriCom, a new Florida subsidiary organized by our company for such purpose. Record title to certain of the assets will remain in Lorilei until required consents are obtained, however, such assets will be held by Lorilei as trustee for AmeriCom. AmeriCom agreed, in consideration for the assignment of Lorilei's assets, to make the mortgage, equipment lease and financing payments disclosed in exhibits to the acquisition agreement as well as to repay funds loaned to Lorilei by our company. AmeriCom intends to refinance such liabilities at such time as its operating results, as reflected in its financial statements, justify the required loans, on competitive terms, from one or more financial institutions.

WRI

     WRI's management has not advised our company of any pending or potential litigation.

                ITEM 4: SUBMISSION OF MATTERS TO SECURITY HOLDERS

     The response to this item is  incorporated  by reference to the response to
Item 4 of our company's report on Form 10-KSB/A for the fiscal year ended June 30, 1999, as permitted by Commission Rule 12b-23.


                                     PART II

        ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our company's common stock started trading in the over-the-counter market in 1964, however, until November 18, 1998, there had been no established public trading market for many years. Consequently, information regarding quotations of bid and asked prices for the common stock was not available during 1996 or 1997. Our company's common stock resumed trading in the over the counter market during November of 1998 and bid, offer and transaction report prices are available through the electronic bulletin board operated (but not a part of) the National Association of Securities Dealers, Inc.'s, NASDAQ, Inc., subsidiary (the "OTC Bulletin Board"). During 1998 and most of 1999, our company's common stock traded under the symbol "ETSY"; however, after the acquisition of American Internet during June of 1999, our company changed its name and its trading symbol was changed to "ABUY." The following table indicates the average high and low bid prices as quoted for our company's common stock at the end of each calendar quarter since quotation was resumed. The following over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. The range of the reported high and low bid quotations have been derived primarily from information quoted on the OTC Bulletin Board.

                         Closing      Closing         Last Reported
Date                     Bid Price    Offering Price  Transaction Price

December 31, 1998        $0.625       $0.1875          $0.125 (December 1, 1998)
March 31, 1999           $0.25        $0.50            $0.25
June 30, 1999            $1.50        $1.50            $1.50
September 30, 1999       $1.50        $1.72            $1.50
December 28, 1999        $1.22        $1.31            $1.31
March 31, 2000           $1.875       $2.00            $2.00
June 30, 2000            $0.59        $0.78            $0.78

     As of August 31, 2000, 17 NASD member firms were listed as market makers in our company's common stock: [Knight Trimark, Inc.; Sharpe Capital, Inc.; Herzog, Heine, GeDulo, Inc.; Hill, Thompson Magid & Co., Inc.; Equitrade Securities Corp.; Wien, Inc.; J. Alexander Securities, Inc.; Olson Payne & Co.; North American Institutional Brokers; Schwab Capital Markets, L.P.; Spenser Edwards, Inc.; Paragon Capital Corp.; Weckstein & Co., Inc.; Program Trading Corp.; GVR Company; Glenn Michael Financial, Inc.; and, Fleet Trading, a division of Fleet Securities Incorporated]

AMOUNT OF COMMON EQUITY SUBJECT TO OUTSTANDING OPTIONS OR WARRANTS TO PURCHASE, OR SECURITIES CONVERTIBLE INTO, COMMON EQUITY OF OUR COMPANY

     As of August 31, 2000, our company had 4,796,675 shares of its common stock reserved for issuance in conjunction with current obligations to issue additional shares and in the event that currently outstanding options and warrants are exercised. The following table provides summary data concerning such obligations. Notes to all of the tables in this section (MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS) follow the last table:


                                                                                        Number of Shares
                                                                                        of Common Stock
Designation or Holder      Nature of the Security    Exercise or Conversion Price       Currently Reserved
Yankees                    Option (4)                (4)                                2,157,733 (4)
Stock Plan                 Options                   (5)                                2,000,000
Michael Caputa             (6)                       (6)                                150,000
Former Trilogy
         Stockholders      Warrants & Options(7)     $0.75 per share                    338,942
Debra Elenson &
Jonathan Eichner           Warrants(8)               $0.75 per share                    150,000


AMOUNT OF OUR COMPANY'S COMMON EQUITY THAT COULD BE SOLD PURSUANT TO RULE 144 UNDER THE SECURITIES ACT

     As of August 31, 2000, 12,465,172 shares of our company's common stock were outstanding, of which:

         *        3,968,221 are recognized as free trading by our company;

         * 8,496,951 have been issued since 1964 pursuant to exemptions from registration and are thus restricted securities, some of which are eligible for resale under Commission Rule 144 ("Rule 144").

     Of the 8,496,951 shares that our company has instructed its transfer agent to treat as restricted:

         * 4,732,041 were issued prior to June 30, 1999, and consequently, may currently be sold under Rule 144, subject to Rule 144's volume limitations, notice, public information and manner of sale conditions. The volume limitations restrict quantities sold over 90 day periods to the greater of 1% of the total outstanding common stock, or the average weekly trading volume during the four week period preceding the sale;

         * 876,409 were issued to persons that do not appear to be affiliates of our company prior to June 30, 1998, and consequently may be sold by holders that have not been affiliates of our company for a period of at least 90 days, under the more liberal provisions of Commission Rule 144(k) ("Rule 144[k]"), which dispense with the volume, public information and manner of sale conditions.

     In addition to the foregoing, during the twelve month period ending on June 30, 2001, an additional 3,764,910 shares of our company's currently outstanding common stock will become eligible for resale under the provisions of Commission Rule 144, subject to the limitations on quantities sold over 90 day periods, notice, public information.

AMOUNT OF COMMON EQUITY THAT OUR COMPANY HAS AGREED TO REGISTER UNDER THE SECURITIES ACT FOR SALE BY SECURITY HOLDERS

     Except as disclosed below with reference to Yankees, as of August 31, 2000, our company had not agreed to register any shares of its common stock. However, our company has agreed to include approximately 617,000 currently outstanding shares of its common stock in any registration statements it files with the Commission for which they are eligible (commonly referred to as "piggy back registration rights"). The exercise term for the Yankees' options expires 45 days following the effective date of their registration with the Commission. Yankees has been granted demand registration rights with reference to its options; however, Yankees has advised our company that its options need not be included in any currently contemplated registration statements since Yankees does not have any present intent to sell the underlying securities.

AMOUNT OF COMMON EQUITY THAT OUR COMPANY IS CONSIDERING PUBLICLY OFFERING OR PRIVATELY PLACING DURING THE YEAR ENDING JUNE 30, 2001, OTHER THAN SHARES TO BE ISSUED PURSUANT TO AN EMPLOYEE BENEFIT PLAN OR DIVIDEND REINVESTMENT PLAN), THE OFFERING OF WHICH COULD HAVE A MATERIAL EFFECT ON THE MARKET PRICE OF OUR COMPANY'S COMMON EQUITY.

     Our company is currently contemplating the sale of up to $7,000,000 in shares of its common stock in order to provide capital to its current subsidiaries and to other companies that it may acquire in the future. Some of those shares may be offered and subscribed for prior to September 30, 2000. Our company currently anticipates that between $1,000,000 to $2,000,000 of the $7,000,000 in shares of its common stock will be privately placed and that the balance will be offered publicly. The offering price will be tied to the market price at the time of offering except for small discounts if a rights offering to existing stockholders is involved, somewhat larger discounts for shares privately placed and material discounts if the shares are purchased by Yankees in the event other potential subscribers are not available. Our company cannot, however, currently provide any realistic estimates as to what such prices will be since they will depend on market conditions, our company's success in making profitable acquisitions that appeal to the investing public, and other factors beyond our company's control.

HOLDERS OF OUR COMPANY'S COMMON STOCK

     The number of record holders of our company's common stock, $0.01 par value (its sole class of common equity) as of the close of business on August 31, 2000, was approximately 2,280. Approximately 73 holders are securities firms holding customer securities in street name, approximately representing an additional 1,500 beneficial stockholders. Consequently, our company estimates that it currently has approximately 3,783 stockholders.

DIVIDENDS

     Our company has not declared any dividends on our company's common stock and do not expect to do so at any time in the foreseeable future. There are currently no restrictions on our company's ability to declare dividends in the future, other than restrictions applicable to all Delaware corporations involving the source of funds for payment of dividends and their effects on our company's solvency. In the future, our company may use loans from financial institutions for acquisitions and development. If it does, it is likely that such institutions would require restrictions on the payment of dividends based on traditional financial ratios designed to predict our company's ability to repay such loans. However, no specific predictions as to any such restrictions can be made at this time.

     Our company's consulting activities may result in the distribution of shares of other issuer's common to our company's stockholders. To date, only one issuer has agreed to do so and it is anticipated that approximately 500,000 shares of the common stock of Funds America Finance Corporation will be distributed to the stockholders of our company, as reflected on its stock transfer records as of June 17, 1999, subject to the condition precedent that they first be registered under the Securities Act. A registration statement has been filed and is pending resolution of Commission comments.

RECENT SALES OF UNREGISTERED SECURITIES

     During the last three years, our company issued 8,631,524 shares of its common stock, options or warrants to purchase 6,585,653 shares of its common stock, of which 1,258,980 have either been exercised, expired or terminated and, 78,833 shares of its Class A Preferred Stock. Details of such issuances are contained in our company's report on Form 10-KSB for the year ended June 30, 1999 and in its reports on Form 10-QSB for the calendar quarter ended September 30, 1999, December 31, 1999 and March 31, 2000. As permitted by Commission Rule 12b-23, such information is incorporated by reference herein. Since April 1, 2000, our company has issued the securities listed in the following tables without registration under the Securities Act in reliance on the exemptions from registration requirements cited. Footnotes for all tables follow the last table.

Common Stock:

                  Amount of                                   Total             Total            Registration
                  Securities                                  Offering          Discounts        Exemption
Date              Sold              Subscriber                Consideration     or Commissions   Relied on
----              -----             ----------                -------------     --------------   ---------

April 8           200,000           Palmair, Inc.             $4,000(9)         None             (1)
May 11            377,099           Mr. & Mrs. Cunningham     (10)              (10)             (1)
May 11            114,504           Yankees, as escrow agent  (10)              (10)             (1)
May 11            80,916            Bruce Brashear, Esquire   (10)              (10)             (1)
May 11            19,542            Yankees                   (10)              (10)             (1)
May 11            9,427             Michael D. Umile          (10)              (10)             (1)
May 11            9,427             J. Bruce Gleason          (10)              (10)             (1)
May 11            8,869             George Franjola           (10)              (10)             (1)
May 11            4,987             K. Walker Ltd.            (10)              (10)             (1)
May 11            5,000             Lawrence R. Van Etten     (10)              (10)             (1)
May 16            200,000           K. Walker Ltd.            $50,000           None             (2)
May 16            16,667            K. Walker Ltd.            $10,000.20        None             (2)
May 31            200,000           Xcel Associates, Inc.     (11)              (11)             (2)
June 5            56,000            Yankees                   $7,000            (3)              (2)
June 5            50,000            George Franjola           $12,500           None             (2)
June 5            50,000            John Franjola             $12,500           None             (2)
June 5            28,000            Lawrence R. Van Etten     $7,000            None             (2)
June 5            28,000            Linda Van Etten           $7,000            None             (2)
June 30           700,000           Yankees                   (12)              (12)             (2)
June 30           50,000            Lawrence R. Van Etten     (12)              (12)             (2)
June 30           9,000             George Franjola           (12)              (12)             (2)
June 30           20,000            Coast to Coast Realty     (12)              (12)             (2)
June 30           5,000             Vanessa H. Lindsey        (12)              (12)             (2)
June 30           2,000             Nancy Molinari            (12)              (12)             (2)
June 30           2,000             Sally Stoberg             (12)              (12)             (2)


Convertible Securities
Options & Warrants:

                  Amount of                                   Total             Terms of         Registration
                  Securities                                  Offering          Conversion       Exemption
Date              Sold              Subscriber                Consideration     or Exercise      Relied on
1999:
August 19         100,000           Michael H. Jordan         $69,000           $0.69 per share  (2)
October 26        50,000            Saul B. Lipson            $53,125           $1.0625 per share(2)
November 11       15,000            Vanessa H. Lindsey        $19,200           $1.28 per share  (2)
2000:
March 6`          100,000           Debra Elenson             (8)               $0.75            (2)
March 6           50,000            Jonathan Eichner          (8)               $0.75            (2)
March 8           (5)               Stock Option Plan         (5)               (5)              (2)
March 12          5,000             G. Richard Chamberlin     (13)              $1.50            (2)
May 22            100,000           Lawrence R. Van Etten     $56,000           $0.56            (2)
May 22            50,000            Lawrence R. Van Etten     $30,000           $0.60            (2)
May 26            50,000            David K. Cantley          $28,125           $0.5625          (2)

Class A Preferred Stock:
                  Amount of                                   Total             Terms of         Registration
                  Securities                                  Offering          Conversion       Exemption
Date              Sold              Subscriber                Consideration     or Exercise      Relied on
2000:
July 3            6,000             Bolina Trading Corp.      $30,000           $5.00            (2)
July 7            3,600             Bolina Trading Corp.      $18,000           $5.00            (2)
July 27           8,000             Bolina Trading Corp.      $40,000           $5.00            (2)
August 15         46,000            Yankees                   $115,000(14)      $2.50(14)        (2)
August 15         3,393             K. Walker LTD             $16,965(15)       $5.00 (15)       (2)
September 30      11,480            Palmair, Inc.             $29,600           $2.50            (2)


Notes to All Tables

(1) Section 4(2) of the Securities Act. In each case, the subscriber was required to represent that the shares were purchased for investment purposes, the certificates were legended to prevent transfer except in compliance with applicable laws and the transfer agent was instructed not to permit transfers unless directed to do so by our company, after approval by its legal counsel. In addition, each subscriber was directed to review our company's filings with the Commission under the Exchange Act and was provided with access to our company's officers, directors, books and records, in order to obtain required information.

(2) Section 4(6) of the Securities Act. In each case, the subscriber was required to represent that the shares were purchased for investment purposes, the certificates were legended to prevent transfer except in compliance with applicable laws and the transfer agent was instructed not to permit transfers unless directed to do so by our company, after approval by its legal counsel. Each subscriber was directed to review our company's filings with the Commission under the Exchange Act and was provided with access to our company's officers, directors, books and records, in order to obtain required information; and, a Form D reporting the transaction was filed with the Commission.

(3) No commissions or discounts were paid to anyone in conjunction with the sale of the foregoing securities, except that Yankees exercised preferential subscription rights granted by our company in Yankees' consulting agreement or that it may be entitled to compensation based on the terms of its consulting agreement with our company.

(4) Option to purchase 12.5% of our company's outstanding and reserved capital stock (including all securities convertible into capital stock) outstanding or reserved, measured immediately following exercise of the option, in consideration for an aggregate of $90,000. The option was originally granted during November of 1998 and covered 10% of our company's outstanding or reserved common stock only, with the exercise price being $60,000. It was granted as a portion of consideration granted to Yankees under its consulting agreement with our company, in exchange for Yankees agreement to forego hourly and document licensing fees for a period of 365 days. During November of 1999, our company requested that the consulting agreement be renegotiated to extend for another year the waiver of Yankees' hourly and document licensing fees and in conjunction with the resulting amendment, the current terms were adopted. The amendment was disclosed in a report on Commission Form 8-K filed by our company on December 16, 1999. The number of shares issuable cannot be determined with certainty, The transaction and option agreement are more fully described in our company's report on Form 10-QSB for the quarter ended September 30, 1998, its Form 10-KSB for the years ended December 31, 1998 and June 30, 1999, and the report on Form 8-K filed on December 16, 1999. For purposes of these tables, it has been assumed that the option will cover 2,500,000 shares since only 20,000,000 shares of common stock are authorized; however, the number may be different based on the actual number of outstanding and reserved shares of capital stock.

(5) Non-qualified stock options and incentive stock options, the terms of which, including price, will be determined prior to issuance. It is anticipated that the exercise price will be 85% or greater of the last transaction price reported on the OTC Bulletin Board or other designated quotation medium on the date of grant. Our company's stock plan was approved by our company's board of directors on August 5, 1999 and ratified by the holders of a majority of our company's outstanding common stock by a written consent in lieu of special meeting on October 8, 1999. The stock plan was described in detail in Item 5 of our company's report on Form 8-K filed with the Commission on September 9, 1999. On March 8, 2000 the plan was amended from 1,000,000 to 2,000,000 shares. At our company's annual meeting, stockholders will be asked to ratify the plan and to adopt a similar plan for the fiscal year ending on June 30, 2001.

(6) Option permitting him to acquire between 70% to 80% of WRI's common stock (see "Item 1, Part 1, Description of Business- the Acquisition of Wriwebs.com, Inc.").

(7) Represents the shares issuable to former Trilogy stockholders pursuant to the terms of its ten year incentive stock options (90,667 shares) issued to Trilogy employees and consultants and five year stock purchase warrants issued to Trilogy investors (248,273 shares), which were converted into the right to purchase shares of our company's common stock on a three options or warrants for one share basis, at $0.75 per share.

(8) Represents shares reserved for issuance upon exercise of common stock purchase warrants granted to two stockholders who regularly participated in private placements of our company's securities during the current fiscal year. The warrants are exercisable at $0.75 per share and were issued on March 6, 2000.

(9) On December 11, 1998, Mr. Scimeca received options to purchase 200,000 shares of our company's common stock, at an exercise price of $0.02 per share as his only compensation from our company for services in all capacities. Mr. Scimeca transferred all of his rights to our company's securities, including those reflected in this table, to Palmair, Inc., a Bahamian corporation, with an address at 55 Frederick Street, Box CB-13039; Nassau, Bahamas ("Palmair"). Chrisje Gentis-VerMeulen, an individual with an address at Brouwrij 8; Breukelen (UTR) 3621, The Netherlands ("Ms. Gentis-VerMeulen"), is listed as the record stockholder and director of Palmair. The option was exercised by Palmair, Inc. on April 8, 2000.

(10) Shares of common stock issued to Gerald A. and Leigh A. Cunningham, former stockholders of Lorilei who were officers or directors thereof, in exchange for their Lorilei shares and to Yankees and its designees pursuant to the terms of its consulting agreement with our company in consideration for its role in arranging the acquisition. A portion of the shares are being held by Yankees as escrow agent (114,504 shares) and by Bruce Brashear, Esquire as escrow agent (80,916 shares).

(11) On May 31, 2000, our company entered into a settlement agreement with Xcel Associates, Inc. A copy of the settlement agreement was filed as an exhibit to a current report on Form 8-K filed with the Commission on June 15, 2000, and is incorporated by reference as an exhibit to this report, as permitted by Commission Rule 12b-23 (see "Part III, Item 13, Exhibits and Reports on Form 8-K").

(12) At the issuers request, Yankees converted $98,5000 of debt to equity ( a total of 788,000 shares of common stock ). A portion of the 788,000 shares received by Yankees was given to persons by Yankees.

(13) Represents an option to purchase 5,000 shares of our company's common stock at $1.50 per share granted to G. Richard Chamberlin, Esquire, then our company's general counsel, for legal services in conjunction with the acquisition of Vista.

(14) At the issuers request, Yankees converted $115,000 of debt to equity (a total of 46,000 shares of preferred stock).

(15) At the issuers request, K. Walker converted $16,965 of debt to equity (a total of 3,393 shares of preferred stock).

Preferred Stock:

     Our company is authorized to issue 5,000,000 shares of preferred stock, $0.01 par value, the attributes of which are to be determined by our company's board of directors prior to issuance, on a case by case basis. Pursuant to the provisions of Section 151(g) of the Delaware General Corporation Law, our board of directors authorized the creation of a class of preferred stock designated the Class A Preferred Stock with the following attributes:

Amount designated:         500,000 shares.

Dividends:                 The  holders  of  shares of the  Preferred  Stock are
                           entitled to receive, out of the assets of our company legally available therefore, and as and when declared by our company's board of directors, dividends of every kind declared and paid to holders of our company's common stock, at a rate per share twenty times that paid per share of common stock. Each dividend will be paid to the holders of record of shares of the Class A Preferred Stock as they appear on the stock register of our company on the last day of the month next preceding the payment date thereof.

Conversion:                The holders of shares of the Class A Preferred  Stock
                           will have the right, at their option, to convert all or any part of such shares into shares of common stock of our company at any time on and subject to the following terms and conditions:

                           The shares of Class A Preferred Stock are convertible at the office of transfer agent for the Class A Preferred Stock (the "Transfer Agent"), and at such other place or places, if any, as our company's board of directors may designate, into fully paid and non-assessable shares (calculated as to each conversion to the nearest 1/100th of a share) of common stock.

                           The number of shares of common stock issuable upon conversion of each share of the Class A Preferred Stock will be equal to the greater of:

                           (1) Twenty shares of common stock (the "Set Conversion Rate"); or

                           (2) The number of shares of common stock obtained by dividing the gross price at which the preferred shares were issued by our company (the "Issuance Price") by 80% of the closing price for our company's common stock, as reported on the public stock
                                    market  or  securities   exchange  (in  both
                                    cases,  registered as such by the Commission
                                    having the highest average trading volume in
                                    our  company's  securities  (for purposes of
                                    illustration,     the    following,    being
                                    acceptable: The New York Stock Exchange, the
                                    NASDAQ  Stock  Market,  the  American  Stock
                                    Exchange, the OTC Bulletin Board operated by
                                    the  NASD,   the   Electronic   Pink  Sheets
                                    operated  by the  National  Daily  Quotation
                                    System,  Inc.),  on the  day the  notice  of
                                    conversion   provided   to  our  company  is
                                    executed   and  dated  by  the  holder  with
                                    medallion  signature  guarantee (the "Market
                                    Conversion Rate").

Adjustments:        The Set Conversion  Rate in effect at any time is subject to adjustment designed to prevent dilution.

Liquidation rights. In the event of any liquidation or dissolution or winding up of our company, voluntary or involuntary, the holders of the Class A Preferred Stock are entitled to receive, subject to the rights of any other class of stock which ranks senior to the Class A Preferred Stock as to distribution of assets on liquidation, but before any distribution is made on any class of stock ranking junior to the Class A Preferred Stock as to the payment of dividends or the distribution of assets (including, without limitation, our company's common stock, a sum per share of Class A Preferred Stock equal to the Issuance Price per share.

Voting Rights:      The Class A  Preferred  Stock will  entitle  its  holders to twenty votes for every share held on terms identical to those of holders of twenty shares of common stock, or if there is more than one class or series of common stock outstanding, equal to twenty votes by those of shares of common stock having the greatest voting rights per share.

     A certificate of designation creating the Class A Preferred Stock was filed with the State of Delaware on July 3, 2000. As of September 30, 2000, 78,833 shares of the Class A Preferred Stock have been issued, in each case relying on the exemption from registration requirements imposed by the Securities Act pursuant to Section 4(6) thereof. The foregoing summary information is qualified in its entirety by reference to the certificate of designation, a copy of which has been filed as an exhibit to this report, see Part III, Item 13(a), Exhibits Called for by Item 601 of Regulation SB.


       ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Our Company's Target Market

     Our company believes that small to mid sized businesses and organizations (including departments of larger enterprises) are increasingly demanding one-stop Internet solutions due to the difficulty and expense of managing and integrating the products and services of multiple vendors, using continually changing technology. If our company becomes a total solution provider through acquisition of the required component companies our company's clients will be able to capitalize on the wide variety of technological opportunities made possible by the Internet. Such capability would permit our company's customers to use our company's multi-disciplinary technology and business services on an as-needed basis or as part of a custom-designed one-stop package.

     When our company's current strategic plan is implemented it will be able to offer a powerful blend of solutions and services to its clients, giving them the ability to maximize their Internet and computer network investments by integrating all of the tools and services necessary to fully implement their solutions. Our company's core services will include programming and applications development; network services; Internet consulting and training; Internet access services; including wireless access; web-site hosting; Internet advertising and marketing solutions geared to emerging technologies; international telephony; and, research and development of cutting edge communications solutions. Our company intends to provide its clients with custom-tailored solutions based on flexibility and willingness to consult and work with them rather than forcing them to use pre-defined methodologies and solutions. While our company's approach will be more expensive than the many generic, pre-packaged solutions available, they will specifically address all aspects of clients specific requirements in the manner best suited to a client's unique needs and goals. Our company believes that by making its clients more competitive, its solutions will prove to be not only cost effective, but more profitable alternatives.

Our Company's Strategic Objective

         Our company's strategic objectives are:

* To become a total solutions provider of Internet services to consumers and small to mid sized businesses and organizations, including not only technical and software solutions, but a full range of communications services, including state of the art nationwide advertising and marketing services geared to emerging technologies; and

* To acquire or develop and then market state of the art Internet related services and products.

     Our company is attaining its goals through internal initiatives, the acquisition of complementary businesses and the recruitment of promising personnel from businesses where potential for immediate growth is curtailed. To achieve these objectives our company's strategy is to offer existing businesses that require expansion capital an opportunity to become members in a federated corporate model, where, subject to meeting business plans and projections and compliance with corporate standards, subsidiaries are granted substantial management independence and access to centralized resources involving capital, legal and auditing services and coordinated strategic planning. In addition, our company intends to recruit individuals with special talents and abilities who are dissatisfied with their existing positions in leading edge companies and either assign them to existing subsidiaries, or, in appropriate circumstances, develop new subsidiaries or divisions based on their special expertise.

PLAN OF OPERATION

General

     Our company is currently a holding company with one affiliate, Wriwebs.com, Inc. ("WRI") (formerly known as American Internet Technical Center, Inc.), and a wholly owned operating subsidiary AmeriNet Communications, Inc. In addition, our company retains a 19% equity interest in Trilogy and a 19% equity interest in Vista. Our company is also negotiating to acquire the domestic operations of WeCU, Ltd., a Panamanian corporation, see "Strategic Transactions and Domestic Operations of WeCU, Ltd.".

     As a holding company, our company provides its subsidiaries with centralized functions such as accounting, legal, auditing and reporting services. At the beginning of the current fiscal year our company's plan of operation  was to  acquire  operating  companies  that  could  benefit  from our company's public reporting and trading status, from the experience of our company's directors, and from economies resulting from consolidation of non-operating aspects of their business at the holding company level. The companies targeted for acquisition were those that our company believed would create synergy with existing subsidiaries, enhancing each others profitability and permitting each subsidiary to concentrate on the continued development of its core business without the distractions inherent in operating independently in a highly regulatory environment.

Strategic Transactions

     Since the beginning of the fiscal year starting on July 1, 1999, our company;

* Restructured its transaction with American Internet, recovering most of the securities issued in exchange for American Internet's capital stock and terminating all rights to additional consideration. It then acquired WRI through a merger with American Internet which became effective on November 12, 1999.

* Provided its affiliate WRI with $100,000 in expansion capital at the closing of the merger with American Internet and an additional $111,515 as of the date of this report. Our company anticipated providing WRI with up to an additional $88,485 prior to June 30, 2000 subject to WRI's compliance with its obligations under its acquisition agreement; however, additional funding was not provided because of WRI's failure to perform as represented and due to issues concerning the Caputa option that have not been resolved. Our company does not anticipate providing additional funding to WRI in the foreseeable future.

     On December 1, 1999 our company acquired a second subsidiary, Trilogy. Based upon the business plan and pro-forma income and expense projections provided to our company by Trilogy's management, our company anticipated providing up to $900,000 in expansion capital to Trilogy by June 30, 2000. $250,000 was provided at the closing of the acquisition and an additional $422,015 was provided through May 5, 2000 for total funding as of June 30, 2000 of $672,015. On May 15, 2000, Yankees, our company's primary lender and provider of investment capital, advised our company that it was suspending the availability of capital for use by Trilogy based upon Trilogy's failure to meet its projections and its continued lack of progress towards profitability. Yankees recommended that our company spin off Trilogy by June 30, 2000. Our company decided not to seek alternative sources of capital for Trilogy and entered into a superseder & exchange agreement, effective as of June 30, 2000, pursuant to which our company's loans to Trilogy were extinguished, 1,051,726 of the 1,817,273 shares of our company's common stock issued to acquire Trilogy were returned by Trilogy's founders, new investors agreed to make an equity investment in Trilogy of at least $300,000 and our company retained a 19% equity interest.

     On March 13, 2000, our company acquired a third subsidiary, Vista. The acquisition involved an exchange of 220,000 shares of our company's common stock with Vista's stockholders; the issuance of 66,667 shares of our company's common stock to a creditor of Vista for the conversion of a loan due from Vista in the amount of $180,000 and the issuance of 22,000 shares of our company's common stock to Yankees and parties instrumental in arranging the acquisition. At the closing of the acquisition our company provided initial funding to Vista in the amount of $125,000. Our company anticipated Vista's need for additional expansion capital and planned to invest up to an additional $525,000. Subsequent to the closing our company provided an additional $10,265 to Vista for a total funding as of June 30, 2000, of $135,265; however, it then discovered that the financial statements provided by Vista did not accurately reflect Vista's net worth or its historical profitability. Based upon operating results for the two months following the acquisition it was also our company's opinion that the pro forma projections of future earnings presented by Vista's management had been overstated and that its ability to reach its projected goals were doubtful. Based on this information, Yankees advised our company that it was suspending the availability of capital for use by Vista and recommended that the acquisition of Vista be rescinded. Our company accepted Yankees recommendation and initiated negotiations for rescission of the acquisition. The rescission provided that all stock issued to former Vista stockholders and Vista creditors be returned to our company, that our company return the Vista stock it had acquired and that the $135,265 loan due our company from Vista be converted into a 19% equity interest in Vista. The agreement was finalized on June 30, 2000.

     On May 11, 2000 our company acquired Lorilei . Lorilei's capital stock was acquired in exchange for 572,519 shares of our company's common stock. Additionally, 57,272 shares of our company's common stock was issued to Yankees and its assigns pursuant to Yankees' rights, under its consulting agreement with our company. Initial funding was provided to Lorilei by our company at the closing of the acquisition in the amount of $100,000. At June 30, 2000 our company had advanced an additional $7,000 to Lorilei and at September 28, 2000 had provided a total of $224,000 in funding.

     As a material subsequent event, our company entered into a letter of intent on August 27, 2000, modified on September 21, 2000, with WeCU, Ltd., a Panamanian corporation, and with its United States affiliate, Qubic Development, Inc., a Florida corporation, for the acquisition of $1,500,000 in computer and communications hardware and all of WeCU's United States Internet and communications related operations. As contemplated at the time this report was filed with the Commission, the acquisition would be effected through the issuance of shares of our company's common stock in an amount equal to the audited value of the WeCU tangible assets acquired divided by the average closing price for our company's common stock during the ten trading days preceding the closing, as reported on the overt the counter electronic bulletin board system operated by the NASD. Additional shares of our company's common stock would be issued to WeCU, Ltd., based on the performance of the acquired operations over a period of years, under terms still being negotiated. Our company would have the opportunity of developing a number of domestic and international Internet and communications projected initiated by WeCU, Ltd., should it agree to invest the required capital, on a case by case basis. Minimal anticipated investment in the WeCU, Ltd. domestic Internet operations would be in the $150,000 range to cover operating income shortfalls during two months in conjunction with its current expansion from a regional Internet company in the Tampa Bay, Florida area, to a national operation.

Strategic Plan

     During November of 1998, our company's management set a goal of acquiring companies that met the characteristics set forth below in order to maximize its profitability and derive value for our company's stockholders:

First: An Internet infrastructure company capable of providing clients with a competitive presence on the Internet at competitive prices and which could serve as a platform for the marketing of goods and services to its subscriber base;

Second:   An advertising agency specializing in advertising over the Internet;

Third: A research and development subsidiary dedicated to developing cutting edge Internet products or services, recruiting talented cutting edge personnel and providing them with reasonably affordable resources to permit development of new products and services; and

Fourth:   Companies   marketing   profitable  goods  and  services  through  the
          Internet.

     Our company believes that the acquisition of Lorilei and WRI accomplished major elements of the first two goals. The acquisitions of Trilogy and Vista were designed to attain the third goal. However, our company's management quickly perceived that the benefits of the anticipated synergy were not recognized by the financial community and that their capital requirements, the risks associated with their businesses and, in the case of Vista, its inability to provide required financial data, did not justify the fiscal investment required. Consequently, our company entered into a series of agreements as a result of which its interest in Trilogy and Vista was reduced below 20% and its obligations to provide additional funds and issue additional securities were terminated.

     Our company sought to acquire Custom Software Systems, Inc. ("CSSI") and iDVDBOX, Inc. ("iDVD") in conjunction with attainment of the third goal. It abandoned the acquisition of CSSI when it determined that, despite the first class quality of its personnel, its financial requirements presented an unacceptable degree of risk. The acquisition of iDVD was abandoned based on an inability to reach mutually acceptable terms. At the suggestion of our company's new president, our company's board of directors determined to concentrate on the integration and expansion of its current operating subsidiaries rather than on acquisitions of new businesses, and to develop the research and development goals of its strategic plan through internal development rather than acquisition of existing businesses. That decision was modified when the opportunity to acquire the domestic operations of WeCU, Ltd. become available.

     During the balance of the 2001 fiscal year, our company intends to acquire the domestic operations of WeCU, Ltd., and to integrate and reorganize its operations in order to minimize costs, optimize operating and marketing efficiency and best use of available personnel. In order to accomplish such goals, our company has re-evaluated its intent to permit subsidiaries to operate independently, subject to our company's supervision and coordination and intends to take a more active role in management of AmeriCom, where our company's senior management has assumed corresponding offices.

     Yankees has advised our company that the most difficult aspects of our company's strategic plan involves recruitment and retention of competent, dedicated personnel and our company's ability to adequately communicate the synergistic benefits of its subsidiaries to the investment community. Our company's management agrees and among the strategic priorities for the fiscal year ending on June 30, 2001, it plans to emphasize personnel recruitment and establishment of ongoing investment banking relationship with an appropriate full service investment banking firm, not only for purposes of providing our company's subsidiaries with expansion capital, but also in order to make our company better known to securities analysts and the investment community.

Funding Requirements

     From June 24, 1999 until September 26, 2000, our company provided its subsidiaries with approximately $1,451,654 in loans for implementation of their strategic and operating plans. Our company anticipates that it will be required to arrange for infusions of capital in conjunction with most if not all of the other acquisitions that it may undertake in the foreseeable future. The proper funding of our company's subsidiaries is essential to our company's business success. While it has been successful in meeting its funding commitments to date, no assurances can be provided that required funding will continue to be available. The absence of required funding in the future would have a materially detrimental impact on our company's business and the value of its securities.

Operating Subsidiaries

WRI

     WRI's immediate objective is to create a public presence through a new marketing campaign designed to increase sales and hosting of affordable web sites. Although there are hundreds of thousands of Internet web sites, many potential customers are unaware of the low cost and high yield potential of an Internet presence. WRI has been able to reach only a minute segment of this potential market through referrals and direct business-to-business solicitations and intend to materially expand its market share.

     WRI's second objective is to expand its high-end web division. This division bills hourly rates at over $125.00 per hour, providing significant potential monthly billing revenues. By assessing the customer's needs, WRI creates a custom designed virtual store built to the customer's exact specifications.

     The key to WRI's future success is marketing. WRI needs to reach businesses and individuals who have not currently built web sites, who would like to upgrade their already existing sites, or who are capable and prepared to fund the creation of a first class presence for their existing business on the Internet.

AmeriCom

     AmeriCom's goals pertaining to The Firm Multimedia division's clients is to provide high-quality content that creates demand for their products and services; to offer candid, constructive consultative advice that results in increased sales; to generate effective exposure (such as commercial leased access to cable systems) that is not easily duplicated by potential competitors; to anticipate and implement opportunities made possible by emerging technologies; and, to meet their personalized requirements in a creative, effective, timely and reliable manner.

     AmeriCom intends to expand its sales staff in specialized market segments, open additional sales offices in geographically targeted areas and grow by acquisition of companies it feels are synergistic with its operations and which lack its in-house production capabilities. In order to increase its own client generation capabilities, AmeriCom intends to recruit professional sales personnel to operate from AmeriCom's operations center in Ocala, Florida (including lead generation specialists, sales supervisors, problem resolution expediters and telemarketers). Concurrently with such recruitment drive, AmeriCom intends to launch self-promoting, advertising and marketing campaigns in the areas targeted for expansion using participation in industry award generating activities; participation in national, regional, state and local community affairs; co-participation with educational institutions, clients and targeted potential clients in charitable, educational and civic affairs; national DRTV print and directory advertisements; regional business publication print advertisements; keyword-driven Internet banner advertisements; business to business ("B2B") direct mail; and, B2B telemarketing.

     As currently contemplated based on plans proposed by Lorilei's management, AmeriCom's regional sales offices will initially be in the Central Florida area and in areas where it can use facilities and personnel shared with other AmeriNet subsidiaries in South Florida. Then, based on marketing and personnel recruitment opportunities presented, additional sales offices will be established:

* In all major state regions (e.g., the Florida "panhandle," Tallahassee, Jacksonville, Daytona, Orlando, Tampa- St. Petersburg-Clearwater, Sarasota, Melbourne-Jupiter-Stuart, Palm Beach-Boca Raton, Fort Lauderdale-Hollywood, Dade County and the Florida Keys);

* In the United States Southeast (Atlanta, Charleston-Savannah, Charlotte, Nashville-Memphis, Richmond- Washington D.C.-Baltimore), and

* In major United States metropolitan areas (New York City, Chicago, Dallas, Phoenix, Los Angeles, San Francisco).

     Based on available marketing and personnel opportunities, AmeriCom intends to staff its sales offices with account executives and problem resolution expediters. Because of the extremely cost effective business operational and personal living costs and the abundance of technical and professional personnel found in the Ocala-Gainesville area, AmeriCom intends to maintain and expand its production facilities in Central Florida, from which it will service its regional offices. However, more active regional offices that require non-sales personnel in order to service local requirements will be expanded based on an analysis of the existing client opportunities, potential for client growth, and risks presented by such expansion.

     Beginning in fiscal year 2001, AmeriCom anticipates that it will seek to acquire other marketing and advertising firms as a method of increasing market share and overall sales volume; acquiring targeted clients; recruiting experienced personnel; and, expanding its geographic presence; adding complimentary services (e.g., direct response fulfillment). Acquisitions may also be undertaken in order to acquire specific products or services which management believes could have considerable profit potential compatible with AmeriCom's marketing methods and capabilities. Acquisitions may be undertaken in a manner that does not conform to AmeriNet's current policies (acquisitions solely for stock with funds provided only to fund expansion related activities) because, unlike the situation with AmeriNet, where management of the acquired companies is expected to remain, it is likely that management could be superfluous in acquisitions for the purposes described. In such case, AmeriCom, either through AmeriNet or through other sources, would have to provide cash as a material component and such cash would be unavailable for other corporate purposes. A poor acquisition decision could have materially negative affects on AmeriCom's business.

     Only its initial expansion goals are covered by AmeriCom's current capital budget which it anticipates AmeriNet to fund. Thereafter, subject to AmeriNet's approval, expansion may be funded from operating income, loans from commercial sources or equity investors. AmeriCom's management believes that increased sales volume from expansion of its client base will generate material economies of scale that will enhance AmeriCom's price competitiveness while enabling it to maintain technological and service superiority, increasing the profitability of all of its divisions.

     Although AmeriCom's management believes the foregoing goals are attainable, no assurances can be provided that they will be accomplished.

Domestic Operations of WeCU, Ltd.

     As a material subsequent event, our company is currently negotiating to acquire the domestic tangible assets and Internet and communications operations of WeCU, Ltd., a Panamanian corporation, through its domestic affiliate Qubic Development, Inc., a Florida corporation.

     WeCU, Ltd. (pronounced "we see you;" http://www.wecu.com) is an international wireless television, communications and Internet services provider with facilities owned through affiliates in Tampa, Florida, and San Jose, Costa Rica that provide clients with wireless Internet and cable services using multi-channel, multi-point distribution system ("MMDS") technology. MMDS technology is environmentally friendly, easier and less expensive to install than traditional wired systems. MMDS systems are capable of simultaneously broadcasting over 120 channels using super high microwave frequencies ("SHF") and can be encoded for pay per view and subscriber services. Applications include television, pay per view, interactive television and Internet access.


     WeCU, Ltd. has represented to our company's management that:

*    It  has  assets  valued  at   $2,700,000,   liabilities   of  $500,000  and
     shareholders' equity of $2,200,000;

* It has accumulated sales for the first three quarters of its current fiscal year in excess of $1,600,000 and projects revenues for the fiscal year ending September 30,2001, in excess of $30,000,000;

* Its management has more than a century of combined experience in satellite communications, microwave communications and MMDS and it operates one of the oldest ISP's in the United States.

     Our company and WeCU, Ltd. have entered into a letter of intent pursuant to which AmeriCom would acquire all of the domestic Internet operations of WeCU, Ltd. from its United States affiliate, Qubic Development, Inc. ("Qubic"). The acquisition would include:

* Exclusive domestic rights to Qubic's operations as a reseller of hardware and software for KLG Group, a Canadian Co., The ViewSonic Corporation, 3Com Corporation, Robohelp Inc, Symantic LL Exchange; Goldmine Incorporated, a California corporation, and, Symantec Corporation.

*        Qubic's  domestic   multi-channel,   multi-point   distribution  system
         ("MMDS")   technology  which  provides  economic  and   environmentally
         friendly wireless television and Internet access;

* $1,500,000 in hardware used in WeCU, Ltd.'s Tampa, Florida based Internet operations, using the domain names CFT.net, CFTNet.com and WeCUCommunicating.com; and

* Software; non-exclusive rights to use intellectual property; and, personnel and clients used in WeCU, Ltd.'s Tampa, Florida based Internet operations, using the domain names CFT.net, CFTNet.com and WeCUCommunicating.com.

     As a result of the acquisition, AmeriCom would have the capability of offering the following services on a nation-wide basis: ADSL; dedicated V90.ISDN; frame relay consulting and network management; streaming video (commercial and personal); IP web hosting commercial services; virtual co-location; residential basic dial-up, regular dial-up, enhanced dial-up and premium dial-up; DNS transactions and; domain name search. Subscribers to AmeriCom's resulting Internet services would enjoy access to free e-mail; voice chat; Java games; music, books, CD's and videos; children's stories; shopping; and, streaming sports video. AmeriCom 's InterNet services would operate under the WeCU trade name and have domestic access to all of WeCU, Ltd.'s intellectual property including the registered trademarked and copyrighted "seeking eyes" logo. Detailed information concerning the WeCU, Ltd. operations to be acquired by AmeriCom can be obtained by reviewing WeCU, Ltd.'s Internet website and information center at www.wecu.com.

     The definitive agreement is expected to be closed on prior to December 31, 2000 provided that an independent audit of WeCU, Ltd.'s domestic assets and operations for the last two fiscal years has been completed on or before December 15, 2000. Pursuant to the terms currently being considered, the WeCU, Ltd. Internet assets and operations would be acquired in exchange for shares of our company's unregistered common stock to be issued in reliance on Section 4(6) of the Securities Act, in an amount based on the auditable value of WeCU, Ltd.'s assets which have been represented by WeCU, Ltd. as in excess of $1,500,000 and the average price of our company's common stock during the ten trading days preceding the closing. Additional shares would be issued to WeCU, Ltd., based on the net, after-tax profits of the acquired operations at a rate and over a period still being negotiated. WeCU, Ltd. would have the right to designate half of AmeriCom's board of directors as well as its president and to designate two members to our company's board of directors, one of which would also be a member of its executive committee. While our company's management and management of WeCU, Ltd. are optimistic that a definitive agreement will be negotiated and executed prior to October 31, 2000, in light of material items under discussion no assurances to that effect can be provided. In addition, even if an agreement is executed, it will contain conditions to closing tied to, among other things, the results of the independent audit of WeCU, Ltd.'s domestic assets and operations.

     Based on their experience in conjunction with the acquisition of WeCU, Ltd.'s domestic operations, our company and WeCU, Ltd. will consider the desirability of acquiring the balance of WeCU, Ltd.'s assets and operations under terms which could eventually lead to WeCU, Ltd.'s acquisition of control of our company based on a plurality common stock ownership position.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

     The consolidated income statement for our company for the year ended June 30, 2000 includes operations of the holding company AmeriNet Group.com Inc. for the full year ended June 30, 2000; its former subsidiary American Internet for the 5 months ended November 30, 1999 and its wholly owned subsidiary Lorilei Communications, Inc. ("Lorilei") for the one month ended June 30, 2000.

     Effective December 1, 1999, American Internet was merged with WRI. Since WRI's former principal stockholder has an option to acquire between 70% and 80% of WRI's common stock until November 11, 2001, generally accepted accounting principals do not permit consolidation of WRI's financial statements with those of our company. Rather, the WRI affiliate is accounted for as though our company had acquired between 20% and 30% of WRI's common stock as an investment. Therefore, 20% of WRI's profits or losses are reported by our company as "equity in losses of subsidiary WRI" for the 7 months ended June 30, 2000.

     In our company's reports on Form 10-QSB to the Securities and Exchange Commission for the periods ended December 31, 1999 and March 31, 2000 the financial statements of our company's former subsidiary Trilogy were consolidated with those of our company. For the year ended June 30, 2000, due to the sale of an 81% interest in Trilogy, the financial statements of Trilogy are not consolidated with our company but rather the loss from operations of Trilogy for the 7 months ended June 30, 2000 are reported under "Discontinued Operations".

     Because our company's former subsidiary Vista was acquired effective April 1, 2000 for accounting purposes and the acquisition was rescinded effective June 30, 2000, the financial statements of Vista are not consolidated with those of our company for the year ended June 30, 2000, but rather the loss from operations of Vista for the 3 months ended June 30, 2000 are reported under "Discontinued Operations" but are recovered as a corresponding gain under "Loss from Disposition of Assets".

     Effective June 30, 1999, our company changed its fiscal year end from December 31 to June 30. For the year ended June 30, 2000, our company reported revenues of $255,053 compared to zero revenues for the 6 months ended June 30, 1999. For the year ended June 30, 2000, our company reported cost of revenues of $210,293 and a gross profit of $44,760 compared to no cost of revenues and no gross profit for the 6 months ended June 30, 1999. For the year ended June 30, 2000, our company reported a net loss of $7,522,303 compared to a net loss for the 6 months ended June 30, 1999 of $265,218.

     Our company had selling, general and administrative expenses of $2,651,543 for the year ended June 30, 2000 compared to $256,218 for the 6 months ended June 30, 1999. Of the $2,651,543 total, $165,591 was expended by American Internet in the normal course of operating its business for the 5 months ending November 30, 1999 and $114,399 was expended by Lorilei in the normal course of operating its business. The remaining $2,385,704 were expenses incurred by our company at the holding company level. Of the $2,385,704, $210,923 was expended for normal operating expenses of the parent company for items such as payroll, office expenses, rent, accounting and legal fees, advertising and other expenses in connection with maintaining the corporate offices and providing support to our company's subsidiaries. The remaining general and administrative expense of $2,174,781 consisted of non-cash compensation expense of $1,232,046 incurred as a result of increases in the shares underlying the Yankees' option and options granted to investors; consulting expense of $794,335 for professional services provided to our company by Yankees and immediately off-set by a corresponding contribution to our company's capital by Yankees' as additional paid-in capital; and, a deferred tax asset created as a result of Palm Air's exercise of its option to purchase 200,000 shares of our company's common stock at $.02 per share.

     In addition to the general and  administrative  expenses,  our company also
experienced   additional   non-recurring   expenses  in   connection   with  its
restructuring of its relationship with its subsidiaries as follows:

     Upon the sale of 81% of its interest in its former subsidiary Trilogy's our company experienced a loss of $672,015 as a result of the extinguishment of the loan receivable from Trilogy. It reported a loss of $1,285,734 on the sale of 81% of Trilogy leaving a cost basis in the retained 19% of the surviving corporation of $1,734,205. Because of the negative net worth and doubtful prospects for future profitability of Trilogy, our company elected to write off its investment of $1,734,205.

     Because of the negative net worth and doubtful prospects for the future profitability of Vista, upon rescission of the Vista acquisition and conversion of approximately $135,000 in debt into a 19% interest in Vista, our company elected to write off its investment.

     The balance of un-amortized goodwill at June 30, 2000, attributable to our company's former subsidiary American Internet, in the amount of $522,201 was written down to zero.

     Our company had depreciation and amortization expense for the year ended June 30, 2000 of $120,761 and $0 for the 6 months ended June 30, 1999. Our company had interest expense of $419,513 for the year ended June 30, 2000 and $0 for the 6 months ended June 30, 1999. Of the $419,513 in expense, $50,099 was attributable to interest paid on loans and leases in the normal course of business. The remaining $369,414 was an extraordinary expense experienced by our company as a result of Yankees' purchase of restricted common stock of our company at 50% of the subscription price then paid by other subscribers.

     Our company reported an equity loss in WRI for the year ended June 30, 2000 of $86,286 compared to a $0 equity loss for the 6 months ended June 30, 1999. The $86,286 loss represents 20% of WRI's net operating loss for the 7 months ended June 30, 2000.

     The following information on the operations of discontinued subsidiaries is provided to give an expanded understanding of our company's decision to divest itself of a majority interest in those subsidiaries.

     Trilogy had been actively recruiting field representatives and marketing its products for approximately three months prior to its acquisition by our company. With limited historical performance on which to base valuation, our company depended in large part on the pro forma projections of expected income and expense provided by Trilogy's management in determining Trilogy's value, its future funding requirements and its prospects for attaining a level of profitability. Trilogy did not establish its base of field representatives as quickly as expected and its original product line did not gain the market acceptance that was expected. Throughout the 7 months ended June 30, 2000, revenues continued to be substantially below expectations resulting in substantially greater losses and substantially greater funding requirements than expected. Trilogy's management had projected revenues of approximately $845,000 for the 7 months ended June 30, 2000 and an operating loss before interest, taxes, depreciation and amortization ("EBITDA")of approximately ($475,000).
Actual revenues for the period were approximately $105,000 and EBITDA was an approximate loss of ($740,000). The nature of Trilogy's business depends on exponential growth during the first 12 to 18 months of operations. Revenues for the month of June 2000 were projected by Trilogy management to be at approximately $307,000. Actual revenues for the month were approximately $33,000.

     In the case of Vista, its management represented that it was operating at a profit and would continue to improve its profitability. It became apparent to our company shortly after the acquisition that the status, nature and potential profitability of Vista had been overstated. For the 3 months ended June 30, 2000 Vista reported a loss from operations before interest, taxes, depreciation and amortization of approximately ($167,000). Revenues for the period were minimal and our company could not establish any reason to expect an improvement in performance in the foreseeable future.

Liquidity and Capital Resources

     Our company had cash on hand in the amount of $38,424 at June 30, 2000, compared to $79,021 on June 30, 1999. On June 30, 1999, our company had working capital of $18,243 compared to a working capital deficit on June 30, 2000 of $379,703. The decrease in working capital was related principally to a decrease in cash on hand; an increase in accounts payable in excess of accounts receivable at the subsidiary level; the current portion of capital leases payable at the subsidiary level and the current portion of loans payable which were incurred in funding the operation of our company's subsidiaries during the year ended June 30, 2000.

     Our company and its subsidiaries have accumulated a net deficit of $10,907,306 since their inception. This gives rise to questions regarding the ability of our company to continue as a going concern. The current year's deficit is $3,010,034 exclusive of the deficit associated with discontinued operations. Our company's management has implemented significant cost reductions through its discontinuance of unprofitable operations. With the assistance of Yankees, our company is actively exploring acquisitions of operating companies and related infusions of capital which would materially improve its cash flow, liquidity and profitability, if successfully implemented.

     Our company is totally reliant on Yankees for capital required to fund operating cash deficits and has a financing agreement with Yankees pursuant to which Yankees has granted our company a conditional $1,000,000 revolving line of credit. As of September 25, 2000, Yankees had loaned our company an aggregate of $554,300. The loans are secured by all of our company's assets, including the capital stock in its subsidiaries. As a material subsequent event, at our request, Yankees has converted most of its loans into shares of our company's common stock and shares of our company's Class A Preferred Stock. As of September 25, 2000, Yankees had converted $463,500 of its aggregate loans into equity. Our company's continuing liquidity and access to capital is currently totally reliant on Yankees and investors introduced to our company by Yankees.

Trends, Events or Uncertainties Affecting Liquidity

     During the fiscal year ended June 30, 2000, the Internet industry as a whole was extremely volatile with dramatic changes in both technology and in industry perception being commonplace. As a consequence, while industry growth was spectacular, values of Internet companies were subject to extreme fluctuations over very short time periods. Many investors preferred more stable and predictable investments and a number of important analysts felt that the securities of major Internet companies were drastically over valued when measured by traditional factors such as earnings and profits. This was especially true of public Internet companies that continued to generate operating losses such as Amazon.com. While our company also generated material operating losses, management believes that its closing transaction price as of September 20, 2000 ($1.06 per share) did not reflect the overvaluation trend and that success in attaining positive cash flow currently forecast for the quarter ended December 31, 2000, should be reflected in a material improvement in such price. Our company's management believes strongly in the long term future of the Internet and related businesses; however, it believes that the volatility that characterized the last fiscal year will continue until the newly evolving Internet related industries mature and non performing companies are replaced or acquired by companies that operate profitably. Our company's management believes that many Internet related companies will fail during the next two fiscal years despite real promise in their concepts and operations due to inadequate fiscal resources, and that some of them may present opportunities for our company, either through acquisitions or personnel recruitment.

Internal and External Sources of Liquidity

     Our company is currently totally reliant on Yankees and investors introduced by Yankees for access to capital. As of September 25, 2000, its operating subsidiaries were not generating operating income sufficient to pay for operating and administrative expenses. Management of such subsidiaries have advised our company's management that they expect to attain a balance in operating income and expenses by December 31, 2000.

Material Commitments for Capital Expenditures and Source of Funds

     Our company's proposed acquisition of WeCU, Ltd.'s operations will present it with significant opportunities in the areas of wireless technologies, secure communications, Internet telephony and other areas, each of which will require a capital investment. Management of WeCU, Ltd., has advised our company's management that such investments would be recouped, in each case, within a fiscal quarter after the related expenditures. All funds for such investments would have to be provided by or arranged for by Yankees.

Trends, Events or Uncertainties Affecting Revenues and Profits

     The Internet industry became much more competitive during the fiscal year ended June 30, 1999. In many cases, large corporations became willing to provide web design and hosting services at little or no charge in order to obtain new "captive audiences" for advertising purposes. Our company expected that the trend would continue and that advertising related operations on the Internet would constitute a material offsetting source of income with which our company and its subsidiaries should become involved. Our company did not believe that such trend would impact business web-sites to the same degree as it impacted consumer web-sites, since business web-sites require substantially higher levels of interactivity and greater monitoring detail, as well as much more regular upgrading and changing of information. Our company's management believes that the acquisition of Lorilei, the proposed acquisition of WeCu Ltd.'s domestic assets and operations, and the integration of the operations of AmeriCom and WRI will make it possible to profit from the changing nature of Internet business through our company's emerging ability to provide fully integrated services.

Current Subsidiaries and Investments

     On November 12, 1999, our company acquired WRI; on December 1, 1999, it acquired Trilogy; on March 15, 2000 it acquired Vista; and, on May 11, 2000 it acquired Lorilei. Effective June 30, 2000, the acquisition of Vista was rescinded and replaced with a cash purchase of slightly less than 20% of its capital stock, and 80% of our company's interest in Trilogy was returned for use by Trilogy in obtaining new Trilogy investors and management, in consideration for the return of 1,051,726 of the 1,817,273 shares of our company's common stock used to acquire Trilogy. On September 12, 2000, in order to minimize risks to our company's continuing investments in Lorilei that might have resulted from undisclosed liabilities, our company formed a new subsidiary (AmeriCom) to which it is transferring most of Lorilei's assets and operations, in consideration for AmeriCom's assumptions of specified and fully disclosed Lorilei liabilities. Consequently, materially, all of our company's operations as of September 30, 2000 will involve the operations of WRI (the merged American Internet and WRI) and AmeriCom. As a material subsequent event, on August 27, 2000 our company signed a letter of intent to acquire assets and operations of WeCU, Ltd., which was modified on September 21, 2000 to reflect that WeCU, Ltd.'s domestic operations would be the initial component acquired.

RISK FACTORS

WRI

     WRI expects to grow internally through increase in sales and referrals from existing customers. WRI expects to spend significant time and effort to implementing and maintaining these endeavors. There can be no assurance that WRI's systems; procedures or controls will be adequate to support WRI's operations as they expand. Any future growth will add significant responsibilities to all members or WRI's team and may require the addition of new employees. There can be no assurance that such additional employees will be identified or retained by WRI. To the extent that WRI is unable to manage its growth efficiently and effectively, or is unable to attract and retain qualified team members, WRI's business, financial condition and results of operations could be materially adversely affected. There can be no assurance that WRI will continue to experience internal growth comparable to historic levels, if at all. Factors affecting the ability of WRI to continue to experience internal growth include, but are not limited to, business acceptance of WRI's services, the ability to sell hosting and web design to support its news operations, the ability to recruit and retain qualified sales personnel. In addition there always remain the possibility that one of the major Internet companies will begin marketing free hosting which could materially impair WRI's revenue and business.

AmeriCom

Forward Looking Statements

     The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding AmeriCom's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to AmeriCom on the date hereof. The forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, experience and the performance or achievements of AmeriCom to be materially different from those anticipated, expressed or implied by the forward-looking statements. In evaluating AmeriCom's business, the following factors, in addition to the risk factors set forth below and other information set forth herein, should be carefully considered: successful deployment and integration of systems; factors affecting internal growth and management of growth; success of marketing, integration and operational initiatives, including Internet marketing initiatives; dependence on technology; labor and technology costs; cost and availability of advertising and promotional efforts; success of the acquisition strategy and availability of acquisition financing; success in entering new segments of the advertising industry and new geographic areas; dependence on commercial leased access rules; risks associated with the advertising industry generally; seasonal and quarterly fluctuations; competition; and general economic conditions. In addition, AmeriCom's operating strategy and growth strategy involve a number of risks and challenges, and there can be no assurance that these risks and other factors will not have a material adverse effect on AmeriCom.

Management of Growth; Factors Affecting Internal Growth.

     AmeriCom expects to grow internally through increase in number of sales offices, news operations, and national sales. AmeriCom expects to spend significant time and effort implementing these endeavors. There can be no assurance that AmeriCom's systems; procedures or controls will be adequate to support AmeriCom's operations as they expand. Any future growth will add significant responsibilities on members of senior management, including the need to identify, recruit and integrate new senior level managers and executives. There can be no assurance that such additional management will be identified or retained by AmeriCom. To the extent that AmeriCom is unable to manage its growth efficiently and effectively, or is unable to attract and retain qualified management, AmeriCom's business, financial condition and results of operations could be materially adversely affected. While Mr. and Mr. Cunningham informed our company's management that Lorilei experienced revenue and earnings growth and operated profitably, such representation proved materially inaccurate. Consequently, there can be no assurance that AmeriCom will experience material internal growth . Factors affecting the ability of AmeriCom to experience internal growth include, but are not limited to, business acceptance of AmeriCom's services, the ability to sell advertising time to support its news operations, the ability to recruit and retain qualified sales personnel and continued access to capital.

Risks Related to AmeriCom's Acquisition Strategy.

         A material component of AmeriCom's growth strategy involves the acquisition, consolidation and roll-up of compatible advertising and marketing organizations that do not share AmeriCom's production capability but which have desirable personnel, accounts and sales facilities. Acquisitions involve a number of special risks, including possible adverse effects on AmeriCom's operating results, diversion of management's attention, loss of key personnel, risks associated with unanticipated events or liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on AmeriCom's business, financial condition, and results of operations. Customer dissatisfaction or performance problems at a single acquired company could have an adverse effect on the reputation of AmeriCom. Further, there can be no assurance that businesses acquired will achieve anticipated revenues and earnings. To the extent that AmeriCom intends to increase its revenues, expand the markets it serves and increase its service offerings through the acquisition of additional companies, there can be no assurance that AmeriCom will be able to identify, acquire, or profitably manage additional businesses or successfully integrate acquired businesses into AmeriCom without substantial costs, delays or other operational or financial problems. Increased competition for acquisition candidates may also develop, in which event there may be fewer acquisition opportunities available to AmeriCom, as well as higher acquisition costs. As of the date of this report, AmeriCom is not party to any binding agreements with respect to any acquisition.

Risks Related to Acquisition Financing and Possible Need for Additional Capital

         AmeriCom plans to finance future acquisitions by using shares of AmeriNet's common stock ("AmeriNet Stock") for all of the consideration to be paid. In some cases, however it is probable that AmeriCom could be required to make cash investments in the acquired businesses, as AmeriNet is making in AmeriCom. AmeriCom would be charged against earnings for any AmeriNet Stock used to effect acquisitions, consequently, it must take care to assure that the benefits of the acquisitions exceed the costs of the AmeriNet Stock used as consideration and the cash investment required, if any. In the event that the AmeriNet Stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept AmeriNet Stock as consideration for the sale of their businesses, AmeriCom may be required to use more of its cash resources, if available, in order to maintain its acquisition program. If AmeriCom has insufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financing. There can be no assurance that AmeriNet will make required capital available or that other financing will be available on terms AmeriCom deems acceptable. If AmeriCom is unable to obtain financing sufficient for all of its desired acquisitions, it may be unable to fully implement its acquisition strategy. In addition, to maintain historical levels of growth, AmeriCom may need to seek additional funding. Adequate funds for these purposes may not be available when needed or may not be available on terms acceptable to AmeriCom. If funding is insufficient, AmeriCom may be required to delay, reduce the scope of or eliminate some or all of its expansion programs.

Dependence Upon Technology

         AmeriCom's business is currently dependent upon computer-based technology in order to produce the majority of its services. Because technological change has been extremely dynamic, technological obsolescence has become an increasingly important factor when making capital expenditures. No assurances can be provided that the state of the arts systems used by AmeriCom will remain state of the art for a period sufficient to amortize their expenditure. AmeriCom's strategy is to incrementally add equipment piece by piece to its operations as prices for new technology decrease and as production demand increases, so as to consistently add new, better, faster computers, cameras, scanners, etc. to its available equipment inventory. There can be no assurance, however, that new advances in technology will not hasten the obsolescence of AmeriCom's equipment, resulting in additional necessary capital expense which could be substantial. In this event AmeriCom's management envisions the utilization of leases, financing, or an additional capital investment in order to satisfy these requirements. Equipment required to establish anticipated news operations is expected to cost approximately $200,000 in each additional market for which existing equipment is not available.

Risks Associated with the Advertising Industry; General Economic Conditions

         AmeriCom's results of operations are dependent upon factors generally affecting the advertising industry. AmeriCom's revenues and earnings are especially sensitive to events that affects businesses' plans to expand into new markets, develop marketing plans for new products or services, or seek new streams or revenue. A number of factors could result in the overall decline in demand for advertising including a decline in general economic conditions, extreme weather conditions, armed hostilities, or excessive inflation. These type of events could have a material adverse effect on AmeriCom's business, financial condition and results of operations.

Reliance on Existing FCC Rules

         AmeriCom relies on FCC rules mandated by Section 612 of the 92 Cable Act in order to gain access to cable systems. If that statute is repealed or modified by Congress, or in the event the FCC alters its rules on leased access, AmeriCom's business, financial condition and results of operations could be adversely effected.

                          ITEM 7: FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

         The auditor's report and our company's audited balance sheet for its years ended June 30, 2000, June 30, 1999 and December 31, 1998 and the related statements of operations, stockholder's equity, cash flows and notes to financial statements for such years follow in sequentially numbered pages numbered 44 through 69. The page numbers for the financial statement categories are as follows:

                                                        Page Numbers:
Cover Page                                                      44
Table of Contents                                               44
Report of Independent Accountants (Daskal, Bolton, Manela)      45
Report of Independent Accountants (Bowman & Bowman)             46
Balance Sheet                                                   47
Statements of Income and Accumulated Deficit                    48
Statements of Shareholders' Deficit                             49
Statement of Cash Flows                                       50-51
Notes to Financial Statements                                 52-69

                    AMERINET GROUP.COM, INC. AND SUBSIDIARIES
                       (f/k/a EQUITY GROWTH SYSTEMS, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED JUNE 30, 2000 AND DECEMBER 31, 1998
                   AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998



                                TABLE OF CONTENTS





Independent Auditor's Reports...............................................45

Consolidated Financial Statements:

     Consolidated Balance Sheet at June 30, 2000 ..........................47

     Consolidated  Statements of Operations for the year ended June 30, 2000 and the six months ended June 30, 1999 and for the year ended December 31, 1998 and the six months ended June 30, 1998 (unaudited)...................48

     Consolidated Statements of Changes in Stockholders' Equity for the year ended June 30, 2000 and the six months ended June 30, 1999...........49

     Consolidated  Statements of Cash Flows for the year ended June 20, 2000 and the six months ended June 30, 1999 and year ended December 31, 1998 and the six months ended June 30, 1998 (unaudited)................50-51

Notes to Consolidated Financial Statements.................................52-69

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



                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors and Stockholders
AmeriNet Group.com, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of AmeriNet Group.com, Inc. (f/k/a Equity Growth Systems, Inc.), and subsidiaries as of June 30, 2000, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended June 30, 2000 and the six months ended June 30, 1999. These financial statements are the responsibility of the management of AmeriNet Group.com, Inc., and subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriNet Group.com, Inc., and subsidiaries as of June 30, 2000, and the results of its operations and its cash flows for the year ended June 30, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company experienced a loss from operations in fiscal year 2000 and had negative cash flows from operations for the year ended June 30, 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 22. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  DASZKAL BOLTON MANELA DEVLIN & CO.
Boca Raton, Florida
September 11, 2000

                              BOWMAN & BOWMAN, P.A.
                          Certified Public Accountants
                         1705 Colonial Blvd., Suite D-1
                            Fort Myers, Florida 33907
                                 (941) 939-2301
                              (941) 939-1297 (Fax)



To the Board of Directors
Equity Growth Systems, inc.
(A Development Stage Company)
526 SE Dixie Hwy
Stewart, Florida  34997

We have audited the accompanying statement of operations of Equity Growth Systems, inc. (A Development Stage Company), and statement of cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations for Equity Growth Systems, inc. and its cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statement, the Company has suffered recurring losses from operations and has a net working capital deficiency that together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Bowman & Bowman

Bowman & Bowman, P.A.
Fort Myers, Florida
April 23, 1999, except Note 2 and Note 5B(b) as to which the date is November 10, 1999

AMERINET GROUP.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                 June 30, 2000
                                                                ---------------

         Current assets:

             Cash                                                $ 38,426
             Accounts receivable, net                             125,259
             Costs and estimated earnings in excess of billings
               on uncompleted contracts                            11,871
             Prepaid expenses                                       2,739
                                                                -----------
                        Total current assets                      178,295
                                                                -----------
         Property and equipment, net                              367,201
                                                                -----------
         Other assets:
             Loan receivable                                      211,515
             Investment in WRIwebs.com, Inc.                      661,818
             Goodwill, net                                        702,536
             Deposits                                                 400
                                                                ----------
                        Total other assets                      1,576,269
                                                                ----------
                        Total assets                            2,121,765

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                June 30, 2000
                                                                -------------
         Current liabilities:
             Accounts payable                                     189,417
             Accrued expenses                                      30,356
             Billings in excess of costs and estimated earnings
               on uncompleted contracts                            17,064
             Loans payable, related parties                       317,909
             Loans payable, current portion                       171,909
             Capital lease obligations, current portion            42,857
                                                                 =========
                        Total current liabilities                 769,512
                                                                 =========
         Long Term Liabilities:

             Loans payable, net of current portion                239,949
             Capital lease obligations, net of current portion     29,774
                                                                 ---------
                        Total long term liabilities               269,723
                                                                 =========
                        Total liabilities                       1,039,235
                                                                ==========
         Equity subject to potential redemption                   640,988
                                                                ----------
         Stockholders' equity:
             Preferred stock, no par value, 5,000,000 shares
               authorized, -0- issued and outstanding                  -
             Common stock, $0.01 par value, 20,000,000 shares
               authorized, 12,465,172 shares issued
               and outstanding                                    124,652
             Additional paid in capital                        10,936,012
             Outstanding stock options                             17,270
             Accumulated deficit                              (10,636,392)
                                                             =============
                        Total stockholders' equity                441,542
                                                             =============
                 Total liabilities and stockholders' equity   $ 2,121,765
                                                             =============

          See accompanying notes to consolidated financial statements.

AMERINET GROUP.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                        Six months
                                                          Year ended          Year ended           Six months         ended June 30,
                                                           June 30,          December 31,         ended June 30,           1998
                                                             2000                1998                 1999             (Unaudited)
                                                        ----------------------------------------------------------------------------


      Revenues earned                                          $ 255,053        $      -            $       -             $ 80,833

      Cost of goods sold                                        (210,293)              -                    -                    -
                                                        ---------------------------------------------------------------------------
      Gross profit                                                44,760               -                    -               80,833
                                                        ---------------------------------------------------------------------------
      Operating expenses:
          General and administrative expenses                  2,651,543               -              256,218               98,552
          Depreciation and amortization                          120,761               -                    -                    -
          Impairment of investment                             1,869,205               -                    -                    -
          Impairment of goodwill                                 522,201               -                    -                    -
                                                        ---------------------------------------------------------------------------
              Total operating expenses                         5,163,710               -              256,218               98,552
                                                        ===========================================================================
      Other expense:
          Interest expense                                       148,600               -                    -                    -
          Equity in losses of subsidiary                          86,286               -                    -                    -
                                                        ---------------------------------------------------------------------------
              Total other expense                                234,886               -                    -                    -
                                                        ===========================================================================

      Loss from continuing operations                         (5,353,836)              -             (256,218)             (17,719)
                                                        ===========================================================================

      Discontinued operations (see Note 8):
          Loss from discontinued operations                    1,666,240         562,415                    -                    -
          Loss on disposal of subsidiaries                       231,313               -                    -                    -
                                                        ---------------------------------------------------------------------------
              Total discontinued operations                    1,897,553         562,415                    -                    -

      Net loss                                                (7,251,389)       (562,415)            (256,218)             (17,719)
                                                        ---------------------------------------------------------------------------
      Basic loss per share                                       $ (0.74)        $ (0.13)             $ (0.04)            $ (0.005)
                                                        ===========================================================================
      Fully diluted loss per share                               $ (0.74)        $ (0.13)             $ (0.04)            $ (0.005)
                                                        ===========================================================================
      Weighted average shared outstanding                      9,662,201       4,174,778            6,091,566            3,826,148
                                                        ===========================================================================
      Fully diluted average shares outstanding                 9,662,201       4,222,191            6,091,566            3,826,148
                                                        ===========================================================================

          See accompanying notes to consolidated financial statements.

AMERINET GROUP.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)





                                           Number                         Additional     Outstanding
                                           of               Common        Paid-In        Stock          Accumulated
                                           Shares           Stock         Capital        Options        Deficit           Total
                                        --------------------------------------------------------------------------------------------
Balances, January 1, 1999                  5,991,148       $ 59,911     $ 2,930,395      $  -         $ (3,128,785)      $ (138,479)
Common stock issued for services             247,000          2,470         171,780         -                    -          174,250
Common stock issued for cash                 220,000          2,200          97,800         -                    -          100,000
Stock options outstanding                          -              -          37,498         -                    -           37,498
Common stock issued for acquisitions       1,636,736         16,367       1,423,960         -                    -        1,440,327
Contribution of professional services              -              -         179,572         -                    -          179,572
Net loss, June 30, 1999                            -              -               -         -             (256,218)        (256,218)
                                           -----------------------------------------------------------------------------------------
Balances, June 30, 1999                    8,094,884         80,948       4,841,005         -           (3,385,003)       1,536,950





Common stock issued for cash               2,219,001         22,190         995,159         -                    -        1,017,349
Common stock issued for equipment              7,500             75           6,000         -                    -            6,075
Repurchase of common stock, net of costs  (1,027,358)       (10,273)       (926,002)        -                    -         (936,275)
Cost of capital                              207,000          2,070          (2,070)        -                    -                -
Stock options outstanding                          -              -       1,232,046         -                    -        1,232,046
Common stock issued for acquisition        3,521,558         35,216       5,346,571    17,270                    -        5,399,057
Equity subject to potential redemption             -              -        (640,987)        -                    -         (640,987)
Common stock retired                      (1,360,393)       (13,604)     (1,069,915)        -                    -       (1,083,519)
Contribution of professional services              -              -         794,335         -                    -          794,335
Common stock issued for interest              15,000            150          22,350         -                    -           22,500
Common stock issued on conversion of debt    788,000          7,880         189,120         -                    -          197,000
Tax benefit of exercise of stock options           -              -         148,400         -                    -          148,400
Net loss, June 30, 2000                            -              -               -         -           (7,251,389)      (7,251,389)
                                        --------------------------------------------------------------------------------------------
Balances, June 30, 2000                   12,465,192      $ 124,652    $ 10,936,012  $ 17,270         $(10,636,392)       $ 441,542
                                        ============================================================================================


          See accompanying notes to consolidated financial statements.

AMERINET GROUP.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                      Six months
                                                        Year ended           Year ended           Six months         ended June 30,
                                                         June 30,           December 31,         ended June 30,           1998
                                                           2000                 1998                 1999             (Unaudited)
                                                        ----------------------------------------------------------------------------

Cash flows from operating activities:
     Net (loss)                                         $ (7,251,389)          $ (562,415)          $ (256,218)           $ (17,719)
     Adjustments to reconcile net income to
       net cash used by operating activities:
         Depreciation and amortization                       919,509                    -                    -                    -
         Allowance for doubtful debts                          5,000                    -                    -                    -
         Stock options granted to consultants              1,232,046               16,000               37,498                    -
         Common stock issued for services                          -                8,300               27,250                    -
         Common stock issued for interest                    121,000                    -                    -                    -
         Contribution of professional services               942,735                    -              179,572                    -
         Impairment of investment in subsidiaries          1,869,205                    -                    -                    -
         Impairment of goodwill                              522,201                    -                    -                    -
         Loss on disposal of subsidiaries                    231,313                    -                    -                    -
         Equity in losses of subsidiary                       86,286                    -                    -                    -
     Changes in operating assets and liabilities,
       net of effects from acquisitions:
         Increase (decrease) in:
            Accounts receivables                             129,401                    -                    -               60,880
            Other receivables                               (211,515)              98,590                    -                  580
            Costs and estimated earnings in excess
              of billings on uncompleted contracts           (11,871)                   -                    -                    -
            Prepaid expenses                                  (2,739)                   -                    -                    -
            Deposits                                            (400)                   -                    -                    -
         Increase (decrease) in:
            Accounts payable                                   6,485              146,651               (1,573)              30,761
            Accrued expenses                                  58,383                   (4)                   -              (74,530)
            Billings in excess of costs and estimated
              earnings on uncompleted contracts             (113,852)                   -                    -                    -
                                                        ----------------------------------------------------------------------------
Net cash used in operating activities                     (1,468,202)            (292,878)             (13,471)                 (28)
                                                        ============================================================================
Cash flows from investing activities:
     Cash acquired in acquisitions                             3,213                    -              (20,690)                   -
     Purchases of property and equipment                     (19,162)                   -                    -                    -
                                                        ----------------------------------------------------------------------------
Net cash used in investing activities                        (15,949)                   -              (20,690)                   -
                                                        ============================================================================

    See accompanying notes to consolidated financial statements.


continued from previous page

                                                                                                                        Six months
                                                         Year ended           Year ended           Six months         ended June 30,
                                                         June 30,           December 31,         ended June 30,           1998
                                                           2000                 1998                 1999             (Unaudited)
                                                        ----------------------------------------------------------------------------



Cash flows from financing activities:
     Common stock issued for cash                          1,017,750               35,000              100,000                    -
     Capital contribution                                     25,000                    -                    -                    -
     Costs of issuance of common stock                       (32,200)                   -                    -                    -
     Outstanding stock option                                (17,270)                   -                    -                    -
     Proceeds from loans payable                             713,710            1,570,888                    -                    -
     Payments on loans payable                              (257,035)          (1,299,828)                   -                    -
     Payments on capital lease obligations                    (6,399)                   -                    -                    -
                                                        ----------------------------------------------------------------------------
Net cash provided by financing activities                  1,443,556              306,060              100,000                    -
                                                        ============================================================================
Net increase (decrease) in cash                              (40,595)              13,182               65,839                  (28)

Cash at beginning of year                                     79,021                    -               13,182                    -
                                                        ============================================================================
Cash at end of year                                      $    38,426             $ 13,182             $ 79,021                $ (28)
                                                        ============================================================================


          See accompanying notes to consolidated financial statements.

AMERINET GROUP.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

AmeriNet Group.com, Inc., formerly known as Equity Growth Systems, Inc. (the "Company"), was organized under the laws of the State of Delaware on December 8, 1964. Beginning in 1996, the principal business of the Company was structuring and marketing of mortgage-backed securities, as well as the acquisition of select commercial real estate for its own account. Effective December 31, 1998, the Company discontinued the mortgage business and was reclassified to a development stage Company, for a period of six months. The purpose of the development stage Company was to acquire other operating companies.

On June 25, 1999, the Company acquired all of the outstanding common stock of American Internet Technical Center. American Internet Technical Center, Inc. ("AITC"), is a Florida corporation, established on April 15, 1998, to design and host websites and to provide e-commerce programs, marketing and other Internet services. Hosting services, including search engine registrations, are typically six-month to one-year contracts.

During the year ended June 30, 1999,  the Company  re-negotiated  its  agreement
with  AITC's  principal   stockholders   and   subsequently   merged  AITC  with
WRIwebs.com, Inc. ("WRI") effective December 1, 1999.

The Company acquired Trilogy International, Inc. ("Trilogy"), which it owned and operated from December 1, 1999 through June 30, 2000 before selling 81% of its interest in Trilogy effective June 30, 2000.

The Company acquired Vista Vacations International, Inc. ("Vista"), which it owned and operated from April 1, 2000 through June 30, 2000 before rescinding the acquisition and retaining a 19% interest in the surviving corporation.

On May 12, 2000, the Company acquired Lorilei Communications, Inc., which it has owned and operated since June 1, 2000.

The Company as it currently exists is a holding Company with one wholly owned subsidiary, Lorilei and one affiliate, WRI which it wholly owns but for accounting purposes reports on a 20% equity basis due to reacquisition rights held by the former principal stockholder of WRI.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all cash and other demand deposits to be cash and cash equivalents. As of June 30, 2000, the Company had no cash equivalents.

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line and double declining balance methods over estimated useful lives of five to forty years.

Revenue and Cost Recognition

Revenues from long-term contracts are recognized on the percentage-of-completion method, measured by comparing the percentage of costs incurred to date versus estimated total costs for each contract (i.e., cost-to-cost method). This method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is possible that the estimates used will change within the near term. Contract costs include all direct material and labor costs, and those indirect costs related to contract performance, such as subcontractors, equipment rental, supplies, and certain general administrative expenses are charged to expense. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues in excess of costs. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of AmeriNet Group.com, Inc.; its former wholly owned subsidiary, American Internet Technical Center, Inc.; its affiliate company WRIwebs.com, Inc.; its former wholly owned subsidiary Trilogy International; its former wholly owned subsidiary Vista Vacations; and its wholly owned subsidiary Lorilei Communications at June 30, 2000. All inter-company accounts and transactions have been eliminated in consolidation.

The financial statements as presented reflect the Company for the year ended June 30, 2000, American Internet Technical Center, Inc., for accounting purposes, for the 5 months ended November 30, 2000; 20% of WRI (accounted for on the equity method) for the 7 months ended June 30, 2000; Trilogy International, Inc. for the 7 months ended June 30, 2000; Vista Vacations International, Inc. for the 3 months ended June 30, 2000 and Lorilei Communications, Inc. for one month ended June 30, 2000.

The operating results for Trilogy and Vista Vacations are reported as "loss on operations of discontinued subsidiaries" as of June 30, 2000.

Advertising

Advertising costs are expensed when incurred. The advertising cost incurred for the year ended June 30, 2000 was $13,213 and $792 for the six months ended June 30, 1999.

Basis Loss Per Shares

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year.

Diluted Loss Per Shares

Fully diluted loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

The Company provides for income taxes under the provisions of SFAS No. 109 "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. Valuation allowances are provided against assets that are not likely to be realized.

NOTE 3 - CONSULTING AGREEMENT

In September 1998, the Company entered into a consulting arrangement with the Yankee Companies, Inc., ("Yankee"), a related party, for services relating to reorganization, mergers, acquisitions and other strategic corporate development, which was formalized in a written agreement dated November 24, 1998. As compensation Yankee was granted an option to purchase up to 10% of the Company's outstanding and reserved common stock for a maximum of $60,000.

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

By amendment to the original consulting agreement in November 1999, Yankee's option was modified whereby it now has the option to purchase 12 1/2% of the Company's outstanding and reserved common stock for an aggregate of $90,000.

If the option had been exercised on June 30, 2000, the Company would have issued approximately 2,157,733 shares under this agreement for $90,000, approximately $0.04 per share. Assuming that the Company's authorized capitalization remains at 20,000,000 shares of common stock, the maximum number of shares issuable under the terms of this agreement will be 2,500,000 shares for $90,000 or $0.04 per share. Had the options been exercised at the 50% discount, the 2,157,733 shares would have been issued for $45,000 ($0.02 per share) and the 2,500,000 would have been issued for $45,000 ($0.02 per share).

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

NOTE 4 - ACQUISITIONS, RESCISSIONS AND SALES

American Internet Technical Center

During October 1999, the Company re-negotiated its agreement with AITC's former principal stockholders, who agreed to return 932,756 of the 1,486,736 AmeriNet shares originally issued to them in exchange for release from their multi-year employment agreements and $48,000, payable in six monthly installments of $8,000 each, beginning October, 1999, and agreed to the cancellation of all rights to receipt of additional, performance-based shares. Consequently, Yankee Companies, Inc. ("Yankee") returned 94,602 shares of common stock initially issued as part of the AITC acquisition for $4,800. The Company retired these shares of common stock.

WRIwebs.com, Inc.

On November 30, 1999, the Company merged American Internet Technical Center, Inc. with WRIwebs.com, Inc. ("WRI"). As consideration, the Company issued 531,000 shares of its common stock to the shareholders of WRI and 53,100 shares of its common stock to Yankee. In addition, the Company agreed to provide up to $300,000 in financing within 120 days after the completion of the merger and the filing of the required reports with the United States Securities and Exchange Commission.

WRI Subject to Partial Re-Acquisition Rights

In connection with the acquisition, the agreement provides that the former majority stockholder of WRI, Michael Caputa, retains the right, for a period of two years starting on the 182nd day following completion of the Merger, to exchange all of his AmeriNet securities issued pursuant to the agreement for between seventy and eighty per cent of the Surviving Corporation's Common Stock. In addition, if Mr. Caputa exercises his re-acquisition rights, the Surviving Corporation would be obligated to repay any funds that AmeriNet has advanced to WRI together with interest at 6% and Mr. Caputa would guarantee payment. So long as Mr. Caputa retains the Re-Acquisition Rights, the Company accounts for the investment in WRI under the equity method and recognizes 20 percent of WRI's net income or losses.

Equity in losses of this affiliate was $86,286 for the year ended June 30, 2000. The Company has a receivable due from this entity of $211,515 as of June 30, 2000.

Trilogy International, Inc.

On December 1, 1999, the Company,  through a wholly owned  subsidiary,  acquired all of the outstanding common stock of Trilogy International, Inc. (a development stage Company). As consideration, the Company issued 1,817,273 shares of common stock to the shareholders of Trilogy, and 181,727 shares to Yankee as consideration for its assistance in completing the acquisition.

As of June 2000, the Company provided Trilogy with $672,015 of the originally planned $900,000 of financing. Trilogy failed to meet its financial objectives by a wide margin. The Company entered into an Agreement, effective June 30, 2000, whereby 81 per cent of Trilogy was sold to the former founders of Trilogy and a group of outside investors. In consideration, the former founders of Trilogy returned 1,051,726 shares of the Company's common stock; the Company extinguished the Trilogy debt in the amount of $672,015. The Company experienced a loss on the sale of its 81% of its interest in Trilogy of $1,285,736. The resulting investment of the Company in its 19% interest in the Surviving
Corporation was $1,734,205. Due to the negative net worth of the surviving corporation the Company has also written off this investment as an impairment.

In as much as its Trilogy subsidiary was sold on June 30, 2000, the loss from operations of $1,518,482 is included in the Company's consolidated financial statement as "loss on operations of discontinued subsidiaries" for the year ending June 30, 2000 (see Note 8).

Vista Vacations International, Inc.

On March 13, 2000, the Company acquired all of the outstanding common stock of Vista Vacations International, Inc. (Vista is a cruise and leisure travel marketing, training and reservations organization serving home-based professional sellers of vacation travel.) As consideration, the Company issued 286,667 unregistered shares of the Company's common stock to the former shareholders of Vista and issued an additional 22,000 shares of its common stock to Yankee as consideration for their assistance in completing the acquisition.

Subsequent to the acquisition of Vista, it became apparent to the Company that the assets of Vista were overstated by the sellers at the date of acquisition and that the prospects for profitability of Vista operations were doubtful. The Company entered into a rescission agreement whereby all shares of the Company's common stock issued in connection with the acquisition were returned to the Company. The Company retained 19% of the surviving corporation in exchange for the extinguishment of the $135,000 previously advanced to Vista. Due to the negative net worth of the surviving corporation, the Company wrote this investment off as an impairment.

The effective date of the Vista acquisition was April 1, 2000 and the effective date of the rescission was June 30, 2000. The losses from operations of Vista in the amount of $207,954 for the three months ending June 30, 2000 have been included in the Company's consolidated financial statement as "loss from operations of discontinued subsidiaries" (see Note 8).

Lorilei Communications, Inc.

On May 12, 2000, the Company acquired all of the outstanding common stock of Lorilei Communications, Inc. As consideration, the Company issued an aggregate of 629,761 shares of its common stock.

The acquisition of Lorilei was recorded using the purchase method of accounting. The results of operations since the date of acquisition on June 1, 2000, for accounting purposes, are included in the Company's consolidated financial statements for the period ending June 30, 2000. Goodwill of $717,450 was recorded in this transaction and is being amortized over five years using the straight line method.

NOTE 4 - ACQUISITIONS, RESCISSIONS AND SALES, continued

The following summarizes the fair value of the assets acquired and liabilities assumed of Lorilei Communications, Inc.:

         Cash                                                         $ 3,213
         Accounts receivable                                          211,663
         Property and equipment                                       367,300
         Accounts payable                                            (204,284)
         Accrued expenses                                              (3,468)
         Billings in excess of cost and estimated earnings
           on uncompleted contracts                                   (95,358)
         Loans payable                                               (369,992)
         Capital lease obligations                                    (79,030)
                                                                ---------------
         Net assets                                                $ (169,956)
                                                                ===============
                                       57

NOTE 5 - AMORTIZATION OF GOODWILL

Goodwill represents the amount by which the purchase price of businesses acquired exceeds the fair market value of the net assets acquired under the purchase method of accounting.

The excess of the fair value of the net assets of WRI acquired was $943,365 and was recorded as goodwill. Goodwill is being amortized on a straight-line method over three years. The accumulated amortization of the excess fair value of net assets of the Company acquired over cost is $183,432 at June 30, 2000.

The excess of the fair value of the net assets of Trilogy acquired was $4,011,107 and was recorded as goodwill. Goodwill was being amortized on a straight-line method over three years. The accumulated amortization of the excess fair value of net assets of the Company acquired over cost was $777,577 at June 30, 2000. Upon the sale of 81% of Trilogy the un-amortized portion of the goodwill was reduced to zero.

The excess of the fair value of the net assets of Vista acquired was $426,441 and was recorded as goodwill. Goodwill was being amortized on a straight-line method over three years. The accumulated amortization of the excess fair value of net assets of the Company acquired over cost was $34,562 at June 30, 2000. Upon the rescission of the acquisition effective June 30, 2000, the un-amortized portion of the goodwill was reduced to zero.

The excess of the fair value of the net assets of Lorilei acquired was $717,450 and was recorded as goodwill. Goodwill is being amortized on a straight-line method over five years. The accumulated amortization of the excess fair value of net assets of the Company acquired over cost is $14,914 at June 30, 2000.

NOTE 6 - INVESTMENT AND GOODWILL IMPAIRMENT

Pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company evaluated the recoverability of the long-lived assets, primarily investment in the subsidiaries and goodwill recorded in the acquisition of AITC. Consequently, the Company recorded a non-cash charge of $522,012 or $0.05 per share of common stock, adjusting the carrying value of the AITC goodwill to its estimated fair value of $-0-. Yearly amortization for such goodwill was $92,282. Upon the sale of the Company's interest in Trilogy and the rescission of the Vista acquisition, the Company evaluated its basis in the 19% interest it retained in the two surviving corporations. Consequently, the Company recorded a non-cash charge of $1,734,205, adjusting the carrying value of the investment in Trilogy to its estimated fair value of $-0-. The Company also recorded a non-cash charge of $135,000, adjusting its investment in Vista to its estimated fair value of $-0-.

NOTE 7 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded net of an allowance for doubtful accounts of $5,000 and $57,160 at June 30, 2000 and 1999, respectively.


NOTE 8 - LOSS FROM DISCONTINUED OPERATIONS

On June 30, 2000, the Company entered into an agreement (see Note 3) that resulted in the discontinued operations of Trilogy International, Inc. The following is a summary of loss from operations of the discontinued subsidiary.

                                                            Seven months ended
                                                              June 30, 2000
                                                            -------------------

Revenues of discontinued operations                              $  104,884
Expenses of discontinued operations                              (1,623,366)
                                                                --------------
Loss from operations of discontinued operations                  (1,518,482)
Loss on disposal of discontinued operation                         (439,269)
                                                                --------------
Loss from discontinued operations                              $ (1,957,751)
                                                                ==============

On June 30, 2000, the Company entered into an agreement (see Note 3) that resulted in the discontinued operations of Vista Vacations International. The following is a summary of loss from operations of the discontinued subsidiary.


                                                              Three months ended
                                                                   June 30, 2000
                                                            -------------------

Revenues of discontinued operations                                $   14,176
Expenses of discontinued operations                                  (222,130)
                                                                --------------
(Loss) from operations of discontinued operations                    (207,954)
Gain on disposal of discontinued operation                            207,954
                                                                --------------
Gain from discontinued operations                                    $      -
                                                                ==============

On March 22, 1999, the Company entered into an agreement that resulted in the discontinued operations of the mortgage finance business. The following is a summary of loss from operations of the discontinued mortgage finance business.


                                                                       1998
                                                                 ---------------

Revenues of discontinued operations                                 $  162,395
Expenses of discontinued operations                                  (331,535)
                                                                ---------------
Loss from operations of discontinued operations                      (169,140)
Loss on disposal of discontinued operation                           (377,275)
                                                                ---------------
Loss from discontinued operations                                 $  (546,415)
                                                                ==============

NOTE 9 - STOCKHOLDERS' EQUITY

During the year ended June 30, 2000, the Company issued its common stock for acquisitions, for cash and in exchange for services as follows:

(a) On October 15, 1999, as a result of the rescission of the AITC merger, 1,027,358 shares of common stock were returned to the Company's treasury.

(b) On December 1, 1999, as a result of the acquisition of WRI, 531,000 shares of common stock to the former stockholders of WRI and 53,100 shares to Yankee and certain individuals for their assistance in accomplishing the acquisition.

(c) On December 1, 1999, as a result of the acquisition of Trilogy, the Company issued 1,817,273 shares of common stock to the former stockholders of Trilogy and 181,727 shares to Yankee and certain individuals for their assistance in accomplishing the acquisition.

(d) On April 1, 2000, as a result of the acquisition of Vista, the Company issued 286,667 shares of common stock to the former stockholders of Vista and 22,000 shares of common stock to Yankee and certain individuals for their assistance in accomplishing the acquisition.

(e)       On May 11,  2000,  as a result  of the  acquisition  of  Lorilei,  the
          Company issued 572,519 shares of common stock to the former stockholder of Lorilei and 57,272 shares to Yankee and certain individuals for their assistance in accomplishing the acquisition.

(f) On June 30, 2000, as a result of the sale of 81% of the Company's interest in Trilogy, the original founders of Trilogy returned 1,051,726 shares of common stock that had been issued to them as a result of the acquisition to the Company.

(g) On June 30, 2000, as a result of the rescission of the Vista acquisition, the former stockholders of Vista returned 286,667 shares of common stock and those individuals who had been compensated for their assistance in accomplishing the merger returned the 22,000 shares that had been issued to them.

(h) During the year ended June 30, 2000, the Company issued 200,000 shares of common stock to Xcel Associates as cost of capital and 7,000 shares of common stock to Yankee for services rendered.

(i) During the year ended June 30, 2000, the Company issued 2,219,001 shares of common stock resulting from various private placements. The net amount obtained was $1,017,349.

(j) During the year ended June 30, 2000, the Company issued 7,500 shares of common stock in exchange for equipment valued at $6,075.

(k) During the year ended June 30, 2000, the Company issued 15,000 shares of common stock for payment of interest on funds loaned to the Company by Xcel Associates. Interest expense of $22,500 was recorded.

(l) On June 30, 2000, Yankee, in accordance with the option held by them, converted $98,500 of debt into 788,000 shares of the Company's common stock at $0.125 per share. In as much as the Yankee option established a conversion price equal to 50% of the then market price for the Company's restricted common shares, the Company recorded interest expense of $98,500.

(m) The exercise of an option by Palm Air on April 4, 2000 for 200,000 shares of the Company's common stock at $0.02 per share created a deferred tax asset for the Company and a corresponding increase in paid in capital of $148,400.

(n) Common stock options issued to Yankee during the year ended June 30, 2000 resulted in compensation expense to the Company and a corresponding increase in paid-in capital of $1,232,046 (see Note 19).

(o) Additional paid-in capital of the Company increased by $794,335 due to a contribution of professional services provided to the Company by Yankee during the year ended June 30, 2000.

NOTE 10 - COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The following schedule presents the status of costs and estimated earnings on uncompleted contracts at June 30, 2000 and 1999:

                                                                        2000                 1999
                                                                   -------------      --------------

Costs incurred on uncompleted contracts                               $ 27,213              $ 5,682
Estimated earnings                                                     70,933                5,743
                                                                       -------               -----
            Total                                                       98,146               11,425
            Less: billings to date                                    (103,339)             (91,983)
                                                                      ---------             --------
            Total                                                     $ (5,193)           $ (80,558)
                                                                      =========           ==========

Included in accompanying balance sheet under the following captions:
      Costs and estimated earnings in excess of
        billings on uncompleted contracts                             $ 11,871                  $ -
      Billings in excess of cost and estimated earnings
        on uncompleted contracts                                       (17,064)             (80,558)
                                                                       --------             --------
             Total                                                    $ (5,193)           $ (80,558)
                                                                      =========           ==========


NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts receivable, loans receivable, accounts payable and loans to stockholders approximates fair value because of their short maturities.


NOTE 12 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2000 and 1999:

                                                              2000                 1999
                                                         ------------------  -------------

Land                                                       $ 25,000                  $ -
Building                                                    197,942                    -
Vehicles                                                     49,220                    -
Furniture and fixtures                                       13,633                    -
Machinery and equipment                                      89,276               33,656
Less: accumulated depreciation                               (7,870)                  -
                                                             -------                  -
            Property and equipment, net                  $  367,201             $ 33,656
                                                           ==========            ========


Depreciation expense for the year ended June 30, 2000 and the six months ended June 30, 1999 was $13,564 and $-0-, respectively.

NOTE 13 - NOTES PAYABLE

The Company's borrowings consisted of the following at June 30, 2000 and 1999:

                                                    June 30, 2000       June 30, 1999
                                                  ------------------  -------------------

Working Capital revolving line of credit
agreement with Am-South Bank.  Interest
accrues at 11.5%.                                  $   31,328            $        -

Loan payable to Small Business Loan Source
requiring  monthly payments of $2,094
through March 18, 2022.  The loan accrues
interest at 12.25% and is collateralized
by the building.                                      189,115                     -

Loans payable for vehicles with varying
terms and maturities.  Interest rates
range from 6% to 10%.                                  55,019                     -

Loans  payable to outside  parties with
varying terms and  maturities.  Interest
rates range from 8.5% to 12%.                         136,396                     -
                                                ------------------------------------------

               Total                                  411,858                     -
               Less:  current portion                 171,909                     -
                                                 -----------------------------------------
                                                    $ 239,949                  $  -
                                                  ========================================

NOTE 13 - NOTES PAYABLE, continued

Maturities of borrowings are as follows:

               Year Ended June 30,
                      2001                                $ 171,909
                      2002                                   23,110
                      2003                                   16,369
                      2004                                   13,386
                      2005                                    8,818
                       Thereafter                           178,246
                                                           ---------

                      Total                                 411,838
                          Less: current portion            (171,909)
                                                           ---------
                                                         $  239,929
                                                          ===========

NOTE 14 - LEASE COMMITMENTS

The Company shares office space in Boca Raton, Florida, with Yankee. The Company reimburses Yankee for 50% of the rent paid by Yankee on its lease of the premises. Rent expense for the year ended June 30, 2000 was $7,286.

Certain non-cancelable leases are classified as capital leases, and the leased assets are included as part of property and equipment. Other leases are classified as operating leases and are not capitalized. The obligations under capital leases are at fixed rates ranging from 6.5% to 15.0% and are collateralized by property and equipment.

Property under capital leases at June 30, 2000 consisted of the following:

Machinery and equipment                                   $ 62,011
Less:  accumulated amortization                             (1,714)
                                                           -------
                                 Total                    $ 60,297
                                                          ========


Future minimum rentals for property under operating and capital leases at June 30, 2000 are as follows:

                                                       Capital            Operating
               Year Ended June 30,                     Leases               Leases
               -------------------                ------------------  -------------------
                      2001                            $ 51,661              $ 8,739
                      2002                              21,043                9,177
                      2003                              13,677                9,635
                      2004                                 928               10,119
                                                   --------------------------------------
         Total minimum lease obligation                 87,309            $ 37,670
                                                                        =================
               Less: interest                          (14,678)
                                                    --------------
               Present value of total minimum           72,631
               Less:  current portion                  (42,857)
                                                    --------------
                                                      $ 29,774
                                                     =============

NOTE 15 - RELATED PARTY TRANSACTIONS

At   June   30,   2000,   the   Company   had   outstanding   payables   to  its
stockholders/officers in the amount of $317,909. The transactions are summarized as follows:

                                                        June 30, 2000       June 30, 1999
                                                        ------------------  ---------------

        Balance at beginning of period                    $ 29,333                  $ -
        Advances during the period                         288,576               29,333
                                                           --------              ------
        Balance at end of period                         $ 317,909             $ 29,333
                                                         ==========            ========

Yankee Loan Agreement

Since September 1999, Yankee has been a major source of capital for the Company, making loans as needed for acquisitions and funding of the Company's investments in its subsidiaries (see Note 3). On May 5, 2000 the Company entered into a revolving loan agreement with Yankee whereby the Company agreed to pledge all of its assets as collateral and Yankee agreed to loan the Company up to $1,000,000, including the $276,800 that already had been loaned as of the date of the agreement, on a revolving basis at a floating interest rate of 2% over the prime rate of Chase Manhattan Bank, N.A. (A copy of this loan agreement was filed with the Securities and Exchange Commission by the Company on Form 10-QSB for the period ended March 31, 2000 as filed May 15, 2000.

During the year ended June 30, 2000, Yankee contributed professional services valued at $794,335 to the Company. The Company recognized the $794,335 as consulting fees expense and the entire amount was contributed to the Company as additional paid in capital.

During the six months ended June 30, 1999, Yankee contributed professional services valued at $217,000 to the Company. The Company recognized $37,428 in compensation expense relating to the stock options and the remaining $179,572 was contributed to the Company as additional paid-in capital.

The Company rents office space in Boca Raton, Florida from a stockholder. Rent expense for the year ended June 30, 2000 was $7,286.

During the development stage ending June 25, 1999, the Company's corporate offices and certain management services were provided by two of the Company's stockholders at no cost to the Company.

On February 18, 1999 the Company issued 150,000 shares of its common stock in consideration for $150,000 of legal and advisory services and related costs provided by a stockholder, and Vice President of Yankee. The fair market value of the shares was $24,000, and the remaining $126,000 was contributed to the Company as additional paid-in capital.

NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information:

                                                           June 30,           December 31,         June 30,            June 30,
                                                             2000                1998                1999                1998
                                                       ------------------  -----------------   -----------------   -----------------

Cash paid for interest                                   $    8,123          $ 127,257            $       -            $ 65,774
                                                         ==========         ==========           ===========           ========
Cash paid for income tax                                 $        -          $       -            $       -            $      -
                                                         ==========         ==========           ===========           ========

Non cash investing and financing activities:

Common stock issued for equipment                        $    6,075          $       -            $        -           $      -
                                                         ==========         ==========           ===========           ========
Common stock issued for interest                         $  121,000          $       -            $        -           $      -
                                                         ==========         ==========           ===========           ========
Common stock issued for acquisitions                     $4,758,068          $       -            $1,636,736           $      -
                                                         ==========         ==========           ===========           ========

NOTE 17 - LEGAL MATTERS

The Company from time to time is a party to various legal proceedings. In the opinion of management, none of the proceedings are expected to have a material impact on its financial position or results of operations.


NOTE 18 - CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of trade receivables. The Company's officers have attempted to minimize this risk by monitoring the companies for which it provided credit.

NOTE 19 - INCOME TAXES

The following table reconciles the income tax benefit at the US statutory rate to that in the financial statements:

                                                           June 30, 2000        June 30, 1999
                                                       -------------------  -------------------

Taxes computed at 34%                                    $ (2,465,472)           $ (87,114)
Goodwill amortization                                           5,071                    -
Impairment charges                                            813,078                    -
Compensation on stock option grants                           431,646                    -
Net oprating losses and other losses                         (563,524)            (107,061)
Losses on discontinued operations                             566,522                    -
                                                             --------            -----------
Income tax benefit                                       $ (1,212,679)          $ (194,175)
                                                         =============          ===========


NOTE 19 - INCOME TAXES. continued

As of June 30, 2000, AmeriNet Group.com, Inc. had an unused net operating loss carryforward of $2,339,658 available for use on its future corporate federal income tax returns. This amount includes the net operating losses of its subsidiary, Lorilei, since the date of acquisition. The Company's evaluation of the tax benefit of its net operating loss carry forward is presented in the following table. The tax amounts have been calculated using the 34% federal income tax rate.

                                                       June 30, 2000        June 30, 1999
                                                     -------------------  -------------------

Taxes currently payable                                    $        -             $      -
Deferred income tax benefit                                 1,212,679              194,175
Change in beginning valuation allowance                    (1,212,679)            (194,175)
                                                           -----------            ---------
Provision (benefit) for income taxes                        $       -             $      -
                                                            ==========            ==========

The components of deferred tax assets were as follows:

                                                         June 30, 2000        June 30, 1999
                                                        -------------------  -------------------
Deferred tax asset:
    Net operating loss carryforward                         $ 774,233            $ 194,175
    Stock options granted                                     431,646                    -
    Provision for doubtful debts                                1,700                    -
    Accrued interest                                            5,100                    -
                                                               ------             ----------

Net deferred tax asset                                      1,212,679              194,175
                                                           ----------             ----------

Valuation allowance:
    Beginning of year                                        (194,175)            (160,975)
    Increase during the year                               (1,018,504)             (33,200)
                                                           -----------             --------
    Ending balance                                         (1,212,679)            (194,175)
                                                           -----------            ---------

Net deferred taxes                                               $ -                  $ -
                                                                 ====                 ===


Year Loss Originated                                    Year Expiring            Amount
                                                        -------------------  -------------------

December 31, 1997                                         2012                    $ 74,043
December 31, 1998                                         2013                     399,415
June 30, 1999                                             2014                      97,646
June 30, 2000                                             2015                   1,706,054
                                                                                 ---------

   Total available net operating loss                                          $ 2,277,158
                                                                                ===========


NOTE 20 - STOCK OPTIONS

The Company adopted an Incentive Stock Option Plan and amended its Non-Qualified Stock Option Plan on March 8, 2000. The objectives of these plans include attracting and retaining the best personnel and promoting the success of the Company by providing employees the opportunity to acquire common stock. The incentive stock option plan authorizes the Company to grant up to 2,000,000 common shares of which 365,000 have been granted at June 30, 2000.

During the year ended June 30, 2000, the Company granted 2,252,187 stock options to certain employees and consultants. The weighted average fair value of options granted during the year ended June 30, 2000 are estimated on the date of the grant, using the Black-Scholes option-pricing model. The weighted average grant-date fair value of options granted during the year ended June 30, 2000 was $0.81 for options whose exercise price was equal to the market price on the date of the grant. The weighted average grant-date fair value of options granted during the year ended June 30, 2000 was $0.60 for options whose exercise price was greater than the market price on the date of the grant. The weighted average grant-date fair value of options granted during the year ended June 30, 2000 was $0.23 for options whose exercise price was lower than the market price on the date of the grant.

The Company has elected to account for the stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized on the employee stock options. The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting For Stock-Based Compensation". The Company recognized $1,147,896 in compensation expense in connection with the Yankee option to purchase up to 2,157,733 shares of common stock for an aggregate price of $90,000 and $84,150 for 150,000 warrants to purchase common stock at $.75 per share given to two private placement investors for the year ended June 30, 2000. The Company recorded compensation expense of $37,498 for the six months ended June 30, 1999.

During the year ended June 30, 2000, 415,000 options were granted to officers and directors of the Company at exercise prices ranging from $0.56 to $1.43 per share.

In connection with the acquisition of Trilogy, the Company issued a total of 338,940 options and warrants to employees and former stockholders of Trilogy at an exercise price of $0.75 per share.

During the year ended June 30, 2000, Palm Air exercised its warrant, granted December 11, 1998, and purchased 200,000 shares of common stock for $4,000. The Company recorded a deferred tax asset in the amount of $148,400 as a result of this transaction.

During the year ended June 30, 2000, Yankee exercised its Preferred Subscription Right and purchased 310,000 shares of common stock for an aggregate of $77,500 ($.25 per share; 50% of the then current private placement offer in effect.) Yankee also exercised its Preferred Subscription Right and purchased 844,000 shares of common stock for an aggregate of $105,500 ($.125 per share; 50% of the then current private placement offer in effect). As a result of these transactions the Company recorded interest expense and a corresponding contribution to additional paid in capital of $369,414.

The fair value of each option is estimated on the date of grant using the fair market option pricing model with the assumption:

                            Risk-free interest rate            6.5 %
                            Expected life (years)              various
                            Expected volatility                1.668
                            Expected dividends                 None

A summary of option transactions during the year ended June 30, 2000 is shown below:

                                                        Number             Weighted-Average
                                                        of Shares             Exercise Price
                                                ---------------------   ---------------------

Outstanding at July 1, 1999                              1,009,488           $ 0.07
Granted                                                  2,252,187           $ 0.55
Exercised                                                 (200,000)          $ 0.02
Forfeited                                                        -
                                                                 -
                                                         ---------
Outstanding at June 30, 2000                             3,061,675
                                                         =========
Exercisable at June 30, 2000                             2,696,675
                                                         =========
Available for issuance at June 30, 2000                  2,738,133
                                                         =========

NOTE 21 - SUBSEQUENT EVENTS

The Company organized a new Florida subsidiary, AmeriNet Communications, Inc. ("AmeriCom"), and assigned it all of Lorilei's assets, personnel and operations, including the fictitious names "The Firm Multimedia" and "Ocala New Tonight." Record title to certain assets will remain in Lorilei until required consents are obtained; however, Lorilei will hold such assets as trustee for AmeriCom. AmeriCom agreed, in consideration for the assignment of Lorilei's assets, to make the mortgage, equipment lease and financing payments as well as to repay funds loaned to Lorilei by the Company. AmeriCom intends to refinance such liabilities on competitive terms from one or more financial institutions.

The Company is authorized to issue 5,000,000 shares of preferred stock at a $0.01 par value. On July 3, 2000, the Company filed a certificate of designation creating the Class A Preferred Stock, for 500,000 shares. These shares are convertible in nature and at September 25, 2000, 49,393 shares of Class A Preferred Stock had been issued.


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

The Company's continued existence as a going concern will require the infusion of new capital and businesses. It is anticipated that the Company will effect this transition through the acquisition of companies that will operate as subsidiaries. The Company's continuation is dependent upon its ability to acquire profitable businesses, control costs, and attain a satisfactory level of profitability with sufficient financing capabilities or equity investment.

              ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Except for a disagreement which has become moot with Bowman & Bowman, our company's auditors for the year ended December 31, 1998, there have been no disagreements with our company's auditors during the past two fiscal years in any matters of accounting principles or practices, financial statement disclosure , or auditing scope or procedures which, if not resolved to their satisfaction would have caused them to make reference to the matter in their report. Disclosure concerning the disagreement with Bowman & Bowman is incorporated by reference to our company's report on Form 10-KSB/A for the fiscal year ended June 30, 1999, as permitted by Commission Rule 12b-23.


                                    PART III

      ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

BOARD OF DIRECTORS

CORPORATE GOVERNANCE

     In accordance with the Delaware General Corporation Law and our company's certificate of incorporation and bylaws, our company's business, property and affairs are managed under the direction of its board of directors. Although directors are not involved in day-to-day operating details, they are kept informed of our company's business through written and oral reports and documents provided to them regularly, as well as by operating, financial and other reports presented by the president and our company's other officers at meetings of the board of directors and committees thereof.

     The directors hold office until the next annual meeting of the stockholders and until their successors have been duly elected or qualified. Committee members serve at the pleasure of our company's board of directors. Our company's board of directors sets corporate policies which are implemented by our company's management and when applicable, the management of our company's subsidiaries. In the event that our company's board of directors determines that a member faces a conflict of interest, for any reason, it is expected that the director will abstain from voting on the matter which raised the issue.

     No member of our company's board of directors has resigned due to disagreements.

Meetings of the Board of Directors

     Our company's board of directors held 14 meetings during the period commencing on July 1, 1999 and ending on June 30, 2000, principally by teleconference. In addition our company's board of directors passed 17 series of resolutions by unanimous written consent in lieu of meetings during such period. Each of the incumbent directors attended at least 75% of the board of directors and committee meetings to which the director was assigned, except for Ms. Field who has resigned due to the time required for her other business commitments. The incumbent directors in the aggregate attended 90% of their board of directors and assigned committee meetings.

Committees of the Board of Directors.

     The board of directors has established two standing committees, the audit committee and the executive committee. Directors' committee memberships are included in the table listing our company's executive officers and directors beginning on page 71.

     Our company's board of directors created an audit committee in November of 1998. The audit committee meets with management to consider the adequacy of our company's internal controls and the objectivity of our company's financial reporting, selects the nominees for independent auditors and coordinates the flow of information between our company and its independent auditors in order to assure timely compliance with reporting obligations. In addition, it must participate with management in the preparation of the management discussion and analysis materials filed in Commission reports, which it must approve along with our company's financial statements prior to filing. In most cases to date, the bulk of the audit committee's work has been performed by its chair. As of the date of this Report, Mrs. Field, who served as Chair until November 4, 1999, advised our company that three meetings of the audit committee had been held since its creation in November of 1998 and Mr. Lipson, who succeeded Ms. Field as Chair, has held 4 meetings since he assumed the role of Chair, although he has also conducted detailed personal meetings with our company's auditors and our company's chief financial officer to develop and implement proper procedures.

     The executive committee, as authorized by our company's Bylaws, exercises all the authority of the board of directors between regular board of directors meetings, except that it does not have the authority to: (i) approve or recommend to stockholders actions or proposals required by the Delaware General Corporation Law to be approved by stockholders; (ii) designate candidates for the office of director for purposes of proxy solicitation or otherwise; (iii) fill vacancies on the board of directors or any committee thereof; (iv) amend our company's bylaws; (v) authorize or approve the re-acquisition of shares unless pursuant to a general formula or method specified by the board of directors; or (vi) authorize or approve the issuance or sale of, or any contract to issue or sell, shares or designate the terms of a series of a class of shares. The executive committee was formed as a result of the difficulty in calling frequent board of directors meetings due to the conflicting schedules of its members and the requirement for frequent board of directors' action in conjunction with implementation of our company's strategic plan. The executive committee may exercise the full power and authority of the board of directors to the extent permitted by Delaware law. This committee generally meets monthly or when action is necessary between scheduled board of directors meetings, a limited time frame exists and a board of directors quorum is not readily available. The committee was formed after June 30, 1999, and, since its inception acted by unanimous written consent in lieu of meeting five times.

     It is expected that membership on the board of directors will be set at ten persons at the next annual meeting of stockholders. Yankees also recommended that our company's board of directors form a regulatory affairs committee and that suggestion is expected to be implemented by the board of directors elected at the annual stockholders' meeting. The regulatory affairs committee will be responsible for working with our company's general counsel, chief financial officer and audit committee chair to develop and implement procedures designed to avoid violations of law. Such procedures are expected to initially focus on transactions in our company's unregistered securities and transactions by our company's officers, directors and holders of 10% or more of any class of its equity securities; compliance with restrictions on commercial use of facsimile transmission and the Internet by our company's subsidiaries; and, compliance with laws governing multi-level marketing. The regulatory affairs committee is also expected to create a working group which, in addition to its members, will include members of the boards of directors of our company's subsidiaries and other personnel whose background and experience will help to attain the committee's goals.

     Our company  anticipates  that our company's board of directors  elected at
the  annual  stockholders  meeting  will  also  form  a  derivative   litigation
committee, as called for by our company's Certificate of Incorporation.

     Our company does not currently have compensation or nominating committees, such functions having been delegated to Yankees during Mr. Granville-Smith's tenure as our company's sole director, although the board of directors retains all authority in conjunction with decisions on such matters, Yankees' role being solely advisory. In addition, pursuant to its consulting agreement with our company, Yankees identifies potential acquisition candidates for our company and conducts negotiations with them on our company's behalf, subject in each case to specific ratification by the board of directors prior to entry into any agreements. It is anticipated that Yankees will become materially less involved in assisting our company as income from operations becomes available to pay for full time corporate level personnel. As independent resources become available and our company becomes less financially dependent on continuing investments by Yankees, the board of directors will form its own compensation, nomination and acquisition committees.

                        EXECUTIVE OFFICERS AND DIRECTORS

     The following persons have served in the positions indicated on the table below, since July 1, 1999:

Name                       Age     Term     Positions

Lawrence R. Van Etten      63      (12)     President, chief operating officer,
                                            director and executive
                                            committee member; director nominee.
Charles J. Scimeca         53      (1)(2)   Acting president, chief executive
                                            officer, director.
Michael Jordan             46      (3)(12)  President, director, executive
                                            committee member.
G. Richard Chamberlin      53      (1)(10)  Acting secretary, general counsel,
                                            director, executive committee
                                            member; director nominee.

Name                      Age     Term     Positions

Penny Adams Field         43      (1)(6)   Director, audit committee chair.
Anthony Q. Joffe          58      (1)(6)   Director, audit committee and
                                           executive committee member; director
                                           nominee.
Mark Granville-Smith      42      (4)      Director.
J. Bruce Gleason          56      (5)      Director;  director nominee.
Saul B. Lipson            51      (7)(6)   Director, audit committee chair,
                                           executive committee member; director
                                           nominee.
Edward C. Dmytryk         53      (7)(6)   Director, audit committee member;
                                           director nominee.
Michael A. Caputa         29      (8)      Director.
Carol A. Berardi          45      (9)      Director.
Dennis A. Berardi         54      (9)      Director.
Vanessa H. Lindsey        29      (10)     Director & secretary; director
                                           nominee.
David K. Cantley          62      (11)     Vice president, treasurer, chief
                                           financial officer, director; director
                                           nominee.
--------
(1) Elected on November 6, 1998, to serve, in the case of directors, until the next annual meeting of our company's stockholders and until their successors are elected and assume their office, unless their earlier resignations are accepted by our company's board of directors: and, in the case of officers, to serve at the pleasure of our company's board of directors. Ms. Field resigned due to lack of available time on March 1, 2000.

(2) Mr. Scimeca resigned as our company's acting president and as a member of our company's board of directors on August 5, 1999.

(3) Our company's board of directors elected Michael Jordan as its president and as a member of its board of directors, effective as of August 6, 1999. Mr. Jordan resigned as our company's president on May 22, 2000. Mr. Jordan's term as a member of our company's board of directors will expire following the election and installation of his successor (assuming Mr. Jordan is not re-elected) at the next annual meeting of stockholders.

(4) In accordance with the terms of a settlement agreement between our company and Edward Granville-Smith, Jr. (who served as our company's principal officer and sole director from 1995 until November of 1998), our company elected his son, Mark Granville-Smith as a member of our company's board of directors, effective July 1, 1999. Details of the settlement agreement were disclosed in our company's report on Form 10-KSB for the year ended December 31, 1998 and such agreement was filed as an exhibit thereto. Mr. Mark Granville-Smith resigned as a member of our company's board of directors of our company on September 17, 1999, for personal reasons. The resignation did not involve any disagreements with our company and a copy of his resignation letter was filed as an exhibit to our company's report on Form 10-KSB for the fiscal year ended June 30, 1999.

(5) In conjunction with the acquisition of American Internet Technical Center, Inc., a Florida corporation ("American Internet"), J. Bruce Gleason, the president, founder and a member of the board of directors of American Internet, was elected as a member of our company's board of directors for a term commencing on July 1, 1999, and expiring on the earlier of December 31, 1999, or the conclusion of the next annual meeting of our company's stockholders, provided that his successor will have been duly elected and assumed office.

(6) The audit committee has been comprised of Ms. Field, (who served as chair from its creation until November 4, 1999 and as a member of the committee until March 1, 2000), Mr. Joffe (who has served since its creation), Mr. Lipson, who was elected as a member and as chair on November 4, 1999 and Mr. Dmytryk (who was elected as a member on November 4, 1999).

(7) Messrs. Lipson and Dmytryk were elected to the board of directors on November 4, 1999 for a term expiring at our company's next annual meeting of stockholders and will be nominated for re-election to our company's board of directors at the next annual stockholders meeting.

(8) Mr. Caputa was elected on December 2, 1999, for a term expiring after our company's next annual meeting of stockholders; however he will be nominated for re-election to our company's board of directors at the next annual stockholders meeting.

(9) Mr. and Mrs. Berardi were elected on December 2, 1999, for a term expiring after our company's next annual meeting of stockholders. However, they resigned in conjunction with the change in Trilogy's status (see "Part III, Item 12, Certain Relationships and Related Transactions") on June 7, 2000.

(10) Mrs. Lindsey was elected as our company's secretary, replacing G. Richard Chamberlin, Esquire, in that role, on November 11, 1999. She serves at the pleasure of the board of directors but has agreed to remain in that office until December 31, 2000. She was elected as a member of our company's board of directors on April 6, 2000, replacing Ms. Field. Mr. Chamberlin resigned as our company's general counsel on March 31, 2000. Mr. Chamberlin and Ms. Lindsey will be nominated for re-election to our company's board of directors at the next annual stockholders meeting.

(11) On February 17, 2000, David K. Cantley was elected as our company's vice president, treasurer and chief financial officer. He serves at the pleasure of the board of directors in such roles. Effective July 1, 2000 Mr. Cantley was elected as a member of our company's board of directors for a term expiring after its next annual meeting of stockholders; however, he will be nominated for re-election to our company's board of directors at the next annual stockholders meeting.

(12) Mr. Van Etten was elected as a member of our company's board of directors on May 22, 2000 for a term expiring after its next annual meeting of stockholders; however, he will be nominated for re-election to our company's board of directors at the next annual stockholders meeting. He was elected as our company's president and chief operating officer on May 22, 2000 and serves in such offices at the pleasure of the board of directors.

     The following biographies disclose information concerning the business and professional activities of the members of our company's board of directors, executive officers and other persons deemed material employees.

Executive Officers and Directors:

Lawrence R. Van Etten

     Mr. Van Etten, age 63,was elected as acting president and chief operating officer and a member of our Company's board of directors on May 22, 2000. Mr. Van Etten graduated from New York Military Academy, Cornwall On Hudson, New York in 1954;attended Gettysburg College, Gettysburg, Pennsylvania from 1954 -1956 and Marist College, Poughkeepsie, New York from 1981-1982 . He was employed by IBM from 1956, until 1987, where he held several senior management positions including Corporate Control Operations Manager, Corporate Scheduling Manager and Director of Logistics Special Processes. Since leaving IBM, Mr. Van Etten has served as an executive with several companies in the United States and Canada [Vice President - Remtec, Inc. Chambly, QC - Manufacturer of Refueling Vehicles 1987-1988; Vice President - The Enterprise Group - Clearwater Florida - Development Of New Business Opportunities 1993-1994; Vice President - International Digital Communications Systems, Inc. - Miami, FL - Telecommunications Sales - 1996-1998; President Techtel Communications, Inc., Pompano Beach, FL- CLEC Service Provider 1998 - 1999 ] and owned and managed his own consulting company [LVE & Associates - US & Canada - Several long term contracts with Toyada Gosei, Best Glove Canada, Remtec, Inc. Prestige Auto & Strategic health Development Corporation]. Much of his recent work experience has dealt with business management systems, materials management, management development, personal computer application software and the Internet. Since May 31, 2000, Mr. Van Etten has serves as a member of the board of directors of Colmena Corp., a publicly held Delaware corporation.


David K. Cantley

     David K. Cantley, age 62, was elected as our company's vice president, treasurer and chief financial officer on February 17, 2000 and as a member of its board of directors effective July 1, 2000. Mr. Cantley graduated from Yale University in 1959. From 1959 through 1964, except for six months active duty with the Pennsylvania National Guard, he worked in his family's structural steel contracting business, Cantley & Co., Inc., Philadelphia, Pennsylvania. In 1965 he joined the Stouffer Corporation, headquartered in Cleveland, Ohio where he held various management positions from 1965 through 1974. In 1974 he returned to Philadelphia and rejoined the family business, Cantley & Co., Inc., where he served as vice-president until 1978. From 1978 to 1981 Mr. Cantley was employed as general manger of the Great Bay Resort & Country Club, Somers Point, New Jersey. In 1981 he joined Bally's Park Place Casino, Atlantic City, New Jersey where he was employed as dealer, floor man and pit boss until 1984. From 1984 to 1992 he served as vice- president of Hotel Properties, Inc., Somers Point, NJ, a private company in the hospitality real estate development, construction and management business. He served as president of Full House Resorts, Inc. (NASDAQ:
FHRI) from its inception in 1992 to 1995. From 1995 to 1999, Mr. Cantley was associated with Nevada Gold & Casinos, Inc. (OTC Bulletin Board: UWIN) as project director and financial advisor. He remains an advisory director of Nevada Gold & Casinos. Mr. Cantley joined Trilogy International in July 1999 as its chief financial officer.

Vanessa H. Lindsey

     Vanessa H. Lindsey, age 29, was elected as our company's secretary on November 11, 1999 and as a member of our company's board of directors on April 6, 2000. From 1993 to 1995 she was employed by Accell Plumbing Systems, Inc., an Ohio corporation, as that company's office manager and bookkeeper. Since 1995 she has been employed by Diversified Corporate Consulting Group, L.L.C., a Delaware limited liability company, engaged in providing diversified consulting services and in filing EDGARized documents for clients with the Commission, as that company's chief administrative officer. Since 1996 she has been employed by the Southeast Companies, Inc., a Florida corporation, involved in the entertainment industry, in business and political consulting and as a licensed mortgage brokerage company, as its chief administrative officer and currently serves as its vice president and secretary. She is also the secretary and chief administrative officer for the Yankee Companies, Inc., which serves as our company's strategic consultant, and, for Southern Capital Group, Inc, a Florida retail finance corporation and licensed mortgage brokerage business. She currently holds the position of secretary of The Marion County Libertarian Party and was the Campaign Treasurer for the Cyndi Calvo for State Senate, District 8 Campaign. Since January of 1999, she has served as the secretary of Colmena Corp., a publicly held Delaware corporation and was elected as a member of its board of directors on January 3, 2000.

Michael Jordan

     Michael Jordan, 46 years old, is a resident and native of Miami, Florida. From 1972 until 1973 he attended the University of Miami where he studied English literature. In 1979, Mr. Jordan obtained a Series 7 and a Series 63 license from the NASD and in 1982 he obtained a Series 24 license from the NASD (general securities principal). In conjunction with his activities as an individual licensed to engage in securities transactions by the NASD, he was also licensed by the securities regulatory authorities of a number of states. Since 1985, Mr. Jordan has been engaged in business as a private investor. In 1992, Mr. Jordan incorporated Securities Counseling and Management, Inc., a private consulting firm headquartered in Miami, Florida, for which he serves as president and sole director. In January of 1996, Mr. Jordan became secretary, treasurer and a member of the board of directors of Zagreus, Inc., a publicly held Delaware corporation then headquartered in Miami, Florida ("Zagreus"). Zagreus is an inactive public company in the process of reorganization. In 1998, Mr. Jordan became an independent consultant for the Southeast Companies, inc., a Florida corporation engaged in providing business and political consulting services and consumer financial services as a licensed mortgage brokerage company and during 1998, became president of a division thereof operating in compliance with Florida fictitious name laws as Southeast Counseling & Management. In 1999, Mr. Jordan became a registered principal (NASD Series 24 license) of Champion Capital Corporation, an NASD member firm located in Orlando, Florida. On August 6, 1999, Mr. Jordan became a member of our company's board of directors and was elected as our company's president.

G. Richard Chamberlin

     G. Richard Chamberlin age 53, has since November 1998, served as a member of our company's board of directors and served as our company's general counsel until March 31, 2000. Until November 11, 1999, he also served as our company's secretary. From 1973 to 1974 he served as Trust Officer with Central Bank & Trust Company, Jonesboro, Georgia. Mr. Chamberlin is a practicing attorney and is a member of the Georgia Bar, (since 1974), and the Florida Bar, (since 1990). He is also a member of the Bars for the Federal District Court for the Northern District of Georgia, (since 1974) and the Federal District Court for the Northern District of Florida (since 1995), the Court of Appeals for the State of Georgia, (since 1974) and the Supreme Court for the State of Georgia (since
1974).  Mr.  Chamberlin  is also a member of the Bar for the  Eleventh  District

Court of Appeals, (since 1982). He is a graduate of Eastern Military Academy, Huntington, New York (College Prep Diploma, 1964): The Citadel, The Military College of South Carolina, (B.A., political science, 1968): and the University of Georgia School of Law, (J.D., 1971). Mr. Chamberlin earned a Certificate from the American Bankers Association, National Trust School, (1974). Mr. Chamberlin is a two term former member of the Georgia House of Representatives, (1979-1983). In the State House, Mr. Chamberlin served on the Following committees: House Journal Committee, Natural Resources Committee, Special Judiciary Committee and Labor Committee. He is a former member of the Counsel for National Policy. He is the founder of the Georgia Roundtable, Inc., and served as President from 1981 to 1986.: He is the founder of the Georgia Heritage Foundation, and served as President from 1982 to 1986. He is the former Principal of Soul's Harbor Christian Academy, Belleview, Florida, (1990-1992). Mr. Chamberlin served as national music chairman for the Religious Roundtable, Inc., at the premier event known as the 1992 National Affairs Briefing in Dallas, Texas wherein President George Bush was the keynote speaker. Mr. Chamberlin has received Resolutions of Commendation from the House of Representatives for the Commonwealth of Kentucky, (1985) and from the House of representatives for the State of Georgia, (1982). Mr. Chamberlin is former president and director for Atrieties Development Company, Inc., a publicly held corporation involved in the real estate industry, (1986 through 1987), and has held licenses as a real estate agent, (Georgia and Florida). He presently serves as President of the Citadel Club of Central Florida, Inc. Mr. Chamberlin also serves as President of Southern Capital Group, Inc., a Florida corporation, ("SCG") with offices in Belleview and Ocala, Florida. SCG was founded in 1999 to consolidate pre existing business lines in the automotive and mortgage business. Mr. Chamberlin is also president and sole director of and majority stockholder in Sports Collectible Exchange, Inc., a Florida corporation, ("SCE"). SCE was founded in 1999 specializing in the sale and distribution of minor league baseball collectibles. Mr. Chamberlin has agreed to serve another term as a member of our company's board of directors, if elected by the stockholders, but requested that our company replace him with a general counsel who could dedicate more time to our company's affairs. Pursuant to the terms of our company's consulting agreement with Yankees, our company is permitted to share the use of Yankees' general counsel, subject to such counsel's superior obligations to Yankees in the event of a conflict of interests. Our company is also required to pay Yankees for the reasonable value of the services provided by its general counsel but can make such payment in shares of our company's restricted common stock. Yankees' current general counsel is George Franjola, Esquire.

Anthony Q. Joffe

     Anthony Q. Joffe, age 58, has served as a member of our company's board of directors since November, 1998. He also serves on its audit and executive committees. Mr. Joffe holds a degree in Aeronautical Engineering Management from Boston University, Boston, Massachusetts. Subsequent to his graduation, Mr. Joffe was employed as the Quality Control Manager for Cognitronics Corporation, a computer manufacturer, where he was responsible for overseeing the United States Air Force compliance testing program as well as normal day-to-day management. In 1967, Mr. Joffe was employed by General Electric as a production engineer in the insulating materials field. In 1970, Mr. Joffe was employed by King's Electronics, a RF coaxial connector manufacturer, where he was responsible for major accounts and guided the field sales force. In 1973, Mr. Joffe was one of the founders and vice-president of J.S. Love Associates, Inc., a commodity brokerage house no longer in operation (then headquartered in New York City). In 1976, Mr. Joffe formed and served as President and Chief Operating Officer of London Futures, Ltd., a commodity broker with 275 employees in nine offices. London Futures, Ltd. was closed in 1979 and Mr. Joffe moved to Florida. From 1979 until 1986, Mr. Joffe was vice president of Gramco Holdings, Inc. (and its predecessor companies), a firm which owned and operated a variety of companies. These companies included five cemeteries and funeral homes in Broward County, Florida, a 33 acre marina, a general contracting company, a boat title insurance underwriting firm, three restaurants, a real estate brokerage company, a mortgage brokerage company and a leasing company. His responsibilities involved supervision of the day-to-day operations and new business development. From 1986 to 1991, Mr. Joffe served as consultant and/or principal to a variety of small businesses in the South Florida area. In 1989 Mr. Joffe became President of Windy City Capital Corp., a small publicly traded, reported company that was originally formed as a "blind pool" for the express purpose of finding an acquisition candidate. Eventually, a reverse merger was consummated with a computer software company from Pennsylvania. Mr. Joffe then took the position of President of Rare Earth Metals, Inc. (and its predecessor companies), a small publicly traded company which has purchased Spinecare, Inc., a medical clinic in New York. Spinecare changed its name to Americare Health Group and relocated its state domicile to Delaware. Since March of 1993, Mr. Joffe has performed consulting services for First Commodities, Inc., an Atlanta based commodities firm, and has been involved in fund raising for the Multiple Sclerosis Foundation. He also assisted Digital Interactive Associates and IVDS Partnership with financial affairs in conjunction with their successful bid to the Federal Communications Commission for licenses in the cities of Atlanta, Georgia, Minneapolis/St. Paul, Minnesota, and Kansas City, Missouri. Mr. Joffe served as the interim president of Madison Sports & Entertainment Group, Inc., a publicly held Utah corporation then headquartered in Fort Lauderdale, Florida, from September 1, 1994, until February 16, 1996, at which time he became its vice president and vice chairman, chief operating officer, treasurer and chief financial officer until he resigned in 1996. Since 1996, he has founded a boat financing company and joined NorthStar Capital ("NorthStar") as Managing Director. NorthStar is an investment banking firm with offices in Stamford, Connecticut and Boca Raton, Florida which specializes in assisting small to mid size private and publicly traded companies with business and financial planning; acquisition and divestiture: financial public relations and market position advice: and, treasury services. In January 1999, Mr. Joffe was elected to serve as a member of the board of directors of Colmena Corp, a publicly held Delaware corporation, involved in the telecommunications industry. In March of 1999, Mr. Joffe was elected as chairman of the board of directors and in May of 1999, he was elected as the president of Colmena Corp.

J. Bruce Gleason

     Mr. Gleason, age 56, was elected to our company's board of directors, effective as of July 1, 1999, concurrently with the acquisition of American Internet on June 25, 1999. He co-founded American Internet with Michael D. Umile in 1998 and served on the board of directors of American Internet and as its president, chief executive officer and chief financial officer until its merger with WRI. He has a diverse business background with over 30 years experience in sales, marketing and finance. In 1972 Mr. Gleason received a certified general accounting designation from the Certified General Accountants Association located in Ontario Canada. From 1972 until 1974 he was employed by Crawford, Smith & Swallo, a public accounting firm located in Toronto, Canada. In 1973 he founded Photo Shack, Inc., an Ontario corporation which owned and operated a chain of seventy, 24 hour film processing kiosks in Canada which he sold in 1976. In 1982, he founded Gourmet Galley, Inc., and served as president of frozen food distribution in Pompano Beach, Florida, until 1990, when he sold Gourmet Galley, Inc. to a partner. In 1990, he co-founded Southern Telco, Inc., a telecommunications company headquartered in Lighthouse Point, Florida, in which he served as president. Southern Telco, Inc., was sold to Public Teleco, Inc. in 1993. From 1994 until 1996, he served as president of Showcase Group, Inc., a construction company headquartered in Deerfield Beach, Florida which built 27 town houses, after which he conveyed his interest to a third party in 1996. During 1996, he received a legal expense insurance license from the State of Florida Department of Insurance and served as an independent associate for Prepaid Legal Services, Inc. headquartered in Lighthouse Point, Florida, until 1998.

Saul B. Lipson

     Mr. Lipson, age 51, serves as a member of our company's board of directors, as chair of its audit committee and has been nominated for membership in the next board of directors' regulatory affairs committee. Mr. Lipson is the founder and President of The Lipson Professional Group, Inc., a Financial Consulting and Accounting Firm. Mr. Lipson has expertise in the fields of Accounting and Financial Consulting. He has represented hundreds of public and private companies, as well as individuals. The depth of Mr. Lipson's expertise ranges from basic accounting and taxes to SEC compliance consulting for over the counter companies. Prior to establishing The Lipson Professional Group, Mr. Lipson was involved in marketing and financial and management consulting for various businesses such as Ross Todd Productions, a concert promoting firm in Cincinnati, Ohio; Reimer & Associates, a management consulting firm in Fort Lauderdale, Florida; and, World Wide Consultants, Inc., a multi-faceted business with offices in the United States and Sweden. Mr. Lipson earned a bachelor of professional arts degree at the Brooks Institute in Santa Barbara, California in 1971, after completing his undergraduate accounting requirements at Florida Atlantic University in Boca Raton, Florida in 1985. Mr. Lipson earned his Master of Accounting degree with honors from Nova Southeastern University in Davie, Florida in 1988. Mr. Lipson is also enrolled as an agent to practice before the United States Internal Revenue Service and has received a Certified Financial Planner designation from the College for Financial Planning in Denver, Colorado.

Edward Carl Dmytryk

     Mr. Dmytryk, age 53, serves as a member of our company's board of directors and as a member of its audit committee. He graduated summa cum laude from the Citadel, the Military College of South Carolina, in 1968 with a bachelor of science degree. From 1968 until 1973, Mr. Dmytryk served in the United States Air Force (including a tour in the Viet Nam conflict as a fighter pilot), where he attained the rank of captain. From 1973 until 1975, he served as a sales manager for Wulfsberg Electronics, Inc., a national avionics firm specializing in airborne radio telephone systems and headquartered in Overland Park, Kansas. From 1976 until 1981, he served as a regional sales manager for Polaroid
Corporation a multi faceted imaging company headquartered in Cambridge, Massachusetts. From 1981 until 1985, he served as vice president of sales for West Chemical, Inc., a company involved in the manufacture of animal health feed additives, pharmaceutical products, iodophor concentrates and specialty chemicals, headquartered in Princeton, New

Jersey. From 1985 until 1986, he served as vice president for sales and marketing at Animed, Inc., a veterinary products manufacturing company specializing in sales to veterinarians, headquartered in Roslyn, New York. From 1987 until 1988, he served as president of Mac's Snacks, Inc., the world's largest processor of pork rinds, headquartered in Grand Prairie, Texas. From 1988 until 1995, he served as the chief operating officer for Bollinger
Industries, Inc., a fitness products manufacturer headquartered in Irvine, Texas. Since June of 1990, he has been the owner and chief executive officer of Benchmark Industries, Inc., a metal fabrications company headquartered in Fort Worth, Texas. Since September of 1999, he has also served as the acting president of GNR Health Systems, Inc., a physical therapy products sales company headquartered in Ocala, Florida.

Michael A. Caputa

     Mr. Caputa, age 29, was recently elected as a member of our company's board of directors and serves as the president of our company's subsidiary, WRI. He founded WRI in 1998 and was its principal stockholder prior to the merger with American Internet. He continues to serve as a member of the merged companies' board of directors and as its president and chief executive officer. From July of 1996 until May of 1998, he served as director of sales for GCI Marketing, Inc., a Florida corporation engaged in web design and hosting. Mr. Caputa graduated from Florida Atlantic University in 1996 with a degree in psychology.

Former Officers and Directors

     The following persons served as officers or directors during the fiscal year ended June 30, 1999, but no longer serve in such capacities.

Charles J. Scimeca, Acting President & Director

     Charles J. Scimeca, age 54, served as the acting president and as a member of our company's board of directors from November 11, 1998 until August 6, 1999, when he resigned from all positions with our company to pursue other interests. Since 1982 he has been a licensed real estate broker. He is managing director of Coast to Coast Realty Group, Inc., located in Sarasota, Florida. The company is involved in residential and commercial real estate development as well as general real estate brokerage and business acquisition. He has been involved in real estate transactions totaling over one billion dollars, representing Fortune 500 clients, such as , Equitable Life Insurance Company, Walt Disney Corporation, Paramount Studios and TRW Real Estate Group. From 1980 until 1982, Mr. Scimeca was on sabbatical, exploring business opportunities in various industries. From 1975 until 1980, Mr. Scimeca served as chief operating officer for Andy Frain Maintenance & Security, Inc., headquartered in Chicago, Illinois. His responsibilities included budgeting and implementing cleaning services for high rise office, retail and industrial properties for such notable clients as Standard Brands, JMB Realty, John Hancock Insurance Company and other Fortune 500 companies. From 1965 until 1975, Mr. Scimeca was the owner and manager of the Mecca Restaurant, a full-service family owned multi-unit restaurant business headquartered in Chicago, Illinois. He is a member of the Clearwater, Sarasota and Manatee County Association of Realtors, the International Council of Shopping Centers and other local, regional and national real estate and mortgage related organizations. He holds a degree in Business Administration from Wright College in Chicago, Illinois (1964). Mr. Scimeca has remained available to our company on an informal basis to provide continuity of management and assist in Mr. Jordan's transition and has continuously provided material assistance on an uncompensated basis.

Edward Granville-Smith, Jr., Director

     Edward Granville-Smith, Jr., age 66, served in the following capacities for our company until November, 1998: president, chief executive officer and sole director. From November, 1998, until March, 1999, he continued as a member of our company's board of directors, although he informed our company's board of directors through his son and attorney in fact, that he was unable to attend board of directors meeting due to present impairment and disability. Mr. Granville- Smith, Jr., was President of Equity Growth Systems, Inc., a Maryland corporation (not to be confused with our company) specializing in structuring and marketing mortgage backed securities as well as the acquisition of select commercial real estate for its own account. From 1981 to the present, he has been a real estate consultant and principal involved in various aspects of commercial real estate financing and syndication, both internationally and domestically. One primary accomplishment during this period was the successful sale of the real estate assets of some twenty-nine limited partnerships to both domestic and foreign investors. From 1972 through 1980, he was chairman of the board of directors, chief executive officer and president of United Equity Corporation, a corporation which was primarily involved in the structuring, financing and marketing, through the syndication of various tax incentive ventures with an aggregate valuation in excess of $100 million. From 1959 through 1972, Mr. Granville-Smith, Jr. built the Washington Insurance Agency, Inc., and became the chairman of one of the top one percent of insurance brokerage houses in the Washington area. Mr. Granville-Smith, attended Brown University from September, 1951 through June, 1952 at which time he entered the United States Marine Corps. Upon discharge from the Marine Corps in 1955, he enrolled in the Georgetown University School of Foreign Service and graduated in June of 1959 with a B.S.F.S. degree. Mr. Granville-Smith's professional affiliations include CLU and CPCL.

Mark Granville-Smith, Director

     Mark Granville-Smith, 42 years of age, was elected to our company's board of director's effective July 1, 1999, to serve until the next annual meeting of our company's stockholders or until December 31, 1999, whichever event occurs first. Mr. Granville-Smith graduated from Georgetown University, Washington, D.C. in 1980 with a bachelor of science degree in business administration. From 1976 until 1980 he was a commercial pilot for United Bounty Corporation of Silver Spring, Maryland. In 1980, he went to work in the commercial real estate syndication industry with his father Edward Granville-Smith, Jr., the recently retired president, chairman and chief executive officer of our company. Mr. Mark Granville-Smith served as the president of corporate general partners in a number of privately placed real estate syndications during such period, as well as of Milpitas, the corporate general partner of a public real estate limited partnership capitalized with $6,000,000, and of a number of privately placed real estate syndications. In 1986 he also became president of Gran-Mark Properties, Inc., located in McLean, Virginia, the general partner of Gran-Mark Income Properties Limited Partnership. In 1987 he left Milpitas and formed his own real estate syndication company which sponsored private placement syndications of commercial real estate for two years. Starting in 1989, Mr. Mark Granville- Smith managed an international underwater diving expedition for Maryland Marine Recovery Headquarters in Towson, Maryland, to salvage the cargo of an 1850's sailing ship that sank in the Irish Sea. In 1991, he became chairman of the board of directors and chief executive officer of Classic Concept Builders, Inc. ("Classic"), a start-up residential new home construction company. In 1998, he became involved with our company as a result of his father's decline in health and during September of 1998, was appointed attorney-in-fact for purposes of handling certain personal and business affairs for his father (then our company's sole director and chief executive officer). Since December of 1998, he has participated in our company's board of director's meetings in a non-voting capacity. Mr. Mark Granville-Smith resigned as a member of our company's board of directors on September 17, 1999, for personal reasons.

Penny Adams Field, Director, Audit Committee Chair and Audit Committee

     Penny Adams Field, age 44, served as a member of our company's board of directors from November of 1998 until March 1, 2000. Until November 4, 1999, she also served as the chair of its audit committee. Mrs. Field is a principal and co-founder of Executive Concepts, a management consulting and investment banking advisory firm. Ms. Field has technical expertise in designing and implementing financial management systems, acquisition and divestiture models, cash flow management, information systems assessment and implementations, and operational and cost system audits. Her background in strategic planning, performance measurement, comprehensive business planning, and cost structure analysis add to the breadth and depth of the Executive Concepts team skills. Ms. Field is an experienced and accredited business valuation specialist and is a member of the Institute of Business Appraisers. As a management consultant, Ms. Field has consulted with firms such as Monsanto, Mallinckrodt, McDonnell-Douglas, MEMC Electronic Materials Company, Maytag, Mark Andy, CyberTel, and numerous other small firms in the healthcare, manufacturing, construction, and service industries. Prior to founding Executive Concepts, Ms. Field was an administrator for the John M. Olin School of Business at Washington University in St. Louis, where she helped to establish the Executive Programs division. Her responsibilities included program development in the Far East. Prior to her administrative role she served as a full-time member of the accounting faculty instructing in financial accounting and cost management for undergraduate and graduate programs at the Olin School. Prior to graduate study at Washington University, Ms. Field worked in healthcare administration and banking, including positions at Children's Hospital National Medical Center in Washington, D.C. and Harris Bank in Chicago. After earning a B.B.A. in Accounting and Finance, Ms. Field earned her M.B.A. from the Olin School of Business at Washington University in St. Louis. Ms. Field also posted several hours of Ph.D. level course work in accounting and finance prior to making a full-time commitment to consulting. Due to other business commitments, Mrs. Field was unable to dedicate required time to our company's business and elected to resign.

Carol A. Berardi

     Mrs.  Berardi,  age 45,  served  as a  member  of our  company's  board  of directors from December 2, 1999 until June 7, 2000 and currently serves as president of Trilogy. In 1980, Ms. Berardi founded Wayne, New Jersey based Jakits Personnel and in 1986 she acquired a Transworld Temporary Franchise, a permanent placement and temporary help service firm, which she operated until 1990. In 1990, Mrs. Berardi joined Dennis Berardi, now her husband, to co-found Uniquest, a network marketing company specialized in the sale of non-run pantyhose, headquartered in Lakewood, New Jersey. In 1992, Mrs. Berardi was retained as a consultant for Nashua, New Hampshire based Envion International Inc., a start up company in the direct sales industry with a product line of nutritional meal replacement bars. In 1993, upon completion of Mr. and Mrs. Berardi's assignment as a consultant to Envion, they started their own Envion distributorship. In May of 1998, Mr. and Mrs. Berardi founded Trilogy International, Inc., a network marketing/e- commerce company specializing in the sale of products to enhance the quality of life for people, the planet and pets.

Dennis A. Berardi

     Dennis Berardi, age 54, served as a member of our company's board of directors from December 2, 1999 until June 7, 2000 and currently serves as chief executive officer of Trilogy. He began his career in the music industry as a professional drummer. Mr. Berardi was drafted into the United States Army Band in 1963 and was subsequently appointed to the Presidential Band in Washington, D.C. In 1968, Mr. Berardi founded Town Music, a national chain of music stores that he owned and operated. In 1976, he started Kramer Guitar, a major music instrument company headquartered in Neptune, New Jersey. He sold Kramer Guitar (now owned by Gibson Guitar), in 1989. In 1987, Mr. Berardi became involved in the music promotion industry, brought the first Russian band, Gorky Park, to the United States and obtained a major recording deal for the band with Polygram Records. In the same year, Mr. Berardi founded Berardi-Thomas Management to help oversee the careers of major recording artists. A year later, Mr. Berardi organized the Moscow Peace Festival, which brought United States and Russian rock and roll bands together for a concert at Moscow's Lenin Stadium. In 1990, Mr. Berardi founded Uniquest, a networking marketing company based in New Jersey that specialized in the sale of non-run pantyhose. In 1993, Mr. Berardi and his wife, Carol Berardi, started a distributorship with Nashua, New Hampshire based Envion International, a direct sales company with a focus on nutritional products for humans. In May of 1998, Mr. and Mrs. Berardi founded Trilogy International, Inc., a direct sales/e-commerce company specializing in the sale of products to enhance the quality of life for people, the planet and pets.

Other Material Personnel

     While not employees of our company or of any of its subsidiaries, Yankees provides our company with access to the services of a number of its employees and access to the services of other persons who are under independent contractor arrangements with Yankees, pursuant to which they provide Yankees' clients with assistance, as required. Among such persons are Leonard Miles Tucker, Yankees president; William A. Calvo, III, Yankees vice president. In addition, Vanessa
H. Lindsey, our company's secretary and a member of our company's board of directors serves as the secretary and chief administrative officer for Yankees and G. Richard Chamberlin, Esquire, a member of our company's board of directors and its former general counsel, also served as general counsel to Yankees and was introduced to our company by Yankees; Executive Concepts, a business owned and operated by Penny Adams Field and her husband was under an independent contractor agreement with Yankees pursuant to which they provided Yankees' clients with assistance, as required, and Mrs. Field, a former member of our company's board of directors and the former Chair of its audit committee was introduced to our company by Yankees; Securities Counseling & Management, Inc., a Florida corporation owned and operated by Michael Jordan, our company's former president and a member of its board of directors is under an independent contractor agreement with Yankees pursuant to which it provides Yankees' clients with assistance, as required, and Mr. Jordan was introduced to our company by Yankees.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To the best of our company's knowledge, based on copies of reports provided, all reports required to be filed pursuant to Section 16(A) of the Exchange Act have been filed except for reports which may have been required by Xcel Associates, Inc. and its affiliates and Dennis A. and Carol A. Berardi, in conjunction with their return of our company's common stock as described in "Part 1, Item 1, Description of Business."

                         ITEM 10: EXECUTIVE COMPENSATION

     During the twenty-four month period commencing on July 1, 1998 and ending on June 30, 2000, no executive officer received compensation from or on behalf of our company during any twelve month period valued, in the aggregate, in excess of $100,000, except possibly for Mr. Edward Granville-Smith, Jr., if the book value of his settlement is considered compensation. During the 12 month period ended June 30, 1999, three persons served as our company's executive officers. Mr. Edward Granville-Smith, Jr. served in such position during the period starting on July 1, 1998 until his replacement for health purposes on or about November 11, 1998, Mr. Charles J. Scimeca served in such role during the period starting on November 11, 1998 through June 30, 1999 and G. Richard Chamberlin, Esquire, served in such position from on or about November 11, 1998 through June 30, 1999. During the 12 month period ended June 30, 2000, five persons served as our company's executive officers, Mr. Scimeca served in such role until his resignation on August 5, 1999, Mr. Chamberlin served in such role until his resignation on March 31, 2000, Michael Jordan served in such role from August 6, 1999 through May 22, 2000, Mr. Van Etten and Mrs. Lindsey currently serve in the roles disclosed above.

     During the 12 month period ended June 30, 1999, Mr. Granville-Smith received 47,000 shares of our company's common stock and all of our company's real estate operations in settlement of all potential claims that Mr. Granville-Smith or his affiliates may have had against our company, including claims under his employment agreement in effect since 1995. At the time of their authorization for issuance by the board of directors (March 22, 1999), the market value for such shares, based on the closing price reported on the OTC Bulletin Board, was $0.25 per share (an aggregate of $11,750 for the 47,000 shares received). The book value of our company's assets conveyed to Mr. Granville-Smith, as reported in our company's audited balance sheet for the year ended December 31, 1998, was approximately $377,275. In addition to the foregoing, during such period Mr. Granville-Smith received the sum of $5,000 from our company as repayment for unaccounted expenses that Mr. Granville-Smith claimed to have made on behalf of our company, but could not document.

     During the 12 month period ended June 30, 1999, Mr. Scimeca received options to purchase 200,000 shares of our company's common stock, at an exercise price of $0.02 per share as his only compensation from our company for services in all capacities. At the time the options were authorized for issuance by the board of directors (December 11, 1998), the market value for the shares of our company's common stock, based on the closing price reported therefor on the OTC Bulletin Board, was $0.06 per share.

     During the 12 month period ended June 30, 1999, G. Richard Chamberlin, Esquire, then our company's secretary and general counsel, was assigned the right to purchase 125,000 shares of our company's common stock for an aggregate of $2,500 by Yankees as compensation for his services as an officer and director of our company. Mr. Chamberlin was subsequently issued an additional 50,000 shares of our company's common stock in consideration for services that may have been contemplated when Yankees assigned the rights to the initial 125,000 shares to Mr. Chamberlin. At the time Yankees relinquished its right to purchase such common stock in favor of Mr. Chamberlin, no market for our company's common stock existed and the stockholders equity per share of our company's common stock, based on the latest available information at the time, was $0.0625 per share. At the time Mr. Chamberlin was granted the additional 50,000 shares (March 24, 1999), the market value for the shares of our company's common stock, based on the closing price reported therefor on the OTC Bulletin Board, was $0.25 per share. Mr. Chamberlin also received an option to purchase 5,000 shares of our company's common stock at $1.50 per share granted to Mr. Chamberlin, for legal services in conjunction with the acquisition of Vista.

     During the 12 month period ended June 30, 2000, no officer of our company or its subsidiaries received aggregate compensation from our company or on behalf of our company from any other person, equal to $100,000 or more. However, Mr. Jordan was granted options to purchase 100,000 shares of our company's common stock, Mr. Van Etten was granted options to purchase 100,000 shares of our company's common stock, Mr. Cantley was granted options to purchase 100,000 shares of our company's common stock and Mrs. Lindsey was granted options to purchase 15,000 shares of our company's common stock (see "Summary Compensation Table" below for detailed disclosure. Although not categorizable as compensation:

* Messrs. J. Bruce Gleason and Michael D. Umile, then executive officers of American Internet, each received 275,000 shares of our company's common stock in exchange for all of their common stock in American Internet. At the time Messrs. Gleason and Umile received such securities (June 25, 1999), the market value for the shares of our company's common stock, based on the closing price reported therefor on the OTC Bulletin Board, was $0.875 per share.

* Mr. Michael A. Caputa, the chief executive officer of WRI, received 531,000 shares of our company's common stock in exchange for all of his common stock in WRI which, at the time (November 11, 1999) had a market value based on the closing price reported therefor on the OTC Bulletin Board, of $1.28 per share.

* Mr. Dennis A. Berardi and Mrs. Carol A. Berardi, the executive officers of Trilogy, they received 1,051,726 shares of our company's common stock in exchange for all of their common stock in Trilogy. At the time Mr. and Mrs. Berardi received such securities (December 2, 1999), the market value for the shares of our company's common stock, based on the closing price reported therefor on the OTC Bulletin Board, was $1.50 per share.

* Mr. Gerald Cunningham and Mrs. Leigh Cunningham, then the executive officers of Lorilei, they received 377,099 shares of our company's common stock in exchange for all of their common stock in Lorilei. At the time Mr. and Mrs. Cunningham received such securities (May 11, 2000), the market value for the shares of our company's common stock, based on the closing price reported therefor on the OTC Bulletin Board, was $1.31 per share.

     In addition, Mr. Caputa, Mr. and Mrs. Berardi and Mr. and Mrs. Cunningham all received salaries and benefits during such period from the subsidiaries by which they were employed, as described below (see "Employment Contracts and Termination of Employment and Change in Control Arrangements").

SUMMARY COMPENSATION TABLE

                  Annual Compensation                         Awards                             Payouts
                                                                       Securities
                                                                       Underlying       Long              All
Name and                            Other            Restricted        Options &        Term              Other
Principal                           Annual           Stock             Stock Apprecia-  Incentive         Comp-
Position Year     Salary   Bonus    Compensation     Awards            tion Rights      Payouts           ensation

(1)      1998     None     None     None             None              None             None              (1)
(1)      1999     None     None     None             None              None             None              (1)
(2)      1999     None     None     None             None              200,000 shares   None              None
(3)      1998     None     None     (3)              50,000 Shares     5,000 shares     None              None
(4)      1999     None     None     $ 45,000 (13)    None              None             None              (15)
(5)      1999     None     None     $ 54,000 (14)    None              None             None              (15)
(6)      2000     (6)      None     (6)              None              100,000 shares   None              (6)
(7)      2000     None     None     None             None              15,000 shares    None              None
(8)      2000     None     None     None             None              100,000 shares   None              None
(9)      2000     None     None     None             None              150,000 shares   None              None
(10)     2000     (7)      None     (7)              None              None             None              (7)
(11)     2000     (8)      None     (8)              None              None             None              (8)
(12)     2000     (9)      None     (9)              None              None             None              (9)


-------
(1) Edward Granville-Smith, Jr., served as our company's president and chief executive officer during the period beginning on July 1, 1997 and ending on November 11, 1998. See the disclosure concerning Mr. Granville- Smith's compensation at "EXECUTIVE COMPENSATION" above.

(2) Charles J. Scimeca served as our company's president and chief executive officer during the period beginning on November 11, 1998 and ending in August of 1999. See the disclosure concerning Mr. Scimeca's compensation at "EXECUTIVE COMPENSATION" above.

(3) G. Richard Chamberlin, Esquire, served as our company's secretary and general counsel during the period beginning on November 11, 1998 and ending on March 31, 2000. See the disclosure concerning Mr. Chamberlin's compensation at "EXECUTIVE COMPENSATION" above.

(4) J. Bruce Gleason was the former president and chief executive officer of American Internet. See the disclosure concerning Mr. Gleason's compensation at "EXECUTIVE COMPENSATION" above.

(5)  Michael D. Umile was the former vice president and chief operating  officer
     of  American   Internet.   See  the   disclosure   concerning  Mr.  Umile's
     compensation at "EXECUTIVE COMPENSATION" above.

(6) David Cantley served as CFO of our company's subsidiary, Trilogy, through February 29, 2000 at an annual salary of $80,000. While with Trilogy, Mr. Cantley deferred a portion of his salary to be paid at such time as Trilogy obtained profitability. Since March 1, 2000 Mr. Cantley has been employed as CFO and Vice President of our company. Actual compensation received by Mr. Cantley from our company and its subsidiary, Trilogy for the 7 months ending June 30, 2000 was $44,897. See the disclosure concerning Mr. Cantley's compensation at "EXECUTIVE COMPENSATION" above.

(7) Vanessa H. Lindsey, serves as our company's secretary. See the disclosure concerning Mrs. Lindsey's compensation at "EXECUTIVE COMPENSATION" above.

(8) Michael Jordan served as our company's president and chief executive officer during the period beginning on August 6, 1998 and ending in May of 2000. See the disclosure concerning Mr. Scimeca's compensation at "EXECUTIVE COMPENSATION" above.

(9) Lawrence R. Van Etten serves as our company's acting president and chief executive officer, since May 22, 2000. See the disclosure concerning Mr. Scimeca's compensation at "EXECUTIVE COMPENSATION" above.

(10) Michael Caputa is employed as the President of our company's affiliate company WRI at an annual salary of $65,000. In order to conserve operating capital Mr. Caputa deferred payment of his salary from April 14, 2000 through June 30, 2000. Actual compensation received by Mr. Caputa for the 7 months ending June 30, 2000 was $25,000. See the disclosure concerning Mr. Caputa's compensation at "EXECUTIVE COMPENSATION" above.

(11) Dennis Berardi CEO and Carol Berardi President of Trilogy subsidiary had employment contracts calling for annual salaries of $80,000 plus automobile allowances of $9,000 annually each. Dennis and Carol Berardi deferred a portion of the salaries during the period that Trilogy was a subsidiary of our company, December 1, 1999 through June 30, 2000, to be paid at such time as the subsidiary becomes profitable. Compensation actually received by each during the period was $43,375. See the disclosure concerning Mr. and Mrs. Berardi's compensation at "EXECUTIVE COMPENSATION" above.

(12) Gerald and Leigh Cunningham were employed as President and Vice President of our company's subsidiary Lorilei at an annual salary of $60,000 each. During the one month ending June 30, 2000 Gerald and Leigh Cunningham each received $5,000 in compensation. See the disclosure concerning Mr. and Mrs. Cunningham's compensation at "EXECUTIVE COMPENSATION" above.

(13) Represents distributions of profits from American Internet received by Mr. Gleason during the period starting on July 1, 1998 and ending on June 30, 1999. Until June 25, 1999, American Internet was subject to taxation under Sub-Chapter S of the Internal Revenue Code of 1986, as amended.

(14) Represents distributions of profits from American Internet received by Mr. Umile during the period starting on July 1, 1998 and ending on June 30, 1999. Until June 25, 1999, American Internet was subject to taxation under Sub-Chapter S of the Internal Revenue Code of 1986, as amended.

(15) During the period starting on July 1, 1998 and ending on June 30, 1999, Messrs. Gleason and Umile each received approximately $3,276 in benefits from American Internet, involving insurance, health insurance and similar perquisites.

OPTIONS AND STOCK APPRECIATION RIGHTS GRANTS TABLE

Quantity of Percentage of Total Securities Options or Stock

                                    Underlying                Appreciation      Exercise
                                    Options & Stock           Rights Granted    or Base
                                    Appreciation              to Employees      Price Per        Expiration
Name                                Rights Granted            In Fiscal Year    Share            Date
Edward Granville-Smith, Jr.         None                      None              Not Applicable   Not Applicable
Charles J. Scimeca                  200,000 shares            35%               $0.02            December 31, 2000
G. Richard Chamberlin               5,000 shares              0.008%            $1.50            Cancelled
Vanessa H. Lindsey                  15,000 shares             0.03%             $1.28            December31,2002
Michael Jordan                      100,000 shares            18%               $0.69            August 31, 2003
Lawrence R. Van Etten               100,000 shares            18%               $0.56            June 30, 2004
Lawrence R. Van Etten               50,000 shares             9%                $0.60            August 19, 2000
David K. Cantley                    50,000 shares              9%               $1.4325           June 30, 2004
David K. Cantley                    50,000 shares              9%               $0.5625           June 30, 2004


AGGREGATED OPTION & STOCK APPRECIATION RIGHT EXERCISES AND FISCAL YEAR-END OPTIONS & STOCK APPRECIATION RIGHTS VALUE TABLE


                                                                       Number of
                                                                       Securities
                                                                       Underlying
                                                                       Options &        Value of
                                                                       Stock            Unexercised
                                                                       Appreciation     In-the-Money
                                    Shares                             Rights at        Options & Stock
                                    Acquired         Value             Fiscal           Appreciation Rights
Name                                On Exercise      Realized          Year End         at Fiscal Year End
Edward Granville-Smith, Jr.         None             None              None             None
Charles J. Scimeca                  None             None *            200,000          $114,000
G. Richard Chamberlin               None             None              5,000            None
Vanessa H. Lindsey                  None             None              15,000           None
Michael Jordan                      None             None              100,000          None
Lawrence R. Van Etten               None             None              100,000          $3,000
Lawrence R. Van Etten               None             None              50,000           None
David K. Cantley                    None             None              50,000           None
David K. Cantley                    None             None              50,000           $3,000

-------
* Mr. Scimeca transferred all of his rights to our company's securities, including those reflected in this table, to Palmair, Inc., a Bahamian corporation, with an address at 55 Frederick Street, Box CB-13039; Nassau, Bahamas ("Palmair"). Chrisje Gentis-VerMeulen, an individual with an address at Brouwrij 8; Breukelen (UTR) 3621, The Netherlands ("Ms. Gentis-VerMeulen"), is listed as the record stockholder and director of Palmair.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS.

Employment Agreements During Fiscal Year Ended June 30, 1999

     During the fiscal year that started on July 1, 1998 and ended on June 30, 1999, our company had no employment contracts, termination of employment or change in control arrangements with any of its executive officers, except:

* Edward Granville-Smith, Jr.'s employment agreement, which was terminated and settled by mutual agreement.

* Employment agreements between J. Bruce Gleason and Michael D. Umile and American Internet inherited by our company in conjunction with the acquisition but which were terminated and settled by mutual agreement.

Summaries of Current Employment Contracts:

     Our company is currently a party to employment agreements with two current executive officers, its president, Lawrence R. Van Etten, and its vice president, treasurer and chief financial officer, David K. Cantley. The following summary information is extracted from their agreements. A copy of the Van Etten and Cantley employment agreements are filed as exhibits to this report (see Part III, Item 13(c), Exhibits Required by Item 601 of Regulation SB.")


Mr. Van Etten:

Duties: Mr. Van Etten serves as our company's chief operating officer and is responsible for supervision of all of our company's other officers; for our company's compliance with all applicable laws, including federal, state and local securities laws and tax laws; for supervision of our company's subsidiaries; and, for performance of such other duties as are assigned to him by our company's board of directors, subject to compliance with all applicable laws and fiduciary obligations.

Other Activities:   Mr. Van Etten must  perform  his  employment  duties in good faith and must devote substantially all of his business time, energies and abilities to the proper and efficient management and execution of such duties.

Term: The Van Etten Agreement is for a term of one year, subject to automatic annual renewal thereafter unless the Party deciding not to renew provides the other with written notice of intention not to renew prior to the 60th day before termination of the then effective term or renewal thereof.

Compensation:

     * An option to purchase up to 100,000 shares of our company's common stock during the 36 month period commencing at the end of the 365th day following commencement of the initial term of his employment agreement, at $0.56 per share, provided that:

          A. He remains in the employ of our company for a period of not less than 365 consecutive days;

          B.   He has not been discharged by our company for cause;

          C.   He  fully   complies  with  the   provisions  of  the  employment
               agreement, including, without limitation, the confidentiality and non-competition sections thereof;

     * In the event that Mr. Van Etten arranges or provides funding for our company on terms more beneficial than those reflected in our company's current principal financing agreements, copies of which are included among our company's records available through the SEC's EDGAR web site, Mr. Van Etten will be entitled, at his election, to either:

          A.   A fee equal to 5% of such savings, on a continuing basis; or

          B. If equity funding is provided through Mr. Van Etten or any of his affiliates, a discount of 5% from the bid price for the subject equity securities if they are issuable as free trading securities, or, a discount of 25% from the bid price for the subject equity securities if they are issuable as restricted securities (as the term restricted is used for purposes of SEC Rule 144); and

          C. If equity funding is arranged for our company by Mr. Van Etten and our company is not obligated to pay any other source compensation in conjunction therewith (other than the normal commissions charged by broker dealers in securities in compliance with the compensation guidelines of the NASD), Mr. Van Etten will be entitled to a bonus in a sum equal to 5% of the net proceeds of such funding.

     * In the event that Mr. Van Etten generates business for our company, then, on any sales resulting therefrom, Mr. Van Etten will be entitled to a commission equal to 5% of the net income derived by our company therefrom, on a continuing basis.

Mr. Cantley:

Duties: Mr. Cantley serves as our company's vice president, treasurer and chief financial officer. As its only current vice president, he assumes the duties of the president in the event of Mr. Van Etten's unavailability. His most specific duties involve:

               * Development and implementation of procedures to assure the timely collection, preparation and filing of data in reports to the Securities and Exchange Commission;

               * Coordination of the internal accounting systems of our company's subsidiaries;

               * Interaction with our company's officers, directors, strategic consultant, audit committee and independent auditors to assure the establishment and maintenance of prudent financial and management controls; and

               * Evaluation of our company's subsidiaries' ongoing capital requirements, monitoring of their operations and evaluation of their progress in attaining goals established by our company's strategic plan.

               * Developing and implementing procedures for gathering, assembling and interpreting all financial data pertaining to our company; preparation of financial reports involving our company and its subsidiaries; coordination of all financial information with our auditors and with our board of directors; assisting our subsidiaries with preparation of their projections and monitoring their financial progress; investigating the financial condition of acquisition candidates and making related recommendations; assisting our board of directors' audit committee coordinating its activities with our auditors; keeping our strategic consultant apprized of the economic status, prospects and financial requirements of our company and its subsidiaries; and, performing such other functions as may be delegated to him by our board of directors.

Other Activities:

               Mr. Cantley is required to devote his full business time to our company's affairs and may not engage in other activities without the prior consent of our board of directors (or of its executive committee if the board of directors is not available).

Term: Mr. Cantley's employment is for a term ending on June 30, 2001, but subject to automatic renewal on an annual basis thereafter unless the party desiring not to renew provides the other with written notice of intention not to renew with sixty days prior to the end of the term then in effect. However, the board of directors may terminate the agreement at any time, subject to Mr. Cantley's contractual remedies, including rights to compensation.

Compensation:  Mr. Cantley is entitled to an annual salary of $80,000 and

               * An option to purchase up to 50,000 shares of our company's common stock during the 36 month period commencing at the end of the 365th day following commencement of the initial term of his employment agreement, at $1.4325 per share, provided that:

                 A. He remains in the employ of our  company for a period of not less than 365 consecutive days;

                 B. He has not been discharged by our company for cause;

                 C. He fully  complies  with the  provisions  of the  employment
                    agreement,     including,     without    limitation,     the
                    confidentiality and non-competition sections thereof;

               * In the event that Mr. Cantley arranges or provides funding for our company on terms more beneficial than those reflected in our company's current principal financing agreements, copies of which are included among our company's records available through the SEC's EDGAR web site, Mr. Cantley will be entitled, at his election, to either:

                 A. A fee equal to 5% of such savings, on a continuing basis; or

                 B. If equity funding is provided  through Mr. Cantley or any of his affiliates, a discount of 5% from the bid price for the subject equity securities if they are issuable as free trading securities, or, a discount of 25% from the bid price for the subject equity securities if they are issuable as restricted securities (as the term restricted is used for purposes of SEC Rule 144); and

                 C. If equity funding is arranged for our company by Mr. Cantley and our company is not obligated to pay any other source compensation in conjunction therewith (other than the normal commissions charged by broker dealers in securities in compliance with the compensation guidelines of the NASD), Mr. Cantley will be entitled to a bonus in a sum equal to 5% of the net proceeds of such funding.

               * In the event that Mr. Cantley generates business for our company, then, on any sales resulting therefrom, Mr. Cantley will be entitled to a commission equal to 5% of the net income derived by our company therefrom, on a continuing basis.


                    On May 26, 2000 Yankees negotiated an agreement with Mr. Cantley on our company's behalf, which was ratified on August 9, 2000 by our company's board of directors, pursuant to which Mr. Cantley was granted an option to purchase an additional 50,000 shares of our company's common stock at $
                    0.5625 per share, exercisable during the period starting on February 17, 2001 and ending on June 30, 2004.

Common Features:

Status: Messrs. Van Etten and Cantley serve as employees of our company but have no authority to act as agents thereof or to bind our company or its subsidiaries as principals or agents thereof without the specific consent of our company's board of directors, all such functions being reserved to the board of directors in compliance with the requirements of our company's constituent documents.

Limitations:        Messrs.  Van Etten and Cantley have each agreed that he will not:

                * Release any financial or other material information or data about our company without the prior written consent and approval of our company's general counsel or conduct any meetings with financial analysts without informing our company's general counsel and board of directors in advance of the proposed meeting and the format or agenda of such meeting.

                * Disclose to any third party any confidential non-public information furnished by our company except on a need to know basis, and in such case, subject to appropriate assurances that such information will not be used, directly or indirectly, in any manner that would violate state or federal prohibitions on insider trading of our company's securities.

                * Take any action which would in any way adversely affect the reputation, standing or prospects of our company or which would cause our company to be in violation of applicable laws.

                    In any circumstances where Messrs. Van Etten or Cantley are describing the securities of our company to a third party, they have agreed to disclose to such person any compensation received from our company to the extent required under any applicable laws, including, without limitation, Section 17(b) of the Securities Act of 1933, as amended.

Benefits:           Messrs.  Van Etten and Cantley are  entitled to any benefits generally made available to all other employees (rather than to a specified employee or group of employees) of our company or its subsidiaries.

Indemnification:    Our company has agreed to defend, indemnify and hold Messrs.
                    Van Etten and Cantley harmless from all liabilities,  suits,
                    judgments,  fines,  penalties  or  disabilities,   including
                    expenses  associated  directly,  therewith (e.g. legal fees,
                    court  costs,   investigative  costs,  witness  fees,  etc.)
                    resulting from any reasonable  actions taken by them in good faith on behalf of our company,  its affiliates or for other persons or entities at the request of the board of directors of our company, to the fullest extent legally permitted, and in  conjunction  therewith,  has agreed  that it will assure that all required  expenditures  are made in a manner making it unnecessary for them to incur any out of pocket expenses;
                    provided, however, that Messrs. Van Etten and Cantley permit our company to select and supervise  all personnel  involved in such  defense,  that they waive any conflicts of interest
                    that   such   personnel   may  have  as  a  result  of  also
                    representing   our  company,   its   stockholders  or  other
                    personnel and that they agree to hold them harmless from any
                    matters  involving  such  representation,   except  such  as
                    involve fraud or bad faith.

Early termination:  Our company can  terminate  Messrs.  Van Etten and Cantley's employment agreements only, for cause (e.g., the inability through sickness or other incapacity to discharge duties for 21 or more consecutive days or for a total of 45 or more days in a period of twelve consecutive months; refusal to follow directions of the board of directors; dishonesty; theft; or conviction of a crime involving moral turpitude; material default in the performance of obligations, services or duties required under the employment agreement (other than for illness or incapacity) or materially breach of any provision of the employment agreement, which continues for 5 days after written notice, if it resulted in material damage; discontinuance of business; and, death. In the event of a dispute concerning termination due to breach or default, compensation will be continued until resolution of such dispute by a tribunal of competent jurisdiction, subject to repayment upon final determination that such compensation was not called for.

     The employment agreements contains broad non-disparagement, confidentiality and non-competition covenants (subject to judicial restructuring if found to be legally unenforceable) which provide for both injunctive relief and liquidated damages.

Compensation of Corporate Secretary

     Our company has agreed to compensate Mrs. Lindsey for her services as secretary until December 31, 2000, by granting her a non-qualified stock option pursuant to our company's Stock Option Plan (described in our company's report on Form 10-KSB for the fiscal year ended June 30, 1999) to purchase 15,000 shares of our company's common stock at a price of $1.28 per share (the closing transaction price for our company's common stock on the date Mrs. Lindsey agreed to serve in such capacity) exercisable during the period starting on January 1, 2001 and ending on December 31, 2002. Mrs. Lindsey will receive substantially equivalent compensation for her services as a member of our company's board of directors.

Compensation of Senior Subsidiary Officers

     In addition to our company's agreements with its executive officers, WRI has a materially similar agreement with Mr. Caputa) except for the compensation provisions. Mr. Caputa is contractually entitled to an annual salary of $65,000 for his services as the president of WRI; however, due to its lack of cash flow, Mr. Caputa has not been drawing his full salary.

Compensation of Directors

     During the fiscal year that started on July 1, 1998 and ended on June 30, 1999, the members of our company's board of directors received the following compensation:

* During November of 1998, Messrs. G. Richard Chamberlin and Anthony Q. Joffe and Mrs. Penny Adams Field all received the rights to purchase 62,500 shares of our company's common stock at a price $0.02 per share, which they immediately exercised. The right was originally granted by our company to Yankees, but was used by Yankees to recruit Messrs. Chamberlin and Joffe and Mrs. Field as members of our company's board of directors for the period during which Yankees was not to receive hourly or licensing fees under its consulting agreement with our company (i.e., until November 23, 1999). Mr. Chamberlin was allocated an additional 62,500 shares based on his agreement to also serve as our company's secretary and general counsel until November 23, 1999.

* During November of 1998, Mr. Charles J. Scimeca received an option to purchase 200,000 shares of our company's common stock at an exercise price of $0.02 per share, until December 31, 2000. Such option was granted, without allocation, for his agreement to serve as our company's acting president, and as a member of our company's board of directors, as well as consideration for past services to our company during the tenure of Edward Granville-Smith, Jr. as our company's sole director, president and chief executive officer.

     Neither J. Bruce Gleason nor Mark Granville-Smith received any compensation for their services as directors of our company, rather, in each case, the director obtained his membership pursuant to contractual arrangements that obligated our company to elect them.

     During the fiscal year that started on July 1, 1999 and ended on June 30, 2000, the members of our company's board of directors received the following compensation:

     Michael Jordan was elected as our company's president and as a member of its board of directors, effective as of August 6, 1999. As compensation for all of his roles with our company, Mr. Jordan was granted the compensation described in the summary of his employment agreement (see "EXECUTIVE COMPENSATION").

     Our company has agreed to compensate Mr. Lipson for his services as a director and member of the audit and executive committees until December 31, 2000, by granting him a non-qualified stock option to purchase 50,000 shares of our company's common stock at an exercise price of $1.0625 per share (the closing transaction price for our company's common stock on the date Mr. Lipson agreed to serve in such capacities). The option will be exercisable during the period starting on January 1, 2001 and ending on December 31, 2002.

     Based on a proposal by Yankees, subject to ratification by our company's stockholders at the next annual meeting of stockholders, the board of directors has passed a resolution providing that members of our company's board of directors (except for Mr. Lipson who has a separate compensation agreement with our company) who are not provided other compensation by our company's subsidiaries, be compensated for their services during the period ending on December 31, 2000, as follows:

* For basic service as a member of our company's board of directors, an option to purchase 15,000 shares of our company's common stock during the twelve month period commencing on January 1, 2001 and ending on December 31, 2002, at an exercise price based on the last reported transaction price for our company's common stock reported on the OTC Bulletin Board on an appropriate measuring date, possibly the first business day following the next annual meeting of our company's stockholders. The options would vest as to 1,000 shares of the underlying common stock per month.

* For service on the audit or executive committee, the option would be increased by an additional 10,000 shares which would vest at the rate of 800 shares per month; and

* For service as the chair of the audit or executive committee, the option would be increased by an additional 5,000 shares which would vest at the rate of 400 shares per month.

     All of the foregoing options would require that the recipient comply on a timely basis with all personal reporting obligations to the Commission pertaining to his or her role with our company and that the recipient serve in the designated position providing all of the services required thereby prudently and in good faith until December 31, 2000 (unless such person was not elected to such position by our company's stockholders despite a willingness and ability to serve). In addition to the compensation described above, our company's directors elected at the next annual meeting of stockholders will be entitled to the following contingent compensation and right to indemnification:

(1) In the event that a member of our company's board of directors arranges or provides funding for our company on terms more beneficial than those reflected in our company's current principal financing agreements, copies of which are included among our company's records available through the SEC's EDGAR web site, the director will be entitled, at its election, to either:

         (1)   A fee equal to 5% of such savings, on a continuing basis; or

         (2) If equity funding is provided through the director or any affiliates thereof, a discount of 5% from the bid price for the subject equity securities, if they are issuable as free trading securities, or, a discount of 25% from the bid price for the subject equity securities, if they are issuable as restricted securities (as the term restricted is used for purposes of SEC Rule 144); and

         (3) If equity funding is arranged for our company by the director and our company is not obligated to pay any other source compensation in conjunction therewith, other than the normal commissions charged by broker dealers in securities in compliance with the compensation guidelines of the NASD, the director will be entitled to a bonus in a sum equal to 5% of the net proceeds of such funding.

         (4) In the event that the director generates business for our company, then, on any sales resulting therefrom, the director will be entitled to a commission equal to 5% of the net income derived by our company therefrom, on a continuing basis.

     Our company will defend, indemnify and hold the members of its board of directors harmless from all liabilities, suits, judgments, fines, penalties or disabilities, including expenses associated directly, therewith (e.g. legal fees, court costs, investigative costs, witness fees, etc.) resulting from any reasonable actions taken by him or her in good faith on behalf of our company, its affiliates or for other persons or entities at the request of the board of directors of our company, to the fullest extent legally permitted, and in conjunction therewith, will assure that all required expenditures are made in a manner making it unnecessary for the members of its board of directors to incur any out of pocket expenses; provided, however, that director permits our company to select and supervise all personnel involved in such defense and that director waives any conflicts of interest that such personnel may have as a result of also representing our company, its stockholders or other personnel and agrees to hold them harmless from any matters involving such representation, except such as involve fraud or bad faith.

     At Yankees' recommendation, the board of directors has also resolved that at such time as our company has, on a consolidated basis, earned a net, after tax profit of at least $100,000 per quarter for four calendar quarters, our company will:

* Obtain insurance to cover our company's indemnification obligations, if available on terms deemed economically reasonable under the circumstances, which do not materially, detrimentally affect our company's liquidity at the time;

* Provide members of its board of directors who will not have overlapping coverage with health and life insurance coverage, if available on terms deemed economically reasonable under the circumstances, which do not materially, detrimentally affect our company's liquidity at the time; and

* Pay $500 per diem cash allowance for all meetings or functions attended in person rather than by telephone or similar means at the request of our company to all members of the board of directors who are not also officers or employees of our company or its subsidiaries.

     All of the foregoing are reflected in a form of "agreement to serve as a corporate director" that each director nominee will have signed prior to the next annual meeting of stockholders, except that the stock bonus provisions will not apply to Messrs. Van Etten, Cantley and Caputa who have different compensation arrangements with our company, or WRI and that a portion of the non-stock option compensation was covered in Mr. Jordan's employment agreement. Copies of the executed agreements will be filed as exhibits to our company's quarterly report on Form 10-QSB or current report on Form 8-K first filed with the Commission following the next annual meeting of stockholders.

REPORT OF RE-PRICING OF OPTIONS OR STOCK APPRECIATION RIGHTS

     During the period commencing on July 1, 1998 and ending on the date of this Report, our company has not adjusted or amended the exercise price of stock options or stock appreciation rights previously awarded to any of the named directors or executive officers, whether through amendment, cancellation or replacement grants, or any other means, nor are any such adjustments or amendments currently contemplated.

     ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Our company's only currently outstanding voting securities are 12,465,172 shares of common stock, $0.01 par value, held by approximately 2,280 registered holders of record and approximately 1,500 additional holders whose securities are registered in "street name" (e.g., held in the names of brokers or dealers in securities or their designees, the Depository Trust Company, etc.). The following tables disclose information concerning ownership of our company's common stock by officers, directors and principal stockholders (holders of 5% or more of our company's common stock). All footnotes follow the second table. Our company's currently outstanding shares of common stock, for purposes of these calculations, are calculated based on information available as of June 30, 2000, and include both currently outstanding securities and securities which a named person has a right to acquire within 60 days following the date of this Report. Consequently, the number of shares deemed outstanding for purposes of Table A will vary materially from those deemed outstanding for purposes of Table B.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     As of June 30, 2000, the following persons (including any "group") are, based on information available to our company, beneficial owners of more than five percent of our company's common stock (its only class of voting securities). Of the number of shares shown in column 3, the associated footnotes indicate the amount of shares with respect to which such persons have the right to acquire beneficial ownership as specified in Commission Rule 13(d)(1), within 60 days following the date of this Report. For purposes of Table A, 14,622,905 shares of our company's common stock are assumed to be outstanding. Footnotes follow Table B.

Table A;  Principal Stockholders:

                                                                   Amount
                                                                   and Nature        Percent
Title                                                              Of Beneficial     of
Of Class(1)       Name and Address of Beneficial Owner             Ownership         Class

Common            The Yankee Companies, Inc. (4)                   3,835,867         26%
                  2500 North Military Trail, Suite 225;
                  Boca Raton, Florida 33431

Common            The Tucker Family (5)                              875,500          6%
                  2500 North Military Trail, Suite 225;
                  Boca Raton, Florida 33431

Common            Jerry C. Spellman (6)                              809,190        5.5%
                  2510 Virginia Avenue, NW;
                  Washington, D.C. 20037

Common            Edward Granville-Smith, Jr. (7)                    803,988        5.4%
                  3821-B Tamiami Trail, Suite 201;
                  Port Charlotte, Florida, 33952


SECURITY OWNERSHIP OF MANAGEMENT

     As of June 30, 2000, the following Table discloses our company's common stock (the only outstanding voting class of equity securities for our company, its parents or subsidiaries held by persons other than our company) other than directors' qualifying shares, beneficially owned by all directors and nominees, naming them each; each of the named executive officers as defined in Item 402(a) of Commission Regulation S-B; and, all directors and executive officers of our company as a group, without naming them. The table shows in column 3 the total number of shares beneficially owned and in column 4 the percent owned. Of the number of shares shown in column 2, the associated footnotes indicate the amount of shares, if any, with respect to which such persons have the right to acquire beneficial ownership as specified in Commission Rule 13(d)(1), within 60 days following the date of this Report. For purposes of this Table, 12,565,172 shares of our company's common stock are assumed to be outstanding, including shares subject to options to acquire shares of our company's common stock exercisable within the next 60 days. Footnotes for Table A and Table B follow this Table.

Table B;  Security Ownership of Management:

Name and Address of                                                    Amount           Nature of         Percent
Beneficial                                                             Of Equity        Beneficial        of
Owner                                                                  Owned    (1)     Ownership         Class

Charles J. Scimeca                                                     None     (8)     None              0.00%
320 Island Way, Number 210;  Clearwater, Florida 33767

Michael Jordan                                                         100,000 (9)(19)  (2)               0.08%
21131 Northeast 24th Court;  Miami, Florida 33180

G. Richard Chamberlin                                                  145,000 (10)(19) (2)               0.1%
3660 Northeast 42nd Lane;  Ocala, Florida 34479

Penny Adams Field                                                      62,500 (11)      (2)               0.04%
2424 Longboat Drive;  Naples, Florida 34104

Anthony Q. Joffe                                                       62,500 (11)(19)  (2)               0.04%
101 Southeast 11th Avenue;  Boca Raton, Florida 33486

Saul B. Lipson                                                         None (13)        None              0.0%
1515 University Drive, Suite 222;  Coral Springs, Florida 33071

Edward C. Dmytryk                                                      None (19)        None              0.0%
707 Kyle Drive;  Arlington, Texas 76011

Michael A. Caputa                                                      500,380 (14)     (2)               0.4%
7526 Silverwoods Court;  Boca Raton, Florida 33433-3336

J. Bruce Gleason                                                       172,702(15)      (2)               0.1%
46 Havenwood Drive;  Pompano Beach, Florida 33064


Name and Address of                                                    Amount           Nature of         Percent
Beneficial                                                             Of Equity        Beneficial        of
Owner                                                                  Owned    (1)     Ownership         Class

Mark Granville-Smith
10460 Dumfries Road, Suite 121; Manassas, Virginia 20110               20,000   (16)    (3)               0.01%

Vanessa Lindsey                                                        13,500 (17)(19)  (3)               0.01%
1723 Northeast 36th Avenue, Number 5, Ocala, Florida 34470

David K. Cantley                                                       86,667 (18)(19)  (2)               0.06%
4197 Southeast Bayview Street; Stuart Florida 34497

Lawrence R. Van Etten
1601 North 15th Terrace; Hollywood, Florida 33020                      111,000 (19)     (2)               0.08%

All officers and directors as a group (25)                             1,274,249        (2)               10%

Footnotes to Tables A and B.

(1) The only classes of our company's outstanding voting securities are common stock and Class A Preferred Stock, however, no Class A Preferred Stock was outstanding as of June 30, 2000.

(2)       Record and beneficial ownership.

(3)       Actual control and beneficial ownership.

(4) The Yankee Companies, Inc., a Florida corporation, is owned in equal shares by members of the Calvo and Tucker families. Consequently, half of its securities should be attributed beneficially to the Calvo family and half to the Tucker family. See Notes (5) for additional shares attributable to the Tucker and Calvo Families. The shares listed include shares issuable on exercise of Yankees' warrant rights under its consulting agreement with our company to purchase 12.5% of our company's outstanding and reserved common stock but does not include shares that Yankees may obtain in the future based on the performance of our company's subsidiaries since they are not issuable within the next 60 days. The Calvo Family is comprised of Cyndi N. Calvo, William A. Calvo, III, her husband, and their three minor children, William, Alexander and Edward and an additional 560,500 shares are held by the Calvo Family Spendthrift Trust, a Florida trust created in February of 1986, for the benefit of the members of the Calvo Family. Mr. and Mrs. Calvo serve as trustees. Mr. Calvo serves as the vice president of Yankees and he and his family collectively own 50% of its equity securities.

(5) The Tucker family is comprised of Michelle Tucker, her husband Leonard Miles Tucker and Shayna and Montana, their minor daughters. Mrs. Tucker holds 108,750 of the shares in trust for each of her minor daughters and the balance of the shares are held by Blue Lake Capital Corp., a Florida corporation owned by Mrs. Tucker. Mr. Tucker serves as the president of Yankees and he or his family own 50% of its equity securities, consequently, 50% of our company's securities held or attributed to Yankees should be attributed to the Tucker family, see note (4). Mr. Tucker also serves as president of Carrington Capital Corp., a Florida corporation which holds 28,000 shares of our company's common stock (included in the Tucker Family's shares listed).

(6) Record ownership is held by Bolina Trading Co., S.A., a Panamanian corporation, except with reference to 2,701 shares (2400 shares of record held by Mr. Spellman personally and 301 shares held of record by First Investment Planning Company). Mr. Spellman is the managing director of Bolina Trading Co., S.A., and a frequent business partner and advisor to Mr. Edward Granville-Smith, Jr.

(7) Record ownership is held by K. Walker International, Ltd., a Bahamian corporation. Mr. Edward Granville- Smith, Jr., formerly served as our company's director, president and chief executive officer.

(8) All such shares acquired by Charles J. Scimeca, who in the past has served as our company's secretary and president, and, as a member of its board of directors, transferred his shares and options to Palmair, Inc. Palmair, Inc., is a Bahamian corporation, with an address at 55 Frederick Street, Box CB-13039; Nassau, Bahamas ("Palmair"). Chrisje Gentis-VerMeulen, an individual with an address at Brouwrij 8; Breukelen (UTR) 3621, The Netherlands ("Ms. Gentis-VerMeulen"), is listed as the record stockholder and director of Palmair. The shares listed include an option to purchase 200,000 shares of our company's common stock at $0.02 per share until December 31, 2000.

(9) Mr. Jordan serves as a member of our company's board of directors and served as our company's president until May 22, 2000. Mr. Jordan's interest includes 100,000 shares of our company's common stock that Mr. Jordan is entitled to purchase pursuant to the terms of his employment agreement.

(10) Mr. Chamberlin serves as a member of our company's board of directors and served as our company's general counsel until March 31, 2000. He also served as our company's secretary until November 11, 1999. Mr. Chamberlin received his right to purchase common stock in consideration for agreeing to serve as our company's general counsel and secretary and as a member of our company's board of directors during the past year.

(11) Mr. Joffe serve as members of our company's board of directors and as members of its audit committee. Mrs. Field formerly served as a member of our company's board of directors and formerly served on its audit committee, which she chaired until March of 2000. They received their right to purchase shares of our company's common stock in consideration for agreeing to serve as members of our company's board of directors and the audit committee thereof during the past year.

(12) On November 4, 1999, Mr. Lipson was elected as a member of our company's board of directors, as the chair of its audit committee, as a member of its executive committee and has been recommended by Yankees as a member of the regulatory affairs committee to be selected by the board of directors elected at the next annual meeting of stockholders. In consideration for his agreement to provide such services until December 31, 2000, he has been granted an option to acquire 50,000 shares of our company's common stock at an exercise price of $1.0625 per share (the closing transaction price for our company's common stock on the date Mr. Lipson agreed to serve in such capacities), exercisable during the period starting on January 1, 2001 and ending on December 31, 2002.

(13) Mr. Caputa acquired his shares of our company's common stock as a result of the merger of WRI into American Internet. The shares do not include up to 150,000 shares which the former stockholders of WRI may obtain over the three year period ending on June 30, 2002, based on WRI's net pretax profits during such period because they will not be obtained during the next 60 days. Mr. Caputa serves as a member of our company's and WRI's boards of directors and as the president of WRI.

(14) Mr. Gleason serves as a member of our company's board of directors and formerly served as the president of its American Internet subsidiary. He obtained his shares in consideration for all of his capital stock in American Internet.

(15) Mr. Mark Granville-Smith served as a member of our company's board of directors from July 1, 1999 until September 17, 1999, when he resigned for personal reasons. On March 26, 1999, our company issued 20,000 shares of its common stock to the Mark Granville-Smith Trust, in consideration for undefined consulting and bookkeeping services for the benefit of our company. The shares were issued at the direction of Edward Granville-Smith, Jr., then our company's sole director and Mark Granville-Smith's father.

(16) The foregoing does not include options to purchase 15,000 shares of our company's common stock which she received as consideration for her services as our company's corporate secretary. The options are exercisable at a price of $1.28 per share from January 21, 2001 until December 31, 2002.

(17) Shares issued to Mr. Cantley in exchange for his old Trilogy shares pursuant to the terms of the Trilogy Acquisition. (see "Item 1, Part 1, Description of Business- Trilogy International, Inc").

(18) Shares issued to Mr. Van Etten from shares of our company's common stock which is owned by Yankees

(19) The shares listed do not include shares of our company's common stock to which such person may become entitled if the Directors' Compensation Plan to be considered at our company's next annual meeting of stockholders to which this Report relates is adopted.

Changes in Control

     Please see "EXECUTIVE OFFICERS AND DIRECTORS - CURRENT MANAGEMENT" for a discussion of how current management assumed control of our company starting in November of 1998. As a result of the investments by Yankees and equity compensation to which Yankees is entitled under its consulting agreement with our company, our company's acquisitions during the past year, currently contemplated acquisitions and investments by Xcel Associates, Inc., a New Jersey corporation, our company's former principal stockholders (Mr. Granville-Smith and his associate, Jerry C. Spellman) can no longer control decisions by our company's stockholders, although they fully support our company's current management. No current stockholder or group of related stockholders currently has the ability to control the affairs of our company; however, stockholders involved in management of our company or its subsidiaries, together with the former stockholders of its subsidiaries, when coupled with our company's strategic consultant and Messrs. Granville- Smith and Spellman, control more than 50% of our company's common stock and have the ability to pass the matters to be acted on at the annual stockholders meeting to which this Report pertains, without the affirmative vote of any other stockholders.

             ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Family Relationships

     There are no family relationships among the current officers and directors of our company. However:

* Carol A. Berardi and Dennis A. Berardi, former members of our company's board of directors, of Trilogy's board of directors and Trilogy's principal executive officers are husband and wife;

* Teri E. Nadler and Scott D. Ugell, Esquire, members of Vista's board of directors and Vista's principal executive officers are brother and sister; and

* Gerald R. Cunningham and Leigh A. Cunningham, former members of Lorilei's board of directors and Lorilei's former principal executive officers are husband and wife.

Materially Adverse Proceedings

     Our company is not aware of any proceedings involving its executive officers or directors adverse to our company's interests.

Involvement in Certain Legal Proceedings

     Based on information provided to our company's legal counsel, during the five year period ending on June 30, 2000, no current director, person nominated to become a director, executive officer, promoter or control person of our company has been a party to or the subject of:

* Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

* Any conviction in a criminal proceeding or pending criminal proceeding (excluding traffic violations and other minor offenses);

* Any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities; or,

* Been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Our Company's Parents

     As defined in Rule 405 of Commission Regulation C, a "parent" of a specified person is an affiliate controlling such person directly or indirectly through one or more intermediaries. The same rule defines an affiliate as a person that directly or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with, the person specified. Based on such definitions, our company does not believe that it has any "parents." However:

* Pursuant to its duties under its consulting Agreement with our company, Yankees has recruited all of our company's current officers and directors and has negotiated all of our company's companies completed and pending acquisitions on our company's behalf. Yankees has confirmed to our company's board of directors that Yankees does not exercise any control over our company's officers or directors other than through persuasion when its personnel advocate a course of action or recommend personnel or potential acquisitions to our company's board of directors, and, through Yankees willingness in the past to provide funds required by our company.

* The five persons currently holding the largest amount of our company's outstanding common stock listed in order of quantity held, are: Yankees (3,114,134 shares including all shares held by the Tucker Family and the Calvo Family); Bolina Trading Co., S.A. (809,190 shares, including the shares held by Jerry C. Spellman); K. Walker International, Ltd. (803,988 shares); Palmair, Inc. (565,200 shares); and, Michael A. Caputa (500,380 shares). Such persons are, for purposes of convenience in this discussion, collectively referred to as the "Largest Stockholders' Group."

     Our company has been informed that there are no direct or indirect arrangements or understandings between the members of the Largest Stockholders' Group to act in concert for purposes of controlling our company. Notwithstanding such position, in the event that our company engaged on a course of action that any of the foregoing stockholders found unacceptable, like any other stockholders, it is likely that they would seek to protect their interests in our company through available stockholder action, including derivative litigation or stockholder resolutions, in which case it is probable that two or more of the foregoing stockholders would act in concert for such purposes.

Certain Business Relationships

     Except as specifically set forth below, during the last fiscal year none of our company's directors or nominees for director:

(1) Is, or during the last fiscal year has been, an executive officer of, or owns, or during the last fiscal year has owned, of record or beneficially in excess of ten percent equity interest in, any business or professional entity that has made during our company's last full fiscal year, or proposes to make during our company's current fiscal year, payments to our company or its subsidiaries for property or services in excess of five percent of (i) our company's consolidated gross revenues for its last full fiscal year, or (ii) the other entity's consolidated gross revenues for its last full fiscal year;

(2) Is, or during the last fiscal year has been, an executive officer of, or owns, or during the last fiscal year has owned, of record or beneficially in excess of ten percent equity interest in, any business or professional entity to which our company or its subsidiaries has made during our company's last full fiscal year, or proposes to make during our company's current fiscal year, payments for property or services in excess of five percent of (i) our company's consolidated gross revenues for its last full fiscal year, or (ii) the other entity's consolidated gross revenues for its last full fiscal year;

(3) Is, or during the last fiscal year has been, an executive officer of, or owns, or during the last fiscal year has owned, of record or beneficially in excess of ten percent equity interest in, any business or professional entity to which our company or its subsidiaries was indebted at the end of our company's last full fiscal year in an aggregate amount in excess of five percent of our company's total consolidated assets at the end of such fiscal year;

(4) Is, or during the last fiscal year has been, a member of, or of counsel to, a law firm that the issuer has retained during the last fiscal year or proposes to retain during the current fiscal year, which has or is expected to result in payment of fees exceeding five percent of the law firm's gross revenues for that firm's last full fiscal year;

(5) Is, or during the last fiscal year has been, a partner or executive officer of any investment banking firm that has performed services for our company, other than as a participating underwriter in a syndicate, during the last fiscal year or that our company proposes to have perform services during the current year and the dollar amount of compensation received by an investment banking firm exceeded or is expected to exceed five percent of the investment banking firm's consolidated gross revenues for that firm's last full fiscal year; or

(6) Is, or during the last fiscal year has been involved in any other relationships that our company is aware of between the nominee or director and our company that is or was substantially similar in nature and scope to those relationships listed in paragraphs (1) through (5).


                                                         Nature of                 Amount
                                Relationship to          Interest in the           of Such
Name                            our Company              Transaction               Interest

G. Richard Chamberlin           Director & executive     Subscription for common stock.  See
                                                         "EXECUTIVE COMPENSATION" for details.

Edward Granville-Smith, Jr.     Director                 See "EXECUTIVE COMPENSATION" for details.
                                                         Our company's board of directors did not feel
                                                         that the transaction was fair to our company,
                                                         since Mr. Granville-Smith and Jerry C.
                                                         Spellman, an associate of Mr. Granville-Smith
                                                         refused to return any of the shares they had
                                                         received for originally transferring the real
                                                         estate operations to our company;  however,
                                                         our company's board of directors determined
                                                         that under the circumstances the settlement
                                                         with Mr. Granville-Smith was in the best
                                                         interest of our company.  In addition, as also
                                                         disclosed at "EXECUTIVE COMPENSATION,"
                                                         Mr. Granville-Smith received $5,000 from our
                                                         company as repayment for unaccounted
                                                         expenses that he claimed to have made on
                                                         behalf of our company but could not
                                                         document.  Certain of those payments were a
                                                         condition to Mr. Granville-Smith's agreement
                                                         to enter into the settlement agreement with our
                                                         company.

Michael A. Caputa              Director                  Option permitting him to acquire between 70%
                                                         to 80% of WRI's common stock (see "BACKGROUND
                                                         - THE ACQUISITION OF WRIWEBS.COM, INC.").

     The foregoing table does not include disclosure of compensation received or anticipated by directors or director nominees solely in conjunction with the exchange of shares in companies acquired by our company for shares of our company's companies common stock.

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

DESIGNATION     PAGE
OF EXHIBIT      NUMBER
AS SET FORTH    OR SOURCE OF
IN ITEM 601 OF  INCORPORATION
REGULATION S-B  BY REFERENCE   DESCRIPTION

(1)               *            Underwriting Agreement

(2)                            Plan of acquisition, reorganization, arrangement,
                               liquidation or succession:
         .5       (2)-1        General Release with Jerry C. Spellman
         .7       (2)-2        Settlement agreement with Edward Granville-Smith
         .11      (2)-3        Rescission agreement between Ascot and American
                               Internet, dated July 9, 1999
         .12      (2)-4        Reorganization agreement dated June 25, 1999,
                               between our company and American Internet
                               Technical Centers, Inc., and exhibits.
         .13      (2)-5        First amendment to reorganization agreement with
                               American Internet
         .14      (2)-6        Second Amendment to American Internet
                               Reorganization Agreement.
         .15      (2)-5        Plan and agreement of merger dated November 11,
                               1999, between American Internet Technical Center,
                               Inc. and Wriwebs.com, Inc., and exhibits.
         .16      (2)-6        Agreement and Plan of Merger dated December 2,
                               1999  between our company, Trilogy and Trilogy
                               Acquisition Corporation, and exhibits.
         .17      (2)-7        Reorganization Agreement dated March 12, 2000
                               between our company and  Vista
                               Vacations, International, Inc., and exhibits.
         .18      (2)-8        Reorganization Agreement dated May 11, 2000
                               between our company and Lorilei Communications, Inc., and exhibits.

(3)      (i)                   Articles of incorporation:

         .1       (3)-1        Our company's certificate of incorporation, as of
                               December 8, 1964
         .2       (3)-2        Amendment to our company's certificate of
                               incorporation, dated July 5, 1995.
         .3       (3)-3        Amendment to our company's certificate of
                               incorporation, dated July 7, 1999.
         .9        105         Certificate of Designation Preferences & Rights
                               of Class A Preferred Stock, dated July 3, 2000.

         (ii)                  Bylaws:

         .2       (3)-4        Amended & Restated Bylaws as of December, 1998.
         .3       (3)-5        Amended & Restated Bylaws as of December 1999.

(4) Instruments defining the rights of holders including indentures:

         .1       (4)-1        Form of class A, series A, subordinated
                               convertible debentures
         .2       (4)-1        Form of subscription agreement to class A, Series
                               A, subordinated convertible Debentures
         .3       (4)-2        Letter agreement between our company and the
                               subscribers for class A, series A, subordinated
                               convertible debentures, changing the subscription
                               to a subscription for common stock
         .4       (4)-2        Xcel Warrant Agreement
         .5         113        Our company's Non-qualified and Stock Option
                               Incentive Plan for 2000.

(5)               *            Opinion re: legality

(8)               *            Opinion re: tax matters

(9)                            Voting trust agreement

         .1       (9)-1        Lock-up and voting agreement
         .2       (9)-2        First amendment to lock-up and voting agreement
         .3       (9)-3        Second Amendment to Lock-up and Voting  Agreement

         .4       (9)-4        Third Amendment to Lock-up and Voting  Agreement.
         .5       (9)-5        Fourth Amendment to Lock Up and Voting Agreement.

(10)                           Material Contracts [since June 30, 1998]

         .22      (10)-4       Subscription agreements with new subscribers and
                               new officers and directors
         .23      (10)-4       Consulting agreement with The Yankee  Companies,
                               Inc.
         .24      (10)-4       Recent  Settlements and Releases with creditors.
         .26      (10)-4       Stock Purchase Option Agreement with Mr. Scimeca.
         .27      (10)-5       Calvo Settlement Agreement
         .29      (10)-15      Engagement agreement for 1998 audit with  Bowman
                               & Bowman, P.A., certified public accountants.
         .30      (10)-6       Calvo amended settlement agreement, dated
                               February 18, 1999.
         .31      (10)-6       Consulting Agreement with Funds America Finance
                               Corporation, dated May 7, 1999.
         .32      (10)-7       Our company's engagement agreement with  Daszkal,
                               Bolton & Manela, P.A., certified public
                               accountants, dated July 9, 1999.
         .33      (10)-8       American Internet employment agreement with J.
                               Bruce Gleason.
         .34      (10)-9       American Internet employment agreement  with
                               Michael D. Umile.
         .35      (10)-10      Our company's employment agreement with Carmen
                               Piccolo.
         .36      (10)-11      Distributor agreement between American Internet
                               and Education to Go, dated August 4, 1998.
         .37      (10)-12      Michael Harris Jordan employment agreement
         .38      (10)-13      Xcel and American Internet Promissory Note
         .39      (10)-14      Loan Guarantee and Indemnification Agreement
                               between Xcel Associates, Inc. and The Yankee
                               Companies, Inc.
         .40      (10)-16      First amendment to Yankees Consulting Agreement,
                               dated November 23, 1999.
         .41      (10)-16      First Amendment to Yankee Warrant Agreement,
                               dated November 23, 1999.
         .44      (10-)17      Loan Agreement between our Company & Yankees.
         .55      (10)-18      License Agreement with Yankees
         .56        131        Employment Agreement with Lawrence R. Van Etten
         .57        143        Employment Agreement with David K. Cantley
         .58        155        Conversion Agreement between our company and
                               Yankees, dated June 30, 2000.


(11)              (11)         Statement re computation of per share earnings

(13)              *            Annual or quarterly reports, Form 10-QSB:

(15)              *            Letter on unaudited interim financial information

(16)              **           Letter on change in certifying accountant

(17)              **           Letter on director resignation:

(18)              **           Letter re change in accounting principals

(19)              *            Reports furnished to security holders

(20)              **           Other documents or statements to security holders
                               or any document incorporated by  reference

(21)              (21)         Subsidiaries of our company

(22)              **           Published report regarding matters submitted to
                               vote

(23)                           Consent of experts and counsel

         .5       166          Consent of Bowman & Bowman, P.A. Certified Public
                               Accountants re audit for year ending December 31,
                               1998
         .6       167         Consent of Daszkal, Bolton & Manela, P.A.
                               Certified Public Accountants re audit for year ending June 30, 2000

(25)              *            Statement re eligibility of trustee

(26)              *            Invitation for competitive bids

(27)               168         Financial data schedule

(99)                           Additional Exhibits

-------
*        Not applicable

**       None

(2)-1 Incorporated by reference, as permitted by Commission Rule 12b-23,from "Part III, Item 13(c), Exhibits," from the correspondingly numbered exhibit filed with our company's report on Form 10 KSB for the year ended December 31, 1998.

(2)-2 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Part III, Item 13(a), Exhibits," from exhibit 2.4 filed with our company's report on Form 10-KSB for the year ended December 31,1998.

(2)-3 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Item 7(c), Exhibits," from exhibit 2.7 filed with our company's report on Form 8-K filed with the Commission on July 12, 1999.

(2)-4 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Item 7(c), Exhibits," from exhibit 2.8 filed with our company's report on Form 8-K filed with the Commission on July 12, 1999.

(2)-5 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Item 7(c), Exhibits," from exhibit 10.40 filed with our company's report on Form 8-K filed with the Commission on September 9, 1999.

(2)-6 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Part II, Item 6, Exhibits," from the correspondingly numbered exhibit filed with our company's report on Form 10- QSB for the quarter ended September 30, 1998.

(2)-7 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Item 7(c), Exhibits," from exhibit 2.14 filed with our company's report on Form 8-K filed with the Commission on December 16, 1999.

(2)-8 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Item 7(c), Exhibits," from the correspondingly numbered exhibit filed with our company's report on Form 8-K filed with the Commission on March 29, 2000.

(2)-9 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Item 7(c), Exhibits," from the correspondingly numbered exhibit filed with our company's report on Form 8-K filed with the Commission on May 30, 2000.

(3)-1 Incorporated by reference, as permitted by Commission Rule 12b-23,from "Part III, Item 13(c), Exhibits," from the correspondingly numbered exhibit filed with our company's report on Form 10- KSB for the year ended December 31, 1991.

(3)-2 Incorporated by reference, as permitted by Commission Rule 12b-23,from "Part III, Item 13(c), Exhibits," from the correspondingly numbered exhibit filed with our company's report on Form 10- KSB for the year ended December 31, 1999.

(3)-3 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Item 7(c), Exhibits," from the correspondingly numbered exhibit filed with our company's report on Form 8-K filed with the Commission on July 12, 1999.

(3)-4 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Part II, Item 6, Exhibits," from the correspondingly numbered exhibit filed with our company's report on Form 10- QSB for the quarter ended September 30, 1998.

(3)-5 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Item 7(c), Exhibits," from the correspondingly numbered exhibit filed with our company's report on Form 8-K filed with the Commission on December 16, 1999.

(4)-1 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Item 7(c), Exhibits," from exhibit 4.11 and 4.12 filed with our company's report on Form 8-K filed with the Commission on July 12, 1999.

(4)-2 Incorporated by reference, as permitted by Commission Rule 12b-23,from "Part III, Item 13(c), Exhibits," from the correspondingly numbered exhibit filed with our company's report on Form 10- KSB for the year ended December 31, 1999.

(9)-1 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Item 7(c), Exhibits," from exhibit 10.33 filed with our company's report on Form 8-K filed with the Commission on July 12,1999.

(9)-2 Incorporated by reference, as permitted by Commission Rule 12b-23,from "Part III, Item 13(c), Exhibits," from the correspondingly numbered exhibit filed with our company's report on Form 10- KSB for the year ended December 31, 1999.

(9)-3 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Item 6, Exhibits," from the correspondingly numbered exhibit filed with our company's report on Form 10-QSB for the period ended September 30, 1999, filed with the Commission on November 19, 1998.

(9)-4 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Item 6, Exhibits," from the correspondingly numbered exhibit filed with our company's report on Form 10-QSB for the period ended September 30, 1999, filed with the Commission on November 19, 1998.

(9)-5 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Item 6, Exhibits," from the correspondingly numbered exhibit filed with our company's report on Form 10-QSB for the period ended December 31, 1999, filed with the Commission on February 14, 2000.

(10)-1 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Item 13(c), Exhibits," from the correspondingly numbered exhibit filed with our company's report on Form 10-KSB/A for the year ended December 31, 1994.

(10)-2 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Item 7, Exhibits," from the correspondingly numbered exhibit filed with our company's report on Form 8-K filed with the Commission on September 9, 1997.

(10)-3 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Item 13(c), Exhibits," from the correspondingly numbered exhibit filed with our company's report on Form 10-KSB for the year ended December 31, 1996.

(10)-4 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Item 6, Exhibits," from the correspondingly numbered exhibit filed with our company's report on Form 10-QSB for the period ended September 30, 1998, filed with the Commission on December 17, 1998.

(10)-5 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Item 7(c), Exhibits," from the correspondingly numbered exhibit filed with our company's report on Form 8-K filed with the Commission on March 5, 1998.

(10)-6 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Item 13(a), Exhibits," from the correspondingly numbered exhibit filed with our company's report on Form 10-KSB for the year ended December 31, 1998, filed with the Commission on May 26, 1999.

(10)-7 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Item 7(c), Exhibits," from exhibit 10.34 filed with our company's report on Form 8-K filed with the Commission on July 12, 1999.

(10)-8 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Item 7(c), Exhibits," from exhibit 10.35 filed with our company's report on Form 8-K filed with the Commission on July 12, 1999.

(10)-9 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Item 7(c), Exhibits," from exhibit 10.35 filed with our company's report on Form 8-K filed with the Commission on July 12, 1999.

(10)-10 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Item 7(c), Exhibits," from exhibit 10.36 filed with our company's report on Form 8-K filed with the Commission on July 12, 1999.

(10)-11 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Item 7(c), Exhibits," from exhibit 10.37 filed with our company's report on Form 8-K filed with the Commission on July 12, 1999.

(10)-12 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Item 7(c), Exhibits," from exhibit 10.39 filed with our company's report on Form 8-K filed with the Commission on August 24, 1999.

(10)-13 Incorporated by reference, as permitted by Commission Rule 12b-23,from "Item 7(c), Exhibits," from exhibit 10.39 filed with our company's report on Form 8-K filed with the Commission on August 24, 1999.

(10)-14 Incorporated by reference, as permitted by Commission Rule 12b-23,from "Item 13, Exhibits," from exhibit 10.38 and 10.39 filed with our company's report on Form 10-KSB for the year ended June 30, 1999.

(10)-15 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Item 13(a), Exhibits," from the correspondingly numbered exhibit filed with our company's report on Form 10-KSB for the year ended December 31, 1999.

(10)-16 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Item 7(c), Exhibits," from the correspondingly numbered exhibit filed with our company's report on Form 8-K filed with the Commission on December 12, 1999.

(10)-17 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Item 6, Exhibits," from the correspondingly numbered exhibit filed with our company's report on Form 10-QSB for the period ended March 31, 2000, filed with the Commission on May 15, 2000.

(10)-18 Incorporated by reference, as permitted by Commission Rule 12b-23, from "Part II, Item 6, Exhibits," from exhibit numbered 10.40 filed with our company's report on Form 10- QSB for the quarter ended December 31, 1999 and filed with the Commission on February 14, 2000.

(11)     Incorporated   by  reference,  as  permitted by Commission Rule 12b-23,
         from " Part II, Item 7 of Financial Statements, for our company, of this report, at page 50-51.

(17)-1   Incorporated by reference, as permitted by Commission Rule 12b-23, from
         Item 7(c) of our company's report on Form 8-K filed with the Commission on August 24, 1999.

(21) Incorporated by reference, as permitted by Commission Rule 12b-23, from "Additional Information," at page 104.

(B)      REPORTS ON FORM 8-K FILED DURING QUARTER ENDED JUNE 30, 1999

     During the calendar year ended June 30, 2000, our company filed the following reports on Form 8-K with the Commission:

                           FINANCIAL
ITEMS REPORTED             STATEMENTS INCLUDED                                          DATE FILED

1, 2, 4, 5, 7 and 8                 None                                                         July 12, 1999
4 and 7 (amendments)       None                                                         August 18, 1999
5, 6 and 7                 None                                                         August 24, 1999
5, 6 and 7 (amendment)     None                                                         September 9, 1999
4 and 7 (amendment)        None                                                         September 9, 1999
2 and 7 (amendment)        American Internet Technical Center, Inc.  April 15, 1998     September 9, 1999
                           to December 31, 1998 audited and pro forma statements
                           as  required  by  Regulation  S-B as a result  of its
                           acquisition on June 25, 1999.
2,5 and 7                  Trilogy International, Inc.  May 1, 1998 to September 30,    December 16, 1999
                           1999 certified financial statements and pro forma  statements
                            as  required  by Regulation   S-B   as  a   result   of   its
                           acquisition on December 2, 1999.
5, and 7(a)(b)             Wriwebs.com, Inc.,  December 31, 1998 to December 31,        January 26, 2000
                           1999 audited financial statements and Unaudited Financial
                           Statements  and our company's pro forma statements
                           as required by Regulation  S-B as a result of its
                           acquisition on November 11, 1999.
5 and 7(a) (amendment)     Trilogy International, Inc, December 31, 1998 to September   February 8, 2000
                           30, 1999 audited financial statements and unaudited
                           financial statements and our company's Pro forma
                           statements  as required by Regulation  S-Bas a  result of its acquisition on December 2, 1999.
5 and 7(a)(b)(amended)     Wriwebs.com, Inc.,  December 31, 1998 to December 31,        March 3, 2000
                           1999 audited financial statements and Unaudited Financial
                           Statements  and our company's pro forma statements
                           as required by Regulation  S-B as a result of its
                           acquisition on November 11, 1999.

1,5 and 7(b)(amended)      Pro forma statements from December 31, 1998 to               March 8, 2000
                           September 30, 1999.
1,5 and 7(c)               None                                                         March 29, 2000
1, 2, 3.5 and 7(c)         None                                                         May 30, 2000
5 and 7(c)                 None                                                         June 15, 2000



     As material subsequent events, the Registrant filed the following reports on Form 8-K with the Commission after June 30, 2000:

                           FINANCIAL
ITEMS REPORTED             STATEMENTS INCLUDED            DATE FILED
2 and 7(c)                 None                           July 17, 2000
2 and 7(c)                 None                           August 15, 2000

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, as amended, our company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            AMERINET GROUP.COM, INC.

October 12, 2000

                          BY: /S/ LAWRENCE R. VAN ETTEN
                              Lawrence R. Van Etten
                           Acting President & Director

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of our company and in the capacities indicated:

Signature                           Date             Title

/s/Lawrence R. Van Etten/s/     October 12, 2000     Acting President, Chief
                                                     Operating Officer, Director
/s/Vanessa H. Lindsey/s/        October 12, 2000     Secretary & Director
/s/David K. Cantley/s/          October 12, 2000     Vice-President, Chief
                                                     Financial Officer,
                                                     Treasurer & Director
/s/Saul B. Lipson /s/           October 12, 2000     Director & Audit Committee
                                                     Chair
/s/Edward Dmytryk/s/            October 12, 2000     Director & Audit Committee
                                                     Member
/s/Anthony Q. Joffe/s/          October 12, 2000     Director & Audit Committee
                                                     Member
/s/ Michael Jordan              October 12, 2000     Director
/s/ G. Richard Chamberlin /s/   October 12, 2000     Director
/s/ J. Bruce Gleason/s/         October 12, 2000     Director
/s/Michael A. Caputa/s/         October 12, 2000     Director

                             ADDITIONAL INFORMATION

                            AmeriNet Group.com, Inc.
                            Crystal Corporate Center
        2500 North Military Trail, Suite 225-C; Boca Raton, Florida 33431
                  Telephone (561) 998-3435; Fax (561) 998-4635
           web-site, amerinetgroup.com; e-mail larry@amerinetgroup.com
                             Corporate Headquarters:

 Lawrence R. Van Etten, President; David K. Cantley, Vice President, Treasurer &
             Chief Financial Officer; Vanessa H. Lindsey, Secretary
                                     ------
                                    Officers

  Lawrence R. Van Etten; David K. Cantley; Vanessa H. Lindsey; Michael Jordan;
  G. Richard Chamberlin; Anthony Q. Joffe; Saul B. Lipson; Edward C. Dmytryk;
                    J. Bruce Gleason; and, Michael A. Caputa
                                     ------
                               Board of Directors

                   Current Subsidiaries (Florida corporations)

                                Wriwebs.com, Inc.
                        100 East Sample Road, Suite 210;
                          Pompano Beach, Florida 33064
                  Telephone (954) 569-0200; Fax (954) 569-0300
                       Web site and e-mail www.wriwebs.com

                          AmeriNet Communications, Inc.
                     "Doing Business as The Firm MultiMedia"
                7325 Southwest 32nd Street; Ocala, Florida 34474
                  Post Office Box 770787; Ocala, Florida 34477
                  Telephone (352) 861-1350; Fax (352) 861-1339
                     Web site and e-mail www.callthefirm.com


                         Independent Public Accountants:
                         Daszkal, Bolton & Manela, P.A.
        240 West Palmetto Park Road, Suite 300; Boca Raton, Florida 33432
         Telephone (561) 367-1040; Facsimile Transmission (561) 750-3236

                                 Transfer Agent:
                            Liberty Transfer Company
                 191 New York Avenue, Huntington, New York 11743
         Telephone (516)-385-1616; Facsimile Transmission (516) 385-1619

     Our company's report on Commission Form 10-KSB for the fiscal year ended June 30, 2000 will be furnished free of charge without exhibits to any beneficial owner of our company's common stock eligible to vote at our company's annual stockholders' meeting and will furnish the exhibits thereto to any such person specifically requesting them, subject to payment of our company's actual reproduction, handling and delivery costs associated therewith. Our company's report on Commission Form 10-KSB for the fiscal year ended June 30, 2000, including exhibits, is available without charge on the Securities and Exchange Commission's web-site located at www.sec.gov in the EDGAR archives. Requests for our company's report on Commission Form 10-KSB for the fiscal year ended June 30, 2000, with or without exhibits, should be addressed to Lawrence R. Van Etten, President; AmeriNet Group.com, Inc.; Crystal Corporate Center; 2500 North Military Trail, Suite 225-C; Boca Raton, Florida 33431, or faxed to Mr. Van Etten at (352) 998-4635.

     THE SECURITIES AND EXCHANGE COMMISSION HAS NOT APPROVED OR DISAPPROVED OF THIS REPORT NOR HAS IT PASSED UPON ITS ACCURACY OR ADEQUACY.