Form 10QSB
period 2000-09-30
AMERINET GROUP COM INC
filed 2000-11-20
CIK 50471

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

                                   Form 10-QSB
                Quarterly Report under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934 For the
                    quarterly period ended September 30, 2000

                        Commission file number 000-03718

                            AmeriNet Group.com, Inc.
                 (Name of small business issuer in its charter)

                                    Delaware
                    (State of incorporation or organization)

                                   11-2050317
                      (I.R.S. Employer Identification No.)


         2500 North Military Trail Suite 225, Boca Raton, Florida 33431
                    (Address of principal executive offices)

                                      33431
                                   (Zip Code)


                    Issuer's telephone number: (561) 998-3435

         State the number of shares outstanding of each of the small business issuer's classes of common equity, as of the latest practicable date. As of September 30,2000, there were 12,465,192 shares of the small business issuer's common stock outstanding.

         Transitional Small Business Disclosure Format (Check one): Yes No x

                             Available Information.

         The public may read and copy any materials filed by our company with the Commission at the Commission's Public Reference Room at 450 Fifth Street, Northwest, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding our company and other issuers that file reports electronically with the Commission, at http://www.sec.gov. The Registrant's wholly owned operating subsidiary, Trilogy International, Inc, maintains a web site at http://www.trilogyonline.com.;

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


                    Table of Contents & Cross Reference Sheet

Part    Item    Page
Number  Number  Number  Caption

I         1            Financial Statements
                  3    Condensed Consolidated Financial Statements
                  4    Condensed  Consolidated  Balance Sheet (Unaudited)  as of
                       September 30, 2000
                  5    Condensed    Consolidated   Statements   of    Operations
                       (Unaudited),for the Three Months Ended September 30,2000
                       and 1999
                  6    Condensed  Consolidated   Statements   of   Cash   Flows
                       (Unaudited) for the Three Months Ended September 30, 2000
                       and 1999
                 7-12  Notes to Condensed Consolidated Financial Statements

         2            Management's Discussion and Analysis or Plan of Operation

                  13   Recent   Developments  Pertaining  to  Plan  of Operation
                  13   Results of Operations
                  15   Liquidity and Capital Resources

II        1       15   Legal Proceedings

          2       15   Changes in Securities

          3        *   Defaults Upon Senior Securities

          4        *   Submission of Matters to Vote of Securities Holders

          5       16   Other Information

          6       17   Exhibits and Reports on Form 8-K

- - -------------
*        Not Applicable




                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                    AMERINET GROUP.COM, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                   AMERINET GROUP.COM, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         SEPTEMBER 30, 2000 (UNAUDITED)
--------------------------------------------------------------------------------
ASSETS
        Current assets:
        Cash                                                    $         7,610
        Accounts receivable, net                                         60,017
        Note receivable                                                 211,515
        Costs and estimated earnings in excess of
        billings on uncompleted contracts                                   172
        Prepaid expenses                                                  2,612
                                                                        -------
        Total current assets                                            281,926
                                                                        -------
        Property and equipment, net                                     346,971
                                                                       --------
        Other assets:
        Investment in subsidiary - WRIwebs.com, Inc.                    644,986
        Goodwill, net                                                   666,663
        Deposits                                                            400
                                                                       --------
        Total other assets                                            1,312,049
                                                                       --------

        Total assets                                            $     1,940,946
                                                               ================
LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
       Accounts payable                                         $       220,446
       Accrued expenses                                                  31,005
       Billings in excess of costs and estimated
       earnings on uncompleted contracts                                 32,289
       Loans payable - related parties                                  320,800
       Current maturities of loans payable                              177,033
       Current maturities of capital leases                              29,641
                                                                       --------
       Total current liabilities                                        811,214
                                                                       --------
       Long term liabilities:
       Loans payable, net of current portion                            238,882
       Capital leases, net of current portion                            21,619
                                                                       --------
       Total long term liabilities                                      260,501
                                                                       --------

       Equity subject to potential redemptions                          640,987
                                                                       --------

       Stockholders' equity:
       Preferred stock, no par value,
       5,000,000 shares authorized, 78,203
       issued and outstanding                                               782
       Common stock, $0.01 par value, 20,000,000 shares
       authorized, 12,465,192 shares issued and outstanding             124,652
       Outstanding stock options                                         17,270
       Additional paid in capital                                    11,945,862
       Accumulated deficit                                          (11,860,322)
                                                                   ------------
       Total stockholders' equity                                       228,244
                                                                      ---------
       Total liabilities and stockholders' equity            $        1,940,946
                                                                  ==============

                   AMERINET GROUP.COM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                   Three months              Three months
                                   ended                     ended
                                   September 30, 2000        September 30, 1999

Revenues earned                   $     216,636              $     168,169

Cost of goods sold                      192,640                     69,109
                                 --------------              -------------------

Gross profit                             23,996                     99,060

Selling, general and
administrative expenses                 844,281                    412,501
Depreciation and amortization            50,063                     63,840
                                 --------------             --------------------
Total operating expenses                894,344                    476,341
                                 --------------             --------------------

Loss from operations                   (870,348)                  (377,281)
                                 --------------             --------------------

Other expense:
Interest expense                         22,505                       -
Equity in losses of subsidiary           16,832                       -
                                 --------------             --------------------
Total other expense                      39,337                       -
                                 --------------             --------------------

Provision for income taxes              -                             -
                                 --------------             --------------------

Net loss                               (909,685)                  (377,281)
                                 --------------             --------------------

Discount attributable to beneficial
conversion privilege of
preferred stock                        (314,246)                      -
                                 --------------             --------------------

Net loss applicable to
common stock                      $  (1,223,931)             $         (377,281)
                                 ===============            ====================


Basic loss per share              $       (0.10)            $             (0.05)
                                                            ====================

Fully diluted loss per share      $       (0.10)            $             (0.05)
                                                            ====================

Weighted average shares
outstanding                          12,465,192                       8,148,308
                                ===============             ====================

Fully diluted average shares
outstanding                           12,465,192                      8,148,308
                               =================            ====================

                   AMERINET GROUP.COM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                   Three months              Three months
                                   ended                     ended
                                   September 30, 2000        September 30, 1999

Net cash used in operations              (426,637)           $         (132,029)
                                    ------------------      --------------------

Cash flows from investing
activities:

Purchase of property and equipment        (23,179)                      (16,774)
                                    -------------------     --------------------

Cash flows from financing activities:
Preferred stock issued for cash,
net of cost                               303,424                         -
Common stock issued for cash,
net of costs                                 -                           27,500
Payments on capital leases                (21,371)                        -
Proceeds from loans payable               159,101                        75,000
Payments on loans payable                 (22,154)                        -
                                    ------------------      --------------------
Net cash provided by financing
activities                                419,000                       102,500
                                    ------------------      --------------------

Net decrease in cash                      (30,816)                      (46,303)

Cash at beginning of period                38,426                        79,021
                                    ------------------      --------------------

Cash at end of period               $       7,610            $           32,718
                                    ===================      ===================


Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest                            $      22,505            $          -
                                    ===================      ===================

Non-cash transactions affecting investing and financing activities:
Common stock issued for equipment   $        -               $            7,500
                                    ===================      ===================
Contribution of professional
services                            $     112,530            $          192,115
                                    ====================     ===================
Conversion of debt to equity        $     375,387            $           -
                                    ====================     ===================

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results for the interim periods presented have been included.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended June 30, 2000. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

It is recommended that the accompanying condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.


NOTE 2 - AMORTIZATION OF GOODWILL

Goodwill represents the amount by which the purchase price of businesses acquired exceeds the fair market value of the net assets acquired under the purchase method of accounting.

The excess of the fair value of the net assets of Lorilei acquired was $717,450 and was recorded as goodwill. Goodwill is being amortized on a straight-line method over five years. The accumulated amortization of the excess fair value of net assets of the Company acquired over cost is $50,786 at September 30, 2000.

The excess of the fair value of the net assets of WRI acquired was $943,365 and was recorded as goodwill. Goodwill is being amortized on a straight-line method over three years. The accumulated amortization of the excess fair value of net assets of the Company acquired over cost is $262,046 at September 30, 2000.


NOTE 3 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded net of an allowance for doubtful accounts of $5,000 at September 30, 2000.


NOTE 4 - STOCKHOLDERS' EQUITY

On June 29, 2000 the Company's Board of Directors adopted a resolution creating and designating the initial series of the Company's Preferred Stock. The shares are designated Class A Preferred Stock and the number of shares authorized to be issued is 500,000 shares. Each share of Class A Preferred Stock is convertible into a minimum of 20 shares of the Company's common stock.

During the three months ended September 30, 2000, the Company issued its Class A Preferred Stock for cash, for conversion of debt and in exchange for services as follows:

NOTE 4 - STOCKHOLDERS' EQUITY, continued

(a) The Company issued 23,520 shares of Class A Preferred Stock for cash at $5.00 per share through a private placement. The net amount obtained was $117,600.

(b) The Company converted $16,965 of debt to 3,393 shares of Class A Preferred Stock at $5.00 per share.

(c) The Company converted $115,000 of Yankee's debt to 46,000 shares of Class A Preferred Stock at $2.50 per share in accordance with Yankee's preferred subscription rights.

(d) The Company issued 5,290 shares of Class A Preferred Stock to certain officers and consultants as compensation for services. The Company recorded a total compensation expense of $26,450.

(e)      The  Company  issued  223,440  stock options to Yankee during the three
         month     period  ended    September 30,  2000.  The  Company  recorded
         compensation expense of $151,939.

(f) Yankee contributed professional services of $112,530 to the Company during the three month period ended September 30, 2000.


NOTE 5 - COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The following schedule presents the status of costs and estimated earnings on uncompleted contracts at September 30, 2000:



Costs incurred on uncompleted contracts                       $         47,764
Estimated earnings                                                      34,051
                                                             -------------------
Total                                                                   81,815
Less: billings to date                                                 (113,932)
                                                             -------------------
Total                                                         $        (32,117)
                                                            ====================
Included in accompanying balance sheet under the following captions:
Costs and estimated earnings in excess of
billings on uncompleted contracts                             $             172
Billings in excess of cost and estimated
earnings on uncompleted contracts                                       (32,289)
                                                             -------------------
Total                                                         $         (32,117)
                                                            ====================

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2000:

Land                                                          $          25,000
Building                                                                197,483
Vehicles                                                                 49,220
Furniture and fixtures                                                   13,633
Machinery and equipment                                                  83,695
Less:  accumulated depreciation
                                                                        (22,060)
                                                                ----------------
Property and equipment, net                                    $        346,971
                                                               =================

Depreciation expense for the three months ended September 30, 2000 was $14,190.


NOTE 7 - NOTES PAYABLE

The Company's borrowings consisted of the following at September 30, 2000:

Working Capital Revolving Line of Credit
with Am-South Bank. Interest accrues at 11.5%.                 $         28,110

Loan payable to Small Business Loan Source
requiring monthly payments of $2,094 through March 18, 2022.
The loan accrues interest at 12.25% and
is collateralized by the building.                                      188,841

Loans payable for vehicles with varying terms
and maturities.  Interest rates range from 6% to 10%.                    53,274

Loans payable to outside parties with varying terms
and maturities. Interest rates range from 8.5% to 12%.                  145,690
                                                                ----------------
Total                                                                   415,915
Less: current portion                                                  (177,033)
                                                                       ---------
                                                                 $      238,882
                                                                ================

Maturities of borrowings are as follows:

Year Ended September 30,
        2001                                            $      177,033
        2002                                                    19,892
        2003                                                    15,543
        2004                                                    12,479
        2005                                                     8,818
        Thereafter                                             182,150
                                                       ----------------
        Total                                                  415,915
        Less: current portion                                 (177,033)
                                                       ----------------
                                                       $       238,882
                                                        ===============

NOTE 8- LEASE COMMITMENTS

Certain non-cancelable leases are classified as capital leases, and the leased assets are included as part of property and equipment. Other leases are classified as operating leases and are not capitalized. The obligations under capital leases are at fixed rates ranging from 6.5% to 15.0% and are collateralized by property and equipment.

Property under capital leases at September 30, 2000 consisted of the following:


Machinery and equipment                                        $         50,145
Less:  accumulated depreciation                                          (5,853)
                                                                ----------------

Total                                                          $         44,292
                                                                ================
Future minimum rentals for property under capital leases at September 30, 2000 are as follows:

   Year Ended September 30,
        2001                                                    $        46,858
        2002                                                             14,723
        2003                                                              3,052
        2004                                                               -
                                                                ----------------

Total minimum lease obligation                                           64,633
Less: interest                                                          (13,373)
                                                                ----------------
Present value of total minimum                                           51,260
Less: current portion                                                   (29,641)
                                                                ----------------
                                                               $         21,619
                                                                ================

NOTE 9 - RELATED PARTY TRANSACTIONS

At September 30, 2000 the Company had outstanding payables to its stockholders in the amount of $320,800. The transactions are summarized as follows:

Balance at beginning of period                                 $        276,800
Advances during the period                                              159,000
Conversions to equity                                                  (115,000)
                                                              ------------------
Balance at end of period                                       $        320,800
                                                              ==================


During the three months ended September 30, 2000, Yankee contributed professional services valued at $112,530 to the Company. The Company recognized the $112,530 as management fees and consulting fees expense and the entire amount was contributed to the Company as additional paid in capital.

The Company shares office space in Boca Raton, Florida with a related party. Rent expense for the three months ended September 30, 2000 was $3,618.

NOTE 10 - INCOME TAXES

The following table reconciles the income tax benefit at the US statutory rate to that in the financial statements at September 30, 2000:

Taxes computed at 34%                                           $      (309,293)
Goodwill amortization                                                    12,197
Compensation on stock option grants                                     483,304
Net operating losses and other losses                                (1,761,539)
                                                                    -----------
Income tax benefit                                              $   (1,575,331)
                                                                ================

As of September 30, 2000, AmeriNet Group.com, Inc. had an unused net operating loss carryforward of $3,186,843 available for use on its future corporate federal income tax returns. This amount includes the net operating losses of its subsidiary, Lorilei, since the date of acquisition. The Company's evaluation of the tax benefit of its net operating loss carryforward is presented in the following table. The tax amounts have been calculated using the 34% federal income tax rate.

Taxes currently payable                                         $            -
Deferred income tax benefit                                           1,575,331
Change in beginning valuation allowance                              (1,575,331)
                                                                  --------------
Provision (benefit) for income                                  $         -
                                                              ==================

The components of deferred tax assets at September 30, 2000 were as follows:

Deferred tax asset:
Net operating loss carryfoward                                  $     1,083,527
Stock options granted                                                   483,304
Provision for doubtful accounts                                           1,700
Accrued interest                                                          6,800
                                                             -------------------
Net deferred tax asset                                                1,575,331

Valuation allowance:
Beginning of period                                                  (1,212,679)
Increase during the period                                             (362,652)
                                                              ------------------
Ending balance                                                       (1,575,331)
                                                              ------------------
Net deferred taxes                                              $         -
                                                          ======================

Year Loss Originated         Year Expiring                      Amount

December 31, 1997                2012                       $            74,043
December 31, 1998                2013                                   399,415
June 30, 1999                    2014                                    97,646
June 30, 2000                    2015                                 1,706,054
September 30, 2000               2016                                   909,685
                                                             -------------------
Total available net operating loss                          $         3,186,843
                                                           =====================

NOTE 11 - STOCK OPTIONS

The Company adopted an Incentive Stock Option Plan and amended its Non-Qualified Stock Option Plan on March 8, 2000. The objectives of these plans include attracting and retaining the best personnel and promoting the success of the Company by providing employees the opportunity to acquire common stock. The incentive Stock Option Plan authorizes the Company to grant up to 2,000,000 common shares of which 365,000 have been granted at September 30, 2000.

The Company has elected to account for the stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized on the employee stock options. The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting For Stock-Based Compensation". The Company recognized $151,939 in compensation expense for the three months ended September 30, 2000 in connection with an increase of 223,440 shares of common stock underlying the Yankee option to purchase up to 12 1/2% of the outstanding common shares of the Company. With this increase in the underlying shares, Yankee now has the option to purchase 2,381,173 shares of the Company's common stock for an aggregate price of $90,000.

Had compensation expense for the Incentive Stock Option Plan been determined based on the fair market value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123 "Accounting for Stock Based Compensation", the Company's net loss for the three months ended September 30, 2000 would have increased by $74,513 to $984,198.

The fair value of each option is estimated on the date of grant using the fair market option-pricing model with the assumption:
        Risk-free interest rate                 6.5 %
        Expected life (years)                   various
        Expected volatility                     1.688
        Expected dividends                      None

A summary of the option transactions during the three months ended September 30, 2000 is shown below:


                                               Number of        Weighted-Average
                                               Shares             Exercise Price

Outstanding at June 30, 2000                  3,061,675         $          0.43
Granted                                         223,400         $          0.04
Exercised                                         -
Forfeited                                       (99,337)
Outstanding at September 30, 2000             3,185,738
                                         ----------------
Exercisable at September 30, 2000             2,820,778
                                         ----------------
Available for issuance at
September 30, 2000                            2,514,733
                                         =================


NOTE 12 - SUBSEQUENT EVENTS

In October 2000, AmeriNet Group.com, Inc. informed Michael Caputa, President of WRI, that the Company elects to rescind the Agreement of Merger and Plan of Reorganization previously entered into by and among AmeriNet, American Internet Technical Center, Inc. n/k/a WRIwebs.com, Inc. and WRIwebs.com, Inc., including the return of 531,000 shares of the Company's common stock issued at the time of the acquisition and the return of the $211,515 advanced to WRI. Attorneys for WRI and Mr. Caputa have denied all allegations and claims made by the Company. Both parties have agreed to abide by the provision in the Agreement providing for mediation to resolve any disputes between the parties. Management expects that the issues will be presented to mediation in mid-December, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS

Recent Developments Pertaining to Implementation of Plan of Operation

         Our company's ability to continue as a going concern is dependent upon its ability to attain a satisfactory level of profitability and to continue to have access to suitable financing. Management believes that divesting our company of it's unprofitable subsidiaries, Trilogy International, Inc. and Vista Vacations, Inc. at June 30, 2000, was a significant step towards accomplishing this goal.

         Since acquiring WRIwebs.com, Inc. ("WRI") in December 1999, our company has endeavored to work with the management of WRI in order assist them in attaining the performance goalsprojected by WRI management. WRI has continued to perform below expectations and to provide materially innacurate information. As a result, on October 16, 2000 attorneys for our company informed Michael Caputa, President of WRI, that our company elects to rescind the Agreement of Merger and

Plan of Reorganization. Our Company has demanded the return of the 531,000 shares of our company's common stock issued to Mr. Caputa and former WRI stockholders at the time of the acquisition and the $211,515 advanced to WRI by our company. Attorneys for WRI and Mr. Caputa have denied all allegations and claims made by our company. Both parties have agreed to abide by the provision in the Agreement providing for mediation and arbitration to resolve any disputes between the parties. It is expected that the issues will be presented to mediation in mid-December, 2000.

         Upon the resignation of its founders and executive officers Gerald and Leigh Cunningham, our company's President, Larry Van Etten assumed the role of acting president of Lorilei. Sales information proved materially inaccuarte and unprofitable segments of Lorilei's previous business have been eliminated resulting in operating losses for the three month period ended September 30, 2000.

         On September 12, 2000, in order to assure that our company's continuing investments in Lorilei were not subjected to claims based on undisclosed liabilities and to clarify unequivocally that the performance based shares and incentive stock options originally allocated to Mr. and Mrs. Cunningham were no longer applicable, our company organized a new Florida subsidiary, AmeriNet Communications, Inc. ("AmeriCom"), and assigned most of Lorilei's assets, personnel and operations. AmeriCom's target markets have been redirected and expanded. As a result, it is expected that by the end of the three month period ended December 31, 2000 AmeriCom will produce net operating income and that by the end of its fiscal year on June 30, 2001 AmeriCom will significantly contribute to the earnings of our company.

         The assignment of assets and the conduct of all business of The Firm Multimedia by AmeriCom was not finalized until October 17, 2000. For accounting purposes and reporting of our company's consolidated financial statements the transfer of assets had no effect for the three months ended September 30, 2000 because both entities are wholly owned by our company.

Results of Operations

         The consolidated income statement for our company for the three months ended September 30, 2000 includes operations of our company at the holding level and its wholly owned subsidiary Lorilei Communications, Inc. In addition, 20% of the operating losses of our company's affiliate WRI are included in our company's financials. For the three months ended September 30, 1999 the consolidated income statement included our company and its then wholly owned subsidiary AITC.

         Effective December 1, 1999, AITC was merged with WRI. Because WRI's former principal stockholder has an option to acquire between 70% and 80% of WRI's common stock until November 11, 2001, generally accepted accounting principals do not permit consolidation of WRI's financial statements with those of our company. Rather, the WRI affiliate is accounted for as though we had acquired between 20% and 30% of WRI's common stock as an investment. Therefore, 20% of WRI's profits or losses are reported by our company as losses of WRI for the three months ended September 30, 2000.

         For the three months ended September 30, 2000 our company reported revenues of $216,636 all of which were generated by Lorilei. Revenues for the three months ended September 30, 1999 were $168,169 and were all generated by our former subsidiary AITC.

         Cost of revenues for the three months ended September 30, 2000 were $192,640 yielding a gross profit of $23,996 while cost of revenues for the three month period ended September 30, 1999 were $69,109 for a gross profit for that period of $99,060.

         Our company as a whole reported a net loss for the three months ended September 30, 2000 of $1,223,931 as compared to a net loss of $377,281 for the three months ended September 30, 1999. These losses were comprised of equity in the losses of WRI (20%), $ 16,832; net loss of Lorilei of $295,123 and a net loss for the holding company of $911,976. For the three months ended September 30, 1999 our company's losses were $377,281.

         Our company had selling, general and administrative expenses of $844,281 for the three months ended September 30,2000 as compared with $412,501 for the three months ended September 30, 1999. Of the $844,281 in expense for the current period, $256,277 was attributable to the operations of Lorilei as incurred in the normal course of operating its business. The remaining $588,004 of expense was incurred at the holding company level. $208,535 of this amount was expended in the normal course of conducting our company's business. The remaining $379,469 represents expenses incurred due to the required accounting treatment of preferred subscription rights exercised by Yankees during the period; options granted to Yankees during the period and consulting services provided to our company by Yankees. All of these charges are non-cash items and the additional paid in capital of our company has increased in an amount equal to these charges.

         Our company had depreciation expense of $14,190 and $3,179 for the three months ended September 30, 2000 and 1999 respectively. Virtually all of the depreciation for this period was attributable to the fixed assets of Lorilei, while the expense during the same period in 1999 was attributable to the fixed assets of AITC.

         Expense for the amortization of goodwill in connection with the acquisition of Lorilei was $35,873 for the three months ended September 30, 2000. For the three months ended September 1999, our company had an amortization of goodwill expense of $58,145 attributable to the acquisition of AITC.

         Interest expense for the three months ended September 30, 2000 was $22,505. No interest expenses was recorded by our company for the three months ended September 30, 1999.

         In addition to the losses from operations incurred for the period, our company's loss attributable to common stockholders was increased by $314,246 as a result of purchases made through a private placement of our company's Class A Preferred Stock. Because each share of the Preferred Stock is convertible into a minimum of 20 shares of our company's common stock, a discount attributable to the beneficial conversion of preferred stock must be taken in an amount equal to the difference between the conversion price of $.25 per share and the then market price of our company's common stock at the time of the preferred stock purchase.

LIQUIDITY AND CAPITAL RESOURCES

         Our Company had cash on hand in the amount of $7,610 at September 30, 2000, compared to $32,718 on September 30, 1999. At September 30, 2000, we had a working capital deficit of $529,288 compared to a working capital deficit on September 30, 1999 of $142,872. The decrease in working capital was related principally to a decrease in cash on hand; an increase in accounts payable in excess of accounts receivable at the subsidiary level; the current portion of capital leases payable at the subsidiary level and the current portion of loans payable which were incurred in funding the operation of our company's subsidiaries during the year ended June 30, 2000.

         Our company and its subsidiaries have accumulated a net deficit of $11,860,322 since their inception. This gives rise to questions regarding the ability of our Company to continue as a going concern. The deficit for the three month period ended September 30, 2000 is $1,223,931. Management has implemented significant cost reductions through is discontinuance of unprofitable operations. With the assistance of Yankee, we are actively exploring acquisitions of operating companies and related infusions of capital which would materially improve its cash flow, liquidity and profitability, if successfully implemented.

         Our company relies on Yankees for capital required to fund operating cash deficits and has a financing agreement with Yankees pursuant to which Yankees has granted our company a conditional $1,000,000 revolving line of credit. As of November 13, 2000, Yankees had loaned our company an aggregate of $576,400. The loans are secured by all of our company's assets, including the capital stock in its subsidiaries. At our request,Yankees has converted most of its loans to date into shares of our company's common stock and shares of our company's Class A Preferred Stock. As of November 13, 2000, Yankees had converted $298,000 of its aggregate loans to our company into equity. Our company's continuing liquidity and access to capital is currently totally reliant on Yankees and investors introduced to our company by Yankees.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Neither our company nor its subsidiaries have been involved in any material legal proceedings, except as disclosed in our company's report on Form 10-KSB for the fiscal year ended June 30, 2000 other than the pending mediation in connection with our company's election to rescind the WRI Merger and Reorganization Agreement as discussed previously in this report under "Managements Discussion and Analysis".

ITEM 2. CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

         Since June 30, 2000, our company sold the securities listed in the table below without registration under the Securities Act in reliance on the exemption from registration requirements cited. All footnotes follow the last table.

Class A Preferred Stock
         Amount of     Total             Total                      Registration
         Securities   Offering          Discounts                      Exemption
Date     Sold        Subscriber       Consideration    or Commissions  Relied on
----     -----        ----------       -------------  --------------   ---------

July 3       6,000   Bolina Trading Corp.     $30,000         None          (2)
July 7       3,600   Bolina Trading Corp.     $18,000         None          (2)
July 27      8,000   Bolina Trading Corp.     $40,000         None          (2)
July 31      1,500   Lawrence R. Van Etten       (7)           (7)          (2)
August 15   46,000   Yankees                  $115,000(4)      (3)          (2)
August 15    3,393   K. Walker LTD            $16,965 (5)     None          (2)
August 15    1,500   Coast to Coast Realty       (6)           (6)          (2)
August 30    5,920   Palmair, Inc.            $29,600         None          (2)
August 31      500   Lawrence R Van Etten        (7)           (7)          (2)
August 31      415   George Franjola             (8)           (8)          (2)
September 15   500   Coast to Coast Realty       (6)           (6)          (2)
September 30   500   Lawrence R. Van Etten       (7)           (7)          (2)
September 30   375   George Franjola             (8)           (8)          (2)

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

(4) At the issuers request, Yankees converted $115,000 of debt to equity ( a total of 46,000 shares of preferred stock).

(5) At the issuers request, K. Walker converted $16,965 of debt to equity ( a total of 3,393 shares of preferred stock).

(6) Our company issued 2,000 shares of class a preferred stock to Charles J. Scimeca, owner of Coast to Coast Realty, Inc., for his compensation as our company's corporate spokesperson. Compensation expense to our company was $24,800 based on the average closing price of our company's common stock during the period

(7) Our company issued 2,500 shares of class a preferred stock to Lawrence R. Van Etten as compensation. Compensation expense to our company, based on the average closing price of our company's common stock for the period was $32,552.

(8) Our company issued 790 shares of class a preferred stock to George Franjola as compensation for services provided to Lorilei for the months of August and September, 2000. Compensation expense to Lorilei was $10,000 based on the average closing price of our company's common stock for the two month period.

Consequently, as of September 30, 2000, 12,465,192 shares of our company's common stock were outstanding and 78,203 shares of our company's class a preferred stock were outstanding.

AMOUNT OF COMMON EQUITY SUBJECT TO OUTSTANDING OPTIONS OR WARRANTS TO PURCHASE, OR SECURITIES CONVERTIBLE INTO, COMMON EQUITY OF OUR COMPANY

As of September 30, 2000, our company had 5,034,675 shares of its common stock reserved for issuance in conjunction with current obligations to issue additional shares and in the event that currently outstanding options and warrants are exercised.

ITEM 5. OTHER INFORMATION

Material Subsequent Events

Termination of Acquisition Negotiations with WeCU, Ltd.

On November 16, 2000, Mr. Shawn Okun, a representative of WeCU, Ltd. a Panamanian corporation ("WeCU"), advised Lawrence R. Van Etten, as president of AmeriNet, that its attorneys believed the proposed sale of WeCU's United States Internet and communications operations and assets to an AmeriNet subsidiary would result in a current taxable event requiring immediate payments unacceptable to WeCU and a majority of its stockholders.

Consequently, WeCU will not enter into the contemplated acquisition agreement with AmeriNet. However, Mr. Okun requested that AmeriNet consider a strategic alliance with WeCU for joint marketing of products and services. AmeriNet is agreeable to such arrangements subject to preparation and execution of definitive agreements detailing the nature, extent and terms of the proposed strategic alliance.

A copy of the letter from WeCU's attorneys advising AmeriNet of the termination of acquisition negotiations is filed as an exhibit to this report, see Part II,
Item 6, "Exhibits & Reports on Form 8-K".)

Resignation of Chief Financial Officer and Vice President

On February 17, 2000, David K. Cantley was elected as our company's vice president, treasurer and chief financial officer. He serves at the pleasure of the board of directors in such roles. However, due to economic and personal reasons, Mr. Cantley felt it is in the best interest of our company for him to resign from those capacities, and did so on November 7, 2000, effective November 17, 2000. Mr. Cantley will stay on as a member of our company's board of directors for a term expiring after its next annual meeting of stockholders. He will be nominated for re-election to our company's board of directors at the next annual stockholders meeting, and for appointment as the chair of its audit committee.

Withdrawl of Resignation from our Acting President

On October 23, 2000, Lawrence R. Van Etten, our company's current acting president and chief operating officer, submitted his resignation as acting president. Mr. Van Etten felt he could better serve our company as a full time chief operating officer. His resignation was effective as of November 15, 2000 in order to give our company an opportunity to interview new candidates for a the full-time position as president. On November 10, 2000, Mr. Van Etten withdrew his resignation as acting president and will remain acting president until such time as several issues are resolved with potential mergers and ample time is allotted to find a suitable person as a replacement on a permanent basis.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Required by Item 601 of Regulation S-B

The exhibits listed below and designated as filed herewith (rather than incorporated by reference) follow the signature page in sequential order.

Designation     Page
of Exhibit      Number
as Set Forth    or Source of
in Item 601 of  Incorporation    Description
Regulation S-B

(99)                             Additional Exhibits:
      .53        20              Letter from WeCU's attorney.
      .54        21              David Cantley's resignation letter.
      .55        22-23           Resignation letter of Lawrence R. Van Etten and
                                 Withdraw of his resignation.


(b)     Reports on Form 8-K Filed During Quarter Ended September 30, 2000

During the calendar quarter ended September 30, 2000, our company filed the following reports on Form 8-K with the Commission:

Financial
Items Reported                   Date Filed                Statements Included
  2 and 7                       July 17, 2000                     None
  2 and 7                       August 15, 2000                   None

As a material subsequent event, our company filed the following reports on Form 8-K with the Commission:

Items Reported          Date Filed              Financial Statements Included
5 and 7                 November 2, 2000        None


                                   Signatures

     In accordance with the requirements of the Exchange Act, our company has duly caused this report to be In accordance with the requirements of the Exchange Act, our company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            AmeriNet Group.com, Inc.

November 20, 2000

                           By: /s/David K. Cantley /s/
                                David K. Cantley
               Vice-President, Chief Financial Officer & Director

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

     Our company's report on Commission Form 10-QSB for the quarter year ended September 30, 2000 will be furnished free of charge without exhibits to any beneficial owner of our company's common stock eligible to vote at our company's annual stockholders' meeting and will furnish the exhibits thereto to any such person specifically requesting them, subject to payment of our company's actual reproduction, handling and delivery costs associated therewith. Our company's report on Commission Form 10-QSB for the quarter ended September 30, 2000, including exhibits, is available without charge on the Securities and Exchange Commission's web-site located at www.sec.gov in the EDGAR archives. Requests for our company's report on Commission Form 10-QSB for the quarter year ended September 30, 2000, with or without exhibits, should be addressed to Lawrence R. Van Etten, President; AmeriNet Group.com, Inc.; Crystal Corporate Center; 2500 North Military Trail, Suite 225-C; Boca Raton, Florida 33431, or faxed to Mr. Van Etten at (561) 998-4635.

     THE SECURITIES AND EXCHANGE COMMISSION HAS NOT APPROVED OR DISAPPROVED OF THIS REPORT NOR HAS IT PASSED UPON ITS ACCURACY OR ADEQUACY.