Form 10QSB
period 2000-12-31
AMERINET GROUP COM INC
filed 2001-02-20
CIK 50471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  OMB APPROVAL
                              OMB Number: 3235-0416
                              Expires: May 31, 2000
                         Estimated average burden hours
                              per response: 9708.0

                                   Form 10-QSB
                Quarterly Report under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934 For the
                    quarterly period ended December 31, 2000

                        Commission file number 000-03718

                            AmeriNet Group.com, Inc.
                            ------------------------
                 (Name of small business issuer in its charter)

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

     State the number of shares outstanding of each of the small business issuer's classes of common equity, as of the latest practicable date. As of December 31,2000, there were 12,465,192 shares of the small business issuer's common stock outstanding.

       Transitional Small Business Disclosure Format (Check one): Yes No x

                             Available Information.

         The public may read and copy any materials filed by our company with the Commission at the Commission's Public Reference Room at 450 Fifth Street, Northwest, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding our company and other issuers that file reports electronically with the Commission, at http://www.sec.gov. Our company's maintains a web site at http://www.amerinetgroup.com.

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


                    Table of Contents & Cross Reference Sheet

Part    Item   Page
Number Number Number Caption

I        1           Financial Statements
                4    Condensed Consolidated Financial Statements
                4    Condensed Consolidated Balance Sheet (Unaudited) as of
                     December 31, 2000
                5    Condensed Consolidated Statements of Operations
                     (Unaudited), for the Three Months Ended December 31, 2000
                     and 1999
                6    Condensed Consolidated Statements of Cash Flows (Unaudited)
                     for the Three Months Ended December 31, 2000 and 1999
                7    Notes to Condensed Consolidated Financial Statements

         2           Management's Discussion and Analysis or Plan of Operation
               13    Recent Developments Pertaining to Plan of Operation

               12    Results of Operations
               13    Liquidity and Capital Resources

II       1     15    Legal Proceedings

         2     15    Changes in Securities

         3      *    Defaults Upon Senior Securities

         4      *    Submission of Matters to Vote of Securities Holders

         5      *    Other Information

         6     18    Exhibits and Reports on Form 8-K


*        Not Applicable

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                    AMERINET GROUP.COM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

                                     ASSETS
           Current Assets:
                  Cash                                                 $  1,439
                  Accounts receivable, net                               39,207
                  Costs and estimated earnings in excess
                        of billings on uncompleted contracts              1,480
                  Prepaid expenses                                        2,718
                                                                       --------
                           Total current assets                          44,844
                                                                       --------
           Property and equipment, net                                  306,899
                                                                       --------
           Other assets:
                  Investment in subsidiary - WRIwebs.com                676,560
                                                                       --------
                           Total assets                              $1,028,303
                                                                    -----------

                      LIABILITIES AND STOCKHOLDERS DEFICIT

            Current Liabilities:
                  Checks outstanding in excess of bank balance         $ 12,342
                  Accounts payable                                      269,648
                  Accrued expenses                                       82,489
                  Billings in excess of cost and estimated earnings
                    on uncompleted contracts                             16,228
                  Loans payable - related parties                        52,082
         `        Current maturities of loans payable                   179,323
                  Current maturities of capital leases                   28,122
                                                                     ----------
                  Total   current   liabilities                         640,234
                  Long   term  liabilities:
                  Loans payable, net of current portion                 212,299
                  Capital leases, net of current portion                  8,501
                                                                      ---------
                  Total long term liabilities                           220,800

            Equity subject to potential redemptions                     640,987
                                                                      ---------

            Stockholders' deficit:
                  Preferred stock, $.01 par value, 5,000,000 shares
                    authorized, 246,710 issued and outstanding            2,467
                  Common stock, $.01 par value, 30,000,000 shares
                    authorized, 12,465,192 issued and outstanding       124,652
                  Subscriptions payable                                 116,814
                  Outstanding stock options                              17,270
                  Additional paid in capital                         13,487,840
                  Accumulated deficit                              ( 14,222,761)
                                                            -------------------
                  Total stockholders' deficit                          (473,718)
                                                          ---------------------

                  Total liabilities and stockholders' deficit       $ 1,028,303
                                                            -------------------

               See accompanying notes to the financial statements

                    AMERINET GROUP.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                  THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)


                                       3 Months   3 Months   6 Months  6 Months
                                       Ended      Ended      Ended     Ended
                                      12/31/00    12/31/99   12/31/00  12/31/99

Revenues earned                         128,633     36,709     345,269  204,878

Cost of revenues earned                  53,574     88,969     246,214  158,078
                       ---------------------------------------------------------

Gross profit (loss)                      75,059    (52,260)     99,055   46,800

Selling, general & admin expenses     1,054,409    907,000   1,898,690  799,816
Depreciation & amortization              46,992    151,129      97,055  212,453
Goodwill charges and transactions       630,791       -        630,791  522,201
                       ---------------------------------------------------------

Total operating expenses              1,732,192  1,058,129  2,626,536  1,534,470
                       ---------------------------------------------------------

Loss from operations                (1,657,133 (1,110,389)(2,527,481 (1,487,670)
                       ---------------------------------------------------------

Other income (expense)
Interest expense                         13,898     22,500      36,403   22,500
Debt forgiveness                        222,983                222,983
Equity in losses (gains) of subsidiary  (31,574)     6,751     (14,742)   6,751
                       ---------------------------------------------------------
    Total other (income) expense        205,307     29,251     244,644   29,251

Net Loss                            (1,862,440)(1,139,640)(2,772,125)(1,516,921)
                       ---------------------------------------------------------

Discount attributable to beneficial conversion
privilege of preferred stock          (500,000)               (814,246)
                       ---------------------------------------------------------

Net loss applicable to common stock (2,362,440)(1,139,640)(3,586,371)(1,516,921)
                       ---------------------------------------------------------

Basic loss per share           (0.19)       (0.14)         (0.29)         (0.19)
                       ---------------------------------------------------------

Fully diluted loss per share   (0.19)       (0.14)         (0.29)         (0.19)
                      ---------------------------------------------------------

Weighted average
 shares outstanding       12,465,192     8,237,444     12,465,192     8,193,324
                       ---------------------------------------------------------

Fully diluted average
shares outstanding        12,465,192     8,237,444     12,465,192     8,193,324
                       ---------------------------------------------------------


               See accompanying notes to the financial statements

                    AMERINET GROUP.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)




                                                   Six months        Six months
                                                    ended             ended
                                                   12/31/00          12/31/99

Net cash used by operations                       (639,667)            (624,300)
                                           ------------------------------------

Cash flows from investing activities:
        Purchase of property and equipment          (7,950)             (20,506)
        Cash overdraft acquired in acquisition                           (9,262)
                                            ------------------------------------
Net cash used by investing activities:              (7,950)             (29,768)
                                            ------------------------------------

Cash flows from financing activities:
        Preferred stock issued for cash, net of costs                   303,424
        Common stock issued for cash, net of costs                      326,150
        Payments on capital leases                 (36,008)
        Proceeds from loans payable                381,229              275,000
        Payments on loans payable                  (38,015)
        Capital contributions                                            25,000
                                            ------------------------------------
Net cash provided by financing activities          610,630              626,150
                                            ------------------------------------

Net decrease in cash                              (36,987)              (27,918)

Cash at beginning of period                         38,426               79,021
                                            ------------------------------------

Cash at end of period                                1,439               51,103
                                            ------------------------------------

Supplemental disclosure of cash flow information:
             Cash paid during the year for:
                         Interest                  22,438                 2,938
                                            ------------------------------------

Non-cash transactions affecting investing and financing activities:
        Common stock issued for equipment                                 7,500
        Common stock issued for interest                                 15,000
        Common stock issued for acquisitions                          2,348,273
        Contribution of professional services      225,055              452,725
        Conversion of debt to equity             1,744,372
                                            ------------------------------------

               see accompanying notes to the financial statements

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation SB. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results for the interim periods presented have been included.

         These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of our company's Annual Financial Statements for the year ended June 30, 2000. Operating results for the three months and six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

         It is recommended that the accompanying condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our company's Annual Report on Form 10-K.

NOTE 2 - AMORTIZATION OF GOODWILL

         Goodwill   represents  the  amount  by  which  the  purchase  price  of businesses acquired exceeds the fair market value of the net assets acquired under the purchase method of accounting.

         The excess of the fair value of the net assets of Lorilei acquired was $717,450 and was recorded as goodwill. Goodwill is being amortized on a straight-line method over five years. The accumulated amortization of the excess fair value of net assets of the Company acquired over cost is $86,659 at December 31, 2000.

         The excess of the fair value of the net assets of WRI acquired was $943,365 and was recorded as goodwill. Goodwill is being amortized on a straight-line method over three years. The accumulated amortization of the excess fair value of net assets of the Company acquired over cost is $340,659 at December 31, 2000.

NOTE 3 - GOODWILL IMPAIRMENT AND FORGIVENESS OF DEBT

         Pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," our company evaluated the recover ability of the long-lived assets, primarily the loan receivable from WRI and the goodwill recorded upon the acquisition of Lorilei. Because a Superseder and Exchange Agreement between our company, Yankees, WRI and Michael Caputa was imminent at December 31, 2000 the carrying value of our company's loan receivable from WRI was re-evaluated and consequently we recorded a non-cash charge of $222,983, adjusting the carrying value of the loan to its estimated fair value of $-0-. Our company recorded a non-cash charge of $630,791, adjusting the carrying value of the unamortized portion of the goodwill recorded upon the acquisition of Lorilei to its estimated fair value of $-0-.

         Accumulated amortization on this goodwill was $86,659 at December 31, 2000.

NOTE 4 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Accounts receivable are recorded net of an allowance for doubtful accounts of $5,000 at December 31, 2000.

NOTE 5 - STOCKHOLDERS' EQUITY

         On June 29, 2000 our company's Board of Directors adopted a resolution creating and designating the initial series of our company's Preferred Stock. The shares are designated Class A Preferred Stock and the number of shares authorized to be issued is 500,000 shares. Each share of Class A Preferred Stock is convertible into a minimum of 20 shares of our company's common stock.

         During the three months ended December 31, 2000, our company issued its Class A Preferred Stock for cash, for conversion of debt and in exchange for services as follows:

(a) Our company converted $434,493 of Yankee's debt to 173,797 shares of Class A Preferred Stock at $2.50 per share in accordance with Yankee's preferred subscription rights.

(b) 5,920 shares of Class A Preferred Stock which was reported in the our company's Quarterly report for the three month period ended September 30, 2000 on Form 10-QSB as issued to certain officers and consultants as compensation for services were in fact not issued and a subsequent agreement was made between our company and those individuals whereby their compensation would be deferred.

(c) Our company issued 164,800 common stock options to Directors of our company for services provided during the calendar year ended December 31, 2000 at an exercise price of $1.4375 per share of common stock.

(d) The shares of our company's common stock underlying the Yankees stock purchase option increased by 479,649 shares during the three month period ended December 31, 2000. Our company recorded a related compensation expense of $129,505.

(e) Yankees contributed professional services of $112,525 to our company during the three month period ended December 31, 2000.

NOTE 6 - COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

         The following schedule presents the status of costs and estimated earnings on uncompleted contracts at December 31, 2000:

Costs incurred on uncompleted contracts                     $             680
Estimated earnings                                                      8,653
                                                           ------------------
            Total                                                       9,333
            Less: billing to date                                     (24,083)
                                                           ------------------
            Total                                            $        (14,748)
                                                            ==================

Included in accompanying balance sheet under the following captions:
    Costs and estimated earnings in excess of
      billings on uncompleted contracts                     $           1,480
    Billings in excess of cost and estimated
      earnings on uncompleted contracts                               (16,228)
                                                           -------------------
            Total                                           $         (14,748)
                                                            ===================

NOTE 7 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 2000:



Land                                                         $          25,000
Building                                                               197,483
Vehicles                                                                24,091
Furniture and fixtures                                                  13,633
Machinery and equipment                                                 79,870
            Less:  accumulated depreciation                            (33,178)
                                                            -------------------
            Property and equipment, net                      $         306,899
                                                            ===================


         Depreciation expense for the three months ended December 31, 2000 was $11,119.

NOTE 8 - RELATED PARTY TRANSACTIONS

         At  December  31,  2000  our  company  had   outstanding   payables  to
stockholders in the amount of $52,082. The transactions are summarized as follows:



Balance at beginning of period                                 $       320,800
Advances during the period                                             170,171
Payments during the period                                              (4406)
Conversions to equity                                                 (434,493)
                                                             ------------------
Balance at end of period                                       $        52,082
                                                             ==================

         During the three months ended December 31, 2000, Yankees contributed professional services valued at $112,525 to our company. Our company recognized the $112,525 as consulting fees expense and the entire amount was contributed to our company as additional paid in capital.

         Our company shares office space in Boca Raton, Florida with a related party. Rent expense for the three months ended December 31, 2000 was $2,449.

NOTE 9 - INCOME TAXES

         The following table reconciles the income tax benefit at the US statutory rate to that in the financial statements at December 31, 2000:


Taxes computed at 34%                                          $      (942,523)
WRI gain (100%)                                                         25,061
Goodwill write down                                                    214,469
Goodwill amortization                                                   12,197
Compensation on stock option grants                                    527,336
Net operating losses and other losses                               (2,400,125)
                                                             -----------------
Income tax benefit                                           $      (2,563,585)
                                                            ===================

Taxes currently payable                                     $              -
Deferred income tax benefit                                          2,563,585
Change in beginning valuation allowance                             (2,563,585)
                                                              -----------------
Provision (benefit) for income                               $             -
                                                           ====================

         At December 31, 2000, our company had an unused net operating loss carryforward of $5,958,968 available for use on its future corporate federal income tax returns. This amount includes the net operating losses of its subsidiary, Lorilei, since the date of acquisition. Our company's evaluation of the tax benefits of its net operating loss carryforward is presented in the following table. The tax amounts have been calculated using the 34% federal income tax rate.

         The components of deferred tax assets at December 31, 2000 were as follows:

Deferred tax asset:
    Net operating loss carry forward                             $    2,026,049
    Stock options granted                                               527,336
    Accrued interest                                                     10,200
                                                             ------------------
Net deferred tax asset                                                2,563,585

Valuation allowance:
    Beginning of period                                              (1,575,331)
    Increase during the period                                         (988,254)
                                                              ------------------
    Ending balance                                                   (2,563,585)
                                                               -----------------

Net deferred taxes                                              $            -
                                                           =====================


Year Loss Originated                  Year Expiring            Amount
----------------------------------- ------------------   ------------------

 December 31, 1997                      2012                 $   74,043
 December 31, 1998                      2013                    399,415
     June 30, 1999                     2014                      97,646
     June 30, 2000                     2015                   1,706,054
September 30, 2000                     2016                     909,685
 December 31, 2000                     2017                   2,772,125
  ----------------
                 Total available net operating loss       $    5,958,968
                                                        ================

NOTE 10 - STOCK OPTIONS

         On January 1, 2000 and on March 8, 2000 our company adopted Non-Qualified and Incentive Stock Option Plans. The objectives of these plans include attracting and retaining the best personnel and promoting the success of the Company by providing employees and directors the opportunity to acquire common stock. The Stock Option Plans authorizes our company to grant up to 3,000,000 common shares of which 529,800 have been granted at December 31, 2000.

         Our company has elected to account for the stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized on the employee stock options. Our company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting For Stock-Based Compensation". Our company recognized $129,505 in compensation expense for the three months ended December 31, 2000 in connection with an increase of 479,649 shares of common stock underlying the Yankee option to purchase up to 12 1/2% of the outstanding common shares of our company. With this increase in the underlying shares, Yankees now has the option to purchase 2,860,822 shares of our company's common stock for an aggregate price of $90,000.

         Had compensation expense for the Incentive Stock Option Plan been determined based on the fair market value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123 "Accounting for Stock Based Compensation", our company's net loss for the three months ended December 31, 2000 would have increased by $1,648 to $1,864,088.

         The fair value of each option is estimated on the date of grant using the fair market option-pricing model with the assumption:

                                    Risk-free interest rate   6.5 %
                                    Expected life (years)     various
                                    Expected volatility       1.01
                                    Expected dividends        None

         A summary of the option transactions during the three months ended December 31, 2000 is shown below:


                                                   Number of       Weighted-
                                                   Average
                                                   Shares       Exercise Price
                                                 -------------   --------------

Outstanding at September 30, 2000                   3,185,738        $    0.43
Granted                                               644,449        $    0.38
Exercised                                                -
Forfeited
Outstanding at Decmber 31, 2000                     3,830,187
                                                ----------------
Exercisable at December 31, 2000                    2,820,778
                                                ----------------
Available for issuance at Decmber 31, 2000          1,870,284
                                               =================

NOTE 11 - SUBSCRIPTIONS PAYABLE

         Certain officers of our company and/or one of its subsidiaries as well as certain independent contractors provide services to our company valued individually at $5,000 to $8,333 per month. The compensation earned by these individuals is due and payable at the end of one year's service with our company in the form of our company's common stock, provided they were employed for such period. At December 31, 2000 our company had incurred a total expense for executive compensation, consulting services and legal services provided by these individuals in the amount of $116,814.

NOTE 12 - SUBSEQUENT EVENTS

WRI Superseder and Exchange Agreement

         On January 26, 2001, the Superseder and Exchange Agreement entered into by and among our company; Yankees; WRI and Michael A. Caputa was executed by the parties. As a result of finalizing this agreement our company no longer has any equity interest in WRI. 500,380 shares of our company's common stock will be returned to our company's treasury by Michael Caputa. The executed agreement was filed with the Commission on Form 8-K on February 8, 2001.

PriMed Consulting Agreement

         Our company entered into an agreement on January 16, 2001, which was fully executed on January 31, 2001, with PriMed Technologies, Inc., and PriMed Technologies LC of Deerfield Beach, Florida (website at www.primedtech.com; "PriMed"), pursuant to which our company's stockholders will, subject to prior registration under Section 5 of the Securities Act, receive 10% of the common stock of an entity to be formed consolidating the operations of PriMed and its affiliates ("New PriMed"). The stock dividend will be issued to our company's stockholders of record at the close of business on the day the required registration statement is declared effective by the Commission. As currently contemplated, our company's stockholders will receive one share of New PriMed common stock for every 10 shares of our company's common stock held. A copy of the agreement was filed on Form 8-K on February 8, 2001. Negotiations are continuing concerning our company's acquisition of a majority interest in New PriMed, in addition to the shares to be issued directly to our company's stockholders. PriMed, which is in the process of consolidating and expanding its current operations, is involved in the provision of management and support services to the health care industry along with the latest on-line technologies to its growing client base of physicians, hospitals and ancillary service organizations in South Florida.

GreenGrouper Licensing Agreement

         On February 2, 2001 AmeriCom entered into a licensing agreement with Duffy DeVaul, the founder and owner of the popular, five year old, recreational fishing website, www.greengrouper.com. AmeriCom plans to develop the website, which was established in 1996, has over 13,000 members worldwide and registers monthly hits in excess of 500,000, into an e-commerce website aimed at capturing a share of the 120 billion dollar American recreational fishing industry. The website and a 30-minute weekly television show, with an expected audience of between 13 and 50 million viewers, will be the cornerstones of AmeriCom's GreenGrouper project. Plans are also being made for a GreenGrouper magazine.

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

AmeriCom

         In September, 2000, our company organized a new subsidiary, AmeriNet Communications, Inc., A Florida coporation ("AmeriCom") and assigned it most of Lorilei's assets, personnel and operations. AmeriCom's target markets were redirected and expanded. All business formerly conducted by our company's Lorilei subsidiary have been conducted by AmeriCom since October 1, 2000. Based on an operating plan developed by our company's chief financial officer and chief operating officer, it was expected that AmeriCom would produce net operating income for the three month period ended December 31, 2000 and that by the end of our fiscal year June 30, 2001 AmeriCom would significantly contribute to the earnings of our company.

         Operations of AmeriCom did not produce the expected results and the subsidiary experienced significant operating losses for the three month period ended December 31, 2000. Because of the disappointing operating results of AmeriCom and without assurances of an immediate turnaround, Yankees informed our company in early December 2000, that it was unwilling to lend any additional funds to our company for use in funding the operating deficit at AmeriCom. In as much as our company has no current financing available from sources other than Yankees it has been unable to provide any funds to AmeriCom since early December. AmeriCom has continued to operate by deferring payables, but without additional financing it is uncertain as to whether the company can continue in business. AmeriCom has made major management changes, and Edward C. Dmytryk, also the president of our company, was elected president of AmeriCom during February of 2001. In addition, the remaining personnel have significantly reduced operating expenses (50%) and all remaining personnel are now paid solely through commissions. AmeriCom is re-evaluating its market and is in the process of developing projects such as The GreenGrouper website and related businesses.

WRI

         Our company and the principals of WRI have entered into a superseder and exchange agreement. The agreement was filed with the Commission on Form 8-K on February 8, 2001. In summary the agreement calls for Michael Caputa , WRI's president, to return 500,380 shares of our company's common stock originally issued to him; for our company to forgive the debt owed to it by WRI and for WRI to distribute to the stockholders of our company 20% of its common stock after its registartion with the Commission . Upon completeion of the transactions contemplated by the agreements our company will no longer have any equity interest in WRI. The final agreement was executed by the parties on January 26, 2001.

RESULTS OF OPERATIONS

         The consolidated income statement for our company for the three months and six months ended December 31, 2000 includes operations of our company at the holding company level and its wholly owned subsidiaries Lorilei and AmeriCom. In addition, 20% of the operating gains or losses of our company's affiliate WRI are included in our company's consolidated financials. For the three months and six months ended December 31, 1999 the consolidated income statement included our company for the entire period; our company's formerly wholly owned subsidiary AITC for the two months ended November 30, 1999; our formerly wholly owned subsidiary Trilogy for the one month ended December 31, 1999 and 20% of the operating losses of WRI for the one month ended December 31, 1999.

         For the three months ended December 31, 2000 our company reported revenues of $128,633 all of which were generated by our subsidiary company AmeriCom. Revenues for the three months ended December 31, 1999 were $36,709 generated by our former subsidiaries AITC and Trilogy.

         Cost of revenues for the three months ended December 31, 2000, were $53,574 yielding a gross profit of $75,059 while cost of revenues for the three months ended December 31, 1999 were $88,969 for a gross loss of $52,260 for that period.

         Our company as a whole reported a net loss applicable to common stock for the three months ended December 31, 2000 of $2,362,440. These losses were comprised of equity in the gain of WRI (20%) of $14,742; net operating loss of our subsidiaries Lorilei and AmeriCom of $249,508; a writedown of the Lorieli goodwill of $630,791 and a net loss for the holding company of $1,496,883. For the three months ended December 31, 1999, our company's losses were $1,139,640 based on the following factors: elling, general and administrative expenses for the three months ended December 31, 200 were $1,054,409 compared to $907,000 for the three months ended December 31, 1999. $267,748 of the expense for the current period was incurred by our subsidiary AmeriCom in the normal course of business. The remaining $786,661 was incurred at the holding company level a large portion of which consisted of non-cash expenses. Yankees provided services to our company during the period valued at $112,525 which were treated as an expense and then as a donation of an equivalent sum by Yankees to our company's paid in capital. Because Yankees exercised its preferential subscription rights in converting $434,493 of debt to equity at a 50% discount to market during the period, the discount of $434,493 was treated as an expense with a corresponding addition to our company's paid in capital. Certain employees and consultants to our company agreed to defer a total of $51,762 in compensation earned by them during the period. The expense was recognized and a corresponding in subscriptions payable was added to stockholders' equity. Our company recognized a compensation expense of $129,505 in connection with the increase of 479,649 shares of common stock underlying the Yankee option to purchase up to 12 1/2% of the outstanding shares of our company's common stock. These non-cash expenses totaled $728,285. The remaining $58,376 of selling, general and administrative expense for the period was incurred at the holding company level in the normal course of conducting its business.

         Our company recorded a non-cash charge of $222,983 adjusting the carrying value of its loan receivable from WRI to its estimated fair value of $-0- at December 31, 2000.

         Depreciation and amortization expense for the three months ended December 31, 2000 was $46,992 as compared to an expense of $151,129 for the three months ended December 31, 1999. For the three months ended December 31, 1999, $110,940 of this expense was attributable to the amortization of our company's former wholly owned subsidiary Trilogy.

         Interest expense was $13,898 for the three months ended December 31, 2000 compared to $22,500 for the same period in 1999.

         In addition to the losses from operations incurred for the period, our company's loss attributable to common stock was increased by $500,000 as a result of a purchase made through a private placement of our company's Class A Preferred Stock. Because each share of the preferred stock is convertible into a minimum of 20 shares of our company's common stock, a discount attributable to the beneficial conversion of preferred stock must be taken in an amount equal to the difference between the conversion price of $.25 per share and the then market price of our company's common stock at the time the preferred stock was issued.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000 our company had cash on hand of $1,439 compared to $51,103 at December 31, 1999. At December 31, 2000 we had a working capital deficit of $507,026 compared to a working capital deficit at December
31, 1999 of $485,218. The deficit in working capital at December 31, 2000 was related principally to accounts payable and accrued expenses at the subsidiary level in excess of accounts receivable; the current portion of capital leases and loans payable at the subsidiary level. A similar situation existed at December 31, 1999, however, the subsidiary contributing to the deficit at that time was our former subsidiary Trilogy whereas at December 31, 2000 the deficit is principally attributable to our subsidiaries Lorieli and AmeriCom.

     Our company and its subsidiaries have accumulated a net deficit of $14,222,761 since their inception. This gives rise to questions regarding the ability of our company to continue as a going concern. The deficit for the three months ended December 31, 2000 is $2,362,440. Management has implemented significant cost reductions though its discontinuance of unprofitable operations, but its one remaining operating subsidiary continues to operate at a deficit. With the assistance of Yankees, we are actively exploring acquisitions of operating companies and related infusions of capital which would materially improve our cash flow, liquidity and profitability, however we can not assure that it will be successfully implemented. .

         Our company relies on Yankees for capital required to fund operating cash deficits and has a financing agreement with Yankees pursuant to which Yankees has granted our company a conditional $1,000,000 revolving line of credit. As of December 31, 2000 Yankees had loaned our company an aggregate of $640,200. The loans are secured by all of our company's assets, including the capital stock in its subsidiaries. At our request, Yankees has converted most of its loans to date into shares of our company's common stock and Class A Preferred Stock. As of December 31, 2000, Yankees had converted $595,592 of its aggregate loans into equity. Our company's continuing liquidity and access to capital is totally reliant on Yankees and investors introduced to our company by Yankees.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Our company has not been involved in any material legal proceedings, other than the mediation in connection with our company's election to rescind the WRI Merger and Reorganization Agreement as discussed previously in this report under "Managements Discussion and Analysis". The inactive subsidiary Lorilei Communications, Inc., has been sued for $7813.30 for an unpaid bill.

ITEM 2.  CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

         Since June 30, 2000, our company sold the securities listed in the table below without registration under the Securities Act in reliance on the exemption from registration requirements cited. Consequently, as of January 31, 2001, 12,465,192 shares of our company's common stock were outstanding and 261,710 shares of our company's class a preferred stock were outstanding. All footnotes follow the last table.


Class A Preferred Stock
                  Amount of                                   Total             Total            Registration
                  Securities                                  Offering          Discounts        Exemption
Date              Sold              Subscriber                Consideration     or Commissions   Relied on
----              -----             ----------                -------------     --------------   ---------
2000:
July 3            6,000             Bolina Trading Corp.      $30,000           None             (2)
July 7            3,600             Bolina Trading Corp.      $18,000           None             (2)
July 27           8,000             Bolina Trading Corp.      $40,000           None             (2)
August 15         46,000            Yankees                   $115,000(4)       (3)              (2)
August 15         3,393             K. Walker LTD             $16,965  (5)      None             (2)
August 30         5,920             Palmair, Inc.             $29,600           None             (2)
October 5         85,500            Yankees                   $250,000(6)       (3)              (2)
October 5         6,400             Bolina Trading Corp       (6)               (3)              (2)
October 5         500               Vanessa H. Lindsey        (6)               (3)              (2)
October 5         6,600             PalmAir, Inc.             (6)               (3)              (2)
October 5         1,000             Debra Ellenson            (6)               (3)              (2)
November 13       25,000            Yankees                   $64,492.50(7)     (3)              (2)
November 13       2,000             Palm Air                  (7)               (3)              (2)
November 13       797               Vanessa Lindsey           (7)               (3)              (2)
November 13       16,000            Yankees                   $40,000           (3)              (2)
December 5        27,000            Yankees                   $75,000(8)        (3)              (2)
December 5        1,000             Vanessa Lindsey           (8)               (3)              (2)
December 5        2,000             PalmAir, Inc.             (8)               (3)              (2)

2001
January 31        5,000             Debra Ellenson            (9)               (3)              (2)
January 31        5,000             Johnathan Eichner         (10)              (3)              (2)
January 31        5,000             Scott Heicken             (10)              (3)              (2)



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

(4) At the issuers request, Yankees converted $115,000 of debt to equity (a total of 46,000 shares of preferred stock).

(5) At the issuers request, K. Walker converted $16,965 of debt to equity ( a total of 3,393 shares of preferred stock).

(6) At the issuers request, Yankees converted $250,000 of debt to equity ( a total of 100,000 shares of preferred stock). At Yankees request a portion of the shares were given to associates.

(7) At the issuers request, Yankees converted $64,492.50 of debt to equity ( a total of 27,797 shares of preferred stock). At Yankees request a portion of the shares were given to associates.

(8) At the issuers request, Yankees converted $75,000 of debt to equity (a total of 30,000 shares of preferred stock). At Yankees request a portion of the shares were given to associates.

(9) Pursuant to the terms of the amended consulting agreement between our comapny and Yankees, it is entitled to receive $10,000 per month or $10,000 worth of stock per month for compensation.

(10) At the issuers request, Yankees converted $20,000 of debt to equity (a total of 10,000 shares of preferred stock). At Yankees request the shares were given to associates.

AMOUNT OF COMMON EQUITY SUBJECT TO OUTSTANDING OPTIONS OR WARRANTS TO PURCHASE, OR SECURITIES CONVERTIBLE INTO, COMMON EQUITY OF OUR COMPANY

         As of January 31, 2001, our company had 10,030,875 shares of its common stock reserved for issuance in conjunction with current obligations to issue additional shares, in the event that currently outstanding options and warrants are exercised and conversion of preferred to common.

NEW AUTHORIZED SHARES

     Our comapny's board of directors and stockholders authorized a change in the number of shares of Class A Preferred Stock from 500,000 to 1,000,000, however it did not increase the total number of authorized preferred stock. A new certificate of designation has been mailed for filing with the State of Delaware and is included as an exhibit to this report, see "Item 6, Exhibits and Reports on Form 8-K." Our company's board of directors and stockholders also authorized an increase in the number of shares of common stock from 20,000,000 shares, $0.01 par value, to 30,000,000 shares, $0.01 par value. An amendment to the articles of incorporation reflecting this change is being prepared for filing with the State of Delaware and will be included as an exhibit to this amended report, see "Item 6, Exhibits and Reports on Form 8-K."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits Required by Item 601 of Regulation S-B

         The exhibits listed below and designated as filed herewith (rather than incorporated by reference) follow the signature page in sequential order.

Designation       Page
of Exhibit        Number
as Set Forth      or Source of
in Item 601 of    Incorporation
Regulation S-B    By Reference   Description

(3)(i)                           Certificate of Articles of Incorporation:
         3.6       20            Certificate of Designation of Class A Preferred
         3.7       *             Certificate of Amendment to Articles of
                                 Incorporation

(99)                             Additional Exhibits:
         .53       28            Letter to our company's transfer agent on our
                                 company's procedures for stock matters.

_____________
*       To be filed by amendment

(b)      Reports on Form 8-K Filed During Quarter Ended December 31, 2000

     During the calendar quarter ended December 31, 2000, our company filed the following reports on Form 8-K with the Commission:

                                             Financial
Items Reported             Date Filed        Statements Included
 5&7                         11/02/00        None

        As a material subsequent event, our company filed the following reports on Form 8-K with the Commission:

                                             Financial
Items Reported             Date Filed        Statements Included
 5 & 7                      01/05/01         None
 5 & 7                      02/08/01         None


                                   Signatures

         In accordance with the requirements of the Exchange Act, our company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            AmeriNet Group.com, Inc.

February 14, 2001

                          By: /s/Edward C. Dmytryk /s/
                              ---------------------
                                Edward C. Dmytryk
                  President, Chief Executive Officer & Director

                             ADDITIONAL INFORMATION
                            AmeriNet Group.com, Inc.
                            Crystal Corporate Center
        2500 North Military Trail, Suite 225-C; Boca Raton, Florida 33431
                  Telephone (561) 998-3435; Fax (561) 998-4635
            web-site, amerinetgroup.com; e-mail ed@amerinetgroup.com
                             Corporate Headquarters:

 Edward C. Dmytryk, President & Chief Executive Officer; Lawrence R. Van Etten,
     Vice President & Chief Operating Officer; David K. Cantley, Treasurer;
        Vanessa H. Lindsey, Secretary; Douglas L. Wilson, General Counsel
                                    Officers

          Lawrence R. Van Etten; David K. Cantley; Vanessa H. Lindsey;
                Charles J. Champion, Jr.; G. Richard Chamberlin;
  Anthony Q. Joffe; Douglas L. Wilson; Edward C. Dmytryk; and J. Bruce Gleason
                               Board of Directors

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

                         Independent Public Accountants:
                         Daszkal, Bolton & Manela, P.A.
        240 West Palmetto Park Road, Suite 300; Boca Raton, Florida 33432
         Telephone (561) 367-1040; Facsimile Transmission (561) 750-3236
                        e-mailto:patrick@dbmsys.usa.com

                                 Transfer Agent:
                            Liberty Transfer Company
                 191 New York Avenue, Huntington, New York 11743
         Telephone (516)-385-1616; Facsimile Transmission (516) 385-1619

     Our company's report on Commission Form 10-QSB for the quarter ended December 31, 2000 will be furnished free of charge without exhibits to any beneficial owner of our company's common stock eligible to vote at our company's annual stockholders' meeting and will furnish the exhibits thereto to any such person specifically requesting them, subject to payment of our company's actual reproduction, handling and delivery costs associated therewith. Our company's report on Commission Form 10-QSB for the quarter ended December 31, 2000, including exhibits, is available without charge on the Securities and Exchange Commission's web-site located at www.sec.gov in the EDGAR archives. Requests for our company's report on Commission Form 10-QSB for the quarter ended December31, 2000, with or without exhibits, should be addressed to Edward C. Dmytryk, President; AmeriNet Group.com, Inc.; Crystal Corporate Center; 2500 North Military Trail, Suite 225-C; Boca Raton, Florida 33431, or faxed to Mr. Dmytryk at (352) 998-4635.

     THE SECURITIES AND EXCHANGE COMMISSION HAS NOT APPROVED OR DISAPPROVED OF THIS REPORT NOR HAS IT PASSED UPON ITS ACCURACY OR ADEQUACY.