Form 10QSB/A
period 2000-12-31
AMERINET GROUP COM INC
filed 2001-03-06
CIK 50471

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

                                   65-0957587

                      (I.R.S. Employer Identification No.)


         2500 North Military Trail Suite 225, Boca Raton, Florida

                    (Address of principal executive offices)

                                      33431

                                   (Zip Code)


                    Issuer's telephone number: (561) 998-3435

     State the number of shares outstanding of each of the small business issuer's classes of common equity, as of the latest practicable date. As of December 31,2000, there were 12,465,192 shares of our company's common stock outstanding and 261,710 shares of our company's Class A preferred stock outstanding.

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


Class A Preferred Stock
                  Amount of                                   Total             Total            Registration
                  Securities                                  Offering          Discounts        Exemption
Date              Sold              Subscriber                Consideration     or Commissions   Relied on
----              -----             ----------                -------------     --------------   ---------
2000:
July 3            6,000             Bolina Trading Corp.      $30,000           None             (2)
July 7            3,600             Bolina Trading Corp.      $18,000           None             (2)
July 27           8,000             Bolina Trading Corp.      $40,000           None             (2)
August 15         46,000            Yankees                   $115,000(4)       (3)              (2)
August 15         3,393             K. Walker LTD             $16,965  (5)      None             (2)
August 30         5,920             Palmair, Inc.             $29,600           None             (2)
October 5         85,500            Yankees                   $250,000(6)       (3)              (2)
October 5         6,400             Bolina Trading Corp       (6)               (3)              (2)
October 5         500               Vanessa H. Lindsey        (6)               (3)              (2)
October 5         6,600             PalmAir, Inc.             (6)               (3)              (2)
October 5         1,000             Debra Ellenson            (6)               (3)              (2)
November 13       25,000            Yankees                   $64,492.50(7)     (3)              (2)
November 13       2,000             Palm Air                  (7)               (3)              (2)
November 13       797               Vanessa Lindsey           (7)               (3)              (2)
November 13       16,000            Yankees                   $40,000(7)        (3)              (2)
December 5        27,000            Yankees                   $75,000(8)        (3)              (2)
December 5        1,000             Vanessa Lindsey           (8)               (3)              (2)
December 5        2,000             PalmAir, Inc.             (8)               (3)              (2)

2001
January 31        5,000             Debra Ellenson            (9)               (3)              (2)
January 31        5,000             Johnathan Eichner         (10)              (3)              (2)
January 31        5,000             Scott Heicken             (10)              (3)              (2)



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

(7) At the issuers request, Yankees converted $104,492.50 of debt to equity ( a total of 43,797 shares of preferred stock). At Yankees request a portion of the shares were given to associates.

(8) At the issuers request, Yankees converted $75,000 of debt to equity (a total of 30,000 shares of preferred stock). At Yankees request a portion of the shares were given to associates.

(9) Pursuant to the terms of the amended consulting agreement between our company and Yankees, it is entitled to receive $10,000 per month or $10,000 worth of stock per month for compensation.

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

NEW AUTHORIZED SHARES

     Our comapny's board of directors and stockholders authorized a change in the number of shares of Class A Preferred Stock from 500,000 to 1,000,000, however it did not increase the total number of authorized preferred stock. A new certificate of designation has been mailed for filing with the State of Delaware and is included as an exhibit to this report, see "Item 6, Exhibits and Reports on Form 8-K." Our company's board of directors and stockholders also authorized an increase in the number of shares of common stock from 20,000,000 shares, $0.01 par value, to 30,000,000 shares, $0.01 par value. An amendment to the articles of incorporation reflecting this change is being mailed for filing with the State of Delaware and is included as an exhibit to is report see "Item 6, Exhibits and Reports on Form 8-K."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits Required by Item 601 of Regulation S-B

         The exhibits listed below and designated as filed herewith (rather than incorporated by reference) follow the signature page in sequential order.

Designation       Page
of Exhibit        Number
as Set Forth      or Source of
in Item 601 of    Incorporation
Regulation S-B    By Reference   Description

(3)(i)                           Certificate of Articles of Incorporation:
         3.6       20            Certificate of Designation of Class A Preferred
         3.7       28            Certificate of Amendment to Articles of
                                 Incorporation

(99)                             Additional Exhibits:
         .53       29            Letter to our company's transfer agent on our
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

February 23, 2001

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

     Our company's report on Commission Form 10-QSB for the quarter ended December 31, 2000 will be furnished free of charge without exhibits to any beneficial owner of our company's common stock eligible to vote at our company's annual stockholders' meeting and will furnish the exhibits thereto to any such person specifically requesting them, subject to payment of our company's actual reproduction, handling and delivery costs associated therewith. Our company's report on Commission Form 10-QSB for the quarter ended December 31, 2000, including exhibits, is available without charge on the Securities and Exchange Commission's web-site located at www.sec.gov in the EDGAR archives. Requests for our company's report on Commission Form 10-QSB for the quarter ended December31, 2000, with or without exhibits, should be addressed to Edward C. Dmytryk, President; AmeriNet Group.com, Inc.; Crystal Corporate Center; 2500 North Military Trail, Suite 225-C; Boca Raton, Florida 33431, or faxed to Mr. Dmytryk at (561) 998-4635.

     THE SECURITIES AND EXCHANGE COMMISSION HAS NOT APPROVED OR DISAPPROVED OF THIS REPORT NOR HAS IT PASSED UPON ITS ACCURACY OR ADEQUACY.