Form 10QSB
period 2001-03-31
AMERINET GROUP COM INC
filed 2001-05-15
CIK 50471

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               March 31, 2001
Commission file number:                     000-03718



                            AMERINET GROUP.COM, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                                     65-0957587
         (State or other jurisdiction of                        (I.R.S. Employer
         incorporation or organization)                      Identification No.)


                        2500 N. Military Trail, Suite 225
                            Boca Raton, Florida 33431
                    (Address of principal executive offices)
                                   (Zip code)

                                 (561) 998-3435
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes No

                         APPLICABLE TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

On March 31, 2001, the issuer had outstanding 12,479,522 shares of common stock, $.01 par value per share.

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

                 Caveat Pertaining to Forward Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties.
These forward-looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect our company is detailed from time to time in our company's reports filed with the Commission. This Report contains "forward looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this Report or the Form 10-KSB, Forms 10QSB, Forms 8-K, and the Information Statement referred to herein that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "would", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, which are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

     The information in this Report is qualified in its entirety by reference to the entire Report; consequently, this Report must be read in its entirety. Information may not be considered or quoted out of context or without referencing other information contained in this Report necessary to make the information considered, not misleading.

                    AMERINET GROUP.COM, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2001
                                      INDEX


PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Condensed Balance Sheet (Unaudited)
              As of March 31, 2001............................................4
      Condensed Statements of Operations (Unaudited)
              For the Three and Nine Months Ended March 31, 2001 and 2000.....5
      Condensed Statements of Cash Flows (Unaudited)
              For the Nine Months Ended March 31, 2001 and 2000...............6

      Condensed Notes to Consolidated Financial Statements.................7-13

      Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................13-16


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..........................................16-20

      Item 2 - Changes in Securities and use of Proceeds.....................21

      Item 4 - Submission of Matters to a Vote of Security Holders...........21

      Item 6 - Exhibits and Reports on Form 8-K...........................21-22

      Signatures.............................................................23

                    AMERINET GROUP.COM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2001
                                  (Unaudited)
                                     ASSETS

          Current assets:

          Cash                                               $            7,815

          Accounts receivable,net                                           142
                                                            -------------------
          Total current assets                                            7,957
                                                            -------------------

               Property and equipment, net                                4,865
                                                            -------------------
               Other assets:

                    Investment in subsidiary - WRIwebs.com, Inc.        642,108

                    Property and equipment -idle, net                   292,719
                                                            -------------------

                    Deposits                                                400
                        Total assets                                  $ 948,049
                                                            ===================
                    Current liabilities:

                         Checks  outstanding  in excess of bank  balance $4,373
                         Accounts payable                               259,454
                         Accrued expenses                               106,761
                         Loans payable - related parties                  5,077
                         Current maturities of loans payable            389,808
                         Current maturities of capital leases            36,623
                                                                 --------------

                             Total current liabilities                  802,096
                     Equity subject to potential redemptions            640,987
                                                                 --------------
                Stockholders' deficit:

                 Preferred stock, $.01 par value, 5,000,000 shares authorized,
                    412,116 issued and outstanding                        4,121
                 Common stock, $0.01 par value, 20,000,000 shares authorized,
                   12,479,522 shares issued and outstanding             124,795
                 Subscription Payable                                   209,687
                 Outstanding stock options                               17,270
                 Additional paid in capital                          14,911,398
                 Accumulated deficit                                (15,762,305)
                                                                 --------------
                       Total stockholders' deficit                    (495,034)
                                                                 --------------
                       Total liabilities and stockholders' deficit    $ 948,049
                                                                 ==============
     See accompanying notes to condensed consolidated financial statements.

                    AMERINET GROUP.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           For the Nine and Three Months Ended March 31, 2001 and 2000

                              Three Months Ended               Nine Months Ended
                                   March 31,                         March 31,

                               2001        2000                2001         2000

Revenues earned           $   22,524     $ 45,063        $ 367,793    $ 249,941

Cost of revenues earned        2,355       18,398          248,569      176,476
                              ------       -------        --------      --------
Gross profit                  20,169       26,665          119,224       73,465
                             -------       -------        --------       -------
Operating expenses:
 Selling, general and
 administrative expenses   1,505,264       522,096       3,403,954    1,318,983
 Depreciation and
  amortization                 9,313       342,084         106,368      554,527
 Goodwill - charges and
  transactions                  -             -            630,791      522,201
                            --------       --------       --------      --------
Total operating expenses   1,514,577        864,180      4,141,113    2,395,711
                            ---------       --------    ----------     ---------
Loss from operations      (1,494,408)      (837,515)    (4,021,889)  (2,322,246)
                          -----------      ---------    -----------   ----------
Other (expenses):
  Interest expense           (10,684)        (8,853)       (47,087)     (34,290)
  Debt Forgiveness              -              -          (222,983)
  Equity in losses
   of subsidiary             (34,452)       (38,269)       (19,710)     (45,021)
                           ----------       --------       --------     --------
Total other (expenses)       (45,136)       (47,122)      (289,780)     (79,311)
                           ----------        --------     ---------    ---------
Net loss                 $(1,539,544)    $ (884,637)   $(4,311,669) $(2,401,557)
                        =============     ===========  ============ ============
Discount Attributable to Beneficial Conversion
Privilege of Preferred Stock    -                -        (814,246)        -
                         ------------      ----------     ---------  -----------
Net Loss Applicable
  to Common Stock        $ (1,539,544)    $ (884,637)  $(5,125,915  $(2,401,557)
                        =============     ===========  ===========  ============
Basic loss per share          $ (0.12)       $ (0.08)   $    (0.41) $     (0.27)
                        =============      ===========  ==========  ============
Weighted average
  shares outstanding       12,467,743     10,482,350    12,466,042     8,951,827
                        ============      ===========   ===========   ==========
Fully diluted loss
  per share              $     (0.12)    $     (0.08)   $    (0.41)    $  (0.27)
                         ============     ===========   ==========     =========
Fully diluted average
  shares outstanding      12,467,743       10,482,350    12,466,042    8,951,827
                         ============     ===========   ===========    =========

     See accompanying notes to condensed consolidated financial statements.

                    AMERINET GROUP.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Nine Months Ended March 31, 2001 and 2000


                                                          Nine Months Ended
                                                               March 31,
                                                      ==========================
                                                      2001                 2000
                                                  ----------          ----------
Net cash used by operating activities             $ (564,029)      $ (1,130,198)
                                                  -----------      -------------
Cash flows from investing activities:
   Purchase of property and equipment                 (3,391)           (36,650)
   Cash overdraft acquired in acquisition                 -             (69,838)
                                                  -----------      -------------
Net cash used by investing activities:                (3,391)          (106,488)
                                                  -----------      -------------
Cash flows from financing activities:
   Common stock issued for cash, net of costs             -             906,950
   Preferred stock issued for cash                    88,000                 -
   Capital contributions                                  -              25,000
   Proceeds from loans payable                       561,671                 -
   Net payments on capital lease obligations         (36,008)                -
   Payments on mortgage and loans payable            (76,854)           345,500
                                                  -----------       ------------
Net cash provided by financial activities            536,809          1,277,450
                                                  -----------       ------------
Net (decrease) increase in cash                      (30,611)            40,764

Cash at beginning of period                           38,426             79,021
                                                   ----------        -----------
Cash at end of period                              $   7,815         $  119,785
                                                  ===========        ===========
Supplemental disclosure of cash flow information:

   Cash paid during the year for:
      Interest                                     $     -           $   25,601
                                                  ===========        ===========
Non-cash transactions affecting investing and
   financing activities:
     Common stock issued for equipment             $     -            $   6,075
                                                  ===========         ==========
     Common stock issued for interest              $     -            $  22,500
                                                  ===========         ==========
     Common stock issued for acquisitions          $     -            $4,851,562
                                                  ===========       ============
     Contribution of professional services         $     -            $  644,295
                                                  ===========       ============
     Preferred stock issued for debt               $ 1,135,890        $     -
                                                  ===========       ============

     See accompanying notes to condensed consolidated financial statements.

                            AMERINET GROUP.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results for the interim periods presented have been included.

     These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of our Annual Financial Statements for the year ended June 30, 2000. Operating results for the three months and nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. It is recommended that the accompanying condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2 - GOODWILL IMPAIRMENT AND FORGIVENESS OF LOAN RECEIVABLE

     Pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," we evaluated the recoverability of the long-lived assets, primarily the loan receivable from WRI and the goodwill recorded upon the acquisition of Lorilei. On January 26, 2001, we entered into a Superseder and Exchange Agreement with Yankees, WRI and Michael A. Caputa. In summary the agreement calls for Michael Caputa, WRI's president, to return 500,380 shares of our common stock originally issued to him. In exchange for the common stock, we have forgiven the debt owed to us by WRI and for WRI to distribute to the stockholders of our company 20% of its common stock after its registration with the Commission. Upon completion of the transactions contemplated by the agreements, we will no longer have any equity interest in WRI. In connection with this agreement, we recorded a non-cash charge of $222,983, adjusting the carrying value of the loan to its estimated fair value of $-0-. Additionally, we recorded a non-cash charge of $630,791, adjusting the carrying value of the unamortized portion of the goodwill recorded upon the acquisition of Lorilei to its estimated fair value of $-0-.

NOTE 3 - STOCKHOLDERS' EQUITY

Common Stock

     In March 2001, in connection with the disposition of our subsidiary, Trilogy International, Inc, we issued 14,352 shares of common stock that were held in escrow. These common shares were value at fair value of $2,870 and charged to operations.

     On January 1, 2000 and on March 8, 2000 our company adopted Non-Qualified and Incentive Stock Option Plans. The objectives of these plans include attracting and retaining the best personnel and promoting the success of the Company by providing employees and directors the opportunity to acquire common stock. The Stock Option Plans authorize our company to grant up to 3,000,000 common shares of which 529,800 have been granted at December 31, 2000.

Preferred Stock

     On June 29, 2000 our company's Board of Directors adopted a resolution creating and designating the initial series of our company's Preferred Stock. The shares are designated Class A Preferred Stock and the number of shares authorized to be issued was 500,000 shares. On February 21, 2001, the Board of directors amended the resolution and increased the authorizesd shares to 1,000,000. Each share of Class A Preferred Stock is convertible into a minimum of 20 shares of our Company's common stock.

     During the nine months ended March 31, 2001, we issued Class A Preferred Stock for cash, for conversion of debt and in exchange for services as follows:

During July and August 2000, we issued 23,520 shares of Class A Preferred Stock for cash at $5.00 per share through a private placement. The net amount obtained was $117,600.

     During July and August 2000, we converted $16,965 of debt to 3,393 shares of Class A Preferred Stock at $5.00 per share. During August 2000, we converted $115,000 of our debt to Yankee's by issuing 46,000 shares of Class A Preferred Stock at $2.50 per share in accordance with Yankee's preferred subscription rights.

     During the quarter ended December 31, 2000, we converted $434,493 of our debt to Yankee's by issuing 173,797 shares of Class A Preferred Stock at $2.50 per share in accordance with Yankee's preferred subscription rights.

     During the quarter ended March 31, 2001, we converted $225,608 of debt to 137,072 and 10,000 shares of Class A Preferred Stock at $1.50 and $2.00 per share, respectively, in accordance with Yankee's preferred subscription rights.

     During the quarter ended March 31, 2001, we issued converted 18,334 shares of Class A Preferred Stock for consulting services rendered amounting to $30,000.

     The beneficial conversion feature present in the issuance of the Class A Preferred Stock as determined on the date of issuance of the Class A Preferred Stock totaled $1,842,690 for the nine months ended March 31, 2001 and is treated as a reduction in earnings available (increase in loss attributable) to common stockholders over the period from the date of issuance of the Class A Preferred Stock to the earliest date such shares may be converted

Stock Options

     On December 21, 2000, we adopted the "Amerinet Group.com, Inc. 2001 Officers' & Directors' Stock Option Plan" (the Plan). The Plan became effective on January 1, 2001. The purpose of this plan include attracting and retaining the best personnel and promoting the success of the Company by providing employees and directors the opportunity to acquire common stock. The Plan authorizes us to grant to each board member options to purchase 15,000 common shares during the twelve-month period commencing January 1, 2001 to December 31, 2001 at $.27 per share. These options vest as at 1,000 options per month with all unvested options vesting on December 31, 2001. For services on a permanent committee, the option will increase by an additional 10,000 shares and will vest at a rate of 800 shares per month with all unvested options vesting on December 31, 2001. For service as the chair of a permanent committee, the option will increase by an additional 5,000 shares and will vest at a rate of 400 shares per month with all unvested options vesting on December 31, 2001. As of March 31, 2001, no options have been granted under this plan.

     We have elected to account for the stock options under Accounting principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized on the employee stock options. We account for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting For Stock-Based Compensation".

     We issued 223,440 stock options to Yankee during the quarter ended September 30, 2000. We recorded compensation expense of $151,939.

     We recognized $129,505 in compensation expense for the three months ended December 31, 2000 in connection with an increase of 479,649 shares of common stock underlying the Yankee option to purchase up to 12 1/2% of the outstanding and reserved common shares of our company.

     We recognized $138,434 in compensation expense for the three months ended March 31, 2001 in connection with an increase of 516,545 shares of common stock underlying the Yankee option to purchase up to 12 1/2% of the outstanding and reserved common shares of our company. With this increase in the underlying shares, Yankees now has the option to purchase 3,377,167 shares of our company's common stock for an aggregate price of $90,000.

     We issued 164,800 common stock options to Directors of our company for services provided during the quarter ended December 31, 2000 at an exercise price of $1.4375 per share of common stock. Had compensation expense for the Incentive Stock Option Plan been determined based on the fair market value of the options at the grant date consistent with the methodology prescribed under
Statement of Financial Standards No. 123 "Accounting for Stock Based Compensation", our company's net loss for the three months ended December 31, 2000 would have increased by $1,648 to $1,864,088.

     During the quarter ended March 31, 2001, we did not grant any stock options.

     A summary of the option transactions during the three months ended March 31, 2001 is shown below:

                                                                     Weighted-
                                              Number of               Average
                                                Shares           Exercise Price
                                          ----------------      ---------------
Outstanding at December 31, 2000              3,185,738        $          0.43
Granted                                         516,545                    .02
Exercised                                           -                       -
Forfeited                                           -                       -
                                          -----------------     ---------------
Outstanding at March 31, 2001                  3,732,283       $          0.37
                                          =================    =================

Other

Yankee contributed professional services of $112,530 to the Company during the three month period ended September 30, 2000.

Yankees contributed professional services of $112,525 to our company during the three month period ended December 31, 2000.

NOTE 4 - RELATED PARTY TRANSACTIONS

     At March 31, 2001, we had outstanding payables to stockholders in the amount of $5,077. The transactions are summarized as follows:

Balance at beginning of period               $     52,082
Advances during the period                        185,000
Payments during the period                         (6,397)
Conversions to equity                            (225,608)
                                         ------------------
Balance at end of period                     $      5,077
                                         ===================


     During the three months ended December 31, 2000, Yankees contributed professional services valued at $112,525 to our company. Our company recognized the $112,525 as consulting fees expense and the entire amount was contributed to our company as additional paid in capital.

     Our company shares office space in Boca Raton, Florida with a related party. Rent expense for the nine months ended March 31, 2001 was $4,103.

NOTE 5 - SUBSCRIPTIONS PAYABLE

     Certain officers of our company and/or one of its subsidiaries as well as certain independent contractors provide services to our company valued individually at $5,000 to $8,333 per month. The compensation earned by these individuals is due and payable at the end of one year's service with our company in the form of our company's common stock, provided they were employed for such period. As of March 31, 2001, we had incurred a total expense for executive compensation, consulting services and legal services provided by these individuals in the amount of $209,687.

NOTE 6 - MATERIAL CONTRACTS

WRI Superseder and Exchange Agreement

     On January 26, 2001, we entered into a Superseder and Exchange Agreement with Yankees, WRI and Michael A. Caputa. In summary the agreement calls for Michael Caputa, WRI's president, to return 500,380 shares of our common stock originally issued to him. In exchange for the common stock, we have forgiven the debt owed to us by WRI and for WRI to distribute to the stockholders of our company 20% of its common stock after its registration with the Commission. Upon completion of the transactions contemplated by the agreements, we will no longer have any equity interest in WRI. As Off March 31, 2001, we had not completed closing on this agreement. The closing will take place when the shares are registered with the Commission and distributed to our shareholders. Subsequent to March 31, 2001, Michael Caputa returned all of our common shares originally issued to him.

PriMed Consulting Agreement

     Our company entered into an agreement on January 16, 2001, which was fully executed on January 31, 2001, with PriMed Technologies, Inc., and PriMed Technologies LC of Deerfield Beach, Florida (website at www.primedtech.com; "PriMed"), pursuant to which our company's stockholders will, subject to prior registration under Section 5 of the Securities Act, receive 10% of the common stock of an entity to be formed consolidating the operations of PriMed and its affiliates ("New PriMed"). The stock will be issued to our company's stockholders of record at the close of business on the day the required registration statement is declared effective by the Commission provided that their shares were outstanding prior to May 31, 2001. As currently contemplated, our company's stockholders will receive one share of New PriMed common stock for every 10 shares of our company's common stock held. A copy of the agreement was filed on Form 8-K on February 8, 2001. Negotiations are continuing concerning our company's acquisition of a majority interest in New PriMed, in addition to the shares to be issued directly to our companies stockholders. PriMed, which is in the process of consolidating and expanding its current operations, is involved in the provision of management and support services to the health care industry along with the latest on-line technologies to its growing client base of physicians, hospitals and ancillary service organizations in South Florida.

NOTE 7 - SUBSEQUENT EVENTS

     During April 2001, we granted 83,000 options pursuant to the "Amerinet Group.com, Inc. 2001 Officers' & Directors' Stock Option Plan". The options can be exercised at $.27 per share and expire on December 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments Pertaining to Implementation of Plan of Operation

     Our ability to continue as a going concern is dependent upon its ability to attain a satisfactory level of profitability and to continue to have access to suitable financing. Management believes that divesting our company of its unprofitable subsidiaries, Trilogy International, Inc. and Vista Vacations, Inc. at June 30, 2000, was a significant step towards accomplishing this goal.

AmeriCom

     In September 2000, our company organized a new subsidiary, AmeriNet Communications, Inc., A Florida corporation ("AmeriCom") and assigned it most of Lorilei's assets, personnel and operations. AmeriCom's target markets were redirected and expanded. All business formerly conducted by our company's Lorilei subsidiary have been conducted by AmeriCom since October 1, 2000. Based on an operating plan developed by our company's chief financial officer and chief operating officer, it was expected that AmeriCom would produce net operating income for the three month period ended December 31, 2000 and that by the end of our fiscal year June 30, 2001 AmeriCom would significantly contribute to the earnings of our company.

     Operations of AmeriCom did not produce the expected results and the subsidiary experienced significant operating losses for the three-month period ended December 31, 2000. Because of the disappointing operating results of AmeriCom and without assurances of an immediate turnaround, Yankees informed our company in early December 2000, that it was unwilling to lend any additional funds to our company for use in funding the operating deficit at AmeriCom. In as much as our company has no current financing available from sources other than Yankees it has been unable to provide any funds to AmeriCom since early December. AmeriCom has continued to operate by deferring payables, but without additional financing it is uncertain as to whether the company can continue in business. AmeriCom has made major management changes, and Edward C. Dmytryk, also the president of our company, was elected president of AmeriCom during February of 2001. In addition, in February, our AmeriCom subsidiary has ceased operations. AmeriCom is re-evaluating its market and is in the process of developing projects such as The GreenGrouper website and related businesses.

WRI

     Our company and the principals of WRI have entered into a superseder and exchange agreement. The agreement was filed with the Commission on Form 8-K on February 8, 2001. In summary the agreement calls for Michael Caputa, WRI's president, to return 500,380 shares of our company's common stock originally issued to him, for our company to forgive the debt owed to it by WRI and for WRI to distribute to the stockholders of our company 20% of its common stock after its registration with the Commission. Upon completion of the transactions contemplated by the agreements our company will no longer have any equity interest in WRI. The parties executed the final agreement on January 26, 2001, although we have not closed this transaction as of March 31, 2001.


Park City Group, Inc.

     On March 12, 2001, we signed a letter of intent to acquire Park City Group, Inc. ("Park City"), a software developer headed by the co-founder of the internationally renowned Mrs. Fields' Cookies. Under the terms of the proposed agreement, Park City would receive 78% of all the issued and outstanding shares of AmeriNet in exchange for 100 percent of its common shares. AmeriNet shareholders would retain 18% of the company. AmeriNet will also raise up to $1 million through a private placement, which will account for up to 4 % of the common stock to be outstanding after the acquisition. The funds will be used for Park City operations, future acquisitions, as well as research and development.

     AmeriNet's existing operating subsidiaries, Wriwebs.com, Inc. and AmeriNet Communications, Inc., and all other investments in securities would be spun off to AmeriNet stockholders, or their successors in interest, as of a date preceding the Park City acquisition, or otherwise disposed of prior to closing.

     Park City is a Park  City,  Utah-based  provider  of  proprietary  software applications primarily for multi-unit retail operations. Through its ActionManager Enterprise Application Suite, Park City offers management and staff solutions to a variety of operations issues and greatly reduces dependence on paper transactions. Park City's Fresh Market Manager, the newest in supermarket technology, provides superior production planning and inventory management. Randall K. Fields, co-founder of the highly successful Mrs. Fields' Cookies stores, founded Park City Group, Inc. in 1990. The software applications that were the genesis of Park City are rooted in applications developed during the explosive growth of the more than 800 unit chain.

     Mr. Fields currently serves as the chairman of Park City's Board and as its chief executive officer. In its most recent fiscal year, Park City had un-audited revenues of just more than $6 million with pretax profits of $2.4 million. It currently has 56 employees servicing such major accounts as Victoria's Secret, The Home Depot, Pacific Sunwear, Crate & Barrel, Bath & Body Works, Universal Studios - Orlando, Bi-Lo Foods, William-Sonoma and Wawa.

     The transaction is contingent upon, among other things, certain due diligence, board approval, shareholder consent and the execution of definitive agreements. As a result, there are no assurances that the transaction will be consummated.

RESULTS OF OPERATIONS

     The condensed statement of operations for our company for the three months and nine months ended March 31, 2001 includes operations of our company at the holding company level and its wholly owned subsidiaries Lorilei and AmeriCom. In addition, 20% of the operating gains or losses of our company's affiliate WRI are included in our company's consolidated financials. For the three months and nine months ended March 31, 2000, the condensed statement of operations included our company for the entire period; our company's formerly wholly owned subsidiary AITC for the two months ended November 30, 1999; our formerly wholly owned subsidiary Trilogy for the four month ended March 31, 2000 and 20% of the operating losses of WRI for the four month ended March 31, 2000.

     For the three and nine months ended March 31, 2001, we reported revenues of $22,524 and $367,793, respectively, all of which were generated by our subsidiary company AmeriCom. Revenues for the three and nine months ended March 31, 2000 were $45,063 and $249,941, respectively, and were generated by our former subsidiaries AITC and Trilogy. Due to our decision to close our unprofitable subsidiaries, our revenues have decreased substantially.

     Cost of revenues for the three and nine months ended March 31, 2001, were $2,355 and $248,569, respectively, as compared to cost of revenues for the three and nine months ended March 31, 2000 of $18,398 and $176,476. Due to our decision to close our unprofitable subsidiaries, our cost of revenues have decreased substantially.

     Our company as a whole reported a net loss applicable to common stock for the nine months ended March 31, 2001 of $5,125,915. These losses were comprised of equity in the loss of WRI (20%) of $19,710; net operating loss of our subsidiaries Lorilei and AmeriCom of $1,015,862 which includes a writedown of the Lorilei's goodwill of $630,791 and a net loss for the holding company of $4,090,343.

     For the three months ended March 31, 2000, our company's losses were $1,539,544 based on the following factors: selling, general and administrative expenses for the three months ended March 31, 2001 were $1,505,264 compared to $522,096 for the three months ended March 31, 2000. $51,249 of the expense for the current period was incurred by our subsidiary AmeriCom in the normal course of business. The remaining $1,454,015 was incurred at the holding company level a large portion of which consisted of non-cash expenses. In connection with the issuance of our preferred stock for services and in exchange for debt, we recorded a charge of $1,028,444 to reflect the beneficial conversion feature of the preferred stock issued to Yankees and other related parties. Certain employees and consultants to our company agreed to defer a total of $92,873 in compensation earned by them during the period. The expense was recognized and a corresponding in subscriptions payable was added to stockholders' equity. Our company recognized a compensation expense of $138,434 in connection with the increase of 516,545 shares of common stock underlying the Yankee option to purchase up to 12 1/2% of the outstanding shares of our company's common stock. Additionally, we issued preferred shares for services amounting to $30,000. These non-cash expenses totaled $1,289,751. The remaining $164,264 of selling, general and administrative expense for the period was incurred at the holding company level in the normal course of conducting its business.

     Depreciation and amortization expense for the three months ended March 31, 2001 was $9,313 as compared to an expense of $342,084 for the three months ended March 31, 2000. For the three months ended March 31, 2000, we recorded amortization of goodwill attributable to our company's former wholly owned subsidiary, Trilogy.

     Interest expense was $10,684 for the three months ended March 31, 2001 compared to $8,853 for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001 we had cash on hand of $3,442 compared to $119,785 at March 31, 2000. At March 31, 2001, we had a working capital deficit of $793,739 compared to a working capital deficit at March 31, 2000 of $_______. The deficit in working capital at March 31, 2001 was related principally to accounts payable and accrued expenses at the subsidiary level in excess of accounts receivable and the current portion of capital leases and loans payable at the subsidiary level. A similar situation existed at March 31, 2000; however, the subsidiary contributing to the deficit at that time was our former subsidiary Trilogy whereas at March 31, 2001 the deficit is principally attributable to our subsidiaries Lorieli and AmeriCom.

     Our company and its subsidiaries have accumulated a net deficit of $15,762,305 since inception. This gives rise to questions regarding the ability of our company to continue as a going concern. The deficit for the three months ended March 31, 2001 is $1,539,544. Management has implemented significant cost reductions though our discontinuance of unprofitable operations. With the assistance of Yankees, we are actively exploring acquisitions of operating companies and related infusions of capital which would materially improve our cash flow, liquidity and profitability, however we can not assure that it will be successfully implemented.

     Our company relies on Yankees for capital required to fund operating cash deficits and has a financing agreement with Yankees pursuant to which Yankees has granted our company a conditional $1,000,000 revolving line of credit. As of March 31, 2001, Yankees had loaned our company an aggregate of $________. The loans are secured by all of our company's assets, including the capital stock in its subsidiaries. At our request, Yankees has converted all of its loans to date into shares of our company's common stock and Class A Preferred Stock. As of March 31, 2001, Yankees had converted $________ of its aggregate loans into equity. Our company's continuing liquidity and access to capital is totally reliant on Yankees and investors introduced to our company by Yankees.

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

ITEM 2.  CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

     Since December 31, 2000, our company sold the securities listed in the table below without registration under the Securities Act in reliance on the exemption from registration requirements cited. Consequently, as of March 31, 2001, 12,479,522 shares of our company's common stock were outstanding and 412,116 shares of our company's class A preferred stock were outstanding. All footnotes follow the last table.


Class A Preferred Stock

                  Amount of                                   Total             Total            Registration
                  Securities                                  Offering          Discounts        Exemption
Date              Sold              Subscriber                Consideration     or Commissions   Relied on
----              -----             ----------                -------------     --------------   ---------
2001
January 31        5,000             Debra Ellenson               (4)                (3)              (2)
January 31        5,000             Johnathan Eichner            (5)                (3)              (2)
January 31        5,000             Scott Heicken                (5)                (3)              (2)
February 28        10,000           Blue Lake Capital Corp       (7)                (3)              (2)
February 28        12,000           Yankees                      (6)                (3)              (2)
February 28        2,500            K, Walker LTD                (4)                (3)              (2)
February 28        2,500            Palm Air, Inc                (4)                (3)              (2)
February 28        834              Vanessa Lindsey              (4)                (3)              (2)
February 28        833              Edward Dmytryk               (4)                (3)              (2)
March 1            10,000           Calvp Family Trust           (8)                (3)              (2)
March 31           4,000            K. Walker LTD                (4)                (3)              (2)
March 31           500              SRKD Trading Corp            (4)                (3)              (2)
March 31           667              Vanessa Lindsey              (4)                (3)              (2)
March 31           1,500            Yankees                      (9)                (3)              (2)
March 31           3,500            Palm Air, Inc                (6)                (3)              (2)
March 31           1,500            K. Walker LTD                (6)                (3)              (2)
March 31           736              Vanessa Lindsey              (6)                (3)              (2)
March 31           83,336           Yankees                      (6)                (3)              (2)
March 31           14,667           Blue Lake Capital Corp       (7)                (3)              (2)
March 31           1,333            Calvo Family Trust           (8)                (3)              (2)


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

(4) Pursuant to the terms of the amended consulting agreement between our company and Yankees, it is entitled to receive $10,000 per month or $10,000 worth of stock per month for compensation. At Yankees request the shares were given to associates.

(5) At the issuer's request, Yankees converted $20,000 of debt to equity (a total of 10,000 shares of preferred stock). At Yankees request the shares were given to associates.

(6) At the issuer's request, Yankees converted $151,608 of debt to equity (a total of 101,072 shares of preferred stock). At Yankees request the shares were given to associates.

(7) At the issuer's request, Blue Lake Capital Corp. converted $37,000 of debt to equity (a total of 24,667 shares of preferred stock).

(8) At the issuer's request, the Calvo Family Spendthrift Trust converted $17,000 of debt to equity (a total of 11,333 shares of preferred stock).


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

NEW AUTHORIZED SHARES

     Our company's board of directors and stockholders authorized a change in the number of shares of Class A Preferred Stock from 500,000 to 1,000,000, however it did not increase the total number of authorized preferred stock. Our company's board of directors and stockholders also authorized an increase in the number of shares of common stock from 20,000,000 shares, $0.01 par value, to 200,000,000 shares, $0.01 par value. An amendment to the articles of incorporation reflecting an increase to 30,000,000 shares has been filed with the State of Delaware. It is anticipated that the authorized shares will be increased to 150,000,000 shares immediately prior to closing on the acquisition of Park City Group, Inc.


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

Designation                 Page
of Exhibit                  Number
as Set Forth                or Source of
in Item 601 of              Incorporation
Regulation S-B              By Reference   Description

(99)                        Additional Exhibits:


(b)      Reports on Form 8-K Filed During Quarter Ended March 31, 2001

     During the calendar quarter ended March 31, 2001, we filed the following reports on Form 8-K with the Commission:

                                                      Financial
Items Reported                 Date Filed           Statements Included
 5 & 7                          01/05/01                None
 5 & 7                          02/08/01                None
 5 & 7                          03/14/01                None

                                   Signatures

     In accordance with the requirements of the Exchange Act, our company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                   AmeriNet Group.com, Inc.


May 15, 2001                                       By: /s/Edward C. Dmytryk /s/
                                                   -----------------------------
                                                   Edward C. Dmytryk  President,
                                                   Chief  Executive  Officer   &
                                                   Director

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

                                    Officers

 Edward C. Dmytryk, President & Chief Executive Officer; Lawrence R. Van Etten,
    Vice President & Chief Operating Officer; Vanessa H. Lindsey, Secretary;
                       Douglas L. Wilson, General Counsel

                               Board of Directors

                   Lawrence R. Van Etten; Vanessa H. Lindsey;
                Charles J. Champion, Jr.; G. Richard Chamberlin;
  Anthony Q. Joffe; Douglas L. Wilson; Edward C. Dmytryk; and J. Bruce Gleason

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

                                 Transfer Agent:
                            Liberty Transfer Company
                274B New York Avenue, Huntington, New York 11743
         Telephone (516)-385-1616; Facsimile Transmission (516) 385-1619

     Our company's report on Commission Form 10-QSB for the quarter ended March 31, 2001 will be furnished free of charge without exhibits to any beneficial owner of our company's common stock eligible to vote at our company's annual stockholders' meeting and will furnish the exhibits thereto to any such person specifically requesting them, subject to payment of our company's actual reproduction, handling and delivery costs associated therewith. Our company's report on Commission Form 10-QSB for the quarter ended March 31, 2001, including exhibits, is available without charge on the Securities and Exchange Commission's web-site located at www.sec.gov in the EDGAR archives. Requests for our company's report on Commission Form 10-QSB for the quarter ended March 31, 2001, with or without exhibits, should be addressed to Edward C. Dmytryk, President; AmeriNet Group.com, Inc.; Crystal Corporate Center; 2500 North Military Trail, Suite 225-C; Boca Raton, Florida 33431, or faxed to Mr. Dmytryk at (561) 998-4635.

    THE SECURITIES AND EXCHANGE COMMISSION HAS NOT APPROVED OR DISAPPROVED OF
          THIS REPORT NOR HAS IT PASSED UPON ITS ACCURACY OR ADEQUACY.