Form 10KSB
period 2001-06-30
FIELDS TECHNOLOGIES INC
filed 2001-10-15
CIK 50471

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

                               Annual Report Under
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                            For the fiscal year ended
                                  June 30, 2001

                             Commission file number
                             ----------------------
                                    000-03718

                            FIELDS TECHNOLOGIES, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                   11-2050317
                --------                                   ----------
      (State or other jurisdiction                       (IRS Employer
           of incorporation)                           Identification No.)

                     333 Main Street, Park City, Utah 84060
                     --------------------------------------
                    (Address of principal executive offices)

                                 (435) 649-2221
                -------------------------------------------------
              (Registrant's telephone number, including area code)



          AmeriNet Group.com, Inc., 2500 N. Military Trail, Suite 225,
                           Boca Raton, Florida 33431
          -------------------------------------------------------------
          (Former name and former address if changed since last report)

         Securities registered pursuant to Section 12(g) of the Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
 Common Stock, $.01 Par Value               Over-the-Counter Bulletin Board

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the six month transition priod ending June 30, 2001 and year ended December 31, 2000 were $1,495,201its most recent fiscal year were $6,513,142, respectively.

         The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked price of such common equity (i.e., does not include directors, executive officers or ten percent stockholders identified in
Item  11  hereof)  of  the  issuer  as of  October  8,  2001  was  approximately
$6,429,602.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                            YEAR ENDED JUNE 30, 2001




                                     PART I

Item 1.     Description of Business...........................................3
Item 2.     Description of Property...........................................9
Item 3.     Legal Proceedings................................................10
Item 4.     Submission of Matters to a Vote of Security Holders..............11


                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.........11
Item 6.     Management's Discussion and Analysis or Plan of Operation........12
Item 7.     Financial Statements.............................................23
Item 8.     Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure.......................................23


                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control
              Persons; Compliance With Section 16(a) of the Exchange Act.....23
Item 10.    Executive Compensation...........................................25
Item 11.    Security Ownership of Certain Beneficial Owners and Management...27
Item 12.    Certain Relationships and Related Transactions...................28
Item 13.    Exhibits and Reports on Form 8-K.................................29







                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

Forward-Looking Statements

         This annual report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including the risk factors set forth below and elsewhere in this report. See "Risk Factors" and Management's Discussion and Analysis of Financial Condition and Results of Operations." Statements made herein are as of the date of the filing of this Form 10-K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.


                                     PART I

Item 1. Description of Business

General

We were incorporated in the State of Delaware on December 8, 1964 as Infotec, Inc. From June 20, 1999 to approximately June 12, 2001, we were known as Amerinet Group.com, Inc.

On June 13, 2001, we entered into a Reorganization Agreement" with Randall K. Fields and Riverview Financial Corporation (hereafter referred to as "Reorganization Agreement"), whereby we acquired Park City Group, Inc., which became our wholly owned subsidiary. In connection with the Reorganization, Our Board of Directors resigned and was replaced by the Board of Directors of Park City Group, Inc., the stockholders of Park City Group gained voting control of our common stock, and we changed our name to Fields Technologies, Inc.

We conduct our operations through, Park City Group, Inc., which was incorporated in the State of Delaware in May 1990. Park City Group, Inc. on April 5, 2001acquired its wholly owned subsidiary, Fresh Market Manager, LLC (FMM), which is a Limited Liability Company formed in the State of Utah. Park City Group, Inc. has conducted its operations since 1990.

Through Park City Group, Inc., we provide development, support and consulting services through our various software applications identified as "ActionManager" and "Fresh Market Manager."

Our principal  executive offices are located at 333 Main Street, Park City, Utah
84060.  Our  telephone  number  is  (435)  649-2221.   Our  website  address  is
http://www.fieldstechnologies.com.

We  have  not  been  involved  in  any  bankruptcy,   receivership,  or  similar
proceeding.

Business

Today's business environment has become increasingly competitive, especially the retail business environment. Retailers apply technology to three primary areas:
Money, People, and Things. Simply put, there are now technologies for:

     Finance (money)
     Technologies for operations (people)
     Technologies for merchandise (things)

Our business offers its customers two of these three types of technology: technology for operations (Action Manager) and technology for merchandise (Fresh Market Manager).

Our patented technology is the result of having developed these applications at Mrs. Fields Cookies, where our President was a co-founder and Chairman of the Board. Our applications were designed to address the specific problems of retail operators. We have designed solutions for users of our systems that are easy to use, easy to implement, and easy to train.

The critical strength of our products is the artificial intelligence-like rules based technology that allows our customers to tailor the operating rules to replicate the expert knowledge and practices of their most successful managers. Our rules based systems are applications in which the action to be taken is determined by the rules defined by the user. As such, our customers who use our rules based systems determine what action the system will perform when an identified condition occurs, usually based on the policies and procedures or "rules" of the customer's business operations. In this way, the customer decomposes its business operation into different rules or the way in which it wants certain conditions or actions to be addressed. In comparison, in non-rules based systems, the applications perform action as they have been designed and coded by the vendor, regardless of the action the customer might wish to take.

Action Manager

Our Action Manager applications are intended to replace costly paper-based and manual processes with systems that substantially reduce time spent on administrative tasks, non-productive (non-selling) labor costs, and excess headcount in the corporate office. Our Action Manager applications provide an automated method for managers to plan, schedule, and administer virtually every tedious task at store-level. In addition to automating the bulk of all administrative processes, Action Manager also provides the local manager with a real-time "dashboard" view of the business, as well as a "cockpit management" type alert system to notify the manager when something is or is not to be planned, and suggests best practice advice as to what course of action to be taken. By automating a great deal of the "process" and administrative burden of management, Action Manager technologies allow management, at all levels, to devote more time to customer-related activity and to improve their over-all planning and decision making. The use of the Action Manager applications are intended to result in cost savings and improved staff and customer focus in the store.

Our Action Manager is a suite of software applications consisting of three distinct modules or "workbenches". Each Action Manager Workbench incorporates our core Action Board technology that allows a multi unit organization to embed a company's "best practice" solutions into the system. ActionBoard software automates:

         o        Tactical, routine tasks
         o        Alerts managers to issues that require immediate attention
         o        Gives advice on actions to be taken

As such, routine processes become automated and less time-consuming, allowing managers to focus more time on people, rather than paper and processes. Our Action Manager applications have been designed to overcome the limitations of traditionally used paper and pen or traditionally used automated systems. We have attempted to provide highly-functional, easy-to-use, scaleable, and cost effective software applications and related services that automate and integrate the management and information requirements of businesses with multiple and often geographically dispersed locations or departments.

Our Action Manager applications have been marketed to large, as well as small to mid-sized retailers with 50 or more locations. Our Action Manager applications are intended to provide functional benefits to a company's employees, its managers, and to the company as a whole.

Our Action Manager applications are distributed in two different configurations, either individually or in the Workbench configuration. Existing customers, who licensed the software by individual application, can continue to acquire applications individually.

The following describes our software workbenches and the individual workbenches within them:

ActionBase

ActionBase provides a set of utilities for menu creation, maintenance and security. ActionBase is designed to efficiently and effectively manage and control the software deployed to remote locations and insure that all locations have the same consistent interfaces.

ActionBoard

ActionBoard is a user defined, rules based, and real-time display of events requiring immediate managerial attention. ActionBoard provides best practices advice to location managers through the critical alerts process and the recommended action to be taken. This is accomplished by embedding corporate rules and practices in an application that cross-references and consolidates operating data.

ActionBoard is intended to be used by employees, managers, and the company as a whole. It displays operational information and guides employee and manager action. ActionBoard has been designed to provide the following potential advantages to employees:

         Maintaining employees focus on essential activities and tasks to ensure that critical task is not overlooked or delayed

         To  increase  performance  quality  and  consistency

         Improve employee response time and level of contribution

         Spotlighting achievements and successes for management

Information Manager's Workbench

Our Information Manager's Workbench applications are ActionForm, ActionMail, CashSheet, ScoreTracker, Internet Mail Gateway, Action Gatekeeper, ReadyReference, and ReportBuilder which can automate data collection and distribution, insuring data flow both to and from the locations and the corporate office.

Labor Manager's Workbench

The Labor Manager's Workbench consists of the applications Scheduler, Forecaster, and TimeMeter. These applications are designed to address the problems of managing staff and insuring that staff is performing the right tasks at the right time and in the right place. Labor requirements are determined by analyzing the results created by the Forecaster and compliance to schedules and monitoring time punches are provided by the TimeMeter application.

HR Manager's Workbench

The following software applications, SmartHire, Interactive Tutor, Checkup, and HRAction, provide an automated process for personnel selection, training, and retention. These applications are intended to assist managers by automating many of the time consuming tasks that are associated with the hiring and training process.

Fresh Market Manager

Fresh Market Manager is a fully integrated system for deli, bakery, food service, meat, seafood and produce departments. This software enables item management and category analysis by exception, with particular emphasis on managing the production areas within the supermarket. In addition, this application provides accurate cost of goods identification and sales profitability analysis to determine gross profit and net profit by item.

Fresh Market Manager provides corporate, store and department managers with total item information, providing comprehensive category analysis. Category and store department managers can leverage this information in their attempt to increase sales, decrease shrinkage, and improve the overall gross profit. Combined with automated production, management attempts to ensure that variety and item freshness increase, while overall waste decreases.

Fresh Market Manager automates the majority of the planning, forecasting, ordering and administrative functions associated with merchandise or products. Effectively managing the merchandise of a business requires solutions that address two major concerns. First, the ability to accurately forecast demand is essential. Second, and equally as problematic, is the demand for product that the business has failed to anticipate (lost sales).

Focusing initially on perishable inventory needs, the applications gather data, especially in areas where better product delivery based on real demand, can help eliminate unnecessary waste, and can improve "right product" availability. The applications will assist in the timely ordering of materials and provides real time demand management (based on patented forecasting algorithms) by using alerting functions. The net intended effect of these applications is to increase sales (through better product availability and forecasting) and lower costs (by reducing excess production, labor and packaging).

Store management may use this software application for:

         o Assortment planning to respond to customer preferences for variety and selection within the store
         o Forecasting, to attempt to improve sales by anticipating the expected demand
         o Production planning, to build produced items efficiently, when they are needed
         o Item management, to quickly and accurately enter transactions into the system
         o Reporting, to see what the business is doing now and make decisions based on current information

Corporate management may use the Fresh Market Manager software to control detailed data through well-defined information groupings to:

         Determine the product mix for the enterprise at any level of detail

         To create rules that drive production scheduling to meet the company's specific needs

         Apply labor standards for production and for category management

Our Fresh Market Manager applications are Cost Control Monitor, Demand Forecast and Production Planner, Inventory Manager, and Alert Advisor.

Cost Control Monitor

This application assists supermarket food service operations with analysis of data collection and determining the amount of production waste verses throwaways and markdowns. According to the International Deli, Dairy, Bakery Association, the typical supermarket food service operations results in a 2% net loss while traditional food service operations are accustomed to a 10% net profit.

Demand Forecast and Production Planner

Demand Forecast and Production Planner offers functions that: (a) deliver assortment and production planning; (b) deliver corporate standards for core items; (c) provides the ability for managers to select customer/market driven items; and (d) develop a daily production plan based on forecasted needs. This application is intended to assist an organization in making the right product in the right quantity to improve the profitability of the perishable business by effective production planning and accurate assortment planning.

Inventory Manager

Inventory Manager provides cost control and inventory management as well as computer-assisted orders and receiving and actual cost of goods by item and category. Inventory Manager is intended to address the needs of businesses to control the cost of inventory and for ways to reduce the amount of inventory and minimize costs.

Alert Advisor

Alert Advisor delivers real-time demand monitoring, exception reporting and real-time category management with alerts that keep managers informed on a real-time basis.


CONSULTING SERVICES

We provide consulting services ranging from accelerated implementations (consultation support in conjunction with the customer's staff), to project level advisory consulting. Focused primarily on the implementation of the ActionManager and Fresh Market Manager applications, the professional services consultants assist customers in decision-making and implementing the software.

Accelerated Implementation Strategy

Using experience and industry expertise, our team focuses on identifying the company's mission, crucial business elements within the client company, developing a rapid implementation program, and providing the customer with continued assistance.

The elements of this strategy include:

         o        On-site   support   for    pre-implementation    analysis   of
                  requirements o Consultants to augment the customer's project team

         o Defined project plans with timelines created to meet customer requirements

         o        On-site support for installation and verification

         o Completion and delivery of post-implementation and return on investment analysis

Implementation Assistance Services We also provide services to our customers including:

         o Project management and consulting support for customer project teams o Business rule recommendations and tailoring

         o        Technical systems analysis, assessment and configuration

         o On-site training and educational services Dependence on One or a Few Customers

         Our business in not dependent upon one or a few customers. However, there are no assurances that we will not become so dependent in the future.

Marketing and Sales

         We employ three marketing and eight sales personnel. Our marketing personnel are responsible for determining the functionality of our applications, competitive product knowledge, and product information provided to the public. Our sales personnel are responsible for identifying sales prospects and sales activities. In addition, a combination of our sales and marketing management are responsible for identifying and negotiating with potential strategic partners, as well as working with our existing strategic partners. We will seek third parties to market and distribute our applications in other segment markets outside of the our primary retail market. We intend to have third party strategic partners provide market expertise by tailoring our ActionManager and Fresh Market Manager applications to meet the specific needs of certain markets such as the energy market.

Patents and Proprietary Rights

         Our policy is to seek patent protection for all developments, inventions and improvements that are patentable and which have potential value to the Company and to protect as trade secrets other confidential and proprietary information. We intend to vigorously defend our intellectual property rights to the extent our resources permit.

         We own or control eight U.S. patents, eight U.S. trademarks and 37 U.S. copyrights relating to our software technology. We have 14 international patents and patent applications pending. The patents referred to above are continuously reviewed and renewed as their expiration dates come due.

         Our future success may depend upon the strength of our intellectual property. Although we believe that the scope of our patents/patent applications are sufficiently broad to prevent competitors from introducing devices of similar novelty and design to compete with our current products and that such patents and patent applications are or will be valid and enforceable, there are no assurances that if such patents are challenged, this belief will prove correct. In addition, patent applications filed in foreign countries and patents granted in such countries are subject to laws, rules and procedures, which differ from those in the U.S. Patent protection in such countries may be different from patent protection provided by U.S. laws and may not be as favorable to us. We plan to timely file international patents in all countries in which we seek market share.

         We are not aware of any patent infringement claims against us; however, there are no assurances that litigation to enforce patents issued to us, to protect proprietary information owned by us, or to defend against our alleged infringement of the rights of others will not occur. Should any such litigation occur, we may incur significant litigation costs, our resources may be diverted from other planned activities, and result in a materially adverse effect on our results of operations and financial condition.

Government Regulation and Approval

         Our compliance with governmental regulations is limited to our compliance with patent, copyright, and trademark. We rely on a combination of patent, copyright, trademark, and other laws to protect our proprietary rights. There are no assurances that our attempted compliance with patent, copyrights, trademark or other laws will adequately protect our proprietary rights or that we will have adequate remedies for any breach of our trade secrets. In addition, should we fail to adequately comply with laws pertaining to our proprietary protection, we may incur additional regulatory compliance costs.

Cost of Compliance With Environmental Laws

         We currently have no costs associated with compliance with environmental regulations. We do not anticipate any future costs associated with environmental compliance; however, there can be no assurance that we will not incur such costs in the future.

Research and Development

         The industry is characterized by rapid changes in products and process technologies. As such, we must continually improve our existing and new products and process technologies in a cost-effective manner to meet ever-changing consumer requirements and emerging industry standards. If we fail to do so, our financial condition, operations, and operating results may be negatively impacted. Our research and development expenditures over the past six months and the two prior calander years have been:

Year                              Amount             Percent of Revenues
-----                             ------             -------------------
Six months ended 6/30/01       $    289,537                19.4%
2000                           $  1,035,926                15.9%
1999                           $    878,064                16.8%

         In addition, we expended $654,957 during the six months ended June 30, 2001 after the Action Manager and Fresh Market Manager revisions and the 4x operating platform reached feasibility which costs have been capitalized.

         Research and development expenses primarily consist of salaries and related costs of employees, consultants, and subcontractors engaged in ongoing research, design and development, coding and testing of our software applications.

Reports to Security Holders

         We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information we file at the Securities and Exchange Commission's public reference rooms in Washington, D.C. and Chicago, Illinois. Our filings are also available to the public from commercial document retrieval services and the Internet world wide website maintained by the Securities and Exchange Commission at www.sec.gov.

Employees

         As of October 8, 2001, we employed 52 employees including 18 software developers and programmers, 12 sales, marketing and account management employees, 12 software service and support employees and 10 accounting and administrative employees. All but two of these employees work for us on a full time basis. We do expect to add additional employees during the next 12 months. Our employees are not represented by any labor union. We believe that relations with our employees are good.

Item 2. Description of Properties

         The principal place of our business operations is 333 Main Street, Park City, Utah. We lease approximately 14,050 square feet at this location. The facilities consist primarily of office and storage areas and are leased from an unrelated third party at an annual rental rate of $221,787 per year, subject to a 4% annual cost of living increase. Prior to April 5, 2001 (the date FMM was acquired) FMM was sharing 25% of the facilities rental cost pursuant to a cost sharing arrangement. The property is sufficient for our business operations for the foreseeable future. A new lease was renegotiated and executed February 28, 2001 to commence on January 1, 2001 and expires December 31, 2003.

Item 3. Legal Proceedings

As of June 30, 2001, we are involved in the following litigation:

1. Decision One Corporation v. Park City Group, Inc. (Third Judicial District Court in Summit County, Utah, Case No. 000600258DC, filed on August 24, 2000). The complaint seeks recovery of a debt in the amount of approximately $15,500 for "merchandise/and or services purchased or rendered on behalf of us by Decision One between March 1, 1998 and February 1, 1999, together with interest and costs." We timely filed our answer to the Complaint, we believe the plaintiff's claims are without merit and we have been vigorously defending this action. Presently, the parties are engaged in settlement negotiations, the outcome of which cannot reasonably be predicted at this time.

2. 3Com Corporation v. Park City Group, Inc., (Santa Clara County (California) Superior Court, Case No. CV 799017, filed on June 14,
         2001). A civil action was filed by 3Com Corporation against us seeking to recover certain amounts claimed to be due on a promissory note. The Plaintiff alleges that the note is in default and seeks damages of $250,000 plus interest and attorneys fees. We believe that the Plaintiff's claims are without merit and we have been vigorously defending this lawsuit. We have asserted several defenses and have filed a cross-complaint for breach of contract, unjust enrichment, and fraud. Because this case is in the very early stages of litigation, our counsel is unable to predict the ultimate resolution of the case or our liability, if any, in connection therewith. Should we lose this lawsuit, and be required to pay the damages the Plaintiff is seeking, our financial condition would be materially and adversely affected.

3.       On October 1, 2001 and October 2, 2001,  we received  "demand  letters"
         from  two  shareholders   threatening  litigation  unless  their  prior
         investments in our stock are rescinded.

         The first demand letter was issued on October 1, 2001 by The Yankee Companies, Inc. ("Yankee Group"), an "investor relations" firm. The Yankee Group has threatened to initiate "derivative and class action lawsuits, as well as other judicial and regulatory actions" if we refuse to seek rescission of our acquisition of Park City Group, Inc., and the entire private placement related thereto (totaling approximately $2,040,000 consisting of cash collected and subscriptions receivable. The Yankee Group has asserted that Park City Group, Inc., made material misrepresentations and omissions to Fields Technologies, Inc. (then operating as AmeriNet Group.com, Inc.) in connection with that acquisition and related private placement.

         The second "demand letter" was issued on October 2, 2001 by shareholder, Debra Elenson ("Elenson"). Elenson alleges that she purchased 750,000 of the Company's common stock for a total of $127,500, based on material misrepresentations concerning the our financial position.

         Both the Yankee Group, and Elenson, have primarily alleged various deficiencies in our audited financial statements for the year ended December 31, 2000, as well as in our unaudited, pro-forma financial statements for the period ended March 31, 2001. Presently, we are investigating this matter. We believe that the allegations made by the Yankee Group and Elenson are meritless, and we intend to vigorously defend any lawsuit brought by these parties. We also believe that we have appropriate defenses and counter-claims to raise against the Yankee Group, and their affiliates, based on fraud, unjust enrichment, breach of contract, tortuous interference, as well as other legal and equitable claims.

         However, because no lawsuits have actually been initiated by either of these parties, we are unable to reasonably predict the ultimate resolution of these claims or our liability, if any, in connection therewith. Should a derivative or class action lawsuit be filed against us by the Yankee Group and/or Elenson, we would have to expend substantial resources to defend such actions, which could have a materially adverse affect on our operations and financial condition. In addition, if we were to lose such a lawsuit, and if we were required to rescind the Park City Group, Inc., acquisition and/or the related private placement, the impact of such an outcome could also have a materially negative impact on our operations and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of our security holders during the six months ended June 30, 2001.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Dividend Policy

         To date, we have not paid dividends on our common stock. The payment of dividends, if any, is within the discretion of the Board and will depend upon our earnings, our capital requirements and financial condition, and other relevant factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operation." The Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our operations.

Share Price History

         Our common stock (the "Common Stock") is traded in the over-the-counter market in what is commonly referred to as the "Electronic" or "OTC Bulletin Board" or the "OTCBB" under the trading symbol "FLDT.OB." The following table sets forth the high and low bid information of the Common Stock for the periods indicated. The price information contained in the table was obtained from IDD Information Services, Inc. and other sources we consider reliable. Note that such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and the quotations may not necessarily represent actual transactions in the Common Stock.

                  Quarter Ended                     Low              High
                  -------------                     ---              ----
                  2000
                  ----
                  September 30...............       $0.375           $4.125
                  December 31................       $1.062           $2.750
                  March 31...................       $1.062           $2.156
                  June 30....................       $0.375           $2.062

                  2001
                  ----
                  September 30...............       $0.343           $1.093
                  December 31................       $0.170           $0.670
                  March 31...................       $0.160           $0.600
                  June 30....................       $0.210           $0.530

Holders of Record

         At October 8, 2001, there were approximately 2,298 holders of record of our Common Stock. The number of holders of record was calculated by reference to our stock transfer agent's books.

Issuance of Securities

         During the period July 1, 2000 through the date of our reorganization, June 13, 2001, AmeriNet Group.com, Inc. ("AmeriNet") (the predecessor to Fields Technologies, Inc.) issued shares of common stock as follows:

         AmeriNet   issued   196,073   shares  of  preferred   stock  for  sash,
liabilities, debt and services aggregating in the amount of $1,488,227.

         AmeriNet converted 442,783 shares of preferred stock to 8,855,660 shares of common stock.

         AmerNet issued 6,700,145 shares of common stock for cash, services, liabilities and debt aggregating in the amount of $1,656,536.

         AmeriNet   issued   9,000,000   shar4es  of  its  common  stock  for  a
subscription receivable of $1,530,000.

         AmeriNet issued 3,122,995 shares of common stock from the exercise of stock options.

         AmeriNet retired 505,380 shares of its common stock for cash of $131,599.

         AmeriNet recorded expense of $233,043 and deferred stock compensation of $92,873.

         AmeriNet satisfied liabilities and debt with the distribution of certain assets and investments through the issuance of 14,352 shares of its common stock.

         In connection with our reorganization, a total of 109,623,600 shares of our common stock were issued to shareholders of Park City Group, Inc. in exchange for their shares of common stock of that company.

         Subsequent to June 13, 2001, shares of our common stock were issued as follows:

         In  June  2001,   352,941   shares  of  common  stock  were  issued  in
satisfaction of certain debt valued in total at $134,118 based on the fair market value of the shares issued.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

         The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The terms "Company", "we", "our" or "us" are used in this discussion to refer to Fields Technologies, Inc. (formerly AmeriNet Group.com, Inc.) and its wholly owned subsidiary, Park City Group, Inc. along with Park City Group, Inc.'s wholly owned subsidiary, Fresh Market Manager, LLC, on a consolidated basis, except where the context clearly indicates otherwise.

         Due to the reorganization of Park City Group, Inc. and Fresh Market Manager LLC with Fields Technologies, Inc., the information presented here and in the consolidated financial statements included elsewhere in this document are as of December 31, 2000 and 1999 and the years then ended along with June 30, 2001 and 1999 and the six months then ended. Park City Group, Inc. and Fresh Market Manager LLC had December 31 year ends; Fields Technologies, Inc. had a June 30 year end. In conjunction with the reorganization, which was accounted for as a reverse acquisition, a June 30 year end was retained for all entities.

Overview

         Our principal business is the design, development, marketing and support of our proprietary software products. These software products are designed to be used in retail businesses having multiple locations by assisting individual store locations and corporate management with managing daily business operations and communicating results of those operations in a timely manner.

         In accordance with U.S. generally accepted accounting principles, we have expensed all software development costs as incurred through December 31, 2000 with our software having been viewed as an evolving product. During January 2001, technological feasibility of a major revision to our Action Manager and Fresh Market Manager software and our 4x operating platform was established. In accordance with U.S. generally accepted accounting principles, development costs incurred from January 2001 through June 30, 2001, totaling $654,957 has been capitalized. These costs will be amortized on a straight-line basis over a period of four years. Amortization will begin when the products are available for general release to the public, which is anticipated in approximately January 2002. In addition, our consolidated balance sheet does not reflect any value attributable to intellectual property, the cost of which has been expensed as incurred. To date, development and intellectual property expenditures have resulted in the development of 20 different applications of the Action Manager software and different applications of Fresh Market Manager software along with five granted software patents and three patent applications with numerous separate trademarks and copyrights. Through June 30, 2001, we have accumulated consolidated losses totaling $8,088,808 which includes consolidated net loss of $629,632 for the six months ended June 30, 2001 and consolidated net income of $1,394,406 for the year ended December 31, 2000. The net loss through June 30, 2001 consisted of consolidated operating loss of $554,351, with net interest expense of $353,576 and an extraordinary gain on the forgiveness of debt in the amount of $278,295 resulting from the acquisition of Fresh Market Manager, LLC and the discharge of indebtedness from note holders of FMM.

         We  plan  to  actively  market  our  current  software   products  both
domestically and internationally. We also intend to enhance our existing software products and develop new software applications to augment our existing portfolio of products. In addition, we are actively pursuing potential acquisitions of existing technologies and businesses that are compatible with our existing business operations and products.

Management Discussion and Analysis

Financial Position

         We had $218,482 in cash and cash equivalents as of June 30, 2001 compared with $1,099,242 at December 31, 2000, representing a decrease of $880,760. This decrease in cash for the six months ended June 30, 2001 relates principally to a reduction in revenues and increases in operating expenses, including reorganization and professional costs.

         Working capital deficit as of June 30, 2001 increased to $3,483,012 as compared to $232,096 at December 31, 2000. The increase in the working capital deficit for the six months ended June 30, 2001 is principally attributable to:
(i) a decrease in net cash provided by operating activities; (ii) an increase in the amount of the obligation on the line of credit; (iii) the current portion of the long-term debt associated with the acquisition by Park City Group, Inc. of Fresh Market Manager, LLC during the period; (iv) reduction in the receivable from related parties, also due to the acquisition of Fresh Market Manager, LLC by Park City Group, Inc.; and (v) an increase in accounts payable consisting principally of professional costs incurred related to the reverse acquisition transaction.

Six Months Ended June 30, 2001 and 2000

         During the six months ended June 30, 2001, we had total revenues of $1,495,201 compared to $4,343,301 for the six months ended June 30, 2000. The difference in these total revenue amounts is principally attributable to: (a) we have historically experienced seasonal revenue fluctuations, with generally lower revenues during the first six months of any given year; and (b) During the six months ended June 30, 2000 we recognized a significant amount of additional software license and consulting revenue from one customer related to a sales agreement entered into in a previous period for which the revenue recognition was deferred until the six months ended June 30, 2000 when the related services were performed and our revenue recognition policy had been met. During the six months ended June 30, 2001, deferred revenue had increased from $1,294,773 at December 31, 2000 to $1,535,742 at June 30, 2001.

         Research and development expenses for the six months ended June 30, 2001 were $289,537 compared with $759,377 during the comparable six month period ended June 30, 2000. The reduction in expense is primarily attributable to $654,957 of software development costs associated with significant revisions to our Action Manager and Fresh Market Manager products and the 4x operating platform that were determined to be technologically feasible in January 2001 and that were capitalized in accordance with U.S. generally accepted accounting principles as previously discussed. No software development costs were capitalized during the six months ended June 30, 2000. Overall software research and development cost increased during the six months ended June 30, 2001 when compared to the comparable six months of the prior year due to these related costs have been incurred by Fresh Market Manager which were recognized after its acquisition in April 2001.

         Sales and marketing expenses of $556,534 incurred during the six months ended June 30, 2001compared with $524,917 during the comparable six month period ended June 30, 2000 were relatively comparable.

         Selling, general and administrative expenses for the six months ended June 30, 2001 were $292,723 compared with $269,045 for the six months ended June 30, 2000 which amounts are also relatively comparable.

         Reorganization professional expenses totaling $420,970 incurred during the six months ended June 30, 2001 relate principally to legal, accounting and other associated expenses regarding the reverse acquisition transaction between Fields Technologies, Inc. (formerly AmeriNet Group.com, Inc.) and Park City Group, Inc. Such professional expenses for the six month period ended June 30, 2000 were $89, 555.

         Net interest expense for the six months ended June 30, 2001 was $353,576 compared to $92,712 for the six months ended June 30, 2000. The net interest expense increase is attributable principally to: (i) interest associated with the debt acquired during the 2001 period related to the acquisition of Fresh Market Manager, LLC; (ii) additional interest related to an increase in the average outstanding balance on the line of credit during the 2001 period; and (iii) interest related to an increase in the balance of the obligations due to our principal shareholder.

         Upon the acquisition of the member interest of Fresh Market Manager, LLC by Park City Group, Inc. in April 2001, certain principal and related accrued interest was discharged. Of the total accrued interest forgiven, $278,295 related to interest due to an unrelated party and has been reflected separately as a gain on the forgiveness of debt during the six month period ended June 30, 2001. No such gain was recognized during the comparable six months ended June 30, 2000.

Years Ended December 31, 2000 and 1999

         During the year ended December 31, 2000, Park City Group had total revenues of $6,513,142, compared with total revenues of $5,231,097 for the prior year. Our operating revenues for the year ended December 31, 2000 consisted of $2,115,545 in software license fees, $2,066,523 in maintenance and support fees, $769,074 in consulting and other fees and $1,562,000 in development and software enhancement fees. Our operating revenues for the year ended December 31, 1999 consisted of $2,321,655 in software license fees, $2,403,287 in maintenance and support fees and $506,155 in consulting and other fees. The decrease in software license fee revenues in 2000 compared with 1999 is attributable to a general reduction in our sales and marketing effort while at the same time completing remaining performance requirements for existing customers. The decrease in maintenance and support fees in 2000 compared with 1999 is attributable to the normal reduction in maintenance contracts for older existing customers with fewer new maintenance contracts attributable to the decrease in the sale of new software licenses. Deferred revenue totaling $1,294,773 at December 31, 2000, consists primarily of revenue from maintenance and support contracts. These contracts generally have terms of twelve months that extend beyond the end of the period being reported for financial statement purposes. Revenues on those contracts are recognized as the term of the agreement progresses.

         Research and development expenses were $1,035,926 for the year ended December 31, 2000, compared with $878,064 for the prior year. Our research and development efforts during 2000 focused on regular enhancements to the existing software products along with work on the development of the new 4x and the Fresh Market Manager products that were not determined to be technologically feasible until January 2001. Our research and development efforts during 1999 focused on the initial development of the 4x and Fresh Market Manager products in addition to the regular enhancements of existing software products. The increase in research and development expenses resulted primarily from the addition of development personnel to produce the 4x and Fresh Market Manager products along with related employment and other overhead costs.

         Sales and marketing expenses were $912,109 for the year ended December 31, 2000, compared to $1,115,543 for the prior year. The decrease resulted primarily from a reduction in the number of trade shows we attended and a reduction in sales and marketing personnel and related travel and other costs.

         General and administrative expenses were $825,495 for the year ended December 31, 2000, compared to $1,042,948 for the prior year. The general and administrative expenses decrease resulted primarily from a reduction in general and administrative personnel and related costs while consolidating responsibilities and resources.

         Professional expenses for the year ended December 31, 2000 were $145,347 compared with $296,334 for the year ended December 31, 1999. These costs consisted principally of legal and accounting fees related to our normal business activities. The costs were higher in 1999 due to legal costs incurred related to special issues related to customer contracts and several dispute resolutions.

         Interest expense for the year ended December 31, 2000 was $194,044 compared with $178,292 for the year ended December 31, 1999. The increase is primarily attributable to an increase in interest rates on loans from our majority shareholder and additional interest attributable to and increase in the outstanding balances on those obligations during the year ended December 31, 2000.

Liquidity and Capital Resources

         To date, we have financed our operations principally through operating revenues from software licensing, maintenance and support, consulting and related services along with short term bank borrowings, loans from a majority shareholder and more recently, private placements of equity securities. We generated $58,782 in net cash provided through financing activities during the six months ended June 30, 2001, compared with $418,778 used in financing activities during the year ended December 31, 2000. During the six months ended June 30, 2001, we used $492,013 of net cash in investing activities compared with $181,789 of net cash used in investing activities during the year ended December 31, 2000. We used $447,529 of net cash in operating activities during the six months ended June 30, 2001 compared with $560,982 of net cash provided by operating activities during the year ended December 31, 2000. As of June 30, 2001, we had cash and cash equivalents amounting to $218,482 compared to $1,099,2425 on December 31, 2000. Total current assets totaled $1,179,574 at June 30, 2001 compared with $2,070,357 at December 31, 2000. Current liabilities totaled $4,662,586 on June 30, 2001 compared with $2,302,453 on December 31, 2000. As such, these amounts represent an overall increase in working capital deficit. These increases in working capital deficit, which equate to reduced working capital, are largely due to decreases in net cash provided by operating activities and an overall increase is short term indebtedness.

         Our working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including: (i) changes in the software industry and environment which may require additional modifications to our software and platforms; (ii) the pace at which our products are accepted by and sold into the market and the related sales effort and support requirements, and (iii) changes in existing financing arrangements. We intend to investigate opportunities to expand into compatible businesses through possible acquisitions or alliances. In addition, there may be unanticipated additional working capital and other capital requirements to consummate such transactions and oversee the related operations.

         At June 30, 2001, we had had not committed any funds for capital expenditures. We have committed to spend $10,892 in operating lease payments for physical facilities during the remainder of 2001 and $230,655 and $239,882 in lease payment for those same physical facilities for 2002 and 2003, respectively. In addition, at June 30, 2001, we had outstanding certain capital lease obligations related to certain equipment. We are obligated to pay $7,209 during the remainder of 2001 and $3,840 during 2002 related to those capital leases. At June 30, 2001, we had debt obligations outstanding in the principal amounts of $6,625,313 plus accrued interest. These loans bear interest at various rates between six percent per annum and 17.4 percent per annum. Of these outstanding debt obligations, a total of $3,260,714 plus accrued interest is payable to our majority shareholder, Riverview Financial Corp. In addition, and in connection with the acquisition of the 100% interest in Fresh Market Manager, LLC, we have an obligation to pay $2,750,000 to Cooper Capital, LLC. This obligation is payable in installments of $1,000,000 on or before December 31, 2001, $500,000 on June 20, 2002 and the remaining $1,250,000 on December 20,
2002. Interest on this loan accrues at a rate of 10% on any unpaid balance and is payable monthly. In addition to the generation of net income from operations to finance our operations and satisfy debt obligations, we expect that we will also require additional capital infusions to be derived from debt or equity financings.

         As of October 8, 2001, we had outstanding stock options and warrants to sell 1,011,073 shares of common stock with exercise prices varying from $.04 to $1.44 per share. All of the options and warrants are fully vested at October 8, 2001. The exercise of all of these outstanding options and warrants would result in an equity infusion of $855,504. There is no assurance that any of these options or warrants will be exercised.

Acquisition of Fresh Market Manager, LLC

         In April 2001, Park City Group, Inc. entered into an agreement wherein 100% of the ownership interest of Fresh Market Manager, LLC (formerly Cooper Fields, LLC) was acquired from its members for $3,750,000. The payment terms provided for $1,000,000 which was paid at closing with the remaining $2,750,000 evidenced by a promissory note of $1,000,000 payable on December 20, 2001, $500,000 payable on June 20, 2002 with the remaining $1,250,000 payable on December 20, 2002. This note bears interest at a rate of 10% on the remaining unpaid balance and is payable monthly beginning April 10, 2001. This note is guaranteed by Fresh Market Manager, LLC, Riverview Financial Corp. Randall K. Fields and William Dunlavy. In addition, certain shares of our common stock owned by Riverview Financial Corp. were pledged as security or are being held in escrow as additional collateral along with a 50% interest in a condominium property owned by Randall K. Fields.

Inflation

         We do not expect the impact of inflation on our operations to be significant.

Risk Factors

         In addition to the risks set forth above, we are subject to certain other risk factors due to the organization and structure of the business, the industry in which we compete and the nature of our operations. These risk factors include the following:

Risk Factors Related To The Company's Operations

Our future marketing strategy involves an emphasis on sales activities on our Fresh Market Manager applications; if our marketing strategy fails, our revenues and operations will be negatively affected. We plan to concentrate our future sales efforts towards marketing the Fresh Market Manager applications. These applications are designed to be highly flexible so that they can work in multiple retail and supplier environments such as grocery stores, convenience stores, quick service restaurants, and route-based delivery environments. There is no assurance that the public will accept the Fresh Market Manager applications in proportion to our increased marketing of this product line. We may face significant competition that may negatively affect demand for our Fresh Market Manager applications, including the public's preference for our competitor's new product releases or updates over our releases or updates. If our Fresh Market Manager applications marketing strategy fails, we will need to refocus our marketing strategy to our other product offerings, which could lead to increased marketing costs, delayed revenue streams, and otherwise negatively affect our operations.

Because we are changing the emphasis of our sales activities from an annual license fee structure to a monthly fee structure, our revenues may be negatively affected. Historically, we offered the Action Manager applications and related maintenance contracts to new customers on a one-time up front license strategy and provided an option for annually renewing their maintenance agreements. Because our licensing fee approach was subject to inconsistent and unpredictable revenues, we now offer prospective customers an option for licensing these products. Our customers may now choose to acquire the software in an Application Solution Provider basis, resulting in monthly charges for use of our software products and maintenance fees.

Our conversion from a one-time licensing strategy to a monthly-based fee structure is subject to the following risks: o Our customers may prefer one-time fees rather than monthly fees o Because public awareness pertaining to our Application Solution Provider services will be delayed until we begin our marketing campaign to promote those services, our revenues may decrease over the short term o There maybe a threshold level (number of locations) at which the monthly based fee structure may not be economical to the customer leading to a customer request to convert from monthly fees to an annual fee

If the recent industry wide downturn in the market for Application Solution Provider services continues, our sales of those services may be negatively impacted. The Application Solution Provider services market has recently experienced an industry wide decline. We cannot predict whether and how long this decline will continue. Accordingly, any such continued market decline will negatively affect our revenues.

We face competition from competing and emerging technologies that may affect our profitability. The markets for our type of software products and that of our competitors are characterized by: o Development of new software, software solutions, or enhancements that are subject to constant change o Rapidly evolving technological change o Unanticipated changes in customer needs

Because these markets are subject to such rapid change, the life cycle of our products are difficult to predict; accordingly, we are subject to following risks:

         o Whether or how we will respond to technological changes in a timely or cost-effective manner;

         o        Whether  the  products  or   technologies   developed  by  our
                  competitors will render our products and services obsolete or shorten the life cycle of our products and services

         o        Whether  our  products  and  services   will  achieve   market
                  acceptance

If we are unable to adapt to our constantly changing markets and to continue to develop new products and technologies to meet our customers' needs, our revenues and profitability will be negatively affected. Our future revenues are dependent upon the successful development and licensing of new and enhanced versions of our products and potential product offerings. If we fail to successfully upgrade existing products and develop new products or our product upgrades and new products do not achieve market acceptance, our revenues will be negatively impacted.

Our officers and directors serve as officers and directors of other corporations and have ownership interests in other corporations; conflicts of interest may arise which are not resolved in our favor and which may negatively impact our operations and financial condition.

Our officers and directors are officers and directors of other corporations and have ownership interests in other corporations. Our officers and directors are in a position to control their own compensation and to approve dealings by us with other entities with which our principals are also involved. For example, if a company affiliated with one of our directors were to be considered as a possible strategic alliance with us, our director would have a conflict of interest in negotiating the most favorable terms for the director's affiliated company or us. As a result there will be conflicts of interest. There is no assurance that these conflicts will be resolved in our favor.

Our Chief Executive Officer, Randall K. Fields, has a 100% ownership interest in Riverview Financial Corp. that has entered into financial transactions with us; these transactions present conflicts of interest that may not be resolved in our favor.

Our subsidiary, Park City Group, has an unpaid promissory note due to Riverview Financial Corp. ("Riverview") in the amount of $3,260,714 with interest payable at 10% per annum. In addition, another agreement provides that our subsidiary, Park City Group, will pay to Riverview, an amount equal to 5% of the value of any acquisition we enter into during the term of Mr. Fields' employment agreement.

We may continue to have other transactions with Riverview that may create conflicts of interest between our interests and Mr. Fields' sole ownership of Riverview. There is no assurance that these conflicts will be resolved in our favor.

Our officers and directors have limited liability and indemnification rights under our organizational documents, which may impact our results.

Our officers and directors are required to exercise good faith and high integrity in the management of our affairs. Our certificate of incorporation and bylaws, however, provide, that the officers and directors shall have no liability to the stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. As a result, you may have a more limited right to action than you would have had if such a provision were not present. Our certificate of incorporation and bylaws also provide for us to indemnify our officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct our internal affairs, provided that the officers and directors reasonably believe such actions to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

Our business is currently dependent upon a limited customer base; should we lose any of these customer accounts, our revenues will be negatively impacted. We expect that our existing customers will continue to account for a substantial portion of our total revenues in future reporting periods. Our ability to retain existing customers and to attract new customers will depend on a variety of factors, including the relative success of our expansion and marketing strategies and the performance, quality, features, and price of current and future products. Accordingly, if we lose customer accounts or our customer orders decrease, our revenues and operating results will be negatively impacted. In addition, our future revenues will be negatively impacted if we fail to add new customers that make purchases of our products and services.

If we fail to expand our sales force or if our sales force is unsuccessful, we will be unable to expand our now limited customer base. We must increase our customer base to expand our operations and increase our revenues. Currently, there is a shortage of sales personnel for our needs, specifically to target senior management of our customers and who can generate and serve large accounts. Our future customer base is dependent upon implementation of an expanded marketing program and an increased sales force.

Our sales force expansion plans are subject to the following limitations and risks:

         o Our sales force is now insufficient to accomplish the planned expansion of our customer base and we do not expect to hire our planned additional 3 sales personnel for at least 4-6 months

         o Once we hire additional sales personnel, we expect that it will take at least 3-4 months for our newly hired sales personnel to achieve full productivity

         o There are no assurances that we will be able to hire sales personnel with the necessary skills to expand our customer base

Accordingly, if we fail to expand our sales force or our sales force fails to generate sufficient customer accounts, our revenues will not expand and may decline, which will negatively impact our operations and financial condition.

Our future plans involving acquisitions and partnership alliances that are subject to significant risks. Our future plans involve:

         o Acquiring companies that have businesses complementary to our own

         o Acquiring technologies that are complementary to our existing or future technologies

         o Entering into partnership alliances with other business operators in market segments where we currently do not have a presence such as financial services, managed healthcare services, and manufacturing. By creating these partnerships, we hope to increase the market for our products

         o Creating partnership alliances with businesses that have complementary offerings in our main business segments such as Point-Of-Sale hardware vendors or payroll/personnel vendors

These strategies involve various risks to our future business operations and financial condition, including the following:

         If we fail to perform adequate due diligence, we may acquire a company or technology that:

         (a) is uncomplimentary to our business (b) is difficult to assimilate into our business (c) subjects us to possible liability for technology or product defects (d) involves substantial additional costs exceeding our estimated costs

         o We may spend significant funds conducting negotiations and due diligence regarding a potential acquisition that may not result in a successfully completed transaction

         o        We  may  be  unable  to  negotiate   acceptable  terms  of  an
                  acquisition

         o If financing is required to complete the acquisition, we may be unable to obtain such financing

         o Negotiating and completing an acquisition as well as integrating the acquisition into our operations, will divert management time and resources away from our current operations and increase our costs

Our assimilation of the operations, products or technologies of other companies may pose operational difficulties and risks. Our assimilation of the operations, products or technologies of other companies may pose the following operational difficulties and risks. For example:

         o        Whether we can retain key personnel of an acquired company

         o        Conflicting corporate cultures

         o Whether we will have the ability to train and manage our expanded employee base

         o        Geographically disbursed offices

         o Whether we can continually adapt our business infrastructure to having acquired a new company, including our in-house systems for processing transactions, operational and financial systems, and procedures and controls

We face substantial costs in connection with our expansion plans and, we may be unable to complete our growth plans and our business will be negatively impacted if we are not able to generate monies to cover these costs. We may not be able to generate the revenues we will need to fund our expansion plans. If we fail to raise adequate funds we may be unable to complete our expansion plans and our business will be negatively impacted.

Our business is dependent upon the continued services of our founder and Chief Executive Officer, Randall K. Fields; should we lose the services of Mr. Fields, our operations will be negatively impacted. Our business is dependent upon the expertise of our founder and Chief Executive Officer, Randall K. Fields. Mr. Fields is essential to our operations. Accordingly, you must rely on Mr. Fields' management decisions that will continue to control our business affairs after the Offering. Our continued growth also depends upon Mr. Fields' ability to attract and retain individuals skilled in software and marketing. We currently maintain key man insurance on Mr. Fields' life in the amount of $10,000,000; however, that coverage would be inadequate to compensate for the loss of his services. The loss of the services of Mr. Fields would have a materially adverse effect upon our business.

If we are unable to attract and retain qualified personnel, we may be unable to develop, retain or expand the staff necessary to support our operational business needs. Our current and future success depends on our ability to identify, attract, hire, train, retain and motivate various employees, including skilled software, technical, managerial and professional personnel, sales marketing and customer service staff. Competition for such employees is intense and we may be unable to attract or retain such professionals. If we fail to attract and retail these professionals, our revenues and expansion plans will be negatively impacted.

We face risks associated with proprietary protection of our software.
Our success depends on our ability to develop and protect existing and new proprietary technology and intellectual property rights. We seek to protect our software, documentation and other written materials primarily through a combination of patents, trademark, and copyright laws, confidentiality procedures and contractual provisions. While we have attempted to safeguard and maintain our proprietary rights, there are no assurances there we will be successful in doing so. Our competitors may independently develop or patent technologies that are substantially equivalent or superior to ours.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of its products or obtain and use information that we regard as proprietary. In some types of situations, we may rely in part on "shrink wrap" or "point and click" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Policing unauthorized use of our products is difficult. While we are unable to determine the extent to which piracy of our software exists, software piracy can be expected to be a persistent problem, particularly in foreign countries where the laws may not be protect proprietary rights as fully as the United States. We can offer no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not reverse engineer or independently develop similar technology.

We incorporate third party software providers' licensed technologies into our products; the loss of these technologies may prevent sales of our products or lead to increased costs.

We now license and in the future will license technologies from third party software providers that are incorporated into our products. The loss of third-party technologies could prevent sales of our products and increase our costs until substitute technologies, if available, are developed or identified, licensed and successfully integrated into our products. Even if substitute technologies are available, there can be no guarantee that we will be able to license these technologies on commercially reasonable terms, if at all.

We may discover software errors in our products that may result in a loss of revenues or injury to our reputation.

Non-conformities or bugs ("errors") may be found from time to time in our existing, new or enhanced products after commencement of commercial shipments, resulting in loss of revenues or injury to our reputation. In the past, we have discovered errors in our products and, as a result, have experienced delays in the shipment of products. Errors in our products may be caused by defects in third-party software incorporated into our products. If so, we may not be able to fix these defects without the cooperation of these software providers. Since these defects may not be as significant to the software provider as they are to us, we may not receive the rapid cooperation that may be required. We may not have the contractual right to access the source code of third-party software and, even if we do have access to the source code, we may not be able to fix the defect. Since our customers use our products for critical business applications, any errors, defects or other performance problems could result in damage to our customers' business. These customers could seek significant compensation from us for their losses. Even if unsuccessful, a product liability claim brought against us would likely be time consuming and costly.

Market and Capital Risks

Future issuances of our shares may lead to future dilution in the value of our common stock, a reduction in shareholder voting power, and prevent a change in our control. Our shares may be substantially diluted due to the following:

         Issuance of common stock in connection with funding agreements we have with third parties; and Future issuances of common and preferred stock by our Board of Directors. Our Board of Directors has the power to issue additional shares of common stock and preferred stock and the right to determine the voting dividend, conversion, liquidation, preferences and other conditions of the shares without shareholder approval.

Stock issuances may result in reduction of the book value or market price of our outstanding shares of common stock. If we issue any additional shares of common or preferred stock, proportionate ownership of our common stock and voting power will be reduced. Further, any new issuance of common or preferred shares may prevent a change in our control or management.

Issuance of our preferred stock could depress the market value of current shareholders and could have a potential anti-takeover effect. We have 5,000,000 authorized shares of preferred stock that may be issued by action of our Board of Directors. Our Board of Directors may designate voting control, liquidation, dividend and other preferred rights to preferred stock holders. Our Board of Directors' authority to issue preferred stock without shareholder consent may have a depressive effect on the market value of our common stock. The issuance of preferred stock, under various circumstances, could have the effect of delaying or preventing a change in our control or other take-over attempt and could adversely affect the rights of holders of our shares of common stock.

Our preferred stock holders will receive dividends, if any, at a rate twenty times that paid per share of our common stock holders; accordingly, if dividends are declared, our preferred stock holders will have preferential rights in the payment of dividends.

The holders of shares of our preferred stock are entitled to receive, out of our assets, legally available, and as when declared by our Board of Directors, dividends of every kind declared and paid to holders of our commons stockholders, at a rate of twenty times that paid for shares of common stock. Because our Board of Directors has the authority to issue preferred stock to such preferred stock holders will have preferential rights in the payment of dividends.

Because our common stock is considered a penny stock, any investment in our common stock is considered to be a high-risk investment and is subject to restrictions on marketability. Our common stock has traded on the Over-the Counter Bulletin Board since June, 2001. The bid price of our common stock has been less than $5.00 during most of this period. We are subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock.

Broker-dealer practices in connection with transactions in penny stocks are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker dealer prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer makes a special written determination that the penny stock is a suitable investment for the purchaser and receives the purchaser's written agreement to the transaction.

Because we are subject to the penny stock rules our shareholders may find it difficult to sell their shares.

Item 7. Financial Statements

         See the index to consolidated financial statements and consolidated financial statement schedules included herein as Item 13.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         On July 27, 2001, we engaged Tanner + Co. as our new certified public accountants. In connection with that action, we dismissed Daszkal Bolton Manela Devlin & Co., our auditor when we were known as AmeriNet Group.com, Inc. We also dismissed Sorenson Vance & Company, P.C., which had previously served as the certified public accountants for Park City Group, Inc. We filed a Form 8-K dated July 27, 2001 on August 1, 2001 with the U.S. Securities and Exchange Commission regarding these events.

         There have been no disagreements with accountants on accounting and financial disclosure.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     Our Board of Directors and executive officers consist of the persons named in the table below. Vacancies in the Board of Directors may only be filled by the Board of Directors by majority vote at a Board of Director's meeting of which stockholders holding a majority of the issued and outstanding shares of capital stock are present. The directors are elected annually by the stockholders at the annual meetings. Each director shall be elected for the term of one year, and until his or her successor is elected and qualified, or until his earlier resignation or removal. Our bylaws provide that we have at least one director. Our directors and executive officers are as follows:

          Name              Age                         Position
          ----              ---                         --------
     Randall Fields         54            President, Chief Executive Officer,
                                          Chairman of the Board and Director
     Narayan Krishnan       33            Chief Financial Officer, Secretary
                                                        and Treasurer
     Edward C. Dmytryk      55                           Director
     Thomas W.  Wilson      69                           Director
     William Jones          66                           Director

Randall K. Fields has been our President, Chief Executive Officer, and Chairman of the Board of Directors since June, 2001. Mr. Fields founded Park City Group, Inc., a software development company based in Park City, Utah, in 1990 and has been its President, Chief Executive Officer, and Chairman of the Board since its inception in 1990. Mr. Fields has been responsible for the strategic direction of Park City Group, Inc. since its inception, including the ActionManager family of 20 integrated software applications for geographically distributed multi-unit business environments and the Fresh Market Manager software suite that addresses the needs of organizations with the perishable inventory, production, planning, and product forecasting and costing requirements. Mr. Fields co-founded Mrs. Fields Cookies with his wife, Debbi Fields. He served as Chairman of the Board of Mrs. Fields Cookies from 1978 to 1990. In the early 1970's Mr. Fields established a financial and economic consulting firm called Fields Investment Group. Mr. Fields received a Bachelor of Arts degree in 1968 and a Masters of Arts degree in 1970, respectively from Stanford University, where he was Phi Beta Kappa, Danforth Fellow and National Science Foundation Fellow.

Edward C. Dmytryk has been a director since June, 2000. Since September 1999, Mr. Dmytryk has also been the Acting President of GNR Health Systems, Inc., a physical therapy products sales company located in Ocala, Florida. Since June of 1990, Mr. Dmytryk has also been the owner and Chief Executive Officer of Benchmark Industries, Inc., a metal fabrications company headquartered in Fort Worth, Texas. Mr. Dmytryk graduated Summa Cum Laude from the Citadel, the Military College of South Carolina in 1968 with a Bachelor of Science Degree.

Thomas W. Wilson, Jr. has been a director since August, 2001. Mr. Wilson is also currently a director and the Chairman of the Board of Productivity Solutions, Inc., a Jacksonville, Florida builder of customer self-checkout point-of-sale equipment. From 1995 to 1999, Mr. Wilson was the Chairman of the Board of Information Resources, Inc., a Chicago, Illinois-based provider of point-of-sale information based business solutions to the consumer packaged goods industry. From 1998 to 1999, Mr. Wilson was the Interim Chief Executive Officer of
Information Resources, Inc. From 1966 to 1990, Mr. Wilson was employed in various capacities with McKinsey & Co., a management consulting company. In 1968, Mr. Wilson was elected a Partner of McKinsey and Co., and in 1972 he was elected a Senior Partner. Mr. Wilson received a Bachelor of Arts Degree from Dartmouth College and a Masters of Business Administration Degree from the Wharton school of the University of Pennsylvania.

William R. Jones has been a director since August, 2001. Mr. Jones founded WR Jones Associates in 1996, a consulting firm that assists startup software companies to form marketing strategies, management processes and management teams. Mr. Jones served as a vice-president of Park City Group from 1991 to 1994. From 1984 to 1991, Mr. Jones was employed at International Business Machines in various capacities, including having served as a vice-president and was in charge of all marketing to the U.S. retail industry. Mr. Jones participated in bringing IBM's technologies to market, including: o Universal Product Code for item identification o The original IBM Personal Computer o Computer Assisted Manufacturing o Just-in-Time inventory management o Quick Response - supply chain inventory management

         Our Executive Officers are elected by the Board on an annual basis and serve at the discretion of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the our executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

         Based solely on our review of such forms furnished to us and representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with during 2000.

Item 10. Executive Compensation

     The following table sets forth the total compensation currently being paid by us for services rendered by our Executive Officers.

                                                   Summary Compensation Table


                                            Annual Compensation                 Long-Term Compensation Awards
                                 -----------------------------------------   ---------------------------------
                                                                                         Securities
                                                                             Restricted  Underlying                 All Other
       Name and                                             Other Annual     Stock       Options/       LTIP      Compensation
  Principal Position      Year   Salary ($)   Bonus ($)    Compensation($)   Awards ($)   SARs (#)   Payouts($)        ($)
  ------------------      ----   ----------   ---------    ---------------   ----------   --------   ----------   -------------
Randall K. Fields         1998     283,500        --           5,000 (1)         --          --          --            --
Chariman, President       1999     302,450        --           5,000 (1)         --          --          --            --
And CEO                   2000     315,900        --           5,250 (1)         --          --          --            --
                          2001     175,000        --          30,942 (1)         --          --          --            --

Shaun Broadhead           1998      79,063        --           3,162 (2)         --          --          --            --
PCG Director of           1999      94,479      17,333         4,473 (2)         --          --          --            --
Research                  2000     103,449        --           4,535 (2)         --          --          --            --
And Development           2001      55,000        --           1,098 (2)         --          --          --            --

Carolyn Doll              1998     120,000        --           5,000 (3)         --          --          --            --
PCG Vice President,       1999     120,000        --           5,000 (3)         --          --          --            --
Marketing                 2000     120,000        --           4,559 (3)         --          --          --            --
                          2001      60,000        --          13,605 (3)         --          --          --            --

Drew Doll                 1998     120,000        --          11,421 (4)         --          --          --            --
PCG Vice President,       1999     120,000        --          25,712 (4)         --          --          --            --
Professional Services     2000     120,000        --          18,560 (4)         --          --          --            --
                          2001      60,000        --           4,492 (4)         --          --          --            --

Will Dunlavy              1999      57,500        --             --              --          --          --            --
FMM Chief Operating       2000     115,000      34,250         2,800 (5)         --          --          --            --
Officer                   2001      57,500       6,250         1,148 (5)         --          --          --            --

Note: Compensation amounts for 2001 are for the period January 1, 2001 through June 30, 2001.

(1) These amounts represent employer contributions to the Company's 401(k) Plan for the benefit of Mr. Fields, plus payment of accrued vacation of $27,945 during the six months ended June 30, 2001.
(2) These amounts represent employer contributions to the Company's 401(k) Plan for the benefit of Mr. Broadhead.
(3) These amounts include employer contributions to the Company's 401(k) Plan for the benefit of Mrs. Doll in the amount of $1,199, $4,214, $5,000 and $5,000 for 2001, 2000, 1999 and 1998, respectively, in addition to commissions of $12,406 and $345 in 2001 and 2000.
(4) These amounts include employer contributions to the Company's 401(k) Plan for the benefit of Mr. Doll in the amount of $1,199, $5,249, $5,00 and $5,000 for 2001, 2000, 1999 and 1998, respectively, in addition to commissions of $3,293, $13,311, $20,712 and $6,421 in 2001, 2000, 1999 and
     1998, respectively.
(5) These amounts represent the employer contribution to the Company's 401(k) Plan for the benefit of Mr. Dunlavy.

Employment Agreement With Randall K. Fields

Park City Group has an employment agreement with its president and chief executive officer, Randall K. Fields, dated effective January 1, 2001. The term of the agreement is five years, with automatic one-year renewals. This employment agreement provides for:

     o An annual base salary of $350,000, subject to annual cost of living increases of 5%.

     o    Use of a company vehicle.

     o Employee benefits that are generally provided to Park City Group, Inc. employees.

     o A bonus of 5% of the consolidated and/or combined annual pretax profits of Park City Group, Inc., and its affiliates and subsidiaries beginning with the year ended December 31, 2001.

     o Payment by Park City Group, Inc. to Mr. Fields' affiliate, Riverview Financial Corporation, an amount equal to 5% of the value of any acquisition entered into by Park City Group during the term of the employment agreement.

Director Compensation

Our outside directors, Edward C. Dmytryk, Thomas W.Wilson, Jr. and William R. Jones receive the following compensation:

     o Annual cash compensation of $6,000 reflecting $2,000 per scheduled in person director's meetings.

     o Options to acquire 50,000 shares of our common stock (adjusted for any stock splits) to be granted annually at the beginning of our Fiscal Year, June 30, with an exercise price equal to the market price on the date of grant with such options to fully vest at the end of the respective fiscal year. Stock options pursuant to this arrangement were granted on August 14, 2001.

     o In November 1999, Mr. Dmytryk was granted options to purchase 25,000 shares of common stock at $1.44 that are exercisable until December 31, 2002. On April 16, 2001, Mr. Dmytryk was also granted options to purchase 11,000 shares of common stock at $.27 per share that are exercisable until December 31, 2003.

401(k) Retirement Plan

         Effective in 1996, the Company adopted a 401(k) retirement plan whereby the Company contributes up to five percent of payroll compensation to the plan, matching employee contributions to the plan on a dollar for dollar basis up to the maximum five percent contribution. The Named Executive Officers have invested all of the funds in their 401(k) accounts in common stock of the Company.

Indemnification for Securities Act Liabilities

         Delaware law authorizes, and the Company's Bylaws and Indemnity Agreements provide for, indemnification of the Company's directors and officers against claims, liabilities, amounts paid in settlement and expenses in a variety of circumstances. Indemnification for liabilities arising under the Act may be permitted for directors, officers and controlling persons of the Company pursuant to the foregoing or otherwise. However, the Company has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Stock Options and Warrants

         We have stock option plans that enable us to issue to officers, directors, consultants and employees nonqualified and incentive options to purchase our common stock. At October 8, 2001, a total of 297,800 of such options were outstanding with exercise prices ranging from $0.27 to $1.44 per share. All of these stock options outstanding expire at December 31, 2002 or December 31, 2003.

         In addition, we have granted a total of 713,273 warrant to purchase shares of our common stock. Of those warrants, 315,000 have been issued to our former officers as condition of employment and 398,273 were issued to individuals in relation to certain transactions. These warrants have exercise prices ranging from $0.56 to $1.4325 per share and expire between June 30, 2002 and June 30, 2004.

Compensation Committee Interlocks and Insider Participation

         No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.


Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of October 8, 2001, for each person or entity that is known by us to beneficially own more than 5 percent of our Common Stock. As of October 8, 2001, 2001, we had 150,476,542 shares of Common Stock outstanding.

    Title of          Name and Address of                   Amount of              Nature of       Percent
     Class             Beneficial Owner                 Beneficial Ownership       Ownership      of Class
     -----             ----------------                 --------------------       ---------      --------
     Common       Randall K. Fields, Park City, Utah         16,083,900             Direct          10.69%

     Common       Riverview Financial Corp. (1)
                  Park City, Utah                            87,923,100             Direct          58.43%
                                                           ------------                             ------
                  Total                                     104,007,000                             69.12%
                                                            ===========                             =====

         Randall K. Fields is the president and 100% shareholder of Riverview Financial Corp.

Security Ownership of Management

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of October 8, 2001, for each of our directors and each of our Named Executive Officers all directors and executive officers as a group. As of October 8, 2001, 2001, we had 150,476,542 shares of Common Stock outstanding.

Title of Class       Name, Position and Address                         Amount of            Nature of     Percent
                       of Beneficial Owner                      Beneficial Ownership(1)      Ownership     Of Class
                       -------------------                      -----------------------      ---------     --------
    Common       Randall K. Fields, President, CEO,                   104,007,000(2)         Direct and     69.12%
                 Chairman and Director                                                        Indirect
                 Park City, Utah

    Common       Narayan Krishnan, CFO, Secretary and                          0                NA            NA
                 Treasurer
                 Salt Lake City, Utah

    Common       Edward C. Dmytryk, Director                             162,660(3)(4)        Direct           *
                 Ocala, Florida

    Common       Thomas W. Wilson, Jr., Director                               0                NA            NA
                 Westport, Connecticut

    Common       William R. Jones, Director                               33,300              Direct           *
                 Cumming, Georgia

                 Executive Officers and Directors as a               104,202,960                             69.23%
                 Group (five persons)

* Less than 1%.
--------------
(1) Beneficial ownership is determined in accordance with SEC rules and generally includes holding voting and investment power with respect to the securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.
(2) Includes 87,923,100 shares of common stock owned by Riverview Financial Corp. that is owned 100% by Randall K. Fields.
(3)  Includes fully vested options to purchase 36,000 shares of common stock.
(4) Does not include options to purchase 50,000 shares of common stock granted to each of the outside directors none of which vest until June 30, 2002.

Change In Control

         We are not currently engaged in any activities or arrangements that we anticipate will result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions

         In May 1999, Park City Group transferred to Riverview Financial Corporation (Riverview) (its majority shareholder) all of its rights, title and interest in a certain application software program known and marketed as "Fresh Market Manager" including all related documentation, copyrights, patents, intellectual property and other materials. The agreement specifically excluded all of Park City Group's other software programs and applications. Park City Group also retained the rights to the "Fresh Market Manager" software solely necessary to perform Park City Group's obligations relating to the development and software enhancement contract that Park City Group had with a retail customer.

         The chief executive of Riverview, who is also the chief executive of Park City Group then assigned the "Fresh Market Manager" software to Cooper Fields, LLC, a Utah limited liability company, which had been formed in April 1999 with chief executive as managing member. Cooper Fields acquired the intellectual property rights for $4,750,000 by a cash payment of $2,750,000 to Riverview and execution of a note payable in the amount of $2,000,000.

         As part of the Cooper Fields organizational and operational documents, the members agreed to an "Overhead Sharing and Referral Agreement" whereby Cooper Fields was to pay Park City Group its allocable share of direct costs and expense. CF was to pay PCG the allocated cost in twelve monthly payment of one year with annual renewal terms. The amount was to cover the shared costs of facilities, personnel and operating costs. Park City Group recorded the reimbursed costs as a reduction to operating costs. Accordingly, shared cost reimbursements were $620,232 in 2000 and $413,488 in 1999. The agreement also provided for a referral fee to be paid to either company for the introduction of prospective customers. Park City Group received $82,326 in the year 2000 for a customer referral.

         As of December 31, 2000, Park City Group had a receivable of $492,837 which was comprised of $371,355 for the overhead sharing costs, $26,350 for interest on the unpaid amount and $95,152, net, for shared development costs. As of December 31, 1999 Park City Group had a receivable of $76,594 which was comprised of $78,613 for the overhead sharing costs, $3,145 for interest on the unpaid amount and an offset of $5,164, net, for shared development costs.

         Park City Group has a note payable with Riverview (see note 7). PCG, also, has a receivable form Riverview for certain expenses paid by Park City Group in 2000. The balance due Park City Group was $36,632 and $19,411 as of June 30,2001 and December 31, 2000, respectively.

         Park City Group has a note payable in the amount of $2,750,000 at June 20, 2001.

We have a receivable from our chief executive officer for certain non-business expenses paid by us. The balance due to us was $48,990, $46,396 and $10,836 as of June 30, 2001, December 31, 2000 and 1999, respectively.

Item 13. Exhibits and Reports on Form 8-K

         Reports on Form 8-K

         On June 28, 2001, the Company filed a Current Report on Form 8-K dated June 13, 2001, disclosing under item 2 information relating to the Company's acquisition of assets, under Item 5 information regarding changes in the Company's board of directors and in Item 7 notice that the financial statements and related pro forma financial information relating to that acquisition would be filed in a subsequent amendment.

         Exhibits, Financial Statements and Schedules

         (a)      The following documents are filed as a part of this Report:

                  1. Financial Statements.  The following Consolidated Financial
                  Statements  of  Fields   Technologies,   Inc.  and  Report  of
                  Independent Accountants are contained in this Form 10-K.

                                                                     Page in the
                                                                       Form 10-K

Independent Auditors' Report - Tanner & Company                            F-2
Independent Auditors' Report - Sorensen, Vance & Company, P.C.             F-3

Consolidated Balance Sheets - As of June 30, 2001 and December 31, 2000    F-4

Consolidated  Statements  of  Operations - For the six months ended
  June 30, 2001 and June 30, 2000 (unaudited) and for the years ended
  December 31, 2000, and 1999.                                             F-6

Consolidated Statements of Stockholders' Deficit for the six months ended June 30, 2001 and for the years ended December 31, 2000 and 1999 F-7

Consolidated Statements of Cash Flows for the six months ended
  June 30, 2001 and June 30, 2000 (unaudited) and for the years ended
  December 31, F-7 2000 and 1999.                                          F-8

Notes to Consolidated Financial Statements                                 F-9

         Exhibits.

Exhibit
Number                            Description

2        Reorganization  Agreement by and Among  Amerinet.com,  Inc., Randall K.
         Fields and Riverview Financial Corp.*

3.1      Articles of Incorporation and amendments*

3.2      By-Laws*

10 Employment agreement between Park City Group and Randall K. Fields effective January 1, 2001*

16       Letter on change in certifying accountant*

21       Subsidiaries of the registrant

*Indicated previously filed exhibits.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FIELDS TECHNOLOGIES, INC.
                                            (Registrant)


                                            By  /s/ Randall K. Fields
Date: October 15, 2001                      David A. Robinson
                                            President, Chief Executive Officer,
                                            Chairman of the Board and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                          Title                       Date
      ---------                          -----                       ----

/s/ Randall K. Fields      President, Chief Executive Officer,  October 15, 2001
-------------------------  Chairman of the Board and Director
Randall K. Fields          (Principal Executive Officer)


/s/ Narayan Krishnan       Chief Financial Officer, Secretary   October 15, 2001
-------------------------  and Treasurer (Principal Financial
Narayan Krishnan           and Accounting Officer)


/s/ Edward C. Dmytryk      Director                             October 15, 2001
-------------------------
Edward Dmytryk


/s/ William R. Jones       Director                             October 15, 2001
-------------------------
William R. Jones


/s/ Thomas W. Wilson, Jr.  Director                             October 15, 2001
-------------------------
Thomas W. Wilson, Jr.

                   FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                       Consolidated Financial Statements
                      June 30, 2001 and December 31, 2000

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Index to Consolidated Financial Statements
--------------------------------------------------------------------------------


                                                                           Page

Independent Auditors' Report
  Tanner + Co.                                                              F-2
  Sorensen, Vance & Company, P.C.                                           F-3

Consolidated Balance Sheet as of
  June 30, 2001 and December 31, 2000                                       F-4

Consolidated Statements of Operations for the six months ended
  June 30, 2001 and June 30, 2000 (unaudited) and for the years
  ended December 31, 2000 and 1999                                          F-6


Consolidated Statements of Stockholders' Deficit for the six months
  ended June 30, 2001 and for the years ended December 31, 2000 and 1999    F-7


Consolidated Statements of Cash Flows for the six months ended
  June 30, 2001 and June 30, 2000 (unaudited) and for the years
  ended December 31, 2000 and 1999                                          F-8

Notes to Consolidated Financial Statements                                  F-9


--------------------------------------------------------------------------------

                                                    INDEPENDENT AUDITORS' REPORT






To the Shareholders of
Fields Technologies, Inc.

We have audited the consolidated balance sheet of Fields Technologies, Inc. and Subsidiaries as of June 30, 2001 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the six months ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fields Technologies, Inc. and Subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for the six months ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/  Tanner + Co.

Salt Lake City, Utah
October 8, 2001
--------------------------------------------------------------------------------

                              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors
Park City Group, Inc.


We have audited the balance sheet of Park City Group, Inc. (a majority-owned subsidiary of Riverview Financial Corporation) as of December 31, 2000, and the related statements of income, stockholders' deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park City Group, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Sorensen, Vance & Company, P.C.

Salt Lake City, Utah
April 10, 2001

--------------------------------------------------------------------------------

                                                                    FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                   Consolidated Balance Sheets
--------------------------------------------------------------------------------------------------------------

                                                                         June 30,          December 31,
                                                                           2001                2000
                                                                    ----------------------------------------
         Assets
Current assets:
     Cash and cash equivalents                                      $           218,482  $        1,099,242
     Receivables, net:
         Trade                                                                  534,175             272,137
         Related parties                                                         85,622             558,643
     Prepaid expenses and other current assets                                    8,495              20,335
     Stock subscriptions receivable                                             206,800                   -
     Deferred tax asset                                                         126,000             120,000
                                                                    ----------------------------------------

                  Total current assets                                        1,179,574           2,070,357

Property and equipment, net                                                     219,928             177,497

Other assets:
     Deposits                                                                    33,802              33,802
     Capitalized software costs, net                                            654,957                   -
     Deferred tax asset                                                       1,274,000           1,280,000
                                                                    ----------------------------------------

                  Total other assets                                          1,962,759           1,313,802
                                                                    ----------------------------------------

                                                                    $         3,362,261  $        3,561,656
                                                                    =======================================

--------------------------------------------------------------------------------------------------------------
        See accompanying notes to consolidated financial statements.                                       F-4

                                                                    FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                   Consolidated Balance Sheets
--------------------------------------------------------------------------------------------------------------

                                                                            June 30,        December 31,
                                                                              2001              2000
                                                                     ---------------------------------------
         Liabilities and Equity
Current liabilities:
     Line of credit                                                  $           355,000  $         150,000
     Note payable                                                                250,000            250,000
     Accounts payable                                                            621,261            192,607
     Accrued liabilities                                                         394,989            381,780
     Current portion of long-term debt                                         1,505,594             33,293
     Deferred revenue                                                          1,535,742          1,294,773
                                                                     ---------------------------------------

                  Total current liabilities                                    4,662,586          2,302,453
                                                                     ---------------------------------------

Long-term liabilities:
     Related party notes payable                                               3,260,714          2,150,000
     Accrued interest on related party notes payable                             274,659            267,203
     Long-term debt                                                            1,254,005              6,642
                                                                     ---------------------------------------

                  Total long-term liabilities                                  4,789,378          2,423,845
                                                                     ---------------------------------------

                  Total liabilities                                            9,451,964          4,726,298
                                                                     ---------------------------------------

Commitments                                                                            -                  -

Stockholders' deficit:
     Preferred stock, $.01 par value, 20,000,000
       shares authorized, no shares issued                                             -                  -
     Common stock, $.01 par value, 175,000,000
       shares authorized, 149,276,564 and 109,623,600
       shares issued and outstanding, respectively                             1,492,766          1,096,236
     Additional paid-in capital                                                1,829,539          5,198,298
     Stock subscriptions receivable                                           (1,323,200)                 -
     Accumulated deficit                                                      (8,088,808)        (7,459,176)
                                                                     ---------------------------------------

                  Total stockholders' deficit                                 (6,089,703)        (1,164,642)
                                                                     ---------------------------------------

                                                                     $         3,362,261  $       3,561,656
                                                                     ======================================

--------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                               F-5

                                                                    FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                         Consolidated Statements of Operations
--------------------------------------------------------------------------------------------------------------


                                                  Six Months Ended June 30,      Years Ended December 31,
                                                -------------------------------------------------------------
                                                                    2000
                                                     2001        (unaudited)        2000           1999
                                                -------------------------------------------------------------
  Revenues:
     Software licenses                          $      216,929  $    2,619,241 $    2,115,545 $    2,321,655
     Maintenance and support                         1,002,816         978,209      2,066,523      2,403,287
     Consulting and other                              275,456         745,851        769,074        506,155
     Development and software enhancement                    -               -      1,562,000              -
                                                -------------------------------------------------------------

                                                     1,495,201       4,343,301      6,513,142      5,231,097

  Cost of revenues                                     489,788         474,374      1,013,930      1,021,526
                                                -------------------------------------------------------------

           Gross profit                              1,005,413       3,868,927      5,499,212      4,209,571

  Research and development                             289,537         759,377      1,035,926        878,064
  Sales and marketing                                  556,534         524,917        912,109      1,115,543
  Selling, general and administrative expenses         292,723         179,490        825,445      1,042,948
  Reorganization and professional expenses             420,970          89,555        145,347        296,334
                                                -------------------------------------------------------------

           (Loss) income from operations             (554,351)       2,315,588      2,580,385        876,682
                                                -------------------------------------------------------------

  Other income:
     Interest income (expense)                       (353,576)        (92,712)      (194,044)      (178,292)
     Gain on forgiveness of debt                       278,295               -              -              -
                                                -------------------------------------------------------------

           Net (loss) income before income           (629,632)       2,222,876      2,386,341        698,390
  taxes

  Provision for income taxes                                 -       (923,000)      (991,935)      (324,699)
                                                -------------------------------------------------------------

           Net (loss) income                    $    (629,632)  $    1,299,876 $    1,394,406 $      373,691
                                                ============================================================

  Weighted average shares, basic                   113,345,000     109,624,000    109,624,000    109,624,000
                                                ============================================================

  Weighted average shares, diluted                 113,345,000     109,624,000    109,624,000    109,624,000
                                                ============================================================

  Basic (loss) earnings per share               $       (0.01)  $         0.01 $         0.01 $         0.00
                                                ============================================================

  Diluted (loss) earnings per share             $       (0.01)  $         0.01 $         0.01 $         0.00
                                                ============================================================

--------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                               F-6

                                                                    FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                               Consolidated Statement of Stockholders' Deficit

                                                                            Six Months Ended June 30, 2001 and
                                                                        Years Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------------------------------------


                                Common Stock          Additional
                         ----------------------------  Paid-In     Subscription    Retained
                            Shares         Amount      Capital      Receivable      Earnings        Total
                         ------------------------------------------------------------------------------------
Balance,
January 1, 1999 as
restated (see note 1)      109,623,600 $  1,096,236 $  5,198,298  $           -  $ (9,227,273) $ (2,932,739)

Net income                           -            -            -              -        373,691       373,691
                         ------------------------------------------------------------------------------------

Balance,
December 31, 1999          109,623,600    1,096,236    5,198,298              -    (8,853,582)   (2,559,048)

Net income                           -            -            -              -      1,394,406     1,394,406
                         ------------------------------------------------------------------------------------

Balance,
December 31, 2000          109,623,600    1,096,236    5,198,298              -    (7,459,176)   (1,164,642)

Acquisition of Fresh
Market Manager                       -            -   (5,073,936)             -              -   (5,073,976)

Acquisition of AmeriNet
Group.com, Inc.             39,300,023      393,000    1,574,589    (1,323,200)              -       644,389

Common stock issued
for debt                       352,941        3,530      130,588              -              -       134,118

Net (loss)                           -            -            -              -      (629,632)     (629,632)
                         ------------------------------------------------------------------------------------

Balance, June 30, 2001     149,276,564 $  1,492,766 $  1,829,539  $ (1,323,200)  $ (8,088,808) $ (6,089,703)
                         ====================================================================================

--------------------------------------------------------------------------------------------------------------
        See accompanying notes to consolidated financial statements.                                       F-7

                                                                    FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                          Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------------------------------------

                                                   Six Months Ended June 30,     Years Ended December 31,
                                                  ----------------------------------------------------------
                                                                     2000
                                                      2001        (unaudited)        2000          1999
                                                  ----------------------------------------------------------
Cash flows from operating activities:
   Net (loss) income                              $    (629,632) $    1,299,876  $   1,394,406 $    373,691
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                       74,080          91,719        183,437      255,920
     Bad debt expense                                  (114,758)              -        182,154      116,959
     Gain on forgiveness of debt                       (278,295)              -              -            -
     Decrease (increase) in:
       Deferred tax assets                                    -         837,662        940,000      310,000
       Trade receivables                                161,169         (85,229)       304,155     (163,335)
       Related party receivables                        124,461          79,993       (471,854)     (86,789)
       Prepaid expenses and other current assets         12,794          18,871          8,094       (4,383)
       Deposits                                               -            (635)           348            -
     (Decrease) increase in:
       Accrued interest to parent corporation             7,456        (151,394)       115,809      151,394
       Bank overdraft                                         -               -              -      (67,922)
       Accrued liabilities                              (18,975)       (218,612)      (288,478)    (345,697)
       Accounts payable                                 326,402        (200,850)          (511)    (155,185)
       Deferred revenue                                (112,231)     (1,110,419)    (1,364,963)    (541,337)
       Related party payable                                  -               -              -       (9,021)
                                                  ----------------------------------------------------------
         Net cash (used in) provided by
         operating activities                          (447,529)        560,982      1,002,597     (165,705)
                                                  ----------------------------------------------------------

Cash flows from investing activities:
   Purchases of property and equipment                  (16,296)       (180,349)       (68,641)     (60,150)
   Net cash received in acquisitions                    179,240               -              -            -
   Purchase of marketable securities                          -          (1,440)             -            -
   Capitalization of software costs                    (654,957)              -              -            -
                                                  ----------------------------------------------------------
         Net cash used in
         investing activities                          (492,013)       (181,789)       (68,641)     (60,150)
                                                  ----------------------------------------------------------

Cash flows from financing activities:
   Proceeds from sale of equipment                            -               -              -       50,000
   Proceeds from issuance of common stock                     -               -              -          426
   Net proceeds from borrowing on line of credit        (45,000)       (137,000)        13,000      137,000
   Proceeds from debt                                   134,118               -              -      505,000
   Principal payments on capital leases                 (30,336)        (31,778)       (95,156)     (79,129)
   Net proceeds from (principal payments on)
   note payable with related party                            -        (250,000)             -     (140,000)
                                                  ----------------------------------------------------------
         Net cash provided by (used in)
         financing activities                            58,782        (418,778)       (82,156)     473,297
                                                  ----------------------------------------------------------
Net (decrease) increase in cash
  and cash equivalents                                 (880,760)        (39,585)       851,800      247,442

Cash and cash equivalents, beginning of period        1,099,242         247,442        247,442            -
                                                  ----------------------------------------------------------

Cash and cash equivalents, end of period          $     218,482 $       207,857  $   1,099,242 $    247,442
                                                  ==========================================================

--------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                               F-8

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                             June 30, 2001 and December 31, 2000
--------------------------------------------------------------------------------

1.   Summary of            Organization and Principles of Consolidation
     Significant           The Company was  incorporated  in Delaware on May 11,
     Accounting            1990 as Riverview Software, Inc. In 1990, the Company
     Policies              changed its name to Fields Software  Group,  Inc. and
                           in 1993, the Company's name was changed again to Park
                           City Group, Inc. (PCG).

                           On April 5, 2001, the Company acquired for $3,750,000 Fresh Market Manager (FMM) which was substantially owned by the primary shareholder of the Company and another individual. In as much as the transaction was between entities of common ownership and FMM had a deficit in equity, the deficit in equity and the purchase price was accounted for as a distribution to the primary shareholder. The consolidated statements include the operations of FMM since April 5, 2001, the date of the transaction.

                           On June 13, 2001, Fields Technologies, Inc. (FTI) (formerly known as AmeriNet Group.com, Inc.) issued 109,623,600 shares of common stock in exchange for 98.76% of the issued and outstanding shares of PCG. For accounting purposes the business combination is treated as a reverse acquisition or a recapitalization of PCG, with PCG being treated as the accounting acquirer.

                           The financial statements presented herein reflect the consolidated financial position of PCG and FTI as of June 30, 2001, and operations of PCG and FTI since June 13, 2001, the date of the reverse acquisition. As of December 31, 2000 and 1999 and for the years ended December 31, 2000 and 1999, the financial statements presented herein reflect the financial position and operations of PCG. All intercompany transactions and balances have been eliminated in consolidation.

                           The following unaudited proforma combined financial data is presented for informational purposes only, and assumes the consolidation of PCG, FMM and FTI as if the entities had been together since January 1, 1999. They are not necessarily indicative of the results of operations or of the financial position which would have occurred had the merger been completed during the periods or as of the date for which the data are presented. They are also not necessarily indicative of the Company's future results of operations or financial position.

--------------------------------------------------------------------------------

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.   Summary of                                               Six Months
     Significant                                                Ended     Year Ended December 31,
     Accounting                                                June 30,   ------------------------
     Policies                                                    2001         2000         1999
     Continued                                               -------------------------------------
                           Revenue                           $ 1,759,201  $ 7,721,010  $ 5,436,533
                                                             =====================================
                           Net loss                          $(3,063,287) $(8,395,794) $(7,196,498)
                                                             =====================================
                           Loss per share basic and diluted  $      (.03) $      (.08) $      (.07)
                                                             =====================================

                           Business Activity
                           The Company designs, develops, markets and supports proprietary software products. These products are designed to be used in retail businesses having multiple locations to assist in the management of business operations on a daily basis and communicate results of operations in a timely manner. The principal markets for the Company's products are with retail companies which have operations in North America and to a lesser extent in Europe and Asia.

                           Cash and Cash Equivalents
                           The Company considers all short-term instruments with an original maturity of three months or less to be cash equivalents.

                           Concentration of Credit Risk
                           The Company maintains cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                           Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which when realized have been within the range of management's expectations.

--------------------------------------------------------------------------------

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.   Summary of            Concentration of Credit Risk - Continued
     Significant           The Company's  accounts  receivable  are derived from
     Accounting            sales of products and services primarily to customers
     Policies              operating  multi-location retail stores,  hotels, and
     Continued             hospitals.  At June 30,  2001,  December 31, 2000 and
                           1999,  accounts  receivable includes amounts due from
                           four  customers  totaling   $318,955,   $216,202  and
                           $660,970, respectively. These customers accounted for 76%, 79% and 87% of accounts receivable at June 30, 2001, December 31, 2000 and 1999, respectively.

                           The Company provides credit terms to its customers in the normal course of business. The Company performs ongoing credit evaluations of customers and maintains an allowance for doubtful accounts based upon collection assessment. Collateral is not required from customers.

                           In 2000, the Company  generated  approximately 24% of
                           its  revenue   from  a   development   and   software
                           enhancement contract (see note 10).

                           The Company received approximately 47%, 39% and 34% of its revenue from five major customers during the periods ended June 30, 2001, December 31, 2000 and 1999, respectively.

                           Depreciation and Amortization
                           Depreciation   and   amortization   of  property  and
                           equipment is computed using the straight line method based on the following estimated useful lives:

                                                                Years
                                                                -----
                           Furniture and fixtures               3 - 7
                           Computer equipment                   3 - 7
                           Equipment under capital leases       3 - 7
                           Leasehold improvements             see below

                           Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful life of the improvements.

--------------------------------------------------------------------------------

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.   Summary of            Warranties
     Significant           The  Company  offers  a  limited   warranty   against
     Accounting            software  defects for a general period of six months.
     Policies              Customers who are not completely satisfied with their
     Continued             software  purchase may attempt to be  reimbursed  for
                           their  purchases  outside the  warranty  period.  The
                           Company accrues amounts for such warranty settlements that are probable and can be reasonably estimated.

                           Revenue Recognition
                           Revenue for the sale of software licenses is recognized upon delivery of the software unless specific delivery terms provide otherwise. If not recognized upon delivery, revenue is recognized upon meeting specified conditions, such as, meeting customer acceptance criteria. In no event is revenue recognized if significant Company obligations remain. Customer payments are typically received in part upon signing of license agreements, with the remaining payments received in installments pursuant to the agreements. Until revenue recognition requirements are met, the cash payments received are treated as deferred revenue.

                           Maintenance and support services that are sold with the initial license fee are recorded as deferred revenue and recognized ratably over the initial service period. Revenues from maintenance and other support services provided after the initial period are generally paid in advance and are recorded as deferred revenue and recognized on a straight-line basis over the term of the agreements.

                           Consulting service revenues are recognized in the period that the service is provided or in the period such services are accepted by the customer if acceptance is required by agreement.

--------------------------------------------------------------------------------

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.   Summary of            Software Development Costs
     Significant           The Company accounts for software  development  costs
     Accounting            in accordance with Statement of Financial  Accounting
     Policies              Standards  No.  86,   Accounting  for  the  Costs  of
     Continued             Computer  Software to be Sold,  Leased,  or Otherwise
                           Marketed.  Research and  development  costs have been
                           charged to  operations  as incurred.  From  inception
                           through  January  2001,  the  Company  had viewed the
                           software as an evolving product. Therefore, all costs
                           incurred  for  research   and   development   of  the
                           Company's software products through December 31, 2000
                           and 1999  have  been  expensed  as  incurred.  During
                           January 2001,  technological  feasibility  of a major
                           revision to the  Company's  Fresh Market  Manager and
                           Action   Manager   software  and  the   Company's  4x
                           operating platform was established. Development costs incurred from January 2001 through June 30, 2001 of
                           $654,957 have been capitalized.

                           Software development costs will be amortized on a straight-line basis over a period of four years. Amortization will begin when the products are available for general release to the public, which is anticipated to be January 2002.

                           Research and Development Costs
                           Research and development costs include personnel costs, engineering, consulting, and contract labor and are expensed as incurred.

                           Income Taxes
                           Through June 13, 2001, the Company's results of operations were included in the consolidated tax return of Riverview Financial Corporation, its primary shareholder. The Company was required to pay income taxes to Riverview based upon an inter-company tax sharing agreement when a tax cost was incurred. Income taxes are calculated and accrued as if the Company filed tax returns based solely upon its operations.

                           The Company accounts for income taxes under the provision of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

--------------------------------------------------------------------------------

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.   Summary of            Earnings Per Share
     Significant           The  computation of basic (loss)  earnings per common
     Accounting            share is  based on the  weighted  average  number  of
     Policies              shares  outstanding during each year. The computation
     Continued             of diluted  earnings per common share is based on the
                           weighted average number of shares  outstanding during
                           the year,  plus the  common  stock  equivalents  that
                           would arise from the  exercise  of stock  options and
                           warrants outstanding, using the treasury stock method
                           and the  average  market  price per share  during the
                           year.  Options and  warrants  to  purchase  1,011,073
                           shares of common stock at prices ranging from $.27 to
                           $1.44 per share were  outstanding  at June 30,  2001,
                           but were not  included in the diluted  loss per share
                           calculation   because  the  effect  would  have  been
                           antidilutive.

                           The shares used in the computation of the Company's basic and diluted earnings per common share are reconciled as follows:

                                                                                    December 31,
                                                               June 30,   -----------------------------
                                                                2001            2000           1999
                                                            -------------------------------------------
                           Weighted average common
                           shares outstanding               113,345,000     109,624,000     109,624,000

                           Dilutive effect of options
                           and warrants                               -               -               -
                                                            -------------------------------------------
                           Weighted average shares
                           outstanding, assuming dilution   113,345,000     109,624,000     109,624,000
                                                            ===========================================

                           Estimates
                           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                           Fair Value of Financial Instruments
                           The Company's financial instruments consist of cash, receivables, payables, accruals and notes payable.
                           The carrying amount of cash, receivables, payables and accruals approximates fair value due to the short-term nature of these items. The notes payable also approximate fair value based on evaluations of market interest rates.

--------------------------------------------------------------------------------

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.   Summary of            Unaudited Financial Information
     Significant           The accompanying consolidated financial statements of
     Accounting            the  Company  for the six months  ended June 30, 2000
     Policies              have been prepared  without audit.  In the opinion of
     Continued             management,  the accompanying  unaudited consolidated
                           financial   statements   include   all   adjustments,
                           consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented.

                           Financial Results and Liquidity
                           For the six months ended June 30, 2001, the Company incurred a net loss, experienced a net cash outflow from operations, and had current liabilities in excess of current assets.

                           As a result of the reverse acquisition between PCG and FTI, the fiscal year end of PCG, the operating company, was changed from December 31 to June 30, 2001. This change in fiscal year-end affected the results of operations because of the cyclical nature of PCG's revenues. In general, the Company's revenues are generated at times conducive to its retail customer's abilities to allocate time to implement new systems, or make upgrades to current systems.

                           Additionally, as current and potential customers have anticipated the general release of the Company's major revisions of its Action Manager, Fresh Market Manager, and 4x operating platform, new license purchases have declined. The associated consulting revenues related to new license installations have also decreased. Subsequent to June 30, 2001, communications with and commitments from the Company's current customers and potential customers indicate sales of the revised products will increase significantly.

                           The Company believes that cash flow from increased sales, as well as the ability and commitment of its majority shareholder to contribute funds necessary for the Company to continue to operate, will allow the Company to fund its currently anticipated working capital, capital spending, and debt service requirements during the fiscal year ended June 30, 2002. The financial statements do not reflect any adjustments should the Company's anticipated changes in the operations not be achieved.

--------------------------------------------------------------------------------

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.   Summary of            Reclassifications
     Significant           Certain  reclassifications  have  been  made  to  the
     Accounting            December 31, 2000 and 1999  financial  statements  to
     Policies              conform  to the June  30,  2001  financial  statement
     Continued             presentation.

2.   Receivables           Trade accounts receivable consist of the following:

                                                                June 30,        December 31,
                                                                  2001               2000
                                                              ------------------------------
                           Trade accounts receivable          $   580,175        $   432,895
                           Allowance for doubtful accounts        (46,000)          (160,758)
                                                              ------------------------------
                                                              $   534,175        $   272,137
                                                              ==============================

3.   Property and          Property  and  equipment  are  stated at cost and are
     Equipment             summarized by major classifications as follows:

                                                                June 30,        December 31,
                                                                  2001               2000
                                                              ------------------------------
                           Computer equipment                 $ 1,198,230        $   868,586
                           Furniture and equipment                172,486            172,486
                           Equipment under capital leases          23,258            171,304
                           Leasehold improvements                  85,795             85,795
                                                              ------------------------------

                                                                1,479,769          1,298,171

                           Less accumulated depreciation
                            and amortization                   (1,259,841)        (1,120,674)
                                                              ------------------------------
                                                              $   219,928        $   177,497
                                                              ==============================

                           Depreciation and amortization expense for the periods ended June 30, 2001, December 31, 2000 and 1999 was
                           $74,080, $183,437 and $255,920, respectively.

--------------------------------------------------------------------------------

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

4.   Intangible            Intangible asset consists of the following:
     Asset

                                                                June 30,        December 31,
                                                                  2001               2000
                                                              ------------------------------
                           Capitalized software costs         $   654,957        $         -
                           Less accumulated amortization                -                  -
                                                              ------------------------------
                                                              $   654,957        $         -
                                                              ==============================

5.   Accrued               Accrued liabilities consist of the following:
     Liabilities
                                                                June 30,        December 31,
                                                                  2001               2000
                                                              ------------------------------
                           Accrued vacation                   $   149,757        $   148,475
                           Other payroll liabilities              105,639             50,281
                           Other accrued liabilities              139,593            183,024
                                                              ------------------------------

                                                              $   394,989        $   381,780
                                                              ==============================

6.   Notes                 The  Company  has  the  following   short-term  notes
     Payable               payable at:
                                                                   June 30,        December 31,
                                                                     2001             2000
                                                                 ------------------------------
                           Note payable to a partnering
                           company with an interest rate of
                           5.51%, due in May 2000 (in
                           default) and unsecured (see note 20)   $ 250,000        $   250,000

                           Line of credit payable to a bank
                           with an interest rate of the
                           bank's prime lending rate of 7%,
                           total available of $250,000, due
                           in March 2002 and secured by the
                           Company's cash, securities,
                           financial assets and other
                           investment property                      250,000                  -

                           Line-of-credit payable to a bank
                           at an interest rate of 8% (the
                           bank's prime lending rate plus
                           1%), total available of $500,000,
                           due November 2001, and secured by
                           a personal guarantee of the
                           Company's major shareholder              105,000            150,000
                                                                  -----------------------------

                                                                  $ 605,000        $   400,000
                                                                  =============================

--------------------------------------------------------------------------------

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

6.   Notes                 Financial statement presentation is as follows:
     Payable
     Continued

                                                                   June 30,        December 31,
                                                                     2001             2000
                                                                 ------------------------------
                           Line of credit                        $  355,000        $   150,000
                           Note payable                             250,000            250,000
                                                                 ------------------------------

                                                                 $  605,000        $   400,000
                                                                 ==============================

7.   Related Party         The Company  had the  following  related  party notes
     Notes                 payable:
     Payable
                                                                   June 30,        December 31,
                                                                     2001             2000
                                                                 ------------------------------
                           Notes payable to a stockholder at
                           an interest rate of 10% due in
                           December 2002 and unsecured           $3,260,714        $ 2,150,000
                                                                 ==============================

8.   Long-Term             The Company has the following notes payable at:
     Debt


                                                                   June 30,        December 31,
                                                                     2001             2000
                                                                 ------------------------------
                           Note payable to a former owner at
                           an interest rate of 10%, due
                           through December 2002 and secured
                           by Company stock, a condominium
                           owned by an officer and major
                           shareholder of the Company, and
                           guarantees by Riverview (former
                           parent and beneficially owned by
                           the Company's major stockholder)
                           and an officer and the major
                           shareholder of the Company            $2,750,000        $         -

                           Capital leases (note 13)                   9,599             39,935
                                                                 ------------------------------

                                                                  2,759,599             39,935

                           Less current portion                  (1,505,594)           (33,293)
                                                                 ------------------------------
                                                                 $1,254,005        $     6,642
                                                                 ==============================

--------------------------------------------------------------------------------

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

8.   Long-Term             Maturities of long-term  debt at June 30, 2001 are as
     Debt                  follows:
     Continued
                                    Year                         Amount
                                    ----                     --------------
                                    2002                      $  1,505,594
                                    2003                         1,254,005
                                                              -------------
                                                              $  2,759,599
                                                              ============

9.   Deferred              Deferred revenue consisted of the following as of:
     Revenue

                                                                June 30,        December 31,
                                                                  2001               2000
                                                              ------------------------------
                           Software licenses                  $     837,900      $   478,000
                           Maintenance and support                  667,842          743,573
                           Consulting and other                      30,000           73,200
                                                              ------------------------------
                                                              $   1,535,742      $ 1,294,773
                                                              ==============================

                           Periodically the Company enters into arrangements with customers that involve significant additional development and enhancements to the existing software that will meet the customers individual specifications. These types of revenue have been separately classified in the financial statements.
                           With respect to this type of activity, the Company entered into an agreement in 1997 with a retail grocery customer with approximately 140 store locations. The contract provided for extensive core development, customization, product tailoring and implementation. The customer was to create a laboratory environment and the end result had to be operational at the store level. The terms of the agreement provided for payment of the following:

                           License fees                        $    762,000
                           Product enhancements                     300,000
                           Customizations                           250,000
                           Tailoring and implementation             250,000
                                                               ------------
                                                               $  1,562,000
                                                               ============

                           The Company received the $1,562,000 in 1997. The software was substantially developed and completed in 2000.

--------------------------------------------------------------------------------

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

10.  Income Taxes          The Company  provides  for  deferred  income taxes on
                           temporary differences which represent tax effects of transactions reported for tax purposes in periods different than for book purposes.

                           The provisions for income taxes differ from the amount computed at statutory rates as follows:

                                                                                     Period Ended
                                                                  --------------------------------------------
                                                                                         December 31,
                                                                     June 30,     ----------------------------
                                                                      2001             2000            1999
                                                                  --------------------------------------------
                           Income tax benefit (provision) at
                             statutory rates                      $    284,000    $   (931,000)   $   (254,000)
                           Change in valuation allowance              (274,000)              -               -
                           Other                                       (10,000)        (60,935)        (70,699)
                                                                  --------------------------------------------

                                                                  $          -    $   (991,935)   $   (324,699)
                                                                  ============================================

                                                                                     Period Ended
                                                                  --------------------------------------------
                                                                                         December 31,
                                                                     June 30,     ----------------------------
                                                                      2001             2000            1999
                                                                  --------------------------------------------
                           Current income tax expense             $          -    $     51,935    $     14,699
                           Deferred income tax expense                       -         940,000         310,000
                                                                  --------------------------------------------
                                                                  $          -    $    991,935    $    324,699
                                                                  ============================================

                           The deferred  income tax benefit  (liability) for the
                           periods  ended June 30, 2001 and December 31, 2000 is
                           as follows:
                                                                June 30,        December 31,
                                                                  2001               2000
                                                              ------------------------------
                           Short-term:
                             Allowance for bad debts          $    63,000        $   63,000
                             Accrued vacation                      58,000            58,000
                             Other                                  5,000            (1,000)
                                                              -----------------------------
                             Deferred tax asset               $   126,000        $  120,000
                                                              =============================

--------------------------------------------------------------------------------

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
10.  Income Taxes                                               June 30,        December 31,
     Continued                                                    2001               2000
                                                              ------------------------------
                           Long-term:
                             Depreciation                     $    43,000        $    44,000
                             Net operating loss
                              carryforward                      3,909,000          3,640,000
                             Valuation allowance               (2,678,000)        (2,404,000)
                                                              ------------------------------
                             Deferred tax asset               $ 1,274,000        $ 1,280,000
                                                              ==============================

                           As of June 30, 2001, the Company had available net operating losses (NOL) for federal and state tax purposes of approximately $10,024,000. The NOL carryforward is limited to use against future taxable income due to changes in ownership and control. If a substantial change in the Company's ownership should occur, there would be an annual limitation of the amount of the NOL carryforward which could be utilized. The following schedule summarizes the net operating losses available to the Company with the corresponding expiration periods:

                           Period of Loss        Amount         Expiration Year
                           --------------        ------         ---------------
                                1992           $ 1,505,000            2007
                                1995               920,000            2010
                                1997             5,825,000            2012
                                1998             1,082,000            2013
                                2001               692,000            2021
                                               -----------
                                               $10,024,000
                                               ===========

11.  Supplemental          Interest paid during the periods ended June 30, 2001,
     Disclosure of         December 31, 2000 and 1999 was $238,373,  $94,784 and
     Cash Flow             $25,063, respectively.
     Information
                           Income taxes paid during the periods ended June 30, 2001, December 31, 2000 and 1999 was $0, $1,731 and
                           $2,323, respectively.

--------------------------------------------------------------------------------

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

11.  Supplemental          Non-Cash Transactions
     Disclosure of
     Cash Flow             2001
     Information           During the period  ended June 30,  2001,  the Company
     Continued             acquired the assets and  liabilities of FMM (note 1),
                           a  company  owned  by  a   shareholder   and  another
                           individual  for  debt.   The  net  assets   purchased
                           consisted of the following:

                             Accounts receivable                 $      308,449
                             Prepaid expenses                               954
                             Property and equipment                     100,215
                             Line of credit                            (250,000)
                             Accounts payable                          (713,401)
                             Accrued liabilities                        (32,184)
                             Deferred revenue                           (70,000)
                             Debt                                    (3,478,799)
                                                                 --------------

                             Net liabilities acquired                (4,134,766)

                             Amount of refinanced debt                3,860,714
                             Gain on refinancing of debt                278,295
                                                                 --------------

                             Net cash received in acquisition    $        4,243
                                                                 ==============

                           During the period ended June 30, 2001, the Company acquired assets and liabilities of a company in a reverse acquisition for stock. The net assets purchased consisted of the following:

                             Accounts receivable                 $      350,000
                             Subscriptions receivable                   206,800
                             Accounts payable                           (87,411)
                                                                 --------------

                                                                        469,389
                           Net assets purchased                        (294,392)
                                                                 --------------

                           Net cash received in acquisition      $      174,997
                                                                 ==============

                           Subsequent to June 30, 2001, the Company received $206,800 in relation to subscription receivables. Accordingly, this amount has been reclassified from equity to current assets.

                           During the period ended June 30, 2001, the Company issued stock as payment of debt in the amount of $134,118.

                           2000
                           In 2000, the Company entered into a capital lease obligation for the acquisition of equipment with a cost of $16,350.

--------------------------------------------------------------------------------

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

11.  Supplemental          1999
     Disclosure of         In 1999,  long-term  debt to a bank in the  amount of
     Cash Flow             $1,675,000  was  assumed  by the  parent  company  in
     Information           exchange for an equivalent note payable to the parent
     Continued             corporation.

                           In 1999, the Company sold equipment with a cost of $68,000 to a related party. The related party paid cash of $50,000 and assumed the remaining liability on the equipment in the amount of $18,000.

                           In 1999, several capital leases were renegotiated and combined into a new lease obligation for $186,000 which, also, included additional equipment purchased with a cost of $29,128.

12.  Commitments           Capital Leases
     and                   As of June 30,  2001,  the Company  leases  equipment
     Contingencies         with an original  cost of $25,985  under the terms of
                           several  capital  lease  arrangements.   The  monthly
                           payments total $813 including imputed interest of 8.62%. The leases mature between November 2001 and February 2003.

                           The following is a schedule of future minimum lease payments:

                                                                     June 30,         December 31,
                           Period Ending                               2001              2000
                                                                  ---------------------------------
                              2001                                $          -        $   35,686
                              2002                                       7,209             6,654
                              2003                                       3,840               554
                                                                  --------------------------------
                                Total minimum lease payments            11,049            42,894

                           Less: amount representing interest           (1,450)           (2,959)
                                                                  --------------------------------

                                Present value of net minimum
                                  lease payments                         9,599            39,935

                           Less: current portion                        (5,594)          (33,293)
                                                                  --------------------------------

                                Capital lease obligation, net
                                  of current portion              $      4,005        $    6,642
                                                                  ================================

--------------------------------------------------------------------------------

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

12.  Commitments           Asserted Claims
     and                   On October 1, 2001 and  October 2, 2001,  we received
     Contingencies         "demand  letters" from two  shareholders  threatening
     Continued             litigation  unless  their  prior  investments  in our
                           stock are rescinded.

                           The first demand letter was issued on October 1, 2001 by The Yankee Companies, Inc. ("Yankee Group"), an "investor relations" firm. The Yankee Group has threatened to initiate "derivative and class action lawsuits, as well as other judicial and regulatory actions" if we refuse to seek rescission of our acquisition of Park City Group, Inc., and the entire private placement related thereto (totaling approximately $2,040,000 consisting of cash collected and subscriptions receivable. The Yankee Group has asserted that Park City Group, Inc., made material misrepresentations and omissions to Fields Technologies, Inc. (then operating as AmeriNet Group.com, Inc.) in connection with that acquisition and related private placement.

                           The second "demand letter" was issued on October 2, 2001 by shareholder, Debra Elenson ("Elenson"). Elenson alleges that she purchased 750,000 of the Company's common stock for a total of $127,500, based on material misrepresentations concerning the our financial position.

                           Both the Yankee Group, and Elenson, have primarily alleged various deficiencies in our audited financial statements for the year ended December 31, 2000, as well as in our unaudited, pro-forma financial statements for the period ended March 31, 2001.
                           Presently, we are investigating this matter. We believe that the allegations made by the Yankee Group and Elenson are meritless, and we intend to vigorously defend any lawsuit brought by these parties. We also believe that we have appropriate defenses and counter-claims to raise against the Yankee Group, and their affiliates, based on fraud, unjust enrichment, breach of contract, tortuous interference, as well as other legal and equitable claims.

                           However, because no lawsuits have actually been initiated by either of these parties, we are unable to reasonably predict the ultimate resolution of these claims or our liability, if any, in connection therewith. Should a derivative or class action lawsuit be filed against us by the Yankee Group and/or Elenson, we would have to expend substantial resources to defend such actions, which could have a materially adverse affect on our operations and financial condition. In addition, if we were to lose such a lawsuit, and if we were required to rescind the Park City Group, Inc., acquisition and/or the related private placement, the impact of such an outcome could also have a materially negative impact on our operations and financial condition.

--------------------------------------------------------------------------------

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

12.  Commitments           Capital Leases - Continued
     and                   Amortization expense related to capitalized leases is
     Contingencies         included in depreciation  expense and was $0, $56,647
     Continued             and $51,651  for the periods  ended June 30, 2001 and
                           December 31, 2000 and 1999, respectively. Accumulated amortization was $7,721 and $109,076 as of June 30, 2001 and December 31, 2000, respectively.

                           Performance Shares of Common Stock
                           Pursuant to the reverse acquisition agreement, the Company has reserved Performance Shares of common stock for potential future issuance to the Company's shareholders equal to 35% of the common stock outstanding as of the date the Performance shares are earned. Based on outstanding shares of common stock of 149,276,564 at June 30, 2001, approximately 52,250,000 Performance Shares of common stock could be issued. The Performance Shares are issuable in annual installments as follows:

                              o For the twelve months ended December 31, 2001, an amount equal to one half of the total Performance Shares if the Company has earned net income before income taxes of at least $3,000,000.

                              o For the twelve months ended December 31, 2002, an amount equal to one half of the total Performance Shares if the Company has earned net income before income taxes of at least $4,200,000.

                              o If net income before income taxes is less than 33% of the required threshold during the period, then the Performance Shares will be forfeited.

                              o If net income before income taxes is between 33% and 80% of the required threshold during the period, then the Performance Shares for the period and the required threshold will be carried over to the next year, increasing both the aggregate threshold and the aggregate shares attainable for the period.

--------------------------------------------------------------------------------

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

12.  Commitments              o     If net income before income taxes is between
     and                            80%  and  100%  of  the  required  threshold
     Contingencies                  during  the  period,  then  the  Performance
     Continued                      Shares for the period will be  prorated  and
                                    the  remaining  Performance  Shares  for the
                                    period  will be  carried  over  to the  next
                                    year,   increasing   the  aggregate   shares
                                    attainable for the period.

                              o In the event of a carry forward into 2003, the required threshold will equal $4,200,000. There will be no carry forwards beyond 2003.

                           Operating Leases
                           In September 1998, the Company entered into a lease agreement for office space. Under the terms of the lease agreement, the Company was required to pay $16,723 per month with a 4% annual increase in the base rent through December 2000. The lease agreement was renewed in February 2001, and under the terms of the new agreement, the Company must pay $18,482 per month with a 4% annual increase in base rent until December 31, 2003. Total rent expense under this agreement for the period ended June 30, 2001 was $112,069. Total rent expense under this agreement, net of reimbursed rent expense of $51,000 which was paid by a related party for shared office space, was $166,306 for 2000. Total rent expense, net of reimbursed rent expense of $34,000 paid by a related party, was $157,715 for 1999.

                           The  Company  incurred   equipment  rent  expense  of
                           $7,934, $2,240 and $2,240 in the periods ended June 30, 2001, December 31, 2000 and 1999, respectively.

                           Future minimum lease payments for office space and equipment subsequent to June 30, 2001 are as follows:

                                         Year                     Amount

                                         2002                   $  240,255
                                         2003                      237,127
                                         2004                      120,763
                                                                ----------
                                         Total                  $  598,145
                                                                ==========

--------------------------------------------------------------------------------

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

13.  Employee              The  Company  offers an employee  benefit  plan under
     Benefit Plan          Section   401(k)  of  the  Internal   Revenue   Code.
                           Employees who have attained the age of 21 and have completed twelve months of service with the Company are eligible to participate. The Company matches 50% of the first 4% of each employee's contributions. The expense related to the plan for the periods ended
                           June  30,  2001,  December  31,  2000  and  1999  was
                           $28,257, $38,907 and $42,194, respectively.

14.  Stock                 Employee Stock Compensation
     Compensation          In  October  2000,   the  Company   entered  into  an
     Plans                 incentive stock option plan  indenture.  Officers and
                           employees of the Company are eligible to  participate
                           in the plan. Eligibility for participation expires on
                           the   ninetieth   day   following   the  end  of  the
                           participants   association  with  the  Company.   The
                           maximum  aggregate  number  of  shares  that  may  be
                           optioned   and   sold  is   200,000.   The   plan  is
                           administered by a Committee. The exercise price for each share of common stock purchasable under any incentive stock option granted under this plan shall be not less than 100% of the fair market value of the common stock, as determined by the stock exchange on which the common stock trades on the date of grant.
                           If the incentive stock option is granted to a shareholder who possesses more than 10% of the Company's voting power, then the exercise price shall be not less than 110% of the fair market value on the date of grant. All incentive stock options expire after 10 years. If the incentive stock option is held by a shareholder who possesses more than 10% of the Company's voting power, then the incentive stock option expires after five years. If the option holder is terminated, then the incentive stock options granted to such holder expire no later than three months after the date of termination. The reverse acquisition transacted in June 2001 qualifies as a termination for all option holders under this plan.
                           For option holders granted incentive stock options exercisable for the first time during any calendar year and in excess of $100,000 (determined by the fair market value of the shares of common stock as of the grant date), the excess shares of common stock shall not be deemed to be purchased pursuant to incentive stock options.

--------------------------------------------------------------------------------

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

14.  Stock                 Officers and Directors Stock Compensation
     Compensation          In  January  2001,   the  Company   entered  into  an
     Plans                 Officer's  and  Director's  Option  Plan.  This  plan
     Continued             authorizes the grant of  non-qualified  stock options
                           and incentive  stock options.  Officers and directors
                           of  the   Company   who   are  not   provided   other
                           compensation  by the  Company and who are not serving
                           as  designees  of  other   persons  are  eligible  to
                           participate in the plan.  Only those who are Officers
                           and Directors  who are also  employees may be awarded
                           incentive stock options. The maximum aggregate number
                           of shares that may be optioned and sold is 1,000,000.
                           The plan is administered  by a Committee.  Members of
                           the Company's Board of Directors  during the calendar
                           year starting on January 1, 2001 who are not provided
                           other  compensation  by the  Company  and who are not
                           serving  as  designees  of  other  persons  shall  be
                           compensated for their services during the period from
                           January 1, 2001 as follows:  (i) For basic service as
                           a Director,  each Director shall be granted an option
                           to  purchase  15,000  shares  of  common  stock at an
                           exercise price based on the last reported transaction
                           price reported on the OTC Bulleting Board on December
                           22, 2000.  These options will vest at a rate of 1,000
                           per  month,  with all  unvested  options  vesting  on
                           December  31,  2001.  (ii) For service on a permanent
                           committee,   the  option  will  be  increased  by  an
                           additional 10,000 shares that will vest at a rate of 800 per month, with all unvested options vesting on December 31, 2001. (iii) For service as the chair of a permanent committee, the option will be increased by an additional 5,000 shares that will vest at a rate of 400 shares per month, with all unvested options vesting on December 31, 2001. The Committee shall establish the exercise price at the time any option is granted. However, the exercise price for each share of common stock purchasable under any incentive stock option granted under this plan shall be not less than 100% of the fair market value of the common stock, as determined by the stock exchange on which the common stock trades on the date of grant.
                           If the incentive stock option is granted to a shareholder who possesses more than 10% of the Company's voting power, then the exercise price shall be not less than 110% of the fair market value on the date of grant. All incentive stock options expire after 10 years. If the incentive stock option is held by a shareholder who possesses more than 10% of the Company's voting power, then the incentive stock option expires after five years. If the option holder is terminated, then the incentive stock options granted to such holder expire no later than three months after the date of termination. The reverse acquisition transacted in June 2001 qualifies as a termination for all option holders under this plan.

--------------------------------------------------------------------------------

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

14.  Stock                 For options holders  granted  incentive stock options
     Compensation          exercisable  for the first time  during any  calendar
     Plans                 year and in excess  of  $100,000  (determined  by the
     Continued             fair market value of the shares of common stock as of
                           the grant date), the excess shares of common stock shall not be deemed to be purchased pursuant to incentive stock options.

                           Officers, Key Employees, Consultants and Directors Stock Compensation
                           In January 2000, the Company entered into a non-qualified stock option & stock incentive plan. Officers, key employees, consultants and directors of the Company are eligible to participate. The maximum aggregate number of shares which may be granted under this plan was originally 1,000,000 and was subsequently amended to 2,000,000 on March 8, 2000. The plan is administered by a Committee. The exercise price for each share of common stock purchasable under any incentive stock option granted under this plan shall be not less than 100% of the fair market value of the common stock, as determined by the stock exchange on which the common stock trades on the date of grant. If the incentive stock option is granted to a shareholder who possesses more than 10% of the Company's voting power, then the exercise price shall be not less than 110% of the fair market value on the date of grant. Each option shall be exercisable in whole or in installments as determined by the Committee at the time of the grant of such options. All incentive stock options expire after 10 years. If the incentive stock option is held by a shareholder who possesses more than 10% of the Company's voting power, then the incentive stock option expires after five years. If the option holder is terminated, then the incentive stock options granted to such holder expire no later than three months after the date of termination. For options holders granted incentive stock options exercisable for the first time during any fiscal year and in excess of $100,000 (determined by the fair market value of the shares of common stock as of the grant date), the excess shares of common stock shall not be deemed to be purchased pursuant to incentive stock options.

--------------------------------------------------------------------------------

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

14.  Stock                 A schedule of the  options  and  warrants at June 30,
     Compensation          2001 is as follows:
     Plans
     Continued

                                                              Number of
                                                     -----------------------------       Price per
                                                        Options        Warrants             Share
                                                     --------------------------------------------------
                           Outstanding at:
                             January 1, 1999           1,492,997              -        $  0.04 - 0.95
                             Granted                           -              -                     -
                             Exercised                    (9,722)             -                  0.04
                             Expired                     (85,200)             -                  0.94
                                                     --------------------------------------------------

                           Outstanding at:
                             December 31, 1999         1,398,075              -           0.04 - 0.95
                             Granted                           -              -                     -
                             Exercised                         -              -                     -
                             Expired                    (141,250)             -                  0.95
                                                     --------------------------------------------------

                           Outstanding at:
                             December 31, 2000         1,256,825              -           0.04 - 0.95
                             Assumed in
                              reverse acquisition        297,800        713,273           0.27 - 1.44
                             Exercised                         -              -                     -
                             Canceled                 (1,256,825)             -           0.04 - 0.95
                                                     --------------------------------------------------

                           Outstanding at:
                             June 30, 2001               297,800        713,273        $  0.27 - 1.44
                                                     ==================================================

                           Warrants
                           Prior to the reverse acquisition FTI issued 713,273 warrants. Of the warrants, 315,000 were issued to officers of the Company as a condition of employment, and 398,273 were issued to individuals in relation to certain transactions prior to the reverse acquisition and in relation to the reverse acquisition.

--------------------------------------------------------------------------------

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

15.  Stock-Based           The  Financial   Accounting  Standards  Board  issued
     Compensation          Statement of Financial  Accounting Standards No. 123,
                           "Accounting for Stock-Based  Compensation"  (FAS 123)
                           which established  financial accounting and reporting
                           standards  for  stock-based  compensation.   The  new
                           standard  defines a fair value  method of  accounting
                           for  an  employee  stock  option  or  similar  equity
                           instrument.  This statement gives entities the choice
                           between  adopting the fair value method or continuing
                           to use the  intrinsic  value method under  Accounting
                           Principles  Board (APB)  Opinion No. 25 with footnote
                           disclosures  of the pro  forma  effects  if the  fair
                           value method had been adopted.  The Company has opted
                           for the latter approach. All options outstanding were
                           assumed  as  a  result  of  the  reverse  acquisition
                           transaction. The Company did not issue options during
                           the   period    after   the   reverse    acquisition.
                           Accordingly,   no   compensation   expense  has  been
                           recognized for the stock option plans.

                           The following table summarizes information about fixed stock options and warrants outstanding at June 30, 2001:

                                               Options and Warrants Outstanding         Options Exercisable
                                          ----------------------------------------------------------------------
                                                            Weighted
                                                            Average        Weighted                    Weighted
                             Range of         Number       Remaining       Average       Number         Average
                             Exercise       Outstanding   Contractual      Exercise   Exercisable      Exercise
                              Prices        at 6/30/01    Life (Years)      Price      at 6/30/01        Price
                           -------------------------------------------------------------------------------------
                           $0.27 - 1.44      1,011,073        2.34          $ 0.85      1,011,073        $ 0.85
                           ======================================================================================

16.  Related Party         Fresh Market  Manager,  LLC (Formerly Known as Cooper
     Transactions          Fields,   LLC)  In  May  1999,  PCG   transferred  to
                           Riverview  Financial  Corporation   (Riverview)  (its
                           majority  shareholder)  all of its rights,  title and
                           interest in a certain  application  software  program
                           known  and   marketed  as  "Fresh   Market   Manager"
                           including  all  related  documentation,   copyrights,
                           patents,  intellectual  property and other materials.
                           The  agreement  specifically  excluded  all of  PCG's
                           other software  programs and  applications.  PCG also
                           retained  the  rights to the "Fresh  Market  Manager"
                           software   solely    necessary   to   perform   PCG's
                           obligations relating to the development and software enhancement contract that PCG had with a retail customer (see note 10).

--------------------------------------------------------------------------------

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

16.  Related Party         Fresh Market  Manager,  LLC (Formerly Known as Cooper
     Transactions          Fields, LLC) - Continued
     Continued             The chief  executive  of  Riverview,  who is also the
                           chief  executive  of PCG  then  assigned  the  "Fresh
                           Market Manager" software to Cooper Fields,  LLC (CF),
                           a Utah  limited  liability  company  which  had  been
                           formed  in April  1999 with the  chief  executive  as
                           managing   member.   CF  acquired  the   intellectual
                           property rights for $4,750,000 by a cash payment of $2,750,000 to Riverview and execution of a note payable in the amount of $2,000,000.

                           As part of the CF organizational and operational documents, the members agreed to an "Overhead Sharing and Referral Agreement" whereby CF would pay to PCG its allocable share of direct costs and expense. CF was to pay PCG the allocated cost in twelve monthly payments for one year with annual renewal terms. The amount was to cover the shared costs of facilities, personnel and operating costs. PCG recorded the reimbursed costs as a reduction to operating costs. Accordingly, shared cost reimbursements were $99,342 for the period from January 1, 2001 to April 5, 2001 (Date of Acquisition), $620,232 in 2000 and $413,488
                           in 1999. The agreement also provided for a referral fee to be paid to either company for the introduction of prospective customers. PCG received $82,326 in the year 2000 for a customer referral.

                           As of December 31, 2000, PCG had a receivable of $492,837 which was comprised of $371,355 for the overhead sharing costs, $26,350 for interest on the unpaid amount and $95,152, net, for shared development costs. As of December 31, 1999, PCG had a receivable of $76,594 which was comprised of $78,613 for the overhead sharing costs, $3,145 for interest on the unpaid amount and an offset of $5,164, net, for shared development costs.

                           Riverview Financial Corporation (Former Parent Company of PCG) PCG has a note payable with Riverview (see note 7). PCG, also, has a receivable from Riverview for certain expenses paid by PCG in 2000. The balance due PCG was $36,632 and $19,411 as of June 30, 2001 and December 31, 2000, respectively.

                           Note Payable PCG has a note payable in the amount of $2,750,000 at June 30, 2001 (see note 8).

--------------------------------------------------------------------------------

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

16.  Related Party         Chief Executive Officer
     Transactions          The Company has a receivable from its chief executive
     Continued             officer for certain non-business expenses paid by the
                           Company. The balance due the Company was $48,990, $46,396 and $10,836 as of June 30, 2001, December 31,
                           2000 and 1999, respectively.

17.  Fresh  Market         On April 5, 2001, PCG, Riverview,  and the members of
     Manager,  LLC         FMM,  entered into an  agreement  whereby the Company
     Acquisition           acquired the member  interests  in CF for  $3,750,000
                           (see note 1).

                           The agreement contains numerous covenants which provide certain limitations on compensation increases, dividends, related party transactions, borrowings and the creation of liens.

                           PCG's Chief Executive, who was the other member of CF, assigned his interest to the Company which makes the Company the sole owner of FMM. PCG's Chief Executive was elected as the sole manager of FMM.

18.  AmeriNet              PCG  entered  into a  reorganization  agreement  with
     Group.com,            AmeriNet Group.com, Inc. (AmeriNet) on June 13, 2001.
     Inc. Merger           AmeriNet had  previously  reported its  operations to
     Transaction           March 31,  2001 on form 10QSB.  AmeriNet  had several
                           transactions  subsequent  to March 31, 2001 and prior
                           to the  reverse  acquisition  with Park  City  Group.
                           AmeriNet   had  sold  off  or  closed  all   AmeriNet
                           operations, assets and liabilities prior to the reverse acquisition with Park City Group.

19.  Subsequent            Subsequent to June 30, 2001, the Company's default on
     Events                the $250,000  note  payable to a  partnering  company
                           (see note 6) entered litigation for collection by the partnering company. Management anticipates paying the principal and interest due, incurring no further damages.

--------------------------------------------------------------------------------

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

20.  Recent                SFAS No, 140,  Accounting for Transfers and Servicing
     Accounting            of   Financial   Assets   and    Extinguishments   of
     Pronounce-            Liabilities,  was issued in September  2000. SFAS No.
     ments                 140 is a replacement  of SFAS No 125,  Accounting for
                           Transfers  and  Servicing  of  Financial  Assets  and
                           Extinguishments   of   Liabilities.   Most   of   the
                           Provisions  of SFAS No. 125 were  carried  forward to
                           SFAS No. 140 without reconsideration by the Financial
                           Accounting  Standard  Board  (FASB),  and  some  were
                           changed only in minor ways.  In issuing SFAS No. 140,
                           the FASB included  issues and decisions that had been
                           addressed   and   determined   since   the   original
                           publication   of  SFAS  No.  125.  SFAS  No.  140  is
                           effective  for   transfers   after  March  31,  2001.
                           Management  does not expect the  adoption of SFAS No.
                           140 to have a significant impact on the financial position or results of operations of the Company.

--------------------------------------------------------------------------------

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

20.  Recent                In June  2001,  the  Financial  Accounting  Standards
     Accounting            Board  issued   Statement  of  Financial   Accounting
     Pronounce-            Standards  No. 141,  Business  Combinations,  and No.
     ments                 142,   Goodwill   and   Other   Intangible    Assets,
     Continued             collectively, the Statements. These Statements change
                           the  accounting for business  combinations,  goodwill
                           and intangible  assets.  Statement 141 eliminates the
                           pooling-of-interests   method   of   accounting   for
                           business  combinations except for qualifying business
                           combinations  that  were  initiated  prior to July 1,
                           2001.  Statement  141 also  changes  the  criteria to
                           recognize  intangible  assets  apart  from  goodwill.
                           Under  Statement 142,  goodwill and indefinite  lived
                           intangible  assets  are no longer  amortized  but are
                           reviewed annually for impairment,  or more frequently
                           if impairment indicators arise.  Separable intangible
                           assets  that have  finite  lives will  continue to be
                           amortized over their useful lives.  The  amortization
                           provisions  of  Statement  142 apply to goodwill  and
                           intangible  assets acquired after June 30, 2001. With
                           respect to goodwill and  intangible  assets  acquired
                           prior to July 1, 2001, the amortization provisions of
                           Statement   142  are   effective   upon  adoption  of
                           Statement 142. Pre-existing goodwill and intangibles will be amortized during the transition period until adoption. Companies are required to adopt Statement
                           142 in their fiscal year beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001. The
                           Company plans to adopt  Statement 142 effective  July
                           1, 2002. Goodwill will be tested for impairment at least annually using a two-step process that will start with an estimation of the fair value. The first step will screen for potential impairment, and the second step will measure the amount of impairment, if any. Management does not expect the adoption of SFAS
                           Nos. 141 and 142 to have a significant impact on the financial position or results of operations of the Company.

                           In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Management does not expect the adoption of SFAS No. 143 to have a significant impact on the financial position or results of operations of the Company.

--------------------------------------------------------------------------------
                                                                            F-35