Form 10QSB
period 2001-09-30
FIELDS TECHNOLOGIES INC
filed 2001-10-23
CIK 50471

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2001

                        Commission File Number 000-03718

                            FIELDS TECHNOLOGIES, INC.
       (Exact name of small business issuer as identified in its charter)


          Delaware                                       11-2050317
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


                     333 Main Street, Park City, Utah 84060
               (Address of principal executive offices) (Zip Code)

                                 (435) 649-2221
              (Registrant's telephone number, including area code)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding as of October 8, 2001
                -----                         ---------------------------------
    Common Stock, $.001 par value                        149,276,542

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                                      FIELDS TECHNOLOGIES, INC. AND SUBSUDIARIES
                                      Index to Consolidated Financial Statements
--------------------------------------------------------------------------------


                                                                         Page
                                                                         ----

Consolidated Balance Sheet as of
  September 30, 2001 (Unaudited)                                           3

Consolidated Statement of Income for the three months ended
  September 30, 2001 and 2000 (unaudited)                                  5

Consolidated Statement of Cash Flows for the three months ended
  September 30, 2001 and 2000 (unaudited)                                  6

Notes to Consolidated Financial Statements                                 7

                                                                   FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                       Consolidated Balance Sheet (Unaudited)
-------------------------------------------------------------------------------------------------------------


                                                                                           September 30,
                                                                                               2001
                                                                                        --------------------
         Assets
Current assets:
     Cash and cash equivalents                                                          $            67,121
     Receivables, net:
         Trade                                                                                      554,833
         Related parties                                                                             66,590
     Prepaid expenses and other current assets                                                       80,600
     Deferred tax asset                                                                             126,000
                                                                                        --------------------

                  Total current assets                                                              895,144

Property and equipment, net                                                                         191,803

Other assets:
     Deposits                                                                                        33,802
     Capitalized software costs, net                                                              1,005,829
     Deferred tax asset                                                                           1,110,000
                                                                                        --------------------

                  Total other assets                                                              2,149,631
                                                                                        --------------------

                                                                                        $         3,236,578
                                                                                        ====================


          See accompanying notes to consolidated financial statements.

                                                                   FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                       Consolidated Balance Sheet (Unaudited)
-------------------------------------------------------------------------------------------------------------


                                                                                           September 30,
                                                                                                2001
                                                                                         -------------------
         Liabilities and Stockholders' Deficit
Current liabilities:
     Line of credit                                                                       $         750,000
     Note payable                                                                                   250,000
     Note payable - related party                                                                    75,000
     Accounts payable                                                                               472,673
     Accrued liabilities                                                                            409,196
     Deposits for unissued stock                                                                    300,000
     Current portion of long-term debt                                                            1,503,931
     Deferred revenue                                                                               438,391
                                                                                         -------------------

                  Total current liabilities                                                       4,199,191
                                                                                         -------------------

Long-term liabilities:
     Related party notes payable                                                                  3,260,714
     Accrued interest on related party notes payable                                                356,177
     Long-term debt                                                                               1,254,005
                                                                                         -------------------

                  Total long-term liabilities                                                     4,870,896
                                                                                         -------------------

                  Total liabilities                                                               9,070,087
                                                                                         -------------------

Commitments

Stockholders' deficit:
     Preferred stock, $.01 par value, 20,000,000
       shares authorized, no shares issued                                                                -
     Common stock, $.01 par value, 175,000,000 shares
       authorized, 149,276,564 shares issued and outstanding                                      1,492,766
     Additional paid-in capital                                                                   1,829,539
     Stock subscriptions receivable                                                              (1,323,200)
     Accumulated deficit                                                                         (7,832,614)
                                                                                         -------------------

                  Total stockholders' deficit                                                    (5,833,509)
                                                                                         -------------------

                                                                                          $       3,236,578
                                                                                         ===================

          See accompanying notes to consolidated financial statements.

                                                                  FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                Consolidated Statement of Income (Unaudited)
------------------------------------------------------------------------------------------------------------


                                                                                 September 30,
                                                                     --------------------------------------

                                                                            2001              2000
                                                                     -------------------------------------
Revenues:
   Software licenses                                                  $       1,231,558 $         509,514
   Maintenance and support                                                      460,928           510,920
   Consulting and other                                                          45,555           115,516
                                                                     -------------------------------------

                                                                              1,738,041         1,135,950

Cost of revenues                                                                193,110           264,051
                                                                     -------------------------------------

         Gross profit                                                         1,544,931           871,899

Research and development                                                        237,263           313,983
Sales and marketing                                                             353,892           210,829
General and administrative expenses                                             373,167           166,849
                                                                     -------------------------------------

         Income from operations                                                 580,609           180,238
                                                                     -------------------------------------

Other income:
   Interest income                                                                    -             4,074
   Interest expense                                                            (160,415)          (48,054)
                                                                     -------------------------------------

         Income before income taxes                                             420,194           136,258

Provision for income taxes:
   Current                                                                            -                 -
   Deferred                                                                     164,000            53,000
                                                                     -------------------------------------

         Net income                                                   $         256,194 $          83,258
                                                                     =====================================

Weighted average shares, basic                                              149,277,000       109,624,000
                                                                     =====================================

Weighted average shares, diluted                                            149,278,000       109,624,000
                                                                     =====================================

Basic earnings per share                                              $            0.00 $            0.00
                                                                     =====================================

Diluted earnings per share                                            $            0.00 $            0.00
                                                                     =====================================

          See accompanying notes to consolidated financial statements.

                                                                    FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                              Consolidated Statement of Cash Flows (Unaudited)
--------------------------------------------------------------------------------------------------------------


                                                                          Three Months Ended September 30,
                                                                         ----------------------------------
                                                                                2001             2000
                                                                         ----------------------------------
Cash flows from operating activities:
   Net income                                                             $       256,194  $        83,258
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                                                 43,117           11,468
     Loss on sale of assets                                                         1,528                -
     Decrease (increase) in:
       Deferred tax assets                                                        164,000          (99,834)
       Trade receivables                                                          (20,658)         529,150
       Related party receivables                                                   19,032         (227,035)
       Prepaid expenses and other current assets                                  (72,105)         (14,530)
     (Decrease) increase in:
       Accrued interest to parent corporation                                      81,518                -
       Accrued liabilities                                                         14,207           24,875
       Accounts payable                                                          (148,588)           2,939
       Deferred revenue                                                        (1,097,351)          49,919
                                                                          ---------------------------------

         Net cash (used in) provided by
         operating activities                                                    (759,106)         360,210
                                                                          ---------------------------------

Cash flows from investing activities:
   Purchases of property and equipment                                            (16,520)         (81,262)
   Capitalization of software costs                                              (350,872)               -
                                                                          ---------------------------------

         Net cash used in
         investing activities                                                    (367,392)         (81,262)
                                                                          ---------------------------------

Cash flows from financing activities:
   Proceeds from collection of common stock subscriptions                         206,800                -
   Net proceeds from borrowing on line of credit                                  395,000                -
   Principal payments on capital leases                                            (1,663)         (26,383)
   Proceeds from note payable with related party                                   75,000                -
   Payments on note payable with related party                                          -         (387,000)
   Deposits for unissued stock                                                    300,000                -
                                                                          ---------------------------------

         Net cash provided by (used in)
         financing activities                                                     975,137         (413,383)
                                                                          ---------------------------------

Net decrease in cash and cash equivalents                                        (151,361)        (134,435)

Cash and cash equivalents, beginning of period                                    218,482          207,857
                                                                          ---------------------------------

Cash and cash equivalents, end of period                                  $        67,121  $        73,422
                                                                          ================================

          See accompanying notes to consolidated financial statements.

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              September 30, 2001
--------------------------------------------------------------------------------

1.   Summary of            Financial Results and Liquidity
     Significant           For the three months ended  September  30, 2001,  the
     Accounting            Company   experienced   a  net  cash   outflow   from
     Policies              operations,  and had current liabilities in excess of
                           current assets.

                           The Company believes that cash flow from increased sales, as well as the ability and commitment of its majority shareholder to contribute funds necessary for the Company to continue to operate, will allow the Company to fund its currently anticipated working capital, capital spending, and debt service requirements during the next twelve months. The financial statements do not reflect any adjustment should the Company's anticipated changes in the operations not be achieved.

                           Unaudited Financial Statements
                           In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position for the interim period. Results of operations for the three months ended September 30, 2001 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2002.

                           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for annual financial statements. Although the Company believes that the disclosures in these unaudited financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited annual financial statements included in the Company's June 30, 2001 Annual Report on Form 10-KSB.

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              September 30, 2001
--------------------------------------------------------------------------------

2.   Pro-Forma             The following  unaudited  proforma combined financial
     Financial Data        data is presented for  informational  purposes  only,
                           and  assumes  the  consolidation  of the  Company and
                           Fresh Market Manager, LLC as if the entities had been
                           together  for the three months  ended  September  30,
                           2000.  They  are not  necessarily  indicative  of the
                           results of operations  or of the  financial  position
                           which would have  occurred had the  acquisition  been
                           completed  during  the  period  or as of the date for
                           which  the  data  are  presented.  They  are also not
                           necessarily   indicative  of  the  Company's   future
                           results of operations or financial position.

                                                                       Three Months Ended September 30,
                                                                       --------------------------------
                                                                          2001               2000
                                                                       --------------------------------
                                                                                          (Proforma)
                           Revenues:
                                Software licenses                       $ 1,231,558      $    509,504
                                Maintenance and support                     460,928           510,920
                                Consulting and other                         45,555           115,516
                                                                        -----------      ------------

                                                                          1,738,041         1,135,940

                           Cost of revenues                                 193,110           328,586
                                                                        -----------      ------------

                                       Gross profit                       1,544,931           807,354

                           Research and development                         237,263           584,048
                           Sales and marketing                              353,892           233,453
                           General and administrative expenses              373,167           185,728
                                                                        -----------      ------------

                                       Income (loss) from operations        580,609          (195,875)

                           Other income:
                                Interest income                                   -             4,074
                                Interest expense                           (160,415)          (58,093)
                                                                        -----------      ------------

                                        Net income (loss) before
                                           income taxes                     420,194          (249,894)


                           Provision for income taxes:
                                Current                                           -                 -
                                Deferred                                    164,000                 -
                                                                        -----------      ------------

                                         Net income (loss)              $   256,194      $   (249,894)
                                                                        ===========      ============

Forward-Looking Statements

     This quarterly report on Form 10-QSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our Form 10-KSB annual report at June 30, 2001. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Item 2. Management's Discussion and Analysis or Plan of Operation.

         The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The terms "Company", "we", "our" or "us" are used in this discussion to refer to Fields Technologies, Inc. (formerly AmeriNet Group.com, Inc.) and its wholly owned subsidiary, Park City Group, Inc. (PCG) along with PCG's wholly owned subsidiary, Fresh Market Manager, LLC, (FMM) on a consolidated basis, except where the context clearly indicates otherwise.

         This information should be read in conjunction with our: i) Form 8-K and 8-K/A dated June 13, 2001; and ii) our June 30, 2001 Annual Report on Form 10-KSB, including the related consolidated financial statements .

Overview

         Our principal business is the design, development, marketing and support of our proprietary software products. These software products are designed to be used in retail businesses having multiple locations by assisting individual store locations and corporate management with managing daily business operations and communicating results of those operations in a timely manner.

         In accordance with U.S. generally accepted accounting principles, we have expensed all software development costs as incurred through December 31, 2000 with our software having been viewed as an evolving product. During January 2001, technological feasibility of a major revision to our Action Manager and Fresh Market Manager software and our 4x operating platform was established. In accordance with U.S. generally accepted accounting principles, development costs incurred from January 2001 through September 30, 2001, totaling $1,005,829 has been capitalized. These costs will be amortized on a straight-line basis over a period of four years. Amortization will begin when the products are available for general release to the public, which is anticipated in approximately January 2002. In addition, our consolidated balance sheet does not reflect any value attributable to intellectual property, the cost of which has been expensed as incurred. To date, development and intellectual property expenditures have resulted in the development of 20 different applications of our Action Manager software and different applications of our Fresh Market Manager software along with five granted software patents and three patent applications with numerous separate trademarks and copyrights. Through September 30, 2001, we have accumulated consolidated losses totaling $7,832,614 which, in part, includes consolidated net income of $256,194 for the three months ended September 30, 2001 and consolidated net loss of $629,632 for the six month transition period ended June 30, 2001. The net income through September 30, 2001 consisted of consolidated income from operations of $580,609, with net interest expense of $160,415 and deferred income tax expense of $164,000.

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

Management Discussion and Analysis

Financial Position

         We had $67,121 in cash and cash equivalents as of September 30, 2001 compared with $218,482 at June 30, 2001, representing a decrease of $151,361. This decrease in cash for the three months ended September 30, 2001 relates principally to operating costs in excess of cash received from sales revenues and financing activities.

         Working capital deficit as of September 30, 2001 decreased to $3,304,047 as compared to $3,483,012 at June 30, 2001. This $178,965 decrease in the working capital deficit for the three months ended September 30, 2001 is principally attributable to: (i) receipt of subscriptions receivable of $206,800; (ii) deposits of $300,000 for future issuances of common stock, iii) increase in cash of $395,000 drawn down on lines of credit; (iv) increase in cash of $75,000 from related party borrowings; v) net payments of $134,381 reducing accounts payable and accrued liabilities; and (vi) recognition of deferred revenue of $1,097,351 during the three months ended September 30, 2001.

Three Months Ended September 30, 2001 and 2000

         The consolidated financial statements presented in Item 1 as of and for the three months ended September 30, 2001 include the financial position and results of operations for Fields Technologies, Inc. and its subsidiaries, Park City Group, Inc. (PCG) and Fresh Market Manager, LLC (FMM). The statement of operations for the three months ended September 30, 2000 includes only the operating results of PCG, since FMM was not acquired by PCG until April 5, 2001.
Note 2 to the consolidated financial statements included in Item 1 presents proforma financial data for the three months ended September 30, 2001 and 2000 as if the companies were consolidated during both periods presented. The following discussion is based on the basic consolidated statements of operations presented with differences between the periods presented that are attributable to FMM's operating results for the three months ended September 30, 2000 identified separately as part of the applicable discussions.

         During the three months ended September 30, 2001, we had total revenues of $1,738,041 compared to $1,135,950 for the three months ended September 30, 2000. FMM had no revenues during the three months ended September 30, 2000. The difference in total revenue amounts presented is principally attributable to a reduction in deferred revenues during the comparable periods due to revenue recognition criteria being realized in addition to revenues from FMM of $388,700 during the three months ended September 30, 2001 with no FMM revenues for the comparable period in 2000.

         Research and development expenses for the three months ended September 30, 2001 were $237,263 compared with $313,983 during the comparable three month period ended September 30, 2000. The reduction in expense is primarily attributable to costs associated with the significant revisions to our Action Manager products and the 4x operating platform that were determined to be technologically feasible and were capitalized in accordance with U.S. generally accepted accounting principles. No software development costs were capitalized during the three months ended September 30, 2000. Overall software research and development costs increased during the three months ended September 30, 2001 when compared to the three months ended September 30, 2000, including related costs incurred by FMM recognized after its acquisition in April 2001.

         Sales and marketing expenses of $353,892 were incurred during the three months ended September 30, 2001, compared with $210,829 during the comparable three month period ended September 30, 2000. The difference relates primarily to an increase in sales personnel from 2 to 6 employees and related travel and other costs along with a general increase in marketing expenditures in anticipation of the release of the new 4x operating platform and the significant revisions to the Action Manager and Fresh Market Manager application programs. In addition, sales and marketing expenditures associated with FMM were included in the related expenditures for the three months ended September 30, 2001, but were excluded from the activity for the three months ended September 30, 2000.

         General and administrative expenses for the three months ended September 30, 2001 were $373,167 compared with $166,849 for the three months ended September 30, 2000. The increase relates principally to: i) approximately $18,000 related to FMM general and administrative expenses; and ii) approximately $185,000 of legal, accounting and other professional costs along with public and investor relations efforts associated with public company related activities that were not incurred by us during the three months ended September 30, 2000.

         Net interest expense for the three months ended September 30, 2001 was $160,415 compared to $48,054 for the three months ended September 30, 2000. The net interest expense increase is attributable principally to: (i) interest associated with the debt acquired during the 2001 period related to the acquisition of Fresh Market Manager, LLC; (ii) additional interest related to an increase in the average outstanding balance on the line of credit during the 2001 period; and (iii) interest related to an increase in the balance of the obligations due to our principal shareholder.

Liquidity and Capital Resources

         To date, we have financed our operations principally through revenues from software licensing, maintenance and support, consulting and related services along with short term bank borrowings, loans from a majority shareholder and more recently, private placements of equity securities. We generated $975,137 in net cash provided through financing activities during the three months ended September 30, 2001, compared with $413,383 used in financing activities during the three months ended September 30, 2000. During the three months ended September 30, 2001, we used $367,392 of net cash in investing activities compared with $81,262 of net cash used in investing activities during the three months ended September 30, 2000. We used $759,106 of net cash in operating activities during the three months ended September 30, 2001 compared with $360,210 of net cash provided by operating activities during the three months ended September 30, 2000. As of September 30, 2001, we had cash and cash equivalents amounting to $67,121, total current assets totaled $895,144 and current liabilities totaled $4,199,191. As such, these amounts represent an overall decrease of $3,304,047 in working capital deficit at September 30, 2001.

         Our working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including: (i) changes in the software industry and environment which may require additional modifications to our software and platforms; (ii) the pace at which our products are accepted by and sold into the market and the related sales effort and support requirements, and (iii) changes in existing financing arrangements. We intend to investigate opportunities to expand into compatible businesses through possible acquisitions or alliances. In addition, there may be unanticipated additional working capital and other capital requirements to consummate such transactions and oversee related operations.

         At September 30, 2001, we had had not committed any funds for capital expenditures. We have committed to spend $55,446 in operating lease payments for physical facilities during the remainder of 2001 and $230,655 and $239,882 in lease payments for those same physical facilities for 2002 and 2003, respectively. In addition, at September 30, 2001, we had outstanding certain capital lease obligations related to certain equipment. We are obligated to pay $3,605 during the remainder of 2001 and $3,840 during 2002 related to those capital leases. At September 30, 2001, we had debt obligations outstanding in the principal amounts of $7,093,650 plus accrued interest. These loans bear interest at various rates between 6 percent per annum and 17.4 percent per annum. Of these outstanding debt obligations, a total of $3,260,714 plus accrued interest is payable to our majority shareholder, Riverview Financial Corp. In addition, and in connection with the acquisition of the 100% interest in Fresh Market Manager, LLC, we have an obligation to pay $2,750,000 to Cooper Capital, LLC. This obligation is payable in installments of $1,000,000 on or before December 31, 2001, $500,000 on June 20, 2002 and the remaining $1,250,000 on
December 20, 2002. Interest on this loan accrues at a rate of 10% on any unpaid balance and is payable monthly. In addition to the generation of net income from operations to finance our operations and satisfy debt obligations, we expect that we will also require additional capital infusions to be derived from debt or equity financings.

         As of October 8, 2001, we had outstanding stock options and warrants to sell 1,011,073 shares of common stock with exercise prices varying from $.27 to $1.44 per share. All of the options and warrants are fully vested at October 8, 2001. The exercise of all of these outstanding options and warrants would result in an equity infusion of $855,504. There is no assurance that any of these options or warrants will be exercised.

Inflation

         We do not expect the impact of inflation on our operations to be significant.


                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

As of September 30, 2001, we are involved in the following litigation:

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

         The first demand letter was issued on October 1, 2001 by The Yankee Companies, Inc. ("Yankee Group"), an "investor relations" firm. The Yankee Group has threatened to initiate "derivative and class action lawsuits, as well as other judicial and regulatory actions" if we refuse to seek rescission of our acquisition of Park City Group, Inc., and the entire private placement related thereto (totaling approximately $2,040,000) consisting of cash collected and subscriptions receivable. The Yankee Group has asserted that Park City Group, Inc., made material misrepresentations and omissions to Fields Technologies, Inc. (then operating as AmeriNet Group.com, Inc.) in connection with that acquisition and related private placement.

         The second "demand letter" was issued on October 2, 2001 by shareholder, Debra Elenson ("Elenson"). Elenson alleges that she purchased 750,000 of the Company's common stock for a total of $127,500, based on material misrepresentations concerning our financial position.

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

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      INDEX TO EXHIBITS

Exhibit Number                              Description

2.1 Reorganization Agreement dated May 31, 2001 between AmeriNet Group.com, Inc., Randall K. Fields and Riverview Financial Corp. (Incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K, dated June 13, 2001).

2.2 First Amendment to Reorganization Agreement dated June 11, 2001 between AmeriNet Group.com, Inc., Randall K. Fields and Riverview Financial Corp. (Incorporated by reference to Exhibit 2.2 of the Company's Report on Form 8-K, dated June 13, 2001).

2.3 Second Amendment to Reorganization Agreement dated June 13, 2001 between AmeriNet Group.com, Inc., Randall K. Fields and Riverview Financial Corp. (Incorporated by reference to Exhibit 2.3 of the Company's Report on Form 8-K, dated June 13, 2001).

2.4 Share Exchange Agreement dated June 11, 2001, between AmeriNet Group.com, Inc. and Riverview Financial Corp. (Incorporated by reference to Exhibit 2.4 of the Company's Report on Form 8-K, dated June 13, 2001).

2.5 Rescission Agreement dated October 8, 2001, effective June 30, 2001, between Fields Technologies, Inc. fka AmeriNet Group.com, Inc. and Riverviews Financial Corp.

2.6 Promissory Note dated January 1, 2001, between Park City Group, Inc. and Riverview Financial Corp. in the amount of $2,150,000.

2.7 Promissory Note dated April 5, 2001, between Park City Group, Inc. and Riverview Financial Corp. in the amount of $1,110,713.88.

2.8 Promissory Note dated April 5, 2001, between Park City Group, Inc. and Cooper Capital, LLC in the amount of $2,750,000.

2.9 Promissory Note dated May 18, 2001 between Park City Group, Inc. and Bank One, Utah, N.A.. in the amount of $500,000.

2.10 Promissory Note dated April 10, 2001 dated April 10, 2001 between Cooper Fields, LLC (now known as Fresh Market Manager, LLC) and Bank One, Utah, N.A. in the amount of $250,000.

2.11 Lease Agreement dated February 28, 2001 between Park City Group, Inc. and Park City Main Street Mall, L.C.

3.1 Certificate of Amendment of Certificate of Incorporation of AmeriNet Group.com, Inc. filed June 20, 2001 (name change). (Incorporated by reference to Exhibit 3.1 of the Company's Report on Form 8-K, dated June 13, 2001).

3.2 Certificate of Amendment of Certificate of Incorporation of AmeriNet Group.com, Inc. filed June 7, 2001 (increase in authorized shares). (Incorporated by reference to Exhibit 3.2 of the Company's Report on Form 8-K, dated June 13, 2001).

3.3 Certificate of Amendment to Certificate of Designation, Preferences & Rights of Class A Preferred Stock dated February 12, 2001. (Incorporated by reference to Exhibit 3.i.5 of AmeriNet Group.com, Inc.'s Report on Form 8-K, dated April 13, 2001).

3.4 Certificate of Incorporation, as of December 8, 1964. (Incorporated by reference to the applicable exhibit filed with Form 10-KSB, dated December 31, 1991).

3.5 Certificate of Amendment of Certificate of Incorporation, dated July 5, 1995. (Incorporated by reference to the applicable exhibit filed with Form 10-KSB, dated December 31, 1999).

3.6 Certificate of Amendment of Certificate of Incorporation, dated July 7, 1999. (Incorporated by reference to the applicable exhibit filed with Form 8-K on July 12, 1999).

3.7 Amended and Restated By-Laws as of December 1999. (Incorporated by reference to the applicable exhibit filed with Form 8-K on December 16,
         1999).

4.1 Corrected Version, 2001 Officers' & Directors' Stock Option Plan Effective as of January 1, 2001. (Incorporated by reference to Exhibit
         4.6 of AmeriNet Group.com, Inc.'s Report on Form 8-K, dated April 13,
         2001).

4.2 Amended Non-Qualified Stock Option & Stock Incentive Plan Indunture Effective as of March 8, 2000. (Incorporated by reference to Exhibit
         4.5 of AmeriNet Group.com, Inc.'s Report on Form 10-KSB, dated June 30,
         2000).

99.1 Employment Agreement between Park City Group, Inc. and Randall K. Fields dated effective January 1, 2001. (Incorporated by reference to Exhibit 99.2 of the Company's Report on Form 8-K, dated June 13, 2001).

(b)      Reports on Form 8-K:

         On August 1, 2001, the Company filed a Current Report on Form 8-K, dated July 27, 2001, disclosing under Item 4, information relating to the Company's in certifying accountant.

         On August 28, 2001, the Company filed and Amendment to a Current Report on Form 8-K/A, originally filed June 28, 2001 and dated June 13, 2001, disclosing under item 2 information relating to the Company's acquisition of assets and in Item 7 the financial statements and related pro forma financial information relating to that acquisition.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: October 22, 2001                          FIELDS TECHNOLOGIES, INC.

                                                By /s/ Randall K. Fields
                                                  -----------------------------
                                                  Randall K. Fields, President
                                                  and Chief Executive Officer



Date: October 22, 2001


                                                By   /s/ Narayan Krishnan
                                                  -----------------------------
                                                  Narayan Krishnan,
                                                  Chief Financial Officer