Form 10QSB
period 2001-12-31
FIELDS TECHNOLOGIES INC
filed 2002-02-14
CIK 50471

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 2001

                        Commission File Number 000-03718

                            FIELDS TECHNOLOGIES, INC.
                            -------------------------
       (Exact name of small business issuer as identified in its charter)


          Delaware                                          11-2050317
          --------                                          ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                     333 Main Street, Park City, Utah 84060
                     --------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (435) 649-2221
                                 --------------
              (Registrant's telephone number, including area code)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding as of February 10, 2002
             -----                          -----------------------------------
 Common Stock, $.001 par value                          155,476,564

                   FIELDS TECHNOLOGIES, INC. AND SUBSUDIARIES
                   Index to Consolidated Financial Statements





                                                                          Page

Part 1 - Financial Information

Item 1 - Financial Statements

         Consolidated Balance Sheet as of December 31, 2001
         (unaudited)                                                       2-3

         Consolidated Statement of Income for the three and
         six months ended December 31, 2001 and 2000 (unaudited)            4

         Consolidated Statement of Cash Flows for the six months
         ended December 31, 2001 and 2000 (unaudited)                       5

         Notes to Consolidated Financial Statements                        6-10

Item 2 - Management's Discussion and Analysis of Financial Condition
         and results of Operations                                         12-17


Part 2 - Other Information

Item 1 - Legal Information                                                  17

Item 2 - Changes in the Securities                                          18

Item 3 - Defaults Upon Senior Securities                                    18

Item 4 - Submission of Matter to Vote of Security Holders                   18

Item 5 - Other Information                                                  18

Item 6 - Exhibits                                                           18

--------------------------------------------------------------------------------

                                                                FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                    Consolidated Balance Sheet (Unaudited)

         Assets
Current assets:
     Cash and cash equivalents                                                          $          584,531
     Receivables, net:
         Trade                                                                                     233,378
         Related parties                                                                           130,602
     Prepaid expenses and other current assets                                                     155,892
     Deferred tax asset                                                                            126,000
                                                                                        ------------------

                  Total current assets                                                           1,230,403

Property and equipment, net                                                                        154,468

Other assets:
     Deposits                                                                                       33,802
     Capitalized software costs, net                                                             1,427,222
     Deferred tax asset                                                                          1,007,000
                                                                                        ------------------

                  Total other assets                                                    $        2,468,024
                                                                                        ------------------




                                                                                        $        3,852,895
                                                                                        ==================

See accompanying notes to consolidated financial statements.

----------------------------------------------------------------------------------------------------------

                                                                FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                    Consolidated Balance Sheet (Unaudited)


         Liabilities and Stockholders' Deficit
Current liabilities:
     Bank line of credit                                                                $          750,000
     Note payable to corporation                                                                   183,157
     Note payable to individual                                                                  2,750,000
     Accounts payable                                                                              585,065
     Accrued liabilities                                                                           393,787
     Deposits for unissued stock                                                                   329,880
     Deferred revenue                                                                              547,712
                                                                                        ------------------

                  Total current liabilities                                                      5,539,601
                                                                                        ------------------

Long-term liabilities:
     Related party notes payable                                                                 3,260,714
     Accrued interest on related party notes payable                                               450,716
                                                                                        ------------------

                  Total long-term liabilities                                                    3,711,430
                                                                                        ------------------

                  Total liabilities                                                              9,251,031
                                                                                        ------------------

Commitments

Stockholders' deficit:
     Preferred stock, $.01 par value, 20,000,000
       shares authorized, no shares issued                                                               -
     Common stock, $.01 par value, 175,000,000 shares
       authorized, 152,076,564 shares issued and outstanding                                     1,520,766
     Additional paid-in capital                                                                  2,185,743
     Stock subscriptions receivable                                                            (1,433,200)
     Accumulated deficit                                                                       (7,671,445)
                                                                                        ------------------

                  Total stockholders' deficit                                                  (5,398,136)
                                                                                        ------------------



                                                                                        $        3,852,895
                                                                                        ==================
See accompanying notes to consolidated financial statements.

----------------------------------------------------------------------------------------------------------
                                                                                                         3

                                                                           FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                         Consolidated Statement of Income (Unaudited)


                                                    Three Months Ended                    Six Months Ended
                                                        December 31,                        December 31,
                                            -------------------------------------------------------------------------
                                                   2001              2000              2001              2000
                                            -------------------------------------------------------------------------
Revenues:
   Software licenses (note 5)               $        1,171,418  $        105,190  $      2,402,976  $        614,704
   Maintenance and support                             473,929           592,145           934,858         1,103,065
   Consulting and other                                  6,588           345,043            52,143           460,559
                                            -------------------------------------------------------------------------
                                                     1,651,935         1,042,378         3,389,977         2,178,328

Cost of revenues                                       162,952           275,615           356,062           539,666
                                            -------------------------------------------------------------------------

         Gross profit                                1,488,983           766,763         3,033,915         1,638,662
                                            -------------------------------------------------------------------------

Research and development                               142,946           347,620           380,209           661,603
Sales and marketing                                    426,756           176,266           780,648           387,095
General & administrative expenses                      405,712           536,171           778,879           770,020
Stock options issued                                    79,638                 -            79,638                 -
                                            -------------------------------------------------------------------------

         Income (loss) from operations                 433,931          (293,294)        1,014,541          (180,056)
                                            -------------------------------------------------------------------------

Other income (expense):
   Interest income                                           -            25,087                 -            29,160
   Interest expense                                   (169,761)          (81,473)         (330,178)         (129,526)
                                            -------------------------------------------------------------------------

         Income (loss) before
           income taxes                                264,170         (349,680)           684,363         (280,422)
                                            -------------------------------------------------------------------------

Provision for income taxes:
   Current                                                   -            52,431                 -            52,431
   Deferred                                            103,000           940,000           267,000           940,000
                                            -------------------------------------------------------------------------

         Net income (loss)                  $          161,170  $     (1,342,111)  $       417,363  $     (1,272,853)
                                            =========================================================================

Weighted average shares, basic                     150,392,000       109,624,000       149,834,000       109,624,000
                                            =========================================================================

Weighted average shares, diluted                   153,661,000       109,624,000       151,469,000       109,624,000
                                            =========================================================================

Basic earnings (loss) per share             $             0.00  $          (0.01)  $          0.00  $          (0.01)
                                            =========================================================================

Diluted earnings (loss) per share           $             0.00  $          (0.01)  $          0.00  $          (0.01)
                                            =========================================================================

See accompanying notes to consolidated financial statements.

----------------------------------------------------------------------------------------------------------------------
                                                                                                                     4

                                                                  FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                            Consolidated Statement of Cash Flows (Unaudited)


                                                                                  Six Months Ended
                                                                                    December 31,
                                                                           --------------------------------
                                                                                2001             2000
                                                                           --------------------------------
Cash flows from operating activities:
   Net income (loss)                                                       $     417,363     $  (1,272,853)
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
     Depreciation and amortization                                                87,741           183,437
     Loss on sale of assets                                                        4,133                 -
     Compensation expense on issuance of stock and stock options                  95,638                 -
     Decrease (increase) in:
       Deferred tax assets                                                       267,000           940,000
       Trade receivables                                                         300,797           642,654
       Related party receivables                                                  19,032          (66,167)
       Prepaid expenses and other current assets                                (115,397)          (11,339)
     (Decrease) increase in:
       Accrued interest on long-term related party notes payable                 175,380            (2,833)
       Accrued liabilities                                                         5,204           153,318
       Accounts payable                                                          (36,196)          194,428
       Deferred revenue                                                         (988,030)          169,278
                                                                          ---------------------------------
         Net cash provided by
         operating activities                                                    232,665           929,923
                                                                          ---------------------------------

Cash flows from investing activities:
   Purchases of property and equipment                                           (26,414)          (27,770)
   Capitalization of software costs                                             (772,265)                -
                                                                          ---------------------------------

         Net cash used in
         investing activities                                                   (798,679)          (27,770)
                                                                          ---------------------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                         82,554                 -
   Proceeds from collection of common stock subscriptions                        206,800                 -
   Net proceeds from borrowing on line of credit                                 395,000           150,000
   Principal payments on capital leases                                           (3,328)          (25,208)
   Principal payments on notes payable                                           (78,843)                -
   Payments on note payable                                                            -          (137,000)
   Deposits for unissued stock                                                   329,880                 -
                                                                          ---------------------------------

         Net cash provided by (used in)
         financing activities                                                    932,063           (12,208)
                                                                          ---------------------------------

Net decrease in cash and cash equivalents                                        366,049           889,945

Cash and cash equivalents, beginning of period                                   218,482           209,297
                                                                          ---------------------------------

Cash and cash equivalents, end of period                                  $      584,531     $   1,099,242
                                                                          =================================

See accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------------
                                                                                                           5

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001


1.   Summary of            Financial Results and Liquidity
     Significant           As of December 31, 2001, the Company had current
     Accounting            liabilities in excess of current assets.
     Policies
                           As current and potential customers have anticipated the general release of the Company's major revisions of its Action Manager, Fresh Market Manager, and 4x operating platform, ongoing communications with and commitments from the Company's current customers and potential customers indicate sales of the revised products could increase significantly upon general release of the revised applications and operating platform.

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

                           Unaudited Financial Statements
                           In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position for the interim period. Results of operations for the three months and six months ended December 31, 2001 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2002.

--------------------------------------------------------------------------------

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001


1.   Summary of            The accompanying unaudited financial statements have
     Significant           been prepared in accordance with accounting
     Accounting            principles generally accepted in the United States of
     Policies              America for annual financial statements. Although the
     Continued             Company believes that the disclosures in these
                           unaudited financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited annual financial statements included in the Company's June 30, 2001 Annual Report on Form
                           10-KSB/T.

                           Net Earnings (Loss) Per Common Share
                           Net earnings (loss) per common share for the three months and six months ended December 31, 2001 and 2000 is based on the weighted average number of shares outstanding during the period.


2.   Supplemental          Interest paid during the six months ended
     Disclosure of         December 31, 2001 and 2000 was $124,352, and $79,793,
     Cash Flow             respectively.
     Information
                           Income taxes paid during the six months ended
                           December 31, 2001 and 2000 was $0.

--------------------------------------------------------------------------------

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001


2.   Supplemental          2001
     Disclosure of         During the six months ended December 31, 2001, the
     Cash Flow             Company issued shares of common stock pursuant to
     Information           Subscription Agreements. The investors received a
                           combination of shares of common stock, options to purchase shares of common Continued stock and license agreements for certain of the Company's Action
                           Manager software products. The net proceeds of the common stock issuances are as follows:

                           Gross cash received                     $  1,240,000
                           Less: deposits for unissued stock           (329,880)
                           Less: software licensing revenue            (809,316)
                           Less: offering costs                         (18,250)
                                                                   ------------
                           Net cash proceeds from issuance
                             of common stock                       $     82,554
                                                                   ============

                           The Company also issued 2,175,000 options to purchase shares of common stock pursuant to the Subscription Agreements, and the Company recognized $79,638 of expense for the fair market value of the options in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

                           The Company issued 400,000 shares of common stock pursuant to a Consulting Agreement, and will recognize $48,000 of expense over the agreement.

                           The Company also settled a note payable currently in default during the six months ended December 31, 2001, and incurred $12,000 of legal and miscellaneous costs which were added to the principal balance of the note payable.

                           2000
                           During the six months ended December 31, 2000, the Company entered into a capital lease obligation for the acquisition of equipment with a cost of $16,350.

--------------------------------------------------------------------------------

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001

3.   Notes Payable         The Company has the following short-term notes
                           payable at December 31, 2001:

                           Note payable to a former owner at an interest rate of
                           12%, due through October 2002 and secured by Company
                           stock, a condominium owned by an officer and major
                           shareholder of the Company, and guarantees by
                           Riverview (former parent and beneficially owned by
                           the Company's major stockholder) and an officer and
                           the major shareholder of the Company                         $        2,750,000

                           Note payable to a partnering company with an interest
                           rate of 10%, due through August 2002 and secured by
                           the Company's assets                                                    183,157

                           Line of credit payable to a bank with an interest
                           rate of the bank's prime lending rate of 7%, total
                           available of $250,000, due in March 2002 and secured
                           by the Company's cash, securities, financial assets
                           and other investment property                                           250,000

                           Line-of-credit payable to a bank at an interest rate
                           of 8% (the bank's prime lending rate plus 1%), total
                           available of $500,000, due May 2002, and secured by a
                           personal guarantee of the Company's major shareholder                   500,000
                                                                                        ------------------

                                                                                        $        3,683,157
                                                                                        ==================

                           Financial statement presentation is as follows at December 31, 2001:

                           Note payable to individual                                   $        2,750,000
                           Bank line of credit                                                     750,000
                           Note payable to corporation                                             183,157
                                                                                        ------------------

                                                                                        $        3,683,157
                                                                                        ==================

-----------------------------------------------------------------------------------------------------------
                                                                                                          9

                                      FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001


4.   Related Party         The Company had the following related party notes
     Notes                 payable at December 31, 2001:
     Payable

                           Notes payable to a stockholder at an interest rate of
                           10% due in April 2003 and unsecured                          $        3,260,714

5.   Related Party         During the three months and six months ended
     Transactions          December 31, 2001, the Company sold software licenses
                           to related parties and recognized revenue of approximately $268,000.

6.   Stock                 The Company sold stock to individuals and as of
     Subscriptions         December 31, 2001 has not received all of the
     Receivable            proceeds related to the stock sales. The unreceived
                           proceeds have been recorded as Stock subscriptions receivable and included as an increase to Stockholders' deficit in the consolidated financial statements.

7.   Recent                In July 2001, SFAS No. 141, "Business Combinations"
     Accounting            and SFAS No. 142, "Goodwill and Other Intangible
     Pronounce-            Assets" were issued. SFAS 142 addresses financial
     ments                 accounting and reporting for acquired goodwill and
                           other intangible assets. It requires, among other things, that companies no longer amortize Accounting goodwill, but instead test goodwill for impairment at least annually. SFAS Pronounce- 142 is required to be applied for fiscal years beginning after December 15, ments 2001. The Company will assess how the adoption of SFAS 141 will affect the recording of any future acquisitions.

                           The FASB recently issued FASB Statement No. 143 Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This Statement amends SFAS 19. The effective date for this Statement is June 15, 2002. The Company has tangible long-lived assets and will assess how the adoption of SFAS 143 will impact its financial position and future operations.

                           The FASB recently issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Statement 144 is effective for fiscal years beginning after December 15, 2001. Management has not determined the potential impact its financial position or results of operations.

--------------------------------------------------------------------------------

Forward-Looking Statements

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our Form 10-KSB annual report at June 30, 2001. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

--------------------------------------------------------------------------------

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

This information should be read in conjunction with our: i) Form 8-K and 8-K/A dated June 13, 2001; ii) our June 30, 2001 Annual Report on Form 10-KSB, and
iii) our September 30, 2001 Quarterly Report on Form 10-QSB, including the related consolidated financial statements.

Overview

Our principal business is the design, development, marketing and support of our proprietary software products. These software products are designed to be used in retail businesses having multiple locations by assisting individual store locations and corporate management with managing daily business operations and communicating results of those operations in a timely manner.

In accordance with U.S. generally accepted accounting principles, we have expensed all software development costs as incurred through December 31, 2000 with our software having been viewed as an evolving product. During January 2001, technological feasibility of a major revision to our Action Manager and Fresh Market Manager software and our 4x operating platform was established. In accordance with U.S. generally accepted accounting principles, development costs incurred from January 2001 through December 31, 2001, totaling $1,427,222 has been capitalized. These costs will be amortized on a straight-line basis over a period of four years. Amortization will begin when the products are available for general release to the public, which is anticipated in approximately June 2002. In addition, our consolidated balance sheet does not reflect any value attributable to intellectual property, the cost of which has been expensed as incurred. To date, development and intellectual property expenditures have resulted in the development of 20 different applications of our Action Manager software and different applications of our Fresh Market Manager software along with five granted software patents and three patent applications with numerous separate trademarks and copyrights. Through December 31, 2001, we have accumulated consolidated losses totaling $7,671,445, which in part, includes consolidated net income of $417,363 for the six months ended December 31, 2001. The net income for the six months ended December 31, 2001 consisted of consolidated income from operations of $1,014,541, with net interest expense of $330,178 and deferred income tax expense of $267,000.
We plan to actively market our current software products both domestically and internationally. We also intend to enhance our existing software products and develop new software applications to augment our existing portfolio of products. In addition, we are actively pursuing potential acquisitions of existing technologies and businesses that are compatible with our existing business operations and products.

Management Discussion and Analysis

Financial Position

We had $584,531 in cash and cash equivalents as of December 31, 2001 compared with $218,482 at June 30, 2001, representing an increase of $366,049. This increase in cash for the six months ended December 31, 2001 relates principally to prepaid annual maintenance revenues received prior to year-end as well as cash received from sales revenues and financing activities.

Working capital deficit as of December 31, 2001 increased to $4,309,198 as compared to $3,483,012 at June 30, 2001. This $826,186 increase in the working capital deficit for the six months ended December 31, 2001 is principally attributable to: i) approximately $1,250,000 of previously Long-term debt becoming a current liability ii) deposits of $329,880 for future issuances of common stock iii) an additional $395,000 being drawn on the bank lines of credit
iv) recognition of deferred revenue of $988,830 during the six months ended December 31, 2001.

--------------------------------------------------------------------------------

Results of Operations

Six Months Ended December 31, 2001 and 2000

The consolidated financial statements presented in Item 1 as of and for the six months ended December 31, 2001 include the financial position and results of operations for Fields Technologies, Inc. and its subsidiaries, Park City Group, Inc. (PCG) and Fresh Market Manager, LLC (FMM). The statement of operations for the six months ended December 31, 2000 includes only the operating results of PCG, since FMM was not acquired by PCG until April 5, 2001.

During the six months ended December 31, 2001, we had total revenues of $3,389,977 compared to $2,178,328 for the six months ended December 31, 2000. The difference in total revenue amounts presented is principally attributable to increased license sales. The Company recorded sales of approximately $809,000 to individuals who also purchased stock of the Company.

Research and development expenses for the six months ended December 31, 2001 were $380,209 compared with $661,603 during the comparable six-month period ended December 31, 2000. The reduction in expense is primarily attributable to costs associated with the significant revisions to our Action Manager products and the 4x operating platform that were determined to be technologically feasible and were capitalized in accordance with U.S. generally accepted accounting principles. No software development costs were capitalized during the six months ended December 31, 2000. Overall software research and development costs, when considering both capitalized research and development costs and expensed research and development expenses, increased during the six months ended December 31, 2001 when compared to the six months ended December 31, 2000, including related costs incurred by FMM recognized after its acquisition in April 2001.

Sales and marketing expenses of $780,648 were incurred during the six months ended December 31, 2001, compared with $387,095 during the comparable six-month period ended December 31, 2000. The difference relates primarily to an increase in sales personnel from 2 to 7 employees and related travel and other costs along with a general increase in marketing expenditures in anticipation of the release of the new 4x operating platform and the significant revisions to the Action Manager and Fresh Market Manager application programs. In addition, sales and marketing expenditures associated with FMM were included in the related expenditures for the six months ended December 31, 2001, but were excluded from the activity for the six months ended December 31, 2000. General and administrative expenses for the six months ended December 31, 2001 were $778,879 compared with $770,020 for the six months ended December 31, 2000.

Net interest expense for the six months ended December 31, 2001 was $330,178 compared to $129,526 for the six months ended December 31, 2000. The net interest expense increase is attributable principally to: (i) interest associated with the debt acquired during the 2001 period related to the acquisition of Fresh Market Manager, LLC; (ii) additional interest related to an increase in the average outstanding balance on the line of credit during the 2001 period; and (iii) interest related to an increase in the balance of the obligations due to our principal shareholder.

Three Months Ended December 31, 2001 and 2000

The consolidated financial statements presented in Item 1 as of and for the three months ended December 31, 2001 include the financial position and results of operations for Fields Technologies, Inc. and its subsidiaries, Park City Group, Inc. (PCG) and Fresh Market Manager, LLC (FMM). The statement of operations for the three months ended December 31, 2000 includes only the operating results of PCG, since FMM was not acquired by PCG until April 5, 2001.

During the three months ended December 31, 2001, we had total revenues of $1,651,935 compared to $1,042,378 for the three months ended December 31, 2000. The difference in total revenue amounts presented is principally attributable to increased license sales. The license revenues for the three months ended December 31, 2001, included approximately $268,000 of related party license sales. The related party transactions were part of a program to provide the State of Utah with seed licenses to determine the feasibility of using the Company's technology in government. The Company recorded sales of approximately $809,000 to individuals who also purchased stock of the Company.

--------------------------------------------------------------------------------

Research and development expenses for the three months ended December 31, 2001 were $142,946 compared with $347,620 during the comparable three-month period ended December 31, 2000. The reduction in expense is primarily attributable to costs associated with the significant revisions to our Action Manager products and the 4x operating platform that were determined to be technologically feasible and were capitalized in accordance with U.S. generally accepted accounting principles. No software development costs were capitalized during the three months ended December 31, 2000. Overall software research and development costs, when considering both capitalized research & development costs and expensed research and development expenses, increased during the three months ended December 31, 2001 when compared to the three months ended December 31, 2000, including related costs incurred by FMM recognized after its acquisition in April 2001.

Sales and marketing expenses of $426,756 were incurred during the three months ended December 31, 2001, compared with $176,266 during the comparable three-month period ended December 31, 2000. The difference relates primarily to an increase in sales personnel from 2 to 7 employees and related travel and other costs along with a general increase in marketing expenditures in anticipation of the release of the new 4x operating platform and the significant revisions to the Action Manager and Fresh Market Manager application programs. In addition, sales and marketing expenditures associated with FMM were included in the related expenditures for the three months ended December 31, 2001, but were excluded from the activity for the three months ended December 31, 2000 as feasibility had not been reached.

General and administrative expenses for the three months ended December 31, 2001 were $405,712 compared with $536,171 for the three months ended December 31, 2000. The reduction is primarily attributable to one-time costs incurred during the three months ended December 31, 2000.

Interest expense for the three months ended December 31, 2001 was $169,761 compared to $81,473 for the three months ended December 31, 2000. The interest expense increase is attributable principally to: (i) interest associated with the debt acquired during the 2001 period related to the acquisition of Fresh Market Manager, LLC; (ii) additional interest related to an increase in the average outstanding balance on the line of credit during the 2001 period; and
(iii) interest related to an increase in the balance of the obligations due to our principal shareholder.

Liquidity and Capital Resources

To date, we have financed our operations principally through revenues from software licensing, maintenance and support, consulting and related services along with short term bank borrowings, loans from a majority shareholder and more recently, private placements of equity securities. We generated $932,063 in net cash provided through financing activities during the six months ended December 31, 2001, compared with $12,208 used in financing activities during the six months ended December 31, 2000. During the six months ended December 31, 2001, we used $798,679 of net cash in investing activities compared with $27,770 of net cash used in investing activities during the six months ended December 31, 2000. The difference is mainly attributable to $772,265 of software costs capitalized in the six months ending in December 31, 2001. No software costs were capitalized in the six months ending December 31, 2000. We generated $232,665 of net cash in operating activities during the six months ended December 31, 2001 compared with $929,923 of net cash provided by operating activities during the six months ended December 31, 2000. As of December 31, 2001, we had cash and cash equivalents amounting to $584,531, total current assets totaled $1,230,403 and current liabilities totaled $5,539,601. As such, these amounts represent an overall increase of $1,005,151 in working capital deficit during the three months ended December 31, 2001.

Our working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including: (i) changes in the software industry and environment which may require additional modifications to our software and platforms; (ii) the pace at which our products are accepted by and sold into the market and the related sales effort and support requirements, and
(iii) changes in existing financing arrangements. We intend to investigate opportunities to expand into compatible businesses through possible acquisitions or alliances. In addition, there may be unanticipated additional working capital and other capital requirements to consummate such transactions and oversee related operations. There can be no assurance that the Company will be successful in developing additional working capital.

--------------------------------------------------------------------------------

At December 31, 2001, we had not committed any funds for capital expenditures. We have committed to spend $230,655 and $239,882 in operating lease payments for physical facilities for 2002 and 2003, respectively. In addition, at December 31, 2001, we had outstanding certain capital lease obligations related to certain equipment. We are obligated to pay $3,840 during 2002 related to those capital leases. At December 31, 2001, we had debt obligations outstanding in the principal amounts of $6,943,871 plus accrued interest. These loans bear interest at various rates between 6 percent per annum and 17.4 percent per annum. Of these outstanding debt obligations, a total of $3,260,714 plus accrued interest is payable to our majority shareholder, Riverview Financial Corp. In addition, and in connection with the acquisition of the 100% interest in Fresh Market Manager, LLC, we have an obligation to pay $2,750,000 to Cooper Capital, LLC. This obligation has since been renegotiated and is payable in installments of $500,000 on January 2nd, 2002 (which was paid), $100,000 on January 20th 2002 (which was paid), $125,000 on February 20th, 2002, $150,000 on March 20th, 2002,
$175,000 on April 20th, 2002, $200,000 on May 20th, 2002, $500,000 on June 20th,
2002 and four equal installments of $250,000 on the 20th of each of the subsequent four months. Interest on this loan accrues at a rate of 12% on any unpaid balance and is payable monthly. In addition to the generation of net income from operations to finance our operations and satisfy debt obligations, we expect that we will also require additional capital infusions to be derived from debt or equity financings.

As of December 31, 2001, we had outstanding stock options and warrants to sell 3,786,073 shares of common stock with exercise prices varying from $.14 to $1.44 per share. 3,411,073 of the options and warrants are fully vested at December 31, 2001. The exercise of all of these outstanding options and warrants would result in an equity infusion of $1,455,502. There is no assurance that any of these options or warrants will be exercised.

Equity Financings

During the last two quarters, the Company raised capital through the sale of its securities in private offerings. The purchasers of such securities were accredited investors. The terms of the various transactions differed and are described below. Some of the transactions included the sale only of shares of common stock; others included common stock and options to purchase common stock. All transactions included an "assured" rate of return which is payable in additional shares of common stock. In connection with some of these transactions, licenses for the Company's proprietary software were sold to the investor. The following information describes each offering:

Quarter Ended September 30, 2001. During the Quarter Ended September 30, 2001, the Company entered into Subscription Agreements with two investors for the sale of 1,200,000 shares of the Company's common stock. At September 30, 2001 the Company had received deposits from such sale transaction. One of these investors was the Company's chief executive officer who made deposits for 400,000 of these shares. The other investor was subsequently made an officer in October 2001. In addition to the issuance of these 1,200,000 shares, the investors were granted certain licenses from part of the deposits to the Company's proprietary software subsequent to September 30, 2001. The total cash received by the Company for these transactions was $300,000, which was recorded at September 30, 2001 as a deposit for unissued stock. Subsequent to September 30, 2001, $167,916 was allocated to the purchase of the shares, ($0.14) per share, and $132,084 was allocated to the sales of the licenses. Subsequent to September 30, 2001, the investors received and then donated the licenses to the State of Utah.

These two investors were granted options to purchase 1,200,000 shares in total of the Company's common stock at $0.25 per share, as additional consideration for their investment. The options are exercisable at $.25 per share and expire October 31, 2003.

Each of these sales of shares included an "assured" annualized rate of return of 50%, which is further described below.

Quarter Ended December 31, 2001. During the quarter ended December 31, 2001, the Company sold, 4,600,000 shares of its common stock to 11 investors. In addition to the issuance of these 4,600,000 shares, the investors were granted certain licenses to the Company's proprietary software. The total cash to be received by the Company for these transactions is $1,150,000 of which $940,000 was received prior to December 31, 2001. Upon receipt of all cash proceeds, $472,772 will be allocated to the purchase of the shares, ($0.10) per share, and $677,228 will be allocated to the licenses. The investors donated the licenses to the State of Utah.

Four of the investors were granted options to purchase a total of 1,200,000 shares of the Company's common stock at $0.25 per share, as additional consideration for their investment. The options are exercisable at $.25 per share and expire October 31, 2003.

--------------------------------------------------------------------------------

Four of these investors were granted "put" options requiring the majority shareholder of the Company to repurchase the shares purchased at a price of $.275 per share if the shares are not registered within 12 months after issuance or listed on NASDAQ or an exchange. The total number of shares subject to the put option is 1,200,000. For each share in which the Company granted a put option, the Company has a call option, which entitles the Company to repurchase the shares under certain conditions.

Each of these sales of shares included an "assured" annualized rate of return of 50%, which is further described below.

Assured Rate of Return. As additional consideration for the purchasers of shares of the Company's common stock during the last two quarters, the Company has agreed to issue additional shares ("Assurance Shares") in connection with an "assured rate of return to the investors. Typical terms of the Assurance Shares, as set forth in the private offering transaction documents, are as follows:

Annualized Rate of Return Assurance

Upon our acceptance of a subscription, we agree to provide the Subscriber with a certain rate of return assurances as to the Shares (the "Assurance"). The terms of our Assurance are as follows:

Term of Assurance. The Assurance will be for a period that will commence (the "Commencement Date") on the earlier of:

The date the registration statement registering the shares, as described in below in "Description of Offering - Registration Rights," is declared effective,

The date the shares may be sold in market transaction under Rule 144 of the Securities Act of 1933 (the "Securities Act"), or January 31, 2003.

The Assurance will terminate on the date that is exactly three (3) months after the Commencement Date (the "Assurance Term"). Under no circumstances may a Subscriber transfer or otherwise assign or convey the Assurance rights.

Amount of Assurance. Subject to the terms described below, if during the Assurance Term, a Subscriber sells all or any portion of the Shares (the "Subscribed Shares") and the gross proceeds of such sale or sales provide the Subscriber with less than a fifty percent (50%) annualized rate of return on the Purchase Price of the shares sold, the Company will issue to the Subscriber additional shares of its restricted common stock (the "Assurance Shares") to provide Investor with such a return.

The Assurance Shares to be issued will be valued as of the date the Investor sells the Subscribed Shares at a market value per share equal to the actual sale price if sold on the OTC Bulletin Board or on such other exchange as our common stock may then be trading, or the closing price of our common stock on the OTC Bulletin Board or on such other exchange as the Company's common stock may then be trading if sold other than on the OTC Bulletin Board or on such other exchange. Where the calculation of Assurance Shares would result in the issuance of a fractional share, the fractional share will be rounded to a whole share. Examples of how the Assurance will be conducted are as follows:

First Example: If, during the Assurance Term, the Subscriber sells, in one transaction, Subscribed Shares having an initial Purchase Price of $100,000, and the sales proceeds of such sale are $115,000 ($.2875 per share), we will issue Assurance Shares to the Subscriber valued at $35,000 (121,740 shares at $.2875 per share, rounded up), so that the Subscriber receives a fifty percent annualized rate of return on the purchase price of such shares.

Second Example: If, during the Assurance Term, the Subscriber sells in one transaction Subscribed Shares having an initial Purchase Price of $75,000 and in another Subscribed Shares having an initial Purchase Price of $25,000, and the sales proceeds of such sale are $100,000 ($.33 1/3 per share) and 15,000 ($.15 per share) respectively, the Assurance Shares we will issue to the Subscriber are determined as follows: with respect to the first transaction, shares valued at $12,500 (37,500 shares at $.33 1/3 per share), and with respect to the second transaction, shares valued at $22,500 (150,000 shares at $.15 per share) so that the Subscriber receives a fifty percent annualized rate of return on the purchase price of the shares sold in each of the two sales transactions.

--------------------------------------------------------------------------------

Proof of Sale. Before we will issue the Assurance Shares to the Subscriber, the Subscriber must provide proof to us of the Subscriber's sale of the Subscribed Shares in a bona fide, arm's length transaction in compliance with federal and state securities laws. Such proof must include the Subscriber's confirmation and statement indicating (1) the gross amount realized from the sale and (2) that the Subscriber has reported to us all sales of Subscribed Shares that occurred during the Assurance Term.

Assurance Shares Cap. Notwithstanding the foregoing, we will only issue a maximum of three Assurance Shares and/or Second Assurance Shares for each Subscribed Share.

Registration Rights of Assurance Shares. The Assurance Shares will have the same piggyback registration rights that are applicable to the Subscribed Shares. To compensate the Subscriber for any decrease in the market price between the date of issuance of the Assurance Shares and the date that the Assurance sales may be sold in market transactions either under Rule 144 or as a result of registration, the Company will issue additional shares of its restricted common stock to the Subscriber (the "Second Assurance Shares") equal in value to the decrease in market value between the date the Assurance Shares are issued and the date the Assurance Shares may be sold in market transactions. In no event will the total number of Assurance Shares and Second Assurance Shares issued for a Subscribed Share exceed three.

The Second Assurance Shares will be valued as of the date they may be sold in market transactions either under Rule 144 or as a result of registration. The value shall be the closing price of our common stock on the OTC Bulletin Board or on such other exchange as our common stock may then be trading on such date.

 Prior to our issuance of the Assurance Shares or the Second Assurance Shares, the Subscriber agrees to update the representations and warranties contained herein, if necessary.

Cash Option. In lieu of issuing the Assurance Shares or the Second Assurance Shares, we may pay the Subscriber the value of such shares in cash, at our sole discretion.

The Company anticipates that the maximum number of shares, which may be issued as Assurance Shares, and Second Assurance Shares is 17,400,000.

Inflation

We do not expect the impact of inflation on our operations to be significant.


                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in legal proceedings as previously described in Part II, "Item 1. Legal Proceedings" of the Company's Form 10-QSB for the fiscal quarter ended September 30, 2001. In addition, the Company is involved in the following legal proceedings:

Debra Elenson vs. Fields Technologies, Randall K. Fields and Sorenson Vance & Company (Filed -January 2002, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida): The plaintiff alleges, among other causes of actions, that a private placement memorandum pursuant to which the plaintiff had purchase shares of Fields Technologies, contained financial statements which were not prepared in accordance with generally accepted accounting principles and the requirements of SEC regulation S-X. The plaintiff alleges fraud, misrepresentation, unregistered sales of securities and other causes of actions. The plaintiff seeks a rescission of her investment in the company, damages and legal fees. The defendants deny each of plaintiff's allegations, belief that the plaintiff's claims have no merit and will vigorously defend the matter. The defendants will seek to have the case removed to federal district court in Florida.

--------------------------------------------------------------------------------

Lawrence A. Locke et al vs. Market Watch Corporation, and Fields Technologies, Inc. (Filed - September 2001, in the Circuit Court of Oregon in Multnomah County): The plaintiff alleges, among other causes of action, that the defendants sent or caused to be sent unsolicited facsimile advertisement in violation of the Telephone Consumer Protection Act. The plaintiff is seeking to have the case certified as a class action and is looking for damages caused by wear and tear of his facsimile machine and use of phone lines, toner, ink, paper, etc. Defendant Fields denies the allegations, will defend the matter and is looking to Market Watch to get the matter resolved.

Settlement of 3Com Corporation Litigation: In December 2001, the Company entered into a Settlement Agreement with 3Com Corporation pursuant to which the Company and 3Com Corporation agreed to settle and terminate litigation between them that had been reported upon in the Company's Form 10-QSB for the quarter ended September 30, 2001. Pursuant to the Settlement Agreement the Company and 3Com dropped their respective claims against each other, neither the Company nor 3Com admitted liability as to any matter. Pursuant to the Settlement Agreement, the Company agreed to pay a total of$309,583 to 3Com payable over a period of approximately nine months. The Company's agreement to make monthly payments of the settlement amount is secured by the assets of the Company.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

         11.1 Statement re: computation of per share earnings (incorporated by reference to footnote 1 to the financial statements which are incorporated herein by reference to Item 1 of Part I herein)

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   February 13, 2002          FIELDS TECHNOLOGIES, INC.


                                   By  /s/ Randall K. Fields
                                       -------------------------------
                                       Randall K. Fields, President and Chief
                                       Executive Officer


Date:   February 13, 2002          By  /s/ Narayan Krishnan
                                       -------------------------------
                                       Narayan Krishnan, Chief Financial Officer


--------------------------------------------------------------------------------
                                                                              19