Form 10QSB/A
period 2001-12-31
FIELDS TECHNOLOGIES INC
filed 2002-05-15
CIK 50471

FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to
             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 2001

                        Commission File Number 000-03718


                            FIELDS TECHNOLOGIES, INC.
       (Exact name of small business issuer as identified in its charter)

            Delaware                                       11-2050317
            --------                                       ----------
   (State of other jurisdiction of                        (IRS Employer
    incorporation or organization)                       Identification No.)


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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                             Outstanding as of February 10, 2002
           -----                             -----------------------------------
Common Stock, $.01 par value                               155,476,564

         This amendment on Form 10-QSB/A amends the Items 1 and 2 of Part I of the Quarterly Report for Fields Technologies, Inc. (the "Company") on Form 10-QSB previously filed for the quarter ended December 31, 2001. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements. All other information contained in this Quarterly Report on Form 10QSB/A is as of the date of the original filing.

                   FIELDS TECHNOLOGIES, INC. AND SUBSUDIARIES
                   Index to Consolidated Financial Statements


Part 1 - Financial Information

Item 1 - Financial Statements

         Consolidated Balance Sheet as of December 31, 2001
         (unaudited)                                                        3-4

         Consolidated Statement of Operations for the three and
         six months ended December 31, 2001 and 2000 (unaudited)              5

         Consolidated Statement of Cash Flows for the six months
         ended December 31, 2001 and 2000 (unaudited)                         6

         Notes to Consolidated Financial Statements                        7-12

Item 2 - Management's Discussion and Analysis of Financial Condition
           and results of Operations                                      13-18

Part 2 - Other Information

Item 1 - Legal Information                                                   19

Item 2 - Changes in the Securities                                           19

Item 3 - Defaults Upon Senior Securities                                     19

Item 4 - Submission of Matter to Vote of Security Holders                    20

Item 5 - Other Information                                                   20

Item 6 - Exhibits                                                            20

                           FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheet As of December 31, 2001
                                     As Restated (Unaudited)

   Assets
Current assets:
Cash and cash equivalents                                                            $      584,531
Receivables, net:
  Trade                                                                                     233,378
  Related parties                                                                           130,602
Prepaid expenses and other current assets                                                   155,892
Deferred tax asset                                                                          126,000
                                                                                     --------------
      Total current assets                                                                1,230,403

Property and equipment, net                                                                 154,468

Other assets:
Deposits                                                                                     33,802
Capitalized software costs, net                                                           1,427,222
Deferred tax asset                                                                        1,274,000
                                                                                     --------------
      Total other assets                                                             $    2,735,024
                                                                                     --------------
                                                                                     $    4,119,895
                                                                                     ==============
          See accompanying notes to consolidated financial statements.

                           FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                             Consolidated Balance Sheet (Unaudited)
                                           As Restated

Liabilities and Stockholders' Deficit
Current liabilities:
Bank line of credit                                                                  $      750,000
Note payable to corporation                                                                 183,157
Note payable to individual                                                                2,750,000
Accounts payable                                                                            585,065
Accrued liabilities                                                                         393,787
Deposits for unissued stock                                                                 329,880
Deferred revenue                                                                            547,712
                                                                                     --------------
      Total current liabilities                                                           5,539,601


Long-term liabilities:
Related party notes payable                                                               3,260,714
Accrued interest on related party notes payable                                             450,716
                                                                                     --------------
      Total long-term liabilities                                                         3,711,430
                                                                                     --------------
      Total liabilities                                                                   9,251,031
                                                                                     --------------
Commitments

Stockholders' deficit:
Preferred stock, $.01 par value, 20,000,000
  shares authorized, no shares issued                                                             -
Common stock, $.01 par value, 175,000,000 shares
  authorized, 152,076,564 shares issued and outstanding                                   1,520,766
Additional paid-in capital                                                                2,915,417
Stock subscriptions receivable                                                           (1,433,200)
Accumulated deficit                                                                      (8,134,119)
                                                                                     --------------
       Total stockholders' deficit                                                       (5,131,136)
                                                                                     --------------
                                                                                     $    4,119,895
                                                                                     ==============

          See accompanying notes to consolidated financial statements.

                                   FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                Consolidated Statement of Operations (Unaudited)

                                                       Three Months Ended                              Six Months Ended
                                                           December 31                                   December 31
                                                   2001                   2000                   2001                   2000
                                                   ----                   ----                   ----                   ----
                                              (As Restated)                                 (As Restated)
                                              -------------                                 -------------
Revenues:
Software licenses (note 5)                    $    362,102           $    105,190           $  1,593,660          $     614,704
Maintenance and support                            473,929                592,145                934,858              1,103,065
Consulting and other                                 6,588                345,043                 52,143                460,559
                                              ------------           ------------           ------------          -------------
                                                   842,619              1,042,378              2,580,661              2,178,328

Cost of revenues                                   162,952                275,615                356,062                539,666
                                              ------------           ------------           ------------          -------------
         Gross profit                              679,667                766,763              2,224,599              1,638,662

Research and development                           142,946                347,620                380,209                661,603
Sales and marketing                                426,756                176,266                780,648                387,095
General & administrative expenses                  405,712                536,171                778,875                770,020
                                              ------------           ------------           ------------          -------------
         Income (loss) from                       (295,747)              (293,294)               284,867               (180,056)
                                              ------------           ------------           ------------          -------------
operations

Other income (expense):
Interest income                                          -                 25,087                      -                 29,160
Interest expense                                 (169,761)               (81,473)               (330,178)              (129,526)
                                              ------------           ------------           ------------          -------------

         Loss before income taxes                 (465,508)              (349,680)               (45,311)              (280,422)
                                              ------------           ------------           ------------          -------------

Provision for income taxes:
Current                                                  -                 52,431                      -                 52,431
Deferred                                          (164,000)               940,000                      -                940,000
                                              ------------           ------------           ------------          -------------

         Net Loss                             $   (301,508)          $ (1,342,111)          $    (45,311)         $  (1,272,853)
                                              ============           ============           ============          =============

Weighted average shares, basic                 150,392,000            109,624,000            149,834,000            109,624,000
                                              ============           ============           ============          =============

Weighted average shares, diluted               153,661,000            109,624,000            151,469,000            109,624,000
                                              ============           ============           ============          =============

Basic earnings (loss) per share               $     (0.00)           $      (0.01)          $      (0.00)         $       (0.01)
                                              ============           ============           ============          =============

Diluted earnings (loss) per share             $     (0.00)           $      (0.01)          $      (0.00)         $       (0.01)
                                              ============           ============           ============          =============

          See accompanying notes to consolidated financial statements.

                           FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Statement of Cash Flows (Unaudited)

                                                                                 Six Months Ended December 31
                                                                                  2001                  2000
                                                                             (As Restated)
                                                                             -------------         --------------
Cash flows from operating activities:
Net Loss                                                                     $     (45,311)        $   (1,272,853)
Adjustments to reconcile net loss to net
Cash provided by operating activities:
Depreciation and amortization                                                       87,741                183,437
Loss on sale of assets                                                               4,129                      -
Compensation expense on issuance of stock and stock options                         16,000                      -
Decrease (increase) in:
Deferred tax assets                                                                      -                940,000
Trade receivables                                                                  300,797                642,654
Related party receivables                                                           19,032                (66,167)
Prepaid expenses and other current assets                                         (115,397)               (11,339)
(Decrease) increase in:
Accrued interest on long-term related party notes payable                          175,380                 (2,833)
Accrued liabilities                                                                  5,204                153,318
Accounts payable                                                                   (36,196)               194,428
Deferred revenue                                                                  (988,030)               169,278
                                                                             -------------         --------------

         Net cash provided by (used in) operating activities                      (576,651)               929,923

Cash flows from investing activities:
Purchases of property and equipment                                                (26,414)               (27,770)
Capitalization of software costs                                                  (772,265)
                                                                             -------------         --------------

         Net cash used in investing activities                                    (798,679)               (27,770)

Cash flows from financing activities:
Proceeds from issuance of common stock                                             891,870                      -
Proceeds from collection of common stock subscriptions                             206,800                      -
Net proceeds from borrowing on line of credit                                      395,000                150,000
Principal payments on capital leases                                                (3,328)               (25,208)
Principal payments on notes payable                                                (78,843)                     -
Payments on note payable                                                                 -               (137,000)
Deposits for unissued stock                                                        329,880
                                                                             -------------         --------------


         Net cash provided by (used in) financing activities                     1,741,379                (12,208)
                                                                             -------------         --------------

Net increase in cash and cash equivalents                                          366,049                889,945

Cash and cash equivalents, beginning of period                                     218,482                209,297
                                                                             -------------         --------------

Cash and cash equivalents, end of period                                     $     584,531         $    1,099,242
                                                                             =============         ==============

          See accompanying notes to consolidated financial statements.

                   FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              Restated (Unaudited)
                                December 31, 2001

1. Summary of Significant Accounting Policies Financial Results and Liquidity

As of December 31, 2001, the Company had current liabilities in excess of current assets. As current and potential customers have anticipated the general release of the Company's major revisions of its Action Manager, Fresh Market Manager, and 4x operating platform, ongoing communications with and commitments from the Company's current customers and potential customers indicate sales of the revised products could increase significantly upon general release of the revised applications and operating platform.

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

Unaudited Financial Statements.
In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position for the interim period. Results of operations for the three months and six months ended December 31, 2001 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2002.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements. Although the Company believes that the disclosures in these unaudited financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited annual financial statements included in the Company's June 30, 2001 Annual Report on Form 10-KSB/T.

Subsequent to the issuance of the Company's condensed consolidated financial statements for the period ended December 31, 2001, the Company's management determined that a change in the Company's interpretation of the accounting requirements relating certain stock transactions required an amendment to the Company's form 10-QSB for the quarter ending December 31, 2001.

As a result of this accounting change the amended Form 10-QSB has been restated and reflects an increase to additional paid in capital of $729,674, an increase to accumulated deficit of $462,678, revenues have been reduced by $809,316, compensation expense was reduced by $79,638, resulting in a net loss requiring reversal of utilization of $267,000 of net operating loss carryforwards increasing deferred tax assets and increasing earnings for the three months ended December 31, 2001. Net income has been reduced by $462,678, resulting in net losses of $301,508 and $45,311 for the three and six months ended December 31, 2001 respectively. Earnings (loss) per share remained unchanged.

                   FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              Restated (Unautidted)
                                December 31, 2001

1. Summary of Significant Accounting Policies Financial Results and Liquidity continued.

                                                      Three Months Ended                          Six Months Ended
                                                       December 31, 2001                          December 31, 2001
Consolidated Income                            As Previously                             As Previously
Statement:                                       Reported            As Restated           Reported            As Restated
--------------------                           --------------        ------------        --------------       -------------
Revenue                                         $ 1,651,935            $ 842,619          $ 3,389,977          $ 2,580,661
Gross Profit                                      1,488,983              679,667            3,033,915            2,224,599
Income (loss) from Operations                       433,931             (295,747)           1,014,541              284,867
Loss before income taxes                            264,170             (465,508)             684,363              (45,311)
Net Income (Loss)                                   161,170             (301,508)             417,363              (45,311)

The following is a summary of the effects of such restatements on the Company's consolidated balance sheet and cash flow statements for the six months ended
December 31, 2001.

                                                                              As Previously Reported             As Restated
                                                                              ----------------------             -----------
Consolidated balance sheet:
         Other assets                                                                $ 2,468,024                 $ 2,735,024
         Total assets                                                                  3,852,895                   4,119,895
         Total stockholders' deficit                                                  (5,398,136)                 (5,131,136)

Consolidated Statement of Cash Flows:
         Net Income (Loss)                                                           $   417,363                 $   (45,311)
         Net cash provided by (used in) operating activities                             232,665                    (576,651)
         Net cash provided by (used in) financing activities                             932,063                   1,741,379

Net Earnings (Loss) Per Common Share: Net earnings (loss) per common share for the three months and six months ended December 31, 2001 and 2000 is based on the weighted average number of shares outstanding during the period.

2. Supplemental Disclosure of Cash Flow Information

Interest paid during the six months ended December 31, 2001 and 2000 was $124,352, and $79,793, respectively. Income taxes paid during the six months ended December 31, 2001 and 2000 was $0.7

                   FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              Restated (Unaudited)
                                December 31, 2001

2. Supplemental 2001 Disclosure of Cash Flow Information continued

During the six months ended December 31, 2001, the Company issued shares of common stock pursuant to Subscription Agreements. The investors received a combination of shares of common stock, options to purchase shares of common Continued stock and license agreements for certain of the Company's Action Manager software products. The net proceeds of the common stock issuances are as follows:

          Gross cash received                                      $1,240,000
          Less: deposits for unissued stock                          (329,880)
          Less: offering costs                                        (18,250)
                                                                   ----------
          Net cash proceeds from issuance of common stock          $  891,870
                                                                   ==========

The Company also issued 2,175,000 options to purchase shares of common stock pursuant to the Stock Subscription Agreements.

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

3. Notes Payable

The Company has the following short-term notes payable at December 31, 2001:


Note payable to a former owner at an interest rate of 12%, due through October 2002 and secured by Company stock, a condominium owned by an officer and major shareholder of the Company, and guarantees by Riverview (former parent and beneficially owned by the Company's major stockholder) and an officer and the major
shareholder of the Company.                                         $ 2,750,000

Note payable to a partnering company with an interest rate of
10%, due through August 2002 and secured by the Company's assets        183,157

Line of credit payable to a bank with an interest rate of the bank's prime lending rate of 7%, total available of $250,000, due in March 2002 and secured by the Company's cash, securities,
financial assets and other investment property                          250,000

Line-of-credit payable to a bank at an interest rate of 8% (the bank's prime lending rate plus 1%), total available of $500,000, due May 2002, and secured by a personal guarantee of the
Company's major shareholder                                             500,000
                                                                    -----------
                                                                    $ 3,683,157
                                                                    ===========

                   FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              Restated (Unaudited)
                                December 31, 2001

3. Notes Payable continued.

Financial statement presentation is as follows at December 31, 2001:

           Note payable to individual                               $ 2,750,000
           Bank line of credit                                          750,000
           Note payable to corporation                                  183,157
                                                                    -----------
                                                                    $ 3,683,157
                                                                    ===========

4. Related Party Notes Payable

The Company had the following related party notes payable at December 31, 2001 Notes payable to a stockholder at an interest rate of 10% due in April 2003 and unsecured $3,260,714

5. Stock Subscriptions Receivable

The Company sold stock to individuals and as of December 31, 2001 has not received all of the proceeds related to the stock sales. The unreceived proceeds have been recorded as Stock Subscriptions Receivable and included as an increase to Stockholders' Deficit in the consolidated financial statements.

6. Recent Accounting Pronouncements

In July 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It requires, among other things, that companies no longer amortize Accounting goodwill, but instead test goodwill for impairment at least annually. SFAS Pronounce- 142 is required to be applied for fiscal years beginning after December 15, 2001. The Company will assess how the adoption of SFAS 141 will affect the recording of any future acquisitions.

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

                   FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              Restated (Unaudited)
                                December 31, 2001

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

                   FIELDS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              Restated (Unaudited)
                                December 31, 2001

In accordance with U.S. generally accepted accounting principles, we have expensed all software development costs as incurred through December 31, 2000 with our software having been viewed as an evolving product. During January 2001, technological feasibility of a major revision to our Action Manager and Fresh Market Manager software and our 4x operating platform was established. In accordance with U.S. generally accepted accounting principles, development costs incurred from January 2001 through December 31, 2001, totaling $1,427,222 has been capitalized. These costs will be amortized on a straight-line basis over a period of four years. Amortization will begin when the products are available for general release to the public, which is anticipated in approximately June 2002. In addition, our consolidated balance sheet does not reflect any value attributable to intellectual property, the cost of which has been expensed as incurred. To date, development and intellectual property expenditures have resulted in the development of 20 different applications of our Action Manager software and different applications of our Fresh Market Manager software along with five granted software patents and three patent applications with numerous separate trademarks and copyrights. Through December 31, 2001, we have accumulated consolidated losses totaling $8,134,119 , which in part, includes consolidated net loss of $45,311 for the six months ended December 31, 2001. The net income for the six months ended December 31, 2001 consisted of consolidated income from operations of $284,867, with net interest expense of $330,178. We plan to actively market our current software products both domestically and internationally. We also intend to enhance our existing software products and develop new software applications to augment our existing portfolio of products. In addition, we are actively pursuing potential acquisitions of existing technologies and businesses that are compatible with our existing business operations and products.

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

During the six months ended December 31, 2001, we had total revenues of $ 2,580,661 compared to $2,178,328 for the six months ended December 31, 2000. The difference in total revenue amounts presented is principally attributable to increased license sales.

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

Sales and marketing expenses of $780,648 were incurred during the six months ended December 31, 2001, compared with $387,095 during the comparable six-month period ended December 31, 2000. The difference relates primarily to an increase in sales personnel from 2 to 7 employees and related travel and other costs along with a general increase in marketing expenditures in anticipation of the release of the new 4x operating platform and the significant revisions to the Action Manager and Fresh Market Manager application programs. In addition, sales and marketing expenditures associated with FMM were included in the related expenditures for the six months ended December 31, 2001, but were excluded from the activity for the six months ended December 31, 2000. General and administrative expenses for the six months ended December 31, 2001 were $778,875 compared with $770,020 for the six months ended December 31, 2000.

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

During the three months ended December 31, 2001, we had total revenues of $842,619 compared to $1,042,378 for the three months ended December 31, 2000. The difference in total revenue amounts presented is principally attributable to consulting revenue in the prior year.

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

Liquidity and Capital Resources

To date, we have financed our operations principally through revenues from software licensing, maintenance and support, consulting and related services along with short term bank borrowings, loans from a majority shareholder and more recently, private placements of equity securities. We generated $1,741,379 in net cash provided through financing activities during the six months ended December 31, 2001, compared with $12,208 used in financing activities during the six months ended December 31, 2000. During the six months ended December 31, 2001, we used $798,679 of net cash in investing activities compared with $27,770 of net cash used in investing activities during the six months ended December 31, 2000. The difference is mainly attributable to $772,265 of software costs capitalized in the six months ending in December 31, 2001. No software costs were capitalized in the six months ending December 31, 2000. We utilized $576,651 of net cash in operating activities during the six months ended December 31, 2001 compared with $929,923 of net cash provided by operating activities during the six months ended December 31, 2000. As of December 31, 2001, we had cash and cash equivalents amounting to $584,531, total current assets totaled $1,230,403 and current liabilities totaled $5,539,601. As such, these amounts represent an overall increase of $1,005,151 in working capital deficit during the three months ended December 31, 2001.

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

Quarter Ended December 31, 2001. During the quarter ended December 31, 2001, the Company sold, 4,600,000 shares of its common stock to 11 investors. In addition to the issuance of these 4,600,000 shares, the investors were granted certain licenses to the Company's proprietary software. The total cash to be received by the Company for these transactions is $1,150,000 of which $940,000 was received prior to December 31, 2001. Upon receipt of all cash proceeds, they will be allocated to the purchase of the shares, . The investors donated the licenses to the State of Utah.

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

Date:     May 15, 2002                FIELDS TECHNOLOGIES, INC.

                                      By /s/ Randall K. Fields
                                         ---------------------------------------
                                           Randall K. Fields,
                                           President and Chief Executive Officer



Date:     May 15, 2002                By   /s/ Barbara J. Ray
                                         ---------------------------------------
                                           Barbara J. Ray,
                                           Chief Financial Officer & Secretary