Form 10QSB
period 2002-03-31
FIELDS TECHNOLOGIES INC
filed 2002-05-15
CIK 50471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2002

                        Commission File Number 000-03718


                            FIELDS TECHNOLOGIES, INC.
        ----------------------------------------------------------------
       (Exact name of small business issuer as identified in its charter)


          Delaware                                         11-2050317
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                     333 Main Street, Park City, Utah 84060
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (435) 649-2221
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding as of May 14, 2002
            -----                                 ------------------------------
 Common Stock, $.01 par value                                162,509,898

                            FIELDS TECHNOLOGIES, INC.
                   Index to Consolidated Financial Statements





Table of Contents                                                        Page

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

        Consolidated Balance Sheet as of March 31, 2002 (unaudited)       3-4

        Consolidated Statement of Operations for the three and nine
        months ended March 31, 2002 and 2001 (unaudited)                   5

        Consolidated Statement of Cash Flows for the nine months ended
        March 31, 2002 and 2001 (unaudited)                                6

        Consolidated Statement of Shareholders' Deficit for the nine
        months ended March 31, 2002 and 2001 (unaudited)                   7

        Notes to Consolidated Financial Statements                        8-12


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                       13-17

PART II - OTHER INFORMATION                                                17

ITEM 1 - LEGAL INFORMATION                                                 17

ITEM 2 - CHANGES IN THE SECURITIES                                         17

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                   17

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS
                                                                           17
ITEM 5 - OTHER INFORMATION                                                 18

ITEM 6 - EXHIBITS                                                          18

                                     PART I
                                     ITEM 1

                                            FIELDS TECHNOLOGIES, INC.
                                     Consolidated Balance Sheet (Unaudited)
                                                 March 31, 2002

          ASSETS
Current assets:
Cash and cash equivalents                                                                              $  1,523,268
 Receivables, net of allowance:
  Trade                                                                                                   1,547,160
  Related parties                                                                                            81,387
Prepaid expenses and other current assets                                                                   141,511
Deferred tax asset                                                                                          126,000
                                                                                                       ------------
        Total Current Assets                                                                              3,419,326

Property and equipment, net                                                                                 136,761

Other assets:
Capitalized software development costs                                                                    1,903,863
Deferred tax asset                                                                                        1,222,000
Other                                                                                                       116,215
                                                                                                       ------------
        Total Other Assets                                                                                3,242,078
                                                                                                       ------------
        Total Assets                                                                                   $  6,798,165
                                                                                                       ============

          See accompanying notes to consolidated financial statements.

                                            FIELDS TECHNOLOGIES, INC.
                                     Consolidated Balance Sheet (Unaudited)
                                                 March 31, 2002




LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank line of credit                                                                                    $    750,000
Notes payable and capital lease obligations                                                               2,024,807
Accounts payable                                                                                            703,726
Accrued liabilities                                                                                         453,068
Deferred revenue                                                                                          1,125,618
                                                                                                       ------------
        Total Current Liabilities                                                                         5,057,219

LONG-TERM LIABILITIES:
Notes payable and capital lease obligations, less current portion                                         4,782,550
Accrued interest on related party notes payable                                                             534,071
                                                                                                       ------------
        Total Long-term Liabilities                                                                       5,316,621

        Total Liabilities                                                                                10,373,840


Commitments                                                                                                       -

SHAREHOLDERS' DEFICIT
Preferred stock, $.01 par value, 5,000,000,
  shares authorized, no shares issued                                                                             -
Common stock, $.01 par value, 175,000,000 shares
  authorized 162,509,898 shares issued and outstanding                                                    1,626,100
Additional paid-in capital                                                                                3,909,289
Stock subscriptions receivable                                                                           (1,068,200)
Treasury stock                                                                                              (30,000)
Accumulated deficit                                                                                      (8,012,864)
                                                                                                       ------------
        Total Shareholders' Deficit                                                                      (3,575,675)
                                                                                                       ------------
        Total liabilities and Shareholders' Deficit                                                    $  6,798,165
                                                                                                       ============

          See accompanying notes to consolidated financial statements.

                                            FIELDS TECHNOLOGIES, INC.
                                Consolidated Statement of Operations (Unaudited)

                                                        Three Months Ended                       Nine Months Ended
                                                              March 31                                March 31
                                                       2002                2001              2002                  2001
                                                  ------------         ------------      ------------          ------------
REVENUES:
Software licenses                                 $    918,094         $    499,036      $  2,511,754          $  1,113,740
Maintenance and support                                429,684              503,374         1,364,542             1,606,439
Consulting and other                                   149,729              122,160           201,872               582,719
                                                  ------------         ------------      ------------          ------------
                                                     1,497,507            1,124,570         4,078,168             3,302,898

Cost of revenues                                       189,316              251,824           545,378               791,490
                                                  ------------         ------------      ------------          ------------
         Gross profit                                1,308,191              872,746         3,532,790             2,511,408

OPERATING EXPENSES:
Research and development                               174,361              355,211           554,570             1,016,814
Sales and marketing                                    444,870              275,801         1,230,368               662,896
General & administrative expenses                      367,739              328,783         1,141,764             1,098,803
                                                  ------------         ------------      ------------          ------------
         Total operating expenses                      986,970              959,795         2,926,702             2,778,513

Income (loss) from operations                          321,221             (87,049)           606,088             (267,105)

Other income (expense):
Interest income                                            576               10,072               576                39,232
Interest expense                                      (148,542)            (165,658)         (478,720)             (295,184)
                                                  ------------         ------------      ------------          ------------

Income (loss) before income taxes                      173,255             (242,635)          127,944              (523,057)

(Provision) for income taxes:
Current                                                      -                 (880)                -               (53,311)
Deferred                                               (52,000)                   -           (52,000)             (940,000)
                                                  ------------         ------------      ------------          ------------

Net Income (loss)                                 $    121,255         $   (243,515)     $     75,944          $ (1,516,368)

Preference dividend to shareholders                   (670,000)                   -          (670,000)                    -
                                                  ------------         ------------      ------------          ------------
Net Loss available to common shareholders         $   (548,745)        $   (243,515)     $   (594,056)         $ (1,516,368)
                                                  ============         ============      ============          ============

WEIGHTED AVERAGE SHARES
Basic and Diluted                                  155,504,000          109,624,000       151,697,000           109,624,000
                                                  ============         ============      ============          ============

Basic and Diluted earnings (loss) per share       $     (0.00)         $     (0.00)      $     (0.00)          $     (0.01)
                                                  ============         ============      ============          ============

          See accompanying notes to consolidated financial statements.

                            FIELDS TECHNOLOGIES, INC.
                Consolidated Statement of Cash Flows (Unaudited)

                                                                                                Nine Months Ended March 31
                                                                                                2002                    2001
                                                                                           -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                          $      75,944           $  (1,516,368)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization                                                                    117,172                 214,022
Loss on sale of assets                                                                             4,133                       -
Stock issued for payment of service                                                               38,000                       -
Decrease (increase) in:
Trade receivables                                                                             (1,012,985)                546,007
Related party receivables                                                                          4,235                (137,755)
Prepaid expenses and other current assets                                                       (113,016)                (11,438)
Other assets                                                                                     (82,413)                      -
Deferred tax assets                                                                               52,000                 940,000
(Decrease) Increase in:
Accounts payable                                                                                  82,465                 302,885
Accrued liabilities                                                                               70,079                  60,101
Deferred revenue                                                                                (410,124)               (462,920)
Accrued interest on long-term related party notes payable                                        259,412                 (33,254)
                                                                                           -------------           -------------
         Net cash used in operating activities                                                  (915,098)                (98,720)
                         -

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                              (38,138)                (37,185)
Capitalization of software development costs                                                  (1,248,906)                      -
                                                                                           -------------           -------------
         Net cash used in investing activities                                                (1,287,044)                (37,185)


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                         1,921,750                       -
Collection of common stock subscriptions receivable                                              461,800                       -
Net proceeds from borrowing on line of credit                                                    395,000                 150,000
Proceeds from issuance of note payable                                                         1,750,000                       -
Principal payments on notes payable and capital lease obligations                               (991,622)               (189,163)
Purchase of Treasury Stock                                                                       (30,000)                      -
                                                                                           -------------           -------------
         Net cash provided by (used in) financing activities                                   3,506,928                 (39,163)


         Net increase (decrease) in cash and cash equivalents                                  1,304,786                (175,068)

Cash and cash equivalents, beginning of period                                                   218,482                 209,297
                                                                                           -------------           -------------

Cash and cash equivalents, end of period                                                   $   1,523,268           $      34,229
                                                                                           =============           =============

          See accompanying notes to consolidated financial statements.

                                                    FIELDS TECHNOLOGIES, INC.
                                   Consolidated Statement Of Shareholders' Deficit (Unaudited)
                                                Nine Months Ended March 31, 2002

                                 Common Stock
                            -----------------------   Additional Paid  Subscription   Treasury Stock   Accumulated
      Description             Shares       Amount       In Capital      Receivable                       Deficit          Total
      -----------           -----------  ----------   ---------------  ------------   --------------   -----------     -----------
Balance, June 30, 2001      149,276,564  $1,492,766      $1,829,539    $(1,323,200)       $      -     $(8,088,808)    $(6,089,703)

Net income (loss)                                                                                           75,944          75,944

Common Stock Issued
Pursuant to
Subscription Agreements
with Preference Rights        6,800,000      68,000       1,613,750              -              -                -       1,681,750

Common  Stock Issued for
Consulting                      400,000       4,000          44,000              -               -               -          48,000

Subscriptions
Receivable Receipt                    -           -               -        255,000               -               -         255,000

Common Stock
Issued Pursuant
To Private Placement          1,666,667      16,667         233,333              -               -               -         250,000

Treasury Stock Purchase        (100,000)          -               -              -         (30,000)              -         (30,000)

Dividend to
Shareholders with
Preference rights in
Exchange for
Cancellation of such
Rights                        4,466,667      44,667         (44,667)             -               -               -               -

Debt Issued with
Conversion feature                    -           -         233,334              -               -               -         233,334
                            -----------  ----------      ----------    -----------        --------     -----------     -----------
Balance, March 31, 2002     162,509,898  $1,626,100      $3,909.289    $(1,068,200)       $(30,000)    $(8,012,864)    $(3,575,675)
                            ===========  ==========      ==========    ===========        ========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                            FIELDS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2002 (Unaudited)

1.       Summary of Significant Accounting Policies.

Financial Results and Liquidity

As of March 31, 2002, the Company had current liabilities in excess of current assets. As current and potential customers have anticipated the general release of the Company's major revisions of its ActionManager, Fresh Market Manager, and the replacement of the applications' technical foundation identified as version 4x, ongoing communications with and commitments from the Company's current customers and potential customers indicate sales of the revised products could increase significantly upon general release of the revised applications and technical foundation.

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

Unaudited Financial Statements
In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position for the interim period. Results of operations for the three months and nine months ended March 31, 2002 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2002.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements. Although the Company believes that the disclosures in these unaudited financial statements are adequate to insure the information presented for the interim periods is not misleading, certain information and footnote information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's audited annual financial statements included in the Company's June 30, 2001 Annual Report on Form 10-KSB/T.

Net Earnings (Loss) Per Common Share
Net earnings (loss) per common share is based on the weighted average number of shares outstanding during the period. Net earnings (loss) per common share diluted is based upon the weighted average number of shares of common stock and common stock equivalents, entirely comprised of stock options, outstanding during each period. Common stock equivalents were excluded from the weighted average shares outstanding calculation because they were anti-dilutive.

                            FIELDS TECHNOLOGIES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2002 (Unaudited)

2.       Supplemental Disclosure of Cash Flow Information.

During the nine months ended March 31, 2002, the Company issued shares of common stock pursuant to Subscription Agreements. The investors received a combination of shares of common stock, and options to purchase shares of common stock. The net proceeds of the common stock issuances are as follows:

                 Gross cash received                        $ 1,940,000
                 Less: offering costs                           (18,250)
                                                            -----------
                 Net cash proceeds from issuance
                    of common stock                         $ 1,921,750
                                                            ===========

The Company issued 400,000 shares of common stock pursuant to a Consulting Agreement, and will recognize $48,000 of expense over the term of the agreement based upon the fair market value of the Company's common stock on the date the agreement was entered into.

3.       Notes Payable

The Company has the following short-term notes payable at March 31, 2002:

Note payable to a former owner of FMM at an interest rate of 12%, due through October 2002 and secured by Company stock, a
condominium owned by an officer and major shareholder of the
Company, and guarantees by Riverview Financial Corp. (a major shareholder of the Company and beneficially owned by the
Company's chief executive officer) and the chief executive
officer of the Company.                                              $1,875,000

Note payable to a partnering company with an interest rate of
10%, due through August 2002 and secured by the Company's assets.       144,213

Line-of-credit payable to a bank with an interest rate of the bank's prime lending rate of 7%, total available of $250,000, due in June 2002 and secured by the Company's cash, securities,
financial assets and other investment property.                         250,000

Line of credit payable to a bank at an interest rate of 8% (the bank's prime lending rate plus 1%), total available of $500,000, due May 2002, and secured by a personal guarantee of the
Company's major shareholder.                                            500,000
                                                                     ----------

Other current portion of Capital Lease Obligation                         5,594
                                                                     ----------
                                                                     $2,774,807
                                                                     ==========

                            FIELDS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2002 (Unaudited)

3.       Notes Payable continued.

Financial statement presentation is as follows at
March 31, 2002:
        Notes payable and capital lease obligations                  $2,024,807
        Bank line of credit                                             750,000
                                                                     ----------
                                                                     $2,774,807
                                                                     ==========
4.       Long-Term Debt

March 28, 2002, the Company completed a private offering consisting of a $1.75 million promissory note to AW Fields Acquisition ("AW"). Principal and interest are payable by the issuance of 11,666,667 of the Company's common stock.

Currently the Company does not have sufficient authorized shares to allow for the exchange of common shares to convert the note. However, in April 2002, by written shareholder consent shareholders collectively owning a majority of the outstanding shares approved the increase of authorized shares to a level sufficient to allow for the conversion of the debt to equity effective May, 2002.

Upon payment of the note by the issuance of 11,666,667 common shares, AW will be granted a warrant to purchase an additional 11,666,667 common shares at $.17 per share, and have a representative on the Board of Directors.

If the Company does not exchange 11,666,667 shares for the note by October 31, 2002, Riverview Financial Corp., an affiliate of Fields' chief executive officer, has granted AW an option to exchange the note for 17,500,000 of Riverviews' shares in the Company.

On March 27, 2002, date of note, the Company's shares market value averaged $.17 per share. As a result, $233,334 of the $1,750,000 was charged against additional paid in capital reflecting the value assigned to the conversion option of the note. The $233,334 will be amortized over seven months increasing the note to the $1,750,000 principal balance due by October 31, 2002, the first date of conversion and increasing interest expense over the same period.

Long-term debt at March 31, 2002:

Exchangeable note to AW, at a 10% interest , principal and
interest due October 31, 2005, secured by 17,500,000 shares of a
major shareholder                                                   $1,516,666

Note payable to Riverview Financial Corp. at 10% interest, due
April 2003, unsecured                                                3,260,714

Capital lease obligations, net of current portion                        5,170
                                                                    ----------
                                                                    $4,782,550
                                                                    ==========

                            FIELDS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2002 (Unaudited)


5.       Equity

In the second fiscal quarter of 2002, the Company issued shares of common stock pursuant to Subscription Agreements. The investors received a combination of: o Shares of common stock o License agreements for certain of the Company's software products o Options to purchase additional shares at $.25 per share o Assured annualized rate of return of 50% o Puts to the major shareholders to sell their shares under certain events o Registration rights

In March 2002, the Company exchanged certain of the above rights, leaving these shareholders with common shares, license agreements of certain of the companies software products, and piggyback registrative rights in exchange for additional shares of common stock. The additional shares were granted at an exchange ratio of 1 to .66 shares. On the original sale of 6,800,000 common shares a total of 4,466,667 additional shares were issued. The net proceeds for the original Subscription Agreements were $1,681,750 and after the stock dividend a total of 11,266,667 common shares were issued.

As a result of the preferences granted to these certain shareholders, the exchange to eliminate these preferential rights is reflected as a preferred dividend reducing income to common stockholders in the Statement of Operations. The preferred dividend was valued using the market price on the day the preferences attached to the common stock.

The Company exercised their call option to reacquire 100,000 shares at $.30 per share which cancelled all rights under the Subscription Agreement related to those shares.

In March 2002, the Company sold an additional 1,666,667 common shares at $.15 per share for a total of $250,000 under a Subscription Agreement. The shareholders under this agreement were granted an option to purchase an equal number of shares at $.25 per share. These options expire September 15, 2002.

6.       Recent Accounting Pronouncements

In July 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS No. 142 is required to be applied for fiscal years beginning after December 15, 2001. The Company will apply the principles of SFAS No. 141 in the recording of future acquisitions, if any.

                            FIELDS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2002 (Unaudited)

The FASB recently issued FASB Statement No. 143 Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This Statement amends SFAS 19. The effective date for this Statement is June 15, 2002. The Company does not believe the adoption of SFAS No. 143 will have a material effect on its financial position and future operations.

The FASB recently issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Statement 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of SFAS No. 144 will have a material effect on its financial position or results of operations.

On November 15, 2001, the FASB issued Topic No. D-103, "Income Statement Characterization of Reimbursements received For Out-of-Pocket Expenses Incurred." The FASB will require in 2002 companies to report these disbursements as revenues, versus a reduction of cost of sales. The Company does not believe such reimbursed cost are material to its financial statements as of March 31, 2002.

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Management's Discussion and Analysis.
The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The terms "Fields" "Company", "we", "our" or "us" are used in this discussion to refer to Fields Technologies, Inc. (formerly AmeriNet Group.com, Inc.) and its wholly owned subsidiary, Park City Group, Inc.
(PCG) along with PCG's wholly owned subsidiary, Fresh Market Manager, LLC, (FMM) on a consolidated basis, except where the context clearly indicates otherwise.

This information should be read in conjunction with our: i) Form 8-K and 8-K/A dated June 13, 2001; our June 30, 2001 Annual Report on Form 10-KSB/T, our September 30, 2001 Quarterly Report on Form 10-QSB, and our December 31, 2001 Quarterly Report on Form 10-QSB/A including the related consolidated financial statements.

OVERVIEW

Our principal business is the design, development, marketing and support of our proprietary software products. These software products are designed to be used in retail businesses having multiple locations by assisting individual store locations and corporate management with managing daily business operations and communicating results of those operations in a timely manner.

In accordance with U.S. generally accepted accounting principles, we have expensed all software development costs as incurred through December 31, 2000 with our software having been viewed as an evolving product. During January 2001, technological feasibility of a major revision to our ActionManager and Fresh Market Manager software and our technical foundation was established.

In accordance with U.S. generally accepted accounting principles, development costs relating to these products incurred from January 2001 through March 31, 2002, totaling $1,903,863 have been capitalized. These costs will be amortized on a straight-line basis over a period of four years. Amortization will begin when the products are available for general release to the public, which is anticipated in approximately September 2002. Software research and development costs incurred, not related to these products, continue to be expensed as incurred at such time as products being developed attain technological feasibility, the Company will, in accordance with U.S. generally accepted accounting principles, capitalize any future development costs.

                            FIELDS TECHNOLOGIES, INC.
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

In addition, our consolidated balance sheet does not reflect any value attributable to intellectual property, the cost of which has been expensed as incurred. To date, development and intellectual property expenditures have resulted in the development of 20 different applications of our ActionManager software and different applications of our Fresh Market Manager software along with five granted software patents and three patent applications with numerous separate trademarks and copyrights.

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

RESULTS OF OPERATIONS
Nine Months Ended March 31, 2002 and 2001

Revenues for the nine months ended March 31, 2002 increased $775,000 or 24% over the comparable period in 2001. The increase is due to increased software license sales. During the same period gross profit increased 41%, due to the change in revenue mix of increased software licenses and decreased consulting revenue and consulting costs.

Research and development expenses before capitalization of software development costs, increased 34% for the nine months ended March 31, 2002 over the comparable period in 2001. This was due to the Company's focus of completing the FMM and the ActionManager applications and the technical foundation (version
4x). Both products reached technological feasibility in January 2001, and the Company began capitalizing software development costs related to these products resulting in $1,249,000, and $327,000 reduction of Research and Development expenses for the nine months ended March 31, 2002 and 2001, respectively.

Sales and marketing expenses for the nine months ended March 31, 2002 increased 86% over the comparable period in 2001. The increase is the result of Management's plan to grow the Company's revenues and the need to grow the sales and marketing functions in order to achieve desired results. The increase in sales and marketing expenses are the result of increasing personnel and the related travel costs.

General and administrative expenses for the nine months ended March 31, 2002 increased 4% over the same period of 2001. This is the result of an increase in headcount and an increase in facility and utilities costs.

Total operating expenses after the capitalization of software development costs increased 3% for the nine months ended March 31, 2002 over the same period in 2001, the result of Management allocating resources to areas needed to meet their operating goals.

Net interest expense for the nine months ended March 31, 2002, increased 87% over the same period of the prior year. The Company financed the acquisition of FMM with debt, and continues to finance operations with debt from the majority stockholder and banks. Only during the six months ended March 31, 2002 has the Company been successful at financing its capital needs through equity financing.

                            FIELDS TECHNOLOGIES, INC.
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations


Deferred tax expense for the nine months ended March 31, 2001 reflects a charge for the write down of deferred tax assets of $940,000, compared to a deferred tax expense of $52,000 for the comparable period in 2002.

For the first nine months of 2002, net earnings of the company before capitalization of software development costs improved 36%. The improvement in earnings was due mainly to increase in revenue and decrease of deferred tax expense.

Three Months Ended March 31, 2002 and 2001

Revenues for the three months ended March 31, 2002 increased $373,000 or 33% over the comparable period in 2001. The increase is due to increased software license sales. During the same period gross profit increased 50%, due to the change in revenue mix of increased software licenses and decreased consulting revenue and consulting costs.

Research and development expenses before capitalization of software development costs, decreased 5% for the three months ended March 31, 2002 over the comparable period in 2001. The decrease was due to a reduction of outside contractor services. FMM and ActionManager reached technological feasibility in January 2001, and the Company began capitalizing software development costs resulting in $476,000 and $327,000 reduction of Research and Development expenses for the three months ended March 31, 2002.

Sales and marketing expenses for the three months ended March 31, 2002 increased 61% over the comparable period in 2001. The increase is the result of Management's plan to grow the Company's revenues and the need to grow the sales and marketing functions in order to achieve those plans. The increase in sales and marketing expenses are the result of increasing personnel and the related travel costs.

General and administrative expenses for the three months ended March 31, 2002 increased 12% over the same period of 2001. The change is the result of an increase in outside consulting fees.

Total operating expenses after the capitalization of software costs increased 3% for the three months ended March 31, 2002 over the same period in 2001, the result of Management allocating resources to areas needed to meet their operating needs and limiting costs in other areas.

Net interest expense for the three months ended March 31, 2002, decreased 5% over the same period of the prior year. The Company financed the acquisition of FMM with debt and has been reducing this debt through cash provided by equity financing.

For the third quarter 2002, net earnings of the company before capitalization of software development costs improved 37%. The improvement in earnings was due to increased sales and managing the costs of operations to maintain margins.

                            FIELDS TECHNOLOGIES, INC.
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

Liquidity and Capital Resources

Financial Position

The Company had $1,523,000 in cash and cash equivalents as of March 31, 2002 compared with $218,000 at June 30, 2001, representing an increase of $1,305,000. This increase in cash for the nine months ended March 31, 2002 relates principally to recent debt financings.

Working capital deficit as of March 31, 2002 decreased to $1,638,000 as compared to $3,483,000 at June 30, 2001. This $1,845,000 decrease in the working capital deficit for the nine months ended March 31, 2002 is principally attributable to:
o Net proceeds from financing in the form of long-term debt of $1,649,000. o Increase in accounts receivable of $930,000 related to third quarter license sales o Decrease in deferred revenue of approximately $400,000

To date, the Company has financed operations principally through revenues along with short term bank borrowings, loans from a majority shareholder and more recently, private placements of equity securities and long-term convertible debt. We generated $3,507,000 in net cash provided through financing activities during the nine months ended March 31, 2002, compared with $39,000 used in financing activities during the nine months ended March 31, 2001. During the nine months ended March 31, 2002, we used $1,287,000 of net cash in investing activities compared with $37,000 of net cash used in investing activities during the nine months ended March 31, 2001. The difference is mainly attributable to $1,249,000 of software development costs capitalized in the nine months ending in March 31, 2002.

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

At March 31, 2002, we had not committed any funds for capital expenditures. We have committed to spend $230,655 and $239,882 in operating lease payments for physical facilities for 2002 and 2003, respectively. At March 31, 2002, we had debt obligations outstanding in the principal amounts of $7,557,000 plus accrued interest. These loans bear interest at various rates between 6 % and 12%per annum. Of these outstanding debt obligations, a total of $3,261,000 plus accrued interest is payable to our majority shareholder, Riverview Financial Corp. In connection with the acquisition of Fresh Market Manager, LLC, we have an obligation to pay $1,875,000 to Cooper Capital, LLC. This obligation is payable in variable installments through October 2002. In addition to the generation of net income from operations to finance our operations and satisfy debt obligations, we expect that we will also require additional capital infusions to be derived from debt or equity financings.

                            FIELDS TECHNOLOGIES, INC.
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

As of March 31, 2002, the Company had outstanding stock options and warrants to sell 8,546,606 shares of common stock with exercise prices varying from $.10 to $1.43 per share, 8,272,634 of the options and warrants are fully vested at March 31, 2002. The exercise of all of these outstanding options and warrants would result in an equity infusion of $2,046,321. There is no assurance that any of these options or warrants will be exercised.

Inflation

We do not expect the impact of inflation on our operations to be significant.

                          PART II -- OTHER INFORMATION

                           ITEM 1. LEGAL PROCEEDINGS.

There have been no significant changes from what was reported in the Company's December 31, 2001 10-QSB/A.


                         ITEM 2. CHANGES IN SECURITIES.

On April 8, 2002 the shareholders representing 67% of the outstanding shares of the Company's Common Stock, approved an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock, $.01 par value per share, from 175,000,000 to 300,000,000, and to increase the authorized number of shares of Preferred Stock, $.01 par value per share, from 5,000,000 to 30,000,000.

The Board of Directors subsequently approved the increase in authorized shares. The Company mailed the Definitive Information Statement Form 14C on May 9, 2002 and anticipates it will be effective May 30, 2002.

                    ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

           ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

On April 8, 2002 the shareholders who collectively hold 67% of the voting power of the Company's Common stock approved increasing the authorized number of shares of Common Stock, $.01 par value per share, from 175,000,000 to 300,000,000, and increasing the authorized number of shares of Preferred Stock, $.01 par value per share, from 5,000,000 to 30,000,000 by written consent. A Definitive Information Statement on Form 14c was mailed on May 9, 2002 to all shareholders of record on April 8, 2002, but did not solicit a proxy.

On May 8, 2002 the shareholders who collectively hold 67% of the voting power of the Company's Common Stock approved by Written Consent (1) a proposal to change the Company's name to Park City Group, Inc. and (2) a proposal to change the domicile of the Company from the State of Delaware to the State of Nevada through a re-incorporation merger.

                            FIELDS TECHNOLOGIES, INC.
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

The Board of Directors subsequently approved the proposals. The Company will file an Information Statement on Form 14c to shareholders of record on June 6, 2002 with an anticipated mailing date on or around June 13, 2002. The company will not be soliciting a proxy.

                           ITEM 5. OTHER INFORMATION.

None.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits


                  3.8 Certificate of Amendment to Articles of Incorporation, April 9, 2002 (increased authorized shares). (Incorporated by reference Exhibit 1 of the Company's Report 14c, dated May 9, 2002).

                  10.1 Securities Purchase Agreement dated March 27, 2002. (Incorporated by reference Exhibit 10.1 of the Company's Report on 8-K, dated April 5, 2002.)

                  10.2 Promissory Note dated March 27, 2002 (incorporated by reference Exhibit 10.2 of the Company's Report on 8-K, dated April 5, 2002).

         (b)      Reports on Form 8-K:

                  Form 8-K dated April 5, 2002 is incorporated by reference.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     May 14, 2002                       FIELDS TECHNOLOGIES, INC.

                                             By /s/ Randall K. Fields
                                                -------------------------------
                                                Randall K. Fields, President and
                                                Chief Executive Officer

Date:     May 14, 2002                       By   /s/ Barbara J. Ray
                                                -------------------------------
                                                 Barbara J. Ray, Chief Financial
                                                 Officer, Secretary