Form 10KSB
period 2002-06-30
PARK CITY GROUP INC
filed 2003-02-21
CIK 50471

10-KSB
                              PERIOD ENDING 6/30/02



                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                               Annual Report Under
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                            For the fiscal year ended
                                  June 30, 2002

                             Commission file number
                                    000-03718

                              PARK CITY GROUP, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                        37-1454128
 -------------------------------               ---------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
          incorporation)

                     333 Main Street, Park City, Utah 84060
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (435) 649-2221
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                Fields Technologies, Inc.; 333 Main Street # 300
                              Park City, UT 84060,
          ------------------------------------------------------------
          (Former name and former address if changed since last report)


        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock ($0.0001 par value per share

     Title of each Class              Name of each exchange on which registered
     -------------------              -----------------------------------------
Common Stock, $.01 Par Value               Over-the-Counter Bulletin Board


                      Outstanding as of February 18, 2003
                      ------------------------------------
                        199,719,400 (2,326 shareholders)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) [ ] Yes [X] No; (2) [X] yes [ ] No.


10-QSB for period ending 9/30/02 was due November 14, 2002. An extension was filed on November 15, 2002.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ended June 30, 2002 were $3,869,420.

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately 2,056,339 calculated using a closing price of $0.01 per share on February 18, 2003. As of February 18, 2003 there were issued and outstanding 199,719,400 shares of the Company's common stock.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                            YEAR ENDED JUNE 30, 2002


                                     PART I

 Item 1   Description of Business                                            4
 Item 2   Description of Properties                                          8
 Item 3   Legal Proceedings                                                  8
 Item 4   Submission of Matters to a Vote of Security Holders                9

                                     PART II

 Item 5   Market for Common Equity and Related Stockholder Matters           9
 Item 6   Management's Discussion and Analysis or Plan of Operation         11
 Item 7   Financial Statements                                              17

                                    PART III

 Item 9   Directors, Executive Officers, Promoters and Control              18
Item 10   Executive Compensation                                            20
Item 11   Security Ownership of Certain Beneficial owners and Management    23
Item 12   Certain Relationships and Related Transactions                    24
Item 13   Exhibits and Reports on Form 8-K                                  25

          Signatures                                                        26


          Consolidated Financial Statements June 30, 2002 and
            June 30, 2001
          Independent Auditor's Report                                      30
          Consolidated Balance Sheet as of June 30, 2002                    31
          Consolidated Statement of Operations                              32
          Consolidated Statement of Stockholders' Deficit                   33
          Consolidated Statement of Cash Flows                              34
          Notes to Consolidated Financial Statements June 30, 2002
            and June 30, 2001                                               35

    Exhibit 99.1 Certification pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    Exhibit 99.2      8-K dated December 31, 2002



                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

Forward-Looking Statements

This annual report on Form 10-KSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including the risk factors set forth below and elsewhere in this report. See "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

                                     PART I
                         Item 1. Description of Business

General

The Company was incorporated in the State of Delaware on December 8, 1964 as Infotec, Inc., From June 20, 1999 to approximately June 12, 2001, it was known as Amerinet Group.com, Inc.

On June 13, 2001, the Company entered into a "Reorganization Agreement" with Randall K. Fields and Riverview Financial Corporation (hereafter referred to as "Reorganization Agreement,") whereby it acquired Park City Group, Inc., A Delaware corporation ("PCG"), which became a wholly owned subsidiary. In connection with the Reorganization, the then Board of Directors resigned and was replaced by the Board of Directors of PCG. The stockholders of PCG gained voting control of the common stock of the company and the name was changed from Amerinet Group.com, Inc. to Fields Technologies, Inc.

We conduct our operations through PCG which was incorporated in the State of Delaware in May 1990. PCG on April 5, 2001, acquired its wholly owned subsidiary, Fresh Market Manager, LLC ("FMM"), which is a Limited Liability Company formed in the State of Utah. PCG has conducted its operations since 1990. Through PCG, we provide, develop, license and deliver consulting services through our various software applications identified as "ActionManager" and "Fresh Market Manager."

On August 7, 2002, Fields Technologies, Inc., (OTCBB:FLDT) changed its name from Fields Technologies, Inc., to Park City Group, Inc., and reincorporated in Nevada. In this Annual Report Form 10-KSB when the terms "we", "Company" or "Park City Group" are used, it is referring to the Park City Group, Inc., a Nevada corporation as well as to Fields Technologies, Inc., the Delaware corporation which was reincorporated in Nevada under the name of the Park City Group, Inc. Our stock trades under the symbol PKCY.

Our principal executive offices are located at 333 Main Street, P.O. Box 5000, Park City, Utah 84060. Our telephone number is (435) 649-2221. Our website address is http://www.parkcity.com

We have not been involved in any bankruptcy, receivership, or similar proceeding.

Business

Park City Group is an established software company providing business operation management solutions to the retailing sector to improve efficiency and competitive ability. The ActionManager and Fresh Market Manager applications are offered as a superior set of software solutions to retailers in the store operations management and perishable product management areas. Because its product concepts originated in the environment of actual multi-unit-retail chain ownership, the products are strongly oriented to an operation's bottom line results. The products are highly pragmatic in their approach to standardizing and improving managerial actions. Finally, the products are executed on a fully developed, contemporary technology platform that is not only capable of supporting existing offerings, but can also be expanded to support related products.

The critical strength of our products is the artificial intelligence-like rules based technology that allows our customers to tailor the operating rules to replicate the expert knowledge and practices of their most successful managers. Our rules based systems are applications in which the action to be taken is determined by the rules defined by the user. As such, our customers who use our rules based system determine what action the system will perform when an identified condition occurs, usually based on the policies and procedures or "rules" of the customer's business operations. In this way, the customer decomposes its business operation into different rules or the way in which it wants certain conditions or actions to be addressed. In comparison, in non-rules based systems, the applications perform action as they have been designed and coded by the vendor, regardless of the action the customer might wish to take.

ActionManager

Our ActionManager applications are intended to replace costly paper-based and manual processes with systems that substantially reduce time spent on administrative tasks, non-productive (non-selling) labor costs, and excess headcount in the corporate office while insuring that each geographically distributed location adheres to the company's defined operational standards. Our ActionManager applications provide an automated method for managers to plan, schedule, and administer virtually every administrative task at store-level. In addition to automating the bulk of all administrative processes, ActionManager also provides the local manager with a real-time "dashboard" view of the business, as well as a "cockpit management" type alert system to notify the manager when something is or is not to be planned, and suggests best practice advice as to what course of action to be taken. By automating a great deal of the "process" and administrative burden of management, ActionManager allows management, at all levels, to devote more time to customer-related and employee related activities and to improve their over-all planning and decision making. The use of the ActionManager applications are intended to result in cost savings and improved staff and customer focus in the store. ActionManager applications have been marketed to large, as well as small to mid-size retailers with 50 or more locations.

ActionManager is a suite of software applications grouped into three distinct solutions or "workbenches." Each ActionManager Workbench incorporates the core ActionBase and ActionBoard technologies that allow a multi-unit organization to embed a company's "best practice" solutions into the system.

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

         ActionBoard is intended to be used by employees, managers, and the company as a whole. It displays operational information and guides employee and manager action. ActionBoard has been designed to provide the following potential advantages to employees:

         o        Alerts managers to issues that require immediate attention
         o        Gives advice on actions to be taken
         o Maintaining employees focus on essential activities and tasks to ensure that a critical task is not overlooked or delayed
         o        Improving performance quality and consistency
         o Improving employee response time and level of contribution o Spotlighting achievements and successes for management


The following describes our ActionManager software workbenches and the individual applications within them:

     Information Manager's Workbench

     The Information Manager's Workbench consists of the applications:
     ActionForm, ActionMail, CashSheet, ScoreTracker, Internet Mail Gateway, Action Gatekeeper, ReadyReference, and ReportBuilder which automate data collection and distribution, insuring consistent data flow both to and from the locations and the corporate office.

     Labor Manager's Workbench

     The Labor Manager's Workbench consists of the applications: Scheduler, Forecaster and TimeMeter. These applications are designed to address the problems of managing staff and insuring that staff is performing the right tasks at the right time and in the right place. Labor requirements are determined by analyzing the results created by the Forecaster and compliance to schedules and monitoring time punches are provided by the TimeMeter application.

     HR Manager's Workbench

     The HR Manager's workbench consists of the applications: SmartHire, Interactive Tutor, Checkup, and HRAction, which provide an automated process for personnel selection, training, and retention. These applications are intended to assist managers by automating many of the time consuming tasks that are associated with the hiring and training process.

Fresh Market Manager

Fresh Market Manager is a fully integrated system for managing perishable grocery departments such as deli, bakery, food service, meat, seafood and produce. This software enables item management and category analysis by exception, with particular emphasis on managing the production processes taking place within the store. In addition, this application provides accurate cost of goods identification and sales profitability analysis to determine gross profit and net profit by item.

Fresh Market Manager provides corporate, store and department managers with total item information, allowing extensive category analysis of perishable products. Category and store department managers can leverage this information to increase sales, decrease shrinkage, and improve overall gross profit. Combined with demand forecasting and automated production, Fresh Market Manager is designed to ensure that variety and item freshness increase, while overall waste decreases.

Focusing initially on perishable inventory needs, the applications gather point of sale and production data, especially in areas where better product delivery based on real demand, can help eliminate unnecessary waste, and can improve "right product" availability. The applications assist in the timely ordering of materials and provides real time demand management (based on patented forecasting algorithms) by using alerting functions.
Store management may use this software application for:

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

Corporate management may use the Fresh Market Manager software to control detailed data through well-defined information groupings to:

         o Determine the product mix for the enterprise at any level of detail
         o Create rules that drive production scheduling to meet the company's specific needs
         o Apply labor standards for production and for category management

Our Fresh Market Manager applications are Cost Control Monitor, Demand Forecast and Production Planner, Inventory Manager, and Alert Advisor.

     Cost Control Monitor

     This application assists managers in determining the amount of production waste as well as losses from throwaways and markdowns.

     Demand Forecast and Production Planner

     Demand Forecast and Production Planner: (a) delivers assortment plans and production schedules; (b) delivers corporate standards for core items; (c) assists managers in selecting customer/market driven items; and (d) develops a daily production plan based on forecasted needs. This application is intended to assist an organization in making the right product in the right quantity to improve the profitability of the perishable business by effective production planning and accurate assortment planning.

     Inventory Manager

     Inventory Manager provides cost control and inventory management of perishable product ingredients (i.e. raw materials). It includes computer-assisted ordering and item receiving modules. Inventory Manager is intended to address the needs of businesses to control the cost of inventory while minimizing lost sales from items not produced due to out of stock ingredients.

     Alert Advisor

     Alert Advisor delivers demand monitoring, exception analysis and production schedule revisions to relevant managers on a real-time basis.

Business Operations Resource Group (consulting services)

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

     Accelerated Implementation Strategy

     Using experience and industry expertise, our team focuses on identifying the company's mission, crucial business elements within the client company, developing a rapid implementation program, and providing the customer with continued assistance. The elements of this strategy include:

         o On-site support for pre-implementation analysis of requirements
         o        Consultants to augment the customer's project team
         o Defined project plans with time lines created to meet customer requirements
         o        On-site support for installation and verification
         o Completion and delivery of post-implementation and return on investment analysis

     Implementation Assistance Services We also provide services to our customers including:

         o Project management and consulting support for customer project teams
         o        Business rule recommendations and tailoring
         o        Technical systems analysis, assessment and configuration
         o        On-site training and educational services

Patents and Proprietary Rights

We own or control 8 U.S. patents, 3 patent pendings, 8 U.S. trademarks and 37 U.S. copyrights relating to our software technology. We have 14 international patents and patent applications pending. The patents referred to above are continuously reviewed and renewed as their expiration dates come due.

Our policy is to seek patent protection for all developments, inventions and improvements that are patentable and have potential value to the Company and to protect as trade secrets other confidential and proprietary information. We intend to vigorously defend our intellectual property rights to the extent our resources permit.

Our future success may depend upon the strength of our intellectual property. Although we believe that the scope of our patents/patent applications are sufficiently broad to prevent competitors from introducing devices of similar novelty and design to compete with our current products and that such patents and patent applications are or will be valid and enforceable, there are no assurances that if such patents are challenged, this belief will prove correct. We have, however, successfully defended one of these patents in two separate instances and as such, have some level of confidence in our ability to maintain our patents. In addition, patent applications filed in foreign countries and patents granted in such countries are subject to laws, rules and procedures, which differ from those in the U.S. Patent protection in such countries may be different from patent protection provided by U.S. Laws and may not be as favorable to us. We plan to timely file international patents in all countries in which we seek market share.

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

Government Regulation and Approval

Like all businesses, we are subject to numerous federal, state and local laws and regulations, including regulations relating to patent, copyright, and trademark law matters.

Cost of Compliance with Environmental Laws

We currently have no costs associated with compliance with environmental regulations. We do not anticipate any future costs associated with environmental compliance; however, there can be no assurance that we will not incur such costs in the future.

Research and Development

Total research and development expenditures including capitalization of software development costs, for the twelve months ended June 30, 2002 were $2,427,412 compared with $1,606,097 during the comparable period in 2001; a 51% increase. The increase is due to the additional resources that were used in an effort to complete some of the applications and make them commercially available to the market in the fall of 2002.

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

Employees

As of June 30, 2002, we employed 44 employees including 19 software developers and programmers, 9 sales, marketing and account management employees, 9 software service and support employees and 7 accounting and administrative employees. All of these employees work for us on a full time basis. We do expect to add additional employees during the next 12 months. Our employees are not represented by any labor union.

                        Item 2. Description of Properties
                        ---------------------------------

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

                            Item 3. Legal Proceedings
                            -------------------------

Debra Elenson vs. Fields Technologies, and Randall K. Fields (Filed -January 2002, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida): The plaintiff alleges, among other causes of actions, that a private placement memorandum pursuant to which the plaintiff had purchased shares of Fields Technologies, contained financial statements which were not prepared in accordance with generally accepted accounting principles and the requirements of SEC regulation S-X. The plaintiff alleges fraud, misrepresentation, unregistered sales of securities and other causes of actions. The plaintiff seeks a rescission of her investment in the company, damages and legal fees. The defendants deny each of plaintiff's allegations, belief that the plaintiff's claims have no merit and will vigorously defend the matter. The case has been removed to the federal district court in Florida.

Lawrence A. Locke et al vs. Market Watch Corporation, and Fields Technologies, Inc. (Filed - September 2001, in the Circuit Court of Oregon in Multnomah County): The plaintiff alleges, among other causes of action, that the defendants sent or caused to be sent unsolicited facsimile advertisement in violation of the Telephone Consumer Protection Act. The plaintiff is seeking to have the case certified as a class action and is looking for damages caused by wear and tear of his facsimile machine and use of phone lines, toner, ink, paper, etc. This matter was settled in September 2002 for a nominal amount.

In August 2002, the Company filed legal action against The Yankee Companies, Inc. et al. The defendants were entities and individuals involved in the reorganization of Amerinet and its acquisition of control of Park City Group (Delaware). These causes of actions include: violation of Florida's Securities and investor Protection Act, Fraud, negligent misrepresentation, violation of Federal Securities Acts 1933 and 1934 and breach of promissory note. This action has been filed in the State of Utah but is in the preliminary stages of discovery.

In August 2002, the Company filed legal action against The Yankee Companies, Inc. et al. The defendants were entities and individuals involved in the reorganization of Amerinet and its acquisition of control of Park City Group (Delaware). These causes of actions include: violation of Florida's Securities and investor Protection Act, Fraud, negligent misrepresentation, violation of Federal Securities Acts 1933 and 1934 and breach of promissory note. This action has been filed but is in the preliminary stages of discovery.

Approximately two weeks following the filing of the complaint against Yankee Companies, the Company was served with a complaint by Yankee Companies and others, alleging sales of unregistered securities, securities fraud, registration violations, fraud negligent misrepresentation, and breach of loan agreement. On or about February 5, 2003 the case was dismissed based on the fact that the Utah case filed by the Company was filed first and all issues can be argued in that case.

           Item 4. Submission of Matters to a Vote of Security Holders
           -----------------------------------------------------------

The following matters were submitted to a vote of our security holders during the twelve months ended June 30, 2002, and were approved.

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

On May 8, 2002 the shareholders who collectively hold 67% of the voting power of the Company's Common Stock approved by Written Consent (1) a proposal to change the Company's name to Park City Group, Inc., and (2) a proposal to change the domicile of the Company from the State of Delaware to the State of Nevada through a re-incorporation merger.

The Board of directors subsequently approved the proposals. A Definitive Information Statement on Form 14c was mailed on May 29, 2002 to all shareholders of record and on June 13, 2002, but did not solicit a proxy.

                                     PART II
        Item 5. Market for Common Equity and Related Stockholder Matters
        ----------------------------------------------------------------

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

Share Price History

Our common stock (the "Common Stock") is traded in the over-the-counter market in what is commonly referred to as the "Electronic" or "OTC Bulletin Board" or the "OTCBB" under the trading symbol "PKCY." The following table sets forth the high and low bid information of the Common Stock for the periods indicated. The price information contained in the table was obtained from IDD Information Services, Inc. and other sources we consider reliable. Note that such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and the quotations may not necessarily represent actual transactions in the Common Stock.

            Fiscal Year 2001                     Low                  High
            ----------------                     ---                  ----
           September 30, 2000                   $0.343               $1.093
            December 31, 2000                   $0.170               $0.670
             March 31, 2001                     $0.160               $0.600
              June 30, 2001                     $0.210               $0.530


            Fiscal Year 2002
            ----------------
           September 30, 2001                   $0.170               $0.60
            December 31, 2001                   $0.070               $0.170
             March 31, 2002                     $0.090               $0.320
              June 30, 2002                     $0.090               $0.220


Holders of Record

At February 18, 2003 there were 2,326 holders of record of our Common Stock and shares issued and outstanding of 199,719,400. The number of holders of record was calculated by reference to our stock transfer agent's books.

Issuance of Securities

During the period July 1, 2000 through the date of our reorganization, June 13, 2001, AmeriNet Group.com, Inc. ("AmeriNet") (the predecessor to Fields Technologies Inc. ) issued shares of common stock as follows:

         o AmeriNet issued 196,073 shares of preferred stock for cash, liabilities, debt and services aggregating in the amount of $1,488,227
         o AmeriNet converted 442,783 shares of preferred stock to 8,855,660 shares of common stock
         o AmerNet issued 6,700,145 shares of common stock for cash, services, liabilities and debt aggregating in the amount of $1,656,536
         o AmeriNet issued 9,000,000 shares of its common stock for a subscription receivable of $1,530,000
         o AmeriNet issued 3,122,995 shares of common stock from the exercise of stock options
         o AmeriNet retired 505,380 shares of its common stock for cash of $131,599
         o AmeriNet recorded expense of $233,043 and deferred stock compensation of $92,873
         o AmeriNet satisfied liabilities and debt with the distribution of certain assets and investments through the issuance of 14,352 shares of its common stock

In connection with our reorganization, a total of 109,623,600 shares of our common stock were issued to shareholders of Park City Group, Inc. in exchange for their shares of common stock of that company.

Subsequent to June 13, 2001, shares of our common stock were issued as follows:

         o In June 2001, 352,941 shares of common stock were issued in satisfaction of certain debt valued in total at $134,118 based on the fair market value of the shares issued.
         o In December 2001, 6,800,000 shares of common stock were sold in a private placement at $0.25 per share. In addition to the common stock purchasers received various additional rights. In March 2002, certain of these additional rights were relinquished in exchange for additional shares of the Company's common stock. The exchange was for every 1.67 shares with rights held 1 share of additional common stock were issued.
         o In March 2002, 1,666,667 shares of common stock were sold in a private placement, at $0.15 per share, with an option to purchase 1,666,667 additional shares that expired September 2002.
         o In December 2001, 400,000 shares were issued as payment for consulting services.

         o In March, 2002, the Company issued convertible debt, of $1,750,000 at 10% interest due October 31, 2005. This debt was converted into 11,666,667 shares of common stock in June, 2002, and carries a warrant for 11,666,667 shares to be purchased $.17 per share expiring, March 27, 2005. The warrant and debt carried anti-dilution rights. Adjustments to the warrant price and additional shares were issued in accordance with the anti-dilution rights in August and November 2002. In August 2002, 8,458,334 additional shares of common stock were issued, the exercise price of the warrants was decreased to $0.10 per share, and the number of shares of common stock to be purchased under the warrant was increased to 20,125,001. In November 2002, 8,625,000 additional shares of common stock were issued the exercise price of the warrants was decreased to $0.07 per share, and the number of shares of common stock to be purchased under the warrant was increased to 287,750,001. This shareholder was allowed further anti-dilution of the warrant exercise price to $0.04 per share of common stock (and a corresponding increase in the number of shares of common stock to be purchased under the warrant), but the shareholder waived this right and opted for $0.07 exercise price per share on the warrant.
         o In May, 2002 166,667 shares of common stock were issued for consulting services.
         o In August and November 2002, the President of the Company and two members of the Board of Directors received in accordance with antidilution rights. Additional shares of common stock and adjustments to the corresponding warrants. In August 2002, 1,450,000 additional shares of common stock were issued to the President, the exercise price of the warrants was decreased to $0.10 per share from $0.11 and $0.24 respectively, and the number of shares of common stock to be purchased under the warrants was increased to 880,000 and 2,880,000 from 800,000 and 1,200,000 respectively. In November 2002, 1,478,571 additional shares of common stock were issued to the President, the exercise price of the warrants was decreased to $0.04 per share, and the number of shares of common stock to be purchased under the warrant was increased to 9,400,000 in total. In August 2002, 2,658,334 additional shares of common stock were issued to the two directors, the exercise price of the warrants was decreased to $0.10 per share from $0.11 and $0.24, respectively, and the number of shares of common stock to be purchased under the warrants was increased to 1,980,000 and 4,480,001 from the 1,800,000 and 1,866,667, respectively.
                  In November 2002, 2,710,715 additional shares of common stock were issued, the exercise price of the warrants was decreased to $0.04 per share, and the number of shares of common stock to be purchased under the warrants was increased to 16,150,002.
         o In December 2002, as consideration for extension of payment on the Note Payable to Riverview Financial Corporation (majority shareholder of PCG), the company issued 7,000,000 shares of common stock.

       Item 6. Management's Discussion and Analysis of Financial Condition
                            and Results of Operation
      --------------------------------------------------------------------

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The terms "Company", "we", "our" or "us" are used in this discussion to refer to Park City Group, Inc. (formerly Fields Technologies, Inc.) along with Park City Group, Inc.'s wholly owned subsidiary, Fresh Market Manager, LLC, on a consolidated basis, except where the context clearly indicates otherwise.

Park City Group, Inc. and Fresh Market Manager LLC had December 31 year-ends; Fields Technologies, Inc., had a June 30 year-end. In conjunction with the June 2001 reorganization the June 30 year-end was retained for all entities. Therefore, the information presented here and in the consolidated financial statements included elsewhere in this document are for the twelve months ended June 30, 2002, and 2001 (unaudited), and December 31, 2000 and the six months ended June 30, 2001. The merger of FMM and Park City Group in April 2001 was accounted for under the purchase accounting method. Therefore, in the year-end June 30, 2001 FMM operations have only been included in the consolidated financial statements for the three months ended June 30, 2001, and the twelve months then ended.

Overview

Our principal business is the design, development, marketing and support of our proprietary software products. These software products are designed to be used in retail businesses having multiple locations by assisting individual store locations and corporate management with managing daily business operations and communicating results of those operations in a timely manner.

In accordance with U.S. generally accepted accounting principles, we have expensed all software development costs as incurred through December 31, 2000 with our software having been viewed as an evolving product. During January 2001, technological feasibility of a major revision to our ActionManager and Fresh Market Manager software and our 4x development platform was established. In accordance with U.S. generally accepted accounting principles, development costs incurred from January 2001 through June 30, 2002, totaling $2,356,807 has been capitalized. These costs will be amortized on a straight-line basis over a period of four years. Amortization will begin when the products are available for general release to the public, which was September 2002, for FMM and anticipated as March 2003 for 4x ActionManager. Our consolidated balance sheet does not reflect any value attributable to intellectual property, the cost of which has been expensed as incurred. To date, development and intellectual property expenditures have resulted in the development of applications of the ActionManager software and applications of Fresh Market Manager software along with eight granted software patents and three patent applications with numerous separate trademarks and copyrights.

Through June 30, 2002, we have accumulated aggregate consolidated losses totaling $11,479,568 which includes net loss of $3,390,760 and $1,902,485 for the twelve months ending June 30, 2002, and 2001, respectively.

We plan to actively market our current software products both domestically and internationally. We also intend to enhance our existing software products and develop new software applications to augment our existing portfolio of products.

Management Discussion and Analysis

Financial Position
We had $140,972 in cash and cash equivalents as of June 30, 2002 compared with $218,482 at June 30, 2001, representing a decrease of $77,510. This decrease in cash for the twelve months ended June 30, 2002 relates principally to increases in operating expenses as the Company increased its sales force, and including interests costs of $771,225.

Working capital deficit as of June 30, 2002 decreased to $3,201,600 as compared to $3,483,012 at June 30, 2001. The decrease in the working capital deficit for the twelve months ended June 30, 2002 is principally attributable to a decrease in the current portion of long-term debt as the result of the renegotiation and extension of the debt repayment on the Cooper Capital note.

Twelve Months Ended June 30, 2002 and 2001 During the twelve months ended June 30, 2002, we had total revenues of $3,869,420 compared to $3,665,042 for the same period in 2001. The increase in revenue of 6% is principally attributable to increased licenses due to the increased sales force and their ability to close business. Deferred revenue increased approximately $95,000, 6% as the result of increased outstanding contractual obligations on contracts. Software license sales increased 31% as the result of adding a significant new customer that accounted for approximately 20% of total revenues and increased license sales to existing customers. Maintenance and Support revenue declined by 10% the result of our older clients electing not to continue with maintenance. The average customer of Park City Group purchases maintenance support services for 5 years. Consulting revenue during the current year did not experience a significant change from the comparable period in the prior year.

Total research and development expenditures including capitalization of software development costs, for the twelve months ended June 30, 2002 were $2,427,412 compared with $1,221,043 during the comparable period in 2001; a 99% increase. The increase is due to the additional resources that were used in an effort to complete some of the applications and make them commercially available to the market in the fall of 2002.

Sales and marketing expenses of $1,614,710 incurred during the twelve months ended June 30, 2002 increased 133% compared to $693,379 for the comparable period ended June 30, 2001. During FYE 2002 the Company hired an executive officer and two full-time direct sales representatives, in addition, an outbound demand generation department of three full-time representatives were added to the sales structure of the company. These additional sales efforts are critical to the success of the Company in broadening our market reach and increasing our customer base.

Fiscal year ended June 2002 compared to the same period ended 2001 saw an increase in general and administration costs of approximately 61%. The majority of the increases in costs are associated with being a public company and as such incurring costs such as accounting, legal and investor relations.

In FYE 2002 the Company did not incur reorganization expenses. The reorganization and professional costs of $476,762 incurred during the twelve months ended June 30, 2001 relate principally to legal, accounting and other associated expenses regarding the reverse acquisition transaction between Park City Group, Inc. (formerly AmeriNet Group.com, Inc.) and Park City Group, Inc.

Net interest expense for the twelve months ended June 30, 2002 was $771,225 compared to $454,908 for the twelve months ended June 30, 2001. The net interest expense increase is attributable principally to: (i) interest associated with the debt acquired during the 2001 period related to the acquisition of Fresh Market Manager, LLC; (ii) additional interest related to an increase in the average outstanding balance on the line of credit during the 2002 period; and
(iii) interest related to an increase in the balance of the obligations due to our principal shareholder.

Upon the acquisition of the member interest of Fresh Market Manager, LLC by Park City Group, Inc. in April 2001, certain principal and related accrued interest was discharged. Of the total accrued interest forgiven, $278,295 is related to interest due to an unrelated party and has been reflected separately as a gain on the forgiveness of debt during the twelve-month period ended June 30, 2001. No such gain was recognized during the comparable twelve months ended June 30, 2002

Liquidity and Capital Resources

To date, we have financed our operations through operating revenues from software licensing, maintenance, product support, consulting and related services along with short-term bank borrowings, loans from a majority shareholder, and private placements of equity securities. During the twelve months ended June 30, 2002 the operations of the Company used net cash of $1,242,859 compared to net cash provided of $133,564 for the comparable period ended 2001. The majority of the decrease in cash provided by operations were due to an increase in net operating loss before taxes of approximately $1,865,000, an increase in trade receivables of approximately $212,000, an increase in deferred revenue of approximately $95,000, and an increase in related party interest payable of approximately $314,000. In addition the Company expended approximately $1,702,000 for expedited research and development costs.

The Company intends to use the equity markets to raise sufficient capital to fund the growth of the sales and marketing functions. The majority of the $2,916,042 cash provided through financing activities during the twelve months ended June 30, 2002 represents the sale of the Company's common stock through private placements.

During the twelve months ended June 30, 2002, we used $1,750,693 of net cash in investing activities compared with $519,783 of net cash used in investing activities during same period in 2001. Investing activities consists mainly of investing in the development of our future software products. During 2002 we submitted 2 patent applications and received 1 patent pending.

As of June 30, 2002, we had cash and cash equivalents amounting to $140,972 compared to $218,482 on June 30, 2001. Total current assets totaled $916,966 at June 30, 2002 compared with $1,179,574 on June 30, 2001. Current liabilities totaled $4,118,566 on June 30, 2002 compared with $4,662,586 on June 30, 2001.
As such, these amounts represent an overall decrease in working capital deficit. These decreases in working capital deficit, which equate to increased working capital, are largely due to increases in net cash provided by financing activities and an overall decrease in short term indebtedness.

The Company has been successful in extending payment terms on a significant amount of debt. The Company needs to obtain long-term capital funding to meet approximately $5.9 million in debt payments due by August 2003. These loans bear interest at various rates between 6 percent per annum and 17.4 percent per annum. Of these outstanding debt obligations, a total of $3,739,000 is payable to our majority shareholder, Riverview Financial Corp. The Cooper Capital obligation of $1.4 million requires a minimum principal payment of $575,000 on or before June 30, 2003, the repayment could be greater if cash flows from operations exceed $400,000 per month. Interest on this loan accrues at a rate of 16% on any unpaid balance and is payable monthly, there are also forbearance fees of $340,000 that are due; 1/3 by July 1, 2003; 1/3 by August 1, 2003; and 1/3 by September 1, 2003. At June 30, 2002, we had not committed any funds for capital expenditures. We have committed to spend $168,000 in operating lease payments for physical facilities during the remainder of 2002 and $288,000 for 2003. The Lease expires on 12/31/03.

As of June 30, 2002 we had a bank loan for approximately $687,000 at a variable rate (1% over prime). The note was due September 30, 2003. The Bank Note is secured in part by $480,000 of personal securities of the CEO.

In December 2002, the Cooper Capital obligation of $1.4 million and the bank loan of $687,000 still outstanding were paid by securing a $2 million note payable from a related party and a $250,000 advance from an officer of the Company. All accrued interest was paid, and all forbearance fees related to the Cooper Capital note were cancelled.

The Company has reduced its overall monthly operating costs by approximately $90,000 per month subsequent to June 30, 2002. A combination of efforts to judiciously monitor, control and where appropriate reduce ongoing expenses has been adopted by the Company's management team. For example, in June, 2002 the Company reduced management and staff headcount, reduced travel expenses, and established new policies for customer related travel and enforced budgetary constraints on all operating expenses. The Company recognizes that additional capital infusions from debt or equity financing will be needed to augment the generation of net income and net cash from our business activities so that we may grow the Company and satisfy debt obligations. The marketing focus of the Company will primarily be on the promotion of Fresh Market Manager, by parlaying the success of our most recent licensee to drive sales momentum in this industry segment (grocery), and taking advantage of the sales potential by increasing the licensing of new customers. The Company will also focus some of its Marketing and Development activities on the creation of functionality enhancements for the ActionManager applications to ensure existing customers receive beneficial improvements that will justify their continued maintenance payments into the future. Our working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including: (i) changes in the software industry and environment which may require additional modifications to our software and platforms; (ii) the pace at which our products are accepted by and sold into the market and the related sales and marketing effort and support requirements, and (iii) changes in existing financing arrangements. We intend to investigate opportunities to expand into compatible businesses through possible acquisitions or alliances. In addition, there may be unanticipated additional working capital and other capital requirements to consummate such transactions and oversee the related operations.

As of February 18, 2003 we had outstanding stock options and warrants to sell 76,242,870 shares of common stock with exercise prices varying from $0.04 to $1.43 per share. The exercise of all of these outstanding options and warrants would result in an equity infusion of $6,671,386. There is no assurance that any of these options or warrants will be exercised until such time as our stock is listed on the OTC:BB Exchange.

Inflation

We do not expect the impact of inflation on our operations to be significant.

Risk Factors

We are subject to certain other risk factors due to the organization and structure of the business, the industry in which we compete and the nature of our operations. These risk factors include the following:

Risk Factors Related To The Company's Operations

Continued net losses could impair our ability to raise capital.

We cannot accurately predict our future revenues. A significant portion of the future marketing strategy involves an emphasis on sales activities on our Fresh Market Manager applications; if our marketing strategy fails, our revenues and operations will be negatively affected. All Park City Group applications are designed to be highly flexible so that they can work in multiple retail and supplier environments such as grocery stores, convenience stores, and quick service restaurants. There is no assurance that the market will accept the Fresh Market Manager applications in proportion to our increased marketing of this product line, although current business activity might suggest that the market opportunity and acceptance of the Fresh Market Manager product line are positive. It is possible that we may face significant competition that may negatively affect demand for our Fresh Market Manager applications, including the public's preference for our competitor's new product releases or updates over our releases or updates. If our Fresh Market Manager applications marketing emphasis fails, we will need to refocus our marketing strategy to our ActionManager product offerings, which could lead to increased marketing costs, delayed revenue streams, and otherwise negatively affect our operations.

There can be no assurance that we will be able to generate significant revenues or that we will achieve or maintain profitability, or generate revenues from operations in the future. We believe that our success will depend upon our ability to generate and retain new customers, which cannot be assured, and in many circumstances, may be beyond our control. Our ability to generate sales will depend on a variety of factors, including:

         o Our sales and marketing efforts as well as the co-marketing efforts of our strategic partners;
         o        The reliability and cost-effectiveness of our services;
         o        Customer service and support.

We face competition from existing and emerging technologies that may affect our profitability. The markets for our type of software products and that of our competitors are characterized by: (i) Development of new software, software solutions, or enhancements that are subject to constant change, (ii) Rapidly evolving technological change, (iii) Unanticipated changes in customer needs.

Because these markets are subject to such rapid change, the life cycle of our products is difficult to predict; accordingly, we are subject to following risks:

         o Whether or how we will respond to technological changes in a timely or cost-effective manner
         o Whether the products or technologies developed by our competitors will render our products and services less attractive to potential buyers or shorten the life cycle of our products and services
         o Whether our products and services will achieve and sustain market acceptance

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

We expect our operating results to fluctuate, which makes it difficult to predict future performance.
We expect a portion of our revenue stream to come from license sales, maintenance and services charged to new customers, which will fluctuate in amounts because software sales to retailers tend to be cyclical in nature. In addition we would potentially experience significant fluctuations in future operating results caused by a variety of factors, many of which are outside of our control, including:

         o        Demand for and market acceptance of new products
         o Introduction or enhancement of products and services or access by us or our competitors
         o        Capacity utilization
         o        Technical difficulties, system downtime
         o Fluctuations in data communications and telecommunications costs
         o        Maintenance subscriber retention
         o The timing and magnitude of capital expenditures and requirements
         o Costs relating to the expansion or upgrading of operations, facilities, and infrastructure
         o        Changes in our pricing policies and those of our competitors
         o        Changes in regulatory laws and policies
         o General economic conditions, particularly those related to the information technology industry

Because of the foregoing factors, we expect our future operating results to fluctuate. As a result of such fluctuations, it will be difficult to predict our operating results. Period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon as an indicator of future performance. In addition, a relatively large portion of our expenses will be fixed in the short-term, particularly with respect to depreciation, real estate and personnel. Therefore, our future operating results will be particularly sensitive to fluctuations in revenues because of these and other short-term fixed costs.

We may be unable to collect our receivables and retainages in amounts previously estimated.

In accordance with United States generally accepted accounting principles, we have established reserves against the company's retainages and receivables. We believe that the established reserves adequately allow for the estimated uncollectable portion of the retainages and receivables. However, we may experience collection rates below its established reserves, which could reduce the amount of available funds and require additional reserves. Reduced available funds could adversely affect our ability to successfully implement the objectives of our business plan. There can be no assurance that we will be able to collect our retainages and receivables in sufficient amounts. Failure to collect adequate amounts of its retainages and receivables could materially adversely affect our business and results of operations.

Some of our competitors are larger and have greater financial and operational resources that may give them an advantage in our market.

Many of our competitors are larger and have greater financial and operational resources than we may have available to us. This may allow them to offer better pricing terms to customers in the industry, which could result in a loss of our potential or current customers or could force us to lower our prices. Any of these actions could have a significant effect on our revenues. In addition, our competitors may have the ability to devote more financial and operational resources than we can to the development of new technologies that provide improved operating functionality and features to their product and service offerings. If successful, their development efforts could render our product and service offerings less desirable to customers, again resulting in the loss of customers or a reduction in the price we can demand for our offerings.

We need to hire and retain qualified personnel to sustain our business.

We are currently managed by a small number of key management and operating personnel. We do not have employment agreements with most of our employees. Our future success depends, in part, on the continued service of our key executive, management, and technical personnel, some of whom have only recently been hired, and our ability to attract highly skilled employees. If key officers or employees are unable or unwilling to continue in their present positions, our business could be harmed. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees. Competition for employees in our industry is intense. If we are unable to retain key employees or attract, assimilate or retain other highly qualified employees in the future, it may have a material adverse effect on our business and results of operations.

We are dependent on the continued participation of certain key executives and personnel to effectively execute our business plan and strategies and we must effectively integrate our management team.

Our business is dependent upon the continued services of our founder and Chief Executive Officer, Randall K. Fields. Should we lose the services of Mr. Fields, our operations will be negatively impacted. We currently maintain key man insurance on Mr. Fields life in the amount of $10,000,000. The loss of the services of Mr. Fields would have a materially adverse effect upon our business.

We depend on the ability of our management team to effectively execute our business plan and strategies. During the last several months, we have continually asked our key executives to forgo their salary, and as such are at risk for their continued commitment. If our management group is unable to effectively integrate its activities, or if we are unable to integrate new employees into our operations, our business plan and strategies will not be effectively executed and our operations could suffer.

Our business is currently dependent upon a limited customer base; should we lose any of these customer accounts, our revenues will be negatively impacted.

We expect that our existing customers will continue to account for a substantial portion of our total revenues in future reporting periods. Our ability to retain existing customers and to attract new customers will depend on a variety of factors, including the relative success of our expansion and marketing strategies and the performance, quality, features, and price of current and future products. Accordingly, if we lose customer accounts or our customer orders decrease, our revenues and operating results will be negatively impacted. In addition, our future revenues will be negatively impacted if we fail to add new customers that will make purchases of our products and services.

If we fail to expand our sales force or if our sales force is unsuccessful, we will be unable to expand our customer base.

We must increase our customer base to expand our operations and increase our revenues. Currently, there is a shortage of sales personnel for our needs, specifically to target senior management of our prospective customers and who can generate and serve large accounts. Our future customer base is dependent upon implementation of an expanded marketing program and an increased sales force.

We may be unable to raise necessary funds for operations.

We anticipate that we need to raise additional funds to meet cash flow and capital requirements. In the past, we have frequently experienced cash flow shortages because we have not generated enough cash from operations to cover expenses. We will require raising additional funds to meet our capital needs. There can be no assurance that such financing will be available in amounts or on terms acceptable to us, if at all. Further, our lack of tangible assets to pledge could prevent us from establishing debt-based sources of financing. The inability to raise necessary funding would adversely affect our ability to successfully implement our business plan. There can be no assurance that we will be able to obtain additional financing to meet our current or future requirements on satisfactory terms, if at all. Failure to obtain sufficient capital could materially adversely affect our business and results of operations.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of its products or obtain and use information that we regard as proprietary. In some types of situations, we may rely in part on "shrink wrap" or "point and click" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Policing unauthorized use of our products is difficult. While we are unable to determine the extent to which piracy of our software exists, software piracy can be expected to be a persistent problem, particularly in foreign countries where the laws may not protect proprietary rights as fully as the United States. We can offer no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not reverse engineer or independently develop similar technology.

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

Park City Group has an unpaid promissory note due to Riverview Financial Corp. ("Riverview") in the amount of $3,260,714 with interest payable at 12% per annum. In addition, another agreement provides that our subsidiary, Park City Group, will pay to Riverview, an amount equal to 5% of the value of any acquisition we enter into during the term of Mr. Fields' employment agreement.

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

Market and Capital Risks

Future issuances of our shares may lead to future dilution in the value of our common stock, a reduction in shareholder voting power, and prevent a change in our control. Our shares may be substantially diluted due to the following:

         o Issuance of common stock in connection with funding agreements we have with third parties and future issuances of common and preferred stock by our Board of Directors
         o Our Board of Directors has the power to issue additional shares of common stock and preferred stock and the right to determine the voting, dividend, conversion, liquidation, preferences and other conditions of the shares without shareholder approval

Stock issuances may result in reduction of the book value or market price of our outstanding shares of common stock. If we issue any additional shares of common or preferred stock, proportionate ownership of our common stock and voting power will be reduced. Further, any new issuance of common or preferred shares may prevent a change in our control or management.

Issuance of our preferred stock could depress the market value of current shareholders and could have a potential anti-takeover effect. We have 30,000,000 authorized shares of preferred stock that may be issued by action of our Board of Directors. Our Board of Directors may designate voting control, liquidation, dividend and other preferred rights to preferred stock holders. Our Board of Directors' authority to issue preferred stock without shareholder consent may have a depressive effect on the market value of our common stock. The issuance of preferred stock, under various circumstances, could have the effect of delaying or preventing a change in our control or other take-over attempt and could adversely affect the rights of holders of our shares of common stock.

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

Because our common stock is considered a penny stock, any investment in our common stock is considered to be a high-risk investment and is subject to restrictions on marketability. Our common stock has traded on the Over-the Counter Bulletin Board since June, 2001. The bid price of our common stock has been less than $5.00 during this period. We are subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock.

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

                          Item 7. Financial Statements
                          ----------------------------

See the index to consolidated financial statements and consolidated financial statement schedules included herein as Item 13.

       Item 8. Changes In and Disagreements With Accountants on Accounting
                            and Financial Disclosure
       -------------------------------------------------------------------

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

                                    PART III
      Item 9. Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act
      ---------------------------------------------------------------------

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

         Name              Age                 Position - Committee
         ----              ---                 --------------------
 Randall K. Fields         55         President, Chief Executive Officer
                                      Chairman of the Board and Director

 *Stephen D. Weinroth      63
 ***Edward C. Dmytryk      56               Director, and acting CFO


   Thomas W. Wilson        70     Director and Compensation Committee Chairman
   William R. Jones        67        Director and Audit Committee Chairman
  Bernard F. Brennan       64                       Director
  ****Terry R. Peets       58                       Director
  **Anthony E. Meyer       41                       Director

*Resigned from the Board 10/14/02
**Joined Board 10/14/02
*** Became acting CFO of the Company on 10/11/2002
****Resigned from the Board on November 21, 2002.

Randall K. Fields has been our President, Chief Executive Officer, and Chairman of the Board of Directors since June, 2001. Mr. Fields founded Park City Group, Inc., a software development company based in Park City, Utah, in 1990 and has been its President, Chief Executive Officer, and Chairman of the Board since its inception in 1990. Mr. Fields has been responsible for the strategic direction of Park City Group, Inc. since its inception, including the ActionManager family of integrated software applications for geographically distributed multi-unit business environments and the Fresh Market Manager software suite that addresses the needs of organizations with the perishable inventory, production, planning, and product forecasting and costing requirements. Mr. Fields co-founded Mrs. Fields Cookies with his then wife, Debbi Fields. He served as Chairman of the Board of Mrs. Fields Cookies from 1978 to 1990. In the early 1970's Mr. Fields established a financial and economic consulting firm called Fields Investment Group. Mr. Fields received a Bachelor of Arts degree in 1968 and a Masters of Arts degree in 1970, respectively from Stanford University, where he was Phi Beta Kappa, Danforth Fellow and National Science Foundation Fellow.

Edward C. Dmytryk has been a director since June, 2000. In October 2002, Mr. Dmytryk took on additional responsibilities as acting CFO and as such resigned from the Audit Committee. Since September 1999, Mr. Dmytryk has also been the Acting President of GNR Health Systems, Inc., a physical therapy products sales company located in Ocala, Florida and is on the Board of Directors of Colmena Corporation. Since June of 1990, Mr. Dmytryk has also been the owner and Chief Executive Officer of Benchmark Industries, Inc., a metal fabrications company headquartered in Fort Worth, Texas. Mr. Dmytryk graduated Summa Cum Laude from the Citadel, the Military College of South Carolina in 1968 with a Bachelor of Science Degree.

Thomas W. Wilson, Jr. has been a director since August, 2001. Mr. Wilson is also currently a director and the Chairman of the Board of Productivity Solutions, Inc., a Jacksonville, Florida builder of customer self-checkout point-of-sale equipment. From 1995 to 1999, Mr. Wilson was the Chairman of the Board and currently serves as a member of the Board of Information Resources, Inc., a Chicago, Illinois-based provider of point-of-sale information based business solutions to the consumer packaged goods industry. From 1998 to 1999, Mr. Wilson was the Interim Chief Executive Officer of Information Resources, Inc. From 1966 to 1990, Mr. Wilson was employed in various capacities with McKinsey & Co., a management consulting company. In 1968, Mr. Wilson was elected a Partner of McKinsey and Co., and in 1972 he was elected a Senior Partner. Mr. Wilson received a Bachelor of Arts Degree from Dartmouth College and a Masters of Business Administration Degree from the Wharton school of the University of Pennsylvania.

William R. Jones has been a director since August, 2001. Mr. Jones founded WR Jones Associates in 1996, a consulting firm that assists startup software companies to form marketing strategies, management processes and management teams. Mr. Jones served as a vice-president of Park City Group from 1991 to 1994. From 1984 to 1991, Mr. Jones was employed at International Business Machines in various capacities, including having served as a vice-president and was in charge of all marketing to the U.S. retail industry. Mr. Jones participated in bringing IBM's technologies to market, including: (i) Universal Product Code for item identification, (ii) The original IBM Personal Computer,
(iii) Computer Assisted Manufacturing (iv) Just-in-Time inventory management and
(v) Quick Response - supply chain inventory management

Bernard F. Brennan has been a director since August, 2001. Mr. Brennan has been a senior executive (CEO and President) with such organizations as Sears Roebuck & Company, Montgomery Ward Corporation, Von's Supermarkets as well as an additional broad spectrum of retail operations. He became President & CEO of Household Merchandising, Inc., a $5 billion division of Household International, Inc. where he also served on Household International's board of directors. There he oversaw a diversity of retail operations, including Von's Supermarkets, Ben Franklin Stores, Coast-To-Coast Stores, TG & Y Discount Stores, Barker Brothers, Colby's and American Furniture Stores. In 1985, Brennan rejoined Montgomery Ward Corporation as Chairman & CEO of the holding company, including the Retail Group and Signature Direct Marketing Group, where he served until 1997. Mr. Brennan has also served as chairman of the National Retail Federation. Mr. Brennan currently serves on the board for Marketmax, a retail merchandising technology company, and Spotlight Solutions, a retail pricing optimization technology company.

Terry R. Peets joined the Board of Directors in April 2002 and resigned his position in November 2002. Mr. Peets is currently an advisor to J P Morgan Partners and holds director positions with Diamond Brands, Inc., SuperMarkets Online, PSC/Spectra Physics, Doane Pet Care, Inc., City of Hope and the Children's Museum of Orange County.

Anthony E. Meyer has been a director since October, 2002. Mr. Meyer is the Chairman of privately held Meyer and Company LLC, a diversified merchant banking firm based in New York City. He has extensive experience and relationships in the real estate, finance, venture capital, technology, and media sectors. Prior to founding Meyer and Company, Meyer was a Managing Director at Lazard Freres & Company LLC, a leading global private investment bank. Prior to joining Lazard Freres, Meyers was a General Partner of Trammell Crow Company, one of the largest diversified real estate companies in the US. After co-founding Trammell Crow Ventures, he served as the Chief Investment Officer and led the $2.6 billion investment management company's efforts in real estate, private equity and venture capital. In his positions of entrepreneur, adviser and private investor, Meyer worked with many private and public company representing a wide variety of industries some of which he continues to serve as a member of the Board of Directors. Mr. Meyer graduated from Harvard University with a degree in Economics and he received his MBA from Harvard Business School.

Stephen D. Weinroth joined the Board of Directors on March 11, 2002, to represent the interests of AW Fields Acquisition, Inc. AW Fields Acquisition resigned its board representation on October 14, 2002. Mr. Weinroth serves on the board of the following entities: K. Hovnanian Enterprises, Inc., Central Asian-American Enterprise Fund, Financial Federal Corporation and First Britannia Mezzanine N.V.

Our Executive Officers are elected by the Board on an annual basis and serve at the discretion of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

Based solely on our review of such forms furnished to us and representations from certain reporting persons, certain filing requirements applicable to our executive officers, directors and more than 10% stockholders were not complied with during twelve months ending June 30, 2002. The following directors and reportable transactions were filed after the required deadline.

**The following directors reported transactions after the required due date.

      Director            Security         Number of Shares   Type of Shares       Date Issued        Date Reported
      --------            --------         ----------------   --------------       -----------        -------------
     B. Brennan            Option                   800,000       Common              2/2/02              4/02
     T. Wilson             Option                    75,000       Common             12/27/01             4/02
     T. Wilson             Option                   600,000       Common             12/20/01             4/02

                         Item 10. Executive Compensation
                         -------------------------------

The following table sets forth information concerning the compensation paid to all persons serving as the Company's chief executive officer and the Company's most highly compensated executive officers other than its chief executive officer who were serving as executive officers as June 30, 2002 and whose annual compensation exceeded $100,000 during such year (collectively the "Named Executive Officers").

                                             SUMMARY COMPENSATION TABLE

                                               Annual Compensation                 Long-Term Compensation Awards
                                                                                             Securities
                                                                Other Annual   Restricted    Underlying     LTIP
    Name and Principal       Year/                              Compensation     Stock      Options/SARs   Payouts
         Position           Period    Salary ($)    Bonus ($)        ($)       Awards ($)        (#)          ($)
   -------------------      ------    ----------    ---------   ------------   ----------   ------------- ----------
    Randall K. Fields          2000      315,900       -           5,250 (1)       -              -            -
   Chairman, President        *2001      175,000       -          30,942 (1)       -              -            -
         And CEO               2002      358,750       -          48,335 (1)                                   -

     Shaun Broadhead           2000      103,449       -           4,535 (2)       -              -            -
     PCG Director of          *2001       55,000                   1,098 (2)
  Research & Development       2002      127,708       -           2,554 (2)       -              -            -

       Carolyn Doll            2000      120,000       -           4,559 (3)       -              -            -
    PCG Vice-President        *2001       60,000       -          13,605 (3)       -              -            -
        Marketing              2002      120,000       -           2,400 (3)       -              -            -

        Drew Doll              2000      120,000       -          18,560 (4)       -              -            -
    PCG Vice-President        *2001       60,000       -           4,492 (4)       -              -            -
  Professional Services        2002      120,000       -          25,712 (4)       -              -            -

       Will Dunlavy            2000      115,000       34,250      2,800 (5)       -              -            -
   FMM Chief Operating        *2001       57,500        6,250      1,148 (5)       -              -            -
         Officer               2002      115,000        6,250      2,425 (5)       -              -            -

        Tony Owens             2002      141,538       -           5,276 (6)       -              -            -
       PCG VP Sales

        Paul Baird             2002       75,000       10,080     40,938 (7)       -              -            -
PCG VP Consulting Services

      Barbara J. Ray           2002       44,567       -             675 (8)       -              -            -
   Chief Financial Officer
       Corporate Secretary

     Narayan Krishnan          2000       60,845       -           1,217           -              -            -
 Chief Financial Officer      *2001       32,500       21,000        950           -              -            -
   Corporate Secretary         2002       70,417        2,500        242 (9)       -              -            -

*Period is 6 months January 1, 2001 to June 30, 2001

Note: Compensation amounts for 2001 are for the period January 30, 2001 through June 30, 2001.

(1) These amounts include employer contributions to the Company's 401(k) Plan for the benefit of Mr. Fields in the amounts of $5,278, $2,997, and $5,250 for 2002, 2001, and 2000, respectively, in addition to accrued vacation pay of $26,923, and $27,945 for 2002 and 2001 respectively and sick leave of $16,153 for 2002. (2) These amounts include employer contributions to the Company's 401(k) Plan for the benefit of Mr. Broadhead in the amounts of $2,554, $1,098, and $4,534 for 2002, 2001, and 2000, respectively, (3) These amounts include employer contributions to the Company's 401(k) Plan for the benefit of Mrs. Doll in the amount of $1,199, $4,214, and $5,000 for 2002, 2001, and 2000,
respectively, in addition to commissions of $12,406 and $345 in 2001 and 2000;
(4) These amounts include employer contributions to the Company's 401(k) Plan for the benefit of Mr. Doll in the amount of $2,708, $1,199, $5,249, and $5,000 for 2002, 2001, and 2000, respectively, in addition to commissions of $33,333, $3,293, and $13,311 in 2002, 2001, and 2000; (5) These amounts represent the employer contribution to the Company's 401(k) Plan for the benefit of Mr. Dunlavy; (6) Mr. Owens started with Park City Group July 2001. This includes employer contributions to the Company 401K plan for the benefit of Mr. Owens in the amount of $4,526 and relocation reimbursed expenses; (7) Mr. Baird started with Park City Group January 2002. This includes employer contribution to the Company 401K plan for the benefit of Mr. Baird and the amount of $40,000 relocation reimbursed expenses; (8) Ms. Ray started with Park City Group in March 2002. This includes employer contribution to the Company 401K plan for the benefit of Ms. Ray. Ms. Ray resigned September 17, 2002. (9) Mr. Krishnan completed his duties with Park City Group, June 30, 2002. This includes employer contribution to the Company 401K Plan for the benefit of Mr. Krishnan.

Employment Agreement With Randall K. Fields

Park City Group has an employment agreement with its president and chief executive officer, Randall K. Fields, dated effective January 1, 2001. The term of the agreement is five years, with automatic one-year renewals. This employment agreement provides for:

         o An annual base salary of $350,000, subject to annual cost of living increases of 5%
         o        Use of a company vehicle
         o Employee benefits that are generally provided to Park City Group, Inc. employees
         o A bonus of 5% of the consolidated and/or combined annual pretax profits of Park City Group, Inc., and its affiliates and subsidiaries beginning with the year ended December 31, 2001
         o Payment by Park City Group, Inc. to Mr. Fields' affiliate, Riverview Financial Corporation, an amount equal to 5% of the value of any acquisition entered into by Park City Group during the term of the employment agreement

Director Compensation

Our continuing outside directors, Edward C. Dmytryk, Thomas W. Wilson, Jr., William R. Jones, Bernard F. Brennan, and Anthony E. Meyer receive the following compensation:

         o Annual cash compensation of $6,000 reflecting $2,000 per scheduled in person director's meetings.
         o Options to acquire 125,000 shares of our common stock (adjusted for any stock splits) to be granted annually at the beginning of our Fiscal Year, June 30, with an exercise price equal to the market price on the date of grant with such options to fully vest at the end of the respective fiscal year. Stock options pursuant to this arrangement for fiscal year end 2002 were granted July 9, 2002.
         o In November 1999, Mr. Dmytryk was granted options to purchase 25,000 shares of common stock at $1.44 that are exercisable until December 31, 2002. On April 16, 2001, Mr. Dmytryk was also granted options to purchase 11,000 shares of common stock at $.27 per share that are exercisable until December 31, 2003.

401(k) Retirement Plan.

The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 21 and have completed twelve months of service with the Company are eligible to participate. The Company matches 50% of the first 4% of each employee's contributions. The expense related to the plan for the year ended June 30, 2002, 2001, December 31, 2000, and six months ended June 30, 2001 $53,910, $28,720, $38,907, $28,257, respectively.

Indemnification for Securities Act Liabilities

Nevada law authorizes, and the Company's Bylaws and Indemnity Agreements provide for, indemnification of the Company's directors and officers against claims, liabilities, amounts paid in settlement and expenses in a variety of circumstances. Indemnification for liabilities arising under the Act may be permitted for directors, officers and controlling persons of the Company pursuant to the foregoing or otherwise. However, the Company has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Stock Options and Warrants

We have stock option plans that enable us to issue to officers, directors, consultants and employees nonqualified and incentive options to purchase our common stock. At June 30, 2002, a total of 10,722,917 of such options were outstanding with exercise prices ranging from $0.08 to $0.24 per share.

In addition, we have granted a total of 563,273 warrants to purchase shares of our common stock. Of those warrants, 315,000 have been issued to our former officers as condition of employment and 248,273 were issued to individuals in relation to certain transactions. These warrants have exercise prices ranging from $0.56 to $1.4325 per share and expire between December 30, 2002 June 30, 2004.

Compensation Committee Interlocks and Insider Participation

No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.



                   [balance of page intentionally left blank]

     Item 11. Security Ownership of Certain Beneficial Owners and Management
     -----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners

         The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of June 30, 2002, for each person or entity that is known by us to beneficially own more than 5 percent of our Common Stock. As of June 30, 2002, we had 176,343,231 shares of Common Stock outstanding.

                                                                            Amount of
  Title of                                                                 Beneficial    Nature of          Percent of
    Class             Name and Address of Beneficial Owner                  Ownership    Ownership             Class
  ---------           ------------------------------------                 -----------   ---------          -----------
   Common      Randall K.  Fields, Park City, Utah                          19,812,900    Direct               11.24%
   Common      Riverview Financial Corp. (1)                                87,923,100    Direct               49.86%
   Common      AW Fields Acquisition, LLC                                   23,333,334    Direct               13.23%
                                                                          ------------                        --------
                                     Total                                 131,069,334                         74.33%
                                                                          ============                        ========

Randall K. Fields is the president and 100% shareholder of Riverview Financial Corp.

Security Ownership of Management

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of June 30, 2002, for each of our directors and each of our Named Executive Officers all directors and executive officers as a group. As of June 30, 2002, we had 176,343,231 shares of Common Stock outstanding.

                                                                         Amount of
Title of                                                                 Beneficial      Nature of            Percent of
 Class            Name, Position and Address of Beneficial Owner        Ownership (1)    Ownership              Class
---------         ----------------------------------------------        -------------    ---------           ------------
Common            Randall K.  Fields, President, CEO, Chairman
                  and Director                                         107,736,000(2)    Direct and              61.09%
                  Park City, Utah                                                         Indirect

                  Stephen D. Weinroth, Director                         23,333,334(3)(4)  Indirect               13.23%
                  Officer of AW Fields Acquisition, LLC
                  New York, NY

Common            Edward C. Dmytryk, Director
                  Ocala, Florida                                           287,660         Direct                     *

Common            Thomas W.  Wilson Jr., Director                        4,125,000(5)      Direct                 2.34%
                  Westport, Connecticut

Common            William R.  Jones; Director
                  Cumming, Georgia                                          33,300         Direct                     *

                  Bernard F. Brennan, Director                           4,791,667(6)      Direct                 2.72%
                  Point Vedra Beach, FL

                  Terry R. Peets, Director (8)                              31,250(8)      Direct                     *
                  Balboa Island, CA

                  Barbara J. Ray, CFO & Corporate Secretary                      -(7)        -                       -
                  Salt Lake City, UT
                                                                      ------------                             --------
                  Executive Officers & Directors as a Group            104,202,960                               69.23%
                                                                      ============                             ========

* Less than 1%.

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

(3) Includes warrant to purchase 11,666,667 shares of common stock.
(4) Mr. Weinroth was a member of the Board of Directors as of June 30, 2002 on behalf of the shareholders of AW Fields Acquisitions, Inc.. His personal ownership is 50% of AW Fields Acquisition, LLC.
(5) Options include fully vested options to purchase 2,458,333 shares of common stock.
(6) Includes fully vested options to purchase 2,792,667 shares of common stock.
(7) Resigned 10/17/02. (8) Resigned 11/21/2002.

Change In Control

We are not currently engaged in any activities or arrangements that we anticipate will result in a change in control of the Company.

As the Fifth Forbearance agreement occurred prior to the issuance of this Form 10-KSB, the Cooper note has been classified between current and long-term debt pursuant to the terms of the Fifth Forbearance agreement. As such, $575,000 is classified in current liabilities, and the remaining $825,000 is classified in long-term liabilities.

Pursuant to the terms of the original note payable with Cooper Capital, LLC, the Company stock partially securing the note payable equates to a controlling interest in the Company. In the event of the Company's default on the Cooper Capital, LLC note payable, the note holder may choose to foreclose on the Company stock partially securing the note, which would result in Cooper Capital, LLC becoming the majority shareholder of the company.


             Item 12. Certain Relationships and Related Transactions
             -------------------------------------------------------

In May 1999, Park City Group, Inc. a Delaware corporation ("PCG") transferred to Riverview Financial Corporation (Riverview) (its majority shareholder) all of its rights, title and interest in a certain application software program known and marketed as "Fresh Market Manager" including all related documentation, copyrights, patents, intellectual property and other materials. The agreement specifically excluded all of PCG's other software programs and applications. PCG also retained the rights to the "Fresh Market Manager" software solely necessary to perform PCG's obligations relating to the development and software enhancement contract that PCG had with a retail customer.

The chief executive of Riverview, who is also the chief executive of PCG then assigned the "Fresh Market Manager" software to Cooper Fields, LLC, ("CF") a Utah limited liability company, which had been formed in April 1999 with PCG's chief executive as managing member. Cooper Fields acquired the intellectual property rights for $4,750,000 by a cash payment of $2,750,000 to Riverview and execution of a note payable in the amount of $2,000,000.

As part of the Cooper Fields organizational and operational documents, the members agreed to an "Overhead Sharing and Referral Agreement" whereby Cooper Fields was to pay PCG its allocable share of direct costs and expense. CF was to pay PCG he allocated cost in twelve monthly payment of one year with annual renewal terms. The amount was to cover the shared costs of facilities, personnel and operating costs. PCG recorded the reimbursed costs as a reduction to operating costs. Accordingly, shared cost reimbursements were $620,232 in 2000. The agreement also provided for a referral fee to be paid to either company for the introduction of prospective customers. PCG received $82,326 in the year 2000 for a customer referral.

As of December 31, 2000, PCG had a receivable from Cooper Fields of $492,837 which was comprised of $371,355 for the overhead sharing costs, $26,350 for interest on the unpaid amount and $95,152, net, for shared development costs. As of June 30, 2001 PCG had a receivable from Cooper Fields of $76,594 which was comprised of $78,613 for the overhead sharing costs, $3,145 for interest on the unpaid amount and an offset of $5,164, net, for shared development costs.

PCG has a note payable with Riverview in the amount of $3,260,714 at June 30, 2002 (see note 7 to the audited financial statements). PCG, also, had a receivable from Riverview for certain expenses paid by PCG in 2000. The balance due PCG was $-0-, $36,632, and $19,411 as of June 30, 2002, 2001, and December
31, 2000, respectively.

We have a receivable from our chief executive officer for certain non-business expenses paid by us. The balance due to us was $-0-, $48,990, and $46,396 at June 30, 2002, 2001, and December 31, 2000.

                    Item 13. Exhibits and Reports on Form 8-K
                    -----------------------------------------

On April 5, 2002 the Company filed a Current Report on Form 8-K dated March 28, 2002 disclosing under Item 9 the completion of a private offering consisting of $1.75 million promissory note exchangeable for 11,666,667 shares of common stock and a warrant to purchase the same number of shares for $.1725 per share.

On June 12, 2002 the Company filed a Current Report on Form 8-K dated June 12, 2002 disclosing under Item 9 the exchange of the $1.75 million note for 11,666,667 shares and the joining of Stephen D. Weinroth to the Board of Directors.

On August 7, 2002 the Company filed a Current Report on Form 8-K dated August 7, 2002 disclosing under Item 9 that the Company changed its name from Fields Technologies Inc., (OTCBB: FLDT) and reincorporated to Park City Group, Inc., (OTCBB: PKCY) a Nevada corporation.

On August 16, 2002 the Company filed a Current Report on Form 8-K dated August 16, 2002 disclosing under Item 9 the completion of a private offering of $535,000 in notes payable with warrants to purchase 5,350,000 common shares at $.10 per share in bridge financing.

On October 15, 2002 the Company filed a Current Report on Form 8-K dated October 15, 2002 disclosing under Item 9 that Ed Dmytryk was appointed acting chief financial officer and will continue to fulfill his duties on the Board of Directors but resigned his position as Chairman and member of the Board's Audit Committee. In addition, Anthony E. Meyer was approved as new member of the Board of Directors, replacing the resigning Stephen D. Weinroth.

On November 27, 2002 the Company filed a Current Report on Form 8-K dated November 27, 2002 disclosing under Item 9 the repayment of the August 16, 2002 bridge financing and replacing it with a private offering of $798,898 in notes payable with warrants to purchase 19,972,451 shares of common stock at $.04 per share in bridge financing.

On January 2, 2003, the Company filed a Current Report on Form 8-K dated December 31, 2002 disclosing under Item 9 the restructuring of a portion of the company's long-term debt. The company has structured a $2.25 million loan package that retired its debt to Cooper Capital Incorporated and to Bank One Corporation. The loan package was structured with Whale Investments, LTD.

Exhibits, Financial Statements and Schedules

         The following documents are filed as a part of this Report:

1. Financial Statements. The following Consolidated Financial Statements of Fields Technologies, Inc. and Report of Independent Accountants are contained in this Form 10-KSB.

                                                                      Page No.

         Independent Auditors' Report Tanner + Co.                      30

         Consolidated Balance Sheet as of June 30, 2002                 31

         Consolidated Statement of Operations for the year ended
           June 30, 2002, 2001 (unaudited) and December 31, 2000
           and for the six months ended June 30, 2001.                  32

         Consolidated Statement of Stockholders' Deficit for the
           year ended June 30, 2002, and the six months ended
           June 30, 2001.                                               33

         Consolidated Statement of Cash Flows for the year
           ended June 30, 2002, 2001 (unaudited), and
           December 31, 2000, and the six months ended June 30, 2001    34

         Notes to Consolidated Financial Statements                     35

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PARK CITY GROUP, INC.
                                  (Registrant)

Date:    February 20, 2003

                                            By  /s/ Randall K.  Fields
                                              ----------------------------------
                                            President, Chief Executive Officer,
                                            Chairman of the Board and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                       Title                          Date

/s/ Randall K. Fields      President, Chief Executive Officer, February 20, 2003
-----------------------    Chairman of the Board and Director
Randall K.  Fields         (Principal Executive Officer


/s/ Edward C. Dmytryk      Acting, Chief Financial Officer &   February 20, 2003
-----------------------    Director
Edward C. Dmytryk

/s/ William R. Jones       Director                            February 20, 2003
-----------------------
William R. Jones

/s/ Thomas W. Wilson, Jr.  Director                            February 20, 2003
------------------------
Thomas W. Wilson, Jr.

/s/ Bernard F. Brennan     Director                            February 20, 2003
------------------------
Bernard F. Brennan

/s/ Anthony E. Meyer       Director                            February 20, 2003
------------------------
Anthony E. Meyer

                      Park City Group, Inc. & Subsidiaries
          Certification Of Chief Executive And Chief Financial Officer
            Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

I, Randall K. Fields certify that

I have received this annual report on Form 10-KSB of Park City Group, Inc.:

1. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

2. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report:

3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

         a. Designed such disclosure controls and procedures to ensure that materials information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 20, 2003


/s/ Randall K. Fields
---------------------------------------
Randall K. Fields
President and Chief Executive Officer

                      Park City Group, Inc. & Subsidiaries
          Certification Of Chief Executive And Chief Financial Officer
            Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

I, Edward C. Dmytryk

I have received this annual report on Form 10-KSB of Park City Group, Inc.:

1. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

2. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report:

3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

         a. Designed such disclosure controls and procedures to ensure that materials information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 20, 2003


/s/ Edward C. Dmytryk
----------------------------
Edward C. Dmytryk
Chief Financial Officer

                      Park City Group, Inc. & Subsidiaries
                        Consolidated Financial Statements
                         June 30, 2002 and June 30, 2001
                   Index to Consolidated Financial Statements


                                                                      Page No.

         Independent Auditors' Report Tanner + Co.                      30

         Consolidated Balance Sheet as of June 30, 2002                 31

         Consolidated Statement of Operations for the year ended
           June 30, 2002, 2001 (unaudited) and December 31, 2000
           and for the six months ended June 30, 2001.                  32

         Consolidated Statement of Stockholders' Deficit for the
           year ended June 30, 2002, and the six months ended
           June 30, 2001.                                               33

         Consolidated Statement of Cash Flows for the year
           ended June 30, 2002, 2001 (unaudited), and
           December 31, 2000, and the six months ended June 30, 2001    34

         Notes to Consolidated Financial Statements                     35

                      Park City Group, Inc. & Subsidiaries
                          Independent Auditors' Report

To the Board of Directors and
Shareholders of Park City Group, Inc.

We have audited the accompanying consolidated balance sheet of Park City Group, Inc. and Subsidiaries as of June 30, 2002, and the related consolidated statements of operation, stockholders' deficit, and cash flows for the year ended June 30, 2002 and six months ended June 30,2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park City Group, Inc. and subsidiaries as of June 30, 2002 and 2001 and the results of their operations and their cash flows for the year ended June 30, 2002 and six months ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/    Tanner + Co.
Salt Lake City, Utah
October 3, 2002, except for notes 8 and 20, which are dated December 24, 2002


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Park City Group, Inc.


We have audited the statements of operations, stockholders' deficit and cash flows of Park City Group, Inc. (a majority-owned subsidiary of Riverview Financial Corporation) for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Park City Group, Inc. for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ Sorensen, Vance & Company, P.C.
Salt Lake City, Utah; April 10, 2001

                           Park City Group, Inc. & Subsidiaries
                                Consolidated Balance Sheet
                                    As of June 30, 2002


         Assets
Current assets:
Cash                                                                        $  140,972
Receivables, net:
         Trade                                                                 735,764
Prepaid expenses and other current assets                                       40,230
                                                                            ----------
                  Total current assets                                         916,966

Property and equipment, net                                                    176,957
Other assets:
         Deposits                                                               33,802
         Capitalized software costs, net                                     2,356,807
                                                                            ----------
                  Total other assets                                         2,390,609
                                                                            ==========
                  Total assets                                              $3,484,532
                                                                            ==========

         Liabilities and Stockholders'
Deficit
Current liabilities
Accounts payable                                                            $  567,148
Accrued liabilities                                                            434,246
Related party payables                                                         100,000
Deferred revenue                                                             1,630,868
Notes payable and current portion of
long-term debt and capital lease
obligations                                                                  1,386,304
                                                                            ----------

                  Total current liabilities                                  4,118,566


Long-term and related party notes payable                                    4,085,714
Accrued interest on related party notes
payable                                                                        479,169
                                                                            ----------
                  Total liabilities                                          8,683,449

Commitments and contingencies                                                        -

Stockholders' deficit:
Preferred stock, $.01 par value, 30,000,000 shares
authorized no shares issued,                                                         -
Common stock, $.01 par value, 300,000,000 shares
authorized, 176,343,232 issued and outstanding                               1,764,434
Additional paid-in-capital                                                   5,614,417
Stock subscriptions receivable                                              (1,068,200)
Treasury stock, 100,000 shares                                                 (30,000)
Accumulated deficit                                                        (11,479,568)
                                                                            ----------
Total stockholders' deficit                                                 (5,198,917)
                                                                            ----------
Total liabilities and stockholders'
deficit                                                                     $3,484,532
                                                                            ==========


                        See accompanying notes to consolidated financial statements

                                                     30

                                      Park City Group, Inc. & Subsidiaries
                                      Consolidated Statement of Operations

                                                                             Year Ended       Six Months   Year Ended
                                                              Year Ended  June 30, 2001            Ended     December
                                                           June 30, 2002    (unaudited)    June 30, 2001     31, 2000
                                                            ------------   ------------     ------------ ------------
Revenues:
         Software licenses                                  $  1,664,207   $  1,275,233     $    216,929 $  2,115,545
         Maintenance and support                               1,888,415      2,091,130        1,002,816    2,066,523
         Consulting and other                                    316,798        298,679          275,456      769,074
         Development and software enhancement                      -              -                -        1,562,000
                                                            ------------   ------------     ------------ ------------
                                                               3,869,420      3,665,042        1,495,201    6,513,142

Cost of revenues                                                 839,700      1,029,344          489,788    1,013,930
                                                            ------------   ------------     ------------ ------------
                  Gross profit                                 3,029,720      2,635,698        1,005,413    5,499,212


Operating expenses:
         Research and development                                725,562        566,086          289,537    1,035,926
         Sales and marketing                                   1,614,710        693,379          416,335      693,480
         Selling, general and administrative expenses          1,908,983      1,189,025          432,922    1,044,074
         Reorganization and professional expense                   -            476,762          420,970      145,347
                                                            ------------   ------------     ------------ ------------
                  Total operating expenses                     4,249,255      2,925,252        1,559,764    2,918,827
                                                            ------------   ------------     ------------ ------------

                  (Loss) income from operations               (1,219,535)      (289,554)        (554,351)   2,580,385
                                                            ------------   ------------     ------------ ------------

Other income (expense):
         Interest income (expense)                              (771,225)      (454,908)        (353,576)    (194,044)
         Gain on forgiveness of debt                                   -        278,295          278,295            -
                                                            ------------   ------------     ------------ ------------
                  Total other income (expense)                  (771,225)      (176,613)         (75,281)    (194,044)
                                                            ------------   ------------     ------------ ------------
                  (Loss) income before income taxes           (1,990,760)      (466,167)        (629,632)   2,386,341
                                                            ------------   ------------     ------------ ------------

Income tax (expense) benefit:
         Current                                                       -        (69,432)                     (991,935)
         Deferred                                             (1,400,000)      (990,000)               -            -
                                                            ------------   ------------     ------------ ------------
                                                              (1,400,000)    (1,059,432)               -     (991,935)
                                                            ------------   ------------     ------------ ------------

                  Net (loss) income                         $ (3,390,760)  $ (1,525,599)    $   (629,632)$  1,394,406
                                                            ------------   ------------     ------------ ------------

Preference dividend to shareholders                             (670,000)             -                -            -
                                                            ------------   ------------     ------------ ------------

Net (loss) income available to common shareholders          $ (4,060,760)  $ (1,525,599)    $   (629,632)$  1,394,406
                                                            ------------   ------------     ------------ ------------

Weighted average shares, basic and diluted                   155,737,000    113,345,000      113,345,000  109,624,000
                                                            ------------   ------------     ------------ ------------

Basic and diluted (loss) earnings per share                 $      (0.02)  $      (0.01)    $      (0.01)$       0.01
                                                            ------------   ------------     ------------ ------------

See accompanying notes to consolidated financial statements.

                                              Park City Group, Inc. & Subsidiaries
                                         Consolidated Statement of Stockholders' Deficit
                                   Year Ended June 30, 2002 and Six Months Ended June 30, 2001


                                  Common Stock         Additional
                              ---------------------     Paid-In     Subscription    Treasury  Accumulated
                              Shares       Amount       Capital      Receivable      Stock      Deficit         Total
                            -----------  ----------    ----------   -----------     --------  ------------   -----------
Balance, January 1, 2000    109,623,600  $1,096,236    $5,198,298   $    -          $ -       $ (8,853,582)  $(2,559,048)

Net income                       -           -             -             -            -          1,394,406     1,394,406
                            -----------  ----------    ----------   -----------     --------  ------------   -----------
Balance, December 31, 2000  109,623,600   1,096,236     5,198,298        -            -         (7,459,176)   (1,164,642)

Acquisition of Fresh
Market Manager LLC               -           -         (5,073,936)       -            -             -         (5,073,936)

Acquisition of AmeriNet
Group.com., Inc.             39,300,023     393,000     1,574,589    (1,323,200)      -             -            644,389

Common stock issued for
debt                            352,941       3,530       130,588        -            -             -            134,118
Net loss                         -           -             -             -            -           (629,632)     (629,632)
                            -----------  ----------    ----------   -----------     --------  ------------   -----------
Balance, June 30, 2001      149,276,564   1,492,766     1,829,539    (1,323,200)      -         (8,088,808)   (6,089,703)

Common stock issued for:
      Cash                   10,466,667     104,667     2,072,083        -            -             -          2,176,750
      Services                  566,667       5,667        67,333        -            -             -             73,000
      Cancellation of         4,466,667      44,667       (44,667)       -            -             -                  -
rights
      Conversion of debt     11,666,667     116,667     1,456,795        -            -             -          1,573,462

Beneficial conversion
feature on AW Fields note        -           -            233,334        -            -             -            233,334

Payment received on stock
subscription receivable          -           -             -            255,000       -             -            255,000

Purchase of treasury stock     (100,000)     -             -             -           (30,000)       -            (30,000)

Net loss                         -           -             -             -            -         (3,390,760)   (3,390,760)
                            -----------  ----------    ----------   -----------     --------  ------------   -----------

Balance, June 30, 2002      176,343,232  $1,764,434    $5,614,417   $(1,068,200)    $(30,000) $(11,479,568)  $(5,198,917)
                            ===========  ==========    ==========   ===========     ========  ============   ===========


See accompanying notes to consolidated financial statements

                                                                    32

                                        Park City Group, Inc. & Subsidiaries
                                        Consolidated Statement of Cash Flows


                                                                             Year Ended      Six Months    Year Ended
                                                             Year Ended    June 30, 2001        Ended       December
                                                            June 30, 2002   (unaudited)     June 30, 2001   31, 2000
                                                             -----------    -----------      -----------   ----------
Cash flows from Operating Activities:
         Net (loss) income                                   $(3,390,760)   $(1,525,599)     $  (629,632)  $1,394,406
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
         Depreciation and amortization                           146,452        165,798           74,080      183,437
         Bad debt expense                                         10,840         67,396         (114,758)     182,154
         Gain on forgiveness of debt                                   -       (278,295)        (278,295)      -
         Gain on disposition of assets                             2,189         -                -            -
         Deferred income taxes                                 1,400,000      1,092,835           -           940,000
         Stock issued for services                                73,000         -                -            -
         Amortization of beneficial conversion                    77,777         -                -            -
feature

         Decrease (increase) In:
                  Trade receivables                             (212,429)       550,553          161,169      304,155
                  Related party receivables                      (23,625)      (427,386)         124,461     (471,854)
                  Prepaid and other assets                        (4,264)         2,017           12,794        8,094
                  Stock subscription receivable                  206,800         -                -            -
                  Deposits                                             -            983           -               348
         Increase (decrease) In:
                  Accounts payable                              (110,940)       526,741          326,402         (511)
                  Accrued liabilities                             73,218         50,637          (18,975)    (288,478)
                  Related party payable                          100,000         -                -            -
                  Deferred revenue                                95,126       (366,775)        (112,231)  (1,364,963)
                  Accrued interest, related party                313,757        274,659            7,456      115,809
                           Net cash (used in) provided
by operating activities                                       (1,242,859)       133,564         (447,529)   1,002,597

Cash flows from investing activities:
         Purchase of property and equipment                      (50,789)       (44,066)         (16,296)     (68,641)
         Net cash received in acquisitions                             -        179,240          179,240       -
         Capitalization of software costs                     (1,701,850)      (654,957)        (654,957)      -
         Proceeds from disposal of property                        1,946         -                -            -
                                                             -----------    -----------      -----------   ----------
                           Net cash used in investing
                           activities                         (1,750,693)      (519,783)        (492,013)     (68,641)

Cash flows from financing activities:
         Net increase (decrease) in line of credit               395,000        105,000          (45,000)      13,000
         Receipt of subscription receivable                      255,000         -                -            -
         Purchase of treasury stock                              (30,000)        -                -            -
         Proceeds from debt                                            -        134,118          134,118       -
         Proceeds from related party note payable                      -        250,000           -            -
         Proceeds from convertible promissory note             1,667,587        -                 -            -
         Payments on notes payable and capital leases         (1,548,295)       (93,714)         (30,336)     (95,156)
         Proceeds from issuance of common stock                2,176,750        395,404                -            -
                                                             -----------    -----------      -----------   ----------
                           Net cash provided by (used
                           in) financing activities            2,916,042         46,574           58,782     (82,156)
                                                             -----------    -----------      -----------   ----------
                           Net (decrease) increase in
                           cash and cash equivalents             (77,510)         9,185         (880,760)     851,800

Cash and cash equivalents at beginning of period                 218,482        209,297        1,099,242      247,442
                                                             -----------    -----------      -----------   ----------
Cash and cash equivalents at end of period                   $   140,972    $   218,482      $   218,482   $1,099,242
                                                             ===========    ===========      ===========   ==========

See accompanying notes to consolidated financial statements

                                                                 33

                      Park City Group, Inc. & Subsidiaries
                   Notes to Consolidated Financial Statements
                         June 30, 2002 and June 30, 2001

1. Summary of Significant Accounting Policies, Organization and Principles of Consolidation

The Company was incorporated in Delaware on May 11, 1990 as Riverview Software, Inc. In 1990, the Company changed its name to Fields Software Group, Inc. and in 1993, the Company's name was changed again to Park City Group, Inc. (PCG).

On June 13, 2001, Park City Group, Inc. (FTI) (formerly known as Fields Technologies, Inc. and prior to that AmeriNet Group.com,Inc.) issued 109,623,600 shares of common stock in exchange for 98.76% of the issued and outstanding shares of PCG. For accounting purposes the business combination is treated as a reverse acquisition or a recapitalization of PCG, with PCG being treated as the accounting acquirer. On August 7, 2002 Fields Technologies, Inc., changed its name to Park City Group, Inc., and reincorporated in Nevada. Throughout these financial statements when the terms "Company" or "Park City Group" are used it is referring to the current Nevada successor Park City Group, Inc.

The financial statements presented herein reflect the consolidated financial position of PCG and FTI as of June 30, 2002, and operations of PCG and FTI since June 13, 2001, the date of the reverse acquisition. As of December 31, 2000 and for the year ended December 31, 2000, the financial statements presented herein reflect the financial position and operations of PCG. All intercompany transactions and balances have been eliminated in consolidation.

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

Use of Estimates and Reclassifications

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. In addition, certain amounts that were previously reported have been reclassified to conform to the current period presentation. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results it reports in its financial statements. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results, and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: revenue recognition, allowance for doubtful accounts, capitalization of software development costs and impairment of long-lived assets.

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

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which when realized have been within the range of management's expectations. The Company does not require collateral from its customers.

The Company's accounts receivable are derived from sales of products and services primarily to customers operating multi-location retail stores, hotels, and hospitals. At June 30, 2002, accounts receivable includes amounts due from customers totaling $735,764. Of these receivables two customers accounted for 78% of accounts receivable at June 30, 2002.

The Company received approximately $3.5 million of its revenue from 6 major customers during the year ended June 30, 2002. At June 30, 2001 and December 31, 2000, accounts receivable includes $318,955 and $216,202, respectively, due from four major customers. The Company received approximately 55%, 47% and 39% of its revenue from five major customers during the periods ended December 31, 2002, June 30, 2001 and December 31, 2000, respectively.

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

Warranties

The Company offers a limited warranty against software defects for a general period of ninety days. Customers who are not completely satisfied with their software purchase may attempt to be reimbursed for their purchases outside the warranty period. The Company accrues amounts for such warranty settlements that are probable and can be reasonably estimated.

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

Software Development Costs

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Research and development costs have been charged to operations as incurred. From inception through January 2001, the Company had viewed the software as an evolving product. Therefore, all costs incurred for research and development of the Company's software products through December 31, 2000 and 1999 have been expensed as incurred. During January 2001, technological feasibility of a major revision to the Company's Fresh Market Manager and the Company's 4x development platform was established. Development costs incurred from January 2001 through June 30, 2002 of $2,356,807 relating to the software which achieved feasibility have been capitalized. Software development costs will be amortized on a straight-line basis over a period of four years. Amortization will begin when the products are available for general release to the public, which is anticipated to be at various times between September 2002 and March 2003.

Research and Development Costs

Research and development costs include personnel costs, engineering, consulting, and contract labor and are expensed as incurred for software which has not achieved technological feasibility.

Income Taxes

The Company's results of operations are included in the consolidated tax return of Riverview Financial Corporation its primary shareholder. The Company is required to pay income taxes to Riverview based upon an inter-company tax sharing agreement when a tax cost was incurred. Income taxes are calculated and accrued in these financial statements as if the Company filed tax returns based solely upon its operations.

The Company accounts for income taxes under the provision of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Earnings Per Share

The computation of basic (loss) earnings per common share is based on the weighted average number of shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 21,500,001 shares of common stock at prices ranging from $.10 to $1.44 per share were outstanding at June 30, 2002, but were not included in the diluted loss per share calculation because the effect would have been antidilutive.

The shares used in the computation of the Company's basic and diluted earnings per common share are reconciled as follows:

                                     June 30,       June 30,       December 31,
                                       2002           2001             2000
                                   -----------    -----------      -----------
Weighted average                   155,737,000    113,345,000      109,624,000
Dilutive effect of options
  and warrants                          -               -               -
                                   -----------    -----------      -----------
Weighted average shares
  outstanding assuming dilution    155,737,000    113,345,000      109,624,000
                                   ===========    ===========      ===========


Fair Value of Financial Instruments

The Company's financial instruments consist of cash, receivables, payables, accruals and notes payable. The carrying amount of cash, receivables, payables and accruals approximates fair value due to the short-term nature of these items. The notes payable also approximate fair value based on evaluations of market interest rates.

Unaudited Financial Information

The accompanying consolidated financial statements of operations and cash flow of the Company for the twelve months ended June 30, 2001 have been prepared without audit. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented.

2. Financial Results and Liquidity

For the year ended June 30, 2002, the Company incurred a net loss, experienced a net cash outflow from operations, and had current liabilities in excess of current assets.

As current and potential customers have anticipated the general release of the Company's major revisions of its ActionManager, Fresh Market Manager, and 4x operating platform, new license purchases have declined. The associated consulting revenues related to new license installations have also decreased. Subsequent to June 30, 2002, communications with and commitments from the Company's current customers and potential customers indicate sales of the revised products will increase. During November and December 2002, the Company has refinanced certain debt obligations of the Company. See Note 20.

The Company believes that cash flow from increased sale, as well as the ability and commitment of its majority shareholder to contribute funds necessary for the Company to continue to operate, will allow the Company to fund its currently anticipated working capital, capital spending, and debt service requirements during the fiscal year ended, June 30, 2003. The financial statements do not reflect any adjustment should the Company's anticipated changes in the operations not be achieved.

3. Receivables

Trade accounts receivable consist of the following at June 30, 2002:

         Trade Accounts Receivable                           $778,869
         Allowance for doubtful accounts                      (43,105)
                                                             $735,764

4. Property and Equipment

Property and equipment are stated at cost and are summarized by major classifications as follows:

                                                           June 30, 2002
                                                           -------------
      Computer equipment                                    $ 1,296,089
      Furniture and equipment                                   173,031
      Equipment under capital lease                              23,259
      Leasehold improvements                                     85,795
                                                            -----------
                                                              1,578,174
      Less accumulated depreciation
      and amortization                                       (1,401,217)
                                                            -----------
                                                            $   176,957
                                                            ===========

5. Intangible Asset

Intangible asset consists of the following at June 30, 2002

             Capitalized software costs                     $2,356,807
             Less accumulated amortization                      -
                                                            ----------
                                                            $2,356,807
                                                            ==========
6. Accrued Liabilities

Accrued liabilities consist of the following as of June 30, 2002:

             Accrued vacation and sick leave                $  238,615
             Other payroll liabilities                          56,708
             Other accrued liabilities                           8,806
             Commissions                                       130,117
                                                            ----------
                                                            $  434,246
                                                            ==========

7. Notes Payable and current portion of long-term debt and capital lease obligations

The Company has the following short-term notes payable and current portion or long-term debt and capital lease obligations at June 30, 2002.
         Note payable to a bank at prime plus 1% (5.2%), due in
         monthly installments through October 2003, secured by
         personal assets of the Company's major shareholder and
         personal guarantee.                                                $  750,000

         Note payable to a partnering company with an interest
         rate of 10% due through August 2002 and secured by the
         Company's assets.                                                      57,685

         Current portion of long-term debt and capital lease
         obligation                                                            578,619

                                                                            ----------
                                                                            $1,386,304
                                                                            ==========

8. Long-term and related party notes payable The Company had the following long-term notes payable

         Note payable to a former owner at an interest rate of
         16%, due through September 2003 and secured by Company
         stock, a condominium owned by an officer and major
         shareholder of the Company, and guarantees by Riverview
         (former parent and beneficially owned by the Company's
         major stockholder) and an officer and the major
         shareholder of the Company                                         $1,400,000

         Notes  payable to a  stockholder  at an  interest
         rate of 12% due in August 2003 and unsecured                        3,260,714

         Capital lease obligation on office equipment, net of
         depreciation $16,349, due in monthly installments of
         $517 through November 2002, inputed interest rate of
         8.62%                                                                   3,619

                                                                             4,664,333
         Less current portion                                                 (578,619)
                                                                            ----------
                                                                            $4,085,714
                                                                            ==========

         Maturities of long-term debt at June 30, 2002 are as follows:

                       Year                      Amount
                       2003                  $  578,619
                       2004                   4,085,714
                                             ----------
                                             $4,664,333
                                             ==========


In June and again in July 2002, the Company renegotiated the payment terms to the note payable to Cooper Capital, LLC. The Company obtained payment extensions in exchange for forbearance fees of $340,000. The terms disclosed in the footnote reflect the extension of terms.

In November 2002 the Company renegotiated certain terms of the Cooper Capital, LLC note under the Fifth Forbearance agreement as the result of PCG failing to make the principal and interest installments due in September and October. The Fifth Forbearance requires that interest on the $1,325,000 remaining principal balance be at 16% per annum and that repayment of such debt be as follows:

         o        November and December 2002 interest only
                  payments
         o        December 31, 2002, principal payment of
                  $200,000
         o        January 31, 2003 - June 30, 2003 the Greater of
                  $50,000 monthly or the Formula Amount
         o        July 1, 2003 one-third of the then remaining
                  principal balance plus accrued interest.
         o August 1, 2003 one-half of the then remaining principal balance plus accrued interest.
         o        September 1, 2003 all remaining unpaid
                  principal plus accrued interest.

The Fifth Forbearance agreement requires that if on the last day of each month beginning November 30, 2002, unless all amounts due under the note are paid in full before such date there shall accrue a forbearance fee of $25,000 per month. This is in addition to the $340,000 in fees required by the Amended Forbearance Agreement. The Company can reduce the amount of the forbearance fees to be paid by staying current on its payments or by repaying all the debt before March 2003.

As the Fifth Forbearance agreement occurred prior to the issuance of this Form 10-KSB, the Cooper note has been classified between current and long-term debt pursuant to the terms of the Fifth Forbearance agreement. As such, $575,000 is classified in current liabilities, and the remaining $825,000 is classified in long-term liabilities.

Pursuant to the terms of the original note payable with Cooper Capital, LLC, the Company stock partially securing the note payable equates to a controlling interest in the Company. In the event of the Company's default on the Cooper Capital, LLC note payable, the note holder may choose to foreclose on the Company stock partially securing the note, which would result in Cooper Capital, LLC becoming the majority shareholder of the company.

In December 2002, the Company obtained a $2,000,000 note payable funding from an entity controlled by a shareholder of the Company, a $250,000 advance from an officer and majority shareholder and a credit facility of $200,000 from an officer and majority shareholder. The proceeds were used to repay the Cooper Capital, LLC note payable and accrued interest and a note payable to a bank and accrued interest. Cooper Capital, LLC agreed to waive any outstanding forbearance fees for full payment of outstanding principal and interest.

In August 2002, Riverview agreed to subordinate the note payable to the rights of the holders of the Bridge Note A (see Subsequent Events footnote 20). In exchange for this subordination the interest rate on the note was changed to 12% compounded annually. In addition, in November 2002 the Company negotiated with Riverview an extension of the payment date for the note payable from December 2002 to August 15, 2003. In consideration for the extension of the due date, 7,000,000 common shares were issued to Riverview.


9. Deferred Revenue

Deferred revenue consisted of the following as of June 30, 2002:

             Software licenses                       $  524,102
             Maintenance and Support                    840,268
             Consulting and Other                       266,498
                                                     ----------
                                                     $1,630,868
                                                     ==========

10. Income Taxes

The Company provides for deferred income taxes on temporary differences that represent tax effects of transactions reported for tax purposes in periods different than for book purposes.

The provisions for income taxes differ from the amount computed at statutory rates as follows:

                                              Period Ended       Period Ended          Period Ended
                                                 June 30,          June 30,            December 31,
                                                   2002              2001                  2000
                                               -----------        ---------             ---------
        Income tax benefit (provision) at
          statutory rates                      $ 1,225,000        $ 284,000             $(931,000)
                                                                  ---------
            Change in valuation allowance       (2,559,000)        (274,000)                    -
                                                                  ---------
                                    Other          (66,000)         (10,000)              (60,935)
                                               -----------        ---------             ---------
                                               $(1,400,000)       $       -             $(991,935)
                                               ===========        =========             =========

               Current income tax expense      $         -        $       -             $  51,935
             Deferred  income tax expense       (1,400,000)               -               940,000
                                               -----------        ---------             ---------
                                               $(1,400,000)       $       -             $ 991,935
                                               ===========        =========             =========

The deferred income tax benefit (liability) for the periods ended June 30, 2002 and 2001 and December 31, 2000 is as follows:

                                                         June 30, 2002         June 30, 2001       December 31, 2000
                                                         -------------         -------------       -----------------
            Short-Term
                            Allowance for bad debts       $    22,000           $    63,000           $    63,000
                                   Accrued vacation            66,000                58,000                58,000
                                   Accrued sick pay            26,000                     -                     -
                                   Deferred revenue           305,000                     -                     -
                                              Other                 -                 5,000                (1,000)
                                Valuation allowance          (419,000)                    -                     -
                                                          -----------           -----------           -----------
     Deferred Tax Asset                                   $         -           $   126,000           $   120,000
                                                          ===========           ===========           ===========

              Long-Term
                                       Depreciation            52,000               $43,000               $44,000
                   Net Operating loss carry forward         4,853,000             3,909,000             3,640,000
                                Valuation allowance        (4,905,000)           (2,678,000)           (2,404,000)
                                                          -----------           -----------           -----------
     Deferred tax asset                                   $         -           $ 1,274,000           $ 1,280,000
                                                          ===========           ===========           ===========

As of June 30, 2002, the Company had available net operating losses (NOL) for federal and state tax purposes of approximately $12,444,000. The NOL carry forward is limited to use against future taxable income due to changes in ownership and control. If a substantial change in the Company's ownership should occur, there would be an annual limitation of the amount of the NOL carry forward which could be utilized. The following schedule summarizes the net operating losses available to the Company with the corresponding expiration periods:

                                                        Expiration
                Period of Loss           Amount            Year
                --------------           ------         ----------
                       1992          $ 1,505,000           2007
                       1995              920,000           2010
                       1997            5,825,000           2012
                       1998            1,082,000           2013
                       2001              692,000           2021
                       2002            2,420,000           2022
                       ----          -----------
                                     $12,444,000
                                     ===========

11. Preference Dividend

On March 14 and 15, 2002, certain shareholders and the Company entered into Conversion Agreements, whereby these certain shareholders received 4,466,667 additional shares of the Company's common stock for the cancellation of certain rights and provisions of the original subscription agreements, all of which had been entered into during fiscal year 2002. The Company's issuance of additional shares to these shareholders is deemed a preference dividend to shareholders, and is valued at $670,000.

12. Supplemental Disclosure of Cash Flow Information

Interest paid during the years ended June 30, 2002, June 30, 2001, December 31, 2000 and six months ended June 30, 2001 was $401,911, $94,784, and $238,373 respectively. Income taxes paid during the years ended June 30, 2002, June 30, 2001, December 31, 2000 and six months ended June 30, 2001 $0, $0, $1,731 and $0, respectively.

Non-Cash Transactions Disclosure 2002

During the year ended June 30, 2002, the Company entered into a convertible note payable with detachable warrants with a principal balance of $1,750,000 and cash proceeds of $1,667,587. During June 2002, the note holder converted the principal balance of $1,750,000 into 11,666,667 shares of the Company's common stock. The convertible note payable had been issued with detachable warrants, which were valued at $233,334. Prior to the conversion, $77,777 of the warrants' value had been amortized into interest expense, and the remaining $155,557 of the warrant's unamortized value at the date of conversion affected the value of the 11,666,667 shares of the Company's common stock issued upon conversion of the note payable.

During the year ended June 30, 2002, the Company issued 566,667 shares of common stock as payment for consulting and legal services in the amount of $73,000.

Non-Cash Transactions Disclosure 2001

During the six months ended June 30, 2001, the Company acquired the assets and liabilities of FMM (note 1), a company owned by a shareholder and another individual for debt. The net assets purchased consisted of the following:


         Accounts receivable                                       $   308,449
         Prepaid expenses                                                  954
         Property and equipment                                        100,215
         Line of Credit                                               (250,000)
         Accounts payable                                             (713,401)
         Accrued liabilities                                           (32,184)
         Deferred revenue                                              (70,000)
         Debt                                                       (3,478,799)
                                                                   -----------

         Net liabilities acquired                                   (4,134,766)

         Amount of refinanced debt                                   3,860,714
         Gain on refinancing of debt                                   278,295
                                                                   -----------
         Net cash received in acquisition                          $     4,243
                                                                   ===========

During the six months ended June 30, 2001, the Company acquired assets and liabilities of a company in a reverse acquisition for stock. The net assets purchased consisted of the following:

         Accounts receivable                                       $   350,000
         Subscriptions receivable                                      206,800
         Accounts payable                                              (87,411)
                                                                   -----------
                                                                       469,389
         Net Assets purchased                                         (294,392)
                                                                   -----------
         Net cash received in acquisition                          $   174,997
                                                                   ===========


During the six months ended June 30, 2001, the Company issued 352,941 shares of common stock as payment of debt in the amount of $134,118.

13. Commitments and Contingencies.

Capital Leases: Amortization expense related to capitalized leases is included in depreciation expense and was $12,716, $28,172, $56,647 and $51,651 for the years ended June 30, 2002 and 2001, six months ended June 30, 2001 and December 31, 2000 and 1999, respectively. Accumulated amortization was $7,721 and $109,076 as of June 30, 2002 and December 31, 2000, respectively.

Operating Leases. In September 1998, the Company entered into a lease agreement for office space. Under the terms of the lease agreement, the Company was required to pay $16,723 per month with a 4% annual increase in the base rent through December 2000. The lease agreement was renewed in February 2001, and under the terms of the new agreement, the Company must pay $18,482 per month with a 4% annual increase in base rent until December 31, 2003. Total rent expense under this agreement for the period ended June 30, 2002 was $221,784. Total rent expense under this agreement for the six months ended June 30, 2001 was $112,069. Total rent expense under this agreement, net of reimbursed rent expense of $51,000 which was paid by a related party for shared office space, was $166,306 for 2000.

The Company incurred equipment rent expense of $1,906, $-0-, $2,240 and $7,934, in the years ended June 30, 2002, June 30, 2001, December 31, 2000 and for the six months ended June 30, 2002 respectively.

Future minimum lease payments for office space and equipment subsequent to June 30, 2002 are as follows:

                         Year                       Amount
                         ----                       ------
                         2003                     $242,115
                         2004                      125,751
                         2005                        4,988
                         2006                        4,988
                         2007                        2,494
                   Thereafter                            -
                                                  --------
                        Total                     $380,336
                                                  ========

14. Legal

Debra Elenson vs. Fields Technologies, Randall K. Fields (Filed -January 2002, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida): The plaintiff alleges, among other causes of actions, that a private placement memorandum pursuant to which the plaintiff had purchased shares of Fields Technologies, contained financial statements which were not prepared in accordance with generally accepted accounting principles and the requirements of SEC regulation S-X. The plaintiff alleges fraud, misrepresentation, unregistered sales of securities and other causes of actions. The plaintiff seeks a rescission of her investment in the company, damages and legal fees. The defendants deny each of plaintiff's allegations, belief that the plaintiff's claims have no merit and will vigorously defend the matter. The defendants will seek to have the case removed to federal district court in Florida.

Lawrence A. Locke et al vs. Market Watch Corporation, and Fields Technologies, Inc. (Filed - September 2001, in the Circuit Court of Oregon in Multnomah County): The plaintiff alleges, among other causes of action, that the defendants sent or caused to be sent unsolicited facsimile advertisement in violation of the Telephone Consumer Protection Act. The plaintiff is seeking to have the case certified as a class action and is looking for damages caused by wear and tear of his facsimile machine and use of phone lines, toner, ink, paper, etc. This matter was settled in September 2002 for a nominal amount.

In August 2002, the Company filed legal action against The Yankee Companies, Inc. et al. The defendants were entities and individuals involved in the reorganization of Amerinet and its acquisition of control of Park City Group (Delaware). These causes of action include: violation of Florida's Securities and investor Protection Act, Fraud, negligent misrepresentation, violation of Federal Securities Acts 1933 and 1934 and breach of promissory note. This action has been filed but is in the preliminary stages of discovery.

Approximately two weeks following the filing of the complaint against Yankee Companies, the Company was served with a complaint by Yankee Companies and others, alleging sales of unregistered securities, securities fraud, registration violations, fraud negligent misrepresentation, and breach of loan agreement. On or about February 5, 2003 the case was dismissed based on the fact that the Utah case filed by the Company was filed first and all issues can be argued in that case.


15. Employee Benefit Plan

The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 21 and have completed twelve months of service with the Company are eligible to participate. The Company matches 50% of the first 4% of each employee's contributions. The expense related to the plan for the year ended June 30, 2002, 2001, December 31, 2000, and six months ended June 30, 2001 $53,910, $28,720, $38,907, $28,257, respectively.

16. Stock Compensation Plans

Employee Stock Compensation. In October 2000, the Company entered into an incentive stock option plan indenture. Officers and employees of the Company are eligible to participate in the plan. Eligibility for participation expires on the ninetieth day following the end of the participants association with the Company. The maximum aggregate number of shares that may be optioned and sold is 200,000. The plan is administered by a Committee. The exercise price for each share of common stock purchasable under any incentive stock option granted under this plan shall be not less than 100% of the fair market value of the common stock, as determined by the stock exchange on which the common stock trades on the date of grant. If the incentive stock option is granted to a shareholder who possesses more than 10% of the Company's voting power, then the exercise price shall be not less than 110% of the fair market value on the date of grant. All incentive stock options expire after 10 years. If the incentive stock option is held by a shareholder who possesses more than 10% of the Company's voting power, then the incentive stock option expires after five years. If the option holder is terminated, then the incentive stock options granted to such holder expire no later than three months after the date of termination. The reverse acquisition transacted in June 2001 qualifies as a termination for all option holders under this plan. As such there were no options outstanding at June 30, 2002 under this plan.

Officers and Directors Stock Compensation. In October 2001, the Board of Directors approved the following compensation for directors who are not employed by the Company.

         o $2,000 for every Board of Directors meeting attended, four are held each year.
         o Stock Options to purchase 125,000 shares of the Company's common stock, par value $.01 at the price listed on the OTC on the date grant, vesting over one year, and expiring in five years. These options are to be granted for each year the director is a member of the board and is prorated for any directors who may serve a partial year. No shares were reserved for this plan.
         o Reimbursement of all travel expenses related to performance of Directors duties on behalf of the Company.

As of June 30, 2002 there were outstanding to directors fully vested options outstanding to purchase 531,250 common shares at prices of $.10 - $.14 per share, and expiring at various dates through February 2007. Subsequent to June 30, 2002, the Board of Directors approved options to purchase a total of 750,000 common shares at $.09, the OTC price on the date of grant, fully vesting as of June 30, 2003, and expiring July 8, 2007.

In December 2001, the Board of Directors approved a plan to incentivize members of the Board of Directors, including those employed by the Company, to purchase shares of stock of the Company. Therefore, for any common stock purchased at fair market value by a member of the Board of Directors, the Company will match with an option to purchase additional shares equivalent to those purchased, at the same price of the original purchased shares and expiring two years from the date of grant. Under this plan the Company had options to purchase 5,666,667 shares of common stock at prices of $.11 - $.24 and expiring at various times through March 2004.

In January 2001, the Company entered into an Officer's and Director's Option Plan. This plan authorizes the grant of non-qualified stock options and incentive stock options. Officers and directors of the Company who are not provided other compensation by the Company and who are not serving as designees of other persons are eligible to participate in the plan. Only those who are Officers and Directors who are also employees may be awarded incentive stock options. The maximum aggregate number of shares that may be optioned and sold is 1,000,000. The plan is administered by a Committee. Members of the Company's Board of Directors during the calendar year starting on January 1, 2001 who are not provided other compensation by the Company and who are not serving as designees of other persons shall be compensated for their services during the period from January 1, 2001 as follows: (i) For basic service as a Director, each Director shall be granted an option to purchase 15,000 shares of common stock at an exercise price based on the last reported transaction price reported on the OTC Bulletin Board on December 22, 2000. These options will vest at a rate of 1,000 per month, with all unvested options vesting on December 31, 2001.
(ii) For service on a permanent committee, the option will be increased by an additional 10,000 shares that will vest at a rate of 800 per month, with all unvested options vesting on December 31, 2001. (iii) For service as the chair of a permanent committee, the option will be increased by an additional 5,000 shares that will vest at a rate of 400 shares per month, with all unvested options vesting on December 31, 2001. The Committee shall establish the exercise price at the time any option is granted. However, the exercise price for each share of common stock purchasable under any incentive stock option granted under this plan shall be not less than 100% of the fair market value of the common stock, as determined by the stock exchange on which the common stock trades on the date of grant. If the incentive stock option is granted to a shareholder who possesses more than 10% of the Company's voting power, then the exercise price shall be not less than 110% of the fair market value on the date of grant. All incentive stock options expire after 10 years. If the incentive stock option is held by a shareholder who possesses more than 10% of the Company's voting power, then the incentive stock option expires after five years. If the option holder is terminated, then the incentive stock options granted to such holder expire no later than three months after the date of termination. The reverse acquisition transacted in June 2001 qualifies as a termination for all option holders under this plan.

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

A schedule of the options and warrants at June 30, 2002 is as follows:

                                                                Number of
                                                           Options       Warrants       Price per Share
                                                           -------       --------       ---------------
   Outstanding at
                              December 31, 1999          1,398,075              -             0.04-0.95
                                        Granted                  -              -                     -
                                      Exercised                  -              -                     -
                                        Expired           (141,250)             -                  0.95
                                                        ----------       --------            ----------
   Outstanding at
                              December 31, 2000          1,256,825              -             0.04-0.95
                             Assumed in reverse            297,800        713,273             0.27-1.44
                                    acquisition
                                      Exercised                  -              -                     -
                                       Canceled         (1,256,825)             -             0.04-0.95
                                                        ----------       --------            ----------
   Outstanding at
                                  June 30, 2001            297,800        713,273            $0.27-1.44
                                        Granted         24,700,001              -            $0.10-0.25
                                      Exercised                  -              -                     -
                                         Called           (100,000)             -                 $0.25
                                      Cancelled         (3,100,000)             -                 $0.25
                                        Expired           (297,800)      (150,000)           $0.27-1.44
                                                        ----------       --------            ----------

   Outstanding at                 June 30, 2002         21,500,001        563,273            $0.10-1.44

Warrants Prior to the reverse acquisition. FTI issued 713,273 warrants. Of the warrants, 315,000 were issued to officers of AmeriNet as a condition of employment, and 398,273 were issued to individuals in relation to certain transactions prior to the reverse acquisition and in relation to the reverse acquisition.

17. Stock-Based Compensation

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the air value method had been adopted. The Company has opted for the latter approach.

Had compensation expense for the Company's option plan been determined based on fair value at the grant dates, as prescribed in SFAS No. 123, the Company's net loss would have been as follows:

                                                                  Year Ended        Six Months Ended       Year Ended
                                                                    June 30,             June 30,         December 31,
                                                                      2002                 2001               2000
                                                                  -----------           ---------          ----------
Net (loss) income
         As reported                                              $(3,140,760)          $(629,485)         $1,394,406
         Pro forma                                                 (3,540,719)           (629,485)          1,394,406

Earnings per common share-basic and diluted-as reported                $(0.02)             $(0.01)              $0.01

Earnings per common share-basic and diluted-pro forma                  $(0.03)             $(0.01)              $0.01

The weighted-average grant-date fair value of options granted during year ended June 30, 2002 was $0.12 per share. The increase in the number of options and warrants outstanding during the period ended June 30, 2001 was due to the Company's assumption of options and warrants as a result of the reverse acquisition transaction. The Company did not issue options during the period after the reverse acquisition.

Accordingly, no compensation expense has been recognized for the stock option plans during the period ended June 30, 2001. Also, during the year ended December 31, 2000, the Company did not issue any options or warrants. The fair value for the options granted in 2002 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

         Risk-free interest rate                 4.00%
         Expected life (in years)                 2.5
         Expected volatility                    178.95%
         Expected dividend yield                 0.00%

The following table summarizes information about fixed stock options and warrants outstanding at June 30, 2002:

                                  Options and Warrants Outstanding                      Options and Warrants
                                          at June 30, 2002                           Exercisable at June 30, 002

                                                   Weighted
                                                    average           Weighted                               Weighted
                                 Number           remaining            average              Number            average
            Range of     Outstanding at         contractual           exercise      Exercisable at           exercise
     exercise prices      June 30, 2002         life(years)              price       June 30, 2002              price
     ---------------      -------------         -----------              -----       -------------              -----
       $0.10 - $0.11         14,391,667                2.55             $ 0.10          14,391,667             $ 0.10
       $0.12 - $0.14            375,000                4.32               0.14             375,000               0.14
       $0.25 - $0.25          6,733,334                0.90               0.25           6,733,334               0.25
       $0.56 - $0.69            250,000                1.67               0.61             250,000               0.61
       $0.70 - $0.75            248,273                2.42               0.75             248,273               0.75
       $1.28 - $1.44             65,000                1.66               1.40              65,000               1.40
                             ----------                ----             ------          ----------             ------
                             22,063,274                2.06             $ 0.16          22,063,274             $ 0.16
                             ==========                ====             ======          ==========             ======

18. Related Party Transactions

Fresh Market Manager, LLC (Formerly Known as Cooper Fields, LLC) In May 1999, PCG transferred to Riverview Financial Corporation (Riverview) (its majority shareholder) all of its rights, title and interest in a certain application software program known and marketed as "Fresh Market Manager" including all related documentation, copyrights, patents, intellectual property and other materials. The agreement specifically excluded all of PCG's other software programs and applications. PCG also retained the rights to the "Fresh Market Manager" software solely necessary to perform PCG's obligations relating to the development and software enhancement contract that PCG had with a retail customer.

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

As part of the CF organizational and operational documents, the members agreed to an "Overhead Sharing and Referral Agreement" whereby CF would pay to PCG its allocable share of direct costs and expense. CF was to pay PCG the allocated cost in twelve monthly payments for one year with annual renewal terms. The amount was to cover the shared costs of facilities, personnel and operating costs. PCG recorded the reimbursed costs as a reduction to operating costs. Accordingly, shared cost reimbursements were $99,342 for the period from January 1, 2001 to April 5, 2001 (Date of Acquisition) and $620,232 in 2000. The agreement also provided for a referral fee to be paid to either company for the introduction of prospective customers. PCG received $82,326 in the year 2000 for a customer referral.

As of December 31, 2000, PCG had a receivable of $492,837 which was comprised of $371,355 for the overhead sharing costs, $26,350 for interest on the unpaid amount and $95,152, net, for shared development costs. As of June 30, 2001 PCG had a receivable of $76,594 which was comprised of $78,613 for the overhead sharing costs, $3,145 for interest on the unpaid amount and an offset of $5,164, net, for shared development costs.

PCG has a note payable with Riverview (see note 8). PCG, also, has a receivable from Riverview for certain expenses paid by PCG in 2000. The balance due PCG was $36,632 and $19,411 as of June 30, 2002 and December 31, 2000, respectively.

Chief Executive Officer

The Company has a receivable from its chief executive officer for certain non-business expenses paid by the Company. The balance due the Company was $-0-, $48,990, and $46,396 as of June 30, 2002, 2001, and December 31, 2000,
respectively. As of June 30, 2002 the company owed the chief executive officer $100,000, which was subsequently rolled into the Bridge Notes (see footnote 20).

19. Mergers and Acquisitions

AmeriNet Group.com, Inc., Merger Transaction

PCG entered into a reorganization agreement with AmeriNet Group.com, Inc. (AmeriNet) on June 13, 2001. AmeriNet had previously reported its operations to March 31, 2001 on form 10QSB. AmeriNet had several transactions subsequent to March 31, 2001 and prior to the reverse acquisition with Park City Group. AmeriNet had sold off or closed all AmeriNet operations, assets and liabilities prior to the reverse acquisition with Park City Group.

On April 5, 2001, PCG, Riverview, and the members of Fresh Market Manager, LLC("FMM"), entered into an agreement whereby the Company acquired the member interests in CF for $3,750,000 (see note 1). The agreement contains numerous covenants that provide certain limitations on compensation increases, dividends, related party transactions, borrowings and the creation of liens. PCG's Chief Executive, who was the other member of CF, assigned his interest to the Company that makes the Company the sole owner of FMM. PCG's Chief Executive was elected as the sole manager of FMM.

20. Subsequent Events

Capitalization

In August 2002 in an effort to improve the capitalization and meet the Compa00's obligations the Company issued $575,000 in Bridge Note financing, at a stated interest rate of 10% per annum with a due date of December 15, 2002 and which were issued at a 7% discount. This financing carried warrants to purchase 5,350,000 common shares at $.10 per share, expiring in August 2007. The discount from the warrants was determined to be $183,109, which was to be amortized into interest over the term of the Bridge Notes. Total interest expense including the 7% interest discount, 10% interest and $183,109 warrants discount is $242,553, or an effective annual interest rate of 49%.

As a result of the price of Bridge Note A warrants being issued at $.10 per share the antidilution rights associated with the sale of shares made earlier in the year ( AW Fields Acquisition and private placement including directors and officer) were triggered. Resulting in 12,556,667 additional shares being issued and the number of shares to be purchased under warrants with antidilution rights increased by 8,458,334 shares, the warrant price to purchase a total of 20,125,001 common shares was reduced to $.10 .

In November 2002, Bridge Note A was repaid and replaced with a new Bridge Note totaling $739,000 at a stated interest rate of 10% per annum, a due date of July 31, 2003 and was issued at a 7.5% discount.. The new Bridge Note B carried warrants to purchase 19,972,451 shares of common stock at $.04 per share, expiring in November 2007. The discount from the warrants was determined to be $738,981, which is to be amortized into interest over the term of the Bridge Note B. Total interest expense including the 7.5% interest discount, 10% interest and $738,981 warrants discounts is $848,829 or an effective annual interest rate of 110%.

As a result of the price of the warrants in Bridge Note B being $.04 per share this triggered the anti-dilution rights associated with warrants of the first Bridge Note and the anti-dilution rights associated with the sale of shares made earlier in the year ( AW Fields Acquisition and private placement including directors and officer). As a result an additional 12,814,286 common shares were issued and the number of shares to be purchased under warrants with anti-dilution rights increased by 8,625,000 shares, the warrant price to purchase a total of 28,750,001 and 5,350,000 common shares were reduced to $.07 and $.04 per share, respectively. The AW Fields Acquisition agreement allows for the further anti-dilution right to the $.04 per share level, but AW Fields Acquisition has waived this right for this transaction.

In December 2002, the Company obtained a $2,000,000 note payable funding from a related party, a $250,000 advance from an officer and a credit facility of $200,000 from an officer. The proceeds were used to repay other outstanding notes of payable of approximately $2,119,000 and accrued interest. The $2,000,000 note payable has an interest rate of 18%, a due date of December 24, 2004, and a monthly interest only payments until the due date. The $250,000 advance and the $200,000 credit facility have an interest rate that shall be no greater than 18% and a due date no sooner than December 24, 2004. As a result of the new $2,000,000 note payable, the Company incurred a fee paid in 3,809,524 shares of common stock and a warrant to purchase 7,142,857 shares of common stock, exercisable at $0.07 per share, immediately exercisable and expiring in December 2004. The discount from the warrants was determined to be $179,711, which is to be amortized into interest expense over the two-year term of the note. The value of the shares of common stock issued as a finders fee have a fair market value of $152,381, which is to amortized into expense over the two-year term of the note. Total interest expense over the expected term of the note including the 18% interest and $179,711 warrants discount is $899,711, or an effective annual interest rate of 23%.

21. Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and amends APB No. 51, Consolidated Financial Statements. SFAS 144 is effective for the Company on July 1, 2002. The adoption will not have any material impact on the Company's consolidated financial statements.

In May 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction, are met. SFAS 145 provisions regarding early extinguishment of debt will be effective for the Company July 1, 2002, the beginning of fiscal year ended 2003. The adoption will require the loss on early extinguishment of debt recorded during the year ended June 30, 2003, be reclassified from an extraordinary item, and reported in income before extraordinary items.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issue Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 replaces Issue No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. SFAS 146 is not expected to have any material effect on the Company's financial statements.


                   (Balance of page intentionally left blank)