Form 10QSB
period 2002-09-30
PARK CITY GROUP INC
filed 2003-02-21
CIK 50471

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2002

                        Commission File Number 000-03718

                              PARK CITY GROUP, INC.
        -----------------------------------------------------------------
       (Exact name of small business issuer as identified in its charter)

               Nevada                                     37-1454128
   --------------------------------            ---------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)

              333 Main Street, P.O. Box 5000; Park City, Utah 84060
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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
[X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding as of February 18, 2003
  ----------------------------               ----------------------------------
  Common Stock, $.01 par value                            199,719,400
                                                     2,316 shareholders


10-QSB for period ending 9/30/02 was due November 14, 2002. An extension was filed on November 15, 2002.


                         PART 1 - FINANCIAL INFORMATION

          Item 1 - Financial Statements & Notes to Financial Statements
            Item 2 - Management Discussion and Analysis of Financial
                       Condition and Results of Operations
       Item 3 - Quantative and Qualitative Disclosures about Market Risks
                        Item 4 - Controls and Procedures


                          PART II - OTHER INFORMATIONU

                           Item 1 - Legal Proceedings
               Item 2 - Changes in Securities and use of Proceeds
                    Item 3 - Defaults Upon Senior Securities
          Item 4 - Submission of Matters to a Vote of Security Holders
                           Item 5 - Other Information
                    Item 6 - Exhibits and Reports on Form 8-K
                                 Exhibits 1 - 6

                         PART I -- FINANCIAL INFORMATION


                              PARK CITY GROUP, INC.
              Index to Consolidated Condensed Financial Statements

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheet as of September 30, 2002
         (Unaudited)                                                       3

         Consolidated Condensed Statement of Operations for the
         three months ended September 30, 2002(unaudited)                  5

         Consolidated Condensed Statement of Cash Flows for the
         three months ended September 30, 2002 and 2001 (unaudited)        6

         Consolidated Condensed Statement of Stockholders' Deficit         7

         Notes to Consolidated Condensed Financial Statements              8

                                      PARK CITY GROUP, INC.
                            Consolidated Condensed Balance Sheet
                                          (Unaudited)


                                                                                      September 30, 2002
                                                                                      ------------------
Assets

Current assets:
Cash and cash equivalents                                                               $        31,481
Trade receivables, net of allowance of $74,744                                                  863,022
Prepaid expenses and other current assets                                                        56,765
                                                                                        ---------------
         Total current assets                                                                   951,268

Property and equipment, net                                                                     149,667

Deposits                                                                                         33,802
Capitalized software costs, net                                                               2,827,101
                                                                                        ---------------

                                                                                        $     3,961,838
                                                                                        ===============

See accompanying notes to consolidated financial statements

                                      PARK CITY GROUP, INC.
                              Consolidated Condensed Balance Sheet
                                           (Unaudited)


                                                                                      September 30, 2002
                                                                                      ------------------
Liabilities and Stockholders' Deficit

Current liabilities:
         Line of credit                                                                 $       687,500
         Note payable                                                                         1,751,229
         Accounts payable                                                                       867,071
         Accrued liabilities                                                                    532,767
         Deferred revenue                                                                       929,717
                                                                                        ---------------
                  Total current liabilities                                                   4,768,284

Related party notes payable                                                                   3,260,714
Accrued interest on related party notes payable                                                 688,497
                                                                                        ---------------
                  Total liabilities                                                           8,717,495
                                                                                        ---------------

Commitments and contingencies                                                                         -

Stockholders' deficit:
         Preferred stock; $.01 par value, 30,000,000 shares authorized, none issued                   -
         Common stock, $0.01 par value, 300,000,000 shares authorized; 176,343,232
           issued and outstanding                                                             1,890,100
         Additional paid-in capital                                                           5,877,277
         Stock subscriptions receivable                                                      (1,068,200)
         Treasury stock, 100,000 shares                                                         (30,000)
         Accumulated deficit                                                                (11,424,834)
                                                                                        ---------------
                  Total stockholders' deficit:                                               (4,755,657)
                                                                                        ---------------
                                                                                        $     3,961,838
                                                                                        ===============

See accompanying notes to consolidated financial statements

                                                          4

                                      PARK CITY GROUP, INC.
                        Consolidated Condensed Statement of Operations
                                          (Unaudited)


                                                                           Three Months Ended    Three Months Ended
                                                                              September 30,         September 30,
                                                                                  2002                  2001
                                                                             ---------------       ---------------
Revenues:
         Software licenses                                                   $       872,117       $     1,231,558
         Maintenance and support                                                     464,000               460,928
         Consulting and other                                                        102,679                45,555
                                                                             ---------------       ---------------
                                                                                   1,438,796             1,738,041

Cost of revenues                                                                      82,407               193,110
                                                                             ---------------       ---------------
                  Gross profit                                                     1,356,389             1,544,931

Operating expenses:
         Research and development                                                    119,564               237,263
         Sales and marketing                                                         380,421               353,892
         Selling, general and administrative expenses                                570,564               373,167
                                                                             ---------------       ---------------


                  Total operating expenses                                         1,070,549               964,322
                                                                             ---------------       ---------------

                           Income from operations                                    285,840               580,609
                                                                             ---------------       ---------------
Other income (expense):
         Interest income (expense)                                                 (364,606)             (160,415)
                                                                             ---------------       ---------------

                           Income (loss) before income taxes                         (78,766)              420,194
                                                                             ---------------       ---------------
Income tax (expense) benefit
         Current                                                                           -                     -
         Deferred                                                                          -              (164,000)
                                                                             ---------------       ---------------
                  Net Income (loss)                                          $       (78,766)      $       256,194
                                                                             ---------------       ---------------


Weighted average shares, basic                                                   176,343,000           149,277,000
                                                                             ---------------       ---------------
Weighted average shares, diluted                                                 176,343,000           149,278,000
                                                                             ---------------       ---------------
Basic earnings (loss) per share                                              $         (0.00)      $          0.00
                                                                             ===============       ===============
Diluted Earnings (loss) per share                                            $         (0.00)      $          0.00
                                                                             ===============       ===============


See accompanying notes to consolidated financial statements

                                                            5

                                                      PARK CITY GROUP, INC.
                                        Consolidated Condensed Statement of Cash Flows
                                                          (Unaudited)



                                                                                         Three Months Ended September 30,
                                                                                          2002                     2001
                                                                                      -------------          ---------------
Cash Flows From Operating Activities:
         Net (loss) income                                                            $     (78,766)         $       256,194
         Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
                  Depreciation and amortization                                              27,290                   43,117
                  Bad debt expense                                                           17,909                        -
                                                                                      -------------          ---------------
                  Gain on forgiveness of debt                                                     -                        -
                  Loss on disposition of assets                                                   -                    1,528
                  Deferred income taxes                                                           -                  164,000
                  Stock issued for services                                                 205,417                        -
                  Amortization of interest discount on debt                                  13,028                        -
                  Amortization of warrant discount on debt                                   59,241                        -
                  Amortization of beneficial conversion feature                                   -                        -
                  Decrease (increase) in:
                           Trade receivables                                               (145,167)                 (20,658)
                           Related party receivables                                              -                   19,032
                           Prepaid and other assets                                         (16,535)                 (72,105)
                           Stock subscription receivable                                          -                        -
                           Deposits                                                               -                        -
                  Increase (decrease) in:
                           Accounts payable                                                 299,923                 (148,588)
                           Accrued liabilities                                               98,521                   14,207
                           Related party payable                                          (100,000)                        -
                           Deferred revenue                                                (567,651)              (1,097,351)
                           Accrued interest, related party                                  209,328                   81,518
                                                                                      -------------          ---------------
                                Net cash provided by (used in) operating                     22,538                 (759,106)
activities

Cash Flows From Investing Activities:
         Purchase of property and equipment                                                       -                  (16,520)
         Capitalization of software costs                                                  (470,294)                (350,872)
                                                                                      -------------          ---------------
                  Net cash used in investing activities                                    (470,294)                (367,392)
                                                                                      -------------          ---------------
Cash Flows From Financing Activities:
         Net increase (decrease) in line of credit                                          (62,500)                 395,000
         Receipt of subscription receivable                                                       -                  206,800
         Purchase of treasury stock                                                               -                        -
         Proceeds from debt                                                                       -                   75,000
         Proceeds from convertible promissory note                                                -
         Payments on notes payable and capital leases                                      (134,236)                  (1,663)
         Deposit on unissued stock                                                                -                  300,000
         Proceeds from issuance of bridge loans                                             535,001                        -
                                                                                      -------------          ---------------
                  Net cash provided by financing activities                                 338,265                  975,137
                  Net increase in cash and cash equivalents                                (109,491)
Cash and cash equivalents at beginning of period                                            140,971                  218,482
                                                                                      -------------          ---------------
Cash and cash equivalents at end of period                                            $      31,481          $        67,121
                                                                                      =============          ===============

See accompanying notes to financial statements

                                                                    6

                                              Park City Group, Inc.,
                                  Consolidated Statement of Stockholders' Deficit

                                             Year ended June 30, 2002,
                                          Six Months ended June 30, 2001,
                                         Year ended December 31, 2000 and
                                       Three Months ended September 30, 2002



                                          Common Stock         Additional
                                    -------------------------   Paid-in    Subscription  Treasury   Accumulated
                                      Shares       Amount       Capital     Receivable     Stock      Deficit        Total
                                    ------------ ------------ ------------ ------------- ---------- ------------- ------------
Balance January 1, 2000             109,623,600   $1,096,236   $5,198,298  $          -   $      -  $ (8,853,582) $(2,559,048)

Net Income                                    -            -            -             -          -     1,394,406    1,394,406
                                    -----------   ----------   ----------  ------------   --------  ------------  -----------

Balance, December 30, 2000          109,623,600    1,096,236    5,198,298             -          -    (7,459,176)  (1,164,642)

Acquisition of Fresh                          -            -   (5,073,936)            -          -             -   (5,073,936)
Market Manager

Acquisition of Amerinet              39,300,023      393,000    1,574,589    (1,323,200)         -             -      644,389
Group.com,, Inc.

Common stock issued for                 352,941        3,530      130,588             -          -             -      134,118
debt

Net Loss                                      -            -            -             -          -      (629,632)    (629,632)
                                    -----------   ----------   ----------  ------------   --------  ------------  -----------

Balance June 30, 2001               149,276,564    1,492,766    1,829,539    (1,323,200)         -    (8,088,808)  (6,089,703)

Common stock issued for:
  Cash                               10,466,667      104,667    2,072,083             -          -             -    2,176,750
  Services                              566,667        5,667       67,333             -          -             -       73,000
  Cancellation of rights              4,466,667       44,667      (44,667)            -          -             -            -
  Conversion of debt                 11,666,667      116,667    1,456,795             -          -             -    1,573,462

Beneficial conversion                         -            -      233,334             -          -             -      233,334
feature

Payment on stock                              -            -            -       255,000          -             -      255,000
subscription receivable

Purchase of treasury stock            (100,000)            -            -             -    (30,000)            -      (30,000)

Net Income                                    -            -            -             -          -    (3,390,760)  (3,390,760)
                                    -----------   ----------   ----------  ------------   --------  ------------  -----------

Balance June 30, 2002               176,343,232    1,764,434    5,614,417    (1,068,200)   (30,000)  (11,479,568)  (5,198,917)

Warrants issued in bridge                     -            -      183,109             -          -             -      183,109
notes

Anti-dilution shares                  4,108,334       41,083      164,334             -          -             -      205,417
issued to Board members

Anti-dilution shares                  8,458,334       84,583     (84,583)             -          -             -            -
issued to Andersen
Weinroth

Net income                                    -            -            -             -          -        54,734       54,734
                                    -----------   ----------   ----------  ------------   --------  ------------  -----------

Balance, September 30, 2002         188,909,900   $1,890,100   $5,877,277  $ (1,068,200)  $(30,000) $(11,424,834) $(4,755,657)
                                    ===========   ==========   ==========  ============   ========  ============  ===========


See accompanying notes to consolidated financial statements

                                                              7

                              PARK CITY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

Note 1 - Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for quarterly financial statements. Although the Company believes that the disclosures in these unaudited financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in quarterly financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited annual financial statements included in the Company's June 30, 2002 Annual Report on Form 10-KSB.

Note 2 - Non Cash Transactions

In connection with the Bridge Notes issued in August 2002 (see note 3), the Company recorded a $40,268 discount related to the 7% interest discount at which the notes were financed. The Company also recorded a $183,109 expense related to the fair value of the warrants. For the period from the date of the Bridge Notes to September 30, 2002, the Company amortized $13,028 of the interest discount, and $59,241 of the warrants discount.

The Company issued 8,458,334 shares of common stock issued pursuant to anti-dilution rights to AW Fields Acquisition (see note 3), and was recorded as an increase to common stock and decrease to additional paid-in capital of $84,583.

The Company issued 4,108,334 shares of common stock pursuant to anti-dilution rights to an officer and directors (see note 3), which was recorded as an increase to common stock of $41,083, an increase to additional paid-in capital of $164,334 and an expense of shares issued for services of $205,417, which was included in general and administrative expense during the three months ended September 30, 2002.

Note 3 - Related party Transactions

In August 2002 in an effort to improve the capitalization and meet the Company's obligations the Company issued approximately $575,000 in Bridge Note financing, at an interest rate of 10% per annum, a due date of December 15, 2002 and was issued at a 7% discount. This financing carried warrants to purchase 5,350,000 common shares at $.10 per share, expiring in August 2007. The discount from the warrants was determined to be $183,109, which was to be amortized into interest over the term of the Bridge Notes. Total interest expense will include the 7% interest discount, 10% interest rate and $183,109 warrants discount of $242,553, and an effective annual interest rate of 49%. The bridge note participants are previous investors, current directors, and/or an officer of the Company. The officer also advanced $200,000 to the Company, holds an approximate $215,000 bridge note payable and was issued 2,000,000 of the attached warrants.

As a result of the price of Bridge Note A warrants being issued at $.10 per share the antidilution rights associated with the sale of shares made earlier in the year ( AW Fields Acquisition and private placement including directors and officer) were triggered. Resulting in 12,556,667 additional shares being issued and the number of shares to be purchased under warrants with antidilution rights increased by 8,458,334 shares, the warrant price to purchase a total of 20,125,001 common shares was reduced to $.10 . The officer of the Company received 1,450,000 of the additional 12,556,667 shares, and the directors received 2,658,334 of the additional 12,556,667 shares. The additional shares issued to both the officer and directors were valued at $205,417 and were included in general and administrative expenses in the income statement for the three months ended September 30, 2002.

Note 4 - Subsequent Events

In November 2002, Bridge Note A (see note 3) was repaid and replaced with a new Bridge Note totaling $739,000 at an interest rate of 10% per annum, a due date of July 31, 2003 and was issued at a 7.5% discount. The new Bridge Note B carried warrants to purchase 19,972,451 shares of common stock at $.04 per share, expiring in November 2007. The discount from the warrants was determined to be $738,981, which is to be amortized into interest over the term of the Bridge Note B. Total interest expense will include the 7.5% interest discount, 10% interest and $738,981 warrants discounts is $848,829, and an effective annual interest rate of 110%.

As a result of the price of the warrants in Bridge Note B being $.04 per share this triggered the anti-dilution rights associated with warrants of the first Bridge Note and the anti-dilution rights associated with the sale of shares made earlier in the year (AW Fields Acquisition and private placement including directors and officer). As a result an additional 12,814,286 common shares were issued and the number of shares to be purchased under warrants with anti-dilution rights increased by 8,625,000 shares, the warrant price to purchase a total of 28,750,001 and 5,350,000 common shares were reduced to $.07 and $.04 per share, respectively. The AW Fields Acquisition agreement allows for the further anti-dilution right to the $.04 per share level, but AW Fields Acquisition has waived this right for this transaction.

In December 2002, the Company obtained a $2,000,000 note payable funding from a related party who is an existing shareholder, a $250,000 advance from an officer and a credit facility of $200,000 from an officer. The proceeds were used to repay other outstanding notes payable of approximately $2,119,000, and to fund working capital needs. The $2,000,000 note payable has an interest rate of 18%, a due date of December 24, 2004, and monthly interest only payments until the due date. The $250,000 advance and the $200,000 credit facility have an interest rate that shall be no greater than 18% and a due date no sooner than December 24, 2004. As a result of the new $2,000,000 note payable, the Company incurred a fee paid in 3,809,524 shares of common stock and a warrant to purchase 7,142,857 shares of common stock, exercisable at $0.07 per share, immediately exercisable and expiring in December 2004. The discount from the warrants was determined to be $179,711, which is to be amortized into interest expense over the two-year term of the note. The value of the shares of common stock issued as a finders fee have a fair market value of $152,381, which is to be amortized into expense over the two-year term of the note. Total interest expense including the 18% interest and $179,711 warrants discount is $899,711, or an effective annual interest rate of 23%.

Forward-Looking Statements

This quarterly report on Form 10-QSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our Form 10-KSB annual report at June 30, 2002. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Item 2. Management's Discussion and Analysis or Plan of Operation. Reference 10-KSB for year ending 06/30/02 - Exhibit to this filing

Three Months Ended September 30, 2002 and 2001

During the three months ending September 30,2002, we had total revenues of $1,438,796 compared to $1,738,041 for the same period in 2001. As the Fresh Market Manager application reached market maturity, the focus of the sales organization was directed specifically to cultivating prospects in the perishable departments of the supermarket and grocery segment. This market segment, somewhat lacking in technical sophistication, requires a more time consuming educational sales process than we previously estimated. As a result, sales opportunities we anticipated happening in the three months ending September 30, 2002 have been delayed and have caused a decrease in software revenues from the previous year's comparable period. There was no relevant change in Maintenance and Support revenue. The average customer of Park City Group purchases maintenance support services for 5 years. Consulting revenue in the three months ending September 30,2002 increased to $102,679 vs. $45,555 for the same period in 2001. The consulting organization experienced an increase in revenues generated due to the services provided to customers who had entered into consulting agreements that required product configuration and some product customization to meet specific business requirements.

Research and development expenses after capitalization of software development costs, for the three months ended September 30, 2002 were $119,564 compared with $237,263 during the comparable period in 2001. The reduction in R&D expense during this period can be attributed to the additional capitalization for software development.

The Quarter ended September 30, 2002 had selling, general and administrative expenses of $570,564 as compared to $373,167 for the same period ended 2001. The increase is due to 4,108,334 shares of common stock valued at $205,417 issued to certain directors and an officer and major shateholder pursuant to anti-dilution provisions held by these individuals.

Liquidity and Capital Resources

Reference 10-KSB for year ending 06/30/02. As noted within the 10-KSB, the following item included in the subsequent events describes a key transaction to address significant outstanding obligations and provide for increased working capital. In part, the text is as follows: "In December 2002, the Company obtained a $2,000,000 note payable funding from a related party, a $250,000 advance from an officer and a credit facility of $200,000 from an officer. The proceeds were used to repay other outstanding notes payable of approximately $2,119,000, and to fund working capital needs." Additional description may be viewed in the 8-K dated December 31, 2002.

Additionally, as noted in the 10-KSB , activities have been initiated to address the operating expenses. In part this action is described as, "The Company has reduced its overall monthly operating costs by approximately $90,000 per month subsequent to June 30, 2002. A combination of efforts to judiciously monitor, control and where appropriate reduce ongoing expenses has been adopted by the Company's management team. For example, in June, 2002 the Company reduced management and staff headcount, reduced travel expenses, and established new policies for customer related travel and enforced budgetary constraints on all operating expenses."

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

         Reference 10-KSB for year ending 6/30/02

Item 4 - Controls and Procedures

         (a) Evaluation of disclosure controls and procedures.

Randall K. Fields who serves as Park City Group's chief executive officer and Edward Dmytryk who serves as Park City Group's chief financial officer, after evaluating the effectiveness of Park City Group's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, Park City Group's disclosure controls and procedures were adequate and effective to ensure that material information relating to Park City Group and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

         (b) Changes in internal controls.

There were no significant changes in Park City Group's internal controls or in other factors that could significantly affect Park City Group's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.


                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

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

Item 2 - Changes in Securities
         Please reference 10-KSB for year ending 6/30/02 incorporated by reference.

Item 3 - Defaults Upon Senior Securities
         Please reference 10-KSB for year ending 6/30/02 incorporated by reference.

Item 4 - Submission of Matters to Vote of Security Holders
         Please reference 10-KSB for year ending 6/30/02 incorporated by reference.

Item 5 - Other Information
         Please reference 10-KSB for year ending 6/30/02 incorporated by reference.

Item 6 - Exhibits and Reports on Form 8-K (for period 7/1/02 through 9/30/02) Items below incorporated by reference.

Exhibit 1 - Please reference 10-KSB for year ending 6/30/02 as an exhibit to this filing

Exhibit 2 - On August 7, 2002 Fields Technologies Inc., issued the press release changing its name from Fields Technologies, Inc., to Park City Group, Inc. and reincorporated in Nevada. Incorporated by reference as an Exhibit to this filing.

Exhibit 3 - On August 16, 2002, the Company completed a private offering consisting of $535,000 in promissory notes and warrants to purchase 5,350,000 of the Company's Common stock at $.10 per share. The note and warrant are a non-registered offering made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder. The Company intends to use the net proceeds generated from the notes for working capital, capital expenditures and debt reduction. Incorporated by reference as an Exhibit to this filing.

Exhibit 4 - On October 15, 2002 the Company filed a Current Report on Form 8-K dated October 15, 2002 disclosing under Item 9 that Ed Dmytryk was appointed acting chief financial officer and will continue to fulfill his duties on the Board of Directors but resigned his position as Chairman and member of the Board's Audit Committee. In addition, Anthony E. Meyer was approved as new member of the Board of Directors, replacing the resigning Stephen D. Weinroth.

Exhibit 5 - On November 27, 2002 the Company filed a Current Report on Form 8-K dated November 27, 2002 disclosing under Item 9 the repayment of the August 16, 2002 bridge financing and replacing it with a private offering of $798,898 in notes payable with warrants to purchase 19,972,451 shares of common stock at $.04 per share in bridge financing.

Exhibit 6 - On January 2, 2003, the Company filed a Current Report on Form 8-K dated December 31, 2002 disclosing under Item 9 the restructuring of a portion of the company's long-term debt. The company has structured a $2.25 million loan package that retired its debt to Cooper Capital Incorporated and to Bank One Corporation. The loan package was structured with Whale Investments, LTD.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 20, 2003             FIELDS TECHNOLOGIES, INC.

                                     By /s/  Randall K. Fields
                                     -------------------------------------------
                                     Randall K. Fields, President and
                                     Chief Executive Officer

Date:  February 20, 2003             By /s/ Edward C. Dmytryk
                                     -------------------------------------------
                                     Edward C. Dmytryk,
                                     Director and acting Chief Financial Officer

                      Park City Group, Inc. & Subsidiaries
          Certification Of Chief Executive And Chief Financial Officer
            Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

         I, Randall K. Fields certify that

         I have received this quarterly report on Form 10-Q of Park City Group,
Inc.:

         1. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         2. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report:

         3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

         a. Designed such disclosure controls and procedures to ensure that materials information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         5. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 20, 2003


/s/ Randall K. Fields
-----------------------------------------
President and Chief Executive Officer

                      Park City Group, Inc. & Subsidiaries
          Certification Of Chief Executive And Chief Financial Officer
            Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

         I, Edward C. Dmytryk

         I have received this quarterly report on Form 10-Q of Park City Group,
Inc.:

         1. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         2. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report:

         3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

         a. Designed such disclosure controls and procedures to ensure that materials information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         5. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 20, 2003


/s/ Edward C. Dmytryk
---------------------------------------------
Director and Acting Chief Financial Officer

                      Park City Group, Inc. & Subsidiaries
                            Certification Pursuant To
                 18 U.S.C. Section 1350, As Adopted Pursuant To
                  Section 906 Of The Sarbanes-Oxley Act Of 2002

In connection with the Quarterly Report of Park City Group, Inc. (the "Company") on form 10-Q for the three months ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Randall
K. Fields, Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: February 20, 2003


/s/ Randall K. Fields
-------------------------------------------
President and Chief Executive Officer


                   (Balance of page intentionally left blank)

                      Park City Group, Inc. & Subsidiaries
                            Certification Pursuant To
                 18 U.S.C. Section 1350, As Adopted Pursuant To
                  Section 906 Of The Sarbanes-Oxley Act Of 2002

In connection with the Quarterly Report of Park City Group, Inc. (the "Company") on form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward
C. Dmytryk, acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: February 20, 2003


/s/ Edward C. Dmytryk
---------------------------------------------
Director and Acting Chief Financial Officer


                   (Balance of page intentionally left blank)