Form 10QSB
period 2002-12-31
PARK CITY GROUP INC
filed 2003-02-21
CIK 50471

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 2002

                        Commission File Number 000-03718


                              PARK CITY GROUP, INC.
        ----------------------------------------------------------------
       (Exact name of small business issuer as identified in its charter)


            Nevada                                              37-1454128
--------------------------------                           --------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)


                     333 Main Street, Park City, Utah 84060
                     ---------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (435) 649-2221
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding as of February 18, 2003
-----------------------------              ------------------------------------
Common Stock, $.01 par value                  199,719,400; 2,326 shareholders

                     PARK CITY GROUP, INC. AND SUBSUDIARIES
              Index to Consolidated Condensed Financial Statements


Part 1 - Financial Information

Item 1 - Financial Statements

         Consolidated Condensed Balance Sheet as of December 31, 2002
         (unaudited)                                                        3

         Consolidated Condensed Statement of Operations for the three
         and six months ended December 31, 2002 and 2001 (unaudited)        4

         Consolidated Condensed Statement of Cash Flows for the six
         months ended December 31, 2002 and 2001 (unaudited)                5

         Notes to Consolidated Condensed Financial Statements               6

Item 2 - Management's Discussion and Analysis of Financial Condition
           and results of Operations                                        7

Item 3 - Quantitative and Qualitative disclosures about Market Risk         7

Item 4 - Controls and Procedures                                            8

Part 2 - Other Information                                                  10

Item 1 - Legal Information                                                  10

Item 2 - Changes in the Securities                                          10

Item 3 - Defaults Upon Senior Securities                                    10

Item 4 - Submission of Matter to Vote of Security Holders                   10

Item 5 - Other Information                                                  10

Item 6 - Exhibits                                                           10

                     PARK CITY GROUP, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheet
                                  (Unaudited)



                                                                                                             December 31, 2002
                                                                                                             -----------------
         Assets
Current assets
Cash and cash equivalents                                                                                      $      224,560
Trade receivables, net of allowance of $48,683                                                                        987,046
Prepaid expenses and other current assets                                                                             139,142
                                                                                                               --------------
                    Total current assets                                                                            1,350,748
                                                                                                               --------------
Property and equipment, net                                                                                           124,325

Other assets

Deposits and other assets                                                                                             109,993
Capitalized software costs, net                                                                                     3,006,855
                                                                                                               --------------

                    Total assets                                                                               $    4,591,921
                                                                                                               --------------


          Liabilities and Stockholders' Deficit

Current liabilities
Note payable net of discount of $646,437                                                                       $      152,978
Accounts payable                                                                                                      709,048
Accrued liabilities                                                                                                   395,188
Deferred revenue                                                                                                    1,733,718
                                                                                                               --------------
                    Total current liabilities                                                                       2,990,932
                                                                                                               --------------
Long-term liabilities
Related parties net of discount of $179,711                                                                         5,331,003
Notes payable                                                                                                         975,000
Accrued interest on related party notes payable                                                                       803,690
                                                                                                               --------------
                    Total long-term liabilities                                                                     6,209,693
                                                                                                               --------------
                    Total liabilities                                                                               9,200,625
                                                                                                               --------------
Commitments and contingencies                                                                                               -

Stockholders' deficit
Preferred stock, $.01 par value 30,000,000 shares authorized,
no shares issued                                                                                                            -
Common stock, $.01 par value, 300,000,000 shares authorized,
205,533,709 shares issued and outstanding                                                                           2,056,338
Additional paid-in capital                                                                                          6,960,861
Stock subscriptions receivable                                                                                     (1,068,200)
Treasury stock                                                                                                        (30,000)
Accumulated deficit                                                                                               (12,527,703)
                                                                                                               --------------
                    Total stockholders' deficit                                                                    (4,608,704)
                                                                                                               --------------
                                                                                                                    4,591,921
                                                                                                               ==============



                             See accompanying notes to consolidated financial statements.

                                                          3

                                     PARK CITY GROUP, INC. AND SUBSIDIARIES
                                 Consolidated Condensed Statement of Operations
                                                  (Unaudited)



                                                                     Three Months Ended           Six Months Ended
                                                                        December 31,                  December 31,
                                                                    2002             2001        2002             2001
                                                                 -----------     -----------  -----------      -----------
Revenues
Software licenses                                                $   279,081     $   362,102  $ 1,151,198      $ 1,593,660
Maintenance and support                                              483,522         473,929      947,522          934,858
Consulting and other                                                 217,971           6,588      320,650           52,143
                                                                 -----------     -----------  -----------      -----------
                                                                     980,574         842,619    2,419,370        2,580,661

Cost of revenues                                                     179,467         162,952      261,874          356,062
                                                                 -----------     -----------  -----------      -----------
          Gross Profit                                               801,107         679,667    2,157,496        2,224,599
                                                                 -----------     -----------  -----------      -----------

Research and development                                             205,764         142,946      325,328          380,209
Sales and marketing                                                  336,345         426,756      716,766          780,648
General & administrative expenses                                    704,233         405,712    1,274,797          778,875


Income (loss) from operations                                       (445,235)       (295,747)    (159,395)          284,867
                                                                 -----------     -----------  -----------      -----------
Other income (expense)

Interest Income (expense)                                           (524,134)       (169,761)    (888,740)        (330,178)
                                                                 -----------     -----------  -----------      -----------

(Loss) before income taxes                                          (969,369)       (465,508)  (1,048,135)         (45,311)
                                                                 -----------     -----------  -----------      -----------
(Provision) benefit for income taxes
Current                                                                    -               -            -                -
Deferred                                                                   -         164,000            -                -
                                                                 -----------     -----------  -----------      -----------
          Net (loss)                                             $  (969,369)    $  (301,508) $(1,048,135)     $   (45,311)

Weighted average shares, basic                                   196,103,000     150,392,000  189,328,000      149,834,000
                                                                 ===========     ===========  ===========      ===========

Weighted average shares, diluted                                 196,103,000     150,392,000  189,328,000      149,834,000
                                                                 ===========     ===========  ===========      ===========

Basic (loss) per share                                           $      0.00     $      0.00  $    (0.01)      $      0.00
                                                                 ===========     ===========  ===========      ===========
Diluted (loss) per share                                         $      0.00     $      0.00  $    (0.01)      $      0.00
                                                                 ===========     ===========  ===========      ===========


                             See accompanying notes to consolidated financial statements

                                                         4

                                             PARK CITY GROUP, INC. AND SUBSIDIARIES
                                         Consolidated Condensed Statement of Cash Flows
                                                          (Unaudited)


                                                                                               Six Months Ended
                                                                                                  December 31,
                                                                                           2002                    2001
                                                                                      --------------         ---------------
Cash flows from operating activities:
Net loss                                                                              $   (1,048,135)        $      (45,311)
Adjustments to reconcile net loss to net
Cash provided by operating activities:
Depreciation and amortization                                                                 52,632                  87,741
Bad debt expense                                                                              (8,157)                      -
Loss on sale of assets                                                                             -                   4,129
Compensation expense on issuance of stock and stock options                                  372,988                  16,000
Repricing of warrants                                                                         11,178                       -
Amortization of discounts on debt                                                            375,839                       -
Decrease (increase) in:
Trade receivables                                                                           (243,125)                300,797
Related party receivables                                                                          -                  19,032
Prepaid expenses and other current assets                                                    (22,722)               (115,397)
(Decrease) increase in:
Accrued interest on long-term related party notes payable                                    324,521                 175,380
Accrued liabilities                                                                         (137,846)                  5,204
Accounts payable                                                                             141,900                (36,196)
Deferred revenue                                                                             102,850               (988,030)
                                                                                      --------------         ---------------

          Net cash used in by operating activities                                           (78,077)               (576,651)
                                                                                      --------------         ---------------

Cash flows from investing activities:
Purchases of property and equipment                                                                -                 (26,414)
Capitalization of software costs                                                            (650,048)               (772,265)
                                                                                      --------------         ---------------

          Net cash used in investing activities                                             (650,048)               (798,679)
                                                                                      --------------         ---------------

Cash flows from financing activities:
Proceeds from issuance of common stock                                                             -                 891,870
Proceeds from collection of common stock subscriptions                                             -                 206,800
Net (payments) proceeds on line of credit                                                    (62,500)                395,000
Principal payments on capital leases                                                          (3,102)                 (3,328)
Principal payments on notes payable                                                         (132,685)                (78,843)
Proceeds from Issuance of debt                                                             1,010,000                       -
Deposits for unissued stock                                                                        -                 329,880
                                                                                      --------------         ---------------


Net cash provided by financing activities                                                    811,713               1,741,379
                                                                                      --------------         ---------------
Net increase in cash and cash equivalents                                                     83,588                 366,049

Cash and cash equivalents, beginning of period                                               140,972                 218,482
                                                                                      --------------         ---------------
Cash and cash equivalents, end of period                                              $      224,560         $       584,531
                                                                                      ==============         ===============


                            See accompanying notes to consolidated financial statements.

                                                       5

                              PARK CITY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

Note 1 - Unaudited Financial Statements
---------------------------------------

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

Note 2 - Non Cash Transactions
------------------------------

In connection with the Bridge Notes issued in November 2002 (see note 3), Bridge Note A was repayed and the Company recorded a $59,917 discount related to the 7.5% interest discount at which the notes were financed. The Company also recorded a $738,981 discount related to the warrants. For the period from the date of the Bridge Notes to December 31, 2002, the Company amortized $223,378 and $152,461 of the interest and warrants discounts on Bridge Note A & B respectively. The Company issued 8,625,000 shares of common stock issued pursuant to anti-dilution rights to AW Fields Acquisition (see not 3), and was recorded as an increase to common stock and decrease to additional paid-in capital of $86,250. Thus increasing the shares issued under anti-dilution for AW Fields to 17,083,334

The Company issued 4,189,285 shares of common stock pursuant to anti-dilution rights to an officer and directors (see note 3), which was recorded as an increase to common stock of $41,893, an increase to additional paid-in capital of $125,678 and an expense of shares issued for services of $167,571, which was included in general and administrative expense during the six months ended December 31, 2002. Thus increasing the number of shares issued under anti-dilution for an officer and directors to 8,297,620 and total expense for these share to $372,988.

The modification of Bridge Note A warrants from an exercise price of $.07 to $.04 resulted in an expense of $11,178 (see note 3).

During the period ending December 31, 2002 the Company obtained a $2,000,000 note payable from an entity controlled by a shareholder, a $250,000 advance from an officer and majority shareholder and a credit facility of $200,000 from an officer and majority shareholder. The proceeds were used to repay other outstanding notes payable of approximately $2,119,000 and accrued interest. As a result of the new $2,000,000 note payable, the Company incurred a finders fee paid in 3,809,524 shares of common stock and a warrant to purchase 7,142,857 shares of common stock. The shares of common stock have a fair market value of $152,381 which was recorded as a prepaid expense and will be amortized into expense over the two-year term of the note payable. The fair value of the warrants of $179,711 was recorded as a discount on the note payable and will be amortized into interest expense over the two-year term of the note payable.

Note 3 - Related party Transactions
-----------------------------------

In November 2002 the Company issued a second Bridge Note repaying Bridge Note A and replacing it with a new Bridge Note B valued at approximately $739,000. The new Bridge Note carries an interest rate of 10% per annum, a due date of July 31, 2003 and was issued at a 7.5% discount. This financing carried warrants to purchase 19,972,451 common shares at $.04 per share, expiring in November 2007. The discount from the warrants was determined to be $738,981, which is to be amortized into interest over the term of the Bridge Notes. Total interest expense including the 7.5% interest discount, 10% interest and $738,981 warrants discount is $848,829, or an effective annual interest rate of 110%. The bridge note participants are previous investors, current directors, and an officer of the Company. The officer advanced $230,000 to the Company, holds an approximate $270,500 bridge note payable and was issued 6,761,614 of the attached warrants.

As a result of the price of Bridge Note B warrants being issued at $.04 per share the anti-dilution rights associated with the warrants of the first Bridge Note and the anti-dilution rights associated with the sale of shares made earlier in the year ( AW Fields Acquisition and private placement including directors and officer) were triggered. This resulted in 12,814,286 additional shares being issued, and the number of shares to be purchased under warrants with anti-dilution rights increased by 8,625,000 shares. The warrant price to purchase a total of 28,750,001 and 5,350,000 common shares were reduced to $.07 and $.04 per share, respectively. The AW Fields Acquisition agreement allows for the further anti-dilution right to $.04 per share level, but AW Fields Acquisition has waived this right for this transaction.

In December 2002, the Company obtained a $2,000,000 note payable funding from an entity controlled by a shareholder, a $250,000 advance from an officer and majority shareholder and a credit facility of $200,000 from an officer and majority shareholder. The proceeds were used to repay other outstanding notes payable of approximately $2,119,000, and to fund working capital needs. The $2,000,000 note payable has an interest rate of 18%, a due date of December 24, 2004, and monthly interest only payments until the due date. The $250,000 advance and the $200,000 credit facility have an interest rate that shall be no greater than 18% and a due date no sooner than December 24, 2004. As a result of the new $2,000,000 note payable, the Company incurred a fee paid in 3,809,524 shares of common stock and a warrant to purchase 7,142,857 shares of common stock, exercisable at $0.07 per share, immediately exercisable and expiring in December 2004. The discount from the warrants was determined to be $179,711, which is to be amortized into interest expense over the two-year term of the note. The value of the shares of common stock issued as a finders fee have a fair market value of $152,381, which is to be amortized into expense over the two-year term of the note. Total interest expense to be incurred over the note term including the 18% interest and $179,711 warrants discount is $899,711, or an effective annual interest rate of 23%.

Effective September 1, 2002 and in consideration for an extension of terms, the interest rate on the long-term related party payable to an entity controlled by an officer and majority shareholder increased from 10% to 12%, and interest is now calculated on a compounded basis instead of a simple basis, adjusted retroactively.

Forward-Looking Statements
--------------------------
This quarterly report on Form 10-QSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the mea/ning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our Form 10-KSB annual report at June 30, 2002. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Item 2.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Reference 10-KSB for year ending 06/30/02 - Exhibit to this filing.
-------------------------------------------------------------------

Three Months Ending December 31, 2002 and 2001
----------------------------------------------

During the three months ending December 31,2002, we had total revenues of $980,574 compared to $842,619 for the same period in 2001. As the Fresh Market Manager application reached market readiness, the focus of the sales organization was directed specifically to cultivating prospects in the perishable departments of the supermarket and grocery segment. Recognized software license revenue decreased in the quarter ended December 31, 2002 over the previous quarter and the previous year comparable quarter due to a more time consuming education process for prospective customers in understanding the benefits of the Fresh Market Manager products and the unsettled national economy. There was no relevant change in Maintenance and Support revenue. The average customer of Park City Group purchases maintenance support services for 5 years. Consulting revenue in the three months ending December 31,2002 increased to $217,971 vs. $6,588 for the same period in 2001. The consulting organization experienced an increase in revenues generated due to the services provided to customers who had entered into Fresh Market Manager implementations that requested data input and product configurations to meet specific business requirements.

Research and development expenses after capitalization of software development costs, for the three months ended December 31,2002 were $205,764 compared with $142,946 during the comparable period in 2001. The increase in R&D expense during this period over the prior year period can be attributed to the addition of resources to bring Fresh Market Manager software to a market ready state and the Company no longer capitalized costs as the product was being sold. Sales and Marketing expenses in the period ending December 31, 2002 were $336,345 as compared to $426,756 for the same period in 2001. This decrease can be attributed to a Sales team reorganization and subsequent headcount reduction. The Quarter ended December 31, 2002 had selling, general and administrative expenses of $704,233 as compared to $405,712 for the same period ended 2001. The increase in expenses is attributed primarily to 4,189,286 shares of common stock issued to certain directors and an officer and majority shareholder valued at $167,571 pursuant to anti-dilution provisions held by those individuals. Interest expense for the three months ended December 31, 2002 was $524,124 compared to $169,761 in the comparable period in the prior year, an increase of $354,373 or 208.7%. The increase is partially due to the amortization of the interest and warrants discount on the bridge notes payable. For the three months ended December 31, 2002, a total of $152,461 of interest and warrants discounts on the bridge notes payable was amortized into interest expense. The remainder of the increase in interest expense for the three months ended December 31, 2002 compared to the comparable period in the prior year is mostly due to interest expense incurred on the long-term related party note payable to an entity controlled by an officer and majority shareholder. Effective September 1, 2002 and in consideration for an extension of terms, the interest rate increased from 10% to 12%, and interest is now calculated on a compounded basis instead of a simple basis, adjusted retroactively.

Six Months Ending December 31, 2002 and 2001
--------------------------------------------

During the six months ending December 31,2002, we had total revenues of $2,419,370 compared to $2,580,661 for the same period in 2001 a decrease of $161,291 or approximately 6.2%. We attribute this decrease to delays in the prospective customer buying cycles due to the unsettled national economy, the anticipated affect of the economic conservatism on holiday sales (which has a very strong impact on the conditions in the retail market) and the time involved to educate prospective users of Fresh Market Manager as to its benefits. There was no relevant change in Maintenance and Support revenue. Consulting revenue in the six months ending December 31,2002 increased to $320,650 from $52,132 for the same period in 2001 or an increase of $268,518 or 515.1%. This increase is due to new customers having shown an increased interest in the use of consulting resources directly from the vendor and an increased number of proofs of concept for the Fresh Market Manager application.

Research and development expenses after capitalization of software development costs, for the six months ended December 31,2002 decreased $54,881 or approximately 14.4% and were $325,328 as compared to $380,209 in the same period in 2001. We attribute this decrease in the current year to the reduction in resource requirements when compared with the prior year for development activities for Fresh Market Manager product.

Sales and Marketing expenses in the six month period ending December 31, 2002 were $716,766 as compared to $780,648 for the same period in 2001, a decrease of $63,882 or approximately 8.2%, This decreased can be attributed to a Sales team reorganization and subsequent headcount reduction as well as reclassification of a portion of an officer's salary/compensation to the newly defined category of Sales, General and Administrative expenses.

The six months ended December 31, 2002 had selling, general and administrative expenses of $1,274,797 as compared to $778,875 for the same period ended 2001. The increase in expenses of $495,922 or approximately 63.7% is mainly attributed to shares of common stock issued to certain directors and an officer and majority shareholder due to anti-dilution provisions held by those individuals. Other reasons include organization changes necessary to support the sales and strategic alliances efforts of the Company and a portion of the increase has been due to the reclassification of a portion of an officer's salary/compensation.

Interest expense for the six months ended December 31, 2002 was $888,740 compared to $330,178 in the comparable period in the prior year, an increase of $558,562 or 169.2%. The increase is partially due to the amortization of the interest and warrants discount on the bridge notes payable. For the six months ended December 31, 2002, a total of $375,839 of interest and warrants discounts on the bridge notes payable was amortized into interest expense. The remainder of the increase in interest expense for the six months ended December 31, 2002 compared to the comparable period in the prior year is mostly due to interest expense incurred on the long-term related party note payable to an entity controlled by an officer and majority shareholder. Effective September 1, 2002 and in consideration for an extension of terms, the interest rate increased from 10% to 12%, and interest is now calculated on a compounded basis instead of a simple basis, adjusted retroactively.

Liquidity and Capital Resources
-------------------------------

Reference 10-KSB for year ending 06/30/02. The Company completed during the quarter ended December 31, 2002 a key transaction to address significant outstanding obligations and provide for increased working capital. In December 2002, the Company obtained a $2,000,000 note payable funding from a related party, a $250,000 advance from an officer and a credit facility of $200,000 from an officer. The proceeds were used to repay other outstanding notes payable of approximately $2,119,000, and to fund working capital needs. Additional description may be viewed in the 8-K dated December 31, 2002.


In February, 2003, the Company received $1,000,000 under terms of a multi year contract from an entity that will be the exclusive re-seller of the Company's Fresh Market Manager to the grocery industry. The Company believes this exclusive re-seller agreement will provide additional resources to improve the Company's liquidity and capital constraints.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

Reference 10-KSB for year ending 06/30/02.

Item 4 - Controls and Procedures
--------------------------------

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

Debra Elenson vs. Fields Technologies, and Randall K. Fields (Filed -January 2002, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida): The plaintiff alleges, among other causes of actions, that a private placement memorandum pursuant to which the plaintiff had purchased shares of Fields Technologies, contained financial statements which were not prepared in accordance with generally accepted accounting principles and the requirements of SEC regulation S-X. The plaintiff alleges fraud, misrepresentation, unregistered sales of securities and other causes of actions. The plaintiff seeks a rescission of her investment in the company, damages and legal fees. The defendants deny each of plaintiff's allegations, believe that the plaintiff's claims have no merit and will vigorously defend the matter. The case has been removed to the federal district court in Florida.

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

Approximately two weeks following the filing of the complaint against Yankee Companies, the Company was served with a complaint by Yankee Companies and others, alleging sales of unregistered securities, securities fraud, registration violations, fraud negligent misrepresentation, and breach of loan agreement. On or about February 5, 2003 the case was dismissed based on the fact that the Utah case filed by the Company was filed first and all isues can be argued in that case.

Item 2 - Changes in Securities
------------------------------
         Please reference 10-KSB for year ending 6/30/02 incorporated by reference.

Item 3 - Defaults Upon Senior Securities
----------------------------------------
         Please reference 10-KSB for year ending 6/30/02 incorporated by reference.

Item 4 - Submission of Matters to Vote of Security Holders
----------------------------------------------------------
         Please reference 10-KSB for year ending 6/30/02 incorporated by reference.

Item 5 - Other Information
--------------------------
         Please reference 10-KSB for year ending 6/30/02 incorporated by reference.

Item 6 - Exhibits and Reports on Form 8K (for period 7/1/02 through 9/30/02)
----------------------------------------------------------------------------

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

Date:  February 20, 2003                  FIELDS TECHNOLOGIES, INC.

                                          By /s/  Randall K. Fields
                                            ---------------------------------
                                            Randall K. Fields, President and
                                            Chief Executive Officer


Date:  February 20, 2003                  By /s/ Edward C. Dmytryk
                                            ---------------------------------
                                            Edward C. Dmytryk,
                                            Director and acting Chief Financial
                                            Officer

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

Date:    February 20, 2003


/s/ Randall K. Fields
----------------------------------------
President and Chief Executive Officer

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

Date:    February 20, 2003


/s/ Edward C. Dmytryk
-------------------------------------------
Director and Acting Chief Financial Officer

                      Park City Group, Inc. & Subsidiaries
                            Certification Pursuant To
                 18 U.S.C. Section 1350, As Adopted Pursuant To
                  Section 906 Of The Sarbanes-Oxley Act Of 2002

         In connection with the Quarterly Report of Park City Group, Inc. (the "Company") on form 10-Q for the three months ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Randall K. Fields, Chief Executive Officer, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: February 20, 2003


/s/ Randall K. Fields
-------------------------------------
President and Chief Executive Officer

                      Park City Group, Inc. & Subsidiaries
                            Certification Pursuant To
                 18 U.S.C. Section 1350, As Adopted Pursuant To
                  Section 906 Of The Sarbanes-Oxley Act Of 2002

         In connection with the Quarterly Report of Park City Group, Inc. (the "Company") on form 10-Q for the three months ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward C. Dmytryk, Chief Financial Officer, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: February 20, 2003


/s/ Edward C. Dmytryk
-------------------------------------
Director and Chief Financial Officer