Form 10QSB
period 2003-03-31
PARK CITY GROUP INC
filed 2003-05-20
CIK 50471

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549
             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2003

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


                     333 Main Street, Park City, Utah 84060
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (435) 649-2221
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding as of May 19, 2003
----------------------------                   ---------------------------------
Common Stock, $.01 par value                    213,390,828   2,332 SHAREHOLDERS

                     PARK CITY GROUP, INC. AND SUBSUDIARIES
              Index to Consolidated Condensed Financial Statements


Part 1 - Financial Information

Item 1 - Financial Statements

           Consolidated Condensed Balance Sheet as of
             March 31, 2003 (unaudited)                                     3

           Consolidated Condensed Statement of Operations for
             the three and nine months ended March 31, 2003
             and 2002 (unaudited)                                           4

           Consolidated Condensed Statement of Cash Flows for
             the nine months ended March 31, 2003 and 2002 (unaudited)      5

           Notes to Consolidated Condensed Financial Statements             6

Item 2 - Management's Discussion and Analysis of Financial Condition
           and results of Operations                                       10

Item 3 - Controls and Procedures                                           12



Part II - Other Information                                                13

Item 1 - Legal Information                                                 13

Item 2 - Changes in the Securities                                         13

Item 3 - Defaults Upon Senior Securities                                   13

Item 4 - Submission of Matter to Vote of Security Holders                  13

Item 5 - Other Information                                                 13

Item 6 - Exhibits                                                          14

                     PARK CITY GROUP, INC. AND SUBSIDIARIES
                Consolidated Condensed Balance Sheet (Unaudited)


                                                                     March 31, 2003
                                                                     --------------
          Assets

Current assets
Cash and cash equivalents                                           $      170,106
Trade receivables, net of allowance                                        427,766
Prepaid expenses and other current assets                                  208,226
                                                                    --------------
                    Total current assets                                   806,098

Property and equipment, net                                                128,546

Other assets

Deposits and other assets                                                   33,802
Capitalized software costs, net                                          3,172,655
                                                                    --------------
                                         Total assets               $    4,141,101
                                                                    ==============


          Liabilities and Stockholders' Deficit
Current liabilities

Accounts payable                                                           347,167
Accrued liabilities                                                        380,640
Deferred revenue                                                         1,421,528
Advances payable                                                           175,000
Related party notes payable                                              3,693,803
Accrued interest on related party notes payable                            924,132
                                                                    --------------
                    Total current liabilities                            6,942,270

Long-term liabilities

Long-term debt                                                              87,394
Related party long-term notes payable                                    2,092,753
                                                                    --------------
         Total long-term liabilities                                     2,180,147
                                                                    --------------
         Total liabilities                                               9,122,417

Commitments and contingencies                                                    -

Stockholders' deficit
Preferred stock, $.01 par value 30,000,000
 shares authorized, no shares issued                                             -
Common stock, $.01 par value, 300,000,000 shares
 authorized, 206,633,709 shares issued and outstanding                   2,056,338
Additional paid-in capital                                               6,960,861
Stock subscriptions receivable                                          (1,068,200)
Treasury stock                                                             (30,000)
Accumulated deficit                                                    (12,900,315)
                                                                    --------------
         Total stockholders' deficit                                    (4,981,316)
                                                                    --------------
                                                                    $    4,141,101
                                                                    ==============


    See accompanying notes to consolidated condensed financial statements.

                                       3

                                             PARK CITY GROUP, INC. AND SUBSIDIARIES
                                   Consolidated Condensed Statement of Operations (Unaudited)



                                                                        Three Months                    Nine Months
                                                                           Ended                           Ended
                                                                          March 31,                       March 31,
                                                                          ---------                       ---------
                                                                   2003              2002           2003              2002
                                                                   ----              ----           ----              ----
Revenues
Software licenses                                              $    733,500     $    918,094     $  1,884,698     $  2,511,754
Maintenance and support                                             514,651          429,684        1,462,173        1,364,542
Consulting and other                                                143,229          149,729          463,879          201,872
                                                               ------------     ------------     ------------     ------------
                                                                  1,391,380        1,497,507        3,810,750        4,078,168

Cost of revenues                                                    305,230          189,316          567,104          545,378
                                                               ------------     ------------     ------------     ------------
          Gross Profit                                            1,086,150        1,308,191        3,243,646        3,532,790

Research and development                                            286,354          174,361          611,682          554,570
Sales and marketing                                                 347,712          444,870        1,064,478        1,230,368
General & administrative expenses                                   282,522          367,739        1,557,319        1,141,764
                                                               ------------     ------------     ------------     ------------
Income from operations                                              169,562          321,221           10,167          606,088

Other income (expense):

Interest income (expense)                                          (542,174)        (147,966)      (1,430,914)        (478,144)
                                                               ------------     ------------     ------------     ------------

(Loss) income before income taxes                                  (372,612)         173,255       (1,420,747)         127,944

(Provision) benefit for income taxes
Current                                                                   -                -                -                -
Deferred                                                                  -          (52,000)               -          (52,000)
                                                               ------------     ------------     ------------     ------------
          Net (loss) income                                        (372,612)         121,255       (1,420,747)          75,944

Preference dividend to shareholders                                       -         (670,000)               -         (670,000)
                                                               ------------     ------------     ------------     ------------
Net Loss available to common shareholders                      $   (372,612)    $   (548,745)    $ (1,420,747)    $   (594,056)
                                                               ============     ============     ============     ============

Weighted average shares, basic                                  205,534,000      155,504,000      194,670,000      151,697,000
                                                               ============     ============     ============     ============

Weighted average shares, diluted                                205,534,000      155,504,000      194,670,000      151,697,000
                                                               ============     ============     ============     ============

Basic (loss) per share                                         $       0.00     $       0.00     $     (0.01)     $       0.00
                                                               ============     ============     ============     ============

Diluted (loss) per share                                       $       0.00     $       0.00     $     (0.01)     $       0.00
                                                               ============     ============     ============     ============


                         See accompanying notes to consolidated condensed financial statements

                                                          4

                                             PARK CITY GROUP, INC. AND SUBSIDIARIES
                                   Consolidated Condensed Statement of Cash Flows (Unaudited)



                                                                                          Nine Months Ended March 31,
                                                                                         2003                       2002
                                                                                    -------------             -------------
Cash flows from operating activities:
Net loss                                                                            $  (1,420,747)            $      75,944
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Depreciation and amortization                                                              74,821                   117,172
Bad debt expense                                                                            8,094                         -
(Gain) loss on disposition of assets                                                       (1,822)                    4,133
Deferred income taxes                                                                           -                    52,000
Compensation expense on issuance of stock and stock options                               372,988                    38,000
Repricing of warrants                                                                      11,178                         -
Amortization of discounts on debt                                                         672,734                         -
Decrease (increase) in:
Trade receivables                                                                         299,904                (1,012,985)
Related party receivables                                                                       -                     4,235
Prepaid expenses and other current assets                                                 (15,615)                 (195,429)
(Decrease) increase in:
Accrued interest on long-term related party notes payable                                 444,963                   259,412
Accrued liabilities                                                                       (52,394)                   70,079
Accounts payable                                                                         (212,691)                   82,465
Deferred revenue                                                                         (209,340)                 (410,124)
Advances payable                                                                          175,000                         -
Related party payable                                                                    (100,000)                        -
                                                                                    -------------             -------------
          Net cash provided by (used in) operating activities                              47,073                  (915,098)
                                                                                    -------------             -------------

Cash flows from investing activities:
Purchases of property and equipment                                                       (13,287)                  (38,138)
Capitalization of software costs                                                         (815,848)               (1,248,906)
                                                                                    -------------             -------------
          Net cash used in investing activities                                          (829,135)               (1,287,044)
                                                                                    -------------             -------------
Cash flows from financing activities:
Proceeds from issuance of common stock                                                          -                 1,921,750
Proceeds from collection of common stock subscriptions                                          -                   461,800
Net (payments) proceeds on line of credit                                                 (62,500)                  395,000
Purchase of treasury stock                                                                      -                   (30,000)
Principal payments on notes payable and capital leases                                   (136,304)                 (991,622)
Proceeds from issuance of debt                                                          1,010,000                 1,750,000
                                                                                    -------------             -------------
Net cash provided by financing activities                                                 811,196                 3,506,928
                                                                                    -------------             -------------
Net increase in cash and cash equivalents                                                  29,134                 1,304,786

Cash and cash equivalents, beginning of period                                            140,972                   218,482
                                                                                    -------------             -------------
Cash and cash equivalents, end of period                                            $     170,106             $   1,523,268
                                                                                    =============             =============



                      See accompanying notes to consolidated condensed financial statements.

                                                      5

                              PARK CITY GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2003


Note 1 - Liquidity

As of March 31, 2003, the Company had current liabilities in excess of current assets. The Company believes that cash flow from increased sales, the existence of a $200,000 line of credit facility from its majority shareholder and officer that had not been drawn upon as of March 31, 2003, as well as the ability and commitment of its majority shareholder and officer and other shareholders to contribute funds necessary for the Company to continue to operate, will allow the Company to fund its currently anticipated working capital, capital spending, and debt service requirements during the next twelve months. The financial statements do not reflect any adjustment should the Company's anticipated changes in the operations not be achieved.

Note 2 - Unaudited Financial Statements

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Note 3 - Supplemental cash flow information

For the nine months March 31, 2003 and 2002, no cash was paid for income taxes and cash of $194,951 and $172,386 was paid for interest expense, respectively.

In connection with the Bridge Notes A issued in August 2002 (see note 4), the Company recorded a $40,268 discount related to the 7% interest discount at which the notes were financed. The Company also recorded a $183,109 discount related to the fair value of the warrants. For the period from the date of the Bridge Notes A to March 31, 2003, the Company amortized all of the interest and warrants discounts.

In connection with the Bridge Notes B issued in November 2002 (see note 4), Bridge Note A was repaid and the Company recorded a $59,917 discount related to the 7.5% interest discount at which the notes were financed. The Company also recorded a $738,981 discount related to the warrants. For the period from the date of the Bridge Notes B to March 31, 2003, the Company amortized $31,721 and $395,172 of the interest and warrants discounts on Bridge Note B respectively.

The Company issued 8,625,000 shares of common stock issued pursuant to anti-dilution rights to AW Fields Acquisition (see note 4), which was recorded as an increase to common stock and decrease to additional paid-in capital of $86,250, thus increasing the shares issued under anti-dilution for AW Fields to 17,083,334.

The Company issued 4,189,285 shares of common stock pursuant to anti-dilution rights to an officer and directors (see note 4), which was recorded as an increase to common stock of $41,893, an increase to additional paid-in capital of $125,678 and an expense of shares issued for services of $167,571, which was included in general and administrative expense during the nine months ended March 31, 2003. This increased the number of shares issued under anti-dilution for an officer and directors to 8,297,620, and the total expense for these shares increased to $372,988.

The modification of Bridge Note A warrants from an exercise price of $.07 to $.04 resulted in an interest expense of $11,178 (see note 4).

During December 2002 the Company obtained a $2,000,000 note payable from an entity controlled by a shareholder, a $250,000 advance from an officer and majority shareholder and a credit facility of $200,000 from an officer and majority shareholder. The proceeds were used to repay other outstanding notes payable of approximately $2,119,000 and accrued interest. As a result of the new $2,000,000 note payable, the Company incurred a finders fee which was paid with 3,809,524 shares of common stock and a warrant to purchase 7,142,857 shares of common stock. The shares of common stock have a fair market value of $152,381 which was recorded as a prepaid expense and will be amortized into expense over the two-year term of the note payable. The fair value of the warrants of $179,711 was recorded as a discount on the note payable and will be amortized into interest expense over the two-year term of the note payable. For the period from the date of the $2,000,000 note payable to March 31, 2003, the Company amortized $22,464 of the warrants discount into interest expense.

Note 4 - Related party Transactions

In August 2002 in an effort to improve the capitalization and meet the Company's obligations the Company issued approximately $575,000 in Bridge Note financing, at an interest rate of 10% per annum, a due date of December 15, 2002 and was issued at a 7% discount. This financing carried warrants to purchase 5,350,000 common shares at $.10 per share, expiring in August 2007. The discount from the warrants was determined to be $183,109, which was to be amortized into interest over the term of the Bridge Notes. Total interest expense including the 7% interest discount, 10% interest rate and $183,109 warrants discount is $242,553, and an effective annual interest rate of 49%. The bridge note participants are previous investors, current directors, and/or an officer of the Company.

In November 2002 the Company issued a second Bridge Note repaying Bridge Note A and replacing it with a new Bridge Note B valued at approximately $739,000. The new Bridge Note carries an interest rate of 10% per annum, a due date of July 31, 2003 and was issued at a 7.5% discount. This financing carried warrants to purchase 19,972,451 common shares at $.04 per share, expiring in November 2007. The discount from the warrants was determined to be $738,981, which is to be amortized into interest over the term of the Bridge Note B. Total interest expense including the 7.5% interest discount, 10% interest and $738,981 warrants discount is $848,829, or an effective annual interest rate of 110%. The bridge note participants are previous investors, current directors, and an officer of the Company. The officer advanced $230,000 to the Company under the bridge notes, holds an approximate $270,500 bridge note payable and was issued 6,761,614 of the attached warrants.

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

Note 5 - Net loss per common share

Basic net loss per common share ("Basic EPS") excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

Options and warrants to purchase 76,242,870 and 21,500,001 shares of common stock as of March 31, 2003 and 2002, respectively, were not included in the computation of Diluted EPS. The inclusion of the options would have been anti-dilutive, thereby decreasing net loss per common share.

Note 6 - Stock-based compensation

At March 31, 2003 and 2002, the Company has issued stock options to certain of its employees. The Company accounts for these options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below for the three and nine months ended March 31, 2003 and 2002:

                                                Three Months Ended                      Nine Months Ended
                                                      March 31,                              March 31,
                                                2003             2002                   2003             2002
                                             -----------      -----------            ------------     -----------
Net loss available to common
shareholders as reported                     $  (372,612)     $  (548,745)           $ (1,420,747)    $  (594,056)

Deduct: Total stock-based
employee compensation expense
determined under fair value
based method for all awards,
net of related tax effects                             -          (54,283)                      -        (399,719)
                                             -----------      -----------            ------------     -----------

Net loss - pro forma                         $  (372,612)     $  (603,028)           $ (1,420,747)    $  (993,775)
                                             -----------      -----------            ------------     -----------

Loss per share:
Basic and diluted - as reported              $     (0.00)     $     (0.00)           $      (0.01)    $     (0.00)
                                             -----------      -----------            ------------     -----------

Basic and diluted -
  pro forma                                  $     (0.00)     $     (0.00)           $      (0.01)    $     (0.01)
                                             -----------      -----------            ------------     -----------

Note 7 - Advances payable

A customer has advanced the Company $175,000 pursuant to a contract, which amount is contingent upon the customer obtaining consulting fees with outside parties over the contract term totaling $175,000. Should the customer obtain $175,000 or more in consulting fees from outside parties the Company is not required to return the advance to the customer. If the customer does not receive $175,000 in outside consulting fees, the Company is required to return to the customer any amounts between the consulting fees received from outside parties and $175,000.


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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Reference 10-KSB for year ending 06/30/02 - Exhibit to this filing.

Three months ended March 31, 2003 and 2002

The Company's primary focus, the retail market segment, has been impacted by the business uncertainty that has been prevalent in the general economy. Nevertheless, the Company's Fresh Market Manager (FMM) application, introduced in the second quarter is well positioned to assist the grocery/supermarket industry to economically and efficiently manage their perishable products departments. There is an increasing interest in the FMM application.

During the third quarter the Company entered into strategic alliances with a consulting firm to the grocery industry and a grocery specific software company with complimentary products. These strategic partners have introduced several prospective customers to the FMM application.

Total revenues were $1,391,380 and $1,497,507 for the three months ended March 31, 2003 and 2002, respectively, a 7% decrease. When the Fresh Market Manager
(FMM) application reached market readiness early in the second quarter, sales efforts were, and continue to be, directed specifically to developing customers in the perishable departments of the supermarket and grocery segment. Software license revenues were $733,500 and $918,094 for the three months ended march 31, 2003 and 2002, respectively, a 20% decrease. This decrease reflects the longer sales cycle and customer education process for FMM. Maintenance and support revenues were $514,651 and $429,684 for the three months ended March 31, 2003 and 2002, respectively, a 20% increase. This increase is primarily attributable to maintenance contracts on the initial FMM license sales. There was no relevant change in consulting revenue.

Research and development expenses (after capitalization of software development costs) were $286,354 and $174,361 for the three months ended March 31, 2003 and 2002, respectively, a 64% increase. This increase is primarily because the Company stopped capitalizing software development costs for Fresh Market Manager
(FMM) when the product was released to customers in September 2002. Research and development expenses continue for FMM for enhancements and upgrades. The company is capitalizing research and development expenses related to the 4x platform.

Sales and marketing expenses were $347,712 and $444,870 for the three months ended March 31, 2003 and 2002, respectively, a 22% decrease. This decrease is primarily attributable to a sales team reorganization and related reduction in sales personnel, partially offset by additional expenses related to the longer sales cycle for the introduction of FMM.

General and administrative expenses were $282,522 and $367,739 for the three months ended March 31, 2003 and 2002, respectively, a 23% decrease. This decrease is attributable to cost control measures and budgetary constraints implemented early in the second quarter.

Interest expense was $542,174 and $147,966 for the three months ended March 31, 2003 and 2002, respectively, a 266% increase. This increase is partially attributable to the amortization of interest and warrants discounts on the bridge notes payable of $274,431 and the additional interest expense from the debt incurred during the current fiscal year. The remainder of the increase is primarily attributable to an increase in interest rate from 10% to 12%, and a change from simple to compounded interest, on the long-term related party note payable to an entity controlled by an officer and majority shareholder; and interest at 18% on a $2,000,000 note payable obtained in December 2002 and used to repay other outstanding debts with lower interest rates.

Nine Months Ended March 31, 2003 and 2002

Total revenues were $3,810,750 and $4,078,168 for the nine months ended March 31, 2003 and 2002, respectively, a 7% decrease. Software license revenues were $1,884,698 and $2,511,754 for the nine months ended March 31, 2003 and 2002, respectively, a 25% decrease. This decrease is primarily attributable to the longer sales cycle and customer education process for FMM, as well as the unsettled national economy. Maintenance and support revenues were $1,462,173 and $1,364,542 for the nine months ended March 31, 2003 and 2002, respectively, a 7% increase. This increase reflects the maintenance contracts on the initial FMM license sales. Consulting revenues were $463,879 and $201,872 for the nine months ended March 31, 2003 and 2002, respectively, a 130% increase. This increase is attributable to services provided to FMM customers for data input and product configurations to meet their specific business requirements.

Research and development expenses (after capitalization of software development costs) were $611,682 and $554,570 for the nine months ended March 31, 2003 and 2002, respectively, an 10% increase. This increase is primarily because the Company stopped capitalizing software development costs for Fresh Market Manager
(FMM) when the product was released to customers in September 2002. Research and development expenses continue for FMM for enhancements and upgrades.

Sales and marketing expenses were $1,064,478 and $1,230,368 for the nine months ended March 31, 2003 and 2002, respectively, a 13% decrease. This decrease is primarily attributable to a sales team reorganization and related reduction in sales personnel, partially offset by additional expenses related to the longer sales cycle for the introduction of FMM.

General and administrative expenses were $1,557,319 and $1,141,764 for the nine months ended March 31, 2003 and 2002, respectively, a 36% increase. This increase is primarily attributable to shares of common stock issued in September 2002 and December 2002 to certain directors and an officer and majority shareholder due to anti-dilution provisions held by those individuals.

Interest expense was $1,430,914 and $478,144 for the nine months ended March 31, 2003 and 2002, respectively, a 199% increase. This increase is partially attributable to the amortization of interest and warrants discounts as well as accrued interest on the bridge notes payable of $705,803. The remainder of the increase is primarily attributable to an increase in interest rate from 10% to 12%, and a change from simple to compounded interest, on the long-term related party note payable to an entity controlled by an officer and majority shareholder; and interest at 18% on a $2,000,000 note payable obtained in December 2002 and used to repay other outstanding debts with lower interest rates.

Liquidity and Capital Resources

Reference 10 KSB for year ending 06/30/02. The Company completed during December 2002 a key transaction to address the significant outstanding obligations and provide for increased working capital. In December 2002, the Company obtained a $2,000,000 note payable funding from a related party, a $250,000 advance from an officer and a credit facility of $200,000 from an officer. The proceeds were used to repay other outstanding notes payable of approximately $2,119,000, and to fund working capital needs. Additional description may be viewed in the 8 K dated December 31, 2002. The related-party note payable and accrued interest totaling $4,184,846, payable to an officer and majority shareholder is due January 2004 and is included in current liabilities. The company anticipates that if resources are not available to repay this note that the due date will be further extended at that time.

In February 2003 the Company received $1,000,000 under terms of a multi-year agreement with an entity that will be a reseller of the Company's FMM application, and will provide additional consulting resources to new FMM customers requiring data input and product configuration. The Company believes that this reseller agreement will provide additional resources to improve the Company's liquidity and capital resources, and will enhance the Company's ability to provide consulting services to multiple FMM customers.

Bridge Note B, as described in notes 3 and 4 to the financial statements, is due July 2003 and is included in current liabilities. The company anticipates negotiating payment terms or refinancing this obligation if resources for repayment are unavailable.

The Company believes that cash flow from operations, the existence of a $200,000 line of credit facility from its majority shareholder and officer that has not been drawn upon as of March 31, 2003, as well as the ability and commitment of its majority shareholder and officer and other shareholders to contribute funds necessary for the Company to continue to operate, will allow the Company to fund its currently anticipated working capital, capital spending and debt service requirements during the next operating period. No assurances can be given, however, that the Company will be able to obtain the necessary amounts of cash to fund its requirements during the next operating period.


Item 3 - Controls and Procedures

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

Debra Elenson vs. Fields Technologies, and Randall K. Fields (Filed -January 2002, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida): The plaintiff alleges, among other causes of actions, that a private placement memorandum pursuant to which the plaintiff had purchased shares of Fields Technologies, contained financial statements which were not prepared in accordance with generally accepted accounting principles and the requirements of SEC regulation S-X. The plaintiff alleges fraud, misrepresentation, unregistered sales of securities and other causes of actions. The plaintiff seeks a rescission of her investment in the company, damages and legal fees. The defendants deny each of plaintiff's allegations, believe that the plaintiff's claims have no merit and will vigorously defend the matter. The case has been removed to the federal district court in Florida and is currently in the discovery stage and no amounts have been reflected in the financial statements.

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

In August 2002, the Company filed legal action against The Yankee Companies, Inc. et al. The defendants were entities and individuals involved in the reorganization of Amerinet and its acquisition of control of Park City Group (Delaware). These causes of actions include: violation of Florida's Securities and investor Protection Act, fraud, negligent misrepresentation, violation of the Federal Securities Acts of 1933 and 1934 and breach of promissory note. This action has been filed in the State of Utah and is in the early stages of discovery.

Approximately two weeks following the filing of the complaint against Yankee Companies, the Company was served with a complaint by Yankee Companies and others, which was filed in Florida, alleging sales of unregistered securities, securities fraud, registration violations, fraud negligent misrepresentation, and breach of loan agreement. On or about February 5, 2003 this Florida case was dismissed based on the fact that the Utah case filed by the Company was filed first and all issues can be argued in that case.

In the first part of 2003 an Adversary Proceeding was filed under the Montgomery Ward Bankruptcy Case against the Company. The claim for relief in the complaint is to avoid preferential transfers pursuant to 11 U.S.C. Sec. 547. Plaintiff, Montgomery Ward, Debtor in Possession alleges that certain payments in the amount of $33,366.56 were made to the Company during the preference period and therefore need to be returned. The Company maintains that it has an "ordinary course of business exception" defense to the claims. The parties are in settlement discussions at this time.

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

Item 6 - Exhibits and Reports on Form 8K (for period 7/1/02 through 3/31/03)

(a)  Exhibits

Exhibit 3(i), Articles of Incorporation - On August 7, 2002 Fields Technologies Inc., issued the press release changing its name from Fields Technologies, Inc., to Park City Group, Inc. and reincorporated in Nevada. Incorporated by reference to 8-K filed August 7, 2002.

Exhibit 10.1 - On August 16, 2002, the Company completed a private offering consisting of $535,000 in promissory notes and warrants to purchase 5,350,000 of the Company's Common stock at $.10 per share. The note and warrant are a non-registered offering made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder. The Company intends to use the net proceeds generated from the notes for working capital, capital expenditures and debt reduction. Incorporated by reference to 8-K filed August 22, 2002.

Exhibit 10.2 - On November 27, 2002 the Company repaid the August 16, 2002 bridge financing and replaced it with a private offering of $798,898 in notes payable with warrants to purchase 19,972,451 shares of common stock at $.04 per share in bridge financing. Incorporated by reference to 8-K filed November 27, 2002.

Exhibit 10.3 - On December 31, 2002 the Company structured a $2.25 million loan package with Whale Investments, LTD that retired its debt to Cooper Capital Incorporated and to Bank One Corporation. Incorporated by reference to 8-K filed January 2, 2003.

Exhibit 99.1 - Park City Group, Inc. & Subsidiaries Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Randall K. Fields, President and CEO.

Exhibit 99.2 - Park City Group, Inc. & Subsidiaries Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Edward C. Dmytryk, Director and CFO.


(b) Reports on Form 8-K

On August 7, 2002, the Company filed a Current Report on Form 8-K dated August 7, 2002 disclosing the Company's redomiciling to the State of Nevada.

On August 22, 2002, the Company filed a Current Report on Form 8-K dated August 16, 2002 disclosing under Item 9 that the Company completed a private offering consisting of $535,000 in promissory notes and warrants to purchase 5,350,000 shares of common stock at $.10 per share.

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

Date:  May 20, 2003                             PARK CITY GROUP, INC.

                                                By /s/  Randall K. Fields
                                                   -----------------------------
                                                Randall K. Fields, President and
                                                Chief Executive Officer


Date:  May 20, 2003                             By /s/ Edward C. Dmytryk
                                                   -----------------------------
                                                Edward C. Dmytryk,
                                                Director and acting Chief
                                                Financial Officer

                      Park City Group, Inc. & Subsidiaries
          Certification Of Chief Executive And Chief Financial Officer
            Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

         I, Randall K. Fields certify that I have received this quarterly report on Form 10-Q of Park City Group, Inc. and Subsidiaries:

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



Date: May 20, 2003


/s/ Randall K. Fields
--------------------------------------
President and Chief Executive Officer

                      Park City Group, Inc. & Subsidiaries
          Certification Of Chief Executive And Chief Financial Officer
            Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

         I, Edward C. Dmytryk I have received this quarterly report on Form 10-Q of Park City Group, Inc. and Subsidiaries:

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

Date: May 20, 2003


/s/ Edward C. Dmytryk
--------------------------------------------
Director and Acting Chief Financial Officer