Form 10KSB
period 2003-06-30
PARK CITY GROUP INC
filed 2003-10-14
CIK 50471

10-KSB
                              PERIOD ENDING 6/30/03



                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                               Annual Report Under
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                            For the fiscal year ended
                                  June 30, 2003

                             Commission file number
                                    000-03718

                              PARK CITY GROUP, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

                Nevada                                 37-1454128
                ------                                 ----------
   (State or other jurisdiction of            (IRS Employer Identification No.)
            incorporation)

                     333 Main Street, Park City, Utah 84060
                     --------------------------------------
                    (Address of principal executive offices)

                                 (435) 649-2221
                                 --------------
              (Registrant's telephone number, including area code)


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock ($0.01 par value per share

    Title of each Class                Name of each exchange on which registered
    -------------------                -----------------------------------------
 Common Stock, $.01 Par Value              Over-the-Counter Bulletin Board

                       Outstanding as of October 10, 2003
                       ----------------------------------
                        216,104,271 (2,344 shareholders)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) [ XX ] Yes [ ] No ; (2) [XX] yes [ ] No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ended June 30, 2003 were $5,350,182.

The aggregate market value of the stock held by non-affiliates of the registrant is approximately $4,374,000, calculated using a price of $0.05 per share on October 10, 2003.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                            YEAR ENDED JUNE 30, 2003


                                     PART I

Item 1      Description of Business                                           3
Item 2      Description of Properties                                         7
Item 3      Legal Proceedings                                                 7
Item 4      Submission of Matters to a Vote of Security Holders               7

                                     PART II

Item 5      Market for Common Equity and Related Stockholder Matters          8
Item 6      Management's Discussion and Analysis or Plan of Operation         9
Item 7      Financial Statements                                             15
Item 8      Changes In and Disagreements with Accountants on Accounting
            and Financial Disclosure                                         15
Item 8A     Controls and Procedures                                          15

                                    PART III

Item 9      Directors, Executive Officers, Promoters and Control
            Persons                                                          16
Item 10     Executive Compensation                                           18
Item 11     Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                       20
Item 12     Certain Relationships and Related Transactions                   21
Item 13     Exhibits and Reports on Form 8-K                                 21
            Signatures                                                       22

            Consolidated Financial Statements June 30, 2003 and
            June 30, 2002
            Independent Auditor's Report                                     24
            Consolidated Balance Sheet as of June 30, 2003                   25
            Consolidated Statements of Operations                            26
            Consolidated Statements of Stockholders' Deficit                 27
            Consolidated Statements of Cash Flows                            28
            Notes to Consolidated Financial Statements June 30, 2003
            and June 30, 2002                                                29
Exhibit 31 Certification pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32 Certification pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



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

                                     PART I

                         Item 1. Description of Business
                         -------------------------------

General
The Company was incorporated in the State of Delaware on December 8, 1964 as Infotec, Inc. From June 20, 1999 to approximately June 12, 2001, it was known as Amerinet Group.com, Inc.

On June 13, 2001, the Company entered into a "Reorganization Agreement" with Randall K. Fields and Riverview Financial Corporation (hereafter referred to as "Reorganization Agreement,") whereby it acquired substantially all of the outstanding stock of Park City Group, Inc., a Delaware corporation ("PCG"), which became a 98.67% owned subsidiary. This business combination was treated as a reverse acquisition or a recapitalization of PCG, with PCG being treated as the acquirer. In connection with the Reorganization, the then Board of Directors resigned and was replaced by the Board of Directors of PCG. The stockholders of PCG gained voting control of the common stock of the Company and the name was changed from Amerinet Group.com, Inc. to Fields Technologies, Inc.

Operations are conducted through the subsidiary, PCG, which was incorporated in the State of Delaware in May 1990. PCG on April 5, 2001, acquired its wholly owned subsidiary, Fresh Market Manager, LLC ("FMM"), which is a Limited Liability Company formed in the State of Utah. PCG has conducted its operations since 1990. PCG provides, develops licenses and delivers consulting services through various software applications identified as "ActionManager" and "Fresh Market Manager."

On August 7, 2002, Fields Technologies, Inc., (OTCBB:FLDT) changed its name from Fields Technologies, Inc., to Park City Group, Inc., and reincorporated in Nevada. Therefore, both the parent-holding company (Nevada) and its operating subsidiary (Delaware) are named Park City Group, Inc. Park City Group, Inc. (Nevada) has no other business operations other than in connection with its subsidiary, PCG. In this Annual Report Form 10-KSB when the terms "we", "Company" or "Park City Group" are used, it is referring to the Park City Group, Inc., a Nevada corporation, as well as to Fields Technologies, Inc., the Delaware corporation, which was reincorporated in Nevada under the name of Park City Group, Inc. The stock trades under the symbol PKCY.

The principal executive offices are located at 333 Main Street, P.O. Box 5000, Park City, Utah 84060. The telephone number is (435) 649-2221. The website address is HTTP://WWW.PARKCITYGROUP.COM.

The Company has not been involved in any bankruptcy, receivership, or similar proceeding.

Business
Park City Group is an established software company providing business operation management solutions, such as labor management and cost/category management software and consulting services to the retail sector of the market. The ActionManager and Fresh Market Manager applications are offered as a superior set of software solutions to retailers in the store operations management and perishable product management areas. Because the product concepts originated in the environment of actual multi-unit-retail chain ownership, the products are strongly oriented to an operation's bottom line results. The products are highly pragmatic in their approach to standardizing and improving managerial actions. Finally, the products are executed on a fully developed, contemporary patented technology platform that is not only capable of supporting existing offerings, but can also be expanded to support related products.

The critical strength of the products is its artificial intelligence-like rules based technology that allows customers to tailor the operating rules to replicate the expert knowledge and practices of their most successful managers. Rules based systems are applications in which the action to be taken is determined by the rules defined by the user. As such, customers who use rules based system determine what action the system will perform when an identified condition occurs, usually based on the policies and procedures or "rules" of the customer's business operations. In this way, the customer decomposes its business operation into different rules or the way in which it wants certain conditions or actions to be addressed. In comparison, in non-rules based systems, the applications perform action as they have been designed and coded by the vendor, regardless of the action the customer might wish to take.

ActionManager
ActionManager applications are designed to replace costly paper-based and manual processes with systems that substantially reduce time spent on administrative tasks, non-productive (non-selling) labor costs, and excess headcount in the corporate office while insuring that each geographically distributed location adheres to the company's defined operational standards. ActionManager applications provide an automated method for managers to plan, schedule, and administer virtually every administrative task at store-level. In addition to automating the bulk of all administrative processes, ActionManager also provides the local manager with a real-time "dashboard" view of the business, as well as a "cockpit management" type alert system to notify the manager when something is or is not to be planned, and suggests best practice advice as to what course of action to be taken. By automating a great deal of the "process" and administrative burden of management, ActionManager allows management, at all levels, to devote more time to customer-related and employee related activities and to improve their over-all planning and decision making. The use of the ActionManager applications are intended to result in cost savings and improved staff and customer focus in the store. ActionManager applications have been marketed to large, as well as small to mid-size retailers with 50 or more locations.

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

The  following  describes  the  ActionManager   software   workbenches  and  the
individual applications within them:

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

Focusing initially on perishable inventory needs, the applications gather point of sale and production data, which is especially helpful in areas where better product delivery based on real demand, can help eliminate unnecessary waste, and can improve "right product" availability. The applications assist in the timely ordering of materials and provides real time demand management (based on patented forecasting algorithms) by using alerting functions. Store management may use this software application for:

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

The Fresh Market Manager  applications are Cost Control and Category Management,
Demand  Forecast  and  Production  Planner,   Inventory  and  Computer  Assisted
Ordering, and Alert Advisor.

         Cost Control & Category Management
         This application assists managers in reporting the amount of product produced, production waste as well as losses from throwaways and markdowns. The software decomposes the Point-of-Sale data to determine the timing of products sold and by using all the information, delivers cost and category management information down to the item level. The visibility gained through the use of the software assists all levels of a company's management to focus on profitability and product contribution.

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

         Inventory & Computer Assisted Ordering
         This aspect of the application provides cost control and inventory management of perishable product ingredients (i.e. raw materials). It includes computer-assisted ordering and item receiving modules. The Inventory capability is intended to address the needs of businesses to control the cost of inventory while minimizing lost sales from items not produced due to out of stock ingredients.

         Alert Advisor
         Alert Advisor delivers demand monitoring, exception analysis and production schedule revisions to relevant managers on a real-time basis.

Business Operations Consulting  (consulting services)
The consulting group's staff has extensive knowledge of the business operations aspects of retail businesses. The consulting group provides consulting services ranging from accelerated implementations (consultation support in conjunction with the customer's staff), to project level advisory consulting. Focused primarily on the implementation of the ActionManager and Fresh Market Manager applications, the professional services consultants assist customers in decision-making and implementing the software.

         Accelerated Implementation Strategy
         Using experience and industry expertise, the team focuses on identifying the company's mission, crucial business elements within the client company, developing a rapid implementation program, and providing the customer with continued assistance. The elements of this strategy include:

         o    On-site support for pre-implementation analysis of requirements
         o    Consultants to augment the customer's project team
         o Defined project plans with time lines created to meet customer requirements
         o    On-site support for installation and verification
         o Completion and delivery of post-implementation and return on investment analysis

         Implementation Assistance Services
         An additional service provided to the customers including:

         o Project management and consulting support for customer project teams
         o    Business rule recommendations and tailoring
         o    Technical systems analysis, assessment and configuration
         o    On-site training and educational services

Patents and Proprietary Rights
The Company owns or controls 8 U.S. patents, 5 patents pending, 8 U.S. trademarks and 37 U.S. copyrights relating to its software technology. The Company has 14 international patents and patent applications pending. The patents referred to above are continuously reviewed and renewed as their expiration dates come due.

Company policy is to seek patent protection for all developments, inventions and improvements that are patentable and have potential value to the Company and to protect as trade secrets other confidential and proprietary information. The Company intends to vigorously defend its intellectual property rights to the extent its resources permit.

Future success may depend upon the strength of the Company's intellectual property. Although management believes that the scope of patents/patent applications are sufficiently broad to prevent competitors from introducing devices of similar novelty and design to compete with the Company's current products and that such patents and patent applications are or will be valid and enforceable, there are no assurances that if such patents are challenged, this belief will prove correct. The Company has, however, successfully defended one of these patents in two separate instances and as such, has some level of confidence in the Company's ability to maintain its patents. In addition, patent applications filed in foreign countries and patents granted in such countries are subject to laws, rules and procedures, which differ from those in the U.S. Patent protection in such countries may be different from patent protection provided by U.S. Laws and may not be as favorable. The Company plans to timely file international patents in all countries in which we seek market share.

The Company is not aware of any patent infringement claims against it; however, there are no assurances that litigation to enforce patents issued to the Company, to protect proprietary information, or to defend against the Company's alleged infringement of the rights of others will not occur. Should any such litigation occur, the Company may incur significant litigation costs, the Company's resources may be diverted from other planned activities, and result in a materially adverse effect on the results of operations and financial condition.

The Company relies on a combination of patent, copyright, trademark, and other laws to protect its proprietary rights. There are no assurances that the Company's attempted compliance with patent, copyrights, trademark or other laws will adequately protect its proprietary rights or that there will be adequate remedies for any breach of our trade secrets. In addition, should the Company fail to adequately comply with laws pertaining to its proprietary protection, the Company may incur additional regulatory compliance costs.

Government Regulation and Approval
Like all businesses, the Company is subject to numerous federal, state and local laws and regulations, including regulations relating to patent, copyright, and trademark law matters.

Cost of Compliance with Environmental Laws
The Company currently has no costs associated with compliance with environmental regulations, and does not anticipate any future costs associated with environmental compliance; however, there can be no assurance that it will not incur such costs in the future.

Research and Development
Total research and development expenditures were $2,100,695 and $2,427,412 for the years ended June 30, 2003 and 2002, respectively; a 14% decrease. These expenditures include $948,788 and $1,701,850, respectively, which were capitalized. The decrease is attributable primarily to the reduction of development efforts after the release to customers of the Fresh Market Manager applications in September 2002.

Reports to Security Holders
The Company is subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, it files annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information at the Securities and Exchange Commission's public reference rooms in Washington, D.C. and Chicago, Illinois. The Company's filings are also available to the public from commercial document retrieval services and the Internet world wide website maintained by the Securities and Exchange Commission at www.sec.gov.

Employees
As of June 30, 2003, the Company had 47 employees, including 23 software developers and programmers, 8 sales, marketing and account management employees, 7 software service and support employees and 9 accounting and administrative employees. All of these employees work for the Company on a full time basis. The employees are not represented by any labor union. In September 2003 the Company reduced the total employees to 32.

                        Item 2. Description of Properties
                        ---------------------------------

The principal place of business operations is 333 Main Street, Park City, Utah. The Company leases approximately 14,000 square feet at this location, consisting primarily of office and storage areas under a lease expiring on December 31, 2003 with an unrelated third party. The Company is currently negotiating for new office space to replace the existing space at the end of the lease term.

                            Item 3. Legal Proceedings
                            -------------------------

Debra Elenson vs. Fields Technologies, and Randall K. Fields (Filed -January 2002, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida): The plaintiff alleged, among other causes of actions, that a private placement memorandum pursuant to which the plaintiff had purchased shares of Fields Technologies, contained financial statements which were not prepared in accordance with U.S. generally accepted accounting principles and the requirements of SEC regulation S-X. The plaintiff alleged fraud, misrepresentation, unregistered sales of securities and other causes of actions. The lawsuit was settled in September 2003 for an additional 1,125,000 shares of common stock to be issued to Debra Elenson and payment of plaintiff's legal fees of $21,348.

In August 2002, the Company filed legal action against The Yankee Companies, Inc. et al. The defendants were entities and individuals involved in the reorganization of Amerinet and its acquisition of control of Park City Group (Delaware). These causes of actions include: violation of Florida's Securities and investor Protection Act, Fraud, negligent misrepresentation, violation of Federal Securities Acts 1933 and 1934 and breach of promissory note. This action has been filed in the State of Utah.

Approximately two weeks following the filing of the complaint against The Yankee Companies, the Company was served with a complaint by Yankee Companies and others, alleging sales of unregistered securities, securities fraud, registration violations, fraud negligent misrepresentation, and breach of loan agreement. On or about February 5, 2003 the case was dismissed based on the fact that the Utah case filed by the Company was filed first and all issues can be argued in that case. Both cases are still in the discovery stage.

           Item 4. Submission of Matters to a Vote of Security Holders
           -----------------------------------------------------------

                                      None

                                     PART II
                                     -------

        Item 5. Market for Common Equity and Related Stockholder Matters
        ----------------------------------------------------------------

Dividend Policy
To date, the Company has not paid dividends on common stock. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend upon earnings, capital requirements and financial condition, and other relevant factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operation." The Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in operations.

Share Price History
Common stock (the "Common Stock") is traded in the over-the-counter market in what is commonly referred to as the "Electronic" or "OTC Bulletin Board" or the "OTCBB" under the trading symbol "PKCY." The following table sets forth the high and low bid information of the Common Stock's closing price for the periods indicated. The price information contained in the table was obtained from internet sources considered reliable. Note that such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and the quotations may not necessarily represent actual transactions in the Common Stock.


              Fiscal Year 2002                     Low                  High
              ----------------                     ---                  ----
             September 30, 2001                   $0.17                 $0.60
              December 31, 2001                   $0.07                 $0.17
               March 31, 2002                     $0.09                 $0.32
                June 30, 2002                     $0.09                 $0.22


              Fiscal Year 2003
             September 30, 2002                   $0.05                 $0.10
              December 31, 2002                   $0.01                 $0.07
               March 31, 2003                     $0.01                 $0.10
                June 30, 2003                     $0.01                 $0.10


Holders of Record
At October 10, 2003 there were 2,344 holders of record of Common Stock and shares issued and outstanding of 216,104,271. The number of holders of record was calculated by reference to the stock transfer agent's books.

Issuance of Securities

Subsequent to June 30, 2001, shares of common stock were issued as follows:

         o In December 2001, 6,800,000 shares of common stock were sold in a private placement at $0.25 per share. In addition to the common stock, purchasers received various additional rights. In March 2002, certain of these additional rights were relinquished in exchange for additional shares of the Company's common stock. The exchange was for every 1.67 shares with rights held 1 share of additional common stock was issued.
         o In March 2002, 1,666,667 shares of common stock were sold in a private placement, at $0.15 per share, with an option to purchase 1,666,667 additional shares that expired September 2002.
         o In December 2001, 400,000 shares were issued as payment for consulting services.
         o In March, 2002, the Company issued convertible debt, of $1,750,000 at 10% interest due October 31, 2005. This debt was converted into 11,666,667 shares of common stock in June 2002, and carries a warrant for 11,666,667 shares to be purchased at $.17 per share expiring, March 27, 2005. The warrant and debt carried anti-dilution rights. Adjustments to the warrant price and additional shares were issued in accordance with the anti-dilution rights in August and November 2002. In August 2002, 8,458,334 additional shares of common stock were issued, the exercise price of the warrants was decreased to $0.10 per share, and the number of shares of common stock to be purchased under the warrant was increased to 20,125,001. In November 2002, 8,625,000 additional shares of common stock were issued the exercise price of the warrants was decreased to $0.07 per share, and the number of shares of common stock to be purchased under the warrant was increased to 28,750,001. This shareholder was allowed further anti-dilution of the warrant exercise price to $0.04 per share of common stock (and a corresponding increase in the number of shares of common stock to be purchased under the warrant), but the shareholder waived this right and opted for $0.07 exercise price per share on the warrant.

         o In May 2002 166,667 shares of common stock were issued for consulting services.
         o In August and November 2002, the CEO of the Company and two members of the Board of Directors received in accordance with antidilution rights, additional shares of common stock and adjustments to the corresponding warrants. In August 2002, 1,450,000 additional shares of common stock were issued to the CEO, the exercise price of the warrants was decreased to $0.10 per share from $0.11 and $0.24, and the number of shares of common stock to be purchased under the warrants was increased to 880,000 and 2,880,000 from 800,000 and 1,200,000, respectively. In
              November 2002, 1,478,571 additional shares of common stock were issued to the CEO, the exercise price of the warrants was decreased to $0.04 per share, and the number of shares of common stock to be purchased under the warrant was increased to 9,400,000 in total. In August 2002, 2,658,334 additional shares of common stock were issued to the two directors, the exercise price of the warrants was decreased to $0.10 per share from $0.11 and $0.24, respectively, and the number of shares of common stock to be purchased under the warrants was increased to 1,980,000 and
              4,480,001  from the  1,800,000  and  1,866,667,  respectively.  In
              November 2002, 2,710,714 additional shares of common stock were issued, the exercise price of the warrants was decreased to $0.04 per share, and the number of shares of common stock to be purchased under the warrants was increased to 16,150,002.
         o In December 2002, as consideration for extension of payment on the Note Payable to Riverview Financial Corporation ("Riverview"), the majority shareholder of PCG, the Company issued 7,000,000 shares of common stock to Riverview. The CEO of PCG is also majority owner and CEO of Riverview.
         o In December 2002 the Company obtained a $2,000,000 note payable funding from a related party, a $250,000 advance from Riverview and a credit facility of $200,000 from Riverview. The Company issued 3,809,524 shares of common stock as a fee for the financing, and issued 857,143 shares of common stock to Riverview in connection with the financing.
         o In May 2003 349,901 shares of common stock were issued for consulting services.
         o In June 2003 the Company issued 4,575,033 shares of common stock to officers and members of management in lieu of cash compensation. These shares included 750,006 to the CEO and 450,000 to a director in his capacity of Acting CFO.
         o In June 2003 the Company issued 1,575,000 shares in settlement of a claim arising from the Reorganization with Amerinet Group.com, Inc. ("Amerinet") in June 2001.
         o In September 2003 the Company issued 525,000 shares in settlement of a lawsuit with Debra Elenson arising from the Reorganization with Amerinet.
         o In September 2003 100,000 shares of common stock were issued for consulting services.
         o In October 2003 the Company issued 1,738,680 shares of common stock in to certain directors, an officer and others in connection with the extension of the Bridge Loan notes payable. See notes 8 and 19 to the audited financial statements.

       Item 6. Management's Discussion and Analysis of Financial Condition
       -------------------------------------------------------------------
                            and Results of Operation
                            ------------------------

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition. The terms "Company", "we", "our" or "us" are used in this discussion to refer to Park City Group, Inc. (formerly Fields Technologies, Inc.) along with Park City Group, Inc.'s wholly owned subsidiary, Fresh Market Manager, LLC, on a consolidated basis, except where the context clearly indicates otherwise.

Overview
The principal business is the design, development, marketing and support of proprietary software products. These software products are designed to be used in retail and grocery businesses having multiple locations by assisting individual store locations and corporate management with managing daily business operations and communicating results of those operations in a timely manner.

In accordance with U.S. generally accepted accounting principles, all software development costs were expensed as incurred through December 31, 2000, with the software having been viewed as an evolving product. During January 2001, technological feasibility of major revisions to the Fresh Market Manager software and the ActionManager 4x development platform was established. In accordance with U.S. generally accepted accounting principles, development costs for Fresh Market Manager software incurred from January 2001 through September 2002, totaling $1,063,515, were capitalized. These costs are being amortized on a straight-line basis over four years, beginning in September 2002 when the product was available for general release to customers. Development costs for ActionManager totaling $2,242,079, incurred from January 2001 through March 2003, when the product became available for release to customers, were capitalized. The Company has focused it sales and marketing resources on its Fresh Market Manager software products, and intends to continue selling ActionManager software primarily through alliances with other software companies or software resellers. These distribution channels for ActionManager software have not yet been proven to provide the level of sales necessary to support the continued economic viability of the ActionManager capitalized development costs. Consequently, $2,242,079 of capitalized development costs associated with the ActionManager products were charged to expense in June 2003.

The consolidated balance sheet does not reflect any value attributable to intellectual property, the cost of which has been expensed as incurred. To date, development and intellectual property expenditures have resulted in the development of applications of the ActionManager and Fresh Market Manager software, along with eight granted software patents and five patent applications, with numerous separate trademarks and copyrights.

Through June 30, 2003 the Company has accumulated aggregate consolidated losses totaling $16,482,923 which includes net losses of $5,003,355 and $3,390,760 for years ended June 30, 2003, and 2002, respectively.

Management's Discussion and Analysis

Years Ended June 30, 2003 and 2002
During the year ended June 30, 2003, the Company had total revenues of $5,350,182, compared to $3,869,420 in 2002, a 38% increase. Software license sales were $2,647,188 and $1,664,207 for 2003 and 2002, respectively, a 59%
increase. This increase was primarily attributable to sales to new Fresh Market Manager ("FMM") customers and to a strategic alliance with a consulting firm to the grocery industry. This firm purchased FMM licenses for resale, resulting in revenue to the Company of $600,000. Maintenance and support revenue increased by 8% over 2002, primarily from maintenance agreements with new customers. The average customer of Park City Group purchases maintenance support services for 5 years. Consulting revenue increased by 111% over 2002 primarily attributable to implementation services for new Fresh Market Manager customers. The Company expects maintenance and support revenue for the year ending June 30, 2004 to be consistent with 2003. Some customers may discontinue maintenance agreements, but maintenance agreements with new customers should replace discontinuing customers, and may result in a similar growth in maintenance revenue.

Deferred  revenue  was  $1,218,070  and  $1,630,868  at June 30,  2003 and 2002,
respectively, a decrease of 26%. This decrease is primarily attributable to decreased outstanding contractual obligations on contracts.

Research and development expenses (after capitalization of software development costs) were $1,151,907 and $725,562 for 2003 and 2002, respectively, a 59%
increase. This increase is primarily because the Company stopped capitalizing software development costs for FMM in September 2002 and for ActionManager in March 2003. Research and development costs continue for both products for enhancements and upgrades.

Sales and marketing expenses were $1,460,283 and $1,614,710 for 2003 and 2002, respectively, a decrease of 10%. This decrease is primarily attributable to a reduction in the sales force during the later half of the year ended June 30, 2003. Continuing sales efforts are now performed primarily by senior management personnel.

General and administrative expenses were $2,181,089 and $1,908,983 for 2003 and 2002, respectively, a 14% increase. This increase is primarily attributable to legal fees for ongoing lawsuits and settlement costs of claims and lawsuits.

Interest expense was $2,216,308 and $771,225 for 2003 and 2002, respectively, a 187% increase. This increase is attributable principally to: (i) interest and amortization of warrants associated with the Bridge Note financing from directors and an officer; (ii) a change from simple interest to compounding interest on the note payable to Riverview; and (iii) increased interest rates and additional borrowings associated with the debt restructuring in December 2002.

Financial Position, Liquidity and Capital Resources
The Company had $69,305 in cash at June 30, 2003 compared with $140,972 at June 30, 2002, a decrease of $71,667. Working capital deficit at June 30, 2003 increased to $5,988,254, compared to $3,201,600 at June 30, 2002. The increase in the working capital deficit is principally attributable to an increase in the current portion of long-term debt as the result of the unfinished renegotiation to extend the note payable to Riverview, which is due in January 2004. The Company believes that the negotiations will conclude shortly with the note and related accrued interest being extended. This restructuring has not taken place as of October 13, 2003. If the extension of this debt had been accomplished, the working capital deficit would have been $1,754,725. This improvement in proforma working capital deficit is primarily attributable to the restructuring of and probable restructuring of current debt in December 2002 to notes due in December 2004, and extension of payments to vendors.

During the year ended June 30, 2003 the operations of the Company provided net cash of $23,278, compared to net cash used of $1,242,859 for 2002. The improvement is primarily attributable to a smaller loss from operations in 2003 (after the non-cash expense of the write-off of capitalized software development costs is removed).

The Company reduced its overall monthly cash operating expenses by approximately $90,000 in October 2002. In October 2003 the Company again reduced monthly cash operating expenses by another approximately $70,000. A combination of efforts to judiciously monitor, control and, where appropriate, reduce ongoing expenses has been adopted by the Company's management team. The marketing focus of the Company is primarily on the promotion of Fresh Market Manager (FMM), by parlaying the success of our most recent licensees to drive sales momentum in this industry segment (grocery), and taking advantage of the sales potential by increasing the licensing of new customers. The sales cycle for FMM has proven to be extended, with most customers requiring several months from initial contact to licensing. Therefore, FMM licensing sales have been lower than anticipated in the second half of 2003. However, demonstrations of the product have been made to a significant number of potential customers, and proposals are outstanding to many of these potential customers. Management believes that new license sales will increase as the sales pipeline, although longer than anticipated, begins to yield additional revenue, although there is no assurance that the additional sales will happen. Our working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including: (i) changes in the software industry and environment which may require additional modifications to our software and platforms; (ii) the pace at which our products are accepted by and sold into the market and the related sales and marketing effort and support requirements, and (iii) changes in existing financing arrangements. The Company is pursuing opportunities to sell its ActionManager products through alliances with other software vendors and companies selling to the retail industry. The success of this selling strategy is dependent on establishing these alliances and the efforts of the other companies.

To date, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from the CEO and majority shareholder, and private placements of equity securities. The Company may be unable to raise additional equity capital until it achieves profitable operations and refinances its debt. Because essentially all of the Company's assets are pledged to secure existing debt, additional debt financing may be unavailable. The Company anticipates that it will meet its working capital requirements primarily through increased revenue, while controlling and reducing costs and expenses. However, no assurances can be given that the Company will be able to meet its working capital requirements.

Inflation
The impact of inflation is not expected to have a significant effect on operations.

Risk Factors

The Company is subject to certain other risk factors due to the organization and structure of the business, the industry in which it competes and the nature of its operations. These risk factors include the following:

Risk Factors Related to the Company's Operations

Continued net losses could impair the ability to raise capital.
The Company cannot accurately predict future revenues. The future marketing strategy emphasizes sales activities for the Fresh Market Manager applications; if this marketing strategy fails, revenues and operations will be negatively affected. All Park City Group applications are designed to be highly flexible so that they can work in multiple retail and supplier environments such as grocery stores, convenience stores, and quick service restaurants. There is no assurance that the market will accept the Fresh Market Manager applications in proportion to the increased marketing of this product line, although current business activity might suggest that the market opportunity and acceptance of the Fresh Market Manager product line are positive. It is possible that the Company may face significant competition that may negatively affect demand for the Fresh Market Manager applications, including the public's preference for competitor's new product releases or updates over the Company's releases or updates. If the Fresh Market Manager applications marketing emphasis fails, the Company will need to refocus its marketing strategy to ActionManager product offerings, which could lead to increased marketing costs, delayed revenue streams, and otherwise negatively affect operations.

There can be no assurance that the Company will be able to generate significant revenues or that it will achieve or maintain profitability, or generate revenues from operations in the future. Management believes that success will depend upon the ability to generate and retain new customers, which cannot be assured, and in many circumstances, may be beyond the Company's control. The ability to generate sales will depend on a variety of factors, including:

         o Sales and marketing efforts as well as the co-marketing efforts of strategic partners,
         o    The reliability and cost-effectiveness of services, and
         o    Customer service and support.

The Company faces competition from existing and emerging technologies that may affect our profitability. The markets for our type of software products and that of our competitors are characterized by: (i) Development of new software, software solutions, or enhancements that are subject to constant change, (ii) Rapidly evolving technological change, (iii) Unanticipated changes in customer needs.

Because these markets are subject to such rapid change, the life cycle of the products is difficult to predict; accordingly, the Company is subject to the following risks:

         o Whether or how the Company will respond to technological changes in a timely or cost-effective manner,
         o Whether the products or technologies developed by competitors will render the products and services less attractive to potential buyers or shorten the life cycle of the Company's products and services, and
         o Whether products and services will achieve and sustain market acceptance.

If the Company is unable to adapt to the constantly changing markets and to continue to develop new products and technologies to meet customers' needs, revenues and profitability will be negatively affected. Future revenues are dependent on the successful development and licensing of new and enhanced versions of the products and potential product offerings. If the Company fails to successfully upgrade existing products and develop new products or the product upgrades and new products do not achieve market acceptance, revenues will be negatively impacted.

Operating results may fluctuate, which makes it difficult to predict future performance.
Management expects a portion of the revenue stream to come from license sales, maintenance and services charged to new customers, which will fluctuate in amounts because software sales to retailers tend to be cyclical in nature. In addition, the Company may potentially experience significant fluctuations in future operating results caused by a variety of factors, many of which are outside of its control, including:

         o    Demand for and market acceptance of new products,
         o Introduction or enhancement of products and services by the Company or its competitors,
         o    Capacity utilization,
         o    Technical difficulties, system downtime,
         o    Fluctuations in data communications and telecommunications costs,
         o    Maintenance subscriber retention,
         o    The timing and magnitude of capital expenditures and requirements,
         o Costs relating to the expansion or upgrading of operations, facilities, and infrastructure,
         o    Changes in pricing policies and those of competitors,
         o    Changes in regulatory laws and policies, and
         o General economic conditions, particularly those related to the information technology industry.

Because of the foregoing factors, Management expects future operating results to fluctuate. As a result of such fluctuations, it will be difficult to predict operating results. Period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon as an indicator of future performance. In addition, a relatively large portion of the Company's expenses will be relatively fixed in the short-term, particularly with respect to depreciation, facilities and personnel. Therefore, future operating results will be particularly sensitive to fluctuations in revenues because of these and other short-term fixed costs.

The Company may be unable to collect receivables in amounts previously estimated.
In accordance with United States generally accepted accounting principles, the Company has established allowances against its receivables for the estimated uncollectible portion of receivables. However, the Company may experience collection rates below its established allowances, which could reduce the amount of available funds and require additional allowances. There can be no assurance that the Company will be able to collect its receivables in sufficient amounts. Failure to collect adequate amounts of its receivables could materially adversely affect the business and results of operations.

Some competitors are larger and have greater financial and operational resources that may give them an advantage in the market.
Many of the Company's competitors are larger and have greater financial and operational resources. This may allow them to offer better pricing terms to customers in the industry, which could result in a loss of potential or current customers or could force the Company to lower prices. Any of these actions could have a significant effect on revenues. In addition, the competitors may have the ability to devote more financial and operational resources to the development of new technologies that provide improved operating functionality and features to their product and service offerings. If successful, their development efforts could render the Company's product and service offerings less desirable to customers, again resulting in the loss of customers or a reduction in the price the Company can demand for our offerings.

The Company needs to hire and retain qualified personnel to sustain its business.
The Company is currently managed by a small number of key management and operating personnel. There are no employment agreements with most of the employees. Future success depends, in part, on the continued service of key executive, management, and technical personnel, some of whom have only recently been hired, and the ability to attract highly skilled employees. If key officers or employees are unable or unwilling to continue in their present positions, business could be harmed. From time to time, the Company has experienced, and expects to continue to experience, difficulty in hiring and retaining highly skilled employees. Competition for employees in the industry is intense. If the Company is unable to retain key employees or attract, assimilate or retain other highly qualified employees in the future, it may have a material adverse effect on the business and results of operations.

The Company is dependent on the continued participation of certain key executives and personnel to effectively execute its business plan and strategies and must effectively integrate its management team.
The business is dependent on the continued services of its founder and Chief Executive Officer, Randall K. Fields. Should the services of Mr. Fields be lost, operations will be negatively impacted. The Company currently maintains key man insurance on Mr. Fields life in the amount of $10,000,000. The loss of the services of Mr. Fields would have a materially adverse effect on the business.

The Company depends on the ability of its management team to effectively execute its business plan and strategies. During the last year, key executives have had to forgo a portion of their salary, and as such are at risk for their continued commitment. If the management group is unable to effectively integrate its activities, or if the Company is unable to integrate new employees into its operations, its business plan and strategies will not be effectively executed and operations could suffer.

The business is currently dependent on a limited customer base; should any of these customer accounts be lost, revenues will be negatively impacted.
The Company expects that existing customers will continue to account for a substantial portion of total revenues in future reporting periods. The ability to retain existing customers and to attract new customers will depend on a variety of factors, including the relative success of marketing strategies and the performance, quality, features, and price of current and future products. Accordingly, if customer accounts are lost or customer orders decrease, revenues and operating results will be negatively impacted. In addition, future revenues will be negatively impacted if the Company fails to add new customers that will make purchases of its products and services.

The Company may be unable to raise necessary funds for operations.
The Company anticipates that we need to raise additional funds to meet cash flow and capital requirements. In the past, the Company has frequently experienced cash flow shortages because not enough cash has been generated from operations to cover expenses. Raising additional funds will be necessary to meet capital needs. There can be no assurance that such financing will be available in amounts or on acceptable terms, if at all. Further, the lack of tangible assets to pledge could prevent the Company from establishing debt-based sources of financing. The inability to raise necessary funding would adversely affect the ability to successfully implement the business plan. There can be no assurance that the Company will be able to obtain additional financing to meet the current or future requirements on satisfactory terms, if at all. Failure to obtain sufficient capital could materially adversely affect the business and results of operations.

The Company faces risks associated with proprietary protection of its software. The Company's success depends on its ability to develop and protect existing and new proprietary technology and intellectual property rights. It seeks to protect its software, documentation and other written materials primarily through a combination of patents, trademark, and copyright laws, confidentiality procedures and contractual provisions. While the Company has attempted to safeguard and maintain its proprietary rights, there are no assurances there it will be successful in doing so. Competitors may independently develop or patent technologies that are substantially equivalent or superior.

Despite efforts to protect proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or obtain and use information regarded as proprietary. Policing unauthorized use of the Company's products is difficult. While the Company is unable to determine the extent to which piracy of its software exists, software piracy can be expected to be a persistent problem, particularly in foreign countries where the laws may not protect proprietary rights as fully as the United States. The Company can offer no assurance that its means of protecting its proprietary rights will be adequate or that its competitors will not reverse engineer or independently develop similar technology.

The Company incorporates third party software providers' licensed technologies into its products; the loss of these technologies may prevent sales of its products or lead to increased costs.
The Company now licenses, and in the future will license, technologies from third party software providers that are incorporated into its products. The loss of third-party technologies could prevent sales of products and increase costs until substitute technologies, if available, are developed or identified, licensed and successfully integrated into the products. Even if substitute technologies are available, there can be no guarantee that the Company will be able to license these technologies on commercially reasonable terms, if at all.

The Company may discover software errors in its products that may result in a loss of revenues or injury to its reputation.
Non-conformities or bugs ("errors") may be found from time to time in the existing, new or enhanced products after commencement of commercial shipments, resulting in loss of revenues or injury to the Company's reputation. In the past, the Company has discovered errors in its products and, as a result, has experienced delays in the shipment of products. Errors in its products may be caused by defects in third-party software incorporated into the products. If so, these defects may not be able to be fixed without the cooperation of these software providers. Since these defects may not be as significant to the software provider as they are to the Company, it may not receive the rapid cooperation that may be required. The Company may not have the contractual right to access the source code of third-party software and, even if it does have access to the source code, it may not be able to fix the defect. Since its customers use its products for critical business applications, any errors, defects or other performance problems could result in damage to the customers' business. These customers could seek significant compensation from the Company for their losses. Even if unsuccessful, a product liability claim brought against the Company would likely be time consuming and costly.

The Company's officers and directors serve as officers and directors of other corporations and have ownership interests in other corporations; conflicts of interest may arise which are not resolved in the Company's favor and which may negatively impact its operations and financial condition.
The officers and directors are in a position to control their own compensation and to approve dealings by the Company with other entities with which these principals are also involved. For example, if a company affiliated with one of the directors were to be considered as a possible strategic alliance, the director would have a conflict of interest in negotiating the most favorable terms for the director's affiliated company or Park City Group. As a result there will be conflicts of interest. There is no assurance that these conflicts will be resolved in the Company's favor.

The Chief Executive Officer, Randall K. Fields, has a 100% ownership interest in Riverview Financial Corp. that has entered into financial transactions with the Company; these transactions present conflicts of interest that may not be resolved in the Company's favor.

Park City Group has an unpaid promissory note due to Riverview Financial Corp. ("Riverview") in the amount of $3,260,714 with interest payable at 12% per annum. In addition, another agreement provides that the Company's subsidiary, Park City Group, will pay to Riverview, an amount equal to 5% of the value of any acquisition the Company enters into during the term of Mr. Fields' employment agreement.

The Company may continue to have other transactions with Riverview that may create conflicts of interest between its interests and Mr. Fields' sole ownership of Riverview. There is no assurance that these conflicts will be resolved in the Company's favor.

The Company's officers and directors have limited liability and indemnification rights under its organizational documents, which may impact its results.
The  officers  and  directors  are  required  to  exercise  good  faith and high integrity in the management of the Company's affairs. The certificate of incorporation and bylaws, however, provide, that the officers and directors shall have no liability to the stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. The certificate of incorporation and bylaws also provide for the Company to indemnify the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate the business or conduct the internal affairs, provided that the officers and directors reasonably believe such actions to be in, or not opposed to, the Company's best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

Market and Capital Risks

Future issuances of the Company's shares may lead to future dilution in the value of its common stock, a reduction in shareholder voting power, and prevent a change in Company control.
The shares may be substantially diluted due to the following:

         o Issuance of common stock in connection with funding agreements with third parties and future issuances of common and preferred stock by the Board of Directors, and
         o The Board of Directors has the power to issue additional shares of common stock and preferred stock and the right to determine the voting, dividend, conversion, liquidation, preferences and other conditions of the shares without shareholder approval.

Stock issuances may result in reduction of the book value or market price of outstanding shares of common stock. If the Company issues any additional shares of common or preferred stock, proportionate ownership of common stock and voting power will be reduced. Further, any new issuance of common or preferred shares may prevent a change in control or management.

Issuance of preferred stock could depress the market value of current shareholders and could have a potential anti-takeover effect.
The Company has 30,000,000 authorized shares of preferred stock that may be issued by action of the Board of Directors. The Board of Directors may designate voting control, liquidation, dividend and other preferred rights to preferred stock holders. The Board of Directors' authority to issue preferred stock without shareholder consent may have a depressive effect on the market value of the common stock. The issuance of preferred stock, under various circumstances, could have the effect of delaying or preventing a change in control or other take-over attempt and could adversely affect the rights of holders of the shares of common stock.

Preferred stock holders would receive dividends, if any, at a rate twenty times that paid per share of the common stock holders; accordingly, if dividends are declared, preferred stock holders will have preferential rights in the payment of dividends.

The holders of shares of preferred stock are entitled to receive, out of Company assets, legally available, and as when declared by the Board of Directors, dividends of every kind declared and paid to holders of commons stockholders, at a rate of twenty times that paid for shares of common stock. Because the Board of Directors has the authority to issue preferred stock to such preferred stock holders will have preferential rights in the payment of dividends.

Because the common stock is considered a penny stock, any investment in the common stock is considered to be a high-risk investment and is subject to restrictions on marketability.
The common stock has traded on the Over-the-Counter Bulletin Board since June 2001. The bid price of the common stock has been less than $5.00 during this period. The Company is subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of the common stock.

Broker-dealer practices in connection with transactions in penny stocks are regulated by certain penny stock rules adopted by the Securities and Exchange Commission.
Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receives the purchaser's written agreement to the transaction.

Because the Company is subject to the penny stock rules its shareholders may find it difficult to sell their shares.

                          Item 7. Financial Statements
                          ----------------------------

See the index to consolidated financial statements and consolidated financial statement schedules included herein as Item 13.

       Item 8. Changes In and Disagreements With Accountants on Accounting
       -------------------------------------------------------------------
                            and Financial Disclosure
                            ------------------------

                                      None.


                        ITEM 8A. CONTROLS AND PROCEDURES
                       ----------------------------------

(a)  Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Park City Group, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

(b)  Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during fiscal year ended June 30, 2003. We have not identified any significant deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III
                                    --------

      Item 9. Directors, Executive Officers, Promoters and Control Persons;
      ---------------------------------------------------------------------
                Compliance With Section 16(a) of the Exchange Act
                -------------------------------------------------

The Board of Directors and executive officers consist of the persons named in the table below. Vacancies in the Board of Directors may only be filled by the Board of Directors by majority vote at a Board of Director's meeting of which stockholders holding a majority of the issued and outstanding shares of capital stock are present. The directors are elected annually by the stockholders at the annual meeting. Each director shall be elected for the term of one year, and until his or her successor is elected and qualified, or until earlier resignation or removal. The bylaws provide for at least one director. The directors and executive officers are as follows:

           Name               Age               Position - Committee
           ----               ---               --------------------

   Randall K. Fields           56         President, Chief Executive Officer
                                          Chairman of the Board and Director
      *Peter Jensen            53      Chief Financial Officer and Secretary
     Thomas W. Wilson          71   Director and Compensation Committee Chairman
     William R. Jones          68      Director and Audit Committee Chairman
    Bernard F. Brennan         65                    Director
   **Edward C. Dmytryk         57                    Director
   ***Anthony E. Meyer         42                    Director
    ****Terry R. Peets         59                    Director
 *****Stephen D. Weinroth      64                    Director

*Appointed CFO on 6/3/03
** Became acting CFO of the Company on 10/11/02, resigned as acting CFO on
   6/3/03
***Joined Board 10/14/02
****Resigned from the Board 11/21/02
*****Resigned from the Board 10/14/02

Randall K. Fields has been the President, Chief Executive Officer, and Chairman of the Board of Directors since June, 2001. Mr. Fields founded Park City Group, Inc., a software development company based in Park City, Utah, in 1990 and has been its President, Chief Executive Officer, and Chairman of the Board since its inception in 1990. Mr. Fields has been responsible for the strategic direction of Park City Group, Inc. since its inception. Mr. Fields co-founded Mrs. Fields Cookies with his then wife, Debbi Fields. He served as Chairman of the Board of Mrs. Fields Cookies from 1978 to 1990. In the early 1970's Mr. Fields established a financial and economic consulting firm called Fields Investment Group. Mr. Fields received a Bachelor of Arts degree in 1968 and a Masters of Arts degree in 1970 from Stanford University, where he was Phi Beta Kappa, Danforth Fellow and National Science Foundation Fellow.

Peter Jensen has been Chief Financial Officer since June 3, 2003. Prior to joining Park City Group Mr. Jensen was a partner at the CPA firm of Niederhauser & Davis, LLC in Park City, Utah from July 2000. From 1996 to 2000 Mr. Jensen was a vice president of Enstor, LP, a developer of energy projects. Mr. Jensen has previously served as Treasurer of Plantronics, Inc., a publicly traded communications equipment manufacturer, and as Senior Manager at the CPA firm of KPMG. Mr. Jensen received a Bachelor of Science degree in Accounting from Brigham Young University and a Masters of Business Administration from Santa Clara University.

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

Edward C. Dmytryk has been a director since June, 2000. In October 2002, Mr. Dmytryk took on additional responsibilities as acting Chief Financial Officer and as such resigned from the Audit Committee. He served in this capacity until June 2003. Since September 1999, Mr. Dmytryk has also been the Acting President of GNR Health Systems, Inc., a physical therapy products sales company located in Ocala, Florida and is on the Board of Directors of Colmena Corporation. Since June of 1990, Mr. Dmytryk has also been the owner and Chief Executive Officer of Benchmark Industries, Inc., a metal fabrications company headquartered in Fort Worth, Texas. Mr. Dmytryk graduated Summa Cum Laude from the Citadel, the Military College of South Carolina in 1968 with a Bachelor of Science Degree.

Anthony E. Meyer has been a director since October, 2002. Mr. Meyer is the Chairman of privately held Meyer and Company LLC, a diversified merchant-banking firm based in New York City. He has extensive experience and relationships in the real estate, finance, venture capital, technology, and media sectors. Prior to founding Meyer and Company, Meyer was a Managing Director at Lazard Freres & Company LLC, a leading global private investment bank. Prior to joining Lazard Freres, Meyers was a General Partner of Trammell Crow Company, one of the largest diversified real estate companies in the US. After co-founding Trammell Crow Ventures, he served as the Chief Investment Officer and led the $2.6 billion investment management company's efforts in real estate, private equity and venture capital. In his positions of entrepreneur, adviser and private investor, Meyer worked with many private and public company representing a wide variety of industries some of which he continues to serve as a member of the Board of Directors. Mr. Meyer graduated from Harvard University with a degree in Economics and he received his MBA from Harvard Business School.

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

                         Item 10. Executive Compensation
                         -------------------------------

The following table sets forth information concerning the compensation paid to the Company's Chief Executive Officer, and all persons serving as the Company's most highly compensated executive officers other than its chief executive officer, who were serving as executive officers as of June 30, 2003 and whose annual compensation exceeded $100,000 during such year (collectively the "Named Executive Officers).


                           SUMMARY COMPENSATION TABLE

                                              Annual Compensation                 Long-Term Compensation Awards
                                              -------------------                 -----------------------------
                                                                              Restricted     Securities
                                                              Other Annual      Stock        Underlying      LTIP
    Name and Principal      Year/      Salary                 Compensation      Awards     Options/SARs     Payouts
        Position           Period       ($)       Bonus ($)        ($)           ($)            (#)           ($)

    Randall K. Fields
   Chairman, President
         and CEO             *2001      175,000            -     30,942 (1)            -           -           -
                              2002      358,750            -     48,334 (1)            -           -           -
                              2003      330,000        6,477     41,185 (1)       24,167           -           -

     Shaun Broadhead
     PCG Director of
       Research &
       Development           *2001       55,000            -      1,098 (2)            -           -           -
                              2002      127,708            -      2,554 (2)            -           -           -
                              2003      108,750        6,477        675 (2)       24,167           -           -

      Carolyn Doll
   PCG Vice-President
        Marketing            *2001       60,000            -     13,605 (3)            -           -           -
                              2002      120,000            -      2,400 (3)            -           -           -
                              2003      105,000        6,477        600 (3)       24,167           -           -

      Will Dunlavy
   PCG Vice-President
       Operations            *2001       57,500        6,250      1,148 (4)            -           -           -
                              2002      115,000        6,250      2,425 (4)            -           -           -
                              2003      103,750       31,477        575 (4)       24,167           -           -

       Paul Baird
   PCG Vice-President
   Consulting Services        2002       75,000       10,080     40,938 (5)            -           -           -
                              2003      112,500        6,477        625 (5)       24,167           -           -

      Peter Jensen
 Chief Financial Officer
   Corporate Secretary        2003       13,333            -          - (6)        5,667           -           -


* Compensation amounts for 2001 are for the period January 1, 2001 through June 30, 2001.
(1) These amounts include employer contributions to the Company's 401(k) Plan for the benefit of Mr. Fields in the amounts of $1,608, $5,278, and $2,997 for 2003, 2002, and 2001, respectively, as well as payments for unused accrued vacation and sick leave of $39,577, $43,076, and $27,945 for 2003, 2002 and
2001, respectively; (2) These amounts represent employer contributions to the Company's 401(k) Plan for the benefit of Mr. Broadhead; (3) These amounts include employer contributions to the Company's 401(k) Plan for the benefit of Mrs. Doll, as well as commissions of $12,406 in 2001; (4) These amounts represent the employer contribution to the Company's 401(k) Plan for the benefit of Mr. Dunlavy; (5) Mr. Baird started with Park City Group in January 2002 and left the Company in July 2003. These amounts includes employer contributions to the Company 401K plan for the benefit of Mr. Baird, as well as $40,000 of reimbursed relocation expenses in 2002; (6) Mr. Jensen started with Park City Group in May 2003 and was appointed CFO in June 2003.

Employment Agreement with Randall K. Fields
Park City Group has an employment agreement with its president and chief executive officer, Randall K. Fields, dated effective January 1, 2001, and revised effective July 1, 2003. The term of the revised agreement is five years ending June 30, 2008, with automatic one-year renewals. This revised employment agreement provides for:

         o    An annual base salary of $350,000,
         o    Use of a company vehicle,
         o Employee benefits that are generally provided to Park City Group, Inc. employees, and
         o A bonus to be determined annually by the Compensation Committee of the Board of Directors.

Effective October 1, 2002, Mr. Fields agreed to a temporary, but indefinite, reduction of his base salary to $317,500.

Director Compensation
The continuing outside directors, Edward C. Dmytryk, Thomas W. Wilson, Jr., William R. Jones, Bernard F. Brennan, and Anthony E. Meyer receive the following compensation:

         o Annual cash compensation of $6,000 reflecting $2,000 per scheduled in person director's meetings.
         o Options to acquire 125,000 shares of common stock (adjusted for any stock splits) to be granted annually at the beginning of the fiscal year, July 1, with an exercise price equal to the market price on the date of grant with such options to fully vest at the end of the respective fiscal year .
         o During his tenure as Acting CFO, Mr. Dmytryk received $62,500 in salary, $6,477 in bonuses, and stock valued at $14,490.

401(k) Retirement Plan.
The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 21 are immediately eligible to participate. The Company, at its discretion, matches 50% of the first 4% of each employee's contributions. No matching contribution was made after September 30, 2002. The expenses related to the plan for the years ended June 30, 2003 and 2002 were $12,903 and $53,910, respectively.

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

Stock Options and Warrants
The Company has stock option plans that enable it to issue to officers, directors, consultants and employees nonqualified and incentive options to purchase common stock. At June 30, 2003, a total of 18,458,334 of such options were outstanding with exercise prices ranging from $0.08 to $0.24 per share.

At June 30, 2003 a total of 62,269,536 warrants to purchase shares of common stock were outstanding. Of those warrants, 300,000 have been issued to former officers of Amerinet; 248,273 were assumed in the reverse acquisition; 32,465,310 were issued in connection with certain debt financings; 1,575,000 were issued in settlement of a legal claim; and 27,680,953 were issued based on antidilution provisions associated with shares and warrants issued with certain transactions. These warrants have exercise prices ranging from $0.04 to $1.4325 per share and expire between August 31, 2003 and November 12, 2007.

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


                   [Balance of page intentionally left blank]

     Item 11. Security Ownership of Certain Beneficial Owners and Management
     -----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of June 30, 2003, for each person or entity that is known to beneficially own more than 5 percent of the Common Stock. As of June 30, 2003, there were 213,740,591 shares of Common Stock outstanding.

  Title of                                                        Amount of Beneficial   Nature of
  ---------                                                       --------------------   ---------
    Class             Name and Address of Beneficial Owner                Ownership      Ownership   Percent of Class
    -----             ------------------------------------                ---------      ---------   ----------------

   Common         Randall K.  Fields, Park City, Utah                  35,181,662 (8)     Direct          16.46%
   Common         Riverview Financial Corp., Park City, Utah (1)       92,780,243         Direct          43.41%
   Common         AW Fields Acquisition, LLC, New York, New York       57,500,002 (3)     Direct          26.90%
                                                                      -----------                         -----

                                     Total                            185,461,907                         86.77%
                                                                      ===========                         =====

(1) Randall K. Fields is the president and 100% shareholder of Riverview Financial Corp.

Security Ownership of Management
The following table sets forth certain information with respect to the beneficial ownership of Common Stock as of June 30, 2003, for each of the directors, each of the Named Executive Officers, and all directors and executive officers as a group. As of June 30, 2003, there were 213,740,591 shares of Common Stock outstanding.

                                                                      Amount of
                                                                      Beneficial        Nature of
Title of Class    Name, Position and Address of Beneficial Owner      Ownership (1)     Ownership   Percent of Class
--------------    ----------------------------------------------      -----------       ---------   ----------------

Common            Randall K.  Fields, President, CEO, Chairman
                  and Director                                        127,961,905 (2)   Direct and        59.87%
                  Park City, Utah                                                       Indirect

Common            Edward C.  Dmytryk, Director
                  Ocala, Florida                                          862,660         Direct              *

Common            Thomas W.  Wilson Jr., Director                      13,406,648 (4)     Direct           6.27%
                  Westport, Connecticut

Common            William R.  Jones; Director
                  Cumming, Georgia                                        158,300         Direct              *

Common            Bernard F. Brennan, Director                         14,055,654 (5)     Direct           6.58%
                  Point Vedra Beach, Florida

Common            Terry R. Peets, Director (8)                                                               *
                  Balboa Island, California                               397,540 (6)     Direct


Common            Anthony E. Meyer                                      6,773,913 (7)     Direct           3.17%
                  New York, New York

Common            Peter Jensen, CFO and Secretary                         133,334         Direct              *
                  Park City, Utah


Common            Executive Officers & Directors as a Group           163,749,954                         76.61%

* Less than 1%.
---------------

(1) Beneficial ownership is determined in accordance with SEC rules and generally includes holding voting and investment power with respect to the securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.
(2) Includes 92,780,243 shares of common stock owned by Riverview Financial Corp., which is 100% owned by Randall K. Fields.
(3) Includes warrants to purchase 28,750,001 shares of common stock.
(4) Includes warrants and options to purchase 9,299,505 shares of common stock.

(5) Includes warrants and options to purchase 9,127,083 shares of common stock.
(6) Includes warrants to purchase 397,540 shares of common stock.
(7) Includes warrants to purchase 6,773,913 shares of common stock.
(8) Includes warrants and options to purchase 13,690,185 shares of common stock.

Change in Control
The Company is not currently engaged in any activities or arrangements that it anticipates will result in a change in control of the Company.

Pursuant to the terms of the note payable with Whale Investments, Ltd., the Company stock partially securing the note payable equates to a controlling interest in the Company. In the event of the Company's default on the Whale Investments, Ltd. note payable, the note holder may choose to foreclose on the Company stock partially securing the note, which would result in Whale Investment, Ltd. becoming the majority shareholder of the Company.


             Item 12. Certain Relationships and Related Transactions
             -------------------------------------------------------

The Company has a note payable to Riverview Financial Corporation (Riverview), in the principal amount of $3,260,714, a discount of $131,250, and a net balance of $3,129,464, at June 30, 2003 with accrued interest of $1,049,065. The chief executive of Riverview is also the chief executive of the Company. In August 2002 the interest rate was increased from 10% to 12% and from simple to compounded interest. Riverview was issued 7,000,000 shares of common stock in November 2002 in consideration for an extension of the due date to January 2004. See notes 7 and 12 to the audited financial statements.

Riverview has loaned the Company $345,000 under a note payable bearing interest at 18%. Payments are made monthly for interest only, with the principal due in December 2004. Riverview was issued 857,143 shares of common stock in as an inducement to make the loan. See notes 8 and 12 to the audited financial statements.

The Company's CEO has made loans to the Company to cover short term cash needs pursuant to a line of credit promissory note payable. Repayments are made as funds are available, with a due date of July 31, 2004. Interest is at 12%. The balance due under the line of credit at June 30, 2003 was $55,000. See note 7 to the audited financial statements.

In December 2002 the Company obtained a $2,000,000 note payable funding from Whale Investment, Ltd. The note bears interest at 18%, payable monthly, and is due in December 2004. Whale Investment, Ltd. is controlled by an individual who was already a shareholder of the Company at the time of the loan. See notes 8 and 12 to the audited financial statments.

The Company has a payable to chief executive officer of $54,989 at June 30, 2003 for unreimbursed business expenses, which is included in accounts payable.

The Company issued shares of common stock and warrants to an officer and directors pursuant to antidilution rights triggered by terms of the bridge note financings. See notes 8 and 12 to the audited financial statements.

                    Item 13. Exhibits and Reports on Form 8-K
                    -----------------------------------------

On May 21, 2003, the Company filed a Current Report on Form 8-K dated May 21, 2003 disclosing under Item 9 the operating and financial results for the quarter ended March 31, 2003.

On June 4, 2003, the Company filed a Current Report on Form 8-K dated June 4, 2003 disclosing under Item 5 the resignation of Edward C. Dmytryk as Acting CFO and the appointment of Peter Jensen as CFO.

On July 14, 2003, the Company filed a Current Report on Form 8-K dated July 2, 2003 disclosing under Item 2 the cancellation of 6,283,529 shares of common stock pledged under Subscription Agreements from three shareholders. The Promissory Notes related to the Subscription Agreements were in default.

Exhibits, Financial Statements and Schedules
The Consolidated Financial Statements and Report of Independent Accountants are contained in this Form 10-KSB beginning on page 24.

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PARK CITY GROUP, INC.
                                  (Registrant)

Date:    October 14, 2003                   By  /s/ Randall K.  Fields
         ----------------                   --------------------------
                                            Randall K.  Fields
                                            President, Chief Executive Officer,
                                            Chairman of the Board and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                                        Title                                  Date

/s/ Randall K. Fields               President, Chief Executive Officer,              October 14, 2003
--------------------------          Chairman of the Board and Director               ----------------
Randall K. Fields                   (Principal Executive Officer)


/s/ Peter Jensen                    Chief Financial Officer and                      October 14, 2003
--------------------------          Secretary                                        ----------------
Peter Jensen

/s/ Edward C.  Dmytryk              Director                                         October 14, 2003
--------------------------                                                           ----------------
Edward C.  Dmytryk


/s/ William R.  Jones               Director                                         October 14, 2003
--------------------------                                                           ----------------
William R.  Jones

/s/ Thomas W.  Wilson, Jr.          Director                                         October 14, 2003
--------------------------                                                           ----------------
Thomas W.  Wilson, Jr.


/s/ Bernard F. Brennan              Director                                         October 14, 2003
--------------------------                                                           ----------------
Bernard F. Brennan

/s/ Anthony E. Meyer                Director                                         October 14, 2003
--------------------                                                                 ----------------
Anthony E. Meyer


                      Park City Group, Inc. & Subsidiaries
                      ------------------------------------
                        Consolidated Financial Statements
                        ---------------------------------
                             June 30, 2003 and 2002
                             ----------------------
                   Index to Consolidated Financial Statements
                   ------------------------------------------

                                                                       Page No.

Independent Auditors' Report
Tanner + Co.                                                              24


Consolidated Balance Sheet as of June 30, 2003                            25

Consolidated Statements of Operations for the years
ended June 30, 2003 and 2002                                              26

Consolidated Statements of Stockholders' Deficit for
the years ended June 30, 2003 and 2002                                    27

Consolidated Statements of Cash Flows for the years
ended June 30, 2003 and 2002                                              28

Notes to Consolidated Financial Statements                                29

                      Park City Group, Inc. & Subsidiaries
                      ------------------------------------
                          Independent Auditors' Report
                          ----------------------------


To the Board of Directors and
Shareholders of Park City Group, Inc.

We have audited the accompanying consolidated balance sheet of Park City Group, Inc. and Subsidiaries as of June 30, 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park City Group, Inc. and subsidiaries as of June 30, 2003 and the results of their operations and their cash flows for the years ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit and has suffered recurring losses that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Tanner + Co.
-------------------
Salt Lake City, Utah
October 9, 2003

                      Park City Group, Inc. & Subsidiaries
                      ------------------------------------
                           Consolidated Balance Sheet
                           --------------------------
                                  June 30, 2003
                                  -------------

                  Assets
                  ------

Current assets:
---------------
Cash                                                              $      69,305
Receivables, net of allowance for doubtful
accounts                                                                945,402
Prepaid expenses and other current assets                                49,267
                                                                  --------------
                  Total current assets                                1,063,974
                                                                  --------------

Property and equipment, net of accumulated
depreciation and amortization                                           105,355
                                                                  --------------
Other assets:
         Deposits and other assets                                      117,049
         Capitalized software costs, net
         of accumulated amortization                                    864,106
                                                                  --------------
                  Total other assets                                    981,155
                                                                  --------------

                  Total assets                                    $   2,150,484
                                                                  ==============

                  Liabilities and Stockholders' Deficit
                  -------------------------------------

Current liabilities
-------------------
Accounts payable                                                  $     763,914
Accrued liabilities                                                     637,167
Deferred revenue                                                      1,218,070
Advances payable                                                        175,000
Current portion of long-term debt and                                    24,548
capital lease obligations
Notes payable to related parties, net
of discount of $131,250                                               3,184,464
Accrued interest on notes payable to
related parties                                                       1,049,065
                                                                   -------------


                  Total current liabilities                           7,052,228


Long-term debt and related party note
payable, less current portion, net of
discount of $242,166                                                  3,027,576
                                                                  --------------

                  Total liabilities                                  10,079,804
                                                                  --------------

Commitments and contingencies                                                 -

Stockholders' deficit:
Preferred stock, $.01 par value, 30,000,000 shares
authorized no shares issued,                                                  -
Common stock, $.01 par value, 300,000,000 shares
authorized, 213,740,591 issued and outstanding                        2,138,407
Additional paid-in-capital                                            6,445,196
Treasury stock, 100,000 shares                                          (30,000)
Accumulated deficit                                                 (16,482,923)
                                                                  --------------

Total stockholders' deficit                                          (7,929,320)
                                                                  --------------

Total liabilities and stockholders'
deficit                                                           $    2,150,484
                                                                  ==============


          See accompanying notes to consolidated financial statements.

                      Park City Group, Inc. & Subsidiaries
                      ------------------------------------
                      Consolidated Statement of Operations
                      ------------------------------------
                   For the Years Ended June 30, 2003 and 2002
                   ------------------------------------------


                                                      Year Ended     Year Ended
                                                    June 30, 2003  June 30, 2002
                                                    -------------  -------------
Revenues:
         Software licenses                          $   2,647,188  $  1,664,207
         Maintenance and support                        2,035,891     1,888,415
         Consulting and other                             667,103       316,798
                                                    -------------  -------------
                  Total revenues                        5,350,182     3,869,420

Cost of revenues                                        1,101,871       839,700
                                                    -------------  -------------

                  Gross margin                          4,248,311     3,029,720
                                                    -------------  -------------
Operating expenses:
         Research and development                       1,151,907       725,562
         Sales and marketing                            1,460,283     1,614,710
         General and administrative expenses            2,181,089     1,908,983
         Impairment of capitalized software costs       2,242,079             -
                                                    -------------  -------------

                  Total operating expenses              7,035,358     4,249,255
                                                    -------------  -------------

                  Loss from operations                 (2,787,047)   (1,219,535)
                                                    -------------  -------------

         Interest expense                              (2,216,308)     (771,225)
                                                    -------------  -------------

                  Loss before income taxes             (5,003,355)   (1,990,760)
                                                    -------------  -------------
Income tax (expense) benefit:
         Current                                                -             -
         Deferred                                               -    (1,400,000)
                                                    -------------  -------------

                                                                -    (1,400,000)
                                                    -------------  -------------

                  Net loss                          $  (5,003,355) $ (3,390,760)
                                                    -------------  -------------

Preference dividend to shareholders                             -      (670,000)
                                                    -------------  -------------

Net loss available to common shareholders           $ (5,003,355)  $ (4,060,760)
                                                    -------------  -------------

Weighted average shares, basic and diluted            198,027,000   155,737,000
                                                    -------------  -------------

Basic and diluted loss per share                    $       (0.03) $      (0.02)
                                                    -------------  -------------



See accompanying notes to consolidated financial statements.

                      Park City Group, Inc. & Subsidiaries
                      ------------------------------------
                 Consolidated Statement of Stockholders' Deficit
                 -----------------------------------------------
                   For the Years Ended June 30, 2003 and 2002
                   ------------------------------------------

                                                       Additional
                                Common Stock            Paid-In    Subscription     Treasury    Accumulated
                             Shares       Amount         Capital    Receivable       Stock        Deficit        Total
                            -----------  -----------  -----------  -------------  ----------  -------------  -------------

Balance, June 30, 2001      149,276,564  $ 1,492,766  $  1,829,539  $ (1,323,200)  $       -  $  (8,088,808) $  (6,089,703)

Beneficial conversion
feature on AW Fields note             -            -       233,334             -           -              -        233,334

Payment received on stock
subscription receivable               -            -             -       255,000           -              -        255,000

Common stock issued for:
      Cash                   10,466,667      104,667     2,072,083             -           -              -      2,176,750
      Services                  566,667        5,667        67,333             -           -              -         73,000
      Cancellation of
      rights                  4,466,667       44,667       (44,667)            -           -              -              -
      Conversion of debt     11,666,667      116,667     1,456,795             -           -              -      1,573,462

Purchase of treasury stock     (100,000)           -             -             -     (30,000)             -        (30,000)

Net loss                              -            -             -             -           -     (3,390,760)    (3,390,760)
                            -----------  -----------  ------------  ------------   ---------  -------------  -------------

Balance, June 30, 2002      176,343,232    1,764,434     5,614,417    (1,068,200)    (30,000)   (11,479,568)    (5,198,917)

Common stock issued for:
      Compensation            4,708,367       47,083       105,584             -           -              -        152,667
      Services                  349,901        3,499        20,994             -           -              -         24,493
      Settlement              1,575,000       15,750        74,551             -           -              -         90,301
      Debt refinancing       11,666,667      116,667       402,857             -           -              -        519,524
      Antidilution
      provisions             25,380,953      253,809       119,179             -           -              -        372,988

Warrants issued with                  -            -       922,090             -           -              -        922,090
related party Bridge Notes
Repricing of related                  -            -        11,178             -           -              -         11,178
party Bridge Note warrants
Warrants issued with                  -            -       179,711             -           -              -        179,711
related party note payable

Cancellation under
subscription agreements      (6,283,529)     (62,835)   (1,005,365)    1,068,200           -              -              -

Net loss                              -            -             -             -           -     (5,003,355)    (5,003,355)
                            -----------  -----------  ------------  ------------   ---------  -------------  -------------

Balance, June 30, 2003      213,740,591  $ 2,138,407  $  6,445,196  $          -   $ (30,000) $ (16,482,923) $  (7,929,320)
                            ===========  ===========  ============  ============   =========  =============  =============


See accompanying notes to consolidated financial statements.

                      Park City Group, Inc. & Subsidiaries
                      ------------------------------------
                      Consolidated Statement of Cash Flows
                      ------------------------------------
                   For the Years Ended June 30, 2003 and 2002
                   ------------------------------------------

                                                                            Year Ended      Year Ended
                                                                           June 30, 2003   June 30, 2002
                                                                           -------------   -------------
Cash flows from Operating Activities:
         Net loss                                                          $  (5,003,355)  $  (3,390,760)
Adjustments to reconcile net loss to net cash used in
operating activities:
         Depreciation and amortization                                           296,135         146,452
         Bad debt expense                                                         78,920          10,840
         Impairment of capitalized software costs                              2,242,079               -
         Loss on disposition of assets                                            32,931           2,189
         Deferred income taxes                                                         -       1,400,000
         Stock issued for services and compensation                              640,450          73,000
         Amortization of beneficial conversion feature                                 -          77,777
         Amortization of discounts on debt                                     1,195,713               -
         Repricing of warrants                                                    11,178               -

         Decrease (increase) in:
                  Trade receivables                                             (288,558)       (212,429)
                  Related party receivables                                            -         (23,625)
                  Prepaid and other assets                                        60,097          (4,264)
                  Stock subscription receivable                                        -         206,800

         Increase (decrease) In:
                  Accounts payable                                               204,056        (110,940)
                  Accrued liabilities                                            266,534          73,218
                  Related party payable                                          (45,000)        100,000
                  Deferred revenue                                              (412,798)         95,126
                  Advances payable                                               175,000               -
                  Accrued interest, related party                                569,896        313,757
                                                                           -------------   -------------
         Net cash used in operating activities                                    23,278      (1,242,859)

Cash flows from investing activities:
         Purchase of property and equipment                                      (14,889)        (50,789)
         Capitalization of software costs                                       (948,788)     (1,701,850)
         Proceeds from disposal of property                                            -           1,946
                                                                           -------------   -------------

         Net cash used in investing activities                                  (963,677)     (1,750,693)

Cash flows from financing activities:
         Net increase (decrease) in line of credit                               (62,500)        395,000
         Receipt of subscription receivable                                            -         255,000

         Purchase of treasury stock                                                    -         (30,000)
         Proceeds from debt                                                    1,135,000               -
         Proceeds from convertible promissory note                                     -       1,667,587
         Payments on notes payable and capital leases                           (203,768)     (1,548,295)
         Proceeds from issuance of common stock                                        -       2,176,750
                                                                           -------------   -------------

         Net cash provided by financing activities                               868,732       2,916,042
                                                                           -------------   -------------
                           Net decrease in cash                                  (71,667)        (77,510)

Cash at beginning of year                                                        140,972         218,482
                                                                           -------------   -------------
Cash at end of year                                                        $      69,305   $     140,972
                                                                           =============   =============


See accompanying notes to consolidated financial statements.

                      Park City Group, Inc. & Subsidiaries
                      ------------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                         June 30, 2003 and June 30, 2002
                         -------------------------------

1.   Summary of Significant Accounting Policies,  Organization and Principles of
     ---------------------------------------------------------------------------
     Consolidation
     -------------

The Company was incorporated in Delaware on May 11, 1990 as Riverview Software, Inc. In 1990, the Company changed its name to Fields Software Group, Inc. and in 1993, the Company's name was changed again to Park City Group, Inc. (PCG).

On June 13, 2001, Park City Group, Inc. (formerly known as Fields Technologies, Inc.(FTI) and prior to that AmeriNet Group.com, Inc.) issued 109,623,600 shares of common stock in exchange for 98.76% of the issued and outstanding shares of PCG. For accounting purposes the business combination is treated as a reverse acquisition or a recapitalization of PCG, with PCG being treated as the accounting acquirer. On August 7, 2002 Fields Technologies, Inc., changed its name to Park City Group, Inc., and reincorporated in Nevada. Throughout these financial statements when the terms "Company" or "Park City Group" are used it is referring to the current Nevada successor Park City Group, Inc.

The financial statements presented herein reflect the consolidated financial position of PCG and FTI as of June 30, 2003, and operations of PCG and FTI for the years ended June 30, 2003 and 2002. All intercompany transactions and balances have been eliminated in consolidation.

On April 5, 2001,  the Company  acquired for  $3,750,000  Fresh  Market  Manager
(FMM), which was substantially owned by the primary shareholder of the Company and another individual. In as much as the transaction was between entities of common ownership and FMM had a deficit in equity, the deficit in equity and the purchase price were accounted for as a distribution to the primary shareholder. The consolidated statements include the operations of FMM since April 5, 2001, the date of the transaction.

Riverview Financial Corp. (Riverview) is a stockholder and creditor of the Company. Riverview is wholly owned by the Company's CEO.

Business Activity
-----------------
The Company designs, develops, markets and supports proprietary software products. These products are designed to be used in retail businesses having multiple locations to assist in the management of business operations on a daily basis and communicate results of operations in a timely manner. The principal markets for the Company's products are retail companies which have operations in North America and, to a lesser extent, in Europe and Asia.

Use of Estimates and Reclassifications
--------------------------------------
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results it reports in its financial statements. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results, and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: revenue recognition, allowance for doubtful accounts, capitalization of software development costs and impairment of long-lived assets.

Cash and Cash Equivalents
-------------------------
The Company considers all short-term instruments with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk
----------------------------
The Company maintains cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

The Company's accounts receivable are derived from sales of products and services primarily to customers operating multi-location retail and grocery stores. At June 30, 2003, accounts receivable includes amounts due from customers totaling $945,402. Substantially all of these receivables are due from three new customers and four long-standing customers.

During the year ended June 30, 2003, the Company received approximately $2.1 million of its revenue from new customers and approximately $3.2 million in revenue from existing customers for continued support and additional license sales.

Depreciation and Amortization
-----------------------------
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

Warranties
----------
The Company offers a limited warranty against software defects for a general period of ninety days. Customers who are not completely satisfied with their software purchase may attempt to be reimbursed for their purchases outside the warranty period. The Company accrues amounts for such warranty settlements that are probable and can be reasonably estimated.

Revenue Recognition
-------------------
Revenue from the sale of software licenses is recognized upon delivery of the software unless specific delivery terms provide otherwise. If not recognized upon delivery, revenue is recognized upon meeting specified conditions, such as, meeting customer acceptance criteria. In no event is revenue recognized if significant Company obligations remain. Customer payments are typically received in part upon signing of license agreements, with the remaining payments received in installments pursuant to the agreements.

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

Software Development Costs
--------------------------
The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Research and development costs have been charged to operations as incurred. From inception through January 2001, the Company viewed the software as an evolving product. Therefore, all costs incurred for research and development of the Company's software products through January 2001 were expensed as incurred. During January 2001, technological feasibility of a major revision to the Company's Fresh Market Manager and the Company's ActionManager 4x development platform was established. Development costs for Fresh Market Manager software incurred from January 2001 through September 2002, totaling $1,063,515, were capitalized. These costs are being amortized on a straight-line basis over four years, beginning in September 2002 when the product was available for general release to customers. Development costs for ActionManager totaling $2,242,079, incurred from January 2001 through March 2003, when the product became available for release to customers, were capitalized. The Company has focused it sales and marketing resources on its Fresh Market Manager software products, and intends to continue selling ActionManager software primarily through alliances with other software companies or software resellers. These distribution channels for ActionManager software have not yet been proven to provide the level of sales necessary to support the continued economic viability of the ActionManager capitalized development costs. Consequently, $2,242,079 of capitalized development costs associated with the ActionManager products were charged to expense in June 2003.

Research and Development Costs
------------------------------
Research and development costs include personnel costs, engineering, consulting, and contract labor and are expensed as incurred for software that has not achieved technological feasibility.

Income Taxes
------------
The Company accounts for income taxes under the provision of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Earnings Per Share
------------------
The computation of basic (loss) earnings per common share is based on the weighted average number of shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 80,727,870 shares of common stock at prices ranging from $.04 to $1.43 per share were outstanding at June 30, 2003, but were not included in the diluted loss per share calculation because the effect would have been antidilutive.

The shares used in the computation of the Company's basic and diluted earnings per common share are reconciled as follows:

                                                  June 30, 2003   June 30, 2002
                                                  -------------   -------------

Weighted average                                   198,027,000     155,737,000
Dilutive effect of options and warrants                      -               -
                                                   -----------     -----------
Weighted  average shares outstanding
assuming dilution                                  198,027,000     155,737,000
                                                   ===========     ===========

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist of cash, receivables, payables, accruals and notes payable. The carrying amount of cash, receivables, payables and accruals approximates fair value due to the short-term nature of these items. The notes payable also approximate fair value based on evaluations of market interest rates.

2.   Going Concern
     -------------

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred losses for the years ended June 30, 2003 and 2002. The Company also has a working capital deficit at June 30, 2003. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new sales contracts, external debt, the sale of new shares of Company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash. The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.


3.   Receivables
     -----------

Trade accounts receivable consist of the following at June 30, 2003:

         Trade Accounts Receivable                                 $    986,542
         Allowance for doubtful accounts                                (41,140)
                                                                   ------------
                                                                   $    945,402
                                                                   ============
4.   Property and Equipment
     ----------------------

Property and equipment are stated at cost and consist of the following at June 30, 2003:


         Computer equipment                                        $  1,302,420
         Furniture and equipment                                        173,031
         Equipment under capital lease                                   23,259
         Leasehold improvements                                          85,795
                                                                   ------------
                                                                      1,584,505
         Less accumulated depreciation
         and amortization                                            (1,479,150)
                                                                   ------------
                                                                   $    105,355
                                                                   ============

5.   Intangible Asset
     ----------------

Intangible assets consists of the following at June 30, 2003

         Capitalized software costs                                $  1,063,516
         Less accumulated amortization                                 (199,410)
                                                                   ------------
                                                                   $    864,106
                                                                   ============

6.   Accrued Liabilities
     -------------------

Accrued liabilities consist of the following at June 30, 2003:

         Accrued vacation                                          $    133,305
         Other payroll liabilities                                      182,905
         Commissions                                                    140,979
         Other accrued liabilities                                      179,978
                                                                   ------------
                                                                   $    637,167
                                                                   ============

7.   Notes Payable and Current Portion of Long-Term Debt and Capital Lease
     ---------------------------------------------------------------------
     Obligations
     -----------

The Company has the following short-term notes payable and current portion or long-term debt and capital lease obligations at June 30, 2003.

         Notes  payable to a Riverview  bearing  interest at 12%,
         due in  January  2004,  unsecured,  net of  discount  of
         $131,250                                                  $  3,129,464
         Note payable to an officer bearing  interest at 12%, due
         July 2003, unsecured                                            55,000
                                                                   ------------
                                                                   $  3,184,464
                                                                   ============

In August 2002, Riverview agreed to subordinate the note payable to the rights of the holders of the Bridge Notes (see footnote 8). In exchange for this subordination the interest rate on the note was changed to 12% compounded annually. In November 2002 the Company negotiated with Riverview an extension of the payment date for the note payable from December 2002 to January 4, 2004. In consideration for the extension of the due date, 7,000,000 common shares were issued to Riverview. The fair value of these shares was $350,000, which is being amortized into interest expense over the extended term of the note. During the year ended June 30, 2003, $218,750 of the discount was recognized as interest expense. Interest is accrued but not payable until maturity. The Company is in negotiations with Riverview for a further extension of the payment date for the note and accrued interest.

In May 2003 the Company arranged an unsecured, revolving line of credit for $350,000 with its CEO. Advances bear interest at 12%, and are repaid as funds availability permits. The line of credit expires July 31, 2004. Because advances under the line of credit are expected to be repaid as soon as cash flow allows, borrowings under the line of credit of $55,000 at June 30, 2003 have been classified as a current liability.

8.   Long-term and related party notes payable
     -----------------------------------------

         The Company had the following long-term notes payable at June 30, 2003:

         Note payable to an entity controlled by a stockholder
         at an interest rate of 18%, due in December 2004,
         secured by Company stock owned and controlled by the
         CEO, and substantially all assets  of  the  Company,
         net of discount of $134,784                               $  1,865,216

         Note payable to Riverview bearing interest at
         18%, due in December 2004, net of discount of
         $12,856                                                        332,145

         Notes payable to related parties bearing interest 18%,
         due in July 2004, net of discount of $94,526                   704,372

         Notes payable to unrelated parties bearing
         interest at 8%, due in December 2005                           105,000

         Capital lease obligation on computer equipment,
         net of depreciation $16,349, due in monthly
         installments of $2,358 through April 2005, imputed
         interest rate of 10.9%                                          45,391
                                                                   -------------
                                                                      3,052,124
         Less current portion                                           (24,548)
                                                                   -------------
                                                                   $  3,027,576
                                                                   =============

         Maturities of long-term debt at June 30, 2003 are as follows:

                         Year                     Amount
                         ----                  ----------
                         2004                  $   24,548
                         2005                   3,027,576
                                               ----------
                                               $3,052,124
                                               ==========

In December 2002, the Company obtained a $2,000,000 note payable funding from Whale Investment, Ltd., an entity controlled by a shareholder of the Company. The proceeds were used to repay existing notes payable and accrued interest. The $2,000,000 note payable has an interest rate of 18%, a due date of December 24, 2004, and a monthly interest only payments until the due date. In connection with the new $2,000,000 note payable, the Company incurred a fee paid in 3,809,524 shares of common stock and a warrant to purchase 7,142,857 shares of common stock, exercisable at $0.07 per share, immediately exercisable and expiring in December 2004. The discount from the warrants was determined to be $179,711, which is being amortized into interest expense over the two-year term of the note. The value of the shares of common stock issued as a finders fee had a fair market value of $152,381, which is being amortized into interest expense over the two-year term of the note. Total interest expense over the expected term of the note, including the 18% interest and $179,711 warrants discount, is $899,711, or an effective annual interest rate of 23%. The Company has pledged substantially all of its assets as security for this debt, and the CEO has personally guaranteed the note and pledged his all of his Company stock as well as Company stock owned by Riverview.

As a condition of obtaining the funding from Whale Investment, Ltd., Riverview provided additional funding to the Company under terms of a promissory note for $345,000. The note has an interest rate of 18%, a due date of December 24, 2004, and monthly interest only payments until the due date. No principal payments can be made without a corresponding repayment to Whale Investments, Ltd. The Company incurred a fee paid with 857,143 shares of common stock, the fair value of which was determined to be $17,143. This amount is being amortized into interest expense over the two-year term of the note. During the year ended June 30, 2003, $4,286 of the $17,143 was recogized as interest expense.

In August 2002 the Company issued approximately $575,000 in Bridge Note financing, at a stated interest rate of 10% per annum with a due date of December 15, 2002 and which were issued at a 7% discount. This financing carried warrants to purchase 5,350,000 common shares at $.10 per share, expiring in August 2007. The discount from the warrants was determined to be $183,109, which was amortized into interest over the term of the Bridge Notes. Total interest expense including the 7% interest discount, 10% interest and $183,109 warrants discount was $242,553, or an effective annual interest rate of 49%. The individual note holders include the Company's CEO and certain directors, a former director and an individual associated with AW Fields Acquisition.

As a result of the price of Bridge Note A warrants being issued at $.10 per share the antidilution rights associated with the sale of shares made earlier in the year ( AW Fields Acquisition and private placement including directors and officer) were triggered. Resulting in 12,556,667 additional shares being issued and the number of shares to be purchased under warrants with antidilution rights increased by 8,458,334 shares, the warrant price to purchase a total of 20,125,001 common shares was reduced to $0.10.

In November 2002 Bridge Note A was repaid and replaced with a new Bridge Note totaling approximately $799,000 at a stated interest rate of 10% per annum, a due date of July 31, 2003 and was issued at a 7.5% discount. The new Bridge Note B carried warrants to purchase 19,972,451 shares of common stock at $.04 per share, expiring in November 2007. The discount from the warrants was determined to be $738,981, which is being amortized into interest over the term of the Bridge Note B. During the year ended June 30, 2003, $651,504 of the warrant discount was recogized as interest expense. Total interest expense including the 7.5% interest discount, 10% interest and $738,981 warrants discounts is $848,829 or an effective annual interest rate of 110%.

As a result of the price of the warrants in Bridge Note B being $.04 per share, this triggered the anti-dilution rights associated with warrants of the first Bridge Note and the anti-dilution rights associated with the sale of shares made earlier in the year ( AW Fields Acquisition and private placement including directors and officer). As a result an additional 12,814,286 common shares were issued and the number of shares to be purchased under warrants with anti-dilution rights increased by 8,625,000 shares, the warrant price to purchase a total of 28,750,001 and 8,297,619 common shares were reduced to $.07 and $.04 per share, respectively. The AW Fields Acquisition agreement allows for the further anti-dilution right to the $.04 per share level, but AW Fields Acquisition has waived this right for this transaction.

In July 2003 Bridge Note B was repaid and replaced with a new Bridge Note totaling $868,457 at a stated interest rate of 18% and a due date of July 31, 2004. The new Bridge Note C required an incentive fee of 1,738,680 shares of common stock to be issued to the note holders. The fair value of these shares is $86,934 ($.05 per share), which is to be amortized into interest expense over the term of Bridge Note C. The AW Fields Acquisition agreement and agreements with certain directors allow for the further anti-dilution right to the $.05 per share level, but they have waived their right for this transaction. Because Bridge Note B, which was due July 31, 2003, was refinanced into Bridge Note C, which is due July 31, 2004, the balance at June 30, 2003 is shown as a long-term liability.

9.   Deferred Revenue
     ----------------

Deferred revenue consisted of the following at June 30, 2003:

         Software licenses                                         $    175,000
         Maintenance and Support                                      1,043,140
                                                                   -------------
                                                                   $  1,218,140
                                                                   =============

10.  Income Taxes
     ------------

The Company provides for deferred income taxes on temporary differences that represent tax effects of transactions reported for tax purposes in periods different than for book purposes.

The provisions for income taxes differ from the amount computed at statutory rates as follows:

                                                 Year  Ended        Year Ended
                                               June 30,  2003    June 30,  2002
                                               --------------    --------------

    Income tax benefit at statutory rates      $   1,574,000     $    1,225,000
            Change in valuation allowance         (1,573,000)        (2,559,000)
                                               -------------     --------------
                                    Other             (1,000)           (66,000)
                                               -------------     --------------

                                               $           -     $   (1,400,000)
                                               =============     ==============

               Current income tax expense      $           -     $           -
             Deferred  income tax expense                  -         (1,400,000)
                                               -------------     --------------

                                               $           -     $   (1,400,000)
                                               =============     ==============

The deferred income tax benefit for the years ended June 30, 2003 and 2002 is as follows:

                                               June 30, 2003     June 30, 2002
                                               -------------     -------------
     Short Term
     ----------
               Allowance for bad debts         $      16,000     $       22,000
                      Accrued vacation                52,000             66,000
                      Accrued sick pay                     -             26,000
                      Deferred revenue               407,000            305,000
                   Valuation allowance              (475,000)          (419,000)
                                               -------------     --------------

Deferred tax asset                             $           -     $            -
------------------                             =============     ==============

     Long Term
     ---------
                          Depreciation         $      51,000     $       52,000
      Net Operating loss carry forward             2,887,000          1,369,000
                  Valuation allowance             (2,938,000)        (1,421,000)
                                               -------------     --------------

Deferred tax asset                             $           -     $            -
------------------                             =============     ==============

As of June 30, 2003, the Company had available net operating losses (NOL) for federal and state tax purposes of approximately $7,404,000. The NOL carry forward is limited to use against future taxable income due to changes in ownership and control. If a substantial change in the Company's ownership should occur, there would be an annual limitation of the amount of the NOL carry forward which could be utilized. The following schedule summarizes the net operating losses available to the Company with the corresponding expiration periods:

                     Period of Loss        Amount         Expiration Year
                     --------------        ------         ---------------
                         2001            1,040,000           2021
                         2002            2,470,000           2022
                         2003            3,894,000           2023
                                        ----------
                                        $7,404,000

11.  Preference Dividend
     -------------------

On March 14 and 15, 2002, certain shareholders and the Company entered into Conversion Agreements, whereby these certain shareholders received 4,466,667 additional shares of the Company's common stock for the cancellation of certain rights and provisions of the original subscription agreements, all of which had been entered into during fiscal year 2002. The Company's issuance of additional shares to these shareholders was deemed a preference dividend to shareholders, and is valued at $670,000.

12.  Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------

Interest paid during the years ended June 30, 2003 and 2002 was $339,341 and $401,911, respectively. No income taxes were paid during the years ended June 30, 2003 or 2002.

Non-Cash Transactions Disclosure
--------------------------------
During the year ended June 30, 2002, the Company entered into a convertible note payable with detachable warrants with a principal balance of $1,750,000 and cash proceeds of $1,667,587. During June 2002, the note holder converted the principal balance of $1,750,000 into 11,666,667 shares of the Company's common stock. The convertible note payable had been issued with detachable warrants, which were valued at $233,334. Prior to the conversion, $77,777 of the warrants' value had been amortized into interest expense, and the remaining $155,557 of the warrant's unamortized value at the date of conversion affected the value of the 11,666,667 shares of the Company's common stock issued upon conversion of the note payable.

In connection with the Bridge Notes A issued in August 2002 (see note 8), the Company recorded a $40,268 discount related to the 7% interest discount at which the notes were financed. The Company also recorded an $183,109 discount related to the fair value of the warrants. For the period from the date of the Bridge Notes A to June 30, 2003, the Company amortized all of the interest and warrants discounts.

In connection with the Bridge Notes B issued in November 2002 (see note 8), Bridge Note A was repaid and the Company recorded a $59,917 discount related to the 7.5% interest discount at which the notes were financed. The Company also recorded a $738,981 discount related to the warrants. For the period from the date of the Bridge Notes B to June 30, 2003, the Company amortized $52,868 and $651,504 of the interest and warrants discounts on Bridge Note B, respectively.

The Company issued 8,625,000 shares of common stock pursuant to antidilution rights to AW Fields Acquisition (see note 8), which was recorded as an increase to common stock and decrease to additional paid-in capital of $86,250, thus increasing the shares issued under antidilution for AW Fields to 17,083,334.

The Company issued 4,189,285 shares of common stock pursuant to antidilution rights to an officer and directors (see note 8), which was recorded as an increase to common stock of $41,893, an increase to additional paid-in capital of $125,678 and an expense of shares issued for services of $167,571, which was included in general and administrative expense during the year ended June 30, 2003. This increased the number of shares issued under antidilution for an officer and directors to 8,297,620, and the total expense for these shares increased to $372,988.

The modification of Bridge Note A warrants from an exercise price of $.07 to $.04 resulted in an interest expense of $11,178 (see note 8).

In connection with the note payable funding from Whale Investment, Ltd. (see note 8), the Company incurred a finders fee which was paid with 3,809,524 shares of common stock and a warrant to purchase 7,142,857 shares of common stock. The 7,142,857 shares of common stock have a fair value of $152,381 which was recorded as a prepaid expense and is being amortized into expense over the two-year term of the note payable. The fair value of the warrants of $179,711 was recorded as a discount on the note payable and is being amortized into interest expense over the two-year term of the note payable. For the period from the date of the $2,000,000 note payable to June 30, 2003, the Company amortized $44,928 of the warrants discount into interest expense, and $38,095 of the prepaid finders fee into expense.

An additional 857,143 shares of common stock were issued in connection with the $345,000 note payable funding from Riverview obtained as a condition of the Whale Investment, Ltd. funding (see note 8). The 857,143 shares of common stock have a fair value of $17,143 which was recorded as a discount on the advances and is being amortized into interest expense over the two-year term of the advances. For the period ended June 30, 2003, the Company amortized $4,286 of the common shares discount into interest expense.

The Company issued 7,000,000 shares of common stock to Riverview in exchange for extending the associated related party note payable to January 2, 2004. The fair value of the shares of common stock of $350,000 is recorded as a discount to the related party note payable. As of June 30, 2003, $218,750 of the discount had been amortized into interest expense (see note 7).

During the years ended June 30, 2003 and 2002, the Company issued 349,901 and 536,667 shares of common stock, respectively, as payment for consulting and legal services in the amounts of $24,493 and $73,000, respectively.

13.  Commitments and Contingencies.
     ------------------------------

Capital Leases: Amortization expense related to capitalized leases is included in depreciation expense and was $7,222 and $12,716 for the years ended June 30, 2003 and 2002, respectively. Accumulated amortization was $116,298 at June 30, 2003.

Operating Leases. In September 1998, the Company entered into a lease agreement for office space. Under the terms of the lease agreement, the Company was required to pay $16,723 per month with a 4% annual increase in the base rent through December 2000. The lease agreement was renewed in February 2001, and under the terms of the new agreement, the Company must pay $18,482 per month with a 4% annual increase in base rent until December 31, 2003. Total rent expense under this agreement for each of the years ended June 30, 2003 and 2002 was $221,784. The Company is currently negotiating for office space to replace existing space at the end of the lease term. The Company expects to reduce its office space and the corresponding monthly rental expense.

14.  Legal
     -----

Debra Elenson vs. Fields Technologies, Randall K. Fields (Filed -January 2002, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida): The plaintiff alleged, among other causes of actions, that a private placement memorandum pursuant to which the plaintiff had purchased shares of Fields Technologies, contained financial statements which were not prepared in accordance with generally accepted accounting principles and the requirements of SEC regulation S-X. The plaintiff alleged fraud, misrepresentation, unregistered sales of securities and other causes of actions. The lawsuit was settled in September 2003 for an additional 1,125,000 shares of common stock to be issued to the plaintiff and payment of plaintiff's legal fees of $21,348.

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

Approximately two weeks following the filing of the complaint against Yankee Companies, the Company was served with a complaint by Yankee Companies and others, alleging sales of unregistered securities, securities fraud, registration violations, fraud negligent misrepresentation, and breach of loan agreement. On or about February 5, 2003 the case was dismissed based on the fact that the case filed by the Company was filed first and all issues can be argued in that case. Both cases are still in the discovery stage.

15.  Employee Benefit Plan
     ---------------------

The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 21 are eligible to participate. The Company, at its discretion, matches 50% of the first 4% of each employee's contributions. No matching contribution was made after September 30, 2002. The expenses related to the plan for the years ended June 30, 2003 and 2002 were $12,903 and $53,910 respectively.

16.  Stock Compensation Plans
     ------------------------

Stock in Lieu of Cash Compensation. Beginning October 1, 2002, officers and management of the Company received a portion of their compensation in common stock of the Company. The number of shares was calculated based on the fair value of the shares at the end of each payroll period, with a floor price of $.05 per share. During the year ended June 30, 2003 4,708,367 shares were issued with a fair value of $152,667.

Officers and Directors Stock Compensation. In October 2001, the Board of Directors approved the following compensation for directors who are not employed by the Company.

         o $2,000 for every Board of Directors meeting attended; four are held each year.
         o Stock Options to purchase 125,000 shares of the Company's common stock, par value $.01 at the price listed on the OTC on the date of grant, vesting over one year, and expiring in five years. These options are to be granted for each year the director is a member of the board and is prorated for any directors who may serve a partial year. No shares were reserved for this plan.
         o Reimbursement of all travel expenses related to performance of Directors duties on behalf of the Company.

As of June 30, 2003 there were outstanding to directors fully vested options outstanding to purchase 1,125,000 common shares at prices of $.08 - $.14 per share, and expiring at various dates through July 2007.

In December 2001, the Board of Directors approved a plan to incentivize members of the Board of Directors, including those employed by the Company, to purchase shares of stock of the Company. Therefore, for any common stock purchased at fair market value by a member of the Board of Directors, the Company matches with an option to purchase additional shares equivalent to those purchased, at the same price of the original purchased shares and expiring two years from the date of grant. Under this plan the Company had options to purchase 5,666,667 shares of common stock at prices of $.11 - $.24 and expiring at various times through March 2004.

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

A schedule of the options and warrants at June 30, 2003 is as follows:

                                      Number of
                                        Options      Warrants    Price per Share
                                      ---------      --------    ---------------

Outstanding at      June 30, 2001       297,800       713,273         $0.27-1.44
                          Granted    24,700,001             -         $0.10-0.25
                        Exercised             -             -                  -
                           Called      (100,000)            -              $0.25
                        Cancelled    (3,100,000)            -              $0.25
                          Expired      (297,800)     (150,000)        $0.27-1.44
                                      ---------     ---------         ----------

Outstanding at      June 30, 2002    21,500,001       563,273         $0.10-1.44
                          Granted       750,000    61,721,263         $0.04-0.10
                        Exercised             -             -                  -
                           Called             -             -                  -
                        Cancelled      (125,000)            -              $0.08
                          Expired    (3,666,667)      (15,000)       $0.25-$1.28
                                    -----------      --------        -----------

Outstanding at      June 30, 2003    18,458,334    62,269,536         $0.04-1.44


17.  Stock-Based Compensation
     ------------------------

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

Had compensation expense for the Company's option plan been determined based on fair value at the grant dates, as prescribed in SFAS No. 123, the Company's net loss would have been as follows:

                                              Year Ended          Year Ended
                                               June 30,            June 30,
                                                 2003               2002
                                              ----------          ----------
Net loss
         As reported                        $(5,003,355)        $(3,140,760)
         Pro forma                           (5,063,320)         (3,540,719)


Loss per common share-
  basic and diluted-as reported             $     (0.03)        $     (0.02)

Loss per common share-
  basic and diluted-pro forma               $     (0.03)        $     (0.03)

The weighted-average grant-date fair value of options granted during year ended June 30, 2003 was $0.08 per share. The fair value for the options granted in 2003 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate                 4.00%
Expected life (in years)                 5
Expected volatility                   305.15%
Expected dividend yield                 0.00%

The following table summarizes information about fixed stock options and warrants outstanding at June 30, 2003:

                    Options and Warrants Outstanding                      Options and Warrants
                           at June 30, 2003                          Exercisable at June 30, 2003
                           ----------------                          ----------------------------

                                          Weighted
                                           average      Weighted                        Weighted
                            Number       remaining       average              Number     average
       Range of     Outstanding at     contractual      exercise      Exercisable at    exercise
exercise prices      June 30, 2003     life(years)        price       June 30, 2003       price
---------------      -------------     -----------      --------      --------------    --------

  $0.04 - $0.09         67,287,390            3.55        $ 0.06          67,287,390      $ 0.06
  $0.10 - $0.11          9,450,000            1.96          0.10           9,450,000        0.10
  $0.12 - $0.14            375,000            3.32          0.14             375,000        0.14
  $0.24 - $0.25          3,066,667            0.71          0.24           3,066,667        0.24
  $0.56 - $0.69            250,000            0.67          0.61             250,000        0.61
  $0.70 - $0.75            248,273            1.42          0.75             248,273        0.75
  $1.28 - $1.44             50,000            1.00          1.43              50,000        1.43
                        ----------                                        ----------

                        80,727,870            3.24          0.08          80,727,870        0.08
                        ==========                                        ==========


18.  Related Party Transactions
     --------------------------

The Company has a note payable to Riverview Financial Corporation (Riverview), in the principal amount of $3,260,714, a discount of $131,250, and a net balance of $3,129,464, at June 30, 2003 with accrued interest of $1,049,065. The chief executive of Riverview is also the chief executive of the Company. In August 2002 the interest rate was increased from 10% to 12% and from simple to compounded interest. Riverview was issued 7,000,000 shares of common stock in November 2002 in consideration for an extension of the due date to January 2004. See notes 7 and 12.

Riverview has loaned the Company $345,000 under a note payable bearing interest at 18%. Payments are made monthly for interest only, with the principal due in December 2004. Riverview was issued 857,143 shares of common stock in as an inducement to make the loan. See notes 8 and 12.

The Company's CEO has made loans to the Company to cover short term cash needs pursuant to a line of credit promissory note payable. Repayments are made as funds are available, with a due date of July 31, 2004. Interest is at 12%. The balance due under the line of credit at June 30, 2003 was $55,000. See note 7 to the audited financial statements.

In December 2002 the Company obtained a $2,000,000 note payable funding from Whale Investment, Ltd. The note bears interest at 18%, payable monthly, and is due in December 2004. Whale Investment, Ltd. is controlled by an individual who was already a shareholder of the Company at the time of the loan. See notes 8 and 12.

The Company has a payable to chief executive officer of $54,989 at June 30, 2003 for unreimbursed business expenses, which is included in accounts payable.

The Company issued shares of common stock and warrants to an officer and directors pursuant to antidilution rights triggered by terms of the bridge note financings. See notes 8 and 12.

19.  Subsequent Events
     -----------------

In July 2003 Bridge Note B was repaid and replaced with a new Bridge Note totaling $868,457 at a stated interest rate of 18% and a due date of July 31, 2004. The new Bridge Note C required an incentive fee of 1,738,680 shares of common stock to be issued to the note holders. The fair value of these shares is $86,934 ($.05 per share), which is to be amortized into interest expense over the term of Bridge Note C. The AW Fields Acquisition agreement and agreements with certain directors allow for the further anti-dilution right to the $.05 per share level, but they have waived their right for this transaction. Because Bridge Note B, which was due July 31, 2003, was refinanced into Bridge Note c, which is due July 31, 2004, the balance at June 30, 2003 is shown as a long-term liability. See note 8.

In September 2003 a lawsuit against the Company was settled for the issuance of an additional 1,125,000 shares of common stock and the payment of the plaintiff's legal fees of $21,348. The costs of this settlement were accrued at June 30, 2003. See note 14.

20.  Recent Accounting Pronouncements
     --------------------------------

In July 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities." The provisions of this standard are effective for disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of this standard did not have a material impact on the consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." This Interpretation addressed consolidation by business enterprises of certain variable interest entities (VIEs). The Interpretation is effective immediately for all enterprises with variable interests in VIEs created after January 31, 2003. For variable interests in VIEs created before February 1, 2003, the provisions of this Interpretation will be applicable no later than the beginning of the first interim or annual period beginning after June 15, 2003. Further, the disclosure requirements of the Interpretation are applicable for all financial statements initially issued after January 31, 2003, regardless of the date on which the VIE was created. The Company is currently investigating the potential impact on the consolidated financial statements.

The EITF reached a consensus on Issue No. 02-17 "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination," which clarifies certain recognition requirements in SFAS No. 141 "Business Combinations." The guidance in this Issue is to be applied to business combinations consummated and goodwill impairment tests performed after October 25, 2002. The Company does not expect its application to have a material impact on the consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, primarily as a result of decisions made by the FASB Derivatives Implementation Group subsequent to the original issuance of SFAS No. 133 and in connection with other FASB projects. This standard is generally effective prospectively for contracts and hedging relationships entered into or modified after June 30, 2003. The Company does not expect its application to have a material impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company is in the process of evaluating this standard, but does not expect the adoption to have a material impact on the consolidated financial statements.