Form 10QSB
period 2003-09-30
PARK CITY GROUP INC
filed 2003-11-14
CIK 50471

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2003

                        Commission File Number 000-03718

                              PARK CITY GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

               Nevada                                   37-1454128
               ------                                   ----------
 (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)

              333 Main Street, P.O. Box 5000; Park City, Utah 84060
                    (Address of principal executive offices)

                                 (435) 649-2221
                         (Registrant's telephone number)

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

                Class                                    Outstanding as of
                -----                                    November 13, 2003
                                                         -----------------

           Common Stock, $.01 par value                     233,443,557

                              PARK CITY GROUP, INC.
              Table of Contents to Quarterly Report on Form 10-QSB


                         PART I - FINANCIAL INFORMATION

Item 1       Financial Statements

             Consolidated Condensed Balance Sheet as of
                 September 30, 2003 (Unaudited)                             3

             Consolidated Condensed Statements of Operations
                 for the Three Months Ended September  30,
                 2003 and 2002 (Unaudited)                                  4

             Consolidated Condensed Statements of Cash Flows
                 for the Three Months Ended September 30, 2003
                 and 2002 (Unaudited)                                       5

             Notes to Consolidated Condensed Financial Statements           6

Item 2       Management's Discussion and Analysis or Plan of Operations     8

Item 3       Controls and Procedures                                        9

                           PART II - OTHER INFORMATION

Item 1       Legal Proceedings                                              9

Item 2       Changes in Securities                                          9

Item 6       Exhibits and Reports on Form 8-K                              10

Exhibit 10   Material Contracts - Employment Agreement of
                 Randall K. Fields, CEO

Exhibit 31   Certification of Chief Executive Officer and Chief
                 Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32   Certification pursuant to 18 U.S.C. Section 1350,
                 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                              PARK CITY GROUP, INC.
                Consolidated Condensed Balance Sheet (Unaudited)
                               September 30, 2003


Assets
------

Current assets:
     Cash                                                        $        5,680
     Receivables, net of allowance for
       doubtful accounts                                                616,606
     Prepaid expenses and other current
       assets                                                           102,151
                                                                 ---------------

                    Total current assets                                724,437

Property and equipment, net of accumulated
   depreciation and amortization                                         91,487
                                                                 ---------------

Other assets:
     Deposits and other assets                                           54,520
     Capitalized software costs, net of
       accumulated amortization                                         797,636
                                                                 ---------------

                    Total other assets                                  852,156
                                                                 ---------------

                    Total assets                                 $    1,668,080
                                                                 ===============

Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                            $    1,001,124
     Accrued liabilities                                                439,500
     Deferred revenue                                                   937,027
     Current portion of long-term debt and
       capital lease obligations                                         25,223
     Related party notes payable, net of
       discounts of $177,468                                          3,988,271
     Related party lines of credit                                      307,000
                                                                 ---------------

                    Total current liabilities                         6,698,145
                                                                 ---------------

Long-term liabilities
     Long-term debt and capital lease obligations,
       less current portion, net of discount
       of $112,319                                                    2,006,547
     Long-term related party debt, net of discount
       of $10,713                                                       334,287
                                                                 ---------------

                    Total long-term liabilities                       2,340,834

                    Total liabilities                                 9,038,979
                                                                 ---------------


Commitments and contingencies                                                 -

Stockholders' deficit:

     Preferred stock, $0.01 par value, 30,000,000
       shares authorized, none issued                                         -
     Common stock , $0.01 par value, 300,000,000
       shares authorized; 232,318,557 issued and
       outstanding                                                    2,324,187
     Additional paid-in capital                                       7,528,850
     Treasury stock, 100,000 shares                                     (30,000)
     Accumulated deficit                                            (17,193,936)
                                                                 ---------------

                    Total Stockholders' deficit                      (7,370,899)
                                                                 ---------------

                                                                 $    1,668,080
                                                                 ===============

     See accompanying notes to consolidated condensed financial statements.

                              PARK CITY GROUP, INC.
           Consolidated Condensed Statements of Operations (Unaudited)
             For the Three Months Ended September 30, 2003 and 2002



                                                    September 30,  September 30,
                                                        2003           2002
                                                    -------------  -------------

Revenues:
         Software licenses                          $     534,388  $    872,117
         Maintenance and support                          528,478       464,000
         Consulting and other                             137,764       102,679
                                                    -------------  -------------

             Total revenues                             1,200,630     1,438,796

Cost of revenues                                          413,662        82,407
                                                    -------------  -------------

             Gross margin                                 786,968     1,356,389

Operating expenses:
         Research and development                         406,709       119,564
         Sales and marketing                              214,327       380,421
         General and administrative                       449,472       570,564
                                                    -------------  -------------


             Total operating expenses                   1,070,508     1,070,549
                                                    -------------  -------------

               (Loss) income from operations             (283,540)      285,840
                                                    -------------  -------------

         Interest expense                                (427,473)     (364,606)
                                                    -------------  -------------


                Loss before income taxes                 (711,013)      (78,766)
                                                    -------------  -------------

Income tax (expense) benefit
         Current                                                -              -
         Deferred                                               -              -
                                                    -------------  -------------

             Net loss                               $    (711,013) $    (78,766)
                                                    -------------  -------------


Weighted average shares, basic and diluted            219,724,000    176,343,000
                                                    -------------  -------------
Basic and diluted loss per share                    $       (0.00) $      (0.00)
                                                    -------------  -------------

     See accompanying notes to consolidated condensed financial statements.

                              PARK CITY GROUP, INC.
           Consolidated Condensed Statements of Cash Flows (Unaudited)
             For the Three Months Ended September 30, 2003 and 2002


                                                      September     September
                                                       30,2003       30, 2002

Cash Flows From Operating Activities:
  Net loss                                          $    (711,013) $    (78,766)
  Adjustments to reconcile net loss to net
   cash provided by (used in)
   operating activities:
      Depreciation and amortization                        83,762        27,290
      Bad debt expense                                          -        17,909
      Stock issued for services and expenses              133,435       205,417
      Amortization of interest discount on debt             7,049        13,028
      Amortization of warrant and other discount
       on debt                                            152,800        59,241
      Decrease (increase) in:
               Trade receivables                          328,796      (145,167)
               Prepaid and other assets                     9,645       (16,535)
      Increase (decrease) in:
               Accounts payable                           237,210       299,923
               Accrued liabilities                       (124,053)       98,521
               Related party payable                            -      (100,000)
               Deferred revenue                          (281,043)     (567,651)
               Advances payable                          (175,000)            -
               Accrued interest, related party             32,513       209,328
                                                    -------------  -------------

                    Net cash provided by (used in)
                    operating activities                 (305,899)       22,538
                                                    -------------  -------------

Cash Flows From Investing Activities:
  Purchase of property and equipment                       (3,424)            -
  Capitalization of software costs                              -      (470,294)
                                                    -------------  -------------


                    Net cash used in investing
                    activities                             (3,424)     (470,294)
                                                    -------------  -------------

Cash Flows From Financing Activities:
  Net (decrease) increase in line of credit               252,000       (62,500)
  Payments on notes payable and capital leases             (6,302)     (134,236)
  Proceeds from issuance of bridge loans                        -       535,001
                                                    -------------  -------------

                    Net cash provided by financing
                    activities                            245,698       338,265
                                                    -------------  -------------

                    Net decrease in cash                  (63,625)     (109,491)
Cash at beginning of period                                69,305       140,972
                                                    -------------  -------------

Cash at end of period                               $       5,680  $     31,481
                                                    =============  =============


     See accompanying notes to consolidated condensed financial statements.

                              PARK CITY GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2003

Note 1.   Unaudited Financial Statements
----------------------------------------
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for quarterly financial statements, and include all adjustments of a normal recurring nature, which in the opinion of management are necessary in order to make the financial statements not misleading. Although the Company believes that the disclosures in these unaudited financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited annual financial statements included in the Company's June 30, 2003 Annual Report on Form 10-KSB.

Note 2.  Going Concern
----------------------
The accompanying consolidated condensed financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated condensed financial statements, the Company incurred a loss and used cash in operating activities for the quarter ended September 30, 2003 and incurred a loss for the year ended June 30, 2003. The Company has a working capital deficit at September 30, 2003. The consolidated condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Note 3 - Stock-Based Compensation
---------------------------------
At September 30, 2003 and 2002, the Company has issued stock options to certain of its employees. The Company accounts for these options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on fair value consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below for the quarter ended September 30, 2003 and 2002:

                                                                                    Quarter Ended
                                                                       September 30, 2003    September 30, 2002

Net loss available to common shareholders, as reported                       $ (711,013)           $  (78,766)

Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                                    (49,500)              (59,965)
                                                                   --------------------------------------------

Net loss - pro forma                                                         $ (760,513)           $ (138,731)
                                                                   --------------------------------------------

Loss per share:
  Basic and diluted - as reported                                             $   (0.00)            $   (0.00)
                                                                   --------------------------------------------
  Basic and diluted - pro forma                                               $   (0.00)            $   (0.00)
                                                                   --------------------------------------------

Note 4 - Related Party Transactions
-----------------------------------
In July 2003 Bridge Note B was repaid and replaced with a new Bridge Note totaling $868,334 at a stated interest rate of 18% and a due date of July 31, 2004. The new Bridge Note C required an incentive fee of 1,738,680 shares of common stock to be issued to the note holders. The fair value of these shares is $86,933 ($.05 per share), which is being amortized into interest expense over the term of Bridge Note C. During the quarter ended September 30, 2003 $7,903 was amortized into interest expense. The AW Fields Acquisition agreement and agreements with certain directors allow for the further anti-dilution right to the $.05 per share level, but they have waived their right for this transaction. The remaining Bridge Note B discounts of $7,049 and $87,477 resulting from an interest discount and discount associated with warrants issued, respectively, were amortized into interest expense in July 2003. The Bridge Note lenders include an officer, certain directors of the Company and a principal of AW Fields Acquisition.

Effective September 1, 2003 the Company reached agreement with Riverview Financial Corporation to combine the principal and accrued interest on the note payable into a new note, to extend the due date of the note to July 31, 2004, and to convert $1,100,000 of the principal balance into common stock. The Company has issued 15,714,286 shares of common stock to effect this transaction. The balance of the new note is $3,296,406. The note is subordinated to the Bridge Loan and no payments may be made until the Bride Loan is paid in full. The interest rate on the note remains at 12%, but until the Bridge Loan is paid in full, interest may only be paid with additional shares of common stock at the fair market price, but not less than $0.07 per share.

Note 5 - Supplemental Cash Flow Information
-------------------------------------------
In connection with the note payable funding from Whale Investment, Ltd. the Company issued warrants and issued shares of common stock as a finders fee. The value of the warrants was recorded as a discount on the note payable, of which $22,464 was amortized into interest expense during the quarter ended September 30, 2003. The value of the shares issued for the finders fee was recorded as a prepaid expense, of which $19,048 was amortized into expense during the quarter ended September 30, 2003.

The fair value of the 857,143 shares issued in connection with the $345,000 note payable funding from Riverview obtained as a condition of the Whale Investment, Ltd. funding was recorded as a discount on the note payable, of which $2,143 was amortized into interest expense during the quarter ended September 30, 2003.

The fair value of the 7,000,000 shares issued in connection with the extension of the due date of the Riverview note payable was recorded as a discount to the note payable, of which $32,813 was amortized to interest expense during the quarter ended September 30, 2003.

In September 2003 the Company settled a lawsuit with Debra Elenson for an additional 1,125,000 shares of common stock issued to the plaintiff valued at $56,250 and 525,000 warrants valued at $26,250 and payment of the plaintiff's legal fees of $21,348. The fair value of the shares and warrants and the legal fees were recorded as an accrued expense at June 30, 2003.

For the quarters ended September 30, 2003 and 2002 the Company paid interest in cash of $111,369 and $46,426, respectively. No cash was paid for income taxes.

Note 6 - Net Loss Per Common Share
----------------------------------
Basic net loss per common share ("Basic EPS") excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

Options and warrants to purchase 82,850,870 and 43,029,942 shares of common stock as of September 30, 2003 and 2002, respectively, were not included in the computation of Diluted EPS. The inclusion of the options would have been anti-dilutive, thereby decreasing net loss per common share.

Note 7 - Subsequent Event
-------------------------
In October 2003 the Company issued 1,250,000 shares of common stock in payment of an account payable of approximately $50,000.

Item 2.  Management's Discussion and Analysis or Plan of Operation.
Form 10-KSB for the year ended June 30, 2003 incorporated herein by reference.

Forward-Looking Statements
--------------------------
This quarterly report on Form 10-QSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our Form 10-KSB annual report at June 30, 2003, incorporated herein by reference. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Three Months Ended September 30, 2003 and 2002
----------------------------------------------
Total revenues were $1,200,630 and $1,438,796 for the quarters ended September 30, 2003 and 2002, respectively, a 17% decrease. Software license revenues were $534,388 and $872,117 for the quarters ended September 30, 2003 and 2002, respectively, a 39% decrease. License sales in 2003 included 47% and 33% to two new customers, respectively, and 13% to an existing customer. In 2002, license sales were made to two new customers, one of which was significantly larger than recent software sales. Maintenance and support revenues were $528,478 and $464,000 for the quarters ended September 30, 2003 and 2002, respectively, a 14% increase. This increase is primarily attributable to maintenance contracts on Fresh Market Manager software and increased maintenance on additional locations for an existing customer. Consulting and other revenue was $137,764 and $102,679 for the quarters ended September 30, 2003 and 2002, respectively, a 34% increase. This increase is primarily attributable to implementation services for FMM customers.

Cost of revenues, as a percent of total revenues was 34% and 6% for the quarters ended September 30, 2003 and 2002, respectively. This increase is primarily attributable to the amortization of capitalized software development costs over four years beginning in October 2002, and the higher than anticipated costs of implementation services for the initial FMM customers.

Research and development expenses were $406,709 and $119,564 for the quarters ended September 30, 2003 and 2002 respectively, a 240% increase. During the quarter ended September 30, 2002 software development costs were being capitalized. With the release of the new software products, development costs were no longer being capitalized in 2003 and were included in expenses. This increased expense is partially offset by a general reduction of expenses implemented in October 2002.

Sales and marketing expenses were $214,327 and $380,421 for the quarters ended September 30, 2003 and 2002, respectively, a 44% decrease. This decrease is primarily attributable to a sales team reorganization and related reduction in sales personnel implemented in October 2002.

General and administrative expenses were $449,472 and $570,564 for the quarters ended September 30, 2003 and 2002, respectively, a 21% decrease. This decrease is primarily attributable to cost control measures and expense reductions implemented in October 2002.

Liquidity and Capital Resources
-------------------------------
The Company had a working capital deficit at September 30, 2003 and incurred an operating loss and a net loss, and used cash in operating activities for the quarter then ended.

The Company reduced its overall monthly cash operating expenses by approximately $90,000 in October 2002. In October 2003 the Company again reduced monthly cash operating expenses by another approximately $70,000. A combination of efforts to judiciously monitor, control and, where appropriate, reduce ongoing expenses has been adopted by the Company's management. The marketing focus of the Company is primarily on the promotion of Fresh Market Manager (FMM), by parlaying the success of the most recent licensees to drive sales momentum in this industry segment (grocery), and taking advantage of the sales potential by increasing the licensing of new customers. The sales cycle for FMM has proven to be extended, with most customers requiring several months from initial contact to licensing. Therefore, FMM licensing sales have been lower than anticipated. However, demonstrations of the product have been made to a significant number of potential customers, and proposals are outstanding to many of these potential customers. Management believes that new license sales will increase as the sales pipeline, although longer than anticipated, begins to yield additional revenue.

To date, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from the CEO and majority shareholder, and private placements of equity securities. The Company may be unable to raise additional equity capital until it achieves profitable operations and refinances its debt. Because essentially all of the Company's assets are pledged to secure existing debt, additional debt financing may be unavailable. The Company anticipates that it will meet its working capital requirements primarily through increased revenue, while controlling and reducing costs and expenses. However, no assurances can be given that the Company will be able to meet its working capital requirements, or that its revenues will increase.

Item 3 - Controls and Procedures
--------------------------------

         (a) Evaluation of disclosure controls and procedures.

Randall K. Fields who serves as Park City Group's chief executive officer and Peter Jensen who serves as Park City Group's chief financial officer, after evaluating the effectiveness of Park City Group's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2003 (the "Evaluation Date") concluded that as of the Evaluation Date, Park City Group's disclosure controls and procedures were adequate and effective to ensure that material information relating to Park City Group and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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



                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------
Debra Elenson vs. Fields Technologies, and Randall K. Fields (Filed -January 2002, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida): The plaintiff alleges, among other causes of actions, that a private placement memorandum pursuant to which the plaintiff had purchased shares of Fields Technologies, contained financial statements which were not prepared in accordance with generally accepted accounting principles and the requirements of SEC regulation S-X. The plaintiff alleges fraud, misrepresentation, unregistered sales of securities and other causes of actions. The lawsuit was settled in September 2003 for an additional 1,125,000 shares of common stock and 525,000 warrants to be issued to the plaintiff and payment of plaintiff's legal fees of $21,348

Please reference 10-KSB for year ended 6/30/03 incorporated by reference.

Item 2 - Changes in Securities
------------------------------
         o In September 2003 the Company issued 1,125,000 shares in settlement of a lawsuit with Debra Elenson arising from the Reorganization with Amerinet.
         o In September 2003 and in October 2003, 100,000 shares of common stock were issued in connection with the settlement of the Elenson lawsuit.
         o In October 2003 the Company issued 1,738,680 shares of common stock in to certain directors, an officer and others in connection with the extension of the Bridge Loan notes payable.
         o In October 2003 the Company issued 1,250,000 shares of common stock in settlement of a payable of approximately $50,000.

Item 6 - Exhibits and Reports on Form 8K (for the period 7/1/03 through 9/30/03)
--------------------------------------------------------------------------------

On July 14, 2003, the Company filed a Current Report on Form 8-K dated July 2, 2003 disclosing under Item 2 the cancellation of 6,283,529 shares of common stock pledged under Subscription Agreements from three shareholders. The Promissory Notes related to the Subscription Agreements were in default.

Exhibit 10        Material Contract - Employment Agreement of Randall K.
                  Fields, Chief Executive Officer, as amended effective July 1, 2003.

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date:  November 13, 2003           PARK CITY GROUP, INC

                                       By /s/  Randall K. Fields
                                       -------------------------
                                       Randall K. Fields, President and Chief
                                       Executive Officer

    Date:  November 13, 2003           By /s/ Peter Jensen
                                       -------------------
                                       Peter Jensen,
                                       Secretary and Chief Financial Officer