Form 10QSB
period 2003-12-31
PARK CITY GROUP INC
filed 2004-02-17
CIK 50471

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 2003

                        Commission File Number 000-03718

                              PARK CITY GROUP, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Nevada                               37-1454128
     -------------------------------        ---------------------------------
     (State or other jurisdiction of        (IRS Employer Identification No.)
      incorporation or organization)

              333 Main Street, P.O. Box 5000; Park City, Utah 84060
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (435) 649-2221
                         -------------------------------
                         (Registrant's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding as of
                      Class                             February 17, 2004
          ----------------------------                 ------------------
          Common Stock, $.01 par value                     241,226,581

                              PARK CITY GROUP, INC.
              Table of Contents to Quarterly Report on Form 10-QSB


                         PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

         Consolidated Condensed Balance Sheet as of December 31, 2003
         (Unaudited)                                                         3

         Consolidated Condensed Statements of Operations for the three
         and six months ended December 31, 2003 and 2002 (Unaudited)         4

         Consolidated Condensed Statements of Cash Flows for six months
         ended December 31, 2003 and 2002 (Unaudited)                        5

         Notes to Consolidated Condensed Financial Statements                6

Item 2 Management's Discussion and Analysis or Plan of Operations            9

Item 3 Controls and Procedures                                              10

                           PART II - OTHER INFORMATION

Item 1 Legal Proceedings                                                    11

Item 2 Changes in Securities                                                11

Item 6 Exhibits and Reports on Form 8-K                                     12


         Exhibit 31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section
                      302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32   Certification pursuant to 18 U.S.C. Section
                      1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                      PARK CITY GROUP, INC.
                                        Consolidated Condensed Balance Sheet (Unaudited)
                                                        December 31, 2003

Assets
Current assets:
     Cash                                                                                             $       436,802

     Receivables, net of allowance for doubtful accounts of $4,430                                          1,226,311
     Prepaid expenses and other current assets                                                                165,581
                                                                                                      ---------------


                    Total current assets                                                                    1,828,694

Property and equipment, net of accumulated depreciation and amortization of $1,509,504                         78,426

Other assets:
     Deposits and other assets                                                                                 32,056
     Capitalized software costs, net of accumulated amortization of $332,348                                  731,167
                                                                                                      ---------------

                    Total other assets                                                                       763,223

                    Total assets                                                                      $     2,670,343
                                                                                                      ===============

Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                                                 $       951,538
     Accrued liabilities                                                                                      781,709
     Deferred revenue                                                                                       1,089,048
     Current portion of capital lease obligations                                                              25,916
     Notes payable                                                                                          1,910,145

     Related party notes payable, net of discounts of $197,132                                              4,313,608
     Related party lines of credit                                                                            410,000
                                                                                                      ---------------
                    Total current liabilities                                                               9,481,964

Long-term liabilities
     Long-term debt and capital lease obligations, less current portion                                       112,121
                                                                                                      ---------------

                    Total liabilities                                                                       9,594,085
                                                                                                      ---------------


Commitments and contingencies                                                                                       -

Stockholders' deficit:

     Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued
       - Common stock , $0.01 par value, 300,000,000 shares authorized;
       237,419,518 issued and outstanding                                                                   2,374,195
     Additional paid-in capital                                                                             7,657,222
     Accumulated deficit                                                                                 (16,955,159)
                                                                                                      ---------------

                    Total Stockholders' deficit                                                           (6,923,742)
                                                                                                      ---------------

                                                                                                      $     2,670,343
                                                                                                      ===============

                     See accompanying notes to consolidated condensed financial statements.

                                                         3

                                                      PARK CITY GROUP, INC.
                                   Consolidated Condensed Statements of Operations (Unaudited)
                                  For the Three and Six Months Ended December 31, 2003 and 2002



                                                                         Three                         Six
                                                                      Months Ended                Months Ended
                                                                      December 31,                 December 31,
                                                                   2003          2002           2003            2002
                                                              ------------   ------------   ------------    ------------
Revenues:
Software licenses                                             $  1,093,888   $    279,081   $  1,628,276    $  1,151,198
Maintenance and support                                            577,276        483,522      1,105,755         947,522
Consulting and other                                               229,946        217,971        367,709         320,650
                                                              ------------   ------------   ------------    ------------
                                                                 1,901,110        980,574      3,101,740       2,419,370

Cost of revenues                                                   208,661        179,467        622,320         261,874
                                                              ------------   ------------   ------------    ------------
          Gross Margin                                           1,692,449        801,107      2,479,420       2,157,496
                                                              ------------   ------------   ------------    ------------

Operating expenses:
Research and development                                           321,818        205,764        728,527         325,328
Sales and marketing                                                254,448        336,345        468,776         716,766
General & administrative expenses                                  498,146        704,233        947,622       1,274,797
                                                              ------------   ------------   ------------    ------------

Income (loss) from operations                                      618,037       (445,235)       334,495        (159,395)

Other income (expense):

Interest Income (expense)                                        (379,259)       (524,134)      (806,731)       (888,740)
                                                              ------------   ------------   ------------    ------------

Income(loss) before income taxes                                   238,778       (969,369)      (472,236)     (1,048,135)

(Provision) benefit for income taxes
Current                                                                  -              -              -               -
Deferred                                                                 -              -              -               -
                                                              ------------   ------------   ------------    ------------
          Net income (loss)                                   $    238,778   $   (969,369)  $   (472,236)   $ (1,048,135)
                                                              ============   ============   ============    ============

Weighted average shares, basic                                 235,086,000    196,103,000    227,466,000     189,328,000
                                                              ============   ============   ============    ============
Weighted average shares, diluted                               235,386,000    196,103,000    227,466,000     189,328,000
                                                              ============   ============   ============    ============

Basic income (loss) per share                                 $       0.00   $       0.00   $       0.00    $      (0.01)
                                                              ============   ============   ============    ============
Diluted income (loss) per share                               $       0.00   $       0.00   $       0.00    $      (0.01)
                                                              ============   ============   ============    ============


                               See accompanying notes to consolidated financial statements

                                                            4

                                      PARK CITY GROUP, INC.
                   Consolidated Condensed Statements of Cash Flows (Unaudited)
                       For the Six Months Ended December 31, 2003 and 2002

                                                                              December 31,       December 31,
                                                                                  2003               2002
                                                                              ------------       ------------
Cash Flows From Operating Activities:
  Net loss                                                                    $   (472,236)      $ (1,048,135)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                                163,292             52,632
      Bad debt expense                                                             (36,710)            (8,157)
      Stock issued for services and expenses                                       167,359            372,988
      Repricing of warrants                                                              -             11,178
      Amortization of interest discount on debt                                          -            375,839
      Amortization of warrant and other discount on debt                           260,296                  -
      Decrease (increase) in:
        Trade receivables                                                         (244,198)          (243,125)
        Prepaid and other assets                                                   (31,321)           (22,722)
      Increase (decrease) in:
         Accounts payable                                                          275,146            141,900
         Accrued liabilities                                                       218,156           (137,846)
         Deferred revenue                                                         (129,022)           102,850
         Advances payable                                                         (175,000)                 -
         Accrued interest, related party                                            32,513            324,521
                                                                              ------------       ------------

             Net cash provided by (used in) operating activities                    28,275            (78,077)
                                                                              ------------       ------------
Cash Flows From Investing Activities:
  Purchase of property and equipment                                                (3,424)                 -
  Capitalization of software costs                                                       -           (650,048)
                                                                              ------------       ------------

             Net cash used in investing activities                                  (3,424)          (650,048)
                                                                              ------------       ------------
Cash Flows From Financing Activities:
  Net (decrease) increase in line of credit                                        355,000            (62,500)
  Payments on notes payable and capital leases                                     (12,354)          (135,787)
  Proceeds from issuance of bridge loans                                                 -          1,010,000
                                                                              ------------       ------------

             Net cash provided by financing activities                             342,646            811,713
                                                                              ------------       ------------
             Net Increase (decrease) in cash                                       367,497             83,588

Cash at beginning of period                                                         69,305            140,972
                                                                              ------------       ------------
Cash at end of period                                                         $    436,802       $    224,560
                                                                              ============       ============


                   See accompanying notes to consolidated condensed financial statements.

                                                       5

                              PARK CITY GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                December 31, 2003

Note 1. Unaudited Financial Statements
--------------------------------------
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for quarterly financial statements, and include all adjustments of a normal recurring nature, which in the opinion of management are necessary in order to make the financial statements not misleading. Although the Company believes that the disclosures in these unaudited financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited annual financial statements included in the Company's June 30, 2003 Annual Report on Form 10-KSB.


Note 2. Going Concern
---------------------
The accompanying consolidated condensed financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated condensed financial statements, the Company incurred a net loss for the six months ended December 31, 2003 and incurred a loss for the year ended June 30, 2003. The Company has a working capital deficit at December 31, 2003. The consolidated condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new sales contracts, external debt, the sale of new shares of Company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash. The Company currently requires additional cash to meet current obligations, ongoing capital requirements, and to repay debt maturing in July and December 2004.


Note 3 - Stock-Based Compensation
---------------------------------
At December 31, 2003 and 2002, the Company has issued stock options to certain of its employees. The Company accounts for these options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income or loss, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on fair value consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below for the three and six months ended December 31, 2003 and 2002:

                                                                  Three months ended          Six months ended
                                                                      December 31,              December 31,
                                                                   2003         2002         2003         2002
                                                                ----------   ----------    ----------   -----------
Net income (loss) available to common shareholders, as
  reported                                                      $  238,778   $ (969,369)   $ (472,236)  $(1,048,135)

Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                             -             -  (49,500)      (59,965)
                                                                ----------   ----------    ----------   -----------

Net income (loss) - pro forma                                   $  238,778   $ (969,369)   $ (521,736)  $(1,108,100)

Income (loss) per share:
  Basic and diluted - as reported                               $     0.00   $    (0.00)   $    (0.00)  $     (0.01)
  Basic and diluted - pro forma                                 $     0.00   $    (0.00)   $    (0.00)  $     (0.01)

Note 4 - Related Party Transactions
-----------------------------------
In August 2002 the Company issued approximately $575,000 in Bridge Note A financing, at a stated interest rate of 10% per annum with a due date of December 15, 2002, and which were issued at a 7% discount. This financing carried warrants to purchase 5,350,000 common shares at $.10 per share, expiring in August 2007. The discount from the warrants was determined to be $183,109, which was amortized into interest over the term of the Bridge Notes. For the period from the date of Bridge Note A to December 31, 2002, $223,378 of the interest discount and $152,461 of the warrants discount were amortized into interest expense. Total interest expense including the 7% interest discount, 10% interest and $183,109 warrants discount was $242,553, or an effective annual interest rate of 49%. The individual note holders include the Company's CEO and certain directors, a former director and a principal of AW Fields Acquisition.

As a result of the price of Bridge Note A warrants being issued at $.10 per share, the antidilution rights associated with the sale of shares made earlier in the year (AW Fields Acquisition and private placement, including directors and an officer) were triggered. This resulted in 12,556,667 additional shares being issued and the number of shares to be purchased under warrants with antidilution rights increased by 8,458,334 shares. The warrant price to purchase a total of 20,125,001 common shares was reduced to $0.10. The issuance of the 12,556,667 shares resulted in an increase to common stock of $125,666, an increase to additional paid in capital of $79,750, and a charge to general and administrative expense for shares issued to an officer and directors of $205,416.

In November 2002 Bridge Note A was repaid and replaced with a new Bridge Note B totaling approximately $799,000 at a stated interest rate of 10% per annum, a due date of July 31, 2003 and was issued at a 7.5% discount. The new Bridge Note B carried warrants to purchase 19,972,451 shares of common stock at $.04 per share, expiring in November 2007. The discount from the warrants was determined to be $738,981, which is being amortized into interest over the term of the Bridge Note B. Total interest expense including the 7.5% interest discount, 10% interest and $738,981 warrants discounts is $848,829 or an effective annual interest rate of 110%.

As a result of the price of the warrants in Bridge Note B being $.04 per share, this triggered the anti-dilution rights associated with warrants of Bridge Note A and the anti-dilution rights associated with the sale of shares made earlier in the year (AW Fields Acquisition and private placement including directors and officer). As a result, an additional 12,814,286 common shares were issued and the number of shares to be purchased under warrants with anti-dilution rights increased by 8,625,000 shares, and the warrant price to purchase a total of 28,750,001 and 8,297,619 common shares were reduced to $.07 and $.04 per share, respectively. The AW Fields Acquisition agreement allows for the further anti-dilution right to the $.04 per share level, but AW Fields Acquisition has waived this right for this transaction. The issuance of the 12,814,286 shares resulted in an increase to common stock of $128,143, an increase to additional paid-in capital of $39,428, and a charge to general and administrative expense for shares issued to an officer and directors of $167,571, all during the quarter ended December 31, 2002. The modification of Bridge Note A warrants from an exercice price fo $.07 to $.04 resulted in an expense of $11,178.

In July 2003 Bridge Note B was repaid and replaced with a new Bridge Note C totaling $868,334 at a stated interest rate of 18% and a due date of July 31, 2004. The new Bridge Note C required an incentive fee of 1,738,680 shares of common stock to be issued to the note holders. The fair value of these shares is $86,933 ($.05 per share), which is being amortized into interest expense over the term of Bridge Note C. During the three and six months ended December 31, 2003 $7,903 and $23,709, respectively, were amortized into interest expense. An additional 1,738,680 shares of common stock were issued to the noteholders, as called for by the notes, in November 2003. The fair value of these shares was $86,933, which is being amortized into interest expense over the remaining term of Bridge Note C. During the quarter ended December 31, 2003 $27,222 was amortized into interest expense. Additional shares are required to be issued on April 15 and July 15, 2004 equal to 10% of the unpaid balance of the Bridge Note C, based on the market price of the stock, but not less than $.05 per share. The AW Fields Acquisition agreement and agreements with certain directors allow for the further anti-dilution right to the $.05 per share level, but they have waived their right for this transaction. The remaining Bridge Note B discounts of $7,049 and $87,477 resulting from an interest discount and discount associated with warrants issued, respectively, were amortized into interest expense in July 2003.

Effective September 1, 2003 the Company reached agreement with Riverview Financial Corporation to combine the principal and accrued interest on the note payable into a new note, to extend the due date of the note to July 31, 2004, and to convert $1,100,000 of the principal balance into common stock. The Company has issued 15,714,286 shares of common stock to effect this transaction. The balance of the new note is $3,296,406. The note is subordinated to the Bridge Loan and no payments may be made until the Bridge Loan is paid in full. The interest rate on the note remains at 12%, but until the Bridge Loan is paid in full, interest may only be paid with additional shares of common stock at the fair market price, but not less than $0.07 per share. No shares have been issued in payment of interest.

In May 2003 the Company arranged an unsecured, revolving line of credit with its CEO. Advances bear interest at 12%, and are repaid as funds availability permits. The line of credit expires July 31, 2004. Because advances under the line of credit are expected to be repaid as soon as cash flow allows, borrowings under the line of credit of $410,000 at December 31, 2003 have been classified as a current liability. Interest expense for the three and six months ended December 31, 2003 was $3,409 and $13,364, respectively.

Note 5 - Supplemental Cash Flow Information
-------------------------------------------
In connection with the note payable funding in December 2002 from Whale Investment, Ltd. the Company issued warrants and issued shares of common stock as a finders fee. The value of the warrants was recorded as a discount on the note payable, of which $22,464 and $44,928 were amortized into interest expense during the three and six months ended December 31, 2003, respectively. The value of the shares issued for the finders fee was recorded as a prepaid expense, of which $19,048 and $38,096 were amortized into expense during the three and six months ended December 31, 2003, respectively.

The fair value of the 857,143 shares issued in connection with the $345,000 note payable funding in December 2002 from Riverview obtained as a condition of the Whale Investment, Ltd. funding was recorded as a discount on the note payable, of which $2,143 and $4,286 were amortized into interest expense during the three and six months ended December 31, 2003, respectively.

The fair value of the 7,000,000 shares issued in August 2003 in connection with the extension of the due date of the Riverview note payable was recorded as a discount to the note payable, of which $32,813 and $65,626 were amortized to interest expense during the three and six months ended December 31, 2003, respectively.

In October 2003 the Company issued 1,250,000 shares of common stock in settlement of a payable of approximately $38,000. In November 2003 the Company issued 1,000,130 shares of common stock to employees in lieu of $30,004 in cash compensation. In November and December 2003 the Company issued a total of 112,000 shares of common stock to a consultant for investor relations services. In November 2003 the Company issued 1,000,000 shares of common stock in settlement of a payable of approximately $50,000.

For the six months ended December 31, 2003 and 2002 the Company paid interest in cash of $220,568 and $299,549, respectively. No cash was paid for income taxes.

See also Note 4.

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

Options and warrants to purchase 82,250,870 and 43,029,942 shares of common stock for the six months ended December 31, 2003 and 2002, respectively, were not included in the computation of Diluted EPS. The inclusion of these options would have been anti-dilutive, thereby decreasing net loss per common share.

Options and warrants to purchase 1,650,000 and 0 shares of common stock for the three months ended December 31, 2003 and 2002, respectively, were included in the computation of Diluted EPS. However, the remaining 80,600,870 and 43,029,942 shares of common stock for the three months ended December 31, 2003 and 2002, respectively, were excluded from the computation of Diluted EPS as the inclusion of these options would have been anti-dilutive.


Note 7 - Subsequent Event
-------------------------
In January 2004 the Company issued 1,896,079 shares of common stock in settlement with some of the parties of a lawsuit.

In February 2004 the Cpmpany issued 1,448,892 shares of common stock to certain directors, an officer and others in connection with the extension of the Bridge Note payable.

In February 2004 the Company issued 406,267 shares of common stock to employees in lieu of $24,376 in cash compensation.

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


Three Months Ended December 31, 2003 and 2002
---------------------------------------------
Total revenues were $1,901,110 and $980,574 for the quarters ended December 31, 2003 and 2002, respectively, a 94% increase in 2003 over the comparable period for 2002. Software license revenues were $1,093,888 and $279,081 for the quarters ended December 31, 2003 and 2002, respectively, a 292% increase. License sales in 2003 included the recognition of deferred prepaid license sales of $175,000 on the expiration of an agreement with a reseller; and a bulk sale of licenses to a new reseller totaling $918,888. The reseller is anticipated to sell these licenses to end user customers during the next twelve months. Under terms of the agreement, the reseller can purchase additional licenses when their inventory has been resold. Maintenance and support revenues were $577,276 and $483,522 for the quarters ended December 31, 2003 and 2002, respectively, a 19% increase. This increase is primarily attributable to maintenance contracts on Fresh Market Manager software and increased maintenance on additional locations for an existing customer. Consulting and other revenue was $229,946 and $217,971 for the quarters ended December 31, 2003 and 2002, respectively, a 5% increase. Other sales in 2003 included the sale of the Company's domain name of parkcity.com for $150,000. The Company now uses parkcitygroup.com as its domain name. Service revenues in 2003 declined significantly from 2002 because there were no new license sales during the quarter that required implementation services.

Research and development expenses were $321,818 and $205,764 for the quarters ended December 31, 2003 and 2002 respectively, a 56% increase. During the quarter ended December 31, 2002 software development costs were being capitalized. With the release of the new software products, development costs were no longer being capitalized in the quarter ended December 31, 2003 and were included in expenses. This increased expense is partially offset by a general reduction of expenses and headcount implemented in September 2003.

Sales and marketing expenses were $254,448 and $336,345 for the quarters ended December 31, 2003 and 2002, respectively, a 24% decrease. This decrease is primarily attributable to a sales team reorganization and related reduction in sales personnel implemented in October 2002.

General and administrative expenses were $498,146 and $704,233 for the quarters ended December 31, 2003 and 2002, respectively, a 29% decrease. This decrease is primarily attributable to cost control measures and expense reductions implemented in October 2002, and again in September 2003.


Six Months Ended December 31, 2003 and 2002
-------------------------------------------
Total revenues were $3,101,740 and $2,419,370 for the six months ended December 31, 2003 and 2002, respectively, a 28% increase in 2003 over the comparable period for 2002. Software license revenues were $1,628,276 and $1,151,198 for the six months ended December 31, 2003 and 2002, respectively, a 41% increase. License sales in 2003 included the recognition of deferred prepaid license sales of $175,000 on the expiration of an agreement with a reseller; and a bulk sale of licenses to a new reseller totaling $918,888. The reseller is anticipated to sell these licenses to end user customers during the next twelve months. Under terms of the agreement, the reseller can purchase additional licenses when their inventory has been resold. License sales in 2002 included both new and existing customers, including one sale to a new customer that was larger than recent license sales. Maintenance and support revenues were $1,105,755 and $947,522 for the six months ended December 31, 2003 and 2002, respectively, a 17% increase. This increase is primarily attributable to maintenance contracts on Fresh Market Manager software and increased maintenance on additional locations for an existing customer. Consulting and other revenue was $367,709 and $320,650 for the six months ended December 31, 2003 and 2002, respectively, a 15% increase. Other sales in 2003 included the sale of the Company's domain name of parkcity.com for $150,000. The Company now uses parkcitygroup.com as its domain name. Service revenues in 2003 declined significantly from 2002 because there were no new license sales during the quarter that required implementation services.

Research and development expenses were $728,527 and $325,328 for the six months ended December 31, 2003 and 2002 respectively, a 124% increase. During the six months ended December 31, 2002 certain software development costs were being capitalized. With the release of the new software products, development costs were no longer being capitalized in the six months ended December 31, 2003 and were included in expenses. This increased expense is partially offset by a general reduction of expenses and headcount implemented in September 2003.

Sales and marketing expenses were $468,776 and $716,766 for the six months ended December 31, 2003 and 2002, respectively, a 35% decrease. This decrease is primarily attributable to a sales team reorganization and related reduction in sales personnel implemented in October 2002.

General and administrative expenses were $947,692 and $1,274,797 for the six months ended December 31, 2003 and 2002, respectively, a 26% decrease. This decrease is primarily attributable to cost control measures and expense reductions implemented in October 2002 and a headcount reduction in September 2003.

Liquidity and Capital Resources
-------------------------------
The Company had a working capital deficit at December 31, 2003 and incurred a net loss for the six months then ended.

The Company reduced its overall monthly cash operating expenses by approximately $90,000 in October 2002. In October 2003 the Company again reduced monthly cash operating expenses by another approximately $70,000. A combination of efforts to judiciously monitor, control and, where appropriate, reduce ongoing expenses has been adopted by the Company's management. Beginning October 1, 2003, 10% of employee compensation has been paid in shares of common stock. For the quarter ended December 31, 2003, 1,000,130 shares of common stock were issued in lieu of $30,004 of cash compensation. The marketing focus of the Company is primarily on the promotion of Fresh Market Manager (FMM), by parlaying the success of the most recent licensees to drive sales momentum in this industry segment (grocery), and taking advantage of the sales potential by increasing the licensing of new customers. The sales cycle for FMM has proven to be extended, with most customers requiring several months from initial contact to licensing. Therefore, FMM licensing sales have been lower than anticipated. However, demonstrations of the product have been made to a significant number of potential customers, and proposals are outstanding to many of these potential customers. Management believes that new license sales will increase as the sales pipeline, although longer than anticipated, begins to yield additional revenue, although there is no assuance that the Company will realize significant additional revenue.

To date, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from the CEO and majority shareholder, and private placements of equity securities. The Company may be unable to raise additional equity capital until it achieves sustained, profitable operations and refinances its debt. Because essentially all of the Company's assets are pledged to secure existing debt, additional debt financing may be unavailable. The Company anticipates that it will meet its working capital requirements primarily through increased revenue, while controlling and reducing costs and expenses. However, no assurances can be given that the Company will be able to meet its working capital requirements, or that its revenues will increase. Bridge notes payable totaling approximately $1,000,000 including interest mature on July 31, 2004. These Bridge notes are primarily with directors and the CEO. The Company anticipates being able to repay these loans with cash generated from operations. If such cash is insufficient to repay the notes, it may be possible to extend the due date, although there is no assurance that the note holders would agree to do so. The note payable to Riverview Financial Corporation for $3,296,406, plus interest, is due July 31, 2004. No payments can be made on this note until the Bridge Note is paid in full. Because Riverview Financial Corporation is owned by the Company's CEO, the Company believes that an agreement to extend the due date can be reached, although the issuance of additional shares of common stock may be required to reach such an agreement. The revolving line of credit with the CEO is also due July 31, 2004. Payments on the line of credit are not restricted by the Bridge Note and the Company anticipates being able to repay the line of credit. If sufficient cash is not available the Company believes that an extension of the due date can be negotiated. Additional debt of $2,345,000 is due in December 2004. Cash generated from operations is not expected to be sufficient to repay this debt and the Company plans to refinance this debt with a bank or other lender. There is no assurance that the Company will be able to refinance this debt.

Item 3 - Controls and Procedures
--------------------------------

         (a) Evaluation of disclosure controls and procedures.

Randall K. Fields who serves as Park City Group's chief executive officer and Peter Jensen who serves as Park City Group's chief financial officer, after evaluating the effectiveness of Park City Group's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2003 (the "Evaluation Date") concluded that as of the Evaluation Date, Park City Group's disclosure controls and procedures were adequate and effective to ensure that material information relating to Park City Group and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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



                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------

In August 2002 the Company filed a lawsuit against certain entities and individuals involved in the June 2001 reverse merger with Amerinet. These entities and individuals, in turn, filed legal action against the Company. In January 2004 the Company settled the litigation with some of the parties for 1,896.079 shares of common stock.

Please reference 10-KSB for year ended 6/30/03 incorporated by reference.


Item 2 - Changes in Securities
------------------------------

o In October 2003 the Company issued 1,250,000 shares of common stock in settlement of a payable of approximately $38,000.

o In November 2003 the Company issued 1,738,680 shares of common stock to certain directors, an officer and others in connection with the extension of the Bridge Loan notes payable.

o In November 2003 the Company issued 1,000,130 shares of common stock to employees in lieu of $30,004 in cash compensation.

o In November and December 2003 the Company issued a total of 112,000 shares of common stock to a consultant for investor relations services.

o In November 2003 the Company issued 1,000,000 shares of common stock in settlement of a payable of approximately $50,000.

o In January 2004 the Company issued 1,896,079 shares of common stock in settlement of a lawsuit.

o In February 2004 the Cpmpany issued 1,448,892 shares of common stock to certain directors, an officer and others in connection with the extension of the Bridge Note payable.

o In February 2004 the Company issued 406,267 shares of common stock to employees in lieu of $24,376 in cash compensation.

Item 6 - Exhibits and Reports on Form 8K (for the period 10/1/03 through
12/31/03)
--------------------------------------------------------------------------------

On October 20, 2003, the Company filed a Current Report on Form 8-K dated October 16, 2003 disclosing under Item 12 a press release announcing the financial results for the year ended June 30, 2003.

On January 7, 2004, the Company filed a Current Report on Form 8-K dated January 7, 2004 disclosing under Items 9 and 12 a press release announcing its achievement of its financial plan for the quarter ended December 31, 2003.

On January 8, 2004, the Company filed a Current Report on Form 8-K dated January 8, 2004 disclosing under Item 9 a press release by CRS Retail Systems, Inc. announcing the strategic alliance and licensing agreement with CRS Retail Systems, Inc.

On January 14, 2004, the Company filed a Current Report on Form 8-K dated January 13, 2004 disclosing under Item 9 a press release announcing its strategic alliance and licensing agreement with CRS Retail Systems, Inc.

On January 29, 2004, the Company filed a Current Report on Form 8-K dated January 27, 2004 disclosing under Item 12 a press release announcing its preliminary results for the three and six months ended December 31, 2003.

On February 5, 2004, the Company filed a Current Report on Form 8-K dated February 3, 2004 disclosing under Item 9 a press release announcing its strategic alliance with Kurt Salmon Associates.

On February 11, 2004, the Company filed a Current Report on Form 8-K dated February 10, 2004 disclosing under Item 9 a press release announcing its new product offering to address center store inventory management.


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

                                                PARK CITY GROUP, INC



Date: February 17, 2004                         By /s/  Randall K. Fields
                                                   -----------------------------
                                                   Randall K. Fields, President
                                                   and Chief Executive Officer

Date: February 17, 2004                         By /s/ Peter Jensen
                                                   -----------------------------
                                                   Peter Jensen, Secretary and
                                                   Chief Financial Officer