Form 10QSB
period 2004-03-31
PARK CITY GROUP INC
filed 2004-04-23
CIK 50471

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2004

                        Commission File Number 000-03718

                              PARK CITY GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        37-1454128
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
[X]Yes [ ]No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class Outstanding as of                              April 18, 2004
   ----------------------------                           --------------
   Common Stock, $.01 par value                             266,221,821

                              PARK CITY GROUP, INC.
              Table of Contents to Quarterly Report on Form 10-QSB


                         PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

           Consolidated Condensed Balance Sheet as of March 31,
             2004 (Unaudited)                                               3

           Consolidated Condensed Statements of Operations for
             the three and nine months ended March 31, 2004 and
             2003 (Unaudited)                                               4

           Consolidated Condensed Statements of Cash Flows for
             nine months ended March 31, 2004 and 2003 (Unaudited)          5

           Notes to Consolidated Condensed Financial Statements             6

Item 2   Management's Discussion and Analysis or Plan of Operations         9

Item 3   Controls and Procedures                                           10

                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                 11

Item 2   Changes in Securities                                             11

Item 6   Exhibits and Reports on Form 8-K                                  13


         Exhibit 31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                              PARK CITY GROUP, INC.
                                Consolidated Condensed Balance Sheet (Unaudited)
                                                 March 31, 2004

Assets
Current assets:
     Cash                                                                                             $       897,152
     Receivables, net of allowance for doubtful accounts of $4,430                                            972,392
     Prepaid expenses and other current assets                                                                179,704
                                                                                                      ---------------
                    Total current assets                                                                    2,049,248

Property and equipment, net of accumulated depreciation and amortization of $1,522,041                         84,337

Other assets:
     Deposits and other assets                                                                                 32,056
     Capitalized software costs, net of accumulated amortization of $398,818                                  664,697
                                                                                                      ---------------
                    Total other assets                                                                       696,753

                    Total assets                                                                      $     2,830,338
                                                                                                      ===============

Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                                                 $       330,434
     Accrued liabilities                                                                                      586,427
     Deferred revenue                                                                                       1,344,909
     Current portion of capital lease obligations                                                              31,492
     Notes payable, net of discount of $67,392                                                              1,932,608
     Related party notes payable, net of discounts of $146,223                                              1,068,110
     Related party lines of credit                                                                            230,000
                                                                                                      ---------------
                    Total current liabilities                                                               5,523,980

Long-term liabilities
     Related party note payable, net of discount of $32,814                                                 3,263,593
     Capital lease obligations, less current portion                                                            8,104
                                                                                                      ---------------
                    Total liabilities                                                                       8,795,677
                                                                                                      ---------------


Commitments and contingencies                                                                                       -

Stockholders' deficit:

     Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued                                    -
     Common stock , $0.01 par value, 300,000,000 shares authorized;
       254,340,418 issued and outstanding                                                                   2,543,404
     Additional paid-in capital                                                                             8,345,089
     Accumulated deficit                                                                                  (16,853,832)
                                                                                                      ---------------

                    Total Stockholders' deficit                                                            (5,965,339)
                                                                                                      ---------------

                                                                                                      $     2,830,338
                                                                                                      ===============

See accompanying notes to consolidated condensed financial statements.

                                                              3

                                              PARK CITY GROUP, INC.
                           Consolidated Condensed Statements of Operations (Unaudited)
                           For the Three and Nine Months Ended March 31, 2004 and 2003


                                                                         Three                      Nine
                                                                      Months Ended              Months Ended
                                                                        March 31,                  March 31,
                                                                   2004           2003         2004          2003
                                                                   ----           ----         ----          ----
Revenues:
Software licenses                                              $   834,000    $   733,500  $ 2,462,276   $ 1,884,698
Maintenance and support                                            588,532        514,651    1,694,287     1,462,173
Consulting and other                                                86,347        143,229      454,056       463,879
                                                               -----------    -----------  -----------   -----------
                                                                 1,508,879      1,391,380    4,610,619     3,810,750

Cost of revenues                                                   206,321        305,230      828,641       567,104
                                                               -----------    -----------  -----------   -----------

          Gross Margin                                           1,302,558      1,086,150    3,781,978     3,243,646
                                                               -----------    -----------  -----------   -----------

Operating expenses:
Research and development                                           286,638        286,354    1,015,164       611,682
Sales and marketing                                                204,246        347,713      673,022     1,064,478
General & administrative                                           398,142        282,522    1,345,764     1,557,319


Earnings from operations                                           413,532        169,562      748,026        10,167

Other income (expense):
Gain on settlement of payable                                       86,934              -       86,934          -
Interest expense                                                  (399,139)      (542,174)  (1,205,870)   (1,430,914)
                                                               -----------    -----------  -----------   -----------

Income(loss) before income taxes                                   101,326       (372,612)    (370,910)   (1,420,747)

(Provision) benefit for income taxes
Current                                                                  -              -            -             -
Deferred
                                                                         -              -            -             -
                                                               -----------    -----------  -----------   -----------
          Net income (loss)                                    $   101,326    $  (372,612) $  (370,910)  $(1,420,747)
                                                               ===========    ===========  ===========   ===========

Weighted average shares, basic                                 241,675,000    205,534,000  232,165,000   194,670,000
                                                               ===========    ===========  ===========   ===========

Weighted average shares, diluted                               250,715,000    205,534,000  232,165,000   194,670,000
                                                               ===========    ===========  ===========   ===========

Basic income (loss) per share                                  $      0.00    $      0.00  $      0.00   $     (0.01)
                                                               ===========    ===========  ===========   ===========

Diluted income (loss) per share                                $      0.00    $      0.00  $      0.00   $     (0.01)
                                                               ===========    ===========  ===========   ===========


See accompanying notes to consolidated condensed financial statements

                                                               4

                                              PARK CITY GROUP, INC.
                           Consolidated Condensed Statements of Cash Flows (Unaudited)
                                For the Nine Months Ended March 31, 2004 and 2003


                                                                                          2004           2003
                                                                                          ----           ----
Cash Flows From Operating Activities:
         Net loss                                                                      $  (370,910)  $(1,420,747)
         Adjustments to reconcile net loss to net cash provided by operating activities:
                  Depreciation and amortization                                            242,684        74,821
                  Bad debt expense                                                               -         8,094
                  Stock issued for services and expenses                                   466,978       372,988
                                Gain on settlement of payable                              (86,934)            -
                                Gain on disposition of assets                                    -        (1,822)
                                Repricing of warrants                                            -        11,178
                  Amortization of warrant and other discount on debt                       387,788       672,734
                  Decrease (increase) in:
                           Trade receivables                                               (26,989)      299,904
                           Prepaid and other assets                                         (3,680)      (15,615)
                  Increase (decrease) in:
                           Accounts payable                                               (256,022)     (212,691)
                           Accrued liabilities                                              24,966       (52,394)
                           Deferred revenue                                                126,839      (209,340)
                                                Advances payable                          (175,000)      175,000
                                                Related party payable                            -       100,000
                           Accrued interest, related party                                  32,513       444,963
                                                                                       -----------   -----------

                                Net cash provided by operating activities                  362,233        47,073
                                                                                       -----------   -----------

Cash Flows From Investing Activities:
         Purchase of property and equipment                                                 (8,051)      (13,287)
         Capitalization of software costs                                                        -      (815,848)
                                                                                       -----------   -----------
                  Net cash used in investing activities                                     (8,051)     (829,135)
                                                                                       -----------   -----------

Cash Flows From Financing Activities:
         Net (decrease) increase in line of credit                                         255,000       (62,500)
         Payments on notes payable and capital leases                                      (20,002)     (136,304)
                Proceeds from exercise of stock options                                    238,667             -
         Proceeds from issuance of bridge loans                                                  -     1,010,000
                                                                                       -----------   -----------
                  Net cash provided by financing activities                                473,665       811,196

                  Net increase in cash                                                     827,847        29,134
Cash at beginning of period                                                                 69,305       140,972
                                                                                       -----------   -----------
Cash at end of period                                                                  $   897,152   $   170,106
                                                                                       ===========   ===========


See accompanying notes to consolidated condensed financial statements.

                                                         5

                              PARK CITY GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2004

Note 1. Unaudited Financial Statements

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


Note 2. Liquidity

As shown in the consolidated condensed financial statements, the Company incurred a net loss for the nine months ended March 31, 2004 and incurred a loss for the year ended June 30, 2003. The Company has a working capital deficit at March 31, 2004. However, the Company has been profitable and shown cash provided by operations in both of the last two quarters.

The Company reduced its overall monthly cash operating expenses by approximately $90,000 in October 2002. In October 2003 the Company again reduced monthly cash operating expenses by another approximately $70,000. A combination of efforts to judiciously monitor, control and, where appropriate, reduce ongoing expenses has been adopted by the Company's management. Beginning October 1, 2003, 10% of employee compensation has been paid in shares of common stock. For the three and nine months ended March 31, 2004, 406,267 and 1,406,397 shares of common stock, respectively, were issued in lieu of $24,376 and $54,380 of cash compensation, respectively. The Company needs continued sales to generate working capital, and has demonstrated its products for many new potenetial customers and presented proposals to several of these. Customer interest in the products appears strong and management believes that new license sales will increase, although there is no assuance that the Company will realize significant additional revenue.

To date, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from the CEO and majority shareholder, and private placements of equity securities. The Company anticipates that it will meet its working capital requirements primarily through increased revenue, while controlling and reducing costs and expenses. However, no assurances can be given that the Company will be able to meet its working capital requirements, or that its revenues will increase. Bridge notes payable totaling approximately $950,000 including interest that were to mature on July 31, 2004 were converted to common stock in April 2004. These Bridge notes are primarily with directors and the CEO. The note payable to Riverview Financial Corporation for $3,296,406, plus interest was extended to July 31, 2007, in conjunction with the conversion of the Bridge Notes in April 2004. Riverview Financial Corporation is owned by the Company's CEO. The line of credit was reduced to $230,000 at March 31, 2004, with the balance repaid in April 2004. Additional debt of $2,345,000 is due in December 2004. The Company is actively pursuing financing sources to either repay or refinance this debt. Several proposals from financing sources have been received, but there is no assurance that the Company will be able to successfully negotiate a final financial package.



Note 3 - Stock-Based Compensation

At March 31, 2004 and 2003, the Company has issued stock options to certain of its employees. The Company accounts for these options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income or loss, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on fair value consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below for the three and nine months ended March 31, 2004 and 2003:

                                                                  Three months ended          Nine months ended
                                                                        March 31,                   March 31,
                                                                   2004          2003          2004          2003
                                                                   ----          ----          ----          ----

Net income (loss) available to common shareholders,
 as reported                                                     $ 101,326    $ (372,612)   $ (370,910) $ (1,420,747)

Deduct: Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects                              -             -       (49,500)      (59,965)
                                                                 ---------    ----------    ----------  ------------

Net income (loss) - pro forma                                    $ 101,326    $ (372,612)   $ (420,410) $ (1,480,712)

Income (loss) per share:
  Basic and diluted - as reported                                $    0.00    $    (0.00)   $    (0.00) $      (0.01)
  Basic and diluted - pro forma                                  $    0.00    $    (0.00)   $    (0.00) $      (0.01)


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

As a result of the price of Bridge Note A warrants being issued at $.10 per share in August 2002, the antidilution rights held by certain investors (AW Fields Acquisition and private placements, including directors and an officer) were triggered. This resulted in 12,556,667 additional shares being issued and the number of shares to be purchased under warrants with antidilution rights increased by 8,458,334 shares. The warrant price to purchase a total of 20,125,001 common shares was reduced to $0.10. The issuance of the 12,556,667 shares resulted in an increase to common stock of $125,666, an increase to additional paid in capital of $79,750, and a charge to general and administrative expense for shares issued to an officer and directors of $205,416.

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

As a result of the price of the warrants in Bridge Note B issued in November 2002 being $.04 per share, the anti-dilution rights associated with warrants of Bridge Note A and the anti-dilution rights associated with the sale of shares made earlier in the year (AW Fields Acquisition and private placement including directors and officer) were triggered. As a result, an additional 12,814,286 common shares were issued and the number of shares to be purchased under warrants with anti-dilution rights increased by 8,625,000 shares, and the warrant price to purchase a total of 28,750,001 and 8,297,619 common shares were reduced to $.07 and $.04 per share, respectively. The AW Fields Acquisition agreement allowed for the further anti-dilution right to the $.04 per share level, but AW Fields Acquisition waived this right for this transaction. The issuance of the 12,814,286 shares resulted in an increase to common stock of $128,143, an increase to additional paid-in capital of $39,428, and a charge to general and administrative expense for shares issued to an officer and directors of $167,571, all during the quarter ended December 31, 2002. The modification of Bridge Note A warrants from an exercice price of $.07 to $.04 resulted in an expense of $11,178.

In July 2003 Bridge Note B was repaid and replaced with a new Bridge Note C totaling $868,334 at a stated interest rate of 18% and a due date of July 31, 2004. The new Bridge Note C required an incentive fee of 1,738,680 shares of common stock to be issued to the note holders. The fair value of these shares is $86,933 ($.05 per share), which is being amortized into interest expense over the term of Bridge Note C. During the three and nine months ended March 31, 2004 $23,709 and $55,321, respectively, were amortized into interest expense. An additional 1,738,680 shares of common stock were issued to the noteholders, as called for by the notes, in November 2003. The fair value of these shares was $86,933, which is being amortized into interest expense over the remaining term of Bridge Note C. During the three and nine months ended March 31, 2004 $28,978 and $48,296, respectively, were amortized into interest expense. An additional 1,448,892 shares of common stock were issued to the noteholders, as called for by the notes, in February 2004. The fair value of these shares was $86,933, which is being amortized into interest expense over the remaining term of Bridge Note C. During the three months ended March 31, 2004 $17,387 was amortized into interest expense. The AW Fields Acquisition agreement and agreements with certain directors allow for the further anti-dilution right to the $.05 per share level, but they have waived their rights for this transaction. The remaining Bridge Note B discounts of $7,049 and $87,477 resulting from an interest discount and discount associated with warrants issued, respectively, were amortized into interest expense in July 2003.

In April 2004 an agreement was reached with the Bridge Note holders to convert the notes and accrued interest, totaling $950,138, to common stock at the closing market price of the stock on the day of conversion. The Company issued 6,786,702 shares of common stock to effect this transaction. The Bridge Note holders have entered into an agreement for an orderly sale of these shares over the coming weeks. The Company remains contingently liable for up to $125,000 if the Bridge Note holders are unable to sell these shares for at least the price of conversion.

Effective September 1, 2003 the Company reached agreement with Riverview Financial Corporation to combine the principal and accrued interest on the note payable into a new note, to extend the due date of the note to July 31, 2004, and to convert $1,100,000 of the principal balance into common stock. The Company has issued 15,714,286 shares of common stock to effect this transaction. The balance of the new note is $3,296,406. The note is subordinated to the Bridge Loan and no payments may be made until the Bridge Loan is paid in full. The interest rate on the note remains at 12%, but until the Bridge Loan is paid in full, interest may only be paid with additional shares of common stock at the fair market price, but not less than $0.07 per share. No shares have been issued in payment of interest. In April 2004, and in conjunction with the conversion of the Bridge Note C, Riverview agreed to extend the due date of the note for three years to July 31, 2007.

In May 2003 the Company arranged an unsecured, revolving line of credit with its CEO. Advances bear interest at 12%, and are repaid as funds availability permits. The line of credit expires July 31, 2004. Because advances under the line of credit are expected to be repaid as soon as cash flow allows, borrowings under the line of credit of $230,000 at March 31, 2004 have been classified as a current liability. Interest expense for the three and nine months ended March 31, 2004 was $12,360 and $28,315, respectively. The remaining balance of the line of credit was repaid in April 2004.


Note 5 - Supplemental Cash Flow Information

In connection with the note payable funding in December 2002 from Whale Investment, Ltd. the Company issued warrants and issued shares of common stock as a finders fee. The value of the warrants was recorded as a discount on the note payable, of which $22,464 and $67,392 were amortized into interest expense during the three and nine months ended March 31, 2004, respectively. The value of the shares issued for the finders fee was recorded as a prepaid expense, of which $19,048 and $57,144 were amortized into expense during the three and nine months ended March 31, 2004, respectively.

The fair value of the 857,143 shares issued in connection with the $345,000 note payable funding in December 2002 from Riverview obtained as a condition of the Whale Investment, Ltd. funding was recorded as a discount on the note payable, of which $2,143 and $6,429 were amortized into interest expense during the three and nine months ended March 31, 2004, respectively.

The fair value of the 7,000,000 shares issued in August 2003 in connection with the extension of the due date of the Riverview note payable to January 2004 was recorded as a discount to the note payable, of which $32,813 and $98,439 were amortized to interest expense during the three and nine months ended March 31, 2004, respectively.

In October 2003 the Company issued 1,250,000 shares of common stock in settlement of a payable of approximately $38,000. In February 2004 and November 2003 the Company issued 406,267 and 1,000,130 shares of common stock, respectively, to employees in lieu of $24,736 and $30,004 in cash compensation, respectively. In November 2003 through March 2004 the Company issued a total of 350,000 shares of common stock to a consultant for investor relations services valued at approximately $26,000. In November 2003 the Company issued 1,000,000 shares of common stock in settlement of a payable of approximately $50,000 and prepaid expense to that vendor of approximately $45,000. In March 2004 the Company issued 86,923 shares of common stock for marketing services of $10,600. In March 2004 the Company issued a total of 168,420 shares of common stock to four outside directors in settlement of unpaid Board fees of $16,000. In March 2004 the Company issued 8,405 shares of common stock to an employee in lieu of cash compensation of $1,000. In March 2004 the Company issued a total of 3,171,296 shares of common stock to senior management employees and officers in lieu of cash compensation totaling $150,000.

In March 2004, the Company financed $14,207 of property and equipment purchases with capital leases. In March 2004, the CEO exercised options for 2,000,000 shares of common stock for $80,000, which reduced the Company's line of credit payable to the CEO. In March 2004, $105,000 of notes payable and $2,094 of accrued interest was converted into 1,529,917 shares of common stock.

In September 2003 the Company settled a lawsuit with Debra Elenson for an additional 1,125,000 shares of common stock issued to the plaintiff valued at $56,250 and 525,000 warrants valued at $26,250 and payment of the plaintiff's legal fees of $21,348. The fair value of the shares and warrants and the legal fees were recorded as an accrued expense at June 30, 2003.

In January 2004 the Company settled litigation with some of the parties in its remaining lawsuit related to the reverse merger with Amerinet in June 2001 for an additional 1,896,079 shares of common stock valued at $75,843.

For the nine months ended March 31, 2004 and 2003 the Company paid interest in cash of $379,208 and $194,951, respectively. No cash was paid for income taxes.

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

Options and warrants to purchase 74,884,203 and 76,242,870 shares of common stock for the nine months ended March 31, 2004 and 2003, respectively, were not included in the computation of Diluted EPS. The inclusion of these options would have been anti-dilutive, thereby decreasing net loss per common share.

Options and warrants to purchase 22,195,453 and 0 shares of common stock for the three months ended March 31, 2004 and 2003, respectively, were included in the computation of Diluted EPS. However, the remaining 52,688,750 and 76,242,870 shares of common stock for the three months ended March 31, 2004 and 2003, respectively, were excluded from the computation of Diluted EPS as the inclusion of these options would have been anti-dilutive.


Note 7 - Subsequent Event

See the discussion of the conversion of Bridge Note C, together with accrued interest, to common stock in Note 4 above.

Riverview agreed to a three year extension of the maturity of the note payable, as discussed in Note 4 above.



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

Three Months Ended March 31, 2004 and 2003

Total revenues were $1,508,879 and $1,391,380 for the quarters ended March 31, 2004 and 2003, respectively, an 8% increase in 2004 over the comparable period for 2003. Software license revenues were $834,000 and $733,500 for the quarters ended March 31, 2004 and 2003, respectively, a 14% increase. License sales in 2004 were for additional licenses to two existing customers. License sales in 2003 include a sale of Fresh Market Manager to a new customer and a bulk sale of licenses to a new reseller totaling $600,000. Maintenance and support revenues were $588,532 and $514,651 for the quarters ended March 31, 2004 and 2003, respectively, a 14% increase. This increase is primarily attributable to maintenance contracts on new license sales and increased maintenance on additional locations for existing customers. Consulting and other revenue was $86,347 and $143,229 for the quarters ended March 31, 2004 and 2003, respectively, a 40% decrease. Service revenues in 2004 declined significantly from 2003 because there were fewer ongoing projects during the quarter that required implementation services.

Research and development expenses were $286,638 and $286,354 for the quarters ended March 31, 2004 and 2003, respectively. During the quarter ended March 31, 2003 certain software development costs were being capitalized. With the release of the new software products, development costs were no longer being capitalized after March 31, 2003 and were included in expenses. Expenses, including cost of revenues, in 2004 are lower than the total of capitalized and expensed costs in 2003 primarily because of cost control measures and expense reductions implemented in September 2003.

Sales and marketing expenses were $204,246 and $347,713 for the quarters ended March 31, 2004 and 2003, respectively, a 41% decrease. This decrease is primarily attributable to sales team reorganization, related reduction in sales personnel and consultants, and a reallocation of certain personnel costs to general and administrative expense based on changes in duties.

General and administrative expenses were $398,142 and $282,522 for the quarters ended March 31, 2004 qnd 2003, respectively, a 41% increase. This increase is primarily attributable to a reallocation of certain personnel costs from sales and marketing expense based on changes in duties and the cost of a newly implemented investor relations program.

Interest expense was $399,139 and $542,174 for the quarters ended March 31, 2004 qnd 2003, respectively, a 26% decrease. This decrease is primarily attributable to the discounts associated with warrants and shares issued in connection with the Bridge Notes, that were amortized into interest expense, being lower in 2004 than 2003.

In August 2003 the Company reached an agreement with its landlord regarding the payment of unpaid rent, interest and late payment penalties totaling $236,934. The agreement allowed for a note payable at 18% due in January 2006, or a discounted payment of $150,000 in January 2004. The Company made the payment of $150,000 in January 2004 to satisfy the liability, resulting in a gain on settlelment of the payable of $86,934.

Nine Months Ended March 31, 2004 and 2003

Total revenues were $4,610,619 and $3,810,750 for the nine months ended March 31, 2004 and 2003, respectively, a 21% increase in 2004 over the comparable period for 2003. Software license revenues were $2,462,276 and $1,884,698 for the nine months ended March 31, 2004 and 2003, respectively, a 31% increase. License sales in 2004 included the recognition of deferred prepaid license sales of $350,000 related to agreements with two resellers; and a bulk sale of licenses to a new reseller totaling $918,888. The reseller is anticipated to sell these licenses to end user customers during the next twelve months. Under terms of the agreement, the reseller can purchase additional licenses when their inventory has been resold. License sales were made to two new customers and two existing customers. License sales in 2003 included both new and existing customers, and a bulk sale of licenses to a new reseller totaling $600,000. Maintenance and support revenues were $1,694,287 and $1,462,173 for the nine months ended March 31, 2004 and 2003, respectively, a 16% increase. This increase is primarily attributable to maintenance contracts on new license sales and increased maintenance on additional locations for existing customers. Consulting and other revenue was $454,056 and $463,879 for the nine months ended March 31, 2004 and 2003, respectively, a 2% decrease. Other sales in 2004 included the sale of the Company's domain name of parkcity.com for $150,000. The Company now uses parkcitygroup.com as its domain name. Service revenues in 2004 declined from 2003 because there were no new license sales during the quarter ended March 31, 2004 that required implementation services.

Research and development expenses were $1,015,164 and $611,682 for the nine months ended March 31, 2004 and 2003, respectively, a 65% increase. During the nine months ended March 31, 2003 certain software development costs were being capitalized. With the release of the new software products, development costs were no longer being capitalized in the nine months ended March 31, 2004 and were included in expenses. This increased expense is partially offset by a general reduction of expenses and headcount implemented in September 2003.

Sales and marketing expenses were $673,022 and $1,064,468 for the nine months ended March 31, 2004 and 2003, respectively, a 37% decrease. This decrease is primarily attributable to a sales team reorganization and related reduction in sales personnel implemented in October 2002 and a reallocation of certain personnel costs to general and administrative expense based on changes in duties.

General and administrative expenses were $1,345,764 and $1,557,319 for the nine months ended March 31, 2004 and 2003, respectively, a 14% decrease. This decrease is primarily attributable to cost control measures and expense reductions implemented in October 2002 and a headcount reduction in September 2003, partially offset by a reallocation of certain personnel costs from sales and marketing expense based on changes in duties and the cost of a newly implemented investor relations program.

Interest expense was $1,205,870 and $1,430,914 for the nine months ended March 31, 2004 and 2003, respectively, a 16% decrease. This decrease is primarily attributable to the discounts associated with warrants and shares issued in connection with the Bridge Notes, that were amortized into interest expense, being lower in 2004 than 2003.


Liquidity and Capital Resources

The Company had a working capital deficit March 31, 2004 and incurred a net loss for the nine months then ended. However, the Company has been profitable and shown cash provided by operations in both of the last two quarters.

The Company reduced its overall monthly cash operating expenses by approximately $90,000 in October 2002. In October 2003 the Company again reduced monthly cash operating expenses by another approximately $70,000. A combination of efforts to judiciously monitor, control and, where appropriate, reduce ongoing expenses has been adopted by the Company's management. Beginning October 1, 2003, 10% of employee compensation has been paid in shares of common stock. For the three and nine months ended March 31, 2004, 406,267 and 1,406,397 shares of common stock, respectively, were issued in lieu of $24,376 and $54,380 of cash compensation, respectively. The Company needs continued sales to generate working capital, and has demonstrated its products for many new potenetial customers and presented proposals to several of these. Customer interest in the products appears strong and management believes that new license sales will increase, although there is no assuance that the Company will realize significant additional revenue.

To date, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from the CEO and majority shareholder, and private placements of equity securities. The Company anticipates that it will meet its working capital requirements primarily through increased revenue, while controlling and reducing costs and expenses. However, no assurances can be given that the Company will be able to meet its working capital requirements, or that its revenues will increase. Bridge notes payable totaling approximately $950,000 including interest that were to mature on July 31, 2004 were converted to common stock in April 2004. These Bridge notes are primarily with directors and the CEO. The note payable to Riverview Financial Corporation for $3,296,406, plus interest was extended to July 31, 2007, in conjunction with the conversion of the Bridge Notes in April 2004. Riverview Financial Corporation is owned by the Company's CEO. The line of credit was reduced to $230,000 at March 31, 2004, with the balance repaid in April 2004. Additional debt of $2,345,000 is due in December 2004. The Company is actively pursuing financing sources to either repay of refinance this debt. Several proposals from financing sources have been received, but there is no assurance that the Company will be able to successfully negotiate a final financial package.


Item 3 - Controls and Procedures

         (a) Evaluation of disclosure controls and procedures.

Randall K. Fields who serves as Park City Group's chief executive officer and Peter Jensen who serves as Park City Group's chief financial officer, after evaluating the effectiveness of Park City Group's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2004 (the "Evaluation Date") concluded that as of the Evaluation Date, Park City Group's disclosure controls and procedures were adequate and effective to ensure that material information relating to Park City Group and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

In August 2002 the Company filed a lawsuit against certain entities and individuals involved in the June 2001 reverse merger with Amerinet. These entities and individuals, in turn, filed legal action against the Company. In January 2004 the Company settled the litigation with some of the parties for 1,896,079 shares of common stock.

Please refer to the 10-KSB for year ended 6/30/03 incorporated by reference.


Item 2 - Changes in Securities

         o In January 2004 the Company issued 1,896,079 shares of common stock in settlement of a lawsuit.
         o In January, February and March 2004 the Company issued a total of 238,000 shares of common stock to a consultant for investor relations services.
         o In February 2004 the Cpmpany issued 1,448,892 shares of common stock to certain directors, an officer and others in connection with the extension of the Bridge Note payable.
         o In February 2004 the Company issued 406,267 shares of common stock to employees in lieu of $24,376 in cash compensation.
         o In March 2004 the Company issued 86,923 shares of common stock to a consultant for marketing and sales services of $10,600.
         o In March 2004 the Company issued a total of 168,420 shares of common stock to four outside directors in settlement of unpaid Board fees of $16,000.
         o In March 2004 the Company issued 8,405 shares of common stock to an employee in lieu of cash compensation of $1,000.
         o In March 2004 the Company issued a total of 3,171,296 shares of common stock to senior management employees and officers in lieu of cash compensation totaling $150,000.
         o In March 2004 the Company issued a total of 7,966,667 shares of common stock to two directors and the CEO on the exercise of warrants for which the Company received $318,667, $80,000 of which reduced debt.
         o In March 2004 the Company issued a total of 1,529,917 shares of common stock to convert notes payable and accrued interest totaling $107,094 to common stock.
         o In April 2004 the Company issued 225,000 shares of common stock in settlement of a payable of approximately $24,000.
         o In April 2004 the Company issued 6,786,702 shares of common stock to convert the Bridge Notes and accrued interest totaling $950,138.

Item 6 - Exhibits and Reports on Form 8K (for the period 1/1/04 through 3/31/04)

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

On February 18, 2004, the Company filed a Current Report on Form 8-K dated February 17, 2004 disclosing under Item 12 a press release announcing its results for the quarter ended December 31, 2003.

On February 19, 2004, the Company filed a Current Report on Form 8-K dated February 18, 2004 disclosing under Item 12 a press release announcing earnings for the quarter ended December 31, 2003 and an investor conference call.

On March 9, 2004, the Company filed a Current Report on Form 8-K dated March 8, 2004 disclosing under Item 9 a press release announcing new licensing agreement with Kwik Trip, Inc.

On March 17, 2004, the Company filed a Current Report on Form 8-K dated March 16, 2004 disclosing under Item 9 a press release announcing new licensing agreement with WinCo Foods.

On March 24, 2004, the Company filed a Current Report on Form 8-K dated March 23, 2004 disclosing under Item 9 a press release announcing additional licenses with Pacific Sunwear of California.

On March 29, 2004, the Company filed a Current Report on Form 8-K dated March 29, 2004 disclosing under Item 9 a press release announcing a radio interview with the CEO in which he indicated anticipated improvements in the quarter ending March 31, 2004.

On March 31, 2004, the Company filed a Current Report on Form 8-K dated March 31, 2004 disclosing under Item 12 a press release announcing its preliminary results for the three and nine months ended March 31, 2004.

On April 7, 2004, the Company filed a Current Report on Form 8-K dated April 6, 2004 disclosing under Item 12 a press release announcing a reduction in liabilities of $1 million during the quarter ended March 31, 2004.

On April 13, 2004, the Company filed a Current Report on Form 8-K dated April 12, 2004 disclosing under Item 12 a press release announcing its approval for the Company to trade its shares on the Berlin Stock Exchange.

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

                                          PARK CITY GROUP, INC

Date:  April 20, 2004                     By /s/  Randall K. Fields
                                            ------------------------------------
                                          Randall K. Fields, President and
                                          Chief Executive Officer

Date:  April 20, 2004                     By /s/ Peter Jensen
                                            ------------------------------------
                                          Peter Jensen,
                                          Secretary and Chief Financial Officer