Form 10KSB
period 2004-06-30
PARK CITY GROUP INC
filed 2004-10-13
CIK 50471

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                               Annual Report Under
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                            For the fiscal year ended
                           --------------------------
                                  June 30, 2004

                             Commission file number
                             ----------------------
                                    000-03718

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

                                 (435) 649-2221
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act: Common Stock ($0.01 par value per share

      Title of each Class            Name of each exchange on which registered
 ----------------------------        -----------------------------------------
 Common Stock, $.01 Par Value             Over-the-Counter Bulletin Board

                      Outstanding as of September 10, 2004
                      ------------------------------------
                        268,716,159 (2,344 shareholders)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) [X] Yes [ ] No ; (2) [X] Yes [ ] No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form , and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ended June 30, 2004 were $6,029,823.

The aggregate market value of the stock held by non-affiliates of the registrant is approximately $5,248,800, calculated using a price of $0.06 per share on September 24, 2004.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                            YEAR ENDED JUNE 30, 2004


                                     PART I

  Item 1    Description of Business                                          3
  Item 2    Description of Properties                                        7
  Item 3    Legal Proceedings                                                7
  Item 4    Submission of Matters to a Vote of Security Holders              7

                                     PART II

  Item 5    Market for Common Equity and Related Stockholder Matters         8
  Item 6    Management's Discussion and Analysis or Plan of Operation       10
  Item 7    Financial Statements                                            15
  Item 8    Changes In and Disagreements with Accountants on Accounting
              and Financial Disclosure                                      15
 Item 8A    Controls and Procedures                                         15
 Item 8B    Other Information

                                    PART III

  Item 9    Directors, Executive Officers, Promoters and Control Persons    16
 Item 10    Executive Compensation                                          18
 Item 11    Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                               20
 Item 12    Certain Relationships and Related Transactions                  21
 Item 13    Exhibits and Reports on Form 8-K                                21
 Item 14    Principal Accountant Fees and Services
            Signatures                                                      22

            Consolidated Financial Statements June 30, 2004 and
              June 30, 2003
            Independent Auditor's Report                                    26
            Consolidated Balance Sheet as of June 30, 2004                  27
            Consolidated Statements of Operations                           28
            Consolidated Statements of Stockholders' Deficit                29
            Consolidated Statements of Cash Flows                           30
            Notes to Consolidated Financial Statements June 30, 2004
              and June 30, 2003                                             31

Exhibit 31  Certifications of the Chief Executive and Chief
            Financial Officer pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002.                                     44

Exhibit 32  Certifications pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002.                                                    46



                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

Forward-Looking Statements
--------------------------

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

General
-------

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

Operations are conducted through the subsidiary, PCG, which was incorporated in the State of Delaware in May 1990. PCG on April 5, 2001, acquired its wholly owned subsidiary, Fresh Market Manager, LLC ("FMM"), which is a Limited Liability Company formed in the State of Utah. PCG has conducted its operations since 1990. PCG develops and licenses its software applications identified as "Fresh Market Manager" and "ActionManager". PCG also provides implementation and profit optimization consulting services for its application products.

On August 7, 2002, Fields Technologies, Inc., (OTCBB:FLDT) changed its name from Fields Technologies, Inc., to Park City Group, Inc., and reincorporated in Nevada. Therefore, both the parent-holding company (Nevada) and its operating subsidiary (Delaware) are named Park City Group, Inc. Park City Group, Inc. (Nevada) has no other business operations other than in connection with its subsidiary, PCG. In this Annual Report Form 10-KSB when the terms "we", "Company" or "Park City Group" are used, it is referring to the Park City Group, Inc., a Nevada corporation, as well as to Fields Technologies, Inc., the Delaware corporation, which was reincorporated in Nevada under the name of the Park City Group, Inc. The stock trades under the symbol PKCY.

The principal executive offices are located at 333 Main Street, P.O. Box 5000, Park City, Utah 84060. The telephone number is (435) 649-2221. The website address is http://www.parkcitygroup.com.

The Company has not been involved in any bankruptcy, receivership, or similar proceeding.

Business
--------

Park City Group develops and markets patented computer software and profit optimization consulting services that help its retail customers to reduce their inventory and labor costs; the two largest controllable expenses in the retail industry, while increasing the customer's sales and gross margin. The technology has its genesis in the operations of Mrs. Fields Cookies co-founded by Randy Fields, CEO of Park City Group, Inc. Industry leading customers such as The Home Depot, Victoria's Secret, Limited Brands, Anheuser Busch Entertainment and Tesco Lotus benefit from the Company's software. Park City Group products, Fresh Market Manager and ActionManager are proven, patented technologies that address the needs of retailers in store operations management and perishable product management. Because the product concepts originated in the environment of actual multi-unit-retail chain ownership, the products are strongly oriented to an operation's bottom line results. The products are highly pragmatic in their approach to standardizing and improving managerial actions. The products use a fully developed, contemporary patented technology platform that is not only capable of supporting existing offerings, but can also be expanded to support related products.

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

The success achieved by our customers in both their economic as well as operational performance improvement is the best measure of our performance and success.

The Company now offers an alternative licensing method other than direct licensing of the software to its customer companies. A monthly subscription deployment option was introduced in Q3FY2004. With its lower initial implementation cost and monthly charge for the software by department by location, the Company can now offer its products to a larger potential market and estimates increasing its recurring revenue stream, although no assurances can be given.

Fresh Market Manager
--------------------
Fresh Market Manager is a fully integrated system for managing perishable grocery departments such as deli, bakery, food service, meat, seafood and produce. The product has also been deployed in supermarkets, convenience stores, commissaries and offers a center store inventory management option. This software enables item level management and category analysis by exception, with particular emphasis on managing the production processes taking place within the store. In addition, this application provides accurate cost of goods identification and sales profitability analysis to determine gross profit and net profit by item.

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

Focusing initially on perishable inventory needs, the applications gather point of sale and production data, which is especially helpful in areas where better product delivery based on real demand, can help eliminate unnecessary waste, and can improve "right product" availability. The application assists customers in the timely ordering of materials and provides real time demand management (based on patented forecasting algorithms) by using alerting functions.

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

         Cost Control & Category Management
         ----------------------------------
         This application assists managers in reporting the amount of product produced, production waste as well as losses from throwaways and markdowns. The software decomposes the Point-of-Sale data to determine the timing of products sold and by using all the information, delivers cost and category management information down to the item level. The visibility gained through the use of the software assists all levels of a company's management to focus on profitability and product contribution.

         Demand Forecast and Production Planner
         --------------------------------------
         Demand Forecast and Production Planner: (a) delivers assortment plans and production schedules; (b) delivers corporate standards for core items; (c) assists managers in selecting customer/market driven items;

         and (d) develops a daily production plan based on forecasted needs. This application is intended to assist an organization in making the right product in the right quantity to improve the profitability of the perishable business by effective production planning and accurate assortment planning.

         Inventory & Computer Assisted Ordering
         --------------------------------------
         This aspect of the application provides cost control and inventory management of perishable product ingredients (i.e. raw materials). It includes computer-assisted ordering and item receiving modules. The inventory capability is intended to address the needs of businesses to control the cost of inventory while minimizing lost sales from items not produced due to out of stock ingredients.

         Alert Advisor and Task Manager
         ------------------------------
         Alert Advisor delivers demand monitoring, exception analysis and production schedule revisions to relevant managers on a real-time basis. A task management component is also available to direct task activities whether from the corporate office or at the specific locations and the system provides visibility to the status of those tasks.

ActionManager
-------------
ActionManager applications are designed to replace costly paper-based and manual processes with systems that substantially reduce time spent on administrative tasks, non-productive (non-selling) labor costs, and excess headcount in the corporate office while insuring that each geographically distributed location adheres to the company's defined operational standards. ActionManager applications provide an automated method for managers to plan, schedule, and administer virtually every administrative task at store-level. In addition to automating the bulk of all administrative processes, ActionManager also provides the local manager with a real-time "dashboard" view of the business, as well as a "cockpit management" type alert system to notify the manager when something is or is not to be planned, and suggests best practice advice as to what course of action to be taken. By automating a great deal of the "process" and administrative burden of management, ActionManager allows management, at all levels, to devote more time to customer-related and employee related activities and to improve their over-all planning and decision making. The use of the ActionManager applications are intended to result in cost savings and improved staff and customer focus in the store. ActionManager applications have been marketed to large, as well as small to mid-size retailers with 50 or more locations.

ActionManager is a suite of software applications grouped into three distinct solutions areas. Each ActionManager solution incorporates the core ActionBase and ActionBoard technologies that allow a multi-unit organization to embed a company's "best practice" solutions into the system.

         ActionBase
         ----------
         ActionBase provides a set of utilities for menu creation, maintenance and security. ActionBase is designed to efficiently and effectively manage and control the software deployed to remote locations and insure that all locations have the same consistent interfaces.

         ActionBoard
         -----------
         ActionBoard is a user defined, rules based, and real-time display of events requiring immediate managerial attention. ActionBoard provides best practices advice to location managers through the critical alerts process and the recommended action to be taken. This is accomplished by embedding corporate rules and practices in an application that cross-references and consolidates operating data.

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

The following describes the ActionManager software solutions and the individual applications within them:

         Workflow and Information Management
         -----------------------------------
         The Workflow and Information Management solution consists of the applications: ActionForm, ActionMail, CashSheet, ScoreTracker, Internet Mail Gateway, Action Gatekeeper, ReadyReference, and ReportBuilder which automate data collection and distribution, insuring consistent data flow both to and from the locations and the corporate office.

         Labor Management
         ----------------
         The Labor Management solution consists of the applications: Scheduler, Forecaster and TimeMeter. These applications are designed to address the problems of managing staff and insuring that staff is performing the right tasks at the right time and in the right place. Labor requirements are determined by analyzing the results created by the Forecaster and compliance to schedules and monitoring time punches are provided by the TimeMeter application.

         HR Management
         -------------
         The HR Management solution consists of the applications: SmartHire, Interactive Tutor, Checkup, and HRAction, which provide an automated process for personnel selection, training, and retention. These applications are intended to assist managers by automating many of the time consuming tasks that are associated with the hiring and training process.

Profit Optimization and Business Operations Consulting (consulting services)
----------------------------------------------------------------------------
The consulting group's staff has extensive knowledge of the business operations aspects of retail businesses. The consulting group provides consulting services ranging from accelerated implementations (consultation support in conjunction with the customer's staff), to project level advisory consulting. Focused primarily on the implementation of the ActionManager and Fresh Market Manager applications, the professional services consultants assist customers in decision-making and implementing the software.

         Accelerated Implementation Strategy
         -----------------------------------
         Using experience and industry expertise, the team focuses on identifying the company's mission, crucial business elements within the client company, developing a rapid implementation program, and providing the customer with continued assistance. The elements of this strategy include:

         o On-site support for pre-implementation analysis of requirements
         o        Consultants to augment the customer's project team
         o Defined project plans with time lines created to meet customer requirements
         o        On-site support for installation and verification
         o Completion and delivery of post-implementation and return on investment analysis

         Implementation Assistance Services
         ----------------------------------
         An additional service provided to the customers including:

         o Project management and consulting support for customer project teams
         o        Business rule recommendations and tailoring
         o        Technical systems analysis, assessment and configuration
         o        On-site training and educational services


Patents and Proprietary Rights
------------------------------
The Company owns or controls 8 U.S. patents, 4 patents pending, 8 U.S. trademarks and 37 U.S. copyrights relating to its software technology. The Company has 14 international patents and patent applications pending. The patents referred to above are continuously reviewed and renewed as their expiration dates as they come due.

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

Government Regulation and Approval
----------------------------------
Like all businesses, the Company is subject to numerous federal, state and local laws and regulations, including regulations relating to patent, copyright, and trademark law matters.

Cost of Compliance with Environmental Laws
------------------------------------------
The Company currently has no costs associated with compliance with environmental regulations, and does not anticipate any future costs associated with environmental compliance; however, there can be no assurance that it will not incur such costs in the future.

Research and Development
------------------------
Total research and development expenditures were $1,304,151 and $2,100,695 for the years ended June 30, 2004 and 2003, respectively; a 38% decrease. 2003 expenditures include $948,788, which were capitalized. With the completion of the Fresh Market Manager and ActionManager products, fewer resources will be necessary for enhancements and other maintenance activities.

Reports to Security Holders
---------------------------
The Company is subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, it files annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information at the Securities and Exchange Commission's public reference rooms in Washington, D.C. and Chicago, Illinois. The Company's filings are also available to the public from commercial document retrieval services and the Internet world wide website maintained by the Securities and Exchange Commission at www.sec.gov.

Employees
---------
As of June 30, 2004, the Company had 30 employees, including 9 software developers and programmers, 8 sales, marketing and account management employees, 7 software service and support employees and 6 accounting and administrative employees. All of these employees work for the Company on a full time basis. The employees are not represented by any labor union.

                        Item 2. Description of Properties
                        ---------------------------------

The principal place of business operations is 333 Main Street, Park City, Utah. The Company leases approximately 9,500 square feet at this location, consisting primarily of office and storage areas. The Company is currently investigating other locations.

                            Item 3. Legal Proceedings
                            -------------------------

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

Approximately two weeks following the filing of the complaint against The Yankee Companies, the Company was served with a complaint by Yankee Companies and others, alleging sales of unregistered securities, securities fraud, registration violations, fraud negligent misrepresentation, and breach of loan agreement. On or about February 5, 2003 the case was dismissed based on the fact that the Utah case filed by the Company was filed first and all issues can be argued in that case. That case is still in the discovery stage with a trial date of April 18, 2005. Settlement efforts are on-going.


           Item 4. Submission of Matters to a Vote of Security Holders
           -----------------------------------------------------------

                                      None

                                     PART II
        Item 5. Market for Common Equity and Related Stockholder Matters
        ----------------------------------------------------------------

Dividend Policy
---------------

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

Share Price History
-------------------

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

           Fiscal Year 2003                     Low                  High
           ----------------                     ---                  ----
          September 30, 2002                   $0.05                 $0.10
           December 31, 2002                   $0.01                 $0.07
            March 31, 2003                     $0.01                 $0.10
             June 30, 2003                     $0.01                 $0.10

           Fiscal Year 2004
           ----------------
          September 30, 2003                   $0.03                 $0.07
           December 31, 2003                   $0.02                 $0.05
            March 31, 2004                     $0.04                 $0.17
             June 30, 2004                     $0.07                 $0.14


Holders of Record
-----------------

At September 10, 2004 there were 2,344 holders of record of Common Stock and shares issued and outstanding of 266,663,741. The number of holders of record and shares issued and outstanding was calculated by reference to the stock transfer agent's books.

Issuance of Securities
----------------------

Subsequent to June 30, 2002 shares of common stock were issued as follows:

o In August and November 2002, the CEO of the Company and two members of the Board of Directors received in accordance with anti-dilution rights, additional shares of common stock and adjustments to the corresponding warrants. In August 2002, 1,450,000 additional shares of common stock were issued to the CEO, the exercise price of the warrants was decreased to $0.10 per share from $0.11 and $0.24, and the number of shares of common stock to be purchased under the warrants was increased to 880,000 and 2,880,000 from 800,000 and 1,200,000, respectively. In November 2002, 1,478,571 additional shares of common stock were issued to the CEO, the exercise price of the warrants was decreased to $0.04 per share, and the number of shares of common stock to be purchased under the warrant was increased to 9,400,000 in total. In August 2002, 2,658,334 additional shares of common stock were issued to the two directors, the exercise price of the warrants was decreased to $0.10 per share from $0.11 and $0.24, respectively, and the number of shares of common stock to be purchased under the warrants was increased to 1,980,000 and 4,480,001 from the 1,800,000 and 1,866,667, respectively. In November 2002, 2,710,714 additional shares of common stock were issued, the exercise price of the warrants was decreased to $0.04 per share, and the number of shares of common stock to be purchased under the warrants was increased to 16,150,002.
o In December 2002, as consideration for extension of payment on the Note Payable to Riverview Financial Corporation ("Riverview"), the majority shareholder of PCG, the Company issued 7,000,000 shares of common stock to Riverview. The CEO of PCG is also majority owner and CEO of Riverview.
o In December 2002 the Company obtained a $2,000,000 note payable funding from a related party, a $250,000 advance from Riverview and a credit facility of $200,000 from Riverview. The Company issued 3,809,524 shares of common stock as a fee for the financing, and issued 857,143 shares of common stock to Riverview in connection with the financing.

o In May 2003 349,901 shares of common stock were issued for consulting services.
o In June 2003 the Company issued 4,575,033 shares of common stock to officers and members of management in lieu of cash compensation. These shares included 750,006 to the CEO and 450,000 to a director in his capacity of Acting CFO.
o In June 2003 the Company issued 1,575,000 shares in settlement of a claim arising from the Reorganization with Amerinet Group.com, Inc. ("Amerinet") in June 2001.
o In September 2003 the Company issued 525,000 shares in settlement of a lawsuit with Debra Elenson arising from the Reorganization with Amerinet.
o In September 2003 100,000 shares of common stock were issued for consulting services.
o In October 2003 the Company issued 1,738,680 shares of common stock to certain directors, an officer and others in connection with the extension of the Bridge Loan notes payable.
o In October 2003 100,000 shares of common stock were issued for consulting services.
o In October 2003 1,250,000 shares of common stock were issued for legal fees.
o In November 2003 1,000,000 shares of common stock were issued for legal fees.
o In November 2003 100,000 shares of common stock were issued for consulting services.
o In November 2003 1,000,130 shares of common stock were issued to employees in lieu of cash compensation.
o In November 2003 1,738,680 shares of common stock were issued to certain directors, an officer and others in connection with the extension of the Bridge Loan notes payable.
o In December 2003 100,000 shares of common stock were issued for consulting services.
o In December 2003 15,714,286 shares of common stock were issued to Riverview Financial Corporation ("Riverview") for conversion of $1,100,000 of outstanding accrued interest. A new note was signed for the remaining accrued interest and original principal balance.
o In January 2004 168,000 shares of common stock were issued for consulting services.
o In January 2004 100,000 shares of common stock were issued for consulting services.
o In January 2004 the Company issued 1,896,079 shares in settlement of a lawsuit with Leonard Tucker arising from the Reorganization with Amerinet.
o In February 2004 the Company issued 562,503 shares of common stock to the CEO in lieu of cash compensation.
o In February 2004 100,000 shares of common stock were issued for consulting services.
o In February 2004 414,672 shares of common stock were issued to employees in lieu of cash compensation.
o In February 2004 1,448,891 shares of common stock were issued to certain directors, an officer and others in connection with the extension of the Bridge Loan notes payable.
o In February 2004 66,000 shares of common stock were issued for consulting services.
o In March 2004 116,000 shares of common stock were issued for consulting services.
o In March 2004 168,420 shares of common stock were issued to board members in lieu of cash compensation.
o In March 2004 86,923 shares of common stock were issued for consulting services.
o In March 2004 the company issued 7,966,667 shares of common stock to certain directors and an officer as exercise of options. These shares included 2,000,000 to the CEO.
o In March 2004 the company issued 1,529,917 for conversion of two notes payable.
o In March 2004 the Company issued 2,608,796 shares of common stock to officers and members of management in lieu of cash compensation. These shares included 71,759 to the CEO and 634,262 to the CFO.
o In April 2004 225,000 shares of common stock were issued for legal fees.
o In April 2004 66,000 shares of common stock were issued for consulting services.
o In April 2004 14,354,247 shares of common stock were issued to certain directors, an officer and others in connection with the conversion of the Bridge Loan notes payable into stock. In May 2004, 4,852,864 shares were surrendered pursuant to the conversion agreements, which had previously been issued October 2003, November 2003 and February 2004 for extension of the Bridge Loan notes payable.
o In May 2004 358,694 shares of common stock were issued to employees in lieu of cash compensation.
o In May 2004 66,000 shares of common stock were issued for consulting services.
o In June 2004 66,000 shares of common stock were issued for consulting services.
o In June 2004 the Company issued 608,850 shares of common stock to officers and members of management in lieu of cash compensation. These shares included 121,770 to the CEO and 121,770 to the CFO.
o In June 2004 2,484,072 shares of common stock were issued to the CEO due to the extension of the Riverview Note.
o In July 2004 the company issued 1,000,000 share of common stock as consideration for extension of payment on the Note Payable to Whale Investments.

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

Overview
--------
The principal business is the design, development, marketing and support of proprietary software products. These software products are designed to be used in retail and grocery businesses having multiple locations by assisting individual store locations and corporate management with managing daily business operations and communicating results of those operations in a timely manner.

In accordance with U.S. generally accepted accounting principles, all software development costs were expensed as incurred through December 31, 2000, with the software having been viewed as an evolving product. During January 2001, technological feasibility of major revisions to the Fresh Market Manager software and the ActionManager version 4 development platform was established. In accordance with U.S. generally accepted accounting principles, development costs for Fresh Market Manager software incurred from January 2001 through September 2002, totaling $1,063,515, were capitalized. These costs are being amortized on a straight-line basis over four years, beginning in September 2002 when the product was available for general release to customers. Development costs for ActionManager totaling $2,242,079, incurred from January 2001 through March 2003, when the product became available for release to customers, were capitalized. The Company has focused it sales and marketing resources on its Fresh Market Manager software products, and intends to continue selling ActionManager software primarily through alliances with other software companies or software resellers. These distribution channels for ActionManager software have not yet been proven to provide the level of sales necessary to support the continued economic viability of the ActionManager capitalized development costs. Consequently, $2,242,079 of capitalized development costs associated with the ActionManager products were charged to expense in June 2003.

The consolidated balance sheet does not reflect any value attributable to intellectual property, the cost of which has been expensed as incurred. To date, development and intellectual property expenditures have resulted in the development of applications of the ActionManager and Fresh Market Manager software, along with eight granted software patents and four patent applications, with numerous separate trademarks and copyrights.

Through June 30, 2004 the Company has accumulated aggregate consolidated losses totaling $17,051,168 which includes net losses of $675,243 and $5,003,355 for years ended June 30, 2004, and 2003, respectively.

Management's Discussion and Analysis
------------------------------------

Years Ended June 30, 2004 and 2003
----------------------------------
During the year ended June 30, 2004, the Company had total revenues of $6,029,823, compared to $5,350,182 in 2003, a 16% increase. Software license sales were $3,245,557 and $2,647,188 for 2004 and 2003, respectively, a 23%
increase. This increase was primarily attributable to sales to new Fresh Market Manager ("FMM") customers and to a software reseller. Maintenance and support revenues increased by 12% over 2003, primarily from maintenance agreements with new customers. The average customer of Park City Group purchases maintenance support services for 5 years. Consulting revenue decreased by 24% over 2003 primarily attributable to implementation services for new Fresh Market Manager customers during 2003. The Company expects maintenance and support revenue for the year ending June 30, 2005 to be consistent with 2004. Some customers may discontinue maintenance agreements, but maintenance agreements with new customers should replace discontinuing customers, and may result in a similar growth in maintenance revenue.

Deferred revenue was $1,111,915 and $1,218,070 at June 30, 2004 and 2003,
respectively, a decrease of 9%. This decrease is primarily attributable to decreased outstanding contractual obligations on contracts.

Research and development expenses (after capitalization of software development costs) were $1,304,151 and $1,151,907 for 2004 and 2003, respectively, a 13%
increase. This increase is primarily because the Company stopped capitalizing software development costs for FMM in September 2002 and for ActionManager in March 2003. Research and development costs continue for both products for enhancements and upgrades.

Sales and marketing expenses were $977,890 and $1,460,283 for 2004 and 2003, respectively, a decrease of 33%. This decrease is primarily attributable to a reduction in the sales force during the later half of the year ended June 30, 2003 and the addition of a strategic alliance partnership with CRS Retail Systems to exclusively marketing the Company's products in the specialty retail segment.

General and administrative expenses were $2,058,054 and $2,181,089 for 2004 and 2003, respectively, a 6% decrease. This decrease is primarily attributable to legal fees for ongoing lawsuits and settlement costs of claims and lawsuits.

Interest expense was $1,540,417 and $2,216,308 for 2004 and 2003, respectively, a 30% decrease. This decrease is attributable principally to: (i) expiration of amortization on warrants associated with the Bridge Note financing from directors and an officer; (ii) conversion of 1.1 million in debt that was accruing interest on the note payable to Riverview into stock.

The gain on settlement of payable in 2004 is attributable to the Company and its office space lessor re-negotiating the amount payable to the lessor.

The gain on forgiveness of debt in 2004 is attributable to certain bridge note holders, including an officer and directors, agreeing to cancel certain amounts payable to them pursuant to the terms of the Bridge Note C agreements.

Financial Position, Liquidity and Capital Resources
---------------------------------------------------
The Company had $312,817 in cash at June 30, 2004 compared with $69,305 at June 30, 2003, an increase of $243,512. Working capital deficit at June 30, 2004 decreased to $587,977, compared to $5,988,254 at June 30, 2003. The decrease in the working capital deficit is principally attributable to the extension of payment dates on the notes payable to Riverview and Whale Investments, which are now due in July, 2007 and December, 2005, respectively.

During the year ended June 30, 2004 the operations of the Company provided net cash of $62,264, compared to net cash provided $23,278 for 2003.

The sales focus of the Company is primarily on the promotion of Fresh Market Manager (FMM), by parlaying the success of our most recent licensees to drive sales momentum in this industry segment (grocery), and taking advantage of the sales potential by increasing the licensing of new customers. The direct licensing sales cycle for FMM has proven that most customers requiring several months from initial contact to licensing. Therefore, the PAYGo (Pay-As-You-Go) subscription service offering has been put into place. Prospective customers find that the monthly subscription offering gives them a low cost, low risk option to try the Company's software. The average sales cycle for a PAYGo license is 3-4 months, shorter than for the license software decision and provides the additional benefit of recurring revenue to the company. Demonstrations of the product have been made to a significant number of potential customers, and proposals are outstanding to many of these potential customers. Management believes that new license sales will increase as the sales pipeline, although longer than anticipated, begins to yield additional revenue. Our working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including: (i) changes in the software industry and environment which may require additional modifications to our software and platforms; (ii) the pace at which our products are accepted by and sold into the market and the related sales and marketing effort and support requirements, and (iii) changes in existing financing arrangements. The Company is pursuing opportunities to sell its ActionManager and Fresh Market Manager products through alliances with other software vendors (CRS Retail Systems) and companies ( Kurt Salmon Associates) selling to the retail industry. The success of this selling strategy is dependent on establishing these alliances and the efforts of the other companies.

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

Inflation
---------
The impact of inflation is not expected to have a significant effect on operations.

Risk Factors
------------
The Company is subject to certain other risk factors due to the organization and structure of the business, the industry in which it competes and the nature of its operations. These risk factors include the following:

Risk Factors Related to the Company's Operations
------------------------------------------------

Initially revenues will be smaller due to the subscription service model.
-------------------------------------------------------------------------
The Company anticipates that there will be an impact of smaller quarterly revenues because of the nature of the PAYGo (Pay-As-You-Go) subscription service offering. It will mean that evaluation of the Company's overall revenue growth will need to be seen on a longer timeframe basis as the revenues through anticipated increases in recurring revenue will ultimately result in more consistent revenue flow.

Continued net losses could impair the ability to raise capital.
---------------------------------------------------------------
The Company cannot accurately predict future revenues. The future marketing strategy emphasizes sales activities for the Fresh Market Manager applications; if this marketing strategy fails, revenues and operations will be negatively affected. All Park City Group applications are designed to be highly flexible so that they can work in multiple retail and supplier environments such as grocery stores, convenience stores, and quick service restaurants. There is no assurance that the market will accept the Fresh Market Manager applications in proportion to the increased marketing of this product line, although current business activity might suggest that the market opportunity and acceptance of the Fresh Market Manager product line are positive. It is possible that the Company may face significant competition that may negatively affect demand for the Fresh Market Manager applications, including the public's preference for competitor's new product releases or updates over the Company's releases or updates. If the Fresh Market Manager applications marketing emphasis fails, the Company will need to refocus its marketing strategy to ActionManager product offerings, which could lead to increased marketing costs, delayed revenue streams, and otherwise negatively affect operations.

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

Because these markets are subject to such rapid change, the life cycle of the products is difficult to predict; accordingly, the Company is subject to following risks: o Whether or how the Company will respond to technological changes in a timely or cost-effective manner, o Whether the products or technologies developed by competitors will render the products and services less attractive to potential buyers or shorten the life cycle of the Company's products and services, and o Whether products and services will achieve and sustain market acceptance.

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

Operating results may fluctuate, which makes it difficult to predict future performance.
--------------------------------------------------------------------------------

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

Because of the foregoing factors, Management expects future operating results to fluctuate. As a result of such fluctuations, it will be difficult to predict operating results. Period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon as an indicator of future performance. In addition, a relatively large portion of the Company's expenses will be relatively fixed in the short-term, particularly with respect to facilities and personnel. Therefore, future operating results will be particularly sensitive to fluctuations in revenues because of these and other short-term fixed costs.

The Company may be unable to collect receivables in amounts previously estimated.
--------------------------------------------------------------------------------
In accordance with United States generally accepted accounting principles, the Company has established allowances against its receivables for the estimated uncollectible portion of receivables. However, the Company may experience collection rates below its established allowances, which could reduce the amount of available funds and require additional allowances. There can be no assurance that the Company will be able to collect its receivables in sufficient amounts. Failure to collect adequate amounts of its receivables could materially adversely affect the business and results of operations.

Some competitors are larger and have greater financial and operational resources that may give them an advantage in the market.
--------------------------------------------------------------------------------
Many of the Company's competitors are larger and have greater financial and operational resources. This may allow them to offer better pricing terms to customers in the industry, which could result in a loss of potential or current customers or could force the Company to lower prices. Any of these actions could have a significant effect on revenues. In addition, the competitors may have the ability to devote more financial and operational resources to the development of new technologies that provide improved operating functionality and features to their product and service offerings. If successful, their development efforts could render the Company's product and service offerings less desirable to customers, again resulting in the loss of customers or a reduction in the price the Company can demand for our offerings.

The Company needs to hire and retain qualified personnel to sustain its business.
--------------------------------------------------------------------------------
The Company is currently managed by a small number of key management and operating personnel. There are no employment agreements with most of the employees. Future success depends, in part, on the continued service of key executive, management, and technical personnel, some of whom have only recently been hired, and the ability to attract highly skilled employees. If key officers or employees are unable or unwilling to continue in their present positions, business could be harmed. From time to time, the Company has experienced, and expects to continue to experience, difficulty in hiring and retaining highly skilled employees. Competition for employees in the industry is intense. If the Company is unable to retain key employees or attract, assimilate or retain other highly qualified employees in the future, it may have a material adverse effect on the business and results of operations.

The Company is dependent on the continued participation of certain key executives and personnel to effectively execute its business plan and strategies and must effectively integrate its management team.
--------------------------------------------------------------------------------
The business is dependent on the continued services of its founder and Chief Executive Officer, Randall K. Fields. Should the services of Mr. Fields be lost, operations will be negatively impacted. The Company currently maintains three key man insurance policies on Mr. Fields life in the amount of $10,000,000 each. The beneficiary of each policy is (1) to the Fields Trust, (2) to Park City Group, Inc. and (3) to the Fields Trust. The third policy is a new policy which will replace the first policy as soon as all contingencies and waiting periods have been removed from the new policy.. The loss of the services of Mr. Fields would have a materially adverse effect on the business.

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

The business is currently dependent on a limited customer base; should any of these customer accounts be lost, revenues will be negatively impacted.
--------------------------------------------------------------------------------
The Company expects that existing customers will continue to account for a substantial portion of total revenues in future reporting periods. The ability to retain existing customers and to attract new customers will depend on a variety of factors, including the relative success of marketing strategies and the performance, quality, features, and price of current and future products. Accordingly, if customer accounts are lost or customer orders decrease, revenues and operating results will be negatively impacted. In addition, future revenues will be negatively impacted if the Company fails to add new customers that will make purchases of its products and services.

The Company may be unable to raise necessary funds for operations.
--------------------------------------------------------------------------------
The Company anticipates that we need to raise additional funds to meet cash flow and capital requirements. In the past, the Company has frequently experienced cash flow shortages because not enough cash has been generated from operations to cover expenses. Raising additional funds will be necessary to meet capital needs. There can be no assurance that such financing will be available in amounts or on acceptable terms, if at all. Further, the lack of tangible assets to pledge could prevent the Company from establishing debt-based sources of financing. The inability to raise necessary funding would adversely affect the ability to successfully implement the business plan. There can be no assurance that the Company will be able to obtain additional financing to meet the current or future requirements on satisfactory terms, if at all. Failure to obtain sufficient capital could materially adversely affect the business and results of operations.

The Company faces risks associated with proprietary protection of its software.
-------------------------------------------------------------------------------
The Company's success depends on its ability to develop and protect existing and new proprietary technology and intellectual property rights. It seeks to protect its software, documentation and other written materials primarily through a combination of patents, trademark, and copyright laws, confidentiality procedures and contractual provisions. While the Company has attempted to safeguard and maintain its proprietary rights, there are no assurances there it will be successful in doing so. Competitors may independently develop or patent technologies that are substantially equivalent or superior.

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

The Company incorporates third party software providers' licensed technologies into its products; the loss of these technologies may prevent sales of its products or lead to increased costs.
--------------------------------------------------------------------------------
The Company now licenses, and in the future will license, technologies from third party software providers that are incorporated into its products. The loss of third-party technologies could prevent sales of products and increase costs until substitute technologies, if available, are developed or identified, licensed and successfully integrated into the products. Even if substitute technologies are available, there can be no guarantee that the Company will be able to license these technologies on commercially reasonable terms, if at all.

The Company may discover software errors in its products that may result in a loss of revenues or injury to its reputation.
--------------------------------------------------------------------------------
Non-conformities or bugs ("errors") may be found from time to time in the existing, new or enhanced products after commencement of commercial shipments, resulting in loss of revenues or injury to the Company's reputation. In the past, the Company has discovered errors in its products and, as a result, has experienced delays in the shipment of products. Errors in its products may be caused by defects in third-party software incorporated into the products. If so, these defects may not be able to be fixed without the cooperation of these software providers. Since these defects may not be as significant to the software provider as they are to the Company, it may not receive the rapid cooperation that may be required. The Company may not have the contractual right to access the source code of third-party software and, even if it does have access to the source code, it may not be able to fix the defect. Since its customers use its products for critical business applications, any errors, defects or other performance problems could result in damage to the customers' business. These customers could seek significant compensation from the Company for their losses. Even if unsuccessful, a product liability claim brought against the Company would likely be time consuming and costly.

The Company's officers and directors serve as officers and directors of other corporations and have ownership interests in other corporations; conflicts of interest may arise which are not resolved in the Company's favor and which may negatively impact its operations and financial condition.
--------------------------------------------------------------------------------
The officers and directors are in a position to control their own compensation and to approve dealings by the Company with other entities with which these principals are also involved. For example, if a company affiliated with one of the directors were to be considered as a possible strategic alliance, the director would have a conflict of interest in negotiating the most favorable terms for the director's affiliated company or Park City Group. As a result there will be conflicts of interest. There is no assurance that these conflicts will be resolved in the Company's favor.

The Chief Executive Officer, Randall K. Fields, has a 100% ownership interest in Riverview Financial Corp. that has entered into financial transactions with the Company; these transactions present conflicts of interest that may not be resolved in the Company's favor.

Park City Group has an unpaid promissory note due to Riverview Financial Corp. ("Riverview") in the amount of $3,296,406 with interest payable at 12% per annum.

The Company may continue to have other transactions with Riverview that may create conflicts of interest between its interests and Mr. Fields' sole ownership of Riverview. There is no assurance that these conflicts will be resolved in the Company's favor.

The Company's officers and directors have limited liability and indemnification rights under its organizational documents, which may impact its results.
--------------------------------------------------------------------------------
The officers and directors are required to exercise good faith and high integrity in the management of the Company's affairs. The certificate of incorporation and bylaws, however, provide, that the officers and directors shall have no liability to the stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. The certificate of incorporation and bylaws also provide for the Company to indemnify the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate the business or conduct the internal affairs, provided that the officers and directors reasonably believe such actions to be in, or not opposed to, the Company's best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

Market and Capital Risks
------------------------
Future issuances of the Company's shares may lead to future dilution in the value of its common stock, a reduction in shareholder voting power, and prevent a change in Company control. The shares may be substantially diluted due to the following:
o Issuance of common stock in connection with funding agreements with third parties and future issuances of common and preferred stock by the Board of Directors, and
o The Board of Directors has the power to issue additional shares of common stock and preferred stock and the right to determine the voting, dividend, conversion, liquidation, preferences and other conditions of the shares without shareholder approval.

Stock issuances may result in reduction of the book value or market price of outstanding shares of common stock. If the Company issues any additional shares of common or preferred stock, proportionate ownership of common stock and voting power will be reduced. Further, any new issuance of common or preferred shares may prevent a change in control or management.

Issuance of preferred stock could depress the market value of current shareholders and could have a potential anti-takeover effect.
--------------------------------------------------------------------------------
The Company has 30,000,000 authorized shares of preferred stock that may be issued by action of the Board of Directors. The Board of Directors may designate voting control, liquidation, dividend and other preferred rights to preferred stock holders. The Board of Directors' authority to issue preferred stock without shareholder consent may have a depressive effect on the market value of the common stock. The issuance of preferred stock, under various circumstances, could have the effect of delaying or preventing a change in control or other take-over attempt and could adversely affect the rights of holders of the shares of common stock.

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

Because the common stock is considered a penny stock, any investment in the common stock is considered to be a high-risk investment and is subject to restrictions on marketability.
--------------------------------------------------------------------------------
The common stock has traded on the Over-the-Counter Bulletin Board since June 2001. The bid price of the common stock has been less than $5.00 during this period. The Company is subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of the common stock.

Broker-dealer practices in connection with transactions in penny stocks are regulated by certain penny stock rules adopted by the Securities and Exchange Commission.
--------------------------------------------------------------------------------
Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receives the purchaser's written agreement to the transaction.

Because the Company is subject to the penny stock rules its shareholders may find it difficult to sell their shares.


                          Item 7. Financial Statements
                          ----------------------------

See the index to consolidated financial statements and consolidated financial statement schedules included herein as Item 13.

       Item 8. Changes In and Disagreements With Accountants on Accounting
                            and Financial Disclosure
       -------------------------------------------------------------------
                                      None.

                        Item 8A. Controls and Procedures
                        --------------------------------

(a)      Evaluation of disclosure controls and procedures.

         Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Park City Group, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

(b)      Changes in internal controls over financial reporting.

         In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during fiscal year ended June 30, 2004. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.


                           Item 8B. Other Information
                           --------------------------

                                      None.


                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

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

         Name               Age                 Position - Committee
         ----               ---                 --------------------

  Randall K. Fields          57                Chief Executive Officer
                                         Chairman of the Board and Director
    *Peter Jensen            55        Chief Financial Officer and Secretary
  **William Dunlavy          49        Chief Financial Officer and Secretary
   William R. Jones          69        Director and Audit Committee Chairman
  Bernard F. Brennan         66                       Director
 ***Edward C. Dmytryk        58                       Director
   Anthony E. Meyer          43                       Director


  * Appointed CFO on 6/3/03 - Deceased 8/21/04
 ** Appointed to CFO on 8/23/04
*** Became acting CFO of the Company on 10/11/02, resigned as acting CFO on 6/3/03

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

Peter Jensen had been Chief Financial Officer from June 3, 2003 to August 21, 2004. Prior to joining Park City Group Mr. Jensen was a partner at the CPA firm of Niederhauser & Davis, LLC in Park City, Utah from July 2000. From 1996 to 2000 Mr. Jensen was a vice president of Enstor, LP, a developer of energy projects. Mr. Jensen had previously served as Treasurer of Plantronics, Inc., a publicly traded communications equipment manufacturer, and as Senior Manager at the CPA firm of KPMG. Mr. Jensen received a Bachelor of Science degree in Accounting from Brigham Young University and a Masters of Business Administration from Santa Clara University. Mr. Jensen unexpectedly passed away on August 21, 2004.

William Dunlavy has been appointed CFO and Secretary as of August, 2004. Mr. Dunlavy joined Fresh Market Manager LLC in 1999 as its Chief Operating Officer and continued in the same capacity with the acquisition of Fresh Market Manager LLC in 2001. He has been responsible for the design of the business functionality in the Fresh Market Manager product in addition to his business operations activities for Park City Group. He was formerly the Chief Operating Officer at Mrs. Fields Cookies, Director of Operations at Golden Corral Family Restaurants, head of Fresh Foods at Harris Teeter, Inc. and head of Fresh Foods at Raley's and Bel Air Supermarkets. He has also served as a board member of the International Deli, Dairy, Bakery Association.

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



                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                         Item 10. Executive Compensation
                         -------------------------------

The following table sets forth information concerning the compensation paid to the Company's Chief Executive Officer, and all persons serving as the Company's most highly compensated executive officers other than its chief executive officer, who were serving as executive officers as of June 30, 2004 and whose annual compensation exceeded $100,000 during such year (collectively the "Named Executive Officers").

                                                    SUMMARY COMPENSATION TABLE

                                              Annual Compensation                 Long-Term Compensation Awards
                                              -------------------                 -----------------------------

                                                                               Restricted        Securities
                                                               Other Annual      Stock           Underlying     LTIP
   Name and Principal        Year/      Salary                 Compensation      Awards         Options/SARs   Payouts
        Position            Period        ($)        Bonus ($)       ($)           ($)               (#)         ($)
   ------------------       ------     ---------    ---------- -------------   ----------       -------------  ---------
    Randall K. Fields         2004      317,500*       4,377     46,760 (1)       50,000               -           -
   Chairman, President        2003      330,000        6,477     41,185 (1)       24,167               -           -
         and CEO              2002      358,750            -     48,335 (1)            -               -           -

     Shaun Broadhead          2004      100,000        4,377          -           50,000               -           -
     PCG Director of          2003      108,750        6,477        675 (2)       24,167               -           -
       Research &             2002      127,708            -      2,554 (2)            -               -           -
       Development

      Carolyn Doll            2004      100,000        4,377          -           50,000               -           -
   PCG Vice-President         2003      105,000        6,477        600 (3)       24,167               -           -
        Marketing             2002      120,000            -      2,400 (3)            -               -           -

      Will Dunlavy            2004      100,000        4,377          -           50,000               -           -
   PCG Vice-President         2003      103,750       31,477        575 (4)       24,167               -           -
       Operations             2002      115,000        6,250      2,425 (4)            -               -           -

      Peter Jensen            2004       99,167 (6)    4,377          -           50,000               -           -
 Chief Financial Officer      2003       13,333            -          -            5,667               -           -
   Corporate Secretary

       Paul Baird             2004        8,333 (5)        -          -                -               -           -
   PCG Vice-President         2003      112,500        6,477        625 (5)       24,167               -           -
   Consulting Services        2002       75,000       10,080     40,938 (5)            -               -           -
----------------------

* A significant part of Mr. Fields salary is paid to a management company wholly owned by Mr. Fields.
(1) These amounts include Employer contributions to the Company's 401(k) Plan for the benefit of Mr. Fields in the amounts of $0.00, $1,608 and $5,278 for 2004, 2003,and 2002, respectively, as well as payments for unused accrued vacation and sick leave of $0.00, $39,577 and $43,076 for 2004, 2003 and 2002, respectively; Premiums paid on Life Insurance policy of $27,614, Company car related expenses of 14,880, and medical premiums of $4,267
(2) These amounts represent employer contributions to the Company's 401(k) Plan for the benefit of Mr. Broadhead;

(3) These amounts include employer contributions to the Company's 401(k) Plan for the benefit of Ms. Doll;
(4) These amounts represent the employer contribution to the Company's 401(k) Plan for the benefit of Mr. Dunlavy;
(5) Mr. Baird started with Park City Group in January 2002 and left the Company in July 2003. These amounts includes employer contributions to the Company 401K plan for the benefit of Mr. Baird, as well as $40,000 of reimbursed relocation expenses in 2002;
(6) Deceased, August 21, 2004.

Employment Agreement with Randall K. Fields
-------------------------------------------
Park City Group has an employment agreement with its president and chief executive officer, Randall K. Fields, dated effective January 1, 2001, and revised effective July 1, 2003. The compensation for Mr. Fields, under the terms of the revision, provides for a portion of the compensation to be provided pursuant to an employment agreement and the balance to be provided pursuant to the terms of a services agreement between the Company and Fields Management, Inc., an executive management services provider, a company wholly owned by Mr. Fields. The term of the two agreements is five years ending June 30, 2008, with automatic one-year renewals. The combined agreements provide for: o An annual base compensation of $350,000, o Use of a company vehicle, o Employee benefits that are generally provided to Park City Group, Inc. employees, and o A bonus to be determined annually by the Compensation Committee of the Board of Directors.

Effective October 1, 2002, Mr. Fields agreed to a temporary, but indefinite, reduction of his base compensation to $317,500.

Director Compensation
---------------------
The continuing outside directors, Edward C. Dmytryk, Thomas W. Wilson, Jr., William R. Jones, Bernard F. Brennan, and Anthony E. Meyer receive the following compensation:

         Annual cash compensation of $10,000 payable at the rate of $2,500 per quarter. The Company has the right to pay this amount in the form of shares of Company Stock.

401(k) Retirement Plan.
-----------------------
The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 21 are immediately eligible to participate. The Company, at its discretion, matches 50% of the first 4% of each employee's contributions. No matching contribution was made after September 30, 2002. The expense related to the plan for the year ended June 30, 2004 was $12,903.

Indemnification for Securities Act Liabilities
----------------------------------------------
Nevada law authorizes, and the Company's Bylaws and Indemnity Agreements provide for, indemnification of the Company's directors and officers against claims, liabilities, amounts paid in settlement and expenses in a variety of circumstances. Indemnification for liabilities arising under the Act may be permitted for directors, officers and controlling persons of the Company pursuant to the foregoing or otherwise. However, the Company has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Stock Options and Warrants
--------------------------
The Company has stock option plans that enable it to issue to officers, directors, consultants and employees nonqualified and incentive options to purchase common stock. At June 30, 2004, a total of 3,309,000 of such options were outstanding with exercise prices ranging from $0.03 to $0.14 per share.

At June 30, 2004 a total of 71,861,203 warrants to purchase shares of common stock were outstanding. Of those warrants, 248,273 were assumed in the reverse acquisition; 44,131,977 were issued in connection with certain debt financings; 2,100,000 were issued in settlement of legal claims; and 25,380,953 were issued based on antidilution provisions associated with shares and warrants issued with certain transactions. These warrants have exercise prices ranging from $0.04 to $0.75 per share and expire between November 30, 2004 and November 12, 2007.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------
No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.



                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

     Item 11. Security Ownership of Certain Beneficial Owners and Management
     -----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of September 23, 2004, for each person or entity that is known to beneficially own more than 5 percent of the Common Stock. As of September 23, 2004, there were 268,716,231 shares of Common Stock outstanding.

                                                                        Amount of
  Title of                                                             Beneficial       Nature of
    Class             Name and Address of Beneficial Owner              Ownership       Ownership   Percent of Class
  --------            ------------------------------------             ----------       ---------   ----------------
   Common      Randall K.  Fields, Park City, Utah                      35,196,567 (7)    Direct         13.20%
   Common      Riverview Financial Corp., Park City, Utah (1)          111,006,785        Direct         41.63%
   Common      AW Fields Acquisition, LLC, New York, New York           45,833,335 (3)    Direct         17.19%
                                                                      ------------                      ------
                                     Total                             192,036,687                       88.31%
                                                                      ============                      ======

(1) Randall K. Fields is the president and 100% shareholder of Riverview Financial Corp.

Security Ownership of Management
--------------------------------
The following table sets forth certain information with respect to the beneficial ownership of Common Stock as of September 23, 2004, for each of the directors, each of the Named Executive Officers, and all directors and executive officers as a group. As of September 23, 2004, there were 268,716,631 shares of Common Stock outstanding.

                                                                        Amount of
  Title of                                                             Beneficial       Nature of
    Class         Name, Position and Address of Beneficial Owner       Ownership(1)     Ownership   Percent of Class
  --------       -----------------------------------------------       -----------      ---------   ----------------
Common            Randall K.  Fields, President, CEO, Chairman        146,203,352 (2)    Direct and       54.83%
                  and Director                                                           Indirect
                  Park City, Utah

Common            Edward C.  Dmytryk, Director                          1,026,660        Direct             *
                  Ocala, Florida

Common            Thomas W.  Wilson Jr., Director                      15,374,505 (4)    Direct            5.77%
                  Westport, Connecticut

Common            William R.  Jones; Director                             283,300        Direct             *
                  Cumming, Georgia

Common            Bernard F. Brennan, Director                         15,457,552 (5)    Direct            5.80%
                  Point Vedra Beach, Florida

Common            Anthony E. Meyer                                      8,241,852 (6)    Direct            3.09%
                  New York, New York

Common            Peter Jensen, CFO and Secretary                       1,089,368        Direct             *
                  Park City, Utah

Common            William Dunlavy, CFO                                  1,964,580        Direct             *
                  Park City, Utah

Common            Executive Officers & Directors as a Group           189,641,169                         71.12%
* Less than 1%.
------------------------

(1) Beneficial ownership is determined in accordance with SEC rules and generally includes holding voting and investment power with respect to the securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.
(2) Includes 111,006,785 shares of common stock owned by Riverview Financial Corp., which is 100% owned by Randall K. Fields.
(3) Includes warrants to purchase 28,750,001 shares of common stock.
(4) Includes warrants and options to purchase 6,482,839 shares of common stock.

(5) Includes warrants and options to purchase 5,977,083 shares of common stock.
(6) Includes warrants to purchase 397,540 shares of common stock.
(7) Includes options and warrants and options to purchase 6,898,913 shares of common stock.
(8) Includes options and warrants to purchase 11,690,185 shares of common stock.

Change in Control
-----------------
The Company is not currently engaged in any activities or arrangements that it anticipates will result in a change in control of the Company.

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


             Item 12. Certain Relationships and Related Transactions
             -------------------------------------------------------

The Company has a note payable to Riverview Financial Corporation (Riverview), in the principal amount of $3,296,406 at June 30, 2004 with accrued interest of $344,679. The chief executive of Riverview is also the chief executive of the Company. In August 2002 the interest rate was increased from 10% to 12% and from simple to compounded interest. Riverview was issued 7,000,000 shares of common stock in November 2002 in consideration for an extension of the due date to January 2004. In September, 2003 the Company agreed to convert $1.1 million of accrued interest to common stock and issued a new notes payable to Riverview with a payment date of July 31, 2007. The Company issued 15,714,286 shares of common stock for the conversion. In June 2004, the Company issued 2,484,072 shares of common stock to Riverview to extend the note payable to Juuly 2007. See note 8 to the audited financial statements.

Riverview has loaned the Company $345,000 under a note payable bearing interest at 18%. Payments are made monthly for interest only, with the principal due in December 2005. Riverview was issued 857,143 shares of common stock as an inducement to make the loan. The note was extended in June, 2004 to December 2005. See note 8 to the audited financial statements.

The Company's CEO has made loans to the Company to cover short term cash needs pursuant to a line of credit promissory note payable. Repayments are made as funds are available, with a due date of June 15, 2005 and interest is at 12%. There was no balance due under the line of credit at June 30, 2004 is $0. See note 7 to the audited financial statements.

In December 2002 the Company obtained a $2,000,000 note payable funding from Whale Investment, Ltd. The note bears interest at 18%, payable monthly, and is due in December 2005, as extended. Whale Investment, Ltd. is controlled by an individual who was already a shareholder of the Company at the time of the loan. The extended note is due December 2005 and the Company paid to Whale Investments $40,000 in cash and 1,000,000 in common stock valued at $80,000 as consideration for the extension. See note 8 to the audited financial statements.

The Company has payables to employees of $36,474 at June 30, 2004 for un-reimbursed business expenses, including $2,748 due to the chief executive officer.

                    Item 13. Exhibits and Reports on Form 8-K
                    -----------------------------------------

On April 27, 2004 the company filed a Current Report on Form 8K dated April 25, 2004 announcing its financial results under Item 12 for the quarter and 9 months ending March 31, 2004.

On April 28, 2004 the company filed a Current Report on Form 8K dated April 25, 2004 announcing its financial results under Item 12 for the quarter and 9 months ending March 31, 2004.

On July 15, 2004 the company filed a Current Report on Form 8K dated July 15, 2004 announcing its preliminary financial results under Item 9 for the year ending June 30, 2004.

On August 26, 2004 the company filled a Current Report on Form 8K dated August 24, 2004 under Item 7.01 announcing the sudden death of the current Chief Financial Officer, Peter Jensen and the interim appointment of Will Dunlavy as Interim Chief Financial Officer.

Exhibits, Financial Statements and Schedules The Consolidated Financial Statements and Report of Independent Accountants are contained in this Form 10-KSB beginning on page 26.

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C
                  Section 1350

Exhibit 32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C
                  Section 1350



                  Item 14. Principal Account Fees and Services
                  --------------------------------------------

The aggregate fees billed for professional services by Tanner + Co. in fiscal year 2004 and 2003 for these various services were:

Type of Fees                        2004                  2003
------------                        ----                  ----

Audit Fees                       $ 55,700              $ 91,700
Audit-Related Fees                      -                     -
Tax Fees                            8,400                16,300
All Other Fees                        900                     -
                                 --------              --------
Total                            $ 65,000              $108,000
                                 ========              ========

In the above table, in accordance with the SEC's definitions and rules, "audit fees" are fees the Company paid Tanner + Co. for professional services for the audit of the Company's consolidated financial statements included in Form 10-K and review of financial statements included in Form 10-Qs, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; "audit-related fees" are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements; "tax fees" are fees for tax compliance, tax advice and tax planning; and "all other fees" are fees for any services not included in the first three categories.


                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PARK CITY GROUP, INC.
                                          (Registrant)


Date: October 12, 2004                    By /s/ Randall K.  Fields
                                          --------------------------------------
                                          Chief Executive Officer,
                                          Chairman of the Board and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                        Title                          Date
    ---------                        -----                          ----

                           Chief Executive Officer,             October 12, 2004
/s/ Randall K.  Fields     Chairman of the Board and Director
-------------------------  (Principal Executive Officer)
Randall K. Fields

                           Chief Financial Officer and          October 12, 2004
/s/ William Dunlavy        Secretary
-------------------------
William Dunlavy
                           Director                             October 12, 2004
/s/ Edward C.  Dmytryk
-------------------------
Edward C. Dmytryk
                           Director                             October 12, 2004
/s/ William R.  Jones
-------------------------
William R.  Jones

                           Director                             October 12, 2004
/s/ Thomas W.  Wilson, Jr.
--------------------------
Thomas W.  Wilson, Jr.

                           Director                             October 12, 2004
/s/ Bernard F. Brennan
--------------------------
Bernard F. Brennan

                           Director                             October 12, 2004
/s/ Anthony E. Meyer
--------------------------
Anthony E. Meyer

                      Park City Group, Inc. & Subsidiaries
                        Consolidated Financial Statements
                             June 30, 2004 and 2003
                   Index to Consolidated Financial Statements

                                                                       Page No.
Independent Auditors' Report Tanner + Co.                                 26
Consolidated Balance Sheet as of June 30, 2004                            27
Consolidated Statements of Operations for the years ended
  June 30, 2004 and 2003                                                  28
Consolidated Statements of Stockholders' Deficit for the years
  ended June 30, 2004 and 2003                                            29
Consolidated Statements of Cash Flows for the years ended
  June 30, 2004 and 2003                                                  30
Notes to Consolidated Financial Statements                                31

                      Park City Group, Inc. & Subsidiaries
             Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Park City Group, Inc.

We have audited the accompanying consolidated balance sheet of Park City Group, Inc. and Subsidiaries as of June 30, 2004, and the related consolidated statements of operation, stockholders' deficit, and cash flows for the years ended June 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park City Group, Inc. and subsidiaries as of June 30, 2004 and the results of their operations and their cash flows for the years ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/    Tanner + Co.
Salt Lake City, Utah
August 12, 2004

                      Park City Group, Inc. & Subsidiaries
                           Consolidated Balance Sheet
                                  June 30, 2004

                      Assets
                      ------
             Current assets:
             Cash                                                               $    312,817
             Receivables, net of allowance for doubtful
             accounts of $5,342                                                    1,143,158
             Prepaid expenses and other current assets                               199,113
                                                                                ------------
                               Total current assets                                1,655,088
                                                                                ------------

             Property and equipment, net of accumulated
             depreciation and amortization                                           127,346
             Other assets:
                      Deposits and other assets                                       32,056
                      Capitalized software costs, net
                        of accumulated amortization
                        of $465,289                                                  598,227
                                                                                ------------
                               Total other assets                                    630,283
                                                                                ------------

                               Total assets                                     $  2,412,717
                                                                                ============

                      Liabilities and Stockholders'
                      -----------------------------
             Deficit
             Current liabilities
             Accounts payable                                                   $    327,171
             Accrued liabilities                                                     772,481
             Deferred revenue                                                      1,111,915
             Current portion of capital lease
               obligations                                                            31,498
                                                                                ------------

                               Total current liabilities                           2,243,065


             Notes payable to related parties                                      3,463,235
             Long-term debt to related party, net of
               discounts of $164,927                                               1,835,072
             Capital lease obligations, less current
               portion                                                                 9,222
                                                                                ------------

                               Total liabilities                                   7,550,594
                                                                                ------------

             Commitments and contingencies                                                 -

             Stockholders' deficit:
             Preferred stock, $.01 par value, 30,000,000 shares
               authorized no shares issued,                                                -
             Common stock, $.01 par value, 300,000,000 shares
               authorized, 268,716,159 issued and outstanding                      2,687,163
             Additional paid-in-capital                                            9,333,126
             Accumulated deficit                                                 (17,158,166)
                                                                                ------------

                               Total stockholders' deficit                        (5,137,877)
                                                                                ------------

                               Total liabilities and stockholders' deficit      $  2,412,717
                                                                                ============



See accompanying notes to consolidated financial statements.

                                       27

                                      Park City Group, Inc. & Subsidiaries
                                      Consolidated Statement of Operations
                                   For the Years Ended June 30, 2004 and 2003


                                                                                                  2004              2003
Revenues:
         Software licenses                                                               $   3,245,557     $   2,647,188
         Maintenance and support                                                             2,274,338         2,035,891
         Consulting and other                                                                  509,928           667,103
                                                                                         -------------     -------------
                               Total revenues                                                6,029,823         5,350,182


Cost of revenues                                                                             1,030,689         1,101,871
                                                                                         -------------     -------------

                  Gross margin                                                               4,999,134         4,248,311
                                                                                         -------------     -------------

Operating expenses:
         Research and development                                                            1,304,151         1,151,907
         Sales and marketing                                                                   977,890         1,460,283
         General and administrative expenses                                                 2,058,054         2,181,089
         Impairment of capitalized software costs                                                    -         2,242,079
                                                                                         -------------     -------------
                  Total operating expenses                                                   4,340,095         7,035,358
                                                                                         -------------     -------------

                  Income (loss) from operations                                                659,039        (2,787,047)
                                                                                         -------------     -------------
Other income (expense)
         Gain on forgiveness of debt                                                           119,201                 -
         Gain on settlement of payable                                                          89,934                 -
         Interest expense                                                                   (1,540,417)       (2,216,308)
                                                                                         -------------     -------------

                  Loss before income taxes                                                    (675,243)       (5,003,355)
                                                                                         -------------     -------------

Income tax (expense) benefit:
         Current                                                                                     -                 -
         Deferred                                                                                    -                 -
                                                                                         -------------     -------------

                  Net loss                                                               $    (675,243)    $  (5,003,355)
                                                                                         =============     =============

Weighted average shares, basic and diluted                                                 235,563,000       198,027,000
                                                                                         =============     =============

Basic and diluted loss per share                                                         $       (0.00)    $       (0.03)
                                                                                         =============     =============


See accompanying notes to consolidated financial statements.

                                       28

                                              Park City Group, Inc. & Subsidiaries
                                         Consolidated Statement of Stockholders' Deficit
                                           For the Years Ended June 30, 2004 and 2003


                                       Common Stock          Additional
                                  -----------------------     Paid-In   Subscription     Treasury   Accumulated
                                    Shares       Amount        Capital   Receivable        Stock       Deficit       Total
                                  -----------  ----------    ----------  -----------     --------   ------------  -----------
Balance, July 1, 2003             176,343,232  $1,764,434    $5,614,417  $(1,068,200)    $(30,000)  $(11,479,568) $(5,198,917)

Common stock issued for:
      Compensation                  4,708,367      47,083       105,584        -                -              -      152,667
      Services                        349,901       3,499        20,994        -                -              -       24,493
      Settlement                    1,575,000      15,750        74,551        -                -              -       90,301
      Debt refinancing             11,666,667     116,667       402,857        -                -              -      519,524
      Anti-dilution
      Provisions                   25,380,953     253,809       119,179        -                -              -      372,988

Warrants issued with
  related party Bridge Notes                -           -       922,090        -                -              -      922,090
Re-pricing of related
  party Bridge Note warrants                -           -        11,178        -                -              -       11,178
Warrants issued with
  related party note payable                -           -       179,711        -                -              -      179,711

Cancellation under
  subscription agreements          (6,283,529)    (62,835)   (1,005,365)   1,068,200            -              -            -


Net loss                                    -           -             -            -            -     (5,003,355)  (5,003,355)
                                  -----------  ----------    ----------  -----------     --------   ------------  -----------

Balance, June 30, 2003            213,740,591   2,138,407     6,445,196            -      (30,000)   (16,482,923)  (7,929,320)

Common stock issued for:
      Compensation                  5,553,642      55,536       241,409            -            -              -      296,945
      Services                      3,278,343      32,783       190,254            -            -              -      223,037
      Settlement                    3,021,079      30,211       128,132            -            -              -      158,343
      Debt refinancing              8,410,251      84,103       430,583            -            -              -      514,686
      Debt Conversions             26,745,586     267,456     1,687,552            -            -              -    1,955,008
      Exercise of Options           7,966,667      79,667       239,000            -            -              -      318,667


Cancel of treasury stock                    -      (1,000)      (29,000)           -       30,000              -            -

Net loss                                    -           -             -            -            -       (675,243)    (675,243)
                                  -----------  ----------    ----------  -----------     --------   ------------  -----------

Balance, June 30, 2004            268,716,159  $2,687,163    $9,333,126  $         -     $      -   $(17,158,166) $(5,137,877)
                                  ===========  ==========    ==========  ===========     ========   ============  ===========



See accompanying notes to consolidated financial statements.

                                       29

                                      Park City Group, Inc. & Subsidiaries
                                      Consolidated Statement of Cash Flows
                                   For the Years Ended June 30, 2004 and 2003


                                                                              Year Ended            Year Ended
                                                                             June 30, 2004         June 30, 2003
                                                                             -------------         -------------
Cash flows from Operating Activities:
         Net loss                                                            $   (675,243)         $ (5,003,355)
Adjustments to reconcile net loss to net cash used in
operating activities:
         Depreciation and amortization                                            326,103               296,135
         Bad debt expense                                                               -                78,920
         Impairment of capitalized software costs                                       -             2,242,079
         Loss on disposition of assets                                                  -                32,931
         Stock issued for services and compensation                               678,326               640,450
                Amortization of discounts on debt                                 389,870             1,195,713
                Gain on settlement of payable                                     (89,934)                    -
                Gain on forgiveness of debt                                      (119,201)                    -
                Re-pricing of warrants                                                  -                11,178

         Decrease (increase) in:
                  Trade receivables                                              (197,756)             (288,558)
                  Prepaid and other assets                                        (64,852)               60,097

         Increase (decrease) In:
                  Accounts payable                                                (41,184)              204,056
                  Accrued liabilities                                             104,777               266,534
                  Related party payable                                                 -               (45,000)
                  Deferred revenue                                               (106,155)             (412,798)
                  Advances payable                                               (175,000)              175,000
                  Accrued interest, related party                                  32,513               569,896
                                                                             ------------          ------------
         Net cash used in operating activities                                     62,264                23,278
                                                                             ------------          ------------
Cash flows from investing activities:
         Purchase of property and equipment                                       (56,742)              (14,889)
         Capitalization of software costs                                               -              (948,788)
                                                                             ------------          ------------

         Net cash used in investing activities                                    (56,742)             (963,677)
                                                                             ------------          ------------

Cash flows from financing activities:
         Net increase (decrease) in line of credit                                 69,467               (62,500)
         Proceeds from exercise of options                                        238,667                     -
         Payment to extend note payable                                           (40,000)                    -
         Proceeds from debt                                                             -             1,135,000
         Payments on notes payable and capital leases                             (30,144)             (203,768)
                                                                             ------------          ------------
         Net cash provided by financing activities                                237,990               868,732
                                                                             ------------          ------------
                  Net increase (decrease) in cash                                 243,512               (71,667)
Cash at beginning of year                                                          69,305               140,972
                                                                             ------------          ------------
Cash at end of year                                                          $    312,817          $     69,305
                                                                             ============          ============

See accompanying notes to consolidated financial statements.

                                       30

                      Park City Group, Inc. & Subsidiaries
                   Notes to Consolidated Financial Statements
                         June 30, 2004 and June 30, 2003

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

The financial statements presented herein reflect the consolidated financial position of PCG and FTI as of June 30, 2004, and operations of PCG and FTI for the years ended June 30, 2004 and 2003. All inter-company transactions and balances have been eliminated in consolidation.

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

The Company's accounts receivable are derived from sales of products and services primarily to customers operating multi-location retail and grocery stores. At June 30, 2004, net accounts receivable includes amounts due from customers totaling $1,143,158. Substantially all of these receivables are due from three long-standing customers.

During the year ended June 30, 2004, the Company received approximately $1.4 million of its revenue from new customers and approximately $4.6 million in revenue from existing customers for continued support and additional license sales.

Depreciation and Amortization
-----------------------------
Depreciation and amortization of property and equipment is computed using the straight line method based on the following estimated useful lives:

                                                            Years
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

Software Development Costs
--------------------------
The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Research and development costs have been charged to operations as incurred. From inception through January 2001, the Company viewed the software as an evolving product. Therefore, all costs incurred for research and development of the Company's software products through January 2001 were expensed as incurred. During January 2001, technological feasibility of a major revision to the Company's Fresh Market Manager and the Company's ActionManager 4x development platform was established. Development costs for Fresh Market Manager software incurred from January 2001 through September 2002, totaling $1,063,515, were capitalized. These costs are being amortized on a straight-line basis over four years, beginning in September 2002 when the product was available for general release to customers. Development costs for ActionManager totaling $2,242,079, incurred from January 2001 through March 2003, when the product became available for release to customers, were capitalized. The Company has focused it sales and marketing resources on its Fresh Market Manager software products, and intends to continue selling ActionManager software primarily through alliances with other software companies or software resellers. These distribution channels for ActionManager software have not yet been proven to provide the level of sales necessary to support the continued economic viability of the ActionManager capitalized development costs. Consequently, $2,242,079 of capitalized development costs associated with the ActionManager products were charged to expense in June 2003. During 2004, $265,876 of the capitalized development costs were amortized into expense.

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

Earnings Per Share
------------------
The computation of basic (loss) earnings per common share is based on the weighted average number of shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 75,170,203 shares of common stock at prices ranging from $0.03 to $0.75 per share were outstanding at June 30, 2004, but were not included in the diluted loss per share calculation because the effect would have been antidilutive.

The shares used in the computation of the Company's basic and diluted earnings per common share are reconciled as follows:

                                                  June 30, 2004   June 30, 2003
                                                  -------------   -------------

Weighted average                                   235,563,000     198,027,000
Dilutive effect of options and warrants                      -               -
                                                   -----------     -----------
Weighted average shares outstanding assuming
  dilution                                         235,563,000     198,027,000
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


2. Liquidity

As shown in the consolidated financial statements, the Company incurred losses for the years ended June 30, 2004 and 2003 and had current liabilities in excess of current assets at June 30, 2004, but the Company generated cash from operations for the years ended June 30, 2004 and 2003.

The Company believes that cash flow from sales, as well as the ability and commitment of its majority shareholder to contribute funds necessary to continue to operate, will allow the Company to fund its currently anticipated working capital, capital spending and debt service requirements during the year ended June 30, 2005. The financial statements do not reflect any adjustments should the Company's operations not be achieved.


3. Receivables

Trade accounts receivable consist of the following at June 30, 2004:

         Trade accounts receivable                     $1,148,500
         Allowance for doubtful accounts                   (5,342)
                                                       ----------
                                                       $1,143,158
                                                       ==========

4. Property and Equipment

Property and equipment are stated at cost and consist of the following at June 30, 2004:

      Computer equipment                                 $ 1,343,850
      Furniture and equipment                                207,251
      Equipment under capital lease                           29,825
      Leasehold improvements                                  85,795
                                                         -----------
                                                           1,666,721
      Less accumulated depreciation
      and amortization                                    (1,539,375)
                                                         -----------
                                                         $   127,346
                                                         ===========

5. Intangible Asset

Intangible assets consists of the following at June 30, 2004

             Capitalized software costs                  $ 1,063,516
             Less accumulated amortization                  (465,289)
                                                         -----------
                                                         $   598,227
                                                         ===========

6. Accrued Liabilities

Accrued liabilities consist of the following at June 30, 2004:

             Accrued vacation                            $    96,509
             Other payroll liabilities                        76,904
             Commissions                                      12,649
             Accrued board compensation                      225,000
             Accrued interest                                350,940
             Other accrued liabilities                        10,479
                                                         -----------
                                                         $   772,481
                                                         ===========

7. Related party line of credit

In May 2003 the Company arranged an unsecured, revolving line of credit for $350,000 with its CEO. Advances bear interest at 12%, and are repaid as funds availability permits. The line of credit expires June 15, 2005, and the balance at June 30, 2004 is $0.


8. Long-term and related party notes payable

The Company had the following long-term notes payable at June 30, 2004:

         Note payable to an entity controlled by a stockholder at
           an interest rate of 18%, due in December 2005, secured
           by Company stock owned and controlled by the CEO, and
           substantially all assets of the Company, net of
           discount of $164,927                                      $1,835,072


         Note payable to Riverview bearing interest at 18%, due
           in December 2005, net of discount of $4,286                  340,714



         Note payable to Riverview bearing interest at 12%
           compounding, due July 31, 2007, unsecured, net of
           discount of $ 173,885                                      3,122,521

         Capital lease obligation on computer equipment, due in
           monthly installments of $3,441 through February 2007,
           imputed interest rate of 10.9%                                40,720
                                                                     ----------
                                                                      5,339,027
         Less current portion of capital lease obligation               (31,498)
                                                                     ----------
                                                                     $5,307,529
                                                                     ==========


         Maturities of long-term debt at June 30, 2004 are as follows:

                   Year                     Amount
                   ----                     ------
                   2005                  $   31,498
                   2006                   2,183,203
                   2007                   3,124,326
                                         ----------
                                         $5,339,027
                                         ==========

In December 2002, the Company obtained a $2,000,000 note payable funding from Whale Investment, Ltd., an entity controlled by a shareholder of the Company. The proceeds were used to repay existing notes payable and accrued interest. The $2,000,000 note payable has an interest rate of 18%, an original due date of December 24, 2004, and monthly interest only payments until the due date. In June 2004, the Company issued 1,000,000 shares of common stock valued at $80,000 and paid $40,000 to extend this note payable to December 2005, none of which is amortized as of June 30, 2004. In connection with the inception of the $2,000,000 note payable, the Company incurred a fee paid in 3,809,524 shares of common stock and a warrant to purchase 7,142,857 shares of common stock, exercisable at $0.07 per share, immediately exercisable and expiring in December 2004. The discount from the warrants was determined to be $179,711, which is being amortized into interest expense over the term of the note as extended. The value of the shares of common stock issued as a finders fee had a fair market value of $152,381, which is being amortized into interest expense over the term of the note as extended. Total interest expense over the expected term of the note, including the 18% interest and $179,711 warrants discount, is $899,711, or an effective annual interest rate of 23%. The Company has pledged substantially all of its assets as security for this debt, and the CEO has personally guaranteed the note and pledged his all of his Company stock as well as Company stock owned by Riverview. The balance at June 30, 2004 is $1,835,072, net of discount of $164,927.

As a condition of obtaining the funding from Whale Investment, Ltd., Riverview provided additional funding to the Company under terms of a promissory note for $450,000. The note has an interest rate of 18%, a due date of December 24, 2005, and monthly interest only payments until the due date. No principal payments can be made without a corresponding repayment to Whale Investments, Ltd. The Company incurred a fee paid with 857,143 shares of common stock, the fair value of which was determined to be $17,143. This amount is being amortized into interest expense over the extended term of the note. The balance at June 30, 2004 is $340,714, including a net discount of $4,286.


9. Deferred Revenue

Deferred revenue consisted of the following at June 30, 2004:

             Consulting Services                     $   32,570
             Maintenance and Support                  1,079,345
                                                     ----------
                                                     $1,111,915
                                                     ==========

10. Income Taxes

The Company provides for deferred income taxes on temporary differences that represent tax effects of transactions reported for tax purposes in periods different than for book purposes.

The provisions for income taxes differ from the amount computed at statutory rates as follows:

                                                   Year Ended       Year Ended
                                                 June 30, 2004     June 30, 2003
                                                 -------------     -------------

    Income tax benefit at statutory rates          $  263,000       $ 1,574,000

            Change in valuation allowance            (251,000)       (1,573,000)
                                    Other             (12,000)           (1,000)
                                                   ----------       -----------
                                                   $        -       $         -
                                                   ==========       ===========



                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

The deferred income tax benefit for the years ended June 30, 2004 and 2003 is as follows:

                                                        June 30, 2004         June 30, 2003
                                                        -------------         -------------
             Short Term
                            Allowance for bad debts      $      2,000          $     16,000
                                   Accrued vacation            38,000                52,000
                                   Deferred revenue           434,000               407,000
                                Valuation allowance          (474,000)             (475,000)
                                                         ------------          ------------
     Deferred tax asset                                  $          -          $          -
                                                         ============          ============

              Long Term
                                       Depreciation      $     46,000          $     51,000
                   Net Operating loss carry forward         2,895,000             2,638,000
                                Valuation allowance        (2,941,000)           (2,689,000)
                                                         ------------          ------------
     Deferred tax asset                                  $          -          $          -
                                                         ============          ============

As of June 30, 2004, the Company had available net operating losses (NOL) for federal and state tax purposes of approximately $7,424,000. The NOL carry forward is limited to use against future taxable income due to changes in ownership and control. If a substantial change in the Company's ownership should occur, there would be an annual limitation of the amount of the NOL carry forward which could be utilized. The following schedule summarizes the net operating losses available to the Company with the corresponding expiration periods:

                                                                   Expiration
            Period of Loss                 Amount                     Year
            --------------                 ------                  ----------
                  2001                    1,040,000                   2021
                  2002                    2,470,000                   2022
                  2003                    3,254,000                   2023
                  2004                      660,000                   2024
                                         ----------
                                         $7,424,000
                                         ==========

11. Supplemental Disclosure of Cash Flow Information

Interest paid during the years ended June 30, 2004 and 2003 was $481,783 and $339,341, respectively. No income taxes were paid during the years ended June 30, 2004 or 2003.

Non-Cash Transactions Disclosure
--------------------------------

In connection with the Bridge Notes A issued in August 2002, the Company recorded a $40,268 discount related to the 7% interest discount at which the notes were financed. The Company also recorded an $183,109 discount related to the fair value of the warrants. For the period from the date of the Bridge Notes A to June 30, 2003, the Company amortized all of the interest and warrants discounts.

In connection with the Bridge Notes B issued in November 2002, Bridge Note A was repaid and the Company recorded a $59,917 discount related to the 7.5% interest discount at which the notes were financed. The Company also recorded a $738,981 discount related to the warrants. For the period from the date of the Bridge Notes B to June 30, 2003, the Company amortized $52,868 and $651,504 of the interest and warrants discounts on Bridge Note B, respectively.

During 2003, the Company issued 8,625,000 shares of common stock pursuant to antidilution rights to AW Fields Acquisition, which was recorded as an increase to common stock and decrease to additional paid-in capital of $86,250, thus increasing the shares issued under antidilution for AW Fields to 17,083,334.

The Company issued 4,189,285 shares of common stock pursuant to antidilution rights to an officer and directors, which was recorded as an increase to common stock of $41,893, an increase to additional paid-in capital of $125,678 and an expense of shares issued for services of $167,571, which was included in general and administrative expense during the year ended June 30, 2003. This increased the number of shares issued under antidilution for an officer and directors to 8,297,620, and the total expense for these shares increased to $372,988.

The modification of Bridge Note A warrants from an exercise price of $.07 to $.04 resulted in an interest expense of $11,178.

In July 2003 Bridge Note B was repaid and replaced with a new Bridge Note C totaling $868,334 at a stated interest rate of 18% and a due date of July 31, 2004. The new Bridge Note C required an incentive fee of 1,738,680 shares of common stock to be issued to the note holders. The fair value of these shares is $86,933 ($.05 per share), which was being amortized into interest expense over the term of Bridge Note C through the date of conversion to shares of common stock (see below). An additional 1,738,680 shares of common stock were issued to the noteholders, as called for by the notes, in November 2003. The fair value of these shares was $86,933, which was being amortized into interest expense over the remaining term of Bridge Note C through the date of conversion. An additional 1,448,892 shares of common stock were issued to the noteholders, as called for by the notes, in February 2004. The fair value of these shares was $86,933, which was being amortized into interest expense over the remaining term of Bridge Note C through the date of conversion. During the period ended June 30, 2004 and prior to conversion, $119,201 was amortized into interest expense. Pursuant to the terms of the conversion (see below), the bridge note holders forfeited these shares, and the Company recorded a gain on settlement of debt of $119,201. The remaining book value at the date of conversion was transferred into equity. The AW Fields Acquisition agreement and agreements with certain directors allow for the further antidilution right to the $.05 per share level, but they have waived their rights for this transaction. The remaining Bridge Note B discounts of $7,049 and $87,477 resulting from an interest discount and discount associated with warrants issued, respectively, were amortized into interest expense in July 2003.

In April 2004 and as amended in June 2004, an agreement was reached with the Bridge Note holders to convert the notes and accrued interest, totaling $950,138, to common stock at the closing market price of the stock on the day of conversion. The Company issued 14,354,247 shares of common stock to effect this transaction. The Bridge Note holders have entered into an agreement for an orderly sale of these shares over the coming weeks. Additionally, the 4,852,864 shares of common stock issued to the Bridge Note C holders (separate issuances of 1,738,680 shares, 1,738,680 shares and 1,448,892 shares) were cancelled pursuant to the conversion agreement, and the Company recorded a gain on settlement of debt of $119,201 as mentioned above.

In connection with the note payable funding from Whale Investment, Ltd. (see note 8), the Company incurred a finders fee which was paid with 3,809,524 shares of common stock and a warrant to purchase 7,142,857 shares of common stock. The 7,142,857 shares of common stock have a fair value of $152,381 which was recorded as a prepaid expense and is being amortized into expense over the term of the note payable, as extended. The fair value of the warrants of $179,711 was recorded as a discount on the note payable and is being amortized into interest expense over the term of the note payable, as extended. For the period from the date of the $2,000,000 note payable to June 30, 2003, the Company amortized $44,928 of the warrants discount into interest expense, and $38,095 of the prepaid finders fee into expense. During 2004, the Company amortized $89,856 of the warrant discount into interest expense, and $76,191 of the prepaid finders fee into expense. During June 2004, the Company issued 1,000,000 shares of common stock valued at $80,000 and paid $40,000 to extend this note payable to December 2005, and the $120,000 in total extension fee was recorded as a debt discount, none of which was amortized as of June 30, 2004.

During 2003, an additional 857,143 shares of common stock were issued in connection with the $345,000 note payable funding from Riverview obtained as a condition of the Whale Investment, Ltd. funding. The 857,143 shares of common stock have a fair value of $17,143 which was recorded as a discount on the advances and is being amortized into interest expense over the term of the advances. For the periods ended June 30, 2004 and 2003, the Company amortized $8,571 and $4,286 of the common shares discount into interest expense, respectively.

The Company issued 7,000,000 shares of common stock to Riverview in exchange for extending the associated related party note payable to January 2, 2004. The fair value of the shares of common stock of $350,000 is recorded as a discount to the related party note payable. As of June 30, 2003, $218,750 of the discount had been amortized into interest expense, and the remaining $131,250 was amortized into interest expense in 2004. In April 2004, $1,100,000 of accrued interest on the Riverview note payable was converted into 15,714,286 shares of common stock. In June 2004, the Company issued 2,484,000 shares of common stock valued at $173,885 to extend the Riverview note payable to July 2007. The $173,885 was recorded as a debt discount, none of which is amortized as of June 30, 2004.

Pursuant to the terms of the respective note payable agreements, the Company converted $105,000 of notes payable and $2,094 of associated accrued interest into 1,529,917 shares of common stock during April 2004.

During the years ended June 30, 2004 and 2003, the Company issued 3,109,923 and 349,901 shares of common stock, respectively, as payment for consulting and legal services in the amounts of $27,037 and $24,493, respectively.

During the year ended June 30, 2004, the Company issued 1,773,496 shares and 3,780,146 and 168,420 shares of common stock in payment of employee payroll valued at $84,445, management and officer payroll valued at $212,500, and director compensation valued at $16,000, respectively.

During the year ended June 30, 2004, the Company's CEO exercised 2,000,000 options for shares of common stock, and the company reduced $80,000 of advances previously due to the CEO upon exercise of the options.

During 2004, the Company issued 3,021,079 shares of common stock valued at $132,093 and 525,000 stock options with an exercise price of $.10, life of two years and immediately exercisable, valued at $26,350 to settle various legal claims.

During 2004, $25,473 of property and equipment was purchased through a capital lease.

During 2004, $30,000 of treasury stock was retired.


12. Commitments and Contingencies.

Capital Leases: Amortization expense related to capitalized leases is included in depreciation expense and was $23,066 and $7,222 for the years ended June 30, 2004 and 2003, respectively. Accumulated amortization was $139,364 at June 30, 2004.

Operating Leases. In September 1998, the Company entered into a lease agreement for office space. Under the terms of the lease agreement, the Company was required to pay $16,723 per month with a 4% annual increase in the base rent through December 2000. The lease agreement was renewed in February 2001, and under the terms of the new agreement, the Company must pay $18,482 per month with a 4% annual increase in base rent until December 31, 2003. Total rent expense under this agreement for each of the years ended June 30, 2004 and 2003 was $208,486 and $221,784, respectively. The Company is currently negotiating a new office space lease agreement, and is currently paying $12,500 on a month-to-month basis in its existing location until a new office space lease agreement is finalized.


13. Legal

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

Approximately two weeks following the filing of the complaint against Yankee Companies, the Company was served with a complaint by Yankee Companies and others, alleging sales of unregistered securities, securities fraud, registration violations, fraud negligent misrepresentation, and breach of loan agreement. On or about February 5, 2003 the case was dismissed based on the fact that the case filed by the Company was filed first and all issues can be argued in that case. The case is still in the discovery stage with a trial date of April 18, 2005. Settlement efforts are on-going.


14. Employee Benefit Plan

The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 21 are eligible to participate. The Company, at its discretion, matches 50% of the first 4% of each employee's contributions. The expense related to the plan for the year ended June 30, 2003 was $12,903. There were no expenses as of June 30, 2004.


15. Stock Compensation Plans

Stock in Lieu of Cash Compensation. Beginning October 1, 2002, officers and management of the Company received a portion of their compensation in common stock of the Company. The number of shares was calculated based on the fair value of the shares at the end of each payroll period, with a floor price of $.05 per share. During the year ended June 30, 2004 3,780,146 shares were issued with a fair value of $212,500.

Beginning October 1, 2003, employees received 10% of their compensation in common stock of the Company. The 10% was deferred from employees salary and paid quarterly in stock based on the after tax portion of the deferred compensation. During the year ended June 30, 2004, 1,773,496 shares were issued with a fair value of $84,445.

Officers and Directors Stock Compensation. In February 2004 to be effective January 2004, the Board of Directors approved the following compensation for directors who are not employed by the Company.

o Annual cash compensation of $10,000 payable at the rate of $2,500 per quarter. The Company has the right to pay this amount in the form of shares of common stock of the Company.

o Reimbursement of all travel expenses related to performance of Directors duties on behalf of the Company.

As of June 30, 2004 there were outstanding to directors fully vested options outstanding to purchase 1,125,000 common shares at prices of $.08 - $.14 per share, and expiring at various dates through July 2007.

In December 2001, the Board of Directors approved a plan to incentivize members of the Board of Directors, including those employed by the Company, to purchase shares of stock of the Company. Therefore, for any common stock purchased at fair market value by a member of the Board of Directors, the Company matches with an option to purchase additional shares equivalent to those purchased, at the same price of the original purchased shares and expiring two years from the date of grant. Under this plan the Company has issued options to purchase 5,666,667 shares of common stock at prices of $.11 - $.24, all of which were exercised or expired as of March 2004.

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


A schedule of the options and warrants at June 30, 2004 is as follows:

                                                     Number of
                                                      Options        Warrants          Price per Share
                                                      -------        --------          ---------------
Outstanding at                 June 30, 2002         21,500,001        563,273            $0.10-1.44
                                     Granted            750,000     62,246,263            $0.04-0.10
                                   Exercised                  -              -                     -
                                      Called                  -              -                     -
                                   Cancelled           (125,000)             -                 $0.08
                                     Expired         (3,666,667)       (15,000)           $0.25-1.28
                                                     ----------     ----------           -----------

Outstanding at                 June 30, 2003         18,458,334     62,794,536            $0.04-1.44
                                     Granted          2,223,000              -            $0.03-0.05
                                   Exercised         (5,666,667)    (2,300,000)                $0.04
                                  Reclassify        (11,666,667)    11,666,667                 $0.07
                                      Called                  -              -                     -
                                   Cancelled                  -              -                     -
                                     Expired            (39,000)      (300,000)          $0.05-$1.44
                                                     ----------     ----------           -----------

Outstanding at                 June 30, 2004          3,309,000     71,861,203            $0.03-0.75
                                                     ==========     ==========           ===========

16. Stock-Based Compensation

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

Had compensation expense for the Company's option plan been determined based on fair value at the grant dates, as prescribed in SFAS No. 123, the Company's net loss would have been as follows:

                                                        Year Ended          Year Ended
                                                          June 30,            June 30,
                                                           2004                 2003
                                                        -----------         -----------
Net loss
         As reported                                    $(675,243)        $(5,003,355)
         Pro forma                                       (724,743)         (5,063,320)

Loss per common share-basic and diluted-as reported     $   (0.00)        $     (0.03)

Loss per common share-basic and diluted-pro forma       $   (0.00)        $     (0.03)

The weighted-average grant-date fair value of options granted during year ended June 30, 2003 was $0.08 per share. The fair value for the options granted in 2003 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                    Risk-free interest rate                 4.00%
                    Expected life (in years)                 10
                    Expected volatility                   300.85%
                    Expected dividend yield                 0.00%


The following table summarizes information about fixed stock options and warrants outstanding at June 30, 2004:

                                  Options and Warrants Outstanding                      Options and Warrants
                                          at June 30, 2004                          Exercisable at June 30, 2004
                                  --------------------------------                  ----------------------------
                                                   Weighted
                                                    average           Weighted                               Weighted
                                 Number           remaining            average              Number            average
            Range of     Outstanding at         contractual           exercise      Exercisable at           exercise
     exercise prices      June 30, 2004         life(years)              price       June 30, 2004              price
     ---------------     --------------         -----------           --------      --------------          ---------
       $0.03 - $0.05         22,156,453                3.93             $ 0.04          22,156,453             $ 0.04
       $0.07 - $0.08         20,582,142                2.36               0.07          20,582,142               0.07
       $0.10 - $0.14         32,183,335                2.11               0.10          32,183,335               0.10
       $0.70 - $0.75            248,273                0.42               0.75             248,273               0.75
                             ----------                                                 ----------
                             75,170,203                2.71               0.08          75,170,203               0.08
                             ==========                                                 ==========

17. Related Party Transactions

The Company refinanced bridge notes payable with an officer and directors during 2004 and 2003, and converted the bridge notes payable into stock during 2004. See note 11.

The Company has a note payable to Riverview Financial Corporation (Riverview), in the principal amount of $3,296,403 at June 30, 2004 with accrued interest of $344,679. The chief executive of Riverview is also the chief executive of the Company. In August 2002 the interest rate was increased from 10% to 12% and from simple to compounded interest. Riverview was issued 7,000,000 shares of common stock in November 2002 in consideration for an extension of the due date to January 2004. In April 2004, $1,100,000 of accrued interest on the Riverview note payable was converted into 15,714,286 shares of common stock. In June 2004, the Company issued 2,484,000 shares of common stock valued at $173,885 to extend the Riverview note payable to July 2007.

Riverview has loaned the Company $345,000 under a note payable bearing interest at 18%. Payments are made monthly for interest only, with the principal due in December 2005. Riverview was issued 857,143 shares of common stock in as an inducement to make the loan.

The Company's CEO has made loans to the Company to cover short term cash needs pursuant to a promissory note payable. Repayments are made as funds are available, with a due date of June 15, 2005, as amended. Interest is at 12%. See note 8.

In December 2002 the Company obtained a $2,000,000 note payable funding from Whale Investment, Ltd. The note bears interest at 18%, payable monthly, and is due in December 2004. Whale Investment, Ltd. is controlled by an individual who was already a shareholder of the Company at the time of the loan. See note 8 and note 11.

The Company has payables to employees of $36,474 at June 30, 2004 for un-reimbursed business expenses, including $2,748 due to the chief executive officer.

Also see note 11.

18. Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the guarantee. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 31, 2002. Because the Company currently is not a guarantor on any indebtedness, the adoption of FIN 45 did not have any effect on the Company's consolidated financial position or results of operations.

In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity ("VIE"). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003 to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company's consolidated financial position, result of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The purpose of SFAS 149 is to amend and clarify financial accounting and reporting for derivative and hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. Since the Company does not currently participate in derivative and hedging activities, the adoption of SFAS 149 did not have any effect on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments With Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The statement was effective on July 1, 2003 for financial instruments entered into or modified after May 31, 2003, and otherwise effective for existing financial instruments entered into before May 31, 2003. Since the Company does not have any financial instruments within the scope of this statement, the adoption of SFAS No. 150 did not have any effect on the Company's consolidated financial position or results of operations.



                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)