Form 10QSB
period 2004-09-30
PARK CITY GROUP INC
filed 2004-11-17
CIK 50471

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2004

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

                                 (435) 649-2221
                         ------------------------------
                         (Registrant's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding as of
                    Class                               November 12, 2004
        ----------------------------                    ------------------
        Common Stock, $.01 par value                        271,856,326
                                                        2,368 shareholders

                              PARK CITY GROUP, INC.
              Table of Contents to Quarterly Report on Form 10-QSB


                         PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

           Consolidated Condensed Balance Sheet as of
             September 30, 2004 (Unaudited)                                  3

           Consolidated Condensed Statements of Operations for the
             Quarters Ended September 30, 2004 and 2003 (Unaudited)          4

           Consolidated Condensed Statements of Cash Flows for the
             Quarters Ended September 30, 2004 and 2003 (Unaudited)          5

           Notes to Consolidated Condensed Financial Statements              6

Item 2   Management's Discussion and Analysis or Plan of Operations          7

Item 3   Controls and Procedures                                             8

                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                   9

Item 2   Changes in Securities                                               9

Item 5   Other Information                                                   9

Item 6   Exhibits and Reports on Form 8-K                                    9



                 (Balance of the page intentionally left blank)

                                              PARK CITY GROUP, INC.
                                Consolidated Condensed Balance Sheet (Unaudited)
                                               September 30, 2004

Assets

Current assets:
     Cash                                                                                              $        63,150
     Receivables, net of allowance for doubtful accounts                                                     1,268,724
     Prepaid expenses and other current assets                                                                 205,727
                                                                                                      -----------------

                    Total current assets                                                                     1,537,601

Property and equipment, net of accumulated depreciation and amortization                                       139,185
                                                                                                      -----------------

Other assets:
     Deposits and other assets                                                                                  32,056
     Capitalized software costs, net of accumulated amortization                                               531,758
                                                                                                      -----------------

                    Total other assets                                                                         563,814

                    Total assets                                                                       $     2,240,600
                                                                                                      =================

Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                                                  $       332,908
     Accrued liabilities                                                                                       715,672
     Deferred revenue                                                                                          973,661
     Current portion of long-term debt and capital lease obligations                                            35,998
     Related party lines of credit                                                                             200,000
                                                                                                      -----------------

                    Total current liabilities                                                                2,258,239

Long-term liabilities
     Capital lease obligations, less current portion                                                            12,682
     Long-term debt, net of discounts of $139,583                                                            2,205,417
     Long-term related party debt, net of discount of $161,162                                               3,135,244
                                                                                                      -----------------

                    Total long-term liabilities                                                              5,353,343

                    Total liabilities                                                                        7,611,582
                                                                                                      -----------------


Commitments and contingencies                                                                                        -

Stockholders' deficit:

     Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued
     - Common stock , $0.01 par value, 300,000,000 shares authorized;
          271,856,326 issued and outstanding                                                                 2,718,563
     Additional paid-in capital                                                                              9,513,242
     Accumulated deficit                                                                                   (17,602,787)
                                                                                                      -----------------

                    Total Stockholders' deficit                                                             (5,370,982)
                                                                                                      -----------------

                                                                                                       $     2,240,600
                                                                                                      =================


                         See accompanying notes to consolidated condensed financial statements.

                                              PARK CITY GROUP, INC.
                           Consolidated Condensed Statements of Operations (Unaudited)
                               For the Quarters Ended September 30, 2004 and 2003


                                                                            September 30, 2004     September 30, 2003
                                                                            ------------------     ------------------
Revenues:
         Software licenses                                                      $    162,163          $    534,388
         Maintenance and support                                                     635,094               528,478
         Consulting and other                                                        192,420               137,764
                                                                                ------------          ------------
                  Total revenues                                                     989,675             1,200,630

Cost of revenues                                                                     300,154               523,980
                                                                                ------------          ------------
                  Gross margin                                                       689,521               676,650

Operating expenses:
         Research and development                                                    256,081               389,751
         Sales and marketing                                                         293,394               238,120
         General and administrative                                                  310,109               332,319
                                                                                ------------          ------------

                  Total operating expenses                                           859,584               960.190
                                                                                ------------          ------------
                           (Loss) income from operations                            (170,063)             (283,540)
                                                                                ------------          ------------

         Interest expense                                                           (274,558)             (427,473)
                                                                                ------------          ------------

                           Loss before income taxes                                 (444,621)             (711,013)
                                                                                ------------          ------------

Income tax (expense) benefit
         Current                                                                           -                     -
         Deferred                                                                          -                     -
                                                                                ------------          ------------

                  Net loss                                                      $   (444,621)         $   (711,013)
                                                                                ============          ============

Weighted average shares, basic and diluted                                       269,105,000           219,724,000
                                                                                ============          ============

Basic and Diluted earnings (loss) per share                                     $      (0.00)         $      (0.00)
                                                                                ============          ============


                   See accompanying notes to consolidated condensed financial statements.

                                              PARK CITY GROUP, INC.
                          Consolidated Condensed Statements of Cash Flows (Unaudited)
                               For the Quarters Ended September 30, 2004 and 2003


                                                                               September 30, 2004  September 30, 2003
                                                                               ------------------  ------------------
Cash Flows From Operating Activities:
         Net loss                                                                   $   (444,621)   $   (711,013)
         Adjustments to reconcile net loss to net cash (used in)
           operating activities:
                  Depreciation and amortization                                           84,321          83,762
                  Stock issued for services and expenses                                 211,516         133,435
                  Amortization of debt discounts                                          42,355         159,849
                  Decrease (increase) in:
                           Trade receivables                                            (125,567)        328,796
                           Prepaid and other assets                                       (6,615)          9,645
                  Increase (decrease) in:
                           Accounts payable                                                5,737         237,210
                           Accrued liabilities                                          (105,362)       (124,053)
                           Deferred revenue                                             (138,254)       (456,043)
                           Accrued interest, related party                               115,886          32,513
                                                                                    ------------    ------------
                                Net cash (used in) operating activities                 (427,936)       (305,899)
                                                                                    ------------    ------------
Cash Flows From Investing Activities:
         Purchase of property and equipment                                               (8,724)         (3,424)
         Capitalization of software costs                                                      -               -
                                                                                    ------------    ------------
                  Net cash used in investing activities                                   (8,724)         (3,424)
                                                                                    ------------    ------------

Cash Flows From Financing Activities:
         Net (decrease) increase in line of credit                                       200,000         252,000
         Payments on notes payable and capital leases                                    (13,007)         (6,302)
                                                                                    ------------    ------------

                  Net cash provided by financing activities                              186,993         245,698
                                                                                    ------------    ------------

                  Net decrease in cash and cash equivalents                             (249,667)        (63,625)
Cash at beginning of period                                                              312,817          69,305
                                                                                    ------------    ------------
Cash at end of period                                                               $     63,150    $      5,680
                                                                                    ============    ============


                     See accompanying notes to consolidated condensed financial statements.


                                (Balance of page intentionally left blank)


                              PARK CITY GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2004


Note 1. Unaudited Financial Statements
--------------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for quarterly financial statements, and include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading. Although the Company believes that the disclosures in these unaudited financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in quarterly financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited annual financial statements included in the Company's June 30, 2004 Annual Report on Form 10-KSB. The results of operations and cash flow for the quarter ended September 30, 2004 are not necessarily indicative of the results of operations and cash flows for the fiscal year ended June 30, 2005.

Certain 2003 amounts have been reclassified to conform to 2004 classifications.

Note 2 - Stock-Based Compensation
---------------------------------

At September 30, 2004 and 2003, the Company has issued stock options to certain of its employees. The Company accounts for these options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on fair value consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below for the quarter ended September 30, 2004 and 2004:

                                                                                     Quarter ended
                                                                           September 30,       September 30,
                                                                               2004                  2003
                                                                            ----------           ----------
Net loss available to common shareholders, as reported                      $ (444,621)          $ (711,013)

Add: Stock-based employee compensation expense
  included in reported net income, net of related tax effects                       --                   --

Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                                   (14,325)             (49,500)
                                                                 --------------------------------------------

Net loss - pro forma                                                        $ (458,946)          $ (760,513)
                                                                 --------------------------------------------

Loss per share:
  Basic and diluted - as reported                                           $    (0.00)          $    (0.00)
                                                                 --------------------------------------------
  Basic and diluted - pro forma                                             $    (0.00)          $    (0.00)
                                                                 --------------------------------------------

Note 3 - Liquidity
------------------

As shown in the consolidated financial statements, the Company incurred losses for the quarters ended September 30, 2004 and 2003 and had current liabilities in excess of current assets at September 30, 2004, although the Company generated positive cash from operations for the years ended June 30, 2004 and 2003.

The Company believes that cash flow from sales, as well as the ability and commitment of its majority shareholder to contribute funds necessary to continue to operate, will allow the Company to fund its currently anticipated working capital, capital spending and debt service requirements during the year ended June 30, 2005. The financial statements do not reflect any adjustments should the Company's anticipated operations not be achieved.

Note 4 - Related Party Transactions
-----------------------------------

The Company entered into a Securities Purchase Agreement dated as of August 26, 2004 with its President, James Horton. The Agreement calls for the purchase of 5,714,285 shares of common stock and a warrant to purchase up to 17,142,855 shares of common stock at $0.07 per share are immediately exercisable and expire August 2009. Payment for the purchase is in the form of a Promissory Note in the amount of $400,000 with $150,000 due December 15, 2004 and the balance due August 26, 2005, bearing interest at the rate of 7% per annum. The Company has not issued the shares of common stock as of September 30, 2004.

The Company's CEO has made loans to the Company to cover short term cash needs pursuant to a line of credit promissory note payable. Repayments are made as funds are available, with a due date of June 15, 2005 and interest is at 12%. The balance at September 30, 2004 is $200,000.


Note 5 - Supplemental Cash Flow Information
-------------------------------------------

In connection with the note payable funding from Whale Investment, Ltd. in December 2002 the Company issued warrants and issued shares of common stock as a finders fee. The value of the warrants was recorded as a discount on the note payable, of which $22,464 and $7,488 was amortized into interest expense during the quarters ended September 30, 2003 and 2004, respectively. The value of the shares issued for the finders fee was recorded as a prepaid expense, of which $19,048 and $6,499 was amortized into expense during the quarter ended September 30, 2003 and 2004, respectively. In June 2004 the note payable to Whale Investments, LTD was extended and ownership of the note payable was transferred to Whale Investment's sister company Triplenet Investments. As consideration for the extension the Company paid $40,000 cash and issued 1,000,000 shares of common stock valued at $80,000. The fair value of the cash and shares issued in connection with the extension was recorded as a discount to the note payable, of which $20,000 was amortized to interest expense during the quarter ended September 30, 2004. Due to the extension the original warrant and finders fee have been adjusted to amortize over the remaining life of the note payable.

The fair value of shares issued in connection with the $345,000 note payable funding from Riverview obtained in December 2002 as a condition of the Whale Investment, Ltd. funding was recorded as a discount on the note payable, of which $2,143 and $2,143 was amortized into interest expense during the quarter ended September 30, 2003 and 2004, respectively.

For the quarters ended September 30, 2004 and 2003 the Company paid interest in cash of $109,027 and $105,013, respectively. No cash was paid for income taxes.


Note 6 - Accrued liabilitiesAccrued liabilities consists of the following as of September 30, 2004:
--------------------------------------------------------------------------------

                Accrued interest           $  466,827
                Payroll                       223,459
                Other                          25,386
                                           ----------
                                           $  715,672
                                           ==========

Note 7 - Net Loss Per Common Share
----------------------------------

Basic net loss per common share ("Basic EPS") excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share. Options and warrants to purchase 74,645,203 and 99,993,725 shares of common stock as of September 30, 2003 and 2004, respectively, were not included in the computation of Diluted EPS. The inclusion of the options would have been anti-dilutive, thereby decreasing net loss per common share.


Item 2 - Management's Discussion and Analysis or Plan of Operation.
Form 10-KSB for the year ended June 30, 2004 incorporated herein by reference.
--------------------------------------------------------------------------------

Forward-Looking Statements
--------------------------

This quarterly report on Form 10-QSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our Form 10-KSB annual report at June 30, 2004, incorporated herein by reference. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.


Three Months Ended September 30, 2004 and 2003
----------------------------------------------

Total revenues were $989,675 and $1,200,630 for the quarters ended September 30, 2004 and 2003, respectively, a 18% decrease. Software license revenues were $162,163 and $534,388 for the quarters ended September 30, 2004 and 2003, respectively, a 70% decrease. This decrease in license revenue is substantially due to the change to licensing the software using the PAYGo (Pay-As-You-Go) option which is the hosted or ASP (Application Service Provider) subscription model rather that the one-time direct licensing model. The subscription model agreement is for a one to three year period where the customer pays on a monthly basis. The result of moving to the subscription model is a smaller license sale in the short term but over the duration of the agreement the revenues will be evenly distributed and recurring revenues will be increased. License sales in 2004 were attributed to two new and one existing customer. Additionally, the Company signed four (4) customers to the monthly subscription service. Revenues for these sales are recognized on a monthly basis similar to maintenance. Maintenance and support revenues were $635,094 and $528,478 for the quarters ended September 30, 2004 and 2003, respectively, a 20% increase. This increase is primarily attributable to maintenance contracts on Fresh Market Manager software and increased maintenance on additional locations for an existing customer as well as ASP services for the new PAYGo service. Consulting and other revenue was $192,420 and $137,764 for the quarters ended September 30, 2004 and 2003, respectively, a 40% increase. This increase is spread evening between increased Action Manager and FMM implementation services.

Cost of revenues, as a percent of total revenues was 30% and 44% for the quarters ended September 30, 2004 and 2003, respectively. This decrease is primarily attributable to cost control measures and expense reductions implemented in October 2003, the streamlining of implementation and a lower than expected cost for maintenance revenue.

Research and development expenses were $256,081and $389,751 for the quarters ended September 30, 2004 and 2003 respectively, a 34% decrease. This decreased expense reflects the fact that both software suites have had major releases completed and the streamlining of our development process.

Sales and marketing expenses were $293,3947 and $238,120 for the quarters ended September 30, 2004 and 2003, respectively, a 23% increase. This increase reflects the managements focus on sales and attending target industry trade shows. The Company attended 3 trade shows in quarter ending September 30, 2004 as opposed to none in same quarter 2003.

General and administrative expenses were $310,109 and $332,319 for the quarters ended September 30, 2004 and 2003, respectively, a 7% decrease. This decrease is primarily attributable to cost control measures and expense reductions implemented in October 2003.

Interest expense was $274,558 and $427,473 for the quarters ended September 20, 2004 and 2003, respectively, a 36% decrease. This decrease is primarily attributable to fewer debt discounts amortized into interest expense in the current year as compared to the prior year.

Liquidity and Capital Resources
-------------------------------

The Company had a working capital deficit at September 30, 2004 and incurred an operating loss for the quarter then ended

The Company was able to decrease the loss for the quarter ending September 30, 2004 as compared to the same quarter in 2003 by approximately $80,000 despite reduced sales due to the sales strategy shift to the PAYGo subscription model. In addition the Company had an interest expense of $274,558 and $427,473 for the quarters ending September 30, 2004 and 2003 respectively, a decrease of 36%. The Company may be impacted in current liquidity due to the fact that the Company has approximately $412,000 of accounts receivable that are not due until May 1, 2005. To date, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from the CEO and majority shareholder, and private placements of equity securities. The Company may be unable to raise additional equity capital until it achieves profitable operations and refinances its debt. Because essentially all of the Company's assets are pledged to secure existing debt, additional debt financing may be unavailable. The Company anticipates that it will meet its working capital requirements primarily through increased revenue, while controlling and reducing costs and expenses. However, no assurances can be given that the Company will be able to meet its working capital requirements.


Item 3 - Controls and Procedures

         (a) Evaluation of disclosure controls and procedures.

Randall K. Fields who serves as Park City Group's chief executive officer and William D. Dunlavy who serves as Park City Group's chief financial officer, after evaluating the effectiveness of Park City Group's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of September 30, 2004 (the "Evaluation Date") concluded that as of the Evaluation Date, Park City Group's disclosure controls and procedures were adequate and effective to ensure that material information relating to Park City Group and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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


Item 2 - Changes in Securities
------------------------------

o In July 2004 the Company issued 1,000,000 share of common stock as consideration for extension of payment on the Note Payable to Whale Investments.
o In August 2004 536,267 shares of common stock were issued to employees in lieu of cash compensation.
o In September 2004 2,438,985 shares of common stock were issued to board members in lieu of cash compensation.


Item 5 - Other Information
--------------------------

Material contract - employment agreement of James Horton, President and COO included in this document as Exhibit 10.


Item 6 - Exhibits and Reports on Form 8K (for the period 7/1/04 through 9/30/04)
--------------------------------------------------------------------------------

On July 15, 2004 the company filed a Current Report on Form 8K dated July 15, 2004 under Item 9 announcing its preliminary financial results for the year ending June 30, 2004.

On August 26, 2004 the company filled a Current Report on Form 8K dated August 24, 2004 under Item 7.01 announcing the sudden death of the current Chief Financial Officer, Peter Jensen and the interim appointment of Will Dunlavy as Interim Chief Financial Officer.

On September 27, 2004 the company filed a Current Report on Form 8K dated September 1, 2004 under Item 7.01 announcing the appointment of William Dunlavy as the new Chief Financial Officer and James Horton as the President and Chief Operating Officer.

         Exhibit 10.1 Material Contract - Employment Agreement of James Horton, President and COO

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

Date:  November 16, 2004                        PARK CITY GROUP, INC

                                                By /s/  Randall K. Fields
                                                --------------------------------
                                                Randall K. Fields, Chairman and
                                                Chief Executive Officer

Date:  November 16, 2004                        By /s/ William Dunlavy
                                                --------------------------------
                                                William Dunlavy
                                                Chief Financial Officer