Form 10QSB
period 2004-12-31
PARK CITY GROUP INC
filed 2005-02-23
CIK 50471

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 2004

                        Commission File Number 000-03718

                              PARK CITY GROUP, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Nevada                                        37-1454128
 --------------------------------              ---------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

              333 Main Street, P.O. Box 5000; Park City, Utah 84060
              -----------------------------------------------------
                    (Address of principal executive offices)

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
                                 [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class Outstanding as of                      February 14, 2005
            Common Stock, $.01 par value                     278,027,882
                   Shareholders                                 2,361

                              PARK CITY GROUP, INC.
              Table of Contents to Quarterly Report on Form 10-QSB


                         PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

           Consolidated Condensed Balance Sheet as of
             December 31, 2004 (Unaudited)                                 3

           Consolidated Condensed Statements of Operations for the
             three and six months ended December 31, 2004 and 2003
             (Unaudited)                                                   4

           Consolidated Condensed Statements of Cash Flows for six
             months ended December 31, 2004 and 2003 (Unaudited)           5

           Notes to Consolidated Condensed Financial Statements            6

Item 2   Management's Discussion and Analysis or Plan of Operations       10

Item 3   Controls and Procedures                                          11

                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                13

Item 2   Changes in Securities                                            13

Item 6   Exhibits and Reports on Form 8-K                                 13

         Exhibit 31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section
                      302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32   Certification pursuant to 18 U.S.C. Section
                      1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                              PARK CITY GROUP, INC.
                                Consolidated Condensed Balance Sheet (Unaudited)
                                                December 31, 2004
Assets
Current assets:
     Cash                                                                                             $        73,758
     Receivables, net of allowance for doubtful accounts of $55,432                                         2,009,233
     Prepaid expenses and other current assets                                                                138,759
                                                                                                      ---------------
                    Total current assets                                                                    2,221,749

Property and equipment, net of accumulated depreciation and amortization of $1,576,525                        141,194

Other assets:
     Deposits and other assets                                                                                 32,056
     Capitalized software costs, net of accumulated amortization of $598,227                                  465,288
                                                                                                      ---------------

                    Total other assets                                                                        497,344
                                                                                                      ---------------

                    Total assets                                                                      $     2,860,288
                                                                                                      ===============


Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                                                 $       556,863
     Accrued liabilities                                                                                    1,109,863
     Deferred revenue                                                                                       1,507,383
     Current portion of capital lease obligations                                                              28,375
     Current portion of related party notes payable, net of discount of $24,750                               320,250
     Notes payable, net of discount of $109,952                                                             1,890,048
     Related party lines of credit                                                                            474,739
                                                                                                      ---------------
                    Total current liabilities                                                               5,887,521

Long-term liabilities

     Related party notes payable, net of discounts of $148,438                                              3,147,968
     Capital lease obligations, less current portion                                                            8,405
                                                                                                      ---------------
                    Total long-term liabilities                                                             3,156,373
                                                                                                      ---------------
                    Total liabilities                                                                       9,043,894
                                                                                                      ---------------


Commitments and contingencies                                                                                       -

Stockholders' deficit:

     Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued
     - Common stock , $0.01 par value, 300,000,000 shares authorized;
          274,588,849 issued and outstanding                                                                2,745,888
     Additional paid-in capital                                                                             9,673,894
     Accumulated deficit                                                                                  (18,603,388)
                                                                                                      ---------------
                    Total Stockholders' deficit                                                            (6,183,606)
                                                                                                      ---------------

                                                                                                      $     2,860,288
                                                                                                      ===============


See accompanying notes to consolidated condensed financial statements.                                              3

                                              PARK CITY GROUP, INC.
                           Consolidated Condensed Statements of Operations (Unaudited)
                          For the Three and Six Months Ended December 31, 2004 and 2003


                                                                          Three                      Six
                                                                      Months Ended               Months Ended
                                                                       December 31,              December 31,
                                                              --------------------------- -------------------------
                                                                   2004           2003         2004          2003
                                                              ------------   ------------ ------------  -----------
Revenues:
Software licenses                                             $    141,692   $  1,093,888 $    303,855  $ 1,628,276
Maintenance and support                                            658,589        577,276    1,293,683    1,105,755
Consulting and other                                               140,781        229,946      333,201      367,709
                                                              ------------   ------------ ------------  -----------

                                                                   941,062      1,901,110    1,930,739    3,101,740

Cost of revenues                                                   351,771        297,480      651,925      821,232
                                                              ------------   ------------ ------------  -----------

          Gross Margin                                             589,291      1,603,630    1,278,814    2,280,508
                                                              ------------   ------------ ------------  -----------

Operating expenses:
Research and development                                           250,769        285,481      506,850      675,232
Sales and marketing                                                382,329        314,493      675,723      552,614
General & administrative expenses                                  668,821        385,620      978,930      718,167
                                                              ------------   ------------ ------------  -----------

Income (loss) from operations                                     (712,628)       618,037     (882,689)     334,495

Other income (expense):

Interest Income (expense)                                         (287,974)      (379,259)    (562,532)    (806,731)


Income(loss) before income taxes                                (1,000,602)       238,788   (1,445,221)    (472,236)

(Provision) benefit for income taxes
Current                                                                  -              -            -            -
Deferred
                                                                         -              -            -            -
                                                              ------------   ------------ ------------  -----------

          Net income (loss)                                   $ (1,000,602)  $    238,778 $ (1,445,221) $  (472,236)
                                                              ============   ============ ============  ============


Weighted average shares, basic                                 272,490,000    235,086,000  270,931,000   227,466,000
                                                              ============   ============ ============  ============
Weighted average shares, diluted                               272,490,000    235,086,000  270,931,000   227,466,000
                                                              ============   ============ ============  ============
Basic income (loss) per share                                 $     (0.00)   $       0.00 $     (0.01)  $     (0.00)
                                                              ============   ============ ============  ============
Diluted income (loss) per share                               $     (0.00)   $       0.00 $     (0.01)  $     (0.00)
                                                              ============   ============ ============  ============



See accompanying notes to consolidated condensed financial statements.                                              4

                              PARK CITY GROUP, INC.
           Consolidated Condensed Statements of Cash Flows (Unaudited)
               For the Six Months Ended December 31, 2004 and 2003

                                                                    December 31,  December 31,
                                                                        2004          2003
                                                                    -----------   -----------
Cash Flows From Operating Activities:
  Net loss                                                          $(1,445,221)  $  (472,236)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                     170,090       163,292
      Bad debt expense                                                   50,000       (36,710)
      Stock issued for services and expenses                            233,744       167,359
      Amortization of warrant and other discount on debt                 84,708       260,296
      Decrease (increase) in:
        Trade receivables                                              (916,074)     (244,198)
        Prepaid and other assets                                         60,354       (31,321)
      Increase (decrease) in:
        Accounts payable                                                229,692       275,146
        Accrued liabilities                                             101,157       218,156
        Deferred revenue                                                395,468      (129,022)
        Advances payable                                                      -      (175,000)
        Accrued interest, related party                                 236,222        32,513
                                                                    -----------   -----------
             Net cash provided by (used in) operating activities       (799,860)       28,275
                                                                    -----------   -----------

Cash Flows From Investing Activities:
  Purchase of property and equipment                                    (30,032)       (3,424)
                                                                    -----------   -----------
             Net cash used in investing activities                      (30,032)       (3,424)
                                                                    -----------   -----------

Cash Flows From Financing Activities:
  Net (decrease) increase in line of credit                             474,739       355,000
  Payments on notes payable and capital leases                          (24,906)      (12,354)
  Payments to extend note payable                                        (9,000)            -
  Proceeds from issuance of stock                                       150,000             -
                                                                    -----------   -----------
             Net cash provided by financing activities                  590,833       342,646
                                                                    -----------   -----------

             Net Increase (decrease) in cash                            239,059)      367,497
Cash at beginning of period                                             312,817        69,305
                                                                    -----------   -----------

Cash at end of period                                               $    73,758   $   436,802
                                                                    ===========   ===========

See accompanying notes to consolidated condensed financial statements.                      5

                   (Balance of page intentionally left blank)

                              PARK CITY GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                December 31, 2004

Note 1 - Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for quarterly financial statements, and includes all adjustments of a normal recurring nature, which in the opinion of management are necessary in order to make the financial statements not misleading. Although the Company believes that the disclosures in these unaudited financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited annual financial statements included in the Company's June 30, 2004 Annual Report on Form 10-KSB.

Certain 2003 amounts have been reclassified to conform to 2004 classifications.

Note 2 - Stock-Based Compensation

At December 31, 2004 and 2003, the Company has issued stock options to certain of its employees. The Company accounts for these options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on fair value consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                            Three                       Six
                                                                        Months Ended               Months Ended
                                                                         December 31,               December 31,
                                                                         ------------               ------------
                                                                      2004           2003         2004          2003
                                                                      ----           ----         ----          ----
Net Loss available to common shareholders, as reported            $(1,000,602)  $   238,778   $(1,445,221)  $  (472,236)

Add:  Stock-based  employee  compensation expense included in
reported net income, net of related tax effects                             -             -             -             -

Deduct:  Total  stock-based  employee   compensation  expense
determined  under the fair value based method for all awards,
net of related tax effects.                                                 -             -       (14,325)      (49,500)

Net (loss) income - pro forma                                     $(1,000,602)  $   238,778   $(1,459,546)  $   521,736
                                                                  -----------   -----------   -----------   -----------
Loss per share:
     Basic and diluted - as reported                              $    (0.00)   $      0.00   $    (0.01)   $     (0.00)
     Basic and diluted - pro forma                                $    (0.00)   $      0.00   $    (0.01)   $     (0.00)

Note 3 - Related Party Transactions

The Company entered into a Securities Purchase Agreement dated as of August 26, 2004 with its President, James Horton. The agreement was amended in October 2004; the amended terms called for the payment of $150,000 due December 15, 2004 for the purchase of 2,142,857 at $0.07 and a warrant to purchase 6,428,571 shares of common stock at $0.07. The Company received the cash before December 15th and issued the stock and warrants accordingly.

The LOC with Riverview Financial was extensed with the payment of $9,000 cash and 225,000 shares of common stock.


Note 4 - Supplemental Cash Flow Information

In connection with the note payable funding from Whale Investment, Ltd., in December 2002 the Company, issued warrants and issued shares of common stock as a finders fee. The value of the warrants was recorded as a discount on the note payable, of which $44,928 and $14,976 was amortized into interest expense during the six months ended December 31, 2003 and 2004, respectively. The value of the shares issued for the finders fee was recorded as a prepaid expense, of which $38,095 and $12,698 was amortized into expense during the six months ended December 31, 2003 and 2004, respectively. In June 2004 the note payable to Whale Investments, LTD was extended to December 31, 2005 and ownership of the note payable was transferred to Whale Investment's sister Company Triplenet Investments. As consideration for the extension the Company paid $40,000 Cash and issued 1,000,000 shares of common stock. The fair value of the cash and shares issued in connection with the extension was recorded as a discount to the note payable, of which $40,000 was amortized to interest expense during the six months ended December 31, 2004. Due to the extension the remainder of original warrant and finders fee will be amortized over the extended life of the note payable.

The fair value of shares issued in connection with the $345,000 note payable funding from Riverview obtained as a condition of the Whale Investment, Ltd. funding was recorded as a discount on the note payable, of which $4,285 and $4,285 was amortized into interest expense during the six months ended December 31, 2003 and 2004, respectively. In December 2004 the note payable to Riverview was extended for a period of 12 months for $9,000 and 225,000 shares of common stock valued at $15,750. The fair value of the cash and stock paid as consideration in the amount of $24,750 for the extension was recorded as a discount to the note payable. This discount will be amortized into interest over the extended period of the note.

For the six months ended December 31, 2004 and 2003 the Company paid interest in cash of $241,208 and $220,568, respectively. No cash was paid for income taxes.


Note 5 - Net Loss Per Common Share

Basic net loss per common share ("Basic EPS") excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share. Options and warrants to purchase 82,250,870 and 81,324,501 shares of common stock as of December 31, 2003 and 2004, respectively, were not included in the computation of Diluted EPS. The inclusion of the options would have been anti-dilutive, thereby decreasing net loss per common share.

Note 6 - Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2005

           Accrued vacation                              $  107,322
           Other payroll liabilities                        135,205
           Accrued Stock Compensation                       246,450
           Accrued interest                                 587,163
           Other accrued liabilities                         33,723
                                                         ----------
                                                         $1,109,863
                                                         ==========


Note 7 - Recent Accounting Pronouncements

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

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No.123 (Revised 2004), Share Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard and the effect of the adoption of SFAS 123R will have on our financial position, results of operations, or cash flow.



                   (Balance of page intentionally left blank)

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


Three Months Ended December 31, 2004 and 2003

Total revenues were $941,062 and $1,901,110 for the quarters ended December 31, 2004 and 2003, respectively, a decrease of 51% in 2004 over the comparable period for 2003. Software license revenues were $141,692 and $1,093,888 for the quarters ended December 31, 2004 and 2003, respectively, an 87% decrease. License sales in 2003 included the recognition of deferred prepaid license sales of $175,000 on the expiration of an agreement with a reseller; and a bulk sale of licenses to a new reseller totaling $918,888. Maintenance and support revenues were $658,589 and $577,276 for the quarters ended December 31, 2004 and 2003, respectively, a 14% increase. This increase is primarily attributable to maintenance contracts on Fresh Market Manager software and new ASP customers for Fresh Market Manager. Consulting and other revenue was $140,781 and $229,946 for the quarters ended December 31, 2004 and 2003, respectively, a 39% decrease. Other sales in 2003 included the sale of the Company's domain name of parkcity.com for $150,000. The Company now uses parkcitygroup.com as its domain name. Service revenues in 2004 declined significantly from 2003 because there were no new license sales during the quarter that required implementation services.

Research and development expenses were $250,769 and $285,481 for the quarters ended December 31, 2004 and 2003 respectively, a 12% decrease. This decrease represents the general stabilization of both the Fresh Market Manager and Action Manager 4X software. These resources have been switched to the Sales and Marketing of these suites.

Sales and marketing expenses were $382,329 and $314,493 for the quarters ended December 31, 2004 and 2003, respectively, a 22% increase. This increase is primarily attributable to a sales team reorganization and related increased travel of non-salaried sales personnel implemented in October 2004.

General and administrative expenses were $668,821 and $385,620 for the quarters ended December 31, 2004 and 2003, respectively, a 74% increase. This increase includes a $165,200 one time expense for the settlement of a legal case.


Six Months Ended December 31, 2004 and 2003

Total revenues were $1,930,739 and $3,101,740 for the six months ended December 31, 2004 and 2003, respectively, a 38% decrease in 2004 over the comparable period for 2003. Software license revenues were $303,855 and $1,628,276 for the six months ended December 31, 2004 and 2003, respectively, an 81% decrease. License sales in 2003 included the recognition of deferred prepaid license sales of $175,000 on the expiration of an agreement with a reseller; and a bulk sale of licenses to a new reseller totaling $918,888. Maintenance and support revenues were $1,293,683 and $1,105,755 for the six months ended December 31, 2004 and 2003, respectively, a 17% increase. This increase is primarily attributable to maintenance contracts on Fresh Market Manager software and new ASP customers for Fresh Market Manager. Consulting and other revenue was $333,201 and $367,709 for the six months ended December 31, 2004 and 2003, respectively, a 9% decrease. Other sales in 2003 included the sale of the Company's domain name of parkcity.com for $150,000. The Company now uses parkcitygroup.com as its domain name. Actual consulting and other revenues in 2004 increased 53% from 2003 after excluding the sale of the domain name in 2003.

Research and development expenses were $506,850 and $675,232 for the six months ended December 31, 2004 and 2003 respectively, a 25% decrease. This decrease represents the general stabilization of both the Fresh Market Manager and Action Manager 4X software. These resources have been switched to the Sales and Marketing of these suites.

Sales and marketing expenses were $675,723 and $552,614 for the six months ended December 31, 2004 and 2003, respectively, a 22% increase. This increase is primarily attributable to a sales team reorganization and related increased travel of non-salaried sales personnel implemented in October 2004.

General and administrative expenses were $978,930 and $718,167 for the six months ended December 31, 2004 and 2003, respectively, a 36% increase. This increase includes a $165,200 one time expense for the settlement of a legal case.

Liquidity and Capital Resources

The Company had a working capital deficit at December 31, 2004 and incurred a net loss for the six months then ended.

During the quarter ending December 31, 2004, the Company made a significant strategic decisions that affected strategic alliances sales. The Company determined that it would not extend the exclusive rights to sell the ActionManager Scheduler in the Specialty Retail Market to its partner, CRS Retail Systems. Our alliance partner requested an extension in payment terms for 6 months for the exclusive rights, however, upon review of their sales opportunities and pipeline, it was management's decision that we would receive an amount equal to or greater than the exclusivity purchase from other applications that the alliance partner had identified in their anticipated sales. After discussions with the alliance partner, it was agreed that this was the best course of action.

The Company has also experienced a slow down in collections of accounts receivable which now stands at $2,059,233. We implemented new procedures to improve our collections performance and believe that accounts receivable will be more current by the end of the upcoming quarter although there is no assurance that collections will improve. During the quarters ending March 31, 2005 and June 30, 2005, the Company does expect tight cash flows and will have to cover current needs with loans from directors, officers and stockholders, loans from the CEO and majority shareholder, and private placements of equity securities. The Company is also currently working on a possible refinance of long and short term debt. There are no assurances that the Company will be able to complete these transactions.

As an additional effort to manage expenses and increase employee participation in the ownership of the Company, beginning October 1, 2003, 10% of the staff employee compensation had been paid in shares of common stock. For the quarter ended December 31, 2003, 1,000,130 shares of common stock were issued in lieu of $30,004 of cash compensation. The Company concluded the stock for the staff employee compensation program in September 2004. A separate program for management compensation was initiated on July 1, 2002 and that program continues to be in place. From December 31, 2003 until December 31, 2004 the Company issued 2,059,346 shares in lieu of $80,899 of cash compensation.

The marketing focus of the Company has changed under the direction of Jim Horton, the Company's new President. The Company has concentrated on establishing a network of commissioned sales representatives and alliance partners for the FMM suite. In addition the Company has started pursuing the convenience store market with its Action Manager and Fresh Market Manager products as well as, an ASP offering. The Company has also signed 3 new ASP customers during the six month period ending December 31, 2004, and continues to focus much of its in-house sales resource toward this channel. Management also believes that new license sales will increase as the sales pipeline begins to yield additional revenue. There is no assurance that the Company will realize significant additional revenue.

To date, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from the CEO and majority shareholder, and private placements of equity securities.

Item 3 - Controls and Procedures

         (a) Evaluation of disclosure controls and procedures.

Randall K. Fields who serves as Park City Group's chief executive officer and William Dunlavy, who serves as Park City Group's chief financial officer, after evaluating the effectiveness of Park City Group's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2004 (the "Evaluation Date") concluded that as of the Evaluation Date, Park City Group's disclosure controls and procedures were adequate and effective to ensure that material information relating to Park City Group and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

         (b) Changes in internal controls.

While no significant deficiencies or material weaknesses in disclosure controls and procedures required corrective actions, management have determined that changes were needed in two areas to better define costs and improve account receivable collection.

Management has implemented a new system for employees and management to improve the tracking of hours that are spent on specific projects, contracts, maintenance issues, and consulting for specific products and clients. This is becoming important as the Company increases its ASP operations.

Recognizing that communications between our Account Managers and Accounting Department have caused delays in billings and collections of accounts receivables, a biweekly review of billings has been put in place although there is no assuance that these new procedures will reduce the delay in collections of accounts receivable.

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

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

In December 2004 the Company settled with the Calvo family interests. The settlement agreement signed January 3, 2005 called for the issuance of 2,065,000 shares of the Company's restricted common stock at a fair value of $165,200. The case has now been settled as between all parties with the exception of the claims of the Company against The Yankee Companies (Yankee). The Company has a default judgment against Yankee but it is unlikely that there is any possibility of collecting on the judgment.


Item 2 - Changes in Securities

         o In August 2004 536,267 shares of common stock were issued to employees in lieu of cash compensation.

         o In September 2004 2,438,985 shares of common stock were issued to board members in lieu of cash compensation.

         o In November 2004 330,000 shares of common stock were issued for consulting services

         o In December 2004 225,000 shares of common stock were issued as consideration of extension of payment on the Note Payable to Riverview Financial

         o In December 2004 2,142,857 shares of common stock were issued to an officer as part of a private purchase agreement.

         o In December 2004 130,952 shares of common stock were issued to board members in lieu of cash compensation.

Item 6 - Exhibits and Reports on Form 8K (for the period 7/1/04 through
12/31/04)

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

Date:  February 22, 2005                    PARK CITY GROUP, INC

                                            By /s/  Randall K. Fields
                                            -----------------------------------
                                            Randall K. Fields,
                                            Chief Executive Officer & Chairman

Date:  February 22, 2005                    By /s/ William Dunlavy
                                            ----------------------
                                            William Dunlavy,
                                            Chief Financial Officer