Form 10QSB
period 2005-03-31
PARK CITY GROUP INC
filed 2005-05-16
CIK 50471

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                             Class                             Outstanding as of
                                                                  May 6, 2005

                  Common Stock, $.01 par value                   278,420,529
                  Shareholders                                         2,359

                              PARK CITY GROUP, INC.
              Table of Contents to Quarterly Report on Form 10-QSB


                         PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

           Consolidated Condensed Balance Sheet as of March 31, 2005
             (Unaudited)                                                       3

           Consolidated Condensed Statements of Operations for the three
             and nine months ended March 31, 2005 and 2004 (Unaudited)         4

           Consolidated Condensed Statements of Cash Flows for nine months
             ended March 31, 2005 and 2004 (Unaudited)                         5

           Notes to Consolidated Condensed Financial Statements                6

Item 2   Management's Discussion and Analysis or Plan of Operations            9

Item 3   Controls and Procedures                                              10

                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                    11

Item 2   Changes in Securities                                                11

Item 6   Exhibits and Reports on Form 8-K                                     12


         Exhibit 31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                              PARK CITY GROUP, INC.
                                Consolidated Condensed Balance Sheet (Unaudited)
                                                 March 31, 2005

Assets
Current assets:
     Cash                                                                                             $       121,936
     Receivables, net of allowance for doubtful accounts of $109,759                                        1,086,751
     Prepaid expenses and other current assets                                                                124,602
                                                                                                      ---------------
                    Total current assets                                                                    1,333,289

Property and equipment, net of accumulated depreciation and amortization of $1,574,967                        122,191

Other assets:
     Deposits and other assets                                                                                 32,056
     Capitalized software costs, net of accumulated amortization of $664,697                                  398,818
                                                                                                      ---------------

                    Total other assets                                                                        430,874
                                                                                                      ---------------

                    Total assets                                                                      $     1,886,354
                                                                                                      ===============

Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                                                 $       479,354
     Accrued liabilities                                                                                      914,035
     Deferred revenue                                                                                       1,256,444
     Current portion of capital lease obligations                                                              24,255
     Related party notes payable, net of discount of $18,563                                                  326,437
     Notes payable, net of discount of $82,464                                                              1,917,536
     Related party lines of credit                                                                            544,816
                                                                                                      ---------------
                    Total current liabilities                                                               5,462,877

Long-term liabilities

     Related party notes payable, net of discounts of $135,715                                              3,160,691
     Capital lease obligations, less current portion                                                            4,424
                                                                                                      ---------------
                    Total long-term liabilities                                                             3,165,115
                                                                                                      ---------------
                    Total liabilities                                                                       8,627,992
                                                                                                      ---------------


Commitments and contingencies                                                                                       -

Stockholders' deficit:

     Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued
     - Common stock , $0.01 par value, 300,000,000 shares authorized;
          278,420,529 issued and outstanding                                                                2,784,205
     Additional paid-in capital                                                                             9,910,527
     Accumulated deficit                                                                                  (19,436,370)
                                                                                                      ---------------
                    Total Stockholders' deficit                                                           (6,741,638)
                                                                                                      ---------------

                                                                                                      $     1,886,354
                                                                                                      ===============


                     See accompanying notes to consolidated condensed financial statements.

                                                        3

                                      PARK CITY GROUP, INC.
                   Consolidated Condensed Statements of Operations (Unaudited)
                   For the Three and Nine Months Ended March 31, 2005 and 2004


                                                                         Three                       Nine
                                                                      Months Ended              Months Ended
                                                                        March 31,                  March 31,
                                                                   2005           2004         2005          2004
                                                               -----------    -----------  -----------   -----------
Revenues:
Software licenses                                              $   149,760    $   834,000  $   453,615   $ 2,462,276
Maintenance and support                                            560,631        588,532    1,854,314     1,694,287
Consulting and other                                                95,473         86,347      428,674       454,056
                                                               -----------    -----------  -----------   -----------
                                                                   805,865      1,508,879    2,736,604     4,610,619

Cost of revenues                                                   394,192        270,282    1,046,117     1,091,739
                                                               -----------    -----------  -----------   -----------

          Gross Margin                                             411,673      1,238,598    1,690,487     3,518,880
                                                               -----------    -----------  -----------   -----------

Operating expenses:
Research and development                                           256,309        246,607      763,159       921,839
Sales and marketing                                                310,081        249,486      985,804       802,101
General & administrative expenses                                  377,748        328,972    1,356,678     1,046,914
                                                               -----------    -----------  -----------   -----------


Income (loss) from operations                                     (532,465)       413,532   (1,415,154)      748,016
Other income (expense):                                                  -         86,934            -        86,934
Interest Income (expense)                                         (300,517)      (399,139)    (863,049)   (1,205,870)
                                                               -----------    -----------  -----------   -----------
Income(loss) before income taxes                                  (832,982)       101,327   (2,278,203)     (370,910)

(Provision) benefit for income taxes
Current                                                                  -              -            -             -
Deferred                                                                 -              -            -             -
                                                               -----------    -----------  -----------   -----------

          Net income (loss)                                    $  (832,982)   $   101,326  $(2,278,203)  $  (370,910)
                                                               ===========    ===========  ===========   ===========

Weighted average shares, basic                                 277,374,000    241,675,000  272,281,000   232,165,000
                                                               ===========    ===========  ===========   ===========
Weighted average shares, diluted                               277,374,000    250,715,000  272,281,000   232,165,000
                                                               ===========    ===========  ===========   ===========
Basic income (loss) per share                                  $     (0.00)   $      0.00  $     (0.01)  $     (0.00)
                                                               ===========    ===========  ===========   ===========
Diluted income (loss) per share                                $     (0.00)   $      0.00  $     (0.01)  $     (0.00)
                                                               ===========    ===========  ===========   ===========


                     See accompanying notes to consolidated condensed financial statements.

                                                       4

                                              PARK CITY GROUP, INC.
                           Consolidated Condensed Statements of Cash Flows (Unaudited)
                                For the Nine Months Ended March 31, 2005 and 2004

                                                                                        March 31,     March 31,
                                                                                           2005          2004
                                                                                       -----------   -----------
Cash Flows From Operating Activities:
         Net loss                                                                      $(2,278,203)  $  (370,910)
         Adjustments to reconcile net loss to net cash provided by (used in)
           operating activities:
                  Depreciation and amortization                                            254,268       242,684
                  Bad debt expense                                                         104,417             -
                  Stock issued for services and expenses                                   508,694       466,978
                  Amortization of warrant and other discount on debt                       131,106       387,788
                  Gain on settlement of payable                                                  -       (86,934)
                  Decrease (increase) in:
                           Trade receivables                                               (48,010)      (26,989)
                           Prepaid and other assets                                         74,511        (3,680)
                  Increase (decrease) in:
                           Accounts payable                                                152,183      (256,022)
                           Accrued liabilities                                            (219,456)       24,966
                           Deferred revenue                                                144,529       126,839
                           Advances payable                                                      -      (175,000)
                           Accrued interest, related party                                 361,009        32,513
                                                                                       -----------   -----------

                                Net cash provided by (used in) operating activities       (814,952)      362,233
                                                                                       -----------   -----------

Cash Flows From Investing Activities:
         Purchase of property and equipment                                                (32,137)       (8,051)
         Proceeds from disposal of property                                                  3,400             -
                                                                                       -----------   -----------

                  Net cash used in investing activities                                    (28,737)       (8,051)
                                                                                       -----------   -----------

Cash Flows From Financing Activities:
         Net (decrease) increase in line of credit                                         544,815       255,000
         Payments on notes payable and capital leases                                      (33,007)      (20,002)
         Payments to extend note payable                                                    (9,000)            -
         Proceeds from exercise of stock options                                                 -       238,667
         Proceeds from issuance of stock                                                   150,000             -
                                                                                       -----------   -----------

                  Net cash provided by financing activities                                652,808       473,665
                                                                                       -----------   -----------

                  Net Increase (decrease) in cash                                         (190,881)      827,847
Cash at beginning of period                                                                312,817        69,305
                                                                                       -----------   -----------

Cash at end of period                                                                  $   121,936   $   897,152
                                                                                       ===========   ===========


                     See accompanying notes to consolidated condensed financial statements.



                                   (Balance of page intentionally left blank)

                                                       5

                              PARK CITY GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2005

Note 1 - Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for quarterly financial statements, and includes all adjustments of a normal recurring nature, which in the opinion of management are necessary in order to make the financial statements not misleading. Although the Company believes that the disclosures in these unaudited financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited annual financial statements included in the Company's June 30, 2004 Annual Report on Form 10-KSB. Results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

Certain 2003 amounts have been reclassified to conform to 2004 classifications.

Note 2 - Stock-Based Compensation

At March 31, 2005 and 2004, the Company has issued stock options to certain of its employees. The Company accounts for these options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on fair value consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                          Three                      Nine
                                                                      Months Ended               Months Ended
                                                                        March 31,                   March 31,
                                                                  2005            2004         2005         2004
                                                              -----------     -----------  -----------  -----------
Net Loss available to common shareholders, as reported        $  (832,982)    $   101,326  $(2,278,203) $  (370,910)

Add: Stock-based employee compensation expense included
in reported net income, net of related tax effects                      -               -            -            -

Deduct: Total stock-based employee compensation expense
determined under the fair value based method for all
awards, net of related tax effects.                                     -               -      (14,325)     (49,500)

Net (loss) income - pro forma                                 $  (832,982)    $   101,326  $(2,292,528) $  (420,410)
                                                              -----------     -----------  -----------  -----------
Loss per share:
     Basic and diluted - as reported                          $     (0.00)    $      0.00  $     (0.01) $     (0.00)
     Basic and diluted - pro forma                            $     (0.00)    $      0.00  $     (0.01) $     (0.00)

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

The LOC with Riverview Financial was extended in December 2004 with the payment of $9,000 cash and 225,000 shares of common stock.


Note 4 - Supplemental Cash Flow Information

In connection with the note payable funding from Whale Investment, Ltd., in December 2002 the Company, issued warrants and shares of common stock as a finder's fee. The value of the warrants was recorded as a discount on the note payable, of which $22,464 and $67,392 was amortized into interest expense during the nine months ended March 31, 2005 and 2004, respectively. The value of the shares issued for the finder's fee was recorded as a prepaid expense, of which $19,048 and $57,144 was amortized into expense during the nine months ended March 31, 2005 and 2004, respectively. In June 2004 the note payable to Whale Investments, LTD was extended to December 31, 2005 and ownership of the note payable was transferred to Whale Investment's sister Company Triplenet Investments. As consideration for the extension the Company paid $40,000 Cash and issued 1,000,000 shares of common stock valued at $80,000. The fair value of the cash and shares issued in connection with the extension was recorded as a discount to the note payable, of which $60,000 was amortized to interest expense during the nine months ended March 31, 2005. Due to the extension the remainder of original warrant and finders fee will be amortized over the extended life of the note payable.

The fair value of 857,143 shares issued in connection with the $345,000 note payable funding from Riverview obtained as a condition of the Whale Investment, Ltd. funding was recorded as a discount on the note payable, of which $4,285 and $6,429 was amortized into interest expense during the nine months ended March 31, 2005 and 2004, respectively. In December 2004 the note payable to Riverview was extended for a period of 12 months for $9,000 and 225,000 shares of common stock valued at $15,750. The fair value of the cash and stock paid as consideration in the amount of $24,750 for the extension was recorded as a discount to the note payable, of which $6,188 was amortized to interest expense during the nine months ended March 31, 2005.

For the nine months ended March 31, 2005 and 2004 the Company paid interest in cash of $350,600 and $379,208, respectively. No cash was paid for income taxes.


Note 5 - Net Loss Per Common Share

Basic net loss per common share ("Basic EPS") excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share. Options and warrants to purchase 52,109,500 and 74,884,203 shares of common stock as of March 31, 2005 and 2004, respectively, were not included in the computation of Diluted EPS. The inclusion of the options would have been anti-dilutive, thereby decreasing net loss per common share.


Note 6 - Accrued Liabilities

Accrued liabilities consist of the following at March 31, 2005

           Accrued vacation                                 $101,465
           Other payroll liabilities                          13,903
           Accrued Stock Compensation                         65,958
           Accrued interest                                  711,950
           Other accrued liabilities                          20,760
                                                            --------
                                                            $914,036
                                                            ========


Note 7 - Recent Accounting Pronouncements

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

On December 18, 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. SAB 104 does not have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions. The guidance in APB Opinion 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We do not expect that the adoption of SFAS 153 will have a material impact on our financial position or results of operations.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No.123 (Revised 2004), Share Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard and the effect of the adoption of SFAS 123R will have on our financial position, results of operations, or cash flow.


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


Three Months Ended March 31, 2005 and 2004

Total revenues were $805,865 and $1,508,879 for the quarters ended March 31, 2005 and 2004, respectively, a decrease of 47% in 2005 over the comparable period for 2004. Software license revenues were $149,760 and $834,000 for the quarters ended March 31, 2005 and 2004, respectively, an 82% decrease. Sales in 2004 included two large sales to existing accounts last year. The decision to move the business to more of an ASP model has also lowered software license sales revenue. Maintenance and support revenues were $560,631 and $588,532 for the quarters ended March 31, 2005 and 2004, respectively, a 5% decrease. During this 3 month period we lost maintenance from 2 long term maintenance accounts and extended the warranty period of a new client until next quarter, for a total decrease of $93,000. These decreases were offset by the addition of $30,000 in ASP revenue and $40,000 in additional new maintenance from license sales to existing accounts for additional FMM departments. Consulting and other revenue was $95,473 and $86,347 for the quarters ended March 31, 2005 and 2004, respectively, an 11% increase. This increase comes from the signing of additional consulting contracts with three existing customers.

Research and development expenses were $256,309 and $246,607 for the quarters ended March 31, 2005 and 2004 respectively, a 4% increase. This increase represents the raises and some staffing changes.

Sales and marketing expenses were $310,081 and $249,486 for the quarters ended March 31, 2005 and 2004, respectively, a 24% increase. This increase is from the hiring of management to focus on building a commissioned sales staff and increased travel for sales activities.

General and administrative expenses were $377,748 and $328,972 for the quarters ended December 31, 2004 and 2003, respectively, a 15% increase. This increase is due to bad debt expense recognized during the quarter ended March 31, 2005 due to a change in estimate of the allowance for doubtful accounts.

Nine Months Ended March 31, 2005 and 2004

Total revenues were $2,736,604 and $4,610,619 for the nine months ended March 31, 2005 and 2004, respectively, a 41% decrease in 2005 over the comparable period for 2004. Software license revenues were $453,615 and $2,462,276 for the nine months ended March 31, 2005 and 2004, respectively, an 82% decrease. For comparability in 2004 there were three events that contributed to this decrease in comparing 2005 with 2004. During the first 9 months of 2004 we recognized $350,000 of deferred revenues, and we had one alliance license sale for $918,887 and a site license sale to an existing customer for $675,000. The Company has had difficulty in closing sales during the 2005 Fiscal Year due to the overall slow down in the economy and the cautious nature of the Grocery, C-Store and Specialty retail markets which has contributed to the decrease in sales. Maintenance and support revenues were $1,854,314 and $1,694,287 for the nine months ended March 31, 2005 and 2004, respectively, a 9% increase. ASP revenue and the combination of both new customers and existing customer additional products sales have offset the decrease of customers that normally discontinue maintenance. Consulting and other revenue was $428,674 and $454,056 for the nine months ended March 31, 2005 and 2004, respectively, a 6% decrease. Project delays during the six month period ending December 31, 2004 account for this decrease.

Research and development expenses were $763,159 and $921,839 for the nine months ended March 31, 2005 and 2004 respectively, a 17% decrease. This decrease represents the general stabilization of both the Fresh Market Manager and Action Manager 4X software. Research and development resources have been switched to the Sales and Marketing of these suites.

Sales and marketing expenses were $985,804 and $802,101 for the nine months ended March 31, 2005 and 2004, respectively, a 23% increase. This increase is from the hiring of management to focus on building a commissioned sales staff and increased travel for sales activities.

General and administrative expenses were $1,356,678 and $1,046,914 for the nine months ended March 31, 2005 and 2004, respectively, a 30% increase. This increase includes a $165,200 expense for the settlement of a legal case.

Liquidity and Capital Resources

The Company had a working capital deficit at March 30, 2005 and incurred a net loss for the nine months then ended.

During the quarter ending December 31, 2004, the Company made significant strategic decisions that affected strategic alliances sales. The Company determined that it would not extend the exclusive rights to sell the ActionManager Scheduler in the Specialty Retail Market to its partner, CRS Retail Systems. Our alliance partner requested an extension in payment terms for 6 months for the exclusive rights, however, upon review of their sales opportunities and pipeline, it was management's decision that we would receive an amount equal to or greater than the exclusivity purchase from other applications that the alliance partner had identified in their anticipated sales. After discussions with the alliance partner, it was agreed that this was the best course of action. We are currently working on several accounts with this alliance partner and they continue to add new prospects to their pipeline.

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

On March 1, 2005, the Company decided to reinstate the employee participation in ownership program for all employees. The program requires a minimum 10% participation level and allows the employee to use up to 25% of their pay to purchase stock in the Company. The Company is offering a 2 for 1 stock issuance as an incentive to the employees. Currently the total deferral per month is at $27,843. The Company plans to make their first stock issuance in May 2005.

The marketing focus of the Company has changed under the direction of Jim Horton, the Company's new President. The Company has concentrated on establishing a network of commissioned sales representatives and alliance partners for the FMM suite. In addition the Company has started pursuing the convenience store market with its Action Manager and Fresh Market Manager products, in both license sales and ASP offering. In addition the company has also started pursuing the Convience Store and Perishable Manufactures markets with some encouraging responses.

To date, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from the CEO and majority shareholder, and private placements of equity securities. The company is working on new long term financing options as well as the possible sale of some market segments for their Action Manager Suite of Products. There can be no assurance that the Company will be successful in achieving additional sales or in obtaining of additional financing.

The company is prepared to make management and staffing cuts to lower overhead if sales do not occur or if we are unable to complete a new long term finance package.


Item 3 - Controls and Procedures

         (a) Evaluation of disclosure controls and procedures.

Randall K. Fields who serves as Park City Group's chief executive officer and William Dunlavy, who serves as Park City Group's chief financial officer, after evaluating the effectiveness of Park City Group's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and in preparation for section 404 of the Sarbanes Oxley Act of 2002 as of March 31, 2005 (the "Evaluation Date") concluded that as of the Evaluation Date, Park City Group's disclosure controls and procedures were adequate and effective to ensure that material information relating to Park City Group and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared. Although we feel that these controls are adequate to prevent material misstatements, we have found significant deficiencies that the Company will work to rectify in the coming year as it continues its review as required by Sarbanes Oxley.

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

In December 2004 the Company settled with the Calvo family interests, which involved the issuance of 2,065,000 shares of the Company's restricted common stock at a fair value of $165,200. The actual settlement agreement was signed January 3, 2005 and the shares were issued accordingly. The case has now been settled as between all parties with the exception of the claims of the Company against The Yankee Companies (Yankee). The Company has a default judgement against Yankee but it is unlikely that there is any possibility of collecting on the judgement.


Item 2 - Changes in Securities

         o In August 2004 536,267 shares of common stock were issued to employees in lieu of cash compensation.
         o In September 2004 2,405,650 shares of common stock were issued to board members in lieu of cash compensation.
         o In November 2004 396,000 shares of common stock were issued for consulting services
         o In December 2004 225,000 shares of common stock were issued as consideration of extension of payment on the Note Payable to Riverview Financial
         o        In December 2004 2,142,857 shares of common stock were issued to an officer as part of a private purchase agreement.
         o        In December 2004 166,666 shares of common stock were issued to board members in lieu of cash compensation.
         o In January 2005 2,065,000 share of common stock were issued to settle lawsuit with Calvo family interests.
         o In February 2005 1,446,680 shares of common stock were issued to management in lieu of cash compensation.
         o In February 2005 320,000 shares of common stock were issued for consulting services.

Item 3 - Defaults Open Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8K (for the period 7/1/04 through 3/31/05)

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

On October 14, 2004 the Company filed a Current Report on Form 8K dated October 14, 2005 under Item 7.01 announcing substantial year-over-year improvement in its FY 20004 year end filing.

On November 18, 2004 the Company filed a Current Report on Form 8K dated November 18, 2004 under Item 7.01 announcing first quarter results showing a 20% increase in recurring revenues.

On April 21, 2005 the Company filed a Current Report on Form 8K dated April 21, 2005 under Item 7.01 announcing third quarter progress and new strategic alliances for increasing market penetration.


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

                                              PARK CITY GROUP, INC.



Date:  May 16, 2005                           By /s/  Randall K. Fields
                                              ----------------------------------
                                              Randall K. Fields,
                                              Chief Executive Officer & Chairman



Date:  May 16, 2005                           By /s/ William Dunlavy
                                              ----------------------------------
                                              William Dunlavy,
                                              Chief Financial Officer