Form 10KSB
period 2005-06-30
PARK CITY GROUP INC
filed 2005-10-13
CIK 50471

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                               Annual Report Under
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                            For the fiscal year ended
                                  June 30, 2005

                             Commission file number
                                    000-03718

                              PARK CITY GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   Nevada                              37-1454128
      (State or other jurisdiction of      (IRS Employer Identification No.)
               incorporation)

                     333 Main Street, Park City, Utah 84060
                    (Address of principal executive offices)

                                 (435) 649-2221
              (Registrant's telephone number, including area code)


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

                       Outstanding as of October 13, 2005
                        282,853,935 (2,369 shareholders)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) [XX] Yes [ ] No; (2) [XX] yes [ ] No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended June 30, 2005 were $3,631,812.

The aggregate market value of the stock held by non-affiliates of the registrant is approximately $2,994,106, calculated using a price of $0.055 per share on October 12, 2005.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                            YEAR ENDED JUNE 30, 2005


                                     PART I

  Item 1    Description of Business                                            3
  Item 2    Description of Properties                                          8
  Item 3    Legal Proceedings                                                  8
  Item 4    Submission of Matters to a Vote of Security Holders                8

                                     PART II

  Item 5    Market for Common Equity and Related Stockholder Matters           9
  Item 6    Management's Discussion and Analysis or Plan of Operation         10
  Item 7    Financial Statements                                              17
  Item 8    Changes In and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        17

 Item 8A    Controls and Procedures                                           17
 Item 8B    Other Information                                                 17

                                    PART III

 Item 9     Directors, Executive Officers, Promoters and Control Persons      18
 Item 10    Executive Compensation                                            21
 Item 11    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   24
 Item 12    Certain Relationships and Related Transactions                    25
 Item 13    Exhibits                                                          26
 Item 14    Principal Accountant Fees and Services                            26
            Signatures                                                        27
            Reports of Independent Registered Public Accounting Firms         28
            Consolidated Balance Sheet as of June 30, 2005                    30
            Consolidated Statement of Operations                              31
            Consolidated Statement of Stockholders' Deficit                   32
            Consolidated Statement of Cash Flows                              33
            Notes to Consolidated Financial Statement June 30, 2005
              and June 30, 2004                                               34
Exhibit 31  Certifications of the Chief Executive and Chief Financial
            Officer pursuant to Section 302 of the Sarbanes-Oxley Act
            of 2002.                                                          44
Exhibit 32  Certifications pursuant to 18 U.S.C. Sec. 1350 as adopted
            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.        46


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

Business
--------
Park City Group develops and markets patented computer software and profit optimization consulting services that help its retail customers to reduce their inventory and labor costs; the two largest controllable expenses in the retail industry, while increasing the customer's sales and gross margin. The technology has its genesis in the operations of Mrs. Fields Cookies co-founded by Randy Fields, CEO of Park City Group, Inc. Industry leading customers such as The Home Depot, Victoria's Secret, Limited Brands, Anheuser Busch Entertainment, Del Monte, WaWa and Tesco Lotus benefit from the Company's software. Park City Group products, Supply Chain Profit Link, C-Store Manager, Fresh Market Manager and ActionManager are proven, patented technologies that address the needs of retailers in store operations management, manufacturing and both durable goods and perishable product management. Because the product concepts originated in the environment of actual multi-unit-retail chain ownership, the products are strongly oriented to an operation's bottom line results. The products are highly pragmatic in their approach to standardizing and improving managerial actions. The products use a fully developed, contemporary patented technology platform that is not only capable of supporting existing offerings, but can also be expanded to support related products.

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

The Company now offers a monthly subscription method for licensing of the software to its customer companies. A monthly subscription deployment option was introduced in Q3FY2004. With its lower initial implementation cost and monthly charge for the software by department by location, the Company can now offer its products to a larger potential market and estimates increasing its recurring revenue stream, although no assurances can be given.

During Q3FY2005 the Company introduced both Supply Chain Profit link and C-Store Manager products in both a subscription and traditional purchase offering. These products are targeted to meet the needs of manufactures serving the retail market place and the convenience store market respectively. In Q4FY2004, the company also expanded their business operations consulting practice to the Financial Services Industry.

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

         Supply Chain Profit Link
         ------------------------
         Supply Chain Profit Link utilizes a mix of both Fresh Market Manager and Action Manager products to produce a daily view of item movement of a manufactures product by location within any given retailer. Supply Chain Profit link products include Category Management, Forecasting, and Automated Ordering.

         Category Management
         -------------------
         The Category Management solution includes ScoreTracker Category Management tool, Central Server, Alerts Manager, and our universal integration solution. These applications provide the retail category manager, the manufacture category management and sales/operations team with a current view of the profitability of each product being carried by the retailer by store location.

         Forecasting
         -----------
         The forecasting system determines the demand by item by store location and aggregates the demand to user configured totals. This product provides both the retailer and manufacturer with a total demand that is driven by the individual store performance, and takes into consideration the marketing and merchandising plan as determined by the corporate merchandising team.

         Automated Ordering
         ------------------
         The Automated ordering system supplies an estimated order to the retailer for review and once approved can generate an electronic purchase order to a manufacture or can feed the order to the retailers existing purchase order legacy system.

         C-Store Manager
         ---------------
         C-Store Manager integrates the Action Manager Products with the Fresh Market Manager Products in a package geared to solve the problems currently facing the C-Store Industry. This product is configured for rapid deployment and is a complete management system to fill the gaps between the Accounting Systems at the Headquarters to the Point of Sale System at the store. The product is sold and implemented in modules depending on the specific chain's needs.

         Profit Optimization and Business Operations Consulting (consulting services) The consulting group's staff has extensive knowledge of the business operations aspects of retail businesses. The consulting group provides consulting services ranging from accelerated implementations (consultation support in conjunction with the customer's staff), to project level advisory consulting. Focused primarily on the implementation of the ActionManager and Fresh Market Manager applications, the professional services consultants assist customers in decision-making and implementing the software.

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

         Implementation Assistance Services
         ----------------------------------
         Additional services provided to the customers include:

         o Project management and consulting support for customer project teams
         o        Business rule recommendations and tailoring
         o        Technical systems analysis, assessment and configuration
         o        On-site training and educational services

Financial Services and Call Center Operations Consulting
--------------------------------------------------------
The company has developed a services product that centers around Labor Management, Organizational Design, Forecasting, and Best Practice development and training.

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

Research and Development
------------------------
Total research and development expenditures were $1,019,411 and $1,176,222 for the years ended June 30, 2005 and 2004, respectively; a 13% decrease. We estimate that this resource will require limited growth as the Company continues to improve their New C-Store and Supply Chain Profit Link in the next fiscal year.

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

Employees
---------
As of June 30, 2005, the Company had 32 employees, including 8 software developers and programmers, 9 sales, marketing and account management employees, 7 software service and support employees and 8 accounting and administrative employees. All of these employees work for the Company on a full time basis. The employees are not represented by any labor union.

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

                                      None

           Item 4. Submission of Matters to a Vote of Security Holders
           -----------------------------------------------------------

                                      None



                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

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

           Fiscal Year 2004                     Low                  High
           ----------------                     ---                  ----
          September 30, 2003                   $0.03                 $0.07
           December 31, 2003                   $0.02                 $0.05
            March 31, 2004                     $0.04                 $0.17
             June 30, 2004                     $0.07                 $0.14

           Fiscal Year 2005
           ----------------
          September 30, 2004                   $0.05                 $0.08
           December 31, 2004                   $0.04                 $0.09
            March 31, 2005                     $0.04                 $0.08
             June 30, 2005                     $0.02                 $0.05


Holders of Record
-----------------
At October 12, 2005 there were 2,369 holders of record of Common Stock and shares issued and outstanding of 282,853,935. The number of holders of record and shares issued and outstanding was calculated by reference to the stock transfer agent's books.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

         None

Equity Compensation Plan Information

                                 Equity Compensation Plan Information
                                                                                Number of securities
                                                                               remaining available for
                                                                                future issuance under
                            Number of securities to      Weighted-average        equity compensation
                            be issued upon exercise     exercise price of         plans (excluding
                            of outstanding options,    outstanding options,    securities reflected in
                              warrants and rights      warrants and rights           column (a))
      Plan category                   (a)                      (b)                       (c)
Equity compensation plans
  approved by security
  holders                              0                        0                         0
Equity compensation plans
  not approved by security
  holders                          5,446,512                 $0.0573                  2,553,488
                                   ---------                 -------                  ---------
          Total                    5,446,512                 $0.0573                  2,553,488
                                   =========                 =======                  =========

The Company has several different Equity Compensation Plans in effect at this time. These include the following

         o In August 2003 the Company authorized 2,000,000 options for distribution to the employees. These options had a strike price of $0.05
         o In August 2003 the Company authorized 2,000,000 options for distribution to the senior management. These options had a strike price of $0.03
         o In September of 2005 the Company authorized to pay Senior Management 3 options for every share purchased at $.07 for one year. Starting October of 2006 Senior Management will get 2 options for every share purchased from the Company at market price or $.07 which ever is higher.

Issuance of Securities

We issued shares of our common stock in unregistered transactions during 2005. All of the shares of common stock issued were issued in non registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). We report share issued on a quarterly bases. The shares of common stock issued subsequent to March 31, 2005 shares of common stock were issued as follows:

         o In June 2005 2,386,113 shares were issued to employees in lieu of cash compensation.
         o In June 2005 1,763,799 shares were issued to management in lieu of cash compensation.
         o In July 2005 66,000 shares were issued for consulting services.
         o In July 2005 155,750 shares were issued per anti-dilution agreement with the CEO.
         o In August 2005 134,411 shares were issued to an employee in lieu of cash compensation.


     Item 6. Management's Discussion and Analysis of Financial Condition and
                              Results of Operation
     -----------------------------------------------------------------------

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

Overview
--------
The principal business is the design, development, marketing and support of proprietary software products along with ongoing operational consulting practice. These software products are designed to be used in retail and grocery businesses having multiple locations by assisting individual store locations and corporate management with managing daily business operations and communicating results of those operations in a timely manner.

Through June 30, 2005 the Company has accumulated aggregate consolidated losses totaling $20,566,203 which includes net losses of $3,408,037 and $672,243 for the years ended June 30, 2005, and 2004, respectively.


Management's Discussion and Analysis
------------------------------------
Years Ended June 30, 2005 and 2004
----------------------------------

During the year ended June 30, 2005, the Company had total revenues of $3,631,812 compared to $6,029,823 in 2004, a 40% decrease. Software license sales were $479,615 and $3,245,557 for 2005 and 2004, respectively, an 85% decrease. This decrease was primarily attributable to the postponement of large sales for Fresh Market Manager at fiscal year end. One customer did sign their agreement in July 2005 for $3,000,000 in licenses as well as $500,000 in consulting services and $75,000 for one year exclusivity rights for the Point of Purchase Display manufacturing industry, and $100,000 for the first right of refusal on stock offers through December 2005, and then six months of First Right of Offer for company offered stock sales. Maintenance and ASP revenues increased by 6% over 2004, primarily from the increase in ASP sales agreements. Consulting revenue increased by 44% to $735,522 for 2005, compared to $509,928 for 2004. This increase is primarily attributable to ongoing operational consulting services for Fresh Market Manager customers and the successful launch of our new financial services operational consulting services products. The Company expects maintenance and support revenue for the year ending June 30,

2006 to be increase over 2005. Some customers may discontinue maintenance agreements, but maintenance agreements with new customers should replace discontinuing customers, and may result in a similar growth in maintenance revenue.

Deferred revenue was $883,425 and $1,111,915 at June 30, 2005 and 2004, respectively, a decrease of 20%.

Research and development expenses were $1,019,411 and $1,176,222 for 2005 and 2004, respectively, a 13% decrease. This decrease is primarily because both the Fresh Market Manager and Action Manager products have reached a mature development state. Research and development costs continue for both products for enhancements and upgrades as well as the development of Supply Chain Profit Link, C-Store Manager and two other products the Company plans to launch in FY2006.

Sales and marketing expenses were $1,337,318 and $1,158,411 for 2005 and 2004, respectively, a increase of 16%. This increase is primarily attributable to employment of Jim Horton as President and COO to develop the sales organization. During the current fiscal year the Company developed several strategic sales channels that are headed up by commissioned alliance partners. The company recognized approximately $456,000 in sales during the current fiscal year included in license and professional services revenue.

General and administrative expenses were $2,055,940 and $1,669,650 for 2005 and 2004, respectively, a 23% increase. This increase was driven primarily from the increase of reserves for bad debt including the write off of $307,500 for one customer for non payment.

Interest expense was $1,178,454 and $1,540,417 for 2005 and 2004, respectively, a 24% decrease. This decrease was primarily attributed to the conversion of a bridge loan from directors.

The gain on forgiveness of debt in 2004 is attributable to certain bridge note holders, including an officer and directors, agreeing to cancel certain amounts payable to them pursuant to the terms of the Bridge Note C agreements.

Financial Position, Liquidity and Capital Resources
---------------------------------------------------
The Company had $209,670 in cash at June 30, 2005 compared with $312,817 at June 30, 2004, a decrease of $103,147. Working capital deficit at June 30, 2005 increased to $4,994,269, compared to $587,977 at June 30, 2004. The increase in the working capital deficit is principally attributable to the upcoming maturity dates on the notes payable to Whale Investments, as well as an increase in the related party line of credit with Riverview. Subsequent to year end, the Company was able to pay off the entire Whale Investment note of $2,000,000, and $350,000 of the Riverview operating line of credit.

During the year ended June 30, 2005 the operations of the Company used $794,318 of cash, compared to operations providing $62,264 of cash in 2004.

The company focused on developing several strategic sales channels in FY2005. The primary focuses are, Large Grocery Chains, Medium Grocery Chains, Large C-Store Chains, Medium C-Store Chain, Specialty Retailers through Alliance Partners, Financial Services and Call Center operations, and Perishable and Non Perishable Product Manufacturers. Each of these channels has a Senior Executive responsible for the development of the channel. In addition the Company has entered into agreements with the Alliance Partners and independent commissioned sales personnel as needed to facilitate introductions and relationships within the channel.

In addition to our channel focus, the Company subsequent to June 30, 2005, entered into a license agreement with IMI as disclosed in our 8-K filing on August 15, 2005. Although there is no certainty, the Company believes that this working relationship with the operating companies has significant potential for revenue generation. Joint management operating meetings will be conducted later to discuss future business opportunities

We expect that these channels will take 12 to 18 months to initiate and expect to start seeing results in Q1FY2006, although no assurance of positive results from these strategic sales channels can be given. Our working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including: (i) changes in the software industry and environment which may require additional modifications to our software and platforms; (ii) the pace at which our products are accepted by and sold into the market and the related sales and marketing effort and support requirements, and (iii) changes in existing financing arrangements. The Company is pursuing opportunities to sell its ActionManager and Fresh Market Manager products through alliances with other software vendors (CRS Retail Systems) and companies (Kurt Salmon Associates) selling to the retail industry. This selling strategy is dependent on successfully establishing these alliances and the efforts of the other companies.

To date, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from the CEO and majority shareholder, and private placements of equity securities. The Company has been constrained by not having a desirable level of working capital. Although the Company anticipates that it will meet its working capital requirements primarily through increased revenue, while controlling and controlling costs and expenses, no assurances can be given that the Company will be able to meet its working capital requirements. Should the Company desire to raise additional equity or debt financing, there are no assurances that the Company could do so on acceptable terms.

Inflation
---------
The impact of inflation may cause retailers to slow spending in the technology area, which could have an impact on company sales.

Risk Factors
------------
The Company is subject to certain other risk factors due to the organization and structure of the business, the industry in which it competes and the nature of its operations. These risk factors include the following:

Risk Factors Related to the Company's Operations

Continued net losses could impair the ability to raise capital.
---------------------------------------------------------------
The Company cannot accurately predict future revenues. The future marketing strategy emphasizes sales activities for the Fresh Market Manager and ActionManager applications, in the sales channels of Grocery, C-Store, Specialty Retail, Financial Service and Food Manufactures. If this marketing strategy fails, revenues and operations will be negatively affected. All Park City Group applications are designed to be highly flexible so that they can work in diverse business environments There is no assurance that the markets will accept the Park City Group applications in proportion to the increased marketing of these product lines, although current business activity might suggest that the market opportunity and acceptance of the Park City Group applications are positive. The Company may face significant competition that may negatively affect demand for the Park City Group applications. This includes the public's preference for competitor's new product releases or updates over the Company's releases or updates. The company is focusing our marketing effort on the development of the new expanded sales channels, this will be increasing our marketing and operational costs.

There can be no assurance that the Company will be able to generate significant revenues or that it will achieve or maintain profitability, or generate revenues from operations in the future. Management believes that success will depend upon the ability to generate and retain new customers, which cannot be assured, and in many circumstances, may be beyond the Company's control. The ability to generate sales will depend on a variety of factors, including:

         o Sales and marketing efforts as well as the co-marketing efforts of strategic partners,
         o        The success of the new strategic sales channels
         o        The length of the sales cycle for our products
         o        The reliability and cost-effectiveness of services, and
         o        Customer service and support.

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

The Company is dependent on the continued participation of certain key executives and personnel to effectively execute its business plan and strategies and must effectively integrate its management team. The business is dependent on the continued services of its founder and Chief Executive Officer, Randall K. Fields. Should the services of Mr. Fields be lost, operations will be negatively impacted. The Company currently maintains three key man insurance policies on Mr. Fields life in the amount of $10,000,000 each. The beneficiary of each policy is (1) to the Fields Trust, (2) to Park City Group, Inc. and (3) to the Fields Trust. The third policy is a new policy which will replace the first policy as soon as all contingencies and waiting periods have been removed from the new policy. The loss of the services of Mr. Fields would have a materially adverse effect on the business.

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

The business is currently dependent on a limited customer base; should any of these customer accounts be lost, revenues will be negatively impacted. The Company expects that existing customers will continue to account for a substantial portion of total revenues in future reporting periods. The ability to retain existing customers and to attract new customers will depend on a variety of factors, including the relative success of marketing strategies and the performance, quality, features, and price of current and future products. Accordingly, if customer accounts are lost or customer orders decrease, revenues and operating results will be negatively impacted. The company has experienced the loss of long term maintenance customers due to the high reliability of the product, and in some cases, the customer deciding to replace Park City Group applications. The company continues to focus on these long term clients to provide new functionality and applications to meet their business needs. The company also expects to lose some maintenance revenue due to consolidation of industries or customer operational difficulties that lead to their reduction of size. In addition, future revenues will be negatively impacted if the Company fails to add new customers that will make purchases of its products and services.

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

Critical Accounting Policies

         This Management's Discussion and Analysis of Financial Condition and Results of Operations discuss the Company's Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

         We commenced operations in the software development and professional services business during 1990. The preparation of our financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to inventory, income taxes, revenue recognition and restructuring initiatives. We anticipate that management will base its estimates and judgments on historical experience of the operations we may acquire and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Management believes the following critical accounting policies, among others, will affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

         Income Taxes. In determining the carrying value of the Company's net deferred tax assets, the Company must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. If these estimates and assumptions change in the future, the Company may record a reduction in the valuation allowance, resulting in an income tax benefit in the Company's Statements of Operations. Management evaluates the realizability of the deferred tax assets and assesses the valuation allowance quarterly.

         Goodwill and Other Long-Lived Asset Valuations. In June 2001, the FASB issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001. We adopted the new rules on accounting for goodwill and other intangible assets during the first quarter of fiscal 2004. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

         In accordance with SFAS 142, we initiated a goodwill impairment assessment during the first quarter of fiscal 2004. The results of this analysis concluded that there was no impairment charge.

         Revenue Recognition. The Company's revenues are derived from the sale of software, maintenance of software, professional consulting services and software hosting services. Revenue from the sale of software is recognized at the time the software is shipped to the customer. The company also defers a portion of the software license fee equal to the cost of maintenance for the warranty period on all license sales that are either to a new customer or are a new product being sold to and existing customer. Customers who purchases additions licenses for software they already have and are paying maintenance on waive the warranty period. Revenue from maintenance of software, professional consulting services and software hosting services is recognized during the month the services are preformed.

         Stock-Based Compensation. The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, the Company records deferred compensation costs related to its employee stock options when the current market price of the underlying stock exceeds the exercise price of each stock option on the measurement date (usually the date of grant). The Company records and measures deferred compensation for stock options granted to non-employees, other than members of the Company's Board of Directors, using the fair value based method. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option. During 2005 and 2004, the Company did not grant any stock options to employees or members of the Company's Board of Directors with exercise prices below the market price on the measurement date.

         An alternative method to the intrinsic value method of accounting for stock-based compensation is the fair value based method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." If the Company used the fair value based method, the Company would be required to record deferred compensation based on the fair value of the stock option at the date of grant as computed using an option-pricing model, such as the Black-Scholes option pricing model. The deferred compensation calculated under the fair value based method would then be amortized over the vesting period of the stock option


                          Item 7. Financial Statements
                          ----------------------------

See the index to consolidated financial statements and consolidated financial statement schedules included herein as Item 13.

    Item 8. Changes In and Disagreements With Accountants on Accounting and
                              Financial Disclosure
    ------------------------------------------------------------------------

On August 12, 2005, the Company dismissed Tanner LC as its principal accountant to audit its financial statements. There have been no disagreements between Tanner and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Tanner, would have caused it to make a reference to the subject matter of any such disagreement within its report. We filed a Form 8-K to report on the above described change of accountants. Attached as an exhibit to each of such filings was a letter from Tanner LC stating that it agreed with the statements we made in such filings relating to our change of auditor. Also on August 12, 2005 the Company hired HJ & Associates, LLC as its principal accountant.

                        Item 8A. Controls and Procedures
                        --------------------------------

(a)      Evaluation of disclosure controls and procedures.

         Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Park City Group, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. While the Company feels that the disclosure controls currently in place are adequate to prevent material misstatements, the Company has found significant internal control deficiencies in its accounting for property, plant and equipment that they will work to rectify in the coming year in preparation for section 404 of the Sarbanes Oxley Act of 2002. The Company is continually evaluating and improving their internal control procedures.

(b)      Changes in internal controls over financial reporting.

         None


                           Item 8B. Other Information
                           --------------------------

                                 Not applicable



                   REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

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

         Name              Age                 Position - Committee
         ----              ---                 --------------------

  Randall K. Fields         58                Chief Executive Officer
                                        Chairman of the Board and Director
    *Peter Jensen        Deceased     Chief Financial Officer and Secretary
  **William Dunlavy         50        Chief Financial Officer and Secretary
   ***James Horton          51                      President
   Thomas W Wilson          73     Director and Compensation Committee Chairman
 ****William R. Jones       70        Director and Audit Committee Chairman
  Bernard F. Brennan        67                       Director
*****Edward C. Dmytryk      59        Director and Audit Committee Chairman
******Anthony E. Meyer      44                       Director

*Appointed CFO on 6/3/03 - Deceased 8/21/04
**Appointed CFO on 8/23/04
***Appointed President 9/1/04
****Resigned 1/4/05
*****Appointed Audit Committee Chairman 10/1/2004
****** Resigned 11/14/04

Randall K. Fields has been the Chief Executive Officer, and Chairman of the Board of Directors since June, 2001. Mr. Fields founded Park City Group, Inc., a software development company based in Park City, Utah, in 1990 and has been its President, Chief Executive Officer, and Chairman of the Board since its inception in 1990. Mr. Fields has been responsible for the strategic direction of Park City Group, Inc. since its inception. Mr. Fields co-founded Mrs. Fields Cookies with his then wife, Debbi Fields. He served as Chairman of the Board of Mrs. Fields Cookies from 1978 to 1990. In the early 1970's Mr. Fields established a financial and economic consulting firm called Fields Investment Group. Mr. Fields received a Bachelor of Arts degree in 1968 and a Masters of Arts degree in 1970 from Stanford University, where he was Phi Beta Kappa, Danforth Fellow and National Science Foundation Fellow.

Peter Jensen served as Chief Financial Officer from June 3, 2003 to August 21, 2004. Mr. Jensen unexpectedly passed away on August 21, 2004.

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

James Horton has been appointed President and Chief Operating Officer as of September 2004. Mr. Horton joined Park City Group in 2004. He was most recently a Vice President and senior officer at Kurt Salmon Associates. Jim has extensive experience in the retail industry. He began his career with Ernst and Young consultants, was the National Director of Retail consulting for KPMG. Mr. Horton's resume includes being the President of World Wide Chain Store Systems, a retail/wholesale distribution application software company that had been installed in many of the largest retail and wholesale companies. His more than 25 years of retail operation experience coupled with both a BS in Accounting and an MBA from West Virginia University has assisted him in becoming a featured presenter in worldwide industry conferences at the Food Marketing Institute, the National Retail Federation and the International Business Leaders Advisory Council.

Thomas W. Wilson, Jr. has been a director since August, 2001. From 1995 to 1999, Mr. Wilson was the Chairman of the Board Information Resources, Inc., a Chicago, Illinois-based provider of point-of-sale information based business solutions to the consumer packaged goods industry. From 1998 to 1999, Mr. Wilson was the Interim Chief Executive Officer of Information Resources, Inc. From 1966 to 1990, Mr. Wilson was employed in various capacities with McKinsey & Co., a management consulting company. In 1968, Mr. Wilson was elected a Partner of McKinsey and Co., and in 1972 he was elected a Senior Partner. Mr. Wilson received a Bachelor of Arts Degree from Dartmouth College and a Masters of Business Administration Degree from the Wharton School of the University of Pennsylvania.

William R. Jones was a director since August, 2001. Mr. Jones resigned from the Board of Directors on January 4, 2005

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

Edward C. Dmytryk has been a director since June, 2000. In October 2002, Mr. Dmytryk took on additional responsibilities as acting Chief Financial Officer and as such resigned from the Audit Committee. He served in this capacity until June 2003. Later in 2003, Mr. Dmytryk became the Chief Executive Officer of Safescript Pharmacies, Inc ( SAFS) due to a request by the Safescript Pharmacies, Inc. Board of Directors to restructure the Company during a liquidity crisis and a SEC investigation. He restructured the Company and helped arranged the sale of assets to a group of interested investors. He remains the CEO due to the complications of the sale and the damage caused by hurricane Katrina in New Orleans where 3 operating pharmacies were located. Currently, Mr. Dmytryk is the CEO of RxPert, Inc., a Pharmacy company located in Ponte Vedra, Florida. Mr. Dmytryk graduated Summa Cum Laude from the Citadel, the Military College of South Carolina in 1968 with a Bachelor of Science Degree and was an Instructor Pilot in the United States Air Force..

Anthony E. Meyer was a director since October, 2002. Mr. Meyers resigned from the Board of Directors November 14, 2004.

Our Executive Officers are elected by the Board on an annual basis and serve at the discretion of the Board.

Compliance with Section 16(a)

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. The Company believes that, during the year ended December 31, 2004, the Reporting Persons met all applicable Section 16(a) filing requirements

Code of Ethics

         The company has not yet adopted a code of ethics that applies to all officers, directors, and employees of the Company. The company is addressing this issue in its October 2005 Board Meeting.

Committees of the Board of Directors

         Our board of directors has an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and responsibilities described below:

         Audit Committee. The audit committee provides assistance to the board of directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The audit committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy itself that the accountants are independent of management. The audit committee currently consists of Edward C. Dmytryk (Chairman), Thomas W. Wilson Jr., and Bernard F. Brennan, each of whom is a non-management member of our board of directors. Edward C. Dmytryk is also our audit committee financial expert as currently defined under Securities and Exchange Commission rules. We believe that the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the Over-the-Counter Bulletin Board Stock Market and Securities and Exchange Commission rules and regulations. We intend to comply with future audit committee requirements as they become applicable to us.

         Compensation Committee. The compensation committee determines our general compensation policies and the compensation provided to our directors and officers. The compensation committee also reviews and determines bonuses for our officers and other employees. In addition, the compensation committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers our stock option plans and employee stock purchase plan. The current members of the compensation committee are Thomas W. Wilson Jr. (Chairman), and Bernard F. Brennan, each of whom is a non-management member of our board of directors. We believe that the composition of our compensation committee meets the criteria for independence under, and the functioning of our compensation committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the Over-the-Counter Bulletin Board Stock Market and Securities and Exchange Commission rules and regulations. We intend to comply with future compensation committee requirements as they become applicable to us.

         Nominating and Corporate Governance Committee. The nominating and corporate governance committee is responsible for making recommendations to the board of directors regarding candidates for directorships and the size and composition of the board. In addition, the nominating and corporate governance committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the board concerning corporate governance matters. The current members of the nominating and governance committee are Randall K Fields (Chairman), and Edward C. Dmytryk. We believe that the composition of our nominating and governance committee meets the criteria for independence under, and the functioning of our nominating and corporate governance committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the Over-the-Counter Bulletin Board Stock Market and Securities and Exchange Commission rules and regulations. We intend to comply with future nominating and corporate governance committee requirements as they become applicable to us.



                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                         Item 10. Executive Compensation
                         -------------------------------

The following table sets forth information concerning the compensation paid to the Company's Chief Executive Officer, and all persons serving as the Company's most highly compensated executive officers other than its chief executive officer, who were serving as executive officers as of June 30, 2005 and whose annual compensation exceeded $100,000 during such year (collectively the "Named Executive Officers").

                                                   SUMMARY COMPENSATION TABLE


                                                Annual Compensation                Long-Term Compensation Awards
                                    ----------------------------------------- ----------------------------------------
                                                                                            Securities
                                                               Other Annual    Restricted   Underlying        LTIP
  Name and Principal         Year/    Salary                   Compensation       Stock    Options/SARs      Payouts
       Position             Period      ($)         Bonus ($)      ($)          Awards($)       (#)            ($)
  Randall K. Fields          2005     317,500*            -     61,037 (1)       50,000              -           -
   Chairman and CEO          2004     317,500*        4,377     46,760 (1)       50,000              -           -
                             2003     330,000         6,477     41,185 (1)       24,167              -           -

     James Horton            2005     270,833**           -          -                -        416,823           -
  President and COO

   William Dunlavy           2005     198,958             -          -                -        338,601           -
         CFO                 2004     100,000         4,377          -           50,000              -           -
                             2003     103,750        31,477        575 (2)       24,167              -           -

   Shaun Broadhead           2005     100,000             -          -           50,000              -           -
     Director of             2004     100,000         4,377          -           50,000              -           -
Research & Development       2003     108,750         6,477        675 (3)       24,167              -           -

     Carolyn Doll            2005     100,000             -          -           50,000              -           -
  Vice President of          2004     100,000         4,377          -           50,000
      Marketing              2003     105,000         6,477        600 (4)       24,167              -           -

     Aaron Prevo             2005       29,583***         -          -                -         65,588           -
  Vice-President of
Professional Services
---------------

* A significant part of Mr. Fields salary is paid to a management company wholly owned by Mr. Fields.
**  Mr. Horton joined the Company in September 2004
*** Mr. Prevo joined the Company in April 2005
(1) These amounts include Employer contributions to the Company's 401(k) Plan for the benefit of Mr. Fields in the amounts of $1,608 for 2003, as well as payments for unused accrued vacation and sick leave of $39,577 for 2003; Premiums paid on Life Insurance policy of $46,622 and $27,614 for 2005 and 2004, respectively, Company car related expenses of $13,003 and $14,880 for 2005 and 2004, respectively; and medical premiums of $1,412
(2) These amounts represent the employer contribution to the Company's 401(k) Plan for the benefit of Mr. Dunlavy;
(3) These amounts represent employer contributions to the Company's 401(k) Plan for the benefit of Mr. Broadhead;
(4) These amounts include employer contributions to the Company's 401(k) Plan for the benefit of Ms. Doll.

Stock Options Granted in the Last Fiscal Year

         The following table sets forth information on grants of options to purchase shares of our common stock in fiscal year 2004 to our officers and directors.

                                Individual Grants

                                          % of Total
                      Number of           Options
                      Securities          Granted to      Exercise
                      Underlying          Employees in    Price      Expiration
Name                  Options Granted     Fiscal Year     ($/Sh)(1)     Date
--------------------------------------------------------------------------------
James Horton          416,823             9.7%               $.07    06/30/2015
William Dunlavy       338,601             7.9%               $.07    06/30/2015
Aaron Prevo            65,588             1.5%               $.07    06/30/2015
-------------
(1) The exercise price was equal to 100% of the fair market value on the date of grant.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values

                                                     Securities Underlying             Value of Unexercised In-the-
                                                     Unexercised Options at            Money Options at
                       Shares                        December 31, 2004                 December 31, 2004 ($)(1)
                       Acquired on       Value       ------------------                ------------------------------
Name                   Exercise (#)    Realized ($)  Exercisable   Unexercisable       Exercisable     Unexercisable
----------------------------------------------------------------------------------------------------------------------
None

Employment Agreement
--------------------
Park City Group has an employment agreement with its chief executive officer, Randall K. Fields, dated effective January 1, 2001, and revised effective July 1, 2003. The compensation for Mr. Fields, under the terms of the revision, provides for a portion of the compensation to be provided pursuant to an employment agreement and the balance to be provided pursuant to the terms of a services agreement between the Company and Fields Management, Inc., an executive management services provider, a company wholly owned by Mr. Fields. The term of the two agreements is five years ending June 30, 2008, with automatic one-year renewals. The combined agreements provide for:

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

Park City Group has an employment agreement with its President and chief operating officer, James Horton, dated effective September 1, 2004. This agreement provides Mr. Horton with the following compensation:

         o        An annual base compensation of $335,000,
         o An annual bonus based on the percent of his base pay that is equal to the revenue growth of the Company provided that the company's revenue grows at least 25% and that the pretax profits grow at an equal or greater percent, 1/2 of this bonus will be paid in cash and 1/2 will be paid in stock,
         o Employee benefits that are generally provided to Park City Group, Inc. employees, and
         o Stock options equal to 3 to 1 for each share of stock purchased at a cost of $.07 or the current market price, which ever is higher, through September 30, 2005 with an exercise price of $.07 or the current market price, which ever is higher,
         o Stock options equal to 2 to 1 for each share of stock purchased at a cost of $.07 or the current market price, which ever is higher, $.07 or the current market price, which ever is higher, there after.

Park City Group has an employment agreement with its Executive Vice President and chief financial officer, William Dunlavy, dated effective September 1, 2004. This agreement provides Mr. Dunlavy with the following compensation:

         o        An annual base compensation of $225,000,
         o An annual bonus based on the percent of his base pay that is equal to the revenue growth of the Company provided that the company's revenue grows at least 25% and that the pretax profits grow at an equal or greater percent, 1/2 of this bonus will be paid in cash and 1/2 will be paid in stock,
         o Employee benefits that are generally provided to Park City Group, Inc. employees, and
         o Stock options equal to 3 to 1 for each share of stock purchased at a cost of $.07 or the current market price, which ever is higher, through September 30, 2005 with an exercise price of $.07 or the current market price, which ever is higher,
         o Stock options equal to 2 to 1 for each share of stock purchased at a cost of $.07 or the current market price, which ever is higher, $.07 or the current market price, which ever is higher, there after.

Park City Group has an employment agreement with its Vice President of Professional Services, Aaron Prevo, dated effective April 11, 2005. This agreement provides Mr. Prevo with the following compensation:

         o        An annual base compensation of $130,000,
         o        Will pertisipate in the senior management bonus program,
         o Employee benefits that are generally provided to Park City Group, Inc. employees, and
         o Stock options equal to 2 to 1 for each share of stock purchased at a cost of $.07 or the current market price, which ever is higher, $.07 or the current market price, which ever is higher.

Director Compensation
---------------------
The continuing outside directors, Edward C. Dmytryk, Thomas W. Wilson, Jr., and Bernard F. Brennan receive the following compensation:

         Annual cash compensation of $10,000 payable at the rate of $2,500 per quarter. The Company has the right to pay this amount in the form of shares of Company Stock.

         Annual options to purchase $20,000 of the Company restricted common stock at the market value of the shares on the date of the grant, which is to be the first day the stock market is open in January of each year.

401(k) Retirement Plan. The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 21 are immediately eligible to participate. The Company, at its discretion, matches 50% of the first 4% of each employee's contributions. No matching contribution has been made after September 30, 2002.

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

Stock Options and Warrants
--------------------------
The Company has stock option plans that enable it to issue to officers, directors, consultants and employees nonqualified and incentive options to purchase common stock. At June 30, 2005, a total of 5,446,512 of such options were outstanding with exercise prices ranging from $0.03 to $0.14 per share.

At June 30, 2005 a total of 47,191,500 warrants to purchase shares of common stock were outstanding. Of those warrants, 32,465,310 were issued in connection with certain debt financings; 6,428,571 were issued in connection with an equity investment by an officer; and 8,297,619 were issued based on antidilution provisions associated with shares and warrants issued with certain transactions. These warrants have exercise prices ranging from $0.04 to $0.10 per share and expire between December 31, 2005 and August 26, 2009.

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



                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

     Item 11. Security Ownership of Certain Beneficial Owners and Management
     -----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of October 13, 2005, for each person or entity that is known to beneficially own more than 5 percent of the Common Stock. As of October 13, 2005, there were 282,853,935 shares of Common Stock outstanding.

                                                                            Amount of
  Title of                                                                 Beneficial      Nature of
    Class             Name and Address of Beneficial Owner                  Ownership      Ownership     Percent of Class
    -----             ------------------------------------                 -----------     ---------     ----------------
   Common      Randall K.  Fields, Park City, Utah                          35,361,262 (2)    Direct           12.51%
   Common      Riverview Financial Corp., Park City, Utah (1)
                 Park City, Utah                                           114,197,722        Direct           40.38%
   Common      Thomas W. Wilson, Westport, Connecticut                      16,859,715 (3)    Direct            5.96%
   Common      Bernard F. Brennan, Ponte Vedra Beach, Florida               16,966,060 (4)    Direct            6.00%
   Common      AW Fields Acquisition, LLC, New York, New York               17,083,334        Direct            6.04%
                                                                            ----------                          -----
                                     Total                                 200,468,093                         70.89%
                                                                           ===========                         ======
-------------------

(1) Randall K. Fields is the president and 100% shareholder of Riverview Financial Corp.

Security Ownership of Management
--------------------------------
The following table sets forth certain information with respect to the beneficial ownership of Common Stock as of October 13, 2005, for each of the directors, each of the Named Executive Officers, and all directors and executive officers as a group. As of October 13, 2005, there were 282,853,935 shares of Common Stock outstanding.

                                                                      Amount of
                                                                      Beneficial       Nature of
Title of Class    Name, Position and Address of Beneficial Owner    Ownership (1)       Ownership    Percent of Class
--------------    ----------------------------------------------      -----------       ---------    ----------------
Common            Randall K. Fields, CEO, Chairman and Director       149,558,984 (5)   Direct and         52.88%
                  Park City, Utah                                                       Indirect

Common            Edward C. Dmytryk, Director                           1,901,660 (6)    Direct              *
                  Ocala, Florida

Common            Thomas W.  Wilson Jr., Director                      16,859,715        Direct             5.96%
                  Westport, Connecticut

Common            Bernard F. Brennan, Director                         16,966,060        Direct             6.00%
                  Ponte Vedra Beach, Florida

Common            William Dunlavy, CFO                                  2,442,090 (7)    Direct              *
                  Park City, Utah

Common            James Horton, President and COO                       9,127,192 (8)    Direct             3.23%
                  Acworth, Georgia

Common            Shaun Broadhead, Director of Research and             2,772,213 (9)    Direct              *
                  Development
                  Heber, Utah

Common            Carolyn Doll, VP of Marketing                         2,622,213 (10)   Direct              *
                  Heber, Utah

Common            Aaron Prevo, VP of Professional Services                 98,382 (11)   Direct              *
                  Layton, Utah

Common            Executive Officers & Directors as a Group           202,348,509                          71.54%
----------------                                                                                           ======

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

(2)  Includes warrants to purchase 11,690,185 shares of common stock.
(3)  Includes warrants and options to purchase 7,107,839 shares of common stock.
(4)  Includes warrants and options to purchase 6,602,083 shares of common stock.
(5) Includes 114,197,722 shares of common stock owned by Riverview Financial Corp., which is 100% owned by Randall K. Fields.
(6)  Includes options to purchase 875,000 shares of common stock.
(7)  Includes options to purchase 838,601 shares of common stock.
(8)  Includes warrants and options to purchase 6,845,394 shares of common stock.
(9)  Includes options to purchase 350,000 shares of common stock.
(10) Includes options to purchase 200,000 shares of common stock.
(11) Includes options to purchase 65,588 shares of common stock. Derek to review based on Tanner notes

Change in Control
-----------------
The Company is not currently engaged in any activities or arrangements that it anticipates will result in a change in control of the Company.

Pursuant to the terms of the note payable with Whale Investments, Ltd., the Company stock partially securing the note payable equates to a controlling interest in the Company. In the event of the Company's default on the Whale Investments, Ltd. note payable, the note holder may choose to foreclose on the Company stock partially securing the note, which would result in Whale Investment, Ltd. becoming the majority shareholder of the Company. See note 8 and note 17 to the audited financial statements.


             Item 12. Certain Relationships and Related Transactions
             -------------------------------------------------------

The Company has a note payable to Riverview Financial Corporation (Riverview), in the principal amount of $3,296,406 at June 30, 2005 with accrued interest of $841,995. The chief executive of Riverview is also the chief executive of the Company. In June 2004, the Company issued 2,480,000 shares of common stock to Riverview to subordinate to the extended Whale Investments note. See note 8 to the audited financial statements.

Riverview has loaned the Company $345,000 under a note payable bearing interest at 18%. Payments are made monthly for interest only, with the principal due in December 2005. Riverview was issued 857,143 shares of common stock as an inducement to make the loan. The note was extended in June 2004 to December 2005. See note 8 to the audited financial statements.

The Company's CEO has made loans to the Company to cover short term cash needs pursuant to a line of credit promissory note payable. Repayments are made as funds are available, with a due date of June 15, 2005 and interest is at 12%. There was no balance due under the line of credit at June 30, 2004. See note 7 to the audited financial statements.

In December 2002 the Company obtained a $2,000,000 note payable funding from Whale Investment, Ltd. The note bears interest at 18%, payable monthly, and is due in December 2005, as extended. Whale Investment, Ltd. is controlled by an individual who was already a shareholder of the Company at the time of the loan. The extended note is due December 2005 and the Company paid to Whale Investments $40,000 in cash and 1,000,000 in common stock valued at $80,000 as consideration for the extension. See note 8 and note 17 to the audited financial statements.

The Company has payables to employees of $182,146 at June 30, 2005 for un-reimbursed business expenses, including $118,407 due to officers of the company.


                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                Item 13. Exhibits
                                -----------------

Exhibits, Financial Statements and Schedules
The Consolidated Financial Statements of the Company and its subsidiaries are filed as part of this Report:

         o        Report of Independent Registered Public Accounting Firm
         o        Consolidated Balance Sheet as of June 30, 2005
         o Consolidated Statement of Operations for the years ended June 30, 2005 and 2004
         o Consolidated Statement of Stockholders' Deficit for the years ended June 30, 2005 and 2004
         o Consolidated Statement of Cash Flows for the years ended June 30, 2005 and 2004
         o        Notes to Consolidated Financial Statements

Exhibit 10.1      Employment Agreement with William Dunlavy
Exhibit 10.2      Employment Agreement with Aaron Prevo
Exhibit 31.1      Certification  of Chief Executive  Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2      Certification  of Chief Financial  Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C
                    Section 1350
Exhibit 32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C
                    Section 1350

(1) Incorporated herein by reference from Registrant's Form 8-K dated April 21, 2005
(2) Incorporated herein by reference from Registrant's Form 8-K dated August 11, 2005
(3) Incorporated herein by reference from Registrant's Form 8K dated August 12, 2005

Balance of Registrant's Form 8-K's incorporated in Forms 10QSB previously filed.


                  Item 14. Principal Account Fees and Services
                  --------------------------------------------

The aggregate fees billed for professional services by HJ & Associates, LLC and Tanner LC in fiscal year 2005 and 2004 for these various services were:

       Type of Fees                       2005                    2004
       ----------------                  -------                 -------
       Audit Fees                        $56,450                 $55,700
       Audit-Related Fees                      -                       -
       Tax Fees                            8,400                   8,400
       All Other Fees                          -                     900
                                         -------                 -------
       Total                             $64,850                 $65,000
                                         =======                 =======

In the above table, in accordance with the SEC's definitions and rules, "audit fees" are fees the Company paid Tanner LC for professional services for the audit of the Company's consolidated financial statements included in Form 10-KSB and review of financial statements included in Form 10-QSBs, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; "audit-related fees" are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements; "tax fees" are fees for tax compliance, tax advice and tax planning; and "all other fees" are fees for any services not included in the first three categories.


                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PARK CITY GROUP, INC.
                                              (Registrant)

Date: October 13, 2005                        By  /s/ Randall K.  Fields
                                              ----------------------------------
                                              Chief Executive Officer,
                                              Chairman of the Board and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                            Title                      Date
     ---------                            -----                      ----

/s/ Randall K. Fields         Chief Executive Officer,         October 13, 2005
--------------------------    Chairman of the Board and
Randall K.  Fields            Director (Principal Executive
                              Officer)

/s/ William Dunlavy           Chief Financial Officer and      October 13, 2005
--------------------------    Secretary
William Dunlavy


/s/ Edward C. Dmytryk         Director                         October 13, 2005
--------------------------
Edward C.  Dmytryk


/s/ Thomas W. Wilson, Jr.     Director                         October 13, 2005
--------------------------
Thomas W. Wilson, Jr.


/s/ Bernard F. Brennan        Director                         October 13, 2005
--------------------------
Bernard F. Brennan

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders of
Park City Group, Inc and Subsidiaries
Park City, Utah

We have audited the accompanying consolidated balance sheet of Park City Group, Inc. and Subsidiaries as of June 30, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park City Group, Inc. and Subsidiaries as of June 30, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



HJ & Associates, LLC
Salt Lake City, Utah
October 12, 2005

            Report of Independent Registered Public Accounting Firm


To the Board of Directors and
Shareholders of Park City Group, Inc.


We have audited the accompanying consolidated statement of operations, stockholders' deficit and cash flows of Park City Group, Inc. and Subsidiaries for the year ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows of Park City Group, Inc. and subsidiaries for the year ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ Tanner LC
Salt Lake City, Utah
October 13, 2005

Note to Park City Group: we need to get both rep letters (Park City Group, and HJ Associates, both should be dated 10/13/05) for us to approve the inclusion of this in the 10-KSB. As of 12:35pm 10/13/05, we have not received them.

                              Park City Group, Inc. & Subsidiaries
                                   Consolidated Balance Sheet
                                          June 30, 2005

                      Assets

             Current assets:
             Cash                                                             $      209,670
             Receivables, net of allowance for doubtful
             accounts of $56,000                                                     356,339
             Prepaid expenses and other current assets                                37,060
                                                                              --------------
                               Total current assets                                  603,069
                                                                              --------------

             Property and equipment, net of accumulated
               depreciation and amortization                                         109,512
                                                                              --------------
             Other assets:
               Deposits and other assets                                              25,000
               Capitalized software costs, net of accumulated
                 amortization of $731,167                                            332,349
                                                                              --------------

                               Total other assets                                    357,349
                                                                              --------------

                               Total assets                                   $    1,069,930
                                                                              ==============

                      Liabilities and Stockholders' Deficit
             Current liabilities
             Accounts payable                                                 $      628,398
             Accrued liabilities                                                   1,164,964
             Deferred revenue                                                        883,425
             Current portion of capital lease obligations                             23,159
             Notes payable, net of discount of $54,976                             1,945,024
             Related party notes payable, net of
               discount of $12,375                                                   332,625
             Related party lines of credit                                           619,743
                                                                              --------------
                               Total current liabilities                           5,597,338


             Long-term debt to related party, net of
               discounts of $122,992                                               3,173,414
             Capital lease obligations, less current portion                           2,127
                                                                              --------------

                               Total liabilities                                   8,772,879
                                                                              --------------

             Commitments and contingencies                                                 -

             Stockholders' deficit:
             Preferred stock, $.01 par value, 30,000,000 shares
               authorized no shares issued,                                                -
             Common stock, $.01 par value, 500,000,000 shares
               authorized, 282,555,885 issued and outstanding                      2,825,561
             Additional paid-in-capital                                           10,037,693
             Accumulated deficit                                                 (20,566,203)
                                                                              --------------

                               Total stockholders' deficit                        (7,702,949)
                                                                              --------------

                               Total liabilities and stockholders' deficit    $    1,069,930
                                                                              ==============


                    See accompanying notes to consolidated financial statements.

                                               30

                                      Park City Group, Inc. & Subsidiaries
                                      Consolidated Statement of Operations
                                   For the Years Ended June 30, 2005 and 2004


                                                                        2005                   2004
                                                                    -------------         -------------
Revenues:
         Software licenses                                          $     479,615         $   3,245,557
         Maintenance and support                                        2,416,675             2,274,338
         Consulting and other                                             735,522               509,928
                                                                    -------------         -------------
                               Total revenues                           3,631,812             6,029,823

Cost of revenues                                                        1,448,726             1,366,501
                                                                    -------------         -------------

                  Gross margin                                          2,183,086             4,663,322
                                                                    -------------         -------------


Operating expenses:
         Research and development                                       1,019,411             1,176,222
         Sales and marketing                                            1,337,318             1,158,411
         General and administrative expenses                            2,055,940             1,672,650
                                                                    -------------         -------------

                  Total operating expenses                              4,412,669             4,007,283
                                                                    -------------         -------------

                  Income (loss) from operations                        (2,229,583)              656,039
                                                                    -------------         -------------

Other income (expense)
         Gain on forgiveness of debt                                            -               119,201
         Gain on settlement of payable                                          -                89,934
         Interest expense                                              (1,178,454)           (1,540,417)
                                                                    -------------         -------------

                  Loss before income taxes                             (3,408,037)             (672,243)
                                                                    -------------         -------------

Income tax (expense) benefit:
         Current                                                                -                     -
         Deferred                                                               -                     -
                                                                    -------------         -------------

                  Net loss                                          $  (3,408,037)        $    (672,243)
                                                                    -------------         -------------

Weighted average shares, basic and diluted                            274,430,000           235,563,000
                                                                    -------------         -------------

Basic and diluted loss per share                                    $       (0.01)        $       (0.00)
                                                                    -------------         -------------

See accompanying notes to consolidated financial statements.

                                                       31

                                      Park City Group, Inc. & Subsidiaries
                                 Consolidated Statement of Stockholders' Deficit
                                   For the Years Ended June 30, 2005 and 2004


                                                      Additional
                                  Common Stock          Paid-In     Treasury    Accumulated
                               Shares       Amount      Capital       Stock       Deficit          Total
                            -----------  ----------   -----------   ----------  ------------    -----------
Balance, July 1, 2003       213,740,591  $2,138,407    $6,445,196     $(30,000) $(16,482,923)   $(7,929,320)

Common stock issued for:
      Compensation            5,553,642      55,536       241,409            -             -        296,945
      Services                3,278,343      32,783       190,254            -             -        223,037
      Settlement              3,021,079      30,211       128,132            -             -        158,343
      Debt refinancing        8,410,251      84,103       430,583            -             -        514,686
      Debt Conversions       26,745,586     267,456     1,687,552            -             -      1,955,008
      Exercise of Options     7,966,667      79,667       239,000            -             -        318,667

Cancel of treasury stock              -      (1,000)      (29,000)      30,000             -              -

Net loss                              -           -             -            -      (675,243)      (675,243)
                            -----------  ----------   -----------   ----------  ------------    -----------

Balance, June 30, 2004      268,716,159   2,687,163     9,333,126            -   (17,158,166)    (5,137,877)
                            ===========  ==========   ===========   ==========  ============    ===========

Common stock issued for:
      Compensation            8,690,869      86,909       385,346            -             -        472,255
      Services                  716,000       7,160        32,600            -             -         39,760
      Settlement              2,065,000      20,650       144,550            -             -        165,200
      Debt refinancing          225,000       2,250        13,500            -             -         15,750
      Equity investment       2,142,857      21,429       128,571            -             -        150,000

Net loss                              -           -             -            -    (3,408,037)    (3,408,037)
                            -----------  ----------   -----------   ----------  ------------    -----------

Balance, June 30, 2005      282,555,885  $2,825,561   $10,037,693   $        -  $(20,566,203)   $(7,702,949)
                            ===========  ==========   ===========   ==========  ============    ===========

See accompanying notes to consolidated financial statements.

                                               32

                              Park City Group, Inc. & Subsidiaries
                              Consolidated Statement of Cash Flows
                           For the Years Ended June 30, 2005 and 2004

                                                                             Year Ended     Year Ended
                                                                           June 30, 2005   June 30, 2004
                                                                           -------------   -------------
Cash flows from Operating Activities:
         Net loss                                                          $  (3,408,037)  $    (672,243)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
         Depreciation and amortization                                           337,851         326,103
         Bad debt expense                                                        358,158               -
         Stock issued for services and compensation                              677,216         678,326
         Amortization of discounts on debt                                       177,505         389,870
         Gain on settlement of payable                                                 -         (89,934)
         Gain on forgiveness of debt                                                   -        (119,201)

         Decrease (increase) in:
                  Trade receivables                                              428,661        (197,756)
                  Prepaid and other assets                                       169,109         (64,852)

         Increase (decrease) In:
                  Accounts payable                                               301,227         (41,184)
                  Accrued liabilities                                           (108,377)        101,777
                  Deferred revenue                                              (228,490)       (106,155)
                  Advances payable                                                     -        (175,000)
                  Accrued interest, related party                                500,859          32,513
                                                                           -------------   -------------
         Net cash (used in) provided by operating activities                    (794,318)         62,264
                                                                           -------------   -------------

Cash flows from investing activities:
         Purchase of property and equipment                                      (35,345)        (56,742)
         Proceeds from disposal of property                                        3,400               -
                                                                           -------------   -------------

         Net cash used in investing  activities                                  (31,945)        (56,742)
                                                                           -------------   -------------

Cash flows from financing activities:
         Net increase (decrease) in line of credit                               619,743          69,467
         Proceeds from exercise of options                                       150,000         238,667
         Payment to extend note payable                                           (9,000)        (40,000)
         Proceeds from debt                                                            -               -
         Payments on notes payable and capital leases                            (37,627)        (30,144)
                                                                           -------------   -------------

         Net cash provided by financing activities                               723,116         237,990
                                                                           -------------   -------------
                  Net increase (decrease) in cash                               (103,147)        243,512

Cash at beginning of year                                                        312,817          69,305
                                                                           -------------   -------------
Cash at end of year                                                        $     209,670   $     312,817
                                                                           =============   =============


See accompanying notes to consolidated financial statements.

                                               33

                      Park City Group, Inc. & Subsidiaries
                   Notes to Consolidated Financial Statements
                         June 30, 2005 and June 30, 2004

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

The financial statements presented herein reflect the consolidated financial position of PCG and FTI as of June 30, 2005, and operations of PCG and FTI for the years ended June 30, 2005 and 2004. All inter-company transactions and balances have been eliminated in consolidation.

Riverview Financial Corp. (Riverview) is a stockholder and creditor of the Company. Riverview is wholly owned by the Company's CEO.

Business Activity
-----------------
The Company designs, develops, markets and supports proprietary software products. These products are designed to be used in retail businesses having multiple locations to assist in the management of business operations on a daily basis and communicate results of operations in a timely manner. In addition the company has built a consulting practice for business improvement that centers around the companies proprietary software products. The principal markets for the Company's products are retail companies, financial services, Branded food manufacturers and display manufacturing companies which have operations in North America and, to a lesser extent, in Europe and Asia.

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

Concentration of Credit Risk and Significant Customers
------------------------------------------------------
The Company maintains cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

The Company's accounts receivable are derived from sales of products and services primarily to customers operating multi-location retail and grocery stores. At June 30, 2005, net accounts receivable includes amounts due from customers totaling $356,339.

During the year ended June 30, 2005, the Company received approximately $486 thousand of its revenue from new customers and approximately $3.1 million in revenue from existing customers for continued support and additional license sales.

Depreciation and Amortization
-----------------------------
Depreciation and amortization of property and equipment is computed using the straight line method based on the following estimated useful lives:

                                                        Years
                                                        -----
         Furniture and fixtures                           7
         Computer equipment                               3
         Equipment under capital leases                   3
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

ASP Services are sold, on a contractual bases, for one or more years. These fees are collected in advance of the services being performed and the revenue is recognized ratably over the respective months, as services are provided.

Software Development Costs
--------------------------
The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Research and development costs have been charged to operations as incurred. From inception through January 2001, the Company viewed the software as an evolving product. Therefore, all costs incurred for research and development of the Company's software products through January 2001 were expensed as incurred. During January 2001, technological feasibility of a major revision to the Company's Fresh Market Manager and the Company's ActionManager 4x development platform was established. Development costs for Fresh Market Manager software incurred from January 2001 through September 2002, totaling $1,063,515, were capitalized. These costs are being amortized on a straight-line basis over four years, beginning in September 2002 when the product was available for general release to customers. During 2005, $265,876 of the capitalized development costs were amortized into expense.

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

Earnings Per Share
------------------
The computation of basic (loss) earnings per common share is based on the weighted average number of shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 52,638,012 shares of common stock at prices ranging from $0.03 to $0.14 per share were outstanding at June 30, 2005, but were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

The shares used in the computation of the Company's basic and diluted earnings per common share are reconciled as follows:

                                                  June 30, 2005   June 30, 2004
                                                  -------------   -------------
Weighted average                                   274,430,000     235,563,000
Dilutive effect of options and warrants                      -               -
                                                   -----------     -----------
Weighted average shares outstanding
  assuming dilution                                274,430,000     235,563,000
                                                   ===========     ===========

Stock Based Compensation
------------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach.

Had compensation expense for the Company's option plan been determined based on fair value at the grant dates, as prescribed in SFAS No. 123, the Company's net loss would have been as follows:

                                                      Year Ended    Year Ended
                                                        June 30,      June 30,
                                                            2005          2004
                                                     -----------     ---------
Net loss
         As reported                                 $(3,408,037)    $(672,243)
         Pro forma                                    (4,038,715)     (724,743)

Loss per common share-basic and diluted-as reported  $     (0.01)    $   (0.00)

Loss per common share-basic and diluted-pro forma    $     (0.01)    $   (0.00)


The weighted-average grant-date fair value of options granted during year ended June 30, 2005 was $0.06 per share. The fair value for the options granted in 2005 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate             1.63% - 3.73%
Expected life (in years)                2 - 10
Expected volatility                    404.47%
Expected dividend yield                 0.00%


The following table summarizes information about fixed stock options and warrants outstanding at June 30, 2005:

                                  Options and Warrants Outstanding                      Options and Warrants
                                          at June 30, 2005                          Exercisable at June 30, 2005
                                          ----------------                          ----------------------------
                                                   Weighted
                                                    average           Weighted                               Weighted
                                 Number           remaining            average              Number            average
            Range of     Outstanding at         contractual           exercise      Exercisable at           exercise
     exercise prices      June 30, 2005         life(years)              price       June 30, 2005              price
     ---------------      -------------         -----------              -----       -------------              -----
       $0.03 - $0.05         36,995,572                2.62             $ 0.04          36,796,822             $ 0.04
       $0.07 - $0.08         15,142,440                2.67               0.07          15,142,440               0.07
               $0.14            500,000                1.36               0.14             500,000               0.14
                             ----------                                                 ----------
                             52,638,012                2.62               0.05          52,439,262               0.05
                             ==========                                                 ==========

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


2. Liquidity
------------

As shown in the consolidated financial statements, the Company incurred losses for the years ended June 30, 2005 and 2004 and had current liabilities in excess of current assets at June 30, 2005, but the Company generated cash from operations for the year ending June 30, 2004, however the Company did see a slight cash decline for the year ending June 30, 2005 but still maintained a positive cash position at year end June 30, 2005.

The Company believes that cash flow from sales, as well as the ability and commitment of its majority shareholder to contribute funds necessary to continue to operate, will allow the Company to fund its currently anticipated working capital, capital spending and debt service requirements during the year ended June 30, 2006. Currently the Company has experienced a high level of sales as mentioned in Footnote 16. The IMI sale combined with maintenance and booked consulting contracts represents a cash flow in excess of $7,500,000. The company has retired the senior debt from these proceeds as indicated in Footnote 16, and believes that the remaining cash will allow the Company to meet all of their cash needs for Fiscal Year 2006. The financial statements do not reflect any adjustments should the Company's operations not be achieved.


3. Receivables
--------------

Trade accounts receivable consist of the following at June 30, 2005:

      Trade accounts receivable                                 $   412,339
      Allowance for doubtful accounts                               (56,000)
                                                                -----------
                                                                $   356,339
                                                                ===========

4. Property and Equipment
-------------------------

Property and equipment are stated at cost and consist of the following at June 30, 2005:

      Computer equipment                                        $ 1,408,546
      Furniture and equipment                                       207,251
      Leasehold improvements                                         85,795
                                                                -----------
                                                                  1,701,592
      Less accumulated depreciation
      and amortization                                           (1,592,080)
                                                                -----------
                                                                $   109,512
                                                                ===========

5. Intangible Asset
-------------------

Intangible assets consists of the following at June 30, 2005

      Capitalized software costs                                $ 1,063,516
      Less accumulated amortization                                (731,167)
                                                                -----------
                                                                $   332,349
                                                                ===========

6. Accrued Liabilities
----------------------

Accrued liabilities consist of the following at June 30, 2005:

             Accrued interest                                   $   848,258
             Other payroll liabilities                              156,300
             Accrued vacation                                       112,722
             Other accrued liabilities                               32,684
             Accrued board compensation                              15,000
                                                                -----------
                                                                $ 1,164,964
                                                                ===========

7. Related party line of credit
-------------------------------

In May 2003 the Company arranged an unsecured, revolving line of credit with its CEO. Advances bear interest at 12%, and are repaid as funds availability permits. The line of credit originally expired June 15, 2005. In June 2005 the expiration date on this revolving line of credit was extended to June 15, 2007, and the balance at June 30, 2005 is $619,743.


8. Long-term and related party notes payable
--------------------------------------------

The Company had the following long-term notes payable at June 30, 2005:

         Note payable to Riverview bearing interest at 12%
         compounding, due July 31, 2007, unsecured, net of
         discount of $122,992                                     3,173,414

         Capital lease obligation on computer equipment,
         due in monthly installments of $2,124 decreasing
         through February 2007, imputed interest rates of 10.9%      25,286
                                                                 ----------

                                                                  3,198,700
         Less current portion of capital lease obligation           (23,159)
                                                                 ----------
                                                                 $3,175,541
                                                                 ==========

         Maturities of long-term debt at June 30, 2005 are as follows:

                    Year                    Amount
                    ----                    ------
                    2006                  $   23,159
                    2007                       2,127
                    2008                   3,173,414
                                          ----------
                                          $3,198,700
                                          ==========

9. Deferred Revenue
-------------------

Deferred revenue consisted of the following at June 30, 2005:

             License Sales                                $ 17,817
             Consulting Services                            18,950
             Maintenance and Support                       846,658
                                                          --------
                                                          $883,425
                                                          ========

10. Income Taxes
----------------

The Company provides for deferred income taxes on temporary differences that represent tax effects of transactions reported for tax purposes in periods different than for book purposes.

The provisions for income taxes differ from the amount computed at statutory rates as follows:

                                                   Year Ended       Year Ended
                                                 June 30, 2005     June 30, 2004
                                                 -------------     -------------

    Income tax benefit at statutory rates         $ 1,329,000        $  263,000
            Change in valuation allowance          (1,298,000)         (251,000)
                                 Other                (31,000)          (31,000)
                                                  -----------        ----------
                                                  $         -        $        -
                                                  ===========        ==========

The deferred income tax benefit for the years ended June 30, 2005 and 2004 is as follows:

                                                 June 30, 2005     June 30, 2004
                                                 -------------     -------------
      Short Term
      ----------
                     Allowance for bad debts      $    22,000       $     2,000
                            Accrued vacation           44,000            38,000
                            Deferred revenue          345,000           434,000
                         Valuation allowance         (411,000)         (474,000)
                                                  -----------       -----------
                   Deferred tax asset             $         -       $         -
                                                  ===========       ===========
      Long Term
      ---------
                                Depreciation      $    52,000       $    46,000
            Net Operating loss carry forward        4,250,000         2,895,000
                         Valuation allowance       (4,302,000)       (2,941,000)
                                                  -----------       -----------
                   Deferred tax asset             $         -       $         -
                                                  ===========       ===========

As of June 30, 2005, the Company had available net operating losses (NOL) for federal and state tax purposes of approximately $10,899,000. The NOL carry forward is limited to use against future taxable income due to changes in ownership and control. If a substantial change in the Company's ownership should occur, there would be an annual limitation of the amount of the NOL carry forward which could be utilized. The following schedule summarizes the net operating losses available to the Company with the corresponding expiration periods:
                                                     Expiration
             Period of Loss          Amount             Year
             --------------          ------             ----
                    2001            1,040,000           2021
                    2002            2,470,000           2022
                    2003            3,254,000           2023
                    2004              660,000           2024
                    2005            3,475,000           2025
                                  -----------
                                  $10,899,000
                                  ===========


                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

11. Supplemental Disclosure of Cash Flow Information
----------------------------------------------------

Interest paid during the years ended June 30, 2005 and 2004 was $460,085 and $481,783, respectively. No income taxes were paid during the years ended June 30, 2005 or 2004.

Non-Cash Transactions Disclosure
--------------------------------
In connection with the note payable funding from Whale Investment, Ltd. issued in December 2002, the Company incurred a finders fee which was paid with 3,809,524 shares of common stock and a warrant to purchase 7,142,857 shares of common stock. The shares of common stock have a fair value of $152,381 which was recorded as a prepaid expense and is being amortized into expense over the term of the note payable, as extended. The fair value of the warrants of $179,711 was recorded as a discount on the note payable and is being amortized into interest expense over the term of the note payable, as extended. During June 2004, the Company issued 1,000,000 shares of common stock valued at $80,000 and paid $40,000 to extend this note payable to December 2005, and the $120,000 in total extension fee was recorded as a debt discount, none of which was amortized as of June 30, 2004. Of this new discount of $120,000, as well as the remaining $44,928 of the warrant discount $109,952 was amortized into interest expense during 2005. The remaining finder's fee was also amortized into expense during 2005 in the amount of $29,952. (see note 16).

During 2003, an additional 857,143 shares of common stock were issued in connection with the $345,000 note payable funding from Riverview obtained as a condition of the Whale Investment, Ltd. funding. The 857,143 shares of common stock have a fair value of $17,143 which was recorded as a discount on the advances and is being amortized into interest expense over the term of the advances. For the periods ended June 30, 2005 and 2004, the Company amortized $8,571 and $4,286 of the common shares discount into interest expense, respectively. In December 2004, the Company paid $9,000 and issued 225,000 shares of common stock for extension of the note payable to December 2005. The 225,000 shares have a fair value of $15,750, and the total amount of $24,750 was recorded as a discount and will be amortized over the remaining life of the note as extended. $12,375 of the new discount was amortized to interest expense in 2005.

The Company issued 7,000,000 shares of common stock to Riverview in exchange for extending the associated related party note payable to January 2, 2004. The fair value of the shares of common stock of $350,000 was recorded as a discount to the related party note payable. As of June 30, 2003, $218,750 of the discount had been amortized into interest expense, and the remaining $131,250 was amortized into interest expense in 2004. In April 2004, $1,100,000 of accrued interest on the Riverview note payable was converted into 15,714,286 shares of common stock. In June 2004, the Company issued 2,484,000 shares of common stock valued at $173,885 to extend the Riverview note payable to July 2007. The $173,885 was recorded as a debt discount, and amortized over the remaining life of the note. $50,893 of this discount was amortized to interest expense in 2005.

During the years ended June 30, 2005 and 2004, the Company issued 8,690,869 and 5,553,642 shares of common stock, respectively, as payment for compensation to employees, management, and directors in lieu of cash of $296,945 and $472,255, respectively.

During 2005, $35,345 of property and equipment was purchased through a capital lease.


12. Commitments and Contingencies.
----------------------------------

Capital Leases: Amortization expense related to capitalized leases is included in depreciation expense and was $25,926 and $23,066 for the years ended June 30, 2005 and 2004, respectively. Accumulated depreciation was $54,301 at June 30, 2005. This amortized depreciation expenses relates to $98,121 of equipment purchased under capital lease agreements of which $47,666 is still under capital lease at June 30, 2005.

Operating Leases. In September 1998, the Company entered into a lease agreement for office space. Under the terms of the lease agreement, the Company was required to pay $16,723 per month with a 4% annual increase in the base rent through December 2000. The lease agreement was renewed in February 2001, and under the terms of the new agreement, the Company must pay $18,482 per month with a 4% annual increase in base rent until December 31, 2003. Total rent expense under this agreement for each of the years ended June 30, 2005 and 2004 was $114,000 and $208,486, respectively. The Company is currently negotiating a new office space lease agreement, and is currently paying $9,500 on a month-to-month basis in its existing location until a new office space lease agreement is finalized.


13. Employee Benefit Plan
-------------------------

The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 21 are eligible to participate. The Company, at its discretion, matches 50% of the first 4% of each employee's contributions. The company currently does not match employee contributions. There were no expenses for the years ended June 30, 2005 and 2004.

14. Stock Compensation Plans
----------------------------

Stock in Lieu of Cash Compensation. Beginning October 1, 2002, officers and management of the Company received a portion of their compensation in common stock of the Company. The number of shares was calculated based on the fair value of the shares at the end of each payroll period, with a floor price of $.05 per share. During the year ended June 30, 2005 3,210,447 shares were issued with a fair value of $169,842.

Beginning October 1, 2003, employees received 10% of their compensation in common stock of the Company. The 10% was deferred from employees salary and paid quarterly in stock based on the after tax portion of the deferred compensation. The plan was suspended in September 2004 and then reinstated for the period March through May 2005. During the year ended June 30, 2005, 2,922,380 shares were issued with a fair value of $121,581.

Officers and Directors Stock Compensation. In February 2004 to be effective January 2004, the Board of Directors approved the following compensation for directors who are not employed by the Company.

         o Annual cash compensation of $10,000 payable at the rate of $2,500 per quarter. The Company has the right to pay this amount in the form of shares of common stock of the Company.
         o Annual options to purchase $20,000 of the Company restricted common stock at the market value of the shares on the date of the grant, which is to be the first day the stock market is open in January of each year.
         o Reimbursement of all travel expenses related to performance of Directors duties on behalf of the Company.

As of June 30, 2005 there were outstanding to directors fully vested options outstanding to purchase 2,750,000 common shares at $0.04 - $0.14 per share, and expiring at various dates through December 2007.

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

A schedule of the options and warrants at June 30, 2005 is as follows:

                                    Number of                           Price
                                     Options        Warrants          per Share
                                     -------        --------          ---------

Outstanding at     July 1, 2003     18,458,334     62,794,536         $0.04-1.44
                        Granted      2,223,000              -         $0.03-0.05
                      Exercised     (5,666,667)    (2,300,000)             $0.04
                     Reclassify    (11,666,667)    11,666,667              $0.07
                         Called              -              -                  -
                      Cancelled              -              -                  -
                        Expired        (39,000)      (300,000)        $0.05-1.44
                                   -----------    -----------         ----------

Outstanding at    June 30, 2004      3,309,000     71,861,203         $0.03-0.75
                        Granted      4,299,012      6,428,571         $0.04-0.07
                      Exercised              -              -                  -
                         Called              -              -                  -
                      Cancelled     (1,051,000)      (525,000)        $0.03-0.08
                        Expired     (1,110,500)   (30,573,274)             $0.05
                                   -----------    -----------         ----------

Outstanding at    June 30, 2005      5,446,512     47,191,500         $0.03-0.14
                                   ===========    ===========         ==========


15. Related Party Transactions
------------------------------

The Company has a note payable to Riverview Financial Corporation (Riverview), in the principal amount of $3,296,403 at June 30, 2005 with accrued interest of $841,995. The chief executive of Riverview is also the chief executive of the Company. In August 2002 the interest rate was increased from 10% to 12% and from simple to compounded interest. Riverview was issued 7,000,000 shares of common stock in November 2002 in consideration for an extension of the due date to January 2004. In April 2004, $1,100,000 of accrued interest on the Riverview note payable was converted into 15,714,286 shares of common stock. In June 2004, the Company issued 2,484,000 shares of common stock valued at $173,885 to extend the Riverview note payable to July 2007.

Riverview has loaned the Company $345,000 under a note payable bearing interest at 18%. Payments are made monthly for interest only, with the principal due in December 2004. Riverview was issued 857,143 shares of common stock as an inducement to make the loan. In December 2004 Riverview was paid $9,000 and issued 225,000 shares to extend the note to December 2005.

The Company's CEO has made loans to the Company to cover short term cash needs pursuant to a promissory note payable. Repayments are made as funds are available, with a due date of June 15, 2007, as amended. Interest is at 12%. See note 7.

In December 2002 the Company obtained a $2,000,000 note payable funding from Whale Investment, Ltd. The note bears interest at 18%, payable monthly, and is due in December 2005, as amended. Whale Investment, Ltd. is controlled by an individual who was already a shareholder of the Company at the time of the loan. See note 11 and note 16.

The Company has payables to employees of $182,146 at June 30, 2005 for un-reimbursed business expenses, including $118,407 due to officers of the company.

Also see note 11.


16. Subsequent Events
---------------------

In August 2005 the Company entered into a Software License Agreement with Cannon Equipment Company. In consideration for a $3,000,000 license fee, the Company granted Cannon a perpetual, non-exclusive, non-transferable license to the Company's Supply Chain Profit Link Software. In addition the Company entered into a Consulting Services Agreement with Cannon whereby the Company will provide certain consulting services to Cannon on an hourly basis. The Consulting Services Agreement calls for a $500,000 retainer to be paid by Cannon to the Company to be offset against services rendered under the Consulting Agreement. The Company and Cannon also entered into a Right of First Offer Agreement. The Company will provide Cannon a right of first offer to purchase shares of the Company's common stock offered by the Company prior to December 31, 2005 and a thirty-day exclusive right to negotiate the purchase of shares offered after December 31, 2005. The term of this agreement is one year.

In August 2005 the Company retired its note payable to Whale Investments in the amount of $2,000,000 plus accrued interest of $30,000.


17. Recent Accounting Pronouncements
------------------------------------

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, which amends Accounting Principles Board (APB) Opinion No. 29, Accounting for Non-monetary Transactions. The guidance in APB Opinion 29 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We do not expect that the adoption of SFAS 153 will have a material impact on our financial position or results of operations.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Correction - a replacement of APB No. 20 and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.



                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)