Form 10KSB/A
period 2005-06-30
PARK CITY GROUP INC
filed 2005-10-14
CIK 50471

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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


On August 7, 2002, Fields Technologies, Inc., changed its name from Fields Technologies, Inc., to Park City Group, Inc., and reincorporated in Nevada. Therefore, both the parent-holding company (Nevada) and its operating subsidiary (Delaware) are named Park City Group, Inc. Park City Group, Inc. (Nevada) has no other business operations other than in connection with its subsidiary, PCG. In this Annual Report Form 10-KSB when the terms "we", "Company" or "Park City Group" are used, it is referring to the Park City Group, Inc., a Deleware corporation, as well as to Fields Technologies, Inc., the Delaware corporation, which was reincorporated in Nevada under the name of the Park City Group, Inc. The stock trades under the symbol PKCY.


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

         Profit Optimization and Business Operations Consulting (consulting services)
         ------------------------------------------------------------------
         The consulting group's staff has extensive knowledge of the business operations aspects of retail businesses. The consulting group provides consulting services ranging from accelerated implementations (consultation support in conjunction with the customer's staff), to project level advisory consulting. Focused primarily on the implementation of the ActionManager and Fresh Market Manager applications, the professional services consultants assist customers in decision-making and implementing the software.

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


Through June 30, 2005 the Company has accumulated aggregate consolidated losses totaling $20,566,203 which includes net losses of $3,408,037 and $675,243 for the years ended June 30, 2005, and 2004, respectively.



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


General and administrative expenses were $2,055,940 and $1,672,650 for 2005 and 2004, respectively, a 23% increase. This increase was driven primarily from the increase of reserves for bad debt including the write off of $307,500 for one customer for non payment.


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


In December 2002 the Company obtained a $2,000,000 note payable funding from Whale Investment, Ltd. The note bore interest at 18%, payable monthly, and was due in December 2005, as extended. Whale Investment, Ltd. is controlled by an individual who was already a shareholder of the Company at the time of the loan. The extended note was due December 2005 and the Company paid to Whale Investments $40,000 in cash and 1,000,000 in common stock valued at $80,000 as consideration for the extension. In August 2005 the loan and accrued interest was paid off. See note 16 to the audited financial statements.


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

(1) Incorporated herein by reference from Registrant's Form 8-K dated April 21, 2005
(2) Incorporated herein by reference from Registrant's Form 8-K dated August 11, 2005
(3) Incorporated herein by reference from Registrant's Form 8-K dated August 12, 2005

(4) Incorporated herein by reference from Registrant's Form 10-KSB filed on October 13, 2005


Balance of Registrant's Form 8-K's incorporated in Forms 10QSB previously filed.


                 Item 14. Principal Accounting Fees and Services
                 -----------------------------------------------

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
                                         =======                 =======


In the above table, in accordance with the SEC's definitions and rules, "audit fees" are fees the Company has paid or expects to pay HJ & Associates, LLC and Tanner LC for professional services for the audit of the Company's consolidated financial statements included in Form 10-KSB and review of financial statements included in Form 10-QSBs, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; "audit-related fees" are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements; "tax fees" are fees for tax compliance, tax advice and tax planning; and "all other fees" are fees for any services not included in the first three categories.



                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PARK CITY GROUP, INC.
                                              (Registrant)

Date: October 14, 2005                        By  /s/ Randall K.  Fields
                                              ----------------------------------
                                              Chief Executive Officer,
                                              Chairman of the Board and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                            Title                      Date
     ---------                            -----                      ----

/s/ Randall K. Fields         Chief Executive Officer,         October 14, 2005
--------------------------    Chairman of the Board and
Randall K.  Fields            Director (Principal Executive
                              Officer)

/s/ William Dunlavy           Chief Financial Officer and      October 14, 2005
--------------------------    Secretary
William Dunlavy


/s/ Edward C. Dmytryk         Director                         October 14, 2005
--------------------------
Edward C.  Dmytryk


/s/ Thomas W. Wilson, Jr.     Director                         October 14, 2005
--------------------------
Thomas W. Wilson, Jr.


/s/ Bernard F. Brennan        Director                         October 14, 2005
--------------------------
Bernard F. Brennan

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

/s/ HJ & Associates, LLC

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


/s/ Tanner LC

Tanner LC
Salt Lake City, Utah
August 12, 2004

                              Park City Group, Inc. & Subsidiaries
                                   Consolidated Balance Sheet
                                          June 30, 2005

                      Assets

             Current assets:
             Cash                                                             $      209,670
             Receivables, net of allowance for doubtful
             accounts of $56,000                                                     356,339
             Prepaid expenses and other current assets                                37,060
                                                                              --------------
                               Total current assets                                  603,069
                                                                              --------------

             Property and equipment, net of accumulated
               depreciation and amortization                                         109,512
                                                                              --------------
             Other assets:
               Deposits and other assets                                              25,000
               Capitalized software costs, net of accumulated
                 amortization of $731,167                                            332,349
                                                                              --------------

                               Total other assets                                    357,349
                                                                              --------------

                               Total assets                                   $    1,069,930
                                                                              ==============

                      Liabilities and Stockholders' Deficit

             Current liabilities:

             Accounts payable                                                 $      628,398
             Accrued liabilities                                                   1,164,964
             Deferred revenue                                                        883,425
             Current portion of capital lease obligations                             23,159
             Notes payable, net of discount of $54,976                             1,945,024
             Related party notes payable, net of
               discount of $12,375                                                   332,625
             Related party lines of credit                                           619,743
                                                                              --------------
                               Total current liabilities                           5,597,338

             Long-term debt:

             Long-term debt to related party, net of
               discounts of $122,992                                               3,173,414
             Capital lease obligations, less current portion                           2,127
                                                                              --------------
                               Total long-term debt                                3,175,541
                                                                              --------------

                               Total liabilities                                   8,772,879
                                                                              --------------

             Commitments and contingencies

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

                                               30

                                      Park City Group, Inc. & Subsidiaries
                                      Consolidated Statement of Operations
                                   For the Years Ended June 30, 2005 and 2004


                                                                        2005                   2004
                                                                    -------------         -------------
Revenues:
         Software licenses                                          $     479,615         $   3,245,557
         Maintenance and support                                        2,416,675             2,274,338
         Consulting and other                                             735,522               509,928
                                                                    -------------         -------------
                               Total revenues                           3,631,812             6,029,823

Cost of revenues                                                        1,448,726             1,366,501
                                                                    -------------         -------------

                  Gross margin                                          2,183,086             4,663,322
                                                                    -------------         -------------


Operating expenses:
         Research and development                                       1,019,411             1,176,222
         Sales and marketing                                            1,337,318             1,158,411
         General and administrative expenses                            2,055,940             1,672,650
                                                                    -------------         -------------

                  Total operating expenses                              4,412,669             4,007,283
                                                                    -------------         -------------

                  Income (loss) from operations                        (2,229,583)              656,039
                                                                    -------------         -------------

Other income (expense):
         Gain on forgiveness of debt                                            -               119,201
         Gain on settlement of payable                                          -                89,934
         Interest expense                                              (1,178,454)           (1,540,417)
                                                                    -------------         -------------
                  Total other income (expense)                         (1,178,454)           (1,331,282)
                                                                    -------------         -------------
                  Loss before income taxes                             (3,408,037)             (675,243)


Income tax (expense) benefit                                                    -                     -
                                                                    -------------         -------------

                  Net loss                                          $  (3,408,037)        $    (675,243)
                                                                    =============         =============

Weighted average shares                                               274,430,000           235,563,000
                                                                    =============         =============

Basic loss per share                                                $       (0.01)        $       (0.00)
                                                                    =============         =============

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

                                               32

                              Park City Group, Inc. & Subsidiaries
                              Consolidated Statement of Cash Flows
                           For the Years Ended June 30, 2005 and 2004

                                                                             Year Ended     Year Ended
                                                                           June 30, 2005   June 30, 2004
                                                                           -------------   -------------
Cash flows from Operating Activities:
         Net loss                                                          $  (3,408,037)  $    (675,243)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
         Depreciation and amortization                                           337,851         326,103
         Bad debt expense                                                        358,158               -
         Stock issued for services and compensation                              677,215         678,326
         Amortization of discounts on debt                                       177,506         389,870
         Gain on settlement of payable                                                 -         (89,934)
         Gain on forgiveness of debt                                                   -        (119,201)

         Decrease (increase) in:
                  Trade receivables                                              428,661        (197,756)
                  Prepaid and other assets                                       169,109         (64,852)

         Increase (decrease) In:
                  Accounts payable                                               301,227         (41,184)
                  Accrued liabilities                                           (108,377)        104,777
                  Deferred revenue                                              (228,490)       (106,155)
                  Advances payable                                                     -        (175,000)
                  Accrued interest, related party                                500,859          32,513
                                                                           -------------   -------------
         Net cash (used in) provided by operating activities                    (794,318)         62,264
                                                                           -------------   -------------

Cash flows from investing activities:
         Purchase of property and equipment                                      (35,345)        (56,742)
         Proceeds from disposal of property                                        3,400               -
                                                                           -------------   -------------

         Net cash used in investing  activities                                  (31,945)        (56,742)
                                                                           -------------   -------------

Cash flows from financing activities:
         Net increase (decrease) in line of credit - related party               619,743          69,467
         Proceeds from exercise of options                                       150,000         238,667
         Payment to extend note payable                                           (9,000)        (40,000)
         Proceeds from debt                                                            -               -
         Payments on notes payable and capital leases                            (37,627)        (30,144)
                                                                           -------------   -------------

         Net cash provided by financing activities                               723,116         237,990
                                                                           -------------   -------------
                  Net increase (decrease) in cash                               (103,147)        243,512

Cash at beginning of year                                                        312,817          69,305
                                                                           -------------   -------------
Cash at end of year                                                        $     209,670   $     312,817
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


During 2005, the Company had sales to major customers that exceeded 10 percent of revenues are as follows:

Customer A                       $489,045
Customer B                       $374,249

The Company did not have any major customers that exceeded 10 percent of revenues during 2004.

The Company also has an account receivable from a major customer as of June 30, 2005 as follows:

Customer C                       $122,753

Allowance for Doubtful Accounts Receivable
------------------------------------------
The Company offers credit terms on the sale of the Company's products to a significant majority of the Company's customers and require no collateral from these customers. The Company performs ongoing credit evaluations of the Company's customers' financial condition and maintains an allowance for doubtful accounts receivable based upon the Company's historical experience and a specific review of accounts receivable at the end of each period. As of June 30, 2005, the allowance for doubtful accounts was $56,000.

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


Software Development Costs
--------------------------
The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Research and development costs have been charged to operations as incurred. From inception through January 2001, the Company viewed the software as an evolving product. Therefore, all costs incurred for research and development of the Company's software products through January 2001 were expensed as incurred. During January 2001, technological feasibility of a major revision to the Company's Fresh Market Manager and the Company's ActionManager 4x development platform was established. Development costs for Fresh Market Manager software incurred from January 2001 through September 2002, totaling $1,063,515, were capitalized. These costs are being amortized on a straight-line basis over four years, beginning in September 2002 when the product was available for general release to customers. During 2005 and 2004, $265,876 of the capitalized development costs were amortized into expense each year.


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


Had compensation expense for the Company's option plan been determined based on fair value at the grant dates, as prescribed in SFAS No. 123 as amended by SFAS No. 148, the Company's net loss would have been as follows:


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


2. Liquidity
------------


As shown in the consolidated financial statements, the Company incurred losses for the years ended June 30, 2005 and 2004 and had current liabilities in excess of current assets at June 30, 2005. The Company generated cash from operations for the year ending June 30, 2004, however the Company used cash in operations for the year ending June 30, 2005.


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


In August 2005 the Company paid down its line of credit with Riverview by $500,000.

In September of 2005 the Company authorized to pay Senior Management 3 options for every share purchased at $.07 for one year. Starting October of 2006 Senior Management will get 2 options for every share purchased from the Company at market price or $.07 which ever is higher.


17. Recent Accounting Pronouncements
------------------------------------

In December 2004, the FASB issued SFAS No. 123R (revised 2004) "Share-Based Payment." SFAS No. 123R requires employee stock-based compensation to be measured based on the grant-date fair value of the awards and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. The Statement eliminates the alternative use of Accounting Principles Board (APB) No. 25's intrinsic value method of accounting for awards, which is the company's accounting policy for stock options. See Note 1 to the Consolidated Financial Statements for the pro forma impact of compensation expense from stock options on net earnings and earnings per share. SFAS No. 123R is effective for the Company's fiscal year beginning July 1, 2006. The company will adopt the provisions of SFAS No. 123R on a prospective basis. The financial statement impact will be dependent on future stock-based awards and any unvested stock options outstanding at the date of adoption.

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

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47) "Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143." This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. FIN 47 is effective no later than the end of the fiscal years ending after December 15, 2005. The company is in the process of evaluating the impact of FIN 47 but does not expect the adoption to have a material impact on the financial statements.


                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)