Form 10QSB
period 2005-09-30
PARK CITY GROUP INC
filed 2005-11-10
CIK 50471

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2005

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
[X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class Outstanding as of                    November 10, 2005

          Common Stock, $.01 par value                   283,253,935
                                                      2,369 shareholders

                              PARK CITY GROUP, INC.
              Table of Contents to Quarterly Report on Form 10-QSB


                         PART I - FINANCIAL INFORMATION

Item 1         Financial Statements

         Consolidated Condensed Balance Sheet as of September 30, 2005
           (Un-audited)                                                       3

         Consolidated Condensed Statements of Operations for the
           Quarters Ended September 30, 2005 and 2004 (Un-audited)            4

         Consolidated Condensed Statements of Cash Flows for the
           Quarters Ended September 30, 2005 and 2004 (Un-audited)            5

         Notes to Consolidated Condensed Financial Statements                 6

Item 2 Management's Discussion and Analysis or Plan of Operation              9

Item 3 Controls and Procedures                                               10

                           PART II - OTHER INFORMATION

Item 1  Legal Proceedings                                                    11

Item 2  Changes in Securities                                                11

Item 5  Other Information                                                    11

Item 6  Exhibits                                                             11

         Exhibit 31   Certification of Chief Executive Officer and Chief     13
                      Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32   Certification pursuant to 18 U.S.C. Section 1350, as   15
                      adopted pursuant to Section 906 of the Sarbanes-Oxley
                      Act of 2002.


                 (Balance of the page intentionally left blank)

                                              PARK CITY GROUP, INC.
                                Consolidated Condensed Balance Sheet (Unaudited)
                                               September 30, 2005


Assets
Current assets:
     Cash                                                                                             $       159,442
     Receivables, net of allowance for doubtful accounts of $53,000                                           553,860
     Prepaid expenses and other current assets                                                                124,196
                                                                                                      ----------------

                    Total current assets                                                                      837,498
                                                                                                      ----------------

Property and equipment, net of accumulated depreciation and amortization                                      100,428
                                                                                                      ----------------

Other assets:
     Deposits and other assets                                                                                 25,000
     Capitalized software costs, net of accumulated amortization of $797,636                                  265,879
                                                                                                      ----------------

                    Total other assets                                                                        290,879
                                                                                                      ----------------

                    Total assets                                                                      $     1,228,805
                                                                                                      ================

Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                                                 $       173,914

     Accrued liabilities                                                                                    1,139,796
     Deposits for unissued stock                                                                               36,667

     Deferred revenue                                                                                       1,509,513
     Current portion of long-term capital lease obligations                                                    20,493
     Current portion of long-term related party debt, net of discount of $6,188                               338,813
     Related party lines of credit                                                                            336,187
                                                                                                      ----------------

                    Total current liabilities                                                               3,555,383
                                                                                                      ----------------

Long-term liabilities
     Long-term related party debt, net of discount of $110,269                                              3,186,137
     Capital lease obligations, less current portion                                                            3,919
                                                                                                      ----------------

                    Total long-term liabilities                                                             3,190,056
                                                                                                      ----------------

                    Total liabilities                                                                       6,745,439
                                                                                                      ----------------

Commitments and contingencies

Stockholders' deficit:
     Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued
       - Common stock , $0.01 par value, 500,000,000 shares authorized;
       282,846,334 issued and outstanding                                                                   2,828,463
     Additional paid-in capital                                                                            10,056,291
     Accumulated deficit                                                                                  (18,401,388)
                                                                                                      ----------------

                    Total Stockholders' deficit                                                            (5,516,634)
                                                                                                      ----------------

                                                                                                      $     1,228,805
                                                                                                      ================
See accompanying notes to consolidated condensed financial statements.

                                                       3

                                              PARK CITY GROUP, INC.
                           Consolidated Condensed Statements of Operations (Unaudited)
                             For the Three Months Ended September 30, 2005 and 2004


                                                                                  September 30,     September 30,
                                                                                      2005              2004
                                                                                  -------------    -------------
Revenues:
         Software licenses                                                        $  2,630,453     $    162,163
         Maintenance and support                                                       608,446          623,492
         ASP                                                                            48,900           11,600
         Consulting and other                                                          411,066          192,420
                                                                                  -------------    -------------

                  Total revenues                                                     3,698,865          989,675

Cost of revenues                                                                       404,651          300,154
                                                                                  -------------    -------------

                  Gross margin                                                       3,294,214          689,521

Operating expenses:
         Research and development                                                      235,909          256,081
         Sales and marketing                                                           283,200          293,394
         General and administrative                                                    313,155          310,109
                                                                                  -------------    -------------

                  Total operating expenses                                             832,264          859,584
                                                                                  -------------    -------------

                  Income (loss) from operations                                      2,461,950         (170,063)

Interest expense                                                                      (297,135)        (274,558)
                                                                                  -------------    -------------


                  Income (loss) before income taxes                                  2,164,815         (444,621)

Income tax (expense) benefit                                                                 -                -
                                                                                  -------------    -------------

                  Net Income (loss)                                               $  2,164,815     $  (444,621)
                                                                                  =============    =============


Weighted average shares, basic                                                     282,850,000      269,105,000
                                                                                  =============    =============
Weighted average shares, diluted                                                   283,989,000      269,105,000
                                                                                  =============    =============
Basic earnings (loss) per share                                                   $       0.01     $      (0.00)
                                                                                  =============    =============
Diluted Earnings (loss) per share                                                 $       0.01     $      (0.00)
                                                                                  =============    =============


See accompanying notes to consolidated condensed financial statements.


                                   (Balance of page intentionally left blank)

                                                       4

                                              PARK CITY GROUP, INC.
                           Consolidated Condensed Statements of Cash Flows (Unaudited)
                             For the Three Months Ended September 30, 2005 and 2004


                                                                                      September 30,    September 30,
                                                                                          2005              2004
                                                                                      ------------    ------------
Cash Flows From Operating Activities:
         Net income (loss)                                                            $  2,164,815    $   (444,621)
         Adjustments to reconcile net income (loss) to net cash
            provided by (used in)
         operating activities:
                  Depreciation and amortization                                             83,571          84,321
                  Bad debt expense                                                          (3,000)              -
                  Stock issued for services and expenses                                    21,499         211,516
                  Amortization of discounts on debt                                         73,887          42,355
                  Decrease (increase) in:
                           Trade receivables                                              (194,521)       (125,567)
                           Prepaid and other assets                                        (87,136)         (6,615)
                  Increase (decrease) in:
                           Accounts payable                                               (454,484)          5,737
                           Accrued liabilities                                            (127,345)       (172,694)
                           Deferred revenue                                                626,089        (138,254)
                           Accrued interest, related party                                 138,844         115,886
                                                                                      ------------    ------------

                  Net cash provided by (used in) operating activities                    2,242,219        (427,936)
                                                                                      ------------    ------------

Cash Flows From Investing Activities:
         Purchase of property and equipment                                                 (3,046)         (8,724)
                                                                                      ------------    ------------

                  Net cash used in investing activities                                     (3,046)         (8,724)
                                                                                      ------------    ------------

Cash Flows From Financing Activities:
         Net (decrease) increase in line of credit - related party                        (283,556)        200,000
         Payments on notes payable and capital leases                                   (2,005,845)        (13,007)
                                                                                      ------------    ------------

                  Net cash (used in) provided by financing activities                   (2,289,401)        186,993
                                                                                      ------------    ------------

                  Net decrease in cash and cash equivalents                                (50,228)       (249,667)
Cash at beginning of period                                                                209,670         312,817
                                                                                      ------------    ------------

Cash at end of period                                                                 $    159,442    $     63,150
                                                                                      ============    ============


See accompanying notes to consolidated condensed financial statements.


                                  (Balance of page intentionally left blank)

                                                       5

                              PARK CITY GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2005


Note 1 - Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for quarterly financial statements, and include all normal, recurring adjustments which in the opinion of management are necessary in order to make the financial statements not misleading. Although the Company believes that the disclosures in these unaudited financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in quarterly financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited annual financial statements included in the Company's June 30, 2005 Annual Report on Form 10-KSB.

Certain 2004 amounts have been reclassified to conform to 2005 classifications.

Note 2 - Liquidity

As shown in the consolidated financial statements, the Company had a profit for the period ending September 30, 2005 and incurred a loss for the same quarter in 2004. Current liabilities are in excess of current assets at September 30, 2005. The company did generate positive cash flow during the quarter ending September 30, 2005 and was able to retire a large amount of current debt. The company did not generate a positive cash flow however for the year ending June 30, 2005.

The Company believes that cash flows from sales, as well as the ability and commitment of its majority shareholder to contribute funds necessary to continue to operate, will allow the Company to fund its currently anticipated working capital, capital spending and debt service requirements during the year ended June 30, 2006. The financial statements do not reflect any adjustments should the Company's operations not be achieved.

Note 3 - Stock-Based Compensation

At September 30, 2005 and 2004, the Company has issued stock options to certain of its employees. The Company accounts for these options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on fair value consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below for the quarter ended September 30, 2005 and 2004:

                                                                                     Quarters ended
                                                                       September 30, 2005      September 30, 2004
                                                                       ------------------      ------------------
Net income (loss) available to common shareholders, as reported             $ 2,154,816            $ (444,621)

Add: Stock-based employee compensation expense included in
  reported net income (loss), net of related tax effects                             --                    --

Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                                    (14,325)              (14,325)
                                                                         -----------------     -----------------

Net income (loss) - pro forma                                               $ 2,140,491            $ (458,946)
                                                                         =================     =================
Income (loss) per share:
  Basic - as reported                                                       $      0.01            $    (0.00)
                                                                         =================     =================
  Diluted - as reported                                                     $      0.01            $    (0.00)
                                                                         =================     =================
  Basic - pro forma                                                         $      0.01            $    (0.00)
                                                                         =================     =================
  Diluted - pro forma                                                       $      0.01            $    (0.00)
                                                                         =================     =================

Park City Group has an employment agreement with its Vice President of Professional Services, dated effective April 11, 2005. One provision of this agreement provides for a stock bonus of 2,000,000 shares payable in 500,000 share increments on his next 4 anniversary dates, provided continued employment.

Note 4 - Outstanding Stock Options

The following tables summarize information about fixed stock options and warrants outstanding and exercisable at September 30, 2005:

                                                        Number of
                                                         Options      Warrants    Price per Share
                                                        ---------     --------    ---------------
 Outstanding and exercisable at        June 30, 2005    5,446,512    47,191,500      $0.03-0.14
                                             Granted            -             -               -
                                           Exercised            -             -               -
                                              Called            -             -               -
                                           Cancelled            -             -               -
                                             Expired     (215,000)            -      $0.03-0.05
                                                        ---------    ----------      ----------
 Outstanding and exercisable at   September 30, 2005    5,231,512    47,191,500      $0.03-0.14
                                                        =========    ==========      ==========

                Options and Warrants Outstanding and Exercisable
                              at September 30, 2005

                                                  Weighted
                                                   average          Weighted
                                  Number         remaining           average
            Range of      Outstanding at       contractual          exercise
     exercise prices  September 30, 2005       life(years)            price
     ---------------       -------------       -----------            -----
       $0.03 - $0.05          36,780,572              2.34            $ 0.04
       $0.07 - $0.08          15,142,440              2.42              0.07
               $0.14             500,000              1.11              0.14
                              ----------              ----            ------
                              52,423,012              2.35            $ 0.05
                              ==========              ====            ======


Note 5 - Supplemental Cash Flow Information

In connection with the note payable funding from Whale Investment, Ltd. the Company issued warrants and issued shares of common stock, which were recorded as a debt discount. In June 2004 the note payable to Whale Investments, LTD was extended and ownership of the note payable was transferred to Whale Investment's sister company Triplenet Investments. As consideration for the extension the Company issued cash and shares. The fair value of the cash and shares issued in connection with the extension was recorded as a discount to the note payable and added to the previous discount to be amortized over the remaining life of the note as extended. Of the debt discount amounts $54,976 and $27,488 was amortized to interest expense during the quarters ended September 30, 2005 and 2004, respectively.

The Triplenet Investments loan was paid off in August 2005 with cash generated from operations. The company did pay a pre-payment penalty fee of $30,000 or one month interest on the loan.

The fair value of shares issued in connection with the $345,000 note payable funding from Riverview obtained as a condition of the Whale Investment, Ltd. funding was recorded as a discount on the note payable, of which $6,188 and $2,143 was amortized into interest expense during the quarters ended September 30, 2005 and 2004, respectively. This increase is due to the fee charged for the extension of the Riverview portion of this transaction in August 2004.

For the quarters ended September 30, 2005 and 2004 the Company paid cash for interest expense of $88,141 and $109,027, respectively. No cash was paid for income taxes.

Note 6 - Accrued liabilities

Accrued liabilities consist of the following as of September 30, 2005:

Accrued interest                           $  980,839
Accrued vacation                              107,976
Other accrued liabilities                      50,981
                                           ----------
                                           $1,139,796
                                           ==========

                   (Balance of page intentionally left blank)

Note 7 - Net Income (Loss) Per Common Share

Basic net income (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income
(loss) per common share.

Options and warrants to purchase 16,052,940 and 82,850,870 shares of common stock as of September 30, 2005 and 2004 , respectively, were not included in the computation of Diluted EPS due either to the dilutive effect from a net loss or a strike price in excess of market price. Using the treasury stock method 1,138,246 shares were assumed repurchased and added to shares outstanding for the computation of Diluted EPS for the 3 months ended September 30, 2005.

                   (Balance of page intentionally left blank)

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Form 10-KSB for the year ended June 30, 2005 incorporated herein by reference.

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

Three Months Ended September 30, 2005 and 2004

Total revenues were $3,698,865 and $989,675 for the quarters ended September 30, 2005 and 2004, respectively, a 274% increase. Software license revenues were $2,630,453 and $162,163 for the quarters ended September 30, 2005 and 2004, respectively, a 1522% increase. This increase is primarily attributable to software license sales to one customer, Cannon Equipment, during the quarter ended September 30, 2005. Details of this software license sales transaction are incorporated herein by reference to form 8K filed on August 11, 2005. License sales in 2004 were attributed to two new and one existing customer. Maintenance and support revenues were $608,446 and $623,494 for the quarters ended September 30, 2005 and 2004, respectively, a 2% decrease. This decrease is primarily attributable to a two existing Action Manager customers reducing their maintenance fees due to store closures. Software Maintenance and support for Fresh Market Manager software increased by $51,083 during the quarter ending September 30, 2005 over the same period in 2004. This was primarily due to the Cannon Solutions Contract. The company has decided to report their ASP, (their hosted solution), sales separately starting in Fiscal Year ending June 30, 2006 instead of previously including these amounts in maintenance and support revenues. ASP revenues were $48,900 and $11,600 respectively for the quarters ending September 30, 2005 and 2004, respectively, an increase of 322%. This increase was the result of our success in the Perishable Manufacturing Channel where we have signed 4 new contracts in the last 6 months. Consulting and other revenue was $411,066 and $192,420 for the quarters ended September 30, 2005 and 2004, respectively, a 114% increase. This increase is spread evenly between increased Action Manager and FMM implementation services and income from the Cannon Equipment agreements.

Cost of revenues, as a percent of total revenues was 11% and 30% for the quarters ended September 30, 2005 and 2004, respectively. This decrease in cost of revenues as a percent of total revenues is primarily attributable to the increased software license revenues during the quarter ended September 30, 2005 as compared to the same period in the prior year.

Research and development expenses were $235,909 and $256,081 for the quarters ended September 30, 2005 and 2004 respectively, an 8% decrease. This decreased expense reflects the fact that both Action Manager and FMM software suites have had major releases completed in addition to the streamlining of our development process.

Sales and marketing expenses were $283,200 and $293,394 for the quarters ended September 30, 2005 and 2004, respectively, a 3% decrease. This decrease is primarily due to one trade show being cancelled during September 2005 due to weather problems. The company expects a slight increase in sales costs during the second quarter due to the rescheduling of this trade show.

General and administrative expenses were $313,155 and $310,109 for the quarters ended September 30, 2005 and 2004, respectively a 1% increase.

Liquidity and Capital Resources

The Company had a working capital deficit at September 30, 2005.

The company had net income of $2,154,815 versus a net loss of $444,621 for the quarters ending September 30, 2005 and 2004 respectively. The company was able to pay off the Triplenet Incorporated debt of $2,030,000 and reduce its accounts payables from $628,398 as of June 30, 2005 to $173,914 during the quarter ended September 30, 2005. The Company had interest expense of $297,135 and $274,558 for the quarters ending September 30, 2005 and 2004 respectively, an increase of 8%. This increase occurred because the prepayment of the Triplenet Incorporated debt during the quarter ended September 30, 2005. To date, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from the CEO and majority shareholder, and private placements of equity securities. The Company may be unable to raise additional equity capital until it achieves profitable operations and refinances its debt. The Company anticipates that it will meet its working capital requirements primarily through increased revenue, while controlling and reducing costs and expenses. However, no assurances can be given that the Company will be able to meet its working capital requirements.

Item 3 - Controls and Procedures

         (a) Evaluation of disclosure controls and procedures.

Randall K. Fields who serves as Park City Group's chief executive officer and William D. Dunlavy who serves as Park City Group's chief financial officer, after evaluating the effectiveness of Park City Group's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of September 30, 2005 (the "Evaluation Date") concluded that as of the Evaluation Date, Park City Group's disclosure controls and procedures were adequate and effective to ensure that material information relating to Park City Group and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared. While the Company feels that the disclosure controls currently in place are adequate to prevent material misstatements, the Company has found significant internal control deficiencies in its accounting for property, plant and equipment that they will work to rectify in the coming year in preparation for section 404 of the Sarbanes Oxley Act of 2002. The Company is continually evaluating and improving their internal control procedures.

         (b) Changes in internal controls.

There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                 (Balance of the page intentionally left blank)

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None


Item 2 - Changes in Securities

         o In July 2005 155,750 shares were issued per anti-dilution agreement with the CEO.
         o In August 2005 134,411 shares were issued to an employee in lieu of cash compensation.


Item 5 - Other Information

         None



Item 6 - Exhibits (for the period 7/1/05 through 9/30/05)

Exhibit 3.1       Articles of incorporation (1)

Exhibit 3.2       By-laws (1)

Exhibit 3.3       Certificate of amendment

Exhibit 10.1 License Agreement, First Right of Offer Agreement and Exclusivity Agreement with Cannon solution (2)

Exhibit 10.2      Employment agreement with Aaron Prevo (3)

Exhibit 14.1      Code of Ethics

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(1) Incorporated by reference to Form DEF 14C filed on June 5, 2002
(2) Incorporated by reference to Form 8K filed on August 11, 2005
(3) Incorporated by reference to Form 10KSB/A filed on October 14, 2005 for the year ended June 30, 2005


                 (Balance of the page intentionally left blank)

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 10, 2005                      PARK CITY GROUP, INC

                                             By /s/  Randall K. Fields
                                             -----------------------------------
                                             Randall K. Fields, Chairman and
                                             Chief Executive Officer


Date:  November 10, 2005                      By /s/ William Dunlavy
                                             -----------------------------------
                                             William Dunlavy
                                             Chief Financial Officer


                 (Balance of the page intentionally left blank)