Form 10QSB
period 2005-12-31
PARK CITY GROUP INC
filed 2006-02-06
CIK 50471

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 2005

                        Commission File Number 000-03718

                              PARK CITY GROUP, INC.
        -----------------------------------------------------------------
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                  Outstanding as of
                 Class                             February 6, 2006
                 -----                             ----------------
     Common Stock, $.01 par value                     284,500,368
                                                  2,368 shareholders

                             PARK CITY GROUP, INC.
              Table of Contents to Quarterly Report on Form 10-QSB


                         PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

           Consolidated Condensed Balance Sheets as of December 31, 2005
             (Unaudited) and June 30, 2005                                   3

           Consolidated Condensed Statements of Operations for the
             Quarters Ended December 31, 2005 and 2004 (Unaudited)           4

           Consolidated Condensed Statements of Cash Flows for the
             Quarters Ended December 31, 2005 and 2004 (Unaudited)           5

           Notes to Consolidated Condensed Financial Statements              6

Item 2   Management's Discussion and Analysis or Plan of Operation           9

Item 3   Controls and Procedures                                            14

                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                  15

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds        15

Item 3   Defaults Upon Senior Securities                                    15

Item 4   Submission of Matters to a Vote of Security Holders                15

Item 5   Other Information                                                  15

Item 6   Exhibits                                                           15

         Exhibit 31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                 (Balance of the page intentionally left blank)

                                              PARK CITY GROUP, INC.
                                      Consolidated Condensed Balance Sheets


 Assets                                                                   December 31, 2005   June 30, 2005
                                                                          -----------------   -------------
                                                                              (Unaudited)
 Current Assets:
      Cash                                                                   $    122,825     $    209,670
      Receivables, net of allowance $49,554 and $56,000 at
        December 31, 2005 and June 30, 2005, respectively                         738,056          356,339
      Prepaid expenses and other current assets                                   129,367           37,060
                                                                             ------------     ------------

            Total current assets                                                  990,248          603,069
                                                                             ------------     ------------

      Property and equipment, net of accumulated depreciation of
        $1,627,701 and $1,592,079 at December 31, 2005 and June 30, 2006,
        respectively                                                              105,070          109,512
                                                                             ------------     ------------

 Other assets:
      Deposits and other assets                                                    27,826           25,000

      Capitalized software costs, net of accumulated amortization of
        $864,106 and $731,167 at December 31, 2005 and June 30, 2005,
        respectively                                                              199,409          332,349
                                                                             ------------     ------------

            Total other assets                                                    227,235          357,349
                                                                             ------------     ------------
 Total assets                                                                $  1,322,553     $  1,069,930
                                                                             ============     ============

 Liabilities and Stockholders' Deficit

 Current liabilities:
      Accounts payable                                                       $    293,302     $    628,398
      Accrued liabilities                                                         373,230          316,706
      Deferred revenue                                                          1,151,054          883,425
      Current portion of capital lease obligations                                 20,203           23,159
      Notes payable, net of discounts of $54,976 at June 30, 2005                       -        1,945,024
      Related party accrued interest                                            1,162,180          848,258

      Related party notes payable, net of discounts of $24,750 and
        $12,375 at December 31, 2005 and June 30, 2005, respectively              320,250          332,625

      Related party lines of credit                                               606,187          619,743
                                                                             ------------     ------------
      Total current liabilities                                                 3,926,406        5,597,338
                                                                             ------------     ------------

 Long-term liabilities

      Long-term related party notes payable, net of discounts of
        $97,545 and $122,992 at December 31, 2005 and June 30, 2005,
        respectively                                                            3,198,861        3,173,414
      Capital lease obligations, less current portion                              16,167            2,127
                                                                             ------------     ------------
 Total long-term liabilites                                                     3,215,028        3,175,541
                                                                             ------------     ------------

 Total liabilities                                                              7,141,434        8,772,879
                                                                             ------------     ------------

 Commitments and contingencies

 Stockholders' deficit:

      Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued
      Common stock, $0.01 par value, 500,000,000 shares authorized;
        284,500,368 and 282,555,885 issued and outstanding at
        December 31, 2005 and June 30, 2005, respectively                       2,841,046        2,825,561
      Additional paid-in capital                                               10,096,224       10,037,693
      Accumulated deficit                                                     (18,756,151)     (20,566,203)
                                                                             ------------     ------------
 Total stockholders' deficit                                                   (5,818,881)      (7,702,949)
                                                                             ------------     ------------

 Total liabilities and stockholders' deficit                                 $  1,322,553     $  1,069,930
                                                                             ============     ============


                   See accompanying notes to consolidated condensed financial statements.

                                                       3

                                                      PARK CITY GROUP, INC.
                                   Consolidated Condensed Statements of Operations (Unaudited)
                                  For the Three and Six Months Ended December 31, 2005 and 2004


                                                       Three Months Ended                    Six Months Ended
                                                          December 31,                         December 31,
                                                     2005               2004              2005               2004
                                                -------------      -------------     -------------      -------------
Revenues:
Software licenses                               $     230,574      $     141,692     $   2,861,027      $     303,855
Maintenance and support                               606,311            658,589         1,214,757          1,293,683
ASP                                                    50,250             20,550            99,150             32,150
Consulting and other                                  226,521            120,231           637,587            301,051
                                                -------------      -------------     -------------      -------------
                                                    1,113,656            941,062         4,812,521          1,930,739

Cost of revenues                                      417,421            351,771           822,072            651,925
                                                -------------      -------------     -------------      -------------

         Gross margin                                 696,235            589,291         3,990,449          1,278,814
                                                -------------      -------------     -------------      -------------

Operating expenses:
Research and development                              223,687            250,769           459,596            506,850
Sales and marketing                                   310,433            382,329           593,633            675,723
General and administrative                            316,438            668,821           629,593            978,930
                                                -------------      -------------     -------------      -------------
         Total operating expenses                     850,558          1,301,919         1,682,822          2,161,503
                                                -------------      -------------     -------------      -------------

(Loss) income from operations                        (154,323)          (712,628)        2,307,627           (882,689)

Other income (expense):
Interest expense                                     (200,440)          (287,974)         (497,575)          (562,532)
                                                -------------      -------------     -------------      -------------

(Loss) income before income taxes                    (354,763)        (1,000,602)        1,810,052         (1,445,221)

(Provision) benefit for income taxes                        -                  -                 -                  -
                                                -------------      -------------     -------------      -------------

         Net (loss) income                      $    (354,763)     $  (1,000,602)    $   1,810,052      $  (1,445,221)
                                                =============      =============     =============      =============

Weighted average shares, basic                    283,498,000        272,490,000       283,176,000        270,931,000
                                                =============      =============     =============      =============
Weighted average shares, diluted                  283,498,000        272,490,000       293,417,000        270,931,000
                                                =============      =============     =============      =============
Basic (loss) income per share                   $       (0.00)     $       (0.00)    $        0.01      $       (0.01)
                                                =============      =============     =============      =============
Diluted (loss) income per share                 $       (0.00)     $       (0.00)    $        0.01      $       (0.01)
                                                =============      =============     =============      =============


                         See accompanying notes to consolidated condensed financial statements.


                                      (Balance of page intentionally left blank)

                                                               4

                                                      PARK CITY GROUP, INC.
                                   Consolidated Condensed Statements of Cash Flows (Unaudited)
                                       For the Six Months Ended December 31, 2005 and 2004


                                                                                                2005                2004
                                                                                           ---------------     ---------------
Cash Flows From Operating Activities:
         Net income (loss)                                                                 $     1,810,052     $    (1,445,221)
         Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
                 Depreciation and amortization                                                     168,561             170,090
                 Bad debt expense                                                                   (6,446)             50,000
                 Stock issued for services and expenses                                             74,016             233,744
                 Amortization of discounts on debt                                                  92,798              84,708
                 (Increase) decrease in:
                         Trade receivables                                                        (375,270)           (916,074)
                         Prepaid and other assets                                                  (95,133)             60,354
                 (Decrease) increase in:
                         Accounts payable                                                         (335,096)            229,692
                         Accrued liabilities                                                        25,511             101,157
                         Deferred revenue                                                          267,629             395,468
                         Accrued interest, related party                                           320,184             236,222
                                                                                           ---------------     ---------------

                 Net cash provided by (used in) operating activities                             1,946,806            (799,860)
                                                                                           ---------------     ---------------

Cash Flows From Investing Activities:
         Purchase of property and equipment                                                         (6,475)            (30,032)
                                                                                           ---------------     ---------------

                 Net cash used in investing activities                                              (6,475)            (30,032)
                                                                                           ---------------     ---------------

Cash Flows From Financing Activities:
         Net (decrease) increase in line of credit - related party                                 (13,556)            474,739
         Proceeds from issuance of stock                                                                               150,000
         Payments to extend note                                                                                        (9,000)
         Payments on notes payable and capital leases                                           (2,013,620)            (24,906)
                                                                                           ---------------     ---------------

                 Net cash (used in) provided by financing activities                            (2,027,176)            590,833
                                                                                           ---------------     ---------------

                 Net decrease in cash and cash equivalents                                         (86,845)           (239,059)

Cash at beginning of period                                                                        209,670             312,817
                                                                                           ---------------     ---------------

Cash at end of period                                                                      $       122,825     $        73,758
                                                                                           ===============     ===============


                        See accompanying notes to consolidated condensed financial statements.


                                     (Balance of page intentionally left blank)

                                                         5

                              PARK CITY GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                December 31, 2005


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


Note 2 - Liquidity

Cash flow information for the six months ended December 31, 2005 and December 31, 2004 was as follows:

                                                           December 31,         December 31,
                                                               2005                 2004
                                                       -------------------  ------------------
Cash, cash equivalents, marketable securities and
  long-term marketable securities                       $       209,670       $     312,817
                                                       -------------------  ------------------


Net cash provided by operating activities               $     1,946,806       $    (799,860)
Net cash used in investing activities                   $        (6,475)      $     (30,032)
Net cash provided by financing activities               $    (2,027,176)      $     590,833
                                                       -------------------  ------------------
Net increase/decrease in cash and cash equivalents      $       (86,845)      $    (239,059)

As shown in the consolidated financial statements, the Company had a loss for the three months ending December 31, 2005 and incurred a loss for the same quarter in 2004. The Company did show a profit for the six months ending December 31, 2005 verses an incurred loss for the same six months in 2004. Current liabilities are in excess of current assets at December 31, 2005. The company did generate positive cash flow from operations during the six months ended December 31, 2005 and was able to retire a large amount of current debt. However the company did not generate an overall positive cash for the six months ended December 31, 2005.

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

Off-Balance Sheet Arrangements.

Off-balance sheet arrangements, as defined by SEC, include certain transactions, agreements, or other contractual arrangements pursuant to which a company has any obligation under certain guarantee contracts, certain retained or contingent interests in assets transferred to an unconsolidated entity, any obligation under certain derivative investments, or any obligation under a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support or engages in leasing, hedging or research and development services with us.

Currently the company has no Off Balance Sheet Arrangements

Note 3 - Stock-Based Compensation

At December 31, 2005 and 2004, the Company has issued stock options to certain of its employees. The Company accounts for these options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on fair value consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated below for the three and six months ended December 31, 2005 and 2004:

                                                                           Three                     Six
                                                                       Months Ended             Months Ended
                                                                       December 31,              December 31,
                                                                       ------------              ------------
                                                                    2005          2004         2005         2004
                                                                    ----          ----         ----         ----
Net Loss available to common shareholders, as reported          $(354,763)   $(1,000,602)   $1,810,052  $(1,445,221)

Add: Stock-based employee compensation expense included in
 reported net income, net of related tax effects                        -              -             -            -

Deduct: Total stock-based employee compensation expense
 determined  under the fair value based method for all awards,
 net of related tax effects.                                            -              -       (14,325)     (14,325)
                                                                ---------    -----------    ----------  -----------
Net (loss) income - pro forma                                   $(354,763)   $(1,000,602)   $1,795,727  $(1,459,546)
                                                                =========    ===========    ==========  ===========
Loss per share:
  Basic and diluted - as reported                               $   (0.00)   $     (0.00)   $     0.01  $     (0.01)
                                                                =========    ===========    ==========  ===========
  Basic and diluted - pro forma                                 $   (0.00)   $     (0.00)   $     0.01  $     (0.01)
                                                                =========    ===========    ==========  ===========

Park City Group has an employment agreement with its Vice President of Professional Services, dated effective April 11, 2005. One provision of this agreement provides for a stock bonus of 2,000,000 shares payable in 500,000 share increments on his next 4 anniversary dates, provided continued employment.


Note 4 - Outstanding Stock Options

The following tables summarize information about fixed stock options and warrants outstanding and exercisable at December 31, 2005:

                                                                Number of
                                                                 Options       Warrants     Price per Share
                                                                 -------       --------     ---------------
 Outstanding and exercisable at          June 30, 2005          5,446,512     47,191,500       $0.03-0.14
                                               Granted                  -              -                -
                                             Exercised                  -              -                -
                                                Called                  -              -                -
                                             Cancelled                  -              -                -
                                               Expired           (215,000)    (7,142,857)      $0.03-0.07
                                                                ---------     ----------       ----------

 Outstanding and exercisable at      December 31, 2005          5,231,512     40,048,643       $0.03-0.14
                                                                =========     ==========       ==========

                Options and Warrants Outstanding and Exercisable
                              at December 31, 2005

                                              Weighted
                                              average       Weighted
                             Number           remaining      average
            Range of     Outstanding at    contractual      exercise
     exercise prices  December 31, 2005    life(years)        price
     ---------------  -----------------    -----------        -----
       $0.03 - $0.05         36,780,572           1.69       $ 0.04
       $0.07 - $0.08          7,999,583           4.01         0.07
               $0.14            500,000            .86         0.14
                             ----------           ----       ------
                             45,280,155           2.09       $ 0.05
                             ==========           ====       ======

Note 5 - Related Party Transactions

In December 2005, the note payable funding from Riverview extended for 12 months making the new maturity date December 24, 2006. The company issued 225,000 shares valued at $15,750 and $9,000 as consideration for the extension. This consideration was recorded as a debt discount and will be amortized to interest expense of the extended term of the note. See Note 6

In December 2005, the line of credit the company has with Riverview was cancelled and reissued in the amount of $800,000. The reissued line of credit carries an interest rate of 12% with a fee for draws on the line. All other terms remained the same.

Note 6 - Supplemental Cash Flow Information

In connection with the note payable funding from Whale Investment, Ltd. the Company issued warrants and issued shares of common stock, which were recorded as a debt discount. In June 2004 the note payable to Whale Investments, LTD was extended and ownership of the note payable was transferred to Whale Investment's sister company Triplenet Investments. As consideration for the extension the Company issued cash and shares. The fair value of the cash and shares issued in connection with the extension was recorded as a discount to the note payable and added to the previous discount to be amortized over the remaining life of the note as extended. Of the debt discount amounts $54,976 and $54,976 was amortized to interest expense during the six months ended December 31, 2005 and 2004, respectively.

The Triplenet Investments loan was paid off in August 2005 with cash generated from operations. The company did pay a pre-payment penalty fee of $30,000 or one month interest on the loan.

The fair value of shares issued in connection with the $345,000 note payable funding from Riverview obtained as a condition of the Whale Investment, Ltd. Funding as well as the additional shares issued for extension of the due date were recorded as a discount on the note payable, of which $12,375 and $4,286 was amortized into interest expense during the six months ended December 31, 2005 and 2004, respectively.

For the six months ended December 31, 2005 and 2004 the Company paid cash for interest expense of $89,311 and $241,208, respectively. No cash was paid for income taxes.


Note 7 - Accrued liabilities

Accrued liabilities consist of the following as of December 31, 2005 and June 30, 2005:


                                             12/31/05            6/30/05
                                             --------            -------
Accrued payroll                            $   169,541        $   156,300
Accrued vacation                               109,233            112,722
Other accrued liabilities                       59,456             47,684
Accrued stock compensation                      35,000                  -
                                           -----------        -----------
                                           $   373,230        $   316,706
                                           ===========        ===========


Note 8 - Net Income (Loss) Per Common Share

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

For the three months ended December 31, 2005 and 2004 options and warrants to purchase 45,280,155 and 81,324,501 shares of common stock, respectively, were not included in the computation of diluted EPS due to the dilutive effect of a net loss in both periods.

For the six months ended December 31, 2005 and 2004 options and warrants to purchase 8,499,583 and 81,324,501 shares of common stock, respectively, were not included in the computation of diluted EPS due either to the dilutive effect from a net loss or a strike price in excess of market price. Using the treasury stock method 10,240,695 shares were assumed repurchased and added to shares outstanding for the computation of Diluted EPS for the six months ended December 31, 2005.

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

Overview

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

Our corporate headquarters is located in Park City, Utah. All of our development, and administrative activities are conducted at this location. We sell our products through an internal sales team consisting of 9 people, which includes all of the senior executives of the company.

We have experienced recent significant developments that we expect to have a positive impact on our company, including the following:

         o In October and November the company started 6 new pilots with grocery and convenience store chains through our Cannon Equipment contract that was signed during the first quarter of this fiscal year.

         o In December the company signed Dodge Stores, an existing client to the second phase of their project.

Three Months Ended December 31, 2005 and 2004

Total revenues were $1,113,656 and $941,062 for the quarters ended December 31, 2005 and 2004, respectively, a 18% increase. Software license revenues were $230,574 and $141,692 for the quarters ended December 31, 2005 and 2004, respectively, a 63% increase. This increase is primarily attributable to software license sales to existing customers, during the quarter ended December 31, 2005. Maintenance and support revenues were $606,311 and $658,589 for the quarters ended December 31, 2005 and 2004, respectively, an 8% decrease. This decrease is primarily attributable to two existing Action Manager customers reducing their maintenance fees due to store closures. Software Maintenance and support for Fresh Market Manager software increased by $45,365 during the quarter ending December 31, 2005 over the same period in 2004. This was primarily due to the Cannon Solutions Contract. The company has decided to report their ASP, (their hosted solution), sales separately starting in Fiscal Year ending June 30, 2006 instead of previously including these amounts in maintenance and support revenues. ASP revenues were $50,250 and $20,550, respectively for the quarters ending December 31, 2005 and 2004; an increase of 145%. This increase was the result of our success in the Perishable

Manufacturing Channel where we have signed 4 new contracts in the last 6 months. Consulting and other revenue was $226,521 and $120,231 for the quarters ended December 31, 2005 and 2004, respectively, a 88% increase. This increase is due to increased FMM implementation services resulting from the Cannon Equipment agreements.

Cost of revenues, as a percent of total revenues was 37% for both quarters ended December 31, 2005 and 2004, respectively.

Research and development expenses were $223,687 and $250,769 for the quarters ended December 31, 2005 and 2004 respectively, an 11% decrease. This decreased expense reflects the fact that both Action Manager and FMM software suites have had major releases completed in addition to the streamlining of our development process. The company has also started to utilize off-shore resources to test and transitioning existing products to the Java language.

Sales and marketing expenses were $310,433 and $382,329 for the quarters ended December 31, 2005 and 2004, respectively, a 19% decrease. The company continues to deploy a commissioned based sales force which allows them to maintain a lower fixed level of costs to generate sales. The company also exhibited in one less trade show in 2005.

General and administrative expenses were $316,438 and $668,821 for the quarters ended December 31, 2005 and 2004, respectively a 53% decrease. There was an $165,200 one time expense for the settlement of a legal case in the 2004.

Six Months Ended December 31, 2005 and 2004

Total revenues were $4,812,521 and $1,930,739 for the six months ended December 31, 2005 and 2004, respectively, a 149% increase in 2005 over the comparable period for 2004. Software license revenues were $2,861,027 and $303,855 for the six months ended December 31, 2004 and 2003, respectively, an 842% increase. License sales in 2005 includes the Cannon Equipment license sale as referenced in the companies 8K filed August 11, 2005. Maintenance and support revenues were $1,214,757 and $1,293,683 for the six months ended December 31, 2005 and 2004, respectively, a 6% decrease. This decrease is primarily attributable to a two existing Action Manager customers reducing their maintenance fees due to store closures. ASP revenues were $99,150 and $32,150 for the six months December 31, 2005 and 2004, respectively, a 208% increase in 2005 over the comparable period for 2004. This increase is driven by the companies success selling FMM Category Manager to perishable manufactures. Consulting and other revenue was $637,587 and $301,051 for the six months ended December 31, 2005 and 2004, respectively, a 112% decrease. This increase is driven by the Cannon Equipment agreement and increased Action Manager consulting during the first quarter of 2005

Research and development expenses were $459,596 and $506,850 for the six months ended December 31, 2005 and 2004 respectively, a 9% decrease. This decrease represents the general stabilization of both the Fresh Market Manager and Action Manager 4X software and the company's use of off-shore resources.

Sales and marketing expenses were $593,633 and $675,723 for the six months ended December 31, 2005 and 2004, respectively, a 12% decrease. This decrease was driven by trade show cancellations due to weather events.

General and administrative expenses were $629,593 and $978,930 for the six months ended December 31, 2005 and 2004, respectively, a 36% decrease. The 2004 expenses include a $165,200 one time expense for the settlement of a legal case.

Liquidity and Capital Resources

The Company had a working capital deficit at December 31, 2005 of $2,936,158.

The company had net loss of $354,763 versus a net loss of $1,000,602 for the quarters ending December 31, 2005 and 2004 respectively. The Company had interest expense of $200,440 and $287,974 for the quarters ending December 31, 2005 and 2004 respectively, a decrease of 30%. This decrease reflects the company paying off the Triplenet Incorporated debt during the quarter ended September 30, 2005. To date, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from the CEO and majority shareholder, and private placements of equity securities. The Company may be unable to raise additional equity capital until it achieves profitable operations and refinances its debt. The Company anticipates that it will meet its working capital requirements primarily through increased revenue, while controlling and reducing costs and expenses. However, no assurances can be given that the Company will be able to meet its working capital requirements.

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


                 (Balance of the page intentionally left blank)

Item 3 - Controls and Procedures

         (a) Evaluation of disclosure controls and procedures.

Randall K. Fields who serves as Park City Group's chief executive officer and William D. Dunlavy who serves as Park City Group's chief financial officer, after evaluating the effectiveness of Park City Group's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of December 31, 2005 (the "Evaluation Date") concluded that as of the Evaluation Date, Park City Group's disclosure controls and procedures were adequate and effective to ensure that material information relating to Park City Group and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared. While the Company feels that the disclosure controls currently in place are adequate to prevent material misstatements, the Company has found significant internal control deficiencies in its accounting for property, plant and equipment that they will work to rectify in the coming year in preparation for section 404 of the Sarbanes Oxley Act of 2002. The Company is continually evaluating and improving their internal control procedures.

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


                 (Balance of the page intentionally left blank)

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None


Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

         o In July 2005, 155,750 shares of common stock were issued per anti-dilution agreement with the CEO.
         o In August 2005, 134,411 shares of common stock were issued to an employee in lieu of cash compensation.
         o In November 2005, 733,338 shares of common stock were issued to management in lieu of cash compensation.
         o In November 2005, 525,000 shares of common stock were issued to board member is lieu of cash compensation.


Item 3 - Defaults upon Senior Securities

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


                  Balance of the page intentionally left blank)

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 6, 2006                          PARK CITY GROUP, INC

                                                 By /s/  Randall K. Fields
                                                 -------------------------------
                                                 Randall K. Fields, Chairman and
                                                 Chief Executive Officer

Date:  February 6, 2006                          By /s/ William Dunlavy
                                                 -------------------------------
                                                 William Dunlavy
                                                 Chief Financial Officer


                 (Balance of the page intentionally left blank)