Form 10QSB
period 2006-03-31
PARK CITY GROUP INC
filed 2006-05-15
CIK 50471

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2006

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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding as of
                     Class                                 May 15, 2006
         ----------------------------                -----------------------
         Common Stock, $.01 par value                     355,300,496
                                                        2,425 shareholders

                              PARK CITY GROUP, INC.
              Table of Contents to Quarterly Report on Form 10-QSB


                         PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Condensed Balance Sheets as of March 31,
           2006 (Unaudited) and June 30, 2005                                3

         Consolidated Condensed Statements of Operations for the
           Quarters Ended March 31, 2006 and 2005 (Unaudited)                4

         Consolidated Condensed Statements of Cash Flows for the
           Quarters Ended March 31, 2006 and 2005 (Unaudited)                5

         Notes to Consolidated Condensed Financial Statements                6

Item 2   Management's Discussion and Analysis or Plan of Operation          10

Item 3   Controls and Procedures                                            15

                     PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                  16

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds        16

Item 3   Defaults Upon Senior Securities                                    16

Item 4   Submission of Matters to a Vote of Security Holders                16

Item 5   Other Information                                                  16

Item 6   Exhibits                                                           16

         Exhibit 31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                              PARK CITY GROUP, INC.
                      Consolidated Condensed Balance Sheets
 Assets                                                                         March 31, 2006    June 30, 2005
                                                                                  (unaudited)
                                                                                ---------------  ---------------
 Current Assets:
     Cash                                                                        $      40,925    $     209,670
     Receivables, net of allowance $49,304 and $56,000 at March 31, 2006
       and June 30, 2005, respectively                                                 913,719          356,339
     Prepaid expenses and other current assets                                         102,595           37,060
                                                                                ---------------  ---------------

     Total current assets                                                            1,057,239          603,069
                                                                                ---------------  ---------------

 Property and equipment, net of accumulated depreciation of $1,647,823 and
   $1,592,079 at March 31, 2006 and June 30, 2005, respectively                         98,918          109,512
                                                                                ---------------  ---------------

 Other assets:
   Deposits and other assets                                                            27,826           25,000
   Capitalized software costs, net of accumulated amortization of $930,576 and
     $731,167 at March 31, 2006 and June 30, 2005, respectively                        132,940          332,349
                                                                                ---------------  ---------------

     Total other assets                                                                160,766          357,349
                                                                                ---------------  ---------------
 Total assets                                                                    $   1,316,923    $   1,069,930
                                                                                ===============  ===============

 Liabilities and Stockholders' Deficit

 Current liabilities:
     Accounts payable                                                            $     363,576    $     628,398
     Accrued liabilities                                                               310,003          316,706
     Deferred revenue                                                                1,007,967          883,425
     Current portion of capital lease obligations                                       19,289           23,159
     Lines of credit                                                                   100,000                -
     Related party payable                                                             206,842          619,743
     Related party accrued interest                                                          -          848,258
     Related party notes payable, net of discount of $12,375 at June 30, 2005                -          332,625
     Notes payable, net of discounts of $54,976 at June 30, 2005                             -        1,945,024
                                                                                ---------------  ---------------
     Total current liabilities                                                       2,007,677        5,597,338
                                                                                ---------------  ---------------

 Long-term liabilities
     Long-term note payable, net of discount of $106,700                             1,833,300                -
     Long-term related party note payable, net of discount of $122,992
       at June 30, 2005                                                                      -        3,173,414
     Capital lease obligations, less current portion                                     8,295            2,127
                                                                                ---------------  ---------------

     Total long-term liabilities                                                     1,841,595        3,175,541
                                                                                ---------------  ---------------

 Total liabilities                                                                   3,849,272        8,772,879
                                                                                ---------------  ---------------

 Commitments and contingencies

 Stockholders' deficit:
     Preferred stock, $0.01 par value, 30,000,000 shares authorized,
       none issued                                                                           -                -
     Common stock, $0.01 par value, 500,000,000 shares authorized; 354,522,720 and 282,555,885 issued outstanding at March 31, 2006 and June 30, 2005,
       respectively                                                                  3,545,227        2,825,561
     Additional paid-in capital                                                     13,064,366       10,037,693
     Accumulated deficit                                                           (19,141,942)     (20,566,203)
                                                                                ---------------  ---------------

 Total stockholders' deficit                                                        (2,532,349)      (7,702,949)
                                                                                ---------------  ---------------
 Total liabilities and stockholders' deficit                                     $   1,316,923    $   1,069,930
                                                                                ===============  ===============


See accompanying notes to consolidated condensed financial statements.

                                                       3

                                              PARK CITY GROUP, INC.
                           Consolidated Condensed Statements of Operations (Unaudited)
                           For the Three and Nine Months Ended March 31, 2006 and 2005



                                                       Three Months Ended                   Nine Months Ended
                                                           March 31,                            March 31,
                                                    2006               2005              2006               2005
                                                --------------    ---------------    --------------    ---------------
Revenues:
Software licenses                                $    573,900       $    149,760      $  3,434,927       $    453,615
Maintenance and support                               535,311            531,682         1,750,068          1,793,215
ASP                                                    48,525             28,950           147,675             61,100
Consulting and other                                  211,952             95,473           849,539            428,674
                                                --------------    ---------------    --------------    ---------------

                                                    1,369,688            805,865         6,182,209          2,736,604

Cost of revenues                                      396,976            394,192         1,219,048          1,046,117
                                                --------------    ---------------    --------------    ---------------

         Gross margin                                 972,712            411,673         4,963,161          1,690,487
                                                --------------    ---------------    --------------    ---------------

Operating expenses:
Research and development                              225,180            256,309           684,776            763,159
Sales and marketing                                   395,055            310,081           988,688            985,804
General and administrative                            418,777            377,748         1,048,370          1,356,678
                                                --------------    ---------------    --------------    ---------------

         Total operating expenses                   1,039,012            944,138         2,721,834          3,105,641
                                                --------------    ---------------    --------------    ---------------

(Loss) income from operations                         (66,300)          (532,465)        2,241,327         (1,415,154)

Other income (expense):
Interest expense                                     (319,491)          (300,517)         (817,066)          (863,049)
                                                --------------    ---------------    --------------    ---------------

(Loss) income before income taxes                    (385,791)          (832,982)        1,424,261         (2,278,203)

(Provision) benefit for income taxes                        -                  -                 -                  -
                                                --------------    ---------------    --------------    ---------------

         Net (loss) income                       $   (385,791)      $   (832,982)     $  1,424,261       $ (2,278,203)
                                                ==============    ===============    ==============    ===============

Weighted average shares, basic                    286,477,000        277,374,000       284,201,000        272,281,000
                                                ==============    ===============    ==============    ===============
Weighted average shares, diluted                  286,477,000        277,374,000       292,496,000        272,281,000
                                                ==============    ===============    ==============    ===============
Basic (loss) income per share                    $      (0.00)      $      (0.00)     $       0.01       $      (0.01)
                                                ==============    ===============    ==============    ===============
Diluted (loss) income per share                  $      (0.00)      $      (0.00)     $       0.00       $      (0.01)
                                                ==============    ===============    ==============    ===============


See accompanying notes to consolidated condensed financial statements.

                                                               4

                                              PARK CITY GROUP, INC.
                           Consolidated Condensed Statements of Cash Flows (Unaudited)
                                For the Nine Months Ended March 31, 2006 and 2005

                                                                                      2006                  2005
                                                                                ------------------   -------------------
Cash flows from operating activities:
      Net income (loss)                                                              $  1,424,261          $ (2,278,203)
      Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities:
           Depreciation and amortization                                                  255,152               254,268
           Bad debt expense                                                                (6,696)              104,417
           Stock issued for services and expenses                                         139,849               508,694
           Stock issued for interest                                                      294,334                     -
           Amortization of discounts on debt                                              215,093               131,106
           (Increase) decrease in:
                Trade Receivables                                                        (550,681)              (48,010)
                Prepaids and other assets                                                 (68,361)               74,511
           (Decrease) increase in:
                Accounts payable                                                         (264,823)              152,183
                Accrued liabilities                                                        (6,705)             (219,456)
                Deferred revenue                                                          124,542               144,529
                Related party payable                                                      97,000                     -
                Accrued interest, related party                                          (848,258)              361,009
                                                                                ------------------   -------------------

           Net cash provided by (used in) operating activities                            804,707              (814,952)
                                                                                ------------------   -------------------

Cash Flows From Investing Activities:
  Purchase of property and equipment                                                      (20,445)              (32,137)
  Proceeds from disposal of property                                                            -                 3,400
                                                                                ------------------   -------------------

Net cash used in investing activites                                                      (20,445)              (28,737)
                                                                                ------------------   -------------------

Cash Flows From Financing Activities:
  Net (decrease) increase in lines of credit                                             (409,901)              544,815
  Proceeds from issuane of stock                                                                -               150,000
  Payment to extend note                                                                   (9,000)               (9,000)
  Proceeds from debt                                                                    1,833,300                     -
  Payments on notes payable and capital leases                                         (2,367,406)              (33,007)
                                                                                ------------------   -------------------

Net cash (used in) provided by financing activities                                      (953,007)              652,808
                                                                                ------------------   -------------------

Net decrease in cash                                                                     (168,745)             (190,881)

Cash at beginning of period                                                               209,670               312,817
                                                                                ------------------   -------------------

Cash at end of period                                                                $     40,925          $    121,936
                                                                                ==================   ===================



See accompanying notes to consolidated condensed financial statements.

                                                               5

                              PARK CITY GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2006


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


Note 2 - Liquidity

Cash flow information for the nine months ended March 31, 2006 and March 31, 2005 was as follows:

                                                        March 31,       March 31,
                                                          2006           2005
                                                     -------------   -------------
Cash, cash equivalents, marketable securities and
  long-term marketable securities                     $    40,925     $   121,936
                                                     -------------   -------------

Net cash provided by operating activities             $   804,707     $  (814,952)
Net cash used in investing activities                 $   (20,445)    $   (28,737)
Net cash provided by financing activities             $  (953,007)    $   652,808
                                                     -------------   -------------

Net increase/decrease in cash and cash equivalents    $  (168,745)    $  (190,881)
                                                      ===========     ===========

As shown in the consolidated financial statements, the Company had a loss for the three months ending March 31, 2006 and incurred a loss for the same quarter in 2005. The Company did show a profit for the nine months ending March 31, 2006 verses an incurred loss for the same nine months in 2005. Current liabilities are in excess of current assets at March 31, 2006, however deferred revenues account for $1,007,967 of the current liabilities. These deferred revenues are for maintenance fees paid annually by customers but recognized as revenues at a rate of one-twelve per month. Current liabilities without this category are slightly less than current assets. The company did generate positive cash flow from operations during the nine months ended March 31, 2006 and was able to retire a large amount of current debt. In addition the company converted roughly
3.2 million dollars of debt owed to Riverview Financial Corporation at a rate of
5.2 cents per share, or 66,234,658. In addition the company refinanced $1,940,000 of short term liabilities with U.S. Bank at a significantly lower interest rate. In total the company has lowered their expected interest expense from $1,178,454 in fiscal year 2005 to an estimated $275,000 for the next twelve months.

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

Currently the company has no Off Balance Sheet Arrangements

Note 3 - Stock-Based Compensation

At March 31, 2006 and 2005, the Company has outstanding stock options to certain of its employees. The Company accounts for these options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on fair value consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated below for the three and nine months ended March 31, 2006 and 2005:

                                                                      Three Months Ended               Nine Months Ended
                                                                           March 31,                       March 31,
                                                                     2006           2005            2006             2005
                                                                     ----           ----            ----             ----
Net Loss available to common shareholders, as reported           $  (354,763)   $  (832,982)     $ 1,460,263     $ (2,278,203)

Add: Stock-based employee compensation expense included in
  reported net income, net of related tax effects                          -              -                -                -

Deduct: Total stock-based employee compensation expense
  determined under the fair value based method for all awards,
  net of related tax effects.                                              -              -          (14,325)         (14,325)
                                                                 -----------    -----------      -----------     ------------

Net (loss) income - pro forma                                    $  (354,763)   $  (832,982)     $ 1,445,938     $ (2,292,528)
                                                                 ===========    ===========      ===========     ============

(Loss) income per share:
     Basic - as reported                                         $     (0.00)   $     (0.00)     $      0.01     $      (0.01)
                                                                 ===========    ===========      ===========     ============
     Diluted - as reported                                       $     (0.00)   $     (0.00)     $      0.00     $      (0.01)
                                                                 ===========    ===========      ===========     ============
     Basic - pro forma                                           $     (0.00)   $     (0.00)     $      0.01     $      (0.01)
                                                                 ===========    ===========      ===========     ============
     Diluted - pro forma                                         $     (0.00)   $     (0.00)     $      0.00     $      (0.01)
                                                                 ===========    ===========      ===========     ============

Park City Group has employment agreements with executives. One provision of these agreements is for a stock bonus. 25% of these bonuses are to be paid on each of their first four anniversary dates.

Agreement with Vice President of Professional Services, dated effective April 11, 2005 is payable in 500,000 share increments for a total of 2,000,000 shares.

Agreement with Vice President, dated effective December 28, 2005 is payable in 178,572 share increments for a total of 714,288 shares.

Agreement with Director of Marketing, dated effective January 1, 2006 is payable in 178,572 share increments for a total of 714,288 shares.


Note 4 - Outstanding Stock Options

The following tables summarize information about fixed stock options and warrants outstanding and exercisable at March 31, 2006:

                                                                     Number of
                                                               Options       Warrants       Price per Share
                                                               -------       --------       ---------------
 Outstanding and exercisable at       June 30, 2005          5,446,512     47,191,500            $0.03-0.14
                                            Granted                  -              -                     -
                                          Exercised                  -     (2,928,571)                $0.04
                                             Called                  -              -                     -
                                          Cancelled                  -              -                     -
                                            Expired           (254,000)   (12,511,905)           $0.04-0.07
                                                             ---------   ------------            ----------

 Outstanding and exercisable at      March 31, 2006          5,192,512     31,751,024            $0.03-0.14
                                                             =========     ==========            ==========

                          Options and Warrants Outstanding and Exercisable
                                         at March 31, 2006

                                                   Weighted
                                                    average           Weighted
                                 Number           remaining            average
            Range of     Outstanding at         contractual           exercise
     exercise prices     March 31, 2006         life(years)              price
     ---------------     --------------         -----------          ---------
       $0.03 - $0.05         28,443,953                1.90            $  0.04
       $0.07 - $0.08          7,999,583                3.76               0.07
               $0.14            500,000                 .61               0.14
                             ----------                ----            -------
                             36,943,536                2.28            $  0.05
                             ==========                ====            =======

Note 5 - Related Party Transactions

In December 2005, the note payable funding from Riverview extended for 12 months making the new maturity date December 24, 2006. The company issued 225,000 shares valued at $15,750 and $9,000 as consideration for the extension. This consideration was recorded as a debt discount and will be amortized to interest expense of the extended term of the note. This note payable was retired in March 2006. See Note 6.

In December 2005, the line of credit the company has with Riverview was cancelled and reissued in the amount of $800,000. The reissued line of credit carries an interest rate of 12% with a fee for draws on the line. All other terms remained the same.

In February 2006, Riverview Financial converted 2,928,571 warrants at $0.04. The equivalent cash value of $117,143 from this exercise was applied as a reduction in the principal amount outstanding on the note payable funding from Riverview reducing the principal balance to $3,179,263. See Note 6.

In March 2006, $3,473,597 of note payable funding and accrued interest from Riverview Financial Corp. was converted into 66,234,658 shares of Park City Group's common stock. See Note 6. An additional $1,930,300 of principal and interest payable to Riverview Financial Corp. was repaid with cash in March 2006 with remaining principal and interest totalling $109,841 repaid subsequently with cash in April 2006.

Note 6 - Supplemental Cash Flow Information

In connection with the note payable funding from a Shareholder of the Company issued warrants and issued shares of common stock, which were recorded as a debt discount. In June 2005 the note payable to the shareholder was extended and ownership of the note payable was transferred to the shareholders company Triplenet Investments. As consideration for the extension the Company issued cash and shares. The fair value of the cash and shares issued in connection with the extension was recorded as a discount to the note payable and added to the previous discount to be amortized over the remaining life of the note as extended. Of the debt discount amounts $54,976 and $79,048 was amortized to interest expense during the nine months ended March 31, 2006 and 2005, respectively.

The Triplenet Investments loan was retired in August 2005 with cash generated from operations. The company did pay a pre-payment penalty fee of $30,000 or one month interest on the loan.

The fair value of shares issued in connection with the $345,000 note payable funding from Riverview obtained as a condition of the Whale Investment, Ltd. Funding as well as the additional shares issued for extension of the due date were recorded as a discount on the note payable, of which $43,313 and $10,473 was amortized into interest expense during the six months ended March 31, 2006 and 2005, respectively.

The Riverview note payable obtained as a condition of the Whale Investments funding was retired in March 2006 with cash provided from a financing transaction with US Bank.

Due to the funding transaction with US Bank the Company was able to repay $981,149 of accrued interest due to Riverview Financial Corp.

The non-cash conversion of the senior debt with Riverview Financial Corp. on March 30, 2006 resulted in the issuance of 66,234,658 shares of Park City Group common stock to retire principal and current year accrued interest of $3,179,263 and $294,334, respectively. The conversion had an effective price of $0.0524 per share representing fair value of the shares on the date of the conversion.

For the nine months ended March 31, 2006 and 2005 the Company paid cash for interest expense of $1,028,888 and $350,600, respectively. No cash was paid for income taxes.

Note 7 - Accrued liabilities

Accrued liabilities consist of the following as of March 31, 2006 and June 30, 2005:

                                             3/31/06           6/30/05
                                             -------           -------
Accrued payroll                            $  131,776        $  156,300
Accrued vacation                              125,155           112,722
Other accrued liabilities                      41,405            47,684
Accrued stock compensation                     11,667                 -
                                           ----------        ----------
                                           $  310,003        $  316,706
                                           ==========        ==========


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

For the three months ended March 31, 2006 and 2005 options and warrants to purchase 36,943,536 and 51,584,500 shares of common stock, respectively, were not included in the computation of diluted EPS due to the dilutive effect of a net loss in both periods. The inclusion of the options would have been anti-dilutive, thereby decreasing net loss per common share.

For the nine months ended March 31, 2006 and 2005 options and warrants to purchase 8,499,583 and 51,584,500 shares of common stock, respectively, were not included in the computation of diluted EPS due either to the dilutive effect from a net loss or a strike price in excess of market price. Using the treasury stock method 8,295,141 shares were assumed repurchased and added to shares outstanding for the computation of Diluted EPS for the nine months ended March 31, 2006.


                   (Balance of page intentionally left blank)

Item 2.  Management's Discussion and Analysis or Plan of Operation.
Form 10-KSB for the year ended June 30, 2005 incorporated herein by reference.

Forward-Looking Statements

This quarterly report on Form 10-QSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our Form 10-KSB annual report at June 30, 2005, incorporated herein by reference. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

We have experienced recent significant developments that we expect to have a positive impact on our company, including the following:

         o In March the company signed new Action Manager license agreements with Kwik Trip an existing customer and RaceTrac Petroleum Inc.

         o In March the company signed an agreement to allow Oracle to use one of the company's patents.

Three Months Ended March 31, 2006 and 2005

Total revenues were $1,369,689 and $805,865 for the quarters ended March 31, 2006 and 2005, respectively, a 70% increase. Software license revenues were $573,900 and $149,760 for the quarters ended March 31, 2006 and 2005, respectively, a 283% increase. This increase is primarily attributable to software license sales to existing customers and a large agreement with Oracle, during the quarter ended March 31, 2006. Maintenance and support revenues were $535,312 and $531,682 for the quarters ended March 31, 2006 and 2005, respectively, about even with last year. ASP revenues were $48,525 and $28,950, respectively for the quarters ending March 31, 2006 and 2005; an increase of 68%. This increase was the result of our success in the Perishable Manufacturing Channel where we have signed 6 new contracts in the last 8 months. Consulting and other revenue was $211,952 and $95,473 for the quarters ended March 31, 2006 and 2005, respectively, a 122% increase. This increase is due to increased FMM implementation services resulting from the Cannon Equipment agreements.

Cost of revenues, as a percent of total revenues was 29% and 49% for the quarters ended March 31, 2006 and 2005, respectively. This decrease came from the additional sales of licenses during the quarter.

Research and development expenses were $225,180 and $256,309 for the quarters ended March 31, 2006 and 2005 respectively, an 12% decrease. This decreased expense reflects the fact that both Action Manager and FMM software suites have had major releases completed in addition to the streamlining of our development process. The company has also started to utilize off-shore development resources.

Sales and marketing expenses were $395,055 and $310,080 for the quarters ended March 31, 2006 and 2005, respectively, a 27% increase over the previous year. The company continues to deploy a commissioned based sales force which allows them to maintain a lower fixed level of costs to generate sales however, additional sales did increase costs slightly. The company also hired one additional full time sales person during the quarter. General and administrative expenses were $418,777 and $377,748 for the quarters ended March 31, 2006 and 2005, respectively a 11% increase. There was a $165,200 one time expense for the settlement of a legal case in the 2005.

Nine Months Ended March 31, 2006 and 2005

Total revenues were $6,182,210 and $2,736,604 for the nine months ended March 31, 2006 and 2005, respectively, a 126% increase in 2006 over the comparable period for 2005. Software license revenues were $3,434,927 and $453,615 for the nine months ended December 31, 2005 and 2003, respectively, a 657% increase. License sales in 2005 includes the Cannon Equipment license sale as referenced in the companies 8K filed August 11, 2005. Maintenance and support revenues were $1,750,069 and $1,793,215 for the nine months ended March 31, 2006 and 2005, respectively, a 2% decrease. This decrease is primarily attributable to a two existing Action Manager customers reducing their maintenance fees due to store closures by a major customer. ASP revenues were $147,675 and $61,100 for the nine months March 31, 2006 and 2005, respectively, a 142% increase in 2006 over the comparable period for 2005. This increase is driven by the companies success selling FMM Category Manager to perishable manufactures. Consulting and other revenue was $849,539and $428,674 for the nine months ended March 31, 2006 and 2005, respectively, a 99% increase. This increase is driven by the Cannon Equipment agreement and increased Action Manager consulting during the first quarter of 2005

Cost of Goods for the nine months were 19.7% and 38% of total revenues for the nine months ending March 31, 2006 and 2005 respectively. This decrease is attributable to the increase in license sales in the two compared periods.

Research and development expenses were $684,766 and $763,159 for the nine months ended March 31, 2006 and 2005 respectively, a 9% decrease. This decrease represents the general stabilization of both the Fresh Market Manager and Action Manager 4X software and the company's use of off-shore resources.

Sales and marketing expenses were $988,688 and $985,804 for the nine months ended March 31, 2006 and 2005, respectively. Sales and marketing expenses are even with last years costs although we have generated more sales. General and administrative expenses were $1,048,370 and $1,356,678 for the nine months ended March 31, 2006 and 2005, respectively, a 23% decrease. The 2005 expenses include a $165,200 one time expense for the settlement of a legal case.

Liquidity and Capital Resources

The Company had a working capital deficit at March 31, 2006 of $950,438 verses $4,129,588 at March 31, 2005.

The company had net loss of $385,789 versus a net loss of $832,982 for the quarters ending March 31, 2006 and 2005 respectively. The Company had interest expense of $319,491 and $300,517 for the quarters ending March 31, 2006 and 2005 respectively. This slight increase was caused by the company refinancing and converting over $5,400,000 of debt during this quarter. The company has lowered it notes payable debt by $4,876,922 during the last nine months which will lower interest expense approximately $900,000 over the next twelve months. To date, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from the CEO and majority shareholder, and private placements of equity securities. The Company may be unable to raise additional equity capital until it achieves profitable operations and refinances its debt. The Company anticipates that it will meet its working capital requirements primarily through increased revenue, while controlling and reducing costs and expenses. However, no assurances can be given that the Company will be able to meet its working capital requirements.

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

Randall K. Fields who serves as Park City Group's chief executive officer and William D. Dunlavy who serves as Park City Group's chief financial officer, after evaluating the effectiveness of Park City Group's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of March 31, 2006 (the "Evaluation Date") concluded that as of the Evaluation Date, Park City Group's disclosure controls and procedures were adequate and effective to ensure that material information relating to Park City Group and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared. While the Company feels that the disclosure controls currently in place are adequate to prevent material misstatements, the Company has found significant internal control deficiencies in its accounting for property, plant and equipment that they will work to rectify in the coming year in preparation for section 404 of the Sarbanes Oxley Act of 2002. The Company is continually evaluating and improving their internal control procedures.

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

                          Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

None


Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

         o In July 2005, 155,750 shares of common stock were issued per anti-dilution agreement with the CEO.
         o In August 2005, 134,411 shares of common stock were issued to an employee in lieu of cash compensation.
         o In November 2005, 733,338 shares of common stock were issued to management in lieu of cash compensation.
         o In November 2005, 525,000 shares of common stock were issued to board members is lieu of cash compensation.
         o In January 2006, 225,000 shares of common stock were issued as a fee for extension of a note payable.
         o In February 2006, 2,928,571 shares of common stock were issued due to exercise of warrants.
         o In March 2006, 125,001 shares of common stock were issued to board members in lieu of cash compensation.
         o In March 2006, 904,856 shares of common stock were issued to management in lieu of cash compensation.
         o In March 2006, 66,234,658 shares of common stock were issued for conversion of a note payable.


Item 3 - Defaults upon Senior Securities

None


Item 4 - Submission of Matters to a Vote of Security Holders

None


Item 5 - Other Information

Jim Horton resigned as President of the company effective April, 1, 2006

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


                                                     PARK CITY GROUP, INC



Date: May 15, 2006                                   By /s/  Randall K. Fields
                                                     ---------------------------
                                                     Randall K. Fields, Chairman
                                                     and Chief Executive Officer



Date: May 15, 2006                                   By /s/ William Dunlavy
                                                     ---------------------------
                                                     William Dunlavy
                                                     Chief Financial Officer



                 (Balance of the page intentionally left blank)