Form 10KSB/A
period 2005-06-30
PARK CITY GROUP INC
filed 2006-09-14
CIK 50471

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                               FORM 10-KSB/A No. 2



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


                       Outstanding as of October 13, 2005
                          5,657,079 (2,369 shareholders)


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


The aggregate market value of the stock held by non-affiliates of the registrant is approximately $2,994,106, calculated using a price of $2.75 per share on October 12, 2005.

Explanatory Note
----------------

This Form 10-KSB/A is being filed to amend and restate the Park City Group, Inc. (the "Company") Annual Report on Form 10-KSB/A for the Fiscal Year Ended June 30, 2005. The restatement arose out of, and in conjunction with, a letter of comment dated September 1, 2006 received from the staff of the Securities and Exchange Commission as a result of the Company's submission and filing of Form SB-2 Registration Statement. The financial statements and references thereto have been amended and updated to reflect the effect of the 1:50 reverse stock split effective August 11, 2006 pursuant to SAB Topic 4:C. At the time of the reverse split, the Articles of Incorporation were amended to reflect authorized common shares from 500,000,000 to 50,000,000.

Generally, no attempt has been made in this Form 10-KSB/A to modify or update other disclosures presented in the original report on Form 10-KSB/A except as required to meet the staff's comments. This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB/A or modify or update those disclosures. Information not affected by the amendment is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-KSB/A with the Securities and Exchange Commission on September 30, 2005. The following items have been amended as of result of the restatement:

                         Annual Report on Form 10-KSB/A
                                  June 30, 2005

                        Table of Contents - (Amendments)


Part II - Part III     Reverse Stock Split 1:50 Effects
                         to Financials                           Page 9-34
Introduction           Forward Looking Statements                Page 3
Signature Pages        Principal Executive and Principal
                         Financial Officer                       Exhibit 31 & 32
Item 8A                Controls and Procedures                   Page 17



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


Exhibit 31 Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32 Certifications pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

Forward-Looking Statements
--------------------------


This annual report on Form 10-KSB contains forward looking statements. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including the risk factors set forth below and elsewhere in this report. See "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.



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

Share Price History
-------------------

Common stock (the "Common Stock") is traded in the over-the-counter market in what is commonly referred to as the "Electronic" or "OTC Bulletin Board" or the "OTCBB" under the trading symbol "PKCY." The following table sets forth the high and low bid information of the Common Stock's closing price for the periods indicated. The price information contained in the table was obtained from internet sources considered reliable. Note that such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and the quotations may not necessarily represent actual transactions in the Common Stock. NOTE: On the 11th day of August 2006, the company effected a 1 for 50 reverse stock split. All trading price information set forth below gives effect to such reverse stock split.

           Fiscal Year 2004                     Low                  High
           ----------------                     ---                  ----
          September 30, 2003                   $1.50                 $3.50
           December 31, 2003                   $1.00                 $2.50
            March 31, 2004                     $2.00                 $8.50
             June 30, 2004                     $3.50                 $7.00

           Fiscal Year 2005
           ----------------
          September 30, 2004                   $2.50                 $4.00
           December 31, 2004                   $2.00                 $4.50
            March 31, 2005                     $2.00                 $4.00
             June 30, 2005                     $1.00                 $2.50



Holders of Record
-----------------

At October 12, 2005 there were 2,369 holders of record of Common Stock and shares issued and outstanding of 5,657,079. The number of holders of record and shares issued and outstanding was calculated by reference to the stock transfer agent's books.


Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

         None

Equity Compensation Plan Information

                                 Equity Compensation Plan Information
                                                                                Number of securities
                                                                               remaining available for
                                                                                future issuance under
                            Number of securities to      Weighted-average        equity compensation
                            be issued upon exercise     exercise price of         plans (excluding
                            of outstanding options,    outstanding options,    securities reflected in
                              warrants and rights      warrants and rights           column (a))
      Plan category                   (a)                      (b)                       (c)
Equity compensation plans
  approved by security
  holders                              0                        0                         0

Equity compensation plans
  not approved by security
  holders                            180,930                 $2.865                      51,070
                                     -------                 ------                      ------
          Total                      180,930                 $2.865                      51,070
                                     =======                 ======                      ======


The Company has several different Equity Compensation Plans in effect at this time. These include the following


         o In August 2003 the Company authorized 40,000 options for distribution to the employees. These options had a strike price of $2.50
         o In August 2003 the Company authorized 40,000 options for distribution to the senior management. These options had a strike price of $1.50
         o In September of 2005 the Company authorized to pay Senior Management 3 options for every share purchased at $3.50 for one year. Starting October of 2006 Senior Management will get 2 options for every share purchased from the Company at market price or $3.50 which ever is higher.


Issuance of Securities

We issued shares of our common stock in unregistered transactions during 2005. All of the shares of common stock issued were issued in non registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). We report share issued on a quarterly bases. The shares of common stock issued subsequent to March 31, 2005 shares of common stock were issued as follows:


         o In June 2005 47,722 shares were issued to employees in lieu of cash compensation.
         o In June 2005 35,276 shares were issued to management in lieu of cash compensation.
         o In July 2005 1,320 shares were issued for consulting services.
         o In July 2005 3,115 shares were issued per anti-dilution agreement with the CEO.
         o In August 2005 2,688 shares were issued to an employee in lieu of cash compensation.



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

To date, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from the CEO, and majority shareholder, and private placements of equity securities. The Company has been constrained by not having a desirable level of working capital. Although the Company anticipates that it will meet its working capital requirements primarily through increased revenue, while controlling and controlling costs and expenses, no assurances can be given that the Company will be able to meet its working capital requirements. Should the Company desire to raise additional equity or debt financing, there are no assurances that the Company could do so on acceptable terms.

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


         Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission ("SEC") rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

         While the Company believes that the disclosure controls currently in place are adequate to prevent material misstatements, the Company has found significant internal control deficiencies in its accounting for property, plant and equipment. In conducting a self-assessment and in preparation for compliance for Section 404 of the Sarbanes-Oxley Act of 2002, the Company has identified deficiencies in the correlation of serial numbers presented on Pre-1999, fully depreciated computer and other related equipment and its relationship to internal tracking of long-standing, and aged Property, Plant and Equipment. Due to the fact that these specific assets have been fully depreciated, the Company has concluded that no material misstatement or material weakness exists; however, the Company has concluded that it is necessary to invest in a more formal fixed asset tracking platform to ensure consistencies going forward in tracking aged Property, Plant & Equipment that are still available for use and PPE that has been disposed of.


(b)      Changes in internal controls over financial reporting.


         The Company's Chief Executive Officer and Chief Financial Officer have determined that there have been no changes in the Company's internal control over financial reporting during the period covered by this report identified in connection with the evaluation described in the above paragraph that have materially affected, or reasonably likely to materially affect, Company's internal control over financial reporting.


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

                                                   SUMMARY COMPENSATION TABLE


                                                Annual Compensation                Long-Term Compensation Awards
                                    ----------------------------------------- ----------------------------------------

                                                                                            Securities
                                                               Other Annual    Restricted   Underlying        LTIP
  Name and Principal         Year/    Salary                   Compensation       Stock    Options/SARs      Payouts
       Position             Period      ($)         Bonus ($)      ($)          Awards($)       (#)+           ($)
  Randall K. Fields          2005     317,500*            -     61,037 (1)       50,000              -           -
   Chairman and CEO          2004     317,500*        4,377     46,760 (1)       50,000              -           -
                             2003     330,000         6,477     41,185 (1)       24,167              -           -

     James Horton            2005     270,833**           -          -                -          8,336(2)        -
  President and COO

   William Dunlavy           2005     198,958             -          -                -          6,772           -
         CFO                 2004     100,000         4,377          -           50,000              -           -
                             2003     103,750        31,477        575 (2)       24,167              -           -

   Shaun Broadhead           2005     100,000             -          -           50,000              -           -
     Director of             2004     100,000         4,377          -           50,000              -           -
Research & Development       2003     108,750         6,477        675 (3)       24,167              -           -

     Carolyn Doll            2005     100,000             -          -           50,000              -           -
  Vice President of          2004     100,000         4,377          -           50,000
      Marketing              2003     105,000         6,477        600 (4)       24,167              -           -

     Aaron Prevo             2005       29,583***         -          -                -          1,312           -
  Vice-President of
Professional Services
---------------

+ On the 11th day of August 2006, the company effected a 1 for 50 reverse stock split. All information set forth gives effect to such reverse stock split.

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

                                Individual Grants

                                          % of Total
                      Number of           Options
                      Securities          Granted to      Exercise
                      Underlying          Employees in    Price      Expiration
Name                  Options Granted     Fiscal Year     ($/Sh)(1)     Date
--------------------------------------------------------------------------------
James Horton            8,336             9.7%              $3.50    06/30/2015
William Dunlavy         6,772             7.9%              $3.50    06/30/2015
Aaron Prevo             1,312             1.5%              $3.50    06/30/2015
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

Park City Group has an employment agreement with its President and chief operating officer, James Horton, dated effective September 1, 2004. This agreement provides Mr. Horton with the following compensation:


         o        An annual base compensation of $325,000,
         o An annual bonus based on the percent of his base pay that is equal to the revenue growth of the Company provided that the company's revenue grows at least 25% and that the pretax profits grow at an equal or greater percent, 1/2 of this bonus will be paid in cash and 1/2 will be paid in stock,
         o Employee benefits that are generally provided to Park City Group, Inc. employees, and
         o Stock options equal to 3 to 1 for each share of stock purchased at a cost of $3.50 or the current market price, which ever is higher, through September 30, 2005 with an exercise price of $3.50 or the current market price, which ever is higher,
         o Stock options equal to 2 to 1 for each share of stock purchased at a cost of $3.50 or the current market price, which ever is higher, $3.50 or the current market price, which ever is higher, there after.


Park City Group has an employment agreement with its Executive Vice President and chief financial officer, William Dunlavy, dated effective September 1, 2004. This agreement provides Mr. Dunlavy with the following compensation:

         o        An annual base compensation of $225,000,
         o An annual bonus based on the percent of his base pay that is equal to the revenue growth of the Company provided that the company's revenue grows at least 25% and that the pretax profits grow at an equal or greater percent, 1/2 of this bonus will be paid in cash and 1/2 will be paid in stock,
         o Employee benefits that are generally provided to Park City Group, Inc. employees, and

         o Stock options equal to 3 to 1 for each share of stock purchased at a cost of $3.50 or the current market price, which ever is higher, through September 30, 2005 with an exercise price of $3.50 or the current market price, which ever is higher,

         o Stock options equal to 2 to 1 for each share of stock purchased at a cost of $3.50 or the current market price, which ever is higher, $3.50 or the current market price, which ever is higher, there after.


Park City Group has an employment agreement with its Vice President of Professional Services, Aaron Prevo, dated effective April 11, 2005. This agreement provides Mr. Prevo with the following compensation:

         o        An annual base compensation of $130,000,
         o        Will participate in the senior management bonus program,
         o Employee benefits that are generally provided to Park City Group, Inc. employees, and
         o Stock options equal to 2 to 1 for each share of stock purchased at a cost of $3.50 or the current market price, which ever is higher, $3.50 or the current market price, which ever is higher.

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

Stock Options and Warrants
--------------------------


The Company has stock option plans that enable it to issue to officers, directors, consultants and employees nonqualified and incentive options to purchase common stock. At June 30, 2005, a total of 108,930 of such options were outstanding with exercise prices ranging from $1.50 to $7.00 per share.

At June 30, 2005 a total of 943,829 warrants to purchase shares of common stock were outstanding. Of those warrants, 649,306 were issued in connection with certain debt financings; 128,571 were issued in connection with an equity investment by an officer; and 165,952 were issued based on antidilution provisions associated with shares and warrants issued with certain transactions. These warrants have exercise prices ranging from $2.00 to $5.00 per share and expire between December 31, 2005 and August 26, 2009.


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



                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

     Item 11. Security Ownership of Certain Beneficial Owners and Management
     -----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners


         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of October 13, 2005, for each person or entity that is known to beneficially own more than 5 percent of the Common Stock. As of October 13, 2005, there were 5,657,079 shares of Common Stock outstanding. NOTE: On the 11th day of August 2006, the company effected a 1 for 50 reverse stock split. All information set forth below gives effect to such reverse stock split.


                                                                            Amount of
  Title of                                                                 Beneficial      Nature of
    Class             Name and Address of Beneficial Owner                  Ownership      Ownership     Percent of Class
    -----             ------------------------------------                 -----------     ---------     ----------------
   Common      Randall K.  Fields, Park City, Utah                             707,225 (2)    Direct           12.51%
   Common      Riverview Financial Corp., Park City, Utah (1)
                 Park City, Utah                                             2,283,955        Direct           40.38%
   Common      Thomas W. Wilson, Westport, Connecticut                         337,194 (3)    Direct            5.96%
   Common      Bernard F. Brennan, Ponte Vedra Beach, Florida                  339,321 (4)    Direct            6.00%
   Common      AW Fields Acquisition, LLC, New York, New York                  341,667        Direct            6.04%
                                                                            ----------                          -----
                                     Total                                   4,009,362                         70.89%
                                                                           ===========                         ======
-------------------

(1) Randall K. Fields is the president and 100% shareholder of Riverview Financial Corp.


Security Ownership of Management
--------------------------------

         The following table sets forth certain information with respect to the beneficial ownership of Common Stock as of October 13, 2005, for each of the directors, each of the Named Executive Officers, and all directors and executive officers as a group. As of October 13, 2005, there were 5,657,079 shares of Common Stock outstanding. NOTE: On the 11th day of August 2006, the company effected a 1 for 50 reverse stock split. All information set forth below gives effect to such reverse stock split.

                                                                      Amount of
                                                                      Beneficial       Nature of
Title of Class    Name, Position and Address of Beneficial Owner    Ownership (1)       Ownership    Percent of Class
--------------    ----------------------------------------------    -------------      ----------    ----------------

Common            Randall K. Fields, CEO, Chairman and Director         2,991,180 (5)   Direct and         52.88%
                  Park City, Utah                                                       Indirect

Common            Edward C. Dmytryk, Director                              38,033 (6)    Direct              *
                  Ocala, Florida

Common            Thomas W.  Wilson Jr., Director                         337,194        Direct             5.96%
                  Westport, Connecticut

Common            Bernard F. Brennan, Director                            339,321        Direct             6.00%
                  Ponte Vedra Beach, Florida

Common            William Dunlavy, CFO                                     48,842 (7)    Direct              *
                  Park City, Utah

Common            James Horton, President and COO                         182,544 (8)    Direct             3.23%
                  Acworth, Georgia

Common            Shaun Broadhead, Director of Research and                55,444 (9)    Direct              *
                  Development
                  Heber, Utah

Common            Carolyn Doll, VP of Marketing                            52,444 (10)   Direct              *
                  Heber, Utah

Common            Aaron Prevo, VP of Professional Services                  1,968 (11)   Direct              *
                  Layton, Utah

Common            Executive Officers & Directors as a Group             4,046,970                          71.54%
----------------                                                                                           ======
* Less than 1%.


(1) Beneficial ownership is determined in accordance with SEC rules and generally includes holding voting and investment power with respect to the securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.
(2)  Includes warrants to purchase 233,804 shares of common stock.
(3)  Includes warrants and options to purchase 142,157 shares of common stock.
(4)  Includes warrants and options to purchase 132,042 shares of common stock.
(5) Includes 2,283,955 shares of common stock owned by Riverview Financial Corp., which is 100% owned by Randall K. Fields.
(6)  Includes options to purchase 17,500 shares of common stock.
(7)  Includes options to purchase 16,772 shares of common stock.
(8)  Includes warrants and options to purchase 136,908 shares of common stock.
(9)  Includes options to purchase 7,000 shares of common stock.
(10) Includes options to purchase 4,000 shares of common stock.
(11) Includes options to purchase 1,312 shares of common stock.


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


             Item 12. Certain Relationships and Related Transactions
             -------------------------------------------------------


The Company has a note payable to Riverview Financial Corporation (Riverview), in the principal amount of $3,296,406 at June 30, 2005 with accrued interest of $841,995. The chief executive of Riverview is also the chief executive of the Company. In June 2004, the Company issued 49,600 shares of common stock to Riverview to subordinate to the extended Whale Investments note. See note 8 to the audited financial statements.

Riverview has loaned the Company $345,000 under a note payable bearing interest at 18%. Payments are made monthly for interest only, with the principal due in December 2005. Riverview was issued 17,143 shares of common stock as an inducement to make the loan. The note was extended in June 2004 to December 2005. See note 8 to the audited financial statements.


The Company's CEO has made loans to the Company to cover short term cash needs pursuant to a line of credit promissory note payable. Repayments are made as funds are available, with a due date of June 15, 2005 and interest is at 12%. There was no balance due under the line of credit at June 30, 2004. See note 7 to the audited financial statements.



In December 2002 the Company obtained a $2,000,000 note payable funding from Whale Investment, Ltd. The note bore interest at 18%, payable monthly, and was due in December 2005, as extended. Whale Investment, Ltd. is controlled by an individual who was already a shareholder of the Company at the time of the loan. The extended note was due December 2005 and the Company paid to Whale Investments $40,000 in cash and 20,000 in common stock valued at $80,000 as consideration for the extension. In August 2005 the loan and accrued interest was paid off. See note 16 to the audited financial statements.



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


Exhibit 31.1      Certification of Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2      Certification of Principal Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350
Exhibit 32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350


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

                                              PARK CITY GROUP, INC.
                                              (Registrant)


Date: September 13, 2006                      By  /s/ Randall K. Fields
                                              ----------------------------------
                                              Principal Executive Officer & CEO
                                              Chairman of the Board and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                            Title                      Date
     ---------                            -----                      ----

/s/ Randall K. Fields         Chief Executive Officer,        September 13, 2006
--------------------------    Chairman of the Board and
Randall K.  Fields            Director (Principal Executive
                              Officer)

/s/ William Dunlavy           Chief Financial Officer and     September 13, 2006
--------------------------    Secretary (Principal
William Dunlavy               Financial Officer)


/s/ Edward C. Dmytryk         Director                        September 13, 2006
--------------------------
Edward C.  Dmytryk


/s/ Thomas W. Wilson, Jr.     Director                        September 13, 2006
--------------------------
Thomas W. Wilson, Jr.


/s/ Bernard F. Brennan        Director                        September 13, 2006
--------------------------
Bernard F. Brennan

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

/s/ HJ & Associates, LLC


HJ & Associates, LLC
Salt Lake City, Utah
October 12, 2005, except for Note 18, for which the date is September 13, 2006

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


/s/ Tanner LC

Tanner LC
Salt Lake City, Utah
August 12, 2004

                              Park City Group, Inc. & Subsidiaries
                                   Consolidated Balance Sheet
                                          June 30, 2005
                                            (Restated)

                      Assets

             Current assets:
             Cash                                                             $      209,670
             Receivables, net of allowance for doubtful
             accounts of $56,000                                                     356,339
             Prepaid expenses and other current assets                                37,060
                                                                              --------------
                               Total current assets                                  603,069
                                                                              --------------

             Property and equipment, net of accumulated
               depreciation and amortization                                         109,512
                                                                              --------------
             Other assets:
               Deposits and other assets                                              25,000
               Capitalized software costs, net of accumulated
                 amortization of $731,167                                            332,349
                                                                              --------------

                               Total other assets                                    357,349
                                                                              --------------

                               Total assets                                   $    1,069,930
                                                                              ==============

                      Liabilities and Stockholders' Deficit

             Current liabilities:

             Accounts payable                                                 $      628,398
             Accrued liabilities                                                   1,164,964
             Deferred revenue                                                        883,425
             Current portion of capital lease obligations                             23,159
             Notes payable, net of discount of $54,976                             1,945,024
             Related party notes payable, net of
               discount of $12,375                                                   332,625
             Related party lines of credit                                           619,743
                                                                              --------------
                               Total current liabilities                           5,597,338
                                                                              --------------

             Long-term debt:

             Long-term debt to related party, net of
               discounts of $122,992                                               3,173,414
             Capital lease obligations, less current portion                           2,127
                                                                              --------------
                               Total long-term debt                                3,175,541
                                                                              --------------

                               Total liabilities                                   8,772,879
                                                                              --------------

             Commitments and contingencies

             Stockholders' deficit:

             Preferred stock, $.01 par value, 30,000,000 shares
               authorized no shares issued,                                                -

             Common stock, $.01 par value, 50,000,000 shares
               authorized, 5,651,118 issued and outstanding                           56,511
             Additional paid-in-capital                                           12,806,743

             Accumulated deficit                                                 (20,566,203)
                                                                              --------------

                               Total stockholders' deficit                        (7,702,949)
                                                                              --------------

                               Total liabilities and stockholders' deficit    $    1,069,930
                                                                              ==============


                    See accompanying notes to consolidated financial statements.

                                               30

                                      Park City Group, Inc. & Subsidiaries
                                      Consolidated Statement of Operations
                                   For the Years Ended June 30, 2005 and 2004



                                                                        2005                   2004
                                                                    -------------         -------------
                                                                      (Restated)            (Restated)

Revenues:
         Software licenses                                          $     479,615         $   3,245,557
         Maintenance and support                                        2,416,675             2,274,338
         Consulting and other                                             735,522               509,928
                                                                    -------------         -------------
                               Total revenues                           3,631,812             6,029,823

Cost of revenues                                                        1,448,726             1,366,501
                                                                    -------------         -------------

                  Gross margin                                          2,183,086             4,663,322
                                                                    -------------         -------------


Operating expenses:
         Research and development                                       1,019,411             1,176,222
         Sales and marketing                                            1,337,318             1,158,411
         General and administrative expenses                            2,055,940             1,672,650
                                                                    -------------         -------------

                  Total operating expenses                              4,412,669             4,007,283
                                                                    -------------         -------------

                  Income (loss) from operations                        (2,229,583)              656,039
                                                                    -------------         -------------

Other income (expense):
         Gain on forgiveness of debt                                            -               119,201
         Gain on settlement of payable                                          -                89,934
         Interest expense                                              (1,178,454)           (1,540,417)
                                                                    -------------         -------------
                  Total other income (expense)                         (1,178,454)           (1,331,282)
                                                                    -------------         -------------
                  Loss before income taxes                             (3,408,037)             (675,243)
                                                                    -------------         -------------

Income tax (expense) benefit                                                    -                     -
                                                                    -------------         -------------

                  Net loss                                          $  (3,408,037)        $    (675,243)
                                                                    =============         =============


Weighted average shares                                                 5,489,000             4,711,000
                                                                    =============         =============

Basic loss per share                                                $       (0.62)        $       (0.14)
                                                                    =============         =============


See accompanying notes to consolidated financial statements.

                                                       31

                                      Park City Group, Inc. & Subsidiaries
                                 Consolidated Statement of Stockholders' Deficit
                              For the Years Ended June 30, 2005 and 2004 (Restated)


                                                      Additional
                                  Common Stock          Paid-In     Treasury    Accumulated
                               Shares       Amount      Capital       Stock       Deficit          Total
                            -----------  ----------   -----------   ----------  ------------    -----------

Balance, July 1, 2003         4,274,812  $   42,748    $8,540,855     $(30,000) $(16,482,923)   $(7,929,320)

Common stock issued for:
      Compensation              111,073       1,111       295,834            -             -        296,945
      Services                   65,567         656       222,381            -             -        223,037
      Settlement                 60,422         604       157,739            -             -        158,343
      Debt refinancing          168,205       1,682       513,004            -             -        514,686
      Debt Conversions          534,912       5,349     1,949,659            -             -      1,955,008
      Exercise of Options       159,333       1,593       317,074            -             -        318,667

Cancel of treasury stock              -           -       (30,000)      30,000             -              -

Net loss                              -           -             -            -      (675,243)      (675,243)
                            -----------  ----------   -----------   ----------  ------------    -----------
Balance, June 30, 2004        5,374,323      53,743    11,966,546            -   (17,158,166)    (5,137,877)

Common stock issued for:
      Compensation              173,817       1,738       470,517            -             -        472,255
      Services                   14,320         143        39,617            -             -         39,760
      Settlement                 41,300         413       164,787            -             -        165,200
      Debt refinancing            4,500          45        15,705            -             -         15,750
      Equity investment          42,857         429       149,571            -             -        150,000

Net loss                              -           -             -            -    (3,408,037)    (3,408,037)
                            -----------  ----------   -----------   ----------  ------------    -----------

Balance, June 30, 2005        5,651,118  $   70,904   $12,806,743   $        -  $(20,566,203)   $(7,702,949)
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


On June 13, 2001, Park City Group, Inc. (formerly known as Fields Technologies, Inc.(FTI) and prior to that AmeriNet Group.com, Inc.) issued 2,192,472 shares of common stock in exchange for 98.76% of the issued and outstanding shares of PCG. For accounting purposes the business combination is treated as a reverse acquisition or a recapitalization of PCG, with PCG being treated as the accounting acquirer. On August 7, 2002 Fields Technologies, Inc., changed its name to Park City Group, Inc., and reincorporated in Nevada. Throughout these financial statements when the terms "Company" or "Park City Group" are used it is referring to the current Nevada successor Park City Group, Inc.


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

Earnings Per Share
------------------

The computation of basic (loss) earnings per common share is based on the weighted average number of shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 52,638,012 shares of common stock at prices ranging from $1.50 to $7.00 per share were outstanding at June 30, 2005, but were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.


The shares used in the computation of the Company's basic and diluted earnings per common share are reconciled as follows:


                                                  June 30, 2005   June 30, 2004
                                                  -------------   -------------
Weighted average                                     5,489,000       4,711,000
Dilutive effect of options and warrants                      -               -
                                                   -----------     -----------
Weighted average shares outstanding
  assuming dilution                                  5,489,000       4,711,000
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


Had compensation expense for the Company's option plan been determined based on fair value at the grant dates, as prescribed in SFAS No. 123 as amended by SFAS No. 148, the Company's net loss would have been as follows:


                                                      Year Ended    Year Ended
                                                        June 30,      June 30,
                                                            2005          2004
                                                     -----------     ---------
Net loss
         As reported                                 $(3,408,037)    $(672,243)
         Pro forma                                    (4,038,715)     (724,743)

Loss per common share-basic and diluted-as reported  $     (0.62)    $   (0.14)

Loss per common share-basic and diluted-pro forma    $     (0.74)    $   (0.15)



The weighted-average grant-date fair value of options granted during year ended June 30, 2005 was $3.00 per share. The fair value for the options granted in 2005 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate             1.63% - 3.73%
Expected life (in years)                2 - 10
Expected volatility                    404.47%
Expected dividend yield                 0.00%

The following table summarizes information about fixed stock options and warrants outstanding at June 30, 2005:

                                  Options and Warrants Outstanding                      Options and Warrants
                                          at June 30, 2005                          Exercisable at June 30, 2005
                                          ----------------                          ----------------------------
                                                   Weighted
                                                    average           Weighted                               Weighted
                                 Number           remaining            average              Number            average
            Range of     Outstanding at         contractual           exercise      Exercisable at           exercise
     exercise prices      June 30, 2005         life(years)              price       June 30, 2005              price
     ---------------      -------------         -----------              -----       -------------              -----
       $1.50 - $2.50            739,911                2.62             $ 1.99             735,936             $ 1.98
       $3.50 - $4.00            302,849                2.67               3.52             302,849               3.52
               $7.00             10,000                1.36               7.00              10,000               7.00
                             ----------                                                 ----------
                              1,052,760                2.62               2.48           1,048,785               2.48
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

Non-Cash Transactions Disclosure
--------------------------------

In connection with the note payable funding from Whale Investment, Ltd. issued in December 2002, the Company incurred a finders fee which was paid with 76,190 shares of common stock and a warrant to purchase 142,857 shares of common stock. The shares of common stock have a fair value of $152,381 which was recorded as a prepaid expense and is being amortized into expense over the term of the note payable, as extended. The fair value of the warrants of $179,711 was recorded as a discount on the note payable and is being amortized into interest expense over the term of the note payable, as extended. During June 2004, the Company issued 20,000 shares of common stock valued at $80,000 and paid $40,000 to extend this note payable to December 2005, and the $120,000 in total extension fee was recorded as a debt discount, none of which was amortized as of June 30, 2004. Of this new discount of $120,000, as well as the remaining $44,928 of the warrant discount $109,952 was amortized into interest expense during 2005. The remaining finder's fee was also amortized into expense during 2005 in the amount of $29,952. (see note 16).

During 2003, an additional 17,143 shares of common stock were issued in connection with the $345,000 note payable funding from Riverview obtained as a condition of the Whale Investment, Ltd. funding. The 17,143 shares of common stock have a fair value of $17,143 which was recorded as a discount on the advances and is being amortized into interest expense over the term of the advances. For the periods ended June 30, 2005 and 2004, the Company amortized $8,571 and $4,286 of the common shares discount into interest expense, respectively. In December 2004, the Company paid $9,000 and issued 4,500 shares of common stock for extension of the note payable to December 2005. The 4,500 shares have a fair value of $15,750, and the total amount of $24,750 was recorded as a discount and will be amortized over the remaining life of the note as extended. $12,375 of the new discount was amortized to interest expense in 2005.

The Company issued 140,000 shares of common stock to Riverview in exchange for extending the associated related party note payable to January 2, 2004. The fair value of the shares of common stock of $350,000 was recorded as a discount to the related party note payable. As of June 30, 2003, $218,750 of the discount had been amortized into interest expense, and the remaining $131,250 was amortized into interest expense in 2004. In April 2004, $1,100,000 of accrued interest on the Riverview note payable was converted into 314,286 shares of common stock. In June 2004, the Company issued 49,680 shares of common stock valued at $173,885 to extend the Riverview note payable to July 2007. The $173,885 was recorded as a debt discount, and amortized over the remaining life of the note. $50,893 of this discount was amortized to interest expense in 2005.

During the years ended June 30, 2005 and 2004, the Company issued 173,817 and 111,073 shares of common stock, respectively, as payment for compensation to employees, management, and directors in lieu of cash of $296,945 and $472,255, respectively.


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

14. Stock Compensation Plans
----------------------------


Stock in Lieu of Cash Compensation. Beginning October 1, 2002, officers and management of the Company received a portion of their compensation in common stock of the Company. The number of shares was calculated based on the fair value of the shares at the end of each payroll period, with a floor price of $2.50 per share. During the year ended June 30, 2005, 64,209 shares were issued with a fair value of $169,842.

Beginning October 1, 2003, employees received 10% of their compensation in common stock of the Company. The 10% was deferred from employees salary and paid quarterly in stock based on the after tax portion of the deferred compensation. The plan was suspended in September 2004 and then reinstated for the period March through May 2005. During the year ended June 30, 2005, 58,448 shares were issued with a fair value of $121,581.


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


As of June 30, 2005 there were outstanding to directors fully vested options outstanding to purchase 55,000 common shares at $2.00 - $7.00 per share, and expiring at various dates through December 2007.

In December 2001, the Board of Directors approved a plan to incentivize members of the Board of Directors, including those employed by the Company, to purchase shares of stock of the Company. Therefore, for any common stock purchased at fair market value by a member of the Board of Directors, the Company matches with an option to purchase additional shares equivalent to those purchased, at the same price of the original purchased shares and expiring two years from the date of grant. Under this plan the Company has issued options to purchase 113,333 shares of common stock at prices of $5.50 - $12.00, all of which were exercised or expired as of March 2004.

Officers, Key Employees, Consultants and Directors Stock Compensation In January 2000, the Company entered into a non-qualified stock option & stock incentive plan. Officers, key employees, consultants and directors of the Company are eligible to participate. The maximum aggregate number of shares which may be granted under this plan was originally 20,000 and was subsequently amended to 40,000 on March 8, 2000. The plan is administered by a Committee. The exercise price for each share of common stock purchasable under any incentive stock option granted under this plan shall be not less than 100% of the fair market value of the common stock, as determined by the stock exchange on which the common stock trades on the date of grant. If the incentive stock option is granted to a shareholder who possesses more than 10% of the Company's voting power, then the exercise price shall be not less than 110% of the fair market value on the date of grant. Each option shall be exercisable in whole or in installments as determined by the Committee at the time of the grant of such options. All incentive stock options expire after 10 years. If the incentive stock option is held by a shareholder who possesses more than 10% of the Company's voting power, then the incentive stock option expires after five years. If the option holder is terminated, then the incentive stock options granted to such holder expire no later than three months after the date of termination. For options holders granted incentive stock options exercisable for the first time during any fiscal year and in excess of $100,000 (determined by the fair market value of the shares of common stock as of the grant date), the excess shares of common stock shall not be deemed to be purchased pursuant to incentive stock options.


                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

A schedule of the options and warrants at June 30, 2005 is as follows:

                                    Number of                          Price
                                     Options        Warrants        per Share
                                     -------        --------        ---------

Outstanding at     July 1, 2003        369,167      1,255,891       $2.00-72.00
                        Granted         44,460              -       $1.50-2.50
                      Exercised       (113,333)       (46,000)           $2.00
                     Reclassify       (233,333)       233,333            $3.50
                         Called              -              -                -
                      Cancelled              -              -                -
                        Expired           (780)        (6,000)      $2.50-72.00
                                   -----------    -----------       ----------

Outstanding at    June 30, 2004         66,181      1,437,224       $1.50-37.50
                        Granted         85,980        128,571       $1.50-3.50
                      Exercised              -              -                -
                         Called              -              -                -
                      Cancelled        (21,020)       (10,500)      $1.50-4.00
                        Expired        (22,210)      (611,465)           $2.50
                                   -----------    -----------       ----------

Outstanding at    June 30, 2005        108,931        943,830       $1.50-7.00
                                   ===========    ===========       ==========



15. Related Party Transactions
------------------------------

The Company has a note payable to Riverview Financial Corporation (Riverview), in the principal amount of $3,296,403 at June 30, 2005 with accrued interest of $841,995. The chief executive of Riverview is also the chief executive of the Company. In August 2002 the interest rate was increased from 10% to 12% and from simple to compounded interest. Riverview was issued 140,000 shares of common stock in November 2002 in consideration for an extension of the due date to January 2004. In April 2004, $1,100,000 of accrued interest on the Riverview note payable was converted into 314,286 shares of common stock. In June 2004, the Company issued 49,680 shares of common stock valued at $173,885 to extend the Riverview note payable to July 2007.

Riverview has loaned the Company $345,000 under a note payable bearing interest at 18%. Payments are made monthly for interest only, with the principal due in December 2004. Riverview was issued 17,143 shares of common stock as an inducement to make the loan. In December 2004 Riverview was paid $9,000 and issued 4,500 shares to extend the note to December 2005.


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


In September of 2005 the Company authorized to pay Senior Management 3 options for every share purchased at $3.50 for one year. Starting October of 2006 Senior Management will get 2 options for every share purchased from the Company at market price or $3.50 which ever is higher.



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

18. Explanation of Restatement

In connection with the filing of an amendment to the Company's June 30, 2005 Form 10KSB/A and an amended SB-2 registration statement, the financial statements and references thereto have been amended and updated to reflect the effect of a 1:50 reverse stock split effective August 11, 2006 pursuant to SAB Topic 4:C. At the time of the reverse split, the Articles of Incorporation were amended to reflect authorized common shares from 500,000,000 to 50,000,000. These changes had the following effect on the consolidated financial statements:

Effects on the Consolidated Balance Sheet

                                                         As Reported         Restatements         As Restated
Stockholders' deficit:

Preferred stock, $.01 par value, 30,000,000
shares authorized no shares issued,                               -                    -                   -

Common stock, $.01 par value, 50,000,000 shares,
authorized, 5,651,118 issued and outstanding         $    2,825,561      $    (2,769,050)    $        56,511

Additional paid-in-capital                               10,037,693            2,769,050          12,806,743

Accumulated deficit
                                                        (20,566,203)                   -         (20,566,203)
                                                    ---------------- -------------------- ------------------

           Total stockholders' deficit               $   (7,702,949)     $             -     $    (7,702,949)
                                                    ================ ==================== ==================


Effects on the Consolidated Statement of Operations for the Years Ended June 30, 2005 and 2004


                                2005                         2005           2004                         2004
                            As Reported   Restatements   As Restated   As Reported    Restatements    As Restated
         Net loss            $(3,408,037)             -   $(3,408,037)    $(675,243)             -    $(675,243)
                             ===========    ===========   ===========   ===========    ===========   ==========

Weighted average shares      274,430,000   (268,941,000)    5,489,000   235,563,000   (230,852,000)   4,711,000
                             ===========    ===========   ===========   ===========    ===========   ==========

Basic loss per share              $(0.01)        $(0.61)       $(0.62)       $(0.00)        $(0.14)      $(0.14)
                             ===========    ===========   ===========   ===========    ===========   ==========

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)