Form 10QSB/A
period 2005-09-30
PARK CITY GROUP INC
filed 2006-09-14
CIK 50471

FORM 10-QSB/A


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
[X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class Outstanding as of                    November 10, 2005


          Common Stock, $.01 par value                     5,665,079
                                                      2,369 shareholders

Note 8 - Explanation of Restatement

This Form 10-QSB/A is being filed to amend and restate the Park City Group, Inc. (the "Company") Quarterly Report on Form 10-QSB for the Three Months Ended, September 30, 2005. The restatement arose out of, and in conjunction with, a letter of comment dated September 1, 2006 received from the staff of the Securities and Exchange Commission as a result of the Company's submission and filing of Form SB-2 Registration Statement. The financial statements and references thereto have been amended and updated to reflect the effect of the 1:50 reverse stock split effective August 11, 2006 pursuant to SAB Topic 4:C. At the time of the reverse split, the Articles of Incorporation were amended to reflect authorized common shares from 500,000,000 to 50,000,000.

Generally, no attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB except as required to meet the staff's comments. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB or modify or update those disclosures. Information not affected by the amendment is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-QSB with the Securities and Exchange Commission on November 10, 2005. The following items have been amended as of result of the restatement:

                        Quarterly Report on Form 10-QSB/A
                               September 30, 2005

                        Table of Contents - (Amendments)


Item 1 and 2        Reverse Stock Split 1:50 Effects
                      to Financials                                  Page 1-9
Item 2              Forward Looking Statements / Safe Harbor         Page 9
Signature Pages     Principal Executive and Principal
                      Financial Officer                              Page 12
Item 3              Controls and Procedures                          Page 10


                              PARK CITY GROUP, INC.
              Table of Contents to Quarterly Report on Form 10-QSB


                         PART I - FINANCIAL INFORMATION

Item 1         Financial Statements

         Consolidated Condensed Balance Sheet as of September 30, 2005
           (Un-audited)                                                       3

         Consolidated Condensed Statements of Operations for the
           Quarters Ended September 30, 2005 and 2004 (Un-audited)            4

         Consolidated Condensed Statements of Cash Flows for the
           Quarters Ended September 30, 2005 and 2004 (Un-audited)            5

         Notes to Consolidated Condensed Financial Statements                 6

Item 2 Management's Discussion and Analysis or Plan of Operation             10

Item 3 Controls and Procedures                                               11

                           PART II - OTHER INFORMATION

Item 1  Legal Proceedings                                                    12

Item 2  Changes in Securities                                                12

Item 5  Other Information                                                    12

Item 6  Exhibits                                                             12

         Exhibit 31 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


         Exhibit 32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                 (Balance of the page intentionally left blank)

                                              PARK CITY GROUP, INC.
                                Consolidated Condensed Balance Sheet (Unaudited)
                                               September 30, 2005
                                                    (Restated)


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
                                                                                                      ----------------

Commitments and contingencies

Stockholders' deficit:
     Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued
       - Common stock , $0.01 par value, 50,000,000 shares authorized;
       5,656,927 issued and outstanding                                                                        56,569
     Additional paid-in capital                                                                            12,828,185

     Accumulated deficit                                                                                  (18,401,388)
                                                                                                      ----------------

                    Total Stockholders' deficit                                                            (5,516,634)
                                                                                                      ----------------

                                                                                                      $     1,228,805
                                                                                                      ================
See accompanying notes to consolidated condensed financial statements.

                                                       3

                                              PARK CITY GROUP, INC.
                           Consolidated Condensed Statements of Operations (Unaudited)
                             For the Three Months Ended September 30, 2005 and 2004


                                                                                  September 30,     September 30,
                                                                                      2005              2004
                                                                                  -------------    -------------
                                                                                    (Restated)       (Restated)
Revenues:
         Software licenses                                                        $  2,630,453     $    162,163
         Maintenance and support                                                       608,446          623,492
         ASP                                                                            48,900           11,600
         Consulting and other                                                          411,066          192,420
                                                                                  -------------    -------------

                  Total revenues                                                     3,698,865          989,675

Cost of revenues                                                                       404,651          300,154
                                                                                  -------------    -------------

                  Gross margin                                                       3,294,214          689,521

Operating expenses:
         Research and development                                                      235,909          256,081
         Sales and marketing                                                           283,200          293,394
         General and administrative                                                    313,155          310,109
                                                                                  -------------    -------------

                  Total operating expenses                                             832,264          859,584
                                                                                  -------------    -------------

                  Income (loss) from operations                                      2,461,950         (170,063)

Interest expense                                                                      (297,135)        (274,558)
                                                                                  -------------    -------------


                  Income (loss) before income taxes                                  2,164,815         (444,621)

Income tax (expense) benefit                                                                 -                -
                                                                                  -------------    -------------

                  Net Income (loss)                                               $  2,164,815     $  (444,621)
                                                                                  =============    =============



Weighted average shares, basic                                                       5,657,000        5,382,000
                                                                                  =============    =============
Weighted average shares, diluted                                                     5,680,000        5,382,000
                                                                                  =============    =============
Basic earnings (loss) per share                                                   $       0.38     $      (0.08)
                                                                                  =============    =============
Diluted Earnings (loss) per share                                                 $       0.38     $      (0.08)
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

                                                                                     Quarters ended
                                                                       September 30, 2005      September 30, 2004
                                                                       ------------------      ------------------
Net income (loss) available to common shareholders, as reported             $ 2,164,815            $ (444,621)

Add: Stock-based employee compensation expense included in
  reported net income (loss), net of related tax effects                             --                    --

Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                                    (14,325)              (14,325)
                                                                         -----------------     -----------------


Net income (loss) - pro forma                                               $ 2,150,490            $ (458,946)
                                                                         =================     =================
Income (loss) per share:
  Basic - as reported                                                       $      0.38            $    (0.08)
                                                                         =================     =================
  Diluted - as reported                                                     $      0.38            $    (0.08)
                                                                         =================     =================
  Basic - pro forma                                                         $      0.38            $    (0.09)
                                                                         =================     =================
  Diluted - pro forma                                                       $      0.38            $    (0.09)
                                                                         =================     =================

Park City Group has an employment agreement with its Vice President of Professional Services, dated effective April 11, 2005. One provision of this agreement provides for a stock bonus of 40,000 shares payable in 10,000 share increments on his next 4 anniversary dates, provided continued employment.


Note 4 - Outstanding Stock Options

The following tables summarize information about fixed stock options and warrants outstanding and exercisable at September 30, 2005:

                                                        Number of
                                                         Options      Warrants    Price per Share
                                                        ---------     --------    ---------------
 Outstanding and exercisable at        June 30, 2005      180,930       943,830      $1.50-7.00
                                             Granted            -             -               -
                                           Exercised            -             -               -
                                              Called            -             -               -
                                           Cancelled            -             -               -
                                             Expired       (4,300)            -      $1.50-2.50
                                                        ---------    ----------      ----------
 Outstanding and exercisable at   September 30, 2005      104,630       943,830      $1.50-7.00
                                                        =========    ==========      ==========


                Options and Warrants Outstanding and Exercisable
                              at September 30, 2005


                                                  Weighted
                                                   average          Weighted
                                  Number         remaining           average
            Range of      Outstanding at       contractual          exercise
     exercise prices  September 30, 2005       life(years)            price
     ---------------       -------------       -----------            -----
       $1.50 - $2.50             735,611              2.34            $ 1.99
       $3.50 - $4.00             302,849              2.42              3.52
               $7.00              10,000              1.11              7.00
                              ----------              ----            ------
                               1,048,460              2.35            $ 2.48
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


Options and warrants to purchase 321,059 and 1,657,017 shares of common stock as of September 30, 2005 and 2004 , respectively, were not included in the computation of Diluted EPS due either to the dilutive effect from a net loss or a strike price in excess of market price. Using the treasury stock method 22,765 shares were assumed repurchased and added to shares outstanding for the computation of Diluted EPS for the 3 months ended September 30, 2005.


                   (Balance of page intentionally left blank)

8. Explanation of Restatement

In connection with the filing of an amendment to the Company's June 30, 2005 Form 10KSB/A, September 30, 2005 Form 10QSB and an amended SB-2 registration statement, the financial statements and references thereto have been amended and updated to reflect the effect of a 1:50 reverse stock split effective August 11, 2006 pursuant to SAB Topic 4:C. At the time of the reverse split, the Articles of Incorporation were amended to reflect authorized common shares from 500,000,000 to 50,000,000. These changes had the following effect on the consolidated financial statements:

Effects on the Consolidated Balance Sheet

                                                         As Reported          Restatements        As Restated
Stockholders' deficit:

Preferred stock, $.01 par value, 30,000,000
shares authorized no shares issued,                               -                    -                   -

Common stock, $.01 par value, 50,000,000 shares,
authorized, 5,656,927 issued and outstanding         $    2,828,463      $    (2,771,894)   $         56,569

Additional paid-in-capital                               10,056,291            2,771,894          12,828,185

Accumulated deficit
                                                        (18,401,388)                   -         (18,401,388)
                                                    ---------------- -------------------- ------------------

            Total stockholders' deficit              $   (5,516,634)     $             -    $     (5,516,634)
                                                    ================ ==================== ==================


Effects on the Consolidated Statement of Operations

                             2005                          2005          2004                        2004
                          As Reported   Restatements   As Restated   As Reported   Restatements   As Restated

         Net loss          $2,164,815              -    $2,164,815     $(444,621)             -    $(444,621)
                          ===========    ===========    ==========   ===========    ===========   ==========
Weighted average
shares, basic             282,850,000   (277,193,000)    5,657,000   269,105,000   (263,723,000)   5,382,000
                          ===========    ===========    ==========   ===========    ===========   ==========
Weighted average
shares, diluted           283,989,000   (278,309,000)    5,680,000   269,105,000   (263,723,000)   5,382,000
                          ===========    ===========    ==========   ===========    ===========   ==========

Basic earnings (loss)
per share                       $0.01          $0.37         $0.38        $(0.00)        $(0.08)      $(0.08)
                          ===========    ===========    ==========   ===========    ===========   ==========

Diluted earnings
(loss) per share                $0.01          $0.37         $0.38        $(0.00)        $(0.08)      $(0.08)
                          ===========    ===========    ==========   ===========    ===========   ==========

                                       9

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Form 10-KSB for the year ended June 30, 2005 incorporated herein by reference.

Forward-Looking Statements


This quarterly report on Form 10-QSB/A contains forward looking statements. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our Form 10-KSB/A annual report at June 30, 2005, incorporated herein by reference. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.


Three Months Ended September 30, 2005 and 2004

Total revenues were $3,698,865 and $989,675 for the quarters ended September 30, 2005 and 2004, respectively, a 274% increase. Software license revenues were $2,630,453 and $162,163 for the quarters ended September 30, 2005 and 2004, respectively, a 1522% increase. This increase is primarily attributable to software license sales to one customer, Cannon Equipment, during the quarter ended September 30, 2005. Details of this software license sales transaction are incorporated herein by reference to form 8K filed on August 11, 2005. License sales in 2004 were attributed to two new and one existing customer. Maintenance and support revenues were $608,446 and $623,492 for the quarters ended September 30, 2005 and 2004, respectively, a 2% decrease. This decrease is primarily attributable to a two existing Action Manager customers reducing their maintenance fees due to store closures. Software Maintenance and support for Fresh Market Manager software increased by $51,083 during the quarter ending September 30, 2005 over the same period in 2004. This was primarily due to the Cannon Solutions Contract. The company has decided to report their ASP, (their hosted solution), sales separately starting in Fiscal Year ending June 30, 2006 instead of previously including these amounts in maintenance and support revenues. ASP revenues were $48,900 and $11,600 respectively for the quarters ending September 30, 2005 and 2004, respectively, an increase of 322%. This increase was the result of our success in the Perishable Manufacturing Channel where we have signed 4 new contracts in the last 6 months. Consulting and other revenue was $411,066 and $192,420 for the quarters ended September 30, 2005 and 2004, respectively, a 114% increase. This increase is spread evenly between increased Action Manager and FMM implementation services and income from the Cannon Equipment agreements.

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

The company had net income of $2,164,815 versus a net loss of $444,621 for the quarters ending September 30, 2005 and 2004 respectively. The company was able to pay off the Triplenet Incorporated debt of $2,030,000 and reduce its accounts payables from $628,398 as of June 30, 2005 to $173,914 during the quarter ended September 30, 2005. The Company had interest expense of $297,135 and $274,558 for the quarters ending September 30, 2005 and 2004 respectively, an increase of 8%. This increase occurred because the prepayment of the Triplenet Incorporated debt during the quarter ended September 30, 2005. To date, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from the CEO and majority shareholder, and private placements of equity securities. The Company may be unable to raise additional equity capital until it achieves profitable operations and refinances its debt. The Company anticipates that it will meet its working capital requirements primarily through increased revenue, while controlling and reducing costs and expenses. However, no assurances can be given that the Company will be able to meet its working capital requirements.

Item 3 - Controls and Procedures

         (a)      Evaluation of disclosure controls and procedures.

                  The Company maintains disclosure controls and procedure that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15(e) of the Exchange Act. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

                  While the Company believes that the disclosure controls currently in place are adequate to prevent material misstatements, the Company has found significant internal control deficiencies in its accounting for pre-1999, fully aged, and fully depreciated property, plant and equipment that they will work to rectify in the coming year in preparation for section 404 of the Sarbanes Oxley Act of 2002. As previously stated in form 10-KSB/A for the Fiscal Year Ended, dateYear2005Day30Month6June 30, 2005, the nature of the deficiency is a result of disparities in the physical identification of Pre-1999, PPE and their retention in the fixed asset system. As such, the Company is reconciling those items on hand and still in use, and will need to properly account for the disposal of the fully depreciated assets that are no longer employed in the normal course and scope of the Company's operation. The Company maintains that there is no material weakness or misstatement and expects to fully reconcile the disparities by year's end while investigating and employing a more official asset tracking software and barcode system.

         (b)      Changes in internal controls.

                  The Company's Chief Executive Officer and Chief Financial Officer have determined that there have been no changes in the Company's internal control over financial reporting during the period covered by this report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, Company's internal control over financial reporting.


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


Date:  September 13, 2006                     PARK CITY GROUP, INC

                                             By /s/  Randall K. Fields
                                             -----------------------------------
                                             Randall K. Fields, Principal
                                             Executive Officer & CEO Chairman of
                                             the Board and Director

Date:  September 13, 2006                    By /s/ William Dunlavy
                                             -----------------------------------
                                             William Dunlavy
                                             Chief Financial Officer and
                                             Secretary (Principal Financial
                                             Officer)



                 (Balance of the page intentionally left blank)