Form 10QSB/A
period 2005-12-31
PARK CITY GROUP INC
filed 2006-09-14
CIK 50471

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                                  Outstanding as of
                 Class                             February 6, 2006
                 -----                             ----------------
     Common Stock, $.01 par value                     5,690,007
                                                  2,368 shareholders

Explanatory Note

This Form 10-QSB/A is being filed to amend and restate the Park City Group, Inc. (the "Company") Quarterly Report on Form 10-QSB for the Three Months Ended, December 31, 2005. The restatement arose out of, and in conjunction with, a letter of comment dated September 1, 2006 received from the staff of the Securities and Exchange Commission as a result of the Company's submission and filing of Form SB-2 Registration Statement. The financial statements and references thereto have been amended and updated to reflect the effect of the 1:50 reverse stock split effective August 11, 2006 pursuant to SAB Topic 4:C. At the time of the reverse split, the Articles of Incorporation were amended to reflect authorized common shares from 500,000,000 to 50,000,000.

Generally, no attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB except as required to meet the staff's comments. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB or modify or update those disclosures. Information not affected by the amendment is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-QSB with the Securities and Exchange Commission on February 6, 2006. The following items have been amended as of result of the restatement:

                        Quarterly Report on Form 10-QSB/A
                                December 31, 2005

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

         Exhibit 31 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


         Exhibit 32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                 (Balance of the page intentionally left blank)

                                              PARK CITY GROUP, INC.
                                      Consolidated Condensed Balance Sheets


 Assets                                                                   December 31, 2005   June 30, 2005
                                                                          -----------------   -------------
                                                                              (Unaudited)       (Restated)
                                                                               (Restated)
 Current Assets:
      Cash                                                                   $    122,825     $    209,670
      Receivables, net of allowance $49,554 and $56,000 at
        December 31, 2005 and June 30, 2005, respectively                         738,056          356,339
      Prepaid expenses and other current assets                                   129,367           37,060
                                                                             ------------     ------------

            Total current assets                                                  990,248          603,069
                                                                             ------------     ------------

      Property and equipment, net of accumulated depreciation of
        $1,627,701 and $1,592,079 at December 31, 2005 and June 30, 2006,
        respectively                                                              105,070          109,512
                                                                             ------------     ------------

 Other assets:
      Deposits and other assets                                                    27,826           25,000

      Capitalized software costs, net of accumulated amortization of
        $864,106 and $731,167 at December 31, 2005 and June 30, 2005,
        respectively                                                              199,409          332,349
                                                                             ------------     ------------

            Total other assets                                                    227,235          357,349
                                                                             ------------     ------------
 Total assets                                                                $  1,322,553     $  1,069,930
                                                                             ============     ============

 Liabilities and Stockholders' Deficit

 Current liabilities:
      Accounts payable                                                       $    293,302     $    628,398
      Accrued liabilities                                                         373,230          316,706
      Deferred revenue                                                          1,151,054          883,425
      Current portion of capital lease obligations                                 20,203           23,159
      Notes payable, net of discounts of $54,976 at June 30, 2005                       -        1,945,024
      Related party accrued interest                                            1,162,180          848,258

      Related party notes payable, net of discounts of $24,750 and
        $12,375 at December 31, 2005 and June 30, 2005, respectively              320,250          332,625

      Related party lines of credit                                               606,187          619,743
                                                                             ------------     ------------
      Total current liabilities                                                 3,926,406        5,597,338
                                                                             ------------     ------------

 Long-term liabilities

      Long-term related party notes payable, net of discounts of
        $97,545 and $122,992 at December 31, 2005 and June 30, 2005,
        respectively                                                            3,198,861        3,173,414
      Capital lease obligations, less current portion                              16,167            2,127
                                                                             ------------     ------------
 Total long-term liabilites                                                     3,215,028        3,175,541
                                                                             ------------     ------------

 Total liabilities                                                              7,141,434        8,772,879
                                                                             ------------     ------------

 Commitments and contingencies

 Stockholders' deficit:


      Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued
      Common stock, $0.01 par value, 50,000,000 shares authorized;
        5,690,007 and 5,651,118 issued and outstanding at
        December 31, 2005 and June 30, 2005, respectively                          56,900           56,511
      Additional paid-in capital                                               12,880,370       12,806,743
      Accumulated deficit                                                     (18,756,151)     (20,566,203)
                                                                             ------------     ------------
 Total stockholders' deficit                                                   (5,818,881)      (7,702,949)
                                                                             ------------     ------------


 Total liabilities and stockholders' deficit                                 $  1,322,553     $  1,069,930
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

                                                       3

                                                      PARK CITY GROUP, INC.
                                   Consolidated Condensed Statements of Operations (Unaudited)
                                  For the Three and Six Months Ended December 31, 2005 and 2004


                                                       Three Months Ended                    Six Months Ended
                                                          December 31,                         December 31,
                                                     2005               2004              2005               2004
                                                -------------      -------------     -------------      -------------
                                                  (Restated)         (Restated)        (Restated)         (Restated)
Revenues:
Software licenses                               $     230,574      $     141,692     $   2,861,027      $     303,855
Maintenance and support                               606,311            658,589         1,214,757          1,293,683
ASP                                                    50,250             20,550            99,150             32,150
Consulting and other                                  226,521            120,231           637,587            301,051
                                                -------------      -------------     -------------      -------------
                                                    1,113,656            941,062         4,812,521          1,930,739

Cost of revenues                                      417,421            351,771           822,072            651,925
                                                -------------      -------------     -------------      -------------

         Gross margin                                 696,235            589,291         3,990,449          1,278,814
                                                -------------      -------------     -------------      -------------

Operating expenses:
Research and development                              223,687            250,769           459,596            506,850
Sales and marketing                                   310,433            382,329           593,633            675,723
General and administrative                            316,438            668,821           629,593            978,930
                                                -------------      -------------     -------------      -------------
         Total operating expenses                     850,558          1,301,919         1,682,822          2,161,503
                                                -------------      -------------     -------------      -------------

(Loss) income from operations                        (154,323)          (712,628)        2,307,627           (882,689)

Other income (expense):
Interest expense                                     (200,440)          (287,974)         (497,575)          (562,532)
                                                -------------      -------------     -------------      -------------

(Loss) income before income taxes                    (354,763)        (1,000,602)        1,810,052         (1,445,221)

(Provision) benefit for income taxes                        -                  -                 -                  -
                                                -------------      -------------     -------------      -------------

         Net (loss) income                      $    (354,763)     $  (1,000,602)    $   1,810,052      $  (1,445,221)
                                                =============      =============     =============      =============


Weighted average shares, basic                      5,670,000          5,450,000         5,664,000          5,419,000
                                                =============      =============     =============      =============
Weighted average shares, diluted                    5,670,000          5,450,000         5,868,000          5,419,000
                                                =============      =============     =============      =============
Basic (loss) income per share                   $       (0.06)     $       (0.18)    $        0.32      $       (0.27)
                                                =============      =============     =============      =============
Diluted (loss) income per share                 $       (0.06)     $       (0.18)    $        0.31      $       (0.27)
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

                                                                           Three                     Six
                                                                       Months Ended             Months Ended
                                                                       December 31,              December 31,
                                                                       ------------              ------------
                                                                    2005          2004         2005         2004
                                                                    ----          ----         ----         ----
Net Loss available to common shareholders, as reported          $(354,763)   $(1,000,602)   $1,810,052  $(1,445,221)

Add: Stock-based employee compensation expense included in
 reported net income, net of related tax effects                        -              -             -            -

Deduct: Total stock-based employee compensation expense
 determined  under the fair value based method for all awards,
 net of related tax effects.                                            -              -       (14,325)     (14,325)
                                                                ---------    -----------    ----------  -----------
Net (loss) income - pro forma                                   $(354,763)   $(1,000,602)   $1,795,727  $(1,459,546)
                                                                =========    ===========    ==========  ===========

Loss per share:
  Basic - as reported                                           $   (0.06)   $     (0.18)   $     0.32  $     (0.27)
  Diluted - as reported                                         $   (0.06)   $     (0.18)   $     0.31  $     (0.27)
                                                                =========    ===========    ==========  ===========
  Basic - pro forma                                             $   (0.06)   $     (0.18)   $     0.32  $     (0.27)
  Diluted - pro forma                                           $   (0.06)   $     (0.18)   $     0.31  $     (0.27)
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


Note 4 - Outstanding Stock Options

The following tables summarize information about fixed stock options and warrants outstanding and exercisable at December 31, 2005:

                                                                Number of
                                                                 Options       Warrants     Price per Share
                                                                 -------       --------     ---------------
 Outstanding and exercisable at          June 30, 2005            108,930        943,830       $1.50-7.00
                                               Granted                  -              -                -
                                             Exercised                  -              -                -
                                                Called                  -              -                -
                                             Cancelled                  -              -                -
                                               Expired             (4,300)      (142,857)      $1.50-3.50
                                                                ---------     ----------       ----------

 Outstanding and exercisable at      December 31, 2005            104,630        800,973       $1.50-7.00
                                                                =========     ==========       ==========


                Options and Warrants Outstanding and Exercisable
                              at December 31, 2005


                                              Weighted
                                              average       Weighted
                             Number           remaining      average
            Range of     Outstanding at    contractual      exercise
     exercise prices  December 31, 2005    life (years)       price
     ---------------  -----------------    -----------        -----
       $1.50 - $2.50            735,611           1.69       $ 1.99
       $3.50 - $4.00            159,992           4.01         3.55
               $7.00             10,000            .86         7.00
                             ----------           ----       ------
                                905,603           2.09       $ 2.32
                             ==========           ====       ======


Note 5 - Related Party Transactions

In December 2005, the note payable funding from Riverview extended for 12 months making the new maturity date December 24, 2006. The company issued 4,500 shares valued at $15,750 and $9,000 as consideration for the extension. This consideration was recorded as a debt discount and will be amortized to interest expense of the extended term of the note. See Note 6

In December 2005, the line of credit the company has with Riverview was cancelled and reissued in the amount of $800,000. The reissued line of credit carries an interest rate of 12% with a fee for draws on the line. All other terms remained the same.

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


For the three months ended December 31, 2005 and 2004 options and warrants to purchase 905,603 and 1,626,490 shares of common stock, respectively, were not included in the computation of diluted EPS due to the dilutive effect of a net loss in both periods.

For the six months ended December 31, 2005 and 2004 options and warrants to purchase 169,992 and 1,626,490 shares of common stock, respectively, were not included in the computation of diluted EPS due either to the dilutive effect from a net loss or a strike price in excess of market price. Using the treasury stock method 204,814 shares were assumed repurchased and added to shares outstanding for the computation of Diluted EPS for the six months ended December 31, 2005.


                   (Balance of page intentionally left blank)

9. Explanation of Restatement

In connection with the filing of an amendment to the Company's June 30, 2005 Form 10KSB/A, September 30, 2005 Form 10QSB, December 31, 2005 Form 10QSB and an amended SB-2 registration statement, the financial statements and references thereto have been amended and updated to reflect the effect of a 1:50 reverse stock split effective August 11, 2006 pursuant to SAB Topic 4:C. At the time of the reverse split, the Articles of Incorporation were amended to reflect authorized common shares from 500,000,000 to 50,000,000. These changes had the following effect on the consolidated financial statements:

Effects on the Consolidated Balance Sheet

                                        12/31/05                         12/31/05        6/30/05                       6/30/05
                                       As Reported     Restatements    As Restated    As Reported    Restatements    As Restated
Stockholders' deficit:

Preferred stock, $.01 par value,
30,000,000 shares authorized no
shares issued,                                    -              -             -               -               -              -

Common stock, $.01 par value,
50,000,000 shares, authorized,
5,690,007 and 5,651,118,
respectively issued and
outstanding                           $   2,841,046  $  (2,784,146) $     56,900   $   2,825,561   $  (2,769,050) $      56,511

Additional paid-in-capital               10,096,224      2,784,146    12,880,370      10,037,693       2,769,050     12,806,743

Accumulated deficit                     (18,756,151)             -   (18,756,151)    (20,566,203)              -    (20,566,203)
                                    --------------- -------------- -------------- --------------- --------------- -------------

     Total stockholders' deficit      $  (5,818,881) $           -  $ (5,818,881)  $  (7,702,949)  $           -  $  (7,702,949)
                                    =============== ============== ============== =============== =============== =============


Effects on the Consolidated Statement of Operations for the Three Months Ended December 31,


                              2005                         2005         2004                          2004
                          As Reported    Restatements   As Restated  As Reported    Restatements   As Restated
         Net loss
                            $(354,763)              -    $(354,763)  $(1,000,602)              -  $(1,000,602)
                          ===========     ===========   ==========   ===========     ===========  ===========
Weighted average
shares, basic             283,498,000    (277,828,000)   5,670,000   269,105,000    (263,655,000)   5,450,000
                          ===========     ===========   ==========   ===========     ===========  ===========
Weighted average
shares, diluted           283,498,000    (277,828,000)   5,670,000   269,105,000    (263,655,000)   5,450,000
                          ===========     ===========   ==========   ===========     ===========  ===========

Basic earnings (loss)
per share                      $(0.00)         $(0.06)      $(0.06)       $(0.00)         $(0.18)      $(0.18)
                          ===========     ===========   ==========   ===========     ===========  ===========

Diluted earnings
(loss) per share               $(0.00)         $(0.06)      $(0.06)       $(0.00)         $(0.18)      $(0.18)
                          ===========     ===========   ==========   ===========     ===========  ===========

Effects on the Consolidated Statement of Operations for the Six Months Ended December 31,

                              2005                         2005         2004                          2004
                          As Reported    Restatements   As Restated  As Reported    Restatements   As Restated
         Net loss
                           $1,810,052               -   $1,810,052   $(1,445,221)              -  $(1,445,221)
                          ===========     ===========    =========   ===========     ===========  ===========
Weighted average
shares, basic             283,176,000    (277,512,000)   5,664,000   270,931,000    (265,512,000)   5,419,000
                          ===========     ===========    =========   ===========     ===========  ===========

Weighted average
shares, diluted           293,417,000    (287,549,000)   5,868,000   270,931,000    (265,512,000)   5,419,000
                          ===========     ===========    =========   ===========     ===========  ===========

Basic earnings (loss)
per share                       $0.01           $0.31        $0.32        $(0.01)         $(0.26)      $(0.27)
                          ===========     ===========    =========   ===========     ===========  ===========

Diluted earnings
(loss) per share                $0.01           $0.30        $0.31        $(0.01)         $(0.26)      $(0.27)
                          ===========     ===========    =========   ===========     ===========  ===========

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

                  While the Company believes that the disclosure controls currently in place are adequate to prevent material misstatements, the Company has found significant internal control deficiencies in its accounting for pre-1999, fully aged, and fully depreciated property, plant and equipment that they will work to rectify in the coming year in preparation for section 404 of the Sarbanes Oxley Act of 2002. As previously stated in form 10-KSB/A for the Fiscal Year Ended, dateYear2005Day30Month6June 30, 2005 and prior periodic filings, the nature of the deficiency is a result of disparities in the physical identification of fully depreciated Pre-1999, PPE and their retention in the fixed asset system. The Company is in the process of reconciling on-hand physical assets (computer & office equipment) still in use and those necessary to be disposed of within the fixed asset system. The Company has identified and purchased Sage FAS 50 Fixed Asset Software and is in the process to update its input into the new software in order to clarify the amount of fully depreciated assets to be disposed of in reconciliation to those physically on hand and still used in operations. The Company maintains that there is no material weakness or misstatement and expects to fully reconcile the disparities by year's end.

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

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None


Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds


         o In July 2005, 3,115 shares of common stock were issued per anti-dilution agreement with the CEO.
         o In August 2005, 2,688 shares of common stock were issued to an employee in lieu of cash compensation.
         o In November 2005, 14,667 shares of common stock were issued to management in lieu of cash compensation.
         o In November 2005, 10,500 shares of common stock were issued to board member is lieu of cash compensation.



Item 3 - Defaults upon Senior Securities

         None


Item 4 - Submission of Matters to a Vote of Security Holders

         None


Item 5 - Other Information

         None


Item 6 - Exhibits


         Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

         Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.


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

                                              PARK CITY GROUP, INC.




Date: September 13, 2006                      By /s/  Randall K. Fields
                                              ---------------------------
                                              Principal Executive Officer & CEO
                                              Chairman of the Board and Director



Date: September 13, 2006                      By /s/ William Dunlavy
                                              ---------------------------
                                              William Dunlavy
                                              Chief Financial Officer and
                                              Secretary (Principal
                                              Financial Officer)



                 (Balance of the page intentionally left blank)