Form 10QSB/A
period 2006-03-31
PARK CITY GROUP INC
filed 2006-09-14
CIK 50471

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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                        Outstanding as of
                     Class                                 May 15, 2006
         ----------------------------                -----------------------
         Common Stock, $.01 par value                       7,106,010
                                                        2,425 shareholders

Explanatory Note

This Form 10-QSB/A is being filed to amend and restate the Park City Group, Inc. (the "Company") Quarterly Report on Form 10-QSB for the Three Months Ended, March 31, 2006. The restatement arose out of, and in conjunction with, a letter of comment dated September 1, 2006 received from the staff of the Securities and Exchange Commission as a result of the Company's submission and filing of Form SB-2 Registration Statement. The financial statements and references thereto have been amended and updated to reflect the effect of the 1:50 reverse stock split effective August 11, 2006 pursuant to SAB Topic 4:C. At the time of the reverse split, the Articles of Incorporation were amended to reflect authorized common shares from 500,000,000 to 50,000,000.


Generally, no attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB except as required to meet the staff's comments. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB or modify or update those disclosures. Information not affected by the amendment is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-QSB with the Securities and Exchange Commission on May 15, 2006. The following items have been amended as of result of the restatement:

                        Quarterly Report on Form 10-QSB/A
                                 March 31, 2006

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




                              PARK CITY GROUP, INC.
              Table of Contents to Quarterly Report on Form 10-QSB


                         PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Condensed Balance Sheets as of March 31,
           2006 (Unaudited) and June 30, 2005                                3

         Consolidated Condensed Statements of Operations for the
           Quarters Ended March 31, 2006 and 2005 (Unaudited)                4

         Consolidated Condensed Statements of Cash Flows for the
           Quarters Ended March 31, 2006 and 2005 (Unaudited)                5

         Notes to Consolidated Condensed Financial Statements                6

Item 2   Management's Discussion and Analysis or Plan of Operation          11

Item 3   Controls and Procedures                                            16

                     PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                  17

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds        17

Item 3   Defaults Upon Senior Securities                                    17

Item 4   Submission of Matters to a Vote of Security Holders                17

Item 5   Other Information                                                  17

Item 6   Exhibits                                                           17


         Exhibit 31 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


         Exhibit 32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                              PARK CITY GROUP, INC.
                      Consolidated Condensed Balance Sheets
 Assets                                                                         March 31, 2006    June 30, 2005
                                                                                  (unaudited)
                                                                                ---------------  ---------------
                                                                                  (Restated)        (Restated)
 Current Assets:
     Cash                                                                        $      40,925    $     209,670
     Receivables, net of allowance $49,304 and $56,000 at March 31, 2006
       and June 30, 2005, respectively                                                 913,719          356,339
     Prepaid expenses and other current assets                                         102,595           37,060
                                                                                ---------------  ---------------

     Total current assets                                                            1,057,239          603,069
                                                                                ---------------  ---------------

 Property and equipment, net of accumulated depreciation of $1,647,823 and
   $1,592,079 at March 31, 2006 and June 30, 2005, respectively                         98,918          109,512
                                                                                ---------------  ---------------

 Other assets:
   Deposits and other assets                                                            27,826           25,000
   Capitalized software costs, net of accumulated amortization of $930,576 and
     $731,167 at March 31, 2006 and June 30, 2005, respectively                        132,940          332,349
                                                                                ---------------  ---------------

     Total other assets                                                                160,766          357,349
                                                                                ---------------  ---------------
 Total assets                                                                    $   1,316,923    $   1,069,930
                                                                                ===============  ===============

 Liabilities and Stockholders' Deficit

 Current liabilities:
     Accounts payable                                                            $     363,576    $     628,398
     Accrued liabilities                                                               310,003          316,706
     Deferred revenue                                                                1,007,967          883,425
     Current portion of capital lease obligations                                       19,289           23,159
     Lines of credit                                                                   100,000                -
     Related party payable                                                             206,842          619,743
     Related party accrued interest                                                          -          848,258
     Related party notes payable, net of discount of $12,375 at June 30, 2005                -          332,625
     Notes payable, net of discounts of $54,976 at June 30, 2005                             -        1,945,024
                                                                                ---------------  ---------------
     Total current liabilities                                                       2,007,677        5,597,338
                                                                                ---------------  ---------------

 Long-term liabilities
     Long-term note payable, net of discount of $106,700                             1,833,300                -
     Long-term related party note payable, net of discount of $122,992
       at June 30, 2005                                                                      -        3,173,414
     Capital lease obligations, less current portion                                     8,295            2,127
                                                                                ---------------  ---------------

     Total long-term liabilities                                                     1,841,595        3,175,541
                                                                                ---------------  ---------------

 Total liabilities                                                                   3,849,272        8,772,879
                                                                                ---------------  ---------------

 Commitments and contingencies


 Stockholders' deficit:
     Preferred stock, $0.01 par value, 30,000,000 shares authorized,
       none issued                                                                           -                -
     Common stock, $0.01 par value, 50,000,000 shares authorized; 7,090,454 and 5,651,118 issued outstanding at March 31, 2006 and June 30, 2005,
       respectively                                                                     70,905           56,511
     Additional paid-in capital                                                     16,538,688       12,806,743
     Accumulated deficit                                                           (19,141,942)     (20,566,203)
                                                                                ---------------  ---------------


 Total stockholders' deficit                                                        (2,532,349)      (7,702,949)
                                                                                ---------------  ---------------
 Total liabilities and stockholders' deficit                                     $   1,316,923    $   1,069,930
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

                                                       3

                                              PARK CITY GROUP, INC.
                           Consolidated Condensed Statements of Operations (Unaudited)
                           For the Three and Nine Months Ended March 31, 2006 and 2005



                                                       Three Months Ended                   Nine Months Ended
                                                           March 31,                            March 31,
                                                    2006               2005              2006               2005
                                                --------------    ---------------    --------------    ---------------
                                                  (Restated)        (Restated)         (Restated)         (Restated)
Revenues:
Software licenses                                $    573,900       $    149,760      $  3,434,927       $    453,615
Maintenance and support                               535,311            531,682         1,750,068          1,793,215
ASP                                                    48,525             28,950           147,675             61,100
Consulting and other                                  211,952             95,473           849,539            428,674
                                                --------------    ---------------    --------------    ---------------

                                                    1,369,688            805,865         6,182,209          2,736,604

Cost of revenues                                      396,976            394,192         1,219,048          1,046,117
                                                --------------    ---------------    --------------    ---------------

         Gross margin                                 972,712            411,673         4,963,161          1,690,487
                                                --------------    ---------------    --------------    ---------------

Operating expenses:
Research and development                              225,180            256,309           684,776            763,159
Sales and marketing                                   395,055            310,081           988,688            985,804
General and administrative                            418,777            377,748         1,048,370          1,356,678
                                                --------------    ---------------    --------------    ---------------

         Total operating expenses                   1,039,012            944,138         2,721,834          3,105,641
                                                --------------    ---------------    --------------    ---------------

(Loss) income from operations                         (66,300)          (532,465)        2,241,327         (1,415,154)

Other income (expense):
Interest expense                                     (319,491)          (300,517)         (817,066)          (863,049)
                                                --------------    ---------------    --------------    ---------------

(Loss) income before income taxes                    (385,791)          (832,982)        1,424,261         (2,278,203)

(Provision) benefit for income taxes                        -                  -                 -                  -
                                                --------------    ---------------    --------------    ---------------

         Net (loss) income                       $   (385,791)      $   (832,982)     $  1,424,261       $ (2,278,203)
                                                ==============    ===============    ==============    ===============


Weighted average shares, basic                      5,730,000          5,547,000         5,684,000          5,446,000
                                                ==============    ===============    ==============    ===============
Weighted average shares, diluted                    5,730,000          5,547,000         5,850,000          5,446,000
                                                ==============    ===============    ==============    ===============
Basic (loss) income per share                    $      (0.07)      $      (0.15)     $       0.25       $      (0.42)
                                                ==============    ===============    ==============    ===============
Diluted (loss) income per share                  $      (0.07)      $      (0.15)     $       0.24       $      (0.42)
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
                                                      ===========     ===========


As shown in the consolidated financial statements, the Company had a loss for the three months ending March 31, 2006 and incurred a loss for the same quarter in 2005. The Company did show a profit for the nine months ending March 31, 2006 verses an incurred loss for the same nine months in 2005. Current liabilities are in excess of current assets at March 31, 2006, however deferred revenues account for $1,007,967 of the current liabilities. These deferred revenues are for maintenance fees paid annually by customers but recognized as revenues at a rate of one-twelve per month. Current liabilities without this category are slightly less than current assets. The company did generate positive cash flow from operations during the nine months ended March 31, 2006 and was able to retire a large amount of current debt. In addition the company converted roughly $3.2 million dollars of debt owed to Riverview Financial Corporation at a rate of $2.62 per share, or 1,324,693. In addition the company refinanced $1,940,000 of short term liabilities with U.S. Bank at a significantly lower interest rate. In total the company has lowered their expected interest expense from $1,178,454 in fiscal year 2005 to an estimated $275,000 for the next twelve months.


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

                                                                      Three Months Ended               Nine Months Ended
                                                                           March 31,                       March 31,
                                                                     2006           2005            2006             2005
                                                                     ----           ----            ----             ----
Net Loss available to common shareholders, as reported           $  (385,791)   $  (832,982)     $ 1,424,261     $ (2,278,203)

Add: Stock-based employee compensation expense included in
  reported net income, net of related tax effects                          -              -                -                -

Deduct: Total stock-based employee compensation expense
  determined under the fair value based method for all awards,
  net of related tax effects.                                              -              -          (14,325)         (14,325)
                                                                 -----------    -----------      -----------     ------------


Net (loss) income - pro forma                                    $  (385,791)   $  (832,982)     $ 1,409,936     $ (2,292,528)
                                                                 ===========    ===========      ===========     ============

(Loss) income per share:
     Basic - as reported                                         $     (0.07)   $     (0.15)     $      0.25     $      (0.42)
                                                                 ===========    ===========      ===========     ============
     Diluted - as reported                                       $     (0.07)   $     (0.15)     $      0.24     $      (0.42)
                                                                 ===========    ===========      ===========     ============
     Basic - pro forma                                           $     (0.07)   $     (0.15)     $      0.25     $      (0.42)
                                                                 ===========    ===========      ===========     ============
     Diluted - pro forma                                         $     (0.07)   $     (0.15)     $      0.24     $      (0.42)
                                                                 ===========    ===========      ===========     ============


Park City Group has employment agreements with executives. One provision of these agreements is for a stock bonus. 25% of these bonuses are to be paid on each of their first four anniversary dates.


Agreement with Vice President of Professional Services, dated effective April 11, 2005 is payable in 10,000 share increments for a total of 40,000 shares.

Agreement with Vice President, dated effective December 28, 2005 is payable in 3,571 share increments for a total of 14,284 shares.

Agreement with Director of Marketing, dated effective January 1, 2006 is payable in 3,571 share increments for a total of 14,284 shares.



Note 4 - Outstanding Stock Options

The following tables summarize information about fixed stock options and warrants outstanding and exercisable at March 31, 2006:

                                                                     Number of
                                                               Options       Warrants       Price per Share
                                                               -------       --------       ---------------
 Outstanding and exercisable at       June 30, 2005            108,930        943,830            $1.50-7.00
                                            Granted                  -              -                     -
                                          Exercised                  -        (58,571)                $2.00
                                             Called                  -              -                     -
                                          Cancelled                  -              -                     -
                                            Expired             (5,080)      (250,238)           $2.00-3.50
                                                             ---------   ------------            ----------

 Outstanding and exercisable at      March 31, 2006            103,850        635,021            $1.50-7.00
                                                             =========     ==========            ==========

                          Options and Warrants Outstanding and Exercisable
                                         at March 31, 2006

                                                   Weighted
                                                    average           Weighted
                                 Number           remaining            average
            Range of     Outstanding at         contractual           exercise
     exercise prices     March 31, 2006         life(years)              price
     ---------------     --------------         -----------          ---------
       $1.50 - $2.50            568,879                1.90            $  1.98
       $3.50 - $4.00            159,992                3.76               3.55
               $7.00             10,000                 .61               7.00
                             ----------                ----            -------
                                738,871                2.28            $  2.39
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


In February 2006, Riverview Financial converted 58,571 warrants at $2.00. The equivalent cash value of $117,143 from this exercise was applied as a reduction in the principal amount outstanding on the note payable funding from Riverview reducing the principal balance to $3,179,263. See Note 6.

In March 2006, $3,473,597 of note payable funding and accrued interest from Riverview Financial Corp. was converted into 1,324,693 shares of Park City Group's common stock. See Note 6. An additional $1,930,300 of principal and interest payable to Riverview Financial Corp. was repaid with cash in March 2006 with remaining principal and interest totalling $109,841 repaid subsequently with cash in April 2006.


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


The non-cash conversion of the senior debt with Riverview Financial Corp. on March 30, 2006 resulted in the issuance of 1,324,693 shares of Park City Group common stock to retire principal and current year accrued interest of $3,179,263 and $294,334, respectively. The conversion had an effective price of $2.62 per share representing fair value of the shares on the date of the conversion.


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


For the three months ended March 31, 2006 and 2005 options and warrants to purchase 738,871 and 1,031,690 shares of common stock, respectively, were not included in the computation of diluted EPS due to the dilutive effect of a net loss in both periods. The inclusion of the options would have been anti-dilutive, thereby decreasing net loss per common share.

For the nine months ended March 31, 2006 and 2005 options and warrants to purchase 169,992 and 1,031,690 shares of common stock, respectively, were not included in the computation of diluted EPS due either to the dilutive effect from a net loss or a strike price in excess of market price. Using the treasury stock method 165,903 shares were assumed repurchased and added to shares outstanding for the computation of Diluted EPS for the nine months ended March 31, 2006.


                   (Balance of page intentionally left blank)

9. Explanation of Restatement

In connection with the filing of an amendment to the Company's June 30, 2005 Form 10KSB/A, September 30, 2005 Form 10QSB, December 31, 2005 Form 10QSB, March 31, 2006 Form 10QSB, and an amended SB-2 registration statement, the financial statements and references thereto have been amended and updated to reflect the effect of a 1:50 reverse stock split effective August 11, 2006 pursuant to SAB Topic 4:C. At the time of the reverse split, the Articles of Incorporation were amended to reflect authorized common shares from 500,000,000 to 50,000,000. These changes had the following effect on the consolidated financial statements:

Effects on the Consolidated Balance Sheet

                                        3/31/06                      3/31/06         6/30/05                         6/30/05
                                     As Reported    Restatements    As Restated    As Reported     Restatements   As Restated
Stockholders' deficit:

Preferred stock, $.01 par value,
30,000,000 shares authorized no
shares issued,                                   -              -              -               -               -              -

Common stock, $.01 par value,
50,000,000 shares, authorized,
7,090,454 and 5,651,118,
respectively issued and
outstanding                          $   3,545,227   $ (3,474,322)  $     70,905  $    2,825,561   $  (2,769,050)  $     56,511

Additional paid-in-capital              13,064,366      3,474,322     16,538,688      10,037,693       2,769,050     12,806,743

Accumulated deficit                    (19,141,942)             -    (19,141,942)    (20,566,203)              -    (20,566,203)
                                    --------------- -------------- -------------- --------------- --------------- -------------

    Total stockholders' deficit      $  (2,532,349)  $          -   $ (2,532,349) $   (7,702,949)  $           -   $ (7,702,949)
                                    =============== ============== ============== =============== =============== =============

Effects on the Consolidated Statement of Operations for the Three Months Ended March 31,


                              2005                         2005          2004                         2004
                          As Reported   Restatements   As Restated   As Reported   Restatements    As Restated
         Net loss
                            $(385,791)             -     $(385,791)    $(832,982)             -    $(832,982)
                          ===========    ===========    ==========   ===========    ===========   ==========
Weighted average
shares, basic             286,477,000   (280,747,000)    5,730,000   277,374,000   (271,827,000)   5,547,000
                          ===========    ===========    ==========   ===========    ===========   ==========
Weighted average
shares, diluted           286,477,000   (280,747,000)    5,730,000   277,374,000   (271,827,000)   5,547,000
                          ===========    ===========    ==========   ===========    ===========   ==========

Basic earnings (loss)
per share                      $(0.00)        $(0.07)       $(0.07)       $(0.00)        $(0.15)      $(0.15)
                          ===========    ===========    ==========   ===========    ===========   ==========

Diluted earnings
(loss) per share               $(0.00)        $(0.07)       $(0.07)       $(0.00)        $(0.15)      $(0.15)
                          ===========    ===========    ==========   ===========    ===========   ==========

Effects on the Consolidated Statement of Operations for the Six Months Ended December 31,

                              2005                         2005          2004                         2004
                          As Reported   Restatements   As Restated   As Reported   Restatements    As Restated
        Net loss
         Net loss          $1,424,261              -    $1,424,261   $(2,278,203)             -  $(2,278,203)
                          ===========    ===========    ==========   ===========    ===========   ==========
Weighted average
shares, basic             284,201,000   (278,517,000)    5,684,000   272,281,000   (266,835,000)   5,446,000
                          ===========    ===========    ==========   ===========    ===========   ==========
Weighted average
shares, diluted           292,496,000   (286,646,000)    5,850,000   272,281,000   (266,835,000)   5,446,000
                          ===========    ===========    ==========   ===========    ===========   ==========

Basic earnings (loss)
per share                       $0.01          $0.24         $0.25        $(0.01)        $(0.41)      $(0.42)
                          ===========    ===========    ==========   ===========    ===========   ==========

Diluted earnings
(loss) per share                $0.01          $0.23         $0.24        $(0.01)        $(0.41)      $(0.42)
                          ===========    ===========    ==========   ===========    ===========   ==========

                                       10

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

Three Months Ended March 31, 2006 and 2005

Total revenues were $1,369,688 and $805,865 for the quarters ended March 31, 2006 and 2005, respectively, a 70% increase. Software license revenues were $573,900 and $149,760 for the quarters ended March 31, 2006 and 2005, respectively, a 283% increase. This increase is primarily attributable to software license sales to existing customers and a large agreement with Oracle, during the quarter ended March 31, 2006. Maintenance and support revenues were $535,311 and $531,682 for the quarters ended March 31, 2006 and 2005, respectively, about even with last year. ASP revenues were $48,525 and $28,950, respectively for the quarters ending March 31, 2006 and 2005; an increase of 68%. This increase was the result of our success in the Perishable Manufacturing Channel where we have signed 6 new contracts in the last 8 months. Consulting and other revenue was $211,952 and $95,473 for the quarters ended March 31, 2006 and 2005, respectively, a 122% increase. This increase is due to increased FMM implementation services resulting from the Cannon Equipment agreements.

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

Sales and marketing expenses were $395,055 and $310,081 for the quarters ended March 31, 2006 and 2005, respectively, a 27% increase over the previous year. The company continues to deploy a commissioned based sales force which allows them to maintain a lower fixed level of costs to generate sales however, additional sales did increase costs slightly. The company also hired one additional full time sales person during the quarter. General and administrative expenses were $418,777 and $377,748 for the quarters ended March 31, 2006 and 2005, respectively a 11% increase. There was a $165,200 one time expense for the settlement of a legal case in the 2005.

Nine Months Ended March 31, 2006 and 2005

Total revenues were $6,182,210 and $2,736,604 for the nine months ended March 31, 2006 and 2005, respectively, a 126% increase in 2006 over the comparable period for 2005. Software license revenues were $3,434,927 and $453,615 for the nine months ended December 31, 2005 and 2003, respectively, a 657% increase. License sales in 2005 includes the Cannon Equipment license sale as referenced in the companies 8K filed August 11, 2005. Maintenance and support revenues were $1,750,068 and $1,793,215 for the nine months ended March 31, 2006 and 2005, respectively, a 2% decrease. This decrease is primarily attributable to a two existing Action Manager customers reducing their maintenance fees due to store closures by a major customer. ASP revenues were $147,675 and $61,100 for the nine months March 31, 2006 and 2005, respectively, a 142% increase in 2006 over the comparable period for 2005. This increase is driven by the companies success selling FMM Category Manager to perishable manufactures. Consulting and other revenue was $849,539and $428,674 for the nine months ended March 31, 2006 and 2005, respectively, a 99% increase. This increase is driven by the Cannon Equipment agreement and increased Action Manager consulting during the first quarter of 2005

Cost of Goods for the nine months were 19.7% and 38% of total revenues for the nine months ending March 31, 2006 and 2005 respectively. This decrease is attributable to the increase in license sales in the two compared periods.

Research and development expenses were $684,776 and $763,159 for the nine months ended March 31, 2006 and 2005 respectively, a 9% decrease. This decrease represents the general stabilization of both the Fresh Market Manager and Action Manager 4X software and the company's use of off-shore resources.

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

Liquidity and Capital Resources

The Company had a working capital deficit at March 31, 2006 of $950,438 verses $4,129,588 at March 31, 2005.

The company had net loss of $385,791 versus a net loss of $832,982 for the quarters ending March 31, 2006 and 2005 respectively. The Company had interest expense of $319,491 and $300,517 for the quarters ending March 31, 2006 and 2005 respectively. This slight increase was caused by the company refinancing and converting over $5,400,000 of debt during this quarter. The company has lowered it notes payable debt by $4,876,922 during the last nine months which will lower interest expense approximately $900,000 over the next twelve months. To date, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from the CEO and majority shareholder, and private placements of equity securities. The Company may be unable to raise additional equity capital until it achieves profitable operations and refinances its debt. The Company anticipates that it will meet its working capital requirements primarily through increased revenue, while controlling and reducing costs and expenses. However, no assurances can be given that the Company will be able to meet its working capital requirements.

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

                  While the Company believes that the disclosure controls currently in place are adequate to prevent material misstatements, the Company has found significant internal control deficiencies in its accounting for pre-1999, fully aged, and fully depreciated property, plant and equipment that they will work to rectify in the coming year in preparation for section 404 of the Sarbanes Oxley Act of 2002. The Company has conducted its physical inventory and reconciled it to both its fixed asset software and the fully depreciated Pre-1999 assets still available for used in its operation. It is anticipated that the Company will be disposing of approximately $724,900 worth of Pre-1999 fully depreciated computer and office equipment that it has identified as obsolete or unusable and approximately $29,643 whose location and existence is unknown (Pre-1996 Assets). It is anticipated that the net financial effect will be non-existent as the identified assets are fully depreciated. The Company will be working with its external auditors HJ & Associates in preparation for its year end audit FYE 2006 in order to employ the changes to Property, Plant & Equipment balances and their relative balances of accumulated depreciation. The Company maintains that there is no material weakness or misstatement and expects to fully reconcile the disparities and resolve the control deficiencies in its Fiscal 2006 Annual Filing.

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

                          Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

None


Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds


         o In July 2005, 3,115 shares of common stock were issued per anti-dilution agreement with the CEO.
         o In August 2005, 2,688 shares of common stock were issued to an employee in lieu of cash compensation.
         o In November 2005, 14,667 shares of common stock were issued to management in lieu of cash compensation.
         o In November 2005, 10,500 shares of common stock were issued to board members is lieu of cash compensation.
         o In January 2006, 4,500 shares of common stock were issued as a fee for extension of a note payable.
         o In February 2006, 58,571 shares of common stock were issued due to exercise of warrants.
         o In March 2006, 2,500 shares of common stock were issued to board members in lieu of cash compensation.
         o In March 2006, 18,097 shares of common stock were issued to management in lieu of cash compensation.
         o In March 2006, 1,324,693 shares of common stock were issued for conversion of a note payable.



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