Form 10KSB
period 2006-06-30
PARK CITY GROUP INC
filed 2006-09-29
CIK 50471

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                               Annual Report Under
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                            For the fiscal year ended
                                  June 30, 2006

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

                      Outstanding as of September 28, 2006
                      8,930,766 Shares (662 shareholders)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) [X] Yes [ ] No ; (2) [X] yes [ ] No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form , and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer's revenues for the year ended June 30, 2006 were $7,085,125.

The aggregate market value of the stock held by non-affiliates of the registrant is approximately $11,483,000, calculated using a price of $2.60 per share on September 27, 2006.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                            YEAR ENDED JUNE 30, 2006


                                     PART I

  Item 1   Description of Business                                           3
  Item 2   Description of Properties                                         6
  Item 3   Legal Proceedings                                                 7
  Item 4   Submission of Matters to a Vote of Security Holders               7

                                     PART II

  Item 5   Market for Common Equity and Related Stockholder Matters          7
  Item 6   Management's Discussion and Analysis or Plan of Operation         9
  Item 7   Financial Statements                                             18
  Item 8   Changes In and Disagreements with Accountants on Accounting
             and Financial Disclosure                                       18

 Item 8A   Controls and Procedures                                          18
 Item 8B   Other Information                                                18

                                    PART III

  Item 9   Directors, Executive Officers, Promoters and Control Persons     19
 Item 10   Executive Compensation                                           21
 Item 11   Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                24

 Item 12   Certain Relationships and Related Transactions                   25
 Item 13   Exhibits                                                         26
 Item 14   Principal Accountant Fees and Services                           27
           Signatures                                                       28
           Report of Independent Registered Public Accounting Firm          29
           Consolidated Balance Sheets as of June 30, 2006 and
             June 30, 2005                                                  30
           Consolidated Statements of Operations                            31
           Consolidated Statements of Stockholders' Equity (Deficit)        32
           Consolidated Statements of Cash Flows                            33
           Notes to Consolidated Financial Statement June 30, 2006
             and June 30, 2005                                              34
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

                                     PART I
                         Item 1. Description of Business
                         -------------------------------
General
-------
Park City Group develops and markets patented computer software and profit optimization consulting services that are intended to help its retail customers to reduce their inventory and labor costs; the two largest controllable expenses in the retail industry. The technology has its genesis in the operations of Mrs. Fields Cookies co-founded by Randall K. Fields, CEO of Park City Group, Inc. Industry leading customers such as The Home Depot, Anheuser Busch Entertainment, Perdue, Monterey Mushrooms, Pacific Sunwear, Wawa and Tesco Lotus benefit from the Company's software. Because the product concepts originated in the environment of actual multi-unit retail chain ownership, the products are strongly oriented to an operations' bottom line results.

The Company was incorporated in the State of Delaware on December 8, 1964 as Infotec, Inc. From June 20, 1999 to approximately June 12, 2001, it was known as Amerinet Group.com, Inc. In 2001, the name was changed from Amerinet Group.com to Fields Technologies, Inc. On June 13, 2001, the Company entered into a "Reorganization Agreement" with Randall K. Fields and Riverview Financial Corporation whereby it acquired substantially all of the outstanding stock of Park City Group, Inc., a Delaware corporation, which became a 98.67% owned subsidiary. Operations are conducted through this subsidiary which was incorporated in the State of Delaware in May 1990. The Company develops and licenses its software applications identified as "Fresh Market Manager", "Supply Chain Profit Link", and "ActionManager(TM)". The Company also provides implementation and profit optimization consulting services for its application products.

On August 7, 2002, Fields Technologies, Inc., (OTCBB:FLDT) changed its name from Fields Technologies, Inc., to Park City Group, Inc., and reincorporated in Nevada. Therefore, both the parent-holding company (Nevada) and its operating subsidiary (Delaware) are named Park City Group, Inc. Park City Group, Inc. (Nevada) has no other business operations other than in connection with its subsidiary. In this Registration Statement when the terms "we", "Company" or "Park City Group" are used, it is referring to the Park City Group, Inc., a Delaware corporation, as well as to Fields Technologies, Inc., the Delaware corporation, which was reincorporated in Nevada under the name of the Park City Group, Inc. The stock trades under the symbol PKCY.

On the 11th day of August 2006, the company effected a 1 for 50 reverse stock split. All trading price information set forth gives effect to such reverse stock split.

The principal executive offices are located at 333 Main Street, P.O. Box 5000, Park City, Utah 84060. The telephone number is (435) 649-2221. The website address is http://www.parkcitygroup.com.

Supermarket Segment
-------------------
The Supermarket industry is under increased competitive pressure from Value Retailers such as Wal-Mart, Costco, Target, and others. One of the strategies that traditional supermarkets are implementing is to increase the quantity and quality of their perishable offerings. Perishable departments, such as bakery, meat and seafood, dairy, and deli have historically been loosely managed but now have been forced to become a focus for profitability improvement. The Company's software and consulting are designed to address this specific business problem; increasing the profitability of perishable products.

Convenience Store Segment
-------------------------
For Convenience Stores, recent trends of contracting gasoline margins and declining tobacco sales increases the need for improved cost controls and better decision support. To magnify their issues, other industry segments such as value retailers and grocery stores are now cutting into the convenience store stronghold by offering gasoline. To offset declining gasoline profits, the C-Store industry is pushing into Fresh Food as an avenue of increased sales and profitability. Only the most progressive convenience store operations have automated systems to help store managers, leaving the majority of the operators without any technology to ease their administrative and operations burdens.

Supplier Segment
----------------
As stated above, Supermarkets and Convenience Stores are increasingly dependent upon perishable departments for increased profitability. Suppliers are increasingly being pressured by retailers to provide economic incentives or assistance. Park City Group has developed Supply Chain Profit link to enable suppliers to provide that assistance.

Specialty Retail Segment
------------------------
Specialty Retailers are faced with a shrinking labor force and strong competition for qualified managers and staff. Managers are time-constrained due to increased labor and inventory demands, margins are increasingly tight, due to higher labor and lease expenses, and customer satisfaction demands are higher than ever before. Park City Group has developed a range of applications that enable managers in specialty retail to improve their labor scheduling efficiency and reduce their total paperwork and administrative workload.

Fresh Market Manager
--------------------
Addressing the inventory issues that plague today's retailers, Fresh Market Manager is a suite of software product applications designed to help manage perishable food departments including bakery, deli, seafood, produce, meat, home meal replacement, dairy, frozen food, and floral. Although the supermarket and convenience store industries have invested substantial sums on Point-of-Sale, scanning systems, etc., those systems are, almost without exception, limited to proving price look-up functions rather than decision support functions. These industries are a classic representation of "data rich" and "information poor". Park City Group is capitalizing on that environment to bring together information from disparate legacy applications and databases to provide an end-to-end integrated merchandising, production planning, demand forecasting and perpetual inventory system to address the industry's perishable department needs.

Fresh Market Manager helps identify true cost of goods and provides accurate and actionable profitability data on a corporate, regional, store-by-store, and/or item-by-item basis. Fresh Market Manager also can produce hour-by-hour forecasts, production plans, perpetual inventory, and places/receives orders. Fresh Market Manager automates the majority of the planning, forecasting, ordering, and administrative functions associated with fresh merchandise or products.

ActionManager(TM)
-----------------
The second most important cost element typically facing today's retailers is labor. ActionManager(TM) addresses labor needs by providing a suite of solutions that forecast labor demand, schedules staff resources, and provides store managers with the necessary tools to keep labor costs under control while improving customer service, satisfaction and sales. Daily availability of this information can help a retailer to address issues more quickly.

ActionManager applications provide an automated method for managers to plan, schedule, and administer many of the administrative tasks including new hire paperwork and time and attendance. In addition to automating most administrative processes, ActionManager provides the local manager with a "dashboard" view of the business. ActionManager also has extensive reporting capabilities for corporate, field, and store-level management to enable improved decision support.

Supply Chain Profit Link
------------------------
Supply Chain Profit Link (SCPL) allows suppliers an opportunity to work with their retail partners on optimizing profits, while reducing stock outs and minimizing shrink (or waste). SCPL is capable of providing daily or weekly store-by-store item level information to a supplier to facilitate decision support. SCPL allows suppliers opportunities to customize assortment plans, promotions, and pricing strategies on a store-by-store level.

Professional Services
---------------------
Park City Group's Professional Services offering include project management, technical implementation, and end-user training. In addition, Park City Group offers a variety of traditional consulting services configured to meet specific customer needs. Beyond these traditional services, Park City Group provides consulting, including merchandising and store operations, that is focused on the primary objective of helping customers to improve their profitability through the full use of the Company's products.

Sales and Marketing
-------------------
Through a focused and dedicated sales effort designed to address the requirements of each of its business segments, Park City Group believes its sales force is positioned to understand its customers' businesses, trends in the marketplace, competitive products and opportunities for new product development. The Company's deep industry knowledge enables it to take a consultative approach in working with its prospects and customers. Park City Group's sales personnel focus on selling its technology solutions to major customers, both domestically and internationally.

To date, Park City Group's primary marketing objectives have been to increase awareness of Park City Group's technology solutions and generate sales leads. To this end, Park City Group attends industry trade shows, conducts direct marketing programs, publishes industry trade articles and white papers, participates in interviews, and selectively advertises in industry publications.

Customers
---------
Our customers include some of the most notable names in retailing, including:
Schnuck's, Tesco-Lotus, Circle K Midwest, Home Depot, Wawa, Sheetz, Williams-Sonoma, and others.

Competition
-----------
The market for Park City Group's products and services is very competitive. Park City Group believes the principal competitive factors include product quality, reliability, performance, price, vendor and product reputation, financial stability, features and functions, ease of use, quality of support and degree of integration effort required with other systems. While our competitors are often larger companies with larger sales forces and marketing budgets, we believe that our deep industry knowledge and the breadth and depth of our offerings give us a competitive advantage. Park City Group's ability to continually improve its products, processes and services, as well as its ability to develop new products, enables the Company to meet evolving customer requirements. Park City Group competes with companies such as Workbrain, Radient Systems, Kronos, Tomax, Capgemini, Electronic Data Systems, and others.

Product Development
-------------------
The products sold by the Company are subject to rapid and continual technological change. Products available from the Company, as well as from its competitors, have increasingly offered a wider range of features and capabilities. The Company believes that in order to compete effectively in its selected markets, it must provide compatible systems incorporating new technologies at competitive prices. In order to achieve this, the Company has made a substantial ongoing commitment to research and development. .

Park City Group's product development strategy is focused on creating common technology elements that can be leveraged in applications across its core markets. The Company's software architecture is based on open platforms and is modular, thereby allowing it to be phased into a customer's operations. In order to remain competitive, Park City Group is currently designing, coding and testing a number of new products and developing expanded functionality of its current products.

Patents and Proprietary Rights
------------------------------
The Company owns and controls 9 U.S.patents, 8 U.S. trademarks and 37 U.S. copyrights relating to its software technology that are approved and issued. In addition, the Company has 3 patents currently pending. The Company has 14 international patents and patent applications pending. The patents referred to above are continuously reviewed and renewed as their expiration dates come due.

Company policy is to seek patent protection for all developments, inventions and improvements that are patentable and have potential value to the Company and to protect its trade secrets other confidential and proprietary information. The Company intends to vigorously defend its intellectual property rights to the extent its resources permit.

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

The Company is not aware of any patent infringement claims against it; however, there are no assurances that litigation to enforce patents issued to the Company, to protect proprietary information, or to defend against the Company's alleged infringement of the rights of others will not occur. Should any such litigation occur, the Company may incur significant litigation costs, the Company's resources may be diverted from other planned activities, and result in a materially adverse effect on the Company's operations and financial condition.

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

Research and Development
------------------------
Total research and development expenditures were $292,191 and $1,019,411 for the years ended June 30, 2006 and 2005, respectively; a 71% decrease. This comparative decrease is attributable to the capitalization of software costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. The Company capitalized $613,717 in labor and overhead costs for the Fiscal Year Ended, June 30, 2006 as a result of 1 new product development and two significant enhancements that reached feasibility during 2006. The Company anticipates this new product and 2 significant enhancements will be available for sale in the later part of FYE 2007.

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

Employees
---------
As of June 30, 2006, the Company had 31 employees, including 10 software developers and programmers, 6 sales, marketing and account management employees, 10 software service and support employees and 5 accounting and administrative employees. During 2006 the Company hired 3 programmers and one Business Analyst in India. The Company is planning to expand their Indian workforce to support their sales in Asia and to provide additional programming resources. All of these employees work for the Company on a full time basis. The employees are not represented by any labor union.

                        Item 2. Description of Properties
                        ---------------------------------

The principal place of business operations is 333 Main Street, Park City, Utah. The Company leases approximately 9,500 square feet at this location, consisting primarily of office and storage areas. The Company has currently given notice to landlord its anticipation to vacate on or about November 1, 2006.

The company has entered into a lease at 3160 Pinebrook Drive, Park City, UT, 84098 and anticipates relocating to the new facility on or about November 1, 2006, possession to be determined by timing of build-out of the leasehold and land improvements. The Company will lease approximately 10,000 square feet for a period of 3 years, with an option to renew for additional 3 year increments.

The payment terms are based on a step-rate lease and are as follows:

         Period                 Annualized              Monthly
         ------                 ----------              -------
         Year 1                $ 137,250.00           $ 11,437.50
         Year 2                $ 141,367.50           $ 11,780.63
         Year 3                $ 145,608.53           $ 12,134.04

                            Item 3. Legal Proceedings
                            -------------------------

The Company has filed a lawsuit against Workbrain Corporation titled Park City Group, Inc. vs. Workbrain Corporation Case No. 2:06 cv 289, which is pending in the Federal District Court for the District of Utah. The Company claims that Workbrain Corporation is infringing upon its patent # 5,111,391. The Company will vigorously pursue this matter.


           Item 4. Submission of Matters to a Vote of Security Holders
           -----------------------------------------------------------

On July 7, 2006 notice was provided by Park City Group, Inc. describing it plans to take certain corporate action pursuant to the written consent of our Board of Directors and the holders of a majority of our outstanding voting securities ("Majority Stockholders"). The action was to (i) amend our Articles of Incorporation to decrease the number of shares of common stock which we are authorized to issue from 500,000,000 to 50,000,000 (the "Decreased Capital Proposal"), and (ii) amend our Articles of Incorporation to effect a one-for-fifty reverse split of our issued and outstanding shares of common stock ("Reverse Split Proposal").

On June 26, 2006, our Board of Directors unanimously approved the Decreased Capital Proposal and the Reverse Split Proposal and the Majority Stockholders have consented in writing to each of such proposals. The Majority Stockholders beneficially own 4,538,862 shares of our common stock representing approximately 50.8% of the votes that could be cast by the holders of our outstanding voting shares as of the Record Date.


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

Share Price History
-------------------
Common stock (the "Common Stock") is traded in the over-the-counter market in what is commonly referred to as the "Electronic" or "OTC Bulletin Board" or the "OTCBB" under the trading symbol "PCYG." The following table sets forth the high and low bid information of the Common Stock's closing price for the periods indicated. The price information contained in the table was obtained from internet sources considered reliable. Note that such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and the quotations may not necessarily represent actual transactions in the Common Stock. NOTE: On the 11th day of August 2006, the company effected a 1 for 50 reverse stock split. All trading price information set forth below gives effect to such reverse stock split.



      Fiscal Year 2005                     Low                  High
      ----------------                     ---                  ----
     September 30, 2004                   $2.50                 $4.00
      December 31, 2004                   $2.00                 $4.50
       March 31, 2005                     $2.00                 $4.00
        June 30, 2005                     $1.00                 $2.50


      Fiscal Year 2006
      ----------------
     September 30, 2005                   $1.50                 $3.00
      December 31, 2005                   $2.00                 $5.50
       March 31, 2006                     $2.00                 $4.00
       June 30, 2006                      $2.00                 $5.50


Holders of Record
-----------------
At September 28, 2006 there were 662 holders of record of Common Stock and shares issued and outstanding of 8,930,766. The number of holders of record and shares issued and outstanding was calculated by reference to the stock transfer agent's books.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers
--------------------------------------------------------------------------
         None

Equity Compensation Plan Information
------------------------------------

                                 Equity Compensation Plan Information
                                                                                Number of securities
                                                                               remaining available for
                                                                                future issuance under
                            Number of securities to      Weighted-average        equity compensation
                            be issued upon exercise     exercise price of         plans (excluding
                            of outstanding options,    outstanding options,    securities reflected in
                              warrants and rights      warrants and rights           column (a))
      Plan category                   (a)                      (b)                       (c)
---------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                                0                        0                         0
---------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                             93,288                    $2.93                    66,712
---------------------------------------------------------------------------------------------------------
          Total                     93,288                    $2.93                    66,712
=========================================================================================================

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

Issuance of Securities
----------------------
We issued shares of our common stock in unregistered transactions during 2006. All of the shares of common stock issued were issued in non registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). We report shares issued on an annual basis. The shares of common stock issued subsequent to June 30, 2005 were issued as follows:

         o In July 2005 3,115 shares were issued per anti-dilution agreement with the CEO. This dilution reduces the effective price per share of the CEO's cash investments to $3.05.
         o In August 2005 2,688 shares were issued to an employee in lieu of cash compensation of $5,376.
         o In November 2005, 14,667 shares of common stock were issued to management in lieu of cash compensation of $30,017.
         o In November 2005, 10,500 shares of common stock were issued to board member is lieu of cash compensation of $22,500.
         o In January 2006, 4,500 shares of common stock ($3.50 per share) were issued as a fee for extension of a note payable.
         o In February 2006, 58,571 shares of common stock ($2.00 per share) were issued due to exercise of warrants.
         o In March 2006, 2,500 shares of common stock were issued to board members in lieu of cash compensation of $7,500.
         o In March 2006, 18,097 shares of common stock were issued to management in lieu of cash compensation of $58,333.
         o In March 2006, 1,324,693 shares of common stock ($2.71 per share) were issued for conversion of a note payable and accrued interest of $3,473,606.
         o In April 2006, 1,667 shares of common stock were issued to board members in lieu of cash compensation of $5,000.
         o In April 2006, 3,889 shares of common stock were issued to management in lieu of cash compensation.
         o In April 2006, 10,000 shares of common stock ($2.50 per share) were issued to a member of management for the vested portion of a signing bonus.
         o In June 2006, 1,818,182 shares of common stock ($2.75) were issued in connection with a Placement Agreement.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation for the Years Ended June 30, 2006 and June 30, 2005
-------------------------------------------------------------------------------

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

Through June 30, 2006 the Company has accumulated aggregate consolidated losses totaling $19,207,606 which includes net income of $1,358,597 and a net loss of $3,408,037 for the years ended June 30, 2006, and 2005, respectively.

Management's Discussion and Analysis
------------------------------------
Years Ended June 30, 2006 and 2005
----------------------------------
During the year ended June 30, 2006, the Company had total revenues of $7,085,125 compared to $3,631,812 in 2005, a 95% increase. Software license sales were $3,626,821 and $479,615 for 2006 and 2005, respectively, a 656%
increase. This increase was primarily attributable to sale to a new customer for $3,000,000 in licenses in the first quarter of 2006. Maintenance and support revenues decreased by 2%. ASP revenues increased by 74% over 2005, primarily from the increase in ASP sales agreements to the manufacturing industry. Consulting revenue increased by 37% to $1,004,224 for 2006, compared to $735,522 for 2005. This increase is primarily attributable to consulting services associated with the large license sale in Q1.

Deferred revenue was $648,686 and $883,425 at June 30, 2006 and 2005, respectively, a decrease of 27%.

Total research and development expenditures were $292,191 and $1,019,411 for the years ended June 30, 2006 and 2005, respectively; a 71% decrease. This comparative decrease is attributable to the capitalization of software costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. The Company capitalized $613,717 in labor and overhead costs for the Fiscal Year Ended, June 30, 2006 as a result of 1 new product development and two significant enhancements that reached feasibility during 2006. The Company anticipates this new product and 2 significant enhancements will be available for sale in the later part of FYE 2007

Sales and marketing expenses were $1,375,794 and $1,337,318 for 2006 and 2005, respectively, an increase of 3%. During the current fiscal year the Company continued to develop several strategic sales channels that are headed up by commissioned alliance partners.

General and administrative expenses were $1,518,092 and $2,055,940 for 2006 and 2005, respectively, a 26% decrease. This decrease was primarily from one time charges in the 2005. These charges include a bad debt write off of $307,500 from one customer for non payment and settlement of a legal issue that arose from the reverse acquisition with Amerinet.com and has been pending since 2002.

Interest expense was $884,404 and $1,178,454 for 2006 and 2005, respectively, a 25% decrease. This decrease was primarily attributed to the retirement of a note payable with proceeds from operations and the conversion of the note payable with Riverview Financial into common stock . See Note 12 and 16.

In accordance with generally accepted accounting principles (GAAP), earnings per share basic and diluted for the year ended, June 30, 2006 was $ .23 and $ .22 per share, respectively. NOTE: The Company believes providing some additional information on a non GAAP basis for earnings per share (EPS) that has significant benefit to the reader of this Form 10KSB. These GAAP results reflect a weighted average of 6 million shares for the fiscal year. As previously reported, Park City Group raised $5 million in a private placement of shares during the fourth quarter, and this placement had a significant impact on the weighted average share count for the year. At year end, Park City Group had 8.9 million shares outstanding. Excluding the effects a weighted average share count, Park City Group's earnings per share for the fiscal year 2006 was $0.16. Park City Group believes utilizing the full year share count provides a more meaningful view into the company's profitability at the per share level. This non-GAAP EPS amount is less than the GAAP basis EPS by $.07 and $.06 on a weighted average of shares, basic and dilutive, respectively.

Financial Position, Liquidity and Capital Resources
---------------------------------------------------
The Company had $3,517,060 in cash and cash equivalents at June 30, 2006 compared with $209,670 at June 30, 2005, an increase of $3,307,390. Working capital at June 30, 2006 was $2,534,297 compared to a working capital deficit of $4,994,269 at June 30, 2005. The increase in the working capital is principally attributable to sale of equity in the fourth quarter of 2006, the retirement of a current note payable in Q1, as well as the pay- off of the Company's lines of credit in the second half of the year.

During the year ended June 30, 2006 the operations of the Company provided $725,134 of cash, compared to operations using $794,318 of cash in 2005.

The Company continues to focus on developing strategic sales channels and aligning itself with partners who provide high margin, low operating costs, and developing symbiotic relationships that enhance the core focus of Park City Group. The primary focus has been and continues to be Large Grocery Chains, Medium Grocery Chains, Large C-Store Chains, Medium C-Store Chain, Specialty Retailers through Alliance Partners, Financial Services and Call Center operations, and Perishable and Non Perishable Product Manufacturers.

In prior years, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from the CEO and majority shareholder, and private placements of equity securities. The Company, through a private placement of equity reduced liabilities from $8,772,879 to $3,344,826, 2005 to 2006, respectively. In addition, the loans between said Company and its directors and CEO have been converted to stock. The Company has secured a $1.9 million revolving line of credit that in combination with a strict focus on cost control and increased revenue anticipation will provide a level of working capital necessary to satisfy its operating needs for fiscal 2007.

Inflation
---------
The impact of inflation may cause retailers to slow spending in the technology area, which could have an impact on company sales.

Risk Factors
------------
The Company is subject to certain other risk factors due to the organization and structure of the business, the industry in which it competes and the nature of its operations. These risk factors include the following:

Risks Related To the Company
----------------------------

         We have incurred losses in the past and there can be no assurance that we will operate at a profit in the future. Continued losses could result in a reduction of operations and could have a detrimental effect on the long-term capital appreciation of our stock.

                  Our marketing strategy emphasizes sales activities for the Fresh Market Manager, ActionManager(TM), and Supply Chain Profit Link applications to Supermarkets, Convenience Stores, Specialty Retail, Financial Services, and Food Manufacturers. If this marketing strategy fails, revenues and operations will be negatively affected. A reduction in revenues will result in increases in operational losses.

                  For the years ended June 30, 2006 and June 30, 2005, we had net income of $1,393,596 and net loss of $3,408,037 respectively. There can be no assurance that we will operate at a profit during future fiscal years. If we do not operate profitably in the future our current cash resources will be used to fund our operating losses. If this were to continue, in order to continue with our operations, we would need to raise additional capital. Continued losses would have an adverse effect on the long term value of our common stock and your investment in the Company. We cannot give any assurance that we will ever generate significant revenue or have sustainable profits.

         Our liquidity and capital requirements will be difficult to predict, which may adversely affect our cash position in the future.

                  We have recently completed the sale of shares of our common stock from which we received gross offering proceeds of $5,000,000. We anticipate that we will have adequate cash resources to fund our operations for at least the next 12 months. Thereafter, our liquidity and capital requirements will depend upon numerous other factors, including the following:

         o The extent to which our products and services gain market acceptance;

         o  The progress and scope of product evaluations;

         o The timing and costs of acquisitions and product and services introductions;

         o  The extent of our ongoing research and development programs; and

         o  The costs of developing marketing and distribution capabilities.

                  If in the future, we are required to seek additional financing in order to fund our operations and carry out our business plan, there can be no assurance that such financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

         Operating results may fluctuate, which makes it difficult to predict future performance.

                  Management expects a portion of the Company's revenue stream to come from license sales, maintenance and services charged to new customers, which will fluctuate in amounts because software sales to retailers are difficult to predict. In addition, the Company may potentially experience significant fluctuations in future operating results caused by a variety of factors, many of which are outside of its control, including:

         o  Demand for and market acceptance of new products;

         o Introduction or enhancement of products and services by the Company or its competitors;

         o  Capacity utilization;

         o  Technical difficulties, system downtime;

         o  Fluctuations in data communications and telecommunications costs;

         o  Maintenance subscriber retention;

         o  The timing and magnitude of capital expenditures and requirements;

         o Costs relating to the expansion or upgrading of operations, facilities, and infrastructure;

         o  Changes in pricing policies and those of competitors;

         o  Changes in regulatory laws and policies, and;

         o General economic conditions, particularly those related to the information technology industry.

                  Because of the foregoing factors, future operating results may fluctuate. As a result of such fluctuations, it will be difficult to predict operating results. Period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon as an indicator of future performance. In addition, a relatively large portion of our expenses will be fixed in the short-term, particularly with respect to facilities and personnel. Therefore, future operating results will be particularly sensitive to fluctuations in revenues because of these and other short-term fixed costs.

         We will need to effectively manage our growth in order to achieve and sustain profitability. Our failure to manage growth effectively could reduce our sales growth and result in continued net losses.

                  To commence profitable operations on a fiscal year basis, we must have significant growth in our revenues from the sale of our products and services. If we are able to achieve significant growth in our future sales and to expand the scope of our operations, and our management, financial, and other capabilities, our existing procedures and controls could be strained. We cannot be certain that our existing or any additional capabilities, procedures, systems, or controls will be adequate to support our operations. We may not be able to design, implement, or improve our capabilities, procedures, systems, or controls in a timely and cost-effective manner. Failure to implement, improve and expand our capabilities, procedures, systems, and controls in an efficient and timely manner could reduce our sales growth and result in continued net losses.

         Our officers and directors have significant control over us that may lead to conflicts with other stockholders over corporate governance.

                  Our officers and directors, other than our Chief Executive Officer, control approximately 6.88% of our common stock. Our Chief Executive Officer, Randall K. Fields, individually, controls 48.51% of our common stock. Consequently, Mr. Fields, individually, and our officers and directors, as stockholders acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and significant corporate transactions, such as mergers or other business combination transactions.

         Our corporate charter contains authorized, unissued "blank check" preferred stock that can be issued without stockholder approval with the effect of diluting then current stockholder interests.

                  Our certificate of incorporation currently authorizes the issuance of up to 30,000,000 shares of "blank check" preferred stock with designations, rights, and preferences as may be determined from time to time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue one or more additional series of preferred stock with dividend, liquidation, conversion, voting, or other rights that could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying, or preventing a change in control.

         Because we have never paid dividends, you should exercise caution before making an investment in our common stock.

                  We have never paid dividends nor do we anticipate the declaration or payments of any dividends in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our Board of Directors will determine future dividend policy at their sole discretion and future dividends will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors. Future dividends may also be affected by covenants contained in loan or other financing documents, which may be executed by us in the future. Therefore, there can be no assurance that dividends of any kind will ever be paid.

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

                  Our current and future success depends on our ability to identify, attract, hire, train, retain and motivate various employees, including skilled software development, technical, managerial, sales, marketing and customer service personnel. Competition for such employees is intense and we may be unable to attract or retain such professionals. If we fail to attract and retain these professionals, our revenues and expansion plans will be negatively impacted.

         Our officers and directors have limited liability and indemnification rights under our organizational documents, which may impact our results.

                  Our officers and directors are required to exercise good faith and high integrity in the management of our affairs. Our certificate of incorporation and bylaws, however, provide, that the officers and directors shall have no liability to the stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. As a result, you may have a more limited right to action than you would have had if such a provision were not present. Our certificate of incorporation and bylaws also require us to indemnify our officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct our internal affairs, provided that the officers and directors reasonably believe such actions to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

Business Operations Risks
-------------------------

         If our marketing strategy fails, our revenues and operations will be negatively affected.

                  We plan to concentrate our future sales efforts towards marketing our applications and services. These applications and services are designed to be highly flexible so that they can work in multiple retail and supplier environments such as grocery stores, convenience stores, quick service restaurants, and route-based delivery environments. There is no assurance that the public will accept our applications and services in proportion to our increased marketing of this product line. We may face significant competition that may negatively affect demand for our applications and services, including the public's preference for our competitors' new product releases or updates over our releases or updates. If our applications and services marketing strategy fails, we will need to refocus our marketing strategy to our other product offerings, which could lead to increased marketing costs, delayed revenue streams, and otherwise negatively affect our operations.

         Because we are changing the emphasis of our sales activities from an annual license fee structure to a monthly fee structure, our revenues may be negatively affected.

                  Historically, we offered our applications and related maintenance contracts to new customers on a one-time up front license strategy and provided an option for annually renewing their maintenance agreements. Because our one-time licensing fee approach was subject to inconsistent and unpredictable revenues, we now offer prospective customers an option for monthly licensing of these products. Our customers may now choose to acquire the software in an Application Solution Provider basis, resulting in monthly charges for use of our software products and maintenance fees. Our conversion from a one-time licensing strategy to monthly-based fees is subject to the following risks:

         o  Our customers may prefer one-time fees rather than monthly fees;

         o Because public awareness pertaining to our Application Solution Provider services will be delayed until we begin our marketing campaign to promote those services, our revenues may decrease over the short term; and

         o There maybe a threshold level (number of locations) at which the monthly based fee structure may not be economical to the customer, and a request to convert from monthly fees to annual fee could occur.

         We face competition from competing and emerging technologies that may affect our profitability. The markets for our type of software products and that of our competitors are characterized by:

         o Development of new software, software solutions, or enhancements that are subject to constant change;

         o  Rapidly evolving technological change; and

         o  Unanticipated changes in customer needs.

                  Because these markets are subject to such rapid change, the life cycle of our products is difficult to predict; accordingly, we are subject to the following risks:

         o Whether or how we will respond to technological changes in a timely or cost-effective manner;

         o Whether the products or technologies developed by our competitors will render our products and services obsolete or shorten the life cycle of our products and services; and

         o  Whether our products and services will achieve market acceptance.

         If we are unable to adapt to our constantly changing markets and to continue to develop new products and technologies to meet our customers' needs, our revenues and profitability will be negatively affected.

                  Our future revenues are dependent upon the successful and timely development and licensing of new and enhanced versions of our products and potential product offerings suitable to our customer's needs. If we fail to successfully upgrade existing products and develop new products, and those new products do not achieve market acceptance, our revenues will be negatively impacted.

         Our business is currently dependent upon a limited customer base; should we lose any of these customer accounts, our revenues will be negatively impacted.

                  We expect that existing customers will continue to account for a substantial portion of total revenues in future reporting periods. The ability to retain existing customers and to attract new customers will depend on a variety of factors, including the relative success of marketing strategies and the performance, quality, features, and price of current and future products. Accordingly, if customer accounts are lost or customer orders decrease, revenues and operating results will be negatively impacted. We have experienced the loss of long term maintenance customers because the product is so reliable they do not want to continue to pay for maintenance that they do not need or use, and in some cases, the customer has decided to replace Park City Group applications. We continue to focus on these long term clients by providing new functionality and applications to meet their business needs. We also expect to lose some maintenance revenue due to consolidation of industries or customer operational difficulties that lead to their reduction of size. In addition, future revenues will be negatively impacted if we fail to add new customers that will make additional purchases of our products and services.

         We may be unable to expand our now limited customer base.

                  We must increase our customer base to expand our operations and increase our revenues. Our future customer base is dependent upon the Company generating sufficient new customer accounts. If we fail to generate sufficient new customer accounts, our revenues will not expand and may decline, which will negatively impact our operations and financial condition. Additionally, the retail industry may be facing consolidation which could lead to a reduced prospective customer base from which to transact business.

         We face risks associated with proprietary protection of our software.

                  Our success depends on our ability to develop and protect existing and new proprietary technology and intellectual property rights. We seek to protect our software, documentation and other written materials primarily through a combination of patents, trademarks, and copyright laws, trade secret laws, confidentiality procedures and contractual provisions. While we have attempted to safeguard and maintain our proprietary rights, there are no assurances there we will be successful in doing so. Our competitors may independently develop or patent technologies that are substantially equivalent or superior to ours.
                  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. In some types of situations, we may rely in part on "shrink wrap" or "point and click" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Policing unauthorized use of our products is difficult. While we are unable to determine the extent to which piracy of our software exists, software piracy can be expected to be a persistent problem, particularly in foreign countries where the laws may not protect proprietary rights as fully as the United States. We can offer no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not reverse engineer or independently develop similar technology.

         We incorporate a number of third party software providers' licensed technologies into our products, the loss of which could prevent sales of our products or increase our costs due to more costly substitute products.

                  We license technologies from third party software providers and such technologies are incorporated into our products. We anticipate that we will continue to license technologies from third parties in the future. The loss of these technologies or other third-party technologies could prevent sales of our products and increase our costs until substitute technologies, if available, are developed or identified, licensed and successfully integrated into our products. Even if substitute technologies are available, there can be no guarantee that we will be able to license these technologies on commercially reasonable terms, if at all.

         We may discover software errors in our products that may result in a loss of revenues or injury to our reputation.

                  Non-conformities or bugs ("errors") may be found from time to time in our existing, new or enhanced products after commencement of commercial shipments, resulting in loss of revenues or injury to our reputation. In the past, we have discovered errors in our products and as a result, have experienced delays in the shipment of products. Errors in our products may be caused by defects in third-party software incorporated into our products. If so, we may not be able to fix these defects without the cooperation of these software providers. Since these defects may not be as significant to the software provider as they are to us, we may not receive the rapid cooperation that may be required. We may not have the contractual right to access the source code of third-party software and, even if we do have access to the source code, we may not be able to fix the defect. Since our customers use our products for critical business applications, any errors, defects or other performance problems could result in damage to our customers' business. These customers could seek significant compensation from us for their losses. Even if unsuccessful, a product liability claim brought against us would likely be time consuming and costly.

         Some competitors are larger and have greater financial and operational resources that may give them an advantage in the market.

                  Many of our competitors are larger and have greater financial and operational resources. This may allow them to offer better pricing terms to customers in the industry, which could result in a loss of potential or current customers or could force us to lower prices. Any of these actions could have a significant effect on revenues. In addition, the competitors may have the ability to devote more financial and operational resources to the development of new technologies that provide improved operating functionality and features to their product and service offerings. If successful, their development efforts could render our product and service offerings less desirable to customers, again resulting in the loss of customers or a reduction in the price we can demand for our offerings.

Risks Relating To Our Common Stock
----------------------------------

         If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

                  Companies trading on the OTC Bulletin Board, like us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in our reports under Section 13 to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely and adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

         Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

                  The Securities and Exchange Commission has adopted Rule 15g-9, which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

         o that a broker or dealer approve a person's account for transactions in penny stocks; and

         o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

                  In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

         o obtain financial information and investment experience objectives of the person; and

         o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

                  The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

         o sets forth the basis on which the broker or dealer made the suitability determination; and

         o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

                  Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

                  Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities, and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

                  The limited public market for our securities may adversely affect your ability to liquidate your investment

                  Although our common stock is currently quoted on the OTC Bulletin Board (OTCBB), there is limited trading activity. We can give no assurance that an active market will develop, or if developed, that it will be sustained. If you acquire shares of our common stock, you may not be able to liquidate your investment in such shares should you need or desire to do so.

         Future issuances of our shares may lead to future dilution in the value of our common stock, and will lead to a reduction in shareholder voting power, and preventing a change in Company control.

                  The shares may be substantially diluted due to the following:

         o Issuance of common stock in connection with funding agreements with third parties and future issuances of common and preferred stock by the Board of Directors; and

         o The Board of Directors has the power to issue additional shares of common stock and preferred stock and the right to determine the voting, dividend, conversion, liquidation, preferences and other conditions of the shares without shareholder approval.

                  Stock issuances may result in reduction of the book value or market price of outstanding shares of common stock. If we issue any additional shares of common or preferred stock, proportionate ownership of common stock and voting power will be reduced. Further, any new issuance of common or preferred shares may prevent a change in control or management.

Critical Accounting Policies
----------------------------
This Management's Discussion and Analysis of Financial Condition and Results of Operations discuss the Company's Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

An alternative method to the intrinsic value method of accounting for stock-based compensation is the fair value based method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." If the Company used the fair value based method, the Company would be required to record deferred compensation based on the fair value of the stock option at the date of grant as computed using an option-pricing model, such as the Black-Scholes option pricing model. The deferred compensation calculated under the fair value based method would then be amortized over the vesting period of the stock option

         Capitalization of Software Development Costs The Company accounts for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs, and SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached shortly after a working prototype is complete and meets or exceeds design specifications including functions, features, and technical performance requirements. Costs incurred after technological feasibility is established have been and will continue to be capitalized until such time as when the product or enhancement is available for general release to customers.

Off-Balance Sheet Arrangements
------------------------------

None

                          Item 7. Financial Statements
                          ----------------------------

See the index to consolidated financial statements and consolidated financial statement schedules included herein as Item 13.

            Item 8. Changes In and Disagreements With Accountants on
                       Accounting and Financial Disclosure
                       -----------------------------------

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

         While the Company believes that the disclosure controls currently in place are adequate to prevent material misstatements, the Company has found significant internal control deficiencies in its accounting for property, plant and equipment. As previously stated in prior periodic filings and in conjunction with conducting a self-assessment and in preparation for compliance for Section 404 of the Sarbanes-Oxley Act of 2002, the Company has identified deficiencies in tracking Pre-1999, fully depreciated computer and other related equipment and its relationship to internal tracking of long-standing, and aged Property, Plant and Equipment. Due to the fact that these specific assets have been fully depreciated, the Company has concluded that no material misstatement or material weakness exists. The Company has implemented

         Sage Fixed Asset tracking software and expects to reconcile and dispose of non-working, unutilized assets once the Company has relocated its operations to the new facility on or about November 1, 2006.

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


                           Item 8B. Other Information
                           --------------------------

                                 Not applicable



                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                    PART III
          Item 9. Directors, Executive Officers, Promoters and Control
           Persons; Compliance With Section 16(a) of the Exchange Act
           ----------------------------------------------------------

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

         Name                Age               Position - Committee
         ----                ---               --------------------

  Randall K. Fields           59              Chief Executive Officer
                                        Chairman of the Board and Director
   *William Dunlavy           51      Chief Financial Officer and Secretary
   Thomas W Wilson            74   Director and Compensation Committee Chairman
  **Edward C. Dmytryk         60      Director and Audit Committee Chairman

--------------
*Appointed CFO on 8/23/04
**Appointed Audit Committee Chairman  10/1/2004


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

Compliance with Section 16(a)
-----------------------------
         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. The Company believes that, during the year ended June 30, 2006, the Reporting Persons met all applicable Section 16(a) filing requirements

Code of Ethics
--------------
The Company adopted their code of ethics by unanimous board of directors vote in our October 2005 Board Meeting and is included by reference herein in Item 13, Exhibits.

Committees of the Board of Directors
------------------------------------
         Our board of directors has an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and responsibilities described below:

         Audit Committee. The audit committee provides assistance to the board of directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The audit committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy itself that the accountants are independent of management. The audit committee currently consists of Edward C. Dmytryk (Chairman) and Thomas W. Wilson Jr., each of whom is a non-management member of our board of directors. Edward C. Dmytryk is also our audit committee financial expert as currently defined under Securities and Exchange Commission rules. We believe that the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the Over-the-Counter Bulletin Board Stock Market and Securities and Exchange Commission rules and regulations. We intend to comply with future audit committee requirements as they become applicable to us.

         Compensation Committee. The compensation committee determines our general compensation policies and the compensation provided to our directors and officers. The compensation committee also reviews and determines bonuses for our officers and other employees. In addition, the compensation committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers our stock option plans and employee stock purchase plan. The current members of the compensation committee are Thomas W. Wilson Jr. (Chairman), and Edward C. Dmytryk, each of whom is a non-management member of our board of directors. We believe that the composition of our compensation committee meets the criteria for independence under, and the functioning of our compensation committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the Over-the-Counter Bulletin Board Stock Market and Securities and Exchange Commission rules and regulations. We intend to comply with future compensation committee requirements as they become applicable to us.

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



                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                         Item 10. Executive Compensation
                         -------------------------------

The following table sets forth information concerning the compensation paid to the Company's Chief Executive Officer, and all persons serving as the Company's most highly compensated executive officers other than its chief executive officer, who were serving as executive officers as of June 30, 2006 and whose annual compensation exceeded $100,000 during such year (collectively the "Named Executive Officers").

                                                    SUMMARY COMPENSATION TABLE

                                              Annual Compensation                  Long-Term Compensation Awards
                                              -------------------                  -----------------------------
                                                                                Restricted        Securities
                                                                 Other Annual      Stock          Underlying     LTIP
  Name and Principal        Year/                                Compensation      Awards        Options/SARs   Payouts
       Position            Period       Salary ($)    Bonus ($)       ($)            ($)              (#)         ($)
  ------------------       ------       ----------    ---------  ------------   -----------      ------------- ---------
  Randall K. Fields          2006        279,167*           -     71,126 (1)       45,833               -           -
   Chairman and CEO          2005        317,500*           -     61,037 (1)       50,000               -           -
                             2004        317,500*       4,377     46,760 (1)       50,000               -           -

     James Horton            2006        243,750**          -          -                -                           -
  President and COO          2005        270,833**          -          -                -           8,336

   William Dunlavy           2006        197,625            -          -           22,500                           -
         CFO                 2005        198,958            -          -                -           6,772           -
                             2004        100,000        4,377          -           50,000               -           -
---------------------

* A significant part of Mr. Fields salary is paid to a management company wholly owned by Mr. Fields.
** Mr. Horton joined the Company in September 2004 and resigned March 2006.

(1) These amounts include premiums paid on Life Insurance policies of $52,958, $46,622 and $27,614 for 2006, 2005 and 2004, respectively, Company car related expenses of $15,347, $13,003 and $14,880 for 2006, 2005 and 2004,
    respectively; and medical premiums of $2,821 and $1,412 for 2006 and 2005, respectively.

Stock Options Granted in the Last Fiscal Year
---------------------------------------------

         The following table sets forth information on grants of options to purchase shares of our common stock in fiscal year 2006 to our officers and directors.

                                                                    Individual Grants
                                     --------------------------------------------------------------------------------
                                                              % of Total Options and
                                     Number of Securities     Warrants Granted to      Exercise
                                     Underlying Options and   Employees & Directors    Price
Name                                 Warrants Granted         in Fiscal Year           ($/Sh)(1)      Expiration Date
------------------------------------ ------------------------ ------------------------ ------------- ----------------
William Dunlavy                              80,000                   86%                 $3.25         06/30/2011
Edward Dmytryk                                6,667                    7%                 $3.00         01/01/2008
Thomas Wilson                                 6,667                    7%                 $3.00         01/01/2008

(1) The exercise price was equal to 100% of the fair market value on the date of grant.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values
                                                                   Securities Underlying            Value of Unexercised
                              Shares Acquired on Value        Unexercised Options and Warrant      In-the-Money Options at
                                    June 30, 2006                   at June 30, 2006                     June 30, 2006
Name                        Exercise (#)    Realized ($)     Exercisable      Unexercisable     Exercisable     Unexercisable
----                        ------------    ------------     -----------      -------------     -----------     -------------
James Horton                      -            N/A             128,571             -                  N/A              -
Riverview Financial(1)            -            N/A             175,232             -           175,232.28              -
William Dunlavy                   -            N/A              10,000             -            15,000.00              -
William Dunlavy                   -            N/A               6,772             -                  N/A              -
William Dunlavy                   -            N/A              80,000             -                  N/A              -

(1) Riverview Financial is an affiliate of Mr. Fields.

Employment Agreement
--------------------
Park City Group has an employment agreement with its chief executive officer, Randall K. Fields, dated effective January 1, 2005, this agreement amends and replaces the agreement dated July 1, 2003. The compensation for Mr. Fields, under the terms of the agreement, provides for a portion of the compensation to be provided pursuant to an employment agreement and the balance to be provided pursuant to the terms of a services agreement between the Company and Fields Management, Inc., an executive management services provider, a company wholly owned by Mr. Fields. The term of the two agreements is five years ending June 30, 2008, with automatic one-year renewals. The combined agreements provide for:

         o  An annual base compensation of $350,000,
         o  Use of a company vehicle,
         o Employee benefits that are generally provided to Park City Group, Inc. employees, and
         o A bonus to be determined annually by the Compensation Committee of the Board of Directors.

Park City Group had an employment agreement with its President and chief operating officer, James Horton, dated effective September 1, 2004. Mr. Horton resigned from the Compamy on March 31, 2006. This agreement provided Mr. Horton with the following compensation:
         o  An annual base compensation of $325,000,
         o An annual bonus based on the percent of his base pay that is equal to the revenue growth of the Company provided that the company's revenue grows at least 25% and that the pretax profits grow at an equal or greater percent, 1/2 of this bonus will be paid in cash and 1/2 will be paid in stock,
         o Employee benefits that are generally provided to Park City Group, Inc. employees, and
         o Stock options equal to 3 to 1 for each share of stock purchased at a cost of $3.50 or the current market price, which ever is higher, through September 30, 2005 with an exercise price of $3.50 or the current market price, which ever is higher,
         o Stock options equal to 2 to 1 for each share of stock purchased at a cost of $3.50 or the current market price, which ever is higher, $3.50 or the current market price, which ever is higher, there after.

Fresh Market Manager LLC (FMM), formerly Cooper Fields LLC a subsidiary of Park City Group, Inc. had an employment agreement with its COO, William Dunlavy, dated effective May 1, 1999. This agreement provides Mr. Dunlavy with the following compensation:
         o  An annual base compensation of $115,000,
         o  An annual bonus of $25,000.
         o  1% ownership of FMM per year up to a maximum of 5%
NOTE: On September 28, 2006 Park City Group, Inc. issued a warrant to purchase 80,000 shares of common stock in satisfaction of the agreement dated July 1, 1999. See exhibit 10.12 & 10.13


Director Compensation
---------------------
The continuing outside directors, Edward C. Dmytryk and Thomas W. Wilson, Jr., receive the following compensation:

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

Stock Options and Warrants
--------------------------
The Company has stock option plans that enable it to issue to officers, directors, consultants and employees nonqualified and incentive options to purchase common stock. At June 30, 2006, a total of 93,288 of such options were outstanding with exercise prices ranging from $1.50 to $7.00 per share.

At June 30, 2006 a total of 896,837 warrants to purchase shares of common stock were outstanding. Of those warrants, 506,448 were issued in connection with certain debt financings; 128,571 were issued in connection with an equity investment by an officer; 181,818 were issued as a commission for placement of equity securities; and 80,000 were issued to an officer in satisfaction of employment agreement obligations. These warrants have exercise prices ranging from $2.00 to $3.65 per share and expire between August 16, 2007 and June 30, 2011.

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


                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

     Item 11. Security Ownership of Certain Beneficial Owners and Management
     -----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of September 28, 2006, for each person or entity that is known to beneficially own more than 5 percent of the Common Stock. As of September 28, 2006, there were 8,930,766 shares of Common Stock outstanding.

                                                                   Amount of
Title of                                                          Beneficial   Nature of
  Class      Name and Address of Beneficial Owner                 Ownership(1)  Ownership   Percent of Class
  -----      ------------------------------------                 -----------   ---------   ----------------
 Common      Randall K. Fields, Park City, Utah                     487,206         Direct         5.46%
 Common      Riverview Financial Corp., Park City, Utah (2)       3,845,140 (3)     Direct        43.05%
                                                                  ---------                       ------
                            Total                                 4,332,346                       48.51%
                                                                  =========                       ======

(1) Beneficial ownership is determined in accordance with SEC rules and generally includes holding voting and investment power with respect to the securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.
(2) Randall K. Fields is the president and 100% shareholder of Riverview Financial Corp.
(3) Includes warrants to purchase 175,232 shares of common stock and 2,688 shares of common stock held in the name Fields Management, Inc. a wholly owned subsidiary of Riverview Financial Corp.

Security Ownership of Management

The following table sets forth certain information with respect to the beneficial ownership of Common Stock as of September 28, 2006, for each of the directors, each of the Named Executive Officers, and all directors and executive officers as a group. As of September 28, 2006, there were 8,930,766 shares of Common Stock outstanding.

                                                                      Amoumt of
                                                                      Beneficial       Nature of
Title of Class    Name, Position and Address of Beneficial Owner     Ownership(1)       Ownership   Percent of Class
--------------    ----------------------------------------------      -----------       ---------   ----------------
Common            Randall K.  Fields, CEO, Chairman and Director        4,332,346 (2)  Direct and         48.51%
                  Park City, Utah                                                       Indirect

Common            Edward C.  Dmytryk, Director                             52,140 (3)    Direct             *
                  Ocala, Florida

Common            Thomas W.  Wilson Jr., Director                         300,218 (4)    Direct            3.37%
                  Westport, Connecticut

Common            William Dunlavy, CFO                                    132,314 (5)    Direct            1.49%
                  Park City, Utah

Common            Shaun Broadhead, Director of Research and                66,016 (6)    Direct             *
                  Development
                  Heber, Utah

Common            Carolyn Doll, VP of Marketing                            63,016 (7)    Direct             *
                  Heber, Utah

Common            Executive Officers & Directors as a Group             4,946,050                         55.39%
                                                                                                          ======
-----------------
* Less than 1%.

(1) Beneficial ownership is determined in accordance with SEC rules and generally includes holding voting and investment power with respect to the securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.
(2) Includes 3,845,140 shares of common stock beneficially owned by Riverview Financial Corp., which is 100% owned by Randall K. Fields.
(3) Includes options to purchase 14,167 shares of common stock.
(4) Includes options and warrants to purchase 100,014 shares of common stock.

(5) Includes options to purchase 96,772 shares of common stock.
(6) Includes options to purchase 7,000 shares of common stock.
(7) Includes options to purchase 4,000 shares of common stock.

Change in Control
-----------------
The Company is not currently engaged in any activities or arrangements that it anticipates will result in a change in control of the Company.

             Item 12. Certain Relationships and Related Transactions
             -------------------------------------------------------

The Company had a note payable to Riverview Financial Corporation (Riverview), in the principal amount of $3,296,406 at June 30, 2005 with accrued interest of $841,995. The chief executive of Riverview is also the chief executive of the Company. In June 2004, the Company issued 49,600 shares of common stock to Riverview to subordinate to the extended Whale Investments note. In March 2006 the note payable and accrued interest of $294,334 were converted to 1,324,693 shares of common stock. See Note 12 and 16 to the audited financial statements.

Riverview had loaned the Company $345,000 under a note payable bearing interest at 18%. Payments were made monthly for interest only, with the principal due in December 2005. Riverview was issued 17,143 shares of common stock as an inducement to make the loan. The note was extended in June 2004 to December 2005 and again in January 2006 to December 2006. The loan was retired with cash proceeds from a note payable funding from a bank in March 2006.

The Company's CEO has made loans to the Company through Riverview Financial Corp. a wholly owned entity, to cover short term cash needs pursuant to a line of credit promissory note payable. Repayments are made as funds are available, with an extended due date of June 15, 2007 and interest is at 12%. In February 2006, the line of credit the Company has with Riverview was cancelled and reissued in the amount of $800,000. The reissued line of credit carries an interest rate of 12% with a fee for draws on the line. There was no balance due under the line of credit at June 30, 2006. See note 7 to the audited financial statements.

In December 2002 the Company obtained a $2,000,000 note payable funding from Whale Investment, Ltd. The note bore interest at 18%, payable monthly, and was due in December 2005, as extended. Whale Investment, Ltd. is controlled by an individual who was already a shareholder of the Company at the time of the loan. The extended note was due December 2005 and the Company paid to Whale Investments $40,000 in cash and 20,000 in common stock valued at $80,000 as consideration for the extension. The note payable was retired with cash generated from operations in August 2005.


                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                Item 13. Exhibits
                                -----------------

Exhibits, Financial Statements and Schedules

The Consolidated Financial Statements of the Company and its subsidiaries are filed as part of this Report:

         o  Report of Independent Registered Public Accounting Firm
         o  Consolidated Balance Sheet as of June 30, 2006
         o Consolidated Statement of Operations for the years ended June 30, 2006 and 2005
         o Consolidated Statement of Stockholders' Deficit for the years ended June 30, 2006 and 2005
         o Consolidated Statement of Cash Flows for the years ended June 30, 2006 and 2005
         o  Notes to Consolidated Financial Statements

                Exhibit
                 Number                      Description
                 ------                      -----------

                  2.1 Reorganization Agreement by and Among Amerinet.com, Inc., Randall K. Fields and Riverview Financial Corp.
                           (1)
                  2.2      First Amendment to Reorganization Agreement (1)
                  2.3      Second Amendment to Reorganization Agreement (1)
                  3.1      Article Of Incorporation (2)
                  3.2      Certificate Of Amendment (3)
                  3.3      Bylaws (2)
                  3.4      Certificate of Amendment
                  10.1     Warrant To Purchase Common Stock (4)
                  10.2     Form Of Securities Purchase Agreement (5)
                  10.3     Placement Agent Agreement (5)
                  10.4     Form Of Warrant, Dated June 14, 2006 (5)
                  10.5     Consulting Services Agreement (7)
                  10.6     Right Of First Offer Agreement (7)
                  10.7     Warrant To Purchase Common Stock (8)
                  10.8     Employment Agreement Randall K. Fields
                  10.9     Employment Agreement William Ruby
                  10.10    Employment Agreement Patrick Paterson
                  10.11    Commercial Real Estate Lease - Pinebrook
                  10.12    Warrant to Purchase Common Stock
                  10.13 Accord and Satisfaction of an Employment Agreement with William Dunlavy
                  14.1     Code of Ethics (9)
                  31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
                  31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
                  32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350
                  32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350

         (1) Incorporated by reference from our Form 8-K dated June 13, 2001.
         (2) Incorporated by reference from our Form DEF 14C dated June 5, 2002.
         (3) Incorporated by reference from our Form 10-QSB for the year ended Sept 30, 2005.
         (4) Incorporated by reference from our Form 8-K dated November 27,
             2002.
         (5) Incorporated by reference from our Form 8-K dated June 14, 2006.
         (6) Incorporated by reference from our Form 10-KSB dated June 30, 2005.
         (7) Incorporated by reference from our Form 8-K dated August 05, 2005.
         (8) Incorporated by reference from our Form 8-K dated August 16, 2002.


                 Item 14. Principal Accounting Fees and Services
                 -----------------------------------------------

The Audit Committee has adopted policies and procedures to oversee the external audit process including engagement letters, estimated fees and solely pre-approving all permitted non-audit work performed by HJ & Associates, LLC and Tanner LC. The Committee has pre-approved all fees for work performed.

The Audit Committee has considered whether the services provided by HJ & Associates, LLC and Tanner LC as disclosed below in the captions "Audit-Related Fee", "Tax Fees" and "All Other Fees" and has concluded that such services are compatible with the independence of HJ & Associates, LLC and Tanner LC as the Company's principal accountants.

For the fiscal years 2006 and 2005, the Audit Committee pre-approved all services described below in the captions "Audit Fees", "Audit-Related Fees", "Tax Fees" and "All Other Fees". For fiscal year 2006 and 2005, no hours expended on HJ & Associates, LLC's and Tanner LC's engagement to audit the Company's financial statements were attributed to work performed by persons other than full-time, permanent employees of HJ & Associates, LLC and Tanner LC.

The aggregate fees billed for professional services by HJ & Associates, LLC in fiscal year 2006 and 2005 and Tanner LC in fiscal year 2005 for these various services were:

Type of Fees                        2006                  2005
----------------                  -------               -------
Audit Fees                        $49,500               $53,450
Audit-Related Fees                      -                     -
Tax Fees                                -                 8,400
All Other Fees                          -                     -
                                  -------               -------
Total                             $49,500               $64,850
                                  =======               =======



                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PARK CITY GROUP, INC.
                                              (Registrant)



Date: September 28, 2006                      By  /s/ Randall K. Fields
                                              ----------------------------------
                                              Principal Executive Officer,
                                              Chairman of the Board and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                      Title                           Date
      ---------                      -----                           ----

/s/ Randall K. Fields     Chief Executive Officer,            September 28, 2006
------------------------- Chairman of the Board and Director
Randall K. Fields         (Principal Executive Officer)


/s/ William Dunlavy       Chief Financial Officer and         September 28, 2006
------------------------- Secretary (Principal Financial
William Dunlavy           Officer)

/s/ Edward C. Dmytryk     Director                            September 28, 2006
-------------------------
Edward C. Dmytryk

/s/ Thomas W. Wilson, Jr. Director                            September 28, 2006
-------------------------
Thomas W. Wilson, Jr.

             Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Park City Group, Inc and Subsidiaries
Park City, Utah

We have audited the accompanying consolidated balance sheets of Park City Group, Inc. and Subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park City Group, Inc. and Subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
September 22, 2006

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                     PARK CITY GROUP, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets



 Assets                                                                         June 30, 2006    June 30, 2005
                                                                                ---------------  ---------------
 Current Assets:
     Cash and cash equivalents                                                  $    3,517,060   $      209,670
     Receivables, net of allowance of $126,324 and $56,000 at
       June 30, 2006 and 2005, respectively                                            103,190          327,214
     Other receivables                                                                 237,641           29,125
     Prepaid expenses and other current assets                                         173,687           37,060
                                                                                --------------   --------------

     Total current assets                                                            4,031,578          603,069
                                                                                ==============   ==============

 Property and equipment, net                                                            84,741          109,512
                                                                                --------------   --------------

 Other assets:
     Deposits and other assets                                                          29,958           25,000
     Capitalized software costs, net                                                   680,187          332,349
                                                                                --------------   --------------

     Total other assets                                                                710,145          357,349
                                                                                --------------   --------------
 Total assets                                                                   $    4,826,464   $    1,069,930
                                                                                ==============   ==============


 Liabilities and Stockholders' Equity (Deficit)

 Current liabilities:
     Accounts payable                                                           $      112,136   $      628,398
     Accrued liabilities                                                               230,061          316,706
     Deferred revenue                                                                  648,686          883,425
     Current portion of capital lease obligations                                       16,774           23,159
     Related party payable lines of credit                                                   -          619,743
     Related party accrued interest                                                          -          848,258
     Related party notes payable, net of discount of $12,375 at June 30, 2005                -          332,625
     Notes payable, net of discounts of $54,976 at June 30, 2005                             -        1,945,024
                                                                                --------------   --------------

     Total current liabilities                                                       1,497,281        5,597,338
                                                                                --------------   --------------

 Long-term liabilities:
     Long-term note payable, net of discount of $97,404                              1,842,596                -
     Long-term related party note payable, net of discount of
       $122,992 at June 30, 2005                                                             -        3,173,414
     Capital lease obligations, less current portion                                     4,948            2,127
                                                                                --------------   --------------

     Total long-term liabilities                                                     1,847,544        3,175,541
                                                                                --------------   --------------

 Total liabilities                                                                   3,344,825        8,772,879
                                                                                 --------------   --------------

 Commitments and contingencies

 Stockholders' equity (deficit):
     Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued
     Common stock, $0.01 par value, 50,000,000 shares authorized; 8,931,234 and 5,651,118 issued and outstanding at June 30, 2006 and 2005,
       respectively                                                                     89,312           56,511
     Additional paid-in capital                                                     20,564,933       12,806,743
     Accumulated deficit                                                           (19,172,607)     (20,566,203)
                                                                                --------------   --------------

 Total stockholders' equity (deficit)                                                1,481,638       (7,702,949)
                                                                                --------------   --------------
 Total liabilities and stockholders' equity (deficit)                           $    4,826,464   $    1,069,930
                                                                                ==============   ==============


See accompanying notes to consolidated financial statements.

                                       30

                                     PARK CITY GROUP, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Operations
                                   For the Years Ended June 30, 2006 and 2005

                                                                                    2006              2005
                                                                                -------------     -------------
Revenues:
Software licenses                                                               $   3,626,821     $     479,615
Maintenance and support                                                             2,271,997         2,312,308
Application server provider                                                           182,083           104,367
Consulting and other                                                                1,004,224           735,522
                                                                                -------------     -------------

                                                                                    7,085,125         3,631,812

Cost of revenues                                                                    1,586,535         1,448,726
                                                                                -------------     -------------

         Gross margin                                                               5,498,590         2,183,086
                                                                                -------------     -------------

Operating expenses:
Research and development                                                              292,191         1,019,411
Sales and marketing                                                                 1,375,794         1,337,318
General and administrative                                                          1,518,092         2,055,940
                                                                                -------------     -------------

         Total operating expenses                                                   3,186,077         4,412,669
                                                                                -------------     -------------

Income (loss) from operations                                                       2,312,513        (2,229,583)

Other income (expense):
Loss on derivative liability                                                          (34,513)                -
Interest expense                                                                     (884,404)       (1,178,454)
                                                                                -------------     -------------

Income (loss) before income taxes                                                   1,393,596        (3,408,037)

(Provision) benefit for income taxes                                                        -                 -
                                                                                -------------     -------------

         Net income (loss)                                                      $   1,393,596     $  (3,408,037)
                                                                                =============     =============

Weighted average shares, basic                                                      6,084,000         5,489,000
                                                                                =============     =============
Weighted average shares, diluted                                                    6,263,000         5,489,000
                                                                                =============     =============
Basic income (loss) per share                                                   $        0.23     $       (0.62)
                                                                                =============     =============
Diluted income (loss) per share                                                 $        0.22     $       (0.62)
                                                                                =============     =============


See accompanying notes to consolidated financial statements.

                                       31

                                     Park City Group, Inc. and Subsidiaries
                            Consolidated Statements of Stockholders' Equity (Deficit)
                                   For the Years Ended June 30, 2006 and 2005


                                   Common Stock       Additional
                                -------------------     Paid-In    Treasury     Accumulated
                                Shares       Amount     Capital      Stock         Deficit       Total
                                ------       ------     -------      -----         -------       -----
Balance, June 30, 2004        5,374,323     $53,743   $11,966,546   $   -      $(17,158,166)  $(5,137,877)

Common stock issued for:
      Compensation              173,817       1,738       470,517       -             -           472,255
      Services                   14,320         143        39,617       -             -            39,760
      Settlement                 41,300         413       164,787       -             -           165,200
      Debt refinancing            4,500          45        15,705       -             -            15,750
      Equity investment          42,857         429       149,571       -             -           150,000
Net loss                              -           -             -       -        (3,408,037)   (3,408,037)
                            ------------ ----------- ------------- ------------- ------------ ------------
Balance, June 30, 2005        5,651,118      56,511    12,806,743       -        (20,566,203)  (7,702,949)

Common stock issued for:
      Compensation               74,248         742       204,105       -             -           204,847
      Debt refinancing            4,500          45        15,705       -             -            15,750
      Debt conversion         1,324,693      13,247     3,460,356       -             -         3,473,603
      Exercise of options        58,571         586       116,557       -             -           117,143
      Cash, net of offering
        costs                 1,818,182      18,181     3,961,467       -             -         3,979,648

Net income                            -           -             -       -         1,393,596     1,393,596
                            ------------ ----------- ------------- ------------- ------------ ------------

Balance, June 30, 2006        8,931,312     $89,313   $20,564,933   $   -      $(19,172,607)  $ 1,481,638
                            ============ =========== ============= ============= ============ ============

See accompanying notes to consolidated financial statements.

                                       32

                                             PARK CITY GROUP, INC. AND SUBSIDIARIES
                                              Consolidated Statements of Cash Flows
                                           For the Years Ended June 30, 2006 and 2005



                                                                                       2006                  2005
                                                                                -----------------     -----------------
Cash flows from operating activities:
      Net income (loss)                                                         $       1,393,596     $      (3,408,037)
      Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
           Depreciation and amortization                                                  288,433               337,851
           Bad debt expense                                                                70,324               358,158
           Stock issued for services and expenses                                         204,849               677,215
           Stock issued for interest                                                      294,334                     -
           Amortization of discounts on debt                                              224,389               177,506
           (Increase) decrease in:
                Trade Receivables                                                         153,700               457,786
                Other receivables                                                        (208,515)              (29,125)
                Prepaids and other assets                                                (141,585)              169,109
           (Decrease) increase in:
                Accounts payable                                                         (516,262)              301,227
                Accrued liabilities                                                       (86,646)             (108,377)
                Deferred revenue                                                         (234,738)             (228,490)
                Related party payable                                                      97,000                     -
                Accrued interest, related party                                          (848,258)              500,859
                                                                                -----------------     -----------------

           Net cash provided by (used in) operating activities                            725,134              (794,318)
                                                                                -----------------     -----------------

Cash Flows From Investing Activities:
Purchase of property equipment                                                            (22,146)              (35,345)
Capitalization of software costs                                                         (564,651)                    -
Proceeds from disposal of property                                                              -                 3,400
                                                                                -----------------     -----------------

Net cash used in investing activities                                                    (586,797)              (31,945)
                                                                                -----------------     -----------------

Cash Flows From Financing Activities:
Net (payments) proceedse in lines of credit                                              (716,743)              619,743
Proceeds from issuances of stock, net of offering costs of $431,577                     4,434,764               150,000
Payment to extend note                                                                     (9,000)               (9,000)
Proceeds from debt                                                                      1,833,300                     -
Payments on notes payable and capital leases                                           (2,373,268)              (37,627)
                                                                                -----------------     -----------------

Net cash provided by financing activities                                               3,169,053               723,116
                                                                                -----------------     -----------------

Net increase (decrease) in cash and cash equivalents                                    3,307,390              (103,147)

Cash and cash equivalents at beginning of period                                          209,670               312,817
                                                                                -----------------     -----------------

Cash and cash equivalents at end of period                                      $       3,517,060     $       $ 209,670
                                                                                =================     =================




See accompanying notes to consolidated financial statements.

                                       33

                     Park City Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                         June 30, 2006 and June 30, 2005


1. Summary of Significant Accounting Policies, Organization and Principles of Consolidation

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

Principles of Consolidation
---------------------------
The financial statements presented herein reflect the consolidated financial position of Park City Group, Inc. and Subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

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

The Company's accounts receivable are derived from sales of products and services primarily to customers operating multi-location retail and grocery stores. At June 30, 2006, net accounts receivable includes amounts due from customers totaling $103,190.

During the year ended June 30, 2006, the Company received approximately $4.57 million of its revenue from new customers and approximately $2.5 million in revenue from existing customers for continued support and additional license sales.

During the years ended June 30, 2006 and 2005, the Company had sales to major customers that exceeded 10 percent of revenues are as follows:

2006
Customer A                        $3,547,185

2005
Customer B                          $489,045
Customer C                          $374,249

The Company also has an account receivable from a major customer as of June 30, 2006 as follows:

Customer D                          $141,623

Allowance for Doubtful Accounts Receivable
------------------------------------------
The Company offers credit terms on the sale of the Company's products to a significant majority of the Company's customers and require no collateral from these customers. The Company performs ongoing credit evaluations of the Company's customers' financial condition and maintains an allowance for doubtful accounts receivable based upon the Company's historical experience and a specific review of accounts receivable at the end of each period. As of June 30, 2006, the allowance for doubtful accounts was $126,324.

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

Software Development Costs
--------------------------
The Company accounts for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs, and SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers

From inception through January 2001, the Company viewed the software as an evolving product. Therefore, all costs incurred for research and development of the Company's software products through January 2001 were expensed as incurred. During January 2001, technological feasibility of a major revision to the Company's Fresh Market Manager and the Company's ActionManager 4x development platform was established. Development costs for Fresh Market Manager software incurred from January 2001 through September 2002, totaling $1,063,515, were capitalized. These costs are being amortized on a straight-line basis over four years, beginning in September 2002 when the product was available for general release to customers. During 2006 and 2005, $265,876 of the capitalized development costs were amortized into expense each year.

In July 2005 the Company reached technological feasibility on 1 new product and 2 major enhancements to existing product offerings. During the period July 2005 through June 2006 the Company capitalized $613,717 of development costs associated with these products and enhancements. We anticipate these products being available for general release in the later part of FY2007. We will continue capitalization until that time.

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

Earnings Per Share
------------------
The computation of basic (loss) earnings per common share is based on the weighted average number of shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 990,125 and 1,052,760 shares of common stock at prices ranging from $1.50 to $7.00 per share were outstanding at June 30, 2006 and 2005, respectively. Of these 431,807 and 1,052,760 for 2006 and 2005, respectively, were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

The shares used in the computation of the Company's basic and diluted earnings per common share are reconciled as follows:

                                                   June 30, 2006   June 30, 2005
                                                   -------------   -------------

Weighted average                                     6,084,000       5,489,000
Dilutive effect of options and warrants                179,000               -
                                                    ----------       ---------

Weighted average shares outstanding
  assuming dilution                                  6,263,000       5,489,000
                                                     =========       =========

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

Had compensation expense for the Company's option plan been determined based on fair value at the grant dates, as prescribed in SFAS No. 123 as amended by SFAS No. 148, the Company's net loss would have been as follows:

                                                     Year Ended      Year Ended
                                                       June 30,        June 30,
                                                           2006           2005

Net Income (Loss)
         As reported                                 $1,393,596    $(3,408,037)
         Pro forma                                   $1,113,946    $(4,038,715)

Income (loss) per common share-basic-as reported          $0.23         $(0.62)
Income (loss) per common share-diluted-as reported        $0.22         $(0.62)

Income (loss) per common share-basic-pro forma            $0.18         $(0.74)
Income (loss) per common share-diluted-pro forma          $0.18         $(0.74)


The weighted-average grant-date fair value of options granted during years ended June 30, 2006 and 2005 were $3.00 and $3.24 per share, respectively. The fair value for the options granted in 2006 and 2005 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                       6/30/06                    6/30/05
                                       -------                    -------
Risk-free interest rate             4.34% - 5.16%              1.63% - 3.73%
Expected life (in years)                    2 - 5                     2 - 10
Expected volatility                        369.58%                    404.47%
Expected dividend yield                      0.00%                      0.00%

The following table summarizes information about fixed stock options and warrants outstanding at June 30, 2006:

                                  Options and Warrants Outstanding                      Options and Warrants
                                          at June 30, 2006                          Exercisable at June 30, 2006
                                          ----------------                          ----------------------------
                                                   Weighted
                                                    average           Weighted                               Weighted
                                 Number           remaining            average              Number            average
            Range of     Outstanding at         contractual           exercise      Exercisable at           exercise
     exercise prices      June 30, 2006         life(years)              price       June 30, 2006              price
     ---------------      -------------         -----------              -----       -------------              -----
       $1.50 - $2.50            558,318                1.62             $ 1.98             558,318             $ 1.98
       $3.00 - $4.00            421,807                4.25               3.51             421,807               3.53
               $7.00             10,000                0.36               7.00              10,000               7.00
                                 ------                                                     ------

                                990,125                2.74             $ 2.69             990,125             $ 2.69
                                =======                                                    =======

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


2.       Liquidity

As shown in the consolidated financial statements for the fiscal year ended, June 30, 2006, the Company has achieved positive cash flow provided by operations in the amount of $725,134, compared to a ($794,318) cash deficit from operations in FYE 2005. Furthermore, during Fiscal Year Ending, June 30, 2006, the Company restructured its debt and equity portfolio, refinancing note payables and paying off a revolving line of credit from its net proceeds of issuing 3,636,364 shares of restricted common stock, as described under Item
1.01 of Form 8K date June 14, 2006. The total net proceeds to the company from this sale were approximately $4,570,000. The Company anticipates a comparative reduction in interest costs by approximately $800,000 during Fiscal Year Ending, June 30 2007.

In addition, the Company believes that cash flow from new business development and renewed contracts, as well as a reduction of liabilities from $8,772,879 to $3,344,826 combined with access to a $1.9 million revolving line of credit will provide the funds necessary to operate, and will allow the Company to fund its currently anticipated working capital, capital spending and debt service requirements during the year ended June 30, 2007.

For the year ended, June 30, 2006, the Company experienced a surge in revenue. The 95% increase in total comparative revenue, including seven new Supply Chain Profit Link business contracts that were initiated in 2006, the Company's anticipated release of SR5, and 2 new significant enhancements to existing products will provide current and future operating cash flows. The Company believes that anticipated revenue growth will allow the Company to meet its minimum operating cash requirements for Fiscal Year 2007. The financial statements do not reflect any adjustments should the Company's operations not be achieved.

Although the Company anticipates that it will meet its working capital requirements primarily through increased revenue, pay-downs on debt and other liabilities while controlling costs there can be no assurances that the Company will be able to meet its working capital requirements. Should the Company desire to raise additional equity or debt financing, there are no assurances that the Company could do so on acceptable terms.


3.       Receivables

Trade accounts receivable consist of the following at June 30, 2006 and 2005:

                                                                                     2006           2005
                                                                                     ----           ----
         Trade accounts receivable                                               $   229,512    $   383,214
         Allowance for doubtful accounts                                            (126,324)       (56,000)
                                                                                 -----------    -----------
                                                                                    $103,190       $327,214
                                                                                 ===========    ===========

Unbilled receivables consists of amounts recognized as revenue during the year for which invoices were sent subsequent to June 30, 2006

4.    Property and Equipment

Property and equipment are stated at cost and consist of the following at June 30, 2006 and 2005:

                                                                                     2006           2005
                                                                                     ----           ----
         Computer equipment                                                      $ 1,455,396    $ 1,408,546
         Furniture and equipment                                                     207,251        207,251
                                                                                 -----------    -----------
         Leasehold improvements                                                       85,795         85,795
                                                                                 -----------    -----------
                                                                                   1,748,442      1,701,592
         Less accumulated depreciation and amortization                           (1,663,701)    (1,592,080)
                                                                                 -----------    -----------
                                                                                 $    84,741    $   109,512
                                                                                 ===========    ===========

5.    Capitalized software costs

Capitalized software costs consists of the following at June 30, 2006 and 2005:

                                                                                     2006           2005
                                                                                     ----           ----
         Capitalized software costs                                              $ 1,677,234    $ 1,063,516
         Less accumulated amortization                                              (997,047)      (731,167)
                                                                                 -----------    -----------
                                                                                 $   680,187    $   332,349
                                                                                 ===========    ===========

      Estimated aggregate amortization expenses for each of the next five years is as follows:

         Year ending June 30:
         2007                                                $       66,470
         2008                                                       153,429
         2009                                                       153,430
         2010                                                       153,429
                                                             --------------
         2011                                                $      153,430
`                                                            ==============

6.        Accrued Liabilities

Accrued liabilities consist of the following at June 30, 2006 and 2005:
                                                                                     2006           2005
                                                                                     ----           ----
         Accrued vacation                                                        $   110,717    $   112,722
         Other accrued liabilities                                                    55,160         32,684
         Accrued compensation                                                         59,185        156,300
         Accrued board compensation                                                    5,000         15,000
                                                                                 -----------    -----------
                                                                                 $   230,062    $   316,706
                                                                                 ===========    ===========

7.       Related party line of credit

In February 2006 the Company arranged an unsecured, revolving line of credit with Riverview Financial Corp, a wholly owned affiliate of the Company's CEO. The line bears interest at 12% with a fee for advances, and is repaid as funds availability permits. The line of credit expires on June 15, 2007. The limit on this line of credit is $800,000; there was no balance due at June 30, 2006.

8.   Derivative Liability

In conjunction with raising capital through the issuance of convertible debt, the Company has issued various warrants that registration rights for the underlying shares. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's own Stock," the net value of the warrants at the date of issuance was recorded as long-term derivative liability on the balance sheet as of June 21, 2006 ($455,111) and the change in fair value from the date of issuance to June 30, 2006 has been included in loss on derivative liability ($34,513).


9.       Long-term notes payable

The Company had the following long-term notes payable at June 30, 2006 and 2005:

                                                               2006           2005
                                                               ----           ----
         Note payable to a Bank bearing interest at
         6.7%, due March 31, 2008, secured by a
         certificate of deposit issued by the same bank
         in and held in the name of Riverview Financial
         Corp., net of discount of $97,404                 $1,842,596     $        -

         Note payable to Riverview bearing interest at
         12% compounding, due July 31, 2007, unsecured,
         net of discount of $122,992                                -      3,173,414

         Capital lease obligation on computer
         equipment, due in monthly installments of
         $3,303 decreasing through December 2007,
         imputed interest rates of 10.9%                       21,722         25,286
                                                          -----------    -----------
                                                            1,864,318      3,198,700
         Less current portion of capital lease
         obligations                                          (16,774)       (23,159)
                                                          -----------    -----------
                                                           $1,847,544     $3,175,541
                                                          ===========    ===========

         Maturities of long-term debt at June 30, 2006 are as follows:

         Year ending June 30:
         2007                                                $       21,722
         2008                                                     1,842,596
                                                             --------------
                                                             $    1,847,544
                                                             ==============

Capital Leases: Amortization expense related to capitalized leases is included in depreciation expense and was $29,350 and $25,926 for the years ended June 30, 2006 and 2005, respectively. Accumulated depreciation was $88,159 at June 30, 2006. This amortized depreciation expenses relates to $122,825 of equipment purchased under capital lease agreements of which $54,908 is still under capital lease at June 30, 2006.


10.       Deferred Revenue

Deferred revenue consisted of the following at June 30, 2006 and 2005:

                                                2006           2005
                                                ----           ----
         License Sales                       $   17,817     $   17,817
         Consulting Services                    118,020         18,950
         Maintenance and Support                512,849        846,658
                                             ----------     ----------
                                             $  648,686     $  883,425
                                             ==========     ==========

11.      Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable differences.

Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of June 30, 2006 and 2005:

                                                              2006                      2005
                                                      --------------------       -------------------
Deferred tax assets:
      NOL Carryover                                   $          2,032,290       $         4,250,000
      Depreciation                                                  58,260                    52,000
      Allowance for Bad Debts                                       57,655                    22,000
      Accrued Expenses                                             296,165                   389,000

Deferred tax liabilities

Valuation allowance                                             (2,444,370)               (4,713,000)
                                                      --------------------       -------------------

Net deferred tax asset                                $                  -       $                 -
                                                      ====================       ===================

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2006 and 2005 due to the following:

                                                              2006                      2005
                                                      --------------------       -------------------
Book Income                                           $            543,310       $        (1,329,000)
Stock for Services                                                 128,960
Life Insurance                                                      34,220
Meals & Entertainment                                                5,065
NOL Utilization                                                   (711,555)
Other                                                                                         31,000
Valuation allowance                                                      -                 1,298,000
                                                      --------------------       -------------------
                                                      $                  -       $                 -
                                                      ====================       ===================

At June 30, 2006, the Company had net operating loss carryforwards of approximately $5,200,000 that may be offset against future taxable income from the year 2006 through 2026. No tax benefit has been reported in the June 30, 2006 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.


12.      Supplemental Disclosure of Cash Flow Information

Interest paid during the years ended June 30, 2006 and 2005 was $1,177,320 and $460,085, respectively. No income taxes were paid during the years ended June 30, 2006 or 2005.

Non-Cash Transactions Disclosure for the Years Ended June 30, 2006 and 2005:

                                                           2006       2005
                                                           ----       ----
    Common stock issued for debt refinancing            $   15,750    $15,750
    Common stock issued for debt conversion             $3,473,606    $     -
    Property and Equipment purchased by capital lease   $   24,703    $35,345



13. Commitments and Contingencies.

Operating Leases.
-----------------
Under terms originally entered into in September 1998 for office space the Company is currently paying $10,500 on a month-to-month basis. Total rent expense under this agreement for each of the years ended June 30, 2006 and 2005 was $122,000 and $114,000, respectively. The Company is currently negotiating a new office space lease agreement at another location.

The Company has entered into a lease at 3160 Pinebrook Drive, Park City, UT, 84098 and anticipates relocating to the new facility on or about November 1, 2006, possession to be determined by timing of build-out of leasehold improvements. The Company will lease approximately 10,000 square feet for a period of 3 years, with an option to renew for an additional 3 year increments. Monthly rent is $11,438 with annual increases of 3%.


14.      Employee Benefit Plan

The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 21 are eligible to participate. The Company, at its discretion, matches 50% of the first 4% of each employee's contributions. The Company currently does not match employee contributions. There were no expenses for the years ended June 30, 2006 and 2005.

15.      Stock Compensation Plans

Stock in Lieu of Cash Compensation. Beginning October 1, 2002, officers and management of the Company received a portion of their compensation in common stock of the Company. The number of shares was calculated based on the fair value of the shares at the end of each payroll period, with a floor price of $2.50 per share. During the year ended June 30, 2006 46,893 shares were issued with a fair value of $139,473.

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

As of June 30, 2006 there were outstanding to directors fully vested options outstanding to purchase 53,334 common shares at $2.00 - $7.00 per share, and expiring at various dates through January 2008.

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

A schedule of the options and warrants at June 30, 2006 and 2005 is as follows:

                                   Number of
                                   Options       Warrants       Price per Share

Outstanding at     July 1, 2004     66,181      1,437,224           $1.50-37.50
                        Granted     85,980        128,571            $1.50-3.50
                      Exercised          -              -                     -
                         Called          -              -                     -
                      Cancelled    (21,020)       (10,500)           $1.50-4.00
                        Expired    (22,210)      (611,465)          $2.00-37.50
                                  --------      ---------           -----------

Outstanding at    June 30, 2005    108,931        943,830            $1.50-7.00
                        Granted     13,334        261,818            $3.00-3.65
                      Exercised          -       (58,572)                 $2.00
                         Called          -              -                     -
                      Cancelled          -              -                     -
                        Expired    (28,977)      (250,239)           $1.50-4.00
                                  --------      ---------            ----------

Outstanding at    June 30, 2006     93,288        896,837            $1.50-7.00
                                    ======        =======            ==========

16.      Related Party Transactions

In March 2006, the Company obtained a Note Payable from a bank in the amount of $1,940,000. Riverview Financial Corporation (Riverview), a wholly owned affiliate of the Company's CEO, currently is the guarantor on this note payable and receives a fee of 3% of the outstanding balance of the note payable as consideration for the guarantee. See note 9.

The Company has a revolving Line of Credit with Riverview to cover short term cash needs pursuant to a promissory note payable. The credit facility has a maximum draw amount of $800,000 and bears interest at 12% with a fee for advances. Repayments are made as funds are available, with a due date of June 15, 2007. See note 7.

The Company had a note payable to Riverview Financial Corporation (Riverview), in the principal amount of $3,296,406 at June 30, 2005 with accrued interest of $841,995. In March 2006 the note payable and accrued interest of $294,334 were converted to 1,324,693 shares of common stock. See Note 12.

Riverview had loaned the Company $345,000 under a note payable bearing interest at 18% and an extended due date of December 2006. The loan was retired with cash proceeds from a note payable funding from a bank in March 2006.


17.      Subsequent Events

In July 2006, the Company filed an amendment to its articles of incorporation in the state of Nevada in order to effect a 1 for 50 reverse split and reduce the number of common shares authorized from 500,000,000 to 50,000,000. The split had an effective date of August 11th 2006. See exhibit 3.4 incorporated herein by reference. All references to common stock have been retroctively restated.

In September 2006, the Company entered into a lease at 3160 Pinebrook Drive, Park City, UT, 84098 and anticipates relocating to the new facility on or about November 1, 2006, possession to be determined by timing of build-out of leasehold improvements. The Company will lease approximately 10,000 square feet for a period of 3 years, with an option to renew for an additional 3 year increments.


18.      Recent Accounting Pronouncements

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