Form 10KSB/A
period 2006-06-30
PARK CITY GROUP INC
filed 2006-10-13
CIK 50471

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


Supermarket
-----------


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


Convenience Store
-----------------


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

Supplier
--------


As stated above, Supermarkets and Convenience Stores are increasingly dependent upon perishable departments for increased profitability. Suppliers are increasingly being pressured by retailers to provide economic incentives or assistance. Park City Group has developed Supply Chain Profit link to enable suppliers to provide that assistance.


Specialty Retail
----------------


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

Sales and Marketing
-------------------

Through a focused and dedicated sales effort designed to address the requirements of each of its business, Park City Group believes its sales force is positioned to understand its customers' businesses, trends in the marketplace, competitive products and opportunities for new product development. The Company's deep industry knowledge enables it to take a consultative approach in working with its prospects and customers. Park City Group's sales personnel focus on selling its technology solutions to major customers, both domestically and internationally.


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


         While the Company believes that the disclosure controls currently in place are adequate to prevent material misstatements, the Company has found significant internal control deficiencies in its accounting for property, plant and equipment and deficiencies in disclosure control. In conjunction with conducting a self-assessment and in preparation for compliance for Section 404 of the Sarbanes-Oxley Act of 2002, the Company is evaluating changing its policies to remedy these deficiencies.

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

                                                    SUMMARY COMPENSATION TABLE

                                              Annual Compensation                Long-Term Compensation Awards
                                              -------------------                -----------------------------
                                                                                Restricted        Securities
                                                                 Other Annual      Stock          Underlying     LTIP
  Name and Principal        Year/                                Compensation      Awards        Options/SARs   Payouts
       Position            Period       Salary ($)    Bonus ($)       ($)            ($)              (#)         ($)
  ------------------       ------       ----------    ---------  ------------   -----------      ------------- ---------

  Randall K. Fields          2006        279,167*           -     71,126 (1)       45,833               -           -
   Chairman and CEO          2005        317,500*           -     61,037 (1)       50,000               -           -
                             2004        317,500*       4,377     46,760 (1)       50,000               -           -

     James Horton            2006        243,750**          -          -                -                           -
  President and COO          2005        270,833**          -          -                -           8,336

   William Dunlavy           2006        197,625            -          (2)         22,500                           -
         CFO                 2005        198,958            -          -                -           6,772           -
                             2004        100,000        4,377          -           50,000               -           -
---------------------

* A significant part of Mr. Fields compensation is paid to a management company wholly owned by Mr. Fields. Effective October 2002, Mr. Fields agreed to voluntary reduction of cash compensation in exchange for restricted stock.
**  Mr. Horton joined the Company in September 2004 and resigned March 2006.

(1) These amounts include premiums paid on Life Insurance policies of $52,958, $46,622 and $27,614 for 2006, 2005 and 2004, respectively, Company car related expenses of $15,347, $13,003 and $14,880 for 2006, 2005 and 2004,
    respectively; and medical premiums of $2,821 and $1,412 for 2006 and 2005, respectively.
(2) 80,000 warrants were granted to Mr. Dunlavy effective June 30, 2006 incorporated by reference. See Exhibit 10.11.

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

(1) Riverview Financial is an affiliate of Mr. Fields.

Employment Agreement
--------------------

Park City Group has an employment agreement with its chief executive officer, Randall K. Fields, dated July 1, 2005. The compensation for Mr. Fields, under the terms of the agreement, provides for a portion of the compensation to be provided pursuant to an employment agreement and the balance to be provided pursuant to the terms of a services agreement between the Company and Fields Management, Inc., an executive management services provider, a company wholly owned by Mr. Fields. The term of the two agreements is five years ending June 30, 2008, with automatic one-year renewals. The combined agreements provide for:

         o An annual base compensation of $350,000. Effective October 2002, voluntary reduction of cash compensation, reduction paid in restricted stock,

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



Park City Group has an employment agreement with its Chief Financial Officer, William Dunlavy, dated effective July 1, 2006. This agreement provides Mr. Dunlavy with the following compensation:
         o  An annual base compensation of $225,000,
         o Employee benefits that are generally provided to Park City Group, Inc. employees,
         o  Participation in Senior Executive Bonus Plan, and
         o Stock options equal to 2 to 1 for each share of stock purchased, with an exercise price of $3.50 or the current market price, which ever is higher.


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


At June 30, 2006 a total of 896,837 warrants to purchase shares of common stock were outstanding. Of those warrants, 506,448 were issued in connection with certain debt financings; 128,571 were issued in connection with an equity investment by an officer; 181,818 were issued as a commission for placement of equity securities; and 80,000 were issued to an officer as additonal compensation. These warrants have exercise prices ranging from $2.00 to $3.65 per share and expire between August 16, 2007 and June 30, 2011.


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

Security Ownership of Management
--------------------------------

The following table sets forth certain information with respect to the beneficial ownership of Common Stock as of September 28, 2006, for each of the Named Executive Officers, all directors and 5% or greater shareholders as a group. As of September 28, 2006, there were 8,930,766 shares of Common Stock outstanding.

                                                                      Amoumt of
                                                                      Beneficial       Nature of
Title of Class    Name, Position and Address of Beneficial Owner     Ownership(1)       Ownership   Percent of Class
--------------    ----------------------------------------------      -----------       ---------   ----------------
Common            Randall K.  Fields, CEO, Chairman and Director        4,332,346 (2)  Direct and         48.51%
                  Park City, Utah                                                       Indirect

Common            Edward C.  Dmytryk, Director                             52,140 (3)    Direct             *
                  Ocala, Florida

Common            Thomas W.  Wilson Jr., Director                         300,218 (4)    Direct            3.37%
                  Westport, Connecticut

Common            William Dunlavy, CFO                                    132,314 (5)    Direct            1.49%
                  Park City, Utah

Common            Executive Officers & Directors as a Group             4,817,018                         53.94%
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

                Exhibit
                 Number                      Description
                 ------                      -----------

                  2.1 Reorganization Agreement by and Among Amerinet.com, Inc., Randall K. Fields and Riverview Financial Corp.
                           (1)
                  2.2      First Amendment to Reorganization Agreement (1)
                  2.3      Second Amendment to Reorganization Agreement (1)
                  3.1      Article Of Incorporation (2)
                  3.2      Certificate Of Amendment (3)
                  3.3      Bylaws (2)
                  3.4      Certificate of Amendment(9)
                  10.1     Warrant To Purchase Common Stock (4)
                  10.2     Form Of Securities Purchase Agreement (5)
                  10.3     Placement Agent Agreement (5)
                  10.4     Form Of Warrant, Dated June 14, 2006 (5)
                  10.5     Consulting Services Agreement (7)
                  10.6     Right Of First Offer Agreement (7)
                  10.7     Warrant To Purchase Common Stock (8)

                  10.8     Amended Employment Agreement Randall K. Fields
                  10.9     Services Agreement with Fields Management, Inc.
                  10.10    Commercial Real Estate Lease - Pinebrook(9)
                  10.11    Warrant to Purchase Common Stock(9)
                  10.12 Accord and Satisfaction of an Employment Agreement with William Dunlavy
                  10.13    Employment Agreement William Dunlavy
                  14.1     Code of Ethics (10)

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

         (1) Incorporated by reference from our Form 8-K dated June 13, 2001.
         (2) Incorporated by reference from our Form DEF 14C dated June 5, 2002.
         (3) Incorporated by reference from our Form 10-QSB for the quarter ended Sept 30, 2005.
         (4) Incorporated by reference from our Form 8-K dated November 27,
             2002.
         (5) Incorporated by reference from our Form 8-K dated June 14, 2006.
         (6) Incorporated by reference from our Form 10-KSB for the year ended June 30, 2005.
         (7) Incorporated by reference from our Form 8-K dated August 05, 2005.
         (8) Incorporated by reference from our Form 8-K dated August 16, 2002.

         (9) Incorporated by reference from our Form 10-KSB dated September 29, 2006.
        (10) Incorporated by reference from our Form 10-QSB dated November 10, 2005.


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

                                              PARK CITY GROUP, INC.
                                              (Registrant)



Date: October 13, 2006                         By  /s/ Randall K. Fields
                                              ----------------------------------
                                              Principal Executive Officer,
                                              Chairman of the Board and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                      Title                           Date
      ---------                      -----                           ----

/s/ Randall K. Fields     Chief Executive Officer,            October 13, 2006
------------------------- Chairman of the Board and Director
Randall K. Fields         (Principal Executive Officer)


/s/ William Dunlavy       Chief Financial Officer and         October 13, 2006
------------------------- Secretary (Principal Financial
William Dunlavy           Officer and Principal Accounting
                          Officer)

/s/ Edward C. Dmytryk     Director                            October 13, 2006
-------------------------
Edward C. Dmytryk

/s/ Thomas W. Wilson, Jr. Director                            October 13, 2006
-------------------------
Thomas W. Wilson, Jr.

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

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
September 22, 2006

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)


                                     PARK CITY GROUP, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets



 Assets                                                                         June 30, 2006    June 30, 2005
                                                                                ---------------  ---------------
 Current Assets:
     Cash and cash equivalents                                                    $  3,517,060     $    209,670
     Receivables, net of allowance of $126,324 and $56,000 at
       June 30, 2006 and 2005, respectively                                            103,190          327,214
     Unbilled receivables                                                              237,641           29,125
     Prepaid expenses and other current assets                                         173,687           37,060
                                                                                ---------------  ---------------

     Total current assets                                                            4,031,578          603,069
                                                                                ---------------  ---------------

 Property and equipment, net                                                            84,741          109,512
                                                                                ---------------  ---------------

 Other assets:
     Deposits and other assets                                                          29,958           25,000
     Capitalized software costs, net                                                   680,187          332,349
                                                                                ---------------  ---------------

     Total other assets                                                                710,145          357,349
                                                                                ---------------  ---------------
 Total assets                                                                     $  4,826,464     $  1,069,930
                                                                                ===============  ===============

 Liabilities and Stockholders' Equity (Deficit)

 Current liabilities:
     Accounts payable                                                             $    112,136     $    628,398
     Accrued liabilities                                                               230,062          316,706
     Deferred revenue                                                                  648,686          883,425
     Current portion of capital lease obligations                                       16,774           23,159
     Derivative liability                                                              489,624                -
     Related party payable lines of credit                                                   -          619,743
     Related party accrued interest                                                          -          848,258
     Related party notes payable, net of discount of $12,375 at June 30, 2005                -          332,625
     Notes payable, net of discounts of $54,976 at June 30, 2005                             -        1,945,024
                                                                                ---------------  ---------------

     Total current liabilities                                                       1,497,282        5,597,338
                                                                                ---------------  ---------------

 Long-term liabilities:
     Long-term note payable, net of discount of $97,404                              1,842,596                -
     Long-term related party note payable, net of discount of $122,992
       at June 30, 2005                                                                      -        3,173,414
     Capital lease obligations, less current portion                                     4,948            2,127
                                                                                ---------------  ---------------

     Total long-term liabilities                                                     1,847,544        3,175,541
                                                                                ---------------  ---------------

 Total liabilities                                                                   3,344,826        8,772,879
                                                                                ---------------  ---------------

 Commitments and contingencies

 Stockholders' equity (deficit):
     Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued
     Common stock, $0.01 par value, 50,000,000 shares authorized; 8,931,234 and
       5,651,118 issued and outstanding at June 30, 2006 and 2005, respectively          9,312           56,511
     Additional paid-in capital                                                     20,564,933       12,806,743
     Accumulated deficit                                                           (19,172,607)     (20,566,203)
                                                                                ---------------  ---------------

 Total stockholders' equity (deficit)                                                1,481,638       (7,702,949)
                                                                                ---------------  ---------------
 Total liabilities and stockholders' equity (deficit)                             $  4,826,464     $  1,069,930
                                                                                ===============  ===============

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

                                       31

                                     Park City Group, Inc. and Subsidiaries
                            Consolidated Statements of Stockholders' Equity (Deficit)
                                   For the Years Ended June 30, 2006 and 2005


                                   Common Stock       Additional
                                -------------------     Paid-In    Treasury     Accumulated
                                Shares       Amount     Capital      Stock         Deficit       Total
                                ------       ------     -------      -----         -------       -----
Balance, June 30, 2004        5,374,323     $53,743   $11,966,546   $   -      $(17,158,166)  $(5,137,877)

Common stock issued for:
      Compensation              173,817       1,738       470,517       -             -           472,255
      Services                   14,320         143        39,617       -             -            39,760
      Settlement                 41,300         413       164,787       -             -           165,200
      Debt refinancing            4,500          45        15,705       -             -            15,750
      Cash, net of offering
        costs                    42,857         429       149,571       -             -           150,000
Net loss                              -           -             -       -        (3,408,037)   (3,408,037)
                            ------------ ----------- ------------- ------------- ------------ ------------
Balance, June 30, 2005        5,651,118      56,511    12,806,743       -        (20,566,203)  (7,702,949)

Common stock issued for:
      Compensation               74,248         742       204,105       -             -           204,847
      Debt refinancing            4,500          45        15,705       -             -            15,750
      Debt conversion         1,324,693      13,247     3,460,356       -             -         3,473,603
      Exercise of options        58,571         586       116,557       -             -           117,143
      Cash, net of offering
        costs                 1,818,182      18,181     3,961,467       -             -         3,979,648

Net income                            -           -             -       -         1,393,596     1,393,596
                            ------------ ----------- ------------- ------------- ------------ ------------

Balance, June 30, 2006        8,931,312     $89,312   $20,564,933   $   -      $(19,172,607)  $ 1,481,638
                            ============ =========== ============= ============= ============ ============

See accompanying notes to consolidated financial statements.

                                       32

                                             PARK CITY GROUP, INC. AND SUBSIDIARIES
                                              Consolidated Statements of Cash Flows
                                           For the Years Ended June 30, 2006 and 2005



                                                                                       2006                  2005
                                                                                -----------------     -----------------
Cash flows from operating activities:
      Net income (loss)                                                               $ 1,393,596          $ (3,408,037)
      Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities:
           Depreciation and amortization                                                  288,433               337,851
           Bad debt expense                                                                70,324               358,158
           Loss on derivative liability                                                    34,513                     -
           Stock issued for services and expenses                                         204,849               677,215
           Amortization of discounts on debt                                              224,389               177,506
           (Increase) decrease in:
                Trade Receivables                                                         153,700               457,786
                Other receivables                                                        (208,515)              (29,125)
                Prepaids and other assets                                                (141,585)              169,109
           (Decrease) increase in:
                Accounts payable                                                         (516,262)              301,227
                Accrued liabilities                                                       (86,646)             (108,377)
                Deferred revenue                                                         (234,738)             (228,490)
                Related party payable                                                      97,000                     -
                Accrued interest, related party                                          (553,924)              500,859
                                                                                ------------------   -------------------

           Net cash provided by (used in) operating activities                            725,134              (794,318)
                                                                                ------------------   -------------------

Cash Flows From Investing Activities:
  Purchase of property and equipment                                                      (22,146)              (35,345)
  Capitalization of software costs                                                       (564,651)                    -
  Proceeds from disposal of property                                                            -                 3,400
                                                                                ------------------   -------------------

Net cash used in investing activities                                                    (586,797)              (31,945)
                                                                                ------------------   -------------------

Cash Flows From Financing Activities:
  Net (payments) proceeds in lines of credit                                             (716,743)              619,743
  Proceeds from issuances of stock, net of offering costs of $431,577                   4,434,764               150,000
  Payment to extend note                                                                   (9,000)               (9,000)
  Proceeds from debt                                                                    1,833,300                     -
  Payments on notes payable and capital leases                                         (2,373,268)              (37,627)
                                                                                ------------------   -------------------

Net cash provided by financing activities                                               3,169,053               723,116
                                                                                ------------------   -------------------

Net increase (decrease) in cash and cash equivalents                                    3,307,390              (103,147)

Cash and cash equivalents at beginning of period                                          209,670               312,817
                                                                                ------------------   -------------------

Cash and cash equivalents at end of period                                            $ 3,517,060          $    209,670
                                                                                ==================   ===================

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

8.   Derivative Liability

In conjunction with raising capital through the issuance of convertible debt, the Company has issued various warrants that have registration rights for the underlying shares. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's own Stock," the net value of the warrants at the date of issuance was recorded as long-term derivative liability on the balance sheet as of June 21, 2006 $ 455,111 and the change in fair value from the date of issuance to June 30, 2006 has been included as a loss on derivative liability in the amount of $ 34,513 reflected on the Consolidated Statement of Operations. The total derivative liability as of June 30, 2006 was $489,624.


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

Officers, Key Employees, Consultants and Directors Stock Compensation. In January 2000, the Company entered into a non-qualified stock option & stock incentive plan. Officers, key employees, consultants and directors of the Company are eligible to participate. The maximum aggregate number of shares which may be granted under this plan was originally 20,000 and was subsequently amended to 40,000 on March 8, 2000. The plan is administered by a Committee. The exercise price for each share of common stock purchasable under any incentive stock option granted under this plan shall be not less than 100% of the fair market value of the common stock, as determined by the stock exchange on which the common stock trades on the date of grant. If the incentive stock option is granted to a shareholder who possesses more than 10% of the Company's voting power, then the exercise price shall be not less than 110% of the fair market value on the date of grant. Each option shall be exercisable in whole or in installments as determined by the Committee at the time of the grant of such options. All incentive stock options expire after 10 years. If the incentive stock option is held by a shareholder who possesses more than 10% of the Company's voting power, then the incentive stock option expires after five years. If the option holder is terminated, then the incentive stock options granted to such holder expire no later than three months after the date of termination. For options holders granted incentive stock options exercisable for the first time during any fiscal year and in excess of $100,000 (determined by the fair market value of the shares of common stock as of the grant date), the excess shares of common stock shall not be deemed to be purchased pursuant to incentive stock options.


Effective June 30, 2006 the Board of Directors authorized the granting to the Company's CFO warrants to acquire 80,000 shares of common stock at $3.25 per share with a five year term.


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