Form 10QSB
period 2006-09-30
PARK CITY GROUP INC
filed 2006-11-14
CIK 50471

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

Commission File Number 000-03718

PARK CITY GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

333 Main Street, P.O. Box 5000; Park City, Utah 84060
(Address of principal executive offices)

(435) 649-2221
(Registrant’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 10, 2006
Common Stock, $.01 par value	8,930,766 662 shareholders

PARK CITY GROUP, INC.

Table of Contents to Quarterly Report on Form 10-QSB

                                          PART I - FINANCIAL INFORMATION

Item 1         Financial Statements

                    Consolidated Condensed Balance Sheets as of September 30, 2006 (Unaudited) and June            3
                    30, 2006

                    Consolidated Condensed Statements of Operations for the Three Months Ended September           4
                    30, 2006 and 2006 (Unaudited)

                    Consolidated Condensed Statements of Cash Flows for the Three Months Ended September           5
                    30, 2006 and 2006 (Unaudited)

                    Notes to Consolidated Condensed Financial Statements                                           6

Item 2         Management's Discussion and Analysis or Plan of Operation                                          10

Item 3         Controls and Procedures                                                                            13

                                              PART II - OTHER INFORMATION

Item 1         Legal Proceedings                                                                                  14

Item 2         Unregistered Sales of Equity Securities and Use of Proceeds                                        14

Item 3         Defaults Upon Senior Securities                                                                    14

Item 4         Submission of Matters to a Vote of Security Holders                                                14

Item 5         Other Information                                                                                  14

Item 6         Exhibits                                                                                           14

Exhibit 31     Certification of Principal Executive Officer and Principal Financial Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(Balance of the page intentionally left blank)

PARK CITY GROUP, INC.

Consolidated Condensed Balance Sheets

	September 30, 2006	June 30, 2006 (unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,611,486	$3,517,060
Receivables, net of allowance $138,716 and $126,324 at September 30, 2006 and June 30, 2006, respectively	113,643	103,190
Unbilled receivables	249,905	237,641
Prepaid expenses and other current assets	199,474	173,687

Total current assets	3,174,508	4,031,578

Property and equipment, net	84,220	84,741

Other assets:
Deposits and other assets	27,997	29,958
Capitalized software costs, net	737,982	680,187

Total other assets	765,979	710,145

Total assets	$4,024,707	$4,826,464

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$218,446	$112,136
Accrued liabilities	179,271	230,062
Deferred revenue	413,358	648,686
Derivative liability	433,363	489,624
Current portion of capital lease obligations	14,193	16,774

Total current liabilities	1,258,631	1,497,282

Long-term liabilities
Long-term note payable, net of discount of $80,025 at September 30, 2006 and $97,404 at June 30, 2006, respectively	1,859,975	1,842,596
Capital lease obligations, less current portion	1,714	4,948

Total long-term liabilities	1,861,689	1,847,544

Total liabilities	3,120,320	3,344,826

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 8,930,766 and 8,931,234 issued and outstanding at September 30, 2006 and June 30, 2006, respectively	89,308	89,312
Additional paid-in capital	20,531,750	20,564,933
Accumulated deficit	(19,716,671)	(19,172,607)

Total stockholders' equity	904,387	1,481,638

Total liabilities and stockholders' equity	$4,024,707	$4,826,464

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (Unaudited)
For the Three Months Ended September 30,

	2006	2005
Revenues:
Software licenses	$-	$2,630,453
Maintenance and support	448,203	608,446
Application Service Provider	21,250	48,900
Consulting and other	116,442	411,066

	585,895	3,698,865
Cost of revenues	359,730	404,651

Gross margin	226,165	3,294,214

Operating expenses:
Research and development	84,442	235,909
Sales and marketing	259,115	283,200
General and administrative	457,207	313,155

Total operating expenses	800,764	832,264

(Loss) income from operations	(574,599)	2,461,950
Other income (expense):
Gain on derivative liability	56,261	-
Interest expense	(25,726)	(297,135)

(Loss) income before income taxes	(544,064)	2,164,815
(Provision) benefit for income taxes	-	-

Net (loss) income	$(544,064)	$2,164,815

Weighted average shares, basic	8,931,000	5,657,000

Weighted average shares, diluted	8,931,000	5,680,000

Basic (loss) income per share	$(0.06)	$0.38

Diluted (loss) income per share	$(0.06)	$0.38

See accompanying notes to consolidated condensed financial statements.

(Balance of page intentionally left blank)

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended September 30,

	2006	2005
Cash flows from operating activities:
Net (loss) income	$(544,064)	$2,164,815
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	82,508	83,571
Gain from derivative liability	(56,261)	-
Amortization of discounts on debt	17,379	73,887
Bad debt expense	12,392	(3,000)
Stock issued for services and expenses	-	21,499
(Increase) decrease in:
Trade Receivables	(22,845)	(194,521)
Unbilled receivables	(12,264)	-
Prepaids and other assets	(23,826)	(87,136)
(Decrease) increase in:
Accounts payable	106,310	(454,484)
Accrued liabilities	(50,791)	(127,345)
Deferred revenue	(235,328)	626,089
Accrued interest, related party	-	138,844

Net cash (used in) provided by operating activities	(726,790)	2,242,219

Cash Flows From Investing Activities:
Purchase of property and equipment	(15,518)	(3,046)
Capitalization of software costs	(124,264)	-

Net cash used in investing activities	(139,782)	(3,046)

Cash Flows From Financing Activities:
Net decrease in line of credit - related party	-	(283,556)
Offering costs associated with issuance of stock	(33,187)	-
Payments on notes payable and capital leases	(5,815)	(2,005,845)

Net cash used in financing activities	(39,002)	(2,289,401)

Net decrease in cash	(905,574)	(50,228)
Cash at beginning of period	3,517,060	209,670

Cash at end of period	$2,611,486	$159,442

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-

Cash paid for interest	$44,400	$88,141

See accompanying notes to consolidated condensed financial statements.

(Balance of page intentionally left blank)

PARK CITY GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Park City Group, Inc. (the "Company") is incorporated in the state of Nevada, and the Company's 98.76% owned subsidiary Park City Group, Inc. is incorporated in the state of Delaware. All inter-company transactions and balances have been eliminated in consolidation.

The Company designs, develops, markets and supports proprietary software products. These products are designed to be used in retail businesses having multiple locations to assist in the management of business operations on a daily basis and communicate results of operations in a timely manner. In addition the Company has built a consulting practice for business improvement that centers around the companies proprietary software products. The principal markets for the Company’s products are retail companies, financial services, branded food manufacturers and display manufacturing companies which have operations in North America and, to a lesser extent, in Europe and Asia.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10-KSB, are adequate to make the information presented not misleading. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the year ending June 30, 2007.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s critical accounting policies and estimates include, among others, valuation allowances against deferred income tax assets, impairment and useful lives of long-lived assets, revenue recognition and stock-based compensation.

Net Income (Loss) Per Common Share
Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income (loss) per common share.

For the three months ended September 30, 2006 and 2005 options and warrants to purchase 988,813 and 321,059 shares of common stock were not included in the computation of diluted EPS due either to the dilutive effect from a net loss or a strike price in excess of market price. Using the treasury stock method 22,765 shares were assumed repurchased and added to the shares outstanding for the computation of diluted EPS for the three months ended September 30, 2005.

Reverse Stock Split
On August 11, 2006, the Company effected 1-for-50 reverse stock split. All references to the equity of the Company in this document reflect the effects of this action.

Off-Balance Sheet Arrangements
Off-balance sheet arrangements, as defined by the SEC, include certain transactions, agreements, or other contractual arrangements pursuant to which a company has any obligation under certain guarantee contracts, certain retained or contingent interests in assets transferred to an unconsolidated entity, any obligation under certain derivative investments, or any obligation under a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support or engages in leasing, hedging or research and development services with us. Currently the company has no Off Balance Sheet Arrangements.

NOTE 3 – LIQUIDITY

As shown in the consolidated condensed financial statements, the Company had a loss of $544,064 for the three months ending September 30, 2006 and produced income of $2,164,815 for the same quarter in 2005. The difference is due to a large non-recurring sale in 2005. Current assets were in excess of current liabilities at September 30, 2006, giving the Company working capital of $1,915,877 The Company had negative cash flow from operations during the three months ended September 30, 2006.

The Company believes that current working capital and cash flows from sales will allow the Company to fund its currently anticipated capital spending and debt service requirements during the year ended June 30, 2007. The financial statements do not reflect any adjustments should the Company’s operations not be achieved.

NOTE 4 – STOCK-BASED COMPENSATION

Prior to July 1, 2006, as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company accounted for its stock options, warrants and plans following the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock issued to Employees,” and related interpretations. Accordingly, no stock-based compensation expense had been reflected in the Company’s statements of operations as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that point in time.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share Based Payment.” This statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.

Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, the Company recorded compensation expense on a straight-line basis for the three months ended September, 2006, for: (a) the vesting of options granted prior to July 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to July 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)). In accordance with the modified prospective application method, results for the three months ended September 30, 2005 have not been restated.

The following pro-forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the effect on net income (loss) and net income (loss) per common share for the three months ended September 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to July 1, 2006:

Three Months ended September 30, 2005
Net Income available to common shareholders, as
reported	$2,164,815
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	-
Deduct: Total stock-based employee compensation expense
determined under the fair value based method for all awards,
net of related tax effects	(14,325)

Net income - pro forma	$2,150,490

Income per share:
Basic - as reported	$0.38

Diluted - as reported	$0.38

Basic - pro forma	$0.38

Diluted - pro forma	$0.38

Park City Group has employment agreements with executives. One provision of these agreements is for a stock bonus. 25% of these bonuses are to be paid on each of their first four anniversary dates.

o	Agreement with Vice President, dated effective December 28, 2005 is payable in 3,571 share increments for a total of 14,284 shares.
o	Agreement with Director of Marketing, dated effective January 1, 2006 is payable in 3,571 share increments for a total of 14,284 shares.

NOTE 5 – OUTSTANDING STOCK OPTIONS

The following tables summarize information about fixed stock options and warrants outstanding and exercisable at September 30, 2006:

                                  Options and Warrants Outstanding                      Options and Warrants
                                       at September 30, 2006                      Exercisable at September 30, 2006
                     ---------------------------------------------------------  --------------------------------------
                                                   Weighted
                                                    average           Weighted                               Weighted
                                 Number           remaining            average              Number            average
           Range of      Outstanding at         contractual           exercise      Exercisable at           exercise
    exercise prices  September 30, 2006         life(years)              price  September 30, 2006              price
    ---------------  ------------------         -----------           --------  ------------------          ---------
       $1.50 - $2.50            558,318                1.37             $ 1.98             558,318             $ 1.98
       $3.00 - $4.00            420,495                4.01               3.51             420,495               3.51
               $7.00             10,000                0.11               7.00              10,000               7.00
                           ------------              ------             ------          ----------             ------
                                988,813                2.50             $ 2.68             988,813             $ 2.68
                           ============              ======             ======          ==========             ======

NOTE 6 – RELATED PARTY TRANSACTIONS

In March 2006, the Company obtained a Note Payable from a bank in the amount of $1,940,000. Riverview Financial Corporation (Riverview), a wholly owned affiliate of the Company’s CEO, currently is the guarantor on this note payable and receives a fee of 3% per year of the outstanding balance of the note payable paid monthly as consideration for the guarantee.

The Company has a revolving Line of Credit with Riverview to cover short term cash needs pursuant to a promissory note payable. The credit facility has a maximum draw amount of $800,000 and bears interest at 12% with a fee for advances. Repayments are made as funds are available, with a due date of June 15, 2007. There was a zero balance due on the Line of Credit at September 30, 2006 and June 30, 2006.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following as of:

                                                                                September 30,       June 30,
                                                                                     2006             2006
                                                                                 -----------      -----------
         Computer equipment                                                      $ 1,470,914      $ 1,455,396
         Furniture and equipment                                                     207,251          207,251
         Leasehold improvements                                                       85,795           85,795
                                                                                 -----------      -----------
                                                                                   1,763,960        1,748,442
         Less accumulated depreciation and amortization                           (1,679,740)      (1,663,701)
                                                                                 -----------      -----------
                                                                                 $    84,220      $    84,741
                                                                                 ===========      ===========

NOTE 8 – CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following as of:

                                                                                September 30,       June 30,
                                                                                     2006             2006
                                                                                 -----------      -----------
         Capitalized software costs                                              $ 1,801,498      $1,677,234
         Less accumulated amortization                                            (1,063,516)       (997,047)
                                                                                 -----------      ----------
                                                                                 $   737,982      $  680,187
                                                                                 ===========      ==========

NOTE 9 – ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:

                                                                                September 30,       June 30,
                                                                                     2006             2006
                                                                                 -----------      -----------
         Accrued vacation                                                        $   104,760      $   110,717
         Other accrued liabilities                                                    39,910           55,160
         Accrued compensation                                                         24,185           59,185
         Accrued interest                                                              5,416                -
         Accrued board compensation                                                    5,000            5,000
                                                                                 -----------      -----------
                                                                                 $   179,271      $   230,062
                                                                                 ===========      ===========

NOTE 10 – DERIVATIVE LIABILITY

In conjunction with raising capital through the issuance of convertible debt, the Company has issued various warrants that have registration rights for the underlying shares. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock,” the fair value of the warrants at the date of issuance was recorded as a derivative liability on the balance sheet, and is revalued at each reporting date. The balance was $489,624 as of June 30, 2006, and the change in fair value from June 30, 2006 to September 30, 2006 has been included as a gain on derivative liability in the amount of $56,261 reflected on the Consolidated Condensed Statement of Operations. The total derivative liability as of September 30, 2006 was $433,363.

(Balance of the page intentionally left blank)

Item 2. Management’s Discussion and Analysis or Plan of Operation.
Form 10-KSB for the year ended June 30, 2006 incorporated herein by reference.

Forward-Looking Statements
This quarterly report on Form 10-QSB contains forward looking statements. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our Form 10-KSB annual report at June 30, 2006, incorporated herein by reference. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview;
Park City Group develops and markets computer software and profit optimization consulting services that help its retail customers to reduce their inventory and labor costs; the two largest controllable expenses in the retail industry, while increasing the customer’s sales and gross margin. Our products, Fresh Market Manager, ActionManager™ and Supply Chain Profit Link are designed to address the needs of retailers in store operations management, manufacturing and both durable goods and perishable product management. Because the product concepts originated in the environment of actual multi-unit retail chain ownership, the products are strongly oriented to an operation’s bottom line results. The products use a contemporary technology platform that is capable of supporting existing offerings and can also be expanded to support related products.

        We have experienced recent significant developments that we expect to have a positive impact on our company, although there is no assurance that the expected positive impact will take place. Recent developments include the following:

o	During the first quarter, we expanded our Supply Chain profit link clients by 1 new supplier and 3 new retailers.
o	We have come to an agreement with one retailer to expand Supply Chain Profit Link to their major produce suppliers
o	We have expanded our off shore development, QA and business analytic teams in India
o	We currently have 9 implementations in progress.
o	During the first quarter, we experienced an increase in tier 1 retailers and suppliers who are in the preliminary stages of the sales process.

Three Months Ended September 30, 2006 and 2005
Total revenues were $585,895 and $3,698,865 for the quarters ended September 30, 2006 and 2005, respectively, an 84% decrease. There were no software license revenues for the quarter ended September 30, 2006 as compared to $2,630,453 for the quarters ended September 30, 2005, a 100% decrease. This decrease is primarily attributable to a large software license sale in the quarter ended September 30, 2005. This is characteristic of the company’s history of lump software license sales and the company, due to the average size of our license sale, the sales cycle of our products and timing differences.

Maintenance and support revenues were $448,203 and $608,446 for the quarters ended September 30, 2006 and 2005, respectively, a decrease of 26%. This decrease is primary attributable to the loss of three maintenance customers, who have transitioned from a maintenance contract and engaged  Park City Group to run their software on our server platform and will be paying for any upgrades as required. The Company had one customer  who, as a result of bankruptcy, has reduced the number of stores they operate over the last year.

Application Service Provider (ASP) revenues were $21,250 and $48,900, respectively for the quarters ending September 30, 2006 and 2005; a decrease of 57%. This decrease was the result of the loss of two customers, and an aggressive program the company has instituted to increase the number of Manufacturers using the Supply Chain Profit Link. Consulting and other revenue was $116,442 and $411,066 for the quarters ended September 30, 2006 and 2005, respectively, a 72% decrease. This decrease is due to the completion of a large project that was begun in the quarter ended September 30, 2005, and the timing around current billings.

Cost of revenues, as a percent of total revenues was 61% and 11% for the quarters ended September 30, 2006 and 2005, respectively. This increase is due to the limited expenses incurred with license revenues as compared to other revenue categories. The large license sale in Q1-2006 decreased the cost of revenues as a percent of total revenue.

Research and development expenses were $84,442 and $235,909 for the quarters ended September 30, 2006 and 2005 respectively, an 64% decrease. This decrease is due to the capitalization of software development costs associated with new projects. The company has also started to utilize off-shore development resources.

Sales and marketing expenses were $259,115 and $283,200 for the quarters ended September 30, 2006 and 2005, respectively, a 9% decrease over the previous year. The company continues to deploy a commissioned based sales force which allows us to maintain a lower fixed level of costs to generate sales. The company decided in March of this year to expand its sales force and marketing efforts whose cost were offset by the exit of the company’s president at that time. We believe that this additional sales effort will take at least 9 months to generate sales increases.

General and administrative expenses were $457,207 and $313,155 for the quarters ended September 30, 2006 and 2005, respectively a 46% increase. This increase is due to additional Investor Relations consulting work, payment to a recruiter for a new hire and additional legal fees associated with a pending patent lawsuit. The company has identified several of its patents have been violated and will continue to defend both current and future patents on its software development.

In addition to an increase in consulting and legal fees, the company has increased its accounting and finance personnel to improve the reporting and managerial accounting function within the organization and allow Mr. Dunlavy to increase his participation with operational directives to increase revenues and mitigate cost of sales.

Liquidity and Capital Resources
The Company has financed its operations principally through private equity sales and loans from the majority shareholder Riverview Financial (Riverview), which is controlled by the CEO of the Company. We have raised net proceeds of $4,000,000 through the sale of common stock from July 1, 2004 though September 30, 2006. As of September 30, 2006, we had cash and cash equivalents of $2,611,486 compared to $3,517,060 as of June 30, 2006.

In March 2006 the Company converted or refinanced with a bank all of the notes payable held by Riverview. The conversion and refinance, resulted in the reduction of Long-Term Liabilities by approximately $1.2 million and a reduction of Current Liabilities by approximately $2 million.

The Company had shareholder equity of $904,387 and $1,481,638 at September 30, 2006 and June 30, 2006, respectively.

The Company had a net loss of $544,064 versus net income of $2,164,815 for the three months ended September 30, 2006 and 2005, respectively.

Net cash used in operating activities was $726,790 for the three months ended September 30, 2006 compared to net cash provided of $2,242,219, for the same period in 2005. The decrease in cash from operations was attributable to a large sale in the three months ended 2005, that was not recurring in nature.

Net cash used in investing activities was $139,782 and $3,046 during the three months ended September 30, 2006 and 2005, respectively. The increase in cash used in investing was due to the capitalization of new product development costs in 2006.

Net cash used in financing activates decrease from $2,289,401 for the three months ended September 30, 2005 to $39,002 for the current period. This decrease is attributable to the payoff of a note payable with Triplenet Investments during the three months ended September 30, 2005.

We have a bank credit facility equal to 75% of our outstanding accounts receivable up to 120 days with a maximum of $200,000. As of September 30, 2006, we had no outstanding borrowings under this credit facility. We have achieved year over year profitability. However, as a result of our sales cycle, large contracts, and the timing differences associated with our business model, there can be no assurance that we will be successful in our efforts to continue profitable operations on a period to period basis. If we are unable to operate profitably on ongoing basis we may be required to reduce operations, reduce or discontinue further research and development, and/or reduce or eliminate further acquisition activities.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies include the following:

o	Deferred income tax assets and related valuation allowances
o	Impairment and Useful Lives of Long-lives Assets
o	Revenue Recognition
o	Stock-Based Compensation

Deferred Income Tax Assets and Related Valuation Allowances. In determining the carrying value of the Company’s net deferred income tax assets, the Company must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. If these estimates and assumptions change in the future, the Company may record a reduction in the valuation allowance, resulting in an income tax benefit in the Company’s Statements of Operations. Management evaluates the realizability of the deferred tax assets and assesses the valuation allowance quarterly.

Impairment and Useful Lives of Long-lived Assets. Management reviews the long-lived tangible and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Management evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset. Economic useful lives of long-lived assets are assessed and adjusted as circumstances dictate.

Write-downs of intangible assets may be necessary if the future fair value of these assets is less than carrying value. If the Company’s operating trends continue to decline, the Company may be required to record an impairment charge in a future period related to the carrying value of our long-lived assets.

Revenue Recognition. The Company’s revenues are derived from the sale of software, maintenance of software, professional consulting services and software hosting services. Revenue from the sale of software is recognized at the time the software is shipped to the customer. The company also defers a portion of the software license fee equal to the cost of maintenance for the warranty period on all license sales that are either to a new customer or are a new product being sold to and existing customer. Customers who purchases additions licenses for software they already have and are paying maintenance on waive the warranty period. Revenue from maintenance of software, professional consulting services and software hosting services is recognized during the month the services are performed.

Stock-Based Compensation. The Company values and accounts for the issuance of equity instruments to employees and non-employees to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable. The fair value of stock issued for goods or services is determined based on the quoted market price on the date the commitment to issue the stock has occurred. The fair value of stock options or warrants granted to employees and non-employees for goods or services is calculated on the date of grant using the Black-Scholes options pricing model.

Risk Factors

In addition to the other infomation set forth in this report, you should carefulluy condier the factors discussed in Item 6, Management's Discussion and Analysis in our Annual Report on Form 10-KSB for the year ended June 30, 2006, which could materially affect our business, financial condition or future results. The risks described  in our Annual Report on Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

(Balance of the page intentionally left blank)

Item 3 – Controls and Procedures

    (a)        Evaluation of disclosure controls and procedures.

Randall K. Fields who serves as Park City Group’s chief executive officer and William D. Dunlavy who serves as Park City Group’s chief financial officer, after evaluating the effectiveness of Park City Group’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of September 30, 2006 (the “Evaluation Date”) concluded that as of the Evaluation Date, Park City Group’s disclosure controls and procedures were adequate and effective to ensure that material information relating to Park City Group and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

While the Company feels that the disclosure controls currently in place are adequate to prevent material misstatements, the Company has found significant internal control deficiencies in its accounting for property, plant and equipment that they will work to rectify in the coming year in preparation for section 404 of the Sarbanes Oxley Act of 2002. The Company is continually evaluating changing its policies to remedy these deficiencies.

    (b)        Changes in internal controls.

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

(Balance of the page intentionally left blank)

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings
The Company has filed a lawsuit against Workbrain Corporation titled Park City Group, Inc. vs. Workbrain Corporation Case No. 2:06 cv 289, which is pending in the Federal District Court for the District of Utah. The Company claims that Workbrain Corporation is infringing upon its patent # 5,111,391. The Company will vigorously pursue this matter.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3 — Defaults upon Senior Securities
None

Item 4 — Submission of Matters to a Vote of Security Holders
On July 7, 2006 notice was provided by Park City Group, Inc. describing its plans to take certain corporate action pursuant to the written consent of our Board of Directors and the holders of a majority of our outstanding voting securities (“Majority Stockholders”). The action was to (i) amend our Articles of Incorporation to decrease the number of shares of common stock which we are authorized to issue from 500,000,000 to 50,000,000 (the “Decreased Capital Proposal”), and (ii) amend our Articles of Incorporation to effect a one-for-fifty reverse split of our issued and outstanding shares of common stock (“Reverse Split Proposal”).

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

On August 11, 2006, the one-for-fifty reverse stock split was made effective. All references to the equity of the Company in this document reflect the effects of this action.

Item 5 – Other Information
None

Item 6 – Exhibits
Exhibit 31.1     Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.
Exhibit 31.2     Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.
Exhibit 32.1     Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
Exhibit 32.2     Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

(Balance of the page intentionally left blank)

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date November 14, 2006

PARK CITY GROUP, INC. By: /s/ Randall K. Fields —————————————————— Randall K. Fields, Chief Executive Officer, Chairman and Director (Principal Executive Officer

Date November 14, 2006

By: /s/ William Dunlavy ————————————————— William Dunlavy Chief Financial Officer and Secretary (Principal Financial and Principal Accounting Officer)

(Balance of the page intentionally left blank)