Form 10KSB/A
period 2006-06-30
PARK CITY GROUP INC
filed 2007-01-08
CIK 50471

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-KSB/A
                                Amendment No. 2



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


                   3160 Pinebrook Road, Park City, Utah 84098
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (435) 645-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) [X] Yes [ ] No; (2) [X] Yes [ ] No.

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


The principal executive offices are located at 3160 Pinebrook Road, Park City, Utah 84098. The telephone number is (435) 645-2000. The website address is http://www.parkcitygroup.com.


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

Management's Discussion and Analysis
------------------------------------
Years Ended June 30, 2006 and 2005
----------------------------------

During the year ended June 30, 2006, the Company had total revenues of $7,085,125 compared to $3,631,812 in 2005, a 95% increase. Software license sales were $3,626,821 and $479,615 for 2006 and 2005, respectively, a 656%
increase. This $3,147,206 increase was attributable to the license sale of a new customer for $3,000,000 in a non-recurring blanket license sale in the first quarter of 2006. As previously stated, the Company historically realizes the majority of its annual revenues through blanket or non-recurring license agreements for use of its patented software. For the year ended, June 30, 2006 and 2005, 49% and 12% of total revenue were based on one-time non-recurring license revenue, respectively. Maintenance and support revenues decreased by 2%. ASP revenues increased by 74% over 2005, primarily from the increase in ASP sales agreements to the manufacturing industry. Consulting revenue increased by 37% to $1,004,224 for 2006, compared to $735,522 for 2005. This $268,702 increase is driven specifically by consulting services associated with the large license sale in Q1.

Total research and development expenditures were $292,191 and $1,019,411 for the years ended June 30, 2006 and 2005, respectively; a 71% decrease. This comparative decrease of $727,220 is attributable to an overall reduction of research and development and the capitalization of $613,717 in labor and overhead costs for the Fiscal Year Ended, June 30, 2006 as a result of 1 new product development and two significant enhancements that reached technological feasibility during 2006. The Company anticipates this new product and 2 significant enhancements will be available for sale in the later part of FYE 2007


Sales and marketing expenses were $1,375,794 and $1,337,318 for 2006 and 2005, respectively, an increase of 3%. During the current fiscal year the Company continued to develop several strategic sales channels that are headed up by commissioned alliance partners.


General and administrative expenses were $1,518,092 and $2,055,940 for 2006 and 2005, respectively, a 26% decrease. This $537,848 decrease was from one time charges in the 2005. These charges include a bad debt write off of $307,500 and settlement of a legal issue that arose from the reverse acquisition with Amerinet.com and has been pending since 2002.

Interest expense was $884,404 and $1,178,454 for 2006 and 2005, respectively, a 25% decrease. This $294,050 decrease attributed to the retirement of a note payable with proceeds from operations and the conversion of the note payable with Riverview Financial into common stock. See Notes 12 and 16 to the financial statements.


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

Financial Position, Liquidity and Capital Resources
---------------------------------------------------

Net cash provided by operations for the year ended June 30, 2006, was $725,134 compared to an operating cash-flow deficit of $794,318 for the year ended June 30, 2005. The increase is attributable to the non-recurring $3.0 million license fee received in 2006 and a 37% increase in consulting revenue for new and existing clients. Furthermore, in refinancing its debt, the company also utilized operating cash flow to reduce its accrued interest liability by $848,258. The company believes that as a result of refinancing and debt conversion, it will reduce interest expense by approximately $800,000 annualized in 2007. Interest expense was $884,404 and $1,178,454 for 2006 and 2005, respectively, a 25% decrease. This $294,050 decrease attributed to the retirement of a note payable with proceeds from operations and the conversion of the note payable with Riverview Financial into common stock. Management believes this will allow the Company to direct non-interest cost resources toward the development and implementation of its new products and enhancements expected for release in 2007.

Cash on hand was $3,517,060 at June 30, 2006, an increase of $3,307,390 over the $209,670 on hand in the same fiscal period in 2005. As stated herein, the annual increase is attributable to the issuance of stock, restructuring of the companies equity and debt structure, and a substantial one-time non-recurring license fee in 2006. In fiscal 2006, the company utilized $2,373,268 in order to retire notes payable and capital lease obligations. Net cash provided by financing activities totaled $3,169,053 in 2006 compared to $723,116 for the year ended June 30, 2005. In 2006, the company made payments to reduce its outstanding line of credit in the amount of $716,743 as opposed to utilizing its credit facility to fund $619,743 towards operations in the same period 2005.

Current assets at June 30, 2006 totaled $4,031,578, an increase of $3,428,509 over June 30, 2005. The Company had $3,517,060 in cash and cash equivalents at June 30, 2006 compared with $209,670 at June 30, 2005, an increase of $3,307,390. Through debt refinancing and stock issuance the company believes that its increased cash position will allow it to continue to focus on developing strategic sales channels and aligning itself with partners who provide high margin, low operating costs, and developing symbiotic relationships that enhance the core focus of Park City Group. Management believes the increase in its reduced-leverage cash position will continue to allow the company to target its software products toward Grocery Chains, Convenience-Store Chains, and Specialty Retailers through Alliance Partners, Financial Services, Call Center operations, and Perishable and Non Perishable Product Manufacturers.

Working capital at June 30, 2006 was $2,534,296, compared to a working capital deficit of $4,994,269 at June 30, 2005. The increase in the working capital is principally attributable to sale of equity in the fourth quarter of 2006, the retirement of a current note payable in Q1, as well as the pay-off of the Company's lines of credit in the second half of the year. Management believes the increase in working capital will allow the Company to target its resources toward additional license sales and reduce monthly cash operating costs as a result of decreased reliance on debt financing.

In prior years, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from the CEO and majority shareholder, and private placements of equity securities. The Company, through a private placement of equity reduced liabilities from $8,772,879 to $3,344,826, 2005 to 2006, respectively. In addition, the loans between the Company and its directors and CEO have been converted to stock. The Company has secured a $1.9 million revolving line of credit that in combination with a strict focus on cost control and increased revenue anticipation will provide a level of working capital necessary to satisfy its operating needs for fiscal 2007.


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

Risks Related To the Company
----------------------------

         We have incurred losses in the past and there can be no assurance that we will operate continually or consistently at a profit in the future. Resulting losses could cause a reduction in operations and could have a detrimental effect on the long-term capital appreciation of our stock.


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


                  For the years ended June 30, 2006 and June 30, 2005, we had net income of $1,393,596 and net loss of $3,408,037 respectively. There can be no assurance that we will reliably or consistently operate profitably during future fiscal years. If we do not operate profitably in the future our current cash resources will be used to fund our operating losses. If this were to continue, in order to continue with our operations, we would need to raise additional capital. Continued losses would have an adverse effect on the long term value of our common stock and your investment in the Company. We cannot give any assurance that we will ever generate significant revenue or have sustainable profits.


         Our liquidity and capital requirements will be difficult to predict, which may adversely affect our cash position in the future.


                  In June of 2006, we completed the sale of shares of our common stock from which we received gross offering proceeds of $5,000,000. We anticipate that we will have adequate cash resources to fund our operations for at least the next 12 months. Thereafter, our liquidity and capital requirements will depend upon numerous other factors, including the following:


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


         o Composition and duration of product mix including license sales, consulting fees, and the timing of software rollouts;


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


                  To achieve continual and consistent profitable operations on a fiscal year on-going basis, we must have significant growth in our revenues from the sale of our products and services. If we are able to achieve significant growth in our future sales and to expand the scope of our operations, and our management, financial, and other capabilities, our existing procedures and controls could be strained. We cannot be certain that our existing or any additional capabilities, procedures, systems, or controls will be adequate to support our operations. We may not be able to design, implement, or improve our capabilities, procedures, systems, or controls in a timely and cost-effective manner. Failure to implement, improve and expand our capabilities, procedures, systems, and controls in an efficient and timely manner could reduce our sales growth and result in a reduction of profitability or increase of net losses.


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

                  Historically, we offered our applications and related maintenance contracts to new customers on a one-time up front license strategy and provided an option for annually renewing their maintenance agreements. Because our one-time licensing fee approach was subject to inconsistent and unpredictable revenues, we now offer prospective customers an option for monthly licensing of these products. Our customers may now choose to acquire the software in an Application Solution Provider basis, or ASP resulting in monthly charges for use of our software products and maintenance fees. Our conversion from a one-time licensing strategy to monthly-based fees is subject to the following risks:


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

         We face risks with attracting new first-time clients from a limited global prospect pool.

         Our software licensing is currently reliant upon a limited number of national and internatonal prospect companies who require our unique product and services as a result of consolidation in the global number of big-box retailers specifically in the grocery and retail industries. As a consequence, future revenue may be significantly impacted if we are unable to attract new license customers from this limited prospect pool.

                  We expect that as further industry consolidation provides for both a limited customer pool to attract new software license prospects, a small number of our new customers will account for a substantial portion of current, non-recurring license revenues in future reporting periods. In 2006, our top 5 new license customers accounted for 92% of total non-recurring license revenue and 70% of total annual revenue. The remaining 30% of total revenue included on-going recurring revenue attributable to product upgrades, consulting revenues, maintenance and support revenue.

         A substantial portion of our annual revenue is derived from a one-time, non-recurring licensing fee for utilization of our patented software

                  A large portion of our customers rely on our patented software for utilization during the normal course and scope of their business operations. New customers are charged a license fee based on a "blanket" license agreement fee for a particular software product or an initial license fee that is based on a store by store opening basis. Although results vary from period to period, in 2006, non-recurring initial license fee revenue equaled $3,000,000 or 42% of total revenue. Historically, over 94% of new, first-time customers will not purchase products, license agreements, or services at the same financial level in future periods as they do in the first year of installation. While the company is not substantially dependent on any one particular customer for providing a continued revenue stream, we are dependent on attracting new first-time license clients in order to meet our operating and capital cash flow needs since the fee represents, in most cases a substantial portion of revenue. If we cannot attract new first-time license customers, our remaining recurring revenue streams may not provide sufficient financial resources to support capital and operating needs.

                  The ability to attract new software license customers will depend on a variety of factors, including the relative success of marketing strategies and the performance, quality, features, and price of current and future products. Accordingly, if we cannot attract new customer licensing accounts or customer needs for our product and services decrease, revenues and operating results will be negatively impacted.

         We face risks associated with the loss of maintenance and other revenue

                  We have experienced the loss of long term maintenance customers because the product is so reliable they do not want to continue to pay for maintenance that they do not need or use, and in some cases, the customer has decided to replace Park City Group applications or maintain the system on their own. We continue to focus on these clients by providing new functionality and applications to meet their business needs. We also may lose some maintenance revenue due to consolidation of industries or customer operational difficulties that lead to their reduction of size. In addition, future revenues will be negatively impacted if we fail to add new maintenance customers that will make additional purchases of our products and services.

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


         Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2006. Based on this evaluation, with the exception of the matters discussed in the following paragraph our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission ("SEC") rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

         The Company has found significant internal control deficiencies in its accounting for property, plant and equipment and deficiencies in disclosure control. The Company's systems currently do not allow it to account for depreciation of individual assets and consequently are unable to accurately identify specific amounts to be adjusted when assets are disposed of or sold. The Company has also noted deficiencies in its systems for evaluating and implementing new accounting pronouncements and internal review of its filings. In conjunction with conducting a self-assessment and in preparation for compliance for
         Section 404 of the Sarbanes-Oxley Act of 2002, the Company is evaluating options including changes in accounting software and changing responsibilities of personnel and consultants and changing its policies to remedy these deficiencies. The Company believes it will be able to adopt changes that will resolve these deficiencies within the next nine months.

(b)      Changes in internal controls over financial reporting.


         The Company's Chief Executive Officer and Chief Financial Officer have determined that there have been no changes, other than those noted above, in the Company's internal control over financial reporting during the period covered by this report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, Company's internal control over financial reporting.



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

 Commitments and contingencies

 Stockholders' equity (deficit):
     Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued
     Common stock, $0.01 par value, 50,000,000 shares authorized; 8,931,234 and
       5,651,118 issued and outstanding at June 30, 2006 and 2005, respectively         89,312           56,511
     Additional paid-in capital                                                     20,564,933       12,806,743
     Accumulated deficit                                                           (19,172,607)     (20,566,203)
                                                                                ---------------  ---------------

 Total stockholders' equity (deficit)                                                1,481,638       (7,702,949)
                                                                                ---------------  ---------------
 Total liabilities and stockholders' equity (deficit)                             $  4,826,464     $  1,069,930
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