Form 10QSB/A
period 2006-09-30
PARK CITY GROUP INC
filed 2007-01-08
CIK 50471

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

(435) 649-2221

(Registrant's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   [ X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 4, 2007

Common Stock, $.01 par value	8,930,766
663 shareholders

PARK CITY GROUP, INC.

(Balance of the page intentionally left blank)

PARK CITY GROUP, INC.

Consolidated Condensed Balance Sheets

	September 30, 2006	June 30, 2006
Asset
Current Assets:
Cash and cash equivalents	$ 2,611,486	$ 3,517,060
Receivables, net of allowance $138,716 and $126,324 at
September 30, 2006 and June 30, 2006, respectively	113,643	103,190
Unbilled receivables	249,905	237,641
Prepaid expenses and other current assets	199,474	173,687

Total current assets	3,174,508	4,031,578

Property and equipment, net	84,220	84,741

Other assets:
Deposits and other assets	27,997	29,958
Capitalized software costs, net	737,982	680,187

Total other assets	765,979	710,145

Total assets	$ 4,024,707	$ 4,826,464

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 218,446	$ 112,136
Accrued liabilities	179,271	230,062
Deferred revenue	413,358	648,686
Derivative liability	433,363	489,624
Current portion of capital lease obligations	14,193	16,774

Total current liabilities	1,258,631	1,497,282

Long-term liabilities
Long-term note payable, net of discount of $80,025 at
September 30, 2006 and $97,404 at June 30, 2006, respectively	1,859,975	1,842,596
Capital lease obligations, less current portion	1,714	4,948

Total long-term liabilities	1,861,689	1,847,544

Total liabilities	3,120,320	3,344,826

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized,
none issued	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized;
8,930,766 and 8,931,234 issued and outstanding at September 30, 2006
and June 30, 2006, respectively	89,308	89,312
Additional paid-in capital	20,531,750	20,564,933
Accumulated deficit	(19,716,671)	(19,172,607)

Total stockholders' equity	904,387	1,481,638

Total liabilities and stockholders' equity	$ 4,024,707	$ 4,826,464

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.

Consolidated Condensed Statements of Operations (Unaudited)

For the Three Months Ended September 30,

	2006	2005
Revenues:
Software licenses	$ -	$ 2,630,453
Maintenance and support	448,203	608,446
Application service provider	21,250	48,900
Consulting and other	116,442	411,066

	585,895	3,698,865
Cost of revenues	359,730	404,651

Gross margin	226,165	3,294,214

Operating expenses:
Research and development	84,442	235,909
Sales and marketing	259,115	283,200
General and administrative	457,207	313,155

Total operating expenses	800,764	832,264

(Loss) income from operations	(574,599)	2,461,950
Other income (expense):
Gain on derivative liability	56,261	-
Interest expense	(25,726)	(297,135)

(Loss) income before income taxes	(544,064)	2,164,815
(Provision) benefit for income taxes	-	-

Net (loss) income	$ (544,064)	$ 2,164,815

Weighted average shares, basic	8,931,000	5,657,000

Weighted average shares, diluted	8,931,000	5,680,000

Basic (loss) income per share	$ (0.06)	$ 0.38

Diluted (loss) income per share	$ (0.06)	$ 0.38

See accompanying notes to consolidated condensed financial statements.

(Balance of page intentionally left blank)

PARK CITY GROUP, INC.

Consolidated Condensed Statements of Cash Flows (Unaudited)

For the Three Months Ended September 30,

	2006	2005
Cash flows from operating activities:
Net (loss) income	$ (544,064)	$ 2,164,815
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Depreciation and amortization	82,508	83,571
Gain from derivative liability	(56,261)	-
Amortization of discounts on debt	17,379	73,887
Bad debt expense	12,392	(3,000)
Stock issued for services and expenses	-	21,499
(Increase) decrease in:
Trade Receivables	(22,845)	(194,521)
Unbilled receivables	(12,264)	-
Prepaids and other assets	(23,826)	(87,136)
(Decrease) increase in:
Accounts payable	106,310	(454,484)
Accrued liabilities	(50,791)	(127,345)
Deferred revenue	(235,328)	626,089
Accrued interest, related party	-	138,844

Net cash (used in) provided by operating activities	(726,790)	2,242,219

Cash Flows From Investing Activities:
Purchase of property and equipment	(15,518)	(3,046)
Capitalization of software costs	(124,264)	-

Net cash used in investing activities	(139,782)	(3,046)

Cash Flows From Financing Activities:
Net decrease in line of credit-related party	-	(283,556)
Offering costs associated with issuance of stock	(33,187)	-
Payments on notes payable and capital leases	(5,815)	(2,005,845)

Net cash used in financing activities	(39,002)	(2,289,401)

Net decrease in cash	(905,574)	(50,228)
Cash at beginning of period	3,517,060	209,670

Cash at end of period	$ 2,611,486	$ 159,442

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$ -	$ -

Cash paid for interest	$ 44,400	$ 88,141

See accompanying notes to consolidated condensed financial statements.

(Balance of page intentionally left blank)

PARK CITY GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Park City Group, Inc. (the “Company) is incorporated in the state of Nevada, and the Company’s 98.76% owned subsidiary Park City Group, Inc. is incorporated in the state of Delaware. All inter-company transactions and balances have been eliminated in consolidation.

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

Reverse Stock Split

On August 11, 2006, the Company effected a 1-for-50 reverse stock split. All references to the equity of the Company in this document reflect the effects of this action.

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

NOTE 3 - LIQUIDITY

As shown in the consolidated condensed financial statements, the Company had a loss of $544,064 for the three months ending September 30, 2006 and produced income of $2,164,815 for the same quarter in 2005. The difference is due to a large non-recurring sale in 2005. Current assets were in excess of current liabilities at September 30, 2006, giving the Company working capital of $1,915,877. The Company had negative cash flow from operations during the three months ended September 30, 2006.

The Company believes that current working capital and cash flows from sales will allow the Company to fund its currently anticipated capital spending and debt service requirements during the year ended June 30, 2007. The financial statements do not reflect any adjustments should the Company’s operations not be achieved.

NOTE 4 - STOCK-BASED COMPENSATION

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

Three Months ended September 30,
2005

Net Income available to common shareholders, as reported	$ 2,164,815

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects.	(14,325)

Net income – pro forma	$ 2,150,490

Income per share:
Basic – as reported	$ 0.38
Diluted – as reported	$ 0.38
Basic – pro forma	$ 0.38
Diluted – pro forma	$ 0.38

Park City Group has employment agreements with executives. One provision of these agreements is for a stock bonus. 25% of these bonuses are to be paid on each of their first four anniversary dates.

•	Agreement with Vice President, dated effective December 28, 2005 is payable in 3,571 share increments for a total of 14,284 shares.
•	Agreement with Director of Marketing, dated effective January 1, 2006 is payable in 3,571 share increments for a total of 14,284 shares.

NOTE 5 - OUTSTANDING STOCK OPTIONS

The following tables summarize information about fixed stock options and warrants outstanding and exercisable at September 30, 2006:

	Options and Warrants Outstanding at September 30, 2006			Options and Warrants Exercisable at September 30, 2006

Range of exercise prices	Number Outstanding at September 30, 2006	Weighted average remaining contractual _____life(years)	Weighted average exercise ______price	Number Exercisable at September 30, 2006	Weighted average exercise ______price

$1.50 - $2.50	558,318	1.37	$ 1.98	558,318	$ 1.98
$3.00 - $4.00	420,495	4.01	3.51	420,495	3.51
$7.00	10,000	0.11	7.00	10,000	7.00

	988,813	2.50	$ 2.68	988,813	$ 2.68

NOTE 6 - RELATED PARTY TRANSACTIONS

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

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following as of:

	September 30, 2006	June 30, 2006
Computer equipment	$1,470,914	$1,455,396
Furniture and equipment	207,251	207,251
Leasehold improvements	85,795	85,795
	1,763,960	1,748,442
Less accumulated depreciation and amortization	(1,679,740)	(1,663,701)
	$ 84,220	$ 84,741

NOTE 8 - CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following as of:

	September 30, 2006	June 30, 2006
Capitalized software costs	$1,801,498	$1,677,234
Less accumulated amortization	(1,063,516)	(997,047)
	$ 737,982	$ 680,187

NOTE 9 - ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:

	September 30, 2006	June 30, 2006
Accrued vacation	$104,760	$110,717
Other accrued liabilities	39,910	55,160
Accrued compensation	24,185	59,185
Accrued interest	5,416	-
Accrued board compensation	5,000	5,000
	$179,271	$230,062

NOTE 10 - DERIVATIVE LIABILITY

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

We have experienced recent significant developments that we expect to have a positive impact on our company, although there is no assurance that the expected positive impact will take place. Recent developments include the following:

•	During the first quarter, we expanded our Supply Chain profit link clients by 1 new supplier and 3 new retailers.
•	We have come to an agreement with one retailer to expand Supply Chain Profit Link to their major produce suppliers
•	We have expanded our off shore development, QA and business analytic teams in India
•	We currently have 9 implementations in progress
•	During the first quarter, we experienced an increase in tier 1 retailers and suppliers who are in the preliminary stages of the sales process.

Three Months Ended September 30, 2006 and 2005

Total revenues were $585,895 and $3,698,865 for the quarters ended September 30, 2006 and 2005, respectively, an 84% decrease. There were no software license revenues for the quarter ended September 30, 2006 as compared to $2,630,453 for the quarters ended September 30, 2005, a 100% decrease. This 100% decrease is attributable to a $3,000,000 software license sale in the quarter ended September 30, 2005 that did not occur in the same period in 2006. As stated in the Business Operation Risk section of the prospectus, the company historically realizes the bulk of its annual revenue via non-recurring blanket license fees. For the three month period ended September 30, 2005, one-time license fees equated to 42% of total revenue or $3 million. This is characteristic of the Company’s history of lump software license sales due to the average size of our license sale, the sales cycle of our products, and timing differences.

Maintenance and support revenues were $448,203 and $608,446 for the quarters ended September 30, 2006 and 2005, respectively, a decrease of 26%. The $160,243 decrease is due to the following: As a result of bankruptcy one of our customers has reduced the number of stores they operate over the last year. This resulted in a $96,223 of the decrease. The remainder of $64,020 was a result of clients switching over to an Application Service Provider, cancellations, and clients who elected to not renew maintenance provisions.

Application Service Provider (ASP) revenues were $21,250 and $48,900, respectively for the quarters ending September 30, 2006 and 2005; a decrease of 57%. This $27,650 decrease was the result of the loss of two customers, and an aggressive program the company has instituted to increase the number of Manufacturers using the Supply Chain Profit Link.

Consulting and other revenue was $116,442 and $411,066 for the quarters ended September 30, 2006 and 2005, respectively, a 72% decrease. This $294,624 decrease is due to the completion of a large project that was begun in the quarter ended September 30, 2005, and the timing around current billings.

Cost of revenues, as a percent of total revenues was 61% and 11% for the quarters ended September 30, 2006 and 2005, respectively. This $44,921 decrease in Cost of Revenues is attributable to lower total revenue for the comparative period. While license sales reflects the largest portion of categorical revenue it reflects disproportionately lower amount of cost of revenues due to economies of scale as compared to other revenue categories. The $3,000,000 license sale in Q1-2006 resulted in a lower cost of revenues as a percent of total revenue comparatively.

Research and development expenses were $84,442 and $235,909 for the quarters ended September 30, 2006 and 2005 respectively, an 64% decrease. This $151,467 decrease is due to an increase in the amount of costs that qualified to be capitalized associated with new projects. The company has also started to utilize off-shore development resources in orderto reduce overall development costs.

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

General and administrative expenses were $457,207 and $313,155 for the quarters ended September 30, 2006 and 2005, respectively a 46% increase. This $144,052 increase is due to additional Investor Relations consulting work, payment to a recruiter for a new hire and additional legal fees associated with a pending patent lawsuit. The Company has identified several of its patents that it believes have been violated. Management intends to take action to defend both current and future patents on its software development.

In addition to an increase in consulting and legal fees, the Company has increased its accounting and finance personnel to improve the reporting and managerial accounting function within the organization and allow Mr. Dunlavy to increase his participation with operational directives.

Liquidity and Capital Resources

Net Cash used in operations for the three months ended September 30, 2006, was $726,790 compared to $2,242,219 provided by operating activities for the same period in 2005. This comparative decrease is attributable to a non-recurring one-time software license sale to one large customer during the quarter ended September 30, 2005. Details of this software license sales transaction are listed in an 8K filed on August 11, 2005. Cash used in investing activities was $139,782 and $3,046 during the three months ended September 30, 2006 and 2005, respectively. The increase in cash used in investing was due to procurement of computers and other office equipment and the capitalization of new product development costs in 2006. The company anticipates further utilization of its investing cash into product development until such time as it releases its new products and enhancements in early 2007.

Cash on hand was $2,611,486 at September 30, 2006, an increase of $2,452,044 over the $159,442 on hand in the same period in 2005. This 1538% increase is attributable to the Company restructuring its debt and equity portfolio during 2006 which included refinancing note payables and paying off a revolving line of credit from its net proceeds of issuing 3,636,364 shares of restricted common stock, as described under Item 1.01 of Form 8K date June 14, 2006. The total net proceeds to the company from this sale were approximately $4,570,000. The Company anticipates a comparative reduction in interest costs by approximately $800,000 in 2007 as a result of this reduction in debt. Net cash used in financing activities decreased from $2,289,401 for the three months ended September 30, 2005 to $39,002 for the current period. This decrease is attributable to the payoff of a note payable with Triplenet Investments during the three months ended September 30, 2005.

Current assets at September 30, 2006 totaled $3,174,508, an increase of $2,337,010 over the same period in 2005. The increase is due to issuance of additional shares of stock in 2006. Current liabilities as of September 30, 2006 and September 30, 2005 were $1,258,631 and $3,555,383 respectively. As stated above, the company has utilized proceeds from the issuance of stock to refinance its debt position, increase its operational presence in the Pacfic Rim, and increase staffing to support current and future projects.

At September 30, 2006, the company had a working capital surplus of $1,915,877, as compared to a working capital deficit of $2,717,885 for the three months ended, September 30, 2005. This increase in working capital is due to the issuance of additional stock in June of 2006 as stated above and the $3,000,000 non-recurring, large license sale that the company received in 2006. Management believes the increase in working capital will allow the company to achieve its objectives of its new product development, issue enhancements to existing products, and provide sufficient cash flow to fund shortfalls in cash generated from operations should they occur during 2007.

The Company has achieved profitability for the first time in the fiscal year ended June 30, 2006. However, the Company has yet to consistently provide sufficient cash flow from operations in order meet its ongoing capital and operational cash flow requirements. The Company has been successful over the past ten years in obtaining working capital and will continue to seek to raise additional capital from time to time as needed and until consistent period to period profitably can be maintained. The Company has a bank credit facility equal to 75% of our outstanding accounts receivable up to 120 days with a maximum of $200,000. As of September 30, 2006, we had no outstanding borrowings under this credit facility.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operation, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies include the following:

•	Deferred income tax assets and related valuation allowances
•	Impairment and Useful Lives of Long-lives Assets
•	Revenue Recognition
•	Stock-Based Compensation

Deferred Income Tax Assets and Related Valuation Allowances. In determining the carrying value of the Company's net deferred income tax assets, the Company must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. If these estimates and assumptions change in the future, the Company may record a reduction in the valuation allowance, resulting in an income tax benefit in the Company's Statements of Operations. Management evaluates the realizability of the deferred tax assets and assesses the valuation allowance quarterly.

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

Risk Factors tem 1A) for risk factors. Some legal counsels have advised clients to just re-copy and include the 10-K risk

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 6, Management’s Discussion and Analysis in our Annual Report on Form 10-KSB for the year ended June 30, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

(Balance of the page intentionally left blank)

Item 3 – Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2006. Based on this evaluation, with the exception of the matters discussed in the following paragraph, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company has found significant internal control deficiencies in its accounting for property, plant and equipment and deficiencies in disclosure control. The Company’s systems currently do not allow it to account for depreciation of individual assets and consequently are unable to accurately identify specific amounts to be adjusted when assets are disposed of or sold. The Company has also noted deficiencies in it’s systems for evaluating and implementing new accounting pronouncements and internal review of its filings. In conjunction with conducting a self-assessment and in preparation for compliance for Section 404 of the Sarbanes-Oxley Act of 2002, the Company is evaluating options, including changes in accounting software and changing responsibilities of personnel and consultants, and changing its policies to remedy these deficiencies. The Company believes it will be able to adopt changes that will resolve these deficiencies within the next six months.

(b)	Changes in internal controls over financial reporting.

The Company’s Chief Executive Officer and Chief Financial Officer have determined that there have been no changes, other than those noted above, in the Company’s internal control over financial reporting during the period covered by this report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

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

Date January 5, 2007	PARK CITY GROUP, INC

By /s/ Randall K. Fields Randall K. Fields, Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: January 5, 2007	By /s/ William Dunlavy William Dunlavy Chief Financial Officer and Secretary (Principal Financial and Principal Accounting Officer)

(Balance of the page intentionally left blank)