Form 10KSB/A
period 2006-06-30
PARK CITY GROUP INC
filed 2007-01-12
CIK 50471

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-KSB/A
                                Amendment No. 3



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

                      Outstanding as of January 4, 2007
                      8,930,766 Shares (663 shareholders)

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


         Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2006. Based on this evaluation as a result of the matters discussed in the following paragraph, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission ("SEC") rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

                                              PARK CITY GROUP, INC.
                                              (Registrant)



Date: January 11, 2007                         By  /s/ Randall K. Fields
                                              ----------------------------------
                                              Principal Executive Officer,
                                              Chairman of the Board and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                      Title                           Date
      ---------                      -----                           ----

/s/ Randall K. Fields     Chief Executive Officer,            January 11, 2007
------------------------- Chairman of the Board and Director
Randall K. Fields         (Principal Executive Officer)


/s/ William Dunlavy       Chief Financial Officer and         January 11, 2007
------------------------- Secretary (Principal Financial
William Dunlavy           Officer and Principal Accounting
                          Officer)

/s/ Edward C. Dmytryk     Director                            January 11, 2007
-------------------------
Edward C. Dmytryk

/s/ Thomas W. Wilson, Jr. Director                            January 11, 2007
-------------------------
Thomas W. Wilson, Jr.

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