Form 10QSB/A
period 2006-09-30
PARK CITY GROUP INC
filed 2007-01-12
CIK 50471

FORM 10-QSB/A No. 2

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

3160 Pinebrook Road, Park City, Utah 84098

(Address of principal executive offices)

(435) 645-2000

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

The following pro-forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the effect on net income (loss) and net income (loss) per common share for the three months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to July 1, 2006:

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

The Company’s Chief Executive Officer and Chief Financial Officer have determined that there have been no changes in the Company’s internal control over financial reporting during the period covered by this report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, Company’s internal control over financial reporting.

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

Date January 11, 2007	PARK CITY GROUP, INC

By /s/ Randall K. Fields Randall K. Fields, Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: January 11, 2007	By /s/ William Dunlavy William Dunlavy Chief Financial Officer and Secretary (Principal Financial and Principal Accounting Officer)

(Balance of the page intentionally left blank)