Form 10QSB
period 2006-12-31
PARK CITY GROUP INC
filed 2007-02-14
CIK 50471

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2006

Commission File Number 000-03718

PARK CITY GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3160 Pinebrook Road; Park City, UT 84098

(Address of principal executive offices)

(435) 645-2000

(Registrant’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   [ X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 5, 2007

Common Stock, $.01 par value	8,930,766

PARK CITY GROUP, INC.

Table of Contents to Quarterly Report on Form 10-QSB

	PART I - FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Condensed Balance Sheets as of December 31, 2006 (Unaudited) and June 30, 2006	3

	Consolidated Condensed Statements of Operations for the Three and Six Months Ended	4
	December 31, 2006 and 2005 (Unaudited)

	Consolidated Condensed Statements of Cash Flows for the Six Months Ended December 31, 2006	5
	and 2005 (Unaudited)

	Notes to Consolidated Condensed Financial Statements	6

Item 2	Management’s Discussion and Analysis or Plan of Operation	10

Item 3	Controls and Procedures	13

	PART II – OTHER INFORMATION

Item 1	Legal Proceedings	14

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3	Defaults Upon Senior Securities	14

Item 4	Submission of Matters to a Vote of Security Holders	14

Item 5	Other Information	14

Item 6	Exhibits	14

Exhibit 31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of
	the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of
	the Sarbanes-Oxley Act of 2002.

(Balance of the page intentionally left blank)

PARK CITY GROUP, INC.

Consolidated Condensed Balance Sheets

Assets	December 31, 2006 (unaudited)	June 30, 2006

Current Assets:
Cash and cash equivalents	$1,422,994	$3,517,060
Receivables, net of allowance $138,716 and $126,324 at December 31, 2006 and June 30, 2006, respectively	202,308	103,190
Unbilled receivables	178,936	237,641
Prepaid expenses and other current assets	247,731	173,687

Total current assets	2,051,969	4,031,578

Property and equipment, net	327,128	84,741

Other assets:
Deposits and other assets	42,997	29,958
Capitalized software costs, net	852,750	680,187

Total other assets	895,747	710,145

Total assets	$3,274,844	$4,826,464

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$321,007	$112,136
Accrued liabilities	403,197	230,062
Deferred revenue	107,731	648,686
Derivative liability	400,839	489,624
Current portion of capital lease obligations	12,964	16,774

Total current liabilities	1,245,738	1,497,282

Long-term liabilities
Long-term note payable, net of discount of $66,688 at December 31, 2006 and $97,404 at June 30, 2006, respectively	1,873,312	1,842,596
Capital lease obligations, less current portion	-	4,948

Total long-term liabilities	1,873,312	1,847,544

Total liabilities	3,119,050	3,344,826

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 8,930,766 and 8,931,234 issued and outstanding at December 31, 2006 and June 30, 2006, respectively	89,308	89,312
Additional paid-in capital	20,520,314	20,564,933
Accumulated deficit	(20,453,828)	(19,172,607)

Total stockholders’ equity	155,794	1,481,638

Total liabilities and stockholders’ equity	$3,274,844	$4,826,464

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.

Consolidated Condensed Statements of Operations (Unaudited)

For the Three and Six Months Ended December 31,

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Revenues:
Software licenses	$25,300	$230,574	$25,300	$2,861,027
Maintenance and support	397,113	606,311	845,316	1,214,757
Application service provider	23,333	50,250	44,583	99,150
Consulting and other	114,941	226,521	231,383	637,587

	560,687	1,113,656	1,146,582	4,812,521

Cost of revenues	280,292	417,421	640,022	822,072

Gross margin	280,395	696,235	506,560	3,990,449

Operating expenses:
Research and development	138,911	223,687	223,353	459,596
Sales and marketing	345,224	310,433	604,339	593,633
General and administrative	532,424	316,438	989,631	629,593

Total operating expenses	1,016,559	850,558	1,817,323	1,682,822

(Loss) income from operations	(736,164)	(154,323)	(1,310,763)	2,307,627

Other income (expense):
Gain on derivative liability	32,524	-	88,785	-
Interest expense	(33,517)	(200,440)	(59,243)	(497,575)

(Loss) income before income taxes	(737,157)	(354,763)	(1,281,221)	1,810,052

(Provision) benefit for income taxes	-	-	-	-

Net (loss) income	$(737,157)	$(354,763)	$(1,281,221)	$1,810,052

Weighted average shares, basic	8,931,000	5,670,000	8,931,000	5,664,000
Weighted average shares, diluted	8,931,000	5,670,000	8,931,000	5,868,000
Basic (loss) income per share	$(0.08)	$(0.06)	$(0.14)	$0.32
Diluted (loss) income per share	$(0.08)	$(0.06)	$(0.14)	$0.31

See accompanying notes to consolidated condensed financial statements.

(Balance of page intentionally left blank)

PARK CITY GROUP, INC.

Consolidated Condensed Statements of Cash Flows (Unaudited)

For the Six Months Ended December 31,

	2006	2005

Cash flows from operating activities:
Net (loss) income	$(1,281,221)	$1,810,052
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	105,690	168,561
Gain from derivative liability	(88,785)	-
Amortization of discounts on debt	30,716	92,798
Bad debt expense	12,392	(6,446)
Stock issued for services and expenses	-	74,016
(Increase) decrease in:
Receivables	(111,510)	(375,270)
Unbilled receivables	58,704	-
Prepaid expenses and other current assets	(87,083)	(95,133)
(Decrease) increase in:
Accounts payable	208,871	(335,096)
Accrued liabilities	173,136	25,511
Deferred revenue	(540,955)	267,629
Accrued interest, related party	-	320,184

Net cash (used in) provided by operating activities	(1,520,045)	1,946,806

Cash Flows From Investing Activities:
Purchase of property and equipment	(281,606)	(6,475)
Capitalization of software costs	(239,033)	-

Net cash used in investing activities	(520,639)	(6,475)

Cash Flows From Financing Activities:
Net decrease in line of credit - related party	-	(13,556)
Offering costs associated with issuance of stock	(44,624)	-
Payments on notes payable and capital leases	(8,758)	(2,005,845)

Net cash used in financing activities	(53,382)	(2,019,401)

Net decrease in cash	(2,094,066)	(79,070)

Cash at beginning of period	3,517,060	209,670

Cash at end of period	$1,422,994	$130,600

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$ -	$ -

Cash paid for interest	$92,334	$89,311

See accompanying notes to consolidated condensed financial statements.

(Balance of page intentionally left blank)

PARK CITY GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

December 31, 2006

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10-KSB, are adequate to make the information presented not misleading. Operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the operating results that may be expected for the year ending June 30, 2007.

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

For the three and six months ended December 31, 2006 options and warrants to purchase 978,813 shares of common stock were not included in the computation of diluted EPS due either to the dilutive effect from a net loss or a strike price in excess of market price. For the three and six months ended December 31, 2005 options and warrants to purchase 905,603 and 169,992 shares of common stock, respectively were not included in the computation of diluted EPS due either to the dilutive effect from a net loss or a strike price in excess of market price. Using the treasury stock method 204,814 shares were assumed repurchased and added to the shares outstanding for the computation of diluted EPS for the six months ended December 31, 2005.

Reverse Stock Split

On August 11, 2006, the Company effected a 1-for-50 reverse stock split. All references to the equity of the Company in this document reflect the effects of this action on a retroactive basis.

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

NOTE 3 – LIQUIDITY

As shown in the consolidated condensed financial statements, the Company had a loss of $1,281,221 for the six months ending December 31, 2006 and net income of $1,810,502 for the six months ending December 31, 2005. The difference is due to a large non-recurring sale in 2005. Current assets were in excess of current liabilities at December 31, 2006, giving the Company working capital of $806,231. The Company had negative cash flow from operations during the six months ended December 31, 2006.

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

The following pro-forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the effect on net income (loss) and net income (loss) per common share for the three and six months ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to July 1, 2006:

	Three Months ended December 31,	Six Months ended December 31,
	2005	2005

Net (Loss) income available to common shareholders, as reported	$ (354,763)	$ 1,810,052

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-	-

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects.	-	(14,325)

Net (loss) income – pro forma	$ (354,763)	$ 1,795,727

(Loss) income per share:
Basic – as reported	$ (0.06)	$ 0.32

Diluted – as reported	$ (0.06)	$ 0.31

Basic – pro forma	$ (0.06)	$ 0.32

Diluted – pro forma	$ (0.06)	$ 0.31

Park City Group has employment agreements with executives. One provision of these agreements is for a stock bonus. 25% of these bonuses are to be paid on each of their first four anniversary dates.

•	Agreement with Vice President, dated effective December 28, 2005 is payable in 3,571 share increments for a total of 14,284 shares.
•	Agreement with Director of Marketing, dated effective January 1, 2006 is payable in 3,571 share increments for a total of 14,284 shares.

NOTE 5 – OUTSTANDING STOCK OPTIONS

The following tables summarize information about fixed stock options and warrants outstanding and exercisable at December 31, 2006:

	Options and Warrants Outstanding at December 31, 2006			Options and Warrants Exercisable at December 31, 2006

Range of exercise prices	Number Outstanding at December 31, 2006	Weighted average remaining contractual life (years)	Weighted average exercise price	Number Exercisable at December 31, 2006	Weighted average exercise price

$1.50 - $2.50	558,318	1.12	$ 1.98	558,318	$ 1.98
$3.00 - $4.00	420,495	3.76	3.51	420,495	3.51

	978,813	2.27	$ 2.64	978,813	$ 2.64

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

The Company has a revolving Line of Credit with Riverview to cover short term cash needs pursuant to a promissory note payable. The credit facility has a maximum draw amount of $800,000 and bears interest at 12% with a fee for advances. Repayments are made as funds are available, with a due date of June 15, 2007. There was a zero balance due on the Line of Credit at December 31, 2006 and June 30, 2006.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following as of:

	December 31, 2006	June 30, 2006

Computer equipment	$368,165	$1,455,396
Furniture and equipment	267,185	207,251
Leasehold improvements	69,942	85,795

	705,292	1,748,442
Less accumulated depreciation and amortization	(378,164)	(1,663,701)

	$327,128	$ 84,741

NOTE 8 – CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following as of:

	December 31, 2006	June 30, 2006

Capitalized software costs	$1,916,266	$1,677,234
Less accumulated amortization	(1,063,516)	(997,047)

	$ 852,750	$ 680,187

NOTE 9 – ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:

	December 31, 2006	June 30, 2006
Accrued compensation	$126,544	59,185
Accrued vacation	120,150	$110,717
Un-finalized Capital Leases for PP&E	83,622	-
Sales Taxes Payable	36,757	-
Other accrued liabilities	20,347	55,160
Accrued board compensation	10,000	5,000
Accrued interest	5,777	-

	$403,197	$230,062

NOTE 10 – DERIVATIVE LIABILITY

In conjunction with raising capital through the issuance of convertible debt, the Company has issued various warrants that have registration rights for the underlying shares. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock,” the fair value of the warrants at the date of issuance was recorded as a derivative liability on the balance sheet, and is revalued at each reporting date. The balance was $489,624 as of June 30, 2006, and the change in fair value from June 30, 2006 to December 31, 2006 has been included as a gain on derivative liability in the amount of $88,785 reflected on the Consolidated Condensed Statement of Operations. The total derivative liability as of December 30, 2006 was $400,839.

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

We have experienced recent significant developments that we expect to have a positive impact on our company, although there is no assurance that the expected positive impact will take place. Recent developments that occurred in second quarter include the following:

•

The Company has evolved its current business model to incorporate a recurring revenue stream through its targeted Supply Chain Profit Link strategy. The SCPL approach focuses on leveraging multi-store retail chains, C-Store Chains, and their respective suppliers in order to reduce the overall reliance on one-time non-recurring license fee revenue.

•	We expanded our Supply Chain profit link clients by adding 3 new suppliers and 1 new retailer.
•	We have continued to expand our Pacific Rim development team, adding 3 additional QA and business analytic staffing in India.
•	We currently have 10 implementations in progress.
•	We have several contracts that are pending based on our continued sales efforts with 5 tier one retailers worldwide.

Three Months Ended December 31, 2006 and 2005

Total revenues were $560,687 and $1,113,656 for the quarters ended December 31, 2006 and 2005, respectively, a 50% decrease. Software license revenues were $25,300 for the quarter ended December 31, 2006 as compared to $230,574 for the quarter ended December 31, 2005, an 89% decrease. This 89% decrease is attributable to the Company’s alteration of its current business model to incorporate a recurring revenue stream through its targeted Supply Chain Profit Link strategy. The SCPL approach focuses on leveraging multi-store retail chains, C-Store Chains, and their respective suppliers in order to mitigate its reliance on one-time, non-recurring revenue streams.

Maintenance and support revenues were $397,113 and $606,311 for the quarters ended December 31, 2006 and 2005, respectively, a decrease of 35%. The $209,198 decrease is due to the loss of two maintenance customers and the large license client that elected not to renew approximately $540,000 in annual maintenance and support services.

Application Service Provider (ASP) revenues were $23,333 and $50,250, respectively for the quarters ending December 31, 2006 and 2005; a decrease of 54%. This $26,917 decrease was the result of the loss of two customers, and an aggressive program the company has instituted to increase the number of Manufacturers using the Supply Chain Profit Link (SCPL). The SCPL model focuses on a recurring revenue stream that the Company believes will enhance its ongoing revenue stream in 2007-2008. In the interim, we are transitioning those current clients as well as prospects toward the recurring revenue model and its timing difference may impact short term and period over period results.

Consulting and other revenue was $114,941 and $226,521 for the quarters ended December 31, 2006 and 2005, respectively, a 49% decrease. This $111,580 decrease is due to the completion of a large project that was begun in the quarter ended September 30, 2005, and the timing around current billings. Under the SCPL model, the Company believes that consulting revenue will increase in future periods as a result of its business metrics and analytics offering under the new model.

Cost of revenues, as a percent of total revenues was 50% and 37% for the quarters ended December 31, 2006 and 2005, respectively. This $137,129 decrease in Cost of Revenues is attributable to lower revenue in each category for the comparative period.

Research and development expenses were $138,911 and $223,687 for the quarters ended December 31, 2006 and 2005 respectively, a 38% decrease. This $84,776 decrease is due to an increase in the amount of costs that qualified to be capitalized associated with new projects. The company has also started to utilize off-shore development resources in order to reduce overall development costs. Additionally, the savings have been offset by engaging in research fees associated with instituting its new SCPL model utilizing paid academic resources to improve the Company’s overall business metrics and algorithmic modeling.

Sales and marketing expenses were $345,224 and $310,433 for the quarters ended December 31, 2006 and 2005, respectively, an 11% increase over the previous year. The company continues to deploy a results oriented sales force under the new SCPL model which allows them to maintain a lower fixed level of costs to generate sales. In order to transition to the new SCPL model, the Company began hiring additional sales and marketing personnel in order to institute the new initiative. We believe that this additional sales effort will take at least 6-9 months to generate sales increases.

General and administrative expenses were $532,424 and $316,438 for the quarters ended December 31, 2006 and 2005, respectively a 68% increase. This $215,986 increase is due to additional Investor Relations consulting work, payment to a recruiter for a new hires in India and approximately $90,000 in additional legal fees associated with a pending patent lawsuit. The Company has identified several of its patents that it believes have been violated. Management intends to take action to defend both current and future patents on its software development. In addition to an increase in investor relations, consulting and legal fees, the Company has increased its accounting and finance personnel to improve the reporting and managerial accounting function within the organization and allow Mr. Dunlavy to increase his participation with operational directives.

Six Months Ended December 31, 2006 and 2005

Total revenues were $1,146,582 and $4,812,521 for the six months ended December 31, 2006 and 2005, respectively, a 76% decrease. Software license revenues were $25,300 for the six months ended December 31, 2006 as compared to $2,861,027 for the six months ended December 31, 2005, a 99% decrease. This 99% decrease is attributable to a $3,000,000 software license sale in the quarter ended September 30, 2005 that did not occur in the same period in 2006. The company historically realizes the bulk of its annual revenue via non-recurring blanket license fees. For the six month period ended December 31, 2005, one-time license fees equated to 62% of total revenue or $3 million. This is characteristic of the Company’s history of lump software license sales due to the average size of our license sale, the sales cycle of our products, and timing differences. The SCPL strategy implementation is anticipated to reduce the Company’s overall reliance on large one-time, non-recurring license fees and evolve its business model toward a more recurring source of revenue.

Maintenance and support revenues were $845,316 and $1,214,757 for the six months ended December 31, 2006 and 2005, respectively, a decrease of 30%. The $369,441 decrease is due to the following: As a result of bankruptcy one of our customers has reduced the number of stores they operate over the last year. $172,000 of the decrease was the result of three Action Manager maintenance customers who did not require further support services at the store level. Additionally, the large license client elected not to renew approximately $540,000 in annual maintenance and support services.

Application Service Provider (ASP) revenues were $44,583 and $99,150, respectively for the six months ending December 31, 2006 and 2005; a decrease of 55%. This $54,567 decrease was the result of the loss of two customers, and an evolution towards the SCPL program the company has instituted to increase the number of Manufacturers and Retailers using the Supply Chain Profit Link.

Consulting and other revenue was $231,383 and $637,587 for the six months ended December 31, 2006 and 2005, respectively, a 64% decrease. This $406,204 decrease is due to the completion of a large project that was begun in the quarter ended September 30, 2005, and the consulting and services contract that were not replace in 2006 for the same period.

Cost of revenues, as a percent of total revenues was 56% and 17% for the six months ended December 31, 2006 and 2005, respectively. This $182,050 decrease in Cost of Revenues is attributable to lower total revenue for the comparative period. While license sales reflects the largest portion of categorical revenue it reflects disproportionately lower amount of cost of revenues due to economies of scale as compared to other revenue categories. The $3,000,000 license sale in Q1-2006 resulted in a lower cost of revenues as a percent of total revenue comparatively.

Research and development expenses were $223,353 and $459,596 for the six months ended December 31, 2006 and 2005 respectively, a 51% decrease. This $236,243 decrease is due to an increase in the amount of costs that qualified to be capitalized associated with new projects. The company has also started to utilize off-shore development resources in order to reduce overall development costs.

Sales and marketing expenses were $604,339 and $593,633 for the six months ended December 31, 2006 and 2005, respectively, a 2% increase over the previous year. The company continues to deploy a sales force which allows them to maintain a lower fixed level of costs to generate sales. In conjunction with the anticipated release of new products and services by mid 2007, the Company has continued to expand its targeted marketing and sales objectives. These increased costs have been offset by the exit of the company’s president during the comparative period in 2005. We believe that this additional sales effort will take at least 6-9 months to generate sales increases.

General and administrative expenses were $989,631 and $629,593 for the six months ended December 31, 2006 and 2005, respectively a 57% increase. This $360,038 increase is due to additional Investor Relations consulting work, payment to a recruiter for new hires, and additional legal fees associated with a pending patent lawsuit. The Company has identified several of its patents that it believes have been violated. Management intends to take action to defend both current and future patents on its software development.

Liquidity and Capital Resources

Net Cash used in operations for the six months ended December 31, 2006, was $1,520,045 compared to $1,946,806 provided by operating activities for the same period in 2005. This $3,466,852 comparative decrease is attributable to a non-recurring one-time software license sale to one customer during the quarter ended September 30, 2005. Details of this software license sales transaction are listed in an 8K filed on August 11, 2005. Net cash used in investing activities was $520,639 and $6,475 during the six months ended December 31, 2006 and 2005, respectively. The increase in cash used in investing was due to procurement of computers and other office equipment and the capitalization of new product development costs in 2006. The company anticipates further utilization of its investing cash into product development until such time as it releases its new products and enhancements in the 3rd and 4th Quarter of 2007.

Cash on hand was $1,422,994 at December 31, 2006, an increase of $1,292,394 over the $130,600 on hand in the same period in 2005. This increase is attributable to the Company restructuring its debt and equity portfolio during 2006 which included refinancing note payables and paying off a revolving line of credit from its net proceeds of issuing 3,636,364 shares of restricted common stock, as described under Item 1.01 of Form 8K date June 14, 2006. The total net proceeds to the company from this sale were approximately $4,570,000. The Company anticipates a comparative reduction in interest costs by approximately $800,000 in 2007 as a result of this reduction in debt. Net cash used in financing activities decreased from $2,019,401 for the six months ended December 31, 2005 to $53,382 for the current period ending December 31, 2006. This decrease is attributable to the payoff of a note payable with Triplenet Investments during the three months ended September 30, 2005 offset by offering costs associated with the issuance of certain stock.

Current assets at December 31, 2006 totaled $2,051,969, a decrease of $1,979,609 over the year ending June 30, 2006. The decrease is due to uses of cash by the Company in order to fund operational shortfalls, fund capital expansion, and expand its focus on its evolving Supply Chain Profit Link Model. Current liabilities as of December 31, 2006 and June 30, 2006 were $1,245,738 and $1,497,282 respectively. As stated above, the company has utilized proceeds from the issuance of stock to refinance its debt position, increase its operational and development presence in the Pacific Rim, and increase staffing to support current and future projects.

At December 31, 2006, the company had a working capital surplus of $806,231, as compared to a working capital deficit of $2,936,158 for the six months ended, December 31, 2005. This increase in working capital is due to the issuance of additional stock in June of 2006 as stated above and the $3,000,000 non-recurring, large license sale that the company received in 2006. Management believes the increase in working capital will allow the company to achieve its Supply Chain Profit Link objectives, bring to market enhancements to existing products currently still in development, and provide sufficient cash flow to fund shortfalls in cash generated from operations in 2007.

The Company has achieved profitability for the first time in the fiscal year ended June 30, 2006. However, the Company has yet to consistently provide sufficient cash flow from operations in order meet its ongoing capital and operational cash flow requirements. The Company has been successful over the past ten years in obtaining working capital and will continue to seek to raise additional capital from time to time as needed and until consistent period to period profitably can be maintained. The Company has a bank credit facility equal to 75% of our outstanding accounts receivable up to 120 days with a maximum of $200,000. As of December 31, 2006, we had no outstanding borrowings under this credit facility.

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

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2006. Based on this evaluation as a result of the matters discussed in the following paragraph, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission ("SEC") rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company has found significant internal control deficiencies in its accounting for property, plant and equipment and deficiencies in disclosure control. The Company’s systems formerly did not allow it to account for depreciation of individual assets and consequently were unable to accurately identify specific amounts to be adjusted when assets are disposed of or sold. The Company has deployed a new fixed asset system and is in the process of instituting policies and procedures which will allow it to resolve this deficiency. The Company anticipates this deficiency will be remedied within the next reporting period The Company has also noted deficiencies in it’s systems for evaluating and implementing new accounting pronouncements and internal review of its filings. In conjunction with conducting a self-assessment and in preparation for compliance for Section 404 of the Sarbanes-Oxley Act of 2002, the Company is evaluating options including the responsibilities of personnel and consultants, and changing its policies to remedy these deficiencies. The Company believes it will be able to adopt changes that will resolve this deficiency within the next three to six months.

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
None

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

Date: February 14, 2007	PARK CITY GROUP, INC

By /s/ Randall K. Fields Randall K. Fields, Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: February 14, 2007	By /s/ William Dunlavy William Dunlavy Chief Financial Officer and Secretary (Principal Financial and Principal Accounting Officer)

(Balance of the page intentionally left blank)