Form 10QSB
period 2007-03-31
PARK CITY GROUP INC
filed 2007-05-15
CIK 50471

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   [ X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 11, 2007

Common Stock, $.01 par value	8,949,820

PARK CITY GROUP, INC.

Table of Contents to Quarterly Report on Form 10-QSB

	PART I - FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Condensed Balance Sheets as of March 31, 2007 (Unaudited) and
	June 30, 2006	3

	Consolidated Condensed Statements of Operations for the Three and Nine Months Ended
	March 31, 2007 and 2006 (Unaudited)	4

	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended
	March 31, 2007 and 2006 (Unaudited)	5

	Notes to Consolidated Condensed Financial Statements	6

Item 2	Management’s Discussion and Analysis or Plan of Operation	10

Item 3	Controls and Procedures	13

	PART II – OTHER INFORMATION

Item 1	Legal Proceedings	14

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3	Defaults Upon Senior Securities	14

Item 4	Submission of Matters to a Vote of Security Holders	14

Item 5	Other Information	14

Item 6	Exhibits	14

Exhibit 31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(Balance of the page intentionally left blank)

PARK CITY GROUP, INC.

Consolidated Condensed Balance Sheets

	March 31, 2007 (unaudited)	June 30, 2006
Assets
Current Assets:
Cash and cash equivalents	$783,596	$3,517,060
Marketable Securities	64,158	—
Receivables, net of allowance $41,133 and $126,324 at March 31, 2007
and June 30, 2006, respectively	390,578	103,190
Unbilled receivables	190,036	237,641
Prepaid expenses and other current assets	252,132	173,687

Total current assets	1,680,500	4,031,578

Property and equipment, net	452,448	84,741

Other assets:
Deposits and other assets	27,401	29,958
Capitalized software costs, net	921,483	680,187

Total other assets	948,884	710,145

Total assets	$3,081,832	$4,826,464

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$252,042	$112,136
Accrued liabilities	399,669	230,062
Deferred revenue	459,504	648,686
Line of Credit	100,000	—
Current portion of capital lease obligations	70,968	16,774
Derivative liability	—	489,624

Total current liabilities	1,282,183	1,497,282

Long-term liabilities
Long-term note payable, net of discount of $53,350 at March 31, 2007 and $97,404 at June 30,
2006, respectively	1,886,650	1,842,596
Capital lease obligations, less current portion	233,867	4,948

Total long-term liabilities	2,120,517	1,847,544

Total liabilities	3,402,700	3,344,826

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 8,948,476 and
8,931,234 issued and outstanding at March 31, 2007 and June 30, 2006, respectively	89,485	89,312
Additional paid-in capital	20,554,809	20,564,933
Accumulated deficit	(20,965,162)	(19,172,607)

Total stockholders' equity	(320,868)	1,481,638

Total liabilities and stockholders' equity	$3,081,832	$4,826,464

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.

Consolidated Condensed Statements of Operations (Unaudited)

For the Three and Nine Months Ended March 31, 2007 and 2006

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Revenues:
Software licenses	$46,578	$573,900	$71,878	$3,434,927
Maintenance and support	321,200	535,311	1,166,516	1,750,068
Application service provider	26,251	48,525	70,834	147,675
Consulting and other	104,120	211,952	335,503	849,539

	498,149	1,369,688	1,644,731	6,182,209
Cost of revenues	404,195	396,976	1,044,217	1,219,048

Gross margin	93,954	972,712	600,514	4,963,161

Operating expenses:
Research and development	137,778	225,180	361,131	684,776
Sales and marketing	376,924	395,055	981,263	988,688
General and administrative	507,312	418,777	1,496,943	1,048,370

Total operating expenses	1,022,014	1,039,012	2,839,337	2,721,834

(Loss) income from operations	(928,060)	(66,300)	(2,238,823)	2,241,327
Other income (expense):
Gain on derivative liability	—	—	88,785	—
Gain on recovery of bad debt	52,344	—	52,344	—
Unrealized gain on marketable securities	11,814	—	11,814	—
Interest expense	(48,271)	(319,491)	(107,514)	(817,066)

(Loss) income before income taxes	(912,173)	(385,791)	(2,193,394)	1,424,261
(Provision) benefit for income taxes	—	—	—	—

Net (loss) income	$(912,173)	$(385,791)	$(2,193,394)	$1,424,261

Weighted average shares, basic	8,934,000	5,750,000	8,932,000	5,684,000

Weighted average shares, diluted	8,934,000	5,750,000	8,932,000	5,850,000

Basic (loss) income per share	$(0.10)	$(0.07)	$(0.25)	$0.25

Diluted (loss) income per share	$(0.10)	$(0.07)	$(0.25)	$0.24

See accompanying notes to consolidated condensed financial statements.

(Balance of page intentionally left blank)

PARK CITY GROUP, INC.

Consolidated Condensed Statements of Cash Flows (Unaudited)

For the Nine Months Ended March 31,

	2007	2006
Cash flows from operating activities:
Net (loss) income	$(2,193,394)	$1,424,261
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	168,624	255,152
Gain from derivative liability	(88,785)	—
Gain on recovery of bad debt	(52,344)	—
Unrealized gain on marketable securities	(11,814)	—
Amortization of discounts on debt	44,052	215,093
Bad debt expense	(32,847)	(6,696)
Stock issued for services and expenses	41,099	139,849
Stock Issued for interest	—	294,334
(Increase) decrease in:
Trade Receivables	(254,541)	(550,681)
Unbilled receivables	47,605	—
Prepaids and other assets	(75,888)	(68,361)
(Decrease) increase in:
Accounts payable	139,906	(264,823)
Accrued liabilities	169,607	(6,705)
Deferred revenue	(189,182)	124,542
Related party payable	—	97,000
Accrued interest, related party	—	(848,258)

Net cash (used in) provided by operating activities	(2,287,902)	804,707

Cash Flows From Investing Activities:
Purchase of property and equipment	(125,127)	(20,445)
Capitalization of software costs	(352,369)	—

Net cash used in investing activities	(477,496)	(20,445)

Cash Flows From Financing Activities:
Net increases(decrease) in line of credit - related party	100,000	(409,901)
Offering costs associated with issuance of stock	(51,051)	—
Payment to extend note	—	(9,000)
Proceeds from debt	—	1,833,300
Payments on notes payable and capital leases	(17,015)	(2,367,406)

Net cash provided by (used in) financing activities	31,934	(953,007)

Net decrease in cash	(2,733,464)	(168,745)
Cash and cash equivalents at beginning of period	3,517,060	209,670

Cash and cash equivalents at end of period	$783,596	$40,925

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$—	$—

Cash paid for interest	$147,288	$1,028,888

See accompanying notes to consolidated condensed financial statements.

(Balance of page intentionally left blank)

PARK CITY GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2007

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Park City Group, Inc. (the “Company) is incorporated in the state of Nevada, and the Company’s 98.76% owned subsidiary Park City Group, Inc. is incorporated in the state of Delaware. All inter-company transactions and balances have been eliminated in consolidation.

The Company designs, develops, markets and supports proprietary software products. These products are designed to be used in retail businesses having multiple locations to assist in the management of business operations on a daily basis and communicate results of operations in a timely manner. In addition the Company has built a consulting practice for business improvement that centers around the Company’s proprietary software products. The principal markets for the Company’s products are retail companies, financial services, branded food manufacturers and display manufacturing companies which have operations in North

America and, to a lesser extent, in Europe and Asia.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10-KSB, are adequate to make the information presented not misleading. Operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2007.

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

For the three and nine months ended March 31, 2007 options and warrants to purchase 948,813 shares of common stock were not included in the computation of diluted EPS due either to the dilutive effect from a net loss. For the three and nine months ended March 31, 2006 options and warrants to purchase 738,871 and 169,992 shares of common stock, respectively were not included in the computation of diluted EPS due either to the dilutive effect from a net loss or a strike price in excess of market price. Using the treasury stock method 165,903 shares were assumed repurchased and added to the shares outstanding for the computation of diluted EPS for the nine months ended March 31, 2006.

Reverse Stock Split

On August 11, 2006, the Company effected a 1-for-50 reverse stock split. All references to the equity of the Company in this document reflect the effects of this action.

NOTE 3 – LIQUIDITY

As shown in the consolidated condensed financial statements, the Company had a loss of ($2,193,394) for the nine months ending March 31, 2007 and net income of $1,424,261 for the nine months ending March 31, 2006. The difference is due to a large one-time, non-recurring sale in August 2005. Current assets were in excess of current liabilities at March 31, 2007, giving the Company working capital of $398,317. The Company had negative cash flow from operations during the nine months ended March 31, 2007.

The Company believes that current working capital and cash flows from sales will allow the Company to fund its currently anticipated capital spending and debt service requirements during the year ended June 30, 2007. The financial statements do not reflect any adjustments should the Company’s working capital operations and other financing be insufficient to meet spending and debt service requirements.

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

Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, the Company recorded compensation expense on a straight-line basis for the three and nine months ended March 31, 2007, for: (a) the vesting of options granted prior to July 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to July 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)). In accordance with the modified prospective application method, results for the three and nine months ended March 31, 2006 have not been restated.

The following pro-forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the effect on net income (loss) and net income (loss) per common share for the three and nine months ended March 31, 2006 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to July 1, 2006:

	Three Months ended March 31,	Nine Months ended March 31,
	2006	2006

Net (Loss) income available to common shareholders, as reported	$ (385,791)	$ 1,424,261

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects.	—	(14,325)

Net (loss) income – pro forma	$ (385,791)	$ 1,409,936

(Loss) income per share:
Basic – as reported	$ (0.07)	$ 0.25
Diluted – as reported	$ (0.07)	$ 0.24
Basic – pro forma	$ (0.07)	$ 0.25
Diluted – pro forma	$ (0.07)	$ 0.24

Park City Group has employment agreements with executives. One provision of these agreements is for a stock bonus. 25% of these bonuses are to be paid on each of their first four anniversary dates.

•	Agreement with Vice President, dated effective December 28, 2005 is payable in 3,571 share increments for a total of 14,284 shares, 3,571 shares have been issued under this agreement.
•	Agreement with Director of Marketing, dated effective January 1, 2006 is payable in 3,571 share increments for a total of 14,284 shares, 3,571 shares have been issued under this agreement.

NOTE 5 – OUTSTANDING STOCK OPTIONS

The following tables summarize information about fixed stock options and warrants outstanding and exercisable at March 31, 2007:

	Options and Warrants Outstanding at March 31, 2007			Options and Warrants Exercisable at March 31, 2007

Range of exercise prices	Number Outstanding at March 31, 2007	Weighted average remaining contractual life (years)	Weighted average exercise price	Number Exercisable at March 31, 2007	Weighted average exercise price

$1.50 - $2.50	538,318	0.91	$ 1.98	538,318	$ 1.98
$3.00 - $4.00	410,495	3.61	3.50	410,495	3.50

	948,813	2.09	$ 2.64	948,813	$ 2.64

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

The Company has a revolving Line of Credit with Riverview to cover short term cash needs pursuant to a promissory note payable. The credit facility has a maximum draw amount of $800,000 and bears interest at 12% with a fee for advances. Repayments are made as funds are available, with a due date of June 15, 2007. There was a zero balance due on the Line of Credit at March 31, 2007 and June 30, 2006.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following as of:

	March 31, 2007	June 30, 2006
Computer equipment	$ 402,534	$ 1,455,396
Furniture and equipment	318,961	207,251
Leasehold improvements	126,063	85,795
	847,558	1,748,442
Less accumulated depreciation and amortization	(395,110)	(1,663,701)
	$ 452,448	$ 84,741

NOTE 8 – CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following as of:

	March 31, 2007	June 30, 2006
Capitalized software costs	$ 2,029,603	$ 1,677,234
Less accumulated amortization	(1,108,120)	(997,047)
	$ 921,483	$ 680,187

NOTE 9 – ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:

	March 31, 2007	June 30, 2006
Accrued vacation	$129,785	$110,717
Accrued compensation	115,265	59,185
Accrued legal fees	53,227	36,000
Other accrued liabilities	50,572	19,160
Sales Taxes Payable	25,043	—
Accrued board compensation	20,000	5,000
Accrued interest	5,777	—
	$399,669	$230,062

NOTE 10 – DERIVATIVE LIABILITY

In January 2007, the Company completed its registration statement which included the warrants that were the basis for this liability. In accordance with FSP EITF 00-19-2 Accounting for Registration Payment Arrangements, the Company has recorded a change in accounting principles’ through a cumulative-effect adjustment. The Company has determined that the transfer of consideration is not probable and furthermore in accordance with FASB Statement No. 5 Accounting for Contingencies and FASB No. 6, Elements of Financial Statements the Company cannot reasonably estimate or measure on the basis of available evidence or logic the costs with maintaining the effectiveness of the registration statement. Therefore, in accordance with FSP EITF 00-19-2 the derivative liability as of March 31, 2007 has been eliminated and the change in fair value from June 30, 2006 to March 31, 2007, “the cumulative adjustment” has been reflected as an adjustment to Retained Earnings in the amount of $400,839.

NOTE 11 – GAIN ON RECOVERY OF BAD DEBT

In January 2007 the Company received notice of final settlement of its accounts receivable claim in the Winn-Dixie bankruptcy. This notice stated that the Company had been credited with 3,635 shares of Winn Dixie common stock. The shares received were dated December 21, 2006, the value at grant date was $52,344. The Winn Dixie account receivable was recorded as a bad debt in FY 2006, and as such the receipt was recorded as a gain on recovery of bad debt for the three and nine months ended March 31, 2007.

The Company holds the Winn-Dixie stock as a trading security for accounting purposes and has recorded an unrealized gain of $11,814 for the change in market value from the date of receipt to March 31, 2007.

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

Overview;

Park City Group develops and markets computer software and profit optimization consulting services that help its retail customers to reduce their inventory and labor costs; the two largest controllable operating expenses in the retail industry, while increasing the customer’s sales, reducing shrink, increasing gross margin, contribution margin, and thus improving the bottom line results. Our suite of products, Fresh Market Manager, ActionManager™ and the newest subscription based Supply Chain Profit Link are designed to address the needs of retailers in store operations management, manufacturing and both durable goods and perishable product management.

Because the product concepts originated in the environment of actual multi-unit retail chain ownership, the products are strongly oriented to an operation’s bottom line results. The products use a contemporary technology platform that is capable of supporting existing product lines and can also be expanded to support related products. The Company continues to transition its software business from a licensed based approach to its new subscription based model through its targeted Supply Chain Profit Link strategy (“SCPL”). The subscription based SCPL tool and analytics group focuses on leveraging multi-store retail chains, C-Store Chains, and their respective suppliers in order to reduce shrink, labor costs, and increase profitability.

We have experienced recent significant developments that we expect to have a positive impact on our company, although there is no assurance that the expected positive impact will take place. Recent developments that occurred in third quarter include the following:

•	We expanded our Supply Chain profit link engagements to 19 categories with 6 retailers.
•	We currently have 9 software implementations in progress.
•	We have several Supply Chain Profit Link contracts that are pending based on our continued sales efforts with 6 international retailers.

Three Months Ended March 31, 2007 and 2006

Total revenues were $498,149 and $1,369,688 for the quarters ended March 31, 2007 and 2006, respectively, a 64% decrease. Software license revenues were $46,578 for the quarter ended March 31, 2007 as compared to $573,900 for the quarter ended March 31, 2006, a 92% decrease. This decrease is attributable to the Company’s continued evolution of its current business model to incorporate a subscription based recurring revenue stream through its targeted Supply Chain Profit Link strategy (“SCPL”).

Maintenance and support revenues were $321,200 and $535,311 for the quarters ended March 31, 2007 and 2006, respectively, a decrease of 40%. The $214,111 decrease is due to the reduction of renewals in annual maintenance contracts as the software’s proven reliability has resulted in customers needing less monthly support. In addition, the one-time, non-recurring license client whose annual maintenance contract and support services expired did not renew accounts for a reduction of approximately $540,000 in maintenance and support services for 2007 on an annualized basis.

Application Service Provider (ASP) revenues were $26,251 and $48,525, respectively for the quarters ending March 31, 2007 and 2006; a decrease of 46%. This $22,274 decrease was the result of the loss of two customers. This decrease was offset by the evolution toward its SCPL tool. The Company continues to focus its resources to increase the number of retailers, suppliers and manufacturers using the Supply Chain Profit Link tool in both perishable and non-perishable categories. The Company believes that this recurring subscription based revenue stream will favorably impact and enhance its ongoing revenue stream into 2008 and beyond although there can be no assurances we will be successful. Furthermore, the subscription based approach is designed to reduce the Company’s overall reliance on one-time non-recurring license fees. In the short term, we are transitioning current clients and new customers toward the recurring revenue model; therefore, timing differences may impact short term results when comparing period over period results.

Consulting and other revenue was $104,120 and $211,952 for the quarters ended March 31, 2007 and 2006, respectively, a 51% decrease. This $107,832 decrease is due to the corresponding services revenue on the large one-time license client and the completion of the project that was begun in the quarter ended September 30, 2005. In addition, consulting revenues are anticipated to be reduced in the short term as those resources are utilized to deploy our SCPL product. Under the SCPL model, the Company believes that consulting revenue will increase as a result of its business metrics and analytics consulting services along with the Supply Chain Profit tool.

Cost of revenues, as a percent of total revenues was 81% and 29% for the quarters ended March 31, 2007 and 2006, respectively. The increase in cost of revenues is a result of lower total revenue, lower license revenue, and the direct fixed costs associated with the sale of any of the Company’s products and services. Lower license revenue for the quarter ending March 31, 2007 resulted in a disproportionately higher level of total cost of revenues. While license sales reflects historically the largest portion of categorical revenue it reflects disproportionately lower amount of cost of revenues.

Research and development expenses were $137,778 and $225,180 for the quarters ended March 31, 2007 and 2006 respectively, a 39% decrease. This $87,402 decrease is due to the amount of costs that qualified under FAS 86 to be capitalized as new projects and significant enhancement. The Company currently has 1 new product and 2 significant enhancements that it anticipates will be released in the 4th Quarter. In addition, the Company continues to utilize offshore resources in India to reduce overall development costs.

Sales and marketing expenses were $376,924 and $395,055 for the quarters ended March 31, 2007 and 2006, respectively. The Company continues to deploy a salaried sales force under the new SCPL model which allows it to maintain a relatively fixed level of costs to generate sales. In order to transition to the new SCPL model, the Company has begun hiring additional sales and marketing personnel in order to institute the new initiative and the costs associated with these additions will be reflected in the coming year. We believe that this additional sales effort will materialize in late 2007 as the Company fully deploys its Supply Chain Profit Link software tool.

General and administrative expenses were $507,312 and $418,777 for the quarters ended March 31, 2007 and 2006, respectively a 21% increase. This $88,535 increase is due to additional Investor Relations consulting work, addition of administrative personnel, relocation of corporate offices, and additional legal fees associated with a pending patent lawsuit. The Company has identified several of its patents that it believes have been violated. Management intends to take action to defend both current and future patents on its software development.

Interest expense was $48,271 and $319,491 for the quarters ended March 31, 2007 and 2006, respectively. This $271,220 decrease is the result of the Company’s refinancing note payables and paying off a revolving line of credit from its net proceeds of issuing 3,636,364 shares of restricted common stock, as described under Item 1.01 of Form 8K date June 14, 2006. The total net proceeds to the Company from this sale were approximately $4,570,000. The Company anticipates a comparative reduction in interest costs in 2007 as a result of this reduction in debt.

Nine Months Ended March 31, 2007 and 2006

Total revenues were $1,644,731 and $6,182,209 for the nine months ended March 31, 2007 and 2006, respectively, a 73% decrease. Software license revenues were $71,878 for the nine months ended March 31, 2007 as compared to $3,434,927 for the nine months ended March 31, 2006, a 98% decrease. This 98% decrease is attributable to a $3,000,000 software license sale in the quarter ended September 30, 2005 that did not occur in the same period in 2006. The Company historically realizes the bulk of its annual revenue via non-recurring blanket license fees. For the nine month period ended March 31, 2006, one-time license fees equated to 49% of total revenue or $3 million. This is characteristic of the Company’s history of lump software license sales due to the average size of our license sale, the sales cycle of our products, and timing differences. The SCPL strategy implementation is anticipated in the long term to reduce the Company’s overall reliance on large one-time, non-recurring license fees and evolve its business model toward a more recurring source of revenue.

Maintenance and support revenues were $1,166,516 and $1,750,068 for the nine months ended March 31, 2007 and 2006, respectively, a decrease of 33%. The $583,552 decrease is due to the following: As a result of bankruptcy one of our customers has reduced the number of stores they operate over the last year. $172,000 of the decrease was the result of Action Manager maintenance customers who did not require further support services at the store level. Additionally, the large one-time, non-recurring license client did not require extending its annual maintenance and support services contract in the amount of, approximately $540,000.

Application Service Provider (ASP) revenues were $70,834 and $147,675, respectively for the nine months ending March 31, 2007 and 2006; a decrease of 52%. This $76,841 decrease was the result of the loss of two customers, and offset by increases as a result of an evolution towards the SCPL program the Company has instituted to increase the number of Suppliers, Retailers and Manufacturers using the Supply Chain Profit Link tool.

Consulting and other revenue was $335,503 and $849,539 for the nine months ended March 31, 2007 and 2006, respectively, a 61% decrease. This $514,036 decrease is due to the completion of a large project that was begun in the quarter ended September 30, 2005, and the consulting and services contract that were not replaced in 2006 for the same period.

Cost of revenues, as a percent of total revenues was 63% and 20% for the nine months ended March 31, 2007 and 2006, respectively. This $174,831 decrease in Cost of Revenues is a result of a larger portion of proportional revenue earned from licenses for the nine months March 31, 2006. Historically, license sales reflects the largest portion of categorical revenue; however, it reflects a disproportionately lower amount of cost of revenues due to lower overall incremental costs compared to other revenue categories. As a result of the $3,000,000 license sale in Q1-2006, this resulted in a lower cost of revenues as a percent of total revenue comparatively.

Research and development expenses were $361,131 and $684,776 for the nine months ended March 31, 2007 and 2006 respectively, a 47% decrease. This $323,645 decrease is due to an increase in the amount of costs that qualified to be capitalized associated with new projects. The Company continues to utilize off-shore development resources in order to reduce overall development costs.

Sales and marketing expenses were $981,263 and $988,688 for the nine months ended March 31, 2007 and 2006, respectively, a 1% increase over the previous year. The Company continues to deploy a sales force which allows them to maintain a relatively lower fixed level of costs to generate sales. In conjunction with the release of Service Release 5 (“SR5”) for its suite of products and SCPL in 3rd Quarter of 2007, the Company has continued to expand its targeted marketing and sales objectives.

General and administrative expenses were $1,496,943 and $1,048,370 for the nine months ended March 31, 2007 and 2006, respectively a 43% increase. This $448,573 increase is due to additional Investor Relations consulting work, payment to a recruiter for a new hire, addition of administrative staff, relocation of the corporate office, and additional legal fees associated with a pending patent lawsuit. The Company has identified several of its patents that it believes have been violated. Management intends to take action to defend both current and future patents on its software development.

Interest expense was $107,514 and $817,066 for the nine months ended March 31, 2007 and 2006, respectively. This $709,552 decrease is the result of the Company’s refinancing note payables and paying off a revolving line of credit from its net proceeds of issuing 3,636,364 shares of restricted common stock, as described under Item 1.01 of Form 8K date June 14, 2006. The total net proceeds to the Company from this sale were approximately $4,570,000. The Company anticipates a comparative reduction in interest costs in 2007 as a result of this reduction in debt.

Liquidity and Capital Resources

Net cash used in operations for the nine months ended March 31, 2007, was $2,287,902 compared to $804,707 provided by operating activities for the same period in 2006. This $3,092,609 comparative decrease is attributable to a non-recurring one-time software license sale to one customer during the quarter ended September 30, 2005. Details of this software license sales transaction are listed in an 8K filed on August 11, 2005. Net cash used in investing activities was $477,496 and $20,445 during the nine months ended March 31, 2007 and 2006, respectively. The increase in cash used in investing was due to procurement of computers and other office equipment related to the relocation of the company’s corporate office and the capitalization of new product development costs in 2006. The Company anticipates further utilization of its investing cash into product development until such time as it releases its new products and significant enhancements in the fourth quarter of 2007.

Cash on hand was $783,596 at March 31, 2007, a decrease of $2,733,464 over the $3,517,060 on hand at June 30, 2006. This decrease is the result of the Company’s refinancing note payables and paying off a revolving line of credit from its net proceeds of issuing 3,636,364 shares of restricted common stock, as described under Item 1.01 of Form 8K date June 14, 2006. The total net proceeds to the Company from this sale were approximately $4,570,000. The Company anticipates a comparative reduction in interest costs by approximately $800,000 in 2007 as a result of this reduction in debt. The Company also incurred approximately $300,000 in professional fees associated with filing of its registration statement, fees and guarantees costs associated with the refinancing of its debt, as well as utilizing cash to fund operations and capital expansion. .

Net cash provided by financing activities decreased from $3,169,053 for the year ended June 30, 2006 to net cash provided by financing activities of $31,934 for the nine months ended March 31, 2007. This decrease is attributable to the retirement of debt, the Company utilized proceeds from its line of credit to fund timing differences associated with funding capital needs related to the move of its corporate facility in the period ending March 31, 2007.

Current assets at March 31, 2007 totaled $1,680,500, a 58% decrease from current assets on hand of $4,031,578 at the year ending June 30, 2006. The decrease is due to uses of cash by the Company in order to fund operations, fund technology upgrades, relocation of its corporate offices, and deploy its subscription based Supply Chain Profit Link product. Current liabilities as of March 31, 2007 and June 30, 2006 were $1,282,183 and $1,497,282 respectively. This 14% decrease in current liabilities is primarily the result of the reversal of a $489,624 derivative liability in accordance with the registration of shares and offset by the utilization of proceeds from the company’s line of credit to fund transitional shortfalls resulting from capital lease approvals.

At March 31, 2007, the Company had a working capital surplus of $398,317, as compared to a working capital surplus of $2,534,296 for the year ended June 30, 2006. This 84% decrease in working capital is due to the evolution of the Company from a licensed based approach towards a subscription based business model and an increased use of cash as previously discussed. Management believes that while the decrease in focus on large license sales may impact its working capital in the short term, the Supply Chain Profit Link subscription service will provide a more consistent and reliable revenue and cash flow stream in the near future.

The Company achieved profitability for the first time in the fiscal year ended June 30, 2006. However, the Company incurred net losses for the three and nine months ended, March 31, 2007, and has yet to consistently provide sufficient cash flow from operations in order meet its ongoing capital and operational cash flow requirements. The Company historically has been successful in obtaining working capital and will continue to seek to raise additional capital from time to time as needed and until consistent period to period profitably can be maintained, although no assurance can be given that the Company will be able to obtain such capital, or obtain such capital on reasonable terms. The Company has a bank credit facility equal to 75% of our outstanding accounts receivable up to 120 days with a maximum of $200,000. As of March 31, 2007, we had $100,000 of outstanding borrowings under this credit facility.

Management believes that an evolution of its current business model from a license based approach to a recurring subscription based model will reduce the length of its sales cycle and mitigate its reliance on large one-time non-recurring license sales. However, there can be no assurance that we will be successful in our efforts to deliver profitable operations on a period to period basis. If we are unable to operate profitably on ongoing basis we may be required to reduce operations and/ or reduce or discontinue further research and development

Off-Balance Sheet Arrangements

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

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2007. Based on this evaluation as a result of the matters discussed in the following paragraph, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In 2006, the Company found significant internal control deficiencies in its accounting for property, plant and equipment and deficiencies in disclosure control. Since then, the Company has evaluated its controls and procedures and installed specific remedies to rectify the deficiency. The remedies to rectify the deficiency in property, plant and equipment were an installation of a new asset tracking system, deployment of bar code tracking tags, a full reconciliation of physical assets on-hand to the fixed asset system, and the development of a fixed asset policies and procedures manual to specify guiding principles and courses for documentation on current and future purchases. The Company believes that it has remedied this deficiency.

The Company had also noted deficiencies in it’s systems for evaluating and implementing new accounting pronouncements and internal review of its filings. The Company has retained outside professional advisors to provide consulting services on technical accounting issues and deploy courses of action in complying with changing guidelines. The Company has also modified its personnel and responsibilities in order to better manage an internal review of documents for disclosure control. The Company believes that it has remedied this deficiency.

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

(Balance of the page intentionally left blank)

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no changes in legal proceedings since those disclosed in the Company’s form 10-KSB filed for the year ended June 30, 2006.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

•	In March 2007 we issued 7,142 shares of common stock to members of management per employment agreements. These shares had a market value of $17,355 at issuance.
•	In March 2007 we issued 6,344 shares of common stock to board members in lieu of cash compensation of $15,000.
•

In March 2007 we issued 4,224 shares of common stock to three employees as bonuses for extra efforts put forth facilitating the relocation of the Company’s corporate headquarters, these shares had a market value of $8,744 at issuance.

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

Date: May 15, 2007	PARK CITY GROUP, INC

By /s/ Randall K. Fields Randall K. Fields, Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: May 15, 2007	By /s/ William Dunlavy William Dunlavy Chief Financial Officer and Secretary (Principal Financial and Principal Accounting Officer)

(Balance of the page intentionally left blank)