Form 10KSB
period 2007-06-30
PARK CITY GROUP INC
filed 2007-09-28
CIK 50471

U.  S.  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

Annual Report Under
Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended
June 30, 2007

Commission file number
000-03718

PARK CITY GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Outstanding as of September 28, 2007
8,960,703 Shares (662 shareholders)

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

The issuer’s revenues for the year ended June 30, 2007 were $2,592,166.

The aggregate market value of the stock held by non-affiliates of the registrant is approximately $9,610,000, calculated using a price of $3.10 per share on September 27, 2007.

Forward-Looking Statements
This annual report on Form 10-KSB contains forward looking statements.  The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.”  Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including the risk factors set forth below and elsewhere in this report.  See “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”  Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I
Item 1.  Description of Business

General

Park City Group develops and markets patented computer software and profit optimization consulting services that are intended to help its retail customers to reduce their inventory and labor costs; the two largest controllable expenses in the retail industry.  The technology has its genesis in the operations of Mrs. Fields Cookies co-founded by Randall K. Fields, CEO of Park City Group, Inc.  Industry leading customers such as The Home Depot, Anheuser Busch Entertainment, Perdue, Monterey Mushrooms, Pacific Sunwear, Wawa and Tesco Lotus benefit from the Company’s software.  Because the product concepts originated in the environment of actual multi-unit retail chain ownership, the products are strongly oriented to an operations’ bottom line results.

The Company was incorporated in the State of Delaware on December 8, 1964 as Infotec, Inc. From June 20, 1999 to approximately June 12, 2001, it was known as Amerinet Group.com, Inc. In 2001, the name was changed from Amerinet Group.com to Fields Technologies, Inc.  On June 13, 2001, the Company entered into a “Reorganization Agreement” with Randall K. Fields and Riverview Financial Corporation whereby it acquired substantially all of the outstanding stock of Park City Group, Inc., a Delaware corporation, which became a 98.67% owned subsidiary.   Operations are conducted through this subsidiary which was incorporated in the State of Delaware in May 1990.  The Company develops and licenses its software applications identified as “Fresh Market Manager”, “Supply Chain Profit Link”, and “ActionManager™”.  The Company also provides implementation and profit optimization consulting services for its application products.

On August 7, 2002, Fields Technologies, Inc., (OTCBB:FLDT) changed its name from Fields Technologies, Inc., to Park City Group, Inc., and reincorporated in Nevada.  Therefore, both the parent-holding company (Nevada) and its operating subsidiary (Delaware) are named Park City Group, Inc.  Park City Group, Inc. (Nevada) has no other business operations other than in connection with its subsidiary. In this Annual Report Form 10KSB when the terms “we”, “Company” or “Park City Group” are used, it is referring to the Park City Group, Inc., a Delaware corporation, as well as to Fields Technologies, Inc., the Delaware Corporation, which was reincorporated in Nevada under the name of the Park City Group, Inc.  The stock trades under the symbol PCYG.

On the 11th day of August 2006, the company effected a 1 for 50 reverse stock split.  All trading price information set forth gives effect to such reverse stock split.

The principal executive offices are located at 3160 Pinebrook Road, Park City, Utah 84098.  The telephone number is (435) 645-2000.  The website address is http://www.parkcitygroup.com.

Supermarket

The Supermarket industry is under increased competitive pressure from Value Retailers such as Wal-Mart, Costco, Target, and others.  One of the strategies that traditional supermarkets are implementing is to increase the quantity and quality of their perishable offerings.  Perishable departments, such as bakery, meat and seafood, dairy, and deli have historically been loosely managed but now have been forced to become a focus for profitability improvement.  The Company’s software and consulting services and change management resources are designed to address this specific business problem; increasing the profitability of perishable products at the department and store level.

Convenience Store

For Convenience Stores, recent trends of contracting gasoline sales margins and declining tobacco sales further increases the need for improved cost controls, focus on product mix, and better decision support.  To intensify the focus on these issues, other industry segments such as value retailers and grocery stores have begun cutting into the convenience store stronghold by offering gasoline, a product that once was monopolistic to the convenience store retailer.  In response to declining gasoline sales and profits, the C-Store industry is pushing into Fresh Food as an avenue of increased sales and profitability.  Only the most progressive convenience store operations have automated systems to help store managers, leaving the majority of the operators without any technology to ease their administrative and operations burdens.

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

Fresh Market Manager

Addressing the inventory issues that plague today’s retailers, Fresh Market Manager is a suite of software product applications designed to help manage perishable food departments including bakery, deli, seafood, produce, meat, home meal replacement, dairy, frozen food, and floral. Although the supermarket and convenience store industries have invested substantial sums on Point-of-Sale, scanning systems, etc., those systems are, almost without exception, limited to proving price look-up functions rather than decision support functions.  These industries are a classic representation of “data rich” and “information poor”.  Park City Group is capitalizing on that environment to bring together information from disparate legacy applications and databases to provide an end-to-end integrated merchandising, production planning, demand forecasting and perpetual inventory system to address the industry’s perishable department needs.

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

ActionManager™

The second most important cost element typically facing today’s retailers is labor.  ActionManager™ addresses labor needs by providing a suite of solutions that forecast labor demand, schedules staff resources, and provides store managers with the necessary tools to keep labor costs under control while improving customer service, satisfaction and sales.  Daily availability of this information can help a retailer to address issues more quickly.

ActionManager applications provide an automated method for managers to plan, schedule, and administer many of the administrative tasks including new hire paperwork and time and attendance.  In addition to automating most administrative processes, ActionManager provides the local manager with a “dashboard” view of the business.  ActionManager also has extensive reporting capabilities for corporate, field, and store-level management to enable improved decision support.

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

Professional Services

Park City Group’s Professional Services offering include project management, technical implementation, and end-user training.  In addition, Park City Group offers a variety of traditional consulting services configured to meet specific customer needs.  Beyond these traditional services, Park City Group provides consulting, including merchandising and store operations, that is focused on the primary objective of helping customers to improve their profitability through the full use of the Company’s products.

Sales and Marketing

Through a focused and dedicated sales effort designed to address the requirements of each of its business, Park City Group believes its sales force is positioned to understand its customers’ businesses, trends in the marketplace, competitive products and opportunities for new product development. The Company’s deep industry knowledge enables it to take a consultative approach in working with its prospects and customers.  Park City Group’s sales personnel focus on selling its technology solutions to major customers, both domestically and internationally.

To date, Park City Group’s primary marketing objectives have been to increase awareness of Park City Group’s technology solutions and generate sales leads. To this end, Park City Group attends industry trade shows, conducts direct marketing programs, publishes industry trade articles and white papers, participates in interviews, and selectively advertises in industry publications.

Customers

Our customers include some of the most notable names in retailing, including:  Schnuck’s, Pathmark, Tesco-Lotus, Circle K Midwest, Home Depot, Wawa, Sheetz, Williams-Sonoma, and others.

Competition

The market for Park City Group’s products and services is very competitive. Park City Group believes the principal competitive factors include product quality, reliability, performance, price, vendor and product reputation, financial stability, features and functions, ease of use, quality of support and degree of integration effort required with other systems.  While our competitors are often larger companies with larger sales forces and marketing budgets, we believe that our deep industry knowledge and the breadth and depth of our offerings give us a competitive advantage.  Park City Group’s ability to continually improve its products, processes and services, as well as its ability to develop new products, enables the Company to meet evolving customer requirements. Park City Group competes with companies such as Workbrain, Radient Systems, Kronos, Tomax, Capgemini, Electronic Data Systems, and others.

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

Park City Group’s product development strategy is focused on creating common technology elements that can be leveraged in applications across its core markets. The Company’s software architecture is based on open platforms and is modular, thereby allowing it to be phased into a customer’s operations. In order to remain competitive, Park City Group is currently designing, coding and testing a number of new products and developing expanded functionality of its current products.

Patents and Proprietary Rights

The Company owns and controls 7 U.S. patents, 8 U.S. trademarks and 37 U.S. copyrights relating to its software technology that are approved and issued. In addition, the Company has 3 patents currently pending.  The Company has 14 international patents and patent applications pending.  The patents referred to above are continuously reviewed and renewed as their expiration dates come due.

Company policy is to seek patent protection for all developments, inventions and improvements that are patentable and have potential value to the Company and to protect its trade secrets other confidential and proprietary information.  The Company intends to vigorously defend its intellectual property rights to the extent its resources permit.

Future success may depend upon the strength of the Company’s intellectual property.  Although management believes that the scope of  patents/patent applications are sufficiently broad to prevent competitors from introducing devices of similar novelty and design to compete with the Company’s current products and that such patents and patent applications are or will be valid and enforceable, there are no assurances that if such patents are challenged, this belief will prove correct.  The Company has, however, successfully defended one of these patents in two separate instances and as such, has some level of confidence in the Company’s ability to maintain its patents.  In addition, patent applications filed in foreign countries and patents granted in such countries are subject to laws, rules and procedures, which differ from those in the U.S.  Patent protection in such countries may be different from patent protection provided by U.S. Laws and may not be as favorable.

The Company is not aware of any patent infringement claims against it; however, there are no assurances that litigation to enforce patents issued to the Company, to protect proprietary information, or to defend against the Company’s alleged infringement of the rights of others will not occur.  Should any such litigation occur, the Company may incur significant litigation costs, the Company’s resources may be diverted from other planned activities, and result in a materially adverse effect on the Company’s operations and financial condition.

The Company relies on a combination of patent, copyright, trademark, and other laws to protect its proprietary rights.  There are no assurances that the Company’s attempted compliance with patent, copyrights, trademark or other laws will adequately protect its proprietary rights or that there will be adequate remedies for any breach of our trade secrets.  In addition, should the Company fail to adequately comply with laws pertaining to its proprietary protection, the Company may incur additional regulatory compliance costs.

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

Research and Development

Total research and development expenditures were $1,717,793 and $1,451,069 for the years ended June 30, 2007 and 2006, respectively; an 18% increase. This comparative increase is attributable to the completion of capitalized development projects in the second half of fiscal year 2007.  The Company capitalized $419,393 in labor and overhead costs for the Fiscal Year Ended June 30, 2007 compared to $613,717 for June 30, 2006. The Company is currently working on one significant enhancement that may be available for sale as early as the later part of FYE 2008.

Reports to Security Holders

The Company is subject to the informational requirements of the Securities Exchange Act of 1934.  Accordingly, it files annual, quarterly and other reports and information with the Securities and Exchange Commission.  You may read and copy these reports and other information at the Securities and Exchange Commission's public reference rooms in Washington, D.C. and Chicago, Illinois.  The Company’s filings are also available to the public from commercial document retrieval services and the Internet world wide website maintained by the Securities and Exchange Commission at www.sec.gov.

Employees

As of September 28, 2007, the Company had 32 employees, including 9 software developers and programmers, 9 sales, marketing and account management employees, 7 software service and support employees and 7 accounting and administrative employees.  During 2007, the Company contracted with 5 programmers and two Business Analysts in India.  The Company is planning to expand their Indian workforce to support sales and implementations in Asia and to provide additional programming resources.  All of these employees and contractors work for the Company on a full time basis.  The employees are not represented by any labor union.

Item 2.  Description of Properties

The Company’s principal place of business operations is located at 3160 Pinebrook Road, Park City, Utah 84098.  The Company leases approximately 10,000 square feet at this home office location, consisting primarily of office space, conference rooms and storage areas.  The telephone number is (435) 645-2000.  The website address is http://www.parkcitygroup.com.

Item 3.  Legal Proceedings

The Company filed a lawsuit against Workbrain Corporation titled Park City Group, Inc. vs. Workbrain Corporation Case No. 2:06 cv 289 on April 2006 which is pending in the Federal District Court for the District of Utah.  The Company claims that Workbrain Corporation is infringing upon its patent # 5,111,391.  Based on evaluation from the Company’s outside counsel, and findings as a result of exchange of discovery, on August 13, 2007, the Company filed its preliminary infringement contention with United States District Court of Utah Central Division.  Damages sought by the Company are to be determined at trial. The Company will vigorously pursue this matter.

On June 29, 2007, the Company was served with a complaint from two previous employees titled James D. Horton and Aaron Prevo v Park City Group, Inc. and Randy Fields, Individually Case No. 070700333, which has been filed in the Second Judicial District Court, Davis County, Utah. The plaintiffs’ complaint alleges that certain provisions of their employment agreements were not honored including breach of employer obligations, fraud, unjust enrichment, and breach of contract.  The plaintiffs are seeking combined damages for alleged unpaid compensation and punitive damages of $520,650 and $2,603,250, respectively. The Company denies all allegations in the complaint and will vigorously defend this matter.

Item 4.  Submission of Matters to a Vote of Security Holders

None

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

PART II
Item 5.  Market for Common Equity and Related Stockholder Matters

Dividend Policy

To date, the Company has not paid dividends on common stock. The Series A Convertible Preferred Stock issued in the June 2007 offering has the right to a 5% cumulative dividend. Prior to June 1, 2010, preferred dividends can be paid in cash or Series A Convertible Preferred Stock at the option of the Company.  After June 1, 2010, the holders of the Series A Convertible Preferred Stock may elect to have future dividend paid in cash in the event that during any sixty (60) trading day period commencing on or after June 1, 2010, the average closing price shall be less than or equal to the Series A Convertible Preferred stock conversion price.  Our present policy is to retain future earnings (if any) for use in our operations and the expansion of our business.

Share Price History

Common stock (the “Common Stock”) is traded in the over-the-counter market in what is commonly referred to as the “Electronic” or “OTC Bulletin Board” or the “OTCBB” under the trading symbol “PCYG.” The following table sets forth the high and low bid information of the Common Stock’s closing price for the periods indicated.  The price information contained in the table was obtained from internet sources considered reliable.  Note that such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and the quotations may not necessarily represent actual transactions in the Common Stock.  NOTE: On the 11th day of August 2006, the company effected a 1 for 50 reverse stock split.  All trading price information set forth below gives effect to such reverse stock split.

Fiscal Year 2006	Low	High
September 30, 2005	$1.50	$3.00
December 31, 2005	$2.00	$5.50
March 31, 2006	$2.00	$4.00
June 30, 2006	$2.00	$5.50

Fiscal Year 2007
September 30, 2006	$2.10	$5.00
December 31, 2006	$2.30	$3.50
March 31, 2007	$1.75	$3.25
June 30, 2007	$2.15	$3.39

Holders of Record

At September 28, 2007 there were 662 holders of record of Common Stock and shares issued and outstanding of 8,960,703.  The number of holders of record and shares issued and outstanding was calculated by reference to the stock transfer agent's books.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None

Equity Compensation Plan Information
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	125,876	$2.56	34,124
Total	125,876	$2.56	34,124

The Company has several different Equity Compensation Plans in effect at this time.   These include the following
•	In August 2003 the Company authorized 40,000 options for distribution to the employees. These options had a strike price of $2.50
•	In August 2003 the Company authorized 40,000 options for distribution to the senior management. These options had a strike price of $1.50
•
In September of 2005 the Company authorized to pay Senior Management 3 options for every share purchased at $3.50 for one year.  Starting October of 2006 Senior Management will get 2 options for every share purchased from the Company at market price or $3.50 which ever is higher.

Issuance of Securities

We issued shares of our common and preferred stock in unregistered transactions during 2007. All of the shares of common and preferred stock issued were issued in non registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). We report shares issued on an annual basis. The shares of common and preferred stock issued subsequent to June 30, 2006 were issued as follows:

•	In March 2007, we issued 6,344 shares of common stock to board members in lieu of cash compensation of $15,000.

•	In March 2007, we issued 7,142 shares of common stock to members of management per employment agreements. At issuance these shares had a market value of $17,355.

•
In March 2007, we issued 4,224 shares of common stock to three employees as bonuses for extra efforts put forth facilitating the relocation of the Company’s corporate headquarters, these shares had a market value of $8,744 at issuance.

•	In May 2007, we issued 1,905 shares of common stock to three employees as bonuses for extra efforts; these shares had a market value of $6,000 at issuance.

•
In June 2007, we granted warrants to purchase 194,667 shares of common stock to employees of Taglich Brothers, Inc. As part of a commission agreement for acting as Placement Agent for the June 2007 placement.  The warrants have an exercise price of $3.30 and expire on June 22, 2012.

•
In June 2007, we issued 584,000 shares of Series A Convertible Preferred Stock ($10.00) to accredited investors in connection with a Placement Agreement.  These investors also received warrants to purchase 417,137 shares of common stock.  The warrants have an exercise price of $4.00 and expire on May 31, 2011.

•	In June 2007, we issued 10,322 shares of common stock to board members in lieu of cash compensation of $25,000.

•
In June 2007, we approved the issuance of 37,000 shares of common stock to Robert Hermanns in a non-public offering in exchange for cash of $102,120.  Mr. Hermanns was also granted an option to purchase an additional 74,000 shares of common stock.  The option has an exercise price of $2.76 and expires on June 29, 2010.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operation
for the Years Ended June 30, 2007 and June 30, 2006

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition.  The terms “Company”, “we”, “our” or “us” are used in this discussion to refer to Park City Group, Inc.  (formerly Fields Technologies, Inc.)  along with Park City Group, Inc.'s wholly owned subsidiary, Fresh Market Manager, LLC, on a consolidated basis, except where the context clearly indicates otherwise.

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

Through June 30, 2007 the Company has accumulated aggregate consolidated losses totaling $21,783,395 which includes a net loss of $3,011,627 and net income of $1,393,596 for the years ended June 30, 2007, and 2006, respectively.

Management’s Discussion and Analysis

Years Ended June 30, 2007 and 2006

During the year ended June 30, 2007, the Company had total revenues of $2,592,166 compared to $7,085,125 in 2006, a 63% decrease.

License fees were $525,503 and $3,626,821 for 2007 and 2006, respectively, an 86% decrease.  This $3,101,318 decrease was primarily attributable to a $3,000,000 software license sale in the quarter ended September 30, 2005 that did not occur in the same period then ended in 2006.  The Company has historically realized the majority of its annual revenues through non-recurring software license fees. For the year ended, June 30, 2007 and 2006, 20% and 51% of total revenue were based on one-time non-recurring license revenue, respectively.  In March 2007, the Company substantially changed its business initiative from a licensed based approach to a monthly subscription based approach. Management believes that offering its entire suite of products and services in discrete more affordable units on a subscription basis will reduce the proportion of one-time license sales as well as significantly shorten its time to market and sales cycles. Management is in the process of reorganizing all of its products (Fresh Market Manager, ActionManager, and Supply Chain Profit Link) on a subscription based offering to its customers.

Maintenance and support revenues decreased by 33% from $2,271,997 in 2006 to $1,513,016 for 2007.  The $758,981 decrease is due to the following: 1) $259,000 of the decrease was the result of Action Manager maintenance customers who did not require further support services at the store level; and 2) the large one-time, non-recurring license client in Fiscal Year 2006 did not require extending its annual maintenance and professional services contract in the amount of approximately $540,000.

Subscription revenues were $89,251 and $182,083, for 2007 and 2006 respectively; a decrease of 51%.  This $92,832 decrease was the result of the loss of two prior year customers, and partially offset by increases in new customers transitioning from a license based pricing approach toward an annual subscription to its products and services. The Company anticipates a greater increase in its customers participating on a subscription basis in FYE 2008.

Professional services revenue decreased by 54% to $464,396 for 2007, compared to $1,004,224 for 2006.  This $539,828 decrease is due to the completion of two large projects. One that was begun in the quarter ended September 30, 2005, and one that was begun in fiscal year 2005 and completed in the quarter ended September 30, 2007. This was partially offset by an increase in services provided to a large retail customer..

Research and development expenditures were $1,717,793 and $1,451,069 for the years ended June 30, 2007 and 2006, respectively; an 18% increase. This comparative increase of $266,724 is attributable to the completion of 3 capitalized projects in Fiscal Year 2007 that have reduced the specific costs capitalized in accordance with SFAS 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The comparative reduction of costs capitalized for research and development was approximately $260,000. Additionally, the Company continues to expand the Company’s development workforce in India that began in April 2006.

Sales and marketing expenses were $1,508,276 and $1,410,406 for 2007 and 2006, respectively, a 7% increase over the previous year.  In conjunction with the release of a significant enhancement (Service Release 5 “SR5”) for its FMM suite of products in 3rd Quarter of 2007 and the subscription offering of its SCPL tool, the Company has proportionally increased its sales and marketing staff. As a result, the Company has deployed 2 additional sales staff and 1 outside consultant to target its current customer base and prospects to expand the market awareness of its subscription based offering.

General and administrative expenses were $2,002,552 and $1,585,364 for 2007 and 2006, respectively, a 26% increase. This $417,188 increase is attributable to an increase of $250,000 in legal fees associated with an ongoing patent lawsuit and compensation expenses of approximately $150,000 relating to adoption of SFAS No. 123R (revised 2004) “Share-Based Payments.” The additional expense is a result of staff additions in accounting, general administration, and partially offset by a $52,000 recovery of a bad debt.

Depreciation and Amortization expenses were $368,636 and $550,161 for 2007 and 2006, respectively, a decrease of 33%.  This decrease of $181,525 is attributable to the following; 1) property plant and equipment that was fully depreciated during the prior year ending June 30, 2006 2.) a reduction in capitalized software costs for significant enhancements and one new product that was released.  3) a decrease of approximately $127,000 in debt discounts that were fully amortized in prior year due to retirement and debt restructuring in March 2006.

Interest expense was $114,650 and $660,016 for 2007 and 2006, respectively, an 83% decrease.  This $545,366 decrease is attributable to the retirement of a note payable with proceeds from operations, the conversion of a note payable with Riverview Financial into common stock, and the refinancing of higher interest rate debt with a note payable from a bank. See Notes 8, Notes 12, and 16 to the financial statements.

Financial Position, Liquidity and Capital Resources

Net cash used in operations for the year ended June 30, 2007, was $2,948,063 compared to an operating cash-flow surplus of $725,134 for the year ended June 30, 2006. The comparative reduction in net cash provided by operations is the result of a $3.0 million customer contract that was received in 2006 including approximately $600,000 in related maintenance and consulting fees that did not occur in 2007. The 2007 decrease in cash provided by operations is also a result of the Company transitioning from its historical reliance on non-recurring license sales toward a recurring subscription model.

Cash, cash equivalents and restricted cash was $5,213,424 and $3,571,060 at June 30, 2007, and June 30, 2006, respectively.  This net increase of $1,696,364 was the direct result of the Company’s issuance of 584,000 shares of its Series A Convertible Preferred Stock in June of 2007. For this placement, the Company received $5,278,788 net of offering costs and cash paid for cancellation of partial shares associated with its reverse stock split that occurred in August 2006. For the year then ended, June 30, 2006 the company utilized $2,373,268 in order to retire notes payable and capital lease obligations. This was partially offset by the $3.0 million the Company received from a large license customer.

Net cash flows used in investing activities was $2,538,650 and $586,797 for years ending June 30, 2007 and 2006, respectively.  This $1,951,853 comparable increase in cash investment was the result of the Company securing a $1.94 million certificate of deposit in order to collateralize a note payable held by its bank. The restricted cash was utilized to eliminate its guarantor Riverview Financial. The remaining investment activities were a result of an increase in the purchase of computer equipment required of its SCPL tool, as well as furniture and other equipment associated with the Company’s relocation of its corporate facilities in January of 2007.This was offset by the reduction in capitalized development cost associated with the release of several significant enhancements to the Company’s Fresh Market Manager suite of products in 2007.

Net cash provided by financing activities totaled $5,243,077 in 2007 compared to $3,169,053 for the year ended June 30, 2006. As previously stated, the Company issued 584,000 shares of its Series A Convertible Preferred Stock in June of 2007. See Note 15 for the terms and conditions of the Series A Convertible Preferred Stock.  In 2006, the Company utilized proceeds from a common stock placement in order to reduce its outstanding line of credit in the amount of $716,743 and to retire a note payable and capital lease obligations in the amount of $2,373,268.

Current assets at June 30, 2007 totaled $6,350,648, an increase of $2,319,070 over June 30, 2006. The Company had $5,213,424 of cash, cash equivalents and restricted cash as of June 30, 2007. Restricted cash of $1,940,000 collateralizes a note payable with its bank.  The collateralized note bears the same interest as the interest received on its restricted cash. For the year ended, June 30, 2006 the Company had $3,517,060 in cash and cash equivalents.

Current liabilities totaled $3,177,296 and $1,497,282 for the years then ended June 30, 2007 and 2006, respectively.  The $1,680,014 comparative increase in current liabilities was the result of the Company obtaining a note payable with its bank and eliminating Riverview Financial as guarantor on the note. The Company also recognized a $276,076 increase in accounts payable as a result of an increase in legal fees associated with its patent defense and capital expenditures for equipment associated with the relocation of its corporate headquarters.

Working capital at June 30, 2007 was $3,173,352 compared to $2,534,296 at June 30, 2006.  The increase in working capital is principally a result of the Company’s issuance of 584,000 shares of its Series A Convertible Preferred Stock that occurred in June 2007 which is offset by a $276,076 increase in accounts payable.

Historically, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from the CEO and majority shareholder, and private placements of equity securities.  Since 2006, the Company has converted all loans and notes payable from its officers and directors to stock.  In 2007, due to its increase in financial position, the Company has been able to eliminate Riverview Financial Corp as its guarantor and maintains its own collateralization of the note payable for $1.940 million. The Company believes that anticipated revenue growth in combination with strict cost control will allow the Company to meet its minimum operating cash requirements for the next 12 months.

The financial statements do not reflect any adjustments should the Company’s operations not be achieved. Although the Company anticipates that it will meet its working capital requirements, there can be no assurances that the Company will be able to meet its working capital requirements.  Should the Company desire to raise additional equity or debt financing, there are no assurances that the Company could do so on acceptable terms.

Inflation

The impact of inflation may cause retailers to slow spending in the technology area, which could have an impact on company sales.

Risk Factors

The Company is subject to certain other risk factors due to the organization and structure of the business, the industry in which it competes and the nature of its operations.  These risk factors include the following:

Risks Related To the Company

The Company has incurred losses in the past and there can be no assurance that the Company will operate continually or consistently at a profit in the future. Resulting losses could cause a reduction in operations and could have a detrimental effect on the long-term capital appreciation of the Company’s stock.

The Company’s marketing strategy emphasizes sales activities for the Fresh Market Manager, ActionManager™, and Supply Chain Profit Link applications to Supermarkets, Convenience Stores, Specialty Retail, Financial Services, and Food Manufacturers.  If this marketing strategy fails, revenues and operations will be negatively affected.  A reduction in revenues will result in increases in operational losses.

For the fiscal years ended June 30, 2007 and June 30, 2006, the Company had a net loss of $3,011,627 and net income of $1,393,596 respectively. There can be no assurance that the Company will reliably or consistently operate profitably during future fiscal years. If the Company does not operate profitably in the future the Company’s current cash resources will be used to fund the Company’s operating losses.  If this were to continue, in order to continue with the Company’s operations, the Company would need to raise additional capital.   Continued losses would have an adverse effect on the long term value of the Company’s common stock and an investment in the Company.  The Company cannot give any assurance that the Company will ever generate significant revenue or have sustainable profits.

The Company liquidity and capital requirements will be difficult to predict, which may adversely affect the Company’s cash position in the future.

In June of 2007, the Company completed the sale of shares of its Series A Convertible Preferred Stock from which it received gross offering proceeds of $5,840,000.   The Company anticipates that it will have adequate cash resources to fund its operations for at least the next 12 months.  Thereafter, its liquidity and capital requirements will depend upon numerous other factors, including the following:

•	The extent to which the Company’s products and services gain market acceptance;

•	The progress and scope of product evaluations;

•	The timing and costs of acquisitions and product and services introductions;

•	The extent of the Company’s ongoing research and development programs; and

•	The costs of developing marketing and distribution capabilities.

If in the future, the Company is required to seek additional financing in order to fund its operations and carry out its business plan, there can be no assurance that such financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the Company’s best interests.

Operating results may fluctuate, which makes it difficult to predict future performance.

Management expects a portion of the Company’s revenue stream to come from license sales, maintenance and services charged to new customers, which will fluctuate in amounts because software sales to retailers are difficult to predict.  In addition, the Company may potentially experience significant fluctuations in future operating results caused by a variety of factors, many of which are outside  of its control, including:

•	Demand for and market acceptance of new products;

•	Introduction or enhancement of products and services by the Company or its competitors;

•	Capacity utilization;

•	Technical difficulties, system downtime;

•	Fluctuations in data communications and telecommunications costs;

•	Maintenance subscriber retention;

•	The timing and magnitude of capital expenditures and requirements;

•	Costs relating to the expansion or upgrading of operations, facilities, and infrastructure;

•	Changes in pricing policies and those of competitors;

•	Composition and duration of product mix including license sales, consulting fees, and the timing of software rollouts;

•	Changes in regulatory laws and policies, and;

•	General economic conditions, particularly those related to the information technology industry.

Because of the foregoing factors, future operating results may fluctuate.  As a result of such fluctuations, it will be difficult to predict operating results.  Period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon as an indicator of future performance.  In addition, a relatively large portion of the Company’s expenses will be fixed in the short-term, particularly with respect to facilities and personnel.  Therefore, future operating results will be particularly sensitive to fluctuations in revenues because of these and other short-term fixed costs.

The Company will need to effectively manage its growth in order to achieve and sustain profitability.  The Company’s failure to manage growth effectively could reduce its sales growth and result in continued net losses.

To achieve continual and consistent profitable operations on a fiscal year on-going basis, the Company must have significant growth in its revenues from the sale of its products and services.  If the Company is able to achieve significant growth in future sales and to expand the scope of the Company’s operations, and its management, financial, and other capabilities and existing procedures and controls could be strained.  The Company cannot be certain that it’s existing or any additional capabilities, procedures, systems, or controls will be adequate to support the Company’s operations.  The Company may not be able to design, implement, or improve its capabilities, procedures, systems, or controls in a timely and cost-effective manner.  Failure to implement, improve and expand the Company’s capabilities, procedures, systems, or controls in an efficient and timely manner could reduce the Company’s sales growth and result in a reduction of profitability or increase of net losses.

The Company’s officers and directors have significant control over it, which may lead to conflicts with other stockholders over corporate governance.

The Company’s officers and directors, other than the Chief Executive Officer, control approximately 7.79% of the Company’s common stock.  The Company’s Chief Executive Officer, Randall K. Fields, individually, controls 47.36% of the Company’s common stock.

Consequently, Mr. Fields, individually, and the Company’s officers and directors, as stockholders acting together, will be able to significantly influence all matters requiring approval by the Company’s stockholders, including the election of directors and significant corporate transactions, such as mergers or other business combination transactions.

The Company’s corporate charter contains authorized, unissued “blank check” preferred stock that can be issued without stockholder approval with the effect of diluting then current stockholder interests.

The Company’s certificate of incorporation currently authorizes the issuance of up to 30,000,000 shares of “blank check” preferred stock with designations, rights, and preferences as may be determined from time to time by the Company’s board of directors.  In June 2007, the Company completed the sale of 584,000 shares of its Series A Convertible Preferred Stock.  The Company’s board of directors is empowered, without stockholder approval, to issue one or more additional series of preferred stock with dividend, liquidation, conversion, voting, or other rights that could dilute the interest of, or impair the voting power of, the Company’s common stockholders.  The issuance of an additional series of preferred stock could be used as a method of discouraging, delaying, or preventing a change in control.

Because the Company has never paid dividends on its Common Stock, you should exercise caution before making an investment in the Company.

The Company has never paid dividends on its common stock and does not anticipate the declaration of any dividends pertaining to its common stock in the foreseeable future. The Company intends to retain earnings, if any, to finance the development and expansion of the Company’s business.  The Company’s Board of Directors will determine future dividend policy at their sole discretion and future dividends will be contingent upon future earnings, if any, obligations of the stock issued, The Company’s financial condition, capital requirements, general business conditions and other factors.  Future dividends may also be affected by covenants contained in loan or other financing documents, which may be executed by the Company in the future.  Therefore, there can be no assurance that dividends will ever be paid on its common stock.

The Company’s business is dependent upon the continued services of the Company’s founder and Chief Executive Officer, Randall K. Fields; should the Company lose the services of Mr. Fields, the Company’s operations will be negatively impacted.

The Company’s business is dependent upon the expertise of its founder and Chief Executive Officer, Randall K. Fields.  Mr. Fields is essential to the Company’s operations.  Accordingly, an investor must rely on Mr. Fields’ management decisions that will continue to control the Company’s business affairs after the offering.  The Company currently maintains key man insurance on Mr. Fields’ life in the amount of $10,000,000; however, that coverage would be inadequate to compensate for the loss of his services. The loss of the services of Mr. Fields would have a materially adverse effect upon the Company’s business.

If the Company is unable to attract and retain qualified personnel, the Company may be unable to develop, retain or expand the staff necessary to support its operational business needs.

The Company’s current and future success depends on its ability to identify, attract, hire, train, retain and motivate various employees, including skilled software development, technical, managerial, sales, marketing and customer service personnel. Competition for such employees is intense and the Company may be unable to attract or retain such professionals. If the Company fails to attract and retain these professionals, the Company’s revenues and expansion plans may be negatively impacted.

The Company’s officers and directors have limited liability and indemnification rights under the Company’s organizational documents, which may impact its results.

The Company’s officers and directors are required to exercise good faith and high integrity in the management of the Company’s affairs.  The Company’s certificate of incorporation and bylaws, however, provide, that the officers and directors shall have no liability to the stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. As a result, an investor may have a more limited right to action than he would have had if such a provision were not present. The Company’s certificate of incorporation and bylaws also require it to indemnify the Company’s officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate the Company’s business or conduct the Company’s internal affairs, provided that the officers and directors reasonably believe such actions to be in, or not opposed to, the Company’s best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

Business Operations Risks

If the Company’s marketing strategy fails, its revenues and operations will be negatively affected.

The Company plans to concentrate its future sales efforts towards marketing the Company’s applications and services. These applications and services are designed to be highly flexible so that they can work in multiple retail and supplier environments such as grocery stores, convenience stores, quick service restaurants, and route-based delivery environments.  There is no assurance that the public will accept the Company’s applications and services in proportion to the Company’s increased marketing of this product line.  The Company may face significant competition that may negatively affect demand for its applications and services, including the public’s preference for the Company’s competitors’ new product releases or updates over the Company’s releases or updates.  If the Company’s applications and services marketing strategy fails, the Company will need to refocus its marketing strategy to the Company’s other product offerings, which could lead to increased marketing costs, delayed revenue streams, and otherwise negatively affect the Company’s operations.

Because the Company is changing the emphasis of the it’s sales activities from an annual license fee structure to a monthly fee structure, the Company’s revenues may be negatively affected.

Historically, the Company offered applications and related maintenance contracts to new customers for a one-time, non-recurring up front license fee and provided an option for annually renewing their maintenance agreements.  Because the Company’s one-time licensing fee approach was subject to inconsistent and unpredictable revenues, the Company now offers prospective customers an option for monthly subscription based licensing of these products.  The Company’s customers may now choose to acquire a license to use the software on an Application Solution Provider basis (also referred to as ASP) resulting in monthly charges for use of the Company’s software products and maintenance fees.  The Company’s conversion from a strategy of one-time, non-recurring licensing based model to a monthly-based recurring fees based approach is subject to the following risks:

•	The Company’s customers may prefer one-time fees rather than monthly fees;

•
Because public awareness pertaining to the Company’s Application Solution Provider services will be delayed until the Company begins its marketing campaign to promote those services, the Company’s revenues may decrease over the short term; and

•
There may be a threshold level (number of locations) at which the monthly based fee structure may not be economical to the customer, and a request to convert from monthly fees to annual fee could occur.

The Company faces competition from competing and emerging technologies that may affect its profitability.

The markets for the Company’s type of software products and that of its competitors are characterized by:

•	Development of new software, software solutions, or enhancements that are subject to constant change;
•	Rapidly evolving technological change; and
•	Unanticipated changes in customer needs.
•	Because these markets are subject to such rapid change, the life cycle of the Company’s products is difficult to predict; accordingly, the Company is subject to the following risks:

•	Whether or how the Company will respond to technological changes in a timely or cost-effective manner;
•
Whether the products or technologies developed by the Company’s competitors will render the Company’s products and services obsolete or shorten the life cycle of the Company’s products and services; and

•	Whether the Company’s products and services will achieve market acceptance.

If the Company is unable to adapt to constantly changing markets and to continue to develop new products and technologies to meet the Company’s customers’ needs, the Company’s revenues and profitability will be negatively affected.

The Company’s future revenues are dependent upon the successful and timely development and licensing of new and enhanced versions of its products and potential product offerings suitable to the Company’s customer’s needs.  If the Company fails to successfully upgrade existing products and develop new products, and those new products do not achieve market acceptance, the Company’s revenues will be negatively impacted.

The Company faces risks with attracting new first-time license clients from a limited global prospect pool.

The Company’s software licensing is currently reliant upon a limited number of national and international prospect companies who require the Company’s unique product and services as a result of consolidation in the global number of retailers specifically in the grocery and retail industries.  As a consequence, future revenue may be significantly impacted if the Company is unable to attract new license customers from this limited prospect pool.

The Company expects that as a result of further industry consolidation and the limited customer pool from which the Company can attract new software license prospects, a small number of the Company’s new customers may continue to account for a substantial portion of current, non-recurring license revenues in future reporting periods.  In fiscal 2006, the Company’s top 5 new license customers accounted for 92% of total non-recurring license revenue and 70% of total annual revenue.  The remaining 30% of total annual revenue in fiscal 2006 included on-going recurring revenue attributable to product upgrades, consulting revenues, maintenance and support revenue.

Historically, a substantial portion of the Company’s annual revenue has been derived from a one-time, non-recurring licensing fee for utilization of the Company’s patented software

Historically, a large portion of the Company’s customers rely on the Company’s patented software for utilization during the normal course and scope of their business operations.  New customers are charged a license fee based on a “blanket” license agreement fee for a particular software product or an initial license fee that is based on a store by store opening basis.  Although results vary from period to period, in fiscal 2006, non-recurring initial license fee revenue equaled $3,000,000 or 42% of total revenue.  Historically, over 94% of new, first-time license customers will not purchase products, license agreements, or services at the same financial level in future periods as they do in the first year of installation.  While the company is not substantially dependent on any one particular customer for providing a continued revenue stream, the Company is dependent on attracting new first-time license clients in order to meet the Company’s operating and capital cash flow needs since the initial fee represents, in most cases, a substantial portion of revenue.  If the Company cannot attract new first-time license customers, the Company’s remaining recurring revenue streams may not provide sufficient financial resources to support capital and operating needs.

The ability to attract new software license customers will depend on a variety of factors, including the relative success of marketing strategies and the performance, quality, features, and price of current and future products.  Accordingly, if the Company cannot attract new customer licensing accounts or existing customer needs for the Company’s product and services decrease, revenues and operating results will be negatively impacted.

The Company faces risks associated with the loss of maintenance and other revenue

The Company has experienced the loss of long term maintenance customers as a result of the reliability of its product. Some customers may not see the value in continuing to pay for maintenance that they do not need or use, and in some cases, customers have decided to replace the Company’s applications or maintain the system on their own.  The Company continues to focus on these maintenance clients by providing new functionality and applications to meet their business needs.  The Company also may lose some maintenance revenue due to consolidation of industries or customer operational difficulties that lead to their reduction of size.  In addition, future revenues will be negatively impacted if the Company fails to add new maintenance customers that will make additional purchases of the Company’s products and services.

The Company faces risks associated with its new Supply Chain Profit Link product.

Because this is a new product offering there are risks associated with it, such as:

▪
It may be difficult for the Company to predict the amount of service and technological resources that will be needed by new SCPL customers, and if the Company underestimates the necessary resources, the quality of its service will be negatively impacted thereby undermining the value of the product to the customer.

▪	The Company lacks the experience with this new product and its market acceptance to accurately predict if it will be a profitable product.

▪
Technological issues between the Company and the customer may be experienced in capturing data, and these technological issues may result in unforeseen conflicts or technological setbacks when implementing the software. This may result in material delays and even result in a termination of the engagement with the customer.

▪	The customer’s experience with SCPL, if negative, may prevent the Company from having an opportunity to sell additional products and services to that customer.

▪
If the customer does not use the product as the Company recommends and fails to implement any needed corrective action(s), it is unlikely that the customer will experience the business benefits from the software and may therefore be hesitant to continue the engagement as well as acquire any additional software products from the Company.

▪	Delays in proceeding with the implementation of the SCPL product by a new customer will negatively affect the Company’s cash flow and its ability to predict cash flow.

The Company faces risks associated with proprietary protection of the Company’s software.

The Company’s success depends on the Company’s ability to develop and protect existing and new proprietary technology and intellectual property rights.  The Company seeks to protect the Company’s software, documentation and other written materials primarily through a combination of patents, trademarks, and copyright laws, trade secret laws, confidentiality procedures and contractual provisions.  While the Company has attempted to safeguard and maintain the Company’s proprietary rights, there are no assurances that the Company will be successful in doing so.  The Company’s competitors may independently develop or patent technologies that are substantially equivalent or superior to the Company’s.

Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company’s products or obtain and use information that the Company regards as proprietary.  In some types of situations, the Company may rely in part on “shrink wrap” or “point and click” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions.  Policing unauthorized use of the Company’s products is difficult.  While the Company is unable to determine the extent to which piracy of the Company’s software exists, software piracy can be expected to be a persistent problem, particularly in foreign countries where the laws may not protect proprietary rights as fully as the United States.  The Company can offer no assurance that the Company’s means of protecting its proprietary rights will be adequate or that the Company’s competitors will not reverse engineer or independently develop similar technology.

The Company incorporates a number of third party software providers’ licensed technologies into its products, the loss of which could prevent sales of the Company’s products or increase the Company’s costs due to more costly substitute products.

The Company licenses technologies from third party software providers, and such technologies are incorporated into the Company’s products.  The Company anticipates that it will continue to license technologies from third parties in the future.  The loss of these technologies or other third-party technologies could prevent sales of the Company’s products and increase the Company’s costs until substitute technologies, if available, are developed or identified, licensed and successfully integrated into the Company’s products.  Even if substitute technologies are available, there can be no guarantee that the Company will be able to license these technologies on commercially reasonable terms, if at all.

The Company may discover software errors in its products that may result in a loss of revenues or injury to the Company’s reputation in the software industry.

Non-conformities or bugs (“errors”) may be found from time to time in the Company’s existing, new or enhanced products after commencement of commercial shipments, resulting in loss of revenues or injury to the Company’s reputation.  In the past, the Company has discovered errors in the it’s products and as a result, has experienced delays in the shipment of products.  Errors in the Company’s products may be caused by defects in third-party software incorporated into the Company’s products.  If so, the Company may not be able to fix these defects without the cooperation of these software providers.  Since these defects may not be as significant to the software provider as they are to us, the Company may not receive the rapid cooperation that may be required.  The Company may not have the contractual right to access the source code of third-party software, and even if the Company does have access to the code, the Company may not be able to fix the defect.  Since the Company’s customers use the Company’s products for critical business applications, any errors, defects or other performance problems could result in damage to the Company’s customers’ business.  These customers could seek significant compensation from us for their losses.  Even if unsuccessful, a product liability claim brought against us would likely be time consuming and costly.

Some competitors are larger and have greater financial and operational resources that may give them an advantage in the market.

Many of the Company’s competitors are larger and have greater financial and operational resources.  This may allow them to offer better pricing terms to customers in the industry, which could result in a loss of potential or current customers or could force us to lower prices.  Any of these actions could have a significant effect on revenues.  In addition, the competitors may have the ability to devote more financial and operational resources to the development of new technologies that provide improved operating functionality and features to their product and service offerings.  If successful, their development efforts could render the Company’s product and service offerings less desirable to customers, again resulting in the loss of customers or a reduction in the price the Company can demand for the Company’s offerings.

Risks Relating To The Company’s Common Stock

If the Company fails to remain current on its reporting requirements, the Company could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell the Company’s securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, like us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and must be current in reports required under Section 13 to maintain price quotation privileges on the OTC Bulletin Board.  If the Company fails to remain current on its reporting requirements, the Company could be removed from the OTC Bulletin Board.  As a result, the market liquidity for the Company’s securities could be severely and adversely affected by limiting the ability of broker-dealers to sell the Company’s securities and the ability of stockholders to sell their securities in the secondary market.

The Company’s common stock is subject to the “penny stock” rules of the SEC and the trading market in the Company’s securities is limited, which makes transactions in the Company’s stock cumbersome and may reduce the value of an investment in the Company.

The Securities and Exchange Commission has adopted Rule 15g-9 under the Exchange Act, which establishes the definition of a “penny stock,” for the purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

▪	that a broker or dealer approve a person’s account for transactions in penny stocks; and
▪	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

▪	obtain financial information and investment experience objectives of the person; and
▪
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of valuating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

▪	sets forth the basis on which the broker or dealer made the suitability determination; and
▪	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of the Company’s common stock and cause a decline in the market value of the Company’s stock.

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

The limited public market for the Company’s securities may adversely affect an investor’s ability to liquidate an investment in the Company.

Although the Company’s common stock is currently quoted on the OTC Bulletin Board (OTCBB), there is limited trading activity.  The Company can give no assurance that an active market will develop, or if developed, that it will be sustained.  If you acquire shares of the Company’s common stock, you may not be able to liquidate the Company’s shares should you need or desire to do so.

Future issuances of the Company’s shares may lead to future dilution in the value of the Company’s common stock, will lead to a reduction in shareholder voting power, and may prevent a change in Company control.

The shares may be substantially diluted due to the following:

▪	Issuance of common stock in connection with funding agreements with third parties and future issuances of common and preferred stock by the Board of Directors; and
▪
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

Compliance with the rules established by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 will be complex. Failure to comply in a timely manner could adversely affect investor confidence and the Company’s stock price.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require the Company to perform an annual assessment of its internal controls over financial reporting, certify the effectiveness of those controls and secure an attestation of the Company’s assessment by its independent registered public accountants. The standards that must be met for management to assess the internal controls over financial reporting as now in effect are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. The Company has limited experience with these standards, and may encounter problems or delays in completing activities necessary to make an assessment of the Company’s internal controls over financial reporting. Due to the Company’s limited personnel resources and lack of experience, it may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of the assessment by its independent registered public accountants. If the Company cannot perform the assessment or certify that its internal controls over financial reporting are effective, or the Company’s independent registered public accountants are unable to provide an unqualified attestation on such assessment, investor confidence and share value may be negatively impacted.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss the Company’s Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

Income Taxes.  In determining the carrying value of the Company’s net deferred tax assets, the Company must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. If these estimates and assumptions change in the future, the Company may record a reduction in the valuation allowance, resulting in an income tax benefit in the Company’s Statements of Operations. Management evaluates the realizability of the deferred tax assets and assesses the valuation allowance quarterly.

Goodwill and Other Long-Lived Asset Valuations. In June 2001, the FASB issued SFAS 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001. We adopted the new rules on accounting for goodwill and other intangible assets during the first quarter of fiscal 2004. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

Revenue Recognition.  The Company derives revenues from four primary sources, software licenses, maintenance and support services, professional services and software subscription.  New software licenses include the sale of software runtime license fees associated with deployment of the Company’s software products.  Software license maintenance updates and product support are typically annual contracts with customers that are paid in advance or specified as terms in the contract This provides the customer access to new software releases, maintenance releases, patches and technical support personnel.  Professional service sales are derived from the sale of services to design, develop and implement custom software applications. Subscription is derived from the sale of Supply Chain Profit Link, a category management product that is sold on a subscription basis.

License fees revenue from the sale of software licenses is recognized upon delivery of the software unless specific delivery terms provide otherwise.  If not recognized upon delivery, revenue is recognized upon meeting specified conditions, such as, meeting customer acceptance criteria.  In no event is revenue recognized if significant Company obligations remain outstanding.  Customer payments are typically received in part upon signing of license agreements, with the remaining payments received in installments pursuant to the agreements.  Until revenue recognition requirements are met, the cash payments received are treated as deferred revenue.

Maintenance and support services that are sold with the initial license fee are recorded as deferred revenue and recognized ratably over the initial service period.  Revenues from maintenance and other support services provided after the initial period are generally paid in advance and are recorded as deferred revenue and recognized on a straight-line basis over the term of the agreements.

Professional Services revenues are recognized in the period that the service is provided or in the period such services are accepted by the customer if acceptance is required by agreement.

Subscription revenues are recognized on a contractual basis, for one or more years.  These fees are generally collected in advance of the services being performed and the revenue is recognized ratably over the respective months, as services are provided.

Stock-Based Compensation.   Prior to July 1, 2006, as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company accounted for its stock options, warrants and plans following the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock issued to Employees,” and related interpretations. Accordingly, no stock-based compensation expense had been reflected in the Company’s statements of operations as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that point in time.

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

Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, the Company recorded compensation expense on a straight-line basis for the year ended June 30, 2007, for: (a) the vesting of options granted prior to July 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to July 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)). In accordance with the modified prospective application method, results for the year ended June 30, 2006 have not been restated.

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
None

Item 7.  Financial Statements

See the index to consolidated financial statements and consolidated financial statement schedules included herein as Item 13.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 8A.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 8B.  Other Information

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

Name	Age	Position – Committee

Randall K. Fields	60	Chief Executive Officer
		Chairman of the Board and Director
*William Dunlavy	51	Former Chief Financial Officer and Secretary
**Robert Hermanns	63	Director, Senior Vice-President Sales
***John R. Merrill	37	Chief Financial Officer and Treasurer
****Edward L. Clissold	51	Secretary
Thomas W Wilson	75	Director and Compensation Committee Chairman
Edward C. Dmytryk	61	Director and Audit Committee Chairman

*Appointed CFO on 8/23/04, resigned 8/31/07
** Appointed Director and Senior Vice-President on 3/15/07
***Appointed CFO and Treasurer on 9/10/07.
****Appointed Secretary on 9/10/07

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

William Dunlavy was appointed CFO and Secretary as of August, 2004.  On August 31, 2007 the Company and Mr. Dunlavy mutually agreed to terminate his employment agreement. Mr. Dunlavy joined Fresh Market Manager LLC in 1999 as its Chief Operating Officer and continued in the same capacity with the acquisition of Fresh Market Manager LLC in 2001. He has been responsible for the design of the business functionality in the Fresh Market Manager product in addition to his business operations activities for Park City Group.   He was formerly the Chief Operating Officer at Mrs. Fields Cookies, Director of Operations at Golden Corral Family Restaurants, head of Fresh Foods at Harris Teeter, Inc. and head of Fresh Foods at Raley’s and Bel Air Supermarkets.  He has also served as a board member of the International Deli, Dairy, Bakery Association.

Robert P. Hermanns joined the Company in March of 2007 as Senior Vice President. Mr. Hermanns is responsible for U.S. customer relations and corporate development and also is an acting member of the Park City Group Board of Directors. Mr. Hermanns has over 40 years experience in all phases of retail and wholesale grocery operations. Mr. Hermanns was President and Chief Executive Officer and Vice Chairman of the Board of Directors of Associated Grocers, Inc. from 2002 through 2005. He is also the former Chief Operating Officer of Weis Markets, a $2 billion NYSE company operating 163 retail food markets in the Mid-Atlantic States. Prior to joining AG and Weis Markets, Mr. Hermanns enjoyed a 30-year career with American Stores Company, an $18 billion food and drug retailer, where he held a number of executive management positions including Chief Operating Officer for Procurement and Logistics. A graduate of Western Michigan University with a BS degree in Food Marketing, Mr. Hermanns also holds an MBA from the University of Southern California.

John R. Merrill joined Park City Group in August of 2006 as it’s’ Director of Finance, Accounting & Administration. On September 10, 2007 he was promoted and appointed to Chief Financial Officer and Treasurer. He has over 17 years experience in both the public and private sectors of finance and accounting.  Prior to joining Park City Group, he was most recently Chief Financial Officer for Peak Solutions Group a consulting firm focused on providing business solutions for growth oriented small business.  From 1998 to 2003, Mr. Merrill was Controller for Clear Channel Communications, Inc., a $19 billion publicly traded broadcasting and outdoor advertising company operating 1,200 radio stations in the United States. Prior to joining Clear Channel, Mr. Merrill was the Controller of the Academies Division of IMG, a $2 billion global leader in professional athlete management whose clients included Tiger Woods, Venus Williams, Pete Sampras and Anna Kournikova.  Throughout his career, Mr. Merrill has had significant exposure to various sectors of both sporting goods retail and service industries.  Mr. Merrill began his career with KPMG and holds a Bachelors and a Masters degree in Accounting from the University of South Florida.

Edward L. Clissold was appointed Secretary on September 10, 2007.  In January of 2007, Mr. Clissold was hired as an employee of Park City Group, Inc as General Counsel.  Formerly, he was in private practice and was the Company’s corporate counsel. Mr. Clissold has over 25 years experience in the legal profession and has been affiliated with Park City Group, Inc and its predecessors for over 20 years.  He was also General Counsel for Mrs. Fields Cookies, Inc. for approximately 10 years. Mr. Clissold received a Bachelors of Science Degree in Finance from the University of Utah and a Juris Doctorate from Brigham Young University.

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

Edward C. Dmytryk has been a director since June, 2000.  In October 2002, Mr. Dmytryk took on additional responsibilities as acting Chief Financial Officer and as such resigned from the Audit Committee.  He served in this capacity until June 2003.     Later in 2003, Mr. Dmytryk became the Chief Executive Officer of Safescript Pharmacies, Inc (SAFS) due to a request by the Safescript Pharmacies, Inc. Board of Directors to restructure the Company during a liquidity crisis and an SEC investigation.  He restructured the Company and helped arranged the sale of assets to a group of interested investors.  He remains the CEO due to the complications of the sale and the damage caused by hurricane Katrina in New Orleans where 3 operating pharmacies were located.  Currently, Mr. Dmytryk is the CEO of RxPert, Inc., a Pharmacy company located in Ponte Vedra, Florida.   Mr. Dmytryk graduated Summa Cum Laude from the Citadel, the Military College of South Carolina in 1968 with a Bachelor of Science Degree and was an Instructor Pilot in the United States Air Force.

Our Executive Officers are elected by the Board on an annual basis and serve at the discretion of the Board.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities).  Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.   The Company believes that, during the year ended June 30, 2006, the Reporting Persons met all applicable Section 16(a) filing requirements

Code of Ethics

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

Committees of the Board of Directors

Our board of directors has an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and responsibilities described below:

Audit Committee.

The audit committee provides assistance to the board of directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The audit committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy it that the accountants are independent of management. The audit committee currently consists of Edward C. Dmytryk (Chairman) and Thomas W. Wilson Jr., each of whom is a non-management member of our board of directors. Edward C. Dmytryk is also our audit committee financial expert as currently defined under Securities and Exchange Commission rules.  We believe that the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the Over-the-Counter Bulletin Board Stock Market and Securities and Exchange Commission rules and regulations. We intend to comply with future audit committee requirements as they become applicable to us.

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

Item 10.  Executive Compensation

The following table sets forth information concerning the compensation paid to the Company’s Chief Executive Officer, and all persons serving as the Company’s most highly compensated executive officers other than its chief executive officer, who were serving as executive officers as of June 30, 2007 and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Options Awards ($)(2)	All Other Compensation ($)	Total ($)
Randall K. Fields	2007	350,000(3)	—	—	—	63,535 (4)	413,535
Chief Executive Officer and	2006	279,167(3)	—	45,833	—	71,126 (4)	396,126
Chairman of the Board

John R. Merrill	2007	80,000(5)	5,000	4,602	—	—	89,602
Chief Financial Officer

William Dunlavy	2007	225,000	—	—	—	—	225,000
Senior Vice-President	2006	197,625	—	22,500	239,992	—	460,117

Robert Hermanns	2007	64,167(6)	—	—	150,440	—	214,607
Senior Vice-President Sales

(1)
Stock awards consist solely of shares of restricted common stock. Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the compensation costs recognized by the Company during the fiscal year for stock awards as determined pursuant to FAS 123R.

(2)
Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the compensation costs recognized by the Company during the fiscal year for option awards as determined pursuant to FAS 123R. These compensation costs reflect option awards granted in and prior to fiscal 2007. The assumptions used to calculate the value of option awards are set forth under Note 1.

(3)	A significant part of Mr. Fields compensation is paid to a management company wholly owned by Mr. Fields.
(4)
These amounts include premiums paid on Life Insurance policies of $41,452 and $52,958 for 2007 and 2006, respectively, Company car related expenses of $19,081 and $15,347 for 2007 and 2006, respectively; and medical premiums of $3,002 and $2,821 for 2007 and 2006, respectively.

(5)	Mr. Merrill joined the Company in August 2006.
(6)	Mr. Hermanns joined the Company in March 2007.

Employment Agreements

Park City Group has an employment agreement with its chief executive officer, Randall K. Fields, dated July 1, 2005. The compensation for Mr. Fields, under the terms of the agreement, provides for a portion of the compensation to be provided pursuant to an employment agreement and the balance to be provided pursuant to the terms of a services agreement between the Company and Fields Management, Inc., an executive management services provider, a company wholly owned by Mr. Fields. The term of the two agreements is five years ending June 30, 2008, with automatic one-year renewals.  The combined agreements provide for:
•	An annual base compensation of $350,000,
•	Use of a company vehicle,
•	Employee benefits that are generally provided to Park City Group, Inc. employees, and
•	A bonus to be determined annually by the Compensation Committee of the Board of Directors.

Park City Group has an employment agreement with its Chief Financial Officer, William Dunlavy, and dated effective July 1, 2006.  The Company and Mr. Dunlavy have mutually terminated the agreement on August 31, 2007.  There were no disagreements between the Company and Mr. Dunlavy. His agreement provided Mr. Dunlavy with the following compensation:
•	An annual base compensation of $225,000,
•	Employee benefits that are generally provided to Park City Group, Inc. employees,
•	Participation in Senior Executive Bonus Plan, and
•	Stock options equal to 2 to 1 for each share of stock purchased, with an exercise price of $3.50 or the current market price, which ever is higher.

Park City Group has an employment agreement with its Senior Vice-President of Sales, Robert Hermanns, and dated effective March 15, 2007.  This agreement provides Mr. Hermanns with the following compensation:
•	Annual base compensation of $220,000,
•	Employee benefits that are generally provided to Park City Group, Inc. employees,
•	A bonus equal to 1% of annual salary for every 2% increase in gross revenues over the previous year’s actual revenue with additional terms set forth in Exhibit 10.16 attached hereto,
•	Stock options equal to 2 to 1 for each share of stock purchased.

Park City Group has an employment with its Chief Financial Officer and Treasurer, John Merrill, dated effective September 10, 2007. This agreement provides Mr. Merrill with the following compensation:
•	Annual base compensation of $165,000,
•	Employee benefits that are generally provided to Park City Group, Inc. employees,
•	Stock grants equal to 2 for 1 for each share of stock purchased.

(REMAINDER OF PAGE IS INTENTIONALLY LEFT BLANK)

Outstanding Equity Awards

The following table sets forth information with respect to the value of all outstanding equity awards held by our named executive officers at the end of fiscal 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL 2007 YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Randall K. Fields	40,000	—	—	2.00	8/16/07	—	—	—	—
	135,232	—	—	2.00	11/12/07	—	—	—	—

John Merrill	—	—	—	—	—	—	—	—	—

William Dunlavy	10,000	—	—	1.50	7/18/13	—	—	—	—
	6,772	—	—	3.50	7/7/15	—	—	—	—
	80,000	—	—	3.25	6/30/11	—	—	—	—

Robert Hermanns	74,000	—	—	2.76	6/29/10	—	—	—	—

Director Compensation

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

The following table sets forth information concerning the compensation earned during fiscal 2007 by our current directors:

DIRECTOR COMPENSATION FOR FISCAL 2007

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward Dmytryk	2,500	17,500	—	—	—	—	20,000
Thomas Wilson	2,500	17,500	—	—	—	—	20,000

(1)
Stock awards consist solely of stock grants of fully vested Company common stock.  Amounts shown do not reflect compensation actually received by the director.  Instead, the amounts shown are the compensation costs recognized by the Company during the fiscal year for stock awards as determined pursuant to FAS 123R.

401(k) Retirement Plan.

The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code.  On May 1, 2007 the Company modified its trustee and administrator of its 401(k) from Fiserv / Alliance Benefits to Fidelity Investments. Employees who have attained the age of 18 are immediately eligible to participate.  The Company, at its discretion, may match employee’s contributions at a percentage determined annually by the board of directors.  The Company does not currently match contributions.

Indemnification for Securities Act Liabilities

Nevada law authorizes, and the Company's Bylaws and Indemnity Agreements provide for, indemnification of the Company's directors and officers against claims, liabilities, and amounts paid in settlement, and expenses in a variety of circumstances.  Indemnification for liabilities arising under the Act may be permitted for directors, officers and controlling persons of the Company pursuant to the foregoing or otherwise.  However, the Company has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Stock Options and Warrants

The Company has stock option plans that enable it to issue to officers, directors, consultants and employees nonqualified and incentive options to purchase common stock.  At June 30, 2007, a total of 125,876 of such options were outstanding with exercise prices ranging from $1.50 to $3.50 per share.

At June 30, 2007 a total of 1,508,641 warrants to purchase shares of common stock were outstanding.  Of those warrants, 506,448 were issued in connection with certain debt financings; 128,571 were issued in connection with an equity investment by an officer; 376,485 were issued as a commission for placement of equity securities; 417,137 were issued in connection with an equity placement; and 80,000 were issued to an officer as additional compensation.  These warrants have exercise prices ranging from $2.00 to $4.00 per share and expire between August 16, 2007 and June 22, 2012.

Compensation Committee Interlocks and Insider Participation

No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding shares of our preferred stock beneficially owned as of September 20, 2007 by:  (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our preferred stock.  Percent ownership is calculated based on 584,000 shares of Series A Convertible Preferred Stock outstanding at September 20, 2007.

Name	Preferred Stock	% Ownership of Class

Hillson Partners LP	50,000	8.56%
Meadowbrook Opportunity Fund LLC	40,000	6.85%
London Family Trust	30,000	5.14%

The following table sets forth information regarding shares of our common stock beneficially owned as of September 20, 2007 by:  (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock.

Name	Common Stock	Common Stock Options Exercisable Within 60 Days	Common Stock Purchase Warrant Exercisable Within 60 days	Total Stock and Stock Based Holdings (1)	% Ownership of Class (1)

Randall K. Fields (2)(4)	4,172,499	-	135,232	4,307,731	47.36%
Riverview Financial, Corp (3)	4,172,499	-	135,232	4,307,731	47.36%
William Dunlavy (4)	35,542	16,772	80,000	132,314	1.46%
Robert Hermanns (4)	51,310	74,000		125,310	1.39%
John R. Merrill (4)	2,223	-	-	2,223	*
Edward C. Dmytryk (4)	36,305	6,667	-	42,972	*
Thomas W. Wilson (4)	213,860	6,667	60,847	281,374	3.12%

* Less than 1%
(1)
For purposes of this table “beneficial ownership” is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any common shares that such person or group has the right to acquire within 60 days after September 20, 2007. For purposes of computing the percentage of outstanding common shares held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days after September 20, 2007, are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group.  As of September 20, 2007, there were 8,960,703 shares of our common stock issued and outstanding.  There were also outstanding options, and warrants entitling the holders to purchase 380,185 shares of our common stock owned by officers and/or directors of Park City Group.

(2)
Includes 3,682,604 shares of common stock and 135,232 warrants to purchase common shares held in the name of Riverview Financial Corp. and 2,688 shares of common stock held in the name of Fields Management, Inc. of which Randall K Fields is the beneficial owner.

(3)	Includes 487,206 shares of common stock held in the name of Randall K. Fields. Riverview Financial Corp. is beneficially controlled by Randall K. Fields.
(4)	These are the officers and directors of Park City Group.

Change in Control

The Company is not currently engaged in any activities or arrangements that it anticipates will result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions

The Company had a note payable to Riverview Financial Corporation (Riverview), in the principal amount of $3,296,406.  The chief executive of Riverview is also the chief executive of the Company.  In June 2004, the Company issued 49,600 shares of common stock to Riverview to subordinate to the extended Whale Investments note.  In March 2006 the note payable and accrued interest of $294,334 were converted to 1,324,693 shares of common stock.   See Note 12 and 16 to the audited financial statements.

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

The Company’s CEO has made loans to the Company through Riverview Financial Corp. a wholly owned entity, to cover short term cash needs pursuant to a line of credit promissory note payable.  Repayments are made as funds are available, with an extended due date of June 15, 2007 and interest is at 12%.  In February 2006, the line of credit the Company had with Riverview was cancelled and reissued in the amount of $800,000.  The reissued line of credit had an interest rate of 12% with a fee for draws on the line.  There was no balance due under the line of credit at June 15, 2007, when the line of credit expired.    See note 7 to the audited financial statements.

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

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

Item 13.  Exhibits

Exhibits, Financial Statements and Schedules

The Consolidated Financial Statements of the Company and its subsidiaries are filed as part of this Report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of June 30, 2007 and June 30, 2006
•	Consolidated Statements of Operations for the years ended June 30, 2007 and 2006
•	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2007 and 2006
•	Consolidated Statements of Cash Flows for the years ended June 30, 2007 and 2006
•	Notes to Consolidated Financial Statements

Exhibit Number	Description

2.1	Reorganization Agreement by and Among Amerinet.com, Inc., Randall K. Fields and Riverview Financial Corp. (1)
2.2	First Amendment to Reorganization Agreement (1)
2.3	Second Amendment to Reorganization Agreement (1)
3.1	Article Of Incorporation (2)
3.2	Certificate Of Amendment (3)
3.3	Bylaws (2)
3.4	Certificate of Amendment (4)
4.1	Certificate of Designation (5)
4.2	Amendment to Confidential Private Placement Memorandum (5)
10.1	Warrant To Purchase Common Stock, Dated August 12, 2002 (6)
10.2	Warrant To Purchase Common Stock, Dated November 12, 2002 (7)
10.4	Placement Agent Agreement (8)
10.5	Software License Agreement(9)
10.6	Consulting Services Agreement(9)
10.7	Right Of First Offer Agreement(9)
10.8	Warrant To Purchase Common Stock, Dated June 14, 2006 (10)
10.9	Securities Purchase Agreement (10)
10.10	Amended Employment Agreement Randall K. Fields (11)
10.11	Services Agreement with Fields Management, Inc. (11)
10.12	Commercial Real Estate Lease – Pinebrook (4)
10.13	Warrant to Purchase Common Stock, Dated June 30, 2006 (4)
10.14	Accord and Satisfaction of an Employment Agreement with William Dunlavy (11)
10.15	Employment Agreement with William Dunlavy (11)
10.16	Employment Agreement with Robert Hermanns (12)
10.17	Placement Agent Agreement (5)
10.18	Stock Purchase Agreement (5)
10.19	Warrant to Purchase Common Stock, dated June 1-22, 2007 (5)
10.20	Warrant to Purchase Common Stock, dated June 22, 2007 (5)
10.21	Employment Agreement with John Merrill (13)
14.1	Code of Ethics (14)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from our Form 8-K dated June 13, 2001.
(2)	Incorporated by reference from our Form DEF 14C dated June 5, 2002.
(3)	Incorporated by reference from our Form 10-QSB for the year ended Sept 30, 2005.
(4)	Incorporated by reference from our Form 10-KSB dated September 29, 2006.
(5)	Incorporated by reference from our Form 8-K dated June 27, 2007.
(6)	Incorporated by reference from our Form 8-K dated August 16, 2002.
(7)	Incorporated by reference from our Form 8-K dated November 27, 2002.
(8)	Incorporated by reference from our Form 8-K dated June 14, 2006.
(9)	Incorporated by reference from our Form 8-K dated August 05, 2005.

(10)	Incorporated by reference from our Form SB-2/A dated October 20, 2006.
(11)	Incorporated by reference from our Form 10KSA/A dated October 13, 2006.
(12)	Incorporated by reference from our Form 8-K dated March 26, 2007.
(13)	Incorporated by reference from out Form 8-K dated September 12, 2007.
(14)	Incorporated by reference from our Form 10-QSB dated November 10, 2005.

Item 14.  Principal Accounting Fees and Services

The Audit Committee has adopted policies and procedures to oversee the external audit process including engagement letters, estimated fees and solely pre-approving all permitted non-audit work performed by HJ & Associates, LLC. The Committee has pre-approved all fees for work performed.

The Audit Committee has considered whether the services provided by HJ & Associates, LLC as disclosed below in the captions “Audit-Related Fee”, “Tax Fees” and “All Other Fees” and has concluded that such services are compatible with the independence of HJ & Associates, LLC as the Company’s principal accountants.

For the fiscal years 2007 and 2006, the Audit Committee pre-approved all services described below in the captions “Audit Fees”, “Audit-Related Fees”, “Tax Fees” and “All Other Fees”. For fiscal year 2007 and 2006, no hours expended on HJ & Associates, LLC’s engagement to audit the Company’s financial statements were attributed to work performed by persons other than full-time, permanent employees of HJ & Associates, LLC.

The aggregate fees billed for professional services by HJ & Associates, LLC in fiscal year 2007 and 2006:

Type of Fees	2007	2006

Audit Fees	$59,900	$49,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$59,900	$49,500

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK CITY GROUP, INC.
(Registrant)

Date: September 28, 2007	____________________________ By /s/ Randall K. Fields Principal Executive Officer, Chairman of the Board and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

________________________ /s/ Randall K. Fields Randall K. Fields	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	September 28, 2007

________________________ /s/ John R, Merrill John R. Merrill	Chief Financial Officer and Treasurer (Principal Financial Officer & Principal Accounting Officer)	September 28, 2007

________________________ /s/ Edward C. Dmytryk Edward C. Dmytryk	Director	September 28, 2007

________________________ /s/ Thomas W. Wilson, Jr. Thomas W. Wilson, Jr.	Director	September 28, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Park City Group, Inc and Subsidiaries
Park City, Utah

We have audited the accompanying consolidated balance sheets of Park City Group, Inc. and Subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park City Group, Inc. and Subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
September 26, 2007

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

Assets	June 30, 2007	June 30, 2006

Current Assets:
Cash and cash equivalents	$3,273,424	$3,517,060
Restricted cash	1,940,000	-
Receivables, net of allowance of $26,958 and $126,324 at June 30, 2007 and 2006, respectively	480,332	103,190
Unbilled receivables	556,170	237,641
Prepaid expenses and other current assets	100,722	173,687

Total current assets	6,350,648	4,031,578

Property and equipment, net	481,533	84,741

Other assets:
Deposits and other assets	27,738	29,958
Capitalized software costs, net	914,967	680,187

Total other assets	942,705	710,145

Total assets	$7,774,886	$4,826,464

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$388,212	$112,136
Accrued liabilities	272,600	230,062
Deferred revenue	505,299	648,686
Current portion of capital lease obligations	71,185	16,774
Derivative liability	-	489,624
Notes payable	1,940,000	-

Total current liabilities	3,177,296	1,497,282

Long-term liabilities:
Long-term note payable, net of discount of $97,404 at June 30, 2006	-	1,842,596
Capital lease obligations, less current portion	225,414	4,948

Total long-term liabilities	225,414	1,847,544

Total liabilities	3,402,710	3,344,826

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized; 584,000 shares of Series A Convertible Preferred issued and outstanding at June 30, 2007	5,840	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 8,997,703 and 8,931,312 issued and outstanding at June 30, 2007 and 2006, respectively	89,977	89,312
Additional paid-in capital	26,166,128	20,564,933
Subscription receivable	(106,374)	-
Accumulated deficit	(21,783,395)	(19,172,607)

Total stockholders' equity	4,372,176	1,481,638

Total liabilities and stockholders' equity	$7,774,886	$4,826,464

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended June 30, 2007 and 2006

	2007	2006

Revenues:
Subscriptions	$89,251	$182,083
Maintenance and support	1,513,016	2,271,997
Professional services	464,396	1,004,224
License fees	525,503	3,626,821

Total Revenues	2,592,166	7,085,125

Operating expenses:
Research and development	1,717,793	1,451,069
Sales and marketing	1,508,276	1,410,406
General and administrative	2,002,552	1,585,364
Depreciation and amortization	368,636	550,161

Total operating expenses	5,597,257	4,997,000

Income (loss) from operations	(3,005,091)	2,088,125

Other income (expense):
Gain (loss) on derivative liability	88,785	(34,513)
Gain on marketable securities	18,386	-
Gain on disposition of assets	943	-
Interest expense	(114,650)	(660,016)

Total other income (expense)	(6,536)	(694,529)

Income (loss) before income taxes	(3,011,627)	1,393,596

(Provision) benefit for income taxes	-	-

Net (loss) income	$(3,011,627)	$1,393,596

Weighted average shares, basic	8,936,000	6,084,000
Weighted average shares, diluted	8,936,000	6,263,000
Basic income (loss) per share	$(0.34)	$0.23
Diluted income (loss) per share	$(0.34)	$0.22

See accompanying notes to consolidated financial statements.

Park City Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Years Ended June 30, 2007 and 2006

	Preferred Stock		Common Stock		Subscription	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total
Balance, June 30, 2005	-	$-	5,651,118	$56,511	$-	$12,806,743	$(20,566,203)	$(7,702,949)

Stock issued for:
Compensation	-	-	74,248	742	-	204,105	-	204,847
Debt refinancing	-	-	4,500	45	-	15,705	-	15,750
Debt conversion	-	-	1,324,693	13,247	-	3,460,356	-	3,473,603
Exercise of options	-	-	58,571	586	-	116,557	-	117,143
Cash, net of offering costs	-	-	1,818,182	18,181	-	3,961,467	-	3,979,648

Net income	-	-	-	-	-	-	1,393,596	1,393,596

Balance, June 30, 2006	-	-	8,931,312	89,312	-	20,564,933	(19,172,607)	1,481,638

Cumulative-effect adjustment of adopting FSP EITF 00-19-2	-	-	-	-		-	400,839	400,839

Cancellation of partial shares	-	-	(546)	(4)	-	(168)	-	(172)
Stock issued for:
Compensation			29,937	299		71,799	-	72,098
Cash, net of offering costs	584,000	5,840	37,000	370	(106,374)	5,379,124	-	5,278,960
Compensation expense under FAS 123R	-	-	-	-	-	150,440	-	150,440

Net (loss)	-	-	-	-	-	-	(3,011,627)	(3,011,627)

Balance, June 30, 2007	584,000	$5,840	8,997,703	$89,977	$(106,374)	$26,166,128	$(21,783,395)	$4,372,176

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2007 and 2006

	2007	2006

Cash flows from operating activities:
Net (loss) income	$(3,011,627)	$1,393,596
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	278,609	288,433
Bad debt expense	(47,022)	70,324
(Gain) loss on derivative liability	(88,785)	34,513
Stock issued for services and expenses	222,539	204,849
Amortization of discounts on debt	97,404	224,389
Gain on marketable securities	(18,386)	-
Gain on recovery of bad debt	(52,344)	-
Gain on sale of property	(943)	-
Sale of marketable securities	70,730	-
(Increase) decrease in:
Trade Receivables	(330,120)	153,700
Other receivables	(318,530)	(208,515)
Prepaids and other assets	75,185	(141,585)
(Decrease) increase in:
Accounts payable	276,076	(516,262)
Accrued liabilities	36,761	(86,646)
Deferred revenue	(143,387)	(234,738)
Related party payable	-	97,000
Accrued interest, related party	5,777	(553,924)

Net cash provided by (used in) operating activities	(2,948,063)	725,134

Cash Flows From Investing Activities:
Purchase of property and equipment	(182,297)	(22,146)
Capitalization of software costs	(419,393)	(564,651)
Restricted Cash	(1,940,000)	-
Proceeds from disposal of property	3,040	-

Net cash used in investing activities	(2,538,650)	(586,797)

Cash Flows From Financing Activities:
Net (payments) proceeds in lines of credit	-	(716,743)
Proceeds from issuances of stock, net of offering costs of $556,785	5,278,788	4,434,764
Payment to extend note	-	(9,000)
Proceeds from debt	-	1,833,300
Payments on notes payable and capital leases	(35,711)	(2,373,268)

Net cash provided by financing activities	5,243,077	3,169,053

Net increase (decrease) in cash and cash equivalents	(243,636)	3,307,390

Cash and cash equivalents at beginning of year	3,517,060	209,670

Cash and cash equivalents at end of year	$3,273,424	$3,517,060

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-

Cash paid for interest	$157,235	$1,177,320

See accompanying notes to consolidated financial statements.

Park City Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007 and June 30, 2006

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

Reclassifications
Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.  These reclassifications did not result in any change to previously reported total assets, net income (loss) or stockholders’ equity.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements.  Actual results could differ from these estimates.  The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results it reports in its financial statements.  The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results, and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company’s most critical accounting policies include:  revenue recognition, allowance for doubtful accounts, capitalization of software development costs and impairment of long-lived assets.

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

The Company's accounts receivable are derived from sales of products and services primarily to customers operating multi-location retail and grocery stores.  At June 30, 2007 and June 30, 2006, net accounts receivable includes amounts due from customers totaling $480,332 and $103,190, respectively.

During the years ended June 30, 2007 and June 30, 2007, the Company received revenues from new customers of approximately $505,000 and $4.57 million, respectively and revenues of approximately $2.1 million and $2.5 million, respectively from existing customers for continued support and additional license sales.

During the years ended June 30, 2007 and 2006, the Company had sales to major customers that exceeded 10 percent of revenues are as follows:

2007
Customer A	$453,625
Customer B	342,748

2006
Customer C	$3,547,185

Allowance for Doubtful Accounts Receivable
The Company offers credit terms on the sale of the Company’s products to a significant majority of the Company’s customers and require no collateral from these customers. The Company performs ongoing credit evaluations of the Company’s customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience and a specific review of accounts receivable at the end of each period. As of June 30, 2007, the allowance for doubtful accounts was $26,958.

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

Warranties
The Company offers a limited warranty against software defects for a general period of (90) ninety days.  Customers who are not completely satisfied with their software purchase may attempt to be reimbursed for their purchases outside the warranty period.  The Company accrues amounts for such warranty settlements that are probable and can be reasonably estimated.

Revenue Recognition
The Company derives revenues from four primary sources, software licenses, maintenance and support services, professional services and software subscription.  New software licenses include the sale of software runtime license fees associated with deployment of the Company’s software products.  Software license maintenance updates and product support are typically annual contracts with customers that are paid in advance or specified as terms in the contract. This provides the customer access to new software releases, maintenance releases, patches and technical support personnel.  Professional service sales are derived from the sale of services to design, develop and implement custom software applications. Subscription is derived from the sale of Supply Chain Profit Link, a category management product that is sold on a subscription basis.

License revenue from the sale of software licenses is recognized upon delivery of the software unless specific delivery terms provide otherwise.  If not recognized upon delivery, revenue is recognized upon meeting specified conditions, such as, meeting customer acceptance criteria.  In no event is revenue recognized if significant Company obligations remain outstanding.  Customer payments are typically received in part upon signing of license agreements, with the remaining payments received in installments pursuant to the agreements.  Until revenue recognition requirements are met, the cash payments received are treated as deferred revenue.

Maintenance and support services that are sold with the initial license fee are recorded as deferred revenue and recognized ratably over the initial service period.  Revenues from maintenance and other support services provided after the initial period are generally paid in advance and are recorded as deferred revenue and recognized on a straight-line basis over the term of the agreements.

Professional services revenue is recognized in the period that the service is provided or in the period such services are accepted by the customer if acceptance is required by agreement.

Subscription revenues are recognized on a contractual basis, for one or more years.  These fees are generally collected in advance of the services being performed and the revenue is recognized ratably over the respective months, as services are provided.

Before the Company recognizes subscription revenue, the following criteria must be met:

1)           Evidence of a financial arrangement or agreement must exist between the Company and its customer.  Purchase orders, signed contracts, or electronic confirmation are three examples of items accepted by the Company to meet this criterion.

2)           Delivery of the products or services must have occurred.  The Company treats either physical or electronic delivery as having met this requirement.  The Company offers a 60-day free trial on beginning a subscription engagement and revenue is not recognized during this time. After the free trial ends the Company recognizes revenue ratably over the subscription period.

3)           The price of the products or services is fixed and measurable.

4)           Collectibility of the sale is reasonably assured and receipt is probable.  Collectibility of a sale is determined on a customer-by-customer basis. Typically the Company sells to large corporations which have demonstrated an ability to pay.  If it is determined that a customer may not have the ability to pay, revenue is deferred until the payment is collected.

Software Development Costs
The Company accounts for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs, and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers

From inception through January 2001, the Company viewed the software as an evolving product.  Therefore, all costs incurred for research and development of the Company's software products through January 2001 were expensed as incurred.  During January 2001, technological feasibility of a major revision to the Company's Fresh Market Manager and the Company's ActionManager 4x development platform was established.  Development costs for Fresh Market Manager software incurred from January 2001 through September 2002, totaling $1,063,515, were capitalized.  These costs are being amortized on a straight-line basis over four years, beginning in September 2002 when the product was available for general release to customers.  During 2007 and 2006 capitalized development costs of $66,470 and $265,879, respectively were amortized into expense.

In July 2005 and December 2006, the Company reached technological feasibility on 1 new product and 2 major enhancements to existing product offerings.  The Company capitalized $419,393 and $613,717 of development costs associated with these products and enhancements for 2007 and 2006, respectively.  We anticipate these products being available for general release in the later part of FY2007.  We will continue capitalization until that time.

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

Earnings Per Share
The computation of basic (loss) earnings per common share is based on the weighted average number of shares outstanding during each year.  The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year.  Options and warrants to purchase 1,634,517 and 990,125 shares of common stock at prices ranging from $1.50 to $4.00 per share were outstanding at June 30, 2007 and 2006, respectively.  Of these 1,634,517 and 431,807 for 2007 and 2006, respectively, were not included in the diluted (loss) earnings per share calculation because the effect would have been anti-dilutive.

The shares used in the computation of the Company's basic and diluted earnings per common share are reconciled as follows:

	June 30, 2007	June 30, 2006

Weighted average	8,936,000	6,084,000
Dilutive effect of options and warrants	-	179,000

Weighted average shares outstanding assuming dilution	8,936,000	6,263,000

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

Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, the Company recorded compensation expense on a straight-line basis for the year ended June 30, 2007, for: (a) the vesting of options granted prior to July 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to July 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)). In accordance with the modified prospective application method, results for the year ended June 30, 2006 have not been restated.

The following pro-forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the effect on net income (loss) and net income (loss) per common share for the year ended June 30, 2006 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to July 1, 2006:

Year Ended June 30, 2006
Net Income
As reported	$1,393,596
Pro forma	$1,113,946

Income per common share-basic-as reported	$0.23
Income per common share-diluted-as reported	$0.22

Income per common share-basic-pro forma	$0.18
Income per common share-diluted-pro forma	$0.18

Fair Value of Financial Instruments
The Company's financial instruments consist of cash, receivables, payables, accruals and notes payable.  The carrying amount of cash, receivables, payables and accruals approximates fair value due to the short-term nature of these items.  The notes payable also approximate fair value based on evaluations of market interest rates.

2.	Liquidity

As shown in the consolidated financial statements for the fiscal year ended, June 30, 2007, the Company had a negative cash flow from operations in the amount $2,948,063 compared to cash flow provided by operations of $725,134 for the year ending June 30, 2006.  This comparative difference of $3,673,197 is the result of a $3.00 million license sale that occurred in 2006 that did not occur in 2007. In addition to the decrease in license sales, the same customer chose not to renew its maintenance and professional services for 2007, approximately $600,000.

In June 2007, the Company issued 584,000 shares of its Series A Convertible Preferred Stock.  The Company received $5,278,788 net of offering costs associated with the placement and cancellation of partial shares attributable to its reverse stock split that occurred in August of 2006. The Company utilized $1.94 million to collateralize its note payable and eliminate Riverview Financial as its guarantor.  The bank note and restricted cash collateralizing the loan bear the same interest rate. The remaining $3.3 million of cash and cash equivalents will be used to fund operations, capital expansion, and other general corporate purposes.

For the year ended, June 30, 2007, the Company experienced a decrease in total revenue. The 63% decrease in total comparative revenue is the result of lower license revenues, support, and services associated with one large client that did not recur in the year ending June 30, 2007. In March 2007, the Company began its new business initiative to market its products and services on a subscription basis.  This recurring revenue model is anticipated to provide a more reliable stream of revenue and working capital and reduce the Company’s reliance on large license contracts. Management believes that in combination with its equity placement in June of 2007, its evolution toward a subscription based model, and the release of 1 new product and 2 significant enhancements, to existing products will provide current and future operating cash flows. The Company believes that anticipated revenue growth will allow the Company to meet its minimum operating cash requirements for the next 12 months. The financial statements do not reflect any adjustments should the Company’s operations not be achieved.

Although the Company anticipates that it will meet its working capital requirements primarily through increased revenue and strict cost control, there can be no assurances that the Company will be able to meet its working capital requirements.  Should the Company desire to raise additional equity or debt financing, there are no assurances that the Company could do so on acceptable terms.

3.	Receivables

Trade accounts receivable consist of the following at June 30, 2007 and 2006:

	2007	2006
Trade accounts receivable	$507,290	$229,514
Allowance for doubtful accounts	(26,958)	(126,324)
	$480,332	$103,190

Unbilled receivables consists of amounts recognized as revenue during the year for which invoices were sent subsequent to June 30, 2007 and June 30, 2006.

4.	Property and Equipment

Property and equipment are stated at cost and consist of the following at June 30, 2007 and 2006:

	2007	2006
Computer equipment	$429,929	$1,455,396
Furniture and equipment	358,358	207,251
Leasehold improvements	126,063	85,795
	914,350	1,748,442
Less accumulated depreciation and amortization	(432,817)	(1,663,701)
	$481,533	$84,741

Depreciation expense for the years ended June 30, 2007 and 2006 was $86,618 and $59,894, respectively.

5.	Capitalized software costs

Capitalized software costs consist of the following at June 30, 2007 and 2006:

	2007	2006
Capitalized software costs	$2,096,627	$1,677,234
Less accumulated amortization	(1,181,660)	(997,047)
	$914,967	$680,187

Amortization expense for the years ended June 30, 2007 and 2006 was $184,613 and $265,879, respectively.

Estimated aggregate amortization expenses for each of the next five years is as follows:

Year ending June 30:
2008	$323,448
2009	344,370
2010	226,227
2011	20,922
2012	$-

6.	Accrued Liabilities

Accrued liabilities consist of the following at June 30, 2007 and 2006:

	2007	2006
Accrued compensation	$155,610	$59,185
Accrued vacation	-	110,717
Accrued legal fees	45,274	17,710
Other accrued liabilities	43,598	37,450
Third-party license/support fees	28,118	-
Accrued board compensation	-	5,000
	$272,600	$230,062

7.	Related party line of credit

In February 2006 the Company arranged an unsecured, revolving line of credit with Riverview Financial Corp, a wholly owned affiliate of the Company’s CEO.  The line bears interest at 12% with a fee for advances, and is repaid as funds availability permits.  The line of credit expired on June 15, 2007.  The limit on this line of credit is $800,000. The line was not renewed.

8.	Derivative Liability

In conjunction with raising capital through the issuance of convertible debt, the Company has issued various warrants that have registration rights for the underlying shares.  As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19,“Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock,” the net value of the warrants at the date of issuance was recorded as long-term derivative liability on the balance sheet as of June 21, 2006 $455,111 and the change in fair value from the date of issuance to June 30, 2006 has been included as a loss on derivative liability in the amount of $ 34,513 reflected on the Consolidated Statement of Operations. The total derivative liability as of June 30, 2006 was $489,624.

In accordance with FSP EITF 00-19-2 the derivative liability as of March 31, 2007 of $400,839 was recorded as a cumulative adjustment and the change in fair value from June 30, 2006 to March 31, 2007 of $88,785 has been included as a gain on derivative liability on the Consolidated Statement of Operations.  The “cumulative adjustment” has been reflected as an adjustment to Retained Earnings in the amount of $400,839.

9.	Notes payable and capital leases obligations

The Company had the following notes payable and capital lease obligations at June 30, 2007 and 2006:

	2007	2006
Note payable to a Bank bearing interest at 6.7%, due March 31, 2008, secured by a certificate of deposit issued by the same bank, from inception through June 2007 the certificate was issued in the name of Riverview Financial corp. In June 2007 a new certificate in the name of Park City Group was issued. The certificate of deposit is recorded as restricted cash of $1,940,000 on the Consolidated Balance Sheet and earns interest at 6.7%, net of discount of $97,404 at June 30, 2007.	$1,940,000	$1,842,596

Capital Lease Obligations:
Capital lease on computer equipment, due in monthly installments of $3,136 decreasing through December 2007, imputed interest rates of 10.9%	45,746	21,722

Capital lease on computer equipment, due in monthly installments of $2,125, imputed interest rate of 8.9%	94,986	-

Capital lease on furniture and equipment, due in monthly installments of $3,539, imputed interest rate of 11.2%	155,867	-

	2,236,599	1,864,318
Less current portion of capital lease obligations and notes payable	(2,011,185)	(16,774)
	$225,414	$1,847,544

Maturities of notes payable and capital leases at June 30, 2007 are as follows:

Year ending June 30:
2008	$2,011,185
2009	67,532
2010	54,125
2011	59,966
2012	43,791
$2,236,599

Capital Leases:  Amortization expense related to capitalized leases is included in depreciation expense and was $66,352 and $29,350 for the years ended June 30, 2007 and 2006, respectively.  Accumulated depreciation was $146,237 at June 30, 2007.  This amortized depreciation expenses relates to $501,042 of equipment purchased under capital lease agreements of which $416,221 is still under capital lease at June 30, 2007.

10.	Deferred Revenue

Deferred revenue consisted of the following at June 30, 2007 and 2006:

	2007	2006
License Sales	$-	$17,817
Consulting Services	9,675	118,020
Maintenance and Support	495,624	512,849
	$505,299	$648,686

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

11.	Income Taxes

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

Net deferred tax liabilities consist of the following components as of June 30, 2007 and 2006:

	2007	2006
Deferred tax assets:
NOL Carryover	$3,306,400	$2,032,290
Depreciation	-	58,260
Allowance for Bad Debts	10,514	57,655
Accrued Expenses	197,067	296,165

Deferred tax liabilities
Depreciation	(4,422)	-

Valuation allowance	(3,509,559)	(2,444,370)
Net deferred tax asset	$-	$-

The income tax provision differs form the amounts of income tax determined by applying the US federal income tax rate to pretax income from continuing operations for the years ended June 30, 2007 and 2006 due to the following:

	2007	2006

Book Income	$(1,174,535)	$543,310
Stock for Services	86,790	128,960
Life Insurance	23,290	34,220
Meals & Entertainment	5,440	5,065
NOL Utilization	-	(711,555)
Derivative Liability	(34,626)	-
Valuation allowance	1,093,641	-
	$-	$-

At June 30, 2007, the Company had net operating loss carryforwards of approximately $8,600,000 that may be offset against future taxable income from the year 2007 through 2027.  No tax benefit has been reported in the June 30, 2007 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

12.	Supplemental Disclosure of Cash Flow Information

Non-Cash Transactions Disclosure for the Years Ended June 30, 2007 and 2006:

	2007	2006
Common stock issued for debt refinancing	$-	$15,750
Common stock issued for debt conversion	$-	$3,473,606
Property and Equipment purchased by capital lease	$310,587	$24,703

13.	Commitments and Contingencies.

Operating Leases.
Under terms originally entered into in September 1998 for office space the Company paid $10,500 on a month-to-month basis through December 15, 2006.  Total rent expense under this agreement for each of the years ended June 30, 2007 and 2006 was $57,750 and $122,000, respectively.

The Company has entered into a lease at 3160 Pinebrook Drive, Park City, UT, 84098.  The Company will lease approximately 10,000 square feet for a period of 3 years, with an option to renew for an additional 3 year increments.  Monthly rent is $11,438 with annual increases of 3%.

The payment terms are based on a step-rate lease and results in rent expense of the following:

Year Ending June 30,
2008	$139,995
2009	144,195
2010, assumes renewal option exercised	$148,520

14.	Employee Benefit Plan

The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code.  In May of 2007, the Company changed its 401(k) provider and trustee from Fiserv/Alliance Benefit Group to Fidelity Investments. Employees who have attained the age of 18 are eligible to participate.  The Company, at its discretion, may match employee’s contributions at a percentage determined annually by the board of directors.  The Company does not currently match contributions.  There were no expenses for the years ended June 30, 2007 and 2006.

15.	Series A Convertible Preferred Stock Offering

On June 8 and 22, 2007, Park City Group, Inc. completed the sale of 584,000 shares of its Series A Convertible Preferred Stock (“Preferred Stock”) to certain institutional and other accredited investors at $10.00 per share or $5,840,000.  These preferred shares carried with them registration rights for the underlying shares of common stock upon conversion as well as the common shares underlying the associated warrants, the registration statement was completed and became effective on August 13, 2007.  In connection with its sale of Preferred Stock, the Company entered into a Stock Purchase Agreement and Common Stock Purchase Warrant Agreement with each of the investors. Each of the investors was also issued common stock purchase warrants to purchase 1,000 shares of the Company’s common stock for every $14,000 in the original issue price of the preferred stock issued at the closing. The warrants have a four (4) year term and will be exercisable at $4.00. Holders of the preferred stock are entitled to a 5.00% annual dividend payable quarterly in either cash or Preferred Stock at the option of the Company.  Offering cost associated with the placement included a commission paid to Taglich Brothers, Inc of $455,200 in cash and a warrant to purchase 194,667 shares of common stock and legal and other related fees of approximately $55,000.

16.	Stock Compensation Plans

Stock in Lieu of Cash Compensation. Beginning October 1, 2002 and ending May 31, 2006, officers and management of the Company received a portion of their compensation in common stock of the Company.  The number of shares was calculated based on the fair value of the shares at the end of each payroll period, with a floor price of $2.50 per share.  During the year ended June 30, 2006 46,893 shares were issued with a fair value of $139,473.

Officers and Directors Stock Compensation. In February 2004 to be effective January 2004, the Board of Directors approved the following compensation for directors who are not employed by the Company.
•	Annual cash compensation of $10,000 payable at the rate of $2,500 per quarter. The Company has the right to pay this amount in the form of shares of common stock of the Company.
•
Annual options to purchase $20,000 of the Company restricted common stock at the market value of the shares on the date of the grant, which is to be the first day the stock market is open in January of each year.

•	Reimbursement of all travel expenses related to performance of Directors duties on behalf of the Company.

As of June 30, 2007 there were outstanding to directors fully vested options outstanding to purchase 13,334 common shares at $3.00 per share, and expiring January 2008.

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

Effective June 30, 2006 the board of directors authorized the granting to the Company’s CFO warrants to acquire 80,000 shares of common stock at $3.25 per share with a five year term.

A schedule of the options and warrants at June 30, 2007 and 2006 is as follows:

		Number of
		Options	Warrants	Price per Share
Outstanding at	July 1, 2005	108,931	943,830	$1.50-7.00
	Granted	13,334	261,818	$3.00-3.65
	Exercised	-	(58,572)	$2.00
	Cancelled	-	-	$1.50-4.00
	Expired	(28,977)	(250,239)	$1.50-4.00

Outstanding at	June 30, 2006	93,288	896,837	$1.50-7.00
	Granted	74,000	611,804	$2.76-4.00
	Exercised	-	-	-
	Cancelled	-	-	-
	Expired	(41,412)	-	$2.00-7.00

Outstanding at	June 30, 2007	125,876	1,508,641	$1.50-4.00

The weighted-average grant-date fair value of options granted during years ended June 30, 2007 and 2006 were $3.07 and $3.00 per share, respectively.  The fair value for the options granted in 2007 and 2006 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	June 30, 2007	June 30, 2006
Risk-free interest rate	4.89%	4.34%-5.16%
Expected life (in years)	3	2 – 5
Expected volatility	123.76%	369.58%
Expected dividend yield	0.00%	0.00%

The following table summarizes information about fixed stock options and warrants outstanding at June 30, 2007:

	Options and Warrants Outstanding at June 30, 2007			Options and Warrants Exercisable at June 30, 2007

Range of exercise prices	Number Outstanding at June 30, 2007	Weighted average remaining contractual life(years)	Weighted average exercise price	Number Exercisable at June 30, 2007	Weighted average exercise price

$1.50 - $2.50	538,218	0.66	$ 1.98	538,218	$ 1.98
$2.76 - $3.50	497,344	3.72	3.26	497,344	3.26
$3.65 - $4.00	598,955	3.93	3.89	598,955	3.89

	1,634,517	2.79	$ 3.07	1,634,517	$ 3.07

17.	Related Party Transactions

In March 2006, the Company obtained a Note Payable from a bank in the amount of $1,940,000.  Riverview Financial Corporation (Riverview), a wholly owned affiliate of the Company’s CEO, was the guarantor on this note payable and received a fee of 3% of the outstanding balance of the note payable as consideration for the guarantee. In March 2007 the Company set aside cash in a certificate of deposit to secure the note payable thus releasing Riverview Financial Corp as guarantor.  See note 9.

The Company has a revolving Line of Credit with Riverview to cover short term cash needs pursuant to a promissory note payable.  The credit facility has a maximum draw amount of $800,000 and bears interest at 12% with a fee for advances.  Repayments are made as funds are available, with a due date of June 15, 2007.  The revolving line of credit had no activity in Fiscal Year 2007 and upon expiration was not renewed.  See note 7.

The Company had a note payable to Riverview Financial Corporation (Riverview), in the principal amount of $3,296,406 with accrued interest of $841,995.  In March 2006 the note payable and accrued interest of $294,334 were converted to 1,324,693 shares of common stock.   See Note 12.

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

18.	Change in Accounting Principle for Registration Payment Arrangements

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Emerging Issues Task Force (“EITF”) No. 00−19−2, Accounting for Registration Payment Arrangements (“FSP EITF 00−19−2”). FSP EITF 00−19−2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, which provides that loss contingencies should be recognized as liabilities if they are probable and reasonably estimable.  Subsequent to the adoption of FSP EITF 00−19−2, any changes in the carrying amount of the contingent liability will result in a gain or loss that will be recognized in the consolidated statement of operations in the period the changes occur.  The guidance in FSP EITF 00−19−2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP EITF 00−19−2.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00−19−2, this guidance is effective for our consolidated financial statements issued for the interim period beginning January 1, 2007.

On January 1, 2007, the Company adopted the provisions of FSP EITF 00−19−2 to account for the registration payment arrangement associated with the Company’s Offering and the Placement Agent warrants to purchase up to 181,818 shares of the Company’s common stock. As of January 1, 2007 and March 31, 2007, management determined that it was not probable that the Company would have any payment obligation under the Registration Payment Arrangement; therefore, no accrual for contingent obligation is required under the provisions of FSP EITF 00−19−2.  Accordingly, the derivative liability account was eliminated.  The amount originally allocated to the derivative liability of $455,111 as well as the amount representing the cumulative revaluation of such derivative liability through the adoption of FSP EITF 00−19−2, $88,785, was recorded as a cumulative-effect change in accounting principle against opening retained earnings.  The cumulative-effect adjustment was not recorded in the consolidated statement of operations and prior periods were not adjusted.

19.	Registration Payment Obligation

In connection with registration rights agreements entered into with the sale of Common Stock in June 2006 and Series A Convertible Preferred Stock and warrants in June 2007, the Company may be obligated to pay liquidated damages if it fails to maintain the availability of the respective registration statements declared effective in January 2007 and August 2007, respectively and the inability of the Company to effectively complete and maintain the registration statements. The liquidated damages are computed as two percent (2%) of the aggregate Original Issue Price for each thirty (30) day period after a grace period of 45 days.

•
The maximum contingent obligation under the June 2006 agreement, based on an 24% annual rate, is approximately $100,000 per month. This contingent obligation reduces pro rata as registrable shares are sold by investors or become eligible for sale under SEC Rule 144(k) without registration and all contingent obligations terminate in June 2008.

•
The maximum contingent obligation under the June 2007 agreement, based on a 24% annual rate, is approximately $116,800 per month, subject to maximum liquidated damages of 12% or $700,800. The contingent obligation is reduced pro rata as registrable shares are sold by investors and is expected to terminate in June 2009 when the registrable shares may be sold without registration under Rule 144(k)

Liquidated damages are payable in cash.

20.	Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction – a replacement of APB No. 20 and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.”  SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47) “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.” This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. FIN 47 is effective no later than the end of the fiscal years ending after December 15, 2005. The Company is in the process of evaluating the impact of FIN 47 but does not expect the adoption to have a material impact on the financial statements.

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (" FIN 48")", which sets forth a specific recognition threshold and measurement method for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. The Company has not completed an assessment of the impact of FIN 48 on its financial statements.

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)