Form 10QSB
period 2007-09-30
PARK CITY GROUP INC
filed 2007-11-14
CIK 50471

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ]  Yes  [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 14, 2007

Common Stock, $.01 par value	8,949,820

PARK CITY GROUP, INC.

(Balance of the page intentionally left blank)

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets

	September 30, 2007 (unaudited)	June 30, 2007
Assets

Current Assets:
Cash and cash equivalents	$2,149,087	$3,273,424
Restricted cash	1,940,000	1,940,000
Receivables, net of allowance of $57,000 and $26,958 at September 30, 2007 and June 30, 2007, respectively	751,658	480,332
Unbilled receivables	560,564	556,170
Prepaid expenses and other current assets	126,647	100,722

Total current assets	5,527,956	6,350,648

Property and equipment, net	715,923	481,533

Other assets:
Deposits and other assets	28,597	27,738
Capitalized software costs, net	905,308	914,967

Total other assets	933,905	942,705

Total assets	$7,177,784	$7,774,886

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$626,714	$388,212
Accrued liabilities	327,610	272,600
Deferred revenue	248,749	505,299
Current portion of capital lease obligations	69,853	71,185
Note payable	1,940,000	1,940,000

Total current liabilities	3,212,926	3,177,296

Long-term liabilities
Capital lease obligations, less current portion	207,649	225,414

Total liabilities	3,420,575	3,402,710

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, 584,000 shares of Series A Convertible Preferred issued and outstanding at September 30, 2007 and June 30, 2007, respectively	5,840	5,840
Common stock, $0.01 par value, 50,000,000 shares authorized; 9,044,929 and 8,997,703 issued and outstanding at September 30, 2007 and June 30, 2007, respectively	90,449	89,977
Additional paid-in capital	26,181,531	26,166,128
Subscriptions receivable	-	(106,374)
Accumulated deficit	(22,520,611)	(21,783,395)

Total stockholders' equity	3,757,209	4,372,176

Total liabilities and stockholders' equity	$7,177,784	$7,774,886

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (Unaudited)
For the Three Months Ended September 30, 2007 and 2006

	Three Months ended September 30,
	2007	2006

Revenues:
Subscriptions	$85,917	$21,250
Maintenance	378,806	448,203
Professional services and other	126,472	116,442
Software licenses	263,069	-

Total revenues	854,264	585,895

Operating expenses:
Research and development	579,854	341,885
Sales and marketing	419,301	290,410
General and administrative	621,539	428,311
Depreciation and amortization	111,969	99,888

Total operating expenses	1,732,663	1,160,494

Loss from operations	(878,399)	(574,599)

Other income (expense):
Gain on sale of patent	200,000	-
Interest income (expense)	23,675	(25,726)
Gain on derivative liability	-	56,261

Loss before income taxes	(654,724)	(544,064)

(Provision) benefit for income taxes	-	-

Net loss	(654,724)	(544,064)

Dividends accrued on preferred stock	(82,492)	-

Net loss applicable to common shareholders	$(737,216)	$(544,064)

Weighted average shares, basic	9,022,000	8,931,000
Weighted average shares, diluted	9,022,000	8,931,000
Basic loss per share	$(0.08)	$(0.06)
Diluted loss per share	$(0.08)	$(0.06)

See accompanying notes to consolidated condensed financial statements.

(Balance of page intentionally left blank)

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended September 30,

	2007	2006

Cash flows from operating activities:
Net loss	$(654,724)	$(544,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111,969	82,508
Gain from derivative liability	-	(56,261)
Amortization of discounts on debt	-	17,379
Bad debt expense	30,042	12,392
Stock issued for services and expenses	40,000	-
(Increase) decrease in:
Trade Receivables	(501,368)	(22,845)
Unbilled receivables	(4,394)	(12,264)
Prepaids and other assets	(26,784)	(23,826)
(Decrease) increase in:
Accounts payable	238,502	106,310
Accrued liabilities	(27,482)	(50,791)
Deferred revenue	(256,550)	(235,328)

Net cash used in operating activities	(1,050,789)	(726,790)

Cash Flows From Investing Activities:
Proceeds from sale of patent	200,000	-
Purchase of property and equipment	(274,102)	(15,518)
Capitalization of software costs	(62,598)	(124,264)

Net cash used in investing activities	(136,700)	(139,782)

Cash Flows From Financing Activities:
Offering costs associated with issuance of stock	(24,125)	(33,187)
Receipt of subscription receivable	106,374	-
Payments on notes payable and capital leases	(19,097)	(5,815)

Net cash provided by (used in) financing activities	63,152	(39,002)

Net decrease in cash	(1,124,337)	(905,574)

Cash and cash equivalents at beginning of period	3,273,424	3,517,060

Cash and cash equivalents at end of period	$2,149,087	$2,611,486

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$42,581	$44,400

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends accrued on preferred stock	$82,492	$-

See accompanying notes to consolidated condensed financial statements.

(Balance of page intentionally left blank)

PARK CITY GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2007

NOTE 1– ORGANIZATION AND DESCRIPTION OF BUSINESS

Park City Group, Inc. (the “Company) is incorporated in the state of Nevada, and the Company’s 98.76% owned subsidiary Park City Group, Inc. is incorporated in the state of Delaware.  All intercompany transactions and balances have been eliminated in consolidation.

The Company designs, develops, markets and supports proprietary software products. These products are designed to be used in l businesses having multiple locations to assist in the management of business operations on a daily basis and communicate results of operations in a timely manner. In addition, the Company has built a consulting practice for business improvement that centers around the Company’s proprietary software products. The principal markets for the Company's products are multi-store retail and convenience store chains, branded food manufacturers, suppliers and distributers, and manufacturing companies which have operations in North America, Europe, Asia and the Pacific Rim.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10−KSB, are adequate to make the information presented not misleading. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2008.

Certain prior year quarterly amounts have been reclassified to conform with the financial statement presentation adopted for the year ending June 30, 2007 including the elimination of Cost of Sales and ASP revenues.

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS No. 157 will have on the Company's financial position, results of operations and liquidity and its related disclosures.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). SFAS No. 159 allows companies to make an election, on an individual instrument basis, to report financial assets and liabilities at fair value. The election must be made at the inception of a transaction and may not be reversed. The election may also be made for existing financial assets and liabilities at the time of adoption. Unrealized gains and losses on assets or liabilities for which the fair value option has been elected are to be reported in earnings. SFAS No. 159 requires additional disclosures for instruments for which the election has been made, including a description of management's reasons for making the election. SFAS No. 159 is effective as of fiscal years beginning after November 15, 2007 and is to be adopted prospectively and concurrent with the adoption of SFAS No. 157. The Company is currently evaluating the impact SFAS No. 159 will have on the Company's financial position, results of operations and liquidity and its related disclosures.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.  The Company’s critical accounting policies and estimates include, among others, valuation allowances against deferred income tax assets, revenue recognition, stock-based compensation, capitalization of software development costs and impairment and useful lives of long−lived assets.

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

For the three months ended September 30, 2007 and 2006 options and warrants to purchase 1,447,517 and 988,813 shares of common stock, respectively, were not included in the computation of diluted EPS due either to the dilutive effect from a net loss.

Reverse Stock Split
On August 11, 2006, the Company effected a 1-for-50 reverse stock split.  All references to the equity of the Company in this document reflect the effects of this action.

NOTE 3 – LIQUIDITY

As shown in the consolidated condensed financial statements, the Company had losses of $654,724 and $544,064 for the three months ending September 30, 2007 and 2006, respectively.  The comparative difference is due to an increase in personnel and related headcount costs, a reduction in software costs to be capitalized in accordance with FAS 86, and an increase in legal and regulatory fees associated with patent defense and compliance.  Current assets were in excess of current liabilities at September 30, 2007, providing the Company working capital of $2,315,030.  The Company had negative cash flow from operations during the three months ended September 30, 2007 in the amount of $1,050,789.

The Company believes that current working capital and cash flows from sales will allow the Company to fund its currently anticipated capital spending and debt service requirements during the next twelve months.  The financial statements do not reflect any adjustments should the Company’s working capital operations and other financing be insufficient to meet spending and debt service requirements.

NOTE 4 – STOCK-BASED COMPENSATION

Prior to July 1, 2006, as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company accounted for its stock options, warrants and plans following the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock issued to Employees,” and related interpretations. Accordingly, no stock−based compensation expense had been reflected in the Company’s statements of operations as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that point in time.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share Based Payment.”  This statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant−date fair value of those awards.

Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, the Company recorded compensation expense on a straight−line basis for the three months ended September 30, 2007, for: (a) the vesting of options granted prior to July 1, 2006 (based on the grant−date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro−forma footnote disclosures), and (b) stock−based awards granted subsequent to July 1, 2006 (based on the grant−date fair value estimated in accordance with the provisions of SFAS No. 123(R)).

Park City Group has employment agreements with executives.  One provision of these agreements is for a stock bonus.  25% of these bonuses are to be paid on each of their first four anniversary dates.

•	Agreement with Vice President, dated effective December 28, 2005 is payable in 3,571 share increments for a total of 14,284 shares, 3,571 shares have been issued under this agreement.
•	Agreement with Director of Marketing, dated effective January 1, 2006 is payable in 3,571 share increments for a total of 14,284 shares, 3,571 shares have been issued under this agreement.

NOTE 5 – OUTSTANDING STOCK OPTIONS

The following tables summarize information about fixed stock options and warrants outstanding and exercisable at September 30, 2007:

	Options and Warrants Outstanding at September 30, 2007			Options and Warrants Exercisable at September 30, 2007

Range of exercise prices	Number Outstanding at September 30, 2007	Weighted average remaining contractual life(years)	Weighted average exercise price	Number Exercisable at September 30, 2007	Weighted average exercise price

$1.50 - $2.76	505,218	0.86	$ 2.09	505,218	$ 2.09
$3.00 - $4.00	942,299	3.63	3.70	942,299	3.70

	1,447,517	2.67	$ 3.14	1,447,517	$ 3.14

NOTE 6 – RELATED PARTY TRANSACTIONS

In March 2006, the Company obtained a note payable from a bank in the amount of $1,940,000.  Riverview Financial Corporation (Riverview), a wholly owned affiliate of the Company’s CEO, guaranteed this note payable from inception through June 2007 and received a fee of 3% per annum of the outstanding balance of the note payable paid monthly as consideration for the guarantee.  In June 2007, with partial proceeds from the sale of its Series A Convertible Preferred Stock, the Company collateralized the note payable from its bank and eliminated its guarantor Riverview Financial. The $1.94 million is reflected on the balance sheet as restricted cash.  The maturity date for the note payable is March 31, 2008.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following as of:

	September 30, 2007 (Unaudited)	June 30, 2007
Computer equipment	$691,313	$429,929
Furniture and equipment	294,226	358,358
Leasehold improvements	126,063	126,063
	1,111,602	914,350
Less accumulated depreciation and amortization	(395,679)	(432,817)
	$715,923	$481,533

NOTE 8 – CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following as of:

	September 30, 2007 (Unaudited)	June 30, 2007
Capitalized software costs	$2,160,507	$2,096,627
Less accumulated amortization	(1,255,199)	(1,181,660)
	$905,308	$914,967

NOTE 9 – ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:

	September 30, 2007 (Unaudited)	June 30, 2007
Accrued compensation	$168,906	$155,610
Preferred dividends payable	82,492	-
Accrued legal fees	12,501	45,274
Other accrued liabilities	58,711	43,598
Third-party license/support fees	-	28,118
Accrued board compensation	5,000	-
	$327,610	$272,600

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Form 10-KSB for the year ended June 30, 2007 incorporated herein by reference.

Forward-Looking Statements

This quarterly report on Form 10-QSB contains forward looking statements.  The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements."  Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our Form 10-KSB annual report at June 30, 2007, incorporated herein by reference.  Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

Park City Group develops and markets computer software and profit optimization consulting services that help its retail customers to reduce their inventory and labor costs; the two largest controllable operating expenses in the retail industry, while increasing the customer’s sales, reducing shrink, increasing gross margin, contribution margin, and thus improving the bottom line results.  Our suite of products, Fresh Market Manager, ActionManager™ and Supply Chain Profit Link (“SCPL”) are designed to address the needs of multi-store retailers and suppliers in store operations management, manufacturing, and both durable goods and perishable product management.

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

We have experienced recent significant developments that we expect to have a positive impact on our company, although there is no assurance that the expected positive impact will take place.  Recent developments that occurred in the three months ended, September 30, 2007 included the following:

•	The Company expanded its Supply Chain Profit Link engagements in catagories with both retailers and suppliers.
•	The Company currently has 5 software implementations in progress.

Results of Operations For The Three Months Ended September 30, 2007 and 2006

Total Revenues
Total revenues were $854,264 and $585,895 for the quarters ended September 30, 2007 and 2006, respectively, a 46% increase in the quarter ended, September 30, 2007 compared to the quarter ended September 30, 2006.  The $268,369 increase in total revenues is primarily a result of increases in software sold on subscription, increases in professional services, and the growth of license revenue.

Subscription Revenue
Subscription revenues were $85,917 and $21,250, respectively for the quarters ending September 30, 2007 and 2006; an increase of 304% in the quarter ended, September 30, 2007 compared to the quarter ended, September 30, 2006.  This $64,667 increase was the result of the Company’s progression of its newest subscription offering, the Supply Chain Profit Link (“SCPL”) tool. The Company continues to focus its sales resources to increase the number of retailers, suppliers and manufacturers using the Supply Chain Profit Link tool in both perishable and non-perishable categories.  In early 2007, the Company began selling its products on a subscription basis in order to reduce the Company’s overall reliance on one-time non-recurring license fees.

Maintenance Revenue
Maintenance revenues were $378,806 and $448,203 for the quarters ended September 30, 2007 and 2006, respectively, a decrease of 15% in the quarter ended, September 30, 2007 compared to the quarter ended, September 30, 2006.  The $69,397 decrease is due to the expiration of two (2) customer maintenance agreements that were not renewed.   The Company believes that as a result of the proven reliability of the software, some of its customers may choose not to renew annual maintenance support or require support at the store detail level.

Professional Services and Other Revenue
Professional Services and other revenue was $126,472 and $116,442 for the quarters ended September 30, 2007 and 2006, respectively, a 9% increase.  This $10,030 increase in the quarter ended September 30, 2007 compared to the quarter ended, September 30, 2006 is due to the increase in consulting services provided to one of its existing international customers. Management believes that consulting revenues may be impacted in the short term as development resources are utilized to deploy the SCPL product.

License Revenue
Software license revenues were $263,069 for the quarter ended September 30, 2007 as compared to zero license sales in the quarter ended September 30, 2006. This increase in license sales is attributable to existing customers who purchased additional software licenses as a result of opening additional locations or adding new stores.

Research and Development Expense
Research and development expenses were $579,854 and $341,885 for the quarters ended September 30, 2007 and 2006 respectively, a 70% increase in the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006.  This $237,969 comparative increase is due to: (1) the amount of costs that qualified under FAS 86 to be capitalized as significant enhancements that occurred in Fiscal 2007. The Company is currently in development of one significant enhancement to its FMM suite of software products that it anticipates will be released in the 4th Quarter. In addition to the lower capitalized software costs, the Company expanded its development and business analytics workforce both domestically and in India in anticipation of an increase in demand for its products and services.  The increase is comprised of both personnel costs and $43,376 in one-time recruitment fees for (4) new hires.

Sales and Marketing Expense
Sales and marketing expenses were $419,301 and $290,410 for the quarters ended September 30, 2007 and 2006, respectively.  This $128,891 increase in the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006 is attributable to: (1) the Company has added (4) additional sales and marketing personnel in order to elevate market awareness of its products and services, (2) an increase in sales related travel costs as a result of cultivating new prospects both domestically and internationally, (3) an increase in costs associated with new marketing materials, brochures, and other sales tools.  The Company believes that increasing its depth and breath of its sales and marketing department is essential to its continued success in fiscal 2008.

General and Administrative Expense
General and administrative expenses were $621,539 and $428,311 for the quarters ended September 30, 2007 and 2006, respectively a 45% increase in the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006.   This $193,228 increase is due to; (1) an increase in associated legal fees and expert testimony costs incurred as a result of the Company’s ongoing patent lawsuits, and, (2) an increase in stock issued for services.  In 2006, the Company identified several of its patents that it believes have been violated.  Management has and will continue to vigorously defend and take action to protect both current and future patents on its software development.

Depreciation and Amortization Expense
Depreciation and Amortization expenses were $111,969 and $99,888 for the quarters ended September 30, 2007 and 2006, respectively, an increase of 12% in the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006.  This increase of $12,081 is attributable to the following; 1) an increase in depreciation expenses related to property plant and equipment acquisitions. 2) an increase in capitalized software amortization due to the completion of significant enhancements and one new product release.  These increases were partially offset by a decrease in debt discounts that were fully amortized in prior years.

Other Income and Expense
The Company sold one of its patents for $200,000 during the quarter ended September 30, 2007. The patent was internally generated for use and it has recorded the sale as a gain on the sale of patent in accordance with generally accepted accounting principles (GAAP). The Company does not anticipate any future adverse affects to revenue or expense as a result of the sale of the patent.  Interest income was $23,675 for the quarter ended September 30, 2007 compared to interest expense of $25,726 for the same period in 2006.  This $49,401 decrease in net interest expense in the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006 is the result of interest income earnings generated from the Company’s excess cash balances.

Preferred Dividends
Dividends accrued on preferred stock was $82,492 for the quarter ended September 30, 2007 compared to zero dividends accrued in the same period in 2006. The preferred dividends are the result of the issuance of 584,000 shares of the Company’s Series A Convertible Preferred Stock that occurred in June 2007. Holders of the preferred stock are entitled to a 5.00% annual dividend payable quarterly in either cash or preferred stock at the option of the Company

Liquidity and Capital Resources

Cash Flows from Operations
Net cash used in operations for the three months ended September 30, 2007, was $1,050,789 compared to $726,790 for the same period in 2006.  This $323,999 comparative increase is attributable to an increase in accounts payable partially offset by an increase in deferred revenue and trade receivables.   The Company realized approximately $187,552 in cash paid for legal, accounting, and consulting fees that were accrued but not paid as of the year ended, June 30, 2007. The fees are associated with the Company’s ongoing patent defense, annual audit, and completing its registration statement as a result of its June 2007 placement.

Cash Flows from Investing
Net cash used in investing activities was $136,700 and $139,782 during the three months ended September 30, 2007 and 2006, respectively.  The increase in cash used in investing was primarily due to the procurement of new capital equipment and capitalized software costs.  This increase was offset by the sale of a patent.

Cash Flows from Financing
Net cash provided by financing activities for the three months ended September 30, 2007 was $63,152 compared to cash used of $39,002 for the same period in 2006.  The change in net cash provided by financing activities is attributable to the receipt of stock subscriptions outstanding as a result of the Company’s stock placement that was completed in June 2007.

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents, and restricted cash on hand was $4,089,087 at September 30, 2007, an increase of $1,477,601 over the $2,611,486 on hand at September 30, 2006.  This increase is the result of the Company issuing 540,000 shares of its Series A Convertible Preferred Stock in June 2007.  This increase in cash, cash equivalents, and restricted cash is primarily due to the $1,940,000 in restricted cash the Company used to secure a note payable due March 31, 2008 with its bank and eliminating its former guarantor Riverview Financial.

Current Assets
Current assets at September 30, 2007 totaled $5,527,956, a 13% decrease from current assets on hand of $6,350,648 at June 30, 2007.   The $822,692 decrease in current assets is due in part to; (1) cash paid for accounts payable and accrued liabilities, and (2) cash used by the Company in order to fund operations, purchase equipment, recruit and hire additional personnel, and to expand its marketing efforts. This was partially offset by a $271,326 increase in accounts receivable associated with new license and maintenance sales.

Current Liabilities
Current liabilities as of September 30, 2007 and June 30, 2007 were $3,212,926 and $3,177,296 respectively.  This 1% decrease in current liabilities is primarily the result of an increase in accounts payable associated with capital expenditures for new equipment and software.  This $238,502 increase in accounts payable at September 30, 2007 was offset by a decrease in deferred revenue.

Working Capital
At September 30, 2007, the Company had a working capital surplus of $2,315,030, as compared to a working capital surplus of $3,173,352 at June 30, 2007.  This 27% decrease in working capital is due to: (1) the increase in costs associated with adding eight new employees and contractors including recruitment fees, (2) increase in capital equipment spending, and (3) $187,552 paid for legal, accounting, and other fees associated with regulatory compliance and patent defense.

Liquidity and Capital Resources General
Historically, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from the CEO and majority shareholder, and private placements of equity securities.  Since 2006, the Company has converted all loans and notes payable from its officers and directors to stock.  In 2007, due to its increase in financial position, the Company was able to eliminate Riverview Financial Corp as its guarantor and maintains its own collateralization of the note payable for $1.940 million. The maturity date for the note payable is March 31, 2008. The Company believes that anticipated revenue growth in combination with strategic cost control will allow the Company to meet its minimum operating cash requirements for the next twelve months.

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

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operation, liquidity or capital expenditures.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS No. 157 will have on the Company's financial position, results of operations and liquidity and its related disclosures.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). SFAS No. 159 allows companies to make an election, on an individual instrument basis, to report financial assets and liabilities at fair value. The election must be made at the inception of a transaction and may not be reversed. The election may also be made for existing financial assets and liabilities at the time of adoption. Unrealized gains and losses on assets or liabilities for which the fair value option has been elected are to be reported in earnings. SFAS No. 159 requires additional disclosures for instruments for which the election has been made, including a description of management's reasons for making the election. SFAS No. 159 is effective as of fiscal years beginning after November 15, 2007 and is to be adopted prospectively and concurrent with the adoption of SFAS No. 157. The Company is currently evaluating the impact SFAS No. 159 will have on the Company's financial position, results of operations and liquidity and its related disclosures.

Critical Accounting Policies

The Company’s critical accounting policies include the following:

•	Deferred income tax assets and related valuation allowances
•	Revenue Recognition
•	Stock-Based Compensation
•	Capitalization of Software Development Costs
•	Impairment and Useful Lives of Long-Lived Assets

Deferred Income Taxes and Valuation Allowance.
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

Revenue Recognition.
The Company derives revenues from four primary sources, software licenses, maintenance and support services, professional services and software subscription.  New software licenses include the sale of software runtime license fees associated with deployment of the Company’s software products.  Software license maintenance updates and product support are typically annual contracts with customers that are paid in advance or specified as terms in the contract This provides the customer access to new software releases, maintenance releases, patches and technical support personnel.  Professional service sales are derived from the sale of services to design, develop and implement custom software applications. Subscription sales are derived from the sale of the Company’s products on a subscription basis.  Supply Chain Profit Link, is a category management product that is sold on a subscription basis. The Company intends to offer all of its software solutions on a subscription basis in fiscal 2008.

1.
Subscription revenues are recognized on a contractual basis, for one or more years.  These fees are generally collected in advance of the services being performed and the revenue is recognized ratably over the respective months, as services are provided.

2.
Maintenance and support services that are sold with the initial license fee are recorded as deferred revenue and recognized ratably over the initial service period.  Revenues from maintenance and other support services provided after the initial period are generally paid in advance and are recorded as deferred revenue and recognized on a straight-line basis over the term of the agreements.

3.	Professional Services revenues are recognized in the period that the service is provided or in the period such services are accepted by the customer if acceptance is required by agreement.

4.
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

Stock-Based Compensation.
The Company values and accounts for the issuance of equity instruments to employees and non−employees to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable. The fair value of stock issued for goods or services is determined based on the quoted market price on the date the commitment to issue the stock has occurred. The fair value of stock options or warrants granted to employees and non−employees for goods or services is calculated on the date of grant using the Black−Scholes options pricing model.

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

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 6, Management’s Discussion and Analysis in our Annual Report on Form 10-KSB for the year ended June 30, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 3 – Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls over financial reporting.

The Company’s Chief Executive Officer and Chief Financial Officer have determined that there have been no changes, in the Company’s internal control over financial reporting during the period covered by this report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, Company’s internal control over financial reporting.

(Balance of Page Intentionally Left Blank)

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings
There have been no changes in legal proceedings since those disclosed in the Company’s form 10-KSB filed for the year ended June 30, 2007.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3 – Defaults upon Senior Securities
None

Item 4 – Submission of Matters to a Vote of Security Holders
None

Item 5 – Other Information
None

Item 6 – Exhibits
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

(Balance of the page intentionally left blank)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK CITY GROUP, INC

Date: November 14, 2007	By /s/ Randall K. Fields Randall K. Fields, Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: November 14, 2007	By /s/ John R. Merrill John R. Merrill Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

(Balance of the page intentionally left blank)