Form 10QSB
period 2007-12-31
PARK CITY GROUP INC
filed 2008-02-14
CIK 50471

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [ X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 14, 2008

Common Stock, $.01 par value	9,206,478

PARK CITY GROUP, INC.

(Balance of the page intentionally left blank)

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets

Assets	December 31, 2007 (unaudited)	June 30, 2007

Current Assets:
Cash and cash equivalents	$1,425,208	$3,273,424
Restricted cash	1,940,000	1,940,000
Receivables, net of allowance of $109,000 and $26,958 at December 31, 2007 and June 30, 2007, respectively	536,072	480,332
Unbilled receivables	91,530	556,170
Prepaid expenses and other current assets	110,029	100,722

Total current assets	4,102,839	6,350,648

Property and equipment, net	707,006	481,533

Other assets:
Deposits and other assets	25,229	27,738
Capitalized software costs, net	845,567	914,967

Total other assets	870,796	942,705

Total assets	$5,680,641	$7,774,886

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$586,692	$388,212
Accrued liabilities	433,881	272,600
Deferred revenue	57,102	505,299
Current portion of capital lease obligations	70,097	71,185
Note payable	1,940,000	1,940,000

Total current liabilities	3,087,772	3,177,296

Long-term liabilities
Capital lease obligations, less current portion	189,373	225,414

Total liabilities	3,277,145	3,402,710

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, 592,199 and 584,000 shares of Series A Convertible Preferred issued and outstanding at December 31, 2007 and June 30, 2007, respectively	5,922	5,840
Common stock, $0.01 par value, 50,000,000 shares authorized; 9,192,288 and 8,997,703 issued and outstanding at December 31, 2007 and June 30, 2007, respectively	91,923	89,977
Additional paid-in capital	26,261,965	26,166,128
Subscriptions receivable	-	(106,374)
Accumulated deficit	(23,956,314)	(21,783,395)

Total stockholders' equity	2,403,496	4,372,176

Total liabilities and stockholders' equity	$5,680,641	$7,774,886

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (Unaudited)
For the Three and Six Months Ended December 31, 2007 and 2006

	Three Months ended December 31,		Six Months ended December 31,
	2007	2006	2007	2006

Revenues:
Subscriptions	$34,027	$23,333	$119,944	$44,583
Maintenance	381,702	397,113	760,508	845,316
Professional services and other	78,768	114,941	205,240	231,383
Software licenses	-	25,300	263,069	25,300

Total revenues	494,497	560,687	1,348,761	1,146,582

Operating expenses:
Cost of services and product support	581,296	378,204	1,161,150	720,089
Sales and marketing	582,545	380,523	1,001,846	670,933
General and administrative	582,530	536,190	1,204,069	964,501
Depreciation and amortization	122,574	32,651	234,543	132,539

Total operating expenses	1,868,945	1,327,568	3,601,608	2,488,062

Loss from operations	(1,374,448)	(766,881)	(2,252,847)	(1,341,480)

Other income (expense):
Gain in sale of patent	-	-	200,000	-
Interest income (expense)	13,379	(2,800)	37,054	(28,526)
Gain on derivative liability	-	32,524	-	88,785

Loss before income taxes	(1,361,069)	(737,157)	(2,015,793)	(1,281,221)

(Provision) benefit for income taxes	-	-	-	-

Net loss	(1,361,069)	(737,157)	(2,015,793)	(1,281,221)

Dividends on preferred stock	(74,634)	-	(157,126)	-

Net loss applicable to common shareholders	$(1,435,703)	$(737,157)	$(2,172,919)	$(1,281,221)

Weighted average shares, basic and diluted	9,155,000	8,931,000	9,088,000	8,931,000
Basic and diluted loss per share	$(0.16)	$(0.08)	$(0.24)	$(0.14)

See accompanying notes to consolidated condensed financial statements.

(Balance of page intentionally left blank)

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)
For the Six Months Ended December 31,

	2007	2006

Cash flows from operating activities:
Net loss	$(2,015,793)	$(1,281,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	234,543	105,690
Gain from derivative liability	-	(88,785)
Gain on sale of patent	(200,000)	-
Amortization of discounts on debt	-	30,716
Bad debt expense	82,042	12,392
Stock issued for services and expenses	40,000	-
(Increase) decrease in:
Trade Receivables	(137,782)	(111,510)
Unbilled receivables	464,640	58,704
Prepaids and other assets	(6,798)	(87,083)
(Decrease) increase in:
Accounts payable	198,480	208,871
Accrued liabilities	86,145	173,136
Deferred revenue	(448,197)	(540,955)

Net cash used in operating activities	(1,702,720)	(1,520,045)

Cash Flows From Investing Activities:
Proceeds from sale of patent	200,000	-
Purchase of property and equipment	(314,615)	(281,606)
Capitalization of software costs	(76,001)	(239,033)

Net cash used in investing activities	(190,616)	(520,639)

Cash Flows From Financing Activities:
Offering costs associated with issuance of stock	(24,125)	(44,624)
Receipt of subscription receivable	106,374	-
Payments on notes payable and capital leases	(37,129)	(8,758)

Net cash provided by (used in) financing activities	45,120	(53,382)

Net decrease in cash	(1,848,216)	(2,094,066)

Cash and cash equivalents at beginning of period	3,273,424	3,517,060

Cash and cash equivalents at end of period	$1,425,208	$1,422,994

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$40,602	$92,334

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends accrued on preferred stock	$75,136	$-
Dividends paid with preferred stock	$81,990	$-

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2007

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Park City Group, Inc. (the “Company) is incorporated in the state of Nevada, and the Company’s 98.76% owned subsidiary Park City Group, Inc. is incorporated in the state of Delaware.  All intercompany transactions and balances have been eliminated in consolidation.

The Company designs, develops, markets and supports proprietary software products. These products are designed to be used in  businesses having multiple locations to assist in the management of business operations on a daily basis and communicate results of operations in a timely manner. In addition, the Company has built a consulting practice for business improvement that centers around the Company’s proprietary software products. The principal markets for the Company's products are multi-store retail and convenience store chains, branded food manufacturers, suppliers and distributers, and manufacturing companies which have operations in North America, Europe, Asia and the Pacific Rim.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10−KSB, are adequate to make the information presented not misleading. Operating results for the three and six months ended December 31, 2007 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2008.

Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize the impact of a tax position in the financial statements, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, on July 1, 2007.  The Company did not record any amounts as a result of the implementation of FIN 48.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations," and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51."  SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 141R and SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is not permitted.  The Company does not expect the adoption of these new standards to have an impact on its financial statements.

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

For the three and six months ended December 31, 2007 and 2006 options and warrants to purchase 1,031,297 and 978,813 shares of common stock, respectively, were not included in the computation of diluted EPS due to the dilutive effect of a net loss.  For three and six months ended December 31, 2007, 1,946,629 shares of common stock issuable upon conversion of the Company’s Series A Convertible Preferred stock were not included in the diluted EPS calculation due to their dilutive effect.

Reverse Stock Split
On August 11, 2006, the Company effected a 1-for-50 reverse stock split.  All references to the equity of the Company in this document reflect the effects of this action.

NOTE 3 – LIQUIDITY

As shown in the consolidated condensed financial statements, the Company had losses applicable to common shareholders of $2,172,919 and $1,281,221 for the six months ending December 31, 2007 and 2006, respectively.  The comparative difference is due to an increase in personnel and related headcount costs, a reduction in software costs to be capitalized in accordance with FAS 86, and an increase in legal and regulatory fees associated with patent defense and compliance.  Current assets were in excess of current liabilities at December 31, 2007, providing the Company working capital of $1,015,067.  The Company had negative cash flow from operations during the six months ended December 31, 2007 in the amount of $1,702,720.

The Company believes that current working capital and cash flows from sales will allow the Company to fund its currently anticipated capital spending and debt service requirements during the year ending June 30, 2008.  The financial statements do not reflect any adjustments should the Company’s working capital operations and other financing be insufficient to meet spending and debt service requirements.

NOTE 4 – STOCK-BASED COMPENSATION

Park City Group has employment agreements with executives.  One provision of these agreements is for a stock bonus.  25% of these bonuses are to be paid on each of their first four anniversary dates.

•	Agreement with Vice President, dated effective December 28, 2005 is payable in 3,571 share increments for a total of 14,284 shares, 3,571 shares have been issued under this agreement.
•	Agreement with Director of Marketing, dated effective January 1, 2006 is payable in 3,571 share increments for a total of 14,284 shares, 3,571 shares have been issued under this agreement.

NOTE 5 – OUTSTANDING STOCK OPTIONS

The following tables summarize information about fixed stock options and warrants outstanding and exercisable at December 31, 2007:

	Options and Warrants Outstanding at December 31, 2007			Options and Warrants Exercisable at December 31, 2007

Range of exercise prices	Number Outstanding at December 31, 2007	Weighted average remaining contractual life(years)	Weighted average exercise price	Number Exercisable at December 31, 2007	Weighted average exercise price

$1.50 - $3.00	109,104	2.81	$ 2.60	109,104	$ 2.60
$3.50 - $4.00	922,193	3.40	3.71	922,193	3.71

	1,031,297	3.34	$ 3.60	1,031,297	$ 3.60

NOTE 6 – RELATED PARTY TRANSACTIONS

In March 2006, the Company obtained a note payable from a bank in the amount of $1,940,000.  Riverview Financial Corporation (Riverview), a wholly owned affiliate of the Company’s CEO, guaranteed this note payable from inception through June 2007 and received a fee of 3% per annum of the outstanding balance of the note payable paid monthly as consideration for the guarantee.  In June 2007, with partial proceeds from the sale of its Series A Convertible Preferred Stock, the Company collateralized the note payable from its bank and eliminated its guarantor Riverview Financial. The $1.94 million of collateral is reflected on the balance sheet as restricted cash.  The maturity date for the note payable is March 31, 2008.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following as of:

	December 31, 2007 (Unaudited)	June 30, 2007
Computer equipment	$716,521	$429,929
Furniture and equipment	307,278	358,358
Leasehold improvements	126,063	126,063
	1,149,862	914,350
Less accumulated depreciation and amortization	(442,856)	(432,817)
	$707,006	$481,533

NOTE 8 – CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following as of:
	December 31, 2007 (Unaudited)	June 30, 2007
Capitalized software costs	$2,174,305	$2,096,627
Less accumulated amortization	(1,328,738)	(1,181,660)
	$845,567	$914,967

NOTE 9 – ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:

	December 31, 2007 (Unaudited)	June 30, 2007
Accrued compensation	$233,711	$155,610
Preferred dividends payable	75,136	-
Other accrued liabilities	73,527	43,598
Accrued legal fees	39,007	45,274
Third-party license/support fees	-	28,118
Accrued board compensation	12,500	-
	$433,881	$272,600

NOTE 10 – INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2000.

The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for 2004 in July 2007 that is anticipated to be completed by the end of March 2008.  As of December 31, 2007, the IRS has not proposed any adjustments to the Company’s tax positions.  However, the IRS may propose adjustments to the Company’s tax positions.  If adjustments are proposed, management will evaluate those proposed adjustments to determine if it agrees.  The Company does not anticipate any adjustments would result in a material change to its financial position, given the amount of its net operating loss carryforward.

The Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, on July 1, 2007.  The Company did not record any amounts as a result of the implementation of FIN 48.

Included in the balance at December 31, 2007 are nominal amounts of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the three and six months ended December 31, 2007 and 2006, the Company did not recognize any interest or penalties.  The Company does not have any interest and penalties accrued at December 31, 2007, and June 30, 2007.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Form 10-KSB for the year ended June 30, 2007 incorporated herein by reference.

Forward-Looking Statements

This quarterly report on Form 10-QSB contains forward looking statements.  The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements."  Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our June 30, 2007 Form 10-KSB annual report, incorporated herein by reference.  Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

We have experienced recent significant developments that we expect to have a positive impact on our company, although there is no assurance that the expected positive impact will take place.  Recent developments that occurred in the six months ended, December 31, 2007 included the following:

•	The Company expanded its Supply Chain Profit Link trials and engagements with both retailers and suppliers.
•
The Company currently has 3 active software implementations in process. In December of 2007, the Company successfully completed 2 of its 5 implementations that were reported in process as of September 30, 2007.

•	The Company is in the expansion phase of a global deployment of Fresh Market Manager for one of its existing customers to be deployed in its stores worldwide.

Results of Operations For The Three Months Ended December 31, 2007 and 2006

Total Revenues
Total revenues were $494,497 and $560,687 for the three months ended December 31, 2007 and 2006, respectively, a 12% decrease.  This $66,190 decrease in total revenues is the result of a $25,300 decrease in license sales and a $36,173 decrease in professional services. This decrease is reduced by a $10,064 increase in software sold as a subscription. Management believes that as it continues to focus its resources on marketing its suite of software products and services on a subscription basis, there may be periodic impacts to its sales of software on a license basis.

Subscription Revenue
Subscription revenues were $34,027 and $23,333, respectively for the three months ended December 31, 2007 and 2006; an increase of 46% in the three months ended, December 31, 2007 compared to the three months ended, December 31, 2006.  This $10,694 increase was the result of the Company’s continued progression of its newest subscription offering, the Supply Chain Profit Link (“SCPL”) tool. The Company continues to focus its internal resources to increase the number of retailers, suppliers and manufacturers using the Supply Chain Profit Link tool in both perishable and non-perishable categories.  In early 2007, the Company began marketing its products on a subscription basis in order to reduce the Company’s overall reliance on one-time non-recurring license fees.

Maintenance Revenue
Maintenance revenues were $381,702 and $397,113 for the three months ended December 31, 2007 and 2006, respectively, a decrease of 4% in the three months ended, December 31, 2007 compared to the three months ended, December 31, 2006.  The $15,411 decrease is due to the expiration of two (2) customer maintenance agreements that were not renewed.   The Company believes that as a result of the proven reliability of the software, some of its customers may choose not to renew annual maintenance support altogether or its customers may require a reduced level of support in subsequent periods.

Professional Services and Other Revenue
Professional Services and other revenue were $78,768 and $114,941 for the three months ended December 31, 2007 and 2006, respectively, a 31% decrease.  This $36,173 decrease in the three months ended December 31, 2007 compared to the three months ended, December 31, 2006 is due to the completion of certain phases of implementation provided to one of its existing international customers. Management believes that services revenue may be impacted in the short term as projects are completed and its development resources are utilized to deploy the SCPL product.

License Revenue
Software license revenues were zero for the three months ended December 31, 2007 as compared to $25,300 in the three months ended December 31, 2006. This decrease in license sales is attributable to the ongoing shift to the Company’s continued initiative to market its products and services on a subscription basis.  The Company’s ongoing license revenues may be impacted by this shift toward a recurring revenue model.

Cost of Services and Product Support
Cost of services and product support were $581,296 and $378,204 for the three months ended December 31, 2007 and 2006 respectively, a 54% increase in the three months ended December 31, 2007 compared to the three months ended December 31, 2006.  This $203,092 comparative increase is due to: (1) the reduction of costs that qualified under FAS 86 to be capitalized as significant enhancements that occurred in Fiscal 2007. The Company is currently in the final stages of development of one significant enhancement to its FMM suite of software products that it anticipates will be released in the 4th Fiscal Quarter.  In addition to the lower capitalized software costs, (2) the Company expanded its development and business analytics workforce both domestically and in India in anticipation of an increase in demand for its products and services.  The Company has increased its Services and Support headcount by 6 personnel since June 30, 2007. (3) As a result of this increase in headcount, the Company has experienced a growth in both direct personnel costs including travel and training costs for its new employees. (4) The Company has utilized several consulting firms to improve its database architecture and to improve processing capabilities required of its Supply Chain Profit Link customers.

Sales and Marketing Expense
Sales and marketing expenses were $582,545 and $380,523 for the three months ended December 31, 2007 and 2006, respectively.  This $202,022 increase in the three months ended December 31, 2007 compared to the three months ended December 31, 2006 is attributable to: (1) the Company adding additional sales and marketing personnel in order to elevate market awareness of its products and services, and (2) an increase in sales related travel costs as a result of cultivating new prospects both domestically and internationally, and  (3) an increase in costs associated with reimaging the Company’s  marketing materials, logo, brochures, convention booth, and other sales tools, and (4) an increase in sales training for its sales force and conducting additional market research.

General and Administrative Expense
General and administrative expenses were $582,530 and $536,190 for the three months ended December 31, 2007 and 2006, respectively a 9% increase in the three months ended December 31, 2007 compared to the three months ended December 31, 2006.   This $46,340 increase is due to the following: (1) an increase in associated legal fees and expert testimony costs incurred as a result of the Company’s ongoing patent lawsuits, and, (2) an increase in stock compensation expense under FAS 123R, and, (3) an increase in health care and other benefit costs.

Depreciation and Amortization Expense
Depreciation and Amortization expenses were $122,574 and $32,651 for the three months ended December 31, 2007 and 2006, respectively, an increase of 275% in the three months ended December 31, 2007 compared to the three months ended December 31, 2006.  This increase of $89,923 is attributable to the following; (1) an increase in depreciation expenses related to property plant and equipment acquisitions and (2) an increase in capitalized software amortization due to the completion of significant enhancements and one new product release.  These increases were partially offset by a decrease in debt discounts that were fully amortized in prior years.

Other Income and Expense
Interest income was $13,379 for the three months ended December 31, 2007 compared to interest expense of $2,800 for the same period in 2006.  This $16,179 change in interest income (expense) in the three months ended December 31, 2007 compared to the three months ended December 31, 2006 is the result of interest income earnings generated from the Company’s excess cash balances as a result of its issuance of 584,000 shares of its Series A Convertible Preferred Stock in June 2007.

Preferred Dividends
Dividends accrued on preferred stock was $74,634 for the three months ended December 31, 2007 compared to zero dividends accrued in the same period in 2006. The preferred dividends are the result of the issuance of 584,000 shares of the Company’s Series A Convertible Preferred Stock that occurred in June 2007. Holders of the preferred stock are entitled to a 5.00% annual dividend payable quarterly in either cash or preferred stock at the option of the Company.

Results of Operations For The Six Months Ended December 31, 2007 and 2006

Total Revenues
Total revenues were $1,348,761 and $1,146,582 for the six months ended December 31, 2007 and 2006, respectively, an 18% increase.  This $202,179 increase in total revenues is primarily a result of an increase of $75,361 of software sold on subscription and the $237,769 increase in license revenue from its existing customers. The $313,130 increase in license and software sold on subscription for the six months ended December 31, 2007 and 2006, comparatively is offset by a $84,808 decrease in maintenance revenue and a $26,143 decrease in professional services revenue for the same period.

Subscription Revenue
Subscription revenues were $119,944 and $44,583, respectively for the six months ended December 31, 2007 and 2006; an increase of 169% for the six months ended, December 31, 2007 compared to the six months ended, December 31, 2006.  This $75,361 increase was the result of the Company’s continued progression of its newest subscription offering, the SCPL tool. The Company continues to focus its resources to increase the number of retailers, suppliers and manufacturers using the SCPL tool in both perishable and non-perishable categories.  In early 2007, the Company began selling its products on a subscription basis in order to reduce the Company’s overall reliance on one-time non-recurring license fees.

Maintenance Revenue
Maintenance revenues were $760,508 and $845,316 for the six months ended December 31, 2007 and 2006, respectively, a decrease of 10% for the six months ended, December 31, 2007 compared to the six months ended, December 31, 2006.  The $84,808 decrease is due to the expiration of two (2) customer maintenance agreements that were not renewed.   The Company believes that as a result of the proven reliability of the software, some of its customers may choose not to renew annual maintenance support or limit the support it requires.

Professional Services and Other Revenue
Professional services and other revenue were $205,240 and $231,383 for the six months ended December 31, 2007 and 2006, respectively, an 11% decrease.  This $26,143 decrease for the six months ended December 31, 2007 compared to the six months ended, December 31, 2006 is due to: (1) the completion of major implementation phases to one of its existing international customers in August 2007, and, (2) continued focus of its information technology personnel to expand its SCPL application and analytics service. Management believes that revenues may be impacted in the short term as it utilizes its development and sales resources to focus on its growth of marketing and deploying its software on a subscription basis.

License Revenue
Software license revenues were $263,069 for the six months ended December 31, 2007 as compared to $25,300 for the six months ended December 31, 2006. This increase in license sales is attributable to organic growth of existing customers who purchased additional software licenses as a result of opening additional locations, expanding service requirements, or adding new stores.

Cost of Services and Product Support
Cost of services and product support were $1,161,150 and $720,089 for the six months ended December 31, 2007 and 2006 respectively, a 61% increase.  This $441,061 comparative increase is due to: (1) the reduction of costs that qualified under FAS 86 to be capitalized as significant enhancements that occurred in Fiscal 2007. The Company is currently in the final phase of development of one significant enhancement to its FMM suite of software products that it anticipates will be released in the 4th Fiscal Quarter, and,  (2) the Company expanded its local and Indian workforce by six new hires, and, (3) the Company also experienced higher travel costs as a result of providing training and continuing education to both its local workforce and those located in India, and, (4) the Company has retained outside consultants to improve its ability to process large quantities of data as a result of its SCPL application and service offerings.

Sales and Marketing Expense
Sales and marketing expenses were $1,001,846 and $670,933 for the six months ended December 31, 2007 and 2006, respectively.  This $330,913 increase in the six months ended December 31, 2007 compared to the six months ended December 31, 2006 is attributable to: (1) the Company has added four additional sales and marketing personnel in FY 2008 in order to expand market awareness and focus its staff on selling its products on  a subscription basis, and, (2) an increase in sales related travel costs as a result of meeting with new prospects both domestically and internationally, (3) an increase in costs associated with the Company’s imaging of new marketing materials, brochures, and other sales tools, and (4) commissions paid to sales staff, and (5) conducting sales training.  The Company believes that increasing its depth and breath of its sales and marketing department is essential to its continued success in fiscal 2008.

General and Administrative Expense
General and administrative expenses were $1,204,069 and $964,501 for the six months ended December 31, 2007 and 2006, respectively a 25% increase in the six months ended December 31, 2007 compared to the six months ended December 31, 2006.   This $239,568 increase is due to; (1) an increase in associated legal fees and expert testimony costs incurred as a result of the Company’s ongoing patent lawsuits.  In 2006, the Company identified several of its patents that it believes have been violated.  Management has and will continue to vigorously defend and take action to protect both current and future patents on its software development. (2) an increase in stock issued for services, and (3) an increase in health care costs and other benefits.

Depreciation and Amortization Expense
Depreciation and Amortization expenses were $234,543 and $132,539 for the six months ended December 31, 2007 and 2006, respectively, an increase of 77% for the six months ended December 31, 2007 compared to the six months ended December 31, 2006.  This increase of $102,004 is attributable to the following; (1) an increase in depreciation expenses related to property plant and equipment acquisitions and (2) an increase in capitalized software amortization due to the completion of significant enhancements and one new product release.  These increases were partially offset by a decrease in debt discounts that were fully amortized in prior years.

Other Income and Expense
The Company sold one of its patents for $200,000 during the six months ended December 31, 2007. The patent was internally generated for use and in accordance with U.S. Generally Accepted Accounting Principles (GAAP), the Company has recorded a gain on the sale of this patent. The Company will continue to monetize the intellectual property portfolio that it has developed and from time to time it may otherwise sell, license, or collect royalties from interested parties who may wish to utilize this uniquely patented technology.  Interest income was $37,054 for the six months ended December 31, 2007 compared to interest expense of $28,526 for the same period in 2006.  This $65,580 change in interest income (expense) during the six months ended December 31, 2007 compared to the six months ended December 31, 2006 is the result of interest income earnings generated from the Company’s excess cash balances associated with its preferred stock issuance in June 2007.

Preferred Dividends
Dividends on preferred stock were $157,126 for the six months ended December 31, 2007 compared to zero dividends in the same period in 2006. The preferred dividends are the result of the issuance of 584,000 shares of the Company’s Series A Convertible Preferred Stock that occurred in June 2007. Holders of the preferred stock are entitled to a 5.00% annual dividend payable quarterly in either cash or preferred stock at the option of the Company

Liquidity and Capital Resources

Cash Flows from Operations
Net cash used in operations for the six months ended December 31, 2007, was $1,702,720 compared to $1,520,045 for the same period in 2006.  At June 30, 2007, the Company had accrued  $272,600 in legal and professional fees associate with its ongoing patent defense, compensation expense, accounting fees, and fees associated with the filing of its registration statement that were paid in fiscal 2008.

Cash Flows from Investing
Net cash used in investing activities was $190,616 and $520,639 during the six months ended December 31, 2007 and 2006, respectively.  The comparative decrease in cash used in investing was primarily due the reduction of software development costs capitalized under FAS 86, and the sale of a patent.  This was partially offset by the procurement of property plant and equipment associated with the Company’s expansion of its database system and new computer equipment.

Cash Flows from Financing
Net cash provided by financing activities for the six months ended December 31, 2007 was $45,120 compared to cash used of $53,382 for the same period in 2006.  The change in net cash provided by financing activities is attributable to the receipt of stock subscriptions outstanding at June 30, 2007 that were received subsequently and as a result of the Company’s stock placement that was completed in June 2007.

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents, and restricted cash on hand was $3,365,208 at December 31, 2007, a decrease of $1,848,216 over the $5,213,424 on hand at June 30, 2007.  This comparative decrease from June 30, 2007 to December 31, 2007 is the result of cash utilized to procure capital equipment, recruit and hire additional sales and R&D personnel,  and to fund general needs of its day to day operations.

Current Assets
Current assets at December 31, 2007 totaled $4,102,839, a 35% decrease from current assets on hand of $6,350,648 at June 30, 2007.   The $2,247,809 decrease in current assets is due in part to; (1) cash used by the Company in order to fund operations, purchase equipment, recruit and hire additional personnel and (2) a $464,640 sales transaction that occurred on or about June 30, 2007 that was not invoiced to the customer until July of 2007. The reduction in unbilled receivables reflects the billing and collection of payment on the transaction that was received in August 2007.

Current Liabilities
Current liabilities as of December 31, 2007 and June 30, 2007 were $3,087,772 and $3,177,296 respectively.  This 3% decrease in current liabilities is due to the following: (1) a $448,197 decrease in deferred revenue as a result of calendar maintenance contracts, and (2) an increase in accounts payable, and, (3) an increase in accrued liabilities.

Working Capital
At December 31, 2007, the Company had a working capital surplus of $1,015,067, as compared to a working capital surplus of $3,173,352 at June 30, 2007.  This 68% decrease in working capital is due to: (1) the increase in costs associated with adding eight new employees and contractors including one-time recruitment fees, (2) increase in capital equipment spending, and (3) cash paid for legal, accounting, and other fees associated with regulatory compliance and patent defense.

Liquidity and Capital Resources General
Historically, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from the CEO and majority shareholder, and private placements of equity securities.  Since 2006, the Company has converted all loans and notes payable from its officers and directors to stock.  In July 2007, due to its increase in financial position, the Company was able to eliminate Riverview Financial Corp as its guarantor and maintains its own collateralization of the note payable for $1.940 million. The maturity date for the note payable is March 31, 2008. The Company believes that anticipated revenue growth in combination with strategic cost control will allow the Company to meet its minimum operating cash requirements for the next twelve months.

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

Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize the impact of a tax position in the financial statements, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, on July 1, 2007.  The Company did not record any amounts as a result of the implementation of FIN 48.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations", and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51".  SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 141R and SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is not permitted.  The Company does not expect the adoption of these new standards to have an impact on its financial statements.

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

Revenue Recognition.
The Company derives revenues from four primary sources, software licenses, maintenance and support services, professional services and software subscription.  New software licenses include the sale of software runtime license fees associated with deployment of the Company’s software products.  Software license maintenance updates and product support are typically annual contracts with customers that are paid in advance or specified as terms in the contract. Maintenance provides the customer access to software service releases, bug fixes, patches and technical support personnel.  Professional service sales are derived from the sale of services to design, develop and implement custom software applications. Subscription sales are derived from the sale of the Company’s products on a subscription basis.  Supply Chain Profit Link, is a category management product that is sold on a subscription basis. The Company intends to offer all of its software solutions on a subscription basis in fiscal 2008.

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

4.
License fees revenue from the sale of software licenses is recognized upon delivery of the software unless specific delivery terms provide otherwise.  If not recognized upon delivery, revenue is recognized upon meeting specified conditions, such as, meeting customer acceptance criteria.  In no event is revenue recognized if significant Company obligations remain outstanding.  Customer payments are typically received in part upon signing of license agreements, with the remaining payments received in installments pursuant to the terms and conditions of the agreement.  Until revenue recognition requirements are met, the cash payments received are treated as deferred revenue.

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

Capitalization of Software Development Costs
The Company accounts for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, "Accounting for Research and Development Costs", and SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached shortly after a working prototype is complete and meets or exceeds design specifications including functions, features, and technical performance requirements.  Costs incurred after technological feasibility is established have been and will continue to be capitalized until such time as when the product or enhancement is available for general release to customers.

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

(Balance of Page Intentionally Left Blank)

Item 3 – Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: February 14, 2008	PARK CITY GROUP, INC

By /s/ Randall K. Fields Randall K. Fields Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: February 14, 2008	By /s/ John R. Merrill John R. Merrill Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

(Balance of the page intentionally left blank)