Form 10QSB
period 2008-03-31
PARK CITY GROUP INC
filed 2008-05-14
CIK 50471

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 14, 2008

Common Stock, $.01 par value	9,217,539

PARK CITY GROUP, INC.

(Balance of the page intentionally left blank)

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets

Assets	March 31, 2008 (unaudited)	June 30, 2007

Current Assets:
Cash and cash equivalents	$1,038,608	$3,273,424
Restricted cash	1,940,000	1,940,000
Receivables, net of allowance of $68,000 and $26,958 at March 31, 2008 and June 30, 2007, respectively	487,709	480,332
Unbilled receivables	1,106,362	556,170
Prepaid expenses and other current assets	97,004	100,722

Total current assets	4,669,683	6,350,648

Property and equipment, net	529,344	481,533

Other assets:
Deposits and other assets	47,667	27,738
Capitalized software costs, net	753,002	914,967

Total other assets	800,669	942,705

Total assets	$5,999,696	$7,774,886

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$446,898	$388,212
Accrued liabilities	430,780	272,600
Deferred revenue	381,040	505,299
Current portion of capital lease obligations	145,275	71,185
Line of Credit	200,000	-
Note payable	1,940,000	1,940,000

Total current liabilities	3,543,993	3,177,296

Long-term liabilities
Capital lease obligations, less current portion	233,231	225,414

Total liabilities	3,777,224	3,402,710

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized, 595,283 and 584,000 shares of Series A Convertible Preferred issued and outstanding at March 31, 2008 and June 30, 2007, respectively	5,953	5,840
Common stock, $0.01 par value, 50,000,000 shares authorized; 9,217,539 and 8,997,703 issued and outstanding at March 31, 2007 and June 30, 2007, respectively	92,175	89,977
Additional paid-in capital	26,370,268	26,166,128
Subscriptions receivable	-	(106,374)
Accumulated deficit	(24,245,924)	(21,783,395)

Total stockholders' equity	2,222,472	4,372,176

Total liabilities and stockholders' equity	$5,999,696	$7,774,886

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (Unaudited)
For the Three and Nine Months Ended March 31, 2008 and 2007

	Three Months ended March 31,		Nine Months ended March 31,
	2008	2007	2008	2007

Revenues:
Subscriptions	$36,750	$26,251	$156,694	$70,834
Maintenance	378,470	321,200	1,138,978	1,166,516
Professional services and other	26,366	104,120	231,606	335,503
Software licenses	707,935	46,578	971,004	71,878

Total revenues	1,149,521	498,149	2,498,282	1,644,731

Operating expenses:
Cost of services and product support	618,380	463,285	1,779,530	1,183,374
Sales and marketing	467,284	408,528	1,469,130	1,079,461
General and administrative	522,312	495,722	1,726,381	1,460,223
Depreciation and amortization	135,448	72,011	369,991	204,550

Total operating expenses	1,743,424	1,439,546	5,345,032	3,927,608

Loss from operations	(593,903)	(941,397)	(2,846,750)	(2,282,877)

Other income (expense):
Income from patent activities	400,000	-	600,000	-
Gain on derivative liability	-	-	-	88,785
Gain on recovery of bad debt	-	52,344	-	52,344
Gain on marketable securities	-	11,814	-	11,814
Loss on disposal of assets	(295)	-	(295)	-
Interest income (expense)	2,876	(34,934)	39,930	(63,460)

Loss before income taxes	(191,322)	(912,173)	(2,207,115)	(2,193,394)

(Provision) benefit for income taxes	-	-	-	-

Net loss	(191,322)	(912,173)	(2,207,115)	(2,193,394)

Dividends on preferred stock	(98,288)	-	(255,414)	-

Net loss applicable to common shareholders	$(289,610)	$(912,173)	$(2,462,529)	$(2,193,394)

Weighted average shares, basic and diluted	9,209,000	8,934,000	9,128,000	8,932,000
Basic and diluted loss per share	$(0.03)	$(0.10)	$(0.27)	$(0.25)

See accompanying notes to consolidated condensed financial statements.

(Balance of page intentionally left blank)

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended March 31,

	2008	2007

Cash flows from operating activities:
Net loss	$(2,207,115)	$(2,193,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	369,991	168,624
Gain from derivative liability	-	(88,785)
Income from sale of patent	(600,000)	-
Amortization of discounts on debt	-	44,052
Bad debt expense	41,042	(32,847)
Stock issued for services and expenses	75,176	41,099
Unrealized gain on marketable securities	-	(11,814)
Loss on disposal of assets	295	(52,344)
(Increase) decrease in:
Trade Receivables	(48,419)	(254,541)
Unbilled receivables	(550,192)	47,605
Prepaids and other assets	(16,211)	(75,888)
(Decrease) increase in:
Accounts payable	58,686	139,906
Accrued liabilities	58,166	169,607
Deferred revenue	(124,259)	(189,182)

Net cash used in operating activities	(2,942,840)	(2,287,902)

Cash Flows From Investing Activities:
Proceeds from sale of patent	600,000	-
Purchase of property and equipment	(25,745)	(125,127)
Capitalization of software costs	(76,001)	(352,369)

Net cash provided by (used in) investing activities	498,254	(477,496)

Cash Flows From Financing Activities:
Net increase in lines of credit	200,000	100,000
Offering costs associated with issuance of stock	(24,125)	(51,051)
Receipt of subscription receivable	106,374	-
Payments on notes payable and capital leases	(72,479)	(17,015)

Net cash provided by financing activities	209,770	31,934

Net decrease in cash	(2,234,816)	(2,733,464)

Cash and cash equivalents at beginning of period	3,273,424	3,517,060

Cash and cash equivalents at end of period	$1,038,608	$783,596

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$127,092	$147,288

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends accrued on preferred stock	$99,345	$-
Dividends paid with preferred stock	$155,400	$-

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2008

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10−KSB, are adequate to make the information presented not misleading. Operating results for the three and nine months ended March 31, 2008 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2008.

Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.”  SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS No. 141R and SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is not permitted.  The Company does not expect the adoption of these new standards to have an impact on its financial statements.

In June 2007, the EITF reached a consensus on EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” ("EITF 07-03"). EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier adoption is not permitted. The effect of applying the consensus will be prospective for new contracts entered into on or after that date. We are evaluating the implications of this standard.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. generally accepted accounting principles. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS No. 157 will have on the Company's financial position, results of operations and liquidity and its related disclosures.

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

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.  The Company’s critical accounting policies and estimates include, among others, valuation allowances against deferred income tax assets, revenue recognition, stock-based compensation, capitalization of software development costs and impairment and useful lives of long-lived assets.

Net Loss Per Common Share
Basic net loss per common share ("Basic EPS") excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue shares of common stock were exercised or converted into common stock.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income (loss) per common share.

For the three and nine months ended March 31, 2008 and 2007 options and warrants to purchase 1,017,963 and 948,813 shares of common stock, respectively, were not included in the computation of diluted EPS due to the dilutive effect.  For three and nine months ended March 31, 2008, 1,982,292 shares of common stock issuable upon conversion of the Company’s Series A Convertible Preferred stock were not included in the diluted EPS calculation due to their dilutive effect.

NOTE 3 – LIQUIDITY

As shown in the consolidated condensed financial statements, the Company had losses applicable to common shareholders of $2,462,529 and $2,193,394 for the nine months ending March 31, 2008 and 2007, respectively.  The comparative difference is due to an increase in personnel and related headcount costs, an increase in software costs expensed instead of capitalized in accordance with FAS 86, and an increase in legal and regulatory fees associated with patent defense and compliance.  Current assets were in excess of current liabilities at March 31, 2008, providing the Company working capital of $1,125,690.  The Company had negative cash flow from operations during the nine months ended March 31, 2008 in the amount of $2,942,840.

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

•	Agreement with Vice President, dated effective December 28, 2005 is payable in 3,571 share increments for a total of 14,284 shares, 7,142 shares have been issued under this agreement.
•	Agreement with Director of Marketing, dated effective January 1, 2006 is payable in 3,571 share increments for a total of 14,284 shares, 7,142 shares have been issued under this agreement.

NOTE 5 – OUTSTANDING STOCK OPTIONS

The following tables summarize information about fixed stock options and warrants outstanding and exercisable at March 31, 2008:

	Options and Warrants Outstanding at March 31, 2008			Options and Warrants Exercisable at March 31, 2008
Range of exercise prices	Number Outstanding at March 31, 2008	Weighted average remaining contractual life (years)	Weighted average exercise price	Number Exercisable at March 31, 2008	Weighted average exercise price

$1.50 - $2.76	95,770	2.95	$2.54	95,770	$2.54
$3.50 - $4.00	922,193	3.15	3.71	922,193	3.71

	1,017,963	3.13	$3.60	1,017,963	$3.60

NOTE 6 – RELATED PARTY TRANSACTIONS

In March 2006, the Company obtained a note payable from a bank in the amount of $1,940,000.  Riverview Financial Corporation (Riverview), a wholly owned affiliate of the Company’s CEO, guaranteed this note payable from inception through June 2007 and received a fee of 3% per annum of the outstanding balance of the note payable paid monthly as consideration for the guarantee.  In June 2007, using a portion of the proceeds from the sale of its Series A Convertible Preferred Stock, the Company collateralized the note payable from its bank and eliminated its guarantor Riverview. The $1.94 million of collateral is reflected on the balance sheet as restricted cash.  In March 2008 the note was extended.  The extended maturity date for the note payable is June 30, 2008.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following as of:

	March 31, 2008 (Unaudited)	June 30, 2007
Computer equipment	$569,661	$429,929
Furniture and equipment	307,278	358,358
Leasehold improvements	135,968	126,063
	1,012,907	914,350
Less accumulated depreciation and amortization	(483,563)	(432,817)
	$529,344	$481,533

NOTE 8 – CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following as of:

	March 31, 2008 (Unaudited)	June 30, 2007
Capitalized software costs	$2,174,305	$2,096,627
Less accumulated amortization	(1,421,303)	(1,181,660)
	$753,002	$914,967

NOTE 9 – ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:

	March 31, 2008 (Unaudited)	June 30, 2007
Accrued compensation	$155,136	$155,610
Preferred dividends payable	99,345	-
Accrued stock compensation	50,877	-
Other accrued liabilities	45,422	43,598
Accrued legal fees	70,000	45,274
Third-party license/support fees	-	28,118
Accrued board compensation	10,000	-
	$430,780	$272,600

NOTE 10 – INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2000.

The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for 2004 in July 2007 that is anticipated to be completed by the end of May 2008.  As of March 31, 2008, the IRS has not proposed any adjustments to the Company’s tax positions.  However, the IRS may propose adjustments to the Company’s tax positions.  If adjustments are proposed, management will evaluate those proposed adjustments to determine if it agrees.  The Company does not anticipate any adjustments would result in a material change to its financial position, given the amount of its net operating loss carryforward.

The Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, on July 1, 2007.  The Company did not record any amounts as a result of the implementation of FIN 48.

Included in the balance at March 31, 2008 are nominal amounts of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the three and nine months ended March 31, 2008 and 2007, the Company did not recognize any interest or penalties.  The Company does not have any interest and penalties accrued at March 31, 2008, and June 30, 2007.

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

Because the product concepts originated in the environment of actual multi-unit retail chain ownership, the products are strongly oriented to an operation’s bottom line results.  The products use a contemporary technology platform that is capable of supporting existing product lines and can also be expanded to support related products.  The Company continues to transition its software business from a licensed based approach to its new subscription based model through its targeted Supply Chain Profit Link (“SCPL”) strategy. The subscription based SCPL tool and analytics group focuses on leveraging multi-store retail chains, C-Store Chains, and their respective suppliers in order to reduce shrink, labor costs, and increase profitability.

We have experienced recent significant developments that we expect to have a positive impact on the company, although there is no assurance that the expected positive impact will take place.  Recent developments that occurred as of and during the nine months ended, March 31, 2008 included the following:

•	The Company expanded its Supply Chain Profit Link trials and engagements with both retailers and suppliers.
•	The Company currently has 5 active software implementations in process as of March 31, 2008.
•	The Company is in the expansion phase of a global deployment of Fresh Market Manager for one of its existing customers to be deployed in its bakeries worldwide.

Results of Operations For The Three Months Ended March 31, 2008 and 2007

Total Revenues
Total revenues were $1,149,521 and $498,149 for the three months ended March 31, 2008 and 2007, respectively, a 131% increase.  This $651,372 increase in total revenues is the result of (1) a $661,357 increase in license revenues, and, (2) a $77,754 decrease in professional services and other revenues, and, (3) a $10,499 increase in subscriptions revenue, and (4) a $57,270 increase in maintenance revenue. Management believes that as they continue to focus the company’s resources on marketing its suite of software products and services on a subscription basis, there may be periodic impacts to the company’s sales of software on a license basis.

Subscription Revenue
Subscription revenues were $36,750 and $26,251, for the three months ended March 31, 2008 and 2007 respectively; an increase of 40% in the three months ended, March 31, 2008 compared to the three months ended, March 31, 2007.  This $10,499, increase was the result of the Company’s progression of converting its trial customers to paid engagement in its SCPL service application. The Company continues to focus its internal resources to increase the number of retailers, suppliers and manufacturers using the SCPL tool in both perishable and non-perishable categories.  In early fiscal 2007, the Company began marketing its products on a subscription basis in order to reduce the Company’s overall reliance on one-time non-recurring license fees.

Maintenance Revenue
Maintenance revenues were $378,470 and $321,200 for the three months ended March 31, 2008 and 2007, respectively, a increase of 18% in the three months ended, March 31, 2008 compared to the three months ended, March 31, 2007.  The $57,270 increase is due to new customer maintenance agreements and organic growth of existing customers as additional stores are added by our customers.

Professional Services and Other Revenue
Professional Services and other revenue were $26,366 and $104,120 for the three months ended March 31, 2008 and 2007, respectively, a decrease of 75%.  This $77,754 decrease is due to the completion of certain phases of projects to existing customers. Management believes that periodic fluctuations in services revenue may result as certain phases of implementations, enhancement requests, and other analytics services are provided to its customers over the course of the engagement. Further fluctuations may occur as well as the Company’s development resources are utilized to deploy its (SCPL) service on a subscription basis.

License Revenue
Software license revenues were $707,935 for the three months ended March 31, 2008 as compared to $46,578 in the three months ended March 31, 2007. This $661,357 increase in license sales is attributable to the sale of licenses to (2) two customer’s for use of the Company’s patented technology. One customer entered into a License Agreement as a result of the resolution of a lawsuit.

Cost of Services and Product Support
Cost of services and product support were $618,380 and $463,285 for the three months ended March 31, 2008 and 2007 respectively, a 33% increase in the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  This $155,095 comparative increase is due to: (1) the costs that qualified under FAS 86 to be capitalized as significant enhancements that occurred in Fiscal 2007 that were recognized as expense in 2008. The Company has completed development of one significant enhancement to its FMM suite of software products that was released for sale in fiscal 2008.  In addition to the lower capitalized software costs, (2) the Company expanded its development and business analytics workforce both domestically and in India as a result of demand for its products and services.  The Company has increased its Services and Support headcount by 9 personnel since June 30, 2007 including full-time employees and offshore contractors. (3) As a result of this increase in headcount, the Company has experienced a growth in both direct personnel costs including travel and training costs for its new employees. (4) The Company has utilized several consulting firms to continue to improve its database architecture and to gain efficiencies in processing speeds for its products and customers.

Sales and Marketing Expense
Sales and marketing expenses were $467,284 and $408,528 for the three months ended March 31, 2008 and 2007, respectively.  This $58,756 increase in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is attributable to: (1) the Company adding additional sales personnel in order to elevate market awareness of its products and services, and (2) an increase in sales related travel costs as a result of cultivating new prospects and customers both domestically and internationally, and  (3)  an increase in sales training for its sales force and conducting market research, and (4) an increase in the Company’s presence at retail and convenience store trade shows.

General and Administrative Expense
General and administrative expenses were $522,312 and $495,722 for the three months ended March 31, 2008 and 2007, respectively a 5% increase in the three months ended March 31, 2008 compared to the three months ended March 31, 2007.   This $26,590 increase is due to the following: (1) an increase in associated legal fees and expert testimony costs incurred as a result of the Company’s patent lawsuits, and, (2) an increase in stock compensation expense under FAS 123R, and, (3) an increase in health care and other benefit costs and, (4) consulting costs associated with preparing Management’s assessment of internal controls as required by the 2002 Sarbanes Oxley Act, which will be required to be completed on June 30, 2008 absent any further amendment or extension.

Depreciation and Amortization Expense
Depreciation and Amortization expenses were $135,448 and $72,011 for the three months ended March 31, 2008 and 2007, respectively, an increase of 88% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  This increase of $63,437 is attributable to the following; (1) an increase in depreciation expenses related to property plant and equipment acquisitions and (2) an increase in capitalized software amortization due to the completion of significant enhancements and one new product release.  These increases were partially offset by a decrease in debt discount amortization, which debt discount became fully amortized in prior years.

Other Income and Expense
Income from patent activities was $400,000 for the three months ended March 31, 2008 compared to income from patent activities of zero for the three months ended March 31, 2007. The Company monetizes the intellectual property portfolio that it has developed and from time to time it may otherwise sell, license, or collect royalties from interested parties who may wish to utilize this uniquely patented technology. Net interest income was $2,876 for the three months ended March 31, 2008 compared to net interest expense of $34,934 for the three months ended March 31, 2007.  This $37,810 change compared to the prior year net interest income (expense) in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is the result of interest income earnings generated from the Company’s cash balances as a result of its issuance of 584,000 shares of its Series A Convertible Preferred Stock in June 2007.

Preferred Dividends
Dividends accrued on preferred stock was $98,288 for the three months ended March 31, 2008 compared to zero dividends accrued in the same period in 2007. The preferred dividends are the result of the issuance of 584,000 shares of the Company’s Series A Convertible Preferred Stock that occurred in June 2007. Holders of the preferred stock are entitled to a 5.00% annual dividend payable quarterly in either cash or preferred stock at the option of the Company, and fractional shares are paid in cash.

Results of Operations For The Nine Months Ended March 31, 2008 and 2007

Total Revenues
Total revenues were $2,498,282 and $1,644,731 for the nine months ended March 31, 2008 and 2007, respectively, a 52% increase.  This $853,551 increase in total revenues is primarily a result of (1) an increase of $85,860 of subscription revenues (2) a $899,126 increase in license revenue (3) a $27,538 decrease in maintenance revenue, and (4) a $103,897 decrease in professional services revenue for the same period.

Subscription Revenue
Subscription revenues were $156,694 and $70,834, respectively for the nine months ended March 31, 2008 and 2007; an increase of 121% for the nine months ended, March 31, 2008 compared to the nine months ended, March 31, 2007.  This $85,860 increase was the result of the Company’s conversion of certain customers from a trial basis to a paid engagement. The Company continues to focus its resources to increase the number of retailers, suppliers and manufacturers using the SCPL tool in both perishable and non-perishable categories.  In early 2007, the Company began selling its products on a subscription basis in order to reduce the Company’s overall reliance on one-time non-recurring license fees.

Maintenance Revenue
Maintenance revenues were $1,138,978 and $1,166,516 for the nine months ended March 31, 2008 and 2007, respectively, a decrease of 2% for the nine months ended, March 31, 2008 compared to the nine months ended, March 31, 2007.  The $27,538 decrease is due to the expiration of two (2) customer maintenance agreements that were not renewed.  The Company believes that as a result of the proven reliability of the software, some of its customers may choose not to renew annual maintenance support or to reduce the support it requires.

Professional Services and Other Revenue
Professional services and other revenue were $231,606 and $335,503 for the nine months ended March 31, 2008 and 2007, respectively, a 31% decrease.  This $103,897 decrease for the nine months ended March 31, 2008 compared to the nine months ended, March 31, 2007 is due to: (1) the completion of major implementation phases to one of its existing international customers in August 2007, and, (2) continued focus of its information technology personnel to expand its SCPL application and analytics service. Management believes that periodic fluctuations in services revenue may occur as certain phases of implementations, enhancement requests, and other analytics services are completed. Further fluctuations may occur as the Company’s development resources are utilized to deploy its SCPL service on a subscription basis and may not materialize at the same level as a license sale and implementation.

License Revenue
Software license revenues were $971,004 for the nine months ended March 31, 2008 as compared to $71,878 for the nine months ended March 31, 2007. This increase in license sales is attributable to the sale of additional licenses to one new customer and organic growth of three existing customer who purchased additional software licenses as a result of opening additional locations, expanding service requirements, or adding new stores.  One customer’s license purchase was the result of a resolution of a lawsuit

Cost of Services and Product Support
Cost of services and product support were $1,779,530 and $1,183,374 for the nine months ended March 31, 2008 and 2007 respectively, a 50% increase.  This $596,156 comparative increase is due to: (1) the increase of costs expensed instead of being capitalized under FAS 86 as significant enhancements that occurred in Fiscal 2007. The Company completed development of one significant enhancement to its FMM suite of software products that was released for sale, also,  (2) the Company has expanded its local and India contractor workforce and, (3) the Company also experienced higher travel costs as a result of providing training and continuing education to both its local workforce and those located in India, and, (4) the Company has retained outside consultants to improve its ability to process large quantities of data as a result of its SCPL application and service offerings.

Sales and Marketing Expense
Sales and marketing expenses were $1,469,130 and $1,079,461 for the nine months ended March 31, 2008 and 2007, respectively.  This $389,669 increase in the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007 is attributable to: (1) the Company has added additional sales personnel in FY 2008 in order to expand market awareness and focus its staff on selling its products on  a subscription basis, (2) an increase in sales related travel costs as a result of meeting with new prospects both domestically and internationally, (3) an increase in costs associated with the Company’s imaging of new marketing materials, brochures, and other sales tools, and (4) additional compensation paid to sales staff, and (5) conducting sales training.  The Company believes that increasing its depth and breath of its sales and marketing department is essential to its continued operations in fiscal 2008.

General and Administrative Expense
General and administrative expenses were $1,726,381 and $1,460,223 for the nine months ended March 31, 2008 and 2007, respectively, an 18% increase in the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007.   This $266,158 increase is due to; (1) an increase in associated legal fees and expert testimony costs incurred as a result of the Company’s ongoing patent lawsuits, (2) an increase in stock issued for services, (3) an increase in health care costs and other benefits and, (4) consulting costs associated with preparing Management’s assessment of internal controls as required by the 2002 Sarbanes Oxley Act, which will be required to be completed on June 30, 2008 absent any further amendment or extension.

Depreciation and Amortization Expense
Depreciation and Amortization expenses were $369,991 and $204,550 for the nine months ended March 31, 2008 and 2007, respectively, an increase of 81% for the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007.  This increase of $165,441 is attributable to the following; (1) an increase in depreciation expenses related to property plant and equipment acquisitions and (2) an increase in capitalized software amortization due to the completion of significant enhancements and one new product release.  These increases were partially offset by a decrease in debt discount amortization, which debt discount became fully amortized in prior years.

Other Income and Expense
The Company sold two of its patents for $600,000 during the nine months ended March 31, 2008. The patents were internally generated for use and in accordance with U.S. Generally Accepted Accounting Principles (GAAP), the Company has recorded income from patent activities on the sale of these patents. The Company will continue to monetize the intellectual property portfolio that it has developed and from time to time it may otherwise sell, license, or collect royalties from interested parties who may wish to utilize this uniquely patented technology.  Net interest income was $39,930 for the nine months ended March 31, 2008 compared to net interest expense of $63,460 for the same period in 2007.  This $103,390 change in net interest income (expense) during the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007 is the result of interest income earnings generated from the Company’s cash balances associated with its preferred stock issuance in June 2007.

Preferred Dividends
Dividends accrued on preferred stock and dividends paid with preferred stock totaled $255,414 for the nine months ended March 31, 2008 compared to zero dividends in the same period in 2007. The preferred dividends are the result of the issuance of 584,000 shares of the Company’s Series A Convertible Preferred Stock in June 2007. Holders of the preferred stock are entitled to a 5.00% annual dividend payable quarterly in either cash or preferred stock at the option of the Company.

Liquidity and Capital Resources

Net Cash Used in Operating Activities
Net cash used in operations for the nine months ended March 31, 2008, was $2,942,840 compared to $2,287,902 for the same period in 2007.  The increase in cash flows used in operations was the result of (1) additional headcount in sales and development, (2) an increase in sales travel, personnel training, commissions and other direct employee costs, (3) an increase in legal fees associated with intellectual property defense, (4) other legal and professional fees associated filing the Company’s registration statement, and (5) an increase in recruitment fees.

Net Cash Flows from Investing Activities
Net cash provided by investing activities for the nine months ended March 31, 2008 was $498,254 compared to net cash used in investing activities of $477,496 during the nine months ended March 31, 2007.  The comparative increase in cash provided by investing activities was primarily due to (1) an increase in patent sales, (2) a decrease in capital expenditures, and (3) a reduction of software development costs capitalized under FAS 86.

Net Cash Flows from Financing Activities
Net cash provided by financing activities was $209,770 and $31,934 for the nine months ended March 31, 2008 and 2007 respectively. The change in net cash provided by financing activities is attributable to an increase of a line of credit and receipt of stock subscriptions.

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents, and restricted cash was $2,978,608 at March 31, 2008, a decrease of $2,234,816 over the $5,213,424 of cash, cash equivalents and restricted cash June 30, 2007.  This comparative decrease from June 30, 2007 to March 31, 2008 is the result of cash utilized to procure capital equipment, recruit and hire additional sales, services, and product support personnel, and to fund general needs of the Company’s operations.

Current Assets
Current assets at March 31, 2008 totaled $4,669,683, a 26% decrease from current assets on hand of $6,350,648 at June 30, 2007.   The $1,680,965 decrease in current assets is due in part to; (1) cash used by the Company in order to fund operations, purchase equipment, recruit and hire additional personnel and (2) an increase in unbilled receivables.

Current Liabilities
Current liabilities as of March 31, 2008 and June 30, 2007 were $3,543,993 and $3,177,296 respectively.  This 12% decrease in current liabilities is due to the following: (1) a decrease in deferred revenue as a result of calendar maintenance contracts, and (2) an increase in accounts payable, and, (3) an increase in accrued liabilities.

Working Capital
At March 31, 2008, the Company had working capital of $1,125,690, as compared to working capital of $3,173,352 at June 30, 2007.  This 65% decrease in working capital is due to: (1) the increase in costs associated with adding new employees and contractors including one-time recruitment fees, (2) increase in capital equipment spending, and (3) cash used in operations including; legal, accounting, and other fees associated with regulatory compliance and patent defense.

Liquidity and Capital Resources General
Historically, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from the CEO and majority shareholder, and private placements of equity securities.  Since 2006, the Company has converted all loans and notes payable from its officers and directors to stock.  In July 2007, the sale of 584,000 shares of Series A Convertible Preferred Stock, the Company was able to eliminate Riverview Financial Corp as its guarantor and maintains its own collateralization of the note payable for $1.940 million. The maturity date for the note payable was extended in March 2008 to June 30, 2008. The Company believes that anticipated revenue growth in combination with strategic cost control will allow the Company to meet its minimum operating cash requirements for the next twelve months.

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

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operation, liquidity or capital expenditures.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements,” an amendment of Accounting Research Bulletin No. 51.  SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS 141R and SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is not permitted.  The Company does not expect the adoption of these new standards to have an impact on its financial statements.

In June 2007, the EITF reached a consensus on EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” ("EITF 07-03"). EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier adoption is not permitted. The effect of applying the consensus will be prospective for new contracts entered into on or after that date. We are evaluating the implications of this standard.

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

Critical Accounting Policies

Critical accounting policies are those that Management believes are most important to the portrayal of our financial condition and results of operations and also require our most difficult, subjective or complex judgments.  Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions.

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

Revenue Recognition.
The Company derives revenues from four primary sources, software licenses, maintenance and support services, professional services and software subscription.  New software licenses include the sale of software runtime license fees associated with deployment of the Company’s software products.  Software license maintenance updates and product support are typically annual contracts with customers that are paid in advance or specified as terms in the contract. Maintenance provides the customer access to software service releases, bug fixes, patches and technical support personnel.  Professional service revenues are derived from the sale of services to design, develop and implement custom software applications. Subscription revenues are derived from the sale of the Company’s products on a subscription basis.  Supply Chain Profit Link, is a category management product that is sold on a subscription basis. The Company intends to offer all of its software solutions on a subscription basis in fiscal 2008.

1.
Subscription revenues are recognized ratably over the contractual term, for one or more years.  These fees are generally collected in advance of the services being performed and the revenue is recognized ratably over the respective months, as services are provided.

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

Capitalization of Software Development Costs
The Company accounts for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs, and SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached shortly after a working prototype is complete or meets or exceeds design specifications including functions, features, and technical performance requirements.  Costs incurred after technological feasibility is established are capitalized until such time as when the product or enhancement is available for general release to customers.

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

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2008. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(Balance of Page Intentionally Left Blank)

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings
In March 2008, the Company settled its lawsuit with Workbrain, Inc. Workbrain, Inc. entered into a License Agreement to use Park City Group, Inc’s patented software.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
In January 2008, the Company issued 7,341 shares of preferred stock in lieu of cash dividends to its preferred shareholders in accordance with provisions of the issuance of 584,000 shares of its Series A Convertible Preferred stock that occurred in June 2007.

In February 2008, the Company issued 3,919 shares of common stock to board members in lieu of cash compensation of $12,500.

In February 2008, the Company issued 7,142 shares of common stock to employees and management in accordance with certain employment agreements.  At issuance these shares had a market value of $22,676.

Such shares of stock were not registered and were issued in reliance on Section 4(2) of the Securities and Exchange Act of 1933, as amended.

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

Date: May 14, 2008	PARK CITY GROUP, INC

By /s/ Randall K. Fields Randall K. Fields, Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: May 14,2008	By /s/ John R. Merrill John R. Merrill Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

(Balance of the page intentionally left blank)