Form 10KSB
period 2008-06-30
PARK CITY GROUP INC
filed 2008-09-29
CIK 50471

U.  S.  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

Annual Report Under
Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended
June 30, 2008

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

Outstanding as of September 26, 2008
9,282,373 Shares

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

The issuer’s revenues for the year ended June 30, 2008 were $3,344,973.

The aggregate market value of the stock held by non-affiliates of the registrant is approximately $13,569,901, calculated using a price of $2.75 per share on September 26, 2008.

TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-KSB
YEAR ENDED JUNE 30, 2008

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

Background Information

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

On August 7, 2002, Fields Technologies, Inc., (OTCBB:FLDT) changed its name from Fields Technologies, Inc., to Park City Group, Inc., and reincorporated in Nevada.  Therefore, both the parent-holding company (Nevada) and its operating subsidiary (Delaware) are named Park City Group, Inc.  Park City Group, Inc. (Nevada) has no other business operations other than in connection with its subsidiary. In this Annual Report Form 10KSB when the terms “we”, “Company” or “Park City Group” are used, it is referring to the Park City Group, Inc., a Delaware corporation, as well as to Fields Technologies, Inc., the Delaware Corporation, which was reincorporated in Nevada under the name of the Park City Group, Inc.  The stock trades under the symbol (OTC BB: PCYG).

The principal executive offices are located at 3160 Pinebrook Road, Park City, Utah 84098.  The telephone number is (435) 645-2000.  The website address is http://www.parkcitygroup.com.

General

The Company develops and licenses its software applications identified as “Fresh Market Manager”, “Supply Chain Profit Link”, and “ActionManager®” to supermarkets, convenience stores and other retailers. The Company also provides implementation and profit optimization consulting services for its application products.

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

Convenience Store

For convenience stores, recent trends of contracting gasoline sales margins and declining tobacco sales further increases the need for improved cost controls, focus on product mix, and better decision support.  To intensify the focus on these issues, other industry segments such as value retailers and grocery stores have begun cutting into the convenience store stronghold by offering gasoline, a product that once was almost solely offered by convenience store retailers.  In response to declining gasoline sales and profits, the C-Store industry is pushing into Fresh Food as an avenue of increased sales and profitability. Only the most progressive convenience store operations have automated systems to help store managers, leaving the majority of the operators without any technology to ease their administrative and operations burdens.

Supplier

As stated above, supermarkets and convenience stores are increasingly dependent upon perishable departments and optimized inventory for increased profitability. Suppliers are increasingly pressured by retailers to provide economic incentives or assistance.  Park City Group has developed Supply Chain Profit link to enable suppliers to provide that assistance.

Specialty Retail

Specialty retailers are faced with a shrinking labor force and strong competition for qualified managers and staff.  Managers are time-constrained due to increased labor and inventory demands, margins are increasingly tight due to higher labor and lease costs, and customer satisfaction demands are higher than ever before.  Park City Group has developed a range of applications that enable managers in specialty retail to improve their labor scheduling efficiency and reduce their total paperwork and administrative workload.

Products

The Company’s primary products are Fresh Market Manager, Action Manager and Supply Chain Profit Link.  These products are designed to aid the retailer to manage inventory, labor and suppliers.

Fresh Market Manager. Addressing the inventory issues that plague today’s retailers, Fresh Market Manager is a suite of software product applications designed to help manage perishable food departments including bakery, deli, seafood, produce, meat, home meal replacement, dairy, frozen food, and floral. Although the supermarket and convenience store industries have invested substantial sums on Point-of-Sale, scanning systems, etc., those systems are, almost without exception, limited to proving price look-up functions rather than decision support functions.  These industries are a classic representation of “data rich” and “information poor”.  Park City Group is capitalizing on that environment to bring together information from disparate legacy applications and databases to provide an end-to-end integrated merchandising, production planning, demand forecasting and perpetual inventory system to address the industry’s perishable department needs.

Fresh Market Manager helps identify true cost of goods and provides accurate and actionable profitability data on a corporate, regional, store-by-store, and/or item-by-item basis. Fresh Market Manager also produces hour-by-hour forecasts, production plans, perpetual inventory, and places/receives orders. Fresh Market Manager automates the majority of the planning, forecasting, ordering, and administrative functions associated with fresh merchandise or products.

ActionManager®. The second most important cost element typically facing today’s retailers is labor.  ActionManager® addresses labor needs by providing a suite of solutions that forecast labor demand, schedules staff resources, and provides store managers with the necessary tools to keep labor costs under control while improving customer service, satisfaction, and sales.  ActionManager applications provide an automated method for managers to plan, schedule, and administer many of the administrative tasks including new hire paperwork and time and attendance.  In addition to automating most administrative processes, ActionManager provides the local manager with a “dashboard” view of the business.  ActionManager also has extensive reporting capabilities for corporate, field, and store-level management to enable improved decision support.

Supply Chain Profit Link. Supply Chain Profit Link (“SCPL”) allows suppliers an opportunity to work with their retail partners on optimizing profits, while reducing stock outs and minimizing shrink (or waste).  SCPL provides hourly, daily, or weekly store-by-store item-level movement and profitability information to suppliers and retailers to facilitate decision support.  SCPL allows suppliers and retailers opportunities to customize assortment plans, promotions, and pricing strategies on a store-by-store basis.

Services

Business Analytics

Park City Group’s Business Analytics Group offers business consulting services to suppliers and retailers in the grocery, convenience store and specialty retail industries.  The Business Analytics Group mines store-level scan data to develop item-specific recommendations to improve customer satisfaction and profitability.

Sales and Marketing

Through a focused and dedicated sales effort designed to address the requirements of each of its software and service solutions, Park City Group believes its sales force is positioned to understand its customers’ businesses, trends in the marketplace, competitive products and opportunities for new product development. The Company’s deep industry knowledge enables it to take a consultative approach in working with its prospects and customers.  Park City Group’s sales personnel focus on selling its technology solutions to major customers, both domestically and internationally.

To date, Park City Group’s primary marketing objectives have been to increase awareness of Park City Group’s technology solutions and generate sales leads. To this end, Park City Group attends industry trade shows, conducts direct marketing programs, publishes industry trade articles and white papers, participates in interviews, and selectively advertises in industry publications.

Customers

Our customers include some of the most notable names in retailing, including: Supervalu, Pathmark, Tesco-Lotus, Circle K Midwest/Great Lakes, The Home Depot, Wawa, Williams-Sonoma, and others.

Competition

The market for Park City Group’s products and services is very competitive. Park City Group believes the principal competitive factors include product quality, reliability, performance, price, vendor and product reputation, financial stability, features and functions, ease of use, quality of support and degree of integration effort required with other systems.  While our competitors are often considerably larger companies in size with larger sales forces and marketing budgets, we believe that our deep industry knowledge and the breadth and depth of our offerings give us a competitive advantage.  Park City Group’s ability to continually improve its products, processes and services, as well as its ability to develop new products, enables the Company to meet evolving customer requirements. Park City Group competes with companies such as Workbrain, Radient Systems, Kronos, Tomax, Capgemini, Electronic Data Systems, and others.

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

Patents and Proprietary Rights

The Company has been awarded nine U.S. patents, eight U.S. trademarks and 37 U.S. copyrights relating to its software technology that are approved and issued. In addition, the Company has two patents currently pending.  The Company has 14 international patents and patent applications pending.  The patents referred to above are continuously reviewed and renewed as their expiration dates come due. From time to time, the Company may review its portfolio of intellectual property including its patents and either lease or sell it’s intellectual property.

Company policy is to seek patent protection for all developments, inventions and improvements that are patentable and have potential value to the Company and to protect its trade secrets other confidential and proprietary information.  The Company intends to vigorously defend its intellectual property rights to the extent its resources permit.

Future success may depend upon the strength of the Company’s intellectual property.  Although management believes that the scope of  patents/patent applications are sufficiently broad to prevent competitors from introducing devices of similar novelty and design to compete with the Company’s current products and that such patents and patent applications are or will be valid and enforceable, there are no assurances that if such patents are challenged, this belief will prove correct.  The Company has, however, successfully defended one of these patents in three separate instances and as such, has some level of confidence in the Company’s ability to maintain its patents.  In addition, patent applications filed in foreign countries and patents granted in such countries are subject to laws, rules and procedures, which differ from those in the U.S.  Patent protection in such countries may be different from patent protection provided by U.S. laws and may not be as favorable.

The Company is not aware of any patent infringement claims against it; however, there are no assurances that litigation to enforce patents issued to the Company to protect proprietary information, or to defend against the Company’s alleged infringement of the rights of others will not occur.  Should any such litigation occur, the Company may incur significant litigation costs, the Company’s resources may be diverted from other planned activities, and result in a materially adverse effect on the Company’s operations and financial condition.

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

Employees

As of September 3, 2008, the Company had 36 employees, including 11 software developers and programmers, 9 sales, marketing and account management employees, 8 software service and support employees and 8 accounting and administrative employees.  During 2008, the Company contracted with 5 programmers and 2 business analysts in India.  The Company is planning to continue to expand its Indian workforce to support sales and implementations in Asia and to provide additional programming resources.  All of these employees and contractors work for the Company on a full time basis.  The employees are not represented by any labor union.

Item 2.  Description of Properties
The Company’s principal place of business operations is located at 3160 Pinebrook Road, Park City, Utah 84098. The Company leases approximately 10,000 square feet at this home office location, consisting primarily of office space, conference rooms and storage areas.  The telephone number is (435) 645-2000.  The website address is http://www.parkcitygroup.com.

Item 3.  Legal Proceedings
The Company filed a lawsuit on January 29, 2007 against Application Development Consultants (“ADC”) titled Park City Group, Inc. vs. Application Development Consultants case No. 2:07 CV 00048-TS  which is pending in the Federal District Court for the District of Utah.  The Company claims that ADC infringing upon its patent # 5,299,115. The Company filed its preliminary infringement contention with United States District Court of Utah Central Division.  Damages sought by the Company are to be determined at trial. The Company and ADC are currently in the discovery phase of the litigation. The Company will vigorously pursue this matter in defense of its intellectual property.

On June 29, 2007, the Company was served with a complaint from two previous employees titled James D. Horton and Aaron Prevo v. Park City Group, Inc. and Randy Fields, Individually Case No. 070700333, which has been filed in the Second Judicial District Court, Davis County, Utah. The plaintiffs’ complaint alleges that certain provisions of their employment agreements were not honored including breach of employer obligations, fraud, unjust enrichment, and breach of contract.  The plaintiffs are seeking combined damages for alleged unpaid compensation and punitive damages of $520,650 and $2,603,250, respectively. The case is currently in the discovery phase and the Company will continue to vigorously defend this matter.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II
Item 5.  Market for Common Equity and Related Stockholder Matters

Dividend Policy

To date, the Company has not paid dividends on common stock. The Series A Convertible Preferred Stock issued in the June 2007 offering has the right to a 5% cumulative dividend. Prior to June 1, 2010, preferred dividends can be paid in cash or Series A Convertible Preferred Stock at the option of the Company.  After June 1, 2010, the holders of the Series A Convertible Preferred Stock may elect to have future dividends paid in cash in the event that during any sixty (60) trading day period commencing on or after June 1, 2010, the average closing price shall be less than or equal to the Series A Convertible Preferred stock conversion price.  Our present policy is to retain future earnings (if any) for use in our operations and the expansion of our business.

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

Fiscal Year 2007 September 30, 2006 December 31, 2006 March 31, 2007 June 30, 2007	Low $2.10 $2.30 $1.75 $2.15	High $5.00 $3.50 $3.25 $3.39
Fiscal Year 2008 September 30, 2007 December 31, 2007 March 31, 2008 June 30, 2008	$2.60 $2.80 $2.00 $2.20	$3.30 $3.40 $3.39 $3.39

Holders of Record

At September 26, 2008 there were 650 holders of record of Common Stock and common shares issued and outstanding of 9,282,373.  The number of holders of record and shares issued and outstanding was calculated by reference to the stock transfer agent's books.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None

Equity Compensation Plan Information

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	95,250	$2.54	44,750
Total	95,250	$2.54	44,750

The Company has several different Equity Compensation Plans in effect at this time.  These include the following:
•	In August 2003 the Company authorized 40,000 options for distribution to the employees. These options had a strike price of $2.50.
•	In August 2003 the Company authorized 40,000 options for distribution to the senior management. These options had a strike price of $1.50.
•
In September of 2005 the Company authorized to pay Senior Management 3 options for every share purchased at $3.50 for one year.  Starting October of 2006 Senior Management will get 2 options for every share purchased from the Company at market price or $3.50 which ever is higher.

Issuance of Securities

We issued shares of our common and preferred stock in unregistered transactions during fiscal year 2008 and subsequently. All of the shares of common and preferred stock issued were issued in non registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). We report shares issued on an annual basis. The shares of common and preferred stock issued subsequent to June 30, 2007 were issued as follows:

●	In October 2007, the Company issued 8,199 shares of Series A Convertible preferred stock to preferred stock holders in lieu of cash dividends of $81,990.

●
In January 2008, the Company issued 7,341 shares of preferred stock to preferred stock holders in lieu of cash dividends of $73,410 in accordance with the provisions of the issuance of 584,000 shares of its Series A Convertible Preferred Stock that occurred in June 2007.

●	In February 2008, the Company issued 3,919 shares of common stock to board members in lieu of cash compensation of $12,500.

●	In February 2008, the Company issued 7,142 shares of common stock to members of management in accordance with certain employment agreements. At issuance these shares had a market value of $22,676.

●	In April 2008, the Company issued 9,753 shares of Series A Convertible preferred stock to preferred stock holders in lieu of cash dividends of $97,530.

●	In July 2008, the Company issued 31,314 shares of common stock to Robert Allen in a non-public offering in exchange for $100,002.

●	In July 2008, The Company issued 20,000 shares of common stock to James Gillis in a non-public offering in exchange for $53,600.

●	In August 2008, the Company issued 7,520 shares of common stock to board members in lieu of cash compensation of $20,000.

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operation for the Years Ended June 30, 2008 and June 30, 2007

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

Through June 30, 2008 the Company has accumulated aggregate consolidated losses totaling $24,982,411 which includes a net loss applicable to common shareholders of $3,199,016 and $3,011,627 for the years ended June 30, 2008, and 2007, respectively.

Management’s Discussion and Analysis
Years Ended June 30, 2008 and 2007

Total Revenue
During the year ended June 30, 2008, the Company had total revenues of $3,344,973 when compared to $2,592,166 for the year ended June 30, 2007, a 29% increase.  This $752,807 increase in total revenues for the year ended June 30, 2008 when compared with June 30, 2007 is the result of (1) an increase of subscription revenues of $113,777 a 127% increase over prior year, (2) an increase in professional services of $120,265, and (3) an increase in license sales of $576,437 a 110% increase over prior year.

License Revenue
License fees were $1,101,904 and $525,503 for fiscal year ended 2008 and 2007, respectively, a 110% increase.  This $576,437 increase in license revenue for the year ended June 30, 2008 when compared with the same period June 30, 2007 was primarily attributable to a $700,000 software license sale in the fiscal quarter ended June 30, 2008 that did not occur in the same period then ended in 2007.  Historically, the Company has realized the majority of its annual revenues through non-recurring software license fees. For the year ended, June 30, 2008 and 2007, 33% and 20% of total revenue were based on one-time non-recurring license revenue, respectively.  In fiscal 2007, the Company substantially changed its business initiative from a licensed based approach to a monthly subscription based approach. While this software as a service (SAAS) initiative is designed to reduce its historical reliance on one-time license fees, management acknowledges that from time to time it will still recognize a large portion of its revenues from license sales. Furthermore, management believes that offering its suite of products and services in more affordable units on a subscription basis will likely reduce proportionately the one-time license fees to overall revenue.

Maintenance and Support Revenue
Maintenance and support revenues decreased by 4% to $1,455,344 in 2008 from $1,513,016 in 2007.  The $57,672 decrease in maintenance and support revenue for the year ended June 30, 2008 when compared with the same period ending June 30, 2007 is due to the following: 1) a $74,300 decrease that was the result of a Fresh Market Manager maintenance customer who elected not to renew its maintenance contract 2) an increase in maintenance fees associated with higher renewal prices based on contract provisions; 3) the addition of a new maintenance contract in fourth quarter 2008 in the amount of approximately $11,560.

Subscription Revenue
Subscription revenues were $203,028 and $89,251 in 2008 and 2007 respectively; an increase of 127%.  This $113,777 increase in June 30, 2008 when compared with the same period ended June 30, 2007 was the result of the Company changing its business initiative from a license based approach to a monthly subscription model. Management believes that by focusing efforts to marketing its products on a monthly subscription basis, the Company will increase its recurring revenues while reducing its historical reliance on license fees.  The Company anticipates both an expansion of its existing customer base and further growth and expansion in new customers who are anticipated to expand software and services on a subscription basis in Fiscal 2009.

Professional Services Revenue
Professional services revenue increased by 26% to $584,661 in the year ending June 30, 2008 when compared to $464,396 in  the same period ended at June 30, 2007.  This $120,265 increase in professional services revenue for the year ended, June 30, 2008 when compared to the same period ended June 30, 2007 was due to the completion of a large project for one existing customer. This project was completed in the quarter ended June 30, 2008. This increase was partially offset by higher services that occurred in 2007 that did not occur at that same level in 2008.

Cost of Services and Product Support Expense
Cost of Services and Product Support expenditures were $2,419,227 and $1,717,793 for the years ended June 30, 2008 and 2007, respectively; a 41% increase. This increase of $701,434 for the year ended June 30 ,2008 when compared with the same period ended June 30, 2007 is attributable to the completion of three capitalized projects in Fiscal Year 2007 that have reduced the specific costs capitalized in accordance with SFAS 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The comparative reduction of costs capitalized for research and development was approximately $341,000. Additionally, the Company continues to expand its development workforce in India.

Sales and Marketing Expense
Sales and marketing expenses were $1,843,912 and $1,508,276 for the year ended June 30, 2008 and 2007, respectively, a 22% increase over the previous year.  In conjunction with the release of a significant enhancement (Service Release 5 “SR5” and Service Release 6 “SR6”) for its FMM suite of products in 2007 and 2008, and the subscription offering of its SCPL tool, the Company has proportionally increased its sales and marketing resources. As a result, the Company has deployed additional sales staff and outside consultants to target its current customer base and prospects to expand the market awareness of its subscription based offering.

General and Administrative Expense
General and administrative expenses were $2,073,214 and $2,002,552 for 2008 and 2007, respectively, a 4% increase. This $70,662 increase when comparing expenditures for the year ending June 30, 2008 with the same period at June 30, 2008 is attributable to an increase in healthcare costs of $11,303 and an increase in compensation expenses of approximately $150,000. This additional expense is partially offset by approximately $90,000 in reduced outsourced investor relations and administrative services fees.

Depreciation and Amortization Expense
Depreciation and Amortization expenses were $505,539 and $368,636 for 2008 and 2007, respectively, an increase of 37%.  This increase of $136,903 for the year ended June 30, 2008 when compared to the same period ended as of June 30, 2007 is attributable to the following; 1) the acquisition of certain additional property plant and equipment during the fiscal year 2008 2) an increase in capitalized software costs for significant enhancements to one of the Company’s new products that was released during fiscal year 2008.

Other Income and Expense
Net interest income was $29,035 and net interest expense was $114,650 for 2008 and 2007, respectively, a 125% an increase in interest income. This $143,685 difference is attributable to favorable interest rates obtained at a bank on restricted cash to offset a note payable to a bank. Additionally, the company had other income from patent activities of $600,000 in 2008 while in 2007 other income was attributable to a gain on derivate liability of $88,785 and a gain on marketable securities of $18,386.

Financial Position, Liquidity and Capital Resources
Years Ended June 30, 2008 and 2007

Net Cash Flows From Operating Activities
Net cash used in operations for the year ended June 30, 2008, was $2,870,775 compared to $2,948,063 for the year ended June 30, 2007. The $77,288 decrease in net cash used in operations for the year ended June 30, 2008 when compared to the same period in 2007 was the result of 1.) a decrease in receivables 2.)  a decrease in deferred revenue  3.) and, a lower level of accounts payable .

Net Cash Flows From Investing Activities
Net cash flows provided by investing activities for the year ended June 30, 2008 was $490,157 compared to cash flows used in investing activities of $2,538,650 for the year ended June 30, 2007.  This $3,028,807 comparable increase in cash flows from investing activities June 30, 2008 when compared to the same period in 2007 was the result of 1) the Company securing a $1.94 million certificate of deposit in order to collateralize a note payable held by its bank during fiscal year 2007 during 2007 which did not occur in 2008; 2) a decrease of approximately $341,000 in capitalization of software costs for enhancements to one of the Company’s new products that was completed and released earlier in fiscal 2008; 3) proceeds from the sale of two of the Company’s patents; and 4) a reduction of property plant and equipment purchases made during fiscal year 2008 when compared to purchases during fiscal year 2007 associated with the relocation of the Company’s corporate facilities.

Net Cash Flows From Financing Activities
Net cash used in financing activities totaled $27,243 for the year ended June 30, 2008 when compared to cash flows provided by financing activities of $5,243,077 for the year ended June 30, 2007. As previously stated, the Company issued 584,000 shares of its Series A Convertible Preferred Stock in June of 2007. See Note 14 for the terms and conditions of the Series A Convertible Preferred Stock.  In 2008, the Company utilized cash for payments on notes payable and capital leases which was partially offset by the receipt of a subscription receivable in the amount of $106,374.

Cash, Cash Equivalents & Restricted Cash
Cash, cash equivalents and restricted cash was $2,805,563 and $5,213,424 at June 30, 2008, and June 30, 2007, respectively  This net decrease of $2,407,861 was the direct result of the Company’s use of cash to fund operations and  transitioning its business to a recurring revenue model and instead of non-recurring license sales.

Liquidity and Capital Resources
Current assets at June 30, 2008 totaled $3,983,178 a decrease of $2,806,103 when compared to June 30, 2007. The Company had $2,805,563 of cash, cash equivalents and restricted cash as of June 30, 2008 which includes restricted cash in the amount of $1,940,000 that collateralizes a note payable with its bank.  The collateralized note bears the same interest as the interest received on its restricted cash. For the year ended, June 30, 2007 the Company had $5,213,424 in cash, cash equivalents and restricted cash.

Current liabilities totaled $3,401,779 and $3,615,929 as of June 30, 2008 and 2007, respectively.  The $214,150 comparative decrease in current liabilities was the result of 1) a $39,370 increase in accounts payable, 2) an increase of $123,282 in accrued liabilities 3) decrease of $449,149 in deferred revenue; and, 4) an increase of $72,347 in current portion of capital leases from a new lease obligation in fiscal year 2008.

Working capital at June 30, 2008 was $581,399 when compared to $3,173,352 at June 30, 2007.  The decrease in working capital is principally a result of funding operations in fiscal year 2008.

Historically, the Company has financed its operations through operating revenues, loans from directors, officers, stockholders, loans from the CEO and majority shareholder, and private placements of equity securities.  Since 2006, the Company has converted all loans and notes payable from its officers and directors to stock.  In 2007, due to its increase in financial position, the Company was able to eliminate Riverview Financial Corp as its guarantor and maintains its own collateralization of the note payable for $1.940 million. The Company believes that anticipated revenue growth in combination with strict cost control will allow the Company to meet its minimum operating cash requirements for the next 12 months.

On August 28, 2008, the Company, PAII Transitory Sub, Inc., a Delaware corporation (“Merger Sub”), a wholly-owned subsidiary of the Company and Prescient Applied Intelligence, Inc. (“Prescient”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement is incorporated by reference in an 8-K filed with the Securities and Exchange Commission on September 3, 2008.

The Company is required, under the Merger Agreement, to make an initial deposit of $ 2,500,000 into escrow at such time as the Securities and Exchange Commission has no further comment of Prescient’s proxy statement/information statement related to the Merger Transaction.  The balance of the funds necessary to complete the Merger (approximately $2,300,000) are required to be placed into escrow at least one (1) business day prior to the date of the Prescient’s shareholders’ meeting, anticipated before the end of the calendar year. Prior to the execution of the Merger Agreement, the Company delivered to Prescient a comfort letter from Taglich Brothers, its investment bankers, to the effect that, when and as required under this Agreement, the Company shall have available or have access to funds sufficient to perform its obligations under this Agreement, including the consummation of the Merger.

The required funds for the transaction will be raised through a series of private transactions using a debt instrument containing conversion features into the Company’s common stock, the details of which are currently pending.

The financial statements do not reflect any adjustments should the Company’s operations or anticipated merger not be achieved. Although the Company anticipates that it will meet its working capital requirements and consummate the merger, there can be no assurances that the Company will be able to meet its working capital requirements.  Should the Company desire to raise additional equity or debt financing, there are no assurances that the Company could do so on acceptable terms.

Inflation

The impact of inflation may cause retailers to slow spending in the technology area, which could have an impact on the company’s sales.

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

The Company’s marketing strategy emphasizes sales activities for the Fresh Market Manager, ActionManager®, and Supply Chain Profit Link applications to Supermarkets, Convenience Stores, Specialty Retail, and Food Manufacturers.  If this marketing strategy fails, revenues and operations will be negatively affected.  A reduction in revenues will result in increases in operational losses.

For the fiscal years ended June 30, 2008 and June 30, 2007, the Company had a net loss of $2,868,179 and $3,011,627 respectively. There can be no assurance that the Company will reliably or consistently operate profitably during future fiscal years. If the Company does not operate profitably in the future the Company’s current cash resources will be used to fund the Company’s operating losses.  If this were to continue, in order to continue with the Company’s operations, the Company would need to raise additional capital.  Continued losses would have an adverse effect on the long term value of the Company’s common stock and an investment in the Company.  The Company cannot give any assurance that the Company will ever generate significant revenue or have sustainable profits.

The Company liquidity and capital requirements will be difficult to predict, which may adversely affect the Company’s cash position in the future.

In June of 2007, the Company completed the sale of shares of its Series A Convertible Preferred Stock from which it received gross offering proceeds of $5,840,000.   Historically, the Company has been successful in raising capital when necessary which includes stock issuances, securing loans from its officers, directors, including the CEO and majority stockholder in order to fund its operations in addition to proceeds collected from sales; however, there can be no assurances that it will be able to do so in the future. The Company anticipates that it will have adequate cash resources to fund its operations for at least the next 12 months.  Thereafter, its liquidity and capital requirements will depend upon numerous other factors, including the following:

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

Because of the foregoing factors, future operating results may fluctuate.  As a result of such fluctuations, it is difficult to predict operating results.  Period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon as an indicator of future performance.  In addition, a relatively large portion of the Company’s expenses will be fixed in the short-term, particularly with respect to facilities and personnel.  Therefore, future operating results will be particularly sensitive to fluctuations in revenues because of these and other short-term fixed costs.

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

Because the Company is changing the emphasis of its sales activities from an annual license fee structure to a monthly fee structure, the Company’s revenues may be negatively affected.

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

•
Because public awareness pertaining to the Company’s Application Solution Provider services will be delayed until the Company begins its marketing campaign to promote those services, the Company’s revenues may decrease over the short term; and

•
There may be a threshold level (number of locations) at which the monthly based fee structure may not be economical to the customer, and a request to convert from monthly fees to an annual fee could occur.

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

The Company expects that as a result of further industry consolidation and the limited customer pool from which the Company can attract new software license prospects, a small number of the Company’s new customers may continue to account for a substantial portion of current, non-recurring license revenues in future reporting periods.  In fiscal 2008, the Company’s new license customer accounted for 64% of total non-recurring license revenue and 33% of total revenue for fiscal 2008.

Historically, a substantial portion of the Company’s annual revenue has been derived from a one-time, non-recurring licensing fee for utilization of the Company’s patented software

Historically, a large portion of the Company’s customers rely on the Company’s patented software for utilization during the normal course and scope of their business operations.  New customers are charged a license fee based on a “blanket” license agreement fee for a particular software product or an initial license fee that is based on a store by store opening basis.  Although results vary from period to period, in fiscal 2008, new non-recurring initial license fee revenue equaled $1,101,940 or 33% of total revenue.  Historically, over 94% of new, first-time license customers will not purchase products, license agreements, or services at the same financial level in future periods as they do in the first year of installation.  While the company is not substantially dependent on any one particular customer for providing a continued revenue stream, the Company is dependent on attracting new first-time license clients in order to meet the Company’s operating and capital cash flow needs since the initial fee represents, in most cases, a substantial portion of revenue.  If the Company cannot attract new first-time license customers, the Company’s remaining recurring revenue streams may not provide sufficient financial resources to support capital and operating needs.

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

The Company is in the process of acquiring and merging with Prescient Applied Intelligence, Inc. (OTC BB: PPID) If the merger is not consummated, this could result in a loss of the Company’s escrow deposits.

On August 28, 2008, the Company and Prescient Applied Intelligence, Inc. executed an Agreement and Plan of Merger (“Merger Transaction”), pursuant to which the Company intends to merge Prescient with and into a wholly-owned subsidiary of the Company. The Company is required, under the Merger Agreement, to make an initial deposit of $2,500,000 into escrow at such time as the Securities and Exchange Commission has no further comment of Prescient’s proxy statement/information statement related to the Merger Transaction.  In the event the Company fails to complete the Merger or breaches any provision of the Agreement, after an opportunity to cure in some cases, after the initial escrow deposit (i) the amount that has been placed into escrow, will be transferred to Prescient and become its property; and (ii) Prescient will be able to purchase from the Company, at a purchase price of $.001 per share, 100% of the Series E Preferred Stock that it owns. This would result in a forfeit of all of the Company’s escrow deposit.

In the event the Company’s failure or breach, as described above, occurs after the balance of the funds necessary to complete the Merger (approximately $2,300,000) have been placed into escrow (i) the total amount that has been placed into escrow (approximately $4.8 million), will be transferred to Prescient and become its property; and (ii) Prescient will be able to purchase from the Company at a purchase price of $.001 per share, 50% of the Series E Preferred Stock that it owns.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require the Company to perform an annual assessment of its internal controls over financial reporting, certify the effectiveness of those controls and secure an attestation of the Company’s assessment by its independent registered public accountants. The standards that must be met for management to assess the internal controls and secure an attestation from its independent registered public accountant over financial reporting as now in effect are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. The Company may encounter problems or delays in completing activities necessary to make an assessment of the Company’s internal controls over financial reporting and secure an attestation from its independent registered public accountant. Due to the Company’s limited personnel resources and lack of experience, it may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of the assessment by its independent registered public accountants. If the Company cannot perform the assessment or certify that its internal controls over financial reporting are effective, and if the Company’s independent registered public accountants are unable to provide an unqualified attestation on such assessment, investor confidence and share value may be negatively impacted.

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

Income Taxes.  In determining the carrying value of the Company’s net deferred income tax assets, the Company must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. If these estimates and assumptions change in the future, the Company may record a reduction in the valuation allowance, resulting in an income tax benefit in the Company’s Statements of Operations. Management evaluates the realizability of the deferred income tax assets and assesses the valuation allowance quarterly.

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

Before the Company recognizes revenue, the following criteria must be met:

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

4)              Collectability of the sale is reasonably assured and receipt is probable.  Collectability of a sale is determined on a customer-by-customer basis. Typically the Company sells to large corporations which have demonstrated an ability to pay.  If it is determined that a customer may not have the ability to pay, revenue is deferred until the payment is collected.

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

Capitalization of Software Development Costs. The Company accounts for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs, and SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached shortly after a working prototype is complete and meets or exceeds design specifications including functions, features, and technical performance requirements.  Costs incurred after technological feasibility is established have been and will continue to be capitalized until such time as when the product or enhancement is available for general release to customers.

Off-Balance Sheet Arrangements

None

Item 7.  Financial Statements

See the index to consolidated financial statements and consolidated financial statement schedules included herein as Item 13.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 8A.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2008. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management's Annual Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

(c)	Changes in internal controls over financial reporting.

The Company’s Chief Executive Officer and Chief Financial Officer have determined that there have been no changes in the Company’s internal control over financial reporting during the period covered by this report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position – Committee

Randall K. Fields	61	Chief Executive Officer
		Chairman of the Board and Director
Robert Hermanns (1)	64	Director, Senior Vice-President Sales
John R. Merrill (2)	38	Chief Financial Officer and Treasurer
Edward L. Clissold (3)	52	Secretary
Robert W. Allen (4)	65	Director and Compensation Committee Chairman
Richard S. Krause (5)	46	Director, Audit Committee Chairman and Nominating / Governance Committee Chairman
James R. Gillis (6)	55	Director

(1) Appointed Director and Senior Vice-President, Sales on 3/15/07
(2) Appointed CFO and Treasurer on 9/10/07
(3) Appointed Secretary on 9/10/07
(4) Appointed Director on 10/01/07
(5) Appointed Director on 1/04/08
(6) Appointed Director on 2/05/08

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

John R. Merrill joined Park City Group in August of 2006 as it’s’ Director of Finance, Accounting & Administration. On September 10, 2007 he was promoted and appointed to Chief Financial Officer and Treasurer. He has over 18 years experience in both the public and private sectors of finance and accounting.  Prior to joining Park City Group, he was most recently Chief Financial Officer for Peak Solutions Group a consulting firm focused on providing business solutions for growth oriented small business.  From 1998 to 2003, Mr. Merrill was Controller for Clear Channel Communications, Inc., a $19 billion publicly traded broadcasting and outdoor advertising company operating 1,200 radio stations in the United States. Prior to joining Clear Channel, Mr. Merrill was the Controller of the Academies Division of IMG, a $2 billion global leader in professional athlete management whose clients included Tiger Woods, Venus Williams, Pete Sampras and Anna Kournikova.  Throughout his career, Mr. Merrill has had significant exposure to various sectors of both sporting goods retail and service industries.  Mr. Merrill began his career with KPMG and holds a Bachelors and a Masters degree in Accounting from the University of South Florida.

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

Mr. Richard S. Krause joined the Board of Directors in January, 2008. .Mr. Krause is a seasoned executive with many years of experience in senior leadership roles with consumer packaged goods manufacturers and marketers such as Procter & Gamble, Newell Rubbermaid and ConAgra Foods.  Mr. Krause has over twenty years of experience in leading organizations through significant milestones and inflection points by creating motivated, highly competitive, and winning cultures. Mr. Krause is currently President and Chief Executive Officer of Elan Nutrition, Inc. (an affiliate of Sun Capital Partners, Inc.) a major manufacturer and formulator of sports-performance, weight management and healthy lifestyle nutrition bars.  Prior to this, he was President of Cannon Solutions, Inc., a global operating group with businesses in the merchandising systems, automated distribution and retail technologies sectors serving major brand marketers and retailers. Throughout his career, Mr. Krause has consistently developed and instituted share increasing, cost saving, and revenue building programs for several well-known consumer packaged goods brands.

Mr. Robert W. Allen joined the Board of Directors in October, 2007. Mr. Allen is a seasoned executive with many years experience as Chairman, President and Chief Executive Officer of businesses ranging in size from $200 million to $2.5 billion.  Mr. Allen has over thirty years experience in the dairy industry, most notably as a catalyst for developing companies and a turn-around agent for troubled companies or divisions. Mr. Allen was most recently Chief Executive Officer of Southern Belle Dairy where he established a leadership team to reposition the company and developed a position in the market place for the branding of its products.  Prior to this, he was Executive Vice President of Borden, Inc. where he was recruited to turn around the largest and most trouble division of the Company.  He is also the immediate past Chair of Kid Peace International, a $160 million non- profit agency assisting children in crises.

Mr. James R. Gillis joined the Board of Directors in February, 2008 joined its Board of Directors.Mr. Gillis is President, Chief Operating Officer and Co-CEO of Source Interlink Companies, Inc., a premier marketing, merchandising and fulfillment company of entertainment products where he has been instrumental in developing annual revenues in excess of $1.9 billion and over 95 business units in the US.   While at Source Interlink, Mr. Gillis has also developed and maintained relationships with public equity investors, hedge funds, stock analysts, investment banks and private equity firms, both domestically and internationally, while creating a marketing infrastructure to provide a portfolio of fully integrated products and services in 110,000 locations for more than 1,000 retail chains.  Prior to his tenure with Source, he was President, CEO, and Owner of Brand Manufacturing Corporation, a leading designer and manufacturer of retail display systems. Previously, he was Managing Partner of Aders, Wilcox, Gillis Group, a global developer of trade relationships serving major brand marketers and retailers worldwide.

Our Executive Officers are elected by the Board on an annual basis and serve at the discretion of the Board.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities).  Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.   The Company believes that, during the year ended June 30, 2006, the Reporting Persons met all applicable Section 16(a) filing requirements

Code of Ethics and Business Conduct

In August 2008, the Company and its Board of Directors unanimously adopted a new Code of Ethics and Business Conduct. This has replaced the 2005 adopted Code of Ethics and is included by reference herein in Item 13, Exhibit 14.

Committees of the Board of Directors

Our board of directors has an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and responsibilities described below:

Audit Committee.

The audit committee provides assistance to the board of directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The audit committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy it that the accountants are independent of management. The audit committee currently consists of Richard S. Krause (Chairman), Robert W. Allen, and James R. Gillis, each of whom is a non-management member of our board of directors. Richard S. Krause is also our audit committee financial expert as currently defined under Securities and Exchange Commission rules.  We believe that the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the Over-the-Counter Bulletin Board Stock Market and Securities and Exchange Commission rules and regulations. We intend to comply with future audit committee requirements as they become applicable to us.

Compensation Committee.

The compensation committee determines our general compensation policies and the compensation provided to our directors and officers. The compensation committee also reviews and determines bonuses for our officers and other employees. In addition, the compensation committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers our stock option plans and employee stock purchase plan. The compensation committee currently consists of Robert W. Allen (Chairman), Richard S. Krause, and James R. Gillis, each of whom is a non-management member of our board of directors. We believe that the composition of our compensation committee meets the criteria for independence under, and the functioning of our compensation committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the Over-the-Counter Bulletin Board Stock Market and Securities and Exchange Commission rules and regulations. We intend to comply with future compensation committee requirements as they become applicable to us.

Nominating and Corporate Governance Committee.

 The nominating and corporate governance committee is responsible for making recommendations to the board of directors regarding candidates for directorships and the size and composition of the board. In addition, the nominating and corporate governance committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the board concerning corporate governance matters. The current members of the nominating and governance committee are Richard S. Krause (Chairman), James R. Gillis, and Randall K. Fields. We believe that the composition of our nominating and governance committee meets the criteria for independence under, and the functioning of our nominating and corporate governance committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the Over-the-Counter Bulletin Board Stock Market and Securities and Exchange Commission rules and regulations. We intend to comply with future nominating and corporate governance committee requirements as they become applicable to us.

Item 10.  Executive Compensation

The following table sets forth information concerning the compensation paid to the Company’s Chief Executive Officer, and all persons serving as the Company’s most highly compensated executive officers other than its chief executive officer, who were serving as executive officers as of June 30, 2008 and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($) (1)		Options Awards ($) (2)	All Other Compensation ($)		Total ($)
Randall K. Fields
Chief Executive Officer and Chairman of the Board	2008	350,000	(3)					52,167	(4)	402,167
	2007	350,000	(3)	—	—		—	63,535	(4)	413,535

John R. Merrill
Chief Financial Officer	2008	165,000			0	(6)				165,000
	2007	80,000	(5)	5,000	4,602		—			89,602

William Dunlavy
Senior Vice-President	2008	37,500	(7)		40,000			80,673	(8)	158,173
	2007	225,000		—	—		—	—		225,000

Robert Hermanns
Senior Vice-President Sales	2008	225,000						55,855	(9)
	2007	64,167	(10)	—	—		150,440	—		214,607

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
(4)
These amounts include premiums paid on Life Insurance policies of $25,344 and $41,452 for 2008 and 2007, respectively; Company car related expenses of $21,476 and $19,081 for 2008 and 2007, respectively; and medical premiums of $5,346 and $3,002 for 2008 and 2007, respectively.

(5)	Mr. Merrill joined the Company in August 2006.
(6)	Mr. Merrill was granted $100,000 of stock in November, 2007. This stock grant has a vesting period of four years at 25% per annum.
(7)	Mr. Dunlavy resigned in August 2007.
(8)	This amount includes accrued vacation of $7,213, $2,787 for supplemental work, and $70,673 representing severance of two weeks for each year of service.
(9)	Commissions paid to Mr. Hermanns.
(10)	Mr. Hermanns joined the Company in March 2007.

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

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

The following table sets forth information with respect to the value of all outstanding equity awards held by our named executive officers at the end of fiscal 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL 2008 YEAR-END
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Randall K. Fields	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—

John Merrill	—	—	—	—	—	31,056	100,000	—	—

Robert Hermanns	74,000	—	—	2.76	6/29/10	—	—	—	—

Director Compensation

The outside directors of the Company, James R. Gillis, Richard S. Krause, and Robert W. Allen., receive the following compensation:

Annual cash compensation of $10,000 payable at the rate of $2,500 per quarter. The Company has the right to pay this amount in the form of shares of Company Stock.

Annual options to purchase $20,000 of the Company restricted common stock at the market value of the shares on the date of the grant, which is to be the first day the stock market is open in January of each year.

The following table sets forth information concerning the compensation earned during fiscal 2008 by our current directors:

DIRECTOR COMPENSATION FOR FISCAL 2008

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward Dmytryk	—	5,000	—	—	—	—	5,000
Thomas Wilson	—	5,000	—	—	—	—	5,000
James R. Gillis	—	—	—	—	—	—	—
Richard S. Krause	—	—	—	—	—	—	—
Robert W. Allen	—	2,500	—	—	—	—	2,500

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

Stock Options and Warrants

The Company has stock option plans that enable it to issue to officers, directors, consultants and employees nonqualified and incentive options to purchase common stock.  At June 30, 2008, a total of 95,250 of such options were outstanding with exercise prices ranging from $1.50 to $2.76 per share.

At June 30, 2008 a total of 922,193 warrants to purchase shares of common stock were outstanding.  Of those warrants, 128,571 were issued in connection with an equity investment by an officer; 376,485 were issued as a commission for placement of equity securities; and 417,137 were issued in connection with an equity placement. These warrants have exercise prices ranging from $3.50 to $4.00 per share and expire between August 26, 2009 and June 22, 2012.

Compensation Committee Interlocks and Insider Participation

No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding shares of our preferred stock beneficially owned as of September 26, 2008 by:  (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our preferred stock.  Percent ownership is calculated based on 612,535 shares of Series A Convertible Preferred Stock outstanding at September 26, 2008.

Name	Preferred Stock	% Ownership of Class

Hillson Partners LP	52,818	8.62%
Meadowbrook Opportunity Fund LLC	42,255	6.90%
London Family Trust	31,690	5.17%

The following table sets forth information regarding shares of our common stock beneficially owned as of September 3, 2008 by:  (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock.

Name	Common Stock	Common Stock Options Exercisable Within 60 Days	Common Stock Purchase Warrant Exercisable Within 60 days	Total Stock and Stock Based Holdings (1)	% Ownership of Class (1)

Randall K. Fields (2)(4)	3,976,867	-	-	3,978,867	42.84%
Riverview Financial, Corp (3)	3,976,867	-	-	3,978,867	42.84%
Robert Hermanns (4)	63,310	74,000		137,310	1.47%
John R. Merrill (4)	2,223	-	-	2,223	*
Thomas W. Wilson (4)	238,253	-	-	238,253	2.57%
James R. Gillis (4)	21,880	-	-	21,880	*
Robert W. Allen (4)	39,194	-	-	39,194	*
Richard S. Krause (4)	1,880	-	-	1,880	*
Goldman Capital Management	514,619	-	-	514,619	5.54%

* Less than 1%
 (1) For purposes of this table “beneficial ownership” is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any common shares that such person or group has the right to acquire within 60 days after September 26, 2008. For purposes of computing the percentage of outstanding common shares held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days after September 26, 2008, are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group.  As of September 26, 2008, there were 9,282,373 shares of our common stock issued and outstanding.  There were also outstanding options, and warrants entitling the holders to purchase 74,000 shares of our common stock owned by officers and/or directors of Park City Group.
 (2) Includes 3,486,974 shares of common stock held in the name of Riverview Financial Corp. and 2,688 shares of common stock held in the name of Fields Management, Inc. of which Randall K Fields is the beneficial owner.
 (3) Includes 487,206 shares of common stock held in the name of Randall K. Fields. Riverview Financial Corp. and 2,688 shares of common stock held in the name of Fields Management, Inc. which is beneficially controlled by Randall K. Fields.
 (4) These are the officers and directors of Park City Group.

Change in Control

The Company is not currently engaged in any activities or arrangements that it anticipates will result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On September 2, 2008, Park City Group, Inc. (the “Company”) executed and delivered three promissory notes in an aggregate amount of $2,200,000.  Each of such notes is unsecured, due on or before December 1, 2008 and bears interest at the rate of 10% per annum.  The lenders and the amount of each note are as follows:

Lender	Principal Amount
Riverview Financial Corp*	$1,500,000
Robert K. Allen (Director of Company)	500,000
Robert Hermanns (Director and Senior Vice President)	200,000
Total	$2,200,000

* Riverview Financial Corp is an affiliate of Randal Fields, the CEO and a director of the Company.

The loan proceeds were used by the Company to fund a portion of the purchase price of shares of Series E Preferred Stock of Prescient Applied Intelligence, Inc., a Delaware corporation (“Prescient”) purchased by the Company. The purchase transaction was the first step in a plan to acquire Prescient in a merger transaction.  The purchase transaction and the merger transaction are described in a Form 8-K filed by the Company on September 3, 2008 and a Schedule 13D filed by the Company with the Securities and Exchange Commission on September 15, 2008.

Director Independence

Our Board of Directors currently consists of Randall K. Fields, Robert P. Hermanns, Robert W. Allen, Richard S. Krause and James R. Gillis. The Board has determined that Robert W. Allen and Richard S. Krause qualify as independent directors.

We maintain separately designated audit, compensation and nominating committees. In applying the independence standards applicable to audit, compensation and nominating committee members, each of the members of such committees are considered independent.

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

Item 13.  Exhibits

Exhibits, Financial Statements and Schedules

The Consolidated Financial Statements of the Company and its subsidiaries are filed as part of this Report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of June 30, 2008 and June 30, 2007
•	Consolidated Statements of Operations for the years ended June 30, 2008 and 2007
•	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2008 and 2007
•	Consolidated Statements of Cash Flows for the years ended June 30, 2008 and 2007
•	Notes to Consolidated Financial Statements

Exhibit Number                                Description

2.1	Agreement and Plan of Merger and Reorganization, Dated August 28, 2008 (1)
2.2	Form of Stock Purchase Agreement (1)
2.3	Form of Stock Voting Agreement (1)
2.4	Form of Promissory Note (2)
3.1	Article Of Incorporation (3)
3.2	Certificate Of Amendment (4)
3.3	Bylaws (3)
3.4	Certificate of Amendment (5)
4.1	Certificate of Designation (6)
10.1	Placement Agent Agreement (7)
10.2	Warrant To Purchase Common Stock, Dated June 14, 2006 (8)
10.3	Securities Purchase Agreement (8)
10.4	Amended Employment Agreement Randall K. Fields (9)
10.5	Services Agreement with Fields Management, Inc. (9)
10.6	Commercial Real Estate Lease – Pinebrook (5)
10.7	Warrant to Purchase Common Stock, Dated June 30, 2006 (5)
10.8	Employment Agreement with Robert Hermanns (10)
10.9	Stock Purchase Agreement (6)
10.10	Warrant to Purchase Common Stock, dated June 1-22, 2007 (6)
10.11	Warrant to Purchase Common Stock, dated June 22, 2007 (6)
10.12	Employment Agreement with John Merrill (11)
14.1	Code of Ethics and Business Conduct
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from our Fork 8-K dated September 3, 2008.
(2)	Incorporated by reference from our Form 8-K dated September 15, 2008.
(3)	Incorporated by reference from our Form DEF 14C dated June 5, 2002.
(4)	Incorporated by reference from our Form 10-QSB for the year ended Sept 30, 2005.
(5)	Incorporated by reference from our Form 10-KSB dated September 29, 2006.
(6)	Incorporated by reference from our Form 8-K dated June 27, 2007.
(7)	Incorporated by reference from our Form 8-K dated June 14, 2006.
(8)	Incorporated by reference from our Form SB-2/A dated October 20, 2006.
(9)	Incorporated by reference from our Form 10KSA/A dated October 13, 2006.
(10)	Incorporated by reference from our Form 8-K dated March 26, 2007.
(11)	Incorporated by reference from out Form 8-K dated September 12, 2007.

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

For the fiscal years 2008 and 2007, the Audit Committee pre-approved all services described below in the captions “Audit Fees”, “Audit-Related Fees”, “Tax Fees” and “All Other Fees”. For fiscal year 2008 and 2007, no hours expended on HJ & Associates, LLC’s engagement to audit the Company’s financial statements were attributed to work performed by persons other than full-time, permanent employees of HJ & Associates, LLC.

The aggregate fees billed for professional services by HJ & Associates, LLC in fiscal year 2008 and 2007:

Type of Fees	2008	2007
Audit Fees	$54,500	$59,900
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$54,500	$59,900

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK CITY GROUP, INC.
(Registrant)

Date: September 29, 2008	___________________________ By /s/ Randall K. Fields Principal Executive Officer, Chairman of the Board and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

_______________________ /s/ Randall K. Fields Randall K. Fields	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	September 29, 2008
_______________________ /s/ John R, Merrill John R. Merrill	Chief Financial Officer and Treasurer (Principal Financial Officer & Principal Accounting Officer)	September 29, 2008

_______________________ /s/ Robert W. Allen Robert W. Allen	Director and Compensation Committee Chairman	September 29, 2008
_______________________ /s/ James R. Gillis James R. Gillis	Director	September 29, 2008
_______________________ s/ Richard S. Krause Richard S. Krause	Director, Audit Committee Chairman and Nominating / Governance Committee Chairman	September 29, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Park City Group, Inc. and Subsidiaries
Park City, Utah

We have audited the accompanying consolidated balance sheets of Park City Group, Inc. and Subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park City Group, Inc. and Subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Park City Group. Inc. and subsidiaries' internal control over financial reporting as of June 30, 2008 included in the accompanying Form 10-KSB and, accordingly, we do not express an opinion thereon.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
September 26, 2008

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

Assets	June 30, 2008	June 30, 2007

Current Assets:
Cash and cash equivalents	$865,563	$3,273,424
Restricted cash	1,940,000	1,940,000
Receivables, net of allowance of $68,000 and $26,958, respectively	1,004,815	918,965
Unbilled receivables	116,362	556,170
Prepaid expenses and other current assets	56,438	100,722

Total current assets	3,983,178	6,789,281

Property and equipment, net	494,459	481,533

Other assets:
Deposits and other assets	47,667	27,738
Capitalized software costs, net	660,436	914,967

Total other assets	708,103	942,705

Total assets	$5,185,740	$8,213,519

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$427,582	$388,212
Accrued liabilities	410,396	287,114
Deferred revenue	480,269	929,418
Current portion of capital lease obligations	143,532	71,185
Notes payable	1,940,000	1,940,000

Total current liabilities	3,401,779	3,615,929

Long-term liabilities:
Capital lease obligations, less current portion	200,446	225,414

Total liabilities	3,602,225	3,841,343

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized; 605,036 and 584,000 shares of Series A Convertible Preferred issued and outstanding at June 30, 2008 and 2007 respectively	6,050	5,840
Common stock, $0.01 par value, 50,000,000 shares authorized; 9,217,539 and 8,997,703 issued and outstanding at June 30, 2008 and 2007, respectively	92,176	89,977
Additional paid-in capital	26,467,700	26,166,128
Subscription receivable	-	(106,374)
Accumulated deficit	(24,982,411)	(21,783,395)

Total stockholders' equity	1,583,515	4,372,176

Total liabilities and stockholders' equity	$5,185,740	$8,213,519

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended June 30, 2008 and 2007

	2008	2007

Revenues:
Subscriptions	$203,028	$89,251
Maintenance and support	1,455,344	1,513,016
Professional services	584,661	464,396
License fees	1,101,940	525,503

Total revenues	3,344,973	2,592,166

Operating expenses:
Cost of services and product support	2,419,227	1,717,793
Sales and marketing	1,843,912	1,508,276
General and administrative	2,073,214	2,002,552
Depreciation and amortization	505,539	368,636

Total operating expenses	6,841,892	5,597,257

Loss from operations	(3,496,919)	(3,005,091)

Other income (expense):
Gain on derivative liability	-	88,785
Gain on marketable securities	-	18,386
Gain on disposition of assets	(295)	943
Income from patent activities	600,000	-
Interest income (expense), net	29,035	(114,650)

Total other income (expense)	628,740	(6,536)

Loss before income taxes	(2,868,179)	(3,011,627)

(Provision) benefit for income taxes	-	-

Net loss	(2,868,179)	(3,011,627)

Dividends on Preferred stock	(330,837)	-

Net loss applicable to common shareholders	$(3,199,016)	$(3,011,627)

Weighted average shares, basic and diluted	9,150,000	8,936,000
Basic and diluted loss per share	$(0.35)	$(0.34)

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the Years Ended June 30, 2008 and 2007

	Preferrred Stock		Common Stock		Subscription	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total
Balance, June 30, 2006	-	$-	8,931,312	$89,312	$-	$20,564,933	$(19,172,607)	$1,481,638

Cumulative-effect adjustment of adopting FSP EITF 00-19-2	-	-	-	-	-	-	400,839	400,839

Cancellation of partial shares	-	-	(546)	(4)	-	(168)	-	(172)
Stock issued for:
Compensation	-	-	29,937	299	-	71,799	-	72,098
Cash, net of offering costs	584,000	5,840	37,000	370	(106,374)	5,379,124	-	5,278,960
Share-based compensation	-	-	-	-	-	150,440	-	150,440

Net loss	-	-	-	-	-	-	(3,011,627)	(3,011,627)

Balance, June 30, 2007	584,000	5,840	8,997,703	89,977	(106,374)	26,166,128	(21,783,395)	4,372,176

Conversion of Preferred stock	(4,257)	(43)	14,190	142	-	(99)	-	-
Stock issued for:
Compensation	-	-	23,965	240	-	74,936	-	75,176
Exercise of warrants	-	-	181,681	1,817	-	(1,817)	-	-
Dividends	25,293	253	-	-	-	252,677		252,930
Proceeds from subscription receivable	-	-	-	-	106,374	-	-	106,374
Stock offering costs	-	-	-	-	-	(24,125)	-	(24,125)
Preferred dividends - declared	-	-	-	-	-	-	(330,837)	(330,837)

Net loss	-	-	-	-	-	-	(2,868,179)	(2,868,179)

Balance, June 30, 2008	605,036	$6,050	9,217,539	$92,176	$-	$26,467,700	$(24,982,411)	$1,583,515

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2008 and 2007

	2008	2007

Cash flows from operating activities:
Net loss	$(2,868,179)	$(3,011,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	505,539	278,609
Bad debt expense	41,042	(47,022)
(Gain) loss on derivative liability	-	(88,785)
Stock issued for services and expenses	75,176	222,539
Amortization of discounts on debt	-	97,404
Gain on marketable securities	-	(18,386)
Gain on recovery of bad debt	-	(52,344)
Gain on sale of property	295	(943)
Income from patent activities	(600,000)	-
Sale of marketable securities	-	70,730
(Increase) decrease in:
Trade Receivables	(565,525)	(768,753)
Other receivables	439,808	(318,530)
Prepaids and other assets	24,355	75,185
(Decrease) increase in:
Accounts payable	39,370	276,076
Accrued liabilities	62,374	51,275
Deferred revenue	(25,030)	280,732
Accrued interest, related party	-	5,777

Net cash used in operating activities	(2,870,775)	(2,948,063)

Cash Flows From Investing Activities:
Purchase of property and equipment	(34,787)	(182,297)
Capitalization of software costs	(76,001)	(419,393)
Restricted Cash	-	(1,940,000)
Proceeds from disposal of property	600,945	3,040

Net cash provided by (used in) investing activities	490,157	(2,538,650)

Cash Flows From Financing Activities:
Proceeds from issuances of stock	-	5,835,573
Receipt of subscription receivable	106,374	-
Stock offering costs	(24,125)	(556,785)
Dividends paid	(2,485)	-
Payments on notes payable and capital leases	(107,007)	(35,711)

Net cash provided by (used in) financing activities	(27,243)	5,243,077

Net decrease in cash and cash equivalents	(2,407,861)	(243,636)

Cash and cash equivalents at beginning of year	3,273,424	3,517,060

Cash and cash equivalents at end of year	$865,563	$3,273,424

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$127,092	$157,235

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Dividends accrued on preferred stock	$75,422	$-
Dividends paid with preferred stock	$155,400	$-
Property and equipment purchased by capital lease	$154,386	$310,587

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008 and June 30, 2007

1.             Summary of Significant Accounting Policies, Organization and Principles of Consolidation

Business Activity
The Company designs, develops, markets and supports proprietary software products.  These products are designed to be used in retail businesses having multiple locations to assist in the management of business operations on a daily basis and communicate results of operations in a timely manner.  In addition the Company has built a consulting practice for business improvement that centers around the companies proprietary software products. The principal markets for the Company's products are retail companies, suppliers, branded food manufacturers and display manufacturing companies which have operations in North America and, to a lesser extent, in Europe and Asia.

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

The Company's accounts receivable are derived from sales of products and services primarily to customers operating multi-location retail and grocery stores.  At June 30, 2008 and June 30, 2007, net accounts receivable includes amounts due from customers totaling $1,004,815 and $918,965, respectively.

During the years ended June 30, 2008 and June 30, 2007, the Company received revenues from new customers of approximately $850,000 and $505,000, respectively and revenues of approximately $2.5 million and $2.1 million, respectively from existing customers for continued support and additional license sales.

During the years ended June 30, 2008 and 2007, the Company had sales to major customers that exceeded 10 percent of revenues are as follows:

2008
Customer A	$700,000
Customer B	438,425
Customer C	359,835
Customer D	349,998

2007
Customer E	$453,625
Customer D	342,748

Allowance for Doubtful Accounts Receivable
The Company offers credit terms on the sale of the Company’s products to a significant majority of the Company’s customers and require no collateral from these customers. The Company performs ongoing credit evaluations of the Company’s customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience and a specific review of accounts receivable at the end of each period. As of June 30, 2008 and 2007, the allowance for doubtful accounts was $68,000 and $26,958 respectively.

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

Before the Company recognizes revenue, the following criteria must be met:

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

4)              Collectability of the sale is reasonably assured and receipt is probable.  Collectability of a sale is determined on a customer-by-customer basis. Typically the Company sells to large corporations which have demonstrated an ability to pay.  If it is determined that a customer may not have the ability to pay, revenue is deferred until the payment is collected.

Software Development Costs
The Company accounts for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs, and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers

From inception through January 2001, the Company viewed the software as an evolving product.  Therefore, all costs incurred for research and development of the Company's software products through January 2001 were expensed as incurred.  During January 2001, technological feasibility of a major revision to the Company's Fresh Market Manager and the Company's ActionManager 4x development platform was established.  Development costs for Fresh Market Manager software incurred from January 2001 through September 2002, totaling $1,063,515, were capitalized.  These costs were amortized on a straight-line basis over four years, beginning in September 2002 when the product was available for general release to customers.  During 2008 and 2007 capitalized development costs of $332,210 and $184,613, respectively were amortized into expense.

In July 2005 and December 2006, the Company reached technological feasibility on 1 new product and 2 major enhancements to existing product offerings.  The Company capitalized $76,001 and $419,393 of development costs associated with these products and enhancements for 2008 and 2007, respectively.  These products were available for general release in FY2008.  We continued capitalization until that time.

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

Earnings Per Share
The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each year. Options and warrants to purchase 1,017,443 and 1,634,517 shares of common stock at prices ranging from $1.50 to $4.00 per share were outstanding at June 30, 2008 and 2007, respectively. These options and warrants, were not included in the diluted (loss) earnings per share calculation because the effect would have been anti-dilutive.

The shares used in the computation of the Company's basic and diluted earnings per common share are reconciled as follows:

	Year ended June 30, 2008	Year ended June 30, 2007

Weighted average shares, basic	9,150,486	8,936,000
Dilutive effect of options and warrants	-	-

Weighted average shares outstanding assuming dilution	9,150,486	8,936,000

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

The weighted-average grant-date fair value of options granted during year ended June 30, 2007 was $3.07 per share. There were no stock options granted in the year ended June 30, 2008. The fair value for the options granted in 2007 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	June 30, 2008	June 30, 2007
Risk-free interest rate	-	4.89%
Expected life (in years)	-	3
Expected volatility	-	123.76%
Expected dividend yield	-	0.00%

The following table summarizes information about fixed stock options and warrants outstanding at June 30, 2008:

	Options and Warrants Outstanding at June 30, 2008			Options and Warrants Exercisable at June 30, 2008

Range of exercise prices	Number Outstanding at June 30, 2008	Weighted average remaining contractual _____life(years)	Weighted average exercise ______price	Number Exercisable at June 30, 2008	Weighted average exercise ______price

$1.50 - $2.50	21,250	5.09	$1.79	21,250	$1.79
$2.76 - $3.50	202,571	1.46	3.23	202,571	3.23
$3.65 - $4.00	793,622	3.25	3.78	793,622	3.78

	1,017,443	2.88	$3.60	1,017,443	$3.60

Fair Value of Financial Instruments
The Company's financial instruments consist of cash, cash equivalents, restricted cash, receivables, payables, accruals and notes payable.  The carrying amount of cash, cash equivalents, restricted cash , receivables, payables and accruals approximates fair value due to the short-term nature of these items.  The notes payable also approximate fair value based on evaluations of market interest rates.

2.             Liquidity

As shown in the consolidated financial statements, the Company had cash flow used in operations in the amount $2,870,775 and 2,948,063 for the years ended, June 30, 2008 and June 30, 2007.  This is a comparative decrease of $77,288 or 3% when comparing the results of the year ended June 30, 2008 to the same period in 2007.

In June 2007, the Company issued 584,000 shares of its Series A Convertible Preferred Stock.  The Company received $5,278,788 net of offering costs associated with the placement.. The Company utilized $1.94 million to collateralize its note payable and eliminate Riverview Financial as its guarantor in July 2008.  The bank note and restricted cash collateralizing the loan bear the same interest rate. The remaining $3.3 million of cash and cash equivalents have been used to fund operations, capital expansion, and other general corporate purposes.

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

3.             Receivables

Trade accounts receivable consist of the following at June 30, 2008 and 2007:

	2008	2007
Trade accounts receivable	$1,072,815	$945,923
Allowance for doubtful accounts	(68,000)	(26,958)
	$1,004,815	$918,965

Unbilled receivables consists of amounts recognized as revenue during the year for which invoices were sent subsequent to June 30, 2008

4.             Property and Equipment

Property and equipment are stated at cost and consist of the following at June 30, 2008 and 2007:

	2008	2007
Computer equipment	$572,124	$429,929
Furniture and equipment	307,278	358,358
Leasehold improvements	135,968	126,063
	1,015,370	914,350
Less accumulated depreciation and amortization	(520,911)	(432,817)
	$494,459	$481,533

Depreciation expense for the years ended June 30, 2008 and 2007 was $175,007 and $86,618, respectively.

5.             Capitalized software costs

Capitalized software costs consist of the following at June 30, 2008 and 2007:

	2008	2007
Capitalized software costs	$2,174,306	$2,096,627
Less accumulated amortization	(1,513,870)	(1,181,660)
	$660,436	$914,967

Amortization expense for the years ended June 30, 2008 and 2007 was $332,210 and $184,613, respectively.

Estimated aggregate amortization expenses for each of the next five years is as follows:

Year ending June 30:
2009	$370,263
2010	252,120
2011	38,053
2012	-
2013	$-

6.             Accrued Liabilities

Accrued liabilities consist of the following at June 30, 2007 and 2006:

	2008	2007
Accrued compensation	$157,470	$155,610
Accrued stock grants	89,456	-
Accrued legal fees	9,580	45,274
Other accrued liabilities	58,468	58,112
Accrued dividends	75,422	28,118
Accrued board compensation	20,000	-
	$410,396	$287,114

7.             Related party line of credit

In February 2006 the Company arranged an unsecured, revolving line of credit with Riverview Financial Corp, a wholly owned affiliate of the Company’s CEO.  The line bore interest at 12% with a fee for advances, and is repaid as funds availability permits.  The line of credit expired on June 15, 2007.  The limit on this line of credit was $800,000. The line was not renewed.

8.             Derivative Liability

In conjunction with raising capital through the issuance of convertible debt, the Company has issued various warrants that have registration rights for the underlying shares.  As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock,” the net value of the warrants at the date of issuance was recorded as long-term derivative liability on the balance sheet as of June 30, 2006 of $489,624.

In accordance with FSP EITF 00-19-2 the derivative liability as of March 31, 2007 of $400,839 was recorded as a cumulative adjustments and the change in fair value from June 30, 2006 to March 31, 2007 of $88,785 has been included as a gain on derivative liability on the Consolidated Statement of Operations.  The “cumulative adjustment” has been reflected as an adjustment to accumulated deficit in the amount of $400,839.

9.             Notes payable and capital leases obligations

The Company had the following notes payable and capital lease obligations at June 30, 2008 and 2007:

	2008	2007
Note payable to a Bank bearing interest at 6.7%, due March 31, 2008. The note was extended to June 30, 2008 and payable within 30 days. Subsequent to year ended June 30, 2008 the note was paid off. The note is secured by a certificate of deposit issued by the same bank, from inception through June 2007 the certificate was issued in the name of Riverview Financial corp. In June 2007 a new certificate in the name of Park City Group was issued. The certificate of deposit is recorded as restricted cash of $1,940,000 on the consolidated balance sheet and earns interest at 6.7%.	$1,940,000	$1,940,000

Capital Lease Obligations:
Capital lease on computer equipment, due in monthly installments of $9,609, imputed interest rates of 10.9%	137,237	45,746

Capital lease on computer equipment, due in monthly installments of $2,125, imputed interest rate of 8.9%	77,193	94,986

Capital lease on furniture and equipment, due in monthly installments of $3,539, imputed interest rate of 11.2%	129,548	155,867

	2,283,978	2,236,599
Less current portion of capital lease obligations and notes payable	(2,083,532)	(2,011,185)
	$200,446	$225,414

Maturities of notes payable and capital leases at June 30, 2008 are as follows:

Year ending June 30:
2009	$2,083,532
2010	96,690
2011	59,966
2012	43,790
$2,283,979

Capital Leases:  Amortization expense related to capitalized leases is included in depreciation expense and was $66,352 and $29,350 for the years ended June 30, 2008 and 2007, respectively.  Accumulated depreciation was $146,237 at June 30, 2008.  This amortized depreciation expenses relates to $501,042 of equipment purchased under capital lease agreements of which $416,221 is still under capital lease at June 30, 2008.

10.           Deferred Revenue

Deferred revenue consisted of the following at June 30, 2008 and 2007:

	2008	2007
Consulting Services	$650	$9,675
Maintenance and Support	479,619	919,743
	$480,269	$929,418

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

Net deferred tax liabilities consist of the following components as of June 30, 2008 and 2007:

	2008	2007
Deferred tax assets:
NOL Carryover	$4,559,703	$3,306,400
Depreciation	15,700	-
Allowance for Bad Debts	26,520	10,514
Accrued Expenses	34,888	197,067
Deferred Revenue	140,051	-
Deferred tax liabilities
Depreciation	-	(4,422)
Valuation allowance	(4,776,862)	(3,509,559)
Net deferred tax asset	$-	$-

The income tax provision differs from the amounts of income tax determined by applying the US federal income tax rate to pretax income from continuing operations for the years ended June 30, 2008 and 2007 due to the following:

	2008	2007
Book Income	$(1,118,590)	$(1,174,535)
Stock for Services	15,600	86,790
Life Insurance	15,478	23,290
Meals & Entertainment	4,379	5,440
Loss on Sales of Assets	(874)	-
NOL Utilization	-	-
Derivative Liability	-	(34,626)
Valuation allowance	1,084,007	1,093,641
	$-	$-

At June 30, 2008, the Company had net operating loss carryforwards of approximately $11,600,000 that may be offset against future taxable income from the year 2008 through 2028.  No tax benefit has been reported in the June 30, 2008 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Financial Accounting Standards Board ("FASB") has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No.109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-like1y-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of FIN 48, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.

At the adoption date of July 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.  There has been no significant change in the unrecognized tax benefit during the year ended June 30, 2008.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of June 30, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions the Company is no longer subject to U.S. federal, state, and local income tax examination by tax authorities for years before December 31, 2005.

12.           Commitments and Contingencies

Legal Proceedings
On June 29, 2007, the Company was served with a complaint from two previous employees titled James D. Horton and Aaron Prevo v. Park City Group, Inc. and Randy Fields, Individually Case No. 070700333, which has been filed in the Second Judicial District Court, Davis County, Utah. The plaintiffs’ complaint alleges that certain provisions of their employment agreements were not honored including breach of employer obligations, fraud, unjust enrichment, and breach of contract.  The plaintiffs are seeking combined damages for alleged unpaid compensation and punitive damages of $520,650 and $2,603,250, respectively. The case is currently in the discovery phase and the Company will continue to vigorously defend this matter. The Company believes that there is no validity to this matter and that the possibility of any adverse outcome to the company is remote.

Operating Leases
Under terms originally entered into in September 1998 for office space the Company paid $10,500 on a month-to-month basis through December 15, 2006.  Total rent expense under this agreement for the year ended June 30, 2007 was $57,750.

The Company has entered into a lease at 3160 Pinebrook Drive, Park City, UT, 84098.  The Company will lease approximately 10,000 square feet for a period of 3 years, with an option to renew for an additional 3 year increments.  Monthly rent is $12,665 with annual increases of 3%.

The payment terms are based on a step-rate lease and results in rent expense of the following:

Year Ending June 30,
2009	$145,565
2010 assumes renewal option exercised	149,932
2011 assumes renewal option exercised	154,430

13.           Employee Benefit Plan

The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code.  In May of 2007, the Company changed its 401(k) provider and trustee from Fiserv/Alliance Benefit Group to Fidelity Investments. Employees who have attained the age of 18 are eligible to participate.  The Company, at its discretion, may match employee’s contributions at a percentage determined annually by the board of directors.  The Company does not currently match contributions.  There were no expenses for the years ended June 30, 2008 and 2007.

14.            Series A Convertible Preferred Stock Offering

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

15.           Stock Compensation Plans
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

Effective June 30, 2006 the board of directors authorized the granting to the Company’s CFO warrants to acquire 80,000 shares of common stock at $3.25 per share with a five year term.  This warrant was cancelled as part of the CFO’s termination agreement.

A schedule of the options and warrants at June 30, 2008 and 2007 is as follows:
		Number of
		Options	Warrants	Prrice per Share
Outstanding at	July 1, 2006	93,288	896,837	$1.50-7.00
	Granted	74,000	611,804	$2.76-4.00
	Exercised	-	-	-
	Cancelled	-	-	-
	Expired	(41,412)	-	$2.00-7.00
Outstanding at	June 30, 2007	125,876	1,508,641	$1.50-4.00
	Granted	-	-	-
	Exercised	-	(488,497)	$2.00
	Cancelled	-	(80,000)	$3.25
	Expired	(30,626)	(17,951)	$2.00
Outstanding at	June 30, 2008	95,250	922,193	$1.50-4.00

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

The Company had a revolving Line of Credit with Riverview to cover short term cash needs pursuant to a promissory note payable.  The credit facility had a maximum draw amount of $800,000 and bore interest at 12% with a fee for advances.  Repayments were made as funds were available, with a due date of June 15, 2007.  The revolving line of credit had no activity in Fiscal Year 2007 and upon expiration was not renewed.  See note 7.

17.           Change in Accounting Principle for Registration Payment Arrangements

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

On January 1, 2007, the Company adopted the provisions of FSP EITF 00−19−2 to account for the registration payment arrangement associated with the Company’s Offering and the Placement Agent warrants to purchase up to 181,818 shares of the Company’s common stock. As of January 1, 2007 and March 31, 2007, management determined that it was not probable that the Company would have any payment obligation under the Registration Payment Arrangement; therefore, no accrual for contingent obligation is required under the provisions of FSP EITF 00−19−2.  Accordingly, the derivative liability account was eliminated.  $400,839 was recorded as a cumulative-effect change in accounting principle against opening accumulated deficit.  The cumulative-effect adjustment was not recorded in the consolidated statement of operations and prior periods were not adjusted.

18.           Registration Payment Obligation

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

•
The maximum contingent obligation under the June 2007 agreement, based on a 24% annual rate, is approximately $116,800 per month, subject to maximum liquidated damages of 12% or $700,800. The contingent obligation is reduced pro rata as registrable shares are sold by investors and is expected to terminate in June 2009 when the registrable shares may be sold without registration under Rule 144(k)

Liquidated damages are payable in cash. The company does not anticipate incurring such damages.

19.           Recent Accounting Pronouncements

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

20.           Subsequent Events

In July, 2008, a note payable to a bank in the amount of 1.940 million was retired with restricted cash.

On August 28, 2008, the Company entered into two Stock Purchase Agreements (the “Purchase Transaction”) relating to the acquisition by the Company of shares of  Series E Preferred Stock from existing stockholders of Prescient Applied Intelligence, Inc., a Delaware corporation (“Prescient”) (the “Series E Preferred Stock”) in exchange for cash.

As a result of the Purchase Transaction, the Company now owns approximately 43% of Prescient’s Series E Preferred Stock. The Purchase Transaction was consummated contemporaneously with the execution of an Agreement and Plan of Merger (“Merger Transaction”), pursuant to which the Company intends to merge Prescient with and into a wholly-owned subsidiary of the Company.  The Merger Transaction provides that Prescient stockholders not parties to the Purchase Transaction will receive cash for their shares of Prescient Common Stock, Series E Preferred Stock and Series G Preferred Stock upon consummation of the merger (“Merger”).

In connection with the Purchase Transaction, the sellers of the Series E Preferred Stock also entered into Lockup and Voting Agreements whereby they, subject to certain limited exceptions, agreed (i) not to transfer any of their shares of Prescient Common Stock or Series G Preferred Stock prior to completion or termination of the Merger and (ii) to vote their shares of Prescient Common Stock and Series G Preferred Stock in favor of the Merger.

Forms of the Agreement and Plan of Merger, Stock Purchase Agreements and Lockup and Voting Agreements have been filed together with form 8-K on September 3, 2008.

On September 2, 2008, Park City Group, Inc. (the “Company”) executed and delivered three promissory notes in an aggregate amount of $2,200,000.  Each of such notes is unsecured, due on or before December 1, 2008 and bears interest at the rate of 10% per annum.

The loan proceeds were used by the Company to fund a portion of the purchase price of shares of Series E Preferred Stock of Prescient Applied Intelligence, Inc., a Delaware corporation (“Prescient”) purchased by the Company. The purchase transaction was the first step in a plan to acquire Prescient in a merger transaction.  The purchase transaction and the merger transaction are described in a Form 8-K filed by the Company on September 3, 2008 and a Schedule 13D filed by the Company with the Securities and Exchange Commission on September 15, 2008.

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)