Form 10-Q
period 2008-09-30
PARK CITY GROUP INC
filed 2008-11-14
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

Commission File Number 000-03718

PARK CITY GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3160 Pinebrook Road; Park City, UT 84098	(435) 645-2000
(Address of principal executive offices)	(Registrant's telephone number)

Indicate by check market whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large-accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                ☐      Accelerated filer        ☐
Non-accelerated filer                                  ☐     Smaller reporting company  [X]
(Do not check if smaller reporting company)

Indicate by checkmark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes    [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 13, 2008

Common Stock, $.01 par value	9,434,903

PARK CITY GROUP, INC.
Table of Contents to Quarterly Report on Form 10-Q

-i-

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets

Assets	September 30, 2008 (unaudited)	June 30, 2008

Current Assets:
Cash and cash equivalents	$321,873	$865,563
Restricted cash	-	1,940,000
Receivables, net of allowance of $68,000 at September 30, 2008 and June 30, 2008	795,803	1,004,815
Unbilled receivables	77,052	116,362
Prepaid expenses and other current assets	68,416	56,438

Total current assets	1,263,144	3,983,178

Property and equipment, net	452,405	494,459

Other assets:
Equity method investment	2,569,981	-
Deposits and other assets	122,391	47,667
Capitalized software costs, net	567,870	660,436

Total other assets	3,260,242	708,103

Total assets	$4,975,791	$5,185,740

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$468,191	$427,582
Accrued liabilities	421,160	410,396
Deferred revenue	256,933	480,269
Current portion of capital lease obligations	141,731	143,532
Line of credit	700,000	-
Note payable - related party	2,199,000	-
Note payable	-	1,940,000

Total current liabilities	4,187,015	3,401,779

Long-term liabilities
Capital lease obligations, less current portion	166,553	200,446

Total liabilities	4,353,568	3,602,225

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized; 612,535 and 605,036 shares of Series A Convertible Preferred issued and outstanding at September 30, 2008 and June 30, 2008, respectively	6,125	6,050
Common stock, $0.01 par value, 50,000,000 shares authorized; 9,432,373 and 9,217,539 issued and outstanding at September 30, 2008 and June 30, 2008, respectively	94,324	92,176
Additional paid-in capital	27,066,569	26,467,700
Subscriptions receivable	(352,500)	-
Accumulated deficit	(26,192,295)	(24,982,411)

Total stockholders' equity	622,223	1,583,515

Total liabilities and stockholders' equity	$4,975,791	$5,185,740

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (Unaudited)
For the Three Months Ended September 30, 2008 and 2007

	Three Months Ended September 30,
	2008	2007
Revenues:
Subscriptions	$58,104	$85,917
Maintenance	288,632	378,806
Professional services and other revenue	145,302	126,472
Software licenses	38,240	263,069

Total revenues	530,278	854,264

Operating expenses:
Cost of services and product support	580,544	579,854
Sales and marketing	300,472	419,301
General and administrative	415,241	621,539
Depreciation and amortization	135,563	111,969

Total operating expenses	1,431,820	1,732,663

Loss from operations	(901,542)	(878,399)

Other income (expense):
Income from patent activities	-	200,000
Loss on equity method investment	(197,205)	-
Interest (expense) income	(22,741)	23,675

Loss before income taxes	(1,121,488)	(654,724)

(Provision) benefit for income taxes	-	-

Net loss	(1,121,488)	(654,724)

Dividends on preferred stock	(88,396)	(82,492)

Net loss applicable to common shareholders	$(1,209,884)	$(737,216)

Weighted average shares, basic and diluted	9,303,000	9,022,000
Basic and diluted loss per share	$(0.13)	$(0.08)

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended September 30, 2008 and 2007

	Three Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,121,488)	$(654,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135,563	111,969
Bad debt expense	-	30,042
Stock issued for services and expenses	20,000	40,000
Loss on equity method investment	197,205	-
Decrease (increase) in:
Trade Receivables	209,012	(501,368)
Unbilled receivables	39,310	(4,394)
Prepaids and other assets	(86,702)	(26,784)
(Decrease) increase in:
Accounts payable	40,610	238,502
Accrued liabilities	(2,643)	(27,482)
Deferred revenue	(223,336)	(256,550)

Net cash used in operating activities	(792,469)	(1,050,789)

Cash Flows From Investing Activities:
Purchase of equity method investment	(2,767,186)	-
Proceeds from sale of patent	-	200,000
Purchase of property and equipment	(943)	(274,102)
Release of restricted cash	1,940,000	-
Capitalization of software costs	-	(62,598)

Net cash used in investing activities	(828,129)	(136,700)

Cash Flows From Financing Activities:
Net increase in lines of credit	700,000	-
Offering costs associated with issuance of stock	-	(24,125)
Proceeds from issuance of stock	153,602	-
Receipt of subscription receivable	-	106,374
Proceeds from issuance of notes payable	2,199,000	-
Payments on notes payable and capital leases	(1,975,694)	(19,097)

Net cash provided by financing activities	1,076,908	63,152

Net decrease in cash	(543,690)	(1,124,337)

Cash and cash equivalents at beginning of period	865,563	3,273,424

Cash and cash equivalents at end of period	$321,873	$2,149,087

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$33,637	$42,581

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends accrued on preferred stock	$88,396	$82,492
Dividends paid with preferred stock	$74,990	$-

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2008

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Park City Group, Inc. (the "Company") is incorporated in the state of Nevada, and the Company’s 98.76% owned subsidiary Park City Group, Inc. is incorporated in the state of Delaware.  All intercompany transactions and balances have been eliminated in consolidation.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10−KSB, are adequate to make the information presented not misleading. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2009.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.”  SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS No. 141R and SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is not permitted.  The Company is evaluating the impact of SFAS No. 141(R) on its condensed consolidated financial statements. The Company does not expect the adoption of these new standards to have an impact on its financial statements.

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

For the three months ended September 30, 2008 and 2007 options and warrants to purchase 1,017,443 and 1,447,517 shares of common stock, respectively, were not included in the computation of diluted EPS due to the dilutive effect.  For three months ended September 30, 2008, 2,041,579 shares of common stock issuable upon conversion of the Company’s Series A Convertible Preferred stock were not included in the diluted EPS calculation as the effect would have been anti-dilutive.

Use of Equity Method on Investment

The Company accounts for its investments in companies subject to significant influence using the equity method of accounting, under which, the Company’s pro-rata share of the net income (loss) of the affiliate is recognized as income (loss) in the Company’s income statement and the Company’s share of the equity of the affiliate is reflected in the Company’s capital stock account and added to the investment on the balance sheet.

For the three months ended September 30, 2008 the Company recognized a $197,205 loss on equity method investment calculated using its 8% ownership of the fully converted amount of common shares outstanding that the Company owns.

NOTE 3 – LIQUIDITY

As shown in the consolidated condensed financial statements, the Company had losses applicable to common shareholders of $1,209,884 and $737,216 for the three months ending September 30, 2008 and 2007, respectively.  The increase in the applicable loss to common shareholders is the result of: (1) a $324,000 decrease in total revenues, (2) the $200,000 loss received in conjunction with the Company’s investment in Prescient Applied Intelligence, Inc. (“Prescient”) , (3) a decrease in income from patent activities of $200,000, and (4) net interest expense increase of $46,000. This increase in loss applicable to common shareholders was partially offset by a decrease of $300,000 in total operating expenses for the three months ended, September 30, 2008 when compared with the same period in 2007. The Company had negative cash flow from operations during the three months ended September 30, 2008 in the amount of $792,469.

The Company believes that current cash flows from operations will allow the Company to fund its currently anticipated operations, capital spending and debt service requirements during the year ending June 30, 2009.  The financial statements do not reflect any adjustments should the Company’s working capital operations and other financing be insufficient to meet spending and debt service requirements.

NOTE 4 – STOCK-BASED COMPENSATION

Park City Group has agreements with a number of employees to issue stock grants vesting over a four year term. 25% of these bonuses are to be paid on each anniversary of the grant dates.

Total shares under these agreements vesting and payable annually to employees is 110,210. The stock grant agreements were dated effective between November 2, 2007 and July 1, 2008.

NOTE 5 – OUTSTANDING STOCK OPTIONS

The following tables summarize information about fixed stock options and warrants outstanding and exercisable at September 30, 2008:

	Options and Warrants Outstanding at September 30, 2008			Options and Warrants Exercisable at September 30, 2008

Range of exercise prices	Number Outstanding at September 30, 2008	Weighted average remaining contractual life (years)	Weighted average exercise price	Number Exercisable at September 30, 2008	Weighted average exercise price

$1.50 - $2.76	95,250	2.44	$2.54	95,250	$2.54
$3.30 - $4.00	922,193	2.65	3.71	922,193	3.71
	1,017,963	2.63	$3.60	1,017,963	$3.60

NOTE 6 – RELATED PARTY TRANSACTIONS

On August 28, 2008, the Company entered into two Stock Purchase Agreements (the “Purchase Transaction”) relating to the acquisition by the Company of shares of  Series E Preferred Stock from existing stockholders of Prescient Applied Intelligence, Inc., a Delaware corporation (“Prescient”) (the “Series E Preferred Stock”) in exchange for cash.

In connection with the acquisition of Prescient, on September 2, 2008, Park City Group, Inc. (the “Company”) executed and delivered three promissory notes with officers and directors of the Company including its Chief Executive Officer in an aggregate amount of $2,199,000.  Each of such notes is unsecured, due on or before December 1, 2008 and bears interest at the rate of 10% per annum.

The loan proceeds were used by the Company to fund a portion of the purchase price of shares of Series E Preferred Stock of Prescient Applied Intelligence, Inc., a Delaware corporation (“Prescient”) purchased by the Company. The purchase transaction was the first step in a plan to acquire Prescient in a merger transaction.  The purchase transaction and the merger transaction are described in a Form 8-K filed by the Company on September 3, 2008 and a Schedule 13D filed by the Company with the Securities and Exchange Commission on September 15, 2008. See note 11.

In March 2006, the Company obtained a note payable from a bank in the amount of $1,940,000.  Riverview Financial Corporation (Riverview), a wholly owned affiliate of the Company’s CEO, guaranteed this note payable from inception through June 2007 and received a fee of 3% per annum of the outstanding balance of the note payable paid monthly as consideration for the guarantee.  In June 2007, using a portion of the proceeds from the sale of its Series A Convertible Preferred Stock, the Company collateralized the note payable from its bank and eliminated its guarantor Riverview. The $1.94 million of collateral was reflected on the balance sheet as restricted cash.  In March 2008 the note was extended.  The extended maturity date for the note payable was June 30, 2008 and the note was retired in July 2008 with restricted cash.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following as of:
	September 30, 2008 (Unaudited)	June 30, 2008
Computer equipment	$573,067	$572,123
Furniture and equipment	307,278	307,278
Leasehold improvements	135,968	135,968
	1,016,313	1,015,369
Less accumulated depreciation and amortization	(563,908)	(520,910)
	$452,405	$494,459

NOTE 8 – CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following as of:
	September 30, 2008 (Unaudited)	June 30, 2008
Capitalized software costs	$2,174,305	$2,174,305
Less accumulated amortization	(1,606,435)	(1,513,869)
	$567,870	$660,436

NOTE 9 – ACCRUED LIABILITIES

Company Accrued liabilities consist of the following as of:
	September 30, 2008 (Unaudited)	June 30, 2008
Accrued compensation	$145,211	$157,470
Other accrued liabilities	90,298	58,468
Preferred dividends payable	88,828	75,422
Accrued stock compensation	84,784	89,456
Accrued board compensation	7,500	20,000
Accrued legal fees	4,539	9,580
	$421,160	$410,396

NOTE 10 – INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2000.

The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for 2004 in July 2007. The examination was completed in July 2008 and resulted in a proposed adjustment of $446,681 and $46,478 to the Company’s net operating loss (NOL) carryforward for 2004 and 2005, respectively.   The proposed adjustment was the result of interest that was accrued by the Company in accordance with certain related party debt with Riverview Financial but was never required to be paid in subsequent years. The Company agreed with the proposed adjustment resulting in a reduction of its NOL in the amount of $493,159.   The accrued interest adjustments do not result in a material change to the Company’s financial position given the amount of its net operating loss carryforward.

The Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, on July 1, 2007.  The Company did not record any amounts as a result of the implementation of FIN 48.

Included in the balance at September 30, 2008 are nominal amounts of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the three months ended September 30, 2008 and 2007, the Company did not recognize any interest or penalties.  The Company does not have any interest and penalties accrued at September 30, 2008, and June 30, 2008.

NOTE 11 – EQUITY METHOD INVESTMENT

On August 28, 2008, the Company entered into two Stock Purchase Agreements (the “Purchase Transaction”) relating to the acquisition by the Company of shares of  Series E Preferred Stock from existing stockholders of Prescient Applied Intelligence, Inc., a Delaware corporation (“Prescient”) (the “Series E Preferred Stock”) in exchange for cash.

As a result of the Purchase Transaction, the Company now owns approximately 43% of Prescient’s Series E Preferred Stock or 8% of the total outstanding common shares on a fully converted basis. The Purchase Transaction was consummated contemporaneously with the execution of an Agreement and Plan of Merger (“Merger Transaction”), pursuant to which the Company intends to merge Prescient with and into a wholly-owned subsidiary of the Company.  The Merger Transaction provides that Prescient stockholders not parties to the Purchase Transaction will receive cash for their shares of Prescient Common Stock, Series E Preferred Stock and Series G Preferred Stock upon consummation of the merger (“Merger”).

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

Forms of the Agreement and Plan of Merger, Stock Purchase Agreements and Lockup and Voting Agreements have been filed together with form 8-K on September 3, 2008.  Based on these agreements, the Company’s voting control of approximately 43% of Prescient’s common stock and the Company's president and CEO now serving as Prescient's CEO, the Company has accounted for its investment in Prescient using the equity method.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-KSB for the year ended June 30, 2008 incorporated herein by reference.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward looking statements.  The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements."  Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our June 30, 2008 Form 10-KSB annual report, incorporated herein by reference.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

We have experienced recent significant developments that we expect to have a positive impact on the company, although there is no assurance that the expected positive impact will take place.  Recent developments that occurred as of and during the three months ended, September 30, 2008 included the following:

•	The Company currently has 6 active software implementations in process as of September 30, 2008.
•
The Company is currently in the process of acquiring and merging with Prescient Applied Intelligence, Inc. (OTCBB: PPID) and believes the resultant merger will significantly increase its scale and access to both suppliers and leading industry retailers.

Results of Operations For The Three Months Ended September 30, 2008 and 2007

Total Revenues

Total revenues were $530,278 and $854,264 for the three months ended September 30, 2008 and 2007, respectively, a 38% decrease.  This $323,986 decrease in total revenues is the result of (1) a $224,829 decrease in license revenues, and, (2) an $18,830 increase in professional services and other revenues and, (3) a $27,813 decrease in subscriptions revenue, and (4) a $90,174 decrease in maintenance revenue. This decrease was primarily made up of the $224,829 decrease in license revenues that was further impacted as a result of two maintenance customers who did not renew for fiscal 2009.  Management believes that as their focus continues to be aimed at marketing the Company’s products and services on a subscription basis, there may be periodic impacts to the Company’s software sales on a license basis.  Furthermore, given the historical stability of the Company’s software products, customers who have utilized the software for some time may not perceive the ongoing value of renewing maintenance contracts annually in advance.

Subscription Revenue

Subscription revenues were $58,104 and $85,917, for the three months ended September 30, 2008 and 2007 respectively; a decrease of 32% in the three months ended, September 30, 2008 when compared with the three months ended, September 30, 2007.  This $27,813, decrease was the result of two customers that did not renew their annual subscriptions or who did not gain acceptance from their supplier sponsor.  The Company continues to focus its strategic initiatives to increase the number of retailers, suppliers and manufacturers that use its software on a subscription basis using a introductory trial to illustrate results to its prospects. However, while Management believes that marketing its Supply Chain Profit Link (SCPL) software as a renewable and recurring subscription is an effective strategy, it cannot be assured that subscribers will renew the service at the same level in future years, propagate services to new categories, or recognize the need for expanding the service offering to the Company’s suite of actionable products and services.

Maintenance Revenue

Maintenance revenues were $288,632 and $378,806 for the three months ended September 30, 2008 and 2007, respectively, a decrease of 24% in the three months ended, September 30, 2008 compared with the three months ended, September 30, 2007.  The $90,174 decrease is primarily due to the loss of two customer maintenance agreements. Due to the historical reliability of the Company’s suite of products, from time to time, customers may not perceive the ongoing value of paying for maintenance when the frequency of maintenance activities needed by a customer becomes infrequent.

Professional Services and Other Revenue

Professional Services and other revenue were $145,302 and $126,472 for the three months ended September 30, 2008 and 2007, respectively, an increase of 15%.  This $18,830 increase is due to the increase in analytics services provided to one national retail grocer chain to analyze its shrink, out-of-stocks, and other key performance indicators.  Management believes that professional services may experience periodic fluctuations as the need for its analytic’s offerings and change-management services becomes a natural addition to its software as a service (SaaS) offerings.

License Revenue

Software license revenues were $38,240 and $263,069 for the three months ended September 30, 2008 and 2007, respectively, a decrease of 85%. This $224,829 decrease in license revenues in the three months ended September 30, 2008 when compared with the same period ended September 2007 is the result of the Company’s efforts to focus its resources on recurring subscription based revenues. Although the Company has not eliminated the sale of its suite of products on a license basis, it is difficult to predict and forecast future software license sales.

Cost of Services and Product Support

Cost of services and product support were $580,544 and $579,854 for the three months ended September 30, 2008 and 2007 respectively, a 0.12% increase in the three months ended September 30, 2008 compared with the three months ended September 30, 2007.  In fiscal 2008, the Company has put in place the necessary resources and staff in order to address its business strategy of software on a subscription.  This modification of its business strategy has resulted in the automation of certain IT data gathering and processing which has resulted in a nominal growth in its expenditures related to ongoing product support and IT services.

Sales and Marketing Expense

Sales and marketing expenses were $300,472 and $419,301 for the three months ended September 30, 2008 and 2007, respectively, a 28% decrease.  This $118,829 decrease in the three months ended September 30, 2008 when compared with the three months ended September 30, 2007 is attributable to: (1) a $57,000 decrease in reliance on outside service consultants, (2) a $22,000 decrease in sales related travel costs as a result of contacting prospects and customers through web-conferencing and other telecom means, and (3) a $40,000 reduction in indirect sales staff and fewer trade shows.

General and Administrative Expense

General and administrative expenses were $415,241 and $621,539 for the three months ended September 30, 2008 and 2007, respectively, a 33% decrease in the three months ended September 30, 2008 compared with the three months ended September 30, 2007.  This $206,298 decrease is due to the following: (1) a $106,000 decrease in legal fees associated with the Company’s defense of its patents, (2) a $80,000 decrease in stock compensation expense under FAS 123R, and, (3) a $20,000 decrease in consulting costs associated with compliance with the 2002 Sarbanes Oxley Act.

Depreciation and Amortization Expense

Depreciation and Amortization expenses were $135,563 and $111,969 for the three months ended September 30, 2008 and 2007, respectively, an increase of 21% in the three months ended September 30, 2008 compared with the three months ended September 30, 2007.  This increase of $23,594 is attributable to software costs capitalized in prior years and the resultant amortization due to the completion of the significant enhancements and the release of the developed product.

Other Income and Expense

There was no income from patent activities for the three months ended September 30, 2008 when compared with income from patent activities of $200,000 for the three months ended September 30, 2007. As a result of the Company’s ownership of approximately 8% of the fully converted outstanding common shares of Prescient Applied Intelligence, Inc. (“Prescient”) and voting control of 43% of Prescient’s common stock, and in accordance with the Equity Method of accounting for investment, the Company recognized a loss of $197,205 for the three months ended September 30, 2008 (See Note 11.) Net interest expense was $22,741 for the three months ended September 30, 2008 compared with net interest income of $23,675 for the three months ended September 30, 2007.  This $46,416 change in net interest income in the three months ended September 30, 2008 when compared with the three months ended September 30, 2007 is the result of (1) interest expenses on short term notes payable with directors and officers issued in connection with financing arrangements associated with the acquisition of Prescient (See Note 6.), and (2) the Company using its restricted cash to pay off a note payable with its bank in July 2008.

Preferred Dividends

Dividends accrued on preferred stock was $88,396 for the three months ended September 30, 2008 when compared with $82,492 accrued in the same period in 2007. The preferred dividends are the result of the issuance of 584,000 shares of the Company’s Series A Convertible Preferred Stock that occurred in June 2007. Holders of the preferred stock are entitled to a 5.00% annual dividend payable quarterly in either cash or preferred stock at the option of the Company with fractional shares paid in cash.

Liquidity and Capital Resources

Net Cash Used in Operating Activities

Net cash used in operations for the three months ended September 30, 2008, was $792,469 when compared with $1,050,789 for the same period in 2007.  The decrease in cash flows used in operations was the result of (1) a decrease it trade receivables from collecting outstanding accounts., (2) a decrease in accounts payable as the company has continued to focus efforts of reducing costs, and  (3) an increase in loss from subsidiary that was not applicable in the same period in 2007,

Net Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended September 30, 2008 was $828,129 compared with net cash used in investing activities of $136,700 during the three months ended September 30, 2007. The comparative increase in cash used in investing activities was primarily due to an investment by the Company in a portion of Series E Preferred Stock in conjunction with the acquisition and merger of Prescient Applied Intelligence, Inc., This reduction was partially offset by (1) a decrease in capital expenditures, (2) a reduction of software development costs capitalized under FAS 86, and (3) no income from the sale of patents recorded in the current period that were recorded in the same period 2007.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $1,076,908 and $63,152 for the three months ended September 30, 2008 and 2007 respectively. The change in net cash provided by financing activities is attributable to draws from a line of credit with the Company’s bank and proceeds raised through placement of certain notes payable with the Company’s officers and directors in conjunction with financing the initial step of acquiring Prescient Applied Intelligence, Inc. The increase in the financing of the target acquisition was partially offset by the repayment of a $1.94 million note payable with the Company’s bank using restricted cash of the same amount.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents, and restricted cash was $321,873 at September 30, 2008, a decrease of $2,483,690 over the $2,805,563 of cash, cash equivalents and restricted cash June 30, 2008.  This comparative decrease from June 30, 2008 to September 30, 2008 is primarily the result of restricted cash utilized to retire a note payable and cash used to fund operations.

Current Assets

Current assets at September 30, 2008 totaled $1,263,144, a 68% decrease from current assets on hand of $3,983,178 at June 30, 2008.  The $2,720,034 decrease in current assets is due in part to; (1) $1.94 million of restricted cash used in the period to retire a note payable with a bank of the same amount, and (2) cash used by the Company in order to fund operations, and (3) a decrease in accounts receivable.

Current Liabilities

Current liabilities as of September 30, 2008 and September 30, 2007 were $4,187,015 and $3,401,779 respectively.  This 23% increase in current liabilities for the three months ended September 30, 2008 when compared with the same period in 2007 is due to the Company’s use of a line of credit and issuance of notes payable to certain officers and directors to raise the necessary funds in order to fund the acquisition of Prescient Applied Intelligence, Inc.  This increase in current liabilities was partially offset by the retirement of a note payable with the Company’s bank in the amount of $1.94 million.

Working Capital

At September 30, 2008, the Company had negative working capital of $2,923,871, as compared with working capital of $581,399 at June 30, 2008.  This $3,505,270 decrease in working capital is due to the Company securing both notes payable and using a line of credit to facilitate an investment in Prescient Applied Intelligence, Inc.

Liquidity and Capital Resources General

Historically, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from banks, loans from the CEO and majority shareholder, and private placements of equity securities.  In July 2007, the sale of 584,000 shares of Series A Convertible Preferred Stock, the Company was able to eliminate Riverview Financial Corp as its guarantor and maintained its own collateralization of the note payable for $1.940 million. The note payable was retired in July 2008. In August, 2008, the Company secured notes payable from officers and directors in the amount of $2,199,000 and used lines of credit to facilitate an investment in Prescient Applied Intelligence, Inc. in the amount of approximately $2.767 million.

On August 28, 2008, the Company, PAII Transitory Sub, Inc., a Delaware corporation (“Merger Sub”), a wholly-owned subsidiary of the Company and Prescient Applied Intelligence, Inc. (“Prescient”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement is incorporated by reference in an 8-K filed with the Securities and Exchange Commission on September 3, 2008.

The Company is required, under the Merger Agreement, to make an initial deposit of $2,500,000 into escrow at such time as the Securities and Exchange Commission has no further comment of Prescient’s proxy statement related to the Merger Transaction.  The balance of the funds necessary to complete the Merger (approximately $2,300,000) are required to be placed into escrow at least one (1) business day prior to the date of the Prescient’s shareholders’ meeting, anticipated before the end of the calendar year.  In the event the Company fails to complete the Merger or breaches any provision of the Agreement, after an opportunity to cure in some cases, after the initial escrow deposit (i) the amount that has been placed into escrow, will be transferred to Prescient and become its property; and (ii) Prescient will be able to purchase from the Company, at a purchase price of $.001 per share, 100% of the Series E Preferred Stock that it owns. This would result in a forfeit of all of the Company’s escrow deposit.

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

The required funds for the transaction will be raised through a series of private transactions using bank debt, Company cash, and other debt instruments containing conversion features into the Company’s common stock, the details of which are currently pending.

The Company believes that anticipated revenue growth, consummation of the merger, and cost control will allow the Company to meet its minimum operating cash requirements for the next twelve months.

The financial statements do not reflect any adjustments should the Company’s pending merger or operational objectives not be achieved. Although the Company anticipates that it will meet its working capital requirements, there can be no assurances that the Company will be able to meet its working capital requirements.  Should the Company desire to raise additional equity or debt financing, there are no assurances that the Company could do so on acceptable terms.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS No. 157 will have on the Company's financial position, results of operations and liquidity and its related disclosures.

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

Deferred Income Taxes and Valuation Allowance

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

Revenue Recognition

The Company derives revenues from four primary sources, software licenses, maintenance and support services, professional services and software subscription.  New software licenses include the sale of software runtime license fees associated with deployment of the Company’s software products.  Software license maintenance updates and product support are typically annual contracts with customers that are paid in advance or specified as terms in the contract. Maintenance provides the customer access to software service releases, bug fixes, patches and technical support personnel.  Professional service revenues are derived from the sale of services to design, develop and implement custom software applications. Subscription revenues are derived from the sale of the Company’s products on a subscription basis.  Supply Chain Profit Link, is a category management product that is sold on a subscription basis. The Company intends to offer all of its software solutions on a subscription basis in fiscal 2009.

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

Stock-Based Compensation

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

Impairment and Useful Lives of Long-lived Assets

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. Historically, our investment portfolio consists of a variety of financial instruments, including, but not limited to, money market securities, floating rate securities, and certificates of deposit. As of September 30, 2008, our investment portfolio consisted of only cash.

It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

We believe that the market risk arising from our holdings of these financial instruments is minimal. We do not utilize derivative financial instruments to manage our interest rate risks.

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2008.

Cash and Cash Equivalents:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$321,873	1.50%
Money market funds	-	-
Certificates of deposit	-	-
Total cash and cash equivalents	$321,873

Item 4 - Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2008. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial and Principal Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

On June 29, 2007, the Company was served with a complaint from two previous employees titled James D. Horton and Aaron Prevo v. Park City Group, Inc. and Randy Fields, Individually Case No. 070700333, which has been filed in the Second Judicial District Court, Davis County, Utah. The plaintiffs’ complaint alleges that certain provisions of their employment agreements were not honored including breach of employer obligations, fraud, unjust enrichment, and breach of contract.  The plaintiffs are seeking combined damages for alleged unpaid compensation and punitive damages of $520,650 and $2,603,250, respectively. The case is currently in the discovery phase and the Company will continue to vigorously defend this matter. The Company believes that there is no validity to this matter and that the possibility of any adverse outcome to the Company is remote

Item 1A -  Risk Factors

There were no material changes from the risk factors previously disclosed in Part II, Item 6. “Risk Factors” in our Annual Report on Form 10-KSB for the year ended June 30, 2008.

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

In September 2008, the Company issued 45,000 shares of common stock to T. MacInnis in a non-public offering in exchange for $105,750 as a subscription receivable.

In September 2008, the Company issued 105,000 shares of common stock to H. Bibicoff in a non-public offering in exchange for $246,750 as a subscription receivable.

Such shares of stock were not registered and were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 3 – Defaults upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2008	PARK CITY GROUP, INC

By /s/ Randall K. Fields
Randall K. Fields, Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: November 14, 2008	By /s/ John R. Merrill
John R. Merrill, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)