Form 10-Q
period 2008-12-31
PARK CITY GROUP INC
filed 2009-02-20
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

Commission File Number: 000-03718

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

Indicate by checkmark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes    [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 17, 2009

Common Stock, $.01 par value	9,460,816

PARK CITY GROUP, INC.

-i-

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets

Assets	December 31, 2008 (unaudited)	June 30, 2008

Current Assets:
Cash and cash equivalents	$397,474	$865,563
Restricted cash	2,500,000	1,940,000
Receivables, net of allowance of $52,000 and $68,000 at December 31, 2008 and June 30, 2008	481,712	1,004,815
Unbilled receivables	19,583	116,362
Prepaid expenses and other current assets	78,092	56,438

Total current assets	3,476,861	3,983,178

Property and equipment, net	448,772	494,459

Other assets:
Equity method investment	2,604,390	-
Deposits and other assets	194,551	47,667
Capitalized software costs, net	475,274	660,436

Total other assets	3,274,215	708,103

Total assets	$7,199,848	$5,185,740

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$586,295	$427,582
Accrued liabilities	679,902	410,396
Deferred revenue	453,172	480,269
Current portion of capital lease obligations	152,279	143,532
Line of credit	700,000	-
Note payable - related party	2,199,000	-
Note payable	-	1,940,000

Total current liabilities	4,770,648	3,401,779

Long-term liabilities
Line of credit	2,720,000	-
Capital lease obligations, less current portion	157,028	200,446

Total liabilities	7,647,676	3,602,225

Commitments and contingencies

Stockholders' equity (deficit):

Preferred stock, $0.01 par value, 30,000,000 shares authorized; 621,335 and 605,036 shares of Series A Convertible Preferred issued and outstanding at December 31, 2008 and June 30, 2008, respectively	6,213	6,050
Common stock, $0.01 par value, 50,000,000 shares authorized; 9,434,903 and 9,217,539 issued and outstanding at December 31, 2008 and June 30, 2008, respectively	94,349	92,176
Additional paid-in capital	27,161,478	26,467,700
Subscriptions receivable	(352,500)	-
Accumulated deficit	(27,357,368)	(24,982,411)

Total stockholders' equity (deficit)	(447,828)	1,583,515

Total liabilities and stockholders' equity (deficit)	$7,199,848	$5,185,740

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (Unaudited)
For the Three and Six Months Ended December 31, 2008 and 2007

	Three Months ended December 31,		Six Months ended December 31,
	2008	2007	2008	2007
Revenues:
Subscriptions	$79,166	$34,027	$137,270	$119,944
Maintenance	299,686	381,702	588,318	760,508
Professional services and other revenue	65,650	78,768	210,952	205,240
Software licenses	9,560	-	47,800	263,069

Total revenues	454,062	494,497	984,340	1,348,761

Operating expenses:
Cost of services and product support	455,222	581,296	1,035,766	1,161,150
Sales and marketing	232,532	582,545	533,004	1,001,846
General and administrative	508,601	582,530	923,842	1,204,069
Depreciation and amortization	137,678	122,574	273,241	234,543

Total operating expenses	1,334,033	1,868,945	2,765,853	3,601,608

Loss from operations	(879,971)	(1,374,448)	(1,781,513)	(2,252,847)

Other income (expense):
Income from patent activities	-	-	-	200,000
Gain (loss) on equity method investment	34,409	-	(162,796)	-
Gain on disposal of assets	100	-	100	-
Interest (expense) income	(79,933)	13,379	(102,674)	37,054

Loss before income taxes	(925,395)	(1,361,069)	(2,046,883)	(2,015,793)

(Provision) benefit for income taxes	-	-	-	-

Net loss	(925,395)	(1,361,069)	(2,046,883)	(2,015,793)

Dividends on preferred stock	(239,678)	(74,634)	(328,074)	(157,126)

Net loss applicable to common shareholders	$(1,165,073)	$(1,435,703)	$(2,374,957)	$(2,172,919)

Weighted average shares, basic and diluted	9,435,000	9,155,000	9,390,000	9,088,000
Basic and diluted loss per share	$(0.12)	$(0.16)	$(0.25)	$(0.24)

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)
For the Six Months Ended December 31,

	2008	2007

Cash flows from operating activities:
Net loss	$(2,046,883)	$(2,015,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	273,241	234,543
Bad debt expense	(16,000)	82,042
Stock issued for services and expenses	27,023	40,000
Gain on sale of patent	-	(200,000)
Loss on equity method investment	162,796	-
Decrease (increase) in:
Trade Receivables	539,103	(137,782)
Unbilled receivables	96,779	464,640
Prepaids and other assets	(168,538)	(6,798)
(Decrease) increase in:
Accounts payable	158,713	198,480
Accrued liabilities	104,422	86,145
Deferred revenue	(27,097)	(448,197)

Net cash used in operating activities	(896,441)	(1,702,720)

Cash Flows From Investing Activities:
Purchase of equity method investment	(2,767,186)	-
Deposit of restricted cash into escrow	(2,500,000)	-
Proceeds from sale of patent	-	200,000
Purchase of property and equipment	(42,393)	(314,615)
Release of restricted cash	1,940,000	-
Capitalization of software costs	-	(76,001)

Net cash used in investing activities	(3,369,579)	(190,616)

Cash Flows From Financing Activities:
Net increase in lines of credit	3,420,000	-
Offering costs associated with issuance of stock	-	(24,125)
Proceeds from issuance of stock	153,602	-
Receipt of subscription receivable	-	106,374
Proceeds from issuance of notes payable	2,199,000	-
Payments on notes payable and capital leases	(1,974,671)	(37,129)

Net cash provided by financing activities	3,797,931	45,120

Net decrease in cash	(468,089)	(1,848,216)

Cash and cash equivalents at beginning of period	865,563	3,273,424

Cash and cash equivalents at end of period	$397,474	$1,425,208

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$54,169	$40,602

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends accrued on preferred stock	$328,074	$75,136
Dividends paid with preferred stock	$162,990	$81,990

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2008

NOTE 1 – SUMMARY DESCRIPTION OF BUSINESS AND CONSUMMATION OF MERGER

Park City Group, Inc. (the “Company”) is incorporated in the state of Nevada, and the Company’s 98.76% owned subsidiary, Park City Group, Inc., is incorporated in the state of Delaware.  All intercompany transactions and balances have been eliminated in consolidation.

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

As disclosed in Note 12, on January 13, 2009, the Company consummated a merger of PAII Transitory Sub, Inc., a wholly-owned subsidiary of the Company, with and into Prescient Applied Intelligence, Inc. (“Prescient”) (the “Prescient Merger”). As a result of the Prescient Merger, the Company owns 100% of Prescient.  The Company acquired Prescient because Prescient has complimentary software product offerings, and markets its products to customers that could benefit from the principal products and offerings marketed by the Company, thereby providing the Company with substantial additional revenue opportunities.  The total purchase price of $9,728,292 paid by the Company exceeded the fair value of the net assets acquired.  The Company is in the process of obtaining a valuation report, which will be used to allocate the purchase price to the assets acquired and the liabilities assumed, including goodwill and amortizable intangibles.  The accompanying unaudited consolidated financial statements of the Company do not contain the results of operations of Prescient, or the impact on the Company’s financial position resulting from consummation of the Prescient Merger.  The unaudited pro forma combined condensed financial statements of the Company and Prescient for the year ended June 30, 2008 and as of and for the three months ended September 30, 2008, are filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission (“Commission”) on February 9, 2009. The pro forma financial statements are not necessarily indicative of what the Company’s financial position or results of operations actually would have been had the Company completed the Prescient Merger at the dates indicated, and do not purport to project the future financial position or operating results of the combined company.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10−KSB, are adequate to make the information presented not misleading. Operating results for the six months ended December 31, 2008 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2009.  In this regard, as a result of the consummation of the Prescient Merger on January 13, 2009, as discussed in Note 12, operating results for the six months ended June 30, 2009 are likely to be different from operating results for the six months ended December 31, 2008, and those differences are likely to be material.

Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.”  SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS No. 141R and SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is not permitted.  The Company is evaluating the impact of SFAS No. 141(R) on its consolidated condensed financial statements. The Company does not expect the adoption of these new standards to have an impact on its financial statements.
In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP FAS No. 142-3 is not expected to have a material impact on our results of operations, financial position or liquidity.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” , (SFAS No. 162), which becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to US Auditing Standards (AU) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles . SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. SFAS No. 162 is not expected to have an impact on the Company’s financial position, results of operations or liquidity.

In June 2008, the FASB ratified FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP No. EITF 03-6-1), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “ Earnings per Share” (SFAS No. 128). FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. The Company is currently evaluating the impact of adopting FSP No. EITF 03-6-1 on its consolidated results of operations.

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

For the six months ended December 31, 2008 and 2007 options and warrants to purchase 1,012,793 and 1,031,297 shares of common stock, respectively, were not included in the computation of diluted EPS due to the anti-dilutive effect.  For the six months ended December 31, 2008 and December 31, 2007, 2,071,117 and 1,946,629 shares of common stock issuable upon conversion of the Company’s Series A Convertible Preferred Stock, respectively, were not included in the diluted EPS calculation as the effect would have been anti-dilutive.

Use of Equity Method on Investment
The Company accounts for its investments in companies subject to significant influence using the equity method of accounting, under which, the Company’s pro-rata share of the net income (loss) of the affiliate is recognized as income (loss) in the Company’s income statement and the Company’s share of the equity of the affiliate is reflected in the Company’s capital stock account in the equity method investment on the balance sheet.

For the six months ended December 31, 2008 the Company recognized a $162,796 loss on equity method investment calculated using its 8% ownership of the fully converted amount of common shares outstanding that the Company owns.

NOTE 3 – LIQUIDITY

As shown in the consolidated condensed financial statements, the Company had losses applicable to common shareholders of $2,374,957 and $2,172,919 for the six months ended December 31, 2008 and 2007, respectively.  The increase in the applicable loss to common shareholders is the result of: (1) a $364,000 decrease in total revenues, (2) the $163,000 loss on equity method investment from the Company’s investment in Prescient, (3) a decrease in income from patent activities of $200,000, (4) net interest expense increase of $140,000, and (5) an increase in dividends on preferred stock of $171,000. This increase in loss applicable to common shareholders was partially offset by a decrease of $836,000 in total operating expenses for the six months ended December 31, 2008 when compared with the same period in 2007. The Company had negative cash flow from operations during the six months ended December 31, 2008 in the amount of $896,441.

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

•	Total shares under these agreements vesting and payable annually to employees is 120,210. The stock grant agreements were dated effective between November 2, 2007 and November 21, 2008.

NOTE 5 – OUTSTANDING STOCK OPTIONS

The following tables summarize information about fixed stock options and warrants outstanding and exercisable at December 31, 2008:

	Options and Warrants Outstanding at December 31, 2008			Options and Warrants Exercisable at December 31, 2008
Range of exercise prices	Number Outstanding at December 31, 2008	Weighted average remaining contractual life (years)	Weighted average exercise price	Number Exercisable at December 31, 2008	Weighted average exercise price

$1.50 - $2.76	90,600	2.32	$2.59	90,600	$2.5
$3.30 - $4.00	922,193	2.65	3.71	922,193	3.71

	1,012,793	2.62	$3.61	1,012,793	$3.61

NOTE 6 – RELATED PARTY TRANSACTIONS

On August 28, 2008, the Company entered into two Stock Purchase Agreements (the “Purchase Transaction”) relating to the acquisition by the Company of shares of  Series E Preferred Stock from existing stockholders of Prescient (the “Series E Preferred Stock”) in exchange for cash. In connection with the acquisition, on September 2, 2008, the Company executed and delivered three promissory notes with officers and directors of the Company, including its Chief Executive Officer, in an aggregate amount of $2,199,000.  Each of such notes is unsecured, due on or before December 1, 2008 and bears interest at the rate of 10% per annum. These notes were extended through close of the Prescient Merger (see Note 12), and $1.0 million of the notes were repaid while the remaining is in process of being refinanced into long term agreements.

The loan proceeds were used by the Company to fund a portion of the purchase price of the shares of the Series E Preferred Stock purchased by the Company. The purchase transaction was the first step in a plan to acquire Prescient.  The Purchase Transaction and the proposed Prescient Merger transaction are described in a Form 8-K filed by the Company on September 3, 2008 and a Schedule 13D filed by the Company with the Commission on September 15, 2008. See note 11.

In March 2006, the Company obtained a note payable from a bank in the amount of $1,940,000.  Riverview Financial Corporation (Riverview), a wholly owned affiliate of the Company’s Chief Executive Officer, guaranteed this note payable from inception through June 2007 and received a fee of 3% per annum of the outstanding balance of the note payable paid monthly as consideration for the guarantee.  In June 2007, using a portion of the proceeds from the sale of its Series A Convertible Preferred Stock, the Company collateralized the note payable from its bank and eliminated Riverview as the guarantor. The $1.94 million of collateral was reflected on the balance sheet as restricted cash.  In March 2008 the note was extended.  The extended maturity date for the note payable was June 30, 2008 and the note was retired in July 2008 with restricted cash.

In November 2008, the Company obtained a line of credit from a bank in the amount of $3.0 million. Riverview Financial Corporation (Riverview), a wholly owned affiliate of the Company’s Chief Executive Officer, guarantees this line of credit, and receives a fee of 3% per annum of the outstanding balance of the line of credit paid monthly as consideration for the guarantee.  At December 31, 2008, the line was drawn in the amount of $2,720,000. The line of credit bears an interest rate of 7.26% per annum and matures November 24, 2010.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following as of:
	December 31, 2008 (Unaudited)	June 30, 2008
Computer equipment	$612,794	$572,123
Furniture and equipment	307,278	307,278
Leasehold improvements	135,968	135,968
	1,056,040	1,015,369
Less accumulated depreciation and amortization	(607,268)	(520,910)
	$448,772	$494,459

NOTE 8 – CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following as of:
	December 31, 2008 (Unaudited)	June 30, 2008
Capitalized software costs	$2,174,305	$2,174,305
Less accumulated amortization	(1,699,031)	(1,513,869)
	$475,274	$660,436

NOTE 9 – ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:
	December 31, 2008 (Unaudited)	June 30, 2008
Accrued compensation	$148,889	$157,470
Other accrued liabilities	59.521	58,468
Preferred dividends payable	240,506	75,422
Accrued stock compensation	134,147	89,456
Accrued board compensation	15,000	20,000
Accrued interest	81,839	-
Accrued legal fees	-	9,580
	$679,902	$410,396

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

Included in the balance at December 31, 2008 are nominal amounts of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the six months ended December 31, 2008 and 2007, the Company did not recognize any interest or penalties.  The Company does not have any interest and penalties accrued at December 31, 2008, and June 30, 2008.

NOTE 11 – EQUITY METHOD INVESTMENT

As a result of the Purchase Transaction whereby the Company acquired the Series E Preferred Stock of Prescient, the Company now owns approximately 43% of Prescient’s Series E Preferred Stock or 8% of the total outstanding common shares on a fully converted basis. The Purchase Transaction was consummated contemporaneously with the execution of an Agreement and Plan of Merger entered into in connection with the proposed Prescient Merger, pursuant to which the Company intends to merge Prescient with and into a wholly-owned subsidiary of the Company.  The proposed Prescient Merger provides that Prescient stockholders not parties to the Purchase Transaction will receive cash for their shares of Prescient Common Stock, Series E Preferred Stock and Series G Preferred Stock upon consummation of the Prescient Merger.

In connection with the Purchase Transaction, the sellers of the Series E Preferred Stock also entered into Lockup and Voting Agreements whereby they, subject to certain limited exceptions, agreed (i) not to transfer any of their shares of Prescient common stock or Series G Preferred Stock prior to completion or termination of the Prescient Merger and (ii) to vote their shares of Prescient common stock and Series G Preferred Stock in favor of the Prescient Merger.

Forms of the Agreement and Plan of Merger, Stock Purchase Agreements and Lockup and Voting Agreements have been filed together with Form 8-K on September 3, 2008.  Based on these agreements and the Company’s voting control of approximately 43% of Prescient’s common stock, the Company has accounted for its investment in Prescient using the equity method.

In December 2008, the Company deposited $2,500,000 into an escrow account for the acquisition of Prescient, which acquisition closed on January 13, 2009 (see Note 12).  The $2,500,000 escrow deposit is recorded as restricted cash as of December 31, 2008.

NOTE 12 – SUBSEQUENT EVENTS

On January 13, 2009, the Company consummated the Prescient Merger, pursuant to which the Company merged PAII Transitory Sub, Inc., a wholly-owned subsidiary of the Company, with and into Prescient. As a result of the Prescient Merger, the Company owns 100% of Prescient.  As a result of the consummation of the Prescient Merger, the stockholders of Prescient will receive cash for their Common Stock and Series E Preferred Stock. The Company has designated Interwest Transfer Company, Salt Lake City, Utah, as the Exchange Agent to disburse the merger consideration, consisting of $0.055 for each share of Prescient common stock issued and outstanding on January 13, 2009, and $4,098.00 for each share of Series E Preferred Stock of Prescient (“Merger Consideration”).  Prescient shareholders were mailed a letter of transmittal and instructions advising them how to surrender their certificates in exchange for the Merger Consideration, following the close of Prescient’s stock ledger on January 20, 2009.

The Company retired $1.0 million of the short term notes with officers and directors in January 2009. See Note 6.

The Company acquired Prescient because Prescient has complimentary software product offerings, and markets its products to customers that could benefit from the principal products and offerings marketed by the Company, thereby providing the Company with substantial additional revenue opportunities.  The total purchase price of $9,728,292 paid by the Company exceeded the fair value of the net assets acquired.  The Company is in process of obtaining a valuation report, which will be used to allocate the purchase price to the assets acquired and the liabilities assumed, including goodwill and amortizable intangibles.  The accompanying unaudited consolidated financial statements of the Company do not contain the results of operations of Prescient, or the impact on the Company’s financial position resulting from consummation of the Prescient Merger.  The unaudited pro forma combined condensed financial statements of the Company and Prescient for the year ended June 30, 2008 and as of and for the three months ended September 30, 2008, are filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on February 9, 2009. The pro forma financial statements are not necessarily indicative of what the Company’s financial position or results of operations actually would have been had the Company completed the Prescient Merger at the dates indicated, and do not purport to project the future financial position or operating results of the combined company.

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

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations does not contain the results of operations of Prescient, or the impact on the Company’s financial position resulting from consummation of the Prescient Merger.  In this regard, as a result of the consummation of the Prescient Merger on January 13, 2009, as discussed in Note 12 to the condensed, consolidated financial statements, future operating results are likely to be different from historical operating results, and those differences are likely to be material.  The unaudited pro forma combined condensed financial statements of the Company and Prescient for the year ended June 30, 2008 and as of and for the three months ended September 30, 2008, are filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on February 9, 2009. The pro forma financial statements are not necessarily indicative of what the Company’s financial position or results of operations actually would have been had the Company completed the Prescient Merger at the dates indicated, and do not purport to project the future financial position or operating results of the combined company.

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

We have experienced recent significant developments that we expect to have a positive impact on the Company, although there is no assurance that the expected positive impact will occur.  Recent developments include the following:

•	The Company currently has 6 active software implementations in process as of December 31, 2008.
•
The Company is currently in the process of acquiring and merging with Prescient and believes the consummation of the Prescient Merger will significantly increase its scale and access to both suppliers and leading industry retailers.

Results of Operations For The Three Months Ended December 31, 2008 and 2007

Total Revenues
Total revenues were $454,062 and $494,497 for the three months ended December 31, 2008 and 2007, respectively, an 8% decrease.  This $40,435 decrease in total revenues is the result of (1) a $82,016 decrease in maintenance revenues, and, (2) a $13,118 decrease in professional services and other revenue which were partially offset by, (3) an $45,139 increase in subscriptions revenue, and (4) an $9,560 increase in software licenses revenue. This decrease was primarily a result of two maintenance customers that did not renew maintenance contracts for fiscal 2009.  Management believes that as their focus continues to be aimed at marketing the Company’s products and services on a subscription basis, there may be periodic impacts to the Company’s software licenses revenue.  Furthermore, given the historical stability of the Company’s software products, customers who have utilized the software for some time may not perceive the ongoing value of renewing maintenance contracts annually in advance. As a result of the consummation of the Prescient Merger, the Company anticipates that total revenue will increase substantially.

Subscription Revenue
Subscription revenues were $79,166 and $34,027, for the three months ended December 31, 2008 and 2007 respectively, an increase of 133% in the three months ended, December 31, 2008 when compared with the three months ended, December 31, 2007.  This $45,139 increase was the result of new subscription contracts and an increased emphasis on the Company’s subscription based revenue model.   In this regard, the Company is focusing its strategic initiatives on increasing the number of retailers, suppliers and manufacturers that use its software on a subscription basis using a introductory trial to illustrate results to its prospects. However, while management believes that marketing its Supply Chain Profit Link (SCPL) software as a renewable and recurring subscription is an effective strategy, it cannot be assured that subscribers will renew the service at the same level in future years, propagate services to new categories, or recognize the need for expanding the service offering to the Company’s suite of actionable products and services.

Maintenance Revenue
Maintenance revenues were $299,686 and $381,702 for the three months ended December 31, 2008 and 2007, respectively, a decrease of 21% in the three months ended, December 31, 2008 compared with the three months ended, December 31, 2007.  The $82,016 decrease is primarily due to the loss of two customer maintenance agreements. Due to the historical reliability of the Company’s suite of products, from time to time, customers may not perceive the ongoing value of paying for maintenance when the frequency of maintenance activities needed by a customer becomes infrequent.

Professional Services and Other Revenue
Professional services and other revenue were $65,650 and $78,768 for the three months ended December 31, 2008 and 2007, respectively, a decrease of 17%.  This $13,118 decrease is due to the difference in completing projects and starting new engagements.  Management believes that professional services may experience periodic fluctuations as the need for its analytics offerings and change-management services becomes a natural addition to its software as a service (SaaS) offerings.

License Revenue
Software license revenues were $9,560 for the three months ended December 31, 2008 compared to no license revenue for the  same period in 2007.  This increase of 100% is the result of additional licenses sold to an existing customer. The Company will continue to focus its resources on recurring subscription based revenues. The Company has not eliminated the sale of its suite of products on a license basis.  It is difficult to predict and forecast future software license sales.

Cost of Services and Product Support
Cost of services and product support were $455,222 and $581,296 for the three months ended December 31, 2008 and 2007 respectively, a 22% decrease in the three months ended December 31, 2008 compared with the three months ended December 31, 2007.  This decrease in expenses related to services and product support is due to (1) a $24,000 decrease in payroll expense resulting from a reduction of staff, (2) $51,700 decrease in other employer paid taxes and benefits and travel which related to the reduction of staff, (3) a decrease in recruiting related fees of $56,000, and (4) a decrease in the use of contract labor of $14,800.  The Company has decreased staff while pursuing anticipated integration of operations with Prescient, and its business strategy to automate certain IT data gathering and processing which has resulted in a reduction of its expenditures related to ongoing product support and IT services.

Sales and Marketing Expense
Sales and marketing expenses were $232,532 and $582,545 for the three months ended December 31, 2008 and 2007, respectively, a 60% decrease.  This $350,013 decrease in the three months ended December 31, 2008 when compared with the three months ended December 31, 2007 is attributable to: (1) a $58,000 decrease in reliance on outside service consultants, (2) a $220,000 decrease in payroll commission expense as a result of reduction of staff, (3) a $37,000 decrease in sales related travel costs as a result of contacting prospects and customers through web-conferencing and other telecom methods, and (4) a decrease of $29,000 in advertising and public relations.

General and Administrative Expense
General and administrative expenses were $508,601 and $582,530 for the three months ended December 31, 2008 and 2007, respectively, a 13% decrease in the three months ended December 31, 2008 compared with the three months ended December 31, 2007.  This $73,929 decrease is due to the following: (1) a $108,000 decrease in legal fees associated with the Company’s defense of its patents, (2) a $46,000 decrease in other compensation, which was partially off set by (3) a $64,000 increase in investor relations related expenses.

Depreciation and Amortization Expense
Depreciation and amortization expenses were $137,678 and $122,574 for the three months ended December 31, 2008 and 2007, respectively, an increase of 12% in the three months ended December 31, 2008 compared with the three months ended December 31, 2007.  This increase of $15,104 is attributable to software costs capitalized in prior years and the resulting amortization due to the completion of the significant enhancements and the release of the developed product during the three months ended December 31, 2007.

Other Income and Expense
As a result of the Company’s ownership of approximately 8% of the fully converted outstanding common shares of Prescient and voting control of 43% of Prescient’s common stock, and in accordance with the equity method of accounting for investment, the Company recognized a gain of $34,409 for the three months ended December 31, 2008 (See Note 11). Net interest expense was $79,933 for the three months ended December 31, 2008 compared with net interest income of $13,379 for the three months ended December 31, 2007.  This $93,312 change in net interest income in the three months ended December 31, 2008 when compared with the three months ended December 31, 2007 is the result of (1) interest expense on short term notes payable with directors and officers issued in connection with financing arrangements associated with the acquisition of Prescient (See Note 6.), (2) the Company using its restricted cash to pay off a note payable with its bank in July 2008, and (3) an increase of $2,720,000 in a line of credit.

Preferred Dividends
Dividends accrued on preferred stock was $239,678 for the three months ended December 31, 2008 when compared with $74,634 accrued in the same period in 2007. The preferred dividends are the result of the issuance of 584,000 shares of the Company’s Series A Convertible Preferred Stock that occurred in June 2007. Holders of the preferred stock are entitled to a 5.00% annual dividend payable quarterly in either cash or preferred stock at the option of the Company with fractional shares paid in cash.

Results of Operations For The Six Months Ended December 31, 2008 and 2007

Total Revenues
Total revenues were $984,340 and $1,348,761 for the six months ended December 31, 2008 and 2007, respectively, a 27% decrease.  This $364,421 decrease in total revenues is the result of (1) a $172,190 decrease in maintenance revenues, and, (2) a $215,269 decrease in software license revenue which were partially offset by, (3) a $17,326 increase in subscriptions revenue, and (4) a $5,712 increase in professional services and other revenue. This decrease was primarily a result of (1) two maintenance customers that did not renew maintenance contracts for fiscal 2009 and (2)   a continued Company focus to be aimed at marketing the Company’s products and services on a subscription basis, there may be periodic impacts to the Company’s software licenses revenue.  Furthermore, given the historical stability of the Company’s software products, customers who have utilized the software for some time may not perceive the ongoing value of renewing maintenance contracts annually in advance.  As a result of the consummation of the Prescient Merger, the Company anticipates that total revenue will increase substantially.

Subscription Revenue
Subscription revenues were $137,270 and $119,944, for the six months ended December 31, 2008 and 2007 respectively, an increase of 14% in the six months ended December 31, 2008 when compared with the six months ended, December 31, 2007.  This $17,326 increase was the result of new subscription contracts and an increased emphasis on the Company’s subscription based revenue model.   The Company continues to focus its strategic initiatives to increase the number of retailers, suppliers and manufacturers that use its software on a subscription basis using a introductory trial to illustrate results to its prospects. However, while Management believes that marketing its Supply Chain Profit Link (SCPL) software as a renewable and recurring subscription is an effective strategy, it cannot be assured that subscribers will renew the service at the same level in future years, propagate services to new categories, or recognize the need for expanding the service offering to the Company’s suite of actionable products and services.

Maintenance Revenue
Maintenance revenues were $588,318 and $760,508 for the six months ended December 31, 2008 and 2007, respectively, a decrease of 23% in the six months ended December 31, 2008 compared with the six months ended December 31, 2007.  The $172,190 decrease is primarily due to the loss of two customer maintenance agreements. Due to historical reliability of the Company’s suite of products, from time to time, customers may not perceive the ongoing value of paying for maintenance when the frequency of maintenance activities needed by a customer becomes infrequent.

Professional Services and Other Revenue
Professional services and other revenue were $210,952 and $205,240 for the six months ended December 31, 2008 and 2007, respectively, a increase of 3% in the six months ended, December 31, 2008 when compared with the six months ended December 31, 2007.  The $5,712 increase is due to the difference in finishing up projects and starting new engagements.  Management believes that professional services may experience periodic fluctuations as the need for its analytics offerings and change-management services becomes a natural addition to its software as a service (SaaS) offerings.

License Revenue
Software license revenues were $47,800 and $263,069 for the six months ended December 31, 2008 and 2007, respectively, a decrease of 82% in the six months ended, December 31, 2008 when compared with the six months ended December 31, 2007. This $215,269 decrease is the result of the Company’s efforts to focus its resources on recurring subscription based revenues, partially offset by additional licenses sold to an existing customer. The Company has not eliminated the sale of its suite of products on a license basis.  It is difficult to predict and forecast future software license sales.

Cost of Services and Product Support
Cost of services and product support were $1,035,766 and $1,161,150 for the six months ended December 31, 2008 and 2007 respectively, an 11% decrease in the six months ended December 31, 2008 compared with the six months ended December 31, 2007.  This decrease in expenses related services and product support is due to (1) a $24,000 decrease in payroll expense resulting from a reduction of staff, (2) $51,700 decrease in other employer paid taxes and benefits and travel which related to the reduction of staff, (3) a decrease in recruiting related fees of $56,000, and (4) a decrease in the use of contract labor of $14,800.  The Company has decreased staff while pursuing anticipated integration of operations with Prescient, and its business strategy to automate certain IT data gathering and processing which has resulted in a reduction of its expenditures related to ongoing product support and IT services.

Sales and Marketing Expense
Sales and marketing expenses were $533,004 and $1,001,846 for the six months ended December 31, 2008 and 2007, respectively, a 60% decrease.  This $468,842 decrease in the six months ended December 31, 2008 when compared with the six months ended December 31, 2007 is attributable to: (1) a $114,000 decrease in reliance on outside service consultants, (2) a $248,000 decrease in payroll commission expense as a result of reduction of staff, (3) a $37,000 decrease in sales related travel costs as a result of contacting prospects and customers through web-conferencing and other telecom methods, and (4) a decrease of $30,000 in advertising and public relations.

General and Administrative Expense
General and administrative expenses were $923,842 and $1,204,069 for the six months ended December 31, 2008 and 2007, respectively, a 23% decrease in the six months ended December 31, 2008 compared with the six months ended December 31, 2007.  This $280,227 decrease is primarily due to the following: (1) a $214,000 decrease in legal fees associated with the Company’s defense of its patents, and (2) a $46,000 decrease in other compensation.

Depreciation and Amortization Expense
Depreciation and Amortization expenses were $273,241 and $234,543 for the six months ended December 31, 2008 and 2007, respectively, an increase of 16% in the six months ended December 31, 2008 compared with the six months ended December 31, 2007.  This increase of $38,698 is attributable to software costs capitalized in prior years and the resulting amortization due to the completion of the significant enhancements and the release of the developed product during the six months ended December 31, 2007.

Other Income and Expense
As a result of the Company’s ownership of approximately 8% of the fully converted outstanding common shares of Prescient and voting control of 43% of Prescient’s common stock, and in accordance with the equity method of accounting for investment, the Company recognized a loss of $162,796 for the six months ended December 31, 2008 (See Note 11). Net interest expense was $102,674 for the six months ended December 31, 2008 compared with net interest income of $37,054 for the six months ended December 31, 2007.  This $139,728 change in net interest income in the six months ended December 31, 2008 when compared with the six months ended December 31, 2007 is the result of (1) interest expense on short term notes payable with directors and officers issued in connection with financing arrangements associated with the acquisition of Prescient (See Note 6.), (2) the Company using its restricted cash to pay off a note payable with its bank in July 2008, and (3)borrowings of $2,720,000 under the Company’s line of credit.

Preferred Dividends
Dividends accrued on preferred stock was $328,074  and 157,126 for the six months ended December 31, 2008 and 2007, respectively, an increase of 52% in the six months ended December 31, 2008 compared with the six months ended December 31, 2007. The preferred dividends are the result of the issuance of 584,000 shares of the Company’s Series A Convertible Preferred Stock that occurred in June 2007. Holders of the preferred stock are entitled to a 5.00% annual dividend payable quarterly in either cash or preferred stock at the option of the Company with fractional shares paid in cash.

Liquidity and Capital Resources

Net Cash Used in Operating Activities
Net cash used in operations for the six months ended December 31, 2008 was $896,441 compared to $1,702,720 for the same period in 2007.  The decrease in cash flows used in operations was the result of (1) a decrease in trade receivables from collecting outstanding accounts, (2) the loss on equity method investment that was not applicable in the same period in 2007, and (3) a decrease in the change of deferred revenue due to customer maintenance cancelations.

Net Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended December 31, 2008 was $3,369,579 compared with net cash used in investing activities of $190,616 during the six months ended December 31, 2007. The comparative increase in cash used in investing activities was primarily due to (1) an investment by the Company in a portion of Series E Preferred Stock in connection with the acquisition and merger of Prescient, and (2) the deposit of $2,500,000 restricted cash into an escrow account in December 2008 (see note 11).  These reductions were partially offset by (1) a decrease in capital expenditures, (2) a reduction of software development costs capitalized under FAS 86, and (3) no income from the sale of patents recorded in the current period that were recorded in the same period 2007.

Net Cash Flows from Financing Activities
Net cash provided by financing activities was $3,797,931 and $45,120 for the six months ended December 31, 2008 and 2007 respectively. The change in net cash provided by financing activities is attributable to draws from a line of credit with the Company’s bank and proceeds raised through placement of certain notes payable with the Company’s officers and directors in connection with financing the purchase of the common stock of Prescient and depositing $2,500,000 into an escrow account for the acquisition of Prescient that was closed on January 13, 2009. The increases were partially offset by the repayment of a $1.94 million note payable with the Company’s bank using restricted cash of the same amount.

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents, and restricted cash was $2,897,474 at December 31, 2008, an increase of $91,911 over the $2,805,563 of cash, cash equivalents and restricted cash at June 30, 2008.  This comparative increase from June 30, 2008 to December 31, 2008 is primarily the result of an increase in cash from borrowings under a line of credit and partially offset by restricted cash held at June 30, 2008 utilized to retire a note payable, and cash used to fund operations.

Current Assets
Current assets at December 31, 2008 totaled $3,476,861, a 13% decrease from current assets on hand of $3,983,178 at June 30, 2008.  The $506,317 decrease in current assets is due in part to (1) $523,000 decrease in accounts receivable, (2) a $97,000 decrease in unbilled receivables, partially offset by (3) an increase in cash, cash equivalents and restricted cash.

Current Liabilities
Current liabilities as of December 31, 2008 and June 30, 2008 were $4,770,648 and $3,401,779, respectively.  This 40% increase in current liabilities for the three months ended December 31, 2008 when compared with the same period in 2007 is due to the Company’s use of a line of credit and issuance of notes payable to certain officers and directors to raise the necessary funds in order to fund the purchase of the common stock in Prescient.  This increase in current liabilities is also due to an increase in accrued liabilities, primarily due to an increase in accrued dividends.

Working Capital
At December 31, 2008, the Company had negative working capital of $1,293,787, as compared with working capital of $581,399 at June 30, 2008.  This $1,875,186 decrease in working capital is due to the Company securing both notes payable and borrowings under a line of credit to facilitate an investment in Prescient.

Liquidity and Capital Resources General
Historically, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from banks, loans from the Chief Executive Officer and majority shareholder, and private placements of equity securities.  In July 2007, the sale of 584,000 shares of Series A Convertible Preferred Stock, the Company was able to eliminate Riverview Financial Corp as its guarantor and maintained its own collateralization of the note payable for $1.940 million. The note payable was retired in July 2008. In August 2008, the Company secured notes payable from officers and directors in the amount of $2,199,000, and used lines of credit to facilitate an investment in Prescient in the amount of approximately $2.767 million.

On August 28, 2008, the Company, PAII Transitory Sub, Inc., a Delaware corporation (“Merger Sub”), a wholly-owned subsidiary of the Company, and Prescient entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement is incorporated by reference in an 8-K filed with the Commission on September 3, 2008.

The Company is required, under the Merger Agreement, to make an initial deposit of $ 2,500,000 into escrow at such time as Prescient mails its proxy statement related to the Prescient Merger. This deposit was made in December 2008. The balance of the funds necessary to complete the Prescient Merger (approximately $2,300,000) are required to be placed into escrow at least one (1) business day prior to the date of the Prescient’s shareholders’ meeting, anticipated before the end of the calendar year.  In the event the Company fails to complete the Prescient Merger or breaches any provision of the Agreement, after an opportunity to cure in some cases, after the initial escrow deposit and before the final escrow deposit (i) the amount that has been placed into escrow, will be transferred to Prescient and become its property; and (ii) Prescient will be able to purchase from the Company, at a purchase price of $.001 per share, 100% of the Series E Preferred Stock that it owns. This would result in a forfeit of all of the Company’s escrow deposit.

In the event the Company’s failure or breach, as described above, occurs after the balance of the funds necessary to complete the Prescient Merger (approximately $2,300,000) have been placed into escrow (i) the total amount that has been placed into escrow (approximately $4.8 million), will be transferred to Prescient and become its property; and (ii) Prescient will be able to purchase from the Company at a purchase price of $.001 per share, 50% of the Series E Preferred Stock that it owns.

No breaches occurred prior to the closing of the Prescient Merger on January 13, 2009.

The required funds for the transaction were raised through a series of private transactions using bank debt, Company cash, and other debt instruments containing conversion features into the Company’s common stock, the details of which are currently pending.

While no assurances can be given, the Company believes that anticipated revenue growth, consummation of Prescient Merger, and further cost reductions will allow the Company to meet its minimum operating cash requirements for the next twelve months.

The financial statements do not reflect any adjustments should the operational objectives of the Prescient Merger not be achieved. Although the Company anticipates that it will meet its working capital requirements, there can be no assurances that the Company will be able to meet its working capital requirements.  Should the Company desire to raise additional equity or debt financing, there are no assurances that the Company could do so on acceptable terms.

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

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” , (FSP 142-3).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP FAS No. 142-3 is not expected to have a material impact on our results of operations, financial position or liquidity.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” , (SFAS No. 162), which becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to US Auditing Standards (AU) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles . SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. SFAS No. 162 is not expected to have an impact on the Company’s financial position, results of operations or liquidity.

In June 2008, the FASB ratified FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP No. EITF 03-6-1), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “ Earnings per Share” (SFAS No. 128). FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. The Company is currently evaluating the impact of adopting FSP No. EITF 03-6-1 on its consolidated results of operations.

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

Revenue Recognition
The Company derives revenues from four primary sources, software licenses, maintenance and support services, professional services and software subscription.  New software licenses include the sale of software runtime license fees associated with deployment of the Company’s software products.  Software license maintenance updates and product support are typically annual contracts with customers that are paid in advance or specified as terms in the contract. Maintenance provides the customer access to software service releases, bug fixes, patches and technical support personnel.  Professional service revenues are derived from the sale of services to design, develop and implement custom software applications. Subscription revenues are derived from the sale of the Company’s products on a subscription basis.  Supply Chain Profit Link, is a category management product that is sold on a subscription basis. The Company intends to continue to offer all of its software solutions on a subscription basis through fiscal 2009.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. Historically, our investment portfolio consists of a variety of financial instruments, including, but not limited to, money market securities, floating rate securities, and certificates of deposit. As of December 31, 2008, our investment portfolio consisted of only cash.

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

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, 2008.
Cash and Cash Equivalents:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$2,897,474	1.50%
Money market funds	-	-
Certificates of deposit	-	-
Total cash and cash equivalents	$2,897,474

Item 4 - Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2008. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial and Principal Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

On June 29, 2007, the Company was served with a complaint from two previous employees titled James D. Horton and Aaron Prevo v. Park City Group, Inc. and Randy Fields, individually, Case No. 070700333, which has been filed in the Second Judicial District Court, Davis County, Utah. The plaintiffs’ complaint alleges that certain provisions of their employment agreements were not honored including breach of employer obligations, fraud, unjust enrichment, and breach of contract.  The plaintiffs are seeking combined damages for alleged unpaid compensation and punitive damages of $520,650 and $2,603,250, respectively. The case is currently in the discovery phase and the Company will continue to vigorously defend this matter. The Company believes that there is no validity to the complaint and that the possibility of any adverse outcome to the Company is remote.

Item 1A -  Risk Factors

In addition to the risk factors previously disclosed in Part II, Item 6, “Risk Factors” in our Annual Report on Form 10-KSB for the year ended June 30, 2008, you should consider the following risks in connection with the Company’s recent consummation of the Prescient Merger:

The combined company may be unable to successfully integrate the businesses of the Company and Prescient and realize the anticipated benefits of the Prescient Merger. The Prescient Merger combined two companies that historically operated as independent companies. The combined company is devoting significant management attention and resources to integrating its business practices and operations. Potential difficulties the combined company may encounter in the integration process include:

•	The inability of the combined company to achieve the cost savings and operating synergies anticipated with the Prescient Merger;

•	Lost sales and clients as a result of certain clients of either of the two companies who decide not to do business with the combined company;

•	Complexities associated with managing the combined businesses;

•	Integrating personnel from different corporate cultures while maintaining focus on providing consistent, high quality products and services;

•	Potential unknown liabilities and increased costs associated with the Prescient Merger;

•	Performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention to the Prescient Merger; and

•	Loss of key personnel, many of whom have proprietary information.
In addition, as a result of consummation of the Prescient Merger, the Company’s total liabilities have increased to approximately $10.2 million, from approximately $7.6 million at December 31, 2008.  No assurances can be given that the Company will be able to satisfy such additional liabilities when the same become due and payable.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In July 2008, the Company issued 31,314 shares of common stock to Robert Allen in a non-public offering in exchange for $100,002 in cash.

In July 2008, The Company issued 20,000 shares of common stock to James Gillis in a non-public offering in exchange for $53,600 in cash.

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

Proceeds from the sale of common stock in the foregoing transactions were used for working capital purposes, to fund the acquisition by the Company of Series E Preferred Stock of Prescient, and to fund the escrow deposits required in connection with the Prescient Merger.  The foregoing securities were sold in a private placement transaction to accredited investors without engaging in general solicitation of any kind pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

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

Date: February 20, 2009	PARK CITY GROUP, INC
By /s/ Randall K. Fields
Randall K. Fields, Chief Executive Officer, Chairman and Director (Principal Executive Officer)
Date: February 20, 2009	By /s/ John R. Merrill
John R. Merrill Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)