Form 10-Q
period 2009-03-31
PARK CITY GROUP INC
filed 2009-05-20
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009.

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

(435) 645-2000
(Registrant's telephone number)

Indicate by check market whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by checkmark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes    [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 18, 2009

Common Stock, $.01 par value	10,077,241

PARK CITY GROUP, INC.

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets
Assets	March 31, 2009	June 30, 2008
	(unaudited)
Current Assets:
Cash and cash equivalents	$1,107,130	$865,563
Restricted cash	-	1,940,000
Receivables, net of allowance of $81,052 and $68,000 at March 31, 2009 and June 30, 2008	1,644,651	1,004,815
Unbilled receivables	172,972	116,362
Prepaid expenses and other current assets	189,244	56,438

Total current assets	3,113,997	3,983,178

Property and equipment, net	602,134	494,459

Other assets:
Deposits and other assets	116,843	47,667
Customer relationships	4,135,178	-
Goodwill	3,452,821	-
Capitalized software costs, net	454,475	660,436

Total other assets	8,159,317	708,103

Total assets	$11,875,448	$5,185,740

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$628,035	$427,582
Accrued liabilities	1,279,512	410,396
Deferred revenue	1,520,345	480,269
Current portion of capital lease obligations	128,195	143,532
Line of credit	700,000	-
Note payable	2,159,287	1,940,000
Note payable - related party	100,000	-
Unclaimed tender offer	941,404	-

Total current liabilities	7,456,778	3,401,779

Long-term liabilities
Notes payable	1,538,242	-
Notes payable - related parties	1,244,185	-
Line of credit	2,846,873	-
Capital lease obligations, less current portion	139,992	200,446

Total liabilities	13,226,070	3,602,225

Commitments and contingencies

Stockholders' equity (deficit):
Series A Convertible Preferred stock, $0.01 par value, 30,000,000 shares authorized; 645,801 and 605,036 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively	6,458	6,050
Common stock, $0.01 par value, 50,000,000 shares authorized; 9,808,498 and 9,217,539 issued and outstanding at March 31, 2009 and June 30, 2008, respectively	98,085	92,176

Additional paid-in capital	27,915,406	26,467,700
Subscriptions receivable	-	-
Accumulated deficit	(29,370,571)	(24,982,411)

Total stockholders' equity (deficit)	(1,350,622)	1,583,515

Total liabilities and stockholders' equity (deficit)	$11,875,448	$5,185,740

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (Unaudited)
For the Three and Nine Months Ended March 31, 2009 and 2008

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

Revenues:
Subscriptions	$1,372,127	$36,750	$1,509,397	$156,694
Maintenance	676,176	378,470	1,264,494	1,138,978
Professional services and other revenue	281,114	26,366	492,066	231,606
Software licenses	173,698	707,935	221,498	971,004

Total revenues	2,503,115	1,149,521	3,487,455	2,498,282

Operating expenses:
Cost of services and product support	1,293,332	618,380	2,329,098	1,779,530
Sales and marketing	445,677	467,284	978,681	1,469,130
General and administrative	646,994	522,312	1,570,836	1,726,381
Impairment of capitalized software	1,457,383	-	1,457,383	-
Depreciation and amortization	238,497	135,448	511,738	369,991

Total operating expenses	4,081,883	1,743,424	6,847,736	5,345,032

Loss from operations	(1,578,768)	(593,903)	(3,360,281)	(2,846,750)

Other income (expense):
Income from patent activities	-	400,000	-	600,000
Loss on equity method investment	-	-	(162,796)	-
Loss on disposal of assets	-	(295)	100	(295)
Interest (expense) income	(257,068)	2,876	(337,001)	39,930

Loss before income taxes	(1,835,836)	(191,322)	(3,859,978)	(2,207,115)

(Provision) benefit for income taxes		-	-	-

Net loss	(1,835,836)	(191,322)	(3,859,978)	(2,207,115)

Dividends on preferred stock	(200,108)	(98,288)	(528,182)	(255,414)

Net loss applicable to common shareholders	$(2,035,944)	$(289,610)	$(4,388,160)	$(2,462,529)

Weighted average shares, basic and diluted	9,872,000	9,209,000	9,534,000	9,128,000
Basic and diluted loss per share	$(0.21)	$(0.03)	$(0.46)	$(0.27)

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,859,978)	$(2,207,115)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	511,738	369,991
Gain on sale of patent	-	(600,000)
Loss on equity method investment	162,796	-
Bad debt expense	13,052	41,042
Stock issued for services and expenses	76,834	75,176
Stock issued in association with acquisition	-	-
(Gain) loss on disposal of assets	(100)	295
Amortization of discount on debt	2,383	-
Impairment of capitalized software	1,457,383	-
Decrease (increase) in:
Trade receivables	739,074	(48,419)
Unbilled receivables	16,490	(550,192)
Prepaids and other assets	(121,008)	(16,211)
(Decrease) increase in:
Accounts payable	(56,631)	58,686
Accrued liabilities	267,070	58,166
Deferred revenue	(7,072)	(124,259)

Net cash provided by (used in) operating activities	(797,969)	(2,942,840)

Cash Flows From Investing Activities:
Net cash paid in acquisition	(1,635,090)	-
Proceeds from sale of patent	-	600,000
Purchase of property and equipment	(96,513)	(25,745)
Release of restricted cash	1,940,000	-
Capitalization of software costs	-	(76,001)

Net cash provided by investing activities	208,397	498,254

Cash Flows From Financing Activities:
Net increase in lines of credit	3,546,873	200,000
Offering costs associated with issuance of stock	-	(24,125)
Receipt of subscription receivable	-	106,374
Proceeds from issuance of stock	153,602	-
Proceeds from issuance of notes payable	186,264	-
Payments on notes payable and capital leases	(3,055,600)	(72,479)

Net cash provided by financing activities	831,139	209,770

Net increase (decrease) in cash	241,567	(2,234,816)

Cash and cash equivalents at beginning of period	865,563	3,273,424

Cash and cash equivalents at end of period	$1,107,130	$1,038,608

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$213,457	$127,092

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends accrued on preferred stock	$195,954	$99,345
Dividends paid with preferred stock	$407,650	$155,400

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2009

NOTE 1 – DESCRIPTION OF BUSINESS AND MERGER OF PRESCIENT APPLIED INTELLIGENCE, INC.

Summary of Business

Park City Group, Inc. (the “Company”) is incorporated in the state of Nevada.  The Company’s 98.76% and 100% owned subsidiaries, Park City Group, Inc. and Prescient Applied Intelligence, Inc. (“Prescient”), respectively, are incorporated in the state of Delaware.  All intercompany transactions and balances have been eliminated in consolidation.

The Company designs, develops, markets and supports proprietary software products. These products are designed to be used in businesses having multiple locations to assist in the management of business operations on a daily basis and communicate results of operations in a timely manner. In addition, the Company has built a consulting practice for business improvement that centers around the Company’s proprietary software products. The principal markets for the Company's products are multi-store retail and convenience store chains, branded food manufacturers, suppliers and distributors, and manufacturing companies which have operations in North America, Europe, Asia and the Pacific Rim.

Acquisition  of Prescient Applied Intelligence, Inc.

On January 13, 2009, the Company consummated a merger of PAII Transitory Sub, Inc., a wholly-owned subsidiary of the Company, with and into Prescient (the “Prescient Merger”). As a result of the Prescient Merger, the Company owns 100% of Prescient.   The accompanying unaudited consolidated financial statements of the Company as of and for the quarter ended March 31, 2009 contain the results of operations of Prescient from January 13, 2009, as well as the impact on the Company’s financial position resulting from consummation of the Prescient Merger as of such period.  The statements of operations and cash flows for the quarter ended March 31, 2008 do not include the results of operations of Prescient.

The Prescient Merger was accounted for as a business combination.  The Company was the acquirer. The assets acquired and the liabilities assumed of Prescient have been recorded at their respective fair values.  The total consideration paid to acquire Prescient was $9,994,107, $1,170,089 of which was for direct transaction costs.  The acquisition cost of $9,994,107 includes $3,086,016 of cash acquired from Prescient.  The acquisition cost net of the $3,086,016 acquired cash was $6,908,091.  The net acquisition cost of $6,908,091 was allocated based on the fair value of the assets and liabilities acquired, as follows:

Receivables	$1,391,962
Unbilled receivables	73,100
Prepaid expenses and other current assets	34,139
Property and equipment	157,085
Deposits and other current assets	46,835
Customer relationships	4,223,161
Software/Developed technology	1,529,154
Goodwill	3,452,821
Accounts payable	(257,084)
Accrued liabilities	(481,514)
Note payable assumed	(2,214,420)
Deferred revenue	(1,047,148)

Net assets acquired	6,908,091

Note payable issued	(1,478,455)
Related party notes payable issued	(2,200,000)
Unclaimed tender offer (cash to be paid)	(941,404)
Common stock issued	(750,784)
Warrants issued	(65,154)
Equity Investment prior to acquisition	162,796

Cash paid for acquisition	$1,635,090

Unaudited pro-forma results of operations for the three and nine months ended March 31, 2009 and 2008, as though prescient had been acquired as of July 1, 2007, are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Revenue	$2,503,115	$3,215,890	$7,932,291	$9,013,114
Loss from operations	(1,578,768)	(456,659)	(4,975,856)	(2,059,218)
Net (loss) income	(1,835,836)	106,284	(5,356,731)	(1,627,232)
Net loss applicable to common shareholders	(2,035,944)	(535,019)	(6,916,329)	(3,588,457)
Basic and diluted loss per share	(0.21)	(0.06)	(0.73)	(0.39)

The unaudited pro forma combined condensed financial statements of the Company and Prescient for the year ended June 30, 2008 are filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission (“Commission”) on February 9, 2009.

The unaudited pro-forma summary financial information is based upon available information and upon certain estimates and assumptions that are believed to be reasonable. These estimates and assumptions are preliminary and have been made solely for the purposes of developing this pro-forma financial information. This unaudited pro-forma summary financial information is presented for illustrative purposes only and does not purport to be indicative of the results of operations of the combined company that would actually have been achieved had the transaction been completed for the period presented, or that may be obtained in the future. This unaudited pro-forma financial information is based upon our respective historical consolidated financial statements and those of Prescient and the respective notes thereto.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Commission on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to Commission rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10−KSB, are adequate to make the information presented not misleading. Operating results for the nine months ended March 31, 2009 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2009.  In this regard, as a result of the consummation of the Prescient Merger on January 13, 2009, operating results for the year ended June 30, 2009 will be different from operating results for the year ended June 30, 2008, and those differences will be material.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.”  SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity.  SFAS No. 141R and SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is not permitted.  The Company is evaluating the impact of SFAS No. 141(R) on its consolidated condensed financial statements. The Company does not expect the adoption of these new standards to have an impact on its financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (SFAS No. 162), which becomes effective 60 days following the COMMISSION’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to US Auditing Standards (AU) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. SFAS No. 162 is not expected to have an impact on the Company’s financial position, results of operations or liquidity.

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

For the nine months ended March 31, 2009 and 2008 options and warrants to purchase 1,012,233 and 1,017,963 shares of common stock, respectively, were not included in the computation of diluted EPS due to the anti-dilutive effect.  For the nine months ended March 31, 2009 and March 31, 2008, 2,152,670 and 1,982,292 shares of common stock issuable upon conversion of the Company’s Series A Convertible Preferred Stock, respectively, were not included in the diluted EPS calculation as the effect would have been anti-dilutive.

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

For the nine months ended March 31, 2009 the Company recognized a $162,796 loss on equity method investment calculated using its 8% ownership of the fully converted amount of common shares outstanding that the Company owns.

The Company accounts for its investments in subsidiaries using the consolidation method of accounting where the company has greater than 50% ownership. The Company combines and recognizes subsidiary financial results in its consolidated condensed financial statements. In the consolidated income statement the individual revenue and expense accounts are combined with those of the Company’s.  In addition the balances in equity on the subsidiary’s balance sheet are eliminated upon consolidation.

For the financial results related to consolidation of the affiliate, for the nine months ended March 31, 2009, see Item 1, Financial Statements.

NOTE 3 – LIQUIDITY

As shown in the consolidated condensed financial statements, the Company had losses applicable to common shareholders of $4,388,160 and $2,462,529 for the nine months ended March 31, 2009 and 2008, respectively.  The increase in the applicable loss to common shareholders is the result of a $1,457,383 impairment of capitalized software costs resulting from the consummation of the Prescient Merger, an increase of $376,931 in interest expenses, an increase of $272,768 for dividends on Preferred stock, and a decrease of $600,000 in income from patent activities for the nine months ended March 31, 2009 when compared with the same period in 2008, offset by (i) the $989,173 increase in total revenues. The Company had negative cash flow from operations during the nine months ended March 31, 2009 in the amount of $995,174.

While no assurances can be given, the Company believes that anticipated revenue growth resulting from consummation of  the Prescient Merger, and further cost reductions resulting from the integration, will allow the Company to meet its minimum operating cash requirements for the next twelve months.  The financial statements do not reflect any adjustments should the operational objectives of the Prescient Merger not be achieved. Although the Company anticipates that available cash resources will be sufficient to meet its working capital requirements, no assurances can be given.  Should the Company desire to raise additional equity or debt financing, there are no assurances that the Company could do so on acceptable terms.

NOTE 4 – STOCK-BASED COMPENSATION

Park City Group has agreements with a number of employees to issue stock grants vesting over a four year term. 25% of these bonuses are to be paid on each anniversary of the grant dates.  Total shares under these agreements vesting and payable annually to employees is $195,210. The stock grant agreements were dated effective between November 2, 2007 and January 1, 2009.

NOTE 5 – OUTSTANDING STOCK OPTIONS

The following tables summarize information about fixed stock options and warrants outstanding and exercisable at March 31, 2009:
	Options and Warrants Outstanding at March 31, 2009			Options and Warrants Exercisable at March 31, 2009
Range of exercise prices	Number Outstanding at March 31, 2009	Weighted average remaining contractual life (years)	Weighted average exercise price	Number Exercisable at March 31, 2009	Weighted average exercise price

$1.50 – $2.76	90,040	1.80	$2.59	90,040	$2.59
$3.30 – $4.00	922,193	2.15	$3.71	922,193	$3.71

	1,012,233	2.12	$3.61	1,012,233	$3.61

NOTE 6 – RELATED PARTY TRANSACTIONS

On August 28, 2008, the Company entered into two Stock Purchase Agreements (the “Purchase Transaction”) relating to the acquisition by the Company of shares of  Series E Preferred Stock from existing stockholders of Prescient (the “Series E Preferred Stock”) in exchange for cash. In connection with the acquisition, on September 2, 2008, the Company executed and delivered three promissory notes with officers and directors of the Company, including its Chief Executive Officer, in an aggregate amount of $2,199,000.  Each of such notes is unsecured, were originally due on or before December 1, 2008 and bears interest at the rate of 10% per annum. These notes were extended through close of the Prescient Merger, and $1.0 million of the notes were repaid while the remaining $1,199,000 is in process of being refinanced into long term agreements (See Note 11).

The loan proceeds were used by the Company to fund a portion of the purchase price of the shares of the Series E Preferred Stock purchased by the Company. The purchase transaction was the first step in the plan to acquire Prescient.  The Purchase Transaction and the Prescient Merger transaction, which was consummated on January 13, 2009, are described in a Form 8-K filed by the Company on September 3, 2008 and a Schedule 13D originally filed by the Company with the Commission on September 15, 2008, as amended dated January 20, 2009.

In November 2008, the Company obtained a line of credit from a bank in the amount of $3.0 million. Riverview Financial Corporation (“Riverview”), a wholly owned affiliate of the Company’s Chief Executive Officer, guarantees this line of credit, and receives a fee of 3% per annum of the outstanding balance of the line of credit paid monthly as consideration for the guarantee.  At March 31, 2009, the line was drawn in the amount of $2,846,873. The line of credit bears an interest rate of 7.26% per annum and matures November 24, 2010.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following as of:
	March 31, 2009	June 30, 2008
	(Unaudited)

Computer equipment	$3,688,625	$572,123
Furniture and equipment	363,762	307,278
Leasehold improvements	204,482	135,968
	4,256,869	1,015,369
Less accumulated depreciation and amortization	(3,654,735)	(520,910)
	$602,134	$494,459

NOTE 8 – CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following as of:
	March 31, 2009	June 30, 2008
	(Unaudited)

Capitalized software costs	$3,791,442	$2,174,305
Less accumulated amortization	(1,879,584)	(1,513,869)
Less impairment	(1,457,383)	-
	$454,475	$660,436

During the three months ended, March 31, 2009, the Company evaluated its intangible assets including the software technology platform acquired in the acquisition of Prescient.  In conducting the assessment, Management determined that $310,517 of capitalized development costs were unlikely to be recovered, and such costs should be adjusted for impairment when evaluating its post-merger software offerings. In addition $1,146,866 of the acquired software technology through the Prescient Merger has been determined by management to be impaired. Although the SmallTalk software platform it acquired from Prescient has high functionality, given the development limitations of the technology, it was determined that the software code base has a significantly lower value and reduced expected life.  Therefore, in accordance with SFAS No. 142, Management determined that the software carrying value exceeded the fair value and was impaired.

NOTE 9 – ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:
	March 31, 2009	June 30, 2008
	(Unaudited)

Accrued compensation	$225,753	$157,470
Other accrued liabilities	366,111	58,468
Accrued severance	176,204	-
Preferred dividends payable	195,954	75,422
Accrued stock compensation	149,199	89,456
Accrued board compensation	-	20,000
Accrued interest	166,291	-
Accrued legal fees	-	9,580
	$1,279,512	$410,396

NOTE 10 – INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2000.

The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for 2004 in July 2007. The examination was completed in July 2008 and resulted in a proposed adjustment of $446,681 and $46,478 to the Company’s net operating loss (NOL) carryforward for 2004 and 2005, respectively.   The proposed adjustment was the result of interest that was accrued by the Company in accordance with certain related party debt with Riverview but was never required to be paid in subsequent years. The Company agreed with the proposed adjustment resulting in a reduction of its NOL in the amount of $493,159.   The accrued interest adjustments do not result in a material change to the Company’s financial position given the amount of its net operating loss carryforward.

The Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, on July 1, 2007.  The Company did not record any amounts as a result of the implementation of FIN 48.

Included in the balance at March 31, 2009 are nominal amounts of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the nine months ended March 31, 2009 and 2008, the Company did not recognize any interest or penalties.  The Company does not have any interest and penalties accrued at March 31, 2009, and June 30, 2008.

NOTE 11 – SUBSEQUENT EVENTS

On April 1, 2009, the Company refinanced a certain note payable to Riverview Financial in conjunction with the Prescient Merger. Riverview Financial is wholly owned by the Company’s Chief Executive Officer. The new note in the amount of $621,987 bears a 12% annual interest rate with interest payable quarterly.  The maturity date of the long term note is November 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s annual report on Form 10-KSB for the year ended June 30, 2008 is incorporated herein by reference.

Forward-Looking Statements

Statements of management’s intentions, beliefs, anticipations, expectations and similar expressions concerning future events or outcomes contained in this Report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). These statements are generally identified by forward-looking words such as “may,” “will.” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue” and other similar words. Any forward-looking statements are made by the Company in good faith, pursuant to the safe-harbor provisions of the Reform Act. As with any future event or outcome, the Company cannot assure you that the events or outcomes described in forward-looking statements made in this Report will occur or that the results of future events or outcomes will not vary materially from those described in the forward-looking statements. These forward-looking statements reflect management’s current views and projections regarding economic conditions, industry environments and the Company’s performance. Important factors that could cause actual performance and operating results to differ materially from the forward-looking statements include, but are not limited to, changes in the general level of economic activity in the markets served by the Company, introduction of new products or services by competitors, sales performance, expense levels, interest rates, changes in the Company’s financial condition, availability and terms of capital sufficient to support our current and anticipated level of activity, delays in implementing further enhancements to the Company’s services and its ability to implement our business strategies.

The Company’s expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this Report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of its realization of such expectations. The Company’s actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Additional Factors That May Affect Future Results.”

Overview

Summary of Business.

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

Consummation of Prescient Merger.

On January 13, 2009, the Company consummated a merger of PAII Transitory Sub, Inc., a wholly-owned subsidiary of the Company, with and into Prescient Applied Intelligence, Inc. (“Prescient”) (the “Prescient Merger”). As a result of the Prescient Merger, the Company owns 100% of Prescient.

Prescient was originally formed in 1985 as Applied Intelligence Group, an Oklahoma corporation. In 1998, it changed its name to The viaLink Company.  In 1999, it reorganized as a Delaware corporation. On December 31, 2004, it merged with Prescient Systems, Inc. (Prescient Systems) and changed its name to Prescient Applied Intelligence, Inc.  Prescient is a leading provider of on-demand solutions for the retail marketplace, including both retailers and suppliers. Its solutions capture information at the point of sale, provide greater visibility into real-time demand and turn data into actionable information across the entire supply chain. As a result, its products and services enable trading partners to compete effectively, increase profitability and excel in today’s retail business climate.

Together, the Company and Prescient provide a complementary, comprehensive and integrated range of offerings for inventory management, labor utilization, vendor managed inventory, and scan-based trading solutions to grocery, convenience store and specialty retailers, and consumer product manufacturers worldwide.  As a result of the consummation of the Prescient Merger, the Company has:

•	increased total revenue 118% to $2,503,115 for the three month period ended March 31, 2009 compared to 1,149,521 the three month period ended March 31, 2008; and

•
net of impairment of intangible assets, decreased loss from operations by $472,498 from $593,903 for the three month period ended March 31, 2008 to $121,405 for the three month period ended March 31, 2009.

Results of Operations.

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008.

On January 13, 2009, the Company consummated the Prescient Merger. Results for the three months ended March 31, 2009 therefore include both the results of the Company and Prescient. The results for the three months ended March 31, 2008 are for the Company prior to consummation of the Prescient Merger.

Total Revenues. Total revenues were $2,503,115 and $1,149,521 for the three months ended March 31, 2009 and 2008, respectively, a 118% increase.  This $1,353,594 increase is principally due to the consummation of the Prescient Merger, which contributed $2,086,740 to total revenue during the quarter.  The increase in revenue attributable to consummation of the Prescient Merger was partially offset by a (i) $534,237 decrease in license sales. While no assurances can be given, management believes that as the Company benefits from the product synergies resulting from the Prescient Merger, and as the Company continues its focus on marketing the Company’s combined products and services on a subscription basis, total revenue will continue to be positively impacted.

Subscription Revenue.  Subscription revenues were $1,372,127 and $36,750 for the three months ended March 31, 2009 and 2008 respectively, an increase of 3,634% in the three months ended, March 31, 2009 when compared with the three months ended March 31, 2008.  The increase is principally due to the consummation of the Prescient Merger, which contributed $1,319,868 in subscription revenue during the quarter.  In addition, $15,509 of the increase in subscription revenue was the result of new subscription contracts and an increased emphasis on the Company’s subscription based revenue model.   In this regard, the Company is focusing its strategic initiatives on increasing the number of retailers, suppliers and manufacturers that use its software on a subscription basis using an introductory trial to illustrate results to its prospects. However, while management believes that marketing its Supply Chain Profit Link (SCPL) software as a renewable and recurring subscription is an effective strategy, it cannot be assured that subscribers will renew the service at the same level in future years, propagate services to new categories, or recognize the need for expanding the service offering to the Company’s suite of actionable products and services.

Maintenance Revenue.  Maintenance revenues were $676,176 and $378,470 for the three months ended March 31, 2009 and 2008, respectively, an increase of 79% in the three months ended, March 31, 2009 compared with the three months ended March 31, 2008.  The increase is principally due to the consummation of the Prescient Merger, which contributed $379,348 in maintenance revenue during the quarter.  The increase in maintenance revenue was offset by an $81,642 decrease in the Company’s maintenance revenue, which was primarily due to the loss of 2 customer maintenance agreements. Due to the historical reliability of the Company’s suite of products, from time to time, customers may not perceive the ongoing value of paying for maintenance when the frequency of maintenance activities needed by a customer becomes infrequent.

Professional Services and Other Revenue, Professional services and other revenue was $281,114 and $26,366 for the three months ended March 31, 2009 and 2008, respectively, an increase of 966%.   The increase is principally due to the consummation of the Prescient Merger, which contributed $235,024 in professional services and other revenue during the quarter. In addition $22,724 of the increase in Professional Services revenue was the result of additional professional services provided to customers. Management believes that professional services may experience periodic fluctuations as the need for its analytics offerings and change-management services becomes a natural addition to its software as a service (SaaS) offerings.

License Revenue.  Software license revenues were $173,698 and 707,935 for the three months ended March 31, 2009 and 2008, respectively, a decrease of 75%.  The decrease is principally due to a large license sale that occurred during the same quarter in 2008. The consummation of the Prescient Merger partially offset this decrease, which contributed $152,500 in license revenue during the quarter.  The Company will continue to focus its resources on recurring subscription based revenues. The Company has not eliminated the sale of its suite of products on a license basis.  It is difficult to predict and forecast future software license sales.

Cost of Services and Product Support.  Cost of services and product support were $1,293,332 and $618,380 for the three months ended March 31, 2009 and 2008 respectively, a 109% increase in the three months ended March 31, 2009 compared with the three months ended March 31, 2008.  The increase is principally due to the consummation of the Prescient Merger, which resulted in an additional $807,632 in services and product support expense that was not incurred in the comparable period in 2008.  The increase in expenses is principally due to the combination of Prescient personnel, data center services, travel and software support costs and expenses.  The increase is offset by a decrease (i) of $ 22,100 attributable to lower consulting fees; (ii) approximately $145,600 resulting from elimination of redundant technology resources and personnel; and (iii) approximately $24,300 in reduced communications and maintenance contracts in the course of consolidating redundant facilities. The Company has continued to decrease staff while pursuing integration of operations with Prescient, and its business strategy to automate certain IT data gathering and processing which has resulted in a reduction of its expenditures related to ongoing product support and IT services.

Sales and Marketing Expense.  Sales and marketing expenses were $445,677 and $467,284 for the three months ended March 31, 2009 and 2008, respectively, a 5% decrease.  The decrease is principally due to the elimination of redundant marketing departments and overlapping executive sales staff, and sales support personnel between the two companies that occurred between September 2008 and January of 2009. The consummation of the Prescient Merger resulted in the addition of four direct sales personnel.  The increase in direct sales personnel and the incurrence of related expenses resulted in additional sales and marketing expense that was not incurred in the comparable period in 2008. This $ 129,700 increase was offset by a decrease of $ 151,200 as a result of (i) a $ 101,250 decrease in executive sales management personnel, (ii) a $ 26,250 decrease in marketing personnel payroll as a result of reduction of overall staffing levels, (iii) and, a $29,700 decrease of $29,700 in advertising and public relations costs.

General and Administrative Expense.  General and administrative expenses were $646,994 and $522,312 for the three months ended March 31, 2009 and 2008, respectively, a 24% increase in the three months ended March 31, 2009 when compared to the three months ended March 31, 2008.   The increase is principally due to costs and expenses incurred in connection with and as a result of the consummation of the Prescient Merger. The $125,000 increase in the period is the result of (i) rent, utilities and other costs for both the Westchester, PA corporate office and Dallas, TX office, (ii) increased insurance and benefits costs, and (iii) an increase in merger related travel, professional fees and other non-recurring costs of approximately $ 23,800, which were not incurred in the comparable period in 2008.  The increase in general and administrative expenses was offset by the following reductions: (i) a $51,000 decrease in legal fees associated with the Company’s defense of its patents, (ii) a $ 54,000 decrease in other compensation, which was partially offset by (iii) a $ 9,000 increase in accounting related personnel.

Impairment of Intangible Assets.   As a result of the consummation of the Prescient Merger, and based on (i) management’s assessment of the value of certain acquired intangible assets, and (ii) management’s anticipated operating plan and product strategy going forward, we conducted an evaluation and analysis of the intangible assets during the quarter ended March 31, 2009.  Based on management’s assessment, we concluded that the implied fair value of the intangible assets exceeded its carrying value.  As a result, an impairment charge of $1.457 million was recorded in the period ended March 31, 2009.  Management considered all of the Company assets during its evaluation; however, there was no impairment noted related to any other assets. The impairment charge of $1.457 million in the three months ended, March 31, 2009 did not occur in the quarter ended March 31, 2008.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were $238,497 and $135,448 for the three months ended March 31, 2009 and 2008, respectively, an increase of 76% in the three months ended March 31, 2009 compared with the three months ended March 31, 2008.  The increase is principally due to the consummation of the Prescient Merger, which resulted in the accrual of an additional $102,673 in depreciation and amortization expense that was not incurred in the comparable period in 2008.  In addition, $38,084 of this increase is attributable to software costs capitalized in prior years and the resulting amortization due to the completion of the significant enhancements and the release of the developed product during the three months ended March 31, 2008.

Other Income and Expense.  Other income and (expenses) were ($257,069) and $402,581 for the three months ended March 31, 2009 and 2008, respectively, a net decrease of $659,649 in other income for the three months ended March 31, 2009 when compared with the three months ended March 31, 2008. Net interest expense was $257,068 for the three months ended March 31, 2009 when compared with net interest income of $2,876 for the three months ended March 31, 2008.  The 9038% increase, or $259,944 compared to the comparable period in 2008, is principally due to the consummation of the Prescient Merger which resulted in the accrual of an additional $90,000 in additional interest expense related to a note payable.  In addition, (i) the Company incurred $138,669 in interest expense on short term notes payable with directors and officers issued in connection with financing arrangements associated with the consummation of the Prescient Merger, (ii) $39,026 resulting from an increase of $2,846,873 in a line of credit.

In addition, the Company did not sustain income from patent activities during the three months ended March 31, 2009 when compared to $400,000 that was received for the three months ended March 31, 2008.  From time to time, the Company will monetize its intellectual property portfolio that it has developed and it may otherwise sell, license, or collect royalties from interested parties who may wish to utilize this uniquely patented technology.

Preferred Dividends.  Dividends accrued on preferred stock was $200,108 for the three months ended March 31, 2009 when compared with $98,288 accrued in the same period in 2008. The preferred dividends are the result of the issuance of 584,000 shares of the Company’s Series A Convertible Preferred Stock that occurred in June 2007. Holders of the preferred stock are entitled to a 5.00% annual dividend payable quarterly in either cash or preferred stock at the option of the Company with fractional shares paid in cash.

Results of Operations For The Nine Months Ended March 31, 2009 and 2008

Total Revenues. Total revenues were $3,487,455 and $2,498,282 for the nine months ended March 31, 2009 and 2008, respectively, a 40% increase.  This $989,173 increase is principally due to the consummation of the Prescient Merger, which contributed $2,086,740 to total revenue during the nine month period.  The increase in revenue attributable to consummation of the Prescient Merger was partially offset by a decrease of (i) $700,000 resulting from a one-time license sale which occurred during this same period in 2008. While no assurances can be given, management believes that as the Company benefits from the product synergies resulting from the Prescient Merger, and as the Company continues its focus on marketing the Company’s combined products and services on a subscription basis, total revenue will continue to be positively impacted.

Subscription Revenue.  Subscription revenues were $1,509,397 and $156,694, for the nine months ended March 31, 2009 and 2008 respectively, an increase of 863% in the nine months ended, March 31, 2009 when compared with the nine months ended March  31, 2008.  The increase is principally due to the consummation of the Prescient Merger, which contributed $1,319,868 in subscription revenue during the nine month period.  In addition, $32,835 of the increase in subscription revenue was the result of new subscription contracts and an increased emphasis on the Company’s subscription based revenue model.   In this regard, the Company is focusing its strategic initiatives on increasing the number of retailers, suppliers and manufacturers that use its software on a subscription basis using an introductory trial to illustrate results to its prospects. However, while management believes that marketing its Supply Chain Profit Link (SCPL) software as a renewable and recurring subscription is an effective strategy, it cannot be assured that subscribers will renew the service at the same level in future years, propagate services to new categories, or recognize the need for expanding the service offering to the Company’s suite of actionable products and services.

Maintenance Revenue.  Maintenance revenues were $1,264,494 and $1,138,978 for the nine months ended March 31, 2009 and 2008, respectively, an increase of 11% in the nine months ended March 31, 2009 compared with the nine months ended March 31, 2008.  The increase is principally due to the consummation of the Prescient Merger, which contributed $379,348 in maintenance revenue during the quarter.  The increase in maintenance revenue was offset by a $253,832 decrease in maintenance revenue, which was primarily due to the loss of customer maintenance agreements. Due to the historical reliability of the Company’s suite of products, from time to time, customers may not perceive the ongoing value of paying for maintenance when the frequency of maintenance activities needed by a customer becomes infrequent.

Professional Services and Other Revenue.  Professional services and other revenue were $492,066 and $231,606 for the nine months ended March 31, 2009 and 2008, respectively, an increase of 112% in the nine months ended March 31, 2009 when compared with the nine months ended March 31, 2008.  The increase is principally due to the consummation of the Prescient Merger, which contributed $235,024 in professional services and other revenue during the quarter. In addition $25,436 of the increase in professional services and other revenue was the result of additional consulting services provided to customers. Management believes that professional services may experience periodic fluctuations as the need for its analytics offerings and change-management services becomes a natural addition to its software as a service (SaaS) offerings.

License Revenue. Software license revenues were $221,498 and $971,004 for the nine months ended March 31, 2009 and 2008, respectively, a decrease of 77% in the nine months ended March 31, 2009 when compared with the nine months ended March 31, 2008. The decrease is principally due to a large license sale that occurred during the same quarter in 2008 that did not occur in the period ended March 31, 2009. The consummation of the Prescient Merger partially offset this decrease, which contributed $152,500 in new license revenue during the quarter. The Company will continue to focus its resources on recurring subscription based revenues. The Company has not eliminated the sale of its suite of products on a license basis.  It is difficult to predict and forecast future software license sales.

Cost of Services and Product Support.  Cost of services and product support were $2,329,098 and $1,779,530 for the nine months ended March 31, 2009 and 2008 respectively, a 31% increase in the nine months ended March 31, 2009 compared with the nine months ended March 31, 2008.  The increase is principally due to the consummation of the Prescient Merger, which resulted in an additional $807,632 in services and product support expense that was not incurred in the comparable period in 2008.  The increase in expenses is primarily due to an increase in personnel, travel and communications costs and expenses.  The increase is offset by a decrease (i) of $44,603 in reliance on outside service consultants; (ii) $71,460 resulting from recruiting expenses; and (iii) $180,342 reduction of salary expense. The Company has continued to decrease staff while pursuing integration of operations with Prescient, and its business strategy to automate certain IT data gathering and processing which has resulted in a reduction of its expenditures related to ongoing product support and IT services.

Sales and Marketing Expense.  Sales and marketing expenses were $978,681and $1,469,130 for the nine months ended March 31, 2009 and 2008, respectively, a 33% decrease.  The decrease was the result of (i) a $177,796 decrease in reliance on outside service consultants, (ii) a $359,519 decrease in payroll commission expense as a result of reduction of staff, (iii) a $56,640 decrease in sales related travel costs as a result of contacting prospects and customers through web-conferencing and other telecom methods, and (iv) a decrease of $40,524 in tradeshow and related costs. The decrease was offset by the consummation of the Prescient Merger, which resulted in $271,634 in sales and marketing expense that was not incurred in the comparable period 2008.

General and Administrative Expense.  General and administrative expenses were $1,570,836 and $1,726,381 for the nine months ended March 31, 2009 and 2008, respectively, a 9% decrease in the nine months ended March 31, 2009 compared with the nine months ended March 31, 2008.  The decrease is principally due to a $345,177decrease in legal fees associated with the Company’s defense of its patents partially offset by non-recurring costs and expenses incurred in connection with the consummation of the Prescient Merger, including corporate facilities, travel, professional fees and related costs.

Impairment of Intangible Assets.   As a result of the consummation of the Prescient Merger, and based on (i) management’s assessment of the value of certain acquired intangible assets acquired, and (ii) management’s anticipated operating plan and product strategy, we conducted an evaluation of our intangible assets during the quarter ended March 31, 2009.  Based on management’s analysis and assessment, we determined that this provided a strong indicator that our intangible assets should be tested for impairment at March 31, 2009.  As a result of management’s assessment that the implied fair value of the intangible assets exceeded its carrying value, an impairment charge of $1.457 million was recorded in the period ended March 31, 2009.   There was no impairment noted related to other assets, nor was there an impairment noted in the quarter ended March 31, 2008.

Depreciation and Amortization Expense.  Depreciation and Amortization expenses were $511,738 and $369,991 for the nine months ended March 31, 2009 and 2008, respectively, an increase of 38% in the nine months ended March 31, 2009 compared with the nine months ended March 31, 2008.   The increase is principally due to the consummation of the Prescient Merger, which resulted in the accrual of an additional $102,673 in depreciation and amortization expense that was not incurred in the comparable period in 2008.  In addition, $38,084 of this increase is attributable to software costs capitalized in prior years and the resulting amortization due to the completion of the significant enhancements and the release of the developed product during the three months ended March 31, 2008.

Other Income and Expense.  Net interest expense was $337,001 for the nine months ended March 31, 2009 when compared with net interest income of $39,930 for the nine months ended March 31, 2008.  The 944% increase, or $376,931 compared to the same period in 2008, is principally due to the consummation of the Prescient Merger, which resulted in the accrual of an additional $90,000 in net interest expense.  The increase is the result of a note payable acquired in the course of the merger and interest expense related to short term notes. In addition, (i) the Company incurred $193,669 in interest expense on short term notes payable with directors and officers issued in connection with financing arrangements associated with the consummation of the Prescient Merger, (ii) $60,768 resulting from an increase of $2,846,873 in a line of credit.

In addition, the Company did not receive income from patent activities during the nine months ended March 31, 2009 when compared to $600,000 that was incurred for the nine months ended March 31, 2008.  The Company monetizes the intellectual property portfolio that it has developed and from time to time it may otherwise sell, license, or collect royalties from interested parties who may wish to utilize this uniquely patented technology.

Preferred Dividends.  Dividends accrued on preferred stock was $528,182 and 255,414 for the nine months ended March 31, 2009 and 2008, respectively, an increase of 52% in the nine months ended March 31, 2009 compared with the nine months ended March 31, 2008. The preferred dividends are the result of the issuance of 584,000 shares of the Company’s Series A Convertible Preferred Stock that occurred in June 2007. Holders of the preferred stock are entitled to a 5.00% annual dividend payable quarterly in either cash or preferred stock at the option of the Company with fractional shares paid in cash.

Liquidity and Capital Resources

Net Cash Used in Operating Activities.  Net cash used in operations for the nine months ended March 31, 2009 was $797,969 compared to cash used in operations of $2,942,840 for the same period in 2008.  The decrease in cash flows used in operations was the result of (i) a decrease in trade receivables from collecting outstanding accounts, (ii) there was no gain on sale of patents in this period which was applicable in the same period in 2008, (iii) an increase in the change of deferred revenue due to customer maintenance cancelations (iv) an increase in accrued liabilities due to the Prescient Merger.

Net Cash Flows from Investing Activities.  Net cash used in investing activities for the nine months ended March 31, 2009 was $208,397 compared with net cash provided by investing activities of $498,254 during the nine months ended March 31, 2008. The comparative decrease in cash used in investing activities was primarily due to (i) net cash paid in connection with the Prescient Merger which was offset by the release of restricted cash, and (ii) proceeds from sale of patents in 2008 which was not applicable in the comparable period in 2009.

Net Cash Flows from Financing Activities.  Net cash provided by financing activities was $831,139 and $209,770 for the nine months ended March 31, 2009 and 2008, respectively. The change in net cash provided by financing activities is attributable to draws from a line of credit with the Company’s bank and proceeds raised through the placement of certain notes payable to the Company’s officers and directors in connection with financing the Prescient Merger that closed on January 13, 2009.

Cash, Cash Equivalents and Restricted Cash.  Cash, cash equivalents, and restricted cash was $1,107,130 at March 31, 2009, a decrease of $1,871,479 over the $2,978,608 of cash, cash equivalents and restricted cash at June 30, 2008.  This relative decrease from June 30, 2008 to March 31, 2009 is primarily the result of restricted cash held at June 30, 2008 utilized to retire a note payable in the amount of $1.94 million, and cash used to fund operations, partially offset by the addition of cash resulting from the consummation of the Prescient Merger, and an increase of $2,846,873 in cash from borrowings under a line of credit.

Current Assets.  Current assets at March 31, 2009 totaled $3,113,997, a 22% decrease from current assets of $3,983,178 at June 30, 2008.  The $869,181 decrease in current assets is principally due to (i) 1,940,000 used to pay off US Bank N/P (ii) Cash used to consummate merger partially offset by assets acquired in acquisition.

Current Liabilities.  Current liabilities as of March 31, 2009 and June 30, 2008 were $7,456,778and $3,401,779, respectively.  This 119% increase in current liabilities for the three months ended March 31, 2009 when compared with June 30, 2008 is due to the Company’s use of a line of credit and the issuance of notes payable to certain officers and directors to finance the Prescient Merger.  The increase in current liabilities is also due to an increase in accrued liabilities, primarily due to an increase in accrued dividends.

Working Capital.  At March 31, 2009, the Company had negative working capital of $4,342,781, as compared with working capital of $581,399 at June 30, 2008.  This $4,924,180 decrease in working capital is principally due to additional current indebtedness of $3,900,691 incurred to finance the Prescient Merger, including $692,912 in additional accrued liabilities, primarily due to an increase in accrued dividends.

Historically, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from banks, loans from the Chief Executive Officer and majority shareholder, and private placements of equity securities.  As a result of the sale of 584,000 shares of Series A Convertible Preferred Stock in July 2007, the Company was able to eliminate Riverview Financial Corp as its guarantor and maintain its own collateralization of the note payable for $1.940 million. The note payable was retired in July 2008. In August 2008, the Company secured notes payable from certain officers and directors in the amount of $2,199,000, and used lines of credit to facilitate an investment in Prescient in the amount of approximately $2.767 million, as described below.

On August 28, 2008, the Company, PAII Transitory Sub, Inc., a Delaware corporation (“Merger Sub”), a wholly-owned subsidiary of the Company, and Prescient entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Prescient Merger was consummated on January 13, 2009.

The required funds necessary to consummate the Prescient Merger were obtained through a series of private transactions using bank debt, Company cash, and other debt instruments convertible into the Company’s common stock.

While no assurances can be given, the Company believes that anticipated revenue growth resulting from consummation of Prescient Merger, and further cost reductions resulting from the integration, will allow the Company to meet its minimum operating cash requirements for the next twelve months.  The financial statements do not reflect any adjustments should the operational objectives of the Prescient Merger not be achieved. Although the Company anticipates that available cash resources will be sufficient to meet its working capital requirements, no assurances can be given.  Should the Company need to raise additional equity or debt financing, there are no assurances that the Company could do so on acceptable terms.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operation, liquidity or capital expenditures.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements,” an amendment of Accounting Research Bulletin No. 51.  SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity.  SFAS 141R and SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is not permitted.  The Company does not expect the adoption of these new standards to have an impact on its financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” , (SFAS No. 162), which becomes effective 60 days following the Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to US Auditing Standards (AU) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles . SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. SFAS No. 162 is not expected to have an impact on the Company’s financial position, results of operations or liquidity.

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

As a result of the consummation of the Prescient Merger, and based on (i) management’s assessment of the value of certain acquired intangible assets acquired, and (ii) management’s anticipated operating plan and product strategy, we conducted an evaluation of our intangible assets during the quarter ended March 31, 2009.  Based on management’s analysis and assessment, we determined that this provided a strong indicator that our intangible assets should be tested for impairment at March 31, 2009.  As a result of management’s assessment that the implied fair value of the intangible assets exceeded its carrying value, an impairment charge of $1.457 million was recorded in the period ended March 31, 2009.   There was no impairment noted related to other assets, nor was there an impairment noted in the quarter ended March 31, 2008.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. Historically, our investment portfolio consists of a variety of financial instruments, including, but not limited to, money market securities, floating rate securities, and certificates of deposit. As of March 31, 2009, our investment portfolio consisted of only cash.

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

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2009.
Cash and Cash Equivalents:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$1,107,130	.12%
Total cash and cash equivalents	$1,107,130	.12%

Item 4 - Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial and Principal Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In addition, as a result of consummation of the Prescient Merger, the Company’s total liabilities have increased to approximately $13,226,070 at March 31, 2009, from approximately $3,602,225 at December 31, 2008.  No assurances can be given that the Company will be able to satisfy such additional liabilities when the same become due and payable.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In January 2009, the Company issued 19,999 shares of common stock to members of Prescient’s board of directors in appreciation for their service through the Prescient Merger.  At issuance, the shares had a market value of approximately $30,000.

In January 2009, the Company issued 460,939 shares of common stock as additional consideration to note holders.  At issuance the shares had a market value of approximately $691,407.

In January 2009, the Company issued 10,385 shares of common stock to employees in accordance with certain vesting stock grant agreements.  The shares had a market value of approximately $33,750.

In January 2009, the Company issued 15,000 shares of common stock to Jane Hoffer, the former Chief Executive Officer of Prescient.  At issuance, the shares had a market value of approximately $16,500.

In February 2009, the Company issued 24,466 shares of preferred stock in lieu of cash dividends to its preferred shareholders in accordance with provisions of the issuance of 584,000 shares of its Series A Convertible Preferred stock that occurred in June 2007.

In February 2009, the Company issued 8,688 shares of common stock to board members in lieu of cash compensation of $16,061.

In February 2009, the Company issued 8,584 shares of common stock to certain employees of the Company in lieu of cash payment for shares of common stock of Prescient held by such employees.  At issuance, the shares had a market value of approximately $12,877.

No proceeds were received by the Company in connection with the foregoing transactions. Such shares of stock were not registered and were issued in reliance on Section 4(2) of the Securities and Exchange Act of 1933, as amended.

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2009	PARK CITY GROUP, INC
By /s/ Randall K. Fields
Randall K. Fields, Chief Executive Officer, Chairman and Director (Principal Executive Officer)
Date: May 20, 2009	By /s/ John R. Merrill
John R. Merrill Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)