Form 10-K
period 2009-06-30
PARK CITY GROUP INC
filed 2009-09-24
CIK 50471

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

000-03718
(Commission file number)

PARK CITY GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1454128
State or other jurisdiction of incorporation	(IRS Employer Identification No.)

3160 Pinebrook Road, Park City, Utah 84098	(435) 645-2000
(Address of principal executive offices)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Title of each Class	Name of each exchange on which registered
Common Stock, $.01 Par Value	Over-the-Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                                                                                                                 ☐Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes  ☒  No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as of December 31, 2008, which is the last business day of the registrant’s most recently completed second quarter, was  approximately $4,622,177 (at a closing price of $1.39 per share).

As of September 24, 2009, 10,614,008 shares of the Company’s $.01 par value common stock were outstanding.

TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-K
YEAR ENDED JUNE 30, 2009

-i-

Forward-Looking Statements

This Annual Report on Form 10-K contains forward looking statements.  The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.”  Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including the risk factors set forth below and elsewhere in this Report.  See “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”  Statements made herein are as of the date of the filing of this Form 10-K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I
ITEM 1.                       BUSINESS

Summary of Business

Park City Group, Inc. (the “Company”) is incorporated in the state of Nevada.  The Company’s 98.76% and 100% owned subsidiaries, Park City Group, Inc. and Prescient Applied Intelligence, Inc. (“Prescient”), respectively, are incorporated in the state of Delaware.

The Company designs, develops, markets and supports proprietary software products. These products are designed to be used in businesses having multiple locations to assist in the management of business operations on a daily basis and communicate results of operations in a timely manner. In addition, the Company has built a consulting practice for business improvement that centers on the Company’s proprietary software products. The principal markets for the Company's products are multi-store retail and convenience store chains, branded food manufacturers, suppliers and distributors, and manufacturing companies which have operations in North America, Europe, Asia and the Pacific Rim.

Acquisition of Prescient Applied Intelligence, Inc.

On January 13, 2009, the Company consummated a merger of PAII Transitory Sub, Inc., a wholly-owned subsidiary of the Company, with and into Prescient (the “Prescient Merger”).   As a result of the Prescient Merger, the Company now owns 100% of Prescient.

Prescient is a leading provider of on-demand solutions for the retail marketplace, including both retailers and suppliers.  Its solutions capture information at the point of sale, provide greater visibility into real-time demand and turn data into actionable information across the entire supply chain.   As a result of the Prescient Merger, the Company’s solutions now include:

•
Supply Chain Profit Link - a service that provides the analysis and additional resources to improve in-stock positions, reduce shrink and out-of-stocks, execute more efficient and effective promotions, resolve service-level issues, improve assortment planning, and increase sales and profit opportunities.

•
Scan Based Trading (SBT) - provides visibility into store-level product movement, allows suppliers to spend more time merchandising product, and removes time-consuming operational drudgery from the retailer-supplier relationship.

•	Store Level Replenishment – a store ordering solution that optimizes store level demand forecasting to help determine when items are in need of re-ordering at a particular store.

•	Vendor Managed Inventory – enables suppliers to analyze retailer-supplied demand information to optimize inventory and determine the most cost-effective replenishment.

•	Fresh Market Manager – a fully integrated, end-to-end suite of software applications that manage perishable items in retail environments.

•
ActionManager – a suite of operations management solutions that replace costly manual processes with automated systems. The seamless integration of this time-management solution provides advanced capabilities.

•	Visibility & Analytics – a web-based business intelligence solution to improving performance at store level, allowing retailers more time to focus on driving strategic decisions.

•	Enterprise Demand / Distribution Planning – analyzes point-of-sale data and other demand signals to gain insight into consumer demand to enhance forecast, planning and execution processes.

The accompanying audited consolidated financial statements of the Company as of and for the year ended June 30, 2009 contain the results of operations of Prescient from January 13, 2009, as well as the impact on the Company’s financial position resulting from consummation of the Prescient Merger as of such period.

Background

The Company began operations utilizing patented computer software and profit optimization consulting services that help its retail clients reduce their inventory and labor cost; the two largest controllable expenses in the retail industry.  The technology has its genesis in the operations of Mrs. Fields Cookies co-founded by Randall K. Fields, CEO of the Company.  Industry leading customers such as The Home Depot, Anheuser Busch Entertainment, Perdue, Monterey Mushrooms, Pacific Sunwear, Wawa and Tesco Lotus benefit from the Company’s software.  Because the product concepts originated in the environment of actual multi-unit retail chain ownership, the products are strongly oriented to an operation’s bottom line results.

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

On August 7, 2002, Fields Technologies, Inc. changed its name from Fields Technologies, Inc. to Park City Group, Inc., and reincorporated in Nevada.  Therefore, both the parent-holding company (Nevada) and its operating subsidiary (Delaware) are named Park City Group, Inc.  Park City Group, Inc. (Nevada) has no other business operations other than in connection with its subsidiaries, including Prescient.

In this Annual Report on Form 10-K, unless otherwise stated, or the context otherwise requires, reference to the terms “we”, the “Company”, “Park City Group” or “Prescient” refer to the Park City Group, Inc., a Delaware corporation, as well as to Fields Technologies, Inc., the Delaware Corporation, which was reincorporated in Nevada under the name of the Park City Group, Inc.  The stock trades under the symbol PCYG.OB.

The principal executive offices of the Company are located at 3160 Pinebrook Road, Park City, Utah 84098.  The telephone number is (435) 645-2000.  The website address is http://www.parkcitygroup.com.

General

The Company develops and licenses its software applications identified as “Fresh Market Manager”, “Supply Chain Profit Link”, and “ActionManager®” to supermarkets, convenience stores and other retailers. As a result of the acquisition of Prescient, we have expanded our offerings to include supply chain solutions focused on large manufacturers, distributors, and suppliers in the consumer products industry. The Company also provides professional consulting services targeting implementation, assessments, profit optimization and support functions for its application and related products.

Supermarket

The supermarket industry is under increased competitive pressure from value retailers such as Wal-Mart, Costco, Target, and others.  One of the strategies that traditional supermarkets are implementing is to increase the quantity and quality of their perishable offerings.  Perishable departments, such as bakery, meat and seafood, dairy, and deli have historically been loosely managed but now have been forced to become a focus for profitability improvement.  The Company’s software and consulting services and change management resources are designed to address this specific business problem, increasing the profitability of perishable products at the department and store level.

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

Specialty Retail

Specialty retailers are faced with strong competition for qualified managers and staff.  Managers are time-constrained due to increased labor and inventory demands, margins are increasingly tight due to higher labor and lease costs, and customer satisfaction demands are higher than ever before.  Park City Group has developed a range of applications that enable managers in specialty retail to improve their labor scheduling efficiency and reduce their total paperwork and administrative workload.

Solutions

The Company’s primary solutions are Fresh Market Manager, Action Manager and Supply Chain Profit Link, which are designed to aid the retailer to manage inventory, labor and suppliers.  As a result of the Prescient Merger, the Company has added solutions complementing the Company’s existing products and services, including solutions targeting manufacturers, suppliers and distributors, principally in the consumer products industry.

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

Scan Based Trading (SBT). Our SBT solution eliminates supply chain inefficiencies and helps retailers and suppliers get product to the store shelves more quickly, efficiently, and profitably. SBT is an advanced commerce practice where the supplier retains ownership of the inventory until it scans at the cash register. Once the retailer and supplier have agreed to begin an SBT relationship, the first step is item and price authorization. This process matches retailer and supplier product data to eliminate invoice discrepancies at the point of sale. Our SBT system receives the scan sales data and maintains it in a repository to ensure that product movement data is available to all members of the trading community. Implementation creates increased demand visibility and improved forecast accuracy. Our SBT solution is offered as a hosted service, so implementation is immediate and always available.

Store Level Replenishment (SLR).  Many retailers are placing the responsibility of replenishing product at the store shelf onto the suppliers who bring that product into the store. Avoiding overstocks and understocks, particularly with highly promoted products such as ice cream or bread, has been a challenge for DSD suppliers. Our on-demand SLR solution provides these suppliers visibility into store level movement and activity, and generates replenishment orders based on point of sale data. Suppliers using this solution are able to optimize store-level demand forecasting and replenishment, resulting in fewer out of stocks and lost sales. Retailers benefit by having product on the shelf.

Vendor-Managed Inventory (VMI). VMI programs are gaining in popularity because suppliers have come to realize that VMI offers the opportunity to better align themselves with their trading partners and add value to those relationships. Our VMI solution provides collaboration tools that increase supply chain efficiencies, lower inventory, and enhance trading partner relationships. The solution is pre-mapped to the specific requirements of each trading partner for the transfer of electronic data directly into our system. This enables suppliers to analyze retailer-supplied demand information, automatically generate orders for each customer, set inventory policy at the retailer’s distribution center and monitor on-going inventory levels, determine which items need to be replenished, and how to ship them most cost-effectively. Our VMI suite has the flexibility and functionality to scale to accommodate new trading partners. Our solution delivers real value for suppliers through fewer out-of-stocks, increased inventory turns, and increased customer satisfaction and loyalty.

Visibility & Analytics (V&A). Our V&A solution gives retailers a clear view into critical aspects of their supply chain operations so that they can better serve the consumer. Our solution provides analysis of scan sales data by store, by day, by category, and by supplier so that retailers understand what is selling, the velocity at which a product is moving, and how profitable it is. In addition, our solution helps retailers analyze shrink, which suppliers are better at managing, and how to use that information to prevent out of stocks.

Enterprise Supply Chain Planning Suite (ESCP). Our ESCP suite includes a solution to help users analyze POS data and other demand signals to gain insight into customer demand. Suppliers have visibility into historical data – seasonal events, promotions, and buying trends – to facilitate accurate forecasting. Our software assesses how inventory will be impacted, then calculates recommended stocking levels, considers service level goals, and develops a time-phased replenishment plan.  The solution brings demand data into one place, and will determine whether orders should come from existing inventory or if new production or procurement is necessary. And it is extremely flexible, so it can be configured to meet the needs of any company’s supply chain processes.

Our ESCP suite includes modules designed to help customers achieve balance between inventory investment and optimal customer service levels. In addition, it synchronizes all the elements affecting inventory to ensure product is available for timely distribution to customers.  Users can easily manage the complex sets of data and parameters that impact their businesses, including seasonal builds, desired service levels, and manufacturing constraints. The solution considers consumption rates and inventory levels, and automatically calculates time-phase safety stocks and replenishment quantities for each item and each location.

Our ESCP suite also includes a module that facilitates new product introductions, conduct promotion analysis, and manage the product lifecycle. By providing a detailed analysis of past demand patterns and applying that data to similar products, these modules help customers understand what makes a product launch successful, how a promotion will impact demand forecasts and revenue streams, and how long a product is likely to be profitable. They also create seasonality profiles and help manage inventory pipeline fill requirements through increased visibility into consumer demand.

Production line sequencing rounds out the ESCP suite.  The production line sequencing module is a robust software application that enables more effective use of resources to meet customer demand and corporate goals. Production line sequencing works with existing enterprise resource planning (ERP) systems, combining master data with the latest forecasts, customer orders, on-hand inventories, and planned receipts to generate production plans and master production schedules.

Services

Business Analytics.  Park City Group’s Business Analytics Group offers business consulting services to suppliers and retailers in the grocery, convenience store and specialty retail industries.  The Business Analytics Group mines store-level scan data to develop item-specific recommendations to improve customer satisfaction and profitability.

Professional Services. Our Professional Services Group provides consulting services to ensure that our solutions are seamlessly integrated into our customers’ business processes as quickly and efficiently as possible. In addition to implementation of our solutions, we have developed a portfolio of service offerings designed to deliver unparalleled performance throughout the lifecycle of the customer’s solution. Specific services are tailored to each customer and include the following: implementation, business optimization, technical services, education, business process outsourcing, and advisory services. The intent of such services is to support our clients’ business operations by enabling them to maximize the speed, effectiveness, and overall value of our offerings. We believe that the ability to create value for our customers is critical to our long-term success.

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

Customers

Our customers include some of the most notable names in retailing, including: Supervalu, Pathmark, Tesco-Lotus, Circle K Midwest/Great Lakes, The Home Depot, Wawa, Williams-Sonoma, Ahold, CVS, Meijer, Rite-Aid, Schnuck Markets, Sunoco, SUPERVALU, WinCo Foods, Win-Dixie, and others.

Our supplier customers include Allen’s Canning, Attends Health Care Products, Bimbo Bakeries, BIC Corporation, Boar’s Head, Bush Brothers, Churchill China, Cliffstar, Coors Brewing Company, Crayola, Dean Foods, Domino’s Pizza, Dreyer’s/ Edy’s Grand Ice Cream, Flowers Foods, General Nutrition Corporation, George Weston Bakeries, Hallmark, I & K Distributors, Interstate Brands, J.M. Smucker Co., NutriSystem, Pepperidge Farm, Perfection Bakeries, Ranir, Riviana Foods, Rhodes International, Russell Stover Candies, Sara Lee Bakery Group, Schwan’s Consumer Brands, Snyder’s of Berlin, Well’s Dairy, Wyeth, and Zondervan.

Competition

The market for Park City Group’s products and services is very competitive. Park City Group believes the principal competitive factors include product quality, reliability, performance, price, vendor and product reputation, financial stability, features and functions, ease of use, quality of support and degree of integration effort required with other systems.  While our competitors are often considerably larger companies in size with larger sales forces and marketing budgets, we believe that our deep industry knowledge and the breadth and depth of our offerings give us a competitive advantage.  Park City Group’s ability to continually improve its products, processes and services, as well as its ability to develop new products, enables the Company to meet evolving customer requirements. Park City Group competes with large enterprise-wide software vendors, developers and integrators, such as Oracle, SAP and EDS; B2B exchanges such as 1SYNC and Agentrics; consulting firms such as Capgemini; focused solution providers such as Workbrain, Radient Systems, Kronos, Tomax; and business intelligence technology platforms such as Microsoft, MicroStrategy, SAS and Cognos; and others.  Our supply chain solution competitors include supply chain vendors such as Logility/Demand Solutions; major enterprise resource planning (ERP) software vendors such as SAP, Oracle, and JDA; mid-market ERP vendors such as Ross Systems and Infor; and niche players for VMI and SLR, such as IBM and Market6.

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

Park City Group’s product development strategy is focused on creating common technology elements that can be leveraged in applications across its core markets. Except for its supply chain application, which is based on a proprietary architecture, the Company’s software architecture is based on open platforms and is modular, thereby allowing it to be phased into a customer’s operations. In order to remain competitive, Park City Group is currently designing, coding and testing a number of new products and developing expanded functionality of its current products.

Patents and Proprietary Rights

The Company has been awarded nine U.S. patents, eight U.S. trademarks and 37 U.S. copyrights relating to its software technology that are approved and issued. In addition, the Company has two patents currently pending.  The Company has 14 international patents and patent applications pending.  The patents referred to above are continuously reviewed and renewed as their expiration dates come due. From time to time, the Company may review its portfolio of intellectual property including its patents and either lease or sell its intellectual property.

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

Employees

As of September 24, 2009, the Company had 52 employees, including 13 software developers and programmers, 22 sales, marketing and account management employees, 4 software service and support employees and 12 accounting and administrative employees.  During 2009, the Company contracted with 4 programmers and 3 business analysts in India.  The Company is planning to continue to expand its Indian workforce to augment its analytics services offerings, expand its professional services, and to provide additional programming resources.  All of these employees and contractors work for the Company on a full time basis.  The employees are not represented by any labor union.

ITEM 1A.	RISK FACTORS

An investment in our common stock is subject to many risks. You should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K, including the financial statements and the related notes, before you decide whether to invest in our common stock. Our business, operating results and financial condition could be harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you could lose all or part of your investment.

Risks Related to the Prescient Merger

The Company may not be able to fully realize the benefits of the Prescient Merger.

The Company may not be able to realize the anticipated benefits of the Prescient Merger. The Prescient Merger combined two companies that historically operated as independent companies. The combined company is devoting significant management attention and resources to integrating its business practices and operations, and realizing the benefits of the Prescient Merger. Potential difficulties the combined company may encounter include:

●	The inability of the combined company to achieve the cost savings and operating synergies anticipated with the Prescient Merger;

●	Lost sales and clients as a result of certain clients of either of the two companies who decide not to do business with the combined company;

●	Complexities associated with managing the combined businesses;

●	Integrating personnel from different corporate cultures while maintaining focus on providing consistent, high quality products and services;

●	Potential unknown liabilities and increased costs associated with the Prescient Merger; and

●	Loss of key personnel, many of whom have proprietary information.

The Company has incurred substantial indebtedness in connection with the Prescient Merger, and there can be no assurance that the Company will be able to pay such indebtedness when it comes due.

As a result of consummation of the Prescient Merger, the Company’s total liabilities have increased to approximately $12.5 million at June 30, 2009, from approximately $3.6 million at June 30, 2008.  Approximately $2.9 million of such indebtedness is due and payable on or before June 30, 2010 plus applicable interest.  No assurances can be given that the Company will be able to satisfy such additional liabilities when the same become due and payable.

Risks Related to the Company

The Company has incurred losses in the past and there can be no assurance that the Company will achieve profitability in the future.

The Company’s marketing strategy emphasizes sales to clients acquired as a result of the Prescient Merger, as well as sales of subscription based services instead of annual licenses. If this marketing strategy fails, revenues and operations will be negatively affected.  A reduction in revenues will result in increases in operational losses.

For the fiscal years ended June 30, 2009 and June 30, 2008, the Company had a net loss of $4,041,377 and $2,868,179 respectively. There can be no assurance that the Company will reliably or consistently operate profitably during future fiscal years. If the Company does not operate profitably in the future the Company’s current cash resources will be used to fund the Company’s operating losses.  If this were to continue, in order to continue with the Company’s operations, the Company would need to raise additional capital.  Continued losses would have an adverse effect on the long term value of the Company’s common stock and an investment in the Company.  The Company cannot give any assurance that the Company will ever generate significant revenue or have sustainable profits.

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

Historically, the Company has been successful in raising capital when necessary which includes stock issuances, securing loans from its officers, directors, including the CEO and majority stockholder in order to fund its operations in addition to proceeds collected from sales; however, there can be no assurances that it will be able to do so in the future. The Company anticipates that it will have adequate cash resources to fund its operations for at least the next 12 months.  Thereafter, its liquidity and capital requirements will depend upon numerous other factors, including the following:

•	The Company’s ability to realize the anticipated benefits from the Prescient Merger;

•	The extent to which the Company’s products and services gain market acceptance;

•	The progress and scope of product evaluations;

•	The timing and costs of acquisitions and product and services introductions;

•	The extent of the Company’s ongoing research and development programs; and

•	The costs of developing marketing and distribution capabilities.

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

Management expects a portion of the Company’s revenue stream to come from the sale of subscriptions, license sales, maintenance and services charged to new customers, which will fluctuate in amounts because predicting future sales is difficult and involves speculation.  In addition, the Company may potentially experience significant fluctuations in future operating results caused by a variety of factors, many of which are outside  of its control, including:

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

The Company’s officers and directors, other than the Chief Executive Officer, control approximately 4.8% of the Company’s common stock.  The Company’s Chief Executive Officer, Randall K. Fields, individually, controls 43.64% of the Company’s common stock.

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

Because the Company’s emphasis is on the sale of subscription based services rather than annual license fees, the Company’s revenues may be negatively affected.

Historically, the Company offered applications and related maintenance contracts to new customers for a one-time, non-recurring up front license fee and provided an option for annually renewing their maintenance agreements.  As a result of the Prescient Merger, and Prescient’s reliance on subscription based revenue, and the Company’s shift away from offering its solutions for a one-time licensing fee, the Company is now principally offering prospective customers monthly subscription based licensing of its products.  As a result, the Company’s customers may now choose to acquire a license to use the software on an Application Solution Provider basis (also referred to as ASP) resulting in monthly charges for use of the Company’s software products and maintenance fees.  The Company’s conversion from a strategy of one-time, non-recurring licensing based model to a monthly-based recurring fees based approach is subject to the following risks:

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

The Company faces risks associated with the loss of maintenance and other revenue.

The Company has historically experienced the loss of long term maintenance customers as a result of the reliability of some of its products. Some customers may not see the value in continuing to pay for maintenance that they do not need or use, and in some cases, customers have decided to replace the Company’s applications or maintain the system on their own.  The Company continues to focus on these maintenance clients by providing new functionality and applications to meet their business needs.  The Company also may lose some maintenance revenue due to consolidation of industries, macroeconomic conditions, or customer operational difficulties that lead to their reduction of size.  In addition, future revenues will be negatively impacted if the Company fails to add new maintenance customers that will make additional purchases of the Company’s products and services.

The Company faces risks associated with its Supply Chain Profit Link product.

Because our Supply Chain Profit Link product was only recently introduced, there are risks associated with it, such as:

•
It may be difficult for the Company to predict the amount of service and technological resources that will be needed by new SCPL customers, and if the Company underestimates the necessary resources, the quality of its service will be negatively impacted thereby undermining the value of the product to the customer.

•	The Company lacks the experience with this new product and its market acceptance to accurately predict if it will be a profitable product.

•
Technological issues between the Company and the customer may be experienced in capturing data, and these technological issues may result in unforeseen conflicts or technological setbacks when implementing the software. This may result in material delays and even result in a termination of the engagement with the customer.

•	The customer’s experience with SCPL, if negative, may prevent the Company from having an opportunity to sell additional products and services to that customer.

•
If the customer does not use the product as the Company recommends and fails to implement any needed corrective action(s), it is unlikely that the customer will experience the business benefits from the software and may therefore be hesitant to continue the engagement as well as acquire any additional software products from the Company.

•	Delays in proceeding with the implementation of the SCPL product by a new customer will negatively affect the Company’s cash flow and its ability to predict cash flow.

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

Non-conformities or bugs (“errors”) may be found from time to time in the Company’s existing, new or enhanced products after commencement of commercial shipments, resulting in loss of revenues or injury to the Company’s reputation.  In the past, the Company has discovered errors in its products and as a result, has experienced delays in the shipment of products.  Errors in the Company’s products may be caused by defects in third-party software incorporated into the Company’s products.  If so, the Company may not be able to fix these defects without the cooperation of these software providers.  Since these defects may not be as significant to the software provider as they are to us, the Company may not receive the rapid cooperation that may be required.  The Company may not have the contractual right to access the source code of third-party software, and even if the Company does have access to the code, the Company may not be able to fix the defect.  Since the Company’s customers use the Company’s products for critical business applications, any errors, defects or other performance problems could result in damage to the Company’s customers’ business.  These customers could seek significant compensation from us for their losses.  Even if unsuccessful, a product liability claim brought against us would likely be time consuming and costly.

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

The Securities and Exchange Commission has adopted Rule 15g-9 under the Exchange Act, which establishes the definition of a “penny stock,” for the purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

The shares may be substantially diluted due to the following:

•	Issuance of common stock in connection with funding agreements with third parties and future issuances of common and preferred stock by the Board of Directors; and
•
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

ITEM 2.	PROPERTIES

The Company’s principal place of business operations is located at 3160 Pinebrook Road, Park City, Utah 84098. The Company leases approximately 10,000 square feet at this corporate office location, consisting primarily of office space, conference rooms and storage areas.  The telephone number is (435) 645-2000.  The website address is http://www.parkcitygroup.com.

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

We are from time to time involved in various additional legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Share Price History

Our common stock is traded in the over-the-counter market in what is commonly referred to as the “Electronic” or “OTC Bulletin Board” or the “OTCBB” under the trading symbol “PCYG.” The following table sets forth the high and low bid information of the common stock’s closing price for the periods indicated.  The price information contained in the table was obtained from internet sources considered reliable.  Note that such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and the quotations may not necessarily represent actual transactions in the common stock.

	Quarterly Common Stock Price Ranges
	2009		2008
Fiscal Quarter	High	Low	High	Low
September 30	$3.20	$2.25	$3.30	$2.60
December 31	2.60	0.55	3.40	2.80
March 31	1.70	1.10	3.39	2.00
June 30	1.55	1.05	3.39	2.20

Holders of Record

At September 24, 2009 there were 663 holders of record of Common Stock and common shares issued and outstanding of 10,614,008.  The number of holders of record and shares issued and outstanding was calculated by reference to the stock transfer agent's books.

Issuance of Securities

We issued shares of our common and preferred stock in unregistered transactions during fiscal year 2009 and subsequently. All of the shares of common and preferred stock issued were issued in non registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and were reported in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K filed with the Commission during the fiscal year ended June 30, 2009.  No shares of common or preferred stock were issued subsequent to June 30, 2009, that has not been previously reported.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following Management’s Discussion and Analysis is intended to assist the reader in understanding our results of operations and financial condition.  Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements beginning on page F-1 of this Annual Report. This Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act.  All statements, other than statements of historical fact, included in this Form 10-K that address activities, events or developments that we expect, project, believe, or anticipate will or may occur in the future, including matters having to do with expected and future revenues, our ability to fund our operations and repay debt, business strategies, expansion and growth of operations and other such matters, are forward-looking statements.  These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances.  These statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by us, our performance on our current contracts and our success in obtaining new contracts, our ability to attract and retain qualified employees, and other factors, many of which are beyond our control.  You are cautioned that these forward-looking statements are not guarantees of future performance and those actual results or developments may differ materially from those projected in such statements.

Quantitative and Qualitative Disclosures About Market Risk

Our business is currently principally in the United States. As a result, our financial results are not affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. We do not engage in hedging transactions to reduce our exposure to changes in currency exchange rates, although if the geographical scope of our business broadens, we may do so in the future.

Our exposure to risk for changes in interest rates relates primarily to our investments in short-term financial instruments.  Investments in both fixed rate and floating rate interest earning instruments carry some interest rate risk.  The fair value of fixed rate securities may fall due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Partly as a result of this, our future interest income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have fallen in estimated fair value due to changes in interest rates.  However, as substantially all of our cash equivalents consist of bank deposits and short-term money market instruments, we do not expect any material change with respect to our net income as a result of an interest rate change.

Our exposure to interest rate changes related to borrowing has been limited by the use of fixed rate borrowings, and we believe the effect, if any, or reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.

Results of Operations – Fiscal Years Ended June 30, 2009 and 2008

Total Revenue

During the fiscal year ended June 30, 2009, the Company had total revenues of $5,964,767 when compared to $3,344,973 for the year ended June 30, 2008, a 78% increase.  This $2,619,794 increase in total revenues for the year ended June 30, 2009 when compared with the year ended June 30, 2008 is principally due to the consummation of the Prescient Merger, which contributed $4,210,036 to total revenue during the year ended June 30, 2009.  The increase in revenue attributable to consummation of the Prescient Merger was partially offset by a decrease of $700,000 resulting from a one-time license sale which occurred during the fourth quarter of 2008. While no assurances can be given, management believes that as the Company benefits from the product synergies resulting from the Prescient Merger, and as the Company continues its focus on marketing the Company’s combined products and services on a subscription basis, total revenue will continue to be positively impacted.

License Revenue

License fees were $253,998 and $1,101,940 for the fiscal years ended June 30, 2009 and 2008, respectively, a 77% decrease.  This $847,942 decrease in license revenue for the year ended June 30, 2009 when compared with the same period June 30, 2008 was primarily attributable to a large license sale that occurred during the fourth quarter in 2008 that did not occur in the comparable period in 2009.  The consummation of the Prescient Merger partially offset this decrease, which contributed $185,000 in new license revenue during the year ended June 30, 2009. The Company will continue to focus its resources on recurring subscription based revenues. The Company has not eliminated the sale of its suite of products on a license basis.  It is difficult to predict and forecast future software license sales.

Maintenance and Support Revenue

Maintenance and support revenues increased by 32% to $1,927,773 in fiscal 2009 from $1,455,344 in fiscal 2008.  The increase is principally due to the consummation of the Prescient Merger, which contributed $752,233 in maintenance revenue during the year ended June 30, 2009.  The increase in maintenance revenue was offset by a $279,804 decrease in maintenance revenue attributable to the Company’s continuing operations, which was primarily due to the loss of certain customer maintenance agreements during the fiscal year. Due to the macroeconomic environment and the historical reliability of the Company’s suite of products, from time to time, customers may not perceive the ongoing value of paying for maintenance when the frequency of maintenance activities needed by a customer becomes infrequent.

Subscription Revenue

Subscription revenues were $2,883,196 and $203,028 in 2009 and 2008 respectively, an increase of 1,320%.  This $2,680,168 increase in the year ended June 30, 2009 when compared with the year ended June 30, 2008 was principally due to the consummation of the Prescient Merger, which contributed $2,672,285 in subscription revenue during the year ended June 30, 2009.  In addition, $7,883 of the increase in subscription revenue was the result of new subscription contracts and an increased emphasis on the Company’s subscription based revenue model.   In this regard, the Company continues to focus its strategic initiatives on increasing the number of retailers, suppliers and manufacturers that use its software on a subscription basis using an introductory trial to illustrate results to its prospects. However, while management believes that marketing its suite of software products and services as a renewable and recurring subscription is an effective strategy, it cannot be assured that subscribers will renew the service at the same level in future years, propagate services to new categories, or recognize the need for expanding the service offering to the Company’s suite of actionable products and services.

Professional Services Revenue

Professional services revenue increased by 54% to $899,800 in the year ended June 30, 2009 when compared to $584,661 in the year ended June 30, 2008.  This $315,139 increase in professional services revenue for the year ended June 30, 2009 when compared to the same period ended June 30, 2008 was principally due to the consummation of the Prescient Merger, which contributed $614,406 in professional services revenue during the fiscal year ended June 30, 2009 which was partially offset by a  $289,011 decrease in professional services that was the result of a professional services engagement for a one time software enhancement that occurred in the fourth quarter of 2008 that did not occur in 2009.  Management believes that professional services may experience periodic fluctuations as the need for its analytics offerings and change-management services becomes a natural addition to its software as a service (SaaS) offerings.

Cost of Revenues and Product Support Expense

Cost of services and product support expenditures were $3,580,567 and $2,419,227 for the years ended June 30, 2009 and 2008, respectively; a 48% increase. This increase of $1,161,340 for the year ended June 30, 2009 when compared with the same period ended June 30, 2008 is principally due to the consummation of the Prescient Merger, which resulted in an additional $1,544,616 in services and product support expense that was not incurred in the comparable period in 2008.  The increase in expenses is primarily due to an increase in data center costs, additional personnel, travel and other communications costs and maintenance expenses.  The increase is primarily offset by a decrease of (i) $38,536 in reliance on outside service consultants; (ii) $119,960 decrease resulting from recruiting expenses; and (iii) $279,381 decrease in salary and payroll related expenses. The Company has continued to decrease staff while pursuing integration of operations with Prescient, and its business strategy to automate certain IT data gathering and processing functions which has resulted in a reduction of its expenditures related to ongoing product support and IT services. [

Sales and Marketing Expense

Sales and marketing expenses were $1,347,705 and $1,843,912 for the fiscal years ended June 30, 2009 and 2008, respectively, a 27% decrease. This  $496,207 decrease over the previous year was principally the result of (i) a $204,624 decrease in reliance on outside service consultants, (ii) a $541,777 decrease in salary, commission and payroll related expenses as a result of reduction of staff, (iii) a $62,046 decrease in sales related travel costs as a result of contacting prospects and customers through web-conferencing and other telecom methods,  (iv) a decrease of $63,238 in advertising and public relations expenses, and (v) a $40,334 decrease in tradeshow and related costs. The decrease was offset by the consummation of the Prescient Merger, which resulted in a $392,686 increase in sales and marketing expense (primarily payroll) that was not incurred in the comparable period in 2008

General and Administrative Expense

General and administrative expenses were $2,225,960 and $2,073,214 for the years ended June 30, 2009 and 2008, respectively, a 7% increase. This $152,746 increase when comparing expenditures for the year ended June 30, 2009 with the same period ended June 30, 2008 is primarily due to (i) $181,471 increase in payroll and related expenses, (ii) a $84,018 increase in computer hardware / software maintenance and supports as a result of the acquisition of additional third party applications, (iii) a $76,855 increase in investor relation and shareholder costs, (iv) a $18,142 increase in travel, (v) a $53,721 increase in franchise taxes, bank, membership, and other professional fees, and (vi) a $297,357 decrease in legal fees incurred during the year ended June 30, 2009 as compared to the year ended June 30, 2008 associated with the Company’s defense of its patents

Depreciation and Amortization Expense

Depreciation and amortization expenses were $726,067 and $505,539 for the year ended June 30, 2009 and 2008, respectively, an increase of 44%.  This increase of $220,528 for the year ended June 30, 2009 when compared to the year ended June 30, 2008 is partially due to the consummation of the Prescient Merger, which resulted in an additional $236,435 in depreciation and amortization expense that was not incurred in the comparable period in 2008.  This increase was offset by a decrease in amortization over the prior year.  This was attributable to impairment of software costs capitalized in prior years.  The resulting amortization is due to the completion of the significant enhancements and the release of the developed product during the year ended June 30, 2008.

Impairment of Capitalized Software Costs

Impairment of capitalized software costs were $1,457,383 and zero for the year ended June 30, 2009 and 2008, respectively.  During the three months ended March 31, 2009, the Company evaluated its intangible assets including the software technology platform acquired in the acquisition of Prescient.  In conducting the assessment, Management determined that $310,517 of capitalized development costs were unlikely to be recovered, and such costs should be adjusted for impairment when evaluating its post-merger software offerings. In addition $1,146,866 of the acquired software technology through the Prescient Merger has been determined by management to be impaired. Although the SmallTalk software platform it acquired from Prescient has high functionality, given the development limitations of the technology, it was determined that the software code base has a significantly lower value and reduced expected life.   Management determined that the software carrying value exceeded the fair value and was impaired by $1,457,383.  No further impairment was required at June 30, 2009.

Other Income and Expense

Net interest expense was $505,146 compared to net interest income of $29,035 for 2009 and 2008, respectively. This $534,181 difference is principally due to the consummation of the Prescient Merger.  The increase is primarily from (i) $60,211 of interest expense for a note payable acquired in the course of the merger, (ii) $320,826 in interest expense on short term notes payable with directors and officers issued in connection with financing arrangements associated with the consummation of the Prescient Merger, and (iii) $129,413 resulting from an increase of $3,575,701 in lines of credit.

In addition, the Company did not receive income from patent activities during the year ended June 30, 2009 when compared with $600,000 that was received during the year ended June 30, 2008.  The Company evaluates its intellectual property portfolio that it has developed and from time to time it may otherwise sell, license, or collect royalties from interested parties who may wish to utilize this uniquely patented technology.

Financial Position, Liquidity and Capital Resources

Net Cash Flows from Operating Activities

Net cash used in operations for the year ended June 30, 2009, was $821,395 compared to $2,870,775 for the year ended June 30, 2008. The $2,049,380 decrease in net cash used in operations for the year ended June 30, 2009 when compared to the year ended June 30, 2008 was primarily the result of (i) a decrease in trade receivables from collecting outstanding accounts, (ii) no gain on sale of patents in the year ended June 30, 2009, (iii) an increase in the change of deferred revenue due to customer maintenance cancelations, (iv) an increase in stock issued for services due to the Prescient Merger and (v) an impairment of capitalized software costs that was not applicable in the same period 2008.

Net Cash Flows from Investing Activities

Net cash flows provided by investing activities for the year ended June 30, 2009 was $193,407 compared to net cash flows provided by investing activities of $490,157 for the year ended June 30, 2008.  This $296,750 comparable decrease in cash flows from investing activities June 30, 2009 when compared to the same period in 2008 was the result of (i) net cash paid in connection with the Prescient Merger which was offset by the release of restricted cash, and (ii) proceeds from sale of patents in 2008 which was not applicable in the comparable period in 2009.

Net Cash Flows from Financing Activities

Net cash provided by financing activities totaled $418,704 for the year ended June 30, 2009 when compared to cash flows used in financing activities of $27,243 for the year ended June 30, 2008. The change in net cash provided by financing activities is attributable to draws from a line of credit with the Company’s bank and proceeds raised through the placement of certain notes payable to the Company’s officers and directors in connection with financing the Prescient Merger that closed on January 13, 2009.

Cash, Cash Equivalents & Restricted Cash

Cash, cash equivalents and restricted cash was $656,279 and $2,805,563 at June 30, 2009, and June 30, 2008, respectively.  This relative decrease from June 30, 2008 to June 30, 2009 is primarily the result of restricted cash held at June 30, 2008 that was released and utilized to retire a note payable in the amount of $1.94 million, and cash used to fund operations.

Liquidity and Capital Resources

Current assets at June 30, 2009 totaled $2,131,223, a decrease of $1,851,955 when compared to June 30, 2008. The Company had $656,279 of cash and cash equivalents at June 30, 2009. At June 30, 2008, the Company had $2,805,563 in cash, cash equivalents and restricted cash.

The $1,851,955 decrease in current assets is primarily the result of restricted cash held at June 30, 2008 that was released and utilized to retire a note payable in the amount of $1.94 million.

Current liabilities totaled $6,647,837 and $3,401,779 as of June 30, 2009 and 2008, respectively.  The $3,246,058 comparative increase in current liabilities is due to (i) the assumption of a note payable resulting from the consummation of the Prescient Merger, (ii) the Company’s use of a line of credit to finance the Prescient Merger, (iii) an increase in deferred revenue associated with acquisition of Prescient maintenance customers, (iv) an increase in accrued liabilities assumed as part of the Prescient Merger, and, (v) an increase in accrued interest and dividends as a result of the financing arrangements associated with the Prescient Merger.

Negative working capital at June 30, 2009 was $4,516,614 when compared to positive working capital of $581,399 at June 30, 2008.  The decrease in working capital is principally a result of funding operations in fiscal year 2009 and the additional current indebtedness incurred to finance the Prescient Merger, including additional accrued liabilities, primarily due to an increase in accrued compensation and dividends.

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

While no assurances can be given, the Company believes that anticipated revenue growth resulting from consummation of the Prescient Merger, and further cost reductions resulting from integration efforts, will allow the Company to meet its minimum operating cash requirements for the next twelve months.  The financial statements do not reflect any adjustments should the operational objectives of the Prescient Merger not be achieved. Although the Company anticipates that available cash resources will be sufficient to meet its working capital requirements, no assurances can be given.  Should the Company need to raise additional equity or debt financing, there are no assurances that the Company could do so on acceptable terms.

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

We commenced operations in the software development and professional services business during 1990. The preparation of our financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to income taxes, revenue recognition and restructuring initiatives. Management bases its estimates and judgments on historical experience of operations and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, will affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Income Taxes

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

Goodwill and Other Long-Lived Asset Valuations

Goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Other intangible assets are amortized over their useful lives.

Revenue Recognition

The Company derives revenues from four primary sources: software licenses, maintenance and support services, professional services and software subscription.  New software licenses include the sale of software runtime license fees associated with deployment of the Company’s software products.  Software license maintenance updates and product support are typically annual contracts with customers that are paid in advance or specified as terms in the contract. This provides the customer access to new software releases, maintenance releases, patches and technical support personnel.  Professional service sales are derived from the sale of services to design, develop and implement custom software applications.

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.  The Company records compensation expense on a straight-line basis.  The fair value of options granted are estimated at the date of grant using a Black-Scholes option pricing model with assumptions for the risk-free interest rate, expected life, volatility, dividend yield and forfeiture rate.

Capitalization of Software Development Costs

The Company accounts for research costs of computer software to be sold, leased, or otherwise marketed as expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached shortly after a working prototype is complete and meets or exceeds design specifications including functions, features, and technical performance requirements.  Costs incurred after technological feasibility is established have been and will continue to be capitalized until such time as when the product or enhancement is available for general release to customers.

Off-Balance Sheet Arrangements

None

ITEM 8.	FINANCIAL STATEMENTS

The information required hereunder in this Annual Report on Form 10-K is set forth in the financial statements and the notes thereto beginning on Page F-1.

ITEM 9A(T)	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our internal control over financial reporting was effective.

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

ITEM 9B.	OTHER INFORMATION

       None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position – Committee

Randall K. Fields	63	Chief Executive Officer Chairman of the Board and Director
Robert P. Hermanns (1)	64	Director, Senior Vice-President Sales
John R. Merrill (2)	39	Chief Financial Officer and Treasurer
Robert W. Allen (3)	67	Director and Compensation Committee Chairman
Richard S. Krause (4)	48	Director, Audit Committee Chairman and Nominating / Governance Committee Chairman
James R. Gillis (5)	57	Director
Peter T. Brennan (6)	61	Director

(1) Appointed Director and Senior Vice-President, Sales on 3/15/07
(2) Appointed CFO and Treasurer on 9/10/07
(3) Appointed Director on 10/01/07
(4) Appointed Director on 1/04/08
(5) Appointed Director on 2/05/08
(6) Appointed Director on 1/21/09

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

Richard S. Krause joined the Board of Directors in January, 2008. Mr. Krause is a seasoned executive with many years of experience in senior leadership roles with consumer packaged goods manufacturers and marketers such as Procter & Gamble, Newell Rubbermaid and ConAgra Foods.  Mr. Krause has over twenty years of experience in leading organizations through significant milestones and inflection points by creating motivated, highly competitive, and winning cultures. Mr. Krause is currently President and Chief Executive Officer of Élan Nutrition, Inc. (an affiliate of Sun Capital Partners, Inc.) a major manufacturer and formulator of sports-performance, weight management and healthy lifestyle nutrition bars.  Prior to this, he was President of Cannon Solutions, Inc., a global operating group with businesses in the merchandising systems, automated distribution and retail technologies sectors serving major brand marketers and retailers. Throughout his career, Mr. Krause has consistently developed and instituted share increasing, cost saving, and revenue building programs for several well-known consumer packaged goods brands.

James R. Gillis joined the Board of Directors in February, 2008 joined its Board of Directors. Mr. Gillis is President, Chief Operating Officer and Co-CEO of Source Interlink Companies, Inc., a premier marketing, merchandising and fulfillment company of entertainment products where he has been instrumental in developing annual revenues in excess of $1.9 billion and over 95 business units in the US.   While at Source Interlink, Mr. Gillis has also developed and maintained relationships with public equity investors, hedge funds, stock analysts, investment banks and private equity firms, both domestically and internationally, while creating a marketing infrastructure to provide a portfolio of fully integrated products and services in 110,000 locations for more than 1,000 retail chains.  Prior to his tenure with Source, he was President, CEO, and Owner of Brand Manufacturing Corporation, a leading designer and manufacturer of retail display systems. Previously, he was Managing Partner of Aders, Wilcox, Gillis Group, a global developer of trade relationships serving major brand marketers and retailers worldwide.

Peter T. Brennan joined the Board of Directors on January 21, 2009.  Mr. Brennan is the former President and Vice Chairman of Daymon Worldwide, Inc.  Daymon Worldwide specializes in the sales and marketing of private label consumer products, working with some of the leading retail, wholesale and foodservice companies in the U.S. and in more than 20 other countries.  Mr. Brennan earned a Bachelor of Arts degree from Michigan State University, and is active in a number of professional organizations, including the Agribusiness program at Harvard Business School, and is a member of the Private and Public Scientific Academic and consumer Food Policy Group.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2009, each of our directors failed to report the issuance of shares to them in consideration for the payment of director fees owed to them during such fiscal year, and one of our directors, Peter Brennan, failed to file a Form 3 upon appointment to our Board of Directors.  In addition, we had one late filing for Mr. Fields relating to the acquisition of shares of Series A Preferred Stock. Otherwise, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics and Business Conduct

In August 2008, the Company and its Board of Directors unanimously adopted a new Code of Ethics and Business Conduct. This has replaced the 2005 adopted Code of Ethics and is included by reference herein in Item 13, Exhibit 14.

Committees of the Board of Directors

Our board of directors has an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and responsibilities described below.

Audit Committee

The audit committee provides assistance to the board of directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The audit committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy it that the accountants are independent of management. The audit committee currently consists of Richard S. Krause (Chairman), Robert W. Allen, and Peter T. Brennan, each of whom is a non-management member of our board of directors. Richard S. Krause is also our audit committee financial expert as currently defined under Securities and Exchange Commission rules.  We believe that the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the Over-the-Counter Bulletin Board Stock Market and Securities and Exchange Commission rules and regulations. We intend to comply with future audit committee requirements as they become applicable to us.

Compensation Committee

The compensation committee determines our general compensation policies and the compensation provided to our directors and officers. The compensation committee also reviews and determines bonuses for our officers and other employees. In addition, the compensation committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers our stock option plans and employee stock purchase plan. The compensation committee currently consists of Robert W. Allen (Chairman), and James R. Gillis, each of whom is a non-management member of our board of directors. We believe that the composition of our compensation committee meets the criteria for independence under, and the functioning of our compensation committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the Over-the-Counter Bulletin Board Stock Market and Securities and Exchange Commission rules and regulations. We intend to comply with future compensation committee requirements as they become applicable to us.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is responsible for making recommendations to the board of directors regarding candidates for directorships and the size and composition of the board. In addition, the nominating and corporate governance committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the board concerning corporate governance matters. The current members of the nominating and governance committee are Peter T. Brennan (Chairman), James R. Gillis, and Richard S. Krause. We believe that the composition of our nominating and governance committee meets the criteria for independence under, and the functioning of our nominating and corporate governance committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the Over-the-Counter Bulletin Board Stock Market and Securities and Exchange Commission rules and regulations. We intend to comply with future nominating and corporate governance committee requirements as they become applicable to us.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid to the Company’s Chief Executive Officer, and the Company’s two most highly compensated executive officers other than its chief executive officer, who were serving as executive officers as of June 30, 2009 and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)		Stock Awards ($) (1)	All Other Compensation ($)		Total ($)
Randall K. Fields
Chief Executive Officer and Chairman of the Board	2009	356,250	(2)	-	54,790	(3)	411,040
	2008	350,000	(2)	-	52,167	(3)	402,167

John R. Merrill
Chief Financial Officer	2009	162,938		25,000	-		187,938
	2008	165,000		-	-		165,000

Robert P. Hermanns
Senior Vice- President Sales	2009	213,750		-	1,667	(4)	215,417
	2008	225,000		-	55,855	(4)	280,855

(1)
Stock awards consist solely of shares of restricted common stock. Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the compensation costs recognized by the Company during the fiscal year for stock awards as determined pursuant to FAS 123R.

(2)	A significant part of Mr. Fields compensation is paid to a management company wholly owned by Mr. Fields.
(3)
These amounts include premiums paid on Life Insurance policies of $25,344 for 2009 and 2008;  computer related expenses of $6,000 for 2009 and 2009; Company car related expenses of $16,810 and $21,476 for 2009 and 2008, respectively; and medical premiums of $6,636 and $5,346 for 2009 and 2008, respectively.

(4)	Commissions paid to Mr. Hermanns.

Employment Agreements

Park City Group has an Employment Agreement with its chief executive officer, Randall K. Fields, dated April 1, 2009, pursuant to which Mr. Fields is to be employed by the Company in the position of Sales Department Manager through June 20, 2013 for annual compensation of $50,000.    In addition, on April 9, 2009, the Company entered into a Services Agreement with Fields Management, Inc. (“FMI”), to provide certain executive management services to the Company, including designating Mr. Fields to perform the functions of President and Chief Executive Officer for the Company (“Executive”).  The Services Agreement amends and replaces the Services Agreement between FMI and the Company, dated July 1, 2005.  FMI is controlled by Randall K. Fields, FMI’s designated Executive, who currently serves as the Company’s Chairman of the Board, President and Chief Executive Officer. Under the terms of the Services Agreement, which continues through June 30, 2013, FMI is paid an annual base fee of $325,000, payable in equal semi-monthly installments.  In addition, FMI is entitled to the following:

●	an incentive bonus based upon the Company’s achievement of performance goals determined each year by the Compensation Committee of the Company’s Board of Directors;
●	up to $1,200 per month for reimbursement of a vehicle of Executive’s choice;
●	an annual allowance of up to $6,000 for computer equipment; and
●	600,000 shares of Common Stock of the Company, subject to a pro-rata (10) ten-year vesting schedule.

Park City Group is also obligated to maintain two term life insurance policies in the name of the Executive for $10.0 million each, with the beneficiary of one to be designated by the Executive, and the other to be designated by the Company.

Park City Group has an employment agreement with its Senior Vice-President of Sales, Robert Hermanns, dated March 15, 2007.  This agreement provides Mr. Hermanns with the following compensation:

•	Annual base compensation of $220,000;
•	Employee benefits that are generally provided to Park City Group, Inc. employees;
•	A bonus equal to 1% of annual salary for every 2% increase in gross revenues over the previous year’s actual revenue with additional terms set forth in Exhibit 10.16 attached hereto; and
•	Stock options equal to 2 to 1 for each share of stock purchased.

Park City Group has an employment agreement with its Chief Financial Officer and Treasurer, John Merrill, dated effective September 10, 2007. This agreement provides Mr. Merrill with the following compensation:

•	Annual base compensation of $165,000;
•	Employee benefits that are generally provided to Park City Group, Inc. employees; and
•	Stock grants equal to 2 for 1 for each share of stock purchased.

The following table sets forth information with respect to the value of all outstanding equity awards held by our named executive officers at the end of fiscal 2009:

	Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Units of Stock That Have Not Vested ($)
Randall K. Fields	—	—	—	—	—

John R. Merrill	—	—	—	23,292	75,000

Robert Hermanns	74,000	2.76	6/29/10	—	—

Director Compensation

The outside directors of the Company, James R. Gillis, Richard S. Krause, Robert W. Allen and Peter Brennan receive the following compensation:

•	Annual cash compensation of $10,000 payable at the rate of $2,500 per quarter. The Company has the right to pay this amount in the form of shares of Company Stock; and

•
Annual options to purchase $20,000 of the Company restricted common stock at the market value of the shares on the date of the grant, which is to be the first day the stock market is open in January of each year.

The following table sets forth information concerning the compensation earned during fiscal 2009 by our current directors:

Name	Stock Awards ($) (1)	Total ($)
James R. Gillis	10,000	10,000
Richard S. Krause	10,000	10,000
Robert W. Allen	10,000	10,000
Peter Brennan	5,000	5,000

(1)
Stock awards consist solely of stock grants of fully vested Company common stock.  Amounts shown do not reflect compensation actually received by the director.  Instead, the amounts shown are the compensation costs recognized by the Company during the fiscal year for stock awards as determined pursuant to FAS 123R.

401(k) Retirement Plan

The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code.  The Company utilizes Fidelity Investments as its administrator and trustee of the Company’s 401(k) plan. Employees who have attained the age of 18 are immediately eligible to participate.  The Company, at its discretion, may match employee’s contributions at a percentage determined annually by the board of directors.  The Company does not currently match contributions.

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

Stock Options and Warrants

The Company has stock option plans that enable it to issue to officers, directors, consultants and employees nonqualified and incentive options to purchase common stock.  At June 30, 2009, a total of 90,040 of such options were outstanding with exercise prices ranging from $1.50 to $2.76 per share.

At June 30, 2009 a total of 972,193 warrants to purchase shares of common stock were outstanding.  Of those warrants, 128,571 were issued in connection with an equity investment by an officer; 426,485 were issued as a commission for placement of equity securities; and 417,137 were issued in connection with an equity placement. These warrants have exercise prices ranging from $1.80 to $4.00 per share and expire between August 26, 2009 and January 12, 2014.

Compensation Committee Interlocks and Insider Participation

No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding shares of our preferred stock beneficially owned as of September 24, 2009 by:  (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our preferred stock.  Percent ownership is calculated based on 647,820 shares of Series A Convertible Preferred Stock outstanding at September 24, 2009.

Name	Preferred Stock	% Ownership of Class

Hillson Partners LP	58,812	9.08%

The following table sets forth information regarding shares of our common stock beneficially owned as of September 24, 2009 by:  (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock.

Name	Common Stock		Common Stock Options Exercisable Within 60 Days	Common Stock Purchase Warrant Exercisable Within 60 days		Total Stock and Stock Based Holdings (1)	% Ownership of Class (1)

Randall K. Fields (2)(5)	4,631,574	(3)	-	-		4,631,574	43.64
Riverview Financial, Corp (4)	4,631,574	(3)	-	-		4,033,890	38.08
Robert Hermanns (5)	52,310		74,000			126,310	1.18
John R. Merrill (5)	9,987		-	-		9,987	.09
James R. Gillis (5)	28,580		-	-		28,580	.27
Robert W. Allen (5)	311,691	(7)	-	17,857	(8)	329,548	3.08
Richard S. Krause (5)	8,580		-	-		8,580	.08
Peter Brennan (5)	3,940		-	-		3,940	.04
Goldman Capital Management	711,363		-	-		711,363	6.7
Directors and Officers as a Group (7 persons)	5,138,519		74,000	17,857		5,016,662	48.44

* Less than 1%

(1)
For purposes of this table “beneficial ownership” is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any common shares that such person or group has the right to acquire within 60 days after September 26, 2009. For purposes of computing the percentage of outstanding common shares held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days after September 24, 2009, are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group.  As of September 24, 2009, there were 10,614,008 shares of our common stock issued and outstanding.  There were also outstanding options, and warrants entitling the holders to purchase 91,857 shares of our common stock owned by officers and/or directors of Park City Group.

(2)
Includes 4,033,890 shares of common stock held in the name of Riverview Financial Corp., 30,667 held in the name of Julie Fields and 2,688 shares of common stock held in the name of Fields Management, Inc. of which Randall K Fields is the beneficial owner.

(3)	Includes 19,123 shares issuable upon conversion of 5,737 shares of Series A Convertible Preferred Stock.

(4)
Includes 545,206 shares of common stock held in the name of Randall K. Fields. Riverview Financial Corp., 30,667 held in the name of Julie Fields and 2,688 shares of common stock held in the name of Fields Management, Inc. which is beneficially controlled by Randall K. Fields.

(5)	These are the officers and directors of Park City Group.

(6)	Includes 13,000 shares held in the name of Carolynn Hermanns, which is Mr. Hermanns spouse.

(7)
Includes 37,314 shares of common stock held in trust, in which Mr. Allen is the trustee.  Includes 49,003 and 49,007 shares issuable upon conversion of 14,701 and 14,702 shares of Series A   Convertible Preferred Stock for Mr. and Mrs. Allen, respectively.

(8)	Includes 8.929 warrants held in the name of Susan M. Allen, Mr. Allen's spouse.

Change in Control

The Company is not currently engaged in any activities or arrangements that it anticipates will result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 2, 2008, the Company executed and delivered three promissory notes in an aggregate amount of $2,200,000.  Each of such notes was unsecured, was due on or before December 1, 2008 and accrued interest at the rate of 10% per annum.  The lenders and the amount of each note were as follows:

Lender	Principal Amount
Riverview Financial Corp*	$1,500,000
Robert K. Allen (Director of Company)	500,000
Robert Hermanns (Director and Senior Vice President)	200,000
Total	$2,200,000

* Riverview Financial Corp (“Riverview”) is an affiliate of Randal Fields, the CEO and a director of the Company.

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

On January 12, 2009, the Company entered into a Purchase Agreement with Robert W. Allen, pursuant to which the Company issued a Subordinated Promissory Note to Mr. Allen in the principal amount of $523,013.70 (the “Allen Note”).  The Allen Note was issued by the Company to replace the promissory note issued to Mr. Allen on September 2, 2008 in the principal amount of $500,000.  The Company and Mr. Allen extended the maturity date of the original Note to January 12, 2009, from its original maturity date, December 1, 2008. The principal amount of the Allen Note reflects the principal amount of the original note issued to Mr. Allen, plus accrued interest of $23,013.70.  The Allen Note bears interest computed at a rate of twelve percent (12%) per annum, and is due and payable on the earlier to occur of July 12, 2011 or upon an event of default.  In addition to the Allen Note, Mr. Allen was issued 116,667 shares of the Company’s Common Stock in consideration for the exchange of the original note.

On April 1, 2009, the Company issued a Subordinated Promissory Note to Riverview in the principal amount of $620,558.53 (“New Note”).   The New Note was issued in consideration for the cancellation of the promissory note, dated September 2, 2008, issued by the Company to Riverview in the original principal amount of $1,500,000 (the “Old Note”), which principal amount was reduced by $1.0 million as a result of a payment made to Riverview by the Company on February 3, 2009.  The New Note includes accrued but unpaid interest under the Old Note of $80,171.84, certain fees owed to Riverview by the Company in the amount of $35,123.68 for guaranteeing amounts owed by the Company under a line of credit with a bank, and $5,263.01 representing certain late fees owed Riverview by the Company resulting from the failure by the Company to pay certain amounts to Riverview under the terms of a Services Agreement between the Company and Riverview, dated July 1, 2005, described above.  The New Note, which bears interest computed at a rate of twelve percent (12%) per annum, is due on the earlier of September 30, 2011 or upon an event of default.

Director Independence

Our Board of Directors currently consists of Randall K. Fields, Robert P. Hermanns, Robert W. Allen, Richard S. Krause, James R. Gillis and Peter T. Brennan. The Board has determined that Robert W. Allen, Richard S. Krause and Peter Brennan qualify as independent directors.

We maintain separately designated audit, compensation and nominating committees. In applying the independence standards applicable to audit, compensation and nominating committee members, each of the members of such committees are considered independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred approximately $77,500 and $56,500 in audit fees during the years ended June 30, 2009 and 2008, respectively,  to HJ & Associates, LLC (“HJ”).

Audit Related Fees

There were no fees billed for audit-related services not disclosed in “Audit Fees” above.

All Other Fees

We incurred approximately $13,000 and $0 in tax preparation fees during the years ended June 30, 2009 and 2008. No other fees were billed for services rendered by our principal accountants for the year ended June 30, 2008.

Compatibility of Certain Fees with Independent Accountants’ Independence

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by HJ in fiscal 2009 and 2008. Such procedures govern the ways in which the Audit Committee pre-approves audit and various categories of non-audit services that the auditor provides to the Company.  Services which have not received pre-approval must receive specific approval of the Audit Committee. The Audit Committee is to be informed of each such engagement in a timely manner, and such procedures do not include delegation of the Audit Committee’s responsibilities to management.

Reports of the Audit Committee

On an annual basis the Audit Committee will review and discuss our most recent audited financial statements with management, and will discuss with our independent registered public accounting firm the matters required to be discussed by SAS 114, as modified or supplemented, and will receive the written disclosures and letters as required by Independence Standards Board Standard No. 1, as modified or supplemented, and will discuss with our independent registered public accounting firm its independence. Based on these reviews and discussions, the Audit Committee will then make its recommendation to the Board of Directors related to the inclusion of the audited financial statements in our Annual Report on Form 10-K for each fiscal year for filing with the Securities and Exchange Commission.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits, Financial Statements and Schedules

The Consolidated Financial Statements of the Company and its subsidiaries are filed as part of this Report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of June 30, 2009 and June 30, 2008
•	Consolidated Statements of Operations for the years ended June 30, 2009 and 2008
•	Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended June 30, 2009 and 2008
•	Consolidated Statements of Cash Flows for the years ended June 30, 2009 and 2008
•	Notes to Consolidated Financial Statements

Exhibit Number	Description

2.1 2.2 2.3 2.4 3.1 3.2 3.3 3.4 4.1 10.1 10.2 10.3 10.4 10.5 10.6 10.7
Agreement and Plan of Merger and Reorganization, Dated August 28, 2008 (1)
Form of Stock Purchase Agreement (1)
Form of Stock Voting Agreement (1)
Form of Promissory Note (2)
Article Of Incorporation (3)
Certificate Of Amendment (4)
Bylaws (3)
Certificate of Amendment (5)
Certificate of Designation (6)
Placement Agent Agreement (7)
Warrant to Purchase Common Stock, Dated June 14, 2006 (8)
Securities Purchase Agreement  (8)
Employment Agreement with Randall K. Fields (9)
Services Agreement with Fields Management, Inc. (9)
Commercial Real Estate Lease – Pinebrook (5)
Warrant to Purchase Common Stock, Dated June 30, 2006 (5)

10.8	Employment Agreement with Robert Hermanns (10)
10.9	Stock Purchase Agreement (6)
10.10	Warrant to Purchase Common Stock, dated June 1-22, 2007 (6)
10.11	Warrant to Purchase Common Stock, dated June 22, 2007 (6)
10.12	Employment Agreement with John Merrill (11)
10.13	Warrant to Purchase Common Stock issued to Taglich Brothers, Inc. (9)
10.14	Form of Securities Purchase Agreement, dated January 12, 2009 (9)
10.15	Securities Purchase Agreement, dated January 12, 2009, by and between the Company and Robert W. Allen (9)
10.16	Securities Purchase Agreement, dated January 12, 2009, by and between the Company and Taglich Brothers, Inc. (9)

10.17	Subordinated Promissory Note, dated April 1, 2009, issued to Riverview Financial Corporation (9)
10.18 14.1	Promissory Note, dated August 25, 2009, issued to Baylake Bank (12) Code of Ethics and Business Conduct
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from our Form 8-K dated September 3, 2008.
(2)	Incorporated by reference from our Form 8-K dated September 15, 2008.
(3)	Incorporated by reference from our Form DEF 14C dated June 5, 2002.
(4)	Incorporated by reference from our Form 10-QSB for the year ended Sept 30, 2005.
(5)	Incorporated by reference from our Form 10-KSB dated September 29, 2006.
(6)	Incorporated by reference from our Form 8-K dated June 27, 2007.
(7)	Incorporated by reference from our Form 8-K dated June 14, 2006.
(8)	Incorporated by reference from our Form SB-2/A dated October 20, 2006.
(9)	Incorporated by reference from our Form 8-K, dated June 5, 2009.
(10)	Incorporated by reference from our Form 8-K dated March 26, 2007.
(11)	Incorporated by reference from our Form 8-K dated September 12, 2007.
(12)	Incorporated by reference from our Form 8-K dated August 25, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK CITY GROUP, INC.
(Registrant)

Date: September 24, 2009	By /s/ Randall K. Fields Principal Executive Officer, Chairman of the Board and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall K. Fields Randall K. Fields	Chairman of the Board and Director, Chief Executive Officer, (Principal Executive Officer)	September 24, 2009
/s/ John R, Merrill John R. Merrill	Chief Financial Officer and Treasurer (Principal Financial Officer & Principal Accounting Officer)	September 24, 2009

/s/ Robert W. Allen Robert W. Allen	Director, and Compensation Committee Chairman	September 24, 2009
/s/ James R. Gillis James R. Gillis	Director	September 24, 2009

/s/ Peter T. Brennan Peter Brennan	Director, and Nominating / Governance Committee Chairman	September 24, 2009

/s/ Richard S. Krause Richard S. Krause	Director, Audit Committee Chairman	September 24, 2009
/s/ Robert P. Hermanns Robert P. Hermanns	Director	September 24, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Park City Group, Inc. and Subsidiaries
Park City, Utah

We have audited the accompanying consolidated balance sheets of Park City Group, Inc. and Subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park City Group, Inc. and Subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Park City Group. Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2009 included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
September 24, 2009

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
Assets	June 30, 2009	June 30, 2008

Current assets:
Cash and cash equivalents	$656,279	$865,563
Restricted cash	-	1,940,000
Receivables, net of allowance of $21,000 and $68,000, respectively	1,203,218	1,004,815
Unbilled receivables	120,953	116,362
Prepaid expenses and other current assets	150,773	56,438

Total current assets	2,131,223	3,983,178

Property and equipment, net	534,716	494,459

Other assets:
Deposits and other assets	129,187	47,667
Customer Relationships	4,029,599	-
Goodwill	4,805,933	-
Capitalized software costs, net	416,300	660,436

Total other assets	9,381,019	708,103

Total assets	$12,046,958	$5,185,740

Liabilities and Stockholders' (Deficit) Equity

Current liabilities:
Accounts payable	$759,630	$427,582
Accrued liabilities	1,455,843	410,396
Deferred revenue	1,422,497	480,269
Capital lease obligations	109,842	143,532
Line of credit	700,000	-
Notes payable	2,200,025	1,940,000

Total current liabilities	6,647,837	3,401,779

Long-term liabilities:
Notes payable, less current portion	2,902,986	-
Line of credit	2,875,701	-
Capital lease obligations, less current portion	122,506	200,446

Total liabilities	12,549,030	3,602,225

Commitments and contingencies

Stockholders' (deficit) equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized; 631,849 and 605,036 shares of Series A Convertible Preferred issued and outstanding at June 30, 2009 and 2008 respectively	6,318	6,050
Common stock, $0.01 par value, 50,000,000 shares authorized; 10,569,848 and 9,217,539 issued and outstanding at June 30, 2009 and 2008, respectively	105,698	92,176
Additional paid-in capital	29,096,215	26,467,700
Accumulated deficit	(29,710,303)	(24,982,411)

Total stockholders' (deficit) equity	(502,072)	1,583,515

Total liabilities and stockholders' (deficit) equity	$12,046,958	$5,185,740

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended June 30, 2009 and 2008
	2009	2008

Revenues:
Subscriptions	$2,883,196	$203,028
Maintenance and support	1,927,773	1,455,344
Professional services	899,800	584,661
License fees	253,998	1,101,940

Total revenues	5,964,767	3,344,973

Operating expenses:
Cost of revenues and product support	3,580,567	2,419,227
Sales and marketing	1,347,705	1,843,912
General and administrative	2,225,960	2,073,214
Depreciation and amortization	726,067	505,539
Impairment of capitalized software costs	1,457,383	-

Total operating expenses	9,337,682	6,841,892

Loss from operations	(3,372,915)	(3,496,919)

Other income (expense):
Equity in subsidiary loss	(162,796)	-
Loss on disposition of property and equipment	(520)	(295)
Income from patent activities	-	600,000
Interest (expense) income, net	(505,146)	29,035

Total other income (expense)	(668,462)	628,740

Loss before income taxes	(4,041,377)	(2,868,179)

(Provision) benefit for income taxes	-	-

Net loss	(4,041,377)	(2,868,179)

Dividends on preferred stock	(686,515)	(330,837)

Net loss applicable to common shareholders	$(4,727,892)	$(3,199,016)

Weighted average shares, basic and diluted	9,770,000	9,150,000
Basic and diluted loss per share	$(0.48)	$(0.35)

See accompanying notes to consolidated financial statements.

Park City Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ (Deficit) Equity
For the Years Ended June 30, 2009

	Preferred Stock		Common Stock		Subscription	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total

Balance, June 30, 2007	584,000	$5,840	8,997,703	$89,977	$(106,374)	$26,166,128	$(21,783,395)	$4,372,176

Conversion of preferred stock	(4,257)	(43)	14,190	142	-	(99)	-	-
Stock issued for:
Compensation	-	-	23,965	240	-	74,936	-	75,176
Proceeds from subscription receivable	-	-	-	-	106,374		-	106,374
Offering costs	-	-	-	-	-	(24,125)	-	(24,125)
Exercise of warrants	-	-	181,681	1,817	-	(1,817)	-	-
Dividends	25,293	253	-	-	-	252,677		252,930
Preferred dividends - declared	-	-	-	-	-	-	(330,837)	(330,837)

Net loss	-	-	-	-	-	-	(2,868,179)	(2,868,179)

Balance, June 30, 2008	605,036	6,050	9,217,539	92,176	-	26,467,700	(24,982,411)	1,583,515

Conversion of preferred stock	(33,414)	(334)	111,380	1,113	-	(779)	-	-
Stock issued for:								-
Compensation	-	-	44,651	446	-	126,388	-	126,834
Services	-	-	20,000	200	-	21,800	-	22,000
Cash	-	-	57,314	573	-	153,029	-	153,602
Acquisition	-	-	1,118,964	11,190	-	1,661,256	-	1,672,446
Dividends	60,227	602	-	-	-	601,667	-	602,269
Warrants issued for:
Acquisition	-	-	-	-	-	65,154	-	65,154
Preferred dividends - declared	-	-	-	-	-	-	(686,515)	(686,515)

Net loss	-	-	-	-	-	-	(4,041,377)	(4,041,377)

Balance, June 30, 2009	631,849	$6,318	10,569,848	$105,698	$-	$29,096,215	$(29,710,303)	$(502,072)

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2009 and 2008

	2009	2008

Cash flows from operating activities:
Net loss	$(4,041,377)	$(2,868,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	726,067	505,539
Bad debt expense	123,716	41,042
Stock issued for services and expenses	148,834	75,176
Amortization of discounts on debt	4,767	-
Impairment of capitalized software costs	1,457,383	-
Loss from sale of property	520	295
Income from patent activities	-	(600,000)
Equity in subsidiary loss	162,796	-
(Increase) decrease in:
Receivables	1,083,943	(565,525)
Other receivables	68,509	439,808
Prepaids and other assets	(94,881)	24,355
(Decrease) increase in:
Accounts payable	104,964	39,370
Accrued liabilities	(461,716)	62,374
Deferred revenue	(104,920)	(25,030)

Net cash used in operating activities	(821,395)	(2,870,775)

Cash flows from investing activities:
Purchase of property and equipment	(59,484)	(34,787)
Net cash paid in acquisition	(1,687,109)	-
Capitalization of software costs	-	(76,001)
Release of restricted Cash	1,940,000	-
Proceeds from disposal of property	-	600,945

Net cash provided by investing activities	193,407	490,157

Cash flows from financing activities:
Net increase in lines of credit	3,575,701	-
Proceeds from issuances of stock	153,602	-
Stock offering costs	-	(24,125)
Receipt of subscription receivable	-	106,374
Dividends paid	-	(2,485)
Payments on notes payable and capital leases	(3,310,599)	(107,007)

Net cash provided by (used in) financing activities	418,704	(27,243)

Net decrease in cash and cash equivalents	(209,284)	(2,407,861)

Cash and cash equivalents at beginning of year	865,563	3,273,424

Cash and cash equivalents at end of year	$656,279	$865,563

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$213,457	$127,092

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Dividends accrued on preferred stock	$159,668	$75,422
Dividends paid with preferred stock	$407,650	$155,400
Property and equipment purchased by capital lease	$40,807	$154,386

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
For the Years Ended June 30, 2009 and 2008

Supplemental Disclosure of Non-Cash Investing and Financing Activities, continued

On January 13, 2009, the Company purchased 100% of the outstanding common stock of Prescient.  The fair values of Prescient’s assets and liabilities at the date of acquisition and the consideration paid, net of cash acquired, are as follows:

Receivables	$1,406,061
Unbilled receivables	73,100
Prepaid expenses and other current assets	34,139
Property and equipment	109,632
Deposits and other current assets	46,835
Customer relationships	4,223,161
Software/Developed technology	1,529,154
Goodwill	4,805,933
Accounts payable	(227,084)
Accrued liabilities	(481,514)
Note payable assumed	(2,214,420)
Deferred revenue	(1,047,148)

Net assets acquired	8,305,302

Note payable issued	(1,759,413)
Related party notes payable issued	(2,342,573)
Unclaimed tender offer (cash to be paid)	(941,404)
Common stock issued	(1,672,445)
Warrants issued	(65,154)
Equity investment prior to acquisition	162,796

Cash paid for acquisition	$1,687,109

Park City Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009 and June 30, 2008

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

The Company designs, develops, markets and supports proprietary software products. These products are designed to be used in businesses having multiple locations to assist in the management of business operations on a daily basis and communicate results of operations in a timely manner. In addition, the Company has built a consulting practice for business improvement that centers on the Company’s proprietary software products. The principal markets for the Company's products are multi-store retail and convenience store chains, branded food manufacturers, suppliers and distributors, and manufacturing companies which have operations in North America, Europe, Asia and the Pacific Rim.

Acquisition of Prescient Applied Intelligence, Inc.

On January 13, 2009, the Company consummated a merger of PAII Transitory Sub, Inc., a wholly-owned subsidiary of the Company, with and into Prescient (the “Prescient Merger”). As a result of the Prescient Merger, the Company owns 100% of Prescient.   The Company’s consolidated financial statements contain the results of operations of Prescient from January 13, 2009, as well as the impact on the Company’s financial position resulting from consummation of the Prescient Merger as of such period.

The Prescient Merger was accounted for as a business combination.  The Company was the acquirer. The assets acquired and the liabilities assumed of Prescient have been recorded at their respective fair values.  The total consideration paid to acquire Prescient was $11,391,318, $1,170,089 of which was for direct transaction costs.  The acquisition cost includes $3,086,016 of cash acquired from Prescient.  The acquisition cost net of the $3,086,016 acquired cash was $8,305,302.  The net acquisition cost of $8,305,302 was allocated based on the fair value of the assets and liabilities acquired, as follows:

Receivables	$1,406,601
Unbilled receivables	73,100
Prepaid expenses and other current assets	34,139
Property and equipment	109,632
Deposits and other current assets	46,835
Customer relationships	4,223,161
Software/Developed technology	1,529,154
Goodwill	4,805,933
Accounts payable	(227,084)
Accrued liabilities	(481,514)
Note payable assumed	(2,214,420)
Deferred revenue	(1,047,148)

Net assets acquired	8,305,302

Note payable issued	(1,759,413)
Related party notes payable issued	(2,342,573)
Unclaimed tender offer (cash to be paid)	(941,404)
Common stock issued	(1,672,445)
Warrants issued	(65,154)
Equity investment prior to acquisition	162,796

Cash paid for acquisition	$1,687,109

As a result of the Purchase Transaction whereby the Company initially acquired the Series E Preferred Stock of Prescient, the Company then owned approximately 43% of Prescient’s Series E Preferred Stock or 8% of the total outstanding common shares on a fully converted basis at 12/31/08. The Purchase Transaction was consummated contemporaneously with the execution of an Agreement and Plan of Merger entered into in connection with the proposed Prescient Merger, Prior to the completed merger on January 13, 2009, Prescient reported a net loss at 12/31/08. Prescient’s loss resulted in the recognition of 8% or a $162,796 loss by the Company.

NOTE 2.                                 SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements presented herein reflect the consolidated financial position of Park City Group, Inc. and subsidiaries, including Prescient.  All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements.  Actual results could differ from these estimates.  The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results it reports in its financial statements.  The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results, and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company’s most critical accounting policies include:  income taxes, goodwill and other long lived asset valuations, revenue recognition, stock-based compensation, capitalization of software development costs.

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

During the year ended June 30, 2009, the Company received revenues from new customers and revenues from customers which relate to the Prescient Merger of approximately $287,000, and $4,210,036; respectively. During the year ended June 30, 2008, the Company received revenues from new customers of $850,000. The Company had revenues of approximately $1.46 and $2.5 million, respectively from existing customers for continued support and additional license sales.

During the year ended June 30, 2009 the Company did not have sales to major customers that exceeded 10 percent of revenues. During the year ended June 30, 2008, the Company had sales to major customers that exceeded 10 percent of revenues are as follows:

2008
Customer A	$700,000
Customer B	438,425
Customer C	359,835
Customer D	349,998

Allowance for Doubtful Accounts Receivable

The Company offers credit terms on the sale of the Company’s products to a significant majority of the Company’s customers and require no collateral from these customers. The Company performs ongoing credit evaluations of the Company’s customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience and a specific review of accounts receivable at the end of each period. As of June 30, 2009 and 2008, the allowance for doubtful accounts was $21,000 and $68,000, respectively.

Depreciation and Amortization

Depreciation and amortization of property and equipment is computed using the straight line method based on the following estimated useful lives:
Years
Furniture and fixtures	7
Computer equipment	3
Equipment under capital leases	3
Leasehold improvements	see below

Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful life of the improvements.

Amortization of intangible assets are computed using the straight line method based on the following estimated useful lives:

Years
Customer relationships	10
Acquired developed software	5
Developed software	3
Goodwill	see below

Goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Other intangible assets are amortized over their useful lives.

Warranties

The Company offers a limited warranty against software defects for a general period of (90) ninety days.  Customers who are not completely satisfied with their software purchase may attempt to be reimbursed for their purchases outside the warranty period.  The Company accrues amounts for such warranty settlements that are probable and can be reasonably estimated.

Revenue Recognition

The Company derives revenues from four primary sources: software licenses, maintenance and support services, professional services and software subscription.  New software licenses include the sale of software runtime license fees associated with deployment of the Company’s software products.  Software license maintenance updates and product support are typically annual contracts with customers that are paid in advance or specified as terms in the contract. This provides the customer access to new software releases, maintenance releases, patches and technical support personnel.  Professional service sales are derived from the sale of services to design, develop and implement custom software applications. Subscription is derived from the sale of Supply Chain Profit Link, a category management product that is sold on a subscription basis.

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

Software Development Costs

The Company accounts for costs of computer software to be sold, leased, or otherwise marketed as expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers.

In July 2005 and December 2006, the Company reached technological feasibility on 1 new product and 2 major enhancements to existing product offerings.  The Company did not capitalize development costs in 2009, other than recording the value of the software acquired from Prescient. The Company capitalized $76,001 of development costs associated with these products and enhancements for 2008.  These products were available for general release in FY2008.  We continued capitalization until that time.  During 2009 and 2008 capitalized development costs of $315,907 and $332,210, respectively were amortized into expense.  The Company amortizes its developed and purchased software on a straight line basis over 3 and 5 years, respectively.

Research and Development Costs

Research and development costs include personnel costs, engineering, consulting, and contract labor and are expensed as incurred for software that has not achieved technological feasibility.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Earnings Per Share

The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each year. Options and warrants to purchase 1,062,233 and 1,017,443 shares of common stock at prices ranging from $1.50 to $4.00 per share were outstanding at June 30, 2009 and 2008, respectively. These options and warrants, were not included in the diluted (loss) earnings per share calculation because the effect would have been anti-dilutive.

The shares used in the computation of the Company's basic and diluted earnings per common share are reconciled as follows:

	Year ended June 30, 2009	Year ended June 30, 2008

Weighted average shares, basic	9,770,047	9,150,486
Dilutive effect of options and warrants	-	-

Weighted average shares outstanding assuming dilution	9,770,047	9,150,486

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.  The Company records compensation expense on a straight-line basis.

The weighted-average grant-date fair value of options granted during year ended June 30, 2008 was $1.35 per share. There were no stock options granted in the year ended June 30, 2009. The fair value for the options granted in 2008 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:
June 30, 2008
Risk-free interest rate	4.89%
Expected life (in years)	3
Expected volatility	123.76%
Expected dividend yield	0.00%

The following table summarizes information about fixed stock options and warrants outstanding at June 30, 2009:

	Options and Warrants Outstanding at June 30, 2009			Options and Warrants Exercisable at June 30, 2009

Range of exercise prices	Number Outstanding at June 30, 2009	Weighted average remaining contractual life(years)	Weighted average exercise_ price	Number Exercisable at June 30, 2009	Weighted average exercise price

$1.50 - $2.76	90,040	1.55	2.59	90,040	2.59
$1.80 - $4.00	972,193	2.04	3.62	972,193	3.62
$1.50 - $4.00	1,062,233	2.00	3.53	1,062,233	3.53

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, cash equivalents, restricted cash, receivables, payables, accruals and notes payable.  The carrying amount of cash, cash equivalents, restricted cash, receivables, payables and accruals approximates fair value due to the short-term nature of these items.  The notes payable also approximate fair value based on evaluations of market interest rates.

NOTE 3.                                LIQUIDITY

As shown in the consolidated financial statements, the Company had cash flow used in operations in the amount $821,395 and $2,870,775 for the years ended June 30, 2009 2008.

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

NOTE 4.                                 RECEIVABLES

Trade accounts receivable consist of the following at June 30, 2009 and 2008:

	2009	2008
Trade accounts receivable	$1,224,218	$1,072,815
Allowance for doubtful accounts	(21,000)	(68,000)
	$1,203,218	$1,004,815

Unbilled receivables consist of amounts recognized as revenue during the year for which invoices were sent subsequent to June 30, 2009.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following at June 30, 2009 and 2008:

	2009	2008
Computer equipment	$1,387,090	$572,124
Furniture and fixtures	363,762	307,278
Leasehold improvements	204,482	135,968
	1,955,334	1,015,370
Less accumulated depreciation and amortization	(1,420,618)	(520,911)
	$534,716	$494,459

Depreciation expense for the years ended June 30, 2009 and 2008 was $216,598 and $175,007, respectively.

NOTE 6. CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following at June 30, 2009 and 2008:

	2009	2008
Capitalized software costs	$2,246,077	$2,174,306
Less accumulated amortization	(1,829,777)	(1,513,870)
	$416,300	$660,436

Amortization expense for the years ended June 30, 2009 and 2008 was $315,907 and $332,210, respectively.

Estimated aggregate amortization expenses for each of the next five years is as follows:

Year ending June 30:
2010	$134,644
2011	80,482
2012	80,482
2013	80,482
2014	40,210

During the three months ended, March 31, 2009, the Company evaluated its intangible assets including the software technology platform acquired in the acquisition of Prescient.  In conducting the assessment, Management determined that $310,517 of capitalized development costs were unlikely to be recovered, and such costs should be adjusted for impairment when evaluating its post-merger software offerings. In addition $1,146,866 of the acquired software technology through the Prescient Merger has been determined by management to be impaired. Although the SmallTalk software platform it acquired from Prescient has high functionality, given the development limitations of the technology, it was determined that the software code base has a significantly lower value and reduced expected life.  Therefore, Management determined that the software carrying value exceeded the fair value and was impaired by $1,457,383.  No further impairment was required at June 30, 2009.

NOTE 7.  CUSTOMER RELATIONSHIPS

 Customer relationships were acquired from Prescient in the year ended June 30, 2009.  Customer relationships consist of the following at June 30, 2009:

Customer relationships	$4,223,161
Less accumulated amortization	(193,562)
$4,029,599

Amortization expense for the year ended June 30, 2009 was $193,562.

Estimated aggregate amortization expenses for each of the next five years is as follows:

Year ending June 30:
2010	$422,316
2011	422,316
2012	422,316
2013	422,316
2014	422,316

NOTE 8.                                 ACCRUED LIABILITIES

Accrued liabilities consist of the following at June 30, 2009 and 2008:

	2009	2008
Accrued compensation	$470,038	$157,470
Accrued stock grants	136,033	89,456
Accrued legal fees	86,099	9,580
Other accrued liabilities	108,141	58,468
Accrued interest	137,731	-
Unclaimed tender offer	338,133	-
Accrued dividends	159,668	75,422
Accrued board compensation	20,000	20,000
	$1,455,843	$410,396

NOTE 9.                      NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

The Company had the following notes payable and capital lease obligations at June 30, 2009 and 2008:

	2009	2008
Notes Payable:
Note payable to a group of investors, interest payable quarterly in installments of approximately $46,500, with an annual interest rate of 12%. This note is unsecured, and is due on July 12, 2011.	$1,538,244	$-
Note payable to an affiliate, interest payable quarterly in installments of approximately $18,600 with an annual interest rate of 12%. This note is unsecured and is due on September 30, 2011.	620,559	-
Note payable to an affiliate, interest payable quarterly in installments of approximately $15,700 with an annual interest rate of 12%. This note is unsecured, and is due on July 12, 2011.	523,014	-
Note payable to an affiliate, interest payable quarterly in installments of approximately $3,000. This note is unsecured, and is due on March 31, 2010.	100,000	-
Note payable to the Company’s investment banker, interest payable quarterly in installments of approximately $6,600 with an annual interest rate of 12%. This note is unsecured, and is due on July 12, 2011.	221,172	-
Note payable to TAK Investments LLC, due in monthly installments of $30,000 with the residual due and payable on August 25, 2009, with an annual interest rate of prime plus 2%. On August 25, 2009, the Company refinanced at a rate of the residual amount (See Note 19). This note is unsecured and is due on August 1, 2012	2,101,614	-
Note payable to a bank bearing interest at 6.7%, due March 31 2008. The note was extended to June 30, 2008. The note was retired subsequent to June 30, 2008. This note was secured by 1.94M in restricted cash.	-	1,940,000

Capital Lease Obligations:
Capital lease on computer equipment, due in monthly installments of $9,609, imputed interest rates of 10.9%	42,566	137,237
Capital lease on computer equipment, due in monthly installments of $2,125, imputed interest rate of 8.9%	57,760	77,193
Capital lease on software, due in monthly installments of $1,349, imputed interest rate of 11.7%	31,901	-
Capital lease on furniture and equipment, due in monthly installments of $3,539, imputed interest rate of 11.2%	100,121	129,548

	5,336,951	2,283,978
Less current portion of capital lease obligations and notes payable	(2,309,867)	(2,083,532)
Less discount on note payable	(1,592)	-
	$3,025,492	$200,446

Maturities of notes payable and capital leases at June 30, 2009 are as follows:

Year ending June 30:
2010	$2,309,867
2011	2,461,250
2012	47,767
2013	-
$5,336,951

Capital Leases:  Amortization expense related to capitalized leases is included in depreciation expense and was $118,762 and $66,352 for the years ended June 30, 2009 and 2008, respectively.  Accumulated depreciation was $3,709,205 at June 30, 2009.  This amortized depreciation expenses relates to $541,849 of equipment purchased under capital lease agreements of which $411,150 is still under capital lease at June 30, 2008.

NOTE 10.                                 LINES OF CREDIT

The Company’s lines of credit consisted of the following at June 30, 2009 and 2008:

	2009	2008
Unsecured line of credit with a bank, with an annual interest rate of 4.25%. The line of credit matures on September 30, 2009.	$200,000	$-

Signature secured line of credit with a bank, with an annual interest rate of 4.25%. The line of credit matures on September 30, 2009.	500,000	-

Line of credit with a Bank, interest payable monthly in installments of approximately $17,700 with a fixed annual interest rate of 7.26% for the term of the note. This line of credit is guaranteed with cash collateralized by Riverview Financial and is due on November 24, 2010.	2,875,701	-

Subtotal	3,575,701	-
Less current portion of lines of credit.	(700,000)	-
	$2,875,701	$-

Maturities of the lines of credit at June 30, 2009 are as follows:

Year ending June 30:
2010	$700,000
2011	2,875,701
2012	-
2013	-
$3,575,701

NOTE 11.                                 DEFERRED REVENUE

Deferred revenue consisted of the following at June 30, 2009 and 2008:

	2009	2008
Consulting and Other	$78,167	$650
Subscription	149,634	-
Maintenance and Support	1,194,696	479,619
	$1,422,497	$480,269

NOTE 12.                                INCOME TAXES

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

Net deferred tax liabilities consist of the following components as of June 30, 2009 and 2008:
	2009	2008
Deferred tax assets:
NOL Carryover	$44,614,215	$4,559,703
Depreciation	15,353	15,700
Allowance for Bad Debts	8,190	26,520
Accrued Expenses	63,973	34,888
Deferred Revenue	420,357	140,051
Deferred tax liabilities
Depreciation	-	-
Amortization	(49,533)	-
Valuation allowance	(45,072,555)	(4,776,862)
Net deferred tax asset	$-	$-

The income tax provision differs from the amounts of income tax determined by applying the US federal income tax rate to pretax income from continuing operations for the years ended June 30, 2009 and 2008 due to the following:

	2009	2008
Book Income	$(1,576,137)	$(1,118,590)
Stock for Services	90,952	15,600
Life Insurance	12,576	15,478
Meals & Entertainment	6,103	4,379
Loss on Sale of Assets	-	(874)
NOL Utilization	-	-
Derivative Liability	-	-
Valuation allowance	1,466,506	1,084,007
	$-	$-

At June 30, 2009, the Company had net operating loss carryforwards of approximately $114,395,400that may be offset against future taxable income from the year 2008 through 2029.  No tax benefit has been reported in the June 30, 2009 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  In January 2009 Park City Group, Inc. acquired Prescient Applied Intelligence, Inc. which had significant net operating loss carryforwards. Due to change in ownership, Prescient’s net operating loss carryforwards may be limited as to use in future years. The limitation will be determined on a year to year basis.
The Company determines whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, the Company measures the tax position to determine the amount to recognize in the financial statements.  The Company performed a review of its material tax positions in accordance with these recognition and measurement standards.

At July 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.  There has been no significant change in the unrecognized tax benefit during the years ended June 30, 2009 and 2008.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of June 30, 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before December 31, 2005.

NOTE 13.                                 COMMITMENTS AND CONTINGENCIES

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

We are from time to time involved in various additional legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

Operating Leases.

In August 2006, the Company entered into an office lease at 3160 Pinebrook Drive, Park City, UT, 84098.  The Company has leased approximately 10,000 square feet for a period of 3 years.  Monthly rent is $12,665.  The original lease will expire in November of 2009.  In May 2009, the Company and its landlord extended the commercial lease for a period of 36 months commencing November 15, 2009.  The monthly rent is $12,134 per month plus pro-rated property taxes.

The Company assumed through the Prescient Merger a commercial office lease at 1247 Ward Avenue, Westchester, PA 19380. Monthly rent is $11,885. The lease expires on April 30, 2010. The Company has no intention to renew this lease.

The Company assumed through the Prescient Merger a commercial office lease at 350 One Galleria Tower, 13355 Noel Road, Dallas, TX 75240. Monthly rent is $8,345. The lease has been terminated effective September 30, 2009.

Minimum future rental payments under the noncancelable operating leases are as follows:

Year Ending June 30,
2010	$263,617
2011	145,608
2012	145,608

From time to time the company may enter into or exit from diminutive operating lease agreements for equipment such as copiers, temporary back up servers, etc. These leases are not of a material amount and thus will not in the aggregate have a material adverse effect on our business, financial condition, results of operation or liquidity.

NOTE 14.                                 EMPLOYEEE BENEFIT PLAN

The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code.  In May of 2007, the Company changed its 401(k) provider and trustee from Fiserv/Alliance Benefit Group to Fidelity Investments. Employees who have attained the age of 18 are eligible to participate.  The Company, at its discretion, may match employee’s contributions at a percentage determined annually by the board of directors.  The Company does not currently match contributions.  There were no expenses for the years ended June 30, 2009 and 2008.

NOTE 15.                                SERIES A CONVERTIBLE PREFERRED STOCK

On June 8 and 22, 2007, Park City Group, Inc. completed the sale of 584,000 shares of its Series A Convertible Preferred Stock (“Preferred Stock”) to certain institutional and other accredited investors at $10.00 per share or $5,840,000.  These preferred shares carried with them registration rights for the underlying shares of common stock upon conversion as well as the common shares underlying the associated warrants, and the registration statement was completed and became effective on August 13, 2007.  In connection with its sale of Preferred Stock, the Company entered into a Stock Purchase Agreement and Common Stock Purchase Warrant Agreement with each of the investors. Each of the investors was also issued common stock purchase warrants to purchase 1,000 shares of the Company’s common stock for every $14,000 in the original issue price of the preferred stock issued at the closing. The warrants have a four (4) year term and will be exercisable at $4.00. Holders of the preferred stock are entitled to 3.33 to 1 conversion rate, a 5.00% annual dividend payable quarterly in either cash or Preferred Stock at the option of the Company.  Offering cost associated with the placement included a commission paid to Taglich Brothers, Inc. of $455,200 in cash and a warrant to purchase 194,667 shares of common stock and legal and other related fees of approximately $55,000.

NOTE 16.                                 STOCK COMPENSATION PLAN

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

A schedule of the options and warrants activity for the years ended June 30, 2009 and 2008 is as follows:

		Number of
		Options	Warrants	Price per Share
Outstanding at	June 30, 2007	125,876	1,508,641	$1.50-4.00
	Granted	-	-	-
	Exercised	-	(488,497)	2.00
	Cancelled	-	(80,000)	3.25
	Expired	(30,626)	(17,951)	2.00
Outstanding at	June 30, 2008	95,250	922,193	1.50-4.00
	Granted	-	50,000	1.80
	Exercised	-	-	-
	Cancelled	(5,210)	-	1.50–2.50
	Expired	-	-	-
Outstanding at	June 30, 2009	90,040	972,193	$1.50-4.00

NOTE 17.                                 RELATED PARTY TRANSACTIONS

On September 2, 2008, the Company executed and delivered three promissory notes in an aggregate amount of $2,200,000.  Each of such notes was unsecured, was due on or before December 1, 2008 and accrued interest at the rate of 10% per annum.  The lenders and the amount of each note were as follows:

Lender	Principal Amount
Riverview Financial Corp*	$1,500,000
Robert K. Allen (Director of Company)	500,000
Robert Hermanns (Director and Senior Vice President)	200,000
Total	$2,200,000

* Riverview Financial Corp (“Riverview”) is an affiliate of Randal Fields, the CEO and Chairman of the Board of the Company.

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

On January 12, 2009, the Company entered into a Purchase Agreement with Robert W. Allen, pursuant to which the Company issued a Subordinated Promissory Note to Mr. Allen in the principal amount of $523,013.70 (the “Allen Note”).  The Allen Note was issued by the Company to replace the promissory note issued to Mr. Allen on September 2, 2008 in the principal amount of $500,000.  The Company and Mr. Allen extended the maturity date of the original Note to January 12, 2009, from its original maturity date, December 1, 2008. The principal amount of the Allen Note reflects the principal amount of the original note issued to Mr. Allen, plus accrued interest of $23,013.70.  The Allen Note bears interest computed at a rate of twelve percent (12%) per annum, and is due and payable on the earlier to occur of July 12, 2011 or upon an event of default.  In addition to the Allen Note, Mr. Allen was issued 116,667 shares of the Company’s Common Stock in consideration for the exchange of the original note.

On April 1, 2009, the Company issued a Subordinated Promissory Note to Riverview in the principal amount of $620,558.53 (“New Note”).   The New Note was issued in consideration for the cancellation of the promissory note, dated September 2, 2008, issued by the Company to Riverview in the original principal amount of $1,500,000 (the “Old Note”), which principal amount was reduced by $1.0 million as a result of a payment made to Riverview by the Company on February 3, 2009.  The New Note includes accrued but unpaid interest under the Old Note of $80,171.84, certain fees owed to Riverview by the Company in the amount of $35,123.68 for guaranteeing amounts owed by the Company under a line of credit with a bank, and $5,263.01 representing certain late fees owed Riverview by the Company resulting from the failure by the Company to pay certain amounts to Riverview under the terms of a Services Agreement between the Company and Riverview, dated July 1, 2005, described below.  The New Note, which bears interest computed at a rate of twelve percent (12%) per annum, is due on the earlier of September 30, 2011 or upon an event of default.

NOTE 18.                                 RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FAS No. 107-1 did not have a material impact on the Company’s consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). FAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. SFAS No. 165 requires an entity to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date including the estimates inherent in the process of preparing financial statements. Subsequent events that provide evidence about conditions that arose after the balance sheet date should be disclosed. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. SFAS No. 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009. The Company adopted FAS No. 165 in June 2009. The adoption of FAS No. 165 did not have a material impact on the Company’s consolidated financial position and results of operations as the requirements under this statement are consistent with the Company’s current practice.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 166”), which provides guidance to improve transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. SFAS No. 166, among other items, amends various provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125,” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosures. SFAS No. 166 is effective for the Company in fiscal year beginning July 1, 2010. SFAS No. 166 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167). SFAS No. 167 amends certain requirements of FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” to improve the financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective for the Company in fiscal year beginning July 1, 2010. FAS No. 167 is not expected to have a material impact on the Company’s consolidated financial position and results of operations as the Company does not have variable interest entities.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with the Company’s first fiscal quarter of 2010, all references made by it to GAAP in its consolidated financial statements will use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

NOTE 19.                                SUBSEQUENT EVENT

On August 25, 2009, the “Company issued a promissory note in favor of Baylake Bank (“Baylake”)  in the principal amount of $2,036,871.11 (the “Note”). The Note matures on August 1, 2012, and requires monthly principal and interest payments in the amount of $60,419 beginning September 1, 2009, with a final payment of unpaid principal and interest due August 1, 2012.  The Note bears a fixed rate of interest at 4.250% annually.    The Note replaces a three year promissory note on August 25, 2009 originally issued to TAK Investments, LLC (“TAK”) by Prescient Applied Intelligence, Inc. (“Original Note”).  Prescient Applied Intelligence Inc. was merged with and into a wholly-owned subsidiary of the Company on January 13, 2009.  The Original Note was assigned by TAK to Baylake on December 21, 2007, and is cancelled as a result of the issuance of the Note.

Management has evaluated subsequent events through September 24, 2009, which is the date the financial statements were available to be issued.