Form 10-Q
period 2009-09-30
PARK CITY GROUP INC
filed 2009-11-09
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009.

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

(435) 645-2000
(Registrant's telephone number)

Indicate by check market whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large-accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by checkmark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes    ☒ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Common Stock, $0.01 par value:  10,627,324 shares as of November 6, 2009.

PARK CITY GROUP, INC.

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets

Assets	September 30, 2009 (unaudited)	June 30, 2009

Current assets:
Cash and cash equivalents	$543,515	$656,279
Receivables, net of allowance of $57,000 and $21,000 at September 30, 2009 and June 30, 2009	1,064,957	1,203,218
Unbilled receivables	210,354	120,953
Prepaid expenses and other current assets	180,329	150,773
Total current assets	1,999,155	2,131,223

Property and equipment, net	482,221	534,716

Other assets:
Deposits and other assets	129,187	129,187
Customer Relationships	3,924,020	4,029,599
Goodwill	4,805,933	4,805,933
Capitalized software costs, net	378,126	416,300
Total other assets	9,237,266	9,381,019
Total assets	$11,718,642	$12,046,958

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$756,226	$759,630
Accrued liabilities	1,065,866	1,455,843
Deferred revenue	1,319,647	1,422,497
Capital lease obligations	90,757	109,842
Line of credit	200,000	700,000
Notes payable	1,070,707	2,200,025
Total current liabilities	4,503,203	6,647,837

Long-term liabilities:
Notes payable, less current portion	4,416,186	2,902,986
Line of credit	2,875,701	2,875,701
Capital lease obligations, less current portion	104,550	122,506

Total liabilities	11,899,640	12,549,030

Commitments and contingencies	-	-
Stockholders' deficit:
Preferred stock, $0.01 par value, 30,000,000 shares authorized; 647,620 and 631,849 shares of Series A Convertible Preferred issued and outstanding at September 30, 2009 and June 30, 2009, respectively	6,476	6,318
Common stock, $0.01 par value, 50,000,000 shares authorized; 10,614,008 and 10,569,848 and issued and outstanding at September 30, 2009 and June 30, 2009, respectively	106,140	105,698
Additional paid-in capital	29,329,786	29,096,215
Accumulated deficit	(29,623,400)	(29,710,303)
Total stockholders' deficit	(180,998)	(502,072)

Total liabilities and stockholders' deficit	$11,718,642	$12,046,958

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (unaudited)
For the Three Months Ended September 30, 2009 and 2008

	2009	2008
Revenues:
Subscriptions	$1,421,230	$58,104
Maintenance	674,457	288,632
Professional services and other revenue	392,704	145,302
Software licenses	201,010	38,240

Total revenues	2,689,401	530,278

Operating expenses:
Cost of services and product support	1,025,348	580,544
Sales and marketing	446,413	300,472
General and administrative	699,970	415,241
Depreciation and amortization	206,525	135,563

Total operating expenses	2,378,256	1,431,820

Income (loss) from operations	311,145	(901,542)

Other income (expense):
Loss on equity method investment	-	(197,205)
Gain on refinance of note payable	43,811	-
Other gains	24,185	-
Interest expense	(210,747)	(22,741)

Income (loss) before income taxes	168,394	(1,121,488)

(Provision) benefit for income taxes	-	-

Net income (loss)	168,394	(1,121,488)

Dividends on preferred stock	(81,491)	(88,396)

Net income (loss) applicable to common shareholders	$86,903	$(1,209,884)

Weighted average shares, basic	10,600,000	9,303,000
Weighted average shares, diluted	10,602,000	9,303,000
Basic and diluted income (loss) per share	$0.01	$(0.13)

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended September 30,

	2009	2008

Cash Flows From Operating Activities:
Net income (loss)	$168,394	$(1,121,488)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	206,525	135,563
Bad debt expense	44,973	-
Stock issued for services and expenses	76,461	20,000
Loss on equity method investment	-	197,205
Amortization of discounts on debt	1,589	-
Gain on refinance of debt	(43,811)	-
Loss on disposal of assets	520	-
Decrease (increase) in:
Trade receivables	93,288	209,012
Unbilled receivables	(89,401)	39,310
Prepaids and other assets	(29,556)	(86,702)
(Decrease) increase in:
Accounts payable	(3,404)	40,610
Accrued liabilities	(313,757)	(2,643)
Deferred revenue	(102,850)	(223,336)

Net cash (used in) provided by operating activities	8,971	(792,469)

Cash Flows From Investing Activities:
Purchase of equity method investment	-	(2,767,186)
Purchase of property and equipment	(10,797)	(943)
Release of restricted cash	-	1,940,000

Net cash used in investing activities	(10,797)	(828,129)

Cash Flows From Financing Activities:
Net increase in lines of credit	-	700,000
Proceeds from issuance of stock	-	153,602
Proceeds from issuance of notes payable	-	2,199,000
Payments on notes payable and capital leases	(110,938)	(1,975,694)

Net cash (used in) provided by financing activities	(110,938)	1,076,908

Net increase (decrease) in cash	(112,764)	(543,690)

Cash and cash equivalents at beginning of period	656,279	865,563

Cash and cash equivalents at end of period	$543,515	$321,873

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$294,769	$33,637

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends accrued on preferred stock	$81,491	$88,396
Dividends paid with preferred stock	$157,710	$74,990

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.                      ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Acquisition of Prescient Applied Intelligence, Inc.

On January 13, 2009, the Company consummated a merger of PAII Transitory Sub, Inc., a wholly-owned subsidiary of the Company, with and into Prescient (the “Prescient Merger”). As a result of the Prescient Merger, the Company owns 100% of Prescient.   The Company’s consolidated financial statements contain the results of operations of Prescient, as well as the impact on the Company’s financial position resulting from consummation of the Prescient Merger as of September 30, 2009.

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

Unaudited pro-forma results of operations for the three months ended September 30, 2009 and 2008, as though Prescient had been acquired as of July 1, 2008, are as follows:

	Three months ended September 30,
	2009	2008
Revenue	$2,689,401	$2,726,879
Income (loss) from operations	311,145	(3,010,774)
Net income (loss)	168,394	(3,266,041)
Net income (loss) applicable to common shareholders	86,903	(3,688,515)
Basic and diluted income (loss) per share	$0.01	$(0.40)

The audited consolidated financial statements of the Company and Prescient for the year ended June 30, 2009 are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 24, 2009.

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

NOTE 2.                      SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the SEC on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10−K, are adequate to make the information presented not misleading. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2010.

Recent Accounting Pronouncements

In December 2007, the FASB amended FASB ASC 805, Business Combinations, and FASB ASC 810, Consolidation, to change how business acquisitions are accounted for which will impact financial statements both on the acquisition date and in subsequent periods.  This will also change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is not permitted.  The Company does not expect the adoption of this amendment to have an impact on its financial statements.

In April 2008, the FASB amended FASB ASC 350, Intangibles-Goodwill and Other, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This amendment is effective for fiscal years beginning after December 15, 2008 and is not expected to have a material impact on our results of operations, financial position or liquidity.

In June 2008, the FASB amended FASB ASC 260, Earnings Per Share, which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in the amendment. The amendment requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. The Company is currently evaluating the impact of adopting this amendment on its consolidated results of operations.

In April 2009, the FASB amended FASB ASC 825, Financial Instruments, and FASB ASC 270, Interim Reporting,  to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. These amendments are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these amendments did not have a material impact on the Company’s consolidated financial position and results of operations.

In May 2009, the FASB amended FASB ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. The amendment requires an entity to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date including the estimates inherent in the process of preparing financial statements. Subsequent events that provide evidence about conditions that arose after the balance sheet date should be disclosed. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. The amendment also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The amendment is effective for interim and annual financial periods ending after June 15, 2009. The amendment did not have a material impact on the Company’s consolidated financial position and results of operations as the requirements under this statement are consistent with the Company’s current practice.

In June 2009, the FASB amended FASB ASC 860, Transfers and Servicing, which provides guidance to improve transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. This amendment removes the concept of a qualifying special-purpose entity and removes the exception for variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosures. This amendment is effective for the Company in fiscal year beginning July 1, 2010 and is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB amended FASB ASC 810, Consolidation, to improve the financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This amendment is effective for the Company in fiscal year beginning July 1, 2010 and is not expected to have a material impact on the Company’s consolidated financial position and results of operations as the Company does not have variable interest entities.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements.  Actual results could differ from these estimates.  The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results it reports in its financial statements.  The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results, and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company’s most critical accounting policies include:  income taxes, goodwill and other long lived asset valuations, revenue recognition, stock-based compensation, capitalization of software development costs.

Net Income and Income Per Common Share

Basic net income or loss per common share ("Basic EPS") excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period.  Diluted net income or loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue shares of common stock were exercised or converted into common stock.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income (loss) per common share.

For the three months ended September 30, 2009 and 2008 options and warrants to purchase 872,662 and 1,017,443 shares of common stock, respectively, were not included in the computation of diluted EPS due to the anti-dilutive effect.  For three months ended September 30, 2009, 2,158,733 shares of common stock issuable upon conversion of the Company’s Series A Convertible Preferred Stock were not included in the diluted EPS calculation as the effect would have been anti-dilutive.

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

NOTE 3.                 LIQUIDITY

As shown in the consolidated condensed financial statements, the Company had income of $86,903 applicable to common shareholders for the three months ended September 30, 2009 and losses applicable to common shareholders of $1,209,884 for the three months ended September 30, 2008.  The net increase in income applicable to common shareholders is primarily the result of: (i) the increase in total revenues of $2,159,123, resulting from the consummation of the Prescient Merger, (ii) a $43,811 gain on refinance of debt, and (iii) other gains of $24,185. This increase in income applicable to common shareholders was partially offset by an increase of operating expenses of $946,463 resulting from the consummation of the Prescient Merger; and, an increase in net interest expense of $188,006.

At September 30, 2009, the Company had negative working capital of $2,504,048, as compared with negative working capital of $4,516,614 at June 30, 2009.  This $2,012,566 increase in working capital is principally a result of the restructuring of a certain promissory note of the Company described below.

On August 25, 2009, the Company issued a promissory note in favor of a lender in the principal amount of approximately $2.0 million. The note replaced a three year promissory note due August 25, 2009 originally issued by Prescient, and assumed by the Company in connection with the Prescient Merger.  As a result of the restructuring, the note is now due on August 1, 2012.  The note requires monthly principal and interest payments in the amount of $60,419, with a final payment of unpaid principal and interest due August 1, 2012.

On September 30, 2009, the Company entered into certain loan modification agreements with its principal lender pursuant to which the maturity date of certain credit agreements providing for maximum borrowings of approximately $3.7 million, of which approximately $3,575,701 million was outstanding at September 30, 2009, have been extended from September 30, 2009 to September 30, 2010, November 24, 2010, and February 15, 2011.  The new notes accrue interest at an annual rate of between 3.25% and 4.25%.

As a result of the debt restructurings described above, the Company believes that current cash flows from operations will allow the Company to fund its currently anticipated operations, capital spending and debt service requirements during the year ending June 30, 2010.  The financial statements do not reflect any adjustments should the Company’s working capital operations and other financing be insufficient to meet spending and debt service requirements.

NOTE 4.                    STOCK-BASED COMPENSATION

The Company has agreements with a number of employees to issue stock grants vesting over a four year term. 25% of these bonuses are to be paid on each anniversary of the grant dates.  Total shares under these agreements vesting and payable annually to employees are 117,046.  The stock grant agreements were dated effective between November 2, 2007 and April 1, 2009.

NOTE 5.                      OUTSTANDING STOCK OPTIONS

The following tables summarize information about fixed stock options and warrants outstanding and exercisable at September 30, 2009:

	Options and Warrants Outstanding at September 30, 2009			Options and Warrants Exercisable at September 30, 2009

Range of exercise prices	Number Outstanding at September 30, 2009	Weighted average remaining contractual life (years)	Weighted average exercise price	Number Exercisable at September 30, 2009	Weighted average exercise price
$1.50-2.76	90,040	1.55	$2.59	90,040	$2.59
$1.80-4.00	843,622	2.32	$3.63	843,622	$3.63
	933,662	2.25	$3.53	933,662	$3.53

NOTE 6.                        RELATED PARTY TRANSACTIONS

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

* Riverview Financial Corp (“Riverview”) is an affiliate of Randall Fields, the CEO and Chairman of the Board of the Company.

The loan proceeds were used by the Company to fund a portion of the purchase price of shares of Series E Preferred Stock of Prescient purchased by the Company. The purchase transaction was the first step in connection with the Prescient Merger.  The purchase transaction and the Prescient Merger transaction are described in a Form 8-K filed by the Company on September 3, 2008.

On January 12, 2009, the Company entered into a Purchase Agreement with Robert W. Allen, pursuant to which the Company issued an unsecured Subordinated Promissory Note to Mr. Allen in the principal amount of $523,013.70 (the “Allen Note”).  The Allen Note was issued by the Company to replace the promissory note issued to Mr. Allen on September 2, 2008 in the principal amount of $500,000.  The principal amount of the Allen Note reflects the principal amount of the original note issued to Mr. Allen, plus accrued interest of $23,013.70.  The Allen Note bears interest computed at a rate of twelve percent (12%) per annum, and is due and payable on the earlier to occur of July 12, 2011 or upon an event of default.  In addition to the Allen Note, Mr. Allen was issued 116,667 shares of the Company’s Common Stock in consideration for the exchange of the original note.

On April 1, 2009, the Company issued an unsecured Subordinated Promissory Note to Riverview in the principal amount of $620,558.53 (“New Note”).   The New Note was issued in consideration for the cancellation of the promissory note, dated September 2, 2008, issued by the Company to Riverview in the original principal amount of $1,500,000 (the “Old Note”), which principal amount was reduced by $1.0 million as a result of a payment made to Riverview by the Company on February 3, 2009.  The New Note includes accrued but unpaid interest under the Old Note of $80,171.84, certain fees owed to Riverview by the Company in the amount of $35,123.68 for guaranteeing amounts owed by the Company under a line of credit with a bank, and $5,263.01 representing certain late fees owed Riverview by the Company resulting from the failure by the Company to pay certain amounts to Riverview under the terms of a Services Agreement between the Company and Riverview, dated July 1, 2005.  The New Note, which bears interest computed at a rate of twelve percent (12%) per annum, is due on the earlier of September 30, 2011 or upon an event of default.

NOTE 7.                      PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following as of:

	September 30, 2009 (unaudited)	June 30, 2009
Computer equipment	$1,397,367	$1,387,090
Furniture and equipment	363,762	363,762
Leasehold improvements	204,482	204,482
	$1,965,611	$1,955,334
Less accumulated depreciation and amortization	(1,483,390)	(1,420,618)
	$482,221	$534,716

NOTE 8.                      CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following as of:

	September 30, 2009 (unaudited)	June 30, 2009
Capitalized software costs	$2,246,077	$2,246,077
Less accumulated amortization	(1,867,951)	(1,829,777)
	$378,126	$416,300

NOTE 9.                      ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:

	September 30, 2009 (unaudited)	June 30, 2009
Accrued compensation	$391,425	$470,038
Unclaimed tender offer	268,099	338,133
Accrued stock grants	182,719	136,033
Accrued dividends	83,448	159,668
Other accrued liabilities	58,670	108,141
Accrued interest	46,505	137,731
Accrued legal fees	25,000	86,099
Accrued board compensation	10,000	20,000
	$1,065,866	$1,455,843

NOTE 10.                                INCOME TAXES

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2000.

Included in the balance at September 30, 2009 are nominal amounts of income tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred income tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective income tax rate but would accelerate the payment of cash to the income taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the three months ended September 30, 2009 and 2008, the Company did not recognize any interest or penalties.

NOTE 11.                                SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events through November 9th, 2009, the date of issuance of the unaudited condensed consolidated financial statements and have determined that their are no events that have or are reasonably likely to impact the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s Annual Report on Form 10-K for the year ended June 30, 2009 is incorporated herein by reference.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward looking statements.  The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements."  Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our June 30, 2009 Form 10-K annual report, incorporated herein by reference.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Prescient is a leading provider of on-demand solutions for the retail marketplace, including both retailers and suppliers.  Its solutions capture information at the point of sale, provide greater visibility into real-time demand and turn data into actionable information across the entire supply chain.   As a result of consummation of the Prescient Merger, revenue has increased substantially, to $2,689,401 at September 30, 2009; and the Company has considerably increased the number of active software implementations.  In this regard, the Company had approximately 40 active software implementations in process as of September 30, 2009.

Results of Operations

Comparison of the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008.

On January 13, 2009, the Company consummated the Prescient Merger. Results for the three months ended September 30, 2009 therefore include both the results of the Company and Prescient. The results for the three months ended September 30, 2008 are for the Company prior to consummation of the Prescient Merger.

Total Revenues

Total revenues were $2,689,401 and $530,278 for the three months ended September 30, 2009 and 2008, respectively, a 407% increase.  This $2,159,123 increase in total revenues is principally due to the consummation of the Prescient Merger, which contributed $2,271,435 in total revenue during the quarter.   The increase in revenue attributable to consummation of the Prescient Merger was partially offset by a decrease of $109,887 resulting from the completion of a project in the three months ended 2008 that did not recur in the same period 2009. While no assurances can be given, management believes that as the Company benefits from the product synergies resulting from the Prescient Merger, and as the Company continues its focus on marketing the Company’s combined products and services on a subscription basis, total revenue will continue to be positively impacted.

Subscription Revenue

Subscription revenues were $1,421,230 and $58,104, for the three months ended September 30, 2009 and 2008 respectively; an increase of 2,346% in the three months ended September 30, 2009 when compared with the three months ended September 30, 2008.  The increase is principally due to the consummation of the Prescient Merger, which contributed $1,381,970 in subscription revenue during the quarter.  The increase in subscription revenue was partially offset by a decrease of $18,844 resulting from the non renewal of two existing customers.  The Company continues to focus its strategic initiatives on increasing the number of retailers, suppliers and manufacturers that use its software on a subscription basis using an introductory trial to illustrate results to its prospects. However, while management believes that marketing its suite of software solutions as a renewable and recurring subscription is an effective strategy, it cannot be assured that subscribers will renew the service at the same level in future years, propagate services to new categories, or recognize the need for expanding the service offering of the Company’s suite of actionable products and services.

Maintenance and Support Revenue

Maintenance and support revenues were $674,457 and $288,632 for the three months ended September 30, 2009 and 2008, respectively, an increase of 134% in the three months ended September 30, 2009 compared with the three months ended September 30, 2008.  The increase is principally due to the consummation of the Prescient Merger, which contributed $375,336 in maintenance revenue during the quarter ended September 30, 2009.  In addition, $10,489 of the increase in maintenance and support revenue was the result of increases in annual maintenance contracts attributable to an increase in total maintenance contracts associated with new customers. While management believes maintenance and support services are important to its customers, due to the macroeconomic environment and the historical reliability of the Company’s suite of products, from time to time, customers may not perceive the ongoing value of paying for maintenance when the frequency of maintenance activities needed by a customer becomes infrequent.

Professional Services and Other Revenue

Professional Services and other revenue were $392,704 and $145,302 for the three months ended September 30, 2009 and 2008, respectively, an increase of 170%.  This $247,402 increase in professional services revenue for the quarter ended September 30, 2009 when compared to the same period ended September 30, 2008 was principally due to the consummation of the Prescient Merger, which contributed $389,129 in professional services revenue during the quarter ended September 30, 2009, which was offset by a $139,302 decrease in professional services that was the result of the completion of a product in the three months ended September 30, 2008 which did not recur in the same period 2009.  Management believes that professional services may experience periodic fluctuations as the need for its analytics offerings and change-management services becomes a natural addition to its software as a service (SaaS) offerings.

License Revenue

Software license revenues were $201,010 and $38,240 for the three months ended September 30, 2009 and 2008, respectively, an increase of 426%. The increase is principally due to the consummation of the Prescient Merger, which contributed $125,000 in license revenue during the quarter ended September 30, 2009. In addition, $37,770 of the increase in license revenue was the result of the sale of additional licenses to two existing customers.   It is difficult to predict and forecast future software license sales.  Therefore, the Company will continue to focus its resources on recurring subscription based revenues. The Company has not eliminated the sale of its suite of products on a license basis.

Cost of Services and Product Support

Cost of services and product support was $1,025,348 and $580,544 for the three months ended September 30, 2009 and 2008, respectively, a 77% increase in the three months ended September 30, 2009 compared with the three months ended September 30, 2008.  This increase of $444,804 for the quarter ended September 30, 2009 when compared with the same period ended September 30, 2008 is principally due to the consummation of the Prescient Merger, which resulted in an additional (i) $331,853 in salary, commission and payroll related expense, (ii) a $42,234 increase in contractor and outside consulting support, (iii) $25,352 in software and maintenance support, and (iv) $18,550 in travel related expenses that were not incurred in the comparable period in 2008.   The Company has continued to focus on decreasing expenses while pursuing integration of operations with Prescient, and its business strategy to automate certain IT data gathering and processing functions which has resulted in a reduction of its expenditures related to ongoing product support and IT services.

Sales and Marketing Expense

Sales and marketing expenses were $446,413 and $300,472 for the three months ended September 30, 2009 and 2008, respectively, a 49% increase.  This $145,941 increase over the previous quarter was primarily the result of (i) approximately $40,000 increase in inside sales force salaries which was due to new sales staff, partially offset by a decrease in reliance on outside service consultants, (ii) a $50,644 increase in commission and payroll related expenses, (iii) a $42,300 increase in recruiting expenses related to hiring 3 additional sales personnel, that did not occur in the comparable period in 2008.

General and Administrative Expense

General and administrative expenses were $699,970 and $415,241 for the three months ended September 30, 2009 and 2008, respectively, a 69% increase in the three months ended September 30, 2009 compared with the three months ended September 30, 2008.  This $284,729 increase when comparing expenditures for the quarter ended September 30, 2009 with the same period ended September 30, 2008 is principally due to (i) $112,060 increase in payroll and related expenses principally attributable to the Prescient Merger, (ii) a $71,982 increase in computer equipment, computer hardware/software maintenance and support as a result of the acquisition of additional third party applications, and (iii) a $77,582 increase in franchise taxes, bank, membership, and professional fees.

Depreciation and Amortization Expense

Depreciation and amortization expenses were $206,525 and $135,563 for the three months ended September 30, 2009 and 2008, respectively, an increase of 52% in the three months ended September 30, 2009 compared with the three months ended September 30, 2008.  This increase of $70,962 for the quarter ended September 30, 2009 when compared to the quarter ended September 30, 2008 is partially due to the consummation of the Prescient Merger, which resulted in an additional $141,012 in depreciation and amortization expense that was not incurred in the comparable period in 2008.  This increase due to the Prescient Merger was partially offset by a decrease in amortization expense as a result of an impairment of certain intangible assets during a prior quarter, and therefore was not amortized during the quarter ended September 30, 2009.

Other Income and Expense

Net interest expense was $210,747 for the quarter ended September 30, 2009 compared to net interest expense of $22,741 for the three months ended September 30, 2008.  This $188,006 increase is principally due to the consummation of the Prescient Merger.  In this regard, the Company incurred (i) $11,418 of interest expense for a note payable acquired in the course of the Prescient Merger, (ii) $93,908 in interest expense on notes payable with directors and officers issued in connection with financing arrangements associated with the consummation of the Prescient Merger, and (iii) $60,945 resulting from an increase in lines of credit.

Preferred Dividends

Dividends accrued on preferred stock was $81,491 for the three months ended September 30, 2009 when compared with $88,396 accrued in the same period in 2008.  Holders of the preferred stock are entitled to a 5.00% annual dividend payable quarterly in either cash or preferred stock at the option of the Company with fractional shares paid in cash.

Liquidity and Capital Resources

Net Cash Flows From Operating Activities

Net cash provided by operations for the three months ended September 30, 2009 was $8,971 when compared with net cash used in operations of $792,469 for the same period in 2008.  The increase in cash flows provided by operations was primarily the result of (i) a decrease in trade receivables from collecting outstanding accounts, (ii) a decrease in accrued liabilities due to the payout of accrued tender offer, and other legal and operations fees associated with the Prescient Merger, due to, (iii) an increase in stock issued for services due to the Prescient Merger and (iv) a loss on equity method investment that was not applicable in the quarter ended September 30, 2009, that was applicable in the same period in 2008.

Net Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended September 30, 2009 was $10,797 compared with net cash used in investing activities of $828,129 during the three months ended September 30, 2008. This $817,332 comparable decrease in cash used in investing activities during the three months ended September 30, 2009 when compared to the same period in 2008 was the result of net cash paid in connection with the Prescient Merger which was offset by the release of restricted cash.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $110,938 for the three months ended September 30, 2009 and net cash provided by financing activities was $1,076,908 for 2008 respectively. The change in net cash provided by financing activities is attributable to payments on notes payable and capital leases and proceeds raised through the placement of certain notes payable to the Company’s officers and directors in connection with financing the Prescient Merger that closed on January 13, 2009.

Cash and Cash Equivalents

Cash and cash equivalents was $543,515 at September 30, 2009, a decrease of $112,764 over the $656,279 of cash and cash equivalents at June 30, 2009.  This comparative decrease from June 30, 2009 to September 30, 2009 is primarily the result of cash used in financing activities.

Current Assets

Current assets at September 30, 2009 totaled $1,999,155, a 6% decrease from current assets on hand of $2,131,223 at June 30, 2009.  The $132,068 decrease in current assets is due primarily to (i) net cash used by the Company, and (ii) a decrease in accounts receivable.

Current Liabilities

Current liabilities as of September 30, 2009 and June 30, 2009, were $4,503,203 and $6,647,837, respectively.  The decrease in current liabilities for the three months ended September 30, 2009 when compared with June 30, 2009 is due to (i) a reduction of current lease obligations, (ii) a decrease in deferred revenue associated with acquisition of Prescient maintenance customers, (iii) a decrease in accrued liabilities assumed as part of the Prescient Merger, and (iv) the Company’s rate and term refinancing of certain notes payable and lines of credit.

Working Capital and Debt Restructuring

At September 30, 2009, the Company had negative working capital of $2,504,048, as compared with negative working capital of $4,516,614 at June 30, 2009.  This $2,012,566 increase in working capital is principally a result of the restructuring of certain lines of credit and a promissory note of the Company described below, offset by the net use of cash during the quarter ended September 30, 2009.

On August 25, 2009, the Company issued a promissory note in favor of a lender in the principal amount of approximately $2.0 million. The note replaced a three year promissory note due August 25, 2009 originally issued by Prescient, and assumed by the Company in connection with the Prescient Merger.  As a result of the restructuring, the note is now due on August 1, 2012.  The note requires monthly principal and interest payments in the amount of $60,419, with a final payment of unpaid principal and interest due August 1, 2012.

On September 30, 2009, the Company entered into certain loan modification agreements with its principal lender pursuant to which the maturity date of certain credit agreements providing for maximum borrowings of approximately $3.7 million, of which approximately $3.58 million was issued and outstanding at September 30, 2009, have been extended from September 30, 2009 to September 30, 2010.  The new notes accrue interest at an annual rate of between 3.25% and 4.25%.

Historically, the Company has financed its operations through operating revenues, as well as from (i) loans from directors, officers, stockholders, and its CEO and majority shareholder; (ii) loans from its principal lender; and (iii)  private placements of equity securities.  The Company believes that, as a result of the restructuring of its debt, as described above, cash on hand, anticipated revenue growth in combination with continued strict cost control measures, will allow the Company to meet its minimum operating cash requirements for the next 12 months.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operation, liquidity or capital expenditures.

Recent Accounting Pronouncements

In December 2007, the FASB amended FASB ASC 805, Business Combinations, and FASB ASC 810, Consolidation, to change how business acquisitions are accounted for which will impact financial statements both on the acquisition date and in subsequent periods.  This will also change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is not permitted.  The Company does not expect the adoption of this amendment to have an impact on its financial statements.

In April 2008, the FASB amended FASB ASC 350, Intangibles-Goodwill and Other, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This amendment is effective for fiscal years beginning after December 15, 2008 and is not expected to have a material impact on our results of operations, financial position or liquidity.

In June 2008, the FASB amended FASB ASC 260, Earnings Per Share, which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in the amendment. The amendment requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. The Company is currently evaluating the impact of adopting this amendment on its consolidated results of operations.

In April 2009, the FASB amended FASB ASC 825, Financial Instruments, and FASB ASC 270, Interim Reporting,  to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. These amendments are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these amendments did not have a material impact on the Company’s consolidated financial position and results of operations.

In May 2009, the FASB amended FASB ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. The amendment requires an entity to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date including the estimates inherent in the process of preparing financial statements. Subsequent events that provide evidence about conditions that arose after the balance sheet date should be disclosed. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. The amendment also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The amendment is effective for interim and annual financial periods ending after June 15, 2009. The amendment did not have a material impact on the Company’s consolidated financial position and results of operations as the requirements under this statement are consistent with the Company’s current practice.

In June 2009, the FASB amended FASB ASC 860, Transfers and Servicing, which provides guidance to improve transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. This amendment removes the concept of a qualifying special-purpose entity and removes the exception for variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosures. This amendment is effective for the Company in fiscal year beginning July 1, 2010 and is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB amended FASB ASC 810, Consolidation, to improve the financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This amendment is effective for the Company in fiscal year beginning July 1, 2010 and is not expected to have a material impact on the Company’s consolidated financial position and results of operations as the Company does not have variable interest entities.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss the Company’s financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

We commenced operations in the software development and professional services business during 1990. The preparation of our financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions. Management bases its estimates and judgments on historical experience of operations and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

1.
Evidence of a financial arrangement or agreement must exist between the Company and its customer.  Purchase orders, signed contracts, or electronic confirmation are three examples of items accepted by the Company to meet this criterion.

2.
Delivery of the products or services must have occurred.  The Company treats either physical or electronic delivery as having met this requirement.  The Company offers a 60-day free trial on beginning a subscription engagement and revenue is not recognized during this time. After the free trial ends the Company recognizes revenue ratably over the subscription period.

3.	The price of the products or services is fixed and measurable.

4.
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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2009.

Cash and Cash Equivalents:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$543,515	.11%
Money market funds	-	-
Certificates of deposit	-	-
Total cash and cash equivalents	$543,515

ITEM 4.                      CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

On June 29, 2007, the Company was served with a complaint from two previous employees titled James D. Horton and Aaron Prevo v. Park City Group, Inc. and Randy Fields, Individually Case No. 070700333, which was filed in the Second Judicial District Court, Davis County, Utah and has since been moved to the Third Judicial District Court, Summit County, Utah. The plaintiffs’ complaint alleges that certain provisions of their employment agreements were not honored including breach of employer obligations, fraud, unjust enrichment, and breach of contract.  The plaintiffs are seeking combined damages for alleged unpaid compensation and punitive damages of $520,650 and $2,603,250, respectively. The discovery phase of the case has recently been completed and the Company will continue to vigorously defend this matter. The Company believes that there is no validity to this matter and that the possibility of any adverse outcome to the company is remote.

We are from time to time involved in various additional legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 1A.                    RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 6. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2009.

ITEM 6.                      EXHIBITS

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

Date: November 9, 2009	PARK CITY GROUP, INC

By: /s/ Randall K. Fields Randall K. Fields Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: November 9, 2009	By /s/ John R. Merrill John R. Merrill Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)