Form 10-Q
period 2009-12-31
PARK CITY GROUP INC
filed 2010-02-11
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2009.

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
☐Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Common Stock, $0.01 par value:  10,764,201 shares as of February 1, 2010.

PARK CITY GROUP, INC.

-i-

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets

Assets	December 31, 2009 (unaudited)	June 30, 2009

Current Assets:
Cash and cash equivalents	$1,006,754	$656,279
Receivables, net of allowance of $154,000 and $21,000 at December 31, 2009 and June 30, 2009	1,303,704	1,203,218
Unbilled receivables	63,625	120,953
Prepaid expenses and other current assets	210,460	150,773

Total current assets	2,584,543	2,131,223

Property and equipment, net	445,669	534,716

Other assets:
Deposits and other assets	18,060	129,187
Customer relationships	3,818,441	4,029,599
Goodwill	4,805,933	4,805,933
Capitalized software costs, net	339,951	416,300

Total other assets	8,982,385	9,381,019

Total assets	$12,012,597	$12,046,958

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$734,786	$759,630
Accrued liabilities	896,132	1,455,843
Deferred revenue	1,561,175	1,422,497
Capital lease obligations	70,910	109,842
Line of credit	600,000	700,000
Note payable	1,073,876	2,200,025

Total current liabilities	4,936,879	6,647,837

Long-term liabilities
Notes payable, less current portion	4,228,986	2,902,986
Line of credit	2,875,701	2,875,701
Capital lease obligations, less current portion	86,128	122,506

Total liabilities	12,127,694	12,549,030

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.01 par value, 30,000,000 shares authorized; 657,529 and 631,849 shares of Series A Convertible Preferred issued and outstanding at December 31, 2009 and June 30, 2009, respectively	6,575	6,318
Common stock, $0.01 par value, 50,000,000 shares authorized; 10,701,488 and 10,569,848 issued and outstanding at December 31, 2009 and June 30, 2009, respectively	107,015	105,698
Additional paid-in capital	29,545,469	29,096,215
Accumulated deficit	(29,774,156)	(29,710,303)

Total stockholders' deficit	(115,097)	(502,072)

Total liabilities and stockholders' deficit	$12,012,597	$12,046,958

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (unaudited)
For the Three and Six Months Ended December 31, 2009 and 2008

	Three Months ended December 31,		Six Months ended December 31,
	2009	2008	2009	2008
Revenues:
Subscriptions	$1,584,452	$79,166	$3,005,682	$137,270
Maintenance	654,229	299,686	1,328,686	588,318
Professional services	231,759	65,650	624,463	210,952
License fees	28,680	9,560	229,690	47,800

Total revenues	2,499,120	454,062	5,188,521	984,340

Operating expenses:
Cost of services and product support	990,443	455,222	2,015,791	1,035,766
Sales and marketing	407,971	232,532	854,384	533,004
General and administrative	791,365	508,601	1,491,335	923,842
Depreciation and amortization	203,514	137,678	410,039	273,241

Total operating expenses	2,393,293	1,334,033	4,771,549	2,765,853

Income (loss) from operations	105,827	(879,971)	416,972	(1,781,513)

Other income (expense):
Gain (loss) on equity method investment	-	34,409	-	(162,796)
Gain on refinance of note payable	-	-	43,811	-
Other gains	-	100	24,185	100
Interest expense	(173,845)	(79,932)	(384,592)	(102,674)

Income (loss) before income taxes	(68,018)	(925,394)	100,376	(2,046,883)

(Provision) benefit for income taxes	-	-	-	-

Net (loss) income	(68,018)	(925,394)	100,376	(2,046,883)

Dividends on preferred stock	(82,739)	(239,678)	(164,230)	(328,074)

Net loss applicable to common shareholders	$(150,757)	$(1,165,072)	$(63,854)	$(2,374,957)

Weighted average shares, basic	10,660,000	9,435,000	10,630,000	9,390,000
Weighted average shares, diluted	10,660,000	9,435,000	10,630,000	9,390,000
Basic and diluted loss per share	$(0.01)	$(0.12)	$(0.01)	$(0.25)

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)
For the Six Months Ended December 31,

	2009	2008
Cash flows from operating activities:
Net income (loss)	$100,376	$(2,046,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	410,039	273,241
Bad debt expense	141,973	(16,000)
Stock issued for services and expenses	211,627	27,023
Amortization of discount on debt	1,589	-
Gain on refinance of note payable	(43,811)	-
Loss on equity method investment	-	162,796
Decrease (increase) in:
Trade receivables	(242,459)	539,103
Unbilled receivables	57,328	96,779
Prepaids and other assets	1,587	(168,538)
(Decrease) increase in:
Accounts payable	(24,844)	158,713
Accrued liabilities	(434,887)	104,422
Deferred revenue	138,678	(27,097)

Net cash provided by (used in) operating activities	317,196	(896,441)

Cash flows from investing activities:
Purchase of property and equipment	(33,484)	(42,393)
Purchase of equity method investment	-	(2,767,186)
Deposit of restricted cash into escrow	-	(2,500,000)
Release of restricted cash	-	1,940,000

Net cash used in investing activities	(33,484)	(3,369,579)

Cash flows from financing activities:
Net increase in lines of credit	400,000	3,420,000
Proceeds from issuance of stock	-	153,602
Proceeds from issuance of notes payable	-	2,199,000
Payments on notes payable and capital leases	(333,237)	(1,974,671)

Net cash provided by financing activities	66,763	3,797,931

Net increase (decrease) in cash	350,475	(468,089)

Cash and cash equivalents at beginning of period	656,279	865,563

Cash and cash equivalents at end of period	$1,006,754	$397,474

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$463,000	$54,169

Supplemental disclosure of non-cash investing and financing activities:
Dividends accrued on preferred stock	$164,230	$328,074
Dividends paid with preferred stock	$239,201	$162,990

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

Acquisition of Prescient Applied Intelligence, Inc.

On January 13, 2009, the Company consummated a merger of PAII Transitory Sub, Inc., a wholly-owned subsidiary of the Company, with and into Prescient (the “Prescient Merger”). As a result of the Prescient Merger, the Company owns 100% of Prescient.   The Company’s consolidated financial statements contain the results of operations of Prescient, as well as the impact on the Company’s financial position resulting from consummation of the Prescient Merger as of December 31, 2009.

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

Unaudited pro-forma results of operations for the three and six months ended December 31, 2009 and 2008, as though Prescient had been acquired as of July 1, 2008, are as follows:
	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Revenue	$2,499,120	$2,702,297	$5,188,521	$5,429,176
Income (loss) from operations	105,827	(386,316)	416,972	(3,594,703)
Net income (loss)	(68,018)	(493,970)	100,376	(4,044,768)
Net (loss) applicable to common shareholders	(150,757)	(1,075,226)	(63,854)	(4,721,920)
Basic and diluted (loss) per share	$(0.01)	$(0.11)	$(0.01)	$(0.50)

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

NOTE 2.                      SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the SEC on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10−K, are adequate to make the information presented not misleading. Operating results for the six months ended December 31, 2009 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2010.

Recent Accounting Pronouncements

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, Improvements to Financial Reporting Involved with Variable Interest Entities, which codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which amends FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and ASU 2009-14, Certain Arrangements That Include Software Elements, which amends FASB ASC Topic 985, Software. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is evaluating the effects of the adoption of ASU 2009-13 or ASU 2009-14 and its potential affect on the Company’s results of operations or financial condition.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of ASU 2010-6 to have a material impact on its consolidated financial statements.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements.  Actual results could differ from these estimates.  The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results it reports in its financial statements.  The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results, and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company’s most critical accounting policies include:  income taxes, goodwill and other long lived asset valuations, revenue recognition, stock-based compensation, and capitalization of software development costs.

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

For the three and six months ended December 31, 2009 and 2008 options and warrants to purchase 932,502 and 1,012,793 shares of common stock, respectively, were not included in the computation of diluted EPS due to the anti-dilutive effect of a net loss applicable to common shareholders.  For the three and six months ended December 31, 2009 and December 31, 2008, 2,191,763 and 2,071,117 shares of common stock issuable upon conversion of the Company’s Series A Convertible Preferred Stock, respectively, were not included in the diluted EPS calculation as the effect would have been anti-dilutive.

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

NOTE 3.                      LIQUIDITY

As shown in the consolidated condensed financial statements, the Company had a loss of $63,854 applicable to common shareholders for the six months ended December, 2009 and losses applicable to common shareholders of $2,374,957 for the six months ended December 31, 2008.  The net decrease in loss applicable to common shareholders is primarily the result of: (i) the increase in total revenues of $4,204,181, resulting from the consummation of the Prescient Merger, (ii) a $43,811 gain on refinance of note payable, and (iii) other gains of $24,185. This decrease in loss applicable to common shareholders was partially offset by an increase of operating expenses of $2,005,696 resulting from the consummation of the Prescient Merger; and, an increase in net interest expense of $281,918.

At December 31, 2009, the Company had negative working capital of $2,352,336 as compared with negative working capital of $4,516,614 at June 30, 2009.  This $2,164,278 increase in working capital is principally a result of the restructuring of a certain promissory note described below.

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

On September 30, 2009, the Company entered into certain loan modification agreements with its principal lender pursuant to which the maturity date of certain credit agreements providing for maximum borrowings of approximately $3.7 million, of which $3,475,701 million was outstanding at September 30, 2009, have been extended from September 30, 2009 to September 30, 2010, November 24, 2010, and February 15, 2011.  The new notes accrue interest at an annual rate of between 3.25% and 4.25%.

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

NOTE 4.                      STOCK-BASED COMPENSATION

The Company has agreements with a number of employees to issue stock grants vesting over a four year term. 25% of these bonuses are to be paid on each anniversary of the grant dates.  Total shares under these agreements vesting and payable annually to employees are 116,373.  The stock grant agreements were dated effective between November 2, 2007 and December 1, 2009.

NOTE 5.                      OUTSTANDING STOCK OPTIONS

The following tables summarize information about fixed stock options and warrants outstanding and exercisable at December 31, 2009:
	Options and Warrants Outstanding at December 31, 2009			Options and Warrants Exercisable at December 31, 2009
Range of exercise prices	Number Outstanding at December 30, 2009	Weighted average remaining contractual life (years)	Weighted average exercise price	Number Exercisable at December 30, 2009	Weighted average exercise price
$1.50-2.76	88,880	1.01	$2.59	88,880	$2.59
$1.80-4.00	843,622	1.82	$3.63	843,622	$3.63
	932,502	1.75	$3.53	932,502	$3.53

NOTE 6.                      RELATED PARTY TRANSACTIONS

On September 2, 2008, the Company executed and delivered three promissory notes in an aggregate amount of $2,200,000.  Each of such notes was unsecured, was due on or before December 1, 2008, and accrued interest at the rate of 10% per annum.  The lenders and the amount of each note were as follows:
Lender	Principal Amount
Riverview Financial Corp*	$1,500,000
Robert K. Allen (Director of Company)	500,000
Robert Hermanns (Director and Former Senior Vice President)	200,000
Total	$2,200,000

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

NOTE 7.                      PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following as of:
	December 31, 2009 (unaudited)	June 30, 2009
Computer equipment	$1,416,850	$1,387,090
Furniture and equipment	342,552	363,762
Leasehold improvements	172,367	204,482
	$1,931,769	$1,955,334
Less accumulated depreciation and amortization	(1,486,100)	(1,420,618)
	$445,669	$534,716

NOTE 8.                      CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following as of:
	December 31, 2009 (unaudited)	June 30, 2009
Capitalized software costs	$2,246,077	$2,246,077
Less accumulated amortization	(1,906,126)	(1,829,777)
	$339,951	$416,300

NOTE 9.                      ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:
	December 31, 2009 (unaudited)	June 30, 2009
Accrued compensation	$293,037	$470,038
Unclaimed tender offer	268,099	338,133
Accrued stock grants	172,063	136,033
Accrued dividends	84,697	159,668
Accrued interest	42,536	137,731
Other accrued liabilities	24,050	108,141
Accrued board compensation	11,650	20,000
Accrued legal fees	-	86,099
	$896,132	$1,455,843

NOTE 10.                                 INCOME TAXES

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2006.

Included in the balance at December 31, 2009 are nominal amounts of income tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred income tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective income tax rate but would accelerate the payment of cash to the income taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the six months ended December 31, 2009 and 2008, the Company did not recognize any interest or penalties.

NOTE 11.                                SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events through February 11, 2010, the date of issuance of the unaudited condensed consolidated financial statements.  We have determined that there are no events that have or are reasonably likely to impact the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s Annual Report on Form 10-K for the year ended June 30, 2009 is incorporated herein by reference.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements.  The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements."  Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our June 30, 2009Annual Report on Form 10-K, incorporated herein by reference.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Prescient is a leading provider of on-demand solutions for the retail marketplace, including both retailers and suppliers.  Its solutions capture information at the point of sale, provide greater visibility into real-time demand and turn data into actionable information across the entire supply chain.   As a result of consummation of the Prescient Merger, revenue has increased substantially, to $5,188,521 for the six months ended December 31, 2009, and the Company has considerably increased the number of active software implementations.  In this regard, the Company had approximately 40 active software implementations in process as of December 31, 2009.

Results of Operations

Comparison of the Three Months Ended December 31, 2009 to the Three Months Ended December 31, 2008.

On January 13, 2009, the Company consummated the Prescient Merger. Results for the three months ended December 31, 2009 therefore include both the results of the Company and Prescient. The results for the three months ended December 31, 2008 are for the Company prior to consummation of the Prescient Merger.

Total Revenues

Total revenues were $2,499,120 and $454,062 for the three months ended December 31, 2009 and 2008, respectively, a 450% increase.  This $2,045,058 increase in total revenues is principally due to the consummation of the Prescient Merger, which contributed $2,136,222 in total revenue during the quarter.   The increase in revenue attributable to consummation of the Prescient Merger was partially offset by a decrease of $91,165 resulting from the completion of a project in the three months ended December 31, 2008 that did not recur in the same period 2009. While no assurances can be given, management believes that as the Company benefits from the product synergies resulting from the Prescient Merger, and as the Company continues its focus on marketing the Company’s combined products and services on a subscription basis, total revenue will continue to be positively impacted.

Subscription Revenue

Subscription revenues were $1,584,452 and $79,166, for the three months ended December 31, 2009 and 2008, respectively; an increase of 1,901% in the three months ended December 31, 2009 when compared with the three months ended December 31, 2008.  The increase is principally due to the consummation of the Prescient Merger, which contributed $1,536,655 in subscription revenue during the quarter.  The increase in subscription revenue was partially offset by a decrease of approximately $32,644 resulting from the non-renewal of existing customers.  The Company continues to focus its strategic initiatives on increasing the number of retailers, suppliers and manufacturers that use its software on a subscription basis. However, while management believes that marketing its suite of software solutions as a renewable and recurring subscription is an effective strategy, it cannot be assured that subscribers will renew the service at the same level in future years, propagate services to new categories, or recognize the need for expanding the service offering of the Company’s suite of actionable products and services.

Maintenance Revenue

Maintenance revenues were $654,229 and $299,686 for the three months ended December 31, 2009 and 2008, respectively, an increase of 118% in the three months ended December 31, 2009 compared with the three months ended December 31, 2008.  The increase is principally due to the consummation of the Prescient Merger, which contributed $367,735 in maintenance revenue during the quarter ended December 31, 2009.  The increase in maintenance revenue associated with the Prescient Merger was partially offset by several cancellations of existing customers or reduction in the scope of maintenance. While management believes maintenance and support services are essential to its customers, due to the macroeconomic environment and the historical reliability of the Company’s suite of products, from time to time, customers may not perceive the ongoing value of paying for maintenance when the frequency of maintenance activities needed by a customer becomes infrequent.

Professional Services Revenue

Professional services revenue were $231,759 and $65,650 for the three months ended December 31, 2009 and 2008, respectively, an increase of 253%.  This $166,109 increase in professional services revenue for the quarter ended December 31, 2009 when compared to the same period ended December 31, 2008 was principally due to the consummation of the Prescient Merger, which contributed $231,834 in professional services revenue during the quarter ended December 31, 2009, which was offset by approximately $65,725 decrease in professional services that was the result of the completion of a product in the three months ended December 31, 2008 which did not recur in the same period 2009.  Management believes that professional services may experience periodic fluctuations as a result of (i) timing of implementations, (ii) scope of services to be provided, (iii), size of the retailer or supplier, or (iv) the need for its analytics offerings and change-management services becomes a natural addition to its software as a service (SaaS) product suite.

License Revenue

Software license revenues were $28,680 and $9,560 for the three months ended December 31, 2009 and 2008, respectively, an increase of 200%. This increase of $19,120 was the result of an increase in license sales to an existing customer.  It is difficult to predict and forecast future software license sales.  Therefore, the Company will continue to focus its resources on recurring subscription based revenues. The Company has not eliminated the sale of its suite of products on a license basis and from time to time it will sell additional licenses to new or existing customers; however, it is difficult to ascertain the timing or the amount of the license.

Cost of Services and Product Support

Cost of services and product support was $990,443 and $455,222 for the three months ended December 31, 2009 and 2008, respectively, a 118% increase in the three months ended December 31, 2009 compared with the three months ended December 31, 2008.  This increase of $535,221 for the quarter ended December 31, 2009 when compared with the same period ended December 31, 2008 is principally due to the consummation of the Prescient Merger, which resulted in approximately (i) a $470,000 increase in salary, commission and payroll related expense, (ii) a $61,000 increase in contractor and outside consulting support, (iii) a $21,000 increase in software and maintenance support, and (iv) a $34,000 increase in travel related expenses.  These increases were partially offset by an approximately $92,000 decrease in payroll expenses unrelated to the Prescient Merger.   The Company continues to focus on decreasing expenses while completing the final stages of its integration of operations with Prescient. The successful integration of the two companies and our business strategy to automate certain IT data gathering and processing functions is anticipated to continue to result in a reduction of our costs related to ongoing product support and IT services.

Sales and Marketing Expense

Sales and marketing expenses were $407,971 and $232,532 for the three months ended December 31, 2009 and 2008, respectively, a 75% increase.  This $175,439 increase over the previous quarter was primarily the result of (i) an approximately $107,000 increase in salary costs from the expansion of the Company’s sales force, partially offset by a decrease in other sales related personnel and marketing costs, (ii) a $28,000 increase in commission and payroll related expenses, (iii) a $34,000 increase in travel and related expenditures, and (iv) a $21,000 increase in recruiting expenses related to hiring three additional sales personnel, that did not occur in the comparable period in 2008.

General and Administrative Expense

General and administrative expenses were $791,365 and $508,601 for the three months ended December 31, 2009 and 2008, respectively, a 56% increase in the three months ended December 31, 2009 compared with the three months ended December 31, 2008.  This $282,764 increase when comparing expenditures for the quarter ended December 31, 2009 with the same period ended December 31, 2008 is principally due to (i) an approximately $123,000 increase in payroll and related expenses principally attributable to the Prescient Merger, (ii) a $44,000 increase in computer equipment leases, computer hardware/software maintenance and support contracts assumed as a result of the acquisition of additional third party applications, (iii) a $48,000 increase in board fees due to the expansion of the number of board members, travel costs, and the expense associated with the vesting of a board member stock grant, and (iv) a $56,000 increase in legal, accounting and other profession fees.

Depreciation and Amortization Expense

Depreciation and amortization expenses were $203,514 and $137,678 for the three months ended December 31, 2009 and 2008, respectively, an increase of 48% in the three months ended December 31, 2009 compared with the three months ended December 31, 2008.  This increase of $65,836 for the quarter ended December 31, 2009 when compared to the quarter ended December 31, 2008 is partially due to the consummation of the Prescient Merger, which resulted in an additional $139,000 in depreciation and amortization expense from acquired software and customer relationships.  This increase was offset by a decrease in amortization expense as a result of an impairment charge determined on certain acquired intangible assets in June 2009.  Therefore, the amount of definite-lived intangibles assets during the quarter ended December 31, 2009 were lower than those in the comparable period in 2008.

Other Income and Expense

Net interest expense was $173,845 for the quarter ended December 31, 2009 compared to net interest expense of $79,932 for the three months ended December 31, 2008.  This $93,913 increase is principally due to the consummation of the Prescient Merger.  In this regard, the Company incurred approximately (i) $21,000 of interest expense for a note payable acquired in connection with  the Prescient Merger, (ii) approximately $84,000 in interest expense on notes payable in connection with financing arrangements associated with the consummation of the Prescient Merger, partially offset by a $6,000 decrease in interest expense resulting from capital lease and substantially lower interest rates achieved as a result of the debt restructuring described below under Working Capital and Debt Restructuring.

Preferred Dividends

Dividends accrued on preferred stock was $82,739 for the three months ended December 31, 2009 when compared with $239,678 accrued in the same period in 2008.  Holders of the preferred stock are entitled to a 5.00% annual dividend payable quarterly in either cash or preferred stock at the option of the Company with fractional shares paid in cash.

Comparison of the Six Months Ended December 31, 2009 to the Six Months Ended December 31, 2008.

On January 13, 2009, the Company consummated the Prescient Merger. Results for the six months ended December 31, 2009 therefore include both the results of the Company and Prescient. The results for the six months ended December 31, 2008 are for the Company prior to consummation of the Prescient Merger.

Total Revenues

Total revenues were $5,188,521 and $984,340 for the six months ended December 31, 2009 and 2008, respectively, a 427% increase.  This $4,204,181 increase in total revenues is principally due to the consummation of the Prescient Merger, which contributed $4,405,232 in total revenue during the quarter.   The increase in revenue attributable to consummation of the Prescient Merger was partially offset by a decrease of $201,051 in professional services revenue resulting from the completion of projects in the six months ended 2008 that did not recur in the same period 2009. While no assurances can be given, management believes that as the Company benefits from the product synergies resulting from the Prescient Merger, and as the Company continues its focus on marketing the Company’s combined products and services on a subscription basis, total revenue will continue to be positively impacted.

Subscription Revenue

Subscription revenues were $3,005,682 and $137,270, for the six months ended December 31, 2009 and 2008 respectively, an increase of 2,090% in the six months ended December 31, 2009 when compared with the six months ended, December 31, 2008.  The increase is principally due to the consummation of the Prescient Merger, which contributed $2,916,199 in subscription revenue during the quarter.   The Company continues to focus its strategic initiatives on increasing the number of retailers, suppliers and manufacturers that use its software on a subscription basis. However, while management believes that marketing its suite of software solutions as a renewable and recurring subscription is an effective strategy, it cannot be assured that subscribers will renew the service at the same level in future years, propagate services to new categories, or recognize the need for expanding the service offering of the Company’s suite of actionable products and services.

Maintenance Revenue

Maintenance revenues were $1,328,686 and $588,318 for the six months ended December 31, 2009 and 2008, respectively, an increase of 126% in the six months ended December 31, 2009 compared with the six months ended December 31, 2008.  The increase is principally due to the consummation of the Prescient Merger, which contributed $743,070 in maintenance revenue during the six month period ended December 31, 2009.   The increase in maintenance revenue associated with the Prescient Merger was partially offset by several cancellations of existing customers or reduction in the scope of maintenance. While management believes maintenance and support services is essential to its customers, due to the macroeconomic environment and the historical reliability of the Company’s suite of products, from time to time, customers may not perceive the ongoing value of paying for maintenance when the frequency of maintenance activities needed by a customer becomes infrequent.

Professional Services Revenue

Professional Services revenue were $624,463 and $210,952 for the six months ended December 31, 2009 and 2008, respectively, an increase of 196%.  This $413,511 increase in professional services revenue for the six month period ended December 31, 2009 when compared to the same period ended December 31, 2008 was principally due to the consummation of the Prescient Merger, which contributed $620,963 in professional services revenue during the six month period ended December 31, 2009, which was offset by a $207,452 decrease in professional services that was the result of the completion of projects in the six months ended December 31, 2008 which did not recur in the same period 2009.  Management believes that professional services may experience periodic fluctuations as a result of (i) timing of implementations, (ii) scope of services to be provided, (iii) size of the retailer or supplier, or (iv) the need for its analytics offerings and change-management services becomes a natural addition to its software as a service (SaaS) product suite.

License Revenue

Software license revenues were $229,690 and $47,800 for the six months ended December 31, 2009 and 2008, respectively, an increase of 381%. The increase is principally due to the consummation of the Prescient Merger, which contributed $125,000 in license revenue during the six months ended December 31, 2009. In addition, $56,890 of the increase in license revenue was the result of the sale of additional licenses to three existing customers.   It is difficult to predict and forecast future software license sales.  Therefore, the Company will continue to focus its resources on recurring subscription based revenues. The Company has not eliminated the sale of its suite of products on a license basis.

Cost of Services and Product Support

Cost of services and product support was $2,015,791 and $1,035,766 for the six months ended December 31, 2009 and 2008, respectively, a 95% increase in the six months ended December 31, 2009 compared with the six months ended December 31, 2008.  This increase of $980,025 for the six month period ended December 31, 2009 when compared with the same period ended December 31, 2008 is principally due to the consummation of the Prescient Merger, which resulted in approximately (i) a $795,000 increase in salary, commission and payroll related expense, (ii) a $103,000 increase in contractor and outside consulting support, (iii) $42,000 in software and maintenance support, and (iv) $52,000 in travel related expenses that were not incurred in the comparable period in 2008.   The Company continues to focus on decreasing expenses while completing the final stages of its integration of operations with Prescient. The successful integration of the two companies and our business strategy to automate certain IT data gathering and processing functions is anticipated to result in a reduction of our costs related to ongoing product support and IT services.

Sales and Marketing Expense

Sales and marketing expenses were $854,384 and $533,004 for the six months ended December 31, 2009 and 2008, respectively, a 60% increase.  This $321,380increase for the period ended December 31, 2009 compared with the same period ended December 31, 2008 was primarily the result of approximately (i) a $115,000 increase in inside sales force salaries which was due to new sales staff, partially offset by a decrease in reliance on outside service consultants, (ii) a $103,000 increase in commission and payroll related expenses, (iii) a $40,000 increase in travel related expenses and a $63,000 increase in recruiting expenses related to hiring three additional sales personnel, that did not occur in the comparable period in 2008.

General and Administrative Expense

General and administrative expenses were $1,491,335 and $923,842 for the six months ended December 31, 2009 and 2008, respectively, a 61% increase in the six months ended December 31, 2009 compared with the six months ended December 31, 2008.  This $567,493 increase when comparing expenditures for the six month period ended December 31, 2009 with the same period ended December 31, 2008 is principally due to (i) an approximately $241,000 increase in payroll and related expenses principally attributable to the Prescient Merger, (ii) a $118,000 increase in computer equipment, computer hardware/software maintenance and support as a result of the acquisition of additional third party applications, (iii) an increase of $108,000 in legal, accounting and other professional fees, (iv) a $49,000 increase in board fees and expenses related to an increase in the number of board members and the expenses related to a board stock grant, and (v) a $45,000 increase in taxes, bank charges, and other miscellaneous overhead related expenses due to the operation of additional offices.

Depreciation and Amortization Expense

Depreciation and amortization expenses were $410,039 and $273,241 for the six months ended December 31, 2009 and 2008, respectively, an increase of 50% in the six months ended December 31, 2009 compared with the six months ended December 31, 2008.  This increase of $136,798 for the quarter ended December 31, 2009 when compared to the six month period ended December 31, 2008 is partially due to the consummation of the Prescient Merger, which resulted in an additional $280,096 in depreciation and amortization expense that was not incurred in the comparable period in 2008.  This increase due to the Prescient Merger was partially offset by a decrease in amortization expense as a result of an impairment of certain intangible assets during a prior quarter, and therefore amortization expense was less during the six months ended December 31, 2009.

Other Income and Expense

Net interest expense was $384,592 for the six months ended December 31, 2009 compared to net interest expense of $102,674 for the six months ended December 31, 2008.  This $281,918 increase is principally due to the consummation of the Prescient Merger.  In this regard, the Company incurred approximately (i) $44,000 of interest expense for a note payable acquired in the course of the Prescient Merger, (ii) $230,000 in interest expense on notes payable issued in connection with financing arrangements associated with the consummation of the Prescient Merger, and (iii) $17,000 of interest income during the six months ended December 31, 2008 that did not recur in the same period 2009. These increases were partially ofset by a $9,000 decrease in interest expense related to capital leases.

Preferred Dividends

Dividends accrued on preferred stock was $164,230 for the six months ended December 31, 2009 when compared with $328,074  accrued in the same period in 2008.  Holders of the preferred stock are entitled to a 5.00% annual dividend payable quarterly in either cash or preferred stock at the option of the Company with fractional shares paid in cash.

Liquidity and Capital Resources

Net Cash Flows from Operating Activities

Net cash provided by operations for the six months ended December 31, 2009 was $317,196 when compared with net cash used in operations of $896,441 for the same period in 2008.  The increase in cash flows provided by operations was primarily the result of (i) an increase in net income, (ii) an increase in stock issued for services due to the Prescient Merger, (iii) increases in deferred revenue from new subscription contracts, and (iv) increases in depreciation and amortization.

Net Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended December 31, 2009 was $33,484 compared with net cash used in investing activities of $3,369,579 during the six months ended December 31, 2008. This $3,336,095 comparable decrease in cash used in investing activities during the six months ended December 31, 2009 when compared to the same period in 2008 was the result of net cash paid in connection with the Prescient Merger which was offset by the release of restricted cash that occurred in 2008 that did not reoccur in 2009.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $66,763 for the six months ended December 31, 2009, and net cash provided by financing activities was $3,797,931 for the same period in 2008, respectively. The change in net cash provided by financing activities is attributable to fewer increases in lines of credit and proceeds raised through the placement of certain notes payable to the Company’s officers and directors in connection with financing the Prescient Merger that closed on January 13, 2009.

Cash and Cash Equivalents

Cash and cash equivalents was $1,006,754 at December 31, 2009, an increase of $350,475 over the $656,279 of cash and cash equivalents at June 30, 2009.  This comparative increase from June 30, 2009 to December 31, 2009 was the result of collections from existing customers and new subscription contracts.

Current Assets

Current assets at December 31, 2009 totaled $2,584,543, a 21% increase from current assets of $2,131,223 at June 30, 2009.  The $453,320 increase in current assets is due primarily to (i) increases in cash provided by operations, and (ii) an increase in accounts receivable.

Current Liabilities

Current liabilities as of December 31, 2009 and June 30, 2009, were $4,936,879 and $6,647,837, respectively.  The decrease in current liabilities for the three months ended December 31, 2009 when compared with June 30, 2009 is due to (i) a reduction of current lease obligations, (ii) a decrease in accrued liabilities, and (iii) the Company’s rate and term refinancing of certain notes payable.  These decreases were partially offset by an increase in deferred revenue.

Working Capital and Debt Restructuring

At December 31, 2009, the Company had negative working capital of $2,352,336, as compared with negative working capital of $4,516,614 at June 30, 2009.  This $2,164,278 increase in working capital is principally a result of the restructuring of certain lines of credit and a promissory note of the Company described below, which resulted in a corresponding increase in long-term liabilities.

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

Recent Accounting Pronouncements

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, Improvements to Financial Reporting Involved with Variable Interest Entities, which codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which amends FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and ASU 2009-14, Certain Arrangements That Include Software Elements, which amends FASB ASC Topic 985, Software. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is evaluating the effects of the adoption of ASU 2009-13 or ASU 2009-14 and its potential affect on the Company’s results of operations or financial condition.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of ASU 2010-6 to have a material impact on its consolidated financial statements.

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

Revenue Recognition

The Company derives revenues from four primary sources: software licenses, maintenance and support services, professional services and software subscriptions.  New software licenses include the sale of software runtime license fees associated with deployment of the Company’s software products.  Software license maintenance updates and product support are typically annual contracts with customers that are paid in advance or specified as terms in the contract. This provides the customer access to new software releases, maintenance releases, patches and technical support personnel.  Professional service sales are derived from the sale of services to design, develop and implement custom software applications.

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

Impairment of Goodwill and Impairment and Useful Lives of Long-lived Assets

Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value. Management reviews the long-lived tangible and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Management evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset. Economic useful lives of long-lived assets are assessed and adjusted as circumstances dictate.

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

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, 2009.
Cash and Cash Equivalents:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$1,006,754	.11%
Money market funds	-
Certificates of deposit	-
Total cash and cash equivalents	$1,006,754

ITEM 4.                      CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: February 11, 2010	PARK CITY GROUP, INC

By: /s/ Randall K. Fields Randall K. Fields Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: February 11, 2010	By /s/ John R. Merrill John R. Merrill Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)