Form 10-Q
period 2010-03-31
PARK CITY GROUP INC
filed 2010-05-10
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

Commission File Number 000-03718

PARK CITY GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3160 Pinebrook Road; Park City, UT 84098
(Address of principal executive offices)

(435) 645-2000
(Registrant's telephone number)

Indicate by check market whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large-accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by checkmark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  ☐ Yes    ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Common Stock, $0.01 par value:  10,820,881 shares as of May 10, 2010.

PARK CITY GROUP, INC.

-i-

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets

Assets	March 31, 2010	June 30, 2009
	(unaudited)
Current Assets:
Cash and cash equivalents	$694,792	$656,279
Receivables, net of allowance of $30,000 and $21,000 at March 31, 2010 and June 30, 2009	1,504,441	1,203,218
Unbilled receivables	183,938	120,953
Prepaid expenses and other current assets	207,983	150,773

Total current assets	2,591,154	2,131,223

Property and equipment, net	598,304	534,716

Other assets:
Deposits and other assets	23,287	129,187
Customer relationships	3,712,862	4,029,599
Goodwill	4,805,933	4,805,933
Capitalized software costs, net	301,807	416,300

Total other assets	8,843,889	9,381,019

Total assets	$12,033,347	$12,046,958

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$598,116	$759,630
Accrued liabilities	1,083,813	1,455,843
Deferred revenue	1,279,507	1,422,497
Capital lease obligations	129,672	109,842
Lines of credit	3,475,701	700,000
Note payable	990,038	2,200,025

Total current liabilities	7,556,847	6,647,837

Long-term liabilities:
Notes payable, less current portion	4,127,398	2,902,986
Line of credit	-	2,875,701
Capital lease obligations, less current portion	182,755	122,506

Total liabilities	11,867,000	12,549,030

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 30,000,000 shares authorized; 661,684 and 631,849 shares of Series A Convertible Preferred issued and outstanding at March 31, 2010
and June 30, 2009, respectively	6,617	6,318
Common stock, $0.01 par value, 50,000,000 shares authorized; 10,808,281 and
10,569,848 issued and outstanding at March 31, 2010 and June 30, 2009, respectively	108,083	105,698
Additional paid-in capital	29,784,049	29,096,215
Accumulated deficit	(29,732,402)	(29,710,303)

Total stockholders' equity (deficit)	166,347	(502,072)

Total liabilities and stockholders' equity (deficit)	$12,033,347	$12,046,958

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (unaudited)

	Three Months ended March 31,		Nine Months ended March 31,
	2010	2009	2010	2009

Revenues:
Subscriptions	$1,527,029	$1,372,127	$4,532,711	$1,509,397
Maintenance	588,007	676,176	1,916,693	1,264,494
Professional services	328,018	281,114	952,481	492,066
License fees	525,120	173,698	754,810	221,498

Total revenues	2,968,174	2,503,115	8,156,695	3,487,455

Operating expenses:
Cost of services and product support	1,299,651	1,293,332	3,315,442	2,329,098
Sales and marketing	343,294	445,677	1,197,678	978,681
General and administrative	826,178	646,994	2,317,513	1,570,836
Impairment of capitalized software	-	1,457,383	-	1,457,383
Depreciation and amortization	207,273	238,497	617,312	511,738

Total operating expenses	2,676,396	4,081,883	7,447,945	6,847,736

Income (loss) from operations	291,778	(1,578,768)	708,750	(3,360,281)

Other income (expense):
Loss on equity method investment	-	-	-	(162,796)
Gain on refinance of note payable	-	-	43,811	-
Other gains	-	-	24,185	100
Interest expense	(168,569)	(257,068)	(553,161)	(337,001)

Income (loss) before income taxes	123,209	(1,835,836)	223,585	(3,859,978)

(Provision) benefit for income taxes	-	-	-	-

Net income (loss)	123,209	(1,835,836)	223,585	(3,859,978)

Dividends on preferred stock	(81,454)	(200,108)	(245,684)	(528,182)

Net income (loss) applicable to common stockholders	$41,755	$(2,035,944)	$(22,099)	$(4,388,160)

Weighted average shares, basic	10,755,000	9,872,000	10,672,000	9,534,000
Weighted average shares, diluted	10,781,000	9,872,000	10,672,000	9,534,000
Basic and diluted income (loss) per share	$0.00	$(0.21)	$(0.00)	$(0.46)

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended March 31,

	2010	2009

Cash flows from operating activities:
Net income (loss)	$223,585	$(3,859,978)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	617,312	511,738
Bad debt expense	173,612	13,052
Stock issued for services and expenses	369,027	76,834
Loss on disposal of assets	-	(100)
Amortization of discount on debt	1,589	2,383
Other gains	(24,185)	-
Loss on equity method investment	-	162,796
Impairment of capitalized software	(43,811)	1,457,383
Decrease (increase) in:
Trade receivables	(474,835)	739,074
Unbilled receivables	(62,985)	16,490
Prepaid expenses and other assets	(1,163)	(121,008)
(Decrease) increase in:
Accounts payable	(161,514)	(56,631)
Accrued liabilities	(222,185)	267,070
Deferred revenue	(142,990)	(7,072)

Net cash provided by (used in) operating activities	251,457	(797,969)

Cash flows from investing activities:
Purchase of property and equipment	(64,741)	(96,513)
Net cash paid in acquistion	-	(1,635,090)
Release of restricted cash	-	1,940,000

Net cash (used in) provided by investing activities	(64,741)	208,397

Cash flows from financing activities:
Net increase in lines of credit	400,000	3,546,873
Proceeds from issuance of stock	-	153,602
Proceeds from issuance of notes payable	-	186,264
Payments on notes payable and capital leases	(548,203)	(3,055,600)

Net cash (used in) provided by financing activities	(148,203)	831,139

Net increase in cash	38,513	241,567

Cash and cash equivalents at beginning of period	656,279	865,563

Cash and cash equivalents at end of period	$694,792	$1,107,130

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$642,618	$213,457

Supplemental disclosure of non-cash investing and financing activities:
Dividends accrued on preferred stock	$245,684	$528,182
Dividends paid with preferred stock	$321,491	$407,650
Property and equipment purchased by capital lease	$184,929	$40,807

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

Acquisition of Prescient Applied Intelligence, Inc.

On January 13, 2009, the Company consummated a merger of PAII Transitory Sub, Inc., a wholly-owned subsidiary of the Company, with and into Prescient (the “Prescient Merger”). As a result of the Prescient Merger, the Company owns 100% of Prescient.   The Company’s consolidated financial statements contain the results of operations of Prescient, as well as the impact on the Company’s financial position resulting from consummation of the Prescient Merger subsequent to the date of acquisition.

The Prescient Merger was accounted for as a business combination.  The Company was the acquirer. The assets acquired and the liabilities assumed of Prescient have been recorded at their respective fair values.  The total consideration paid to acquire Prescient was $11,391,318, $1,170,089 of which was for direct transaction costs.  The acquisition cost includes $3,086,016 of cash acquired from Prescient.  The acquisition cost, net of the $3,086,016 acquired cash, was $8,305,302.

Unaudited pro-forma results of operations for the three and nine months ended March 31, 2010 and 2009, as though Prescient had been acquired as of July 1, 2008, are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Revenue	$2,968,174	$2,503,115	$8,156,695	$7,932,291
Income (loss) from operations	291,778	(1,578,768)	708,750	(4,975,856)
Net income (loss)	123,209	(1,835,836)	223,585	(5,356,731)
Net income (loss) applicable to common shareholders	41,755	(2,035,944)	(22,099)	(6,916,329)
Basic and diluted loss per share	0.00	(0.21)	(0.00)	(0.73)

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

NOTE 2.                      SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the SEC on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10−K, are adequate to make the information presented not misleading. Operating results for the nine months ended March 31, 2010 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2010.

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

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of ASU 2010-6 to have a material impact on its consolidated financial statements.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements.  Actual results could differ from these estimates.  The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results it reports in its financial statements.  The SEC has defined the most critical accounting policies as those that are most important to the portrayal of the Company’s financial condition and results, and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company’s most critical accounting policies include:  income taxes, goodwill and other long lived asset valuations, revenue recognition, stock-based compensation, and capitalization of software development costs.

Net Income (Loss) and Income (Loss) Per Common Share

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

For the three months ended March 31, 2010 options and warrants to purchase 793,622 shares of common stock, were not included in the computation of diluted EPS due to their anti-dilutive effect. For the three months ended March 31, 2009 options and warrants to purchase 1,012,223 shares of common stock, were not included in the computation of diluted EPS due to the anti-dilutive effect on a net loss applicable to common shareholders. For the three months ended March 31, 2010 and March 31, 2009, 2,205,613 and 2,152,670 shares of common stock issuable upon conversion of the Company’s Series A Convertible Preferred Stock, respectively, were not included in the diluted EPS calculation as the effect would have been anti-dilutive.

For the nine months ended March 31, 2010 and 2009 options and warrants to purchase 858,502 and 1,012,223 shares of common stock, respectively, were not included in the computation of diluted EPS due to the anti-dilutive effect on net loss applicable to common shareholders. For the nine months ended March 31, 2010 and March 31, 2009, 2,205,613 and 2,152,670 shares of common stock issuable upon conversion of the Company’s Series A Convertible Preferred Stock, respectively, were not included in the diluted EPS calculation as the effect would have been anti-dilutive.

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

NOTE 3.                      LIQUIDITY

As shown in the consolidated condensed financial statements, the Company had a loss of $22,099 applicable to common shareholders for the nine months ended March 31, 2010 and losses applicable to common shareholders of $4,388,160 for the nine months ended March 31, 2009.  The net decrease in loss applicable to common shareholders is primarily the result of: (i) the increase in total revenues of $4,669,240, resulting from the consummation of the Prescient Merger, (ii) a $43,811 gain on refinance of note payable, (iii) an increase in other gains of $24,185, and (iv) a decrease in dividends of $282,498. This decrease in loss applicable to common shareholders was partially offset by an increase of operating expenses of $600,209 resulting from the consummation of the Prescient Merger; and an increase in net interest expense of $216,160.

On August 25, 2009, the Company issued a promissory note in favor of a lender in the principal amount of approximately $2.0 million. The note replaced a three year promissory note due August 25, 2009 originally issued by Prescient, and assumed by the Company in connection with the Prescient Merger.  As a result of the restructuring, the new note maturity date is August 1, 2012.  The note requires monthly principal and interest payments in the amount of $60,419, with a final payment of unpaid principal and interest due August 1, 2012.

On September 30, 2009, the Company entered into certain loan modification agreements with its principal lender pursuant to which the maturity date of certain credit agreements providing for maximum borrowings of approximately $3.7 million, of which $3,475,701 million was outstanding at March 31, 2010. The maturity dates have been extended from September 30, 2009 to September 30, 2010, November 24, 2010, and February 15, 2011.  The new notes accrue interest at an annual rate of between 3.25% and 4.25%.

At March 31, 2010, the Company had negative working capital of $4,965,693, when compared with negative working capital of $4,516,614 at June 30, 2009.  This $449,079 decrease in working capital is principally a result of short term maturity of certain lines of credit, which resulted in a corresponding increase in short-term liabilities.  While no assurances can be given, management intends to restructure certain note obligations maturing during the next twelve months to address its working capital deficit.  Together with existing cash resources and projected cash flow from operations, we believe that we will be able to address our debt service requirements during the next twelve months, as well as fund our currently anticipated operations and capital spending requirements.   The financial statements do not reflect any adjustments should the Company’s working capital operations and other financing be insufficient to meet spending and debt service requirements.

NOTE 4.                      STOCK-BASED COMPENSATION

The Company has agreements with a number of employees to issue stock grants vesting over 3-10 year terms. The vested portion of these grants are to be paid on each anniversary of the grant dates.  Total shares under these agreements vesting and payable annually to employees are 181,523.  The stock grant agreements were dated effective between November 2, 2007 and March 1, 2010.

NOTE 5.                      OUTSTANDING STOCK OPTIONS

The following tables summarize information about fixed stock options and warrants outstanding and exercisable at March 31, 2010:

	Options and Warrants Outstanding at March 31, 2010			Options and Warrants Exercisable at March 31, 2010
Range of exercise prices	Number Outstanding at March 31, 2010	Weighted average remaining contractual life (years)	Weighted average exercise price	Number Exercisable at March 31, 2010	Weighted average exercise price
$1.50-1.76	14,880	3.34	$1.76	14,880	$1.76
$1.80-4.00	843,622	1.57	$3.63	843,622	$3.63
	858,502	1.61	$3.60	858,502	$3.60

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

NOTE 7.                      PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following as of:
	March 31, 2010 (unaudited)	June 30, 2009
Computer equipment	$1,626,510	$1,387,090
Furniture and equipment	349,078	363,762
Leasehold improvements	172,367	204,482
	$2,147,955	$1,955,334
Less accumulated depreciation and amortization	(1,549,651)	(1,420,618)
	$598,304	$534,716

NOTE 8.                      CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following as of:
	March 31, 2010 (unaudited)	June 30, 2009
Capitalized software costs	$2,246,077	$2,246,077
Less accumulated amortization	(1,944,270)	(1,829,777)
	$301,807	$416,300

NOTE 9.                      ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:
	March 31, 2010 (unaudited)	June 30, 2009
Accrued compensation	$464,748	$470,038
Unclaimed tender offer	268,099	338,133
Accrued stock grants	145,659	136,033
Accrued dividends	83,860	159,668
Accrued interest	41,168	137,731
Accrued legal fees	37,933	86,099
Other accrued liabilities	29,846	108,141
Accrued board compensation	12,500	20,000
	$1,083,813	$1,455,843

NOTE 10.                                 INCOME TAXES

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2006.

Included in the balance at March 31, 2010 are nominal amounts of income tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred income tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective income tax rate but would accelerate the payment of cash to the income taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the nine months ended March 31, 2010 and 2009, the Company did not recognize any interest or penalties.

NOTE 11.                                SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, and have determined that the following events are reasonably likely to impact the financial statements:

1.    On May 5, 2010, Park City Group, Inc. (the "Company") entered into a Term Loan Agreement ("Loan Agreement") with U.S. Bank N.A. ("Bank"), and issued a Term Note to the Bank in the principal amount of $455,712.33, which Loan Agreement and Term Note replaces a Term Note in the principal amount of $500,000 originally issued on September 30, 2009 ("Original Note").  The Term Note bears interest at an annual rate of 4.9%.  Principal and accrued interest under the terms of the Term Note are payable in 52 installments of $9,359.15 each beginning May 15, 2010 and on the same date on each consecutive month thereafter until maturity, or September 15, 2014.  Under the terms of the Original Note, all unpaid principal and accrued interest remaining on the Original Note were required to be paid to the Bank on the maturity date, February 15, 2011.  Amounts due under the terms of the Term Note are secured by certain assets of the Company pursuant to a Security Agreement, dated February 15, 2006.

2.    On May 5, 2010, the Company entered into an Amendment to Loan Agreement and Note ("Amendment"), pursuant to which the Bank has agreed to modify the maturity date and interest rate as set forth in that certain Loan Agreement and Note, dated November 24, 2008.  The Loan Agreement permits borrowings of up to $3.0 million, of which $2,875,701.38 was outstanding as of the date of the Amendment.  Under the terms of the Amendment, the maturity date of the Note has been extended from November 24, 2010 to November 24, 2011, and the interest rate has been changed from an annual interest rate of 4.25% plus the one-month LIBOR rate charged by the Bank to 3.25% through November 23, 2010, and 2.25% plus the rate at which the Bank would be able to borrow funds of comparable amounts in the money markets for a one-year period, adjusted for any reserve requirement and any subsequent costs arising from a change in government regulation.  Amounts due under the terms of the Term Note are guaranteed by Randall K. Fields, the Chief Executive Officer of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s Annual Report on Form 10-K for the year ended June 30, 2009 is incorporated herein by reference.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements.  The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements."  Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our June 30, 2009 Annual Report on Form 10-K, incorporated herein by reference.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Prescient is a leading provider of on-demand solutions for the retail marketplace, including both retailers and suppliers.  Its solutions capture information at the point of sale, provide greater visibility into real-time demand and turn data into actionable information across the entire supply chain.   As a result of consummation of the Prescient Merger, revenue has increased substantially, to $8,156,695 for the nine months ended March 31, 2010, and the Company has considerably increased the number of active software implementations.  In this regard, the Company had approximately 40 active software implementations in process as of March 31, 2010.

Results of Operations

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009.

On January 13, 2009, the Company consummated the Prescient Merger. Results for the three months ended March 31, 2010 therefore include both the results of the Company and Prescient. The results for the three months ended March 31, 2009 include Prescient’s results subsequent to consummation of the Prescient Merger.

Total Revenues

Total revenues were $2,968,174 and $2,503,115 for the three months ended March 31, 2010 and 2009, respectively, a 19% increase.  This $465,059 increase in total revenues is principally due to (i) a $154,902 increase in subscription revenue, (ii) a $46,904 increase in professional services revenue, and (ii) an increase of $351,422 in license revenue, partially offset by a $88,169 decrease in maintenance revenue.  Management believes that the Company has benefitted from the product synergies resulting from the Prescient Merger which took place during the quarter ended March 31, 2009, and the Company continues its focus on marketing the Company’s combined products and services on a subscription basis.  While no assurances can be given, management believes that total revenue will continue to be positively impacted as a result of the consummation of the Prescient Merger.

Subscription Revenue

Subscription revenues were $1,527,029 and $1,372,127 for the three months ended March 31, 2010 and 2009 respectively, an increase of 11% in the three months ended March 31, 2010 when compared with the three months ended March 31, 2009.   The increase is principally due to (i) the net increase of eight retailers added to the Company’s customer base which contributed approximately $106,000 of new subscription revenue, (ii) a $34,000 increase attributable to the growth of existing retailers, and (iii) an increase in supplier subscriptions of approximately $62,000.  The increase in subscription revenue was partially offset by a decrease of approximately $32,000 resulting from the non-renewal of existing supplier customers.  The Company continues to focus its strategic initiatives on increasing the number of retailers, suppliers and manufacturers that use its software on a subscription basis. However, while management believes that marketing its suite of software solutions as a renewable and recurring subscription is an effective strategy, it cannot be assured that subscribers will renew the service at the same level in future years, propagate services to new categories, or recognize the need for expanding the service offering of the Company’s suite of actionable products and services.

Maintenance Revenue

Maintenance revenues were $588,007 and $676,176 for the three months ended March 31, 2010 and 2009, respectively, a decrease of 13% in the three months ended March 31, 2010 when compared with the three months ended March 31, 2009.  The net decrease of $88,169 is principally due to (i) the non renewal of nine maintenance contracts and (ii) the reduction in scope of maintenance. This decrease in maintenance contracts was offset by (i) the addition of four new maintenance contracts, and (ii) annual maintenance increases to renewing customers.  While management believes maintenance and support services are essential to its customers, due to macroeconomic conditions, business combinations, and the historical reliability of the Company’s suite of products, from time to time, customers may not perceive the ongoing value of paying for maintenance when the frequency of maintenance activities needed by a customer becomes infrequent.

Professional Services Revenue

Professional services revenues were $328,018 and $281,114 for the three months ended March 31, 2010 and 2009, respectively, an increase of 17%.  This $46,904 increase in professional services revenue for the period ended March 31, 2010 when compared with the same period ended March 31, 2009 was principally due to an increase in scope of implementation and consulting engagements and the higher value of these engagements.  Management believes that professional services may experience periodic fluctuations as a result of (i) timing of implementations, (ii) scope of services to be provided, (iii), size of the retailer or supplier, or (iv) the Company’s analytics offerings and change-management services becoming a natural addition to its software as a service (SaaS) product suite.

License Revenue

Software license revenues were $525,120 and $173,698 for the three months ended March 31, 2010 and 2009, respectively, an increase of 202%. This increase of $351,422 was principally the result of the sale of a new license during the quarter ended March 31, 2010, resulting in $490,000 of license revenue recognized during the quarter.  Management believes that it is difficult to predict and forecast future software license sales.  Therefore, the Company will continue to focus its resources on recurring subscription based revenues. The Company has not eliminated the sale of its suite of products on a license basis and from time to time it will sell additional licenses to new or existing customers; however, it is difficult to ascertain the timing or the amount of the license.

Cost of Services and Product Support

Cost of services and product support were $1,299,651 and $1,293,332 for the three months ended March 31, 2010 and 2009 respectively.  This increase of $6,319 for the quarter ended March 31, 2010 when compared with the same period ended March 31, 2009 is principally due to (i) a $47,000 increase in contractor and outside consulting support, and (ii) a $171,500 increase in non-employee commissions incurred as a result of a license sale in the quarter. These increases were partially offset by (i) approximately a $101,000 decrease in payroll and other compensation expenses unrelated to the Prescient Merger, (ii) a $8,700 decrease in travel and related expenses, (iii) a $4,200 decrease in hardware/software maintenance and support from third party applications and (iv) approximately a $102,000 decrease in the pro rata share of overhead expenses due to the consolidation and elimination of duplicative offices and related expenses associated with the Prescient Merger which took place during the period ended March 31, 2009.   The Company continues to focus on decreasing expenses while completing the final stages of its integration of operations with Prescient.

Sales and Marketing Expense

Sales and marketing expenses were $343,294 and $445,677 for the three months ended March 31, 2010 and 2009, respectively, a 23% decrease.  This $102,383 decrease in the period ended March 31, 2010 when compared with the same period in 2009 was principally the result of (i) a decrease of approximately $72,000 in salary and related costs due to overall net reduction in salaries, (ii) a $48,000 decrease in tradeshow and conference expenses, and (iii) a decrease in the pro rata share of overhead expenses due to the consolidation and elimination of duplicative offices and related expenses.  These decreases are partially offset by an increase of approximately $30,000 in travel and related expenditures that did not occur in the comparable period in 2009.

General and Administrative Expense

General and administrative expenses were $826,178 and $646,994 for the three months ended March 31, 2010 and 2009, respectively, a 28% increase in the three months ended March 31, 2010 when compared to the three months ended March 31, 2009.  This $179,184 increase in the quarter ended March 31, 2010 when compared with the same period ended March 31, 2009 is principally due to (i)  approximately a $49,000 increase in stock based compensation expense of certain employees and board members  that are based on multi-year vesting schedules, and an increase in the number of board members, (ii) a $15,600 increase in employee training expenses, (iii) an $11,000 increase in equipment leases and  computer hardware/software maintenance, (iv) a  $98,000 increase in legal, and accounting fees, (v) a $7,600 increase in travel expenses, (vi) a $31,600 increase in bad debt expense. These increases were partially offset by approximately $51,000 related to investor relation costs and other professional fees.

Depreciation and Amortization Expense

Depreciation and amortization expenses were $207,273 and $238,497 for the three months ended March 31, 2010 and 2009, respectively, a decrease of 13% in the three months ended March 31, 2010 when compared with the three months ended March 31, 2009.  This decrease of $31,224 is due to a decrease in amortization expense as a result of an impairment charge determined on certain acquired intangible assets in June 2009.  Therefore, the amount of amortization on definite-lived intangibles assets during the quarter ended March 31, 2010 was lower than amortization in the comparable period in 2009.

Other Income and Expense

Net interest expenses were $168,569 and $257,068 for the three months ended March 31, 2010 and 2009, respectively, a decrease of 34%  in the three months ended March 31, 2010 when compared with the three months ended March 31, 2009. This $88,499 decrease is principally due to a decrease in interest expense resulting from capital leases and substantially lower interest rates achieved as a result of the debt restructuring described below under Working Capital and Debt Restructuring.

Preferred Dividends

Dividends declared on preferred stock was $81,454 for the three months ended March 31, 2010 when compared with $200,108 accrued in the same period in 2009.  Holders of the preferred stock are entitled to a 5.00% annual dividend payable quarterly in either cash or preferred stock at the option of the Company with fractional shares paid in cash.

Comparison of the Nine Months Ended March 31, 2010 to the Nine Months Ended March 31, 2009.

On January 13, 2009, the Company consummated the Prescient Merger. Results for the nine months ended March 31, 2010 therefore include both the results of the Company and Prescient. The results for the nine months ended March 31, 2009 include results for the Company prior to consummation of the Prescient Merger.

Total Revenues

Total revenues were $8,156,695 and $3,487,455 for the nine months ended March 31, 2010 and 2009, respectively, a 134% increase.  This $4,669,240 increase in total revenues is principally due to the consummation of the Prescient Merger, which contributed $4,495,919 in total revenue during the period ended March 31, 2010. In addition, the following changes occurred unrelated to the Prescient Merger.  An increase in license sales contributed $490,000 to total revenue for the period ended March 31, 2010 which did not occur in the same period in 2009.   This increase in total revenue were partially offset by (i) a decrease of $53,700 in subscription revenue., (ii) a decrease of $57,170 in maintenance revenue, and (iii) a decrease of $257,300 in professional services revenue resulting from the completion of projects in the nine months ended 2009 that did not recur in the same period in 2010  Management believes that the Company has benefitted from the product synergies resulting from the Prescient Merger, and the Company continues its focus on marketing the Company’s combined products and services on a subscription basis.  While no assurances can be given, management believes that total revenue will continue to be positively impacted as a result of the consummation of the Prescient Merger.

Subscription Revenue

Subscription revenues were $4,532,711 and $1,509,397, for the nine months ended March 31, 2010 and 2009 respectively, an increase of 200% in the nine months ended March 31, 2010 when compared with the nine months ended March 31, 2009.  The increase is principally due to the consummation of the Prescient Merger, which contributed $3,030,625 in subscription revenue during the period.   The Company continues to focus its strategic initiatives on increasing the number of retailers, suppliers and manufacturers that use its software on a subscription basis. However, while management believes that marketing its suite of software solutions as a renewable and recurring subscription is an effective strategy, it cannot be assured that subscribers will renew the service at the same level in future years, propagate services to new categories, or recognize the need for expanding the service offering of the Company’s suite of actionable products and services.

Maintenance Revenue

Maintenance revenues were $1,916,693 and $1,264,494 for the nine months ended March 31, 2010 and 2009, respectively, an increase of 52% in the nine months ended March 31, 2010 compared with the nine months ended March 31, 2009.  The increase is principally due to the consummation of the Prescient Merger, which contributed $709,369 in maintenance revenue during the nine month period ended March 31, 2010.   The increase in maintenance revenue associated with the Prescient Merger was partially offset by cancellations of existing customers or reduction in the scope of maintenance. While management believes maintenance and support services is essential to its customers, due to macroeconomic conditions and the historical reliability of the Company’s suite of products, from time to time, customers may not perceive the ongoing value of paying for maintenance when the frequency of maintenance activities needed by a customer becomes infrequent.

Professional Services Revenue

Professional services revenues were $952,481 and $492,066 for the nine months ended March 31, 2010 and 2009, respectively, an increase of 94% in the nine months ended March 31, 2010 when compared with the nine months ended March 31, 2009.  This $460,415 increase in professional services revenue for the nine month period ended March 31, 2010 when compared with the same period ended March 31, 2009 was principally due to the consummation of the Prescient Merger, which contributed $706,507 in professional services revenue during the nine month period ended March 31, 2010 , which was offset by a $257,300 decrease in professional services that was the result of the completion of projects in the nine months ended March 31, 2009 which did not recur in the same period 2010.  Management believes that professional services may experience periodic fluctuations as a result of (i) timing of implementations, (ii) scope of services to be provided, (iii) size of the retailer or supplier, or (iv) the need for its analytics offerings and change-management services becomes a natural addition to its software as a service (SaaS) product suite.

License Revenue

Software license revenues were $754,810 and $221,498 for the nine months ended March 31, 2010 and 2009, respectively, an increase of 241% in the nine months ended March 31, 2010 when compared with the nine months ended March 31, 2009. The increase of $533,312 was principally the result of the sale of a new license during the quarter ended March 31, 2010, resulting in $490,000 of license revenue recognized during the quarter, and, to a lesser extent, due to the organic growth and purchase of new licenses for existing customers. in license revenue during the nine months ended March 31, 2010.  Management believes it is difficult to predict and forecast future software license sales.  Therefore, the Company will continue to focus its resources on recurring subscription based revenues. The Company has not eliminated the sale of its suite of products on a license basis.

Cost of Services and Product Support

Cost of services and product support were $3,315,442 and $2,329,098 for the nine months ended March 31, 2010 and 2009 respectively, a 42% increase in the nine months ended March 31, 2010 compared with the nine months ended March 31, 2009.  This increase of $986,344 for the nine month period ended March 31, 2010 when compared with the same period ended March 31, 2009 is principally due to (i) a $736,000 increase in salary, commission and payroll related expense, in conjunction with the consummation of the Prescient Merger, (ii) a $150,800 increase in contractor and outside consulting support, (iii) $37,700 in software and maintenance support,  and (iv) $43,561 in travel related expenses, and (v) a $171,500 increase in non-employee commissions incurred as a result of a license sale that did not occur in the comparable period in 2009. These increases were partially offset by a decrease in other salary and expenses unrelated to the Prescient Merger.   The Company continues to focus on rationalizing expenses while completing the final stages of its integration of operations with Prescient.

Sales and Marketing Expense

Sales and marketing expenses were $1,197,678 and $978,681 for the nine months ended March 31, 2010 and 2009, respectively, a 22% increase.  This $218,997 increase for the period ended March 31, 2010 when compared with the same period ended March 31, 2009 was primarily the result of approximately (i) a $56,000 increase in inside sales force salaries which was due to hiring of additional sales staff, and other payroll related expenses, (ii) a $87,000 increase in sales commission and employee vesting stock grants, (iii) a $70,000 increase in travel related expenses, and (iv) a $70,000 increase in recruiting expenses related to hiring the additional sales personnel, that did not occur in the comparable period in 2009. These increases were partially offset by a decrease of $67,700 in tradeshow and conference related expenses.

General and Administrative Expense

General and administrative expenses were $2,317,513 and $1,570,836 for the nine months ended March 31, 2010 and 2009, respectively, a 48% increase in the nine months ended March 31, 2010 when compared with the nine months ended March 31, 2009.  This $746,677 increase for the period ended March 31, 2010 when compared with the same period ended March 31, 2009 is principally due to (i) an approximately $222,000 increase in payroll and related expenses of which approximately $130,000 is attributable to the Prescient Merger, (ii) a $126,000 increase in non-capitalized computer equipment, computer hardware leases, and software maintenance and support as a result of the acquisition of additional third party applications, (iii) an increase of $200,000 in legal, accounting and other professional fees, (iv) a $155,000 increase in board fees, an increase in the number of board members, and stock based compensation expenses related to vesting of certain grants to employees, officers, and directors, (v) a $48,000 increase in bad debt expense, and (vi) a $39,000 increase in taxes, bank charges, and other miscellaneous overhead related expenses due to the operation of additional offices. These increases were partially offset by a decrease in investor relations and shareholder costs of approximately $63,000.

Depreciation and Amortization Expense

Depreciation and amortization expenses were $617,312 and $511,738 for the nine months ended March 31, 2010 and 2009, respectively, an increase of 21% in the nine months ended March 31, 2010 when compared with the nine months ended March 31, 2009.  This $105,574 increase for the period ended March 31, 2010 when compared with the same period ended March 31, 2009 is partially due to the consummation of the Prescient Merger, which resulted in an additional $416,000 in depreciation and amortization expense that was not incurred in the comparable period in 2009.  This increase, due to the Prescient Merger, was partially offset by a decrease in amortization expense as a result of certain capitalized software that reached full amortization during the period ended March 31, 2009.

Other Income and Expense

Net interest expenses were $553,161 for the nine months ended March 31, 2010 when compared with $337,001 for the nine months ended March 31, 2009.  This $216,160 increase is principally due to the consummation of the Prescient Merger.  In this regard, the Company incurred approximately (i) $44,800 of interest expense for a note payable acquired in the course of the Prescient Merger, (ii) $343,000 in interest expense on notes payable issued in connection with financing arrangements associated with consummation of the Prescient Merger. These increases were partially offset by the interest associated with a reduction of debt which occurred in the nine months ended March 31, 2009, and interest expense resulting from substantially lower interest rates achieved as a result of the debt restructuring described below under Working Capital and Debt Restructuring.

Preferred Dividends

Dividends declared on preferred stock was $245,684 for the nine months ended March 31, 2010 when compared with $528,182 accrued in the same period in 2009.  Holders of the preferred stock are entitled to a 5.00% annual dividend payable quarterly in either cash or preferred stock at the option of the Company with fractional shares paid in cash.

Liquidity and Capital Resources

Net Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2010 was $251,457 when compared with $797,969 used in operations for the nine months ended March 31, 2009.  The increase in cash flows provided by operations was primarily the result of (i) an increase in net income, (ii) an increase in stock issued for services due to the Prescient Merger, (iii) improvements in collection efforts, and (iv) increases in depreciation and amortization. These increases were offset by increase in (i) trade receivables, (ii) unbilled receivables, and further offset by decreases in (iii) accounts payable, (iv) accrued liabilities, and (v) deferred revenue.

Net Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2010 was $64,741 when compared with net cash provided by investing activities of $208,397 during the nine months ended March 31, 2009. This $273,138  increase in cash used in investing activities during the nine months ended March 31, 2010 when compared with the same period in 2009 was the result of net cash paid in connection with the Prescient Merger which was offset by the release of restricted cash that occurred in 2009 that did not reoccur in 2010.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $148,203 for the nine months ended March 31, 2010 when compared with net cash provided by financing activities of $831,139 during the same period 2009. The change in net cash (used in) provided by financing activities is attributable to the completion of the Prescient merger that closed on January 13, 2009.  This resulted in fewer uses of lines of credit, and proceeds raised through the placement of certain notes payable to the Company’s officers and directors in connection with financing the Merger.

Cash and Cash Equivalents

Cash and cash equivalents were $694,792 at March 31, 2010, an increase of $38,513 over the $656,279 of cash and cash equivalents at June 30, 2009.  This increase from June 30, 2009 when compared with March 31, 2010 was the result of collections from existing customers and new subscription contracts.

Current Assets

Current assets at March 31, 2010 totaled $2,591,154, a 22% increase from current assets of $2,131,223 at June 30, 2009.  The $459,931 increase in current assets is due primarily to (i) increases in cash provided by operations, (ii) an increase in accounts receivable (iii) increases in unbilled receivables and (iv) an increase in prepaid expenses.

Current Liabilities

Current liabilities as of March 31, 2010 and June 30, 2009, were $7,556,847 and $6,647,837, respectively.  The increase in current liabilities for the period ended March 31, 2010 when compared with June 30, 2009 is principally due to certain loans and lines of credit which mature within the next twelve months. This increase was offset by (i) a reduction of accounts payable, (ii) a decrease in accrued liabilities, (iii) a decrease in deferred revenue, and (iv) a decrease from the Company’s rate and term refinance of certain notes payable.

Working Capital and Debt Restructuring

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

At March 31, 2010, the Company had negative working capital of $4,965,693, when compared with negative working capital of $4,516,614 at June 30, 2009.  This $449,079 decrease in working capital is principally a result of short term maturity of certain lines of credit, which resulted in a corresponding increase in short-term liabilities.  While no assurances can be given, management intends to restructure certain note obligations maturing during the next twelve months to address its working capital deficit.  Together with existing cash resources and projected cash flow from operations, we believe that we will be able to address our debt service requirements during the next twelve months, as well as fund our currently anticipated operations and capital spending requirements.   The financial statements do not reflect any adjustments should the Company’s working capital operations and other financing be insufficient to meet spending and debt service requirements.

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

Professional services revenues are recognized in the period that the service is provided or in the period such services are accepted by the customer if acceptance is required by agreement. From time to time the Company enters into fixed fee professional service contracts. The revenue associated with such contracts is recognized using the percentage of completion method for revenue recognition.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business is currently conducted principally in the United States. As a result, our financial results are not affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. We do not engage in hedging transactions to reduce our exposure to changes in currency exchange rates, although if the geographical scope of our business broadens, we may do so in the future.

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

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2010.

Cash and Cash Equivalents:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$694,792	.06%
Money market funds	-
Certificates of deposit	-
Total cash and cash equivalents	$694,792

ITEM 4.                      CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.                      OTHER INFORMATION

None

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

Date: May 10, 2010	PARK CITY GROUP, INC

By: /s/ Randall K. Fields Randall K. Fields Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: May 10, 2010	By /s/ John R. Merrill John R. Merrill Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)