Form 10-K
period 2010-06-30
PARK CITY GROUP INC
filed 2010-09-15
CIK 50471

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010
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
☐ Yes    ☐ No

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
☐ Yes  ☒  No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as of June 30, 2010, which is the last business day of the registrant’s most recently completed fiscal year, was approximately $17,817,235 (at a closing price of $3.80 per share).

As of September 10, 2010, 10,975,090 shares of the Company’s $.01 par value common stock were outstanding.

TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-K
YEAR ENDED JUNE 30, 2010

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

Disclaimer

In this Annual Report on Form 10-K, unless otherwise stated, or the context otherwise requires, reference to the terms “we”, the “Company”, “Park City Group” or “Prescient” refer to the Park City Group, Inc., a Delaware corporation, as well as to Park City Group, Inc.,  a Nevada corporation.  The stock trades under the symbol PCYG.OB.

PART I

ITEM I.                                BUSINESS

Overview

Park City Group, Inc. (the “Company”) is a Software-as-a-Service (“SaaS”) provider that brings unique visibility to the consumer goods supply chain, delivering actionable information that ensures product is on the shelf when the consumer expects it.  Our service increases our customers’ sales and profitability while enabling lower inventory levels for both retailers and their suppliers.

The Company is incorporated in the state of Nevada.  The Company’s 98.76% and 100% owned subsidiaries, Park City Group, Inc. and Prescient Applied Intelligence, Inc. (“Prescient”), respectively, are incorporated in the state of Delaware.  All intercompany transactions and balances have been eliminated in consolidation.

The Company designs, develops, markets and supports proprietary software products. These products are designed to be used to facilitate improved business processes between all key constituents in the supply chain, starting with the retailer and moving back to suppliers and eventually raw material providers. In addition, the Company has built a consulting practice for business process improvement that centers around the Company’s proprietary software products and through establishment of a neutral and “trusted” third party relationship between retailers and suppliers. The principal markets for the Company's products are multi-store retail and convenience store chains, branded food manufacturers, suppliers and distributors, and manufacturing companies which have operations in North America, Europe, Asia and the Pacific Rim.

We market our services to businesses primarily on a subscription basis.  However, we do deliver our services on a license basis.  Our efforts are focused on a direct sales model and indirectly through qualified partners and service providers.

The principal executive offices of the Company are located at 3160 Pinebrook Road, Park City, Utah 84098.  The telephone number is (435) 645-2000.  The website address is http://www.parkcitygroup.com.

Company History

The technology has its genesis in the operations of Mrs. Fields Cookies co-founded by Randall K. Fields, the Company’s Chief Executive Officer.  The Company began operations utilizing patented computer software and profit optimization consulting services that help its retail clients reduce their inventory and labor cost - the two largest controllable expenses in the retail industry.  Because the product concepts originated in the environment of actual multi-unit retail chain ownership, the products are strongly oriented to an operation’s bottom line results.

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

Acquisition of Prescient Applied Intelligence, Inc.

On January 13, 2009, the Company merged PAII Transitory Sub, Inc., a wholly-owned subsidiary of the Company, with and into Prescient (the “Prescient Merger”). Prescient is a leading provider of on-demand solutions for the retail marketplace, including both retailers and suppliers.  Its solutions capture information at the point of sale, provide greater visibility into real-time demand and turn data into actionable information across the entire supply chain.   As a result of the Prescient Merger, revenue has increased substantially, to $10,874,560 for the year ended June 30, 2010, and the Company has increased considerably the number of active software implementations.

As a result of the Prescient Merger, the Company owns 100% of Prescient.   The Company’s consolidated financial statements contain the results of operations of Prescient, as well as the impact on the Company’s financial position resulting from the Prescient Merger subsequent to the date of acquisition.

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

Software-as-a-Service Delivery Model

Historically, the Company offered applications and related maintenance contracts to new customers for a one-time, non-recurring up front license fee and provided an option for annually renewing their maintenance agreements.  As a result of the Prescient Merger, Prescient’s reliance on subscription based revenue, and the Company’s shift away from offering its solutions for a one-time licensing fee, the Company is now principally offering prospective customers monthly subscription based licensing of its products.  Although not completely abandoning the license fee and maintenance model, the Company continues to focus its strategic initiatives on increasing the number of retailers, suppliers and manufacturers that use its software on a subscription basis.

Our on-demand, software-as-a-service delivery model enables our proprietary software solutions to be implemented, accessed and used by our customers remotely.  Our solutions are hosted and maintained by us, thus significantly reducing costs by eliminating for our customers the time, risk and headcount associated with installing and maintaining applications within their own information technology infrastructures. As a result, we believe our solutions require significantly less capital to build and require less initial investment in third-party software, hardware and implementation services, and have lower ongoing support costs versus traditional enterprise software. The SaaS model also allows advanced information technology infrastructure management, security, disaster recovery and other best practices.  Since updates and upgrades to our solutions are managed by us on behalf of our customers, we are able to implement improvements to our solutions in a more rapid and uniform way effectively enabling us to take advantage of operational efficiencies.

Target Industries Overview

The Company develops and offers its software to supermarkets, convenience stores and other retailers. As a result of the acquisition of Prescient, we have expanded our offerings to include supply chain solutions focused on large manufacturers, distributors, and suppliers in the consumer products industry. The Company also provides professional consulting services targeting implementation, assessments, profit optimization and support functions for its application and related products.

Supermarkets

The supermarket industry is under increased competitive pressure from mass market retailers such as Wal-Mart, Costco, Target, and other channels including extreme value (dollar stores), limited assortment (ALDI/Save-a-lot), and convenience (Sheetz,7/11) stores.  One of the strategies that traditional supermarkets are implementing is to improve the demographic “mix” of products to match the unique needs of those consumers who shop individual stores. Mix is most difficult to manage for those products that are delivered by Direct Store Delivery (DSD) suppliers such as carbonated beverages, bread, dairy, greeting cards, magazines and salty snacks. The Company’s software provides newfound visibility to the retailer as to specific items deliveries, in-stock status with item and category productivity. In addition, supermarkets are growing sales and consumer loyalty by developing and distributing their own brand or private label for all key categories within their stores. This proliferation of new items is creating a new set of challenges for both retailers and suppliers as they battle to find space to accommodate the new private label items at the expense of the incumbent or national brand supplier.  The Company’s software and consulting services provide visibility tools to facilitate the decision making process by providing a shared and trusted view to information that helps the parties optimize item selection and shelf presence.  Furthermore, supermarkets are under pressure to increase the quantity and quality of their perishable offerings.  Perishable departments, such as bakery, meat and seafood, dairy, and deli have historically been loosely managed but now have been forced to become a focus for profitability improvement.  The Company’s software and consulting services and change management resources are designed to address this specific business problem, increasing the profitability of perishable products at the department and store level.

Convenience Stores

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

Suppliers

As stated above, supermarkets and convenience stores are increasingly focused around product and margin mix, improving sales thorough reduced out of stocks and increasing collaboration with their suppliers.  Suppliers are increasingly pressured by retailers to provide consumer insights, innovative products that differentiate both the supplier and retailer while providing economic incentives or assistance.  Park City Group has solutions enabling suppliers to work with their retail partners to get alignment between their objectives of increasing sales through expanded distribution of their product offering and the objectives of the retailer to increase sales, reduce inventory carrying risk and minimizing out of stocks. Additionally, the Company is able to share the retailer scan sales data to the supplier to assist them in improving forecasts and production planning by leveraging the most reliable demand signal in daily sales by store and item.

Specialty Retailers

Specialty retailers and their suppliers are faced with many of the same replenishment and forecasting challenges as other retailers with the added complexity of managing an ever increasing imported versus domestic manufacturing model.  The added manufacturing and transportation lead time puts an increased premium on both accurate and timely forecasting.  Park City Group has developed a suite of applications to facilitate collaborative analysis and forecasting. The specialty retailers are faced with strong competition for qualified managers and staff.  Managers are time-constrained due to increased labor and inventory demands, margins are increasingly tight due to higher labor and lease costs, and customer satisfaction demands are higher than ever before.  Park City Group has developed a range of applications that enable managers in specialty retail to improve their labor scheduling efficiency and reduce their total paperwork and administrative workload.

Benefits of our Solutions and Services

Our Supply Chain services bring unique visibility to the consumer goods supply chain, delivering actionable information that ensures product is on the shelf when the consumer expects it.  Our service increases our customers’ sales and profitability while enabling lower inventory levels for both retailers and their suppliers.

Key advantages of our solution include:

•	Synchronize retailers and suppliers so they can actually exchange information;
•	Align their financial interests with payment and invoicing protocols and systems;
•	Enlist brain power of suppliers to help retailers manage complex businesses;
•	Provide information to each side to identify and fix out of stocks and overstocks;
•	Provide forecasting technology to improve store orders;
•	Provide forecasting to help suppliers replenish retailer warehouses;
•	Provide systems for suppliers to actually manage inventory flow to retailers; and
•	Help suppliers with overall demand planning and line sequencing.

Ultimately, the Company’s products and services come together to create a true partnership between Retailers and Suppliers.

Solutions and Services

Solutions

The Company’s primary solutions are Scan Based Trading, Vendor Managed Inventory, Store Level Replenishment, Enterprise Supply Chain Planning Suite, Fresh Market Manager, ActionManager®, Supply Chain Profit Line and ScoreTracker, which are designed to aid the retailer and supplier with managing inventory, product mix and labor while improving sales through reduced out of stocks by improving visibility and forecasting.

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

Vendor-Managed Inventory (VMI). VMI programs are gaining in popularity because suppliers have come to realize that VMI offers the opportunity to better align themselves with their trading partners and add value to those relationships. Our VMI solution provides collaborative tools that increase supply chain efficiencies, lower inventory, and enhance trading partner relationships. The solution is pre-mapped to the specific requirements of each trading partner for the transfer of electronic data directly into our system. This enables suppliers to analyze retailer-supplied demand information, automatically generate orders for each customer, set inventory policy at the retailer’s distribution center and monitor on-going inventory levels, determine which items need to be replenished, and how to ship them most cost-effectively. Our VMI suite has the flexibility and functionality to scale to accommodate new trading partners. Our solution delivers real value for suppliers through fewer out-of-stocks, increased inventory turns, and increased customer satisfaction and loyalty.

Store Level Replenishment (SLR).  Many retailers are placing the responsibility of replenishing product at the store shelf onto the suppliers who bring that product into the store. Avoiding overstocks and understocks, particularly with highly promoted products such as ice cream or bread, has been a challenge for direct store delivery (DSD) suppliers. Our on-demand SLR solution provides these suppliers visibility into store level movement and activity, and generates replenishment orders based on point of sale data. Suppliers using this solution are able to optimize store-level demand forecasting and replenishment, resulting in fewer out of stocks and lost sales. Retailers benefit by having product on the shelf.

Enterprise Supply Chain Planning Suite (ESCP). Our ESCP suite includes a solution to help users analyze POS data and other demand signals to gain insight into customer demand. Suppliers have visibility into historical data – seasonal events, promotions, and buying trends – to facilitate accurate forecasting. Our software assesses how inventory will be impacted, then calculates recommended stocking levels, considers service level goals, and develops a time-phased replenishment plan.  The solution brings demand data into one place, and will determine whether orders should come from existing inventory or if new production or procurement is necessary.  ESCP is extremely flexible and can be configured to meet the needs of any company’s supply chain processes.

Our ESCP suite includes modules designed to help customers achieve balance between inventory investment and optimal customer service levels. In addition, it synchronizes all the elements affecting inventory to ensure product is available for timely distribution to customers.  Users can easily manage the complex sets of data and parameters that impact their businesses, including seasonal builds, desired service levels, and manufacturing constraints. The solution considers consumption rates and inventory levels and automatically calculates time-phase safety stocks and replenishment quantities for each item and each location.

Our ESCP suite also includes a module that facilitates new product introductions, conducts promotion analysis, and manages the product lifecycle. By providing a detailed analysis of past demand patterns and applying that data to similar products, these modules help customers understand what makes a product launch successful, how a promotion will impact demand forecasts and revenue streams, and how long a product is likely to be profitable. They also create seasonality profiles and help manage inventory pipeline fill requirements through increased visibility into consumer demand.

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

The Company also offers a variety of other solutions that address the unique needs of its customers.

Fresh Market Manager. Addressing the inventory issues that plague today’s retailers, Fresh Market Manager is a suite of software product applications designed to help manage perishable food departments including bakery, deli, seafood, produce, meat, home meal replacement, dairy, frozen food, and floral. Although the supermarket and convenience store industries have invested substantial sums on Point-of-Sale (POS) and scanning systems, those systems are, almost without exception, limited to providing price look-up functions rather than decision support functions.  These industries are a classic representation of “data rich” and “information poor”.  Park City Group is capitalizing on that environment to bring together information from disparate legacy applications and databases to provide an end-to-end integrated merchandising, production planning, demand forecasting and perpetual inventory system to address the industry’s perishable department needs.

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

ScoreTracker. Our ScoreTracker solution gives retailers a clear view into critical aspects of their supply chain operations so that they can better serve the consumer. Our solution provides analysis of scan sales data by store, by day, by category, and by supplier so that retailers understand what is selling, the velocity at which a product is moving, and how profitable it is. In addition, our solution helps retailers analyze shrink, which suppliers are better at managing, and how to use that information to prevent out of stocks.  This same solution is provided to the suppliers who provide additional data inputs valuable to operating their business such as routes, returns and credits.  The ScoreTracker solution enables a true collaborative view to the Key Performance Indicators (KPI’s) for both their business and the retailers.  Park City Group is a “neutral” third party between the trading partners and the retailer and ScoreTracker delivers a “trusted” view to performance and actionable insights with respect to improving sales and item performance and reducing operational and shrink costs.

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

Technology, Development and Operations

Product Development

The products sold by the Company are subject to rapid and continual technological change. Products available from the Company, as well as from its competitors, have increasingly offered a wider range of features and capabilities. The Company believes that in order to compete effectively in its selected markets, it must provide compatible systems incorporating new technologies at competitive prices. In order to achieve this, the Company has made a substantial commitment to on-going development.

Our product development strategy is focused on creating common technology elements that can be leveraged in applications across our core markets. Except for its supply chain application, which is based on a proprietary architecture, the Company’s software architecture is based on open platforms and is modular, thereby allowing it to be phased into a customer’s operations. In order to remain competitive, we are currently designing, coding and testing a number of new products and developing expanded functionality of our current products.

Operations

We currently serve our customers from a third-party data center hosting facility. The facility is a Statement on Auditing Standards (SAS) No. 70 certified location and is secured by around-the-clock guards, biometric access screening and escort-controlled access, and is supported by on-site backup generators in the event of a power failure. As part of our current disaster recovery arrangements, all of our customers’ data is currently backed-up in near real-time. This strategy is designed to both protect our customers’ data and ensure service continuity in the event of a major disaster. Even with the disaster recovery arrangements, our service could be interrupted.

Customers

Our customers include some of the most notable names in retailing, including: SUPERVALU, Tesco-Lotus, Circle K Midwest/Great Lakes, The Home Depot, Wawa, Williams-Sonoma, Ahold, CVS, Meijer, Rite-Aid, Schnuck Markets, Sunoco, WinCo Foods, Win-Dixie and others.

Our supplier customers include Allen’s Canning, Bimbo Bakeries, BIC Corporation, Boar’s Head, Bush Brothers, Churchill China, Cliffstar, Coors Brewing Company, Crayola, Dean Foods, Domino’s Pizza, Dreyer’s/ Edy’s Grand Ice Cream, Flowers Foods, General Nutrition Corporation, George Weston Bakeries, Hallmark, I & K Distributors, Interstate Brands, J.M. Smucker Co., NutriSystem, Pepperidge Farm, Perfection Bakeries, Ranir, Riviana Foods, Rhodes International, Russell Stover Candies, Sara Lee Bakery Group, Schwan’s Consumer Brands, Snyder’s of Berlin, Well’s Dairy, Wyeth, and Zondervan, and others.

None of our retailing or supplies customers accounted for more than ten percent of our revenues in fiscal 2010 or 2009.

Sales, Marketing and Customer Support

Sales and Marketing

Through a focused and dedicated sales effort designed to address the requirements of each of its software and service solutions, we believe our sales force is positioned to understand our customers’ businesses, trends in the marketplace, competitive products and opportunities for new product development. Our deep industry knowledge enables the Company to take a consultative approach in working with our prospects and customers.  Our sales personnel focus on selling our technology solutions to major customers, both domestically and internationally.

To date, our primary marketing objectives have been to increase awareness of our technology solutions, generate sales leads and develop new customer relationships.  In addition the sales effort has been directed toward developing existing customers by cross selling the new Prescient solutions to legacy Park City Group accounts as well as introducing Park City solutions to legacy Prescient customers. To this end, we attend industry trade shows, conduct direct marketing programs, publish industry trade articles and white papers, participate in interviews, and selectively advertise in industry publications.

Customer Support

Our global customer support group responds to both business and technical inquires from our customers relating to how to use our products and is available to customers by telephone and email. Basic customer support during business hours is available at no charge to customers who purchase certain Company solutions. Premier customer support includes extended availability and additional services, such as an assigned support representative and/or administrator. Premier customer support is available for an additional fee. Additional support services include developer support and partner support.

Competition

The market for the Company’s products and services is very competitive. We believe the principal competitive factors include product quality, reliability, performance, price, vendor and product reputation, financial stability, features and functions, ease of use, quality of support and degree of integration effort required with other systems.  While our competitors are often considerably larger companies in size with larger sales forces and marketing budgets, we believe that our deep industry knowledge and the breadth and depth of our offerings give us a competitive advantage.  Our ability to continually improve our products, processes and services, as well as our ability to develop new products, enables the Company to meet evolving customer requirements. We compete with large enterprise-wide software vendors, developers and integrators, such as Oracle, SAP and EDS; B2B exchanges such as 1SYNC and Agentrics; consulting firms such as Capgemini; focused solution providers such as Workbrain, Radient Systems, Kronos, Tomax; and business intelligence technology platforms such as Microsoft, MicroStrategy, SAS and Cognos; and others.  Our supply chain solution competitors include supply chain vendors such as Logility/Demand Solutions; major enterprise resource planning (ERP) software vendors such as SAP, Oracle, and JDA; mid-market ERP vendors such as Ross Systems and Infor; and niche players for VMI and SLR, such as IBM and Market6.

Patents and Proprietary Rights

The Company has been awarded nine U.S. patents, eight U.S. registered trademarks and has 37 U.S. copyrights relating to its software technology and solutions. In addition, the Company has two patents currently pending.  The Company has 14 international patents and patent applications pending.  The patents referred to above are continuously reviewed and renewed as their expiration dates come due. From time to time, the Company may review its portfolio of intellectual property including its patents and either lease or sell its intellectual property.

Company policy is to seek patent protection for all developments, inventions and improvements that are patentable and have potential value to the Company and to protect its trade secrets and other confidential and proprietary information.  The Company intends to vigorously defend its intellectual property rights to the extent its resources permit.

Future success may depend upon the strength of the Company’s intellectual property.  Although management believes that the scope of  patents/patent applications are sufficiently broad to prevent competitors from introducing products of similar novelty and design to compete with the Company’s current products and that such patents and patent applications are or will be valid and enforceable, there are no assurances that if such patents are challenged, this belief will prove correct.  The Company has, however, successfully defended one of these patents in three separate instances and as such, has some level of confidence in the Company’s ability to maintain its patents.  In addition, patent applications filed in foreign countries and patents granted in such countries are subject to laws, rules and procedures, which differ from those in the U.S.  Patent protection in such countries may be different from patent protection provided by U.S. laws and may not be as favorable.

The Company is not aware of any patent infringement claims against it; however, there are no assurances that litigation to enforce patents issued to the Company to protect proprietary information, or to defend against the Company’s alleged infringement of the rights of others will not occur.  Should any such litigation occur, the Company may incur significant litigation costs, Company resources may be diverted from other planned activities, and any litigation result may cause a materially adverse effect on the Company’s operations and financial condition.

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

Employees

As of September 15, 2010, the Company had 52 employees, including 13 software developers and programmers, 11 sales, marketing and account management employees, 19 software service and support employees and 9 accounting and administrative employees.  During 2010, the Company contracted with 7 programmers and 2 business analysts in India.  The Company is planning to continue to expand its Indian workforce to augment its analytics services offerings, expand its professional services, and to provide additional programming resources.  All of these employees and contractors work for the Company on a full time basis.  The employees are not represented by any labor union.

Reports to Security Holders

The Company is subject to the informational requirements of the Securities Exchange Act of 1934.  Accordingly, it files annual, quarterly and other reports and information with the Securities and Exchange Commission.  You may read and copy these reports and other information at the Securities and Exchange Commission's public reference rooms in Washington, D.C. and Chicago, Illinois.  The Company’s filings are also available to the public from commercial document retrieval services and the website maintained by the Securities and Exchange Commission at www.sec.gov.

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

Risks Related to the Company

The Company has incurred substantial indebtedness in connection with the Prescient Merger, and there can be no assurance that the Company will be able to pay such indebtedness when it comes due.

As a result of the Prescient Merger, the Company’s total liabilities increased to approximately $12.5 million at June 30, 2009. As of June 30, 2010, approximately $4.1 million was converted into a subscription payable for Series B Convertible Preferred Stock (“Series B Preferred”). The Series B Preferred Certificate of Designation was filed on July 21, 2010.  The Series B Preferred are entitled to receive cash dividends out of funds legally available therefore at a rate of 12%, which rate increases to 15% beginning three years after the date of issuance, and 18% beginning five years after the date of issuance.  No assurances can be given that the Company will be able to satisfy existing or additional liabilities when the same become due and payable.

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

For the fiscal year ended June 30, 2010, the Company had net income of $176,991 compared to a net loss of $4,041,377, for the fiscal year ended June 30, 2009. There can be no assurance that the Company will reliably or consistently operate profitably during future fiscal years. If the Company does not operate profitably in the future the Company’s current cash resources will be used to fund the Company’s operating losses.  If this were to continue, in order to continue the Company’s operations, the Company would need to raise additional capital.  Continued losses would have an adverse effect on the long term value of the Company’s common stock and any investment in the Company.  The Company cannot give any assurance that the Company will ever generate significant revenue or have sustainable profits.

The Company’s liquidity and capital requirements will be difficult to predict, which may adversely affect the Company’s cash position in the future.

Historically, the Company has been successful in raising capital when necessary which includes stock issuances, securing loans from its officers, directors, including its Chief Executive Officer and majority stockholder in order to fund its operations in addition to proceeds collected from sales; however, there can be no assurances that it will be able to do so in the future. The Company anticipates that it will have adequate cash resources to fund its operations for at least the next 12 months.  Thereafter, its liquidity and capital requirements will depend upon numerous other factors, including the following:

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

Management expects a portion of the Company’s revenue stream to come from the sale of subscriptions, license sales, maintenance and services charged to new customers that will fluctuate in amounts because predicting future sales is difficult and involve speculation.  In addition, the Company may potentially experience significant fluctuations in future operating results caused by a variety of factors, many of which are outside of its control, including:

•	Demand for and market acceptance of new products;

•	Introduction or enhancement of products and services by the Company or its competitors;

•	Capacity utilization;

•	Technical difficulties, system downtime;

•	Fluctuations in data communications and telecommunications costs;

•	Maintenance subscriber retention;

•	The timing and magnitude of capital expenditures and requirements;

•	Costs relating to the expansion or upgrading of operations, facilities, and infrastructure;

•	Changes in pricing policies and those of competitors;

•	Composition and duration of product mix including license sales, consulting fees, and the timing of software rollouts;

•	Changes in regulatory laws and policies; and

•	General economic conditions, particularly those related to the information technology industry.

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

To achieve continual and consistent profitable operations on a fiscal year on-going basis, the Company must have significant growth in its revenues from the sale of its products and services.  If the Company is able to achieve significant growth in future sales and expands the scope of its operations, the Company’s management, financial condition, and operational capabilities, procedures and controls could be strained.  The Company cannot be certain that its existing or any additional capabilities, procedures, systems, or controls will be adequate to support the Company’s operations.  The Company may not be able to design, implement, or improve its capabilities, procedures, systems, or controls in a timely and cost-effective manner.  Failure to implement, improve and expand the Company’s capabilities, procedures, systems, or controls in an efficient and timely manner could reduce the Company’s sales growth and result in a reduction of profitability or increase of net losses.

The Company’s officers and directors have significant control over it, which may lead to conflicts with other stockholders over corporate governance.

The Company’s officers and directors, including the Chief Executive Officer, control approximately 51.37% of the Company’s common stock.  The Company’s Chief Executive Officer, Randall K. Fields, individually, controls 46.66% of the Company’s common stock.

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

The Company’s certificate of incorporation currently authorizes the issuance of up to 30,000,000 shares of “blank check” preferred stock with designations, rights, and preferences as may be determined from time to time by the Company’s board of directors.  In June 2007, the Company completed the sale of 584,000 shares of its Series A Convertible Preferred Stock (“Series A Preferred”), of which 648,396 shares were issued and outstanding as of June 30, 2010. Effective June 30, 2010 the company authorized the issuance and right to sell Series B Convertible Preferred Stock.  As of June 30, 2010, the Company incurred a subscription payable for the issuance of 411,927 shares of its newly created Series B Preferred in exchange for and in satisfaction of indebtedness of the Company totaling approximately $4.1 million.  The Series B Preferred Certificate of Designation was filed on July 21, 2010.  The Company’s board of directors is empowered, without stockholder approval, to issue one or more additional series of preferred stock with dividend, liquidation, conversion, voting, or other rights that could dilute the interest of, or impair the voting power of, the Company’s common stockholders.  The issuance of an additional series of preferred stock could be used as a method of discouraging, delaying, or preventing a change in control.

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

The Company’s business is dependent upon the expertise of its founder and Chief Executive Officer, Randall K. Fields.  Mr. Fields is essential to the Company’s operations.  Accordingly, an investor must rely on Mr. Fields’ management decisions that will continue to control the Company’s business affairs.  The Company currently maintains key man insurance on Mr. Fields’ life in the amount of $10,000,000; however, that coverage would be inadequate to compensate for the loss of his services. The loss of the services of Mr. Fields would have a materially adverse effect upon the Company’s business.

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

The Company plans to concentrate its future sales efforts towards marketing the Company’s applications and services. These applications and services are designed to be highly flexible so that they can work in multiple retail and supplier environments such as grocery stores, convenience stores, specialty retail, and route-based delivery environments.  There is no assurance that the public will accept the Company’s applications and services in proportion to the Company’s increased marketing of this product line.  The Company may face significant competition that may negatively affect demand for its applications and services, including the public’s preference for the Company’s competitors’ new product releases or updates over the Company’s releases or updates.  If the Company’s applications and services marketing strategies fail, the Company will need to refocus its marketing strategy toward other product offerings, which could lead to increased development and marketing costs, delayed revenue streams, and otherwise negatively affect the Company’s operations.

Because the Company’s emphasis is on the sale of subscription based services rather than annual license fees, the Company’s revenues may be negatively affected.

Historically, the Company offered applications and related maintenance contracts to new customers for a one-time, non-recurring up front license fee and provided an option for annually renewing their maintenance agreements.  As a result of the Prescient Merger, and Prescient’s reliance on subscription based revenue, and the Company’s shift away from offering its solutions for a one-time licensing fee, the Company is now principally offering prospective customers monthly subscription based licensing of its products.  The Company’s customers may now choose to acquire a license to use the software on an Application Solution Provider basis (also referred to as ASP) resulting in monthly charges for use of the Company’s software products and maintenance fees.  The Company’s conversion from a strategy of one-time, non-recurring licensing based model to a monthly recurring fees based approach is subject to the following risks:

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

The Company faces threats from competing and emerging technologies that may affect its profitability.

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

If the Company is unable to adapt to constantly changing markets and to continue to develop new products and technologies to meet the customers’ needs, the Company’s revenues and profitability will be negatively affected.

The Company’s future revenues are dependent upon the successful and timely development and licensing of new and enhanced versions of its products and potential product offerings suitable to the customer’s needs.  If the Company fails to successfully upgrade existing products and develop new products, and those new products do not achieve market acceptance, the Company’s revenues will be negatively impacted.

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

The Company faces risks associated with new product introductions.

The Company commercialized its Supply Chain Profit Link product and is continuing to receive and analyze market and product data.  Additionally, the Company is scheduled to commercialize ScoreTracker during the second fiscal quarter of the 2011 fiscal year. The following risks apply to both Supply Chain Profit Link and ScoreTracker:

•
It may be difficult for the Company to predict the amount of service and technological resources that will be needed by new SCPL or ScoreTracker customers, and if the Company underestimates the necessary resources, the quality of its service will be negatively impacted thereby undermining the value of the product to the customer.

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

•	The customer’s experience with SCPL or ScoreTracker, if negative, may prevent the Company from having an opportunity to sell additional products and services to that customer.

•
If the customer does not use the product as the Company recommends and fails to implement any needed corrective action(s), it is unlikely that the customer will experience the business benefits from the software and may therefore be hesitant to continue the engagement as well as acquire any additional software products from the Company.

•	Delays in proceeding with the implementation of the SCPL or ScoreTracker product by a new customer will negatively affect the Company’s cash flow and its ability to predict cash flow.

The Company faces risks associated with proprietary protection of the Company’s software.

The Company’s success depends on the Company’s ability to develop and protect existing and new proprietary technology and intellectual property rights.  The Company seeks to protect its software, documentation and other written materials primarily through a combination of patents, trademarks, and copyright laws, trade secret laws, confidentiality procedures and contractual provisions.  While the Company has attempted to safeguard and maintain the Company’s proprietary rights, there are no assurances that the Company will be successful in doing so.  The Company’s competitors may independently develop or patent technologies that are substantially equivalent or superior to the Company’s.

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

The Company may discover software errors in its products that may result in a loss of revenues, injury to the Company’s reputation, or subject us to substantial liability.

Non-conformities or bugs (“errors”) may be found from time to time in the Company’s existing, new or enhanced products after commencement of commercial shipments, resulting in loss of revenues or injury to the Company’s reputation.  In the past, the Company has discovered errors in its products and as a result, has experienced delays in the shipment of products.  Errors in the Company’s products may be caused by defects in third-party software incorporated into the Company’s products.  If so, the Company may not be able to fix these defects without the cooperation of these software providers.  Since these defects may not be as significant to the software provider as they are to us, the Company may not receive the rapid cooperation that may be required.  The Company may not have the contractual right to access the source code of third-party software, and even if the Company does have access to the code, the Company may not be able to fix the defect. In addition, our customers may use our service in unanticipated ways that may cause a disruption in service for other customers attempting to access their data. Since the Company’s customers use the Company’s products for critical business applications, any errors, defects or other performance problems could hurt the Company’s reputation and may result in damage to the Company’s customers’ business.  If that occurs, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty or other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation. These potential scenarios, successful or otherwise, would likely be time consuming and costly.

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

The Securities and Exchange Commission (“Commission”) has adopted Rule 15g-9 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), which establishes the definition of a “penny stock,” for the purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

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

Stock issuances may result in reduction of the book value or market price of outstanding shares of common stock.  If the Company issues any additional shares of common or preferred stock, proportionate ownership of common stock and voting power will be reduced.  Further, any new issuance of common or preferred stock  may prevent a change in control or management.

Compliance with the rules established by the Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 will be complex. Failure to comply in a timely manner could adversely affect investor confidence and the Company’s stock price.

Rules adopted by the Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require the Company to perform an annual assessment of its internal controls over financial reporting, and certify the effectiveness of those controls. The standards that must be met for management to assess the internal controls over financial reporting as now in effect are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. The Company may encounter problems or delays in completing activities necessary to make an assessment of the Company’s internal controls over financial reporting. Due to the Company’s limited personnel resources and lack of experience, it may encounter problems or delays in completing the implementation of any requested improvements. If the Company cannot perform the assessment or certify that its internal controls over financial reporting are effective, investor confidence and share value may be negatively impacted.

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
	Quarterly Common Stock Price Ranges
	2010		2009
Fiscal Quarter	High	Low	High	Low
September 30	$2.75	$1.40	$3.20	$2.25
December 31	3.60	2.60	2.60	0.55
March 31	3.95	3.25	1.70	1.10
June 30	4.50	3.65	1.55	1.05

Dividend Policy

To date, the Company has not paid dividends on its common stock. The Series A Preferred issued in the June 2007 offering is entitled to receive, out of funds legally available therefore, dividends at a rate of 5%. Prior to June 1, 2010, preferred dividends can be paid in cash or shares of Series A Preferred at the option of the Company.  After June 1, 2010, the holders of the Series A Preferred may elect to have future dividends paid in cash in the event that during any sixty (60) trading day period commencing on or after June 1, 2010, the average closing price of the Company’s common stock shall be less than or equal to the Series A Preferred conversion price.  Our present policy is to retain future earnings (if any) for use in our operations and the expansion of our business.

On July 21, 2010, the Company filed a Certificate of Designation to designate 600,000 shares of our preferred stock, $0.01 par value per share, as Series B Preferred. The Series B Preferred is entitled to receive, out of funds legally available therefore, dividends at a rate of 12% per annum for the first three years following the date of issuance, 15% per annum for the period beginning three years following the date of issuance and continuing until five years from the date of issuance, and 18% per annum beginning five years from the date of issuance.  Dividends are payable quarterly in cash.

 Holders of Record

At September 15, 2010 there were 615 holders of record of our common stock, and 10,975,090 shares were issued and outstanding.  The number of holders of record and shares issued and outstanding was calculated by reference to the books and records of the Company’s transfer agent.

Issuance of Securities

We issued shares of our common and preferred stock in unregistered transactions during fiscal year 2010 and subsequently. All of the shares of common and preferred stock issued were issued in non-registered transactions in reliance on Section 3(a)(9) and/or Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and were reported in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K filed with the Commission during the fiscal year ended June 30, 2010.  No shares of common or preferred stock were issued subsequent to June 30, 2010, that have not been previously reported.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operation, which are included elsewhere in this Form 10-K. The selected consolidated statement of operations data for fiscal 2010 and 2009, and the selected consolidated balance sheet data as of June 30, 2010 and 2009 are derived from, and are qualified by reference to, the audited consolidated financial statements included in this Form 10-K.

	Fiscal Year Ended June 30,
Consolidated Statement of Operations Data	2010	2009
Revenue
Subscription	$6,048,318	$2,883,196
Maintenance	2,501,511	1,927,773
Professional services	1,196,961	899,800
License	1,127,770	253,998
Total revenues	$10,874,560	$5,964,767
Income (loss) from Operations	841,692	(3,372,915)
Net Income (loss)	176,991	(4,041,377)

	June 30
Consolidated Balance Sheet Data	2010	2009
Cash and cash equivalents	$1,157,431	$656,279
Working capital	(1,936,533)	(4,516,614)
Total Assets	12,050,576	12,046,958
Total Liabilities	7,793,695	12,549,030
Deferred Revenue	1,364,390	1,422,497
Total Debt (current and long-term)	4,287,307	8,678,712
Capital leases (current and long-term)	280,933	232,348
Stockholders' equity (deficit)	4,256,881	-502,072

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Park City Group, Inc. (the “Company”) is a Software-as-a-Service (“SaaS”) provider that brings unique visibility to the consumer goods supply chain, delivering actionable information that ensures product is on the shelf when the consumer expects it.  Our service increases our customers’ sales and profitability while enabling lower inventory levels for both retailers and their suppliers.

The Company designs, develops, markets and supports proprietary software products. These products are designed to be used to facilitate improved business processes between all key constituents in the supply chain, starting with the retailer and moving back to suppliers and eventually raw material providers. In addition, the Company has built a consulting practice for business process improvement that centers around the Company’s proprietary software products and through establishment of a neutral and “trusted” third party relationship between retailers and suppliers. The principal markets for the Company's products are multi-store retail and convenience store chains, branded food manufacturers, suppliers and distributors, and manufacturing companies

Fiscal Year

Our fiscal year ends on June 30.  References to fiscal 2010, for example, refer to the fiscal year ended June 30, 2010.

Sources of Revenue

The Company derives revenue from four sources: (1) subscription fees, (2) hosting, premium support and maintenance service fees beyond the standard services offered, (3) license fees, and (4) professional services consisting of development services, consulting, training and education.

Subscription revenues are driven primarily by the number of connections between suppliers and retailers, the number of stores and SKU’s.  Subscription revenue contains arrangements with customers accessing our applications, which includes the use of the application, application and data hosting, subscription-based maintenance of the application and standard support included with the subscription.

Our hosting services provide remote management and maintenance of our software and customers’ data which is physically located in third party facilities.  Customers access “hosted” software and data through a secure Internet connection.  Premium support services include technical assistance for our software products and unspecified product upgrades and enhancements on a when and if available basis beyond what is offered with our basic subscription package.

License arrangements are a perpetual license. Software license maintenance updates are typically annual contracts with customers that are paid in advance or specified as terms in the contract. This provides the customer access to new software releases, maintenance releases, patches and technical support personnel.

Professional services revenue is comprised of revenue from development, consulting, education and training.  Development services include customizations and integrations for a client’s specific business application.  Consulting, education and training include implementation and best practices consulting.  Our professional services fees are more frequently billed on a fixed price/fixed scope, but may also be billed on a time and materials basis. We have determined that the professional services element of our software and subscription arrangements is not essential to the functionality of the software.

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

Income Taxes

In determining the carrying value of the Company’s net deferred income tax assets, the Company must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. If these estimates and assumptions change in the future, the Company may record a reduction in the valuation allowance, resulting in an income tax benefit in the Company’s statements of operations. Management evaluates whether or not to realize the deferred income tax assets and assesses the valuation allowance quarterly.

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

Revenue Recognition

       We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of our fees is reasonably assured; and (4) the amount of fees to be paid by the customer is fixed or determinable.

We recognize subscription revenues ratably over the length of the agreement beginning on the commencement dates of each agreement or when revenue recognition conditions are satisfied. For a bundled fee, subscriptions provide the customer with access to the software and data over the Internet, or on demand, and provide technical support services and software upgrades when and if available. Under subscriptions, customers do not have the right to take possession of the software and such arrangements are considered service contracts. Accordingly, we recognize subscription revenue ratably over the length of the agreement and professional services are recognized as incurred based on their relative fair values.  In situations where we have contractually committed to an individual customer specific technology, we defer all of the revenue for that customer until the technology is delivered and accepted. Once delivery occurs, we then recognize the revenue ratably over the remaining contract term. When subscription service is paid in advance, deferred revenue is recognized and revenue is recording ratably over the term as services are consumed.

Set up fees paid by customers in connection with subscription services are deferred and recognized ratably over the life of the application agreement.

Hosting, premium support and maintenance service revenues are derived from services beyond the basic services provided in standard arrangements.  We recognize hosting, premium service and maintenance revenues ratably over the contact terms beginning on the commencement dates of each contact or when revenue recognition conditions are satisfied. Instances where hosting, premium support or maintenance service is paid in advance, deferred revenue is recognized and revenue is recording ratably over the term as services are consumed.

Professional services revenue consists primarily of fees associated with application and data integration, data cleansing, business process re-engineering, change management, and education and training services.  Fees charged for professional services are recognized when delivered. We believe the fees for professional services qualify for separate accounting because: a) the services have value to the customer on a stand-alone basis; b) objective and reliable evidence of fair value exists for these services; and c) performance of the services is considered probable and does not involve unique customer acceptance criteria.

We also sell software licenses. For software license sales, we recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of our fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable.  Licenses generally include multiple elements that are delivered up front or over time. Vendor specific objective evidence of fair value of the hosting and support elements is based on the price charged at renewal when sold separately, and the license element is recognized into revenue upon delivery.  The hosting and support elements are recognized ratably over the contractual term.

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

Results of Operations – Fiscal Years Ended June 30, 2010 and 2009

Revenues

	Fiscal Year Ended June 30,		Variance
	2010	2009	Dollars	Percent
Subscription	$6,048,318	$2,883,196	$3,165,122	110%
Maintenance	2,501,511	1,927,773	573,738	30%
Professional services	1,196,961	899,800	297,161	33%
License	1,127,770	253,998	873,772	344%
Total revenues	$10,874,560	$5,964,767	$4,909,793	82%

         During the fiscal year ended June 30, 2010, the Company had total revenues of $10,874,560 when compared to $5,964,767 for the year ended June 30, 2009, an 82% increase.  This $4,909,793 increase in total revenues is principally due to the Prescient Merger, which contributed approximately $4,785,000 during the year ended June 30, 2010.

In addition, significant changes occurred unrelated to the Prescient Merger during the year ended June 30, 2010.  The following changes in the Company’s revenues exclude the impact of the Prescient Merger:

•	an increase in license sales of approximately $562,000;

•	a decrease of $55,000 in subscription revenue;

•	a decrease of $104,000 in maintenance revenue;

•	a decrease of $278,000 in professional services revenue resulting from the completion of projects in 2009 that did not recur in the same period in 2010.

Management believes that the Company has benefitted from the product synergies resulting from the Prescient Merger, and the Company continues its focus on marketing the Company’s combined products and services on a subscription basis.  While no assurances can be given, management believes that total revenue will continue to be positively impacted as a result of the Prescient Merger.

Subscription Revenue

Subscription revenues were $6,048,318 and $2,883,196 in 2010 and 2009 respectively, an increase of 110%.  This $3,165,122 increase in the year ended June 30, 2010 when compared with the year ended June 30, 2009 was principally due to the Prescient Merger, which contributed $3,230,935 in subscription revenue during the year ended June 30, 2010.   The Company continues to focus its strategic initiatives on increasing the number of retailers, suppliers and manufacturers that use its software on a subscription basis. However, while management believes that marketing its suite of software solutions as a renewable and recurring subscription is an effective strategy, it cannot be assured that subscribers will renew the service at the same level in future years, propagate services to new categories, or recognize the need for expanding the service offering of the Company’s suite of actionable products and services.

Maintenance Revenue

Maintenance revenues were $2,501,511 and $1,927,773 in 2010 and 2009 respectively, an increase of 30%.  This $573,738 increase in the year ended June 30, 2010 when compared with the year ended June 30, 2009 was principally due to the Prescient Merger, which contributed $677,722 in maintenance revenue during the year ended June 30, 2010.   The increase in maintenance revenue associated with the Prescient Merger was partially offset by cancellations of existing customers or reduction in the scope of maintenance. While management believes maintenance and support services is essential to its customers, due to macroeconomic conditions and the historical reliability of the Company’s suite of products, from time to time, customers may not perceive the ongoing value of paying for maintenance when the frequency of maintenance activities needed by a customer becomes infrequent.

Professional Services Revenue

Professional services revenues were $1,196,961 and $899,800 in 2010 and 2009 respectively, an increase of 33%.  This $297,161 increase in the year ended June 30, 2010 when compared with the year ended June 30, 2009 was principally due to the Prescient Merger, which contributed $565,104 in professional services revenue during the year ended June 30, 2010.  This was offset by a $278,500 decrease in professional services that was the result of the completion of projects in the year ended June 30, 2009 which did not recur in the same period 2010.  Management believes that professional services may experience periodic fluctuations as a result of (i) timing of implementations, (ii) scope of services to be provided, (iii) size of the retailer or supplier, or (iv) the need for its analytics offerings and change-management services becomes a natural addition to its software-as-a-service product suite.

License Revenue

License fees were $1,127,770 and $253,998 for the fiscal years ended June 30, 2010 and 2009, respectively, a 344% increase.  This $873,772 increase in license revenue for the year ended June 30, 2010 when compared with the same period June 30, 2009 was principally the result of the sale of a new license of $490,000 during the most recently completed fiscal year, and an increase in additional license sales to existing customers during the year that did not occur during the year ended June 30, 2009.  Management believes it is difficult to predict and forecast future software license sales.  Therefore, the Company will continue to focus its resources on recurring subscription based revenues. The Company has not eliminated the sale of its suite of products on a license basis.

Cost of Services and Product Support
	Fiscal Year Ended June 30,		Variance
	2010	2009	Dollars	Percent
Cost of services and product support	$4,428,481	$3,580,567	$847,914	24%
Percent of total revenues	41%	60%

Cost of services and product support were $4,428,481 or 41% of total revenues, and $3,580,567 or 60% of total revenues for the years ended June 30, 2010 and 2009, respectively; a 24% increase. This increase of $847,914 for the year ended June 30, 2010 when compared with the same period ended June 30, 2009 is principally due to (i) a $638,886 increase in salary, commission and payroll related expense, principally attributable to the Prescient Merger, (ii) a $164,498 increase in contractor, outside consulting support and recruiting expenses, (iii) $54,014 in travel related expenses, and (iv) a $183,156 increase in non-employee commissions incurred as a result of a license sale that did not occur in the comparable period in 2009. These increases were partially offset by a decrease in overhead related expenses due to the consolidation of data centers related to the Prescient Merger.   The Company continues to focus on rationalizing expenses while completing the final stages of its integration of operations with Prescient.

Sales and Marketing Expense

	Fiscal Year Ended June 30,		Variance
	2010	2009	Dollars	Percent
Sales and marketing	$1,602,231	$1,347,705	$254,526	19%
Percent of total revenues	15%	23%

Sales and marketing expenses were $1,602,231, or 15% of total revenues, and $1,347,705 or 23% of total revenues, for the fiscal years ended June 30, 2010 and 2009, respectively, a 19% increase. This $254,526 increase over the previous year was primarily the result of (i) a $152,212 increase in salary, commission and payroll related expense, (ii) $115,203 increase in contractor, outside consulting support and recruiting expenses, (iii) $59,694 in travel related expenses.  These increases were partially offset by a decrease of $43,839 in tradeshow and conference related expenses.  The increases were further offset by a reduction in overhead expenses allocated to sales and marketing due to consolidation and integration with Prescient.

General and Administrative Expense

	Fiscal Year Ended June 30,		Variance
	2010	2009	Dollars	Percent
General and administrative	$3,190,255	$2,225,960	$964,295	43%
Percent of total revenues	29%	37%

General and administrative expenses were $3,190,255, or 29% of total revenues, and $2,225,960 or 37% of total revenues for the years ended June 30, 2010 and 2009, respectively, a 43% increase. This $964,295 increase when comparing expenditures for the year ended June 30, 2010 with the same period ended June 30, 2009 is principally due to (i) an increase of $452,803 in salary, bonuses, payroll and related expenses of which approximately $180,717 is attributable to  the Prescient Merger, (ii) a $143,986 increase in non-capitalized computer equipment, computer hardware leases, software maintenance and support, and training as a result of the acquisition of additional third party applications, (iii) a $229,602 increase in legal, accounting and professional fees, a (iv) $71,467 increase in board fees, (v) a $91,896 increase in bad debt expense, (vi) a $29,009 increase in taxes, bank charges, and other miscellaneous overhead related expenses, and (vii) a $16,643 increase in travel expenses. These increases were partially offset by a decrease in investor relations and shareholder costs of approximately $67,000.

Depreciation and Amortization Expense
	Fiscal Year Ended June 30,		Variance
	2010	2009	Dollars	Percent
Depreciation and amortization	$811,900	$726,067	$85,833	12%
Percent of total revenues	7%	12%

Depreciation and amortization expenses were $811,900 and $726,067 for the year ended June 30, 2010 and 2009, respectively, an increase of 12%.  This increase of $85,833 for the year ended June 30, 2010 when compared to the year ended June 30, 2009 is partially due to the Prescient Merger, which resulted in an additional $33,000 in depreciation and amortization expense compared to the comparable period in 2009.

Impairment of Capitalized Software Costs
	Fiscal Year Ended June 30,		Variance
	2010	2009	Dollars
Impairment of software	$-	$1,457,383	$(1,457,383)
Percent of total revenues	0%	24%

There was no impairment of capitalized software costs during the year ended June 30, 2010 compared to an impairment of capitalized software costs of $1,457,383 for the year ended June 30, 2009.  During the three months ended March 31, 2009, the Company evaluated its intangible assets including the software technology platform acquired in the acquisition of Prescient.  In conducting the assessment, Management determined that $310,517 of capitalized development costs were unlikely to be recovered, and such costs should be adjusted for impairment when evaluating its post-merger software offerings. In addition $1,146,866 of the acquired software technology through the Prescient Merger was determined by management to be impaired. Although the SmallTalk software platform it acquired from Prescient has high functionality, given the development limitations of the technology, it was determined that the software code base has a significantly lower value and reduced expected life.   Management determined that the software carrying value exceeded the fair value and was impaired by $1,457,383.  No further impairment was required at June 30, 2010 and 2009.

Other Income and Expense
	Fiscal Year Ended June 30,		Variance
	2010	2009	Dollars	Percent
Equity in subsidiary loss	$-	$(162,796)	$162,796	-100%
Gain on refinance	43,811	-	43,811	100%
Other gains	24,185	(520)	24,705	N/A
Interest income (expense)	(732,698)	(505,146)	(227,552)	45%
Total other income and expense	$(664,702)	$(668,462)	$3,760	-1%

Net interest expense was $732,698 when compared with net interest expense of $505,146 for the year ended June 30, 2010 and June 30, 2009, respectively. This $227,552 increase is principally due to the Prescient Merger.  In this regard, the Company incurred approximately (i) $78,784 of interest expense for a note payable acquired in the course of the Prescient Merger, (ii) $488,394 in interest expense on notes payable issued in connection with financing arrangements associated with the Prescient Merger. These increases were partially offset by substantially lower interest rates achieved as a result of the debt restructuring described below under Working Capital and Debt Restructuring.

Preferred Dividends
	Fiscal Year Ended June 30,		Variance
	2010	2009	Dollars	Percent
Preferred dividends	$326,385	$686,515	$(360,130)	-52%
Percent of total revenues	3%	12%

Dividends declared on preferred stock was $326,385 for the year ended June 30, 2010 when compared with $686,515 accrued in the same period in 2009.

The Series A Preferred issued in connection with the June 2007 offering is entitled to receive, out of funds legally available therefore, dividends at a rate of 5% per annum. Prior to June 1, 2010, preferred dividends can be paid in cash or shares or Series A Preferred at the option of the Company.  After June 1, 2010, the holders of the Series A Preferred may elect to have future dividends paid in cash in the event that during any sixty (60) trading day period commencing on or after June 1, 2010, the average closing price of the Company’s common stock shall be less than or equal to the Series A Preferred conversion price.  Our present policy is to retain future earnings (if any) for use in our operations and the expansion of our business.

On July 21, 2010, the Company filed a Certificate of Designation to designate 600,000 shares of our preferred stock, $0.01 par value per share, as Series B Preferred.  The Series B Preferred shall be entitled to receive, out of funds legally available therefore, dividends at a rate of 12% per annum for the first three years following the date of issuance, 15% per annum for the period beginning three years following the date of issuance and continuing until five years from the date of issuance, and 18% per annum beginning five years from the date of issuance.  Dividends are payable quarterly in cash.

Financial Position, Liquidity and Capital Resources

We believe our existing cash and short-term investments, together with funds generated from operations, should be sufficient to fund operating and investment requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth and expansion of our sales and marketing activities, the timing and extent of spending required for research and development efforts, and the continuing market acceptance of our products. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financings. Additional equity or debt financing may not be available on terms favorable to us, in a timely fashion or at all.

	Fiscal Year Ended June 30,		Variance
	2010	2009	Dollars	Percent
Cash and Cash Equivalents	$1,157,431	$656,279	$501,152	76%

We have historically funded our operations with cash from operations, equity financings and debt borrowings. Cash and cash equivalents was $1,157,431 and $656,279 at June 30, 2010, and June 30, 2009, respectively.   This increase from June 30, 2009 to June 30, 2010 was the result of increased collections from existing customers, expansion of customer base, a large license sale collected in Q4 2010, and borrowings from lines of credit.

Net Cash Flows from Operating Activities
	Fiscal Year Ended June 30,		Variance
	2010	2009	Dollars	Percent
Cash flows provided by (used in) operating activities	$947,306	$(821,395)	$1,768,701	215%

        Net cash provided by operating activities for the year ended June 30, 2010 was $947,306 compared to net cash used in operating activities of $821,395 for the year ended June 30, 2009. The $1,768,701 increase in net cash flows provided by operating activities for the year ended June 30, 2010 when compared to the year ended June 30, 2009 was primarily the result of an increase in net income. The increase was offset by changes in (i) trade receivables, (ii) unbilled receivables, (iii) accounts payable, (iv) accrued liabilities, and (v) deferred revenue.

Net Cash Flows from Investing Activities
	Fiscal Year Ended June 30,		Variance
	2010	2009	Dollars	Percent
Cash flows (used in) provided by investing activities	$(79,901)	$193,407	$(273,308)	-141%

Net cash flows used in investing activities for the year ended June 30, 2010 was $79,901 compared to net cash flows provided by investing activities of $193,407 for the year ended June 30, 2009.  This $273,308 decrease in cash flows from investing activities June 30, 2010 when compared to the same period in 2009 was the result of the release of restricted cash and net cash paid in the acquisition of Prescient that occurred in 2009 that did not reoccur in 2010.

Net Cash Flows from Financing Activities

	Fiscal Year Ended June 30,		Variance
	2010	2009	Dollars	Percent
Cash flows (used in) provided by financing activities	$(366,253)	$418,704	$(784,957)	-187%

Net cash used in financing activities totaled $366,253 for the year ended June 30, 2010 when compared to cash flows provided by financing activities of $418,704 for the year ended June 30, 2009. The change in net cash (used in) provided by financing activities is attributable to the completion of the Prescient Merger that closed on January 13, 2009.  This resulted in fewer increases in lines of credit.  There were also fewer payments on notes payable and capital leases.

Working Capital

At June 30, 2010, the Company had negative working capital of $1,936,533 when compared with negative working capital of $4,516,614 at June 30, 2009.  This $2,580,081 increase in working capital is principally a result of the subscription payable for Series B Preferred Stock.  The Series B Preferred Certificate of Designation was filed on July 21, 2010 and described in Note 15. Together with existing cash resources and projected cash flow from operations, we believe that we will be able to address our debt service requirements during the next twelve months, as well as fund our currently anticipated operations and capital spending requirements. The financial statements do not reflect any adjustments should the Company’s working capital operations and other financing be insufficient to meet spending and debt service requirements.

	Fiscal Year Ended June 30,		Variance
	2010	2009	Dollars	Percent
Current assets	$2,787,811	$2,131,223	$656,588	31%

Current assets at June 30, 2010 totaled $2,787,811, an increase of $656,588 when compared to $2,131,223 at June 30, 2009.  This increase in current assets is due primarily to increases in (i) cash and cash equivalents, (ii) unbilled receivables and (iii) prepaid expenses and other current assets.

	Fiscal Year Ended June 30,		Variance
	2010	2009	Dollars	Percent
Current liabilities	$4,724,344	$6,647,837	$(1,923,493)	-29%

Current liabilities totaled $4,724,344 and $6,647,837 as of June 30, 2010 and 2009, respectively.  The $1,923,493 comparative decrease in current liabilities is principally due to certain notes and lines of credit which were converted to equity and rate and term refinance of certain notes payable. See Working Capital and Debt Restructuring.

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

On September 30, 2009, the Company entered into certain loan modification agreements with its principal lender pursuant to which the maturity date of certain credit agreements (the “Notes”) providing for maximum borrowings of approximately $3.7 million, of which approximately $3.58 million was issued and outstanding at September 30, 2009, were extended from September 30, 2009 to September 30, 2010.  The new Notes accrued interest at an annual rate of between 3.25% and 4.25%.

Effective June 30, 2010, the Company entered into a Stock Purchase Agreement, with certain holders of promissory notes of the Company and the Notes, aggregating approximately $4.1 million, pursuant to which the Company incurred a subscription payable for the issuance of  411,927 shares of its newly created Series B Preferred, in consideration for the surrender and termination of such promissory notes and the Notes (the "Series B Exchange").  The Series B Preferred Certificate of Designation was filed on July 21, 2010. The purchase price for the Series B Preferred was $10.00 per share.  The Purchase Agreement contains various standard terms and conditions. The Series B Preferred shall be entitled to receive, out of funds legally available therefore, dividends at a rate of 12% per annum for the first three years following the date of issuance, 15% per annum for the period beginning three years following the date of issuance and continuing until five years from the date of issuance, and 18% per annum beginning five years from the date of issuance (see Note 15).

Inflation

The impact of inflation may cause retailers to slow spending in the technology area, which could have an impact on the company’s sales.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which amends FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and ASU 2009-14, Certain Arrangements That Include Software Elements, which amends FASB ASC Topic 985, Software. ASU 2009-13 (1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting and (2) requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is evaluating the effects of the adoption of ASU 2009-13 or ASU 2009-14 and its potential affect on the Company’s results of operations or financial condition.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

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

Interest Rate Sensitivity

Our exposure to interest rate changes related to borrowing has been limited by the use of fixed rate borrowings on the majority of our outstanding debt, and we believe the effect, if any, or reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. Interest rate risk is managed through the maintenance of a portfolio of variable and fixed-rate debt composed of short and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. At June 30, 2010, the debt portfolio was composed of approximately 14% percent variable-rate debt and 86% percent fixed-rate debt.

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of June 30, 2010.

Cash and Cash Equivalents	Aggregate Fair Value	Weighted Average Interest Rate
Cash and Cash Equivalents	$1,157,431	0.07%

The table that follows presents the principal amounts of our variable and fixed rate debt.

Debt Summary	Principal Amount	Weighted Average Interest Rate	% Mix
Variable rate debt	$600,000	4.25%	14.00%
Fixed rate debt	$3,687,307	8.02%	86.00%

ITEM 8.               FINANCIAL STATEMENTS

The information required hereunder in this Annual Report on Form 10-K is set forth in the financial statements and the notes thereto beginning on Page F-1.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our internal control over financial reporting was effective.

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

Name	Age	Position – Committee

Randall K. Fields	64	President, Chief Executive Officer Chairman of the Board and Director
David Colbert (1)	41	Vice President and Chief Financial Officer
Robert P. Hermanns (2)	66	Director
Robert W. Allen (3)	67	Director and Compensation Committee Chairman
Richard S. Krause (4)	49	Director and Audit Committee Chairman
James R. Gillis (5)	58	Director
Peter T. Brennan (6)	62	Director and Nominating and Corporate Governance Committee Chairman
C. Manly Molpus (7)	69	Director
(1) Appointed Vice President and Chief Financial Officer on 7/2/10
(2) Appointed Director on 3/15/07
(3) Appointed Director on 10/01/07
(4) Appointed Director on 1/04/08
(5) Appointed Director on 2/05/08
(6) Appointed Director on 1/21/09
(7) Appointed Director on 7/1/10

Randall K. Fields has been the Chief Executive Officer, and Chairman of the Board of Directors since June 2001.  Mr. Fields founded Park City Group, Inc., a software development company based in Park City, Utah, in 1990 and has been its President, Chief Executive Officer, and Chairman of the Board since its inception in 1990.  Mr. Fields has been responsible for the strategic direction of Park City Group, Inc. since its inception.  Mr. Fields co-founded Mrs.  Fields Cookies with his then wife, Debbi Fields.  He served as Chairman of the Board of Mrs. Fields Cookies from 1978 to 1990.  In the early 1970's Mr. Fields established a financial and economic consulting firm called Fields Investment Group.  Mr. Fields received a Bachelor of Arts degree in 1968 and a Masters of Arts degree in 1970 from Stanford University, where he was Phi Beta Kappa, Danforth Fellow and National Science Foundation Fellow.

David Colbert joined the Company in July 2010 as Vice President and Chief Financial Officer. Prior to joining the Company, he was co-founder, chief financial officer and vice president of operations for Sendside Networks, Inc., a privately held software-as-a-service company.  Earlier in his career, Mr. Colbert spent 14 years with Kimberly-Clark Corporation, a Standard & Poor’s 500 company, where he held various positions of increasing responsibility in finance, accounting and strategic planning.  In his final Kimberly-Clark role, Mr. Colbert was responsible for all accounting, reporting and strategic analysis for a wholly-owned subsidiary.  Mr. Colbert holds a Bachelors degree in Finance and Marketing from the University of Iowa and an MBA from Emory University.

Robert P. Hermanns joined the Company in March 2007 as Senior Vice President, and served in that capacity until November 2009. Mr. Hermanns is currently a member of the Park City Group Board of Directors. Mr. Hermanns has over 40 years experience in all phases of retail and wholesale grocery operations, and is currently Director of Food Industry Management Programs at the Marshall School of Business at the University of Southern California. Mr. Hermanns was President and Chief Executive Officer and Vice Chairman of the Board of Directors of Associated Grocers, Inc. from 2002 through 2005. He is also the former Chief Operating Officer of Weis Markets, a $2.0 billion NYSE company operating 163 retail food markets in the Mid-Atlantic States. Prior to joining AG and Weis Markets, Mr. Hermanns enjoyed a 30-year career with American Stores Company, an $18.0 billion food and drug retailer, where he held a number of executive management positions including Chief Operating Officer for Procurement and Logistics. A graduate of Western Michigan University with a BS degree in Food Marketing, Mr. Hermanns also holds an MBA from the University of Southern California.

Robert W. Allen joined the Board of Directors in October 2007. Mr. Allen is a seasoned executive with many years experience as Chairman, President and Chief Executive Officer of businesses ranging in size from $200 million to $2.5 billion.  Mr. Allen has over thirty years experience in the dairy industry, most notably as a catalyst for developing companies and a turn-around agent for troubled companies or divisions. Mr. Allen was most recently Chief Executive Officer of Southern Belle Dairy where he established a leadership team to reposition the company and developed a position in the market place for the branding of its products.  Prior to this, he was Executive Vice President of Borden, Inc. where he was recruited to turn around the largest and most trouble division of the Company.  He is also the immediate past Chair of Kid Peace International, a $160 million non-profit agency assisting children in crises.

Richard S. Krause joined the Board of Directors in January 2008. Mr. Krause is a seasoned executive with many years of experience in senior leadership roles with consumer packaged goods manufacturers and marketers such as Procter & Gamble, Newell Rubbermaid and ConAgra Foods.  Mr. Krause has over twenty years of experience in leading organizations through significant milestones and inflection points by creating motivated, highly competitive, and winning cultures. Mr. Krause is currently President and Chief Executive Officer of Élan Nutrition, Inc. (an affiliate of Sun Capital Partners, Inc.) a major manufacturer and formulator of sports-performance, weight management and healthy lifestyle nutrition bars.  Prior to this, he was President of Cannon Solutions, Inc., a global operating group with businesses in the merchandising systems, automated distribution and retail technologies sectors serving major brand marketers and retailers. Throughout his career, Mr. Krause has consistently developed and instituted share increasing, cost saving, and revenue building programs for several well-known consumer packaged goods brands.

James R. Gillis joined the Board of Directors in February 2008. Mr. Gillis is President, Chief Operating Officer and Co-CEO of Source Interlink Companies, Inc., a premier marketing, merchandising and fulfillment company of entertainment products where he has been instrumental in developing annual revenues in excess of $1.9 billion and over 95 business units in the US.   While at Source Interlink, Mr. Gillis has also developed and maintained relationships with public equity investors, hedge funds, stock analysts, investment banks and private equity firms, both domestically and internationally, while creating a marketing infrastructure to provide a portfolio of fully integrated products and services in 110,000 locations for more than 1,000 retail chains.  Prior to his tenure with Source, he was President, Chief Executive Officer, and owner of Brand Manufacturing Corporation, a leading designer and manufacturer of retail display systems. Previously, he was Managing Partner of Aders, Wilcox, Gillis Group, a global developer of trade relationships serving major brand marketers and retailers worldwide.

Peter T. Brennan joined the Board of Directors in January 2009.  Mr. Brennan is the former President and Vice Chairman of Daymon Worldwide, Inc.  Daymon Worldwide specializes in the sales and marketing of private label consumer products, working with some of the leading retail, wholesale and foodservice companies in the U.S. and in more than 20 other countries.  Mr. Brennan earned a Bachelor of Arts degree from Michigan State University, and is active in a number of professional organizations, including the Agribusiness program at Harvard Business School, and is a member of the Private and Public Scientific Academic and consumer Food Policy Group.

C. Manly Molpus joined the Board of Directors in July 2010.  Mr. Molpus is currently the president of The Molpus Advisory Group, where he provides strategic counsel on industry and public affairs to the consumer packaged goods industry.  From 1990 to 2006, Mr. Molpus served as president and chief executive officer of the Grocery Manufacturers Association (GMA), which represents the world’s leading branded food, beverage and consumer products companies.  Prior to joining GMA, Mr. Molpus was president and chief executive officer of the American Meat Institute.  He also served as vice president of corporate affairs for The Kroger Company, the nation’s largest supermarket chain, where he directed the company’s government and public affairs activities.

Our Executive Officers are elected by the Board on an annual basis and serve at the discretion of the Board.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the Securities and Exchange Commission on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities).  Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms that they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2010, each of our directors failed to report the issuance of shares to them in consideration for the payment of director fees owed to them during such fiscal year, and one of our directors, Peter Brennan, failed to file a Form 3 upon appointment to our Board of Directors.  In addition, we had one late filing for Mr. Fields relating to the acquisition of shares of Series A Preferred Stock.

Code of Ethics and Business Conduct

In August 2008, the Company and its Board of Directors unanimously adopted a new Code of Ethics and Business Conduct, which replaced the Code of Ethics adopted in 2005.  The Company’s Code of Ethics and Business Conduct is posted at the Company’s website located at www.parkcitygroup.com.

Committees of the Board of Directors

The Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, each of which has the composition and responsibilities described below.

Audit Committee.

The Audit Committee provides assistance to the Board of Directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy that the accountants are independent of management. The Audit Committee currently consists of Richard S. Krause (Chairman), Robert W. Allen, and Peter T. Brennan, each of whom is a non-management member of our Board of Directors. Richard S. Krause is also our Audit Committee financial expert as currently defined under Securities and Exchange Commission rules.  We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002 and the current rules of the Securities and Exchange Commission rules and regulations.

Compensation Committee.

The Compensation Committee determines our general compensation policies and the compensation provided to our directors and officers. The Compensation Committee also reviews and determines bonuses for our officers and other employees. In addition, the Compensation Committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers our stock option plans and employee stock purchase plan. The Compensation Committee currently consists of Robert W. Allen (Chairman), and James R. Gillis, each of whom is a non-management member of our Board of Directors. We believe that the composition of our Compensation Committee meets the criteria for independence under, and the functioning of our Compensation Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002 and the current rules of the Securities and Exchange Commission rules and regulations.

Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee is responsible for making recommendations to the Board of Directors regarding candidates for directorships and the size and composition of the board. In addition, the Nominating and Corporate Governance Committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the board concerning corporate governance matters. The current members of the nominating and governance committee are Peter T. Brennan (Chairman), James R. Gillis, Richard S. Krause and C. Manly Molpus. We believe that the composition of our nominating and governance committee meets the criteria for independence under, and the functioning of our Nominating and Corporate Governance Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002 and the current rules of the Securities and Exchange Commission rules and regulations.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid to the Company’s Chief Executive Officer, and the Company’s two most highly compensated executive officers other than its chief executive officer, who were serving as executive officers as of June 30, 2010 and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)		Stock Awards ($) (1)	All Other Compensation ($)		Total ($)
Randall K. Fields
Chief Executive Officer and	2010	300,000	(2)	-	68,482	(3)	368,482
Chairman of the Board	2009	356,250	(2)	-	54,790	(3)	411,040

David S. Colbert
Chief Financial Officer and	2010	5,682		-	-		5,682
Vice President	2009	-		-	-		-

John R. Merrill
Former Chief Financial Officer (4)	2010	156,750		86,250	-		243,000
	2009	162,938		25,000	-		187,938

Mark W. Deuschle
Senior Vice President of	2010	199,875		75,000	-		274,875
Sales	2009	184,500		-	-		184,500

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
(3)
These amounts include premiums paid on life insurance policies of $25,344 for 2010 and 2009;  computer related expenses of $6,000 for 2010 and 2009; personal accounting related expenses of $12,000; car related expenses of $16,897 and $16,810 for 2010 and 2009, respectively; and medical premiums of $8,242 and $6,636 for 2010 and 2009, respectively.

(4)	Mr. Merrill’s employment was terminated on June 30, 2010.

Employment Agreements

The Company has an Employment Agreement with its Chief Executive Officer, Randall K. Fields, dated April 1, 2009, pursuant to which Mr. Fields is to be employed by the Company in the position of Sales Department Manager through June 20, 2013 for annual compensation of $50,000.   In addition, on April 9, 2009, the Company entered into a Services Agreement with Fields Management, Inc. (“FMI”), to provide certain executive management services to the Company, including designating Mr. Fields to perform the functions of President and Chief Executive Officer for the Company (“Executive”).  The Services Agreement amends and replaces the Services Agreement between FMI and the Company, dated July 1, 2005.  FMI is controlled by Randall K. Fields, FMI’s designated Executive, who currently serves as the Company’s Chairman of the Board, President and Chief Executive Officer. Under the terms of the Services Agreement, which continues through June 30, 2013, FMI is paid an annual base fee of $325,000, payable in equal semi-monthly installments.  In addition, FMI is entitled to the following:

•	An incentive bonus based upon the Company’s achievement of performance goals determined each year by the Compensation Committee of the Company’s Board of Directors;

•	Up to $1,200 per month for reimbursement of a vehicle of Executive’s choice;

•	An annual allowance of up to $6,000 for computer equipment; and

•	600,000 shares of common stock of the Company, subject to a pro-rata (10) ten-year vesting schedule.

The Company is also obligated to maintain two term life insurance policies in the name of the Executive for $10.0 million each, with the beneficiary of one to be designated by the Executive, and the other to be designated by the Company.

The Company had an employment agreement with its former Chief Financial Officer and Treasurer, John Merrill, dated effective September 10, 2007. This agreement provided Mr. Merrill with the following compensation:

•	Annual base compensation of $165,000;

•	Employee benefits that are generally provided to Park City Group, Inc. employees; and

•	Stock grants equal to 2 for 1 for each share of stock purchased.

In connection with the termination of Mr. Merrill’s employment with the Company, the Company agreed to pay Mr. Merrill severance equal to five month’s salary, totaling $65,312, plus continue his benefits during such five month period.  In addition, the Company agreed to immediately vest all outstanding stock options issued to Mr. Merrill, totaling 26,778 shares of Common Stock, and to issue such shares within thirty days of his termination.

The following table sets forth information with respect to the value of all outstanding equity awards held by our named executive officers at the end of fiscal 2010:

	Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Units of Stock That Have Not Vested ($)
Randall K. Fields	—	—	—	600,000	$2,280,000

David S. Colbert	—	—	—	50,000	$190,000

Mark W. Deuschle	—	—	—	132,353	$502,941

Director Compensation

The outside directors of the Company, consisting of James R. Gillis, Richard S. Krause, Robert W. Allen, Peter Brennan, Robert P. Hermanns and C. Manly Molpus, receive the following compensation:

•
Annual cash compensation of $10,000 payable at the rate of $2,500 per quarter. The Company has the right to pay this amount in the form of shares of company stock, and did so for all compensation owed directors during fiscal 2010; and

•
Upon appointment, outside directors receive a grant of $75,000 payable in shares of the Company’s restricted common stock calculated based on the market value of the shares of common stock on the date of grant. The shares vest ratably over a five year period.

The following table sets forth information concerning the compensation earned during fiscal 2010 by our current directors:
Name	Stock Awards ($) (1)	Total ($)

James R. Gillis	25,000	25,000
Richard S. Krause	25,000	25,000
Robert W. Allen	25,000	25,000
Peter Brennan	25,000	25,000
Robert P. Hermanns	6,650	6,650
C. Manly Molpus	-	-

(1)
Stock awards consist solely of stock grants of fully vested common stock.  Amounts shown do not reflect compensation actually received by the director.  Instead, the amounts shown reflect the compensation costs recognized by the Company during the fiscal year for stock awards as determined pursuant to FAS 123R.

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

Stock Options and Warrants

The Company has stock option plans that enable it to issue to officers, directors, consultants and employees nonqualified and incentive options to purchase common stock.  At June 30, 2010, a total of 14,880 of such options were outstanding with exercise prices ranging from $1.50 to 2.50 per share.

At June 30, 2010 a total of 843,622 warrants to purchase shares of common stock were outstanding.  Of those warrants, 426,485 were issued as a commission for placement of equity securities; and 417,137 were issued in connection with an equity placement. These warrants have exercise prices ranging from $1.80 to $4.00 per share and expire between May 31, 2011 and January 12, 2014.

Compensation Committee Interlocks and Insider Participation

No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding shares of our Series A Preferred and Series B Preferred beneficially owned as of September 15, 2010 by:

(i)	Each of our officers and directors;

(ii)	All officers and directors as a group; and

(iii)
Each person known by us to beneficially own five percent or more of the outstanding shares of our preferred stock.  Percent ownership is calculated based on 656,397 shares of Series A Convertible Preferred Stock and 411,927 shares of Series B Convertible Stock outstanding at September 15, 2010.

Name	Series A Convertible Preferred Stock	% Ownership of Class	Series B Convertible Preferred Stock	% Ownership of Class
Hillson Partners LP	61,976	9.44%	-	N/A
Riverview Financial Corp. (1)	6,195	*	359,626	87.30%
Robert W. Allen (2)	30,983	4.72%	52,301	12.70%

(1)
Includes 6,195 shares of Series A Convertible Preferred Stock held in the name Randall K. Fields, Mr. Fields is the beneficial owner of Riverview Financial Corp. and 10,000 shares of Series B Convertible Preferred Stock held in the name Julie Fields, Mr. Fields spouse.

(2)	Includes 15,492 shares of Series A Convertible held by Susan M. Allen, Mr. Allen’s spouse.

The following table sets forth information regarding shares of our common stock beneficially owned as of September 15, 2010 by:  (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock.

 * Less than 1%

Name	Common Stock		Common Stock Options Exercisable Within 60 Days	Common Stock Warrants Exercisable Within 60 Days		Total Stock and Stock Based Holdings (1)	% Ownership of Class
Randall K. Fields (2)(5)	5,549,567	(3)	-	-		5,549,567	46.66%	46.66%
Riverview Financial, Corp(4)	5,549,567	(3)	-	-		5,549,567	46.66%	46.66%
Robert Hermanns (5)	59,524		-	-		59,524	*	0.54%
James R. Gillis(5)	46,578		-	-		46,578	*	0.42%
Robert W. Allen(5)	335,456	(6)	-	17,857	(7)	353,313	3.15%	3.15%
Richard S. Krause(5)	26,578		-	-		26,578	*	0.24%
Peter Brennan (5)	18,938		-	-		18,938	*	0.17%
C. Manly Molpus (5)	20,270		-	-		20,270	*	0.18%
Goldman Capital Management	1,309,469		-	-		1,309,469	11.93%	11.93%

Directors and Officers as a Group (7 persons)	6,056,911		-	17,857		6,074,768	51.43%

(1) For purposes of this table “beneficial ownership” is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares that such person or group has the right to acquire within 60 days after September 15, 2010. For purposes of computing the percentage of outstanding common shares held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days after September 15, 2010, are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group.  As of September 15, 2010, there were 10,975,090 shares of our common stock issued and outstanding.  There were also outstanding options, and warrants entitling the holders to purchase 17,857 shares of our common stock owned by officers and/or directors of the Company.
(2) Includes 4,109,292 shares of common stock held in the name of Riverview Financial Corp., 30,667 held in the name of Julie Fields and 2,688 shares of common stock held in the name of Fields Management, Inc. of which Randall K. Fields is the beneficial owner.
(3) Includes 20,650 shares issuable upon conversion of 6,195 shares of Series A Convertible Preferred held by Mr. Fields and 899,065 shares  issuable upon conversion of 349,626 and 10,000 shares of Series B Convertible Preferred held by Riverview Financial Corp and Julie Fields, respectively.
(4) Includes 487,205 shares of common stock held in the name of Randall K. Fields, 30,667 held in the name of Julie Fields and 2,688 shares of common stock held in the name of Fields Management, Inc. which is beneficially controlled by Randall K. Fields.
(5) Officers and directors of the Company.
(6) Includes 37,314 shares of Common Stock held in trust, in which Mr. Allen is the trustee.  Includes 51,637 and 51,640 shares issuable upon conversion of 15,791 and 15,492 shares of Series A Convertible Preferred for Mr. and Mrs. Allen, respectively.  Includes 130,753 shares issuable upon conversion of 52,301 shares of Series B Convertible Preferred held by Mr. Allen.
(7) Includes 8,929 warrants held in the name of Susan M. Allen, Mr. Allen's spouse.

Change in Control

The Company is not currently engaged in any activities or arrangements that it anticipates will result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 2, 2008, the Company executed and delivered three promissory notes in an aggregate amount of $2,200,000.  Each of such notes was unsecured, was due on or before December 1, 2008 and accrued interest at the rate of 10% per annum.   The loan proceeds were used by the Company to fund a portion of the purchase price of shares of Series E Preferred Stock of Prescient purchased by the Company. The purchase transaction was the first step in a plan to acquire Prescient in a merger transaction.  The purchase transaction and the merger transaction are described in a Form 8-K filed by the Company on September 3, 2008 and a Schedule 13D filed by the Company with the Securities and Exchange Commission on September 15, 2008.  Effective June 30, 2010 the Company incurred a subscription payable for the issuance of shares of Series B Convertible Preferred Stock in consideration for the surrender and termination of the notes.  See financial statements Note 15 and Note 17.

Director Independence

The Board has determined that all of its members, other than Mr. Field, who serves as the Company’s Chief Executive Officer, and Mr. Hermanns, who previously served as the Company’s Senior Vice President – Sales, are “independent” within the meaning of the NASDAQ and Securities and Exchange Commission rules regarding independence.

We maintain separately designated audit, compensation and nominating committees. In applying the independence standards applicable to audit, compensation and nominating committee members, each of the members of such committees are considered independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred approximately $55,000 and $77,500 in audit fees during the years ended June 30, 2010 and 2009, respectively,  to HJ & Associates, LLC (“HJ”).

Audit Related Fees

There were no fees billed for audit-related services not disclosed in “Audit Fees” above.

All Other Fees

We incurred approximately $19,500 and $13,000 in tax preparation fees during the years ended June 30, 2010 and 2009. No other fees were billed for services rendered by our principal accountants for the years ended June 30, 2010 or 2009.

Compatibility of Certain Fees with Independent Accountants’ Independence

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by HJ & Associates, LLC in fiscal 2010 and 2009. Such procedures govern the ways in which the Audit Committee pre-approves audit and various categories of non-audit services that the auditor provides to the Company.  Services which have not received pre-approval must receive specific approval of the Audit Committee. The Audit Committee is to be informed of each such engagement in a timely manner, and such procedures do not include delegation of the Audit Committee’s responsibilities to management.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits, Financial Statements and Schedules

The Consolidated Financial Statements of the Company and its subsidiaries are filed as part of this Report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of June 30, 2010 and June 30, 2009
•	Consolidated Statements of Operations for the years ended June 30, 2010 and 2009
•	Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended June 30, 2010 and 2009
•	Consolidated Statements of Cash Flows for the years ended June 30, 2010 and 2009
•	Notes to Consolidated Financial Statements

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, Dated August 28, 2008 (1)
2.2	Form of Stock Purchase Agreement (1)
2.3	Form of Stock Voting Agreement (1)
2.4	Form of Promissory Note (2)
3.1	Article Of Incorporation (3)
3.2	Certificate Of Amendment (4)
3.3	Bylaws (3)
3.4	Certificate of Amendment (5)
4.1	Certificate of Designation of the Series A Convertible Preferred Stock (6)
4.2	Certificate of Designation of the Series B Convertible Preferred Stock (7)
10.1	Placement Agent Agreement (8)
10.2	Warrant to Purchase Common Stock, Dated June 14, 2006 (9)
10.3	Securities Purchase Agreement (9)
10.4	Employment Agreement with Randall K. Fields (10)
10.5	Services Agreement with Fields Management, Inc. (10)
10.6	Commercial Real Estate Lease – Pinebrook (5)
10.7	Warrant to Purchase Common Stock, Dated June 30, 2006 (5)
10.8	Stock Purchase Agreement (6)
10.9	Warrant to Purchase Common Stock, dated June 1-22, 2007 (6)
10.10	Warrant to Purchase Common Stock, dated June 22, 2007 (6)
10.11	Employment Agreement with John Merrill (11)
10.12	Warrant to Purchase Common Stock issued to Taglich Brothers, Inc. (10)
10.13	Form of Securities Purchase Agreement, dated January 12, 2009 (10)
10.14	Securities Purchase Agreement, dated January 12, 2009, by and between the Company and Robert W. Allen (10)
10.15	Securities Purchase Agreement, dated January 12, 2009, by and between the Company and Taglich Brothers, Inc. (10)
10.16	Subordinated Promissory Note, dated April 1, 2009, issued to Riverview Financial Corporation (10)
10.17	Amendment to Loan Agreement and Note, by and between U.S. Bank National Association and the Company, dated September 15, 2009 (12)
10.18	Term Note, dated September 30, 2010 (12)
10.19	Amendment to Loan Agreement and Note, by and between U.S. Bank National Association and the Company, dated September 30, 2009 (13)
10.20	Term Loan Agreement, by and between U.S. Bank National Association and the Company, dated May 5, 2010 (14)
10.21	Amendment to Loan Agreement and Note, by and between U.S. Bank National Association and the Company, dated May 5, 2010 (14)
10.22	Promissory Note, dated August 25, 2009, issued to Baylake Bank (15)
14.1	Code of Ethics and Business Conduct
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from our Form 8-K dated September 3, 2008.
(2)	Incorporated by reference from our Form 8-K dated September 15, 2008.
(3)	Incorporated by reference from our Form DEF 14C dated June 5, 2002.
(4)	Incorporated by reference from our Form 10-QSB for the year ended Sept 30, 2005.
(5)	Incorporated by reference from our Form 10-KSB dated September 29, 2006.
(6)	Incorporated by reference from our Form 8-K dated June 27, 2007.
(7)	Incorporated by reference from our Form 8-K dated July 21, 2010.
(8)	Incorporated by reference from our Form 8-K dated June 14, 2006.
(9)	Incorporated by reference from our Form SB-2/A dated October 20, 2006.
(10)	Incorporated by reference from our Form 8-K, dated June 5, 2009.
(11)	Incorporated by reference from our Form 8-K dated September 12, 2007.
(12)	Incorporated by reference from our Form 8-K dated September 30, 2009.
(13)	Incorporated by reference from our Form 8-K dated October 1, 2009.
(14)	Incorporated by reference from our Form 8-K dated June 6, 2010.
(15)	Incorporated by reference from our Form 8-K dated August 25, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK CITY GROUP, INC.
(Registrant)

Date: September 15, 2010	By /s/ Randall K. Fields Principal Executive Officer, Chairman of the Board and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall K. Fields Randall K. Fields	Chairman of the Board and Director, Chief Executive Officer, (Principal Executive Officer)	September 15, 2010
/s/ David Colbert David Colbert	Vice President and Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)	September 15, 2010

/s/ Robert W. Allen Robert W. Allen	Director, and Compensation Committee Chairman	September 15, 2010
/s/ James R. Gillis James R. Gillis	Director	September 15, 2010

/s/ Peter T. Brennan Peter Brennan	Director, and Nominating / Governance Committee Chairman	September 15, 2010

/s/ Richard S. Krause Richard S. Krause	Director, and Audit Committee Chairman	September 15, 2010
/s/ Robert P. Hermanns Robert P. Hermanns	Director	September 15, 2010

/s/ C. Manly Molpus C. Manly Molpus	Director	September 15, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Park City Group, Inc. and Subsidiaries
Park City, Utah

We have audited the accompanying consolidated balance sheets of Park City Group, Inc. and Subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park City Group, Inc. and Subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Park City Group. Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2010 included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
September 15, 2010

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

Assets	June 30, 2010	June 30, 2009

Current Assets:
Cash and cash equivalents	$1,157,431	$656,279
Receivables, net of allowance of $72,000 and $21,000 at June 30, 2010 and 2009, respectively	1,031,020	1,203,218
Unbilled receivables	417,926	120,953
Prepaid expenses and other current assets	181,434	150,773

Total current assets	2,787,811	2,131,223

Property and equipment, net	544,576	534,716

Other assets:
Deposits and other assets	23,287	129,187
Customer relationships	3,607,283	4,029,599
Goodwill	4,805,933	4,805,933
Capitalized software costs, net	281,686	416,300

Total other assets	8,718,189	9,381,019

Total assets	$12,050,576	$12,046,958

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$574,847	$759,630
Accrued liabilities	1,286,218	1,455,843
Deferred revenue	1,364,390	1,422,497
Capital lease obligations	132,184	109,842
Lines of credit	600,000	700,000
Note payable	766,705	2,200,025

Total current liabilities	4,724,344	6,647,837

Long-term liabilities:
Notes payable, less current portion	2,920,602	2,902,986
Line of credit	-	2,875,701
Capital lease obligations, less current portion	148,749	122,506

Total liabilities	7,793,695	12,549,030

Commitments and contingencies

Stockholders' equity (deficit):
Series A Convertible Preferred stock, $0.01 par value, 30,000,000 shares authorized; 648,396 and 631,849 shares issued and outstanding at June 30, 2010 and 2009, respectively	6,484	6,318
Common stock, $0.01 par value, 50,000,000 shares authorized; 10,884,364 and 10,569,848 issued and outstanding at June 30, 2010 and June 30, 2009, respectively	108,844	105,698
Additional paid-in capital	29,881,977	29,096,215
Subscription payable for Series B Convertible Preferred Stock	4,119,273	-
Accumulated deficit	(29,859,697)	(29,710,303)

Total stockholders' equity (deficit)	4,256,881	(502,072)

Total liabilities and stockholders' equity (deficit)	$12,050,576	$12,046,958

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended June 30,
	2010	2009
Revenues:
Subscriptions	$6,048,318	$2,883,196
Maintenance and support	2,501,511	1,927,773
Professional services	1,196,961	899,800
License fees	1,127,770	253,998

Total revenues	10,874,560	5,964,767

Operating expenses:
Cost of revenues and product support	4,428,481	3,580,567
Sales and marketing	1,602,231	1,347,705
General and administrative	3,190,255	2,225,960
Depreciation and amortization	811,900	726,067
Impairment of capitalized software costs	-	1,457,383

Total operating expenses	10,032,867	9,337,682

Income (loss) from operations	841,693	(3,372,915)

Other income (expense):
Gain on refinance	43,811	-
Equity in subsidiary loss	-	(162,796)
Other gains (losses)	24,185	(520)
Interest (expense) income, net	(732,698)	(505,146)

Total other (expense)	(664,702)	(668,462)

Income (loss) before income taxes	176,991	(4,041,377)

(Provision) benefit for income taxes	-	-

Net income (loss)	176,991	(4,041,377)

Dividends on preferred stock	(326,385)	(686,515)

Net loss applicable to common shareholders	$(149,394)	$(4,727,892)

Weighted average shares, basic and diluted	10,716,000	9,770,000
Basic and diluted loss per share	$(0.01)	$(0.48)

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Years Ended June 30, 2010 and 2009

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Subscription Payable Series B	Accumulated
	Shares	Amount	Shares	Amount	Capital	Preferred	Deficit	Total
Balance, July 1, 2008	605,036	$6,050	9,217,539	$92,176	$26,467,700	$-	$(24,982,411)	$1,583,515

Conversion of preferred stock	(33,414)	(334)	111,380	1,113	(779)	-	-	-
Stock issued for:								-
Compensation	-	-	44,651	446	126,388	-	-	126,834
Services	-	-	20,000	200	21,800	-	-	22,000
Cash	-	-	57,314	573	153,029	-	-	153,602
Acquisition	-	-	1,118,964	11,190	1,661,256	-	-	1,672,446
Dividends	60,227	602	-	-	601,667	-	-	602,269
Warrants issued for:
Acquisition	-	-	-	-	65,154	-	-	65,154
Preferred dividends - declared	-	-	-	-	-	-	(686,515)	(686,515)

Net loss	-	-	-	-	-	-	(4,041,377)	(4,041,377)

Balance, June 30, 2009	631,849	6,318	10,569,848	105,698	29,096,215	-	(29,710,303)	(502,072)

Conversion of Preferred stock	(25,443)	(254)	84,809	848	(594)	-	-	-
Stock issued for:
Compensation	-	-	209,707	2,098	354,675	-	-	356,773
Services	-	-	20,000	200	29,800	-		30,000
Conversion of Note Payable and Line of Credit	-	-	-	-	-	4,119,273	-	4,119,273
Dividends	41,990	420	-	-	401,881	-	-	402,301
Preferred Dividends - Declared	-	-	-	-	-	-	(326,385)	(326,385)

Net income	-	-	-	-	-	-	176,991	176,991

Balance, June 30, 2010	648,396	$6,484	10,884,364	$108,844	$29,881,977	$4,119,273	$(29,859,697)	$4,256,881

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$176,991	$(4,041,377)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	811,900	726,067
Bad debt expense	215,612	123,716
Stock issued for services and expenses	386,773	148,834
Loss on disposal of assets	-	520
Amortization of discount on debt	1,589	4,767
Other gains	(24,185)	-
Loss on equity method investment	-	162,796
Gain on refinance of note payable	(43,811)	-
Impairment of capitalized software	-	1,457,383
Decrease (increase) in:
Trade receivables	(43,414)	1,083,943
Unbilled receivables	(296,973)	68,509
Prepaid expenses and other assets	25,386	(94,881)
(Decrease) increase in:
Accounts payable	(184,783)	104,964
Accrued liabilities	(19,672)	(461,716)
Deferred revenue	(58,107)	(104,920)

Net cash provided by (used in) operating activities	947,306	(821,395)

Cash flows from investing activities:
Purchase of property and equipment	(79,901)	(59,484)
Net cash paid in acquisition	-	(1,687,109)
Release of restricted cash	-	1,940,000

Net cash (used in) provided by investing activities	(79,901)	193,407

Cash flows from financing activities:
Net increase in lines of credit	400,000	3,575,701
Proceeds from issuance of stock	-	153,602
Proceeds from issuance of notes payable	-	-
Payments on notes payable and capital leases	(766,253)	(3,310,599)

Net cash (used in) provided by financing activities	(366,253)	418,704

Net increase (decrease) in cash	501,152	(209,284)

Cash and cash equivalents at beginning of period	656,279	865,563

Cash and cash equivalents at end of period	$1,157,431	$656,279

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$823,861	$213,457

Supplemental disclosure of non-cash investing and financing activities:
Conversion of debt to subscription payable for Series B Preferred	$1,243,572	$-
Conversion of line of credit to subscription payable for Series B Preferred	$2,875,701	$-
Dividends accrued on preferred stock	$83,752	$159,668
Dividends paid with preferred stock	$402,301	$407,650
Property and equipment purchased by capital lease	$184,929	$40,807

    See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
For the Years Ended June 30, 2010 and 2009

Supplemental Disclosure of Non-Cash Investing and Financing Activities, continued

On January 13, 2009, the Company purchased 100% of the outstanding common stock of Prescient.  The fair values of Prescient’s assets and liabilities at the date of acquisition and the consideration paid, net of cash acquired, are as follows:

Receivables	$1,406,062
Unbilled receivables	73,100
Prepaid expenses and other current assets	34,139
Property and equipment	157,084
Deposits and other current assets	46,835
Customer relationships	4,223,161
Software/Developed technology	1,529,154
Goodwill	4,805,933
Accounts payable	(227,084)
Accrued liabilities	(481,514)
Note payable assumed	(2,214,420)
Deferred revenue	(1,047,148)

Net assets acquired	8,305,302

Note payable issued	(1,759,413)
Related party notes payable issued	(2,342,573)
Unclaimed tender offer (cash to be paid)	(941,404)
Common stock issued	(1,672,445)
Warrants issued	(65,154)
Equity investment prior to acquisition	162,796

Cash paid for acquisition	$1,687,109

PARK CITY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010 and June 30, 2009

NOTE 1.	DESCRIPTION OF BUSINESS AND MERGER OF PRESCIENT APPLIED INTELLIGENCE, INC.
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

Acquisition of Prescient Applied Intelligence, Inc.

On January 13, 2009, the Company merged PAII Transitory Sub, Inc., a wholly-owned subsidiary of the Company, with and into Prescient (the “Prescient Merger”). As a result of the Prescient Merger, the Company owns 100% of Prescient.   The Company’s consolidated financial statements contain the results of operations of Prescient, as well as the impact on the Company’s financial position resulting from consummation of the Prescient Merger subsequent to the date of acquisition.

The Prescient Merger was accounted for as a business combination.  The Company was the acquirer. The assets acquired and the liabilities assumed of Prescient have been recorded at their respective fair values.  The total consideration paid to acquire Prescient was $11,391,318, $1,170,089 of which was for direct transaction costs.  The acquisition cost includes $3,086,016 of cash acquired from Prescient.  The acquisition cost net of the $3,086,016 acquired cash was $8,305,302.  The net acquisition cost of $8,305,302 was allocated based on the fair value of the assets and liabilities acquired.  See Cash Flow Statement Supplemental Disclosure of Non-Cash Investing and Financing Activities.

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

During the years ended June 30, 2010 and 2009, the Company did not have sales to major customers that exceeded ten percent of revenues.

Allowance for Doubtful Accounts Receivable

The Company offers credit terms on the sale of the Company’s products to a significant majority of the Company’s customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience and a specific review of accounts receivable at the end of each period. As of June 30, 2010 and 2009, the allowance for doubtful accounts was $72,000 and $21,000, respectively.

Depreciation and Amortization

Depreciation and amortization of property and equipment is computed using the straight line method based on the following estimated useful lives:

Years
Furniture and fixtures	7
Computer Equipment	3
Equipment under capital leases	3
Leashold improvements	see below

Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful life of the improvements.

Amortization of intangible assets are computed using the straight line method based on the following estimated useful lives:
Years
Customer relationships	10
Acquired developed software	5
Developed software	3
Goodwill	see below

Goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Other intangible assets are amortized over their useful lives.

Warranties

The Company offers a limited warranty against software defects.  Customers who are not completely satisfied with their software purchase may attempt to be reimbursed for their purchases outside the warranty period.  For the years ending June 30, 2010 and 2009, the Company did not incur any expenses associated with warranty claims.

Revenue Recognition

       We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of our fees is reasonably assured; and (4) the amount of fees to be paid by the customer is fixed or determinable.

We recognize subscription revenues ratably over the length of the agreement beginning on the commencement dates of each agreement or when revenue recognition conditions are satisfied. For a bundled fee, subscriptions provide the customer with access to the software and data over the Internet, or on demand, and provide technical support services and software upgrades when and if available. Under subscriptions, customers do not have the right to take possession of the software and such arrangements are considered service contracts. Accordingly, we recognize subscription revenue ratably over the length of the agreement and professional services are recognized as incurred based on their relative fair values.  In situations where we have contractually committed to an individual customer specific technology, we defer all of the revenue for that customer until the technology is delivered and accepted. Once delivery occurs, we then recognize the revenue ratably over the remaining contract term. When subscription service is paid in advance, deferred revenue is recognized and revenue is recording ratably over the term as services are consumed.

Set up fees paid by customers in connection with subscription services are deferred and recognized ratably over the life of the application agreement.

Hosting, premium support and maintenance service revenues are derived from services beyond the basic services provided in standard arrangements.  We recognize hosting, premium service and maintenance revenues ratably over the contact terms beginning on the commencement dates of each contact or when revenue recognition conditions are satisfied. Instances where hosting, premium support or maintenance service is paid in advance, deferred revenue is recognized and revenue is recording ratably over the term as services are consumed.

Professional services revenue consists primarily of fees associated with application and data integration, data cleansing, business process re-engineering, change management, and education and training services.  Fees charged for professional services are recognized when delivered. We believe the fees for professional services qualify for separate accounting because: a) the services have value to the customer on a stand-alone basis; b) objective and reliable evidence of fair value exists for these services; and c) performance of the services is considered probable and does not involve unique customer acceptance criteria.

We also sell software licenses. For software license sales, we recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of our fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable.  Licenses generally include multiple elements that are delivered up front or over time. Vendor specific objective evidence of fair value of the hosting and support elements is based on the price charged at renewal when sold separately, and the license element is recognized into revenue upon delivery.  The hosting and support elements are recognized ratably over the contractual term.

Software Development Costs

The Company accounts for costs of computer software to be sold, leased, or otherwise marketed as expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers.

In July 2005 and December 2006, the Company reached technological feasibility on one new product and two major enhancements to existing product offerings.  The Company did not capitalize development costs in 2010.  The Company did not capitalize development costs in 2009, other than recording the value of the software acquired from Prescient.  During 2010 and 2009 capitalized development costs of $134,614 and $315,907, respectively, were amortized into expense.  The Company amortizes its developed and purchased software on a straight line basis over three and five years, respectively.

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

Earnings Per Share

The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each year. Options and warrants to purchase 858,502 and 1,062,233 shares of common stock at prices ranging from $1.50 to $4.00 per share were outstanding at June 30, 2010 and 2009, respectively. These options and warrants, were not included in the diluted (loss) earnings per share calculation because the effect would have been anti-dilutive.

	Year ended June 30, 2010	Year ended June 30, 2009
Dilutive effect of options and warrants	-	-
Weighted average shares outstanding assuming dilution	10,716,000	9,770,000

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.  The Company records compensation expense on a straight-line basis.

The following table summarizes information about fixed stock options and warrants outstanding at June 30, 2010:

	Options and Warrants Outstanding at June 30, 2010			Options and Warants Exercisable at June 30, 2010
Range of exercise prices	Number Outstanding	Weighted average remaining contratual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$1.50 - $2.50	64,880	3.43	$1.79	64,880	$1.79
$3.30 - $3.65	376,485	1.50	$3.47	376,485	$3.47
$4.00	417,137	0.92	$4.00	417,137	$4.00
$1.50 - $4.00	858,502	1.36	$3.60	858,502	$3.60

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, cash equivalents, receivables, payables, accruals and notes payable.  The carrying amount of cash, cash equivalents, receivables, payables and accruals approximates fair value due to the short-term nature of these items.  The notes payable also approximate fair value based on evaluations of market interest rates.

NOTE 3.	LIQUIDITY

Historically, the Company has financed its operations through operating revenues, loans from directors, officers, stockholders, loans from the Chief Executive Officer and majority shareholder, and private placements of equity securities.  The Company believes that anticipated revenue growth in combination with strict cost control will allow the Company to meet its minimum operating cash requirements for the next 12 months.

As shown in the consolidated financial statements, the Company had cash flow provided by operations in the amount $947,306 and cash flow used in operations of $821,395 for the years ended June 30, 2010 and 2009.

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

On September 30, 2009, the Company entered into certain loan modification agreements with its principal lender pursuant to which the maturity date of certain credit agreements providing for maximum borrowings of approximately $3.7 million, of which $600,000 was outstanding at June 30, 2010. The maturity dates have been extended from September 30, 2009 to September 30, 2010, November 24, 2010, and February 15, 2011.  The new notes accrue interest at an annual rate of between 3.25% and 4.25%.

On May 5, 2010, the Company entered into a Term Loan Agreement ("Loan Agreement") with U.S. Bank N.A. ("Bank"), and issued a Term Note to the Bank in the principal amount of $455,712.33, which Loan Agreement and Term Note replaces a Term Note in the principal amount of $500,000 originally issued on September 30, 2009 ("Original Note").  The Term Note bears interest at an annual rate of 4.9%.  Principal and accrued interest under the terms of the Term Note are payable in 52 installments of $9,359.15 each beginning May 15, 2010 and on the same date on each consecutive month thereafter until maturity, or September 15, 2014.  Under the terms of the Original Note, all unpaid principal and accrued interest remaining on the Original Note were required to be paid to the Bank on the maturity date, February 15, 2011.  Amounts due under the terms of the Term Note are secured by certain assets of the Company pursuant to a Security Agreement, dated February 15, 2006.

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

At June 30, 2010, the Company had negative working capital of $1,936,533 when compared with negative working capital of $4,516,614 at June 30, 2009.  This $2,580,081 increase in working capital is principally a result of the subscription payable for Series B Preferred Stock. The Series B Preferred Certificate of Designation was filed on July 21, 2010. Together with existing cash resources and projected cash flow from operations, we believe that we will be able to address our debt service requirements during the next twelve months, as well as fund our currently anticipated operations and capital spending requirements. The financial statements do not reflect any adjustments should the Company’s working capital operations and other financing be insufficient to meet spending and debt service requirements.

While no assurances can be given, the Company believes that anticipated revenue growth and realized cost reductions resulting from the Prescient Merger will allow the Company to meet its minimum operating cash requirements for the next twelve months.  The financial statements do not reflect any adjustments should the operational objectives of the Prescient Merger not be achieved. Although the Company anticipates that available cash resources will be sufficient to meet its working capital requirements, no assurances can be given.  Should the Company need to raise additional equity or debt financing, there are no assurances that the Company could do so on acceptable terms.

NOTE 4.	RECEIVABLES

Trade accounts receivable consist of the following at June 30:
	2010	2009
Trade accounts receivable	$1,103,020	$1,224,218
Allowance for doubtful accounts	(72,000)	(21,000)
	$1,031,020	$1,203,218

Unbilled receivables consist of amounts recognized as revenue during the year for which invoices were sent subsequent to year-end.

NOTE 5.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following at June 30:
	2010	2009
Computer equipment	$1,641,669	$1,387,090
Furniture and fixtures	313,803	363,762
Leasehold improvements	139,693	204,482
	2,095,165	1,955,334
Less accumulated depreciation and amortization	(1,550,589)	(1,420,618)
	$544,576	$534,716

Depreciation expense for the years ended June 30, 2010 and 2009 was $254,969 and $216,598, respectively.

NOTE 6.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following at June 30:

	2010	2009
Capitalized software costs	$2,246,077	$2,246,077
Less accumulated amortization	(1,964,391)	(1,829,777)
	$281,686	$416,300

Amortization expense for the years ended June 30, 2010 and 2009 was $134,614 and $315,907, respectively.

Estimated aggregate amortization expense is as follows:

Year ending June 30:
2011	$80,482
2012	80,482
2013	80,482
2014	40,240

During the three months ended, March 31, 2009, the Company evaluated its intangible assets including the software technology platform acquired in the acquisition of Prescient.  In conducting the assessment, Management determined that $310,517 of capitalized development costs were unlikely to be recovered, and such costs should be adjusted for impairment when evaluating its post-merger software offerings. In addition $1,146,866 of the acquired software technology through the Prescient Merger has been determined by management to be impaired. Although the SmallTalk software platform it acquired from Prescient has high functionality, given the development limitations of the technology, it was determined that the software code base has a significantly lower value and reduced expected life.  Therefore, management determined that the software carrying value exceeded the fair value and was impaired by $1,457,383.  No further impairment was required at June 30, 2010.

NOTE 7.	CUSTOMER RELATIONSHIPS

 Customer relationships were acquired from Prescient in the year ended June 30, 2009.  Customer relationships consist of the following at June 30:

	2010	2009
Customer relationships	$4,223,161	$4,223,161
Less accumulated amortization	(615,878)	(193,562)
	$3,607,283	$4,029,599

Amortization expense for the years ended June 30, 2010 and 2009 was $422,316 and $193,562, respectively.

Estimated aggregate amortization expense is as follows:

Year ending June 30:
2011	422,316
2012	422,316
2013	422,316
2014	422,316
2015	422,316
Thereafter	1,495,703

NOTE 8.	ACCRUED LIABILITIES

Accrued liabilities consist of the following at June 30, 2010 and 2009:
	2010	2009
Accrued compensation	$370,035	$470,038
Accrued stock grants	268,166	136,033
Unclaimed tender offer	263,714	338,133
Other accrued liabilities	211,071	108,141
Accrued dividends	83,752	159,668
Accrued interest	39,532	137,731
Accrued legal fees	34,948	86,099
Accrued board compensation	15,000	20,000
	$1,286,218	$1,455,843

NOTE 9.	NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

The Company had the following notes payable and capital lease obligations at June 30, 2010 and 2009:

Notes Payable:	2010	2009
Note payable to a group of investors, interest payable quarterly in installments of approximately $46,500, with an annual interest rate of 12%. This note is unsecured, and is due on July 12, 2011.	$1,538,244	$1,538,244
Note payable to an affiliate, interest payable quarterly in installments of approximately $18,600 with an annual interest rate of 12%. This note is unsecured and is due on September 30, 2011.(1)	-	620,559
Note payable to an affiliate, interest payable quarterly in installments of approximately $15,700 with an annual interest rate of 12%. This note is unsecured, and is due on July 12, 2011. (1)	-	523,014
Note payable to an affiliate, interest payable quarterly in installments of approximately $3,000. This note is unsecured, and is due on March 31, 2010.(1)	-	100,000
Note payable to the Company’s investment banker, interest payable quarterly in installments of approximately $6,600 with an annual interest rate of 12%. This note is unsecured, and is due on July 12, 2011.	221,172	221,172
Note payable to a bank, due in monthly installments of $60,614 with an annual interest rate of 4.25%. This note is unsecured and matures August 12, 2012. (2)	1,497,306	2,101,614
Note payable to a bank, due in monthly installments of $9,359 bearing interest at 4.9% due September 15, 2014	430,585	-

Capital Lease Obligations:	2010	2009

Capital lease on computer equipment, due in monthly installments of $9,609, imputed interest rates of 10.9%.	$-	$42,566
Capital lease on computer equipment, due in monthly installments of $2,125, imputed interest rate of 8.9%.	36,536	57,760
Capital lease on computer equipment, due in monthly installments of $5,228, imputed interest rates of 4.0%.	158,427	-
Capital lease on software, due in monthly installments of $1,349, imputed interest rate of 11.7%.	18,749	31,901
Capital lease on furniture and equipment, due in monthly installments of $3,539, imputed interest rate of 11.2%.	67,221	100,121
	3,968,240	5,336,951
Less current portion of capital lease obligations and notes payable	(898,889)	(2,309,867)
Less discount on note payable	-	(1,592)
	$3,069,351	$3,025,492

(1)     Converted  to Subscription Payable Series B Preferred Stock on June 30, 2010, see Notes 15 and 17
(2)    Refinanced effective August 1, 2010, with the maturity extended to 9/1/2013 and the monthly payment reduced to $40,104, see Note 19.

Maturities of notes payable and capital leases at June 30, 2010 are as follows:

Year ending June 30:
2011	$898,889
2012	2,667,921
2013	264,263
2014	107,926
2015	29,241
$3,968,240
Capital Leases

Amortization expense related to capitalized leases is included in depreciation expense and was $94,443 and $118,762 for the years ended June 30, 2010 and 2009, respectively.  Accumulated depreciation was $408,686 at June 30, 2010.  This accumulated amortization relates to $728,996 of equipment purchased under capital lease agreements of which $579,446 is still under capital lease at June 30, 2010.

NOTE 10.	LINES OF CREDIT

The Company’s lines of credit consisted of the following at June 30, 2010 and 2009:
	2010	2009
Secured line of credit with a bank, with an annual interest rate of 3.5% + LIBOR. The line of credit matures on May 31, 2011. (See Note 19) (2)	$600,000	$700,000
Line of credit with a Bank, interest payable monthly in installments of approximately $17,700 with a fixed annual interest rate of 3.25% for the term of the note. This line of credit was converted into the Company’s Series B Preferred Stock. (see Note 15) (1)	-	2,875,701
Subtotal	600,000	3,575,701
Less current portion of lines of credit	(600,000)	(700,000)
	$-	$2,875,701

(1)	Assumed by Riverview Financial and converted to Subscription Payable Series B Preferred Stock on June 30, 2010, see Notes 15 and 17.
(2)	Refinanced effective August 1, 2010, with the maturity extended to 9/1/2013 and the monthly payment reduced to $40,104, see Note 19.

Year ending June 30
2011	$600,000
2012	-
2013	-
2014	-
2015	-

NOTE 11.	DEFERRED REVENUE

Deferred revenue consisted of the following at June 30:
	2010	2009
Consulting and Other	$31,145	$78,167
Subscription	109,767	149,634
Maintenance and Support	1,223,478	1,194,696
	$1,364,390	$1,422,497

NOTE 12.	INCOME TAXES

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

Net deferred tax liabilities consist of the following components at June 30:

	2010	2009
Deferred tax assets:
NOL Carryover	$44,483,222	$44,614,215
Depreciation	30,359	15,353
Allowance for Bad Debts	28,080	8,190
Accrued Expenses	71,179	63,973
Deferred Revenue	532,112	420,357
Deferred tax liabilities
Depreciation	-	-
Amortization	(93,254)	(49,533)
Valuation allowance	(45,051,698)	(45,072,555)
Net deferred tax asset	$-	$-

The income tax provision differs from the amounts of income tax determined by applying the US federal income tax rate to pretax income from continuing operations for the years ended June 30, 2010 and 2009 due to the following:

	2010	2009
Book Income	$69,026	$(1,576,137)
Stock for Services	150,841	90,952
Life Insurance	13,232	12,576
Meals & Entertainment	9,460	6,103
Valuation allowance	(242,559)	1,466,506
	$-	$-

At June 30, 2010, the Company had net operating loss carryforwards of approximately $114,059,543 that may be offset against future taxable income from the year 2008 through 2029.  No tax benefit has been reported in the June 30, 2010 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  In January 2009 the Company acquired Prescient Applied Intelligence, Inc. which had significant net operating loss carryforwards. Due to change in ownership, Prescient’s net operating loss carryforwards may be limited as to use in future years. The limitation will be determined on a year to year basis.

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

The Company has concluded that there are no significant uncertain tax positions requiring disclosure, and there are not material amounts of unrecognized tax benefits.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of June 30, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before June 30, 2007.

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

Operating Leases.

In August 2006, the Company entered into an office lease at 3160 Pinebrook Drive, Park City, Utah, 84098.  The Company has leased approximately 10,000 square feet for a period of three years.  The original lease expired in November 2009.  In May 2009, the Company and its landlord extended the commercial lease for a period of 36 months commencing November 15, 2009.  The monthly rent is $12,134 per month plus pro-rated property taxes.

Minimum future rental payments under the noncancelable operating leases are as follows:

Year ending June 30:
2011	145,608
2012	145,608
2013	48,536

From time to time the Company may enter into or exit from diminutive operating lease agreements for equipment such as copiers, temporary back up servers, etc. These leases are not of a material amount and thus will not in the aggregate have a material adverse effect on our business, financial condition, results of operation or liquidity.

NOTE 14.	EMPLOYEEE BENEFIT PLAN

The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code.  In May of 2007, the Company changed its 401(k) provider and trustee from Fiserv/Alliance Benefit Group to Fidelity Investments. Employees who have attained the age of 18 are eligible to participate.  The Company, at its discretion, may match employee’s contributions at a percentage determined annually by the board of directors.  The Company does not currently match contributions.  There were no expenses for the years ended June 30, 2010 and 2009.

NOTE 15.	SERIES A CONVERTIBLE AND SERIES B CONVERTIBLE PREFERRED STOCK

On June 8 and 22, 2007, the Company completed the sale of 584,000 shares of its Series A Convertible Preferred Stock (“Series A Preferred”) to certain institutional and other accredited investors at $10.00 per share, or $5,840,000.  The Series A Preferred carried with them registration rights for the underlying shares of common stock upon conversion as well as the common shares underlying the associated warrants, and the registration statement was completed and became effective on August 13, 2007.  In connection with its sale of Series A Preferred, the Company entered into a Stock Purchase Agreement and Common Stock Purchase Warrant Agreement with each of the investors. Each of the investors was also issued common stock purchase warrants to purchase 1,000 shares of the Company’s common stock for every $14,000 in the original issue price of the preferred stock issued at the closing. The warrants have a four (4) year term and will be exercisable at $4.00. Holders of the preferred stock are entitled to 3.33 to 1 conversion rate into common stock, and a 5.00% annual dividend payable quarterly in either cash or Series A Preferred at the option of the Company.  Offering costs associated with the placement included a commission paid to Taglich Brothers, Inc. of $455,200 in cash and a warrant to purchase 194,667 shares of common stock and legal and other related fees of approximately $55,000.

Effective June 30, 2010 the Company authorized the issuance and right to sell Series B Convertible Preferred Stock. Effective June 30, 2010, the Company entered into a Stock Purchase Agreement with certain holders of promissory notes of the Company aggregating approximately $4.1 million (the “Notes”), pursuant to which incurred a subscription payable for the future issuance of 411,927 shares of its newly created Series B Convertible Preferred Stock, $0.01 per share ("Series B Preferred"), in consideration for the surrender and termination of such Notes.  The purchase price for the Series B Preferred was $10.00 per share.  The Stock Purchase Agreement contains various standard terms and conditions. The Series B Preferred Certificate of Designation was filed on July 21, 2010.

The Series B Preferred shall be entitled to receive, out of funds legally available therefore, dividends at a rate of 12% per annum for the first three years following the Effective Date, 15% per annum for the period beginning three years following the Effective Date and continuing until five years from the Effective Date, and 18% per annum beginning five years from the Effective Date.  Dividends are payable quarterly in cash.

Upon liquidation of the Company, holders of Series B Preferred are entitled to be paid, prior to any distribution to any holders of common stock, or any other class or series of stock ranking junior to the Series B Preferred, an amount equal to the greater of $10.00 per share plus the amount of unpaid dividends, or such amount as would have been payable had each share of Series B Preferred been converted into common stock immediately prior to such liquidation.

Each share of Series B Preferred may be convertible, at the option of the holder, at any time after July 1, 2011, into 2.5 shares of common stock, subject to adjustment, as set forth in the Certificate of Designations of Series B Convertible Preferred Stock.  The holders of Series B Preferred vote together with the holders of common stock as a single class.  Each holder of Series B Preferred are entitled to the number of votes equal to the number of whole shares of common stock into which the shares are then convertible.

The Company has the right, but not the obligation, to redeem the Series B Preferred at any time, for cash, by paying each holder thereof $10.70 per share, plus accrued and unpaid dividends.

NOTE 16.	STOCK COMPENSATION PLAN

Officers and Directors Stock Compensation. Effective November 2008, the Board of Directors approved the following compensation for directors who are not employed by the Company.

•	Annual cash compensation of $10,000 payable at the rate of $2,500 per quarter. The Company has the right to pay this amount in the form of shares of common stock of the Company.

•
Upon appointment, outside directors receive a grant of $75,000 payable in shares of the Company’s restricted common stock calculated based on the market value of the shares of common stock on the date of grant.  The shares vest ratably over a five year period.

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

A schedule of the options and warrants activity for the years ended June 30, 2010 and 2009 is as follows:

	Number of Options	Warrants	Price per share
Outstanding at June 30, 2008	95,250	922,193	$1.50-4.00
Granted	-	50,000	1.80
Exercised	-	-	-
Cancelled	(5,210)	-	1.50–2.50
Expired	-	-	-
Outstanding at June 30, 2009	90,040	972,193	1.50-4.00
Granted	-	-	-
Exercised	-	-	-
Cancelled	(75,160)	(128,571)	2.50-3.50
Expired	-	-	-
Outstanding at June 30, 2010	14,880	843,622	$1.50-4.00

NOTE 17.	RELATED PARTY TRANSACTIONS

On September 2, 2008, the Company executed and delivered three promissory notes in an aggregate amount of $2,200,000.  Each of such notes was unsecured, was due on or before December 1, 2008 and accrued interest at the rate of 10% per annum.  The loan proceeds were used by the Company to fund a portion of the purchase price of shares of Series E Preferred Stock of Prescient Applied Intelligence, Inc., a Delaware corporation (“Prescient”) purchased by the Company. The purchase transaction was the first step in a plan to acquire Prescient in a merger transaction.  The purchase transaction and the merger transaction are described in a Form 8-K filed by the Company on September 3, 2008 and a Schedule 13D filed by the Company with the Securities and Exchange Commission on September 15, 2008. Upon completion of the merger transactions these notes were refinanced into term notes as described below.

On January 12, 2009, the Company entered into a Purchase Agreement with Robert W. Allen, pursuant to which the Company issued a Subordinated Promissory Note to Mr. Allen in the principal amount of $523,013.70 (the “Allen Note”).  The Allen Note was issued by the Company to replace the promissory note issued to Mr. Allen on September 2, 2008 in the principal amount of $500,000.  The Company and Mr. Allen extended the maturity date of the original note to January 12, 2009, from its original maturity date, December 1, 2008. The principal amount of the Allen Note reflects the principal amount of the original note issued to Mr. Allen, plus accrued interest of $23,013.70.  The Allen Note bore interest computed at a rate of twelve percent (12%) per annum, and was due and payable on the earlier to occur of July 12, 2011 or upon an event of default.  In addition to the Allen Note, Mr. Allen was issued 116,667 shares of the Company’s Common Stock in consideration for the exchange of the original note. Effective June 30, 2010 the Company incurred a subscription payable for the issuance of 52,301 shares of Series B Convertible Preferred Stock in consideration for the surrender and termination of the note (see Note 15)

On April 1, 2009, the Company issued a Subordinated Promissory Note to Riverview in the principal amount of $620,558.53 (“New Note”).   The New Note was issued in consideration for the cancellation of the promissory note, dated September 2, 2008, issued by the Company to Riverview in the original principal amount of $1,500,000 (the “Old Note”), which principal amount was reduced by $1.0 million as a result of a payment made to Riverview by the Company on February 3, 2009.  The New Note includes accrued but unpaid interest under the Old Note of $80,171.84, certain fees owed to Riverview by the Company in the amount of $35,123.68 for guaranteeing amounts owed by the Company under a line of credit with a bank, and $5,263.01 representing certain late fees owed Riverview by the Company resulting from the failure by the Company to pay certain amounts to Riverview under the terms of a Services Agreement between the Company and Riverview, dated July 1, 2005, described above.  The New Note, which bore interest computed at a rate of twelve percent (12%) per annum, was due on the earlier of September 30, 2011 or upon an event of default.  On June 30, 2010 Riverview Financial assumed from the Company the $2,875,701 line of credit with a Bank guaranteed by Riverview Financial.  Effective June 30, 2010 the Company incurred a subscription payable for the issuance of 349,626 shares of Series B Preferred in consideration for the surrender and termination of the Note and consideration for the assumption of the line of credit (see Note 15).

On April 1, 2009, the Company issued a Subordinated Promissory Note to Julie Fields, spouse of CEO Randy Fields, in the principal amount of $100,000 (the “J. Fields Note”).  The New Note was issued in consideration for the cancellation of the promissory note, dated December 24, 2008, issued by the Company to Mrs. Fields in the original principal amount of $200,000 (Mrs. Fields purchased the note originally held by Robert Hermanns issued on September 2, 2008), which principal amount was reduced by $100,000 as a result of a payment made to Mrs. Fields by the Company on March 6, 2009.  The J. Fields Note bore interest computed at a rate of twelve percent (12%) per annum, and was due and payable on the earlier to occur of March 31, 2010 or upon an event of default.  In addition to the J. Fields Note, Mrs. Fields was issued 30,667 shares of the Company’s Common Stock in consideration for the exchange of the original note. Effective June 30, 2010 the Company incurred a subscription payable for the issuance of 10,000 shares of Series B Convertible Preferred Stock in consideration for the surrender and termination of the note (see Note 15).

NOTE 18.	RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which amends FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and ASU 2009-14, Certain Arrangements That Include Software Elements, which amends FASB ASC Topic 985, Software. ASU 2009-13 (1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting and (2) requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is evaluating the effects of the adoption of ASU 2009-13 or ASU 2009-14 and its potential affect on the Company’s results of operations or financial condition.

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

NOTE 19.	SUBSEQUENT EVENTS

On July 30, 2010, the Company issued Series B Convertible Preferred Stock to satisfy the June 30, 2010 subscription payable.  Effective June 30, 2010 the Company authorized the issuance and right to sell Series B Convertible Preferred Stock and entered into a Stock Purchase Agreement with certain holders of promissory notes of the Company aggregating approximately $4.1 million (the “Notes”), pursuant to which the Company incurred a subscription payable for the issuance of 411,927 shares of its newly created Series B Convertible Preferred Stock.

On August 1, 2010, the Company entered into a loan modification agreement with one of its principal lenders pursuant to which the lender has agreed to modify the maturity date as set forth in the loan modification agreement, dated August 1, 2010.  Under the terms of the amendment, the maturity date of the note has been extended from July 2012 to September 2013.  The amount due under the terms of the note at June 30, 2010, was $1,387,068.  As a result of the amendment, the monthly principal and interest payments have been reduced from $60,419 to $40,104, and the annual interest rate remained 4.25%.

On August 6, 2010, the Company entered into an Amendment to Loan Agreement and Note ("Amendment"), pursuant to which the Bank has agreed to modify the maturity date and maximum loan amount available to be advanced as set forth in that certain Loan Agreement and Note, dated August 6, 2010. The Agreement permits borrowings of up to $1.2 million, of which $600,000 was outstanding as of the date of the Amendment.  Under the terms of the Amendment, the maturity date of the Note has been extended from May 31, 2010 to September 30, 2011 and the interest rate remained unchanged at 3.5% + LIBOR.