Form 10-Q
period 2010-09-30
PARK CITY GROUP INC
filed 2010-11-09
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010.

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

(435) 645-2000
(Registrant's telephone number)

Indicate by check market whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large-accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by checkmark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Common Stock, $0.01 par value: 11,124,595 shares as of November 8, 2010.

PARK CITY GROUP, INC.

-i-

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets

	September 30,	June 30,
	2010	2010
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$771,112	$1,157,431
Receivables, net of allowance of $58,313 and $72,000 at September 30, 2010 and June 30, 2010, respectively	1,379,086	1,031,020
Unbilled receivables	130,071	417,926
Prepaid expenses and other current assets	218,924	181,434

Total current assets	2,499,193	2,787,811

Property and equipment, net	492,824	544,576

Other assets:
Deposits and other assets	23,287	23,287
Customer relationships	3,501,704	3,607,283
Goodwill	4,805,933	4,805,933
Capitalized software costs, net	350,994	281,686

Total other assets	8,681,918	8,718,189

Total assets	$11,673,935	$12,050,576

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$613,285	$574,847
Accrued liabilities	955,196	1,286,218
Deferred revenue	1,321,490	1,364,390
Capital lease obligations	134,756	132,184
Lines of credit	600,000	600,000
Note payable	2,285,065	766,705

Total current liabilities	5,909,792	4,724,344

Long-term liabilities:
Notes payable, less current portion	1,234,202	2,920,602
Capital lease obligations, less current portion	114,076	148,749

Total liabilities	7,258,070	7,793,695

Commitments and contingencies

Stockholders' equity
Series A Convertible Preferred Stock, $0.01 par value, 30,000,000 shares authorized; 656,426 and 648,396 shares issued and outstanding at September 30, 2010 and June 30, 2010, respectively	6,564	6,484
Series B Convertible Preferred Stock, $0.01 par value, 30,000,000 shares authorized; 411,927 shares issued and outstanding at September 30, 2010	4,119	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 11,072,626 and 10,884,364 shares issued and outstanding at September 30, 2010 and June 30, 2010, respectively	110,726	108,844
Additional paid-in capital	34,663,342	29,881,977
Subscription payable for Series B Convertible Preferred Stock	-	4,119,273
Accumulated deficit	(30,368,886)	(29,859,697)

Total stockholders' equity	4,415,865	4,256,881

Total liabilities and stockholders' equity	$11,673,935	$12,050,576

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (unaudited)
For the Three Months Ended September 30, 2010 and 2009

	2010	2009
Revenues:
Subscriptions	$1,549,547	$1,421,230
Maintenance	568,219	674,457
Professional services and other revenue	290,220	392,704
Software licenses	158,000	201,010

Total revenues	2,565,986	2,689,401

Operating expenses:
Cost of services and product support	891,555	904,250
Sales and marketing	619,598	616,373
General and administrative	1,064,322	651,108
Depreciation and amortization	194,113	206,525

Total operating expenses	2,769,588	2,378,256

Income (loss) from operations	(203,602)	311,145

Other income (expense):
Gain on refinance of note payable	-	43,811
Other gains	-	24,185
Interest expense	(98,491)	(210,747)

Total other income (expense)	(98,491)	(142,751)

Income (loss) before income taxes	(302,093)	168,394

(Provision) benefit for income taxes	-	-

Net income (loss)	(302,093)	168,394

Dividends on preferred stock	(207,096)	(81,491)

Net income (loss) applicable to common shareholders	$(509,189)	$86,903

Weighted average shares, basic	10,950,000	10,600,000
Weighted average shares, diluted	10,950,000	10,602,000
Basic and diluted income (loss) per share	$(0.05)	$0.01

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended September 30,

	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$(302,093)	$168,394
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	194,113	206,525
Bad debt expense	-	44,973
Stock issued for services and expenses	587,873	76,461
Amortization of discounts on debt	-	1,589
Gain on refinance of debt	-	(43,811)
Loss on disposal of assets	-	520
Decrease (increase) in:
Trade receivables	(348,066)	93,288
Unbilled receivables	287,855	(89,401)
Prepaids and other assets	(37,490)	(29,556)
(Decrease) increase in:
Accounts payable	38,438	(3,404)
Accrued liabilities	(334,240)	(313,757)
Deferred revenue	(42,900)	(102,850)

Net cash (used in) provided by operating activities	43,490	8,971

Cash Flows From Investing Activities:
Purchase of property and equipment	(16,662)	(10,797)
Capitalization of software costs	(89,428)	-

Net cash used in investing activities	(106,090)	(10,797)

Cash Flows From Financing Activities:
Dividends paid	(123,578)	-
Payments on notes payable and capital leases	(200,141)	(110,938)

Net cash used in financing activities	(323,719)	(110,938)

Net decrease in cash	(386,319)	(112,764)

Cash and cash equivalents at beginning of period	1,157,431	656,279

Cash and cash equivalents at end of period	$771,112	$543,515

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$112,948	$294,769

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends accrued on preferred stock	$83,518	$81,491
Dividends paid with preferred stock	$80,300	$157,710

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.                      ORGANIZATION AND DESCRIPTION OF BUSINESS

Park City Group, Inc. (the "Company") is incorporated in the state of Nevada.  The Company’s 98.76% and 100% owned subsidiaries, Park City Group, Inc. and Prescient Applied Intelligence, Inc. ("Prescient"), respectively, are incorporated in the state of Delaware.  All intercompany transactions and balances have been eliminated in consolidation.  The Company acquired Prescient in January 2009 when Prescient was merged with a wholly-owned subsidiary of the Company (the "Prescient Merger").

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

NOTE 2.                      SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10−K, are adequate to make the information presented not misleading. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2011.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, which amends FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and ASU 2009-14, Certain Arrangements That Include Software Elements, which amends FASB ASC Topic 985, Software. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The  adoption of ASU 2009-13 and ASU 2009-14 did not have a material impact on the Company’s results of operations or financial condition.

In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting Involved with Variable Interest Entities, which codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASU 2009-17 did not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force, which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The adoption of this standard did not have an impact on its consolidated financial statements.

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

For the three months ended September 30, 2010 and 2009 options and warrants to purchase 858,502 and 872,662 shares of common stock, respectively, were not included in the computation of diluted EPS due to the anti-dilutive effect.  For three months ended September 30, 2010 and 2009, 3,217,904 and 2,158,733 shares of common stock issuable upon conversion of the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, respectively, were not included in the diluted EPS calculation as the effect would have been anti-dilutive.

NOTE 3.                 LIQUIDITY

Historically, the Company has financed its operations through operating revenues, loans from directors, officers, stockholders, loans from the Chief Executive Officer and majority shareholder, bank financing, and private placements of equity securities. The Company believes that anticipated revenue growth in combination with strict cost control will allow the Company to meet its minimum operating cash requirements for the next 12 months.

As shown in the consolidated financial statements, the Company had cash flow provided by operations in the amount $43,490 and $8,971 for the three months ended September 30, 2010 and 2009, respectively.

On August 25, 2009, the Company issued a promissory note in favor of a lender in the principal amount of approximately $2.0 million. The note replaced a three year promissory note due August 25, 2009 originally issued by Prescient, and assumed by the Company in connection with the Prescient Merger. As a result of the restructuring, the new note maturity date is August 1, 2012. The note required monthly principal and interest payments in the amount of $60,419, with a final payment of unpaid principal and interest due August 1, 2012.  On August 1, 2010, the Company entered into a loan modification agreement.   Under the terms of the modification, the maturity date of the note has been extended from August 1, 2012 to September 1, 2013.  The amount due under the terms of the note at the time of modification was $1,387,068.  As a result of the amendment, the monthly principal and interest payments have been reduced from $60,419 to $40,104, and the annual interest rate remained 4.25%.

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

On August 6, 2010, the Company entered into a loan modification agreement with its principal lender pursuant to which the maturity date of the credit agreement provides for maximum borrowings of $1.2 million, of which $600,000 was outstanding at September 30, 2010. The maturity date has been extended to September 30, 2011. The modified credit facility accrues interest at an annual rate of 3.5% plus LIBOR or 4.25% as of September 30, 2010.

At September 30, 2010, the Company had negative working capital of $3,410,599 when compared with negative working capital of $1,936,533 at June 30, 2010. This $1,474,066 decrease in working capital is principally a result of the reclassification of certain notes payable becoming due and payable during the next twelve months.

On September 21, 2011, The Company entered into a Multiple Advance Promissory Note with the Bank in the total aggregate amount of $350,000.  The Company may take advances on the Note.  At the end of each annual period, for the next three periods, the advanced capital will be converted to a three year amortizing Term Note.  Interest on the advance prior to conversion is 4.5% plus the one month LIBOR rate.  Interest on the three year amortizing Term Note is fixed over the term at 3.5% plus the three year Money Market rate.

While no assurances can be given, the Company believes that anticipated revenue growth and management of operating expenses will allow the Company to meet its minimum operating cash requirements for the next twelve months. The financial statements do not reflect any adjustments should the operational objectives of the Prescient Merger not be achieved. Although the Company anticipates that available cash resources will be sufficient to meet its working capital requirements, no assurances can be given. Should the Company need to raise additional equity or debt financing, there are no assurances that the Company could do so on acceptable terms.

NOTE 4.                    STOCK-BASED COMPENSATION

The Company has agreements with a number of employees to issue stock grants vesting over 3-10 year terms. The vested portion of these grants are to be paid on each anniversary of the grant dates.  Total shares under these agreements vesting and payable annually to employees are 180,758.  The stock grant agreements were dated effective between November 2, 2007 and June 17, 2010.

NOTE 5.                      OUTSTANDING STOCK OPTIONS

The following tables summarize information about fixed stock options and warrants outstanding and exercisable at September 30, 2010:

	Options and Warrants Outstanding at September 30, 2010			Options and Warrants Exercisable at September 30, 2010

Range of exercise prices	Number Outstanding at September 30, 2010	Weighted average remaining contractual life (years)	Weighted average exercise price	Number Exercisable at September 30, 2010	Weighted average exercise price
$1.50 – 2.50	14,880	2.84	$1.76	14,880	$1.76
$1.80 – 4.00	843,622	1.07	$3.63	843,622	$3.63
	858,502	1.11	$3.60	858,502	$3.60

NOTE 6.                        RELATED PARTY TRANSACTIONS

Effective June 30, 2010 a number of related party promissory notes issued in connection with the Prescient Merger were converted to Series B Convertible Preferred Stock.  Due to the timing of the certificate of designation for the Series B shares, filed on July 21, 2010, this transaction was recorded as a subscription payable at June 30, 2010.  The table below summarizes the conversions and the subsequent stock issuance on July 30, 2010.

	Balance of 12% Notes Payable at conversion	Subscription Payable at 6/30/2010	Shares issued in satisfaction of Subscription Payable
Riverview Financial Corp*	$2,875,701	$2,875,701	287,570
Riverview Financial Corp	620,558	620,558	62,056
Robert Allen	523,014	523,014	52,301
Julie Fields	100,000	100,000	10,000
	$4,119,273	$4,119,273	411,927

*Line of Credit assumed from Bank at June 30, 2010

NOTE 7.                      PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following as of:

	September 30, 2010 (unaudited)	June 30, 2010
Computer equipment	$1,657,311	$1,641,669
Furniture and fixtures	314,823	313,803
Leasehold improvements	139,693	139,693
	2,111,827	2,095,165
Less accumulated depreciation and amortization	(1,619,003)	(1,550,589)
	$492,824	$544,576

NOTE 8.                      CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following as of:

	September 30, 2010 (unaudited)	June 30, 2010
Capitalized software costs	$471,717	$2,246,077
Less accumulated amortization	(120,723)	(1,964,391)
	$350,994	$281,686

        For current year presentation at September 30, 2010, costs capitalized and fully amortized have been removed.

NOTE 9.                      ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:

	September 30, 2010 (unaudited)	June 30, 2010
Accrued compensation	$268,778	$370,035
Unclaimed tender offer	263,714	263,714
Accrued stock grants	198,004	268,166
Other accrued liabilities	102,276	211,071
Accrued dividends	86,970	83,752
Accrued interest	22,954	39,532
Accrued board compensation	12,500	15,000
Accrued legal fees	-	34,948
	$955,196	$1,286,218

NOTE 10.                                INCOME TAXES

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2006.

Included in the balance at September 30, 2010 are nominal amounts of income tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred income tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective income tax rate but would accelerate the payment of cash to the income taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the three months ended September 30, 2010 and 2009, the Company did not recognize any interest or penalties.

NOTE 11.                                SUBSEQUENT EVENTS

         In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events through November 9, 2010, the date of issuance of the unaudited condensed consolidated financial statements, and have determined that there are no additional events that have or are reasonably likely to impact the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s Annual Report on Form 10-K for the year ended June 30, 2010 is incorporated herein by reference.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements.  The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements."  Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our June 30, 2010 Annual Report on Form 10-K, incorporated herein by reference.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

The Company designs, develops, markets and supports proprietary software products. These products are designed to be used to facilitate improved business processes between all key constituents in the supply chain, starting with the retailer and moving back to suppliers and eventually raw material providers. In addition, the Company has built a consulting practice for business process improvement that centers around the Company’s proprietary software products and through establishment of a neutral and “trusted” third party relationship between retailers and suppliers. The principal markets for the Company's products are multi-store retail and convenience store chains, branded food manufacturers, suppliers and distributors, and manufacturing companies.

Historically, the Company offered applications and related maintenance contracts to new customers for a one-time, non-recurring up front license fee.  Although not completely abandoning the license fee and maintenance model, the Company continues to focus its strategic initiatives and resources to marketing and selling prospective customers a subscription based product offering.  In order to support the strategic shift toward a subscription based model, the Company is examining its internal processes and investing in scalable solutions where necessary and feasible.  For example, the Company looks to scale its contracting process, streamline its customer onboarding and implement a financial package that integrates multiple systems in an automated fashion.

Results of Operations

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009.

Revenues
	Fiscal Quarter Ended September 30,		Variance
	2010	2009	Dollars	Percent
Subscription	$1,549,547	$1,421,230	$128,317	9.0%
Maintenance	568,219	674,457	(106,238)	-15.8%
Professional services	290,220	392,704	(102,484)	-26.1%
License	158,000	201,010	(43,010)	-21.4%
Total revenues	$2,565,986	$2,689,401	$(123,415)	-4.6%

Total revenues were $2,565,986 and $2,689,401 for the three months ended September 30, 2010 and 2009, respectively, a 4.6% decrease.  This $123,415 decrease in total revenues is due to (i) a $106,238 decrease in maintenance revenue, (ii) a $102,484 decrease in professional services revenue, and (iii) a decrease of $43,010 in license revenue, partially offset by a $128,317 increase in subscription revenue.

Subscription Revenue

Subscription revenues were $1,549,547 and $1,421,230, for the three months ended September 30, 2010 and 2009 respectively, an increase of 9% in the three months ended September 30, 2010 when compared with the three months ended September 30, 2009.  The increase is principally due to (i) the net increase of subscription customers added to the Company’s customer base which contributed approximately $122,000 of new subscription revenue, (ii) a $55,000 increase attributable to the growth of existing retailers, and (iii) an increase in supplier subscriptions of approximately $37,000.  The increase in subscription revenue was partially offset by a decrease of approximately $86,000 resulting from the non-renewal of existing customers.  The Company continues to focus its strategic initiatives on increasing the number of retailers, suppliers and manufacturers that use its software on a subscription basis. The retailer provided list of suppliers for the Company to contact and connect to the software, or supplier backlog, is approximately 300.  While management believes that marketing its suite of software solutions as a renewable and recurring subscription is an effective strategy, it cannot be assured that subscribers will renew the service at the same level in future years, propagate services to new categories, or recognize the need for expanding the service offering of the Company’s suite of actionable products and services.

Maintenance and Support Revenue

Maintenance and support revenues were $568,219 and $674,457 for the three months ended September 30, 2010 and 2009, respectively, an decrease of 15.8% in the three months ended September 30, 2010 compared with the three months ended September 30, 2009.  The net decrease of $106,238 is principally due to (i) the non renewal of maintenance contracts resulting in a reduction of maintenance revenue of $97,000 and (ii) the reduction in scope of maintenance.  Large one-time license sales and associated maintenance is expected to decline over time. The decrease in maintenace revenue is due to the Company's emphasis on subscription based sales. While management believes maintenance and support services are essential to its customers, due to macroeconomic conditions, business combinations, and the historical reliability of the Company’s suite of products, from time to time, customers may not perceive the ongoing value of paying for maintenance when the frequency of maintenance activities needed by a customer becomes infrequent.

Professional Services and Other Revenue

Professional Services and other revenue were $290,220 and $392,704 for the three months ended September 30, 2010 and 2009, respectively, an decrease of 26.1%.  The $102,484 decrease in professional services revenue for the three months ended September 30, 2010 when compared to the three months ended September 30, 2009 is due to several large customer implementations that occurred during the prior year period.  Management believes that professional services may experience periodic fluctuations as a result of (i) timing of implementations, (ii) scope of services to be provided, (iii), size of the retailer or supplier, or (iv) the Company’s analytics offerings and change-management services becoming a natural addition to its software as a service (SaaS) product suite.

License Revenue

Software license revenues were $158,000 and $201,010 for the three months ended September 30, 2010 and 2009, respectively, a decrease of 21.4%.  The Company continues its emphasis on the sale of subscription based services.  Management believes that it is difficult to predict and forecast future software license sales.  Large one-time license sales and associated maintenance is expected to decline over time. The decrease in license revenue is due to the Company's emphasis on subscription based sales.  The Company has not eliminated the sale of its suite of products on a license basis and from time to time it will sell additional licenses to new or existing customers; however, it is difficult to ascertain the timing or the amount of the license.

Cost of Services and Product Support
	Fiscal Quarter Ended September 30,		Variance
	2010	2009	Dollars	Percent
Cost of services and product support	$891,555	$904,250	$(12,695)	-1.4%
Percent of total revenues	35%	34%

Cost of services and product support was $891,555 and $904,250 for the three months ended September 30, 2010 and 2009, respectively, a 1.4% decrease in the three months ended September 30, 2010 compared with the three months ended September 30, 2009.  This decrease of $12,695 for the quarter ended September 30, 2010 when compared with the same period ended September 30, 2009 is principally due to (i) an $89,000 decrease related to software development costs capitalized in the first quarter of 2011, and (ii) a decrease of $38,000 from the reduced use of contractors and outside consulting support. These decreases were partially offset by (i) an $80,000 comparative increase resulting from prior year negotiated vendor credits upon closure of a data center  and (ii) approximately $29,000 increase in stock compensation

Sales and Marketing Expense
	Fiscal Quarter Ended September 30,		Variance
	2010	2009	Dollars	Percent
Sales and marketing	$619,598	$616,373	$3,225	0.5%
Percent of total revenues	24%	23%

Sales and marketing expenses were $619,598 and $616,373 for the three months ended September 30, 2010 and 2009, respectively, a 0.5% increase.  This $3,225 increase over the previous quarter was primarily the result of (i) an increase of approximately $47,000 in travel and related expenditures, (ii) a $11,000 increase in tradeshow and conference expenses, and (iii) a $34,000 increase in contractor expenses. These increases are offset by a decrease of approximately $38,000 in recruiting expenses and $62,000 in payroll and related expenses.

General and Administrative Expense
	Fiscal Quarter Ended September 30,		Variance
	2010	2009	Dollars	Percent
General and administrative	$1,064,322	$651,108	$413,214	63.5%
Percent of total revenues	41%	24%

           General and administrative expenses were $1,064,322 and $651,108 for the three months ended September 30, 2010 and 2009, respectively, a 63.5% increase in the three months ended September 30, 2010 compared with the three months ended September 30, 2009.  This $413,214 increase when comparing expenditures for the quarter ended September 30, 2010 with the same period ended September 30, 2009 is principally due to (i) the settlement of a lawsuit through a combination of cash and equity and (ii) a $44,000 increase in stock based compensation expense of certain employees and board members  that are based on multi-year vesting schedules, and (iii) a $20,000 increase in estimated tax payments.  These increases were partially offset by (i) a $77,000 decrease in general overhead expenses primarily the reduction of office leases rents stemming from  reduced office locations and (ii) a $45,000 decrease in bad debt expense.

Depreciation and Amortization Expense
	Fiscal Quater Ended September 30,		Variance
	2010	2009	Dollars	Percent
Depreciation and amortization	$194,113	$206,525	$(12,412)	-6.0%
Percent of total revenues	8%	8%

Depreciation and amortization expenses were $194,113 and $206,525 for the three months ended September 30, 2010 and 2009, respectively, a decrease of 6% in the three months ended September 30, 2010 compared with the three months ended September 30, 2009.  This decrease of $12,412 for the quarter ended September 30, 2010 when compared to the quarter ended September 30, 2009 is due to a decrease in amortization expense as a result of the full amortization of the Scoretracker platform, which is included in capitalized software costs, in FY 2010.

Other Income and Expense
	Fiscal Quater Ended September 30,		Variance
	2010	2009	Dollars	Percent
Gain on refinance of note payable	$-	$43,811	$(43,811)	100.0%
Other gains	-	24,185	(24,185)	100.0%
Interest expense	(98,491)	(210,747)	112,256	-53.3%
Total other income and expense	$(98,491)	$(142,751)	$44,260	-31.0%

Net interest expense was $98,491 and $210,747 for the three months ended September 30, 2010 and 2009, respectively.  This $112,256 decrease is principally due to a decrease in interest expense resulting from the conversion of certain notes payable to Series B Convertible Preferred Stock in FY 2010.

Preferred Dividends
	Fiscal Quarter Ended September 30,		Variance
	2010	2009	Dollars	Percent
Preferred dividends	$207,096	$81,491	$125,605	154.1%
Percent of total revenues	8%	3%

Dividends accrued on the Series A Convertible Preferred Stock was $83,518 and $81,491 for the three months ended September 30, 2010 and 2009, respectively.  Holders of the Preferred Stock are entitled to a 5.00% annual dividend payable quarterly in either cash or preferred stock at the option of the Company with fractional shares paid in cash.

Dividends accrued on the Series B Convertible Preferred Stock was $123,578 for the three months ended September 30, 2010.   Holders of the Preferred Stock are entitled to a 12.00% annual dividend payable quarterly in cash.

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

We have historically funded our operations with cash from operations, equity financings and debt borrowings. As set forth below, cash and cash equivalents was $771,112 and $543,515 at September 30, 2010, and September 30, 2009, respectively.   This increase from September 30, 2009 to September 30, 2010 was the result of increased collections from existing customers, expansion of customer base, a large license sale collected in Q4 2010, and borrowings from lines of credit.

	As Of September 30,		Variance	Percent
	2010	2009	($)	(%)
Cash and Cash Equivalents	$771,112	$543,515	$227,597	41.9%

Net Cash Flows from Operating Activities
	Fiscal Quarter Ended September 30,		Variance	Percent
	2010	2009	($)	(%)
Cash flows provided by operating activities	$43,490	$8,971	$34,519	384.8%

Net cash provided by operating activities for the three months ended September 30, 2010 was $43,490 compared to net cash provided by operating activities of $8,971 for the three months ended September 30, 2009. The $34,519 increase in net cash flows provided by operating activities for the three months ended September 30, 2010 when compared to the three months ended September 30, 2009 was primarily the result of an increase in stock issued for services and expenses. There were also changes in (i) trade receivables, (ii) unbilled receivables, (iii) accounts payable, (iv) accrued liabilities, and (v) deferred revenue.

Net Cash Flows from Investing Activities
	Fiscal Quarter Ended September 30,		Variance	Percent
	2010	2009	($)	(%)
Cash flows (used in) provided by investing activities	$(106,090)	$(10,797)	$(95,293)	882.6%

Net cash flows used in investing activities for the three months ended September 30, 2010 was $106,090 compared to net cash flows used in investing activities of $10,797 for the three months ended September 30, 2009.  This $95,293 decrease in cash flows from investing activities for September 30, 2010 when compared to the same period in 2009 was the result of the capitalization of software costs in the current period.

Net Cash Flows from Financing Activities
	Fiscal Quarter Ended September 30,		Variance	Percent
	2010	2009	($)	(%)
Cash flows (used in) financing activities	$(323,719)	$(110,938)	$(212,781)	191.8%

Net cash used in financing activities totaled $323,719 for the three months ended September 30, 2010 when compared to cash flows used in financing activities of $110,938 for the three months ended September 30, 2009. The change in net cash (used in) financing activities is attributable to the payment of dividends on the Series B Convertible Preferred Stock and an increase in principal payment on notes payable and capital leases.

Working Capital

At September 30, 2010, the Company had negative working capital of $3,410,599 when compared with negative working capital of $1,936,533 at June 30, 2010.  This $1,474,066 decrease in working capital is principally a result of the reclassification of certain notes payable becoming due and payable during the next twelve months. These notes have a maturity date of July 12, 2011.

	As of September 30,	As of June 30,	Variance	Percent
	2010	2010	($)	(%)
Current assets	$2,499,193	$2,787,811	$(288,618)	-10.4%

Current assets as of September 30, 2010 totaled $2,499,193, a decrease of $(288,618) when compared to $2,787,811 as of June 30, 2010.  This 10.4% decrease in current assets is due primarily to decreases in (i) cash and cash equivalents and  (ii) unbilled receivables partially offset by increases in accounts receivable and prepaid expenses and other current assets.

	As of September 30,	As of June 30,	Variance	Percent
	2010	2009	($)	(%)
Current liabilities	$5,909,792	$4,724,344	$1,185,448	25.1%

Current liabilities totaled $5,909,792 as of September 30, 2010 as compared to $4,724,344 as of June 30, 2010.  The $1,185,448 comparative increase in current liabilities is principally due to the reclassification of certain notes payable becoming due and payable during the next twelve months. These notes have a maturity date of July 12, 2011.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, which amends FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and ASU 2009-14, Certain Arrangements That Include Software Elements, which amends FASB ASC Topic 985, Software. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13 and ASU 2009-14 did not have a material impact on the Company’s results of operations or financial condition.

In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting Involved with Variable Interest Entities, which codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASU 2009-17 did not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force, which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The adoption of this standard did not have an impact on its consolidated financial statements.

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

Set up fees paid by customers in connection with subscription services are deferred and recognized ratably over the longer of the life of the application agreement or the expected lives of customer relationships. We continue to evaluate the length of the amortization period of the set up fees as we gain more experience with customer contract renewals.

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

We also sell software licenses. For software license sales, we recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of our fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable.  Licenses generally include multiple elements that are delivered up front or over time. For both term and perpetual licenses, vendor specific objective evidence of fair value of the hosting and support elements is based on the price charged at renewal when sold separately, and the license element is recognized into revenue upon delivery.  The hosting and support elements are recognized ratably over the contractual term.

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

Goodwill and Long-lived Assets

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

Our exposure to interest rate changes related to borrowing has been limited by the use of fixed rate borrowings on the majority of our outstanding debt, and we believe the effect, if any, or reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.  At September 30, 2010, the debt portfolio was composed of approximately 15% variable-rate debt and 85% fixed-rate debt.

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2010:

Cash and Cash Equivalents:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$771,112	.07%
Money market funds	-
Certificates of deposit	-
Total cash and cash equivalents	$771,112

ITEM 4.                      CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

On June 29, 2007, the Company was served with a complaint from two previous employees titled James D. Horton and Aaron Prevo v. Park City Group, Inc. and Randy Fields, Individually Case No. 070700333, which was filed in the Second Judicial District Court, Davis County, Utah and was subsequently moved to the Third Judicial District Court, Summit County, Utah (the “Complaint”). The Complaint alleged that certain provisions of the plaintiffs’ employment agreements were not honored including breach of employer obligations, fraud, unjust enrichment, and breach of contract.  The plaintiffs sought combined damages for alleged unpaid compensation and punitive damages of $520,650 and $2,603,250, respectively.

On September, 30 2010, the Company entered into a Settlement Agreement and Release by and between the Company and Randy Fields, on the one hand, and James D. Horton and Aaron Prevo, on the other hand (the “Release”).  Under the terms of the Release, all claims, alleged claims, causes of action, alleged causes of action, or potential claims or causes of action by and between the parties are resolved, released and terminated. Settlement of the lawsuit was resolved through the payment of a combination of cash and equity.

We are from time to time involved in various additional legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 1A.                    RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2010.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On September 30, 2010, the Company issued a total of 110,948 shares of its common stock in private transactions to seven accredited investors.  The shares were issued at a valuation equal to $4.40 per share.  The shares were issued in connection with, and to finance, among other purposes, the settlement of litigation involving the Company.

         The shares of common stock issued in connection with the foregoing transactions have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and may not be offered or sold in the United States absent such registration or an applicable exemption from the registration requirements of the Securities Act.  The transactions are exempt from the registration requirements of the Securities Act, pursuant to Regulation D and/or Section (4(2).

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

Date: November 9, 2010	PARK CITY GROUP, INC

By: /s/ Randall K. Fields Randall K. Fields Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: November 9, 2010	By /s/ David Colbert David Colbert Chief Financial Officer (Principal Financial and Accounting Officer)