Form 10-Q
period 2010-12-31
PARK CITY GROUP INC
filed 2011-02-08
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2010.

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
Yes ☐    No ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Common Stock, $0.01 par value: 11,260,615 shares as of February 8, 2011.

PARK CITY GROUP, INC.

-i-

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets

	December 31, 2010	June 30, 2010
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$1,231,020	$1,157,431
Receivables, net of allowance of $25,000 and $72,000 at December 31, 2010 and
June 30, 2010, respectively	1,188,696	1,031,020
Unbilled receivables	183,910	417,926
Prepaid expenses and other current assets	217,076	181,434

Total current assets	2,820,702	2,787,811

Property and equipment, net	444,342	544,576

Other assets:
Deposits and other assets	24,026	23,287
Customer relationships	3,396,125	3,607,283
Goodwill	4,805,933	4,805,933
Capitalized software costs, net	438,496	281,686

Total other assets	8,664,580	8,718,189

Total assets	$11,929,624	$12,050,576

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$308,840	$574,847
Accrued liabilities	1,145,477	1,286,218
Deferred revenue	1,461,029	1,364,390
Capital lease obligations	132,728	132,184
Lines of credit	600,000	600,000
Note payable	2,290,889	766,705

Total current liabilities	5,938,963	4,724,344

Long-term liabilities:
Notes payable, less current portion	1,098,975	2,920,602
Capital lease obligations, less current portion	83,383	148,749

Total liabilities	7,121,321	7,793,695

Commitments and contingencies

Stockholders' equity:
Series A Convertible Preferred Stock, $0.01 par value, 30,000,000 shares authorized; 664,019
and 648,396 shares issued and outstanding at December 31, 2010 and June 30, 2010, respectively	6,640	6,484
Series B Convertible Preferred Stock, $0.01 par value, 30,000,000 shares authorized; 411,927
and 0 shares issued and outstanding at December 31, 2010 and June 30, 2010.	4,119	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 11,195,896 and 10,884,364
shares issued and outstanding at December 31, 2010 and June 30, 2010, respectively	111,959	108,844
Additional paid-in capital	35,076,890	29,881,977
Subscription payable for Series B Convertible Preferred Stock	-	4,119,273
Accumulated deficit	(30,391,305)	(29,859,697)

Total stockholders' equity	4,808,303	4,256,881

Total liabilities and stockholders' equity	$11,929,624	$12,050,576

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (unaudited)

	Three Months ended		Six Months ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenues:
Subscription	$1,595,345	$1,464,057	$3,144,892	$2,871,192
Maintenance	584,732	654,229	1,152,951	1,328,686
Professional services and other revenue	262,213	352,154	552,433	758,953
Software licenses	304,719	28,680	462,719	229,690

Total revenues	2,747,009	2,499,120	5,312,995	5,188,521

Operating expenses:
Cost of services and product support	908,846	973,787	1,800,401	1,908,129
Sales and marketing	737,936	517,559	1,357,534	1,133,932
General and administrative	648,493	698,433	1,712,815	1,319,449
Depreciation and amortization	182,492	203,514	376,606	410,039

Total operating expenses	2,477,767	2,393,293	5,247,356	4,771,549

Income from operations	269,242	105,827	65,639	416,972

Other income (expense):
Gain on refinance of note payable	-	-	-	43,811
Other gains	-	-	-	24,185
Interest expense	(84,687)	(173,845)	(183,177)	(384,592)

Income (loss) before income taxes	184,555	(68,018)	(117,538)	100,376

(Provision) benefit for income taxes	-	-	-	-

Net (loss) income	184,555	(68,018)	(117,538)	100,376

Dividends on preferred stock	(206,975)	(82,739)	(414,070)	(164,230)

Net loss applicable to common shareholders	$(22,420)	$(150,757)	$(531,608)	$(63,854)

Weighted average shares, basic	11,138,000	10,660,000	11,044,000	10,630,000
Weighted average shares, diluted	11,138,000	10,660,000	11,044,000	10,630,000
Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.05)	$(0.01)

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)
For the Six Months Ended December 31,

	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$(117,538)	$100,376
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	376,606	410,039
Bad debt expense	2,888	141,973
Stock issued for services and expenses	405,000	211,627
Stock issued for litigation settlement	375,000	-
Amortization of discounts on debt	-	1,589
Gain on refinance of debt	-	(43,811)
Decrease (increase) in:
Trade receivables	(160,564)	(242,459)
Unbilled receivables	234,016	57,328
Prepaids and other assets	(36,381)	1,587
(Decrease) increase in:
Accounts payable	(266,007)	(24,844)
Accrued liabilities	(269,003)	(434,887)
Deferred revenue	96,639	138,678

Net cash provided by operating activities	640,656	317,196

Cash Flows From Investing Activities:
Purchase of property and equipment	(24,973)	(33,484)
Capitalization of software costs	(197,051)	-

Net cash used in investing activities	(222,024)	(33,484)

Cash Flows From Financing Activities:
Dividends paid	(123,578)	-
Net increase in lines of credit	-	400,000
Proceeds from issuance of common stock	140,800	-
Payments on notes payable and capital leases	(362,265)	(333,237)

Net cash (used in) provided by financing activities	(345,043)	66,763

Net increase in cash	73,589	350,475

Cash and cash equivalents at beginning of period	1,157,431	656,279

Cash and cash equivalents at end of period	$1,231,020	$1,006,754

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$144,564	$463,000

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends paid and accrued on preferred stock	$166,915	$164,230
Dividends paid with preferred stock	$162,230	$239,201

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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10−K, are adequate to make the information presented not misleading. Operating results for the three and six months ended December 31, 2010 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2011.

Reclassification

 Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 presentation.

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

In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting Involved with Variable Interest Entities, which codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASU 2009-17 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force, which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

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

For the three and six months ended December 31, 2010 and 2009 options and warrants to purchase 855,502 and 932,502 shares of common stock, respectively, were not included in the computation of diluted EPS due to the anti-dilutive effect.  For three and six months ended December 31, 2010 and 2009, 3,217,904 and 2,191,763 shares of common stock issuable upon conversion of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) and Series B Convertible Preferred Stock (“Series B Preferred”), respectively, were not included in the diluted EPS calculation as the effect would have been anti-dilutive.

NOTE 3.	LIQUIDITY

Historically, the Company has financed its operations through operating revenues, loans from directors, officers, stockholders, loans from the Chief Executive Officer and majority shareholder, bank financing, and private placements of equity securities. As a result of the consummation of the Prescient Merger, the Company has increased revenue and instituted strict cost control measures, resulting in an increase in cash flow from operating activities. Management believes that projected revenue growth together with continued cost control initiatives will be sufficient to address the Company’s short-term and long-term working capital requirements, including satisfying its debt service requirements. Although no assurances can be given, in the event the Company is unable to generate sufficient cash flow from operations to address its debt service requirements, management believes that it will be able to successfully refinance or restructure such debt on terms acceptable to the Company.

As shown in the consolidated condensed financial statements, the Company experienced cash provided by operating activities in the amount $640,656 and $317,196 for the six months ended December 31, 2010 and 2009, respectively.

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

On May 5, 2010, the Company entered into a Term Loan Agreement ("Loan Agreement") with U.S. Bank N.A. ("Bank"), and issued a Term Note to the Bank in the principal amount of $455,712, which Loan Agreement and Term Note replaces a Term Note in the principal amount of $500,000 originally issued on September 30, 2009 ("Original Note"). The Term Note bears interest at an annual rate of 4.9%. Principal and accrued interest under the terms of the Term Note are payable in 52 installments of $9,359 each beginning May 15, 2010 and on the same date on each consecutive month thereafter until maturity, or September 15, 2014. Under the terms of the Original Note, all unpaid principal and accrued interest remaining on the Original Note were required to be paid to the Bank on the maturity date, February 15, 2011. Amounts due under the terms of the Term Note are secured by certain assets of the Company pursuant to a Security Agreement, dated February 15, 2006.

On August 6, 2010, the Company entered into a loan modification agreement with its principal lender pursuant to which the maturity date of the credit agreement provides for maximum borrowings of $1.2 million, of which $600,000 was outstanding at December 31, 2010. The maturity date has been extended to September 30, 2011. The modified credit facility accrues interest at an annual rate of 3.5% plus LIBOR or 4.25% as of December 31, 2010.

At December 31, 2010, the Company had negative working capital of $3,118,261 when compared with negative working capital of $1,936,533 at June 30, 2010. This $1,181,728 decrease in working capital is principally a result of the reclassification of certain notes payable from long-term liabilities to current liabilities, for amounts becoming due and payable during the next twelve months. These notes have a maturity date of July 12, 2011.

On September 21, 2010, the Company entered into a Multiple Advance Promissory Note with the Bank in the total aggregate amount of $350,000.  The Company may take advances on the Note.  At the end of each annual period, for the next three periods, the advanced capital will be converted to a three year amortizing Term Note.  Interest on the advance prior to conversion is 4.5% plus the one month LIBOR rate.  Interest on the three year amortizing Term Note is fixed over the term at 3.5% plus the three year Money Market rate.

NOTE 4.	STOCK-BASED COMPENSATION

The Company has agreements with a number of employees to issue stock grants vesting over 3-10 year terms. The vested portions of these grants are to be paid on each anniversary of the grant dates.  Total shares under these agreements vesting and payable annually to employees are 218,283.  The stock grant agreements were dated effective between November 2, 2007 and November 15, 2010.

NOTE 5.	OUTSTANDING STOCK OPTIONS

The following tables summarize information about fixed stock options and warrants outstanding and exercisable at December 31, 2010:

	Options and Warrants			Options and Warrants
	Outstanding			Exercisable
	at December 31, 2010			at December 31, 2010

		Weighted
	Number	average	Weighted	Number	Weighted
	Outstanding at	remaining	average	Exercisable at	average
Range of	December 30,	contractual	exercise	September 30,	exercise
exercise prices	2010	life (years)	price	2010	price
$1.50 - 2.50	14,880	2.59	$1.76	14,880	$1.76
$1.80 - 4.00	840,622	0.83	$3.63	840,622	$3.63
	855,502	0.86	$3.60	855,502	$3.60

NOTE 6.	RELATED PARTY TRANSACTIONS

Effective June 30, 2010, a number of related party promissory notes issued in connection with the Prescient Merger were converted to Series B Preferred.  Due to the timing of the filing of the certificate of designation for the Series B Preferred, this conversion was recorded as a subscription payable at June 30, 2010, although the Series B Preferred were issued on July 30, 2010.

	Balance of 12% Notes Payable at Conversion	Subscription Payable at 6/30/2010	Shares Issued in Satisfaction of Subscription Payable
Riverview Financial Corp1	$3,496,259	$3,496,259	349,626
Robert Allen2	523,014	523,014	52,301
Julie Fields3	100,000	100,000	10,000
	$4,119,273	$4,119,273	411,927

1 Riverview Financial Corp is controlled by Randy Fields, the Company’s Chief Executive Officer.
2 Mr. Allen is a director of the Company.
3 Ms. Fields is the spouse of Randy Fields, the Company’s Chief Executive Officer.

NOTE 7.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following as of:

	December 31, 2010
	(unaudited)	June 30, 2010
Computer equipment	$1,664,272	$1,641,669
Furniture and fixtures	314,823	313,803
Leasehold improvements	141,043	139,693
	2,120,138	2,095,165
Less accumulated depreciation and amortization	(1,675,796)	(1,550,589)
	$444,342	$544,576

NOTE 8.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following as of:

	December 31, 2010
	(unaudited)	June 30, 2010
Capitalized software costs	$579,339	$2,246,077
Less accumulated amortization	(140,843)	(1,964,391)
	$438,496	$281,686

     For current year presentation at December 31, 2010, costs capitalized and fully amortized have been removed.

NOTE 9.	ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:

	December 31, 2010
	(unaudited)	June 30, 2010
Accrued compensation	$297,933	$370,035
Unclaimed consideration related to Prescient Merger	263,714	263,714
Accrued stock grants	223,237	268,166
Accrued dividends	212,015	83,752
Accrued interest	76,090	39,532
Other accrued liabilities	57,488	211,071
Accrued board compensation	15,000	15,000
Accrued legal fees	-	34,948
	$1,145,477	$1,286,218

NOTE 10.	INCOME TAXES

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2006.

Included in the balance at December 31, 2010 are nominal amounts of income tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred income tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective income tax rate but would accelerate the payment of cash to the income taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the three and six months ended December 31, 2010 and 2009, the Company did not recognize any interest or penalties.

NOTE 11.	SUBSEQUENT EVENTS

                   In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events and have determined that there are no additional events that have or are reasonably likely to impact the financial statements.

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

Historically, the Company offered applications and related maintenance contracts to new customers for a one-time, non-recurring up front license fee.  Although not completely abandoning the license fee and maintenance model, the Company continues to focus its strategic initiatives and resources to marketing and selling prospective customers a subscription based product offering.  In order to support the strategic shift toward a subscription based model, the Company is examining its internal processes and investing in scalable solutions where necessary and feasible.  For example, the Company intends to scale its contracting process, streamline its customer on-boarding and implement a financial package that integrates multiple systems in an automated fashion.

Results of Operations

Comparison of the Three Months Ended December 31, 2010 to the Three Months Ended December 31, 2009.

Revenues
	Fiscal Quarter Ended December 31,		Variance
	2010	2009	Dollars	Percent
Subscription	$1,595,345	$1,464,057	$131,288	8.97%
Maintenance	584,732	654,229	(69,497)	-10.62%
Professional services and other revenue	262,213	352,154	(89,941)	-25.54%
Software licenses	304,719	28,680	276,039	962.48%
Total revenues	$2,747,009	$2,499,120	$247,889	9.92%

Total revenues were $2,747,009 and $2,499,120 for the three months ended December 31, 2010 and 2009, respectively, a 9.92% increase.  This $247,889 increase in total revenues is principally due to an increase in subscription revenues of $131,288 and software licenses revenue of $276,039, offset by a $69,497 decrease in maintenance revenue, and a $89,941 decrease in professional services and other revenue.

Subscription Revenue

Subscription revenues were $1,595,345 and $1,464,057, for the three months ended December 31, 2010 and 2009 respectively, an increase of 8.97% in the three months ended December 31, 2010 when compared with the three months ended December 31, 2009.  The increase is principally due to (i) the increase of subscription customers added to the Company’s customer base which contributed approximately $141,000 of new subscription revenue, (ii) a $24,000 increase attributable to the growth of existing retailers, and (iii) an increase in supplier subscriptions of approximately $46,000.  The increase in subscription revenue was partially offset by a decrease of approximately $102,000 resulting from the non-renewal of existing customers.  The Company continues to focus its strategic initiatives on increasing the number of retailers, suppliers and manufacturers that use its software on a subscription basis, as well as contracting with suppliers (“spokes”) to connect to our retail customers (“hubs”) signed up in previous quarters, therefore leveraging our “hub and spoke” business model. The retailer provided list of named suppliers connection pipeline was  510 as of December 31, 2010.  While management believes that marketing its suite of software solutions as a renewable and recurring subscription is an effective strategy, it cannot be assured that subscribers will renew the service at the same level in future years, propagate services to new categories, or recognize the need for expanding the service offering of the Company’s suite of actionable products and services.

Maintenance Revenue

Maintenance and support revenues were $584,732 and $654,229 for the three months ended December 31, 2010 and 2009, respectively, a decrease of 10.62% in the three months ended December 31, 2010 compared with the three months ended December 31, 2009.  The net decrease of $69,497 is principally due to (i) the non renewal of maintenance contracts resulting in a reduction of maintenance revenue of $86,000. This decrease in revenue was partially offset by the addition of approximately $6,000 in new maintenance revenue and approximately $11,000 of net increases to existing customers.  Large one-time license sales and associated maintenance is expected to continue to decline over time. The decrease in maintenance revenue is due to the Company's emphasis on subscription based sales. While management believes maintenance and support services are essential to its customers, due to macroeconomic conditions, business combinations, and the historical reliability of the Company’s suite of products, from time to time, customers may not perceive the ongoing value of paying for maintenance when the frequency of maintenance activities needed by a customer becomes infrequent.

Professional Services and Other Revenue

Professional services and other revenue were $262,213 and $352,154 for the three months ended December 31, 2010 and 2009, respectively, a decrease of 25.54%.  The $89,941 decrease in professional services revenue for the three months ended December 31, 2010 when compared to the three months ended December 31, 2009 is due to several large customer implementations that occurred during the prior year period.  Management believes that professional services may experience periodic fluctuations as a result of (i) timing of implementations, (ii) scope of services to be provided, (iii), size of the retailer or supplier, or (iv) the Company’s analytics offerings and change-management services becoming a natural addition to its software as a service (SaaS) product suite.

Software Licenses Revenue

Software licenses revenues were $304,719 and $28,680 for the three months ended December 31, 2010 and 2009, respectively, an increase of 962.48%.  While the Company continues its emphasis on the sale of subscription based services, the Company benefitted during the quarter ended December 31, 2010 from non-recurring license sales that contributed approximately $276,000 in revenue during the quarter as compared to the prior year.  Of this increase in license revenue, $95,000 is from the sale to a new customer and the remaining $181,000 increase is attributable to increases in license sales to existing customers. Management believes that it is difficult to predict and forecast future software license sales.  Large one-time license sales and associated maintenance is expected to continue to decline over time, notwithstanding the recognition of $304,719 in non-recurring revenue during the most recent quarter.  The Company has not eliminated the sale of its suite of products on a license basis and from time to time it will sell additional licenses to new or existing customers; however, it is difficult to ascertain the timing or the amount of the license.

Cost of Services and Product Support
	Fiscal Quarter Ended
	December 31,		Variance
	2010	2009	Dollars	Percent
Cost of services and product support	$908,846	$973,787	$(64,941)	-6.67%
Percent of total revenues	33%	39%

Cost of services and product support was $908,846 and $973,787 for the three months ended December 31, 2010 and 2009, respectively, a 6.67% decrease in the three months ended December 31, 2010 compared with the three months ended December 31, 2009.  This decrease of $64,941 for the quarter ended December 31, 2010 when compared with the same period ended December 31, 2009 is principally due to (i) a $107,000 decrease related to software development costs capitalized in the three months ended December 2010 compared to the same period ended December 31, 2009, (ii) a decrease of $18,000 from the reduced use of contractors and outside consulting support or the conversion of contractor to employee status, and (iii) a $22,000 decrease in travel related expenses.  These decreases were partially offset by (i) an $38,000 comparative increase resulting from increase in hardware and software maintenance and support contracts and (ii) approximately $45,000 increase in stock-based compensation.

Sales and Marketing Expense
	Fiscal Quarter Ended
	December 31,		Variance
	2010	2009	Dollars	Percent
Sales and marketing	$737,936	$517,559	$220,377	42.58%
Percent of total revenues	27%	21%

Sales and marketing expenses were $737,936 and $517,559 for the three months ended December 31, 2010 and 2009, respectively, a 42.58% increase.  This $220,377 increase over the comparable quarter was primarily the result of (i) an increase of approximately $66,000 in payroll and related expenses associated with two additional sales staff hired during the quarter ended December 31, 2010 in anticipation of future revenue growth attributable to supplier subscriptions; (ii) an increase in bonuses, stipends, and commission expenses of $96,000; (iii) an increase of approximately $9,000 in travel and related expenditures; (iv) an increase of approximately $31,000 in advertising, marketing and tradeshow related expenses; and (iv) a $16,000 increase in contractor and recruiting expenses.

General and Administrative Expense
	Fiscal Quarter Ended
	December 31,		Variance
	2010	2009	Dollars	Percent
General and administrative	$648,493	$698,433	$(49,940)	-7.15%
Percent of total revenues	24%	28%

        General and administrative expenses were $648,493 and $698,433 for the three months ended December 31, 2010 and 2009, respectively, a 7.15% decrease in the three months ended December 31, 2010 compared with the three months ended December 31, 2009.  This $49,940 decrease when comparing expenditures for the quarter ended December 31, 2010 with the same period ended December 31, 2009 is principally due to (i) a $40,000 decrease in rent expense and related facility costs due to the closure and non renewal of leases of office facilities related to the Prescient Merger, (ii) a decrease of $12,000 in travel related expenses, (iii) a $94,000 decrease in bad debt expense, and (iv) a $20,000 decrease in legal expenses. These decreases are offset by (i) an approximate $49,000 increase in stock-based compensation expense of certain employees and board members that are based on multi-year vesting schedules, (ii) a $38,000 increase in salary, employee benefits and insurance, (iii) and $7,000 increase in telephone and network services due to vendor credits for early termination in the prior year, and (iv) an increase of $22,000 in accounting and related professional fees.

Depreciation and Amortization Expense
	Fiscal Quarter Ended
	December 31,		Variance
	2010	2009	Dollars	Percent
Depreciation and amortization	$182,492	$203,514	$(21,022)	-10.33%
Percent of total revenues	7%	8%

Depreciation and amortization expenses were $182,492 and $203,514 for the three months ended December 31, 2010 and 2009, respectively, a decrease of 10.33% in the three months ended December 31, 2010 compared with the three months ended December 31, 2009.  This decrease of $21,022 for the quarter ended December 31, 2010 when compared to the quarter ended December 31, 2009 is due to a decrease in amortization expense as a result of the full amortization of the ScoreTracker platform, which is included in capitalized software costs, in fiscal year 2010.

Other Income and Expense
	Fiscal Quarter Ended
	December 31,		Variance
	2010	2009	Dollars	Percent
Interest expense	$(84,687)	$(173,845)	$(89,158)	-51.29%
Percent of total revenues	3%	7%

Net interest expense was $84,687 and $173,845 for the three months ended December 31, 2010 and 2009, respectively.  This $89,158 decrease is principally due to a decrease in interest expense resulting from the conversion of certain notes payable to subscription payable for Series B Preferred on June 30, 2010.

Preferred Dividends
	Fiscal Quarter Ended
	December 31,		Variance
	2010	2009	Dollars	Percent
Preferred dividends	$206,975	$82,739	$124,236	150.15%
Percent of total revenues	8%	3%

Dividends accrued on the Company’s Series A Preferred and Series B Preferred was $206,975 and $82,739 for the three months ended December 31, 2010 and 2009, respectively.  The $124,236 increase in accrued dividends is principally the result of the conversion of certain notes payable into Series B Preferred in July 2010, which resulted in the accrual of $123,578 in dividends in the quarter ended December 31, 2010.  Holders of Series A Preferred are entitled to a 5.00% annual dividend payable quarterly in either cash or additional Series A Preferred at the option of the Company with fractional shares paid in cash.

Dividends accrued on the Series B Preferred were $123,578 for the three months ended December 31, 2010.   Holders of Series B Preferred are entitled to a 12.00% annual dividend payable quarterly in cash.

Comparison of the Six Months Ended December 31, 2010 to the Six Months Ended December 31, 2009.

Revenues
	Six Months Ended December 31,		Variance
	2010	2009	Dollars	Percent
Subscription	$3,144,892	$2,871,192	$273,700	9.53%
Maintenance	1,152,951	1,328,686	(175,735)	-13.23%
Professional services and other revenue	552,433	758,953	(206,520)	-27.21%
Software licenses	462,719	229,690	233,029	101.45%
Total revenues	$5,312,995	$5,188,521	$124,474	2.40%

Total revenues were $5,312,995 and $5,188,521 for the six months ended December 31, 2010 and 2009, respectively, a 2.40% increase.  This $124,474 increase in total revenues is principally due to an increase in subscription revenues of $273,700 software licenses revenues of $233,029, offset by a $175,735 decrease in maintenance revenue, and an $206,520 decrease in professional services and other revenue.

Subscription Revenue

Subscription revenues were $3,144,892 and $2,871,192, for the six months ended December 31, 2010 and 2009 respectively, an increase of 9.53% in the six months ended December 31, 2010 when compared with the six months ended December 31, 2009.  The increase is principally due to (i) the net increase of subscription customers added to the Company’s customer base which contributed approximately $237,000 of new subscription revenue, (ii) a $70,000 increase attributable to the growth of existing retailers, and (iii) an increase in supplier subscriptions of approximately $135,000.  The increase in subscription revenue was partially offset by a decrease of approximately $171,000 resulting from the non-renewal of existing customers.  The Company continues to focus its strategic initiatives on increasing the number of retailers, suppliers and manufacturers that use its software on a subscription basis, as well as contracting with suppliers (“spokes”) to connect to our retail customers (“hubs”) signed up in previous quarters, therefore leveraging our “hub and spoke” business model.  The retailer provided list of named suppliers connection pipeline was  510 as of December 31, 2010.  While management believes that marketing its suite of software solutions as a renewable and recurring subscription is an effective strategy, it cannot be assured that subscribers will renew the service at the same level in future years, propagate services to new categories, or recognize the need for expanding the service offering of the Company’s suite of actionable products and services.

Maintenance Revenue

Maintenance and support revenues were $1,152,951 and $1,328,686 for the six months ended December 31, 2010 and 2009, respectively, a decrease of 13.23% in the six months ended December 31, 2010 compared with the six months ended December 31, 2009.  The net decrease of $175,735 is principally due to (i) the non renewal of maintenance contracts resulting in a reduction of maintenance revenue of $179,000 and (ii) a $6,000 the reduction in scope of maintenance, partially offset by $9,000 in new maintenance contracts.   Large one-time license sales and associated maintenance is expected to continue to decline over time. The decrease in maintenance revenue is due to the Company's emphasis on subscription based sales. While management believes maintenance and support services are essential to its customers, due to macroeconomic conditions, business combinations, and the historical reliability of the Company’s suite of products, from time to time, customers may not perceive the ongoing value of paying for maintenance when the frequency of maintenance activities needed by a customer becomes infrequent.

Professional Services and Other Revenue

Professional services and other revenue were $552,433 and $758,953 for the six months ended December 31, 2010 and 2009, respectively, a decrease of 27.21%.  The $206,520 decrease in professional services revenue for the six months ended December 31, 2010 when compared to the six months ended December 31, 2009 is due to several large customer implementations that occurred during the prior year period.  Management believes that professional services may experience periodic fluctuations as a result of (i) timing of implementations, (ii) scope of services to be provided, (iii) size of the retailer or supplier, or (iv) the Company’s analytics offerings and change-management services becoming a natural addition to its software as a service (SaaS) product suite.

Software Licenses Revenue

Software licenses revenues were $462,719 and $229,690 for the six months ended December 31, 2010 and 2009, respectively, an increase of 101.45%.  While the Company continues its emphasis on the sale of subscription based services, the Company benefitted during the six months ended December 31, 2010 from non-recurring license sales that contributed an approximate $233,000 increase in revenue during the six months ended December 31, 2010.  Management believes that it is difficult to predict and forecast future software license sales.  Large one-time license sales and associated maintenance is expected to continue to decline over time, notwithstanding the recognition of $462,719 in non-recurring revenue during the six months ended December 31, 2010. The decrease in license revenue is due to the Company's emphasis on subscription based sales.  The Company has not eliminated the sale of its suite of products on a license basis and from time to time it will sell additional licenses to new or existing customers; however, it is difficult to ascertain the timing or the amount of the license.

Cost of Services and Product Support
	Six Months Ended
	December 31,		Variance
	2010	2009	Dollars	Percent
Cost of services and product support	$1,800,401	$1,908,129	$(107,728)	-5.65%
Percent of total revenues	34%	37%

Cost of services and product support was $1,800,401 and $1,908,129 for the six months ended December 31, 2010 and 2009, respectively, a 5.65% decrease in the six months ended December 31, 2010 compared with the six months ended December 31, 2009.  This decrease of $107,728 for the six months ended December 31, 2010 when compared with the same period ended December 31, 2009 is principally due to (i) a $192,000 decrease related to software development costs capitalized, (ii) a decrease of $17,000 in computer equipment rental and computer maintenance and support, and (iii) a decrease of $60,000 from the reduced use of contractors and outside consulting support and the conversion of certain contractors to employee status. These decreases were partially offset by (i) an $82,000 comparative increase resulting from prior year negotiated vendor credits upon closure of a data center and (ii) an approximate increase of $83,000 in stock-based compensation.

Sales and Marketing Expense
	Six Months Ended
	December 31,		Variance
	2010	2009	Dollars	Percent
Sales and marketing	$1,357,534	$1,133,932	$223,602	19.72%
Percent of total revenues	26%	22%

Sales and marketing expenses were $1,357,534 and $1,133,932 for the six months ended December 31, 2010 and 2009, respectively, a 19.72% increase.  This $223,602 increase over the six months ended December 31, 2009 was primarily the result of (i) an increase of approximately $95,000 in commission expenses, (ii) an increase of approximately $55,000 in travel and related expenditures, (iii) a $52,000 increase in advertising, marketing and tradeshow expenses, (iv) a $72,000 increase in contractor expenses, and (v) a $6,000 increase in employee benefit expenses. These increases are offset by a decrease of approximately $58,000 in recruiting expenses.

General and Administrative Expense
	Six Months Ended
	December 31,		Variance
	2010	2009	Dollars	Percent
General and administrative	$1,712,815	$1,319,449	$393,366	29.81%
Percent of total revenues	32%	25%

        General and administrative expenses were $1,712,815 and $1,319,449 for the six months ended December 31, 2010 and 2009, respectively, a 29.81% increase in the six months ended December 31, 2010 compared with the six months ended December 31, 2009.  This $393,366 increase when comparing expenditures for the six months ended December 31, 2010 with the same period ended December 31, 2009 is principally due to (i) a $95,000 increase in stock-based compensation expense of certain employees and board members  that are based on multi-year vesting schedules, (ii) a $65,000 increase in salary, employee benefits and insurance, and (iii) The settlement of a lawsuit through the combination of cash and equity, and (iv) a $22,000 increase in  estimated state income tax payments.  These increases were partially offset by (i) a $139,000 decrease in bad debt expense, (ii) a $89,000 decrease in rent expense related to the closure and non renewal of lease contracts for office facilities related to the Prescient Merger.

Depreciation and Amortization Expense
	Six Months Ended
	December 31,		Variance
	2010	2009	Dollars	Percent
Depreciation and amortization	$376,606	$410,039	$(33,433)	-8.15%
Percent of total revenues	7%	8%

Depreciation and amortization expenses were $376,606 and $410,039 for the six months ended December 31, 2010 and 2009, respectively, a decrease of 8.15% in the six months ended December 31, 2010 compared with the six months ended December 31, 2009.  This decrease of $33,433 for the six months ended December 31, 2010 when compared to the six months ended December 31, 2009 is due to a decrease in amortization expense as a result of the full amortization of the ScoreTracker platform, which is included in capitalized software costs, in fiscal year 2010.

Other Income and Expense
	Six Months Ended
	December 31,		Variance
	2010	2009	Dollars	Percent
Gain on refinance of note payable	$-	$43,811	$(43,811)	-100.00%
Other gains	-	24,185	(24,185)	-100.00%
Interest expense	(183,177)	(384,592)	(201,415)	-52.37%
Total other income and expense	$(183,177)	$(316,596)	$(133,419)	-42.14%

Percent of total revenues	2010	2009
Gain on refinance of note payable	0.00%	0.84%
Other gains	0.00%	0.00%
Interest expense	3.45%	7.41%

Net interest expense was $183,177 and $384,592 for the six months ended December 31, 2010 and 2009, respectively.  This $201,394 decrease is principally due to a decrease in interest expense resulting from the conversion of certain notes payable to subscription payable for Series B Preferred on June 30, 2010.  There were no gains on refinance of note payable or other gains during the six months ended December 31, 2010.

Preferred Dividends
	Six Months Ended
	December 31,		Variance
	2010	2009	Dollars	Percent
Preferred dividends	$414,070	$164,230	$249,840	152.13%
Percent of total revenues	8%	3%

Dividends paid and accrued on the Company’s Series A Preferred and Series B Preferred were $414,070 and $164,230 for the six months ended December 31, 2010 and 2009, respectively.  This $249,840 increase in accrued dividends is principally the result of the conversion of certain notes payable into Series B Preferred in July 2010, which resulted in $247,000 in dividends in the period ended December 31, 2010.  Holders of the Series A Preferred are entitled to a 5.00% annual dividend payable quarterly in either cash or additional Series A Preferred at the option of the Company with fractional shares paid in cash.

Dividends accrued on the Series B Preferred were $247,156 for the six months ended December 31, 2010.   Holders of Series B Preferred are entitled to a 12.00% annual dividend payable quarterly in cash.

Financial Position, Liquidity and Capital Resources

We believe our existing cash and short-term investments, together with funds generated from operations, will be sufficient to fund operating and investment requirements for at least the next twelve months, in addition to our debt service requirements.  Our future capital requirements will depend on many factors, including our rate of revenue growth and expansion of our sales and marketing activities, the timing and extent of spending required for research and development efforts, and the continuing market acceptance of our products. Although the Company anticipates that available cash resources will be sufficient to meet its working capital and debt service requirements, no assurances can be given.  To the extent that available funds are insufficient to fund our future activities, or satisfy our short-term debt service requirements, we may need to raise additional funds through public or private equity or debt financings, or refinance or restructure such debt. Additional equity or debt financing may not be available on terms favorable to us, in a timely fashion or at all.

We have historically funded our operations with cash from operating activities, equity financings and debt borrowings. As set forth below, cash and cash equivalents was $1,231,020 and $1,006,754 at December 31, 2010, and December 31, 2009, respectively.   This increase from December 31, 2009 to December 31, 2010 was the result of increased collections from existing customers, and expansion of customer base.

	As of December 31,		Variance
	2010	2009	Dollars	Percent
Cash and Cash Equivalents	$1,231,020	$1,006,754	$224,266	22.28%

Net Cash Flows from Operating Activities

	Six Months Ended December 31,		Variance
	2010	2009	Dollars	Percent
Cash provided by operating activities	$640,656	$317,196	$323,460	101.97%

Net cash provided by operating activities for the six months ended December 31, 2010 was $640,656 compared to net cash provided by operating activities of $317,196 for the six months ended December 31, 2009. The $323,460 increase in net cash flows provided by operating activities for the six months ended December 31, 2010 when compared to the six months ended December 31, 2009 was primarily the result of a $375,000 in stock issued for litigation settlement, as well as an increase of $193,000 stock issued for services and expenses. In addition there was an decrease of (i) $82,000 in trade receivables, (ii) $177,000 in unbilled receivables, and (iii) a $166,000 decrease in accrued liabilities. These increases were offset by a (i) $218,000 decrease in net income, (ii) a $33,000 decrease in depreciation and amortization, (iii) a $139,000 decrease in bad debt expense, (iv) a 38,000 increase in prepaids and other assets, (v) a $241,000 increase in accounts payable, and (vi) a $42,000 decrease in deferred revenue.

Net Cash Flows from Investing Activities

	Six Months Ended December 31,		Variance
	2010	2009	Dollars	Percent
Cash used in investing activities	$(222,024)	$(33,484)	$(188,540)	563.07%

Net cash flows used in investing activities for the six months ended December 31, 2010 was $222,024 compared to net cash flows used in investing activities of $33,484 for the six months ended December 31, 2009.  This $188,540 increase in cash used in investing activities for the six months ended December 31, 2010 when compared to the same period in 2009 was the result of $197,000 of software development costs capitalized, partially offset by a $9,000 decrease in purchases of property and equipment.

Net Cash Flows from Financing Activities

	Six Months Ended December 31,		Variance
	2010	2009	Dollars	Percent
Cash (used in) provided by financing activities	$(345,043)	$66,763	$(411,806)	-616.82%

Net cash used in financing activities totaled $345,043 for the six months ended December 31, 2010 when compared to cash flows provided by financing activities of $66,763 for the six months ended December 31, 2009. The change in net cash (used in) provided by financing activities is attributable to a $400,000 increase in lines of credit that occurred during the six months ended December 31, 2009 with no corresponding amount in the period ended December 31, 2010, the payment of $123,578 of dividends on the Series B Preferred and an increase in principal payment on notes payable and capital leases of $29,000, partially offset by $141,000 in proceeds from the issuance of common stock that occurred in the six months ended December 31, 2010.

Working Capital

At December 31, 2010, the Company had negative working capital of $3,118,261 when compared with negative working capital of $1,936,533 at June 30, 2010.  This $1,181,728 decrease in working capital is principally a result of the reclassification of certain notes payable from long-term liabilities to current liabilities, for amounts becoming due and payable during the next twelve months. These notes have a maturity date of July 12, 2011.

	As of December 31,	As of June 30,	Variance
	2010	2010	Dollars	Percent
Current assets	$2,820,702	$2,787,811	$32,891	1.18%

Current assets as of December 31, 2010 totaled $2,820,702, an increase of $32,891 when compared to $2,787,811 as of June 30, 2010.  This 1.18% increase in current assets is due primarily to increases of (i) $74,000 in cash and cash equivalents, (ii) $158,000 in receivables, and (iii) $36,000 in prepaid expenses and other current assets, partially offset by a $234,000 decrease in unbilled receivables.

	As of December 31,	As of June 30,	Variance
	2010	2010	Dollars	Percent
Current liabilities	$5,938,963	$4,724,344	$1,214,619	25.71%

Current liabilities totaled $5,938,963 as of December 31, 2010 as compared to $4,724,344 as of June 30, 2010.  The $1,214,619 comparative increase in current liabilities is principally due to the reclassification of certain notes payable from long-term liabilities to current liabilities, for amounts becoming due and payable during the next twelve months. These notes have a maturity date of July 12, 2011.

As a result of the consummation of the Prescient Merger, the Company has increased revenue and instituted strict cost control measures, resulting in an increase in cash flow from operating activities. Management believes that projected revenue growth together with the continuation of cost control initiatives will be sufficient to address the Company’s short-term and long-term working capital requirements, including satisfying its debt service requirements. Although no assurances can be given, in the event the Company is unable to generate sufficient cash flow from operating activities to address its debt service requirements, management believes that it will be able to successfully refinance or restructure such debt on terms acceptable to the Company. The financial statements do not reflect any adjustments should the Company’s working capital operations and other financing be insufficient to meet spending and debt service requirements.

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

Our exposure to interest rate changes related to borrowing has been limited by the use of fixed rate borrowings on the majority of our outstanding debt, and we believe the effect, if any, or reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.  At December 31, 2010, the debt portfolio was composed of approximately 15% variable-rate debt and 85% fixed-rate debt.

	December 31, 2010	Percent of
	(unaudited)	total debt
Fixed rate debt	$3,389,684	84.96%
Variable rate debt	600,000	15.04%
Total debt	$3,989,684	100.00%

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, 2010:

Cash and Cash Equivalents:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$1,231,020	.06%
Money market funds	-
Certificates of deposit	-
Total cash and cash equivalents	$1,231,020

ITEM 4.                      CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 5.	OTHER INFORMATION

    None

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 8, 2011	PARK CITY GROUP, INC

By: /s/ Randall K. Fields Randall K. Fields Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: February 8, 2011	By /s/ David Colbert David Colbert Chief Financial Officer (Principal Financial and Accounting Officer)