Form 10-Q
period 2011-03-31
PARK CITY GROUP INC
filed 2011-05-10
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011.

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
Yes ☐    No ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Common Stock, $0.01 par value: 11,416,633 shares as of May 5, 2011.

PARK CITY GROUP, INC.

-i-

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets
	March 31,	June 30,
	2011	2010
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,270,492	$1,157,431
Receivables, net of allowance of $25,000 and $72,000 at March 31, 2011 and
June 30, 2010, respectively	1,041,308	1,031,020
Unbilled receivables	94,387	417,926
Prepaid expenses and other current assets	341,834	181,434

Total current assets	2,748,021	2,787,811

Property and equipment, net	406,388	544,576

Other assets:
Deposits and other assets	24,026	23,287
Customer relationships	3,290,546	3,607,283
Goodwill	4,805,933	4,805,933
Capitalized software costs, net	401,955	281,686

Total other assets	8,522,460	8,718,189

Total assets	$11,676,869	$12,050,576

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$602,557	$574,847
Accrued liabilities	978,293	1,286,218
Deferred revenue	1,339,189	1,364,390
Capital lease obligations	126,382	132,184
Lines of credit	600,000	600,000
Notes payable	2,296,588	766,705

Total current liabilities	5,943,009	4,724,344

Long-term liabilities:
Notes payable, less current portion	962,404	2,920,602
Capital lease obligations, less current portion	56,373	148,749

Total liabilities	6,961,786	7,793,695

Commitments and contingencies	-	-

Stockholders' equity:,
Series A Convertible Preferred Stock, $0.01 par value, 30,000,000 shares authorized; 663,683
and 648,396 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	6,637	6,484
Series B Convertible Preferred Stock, $0.01 par value, 30,000,000 shares authorized; 411,927
and zero shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	4,119	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 11,386,992 and 10,884,364
shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	113,870	108,844
Additional paid-in capital	35,433,228	29,881,977
Subscription payable for Series B Convertible Preferred Stock	-	4,119,273
Accumulated deficit	(30,842,771)	(29,859,697)

Total stockholders' equity	4,715,083	4,256,881

Total liabilities and stockholders' equity	$11,676,869	$12,050,576

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (unaudited)

	Three Months ended		Nine Months ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenues:
Subscription	$1,700,022	$1,530,729	$4,844,914	$4,401,921
Maintenance	521,402	588,007	1,674,353	1,916,693
Professional services and other revenue	180,026	324,318	732,459	1,083,271
Software licenses	85,260	525,120	547,979	754,810

Total revenues	2,486,710	2,968,174	7,799,705	8,156,695

Operating expenses:
Cost of services and product support	1,094,229	1,003,907	2,894,630	2,912,036
Sales and marketing	690,804	743,473	2,048,339	1,877,405
General and administrative	668,081	721,743	2,380,896	2,041,192
Depreciation and amortization	199,005	207,273	575,611	617,312

Total operating expenses	2,652,119	2,676,396	7,899,476	7,447,945

(Loss) income from operations	(165,409)	291,778	(99,771)	708,750

Other income (expense):
Gain on refinance of note payable	-	-	-	43,811
Other gains	-	-	-	24,185
Interest expense	(80,643)	(168,569)	(263,820)	(553,161)

(Loss) income before income taxes	(246,052)	123,209	(363,591)	223,585

(Provision) benefit for income taxes	-	-	-	-

Net (loss) income	(246,052)	123,209	(363,591)	223,585

Dividends on preferred stock	(205,412)	(81,454)	(619,483)	(245,684)

Net (loss) income applicable to common shareholders	$(451,464)	$41,755	$(983,074)	$(22,099)

Weighted average shares, basic	11,325,000	10,755,000	11,136,000	10,672,000
Weighted average shares, diluted	11,325,000	10,781,000	11,136,000	10,672,000
Basic and diluted (loss) income per share	$(0.04)	$0.00	$(0.09)	$(0.00)

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities:
Net (loss) income	$(363,591)	$223,585
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	575,611	617,312
Bad debt expense	13,596	173,612
Stock compensation expense	653,211	369,027
Stock issued for litigation settlement	375,000	-
Amortization of discounts on debt	-	1,589
Gain on refinance of debt	-	(43,811)
Other gains	-	(24,185)
Decrease (increase) in:
Trade receivables	(23,884)	(474,835)
Unbilled receivables	323,539	(62,985)
Prepaids and other assets	(161,139)	(1,163)
(Decrease) increase in:
Accounts payable	27,710	(161,514)
Accrued liabilities	(483,699)	(222,185)
Deferred revenue	(25,201)	(142,990)

Net cash provided by operating activities	911,153	251,457

Cash Flows From Investing Activities:
Purchase of property and equipment	(43,904)	(64,741)
Capitalization of software costs	(197,051)	-

Net cash used in investing activities	(240,955)	(64,741)

Cash Flows From Financing Activities:
Dividends paid	(247,156)	-
Net increase in lines of credit		400,000
Proceeds from issuance of common stock	140,800	-
Proceeds from exercise of warrants	75,712	-
Payments on notes payable and capital leases	(526,493)	(548,203)

Net cash (used in) financing activities	(557,137)	(148,203)

Net increase in cash	113,061	38,513

Cash and cash equivalents at beginning of period	1,157,431	656,279

Cash and cash equivalents at end of period	$1,270,492	$694,792

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$272,987	$642,618

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock to pay accrued liabilities	$604,274	$369,027
Dividends accrued on preferred stock	$619,483	$245,684
Dividends paid with preferred stock	$245,490	$321,491
Property and equipment purchased by capital lease	$-	$184,929

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

NOTE 2.                      SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The accompanying unaudited consolidated condensed financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10−K, are adequate to make the information presented not misleading. Operating results for the three and nine months ended March 31, 2011 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2011.

Reclassification

    Certain amounts in the 2010 financial statements have been reclassified to conform to the 2011 presentation.

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

    For the three months ended March 31, 2011 and 2010 options and warrants to purchase 654,756 and 793,622 shares of common stock, respectively, were not included in the computation of diluted EPS due to the anti-dilutive effect.  For the nine months ended March 31, 2011 and 2010 options and warrants to purchase 654,756 and 858,502 shares of common stock, respectively, were not included in the computation of diluted EPS due to the anti-dilutive effect.

    For three and nine months ended March 31, 2011 and 2010, 3,242,094 and 2,205,613 shares of common stock issuable upon conversion of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) and Series B Convertible Preferred Stock (“Series B Preferred”), respectively, were not included in the diluted EPS calculation as the effect would have been anti-dilutive.

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

    As shown in the consolidated condensed financial statements, the Company experienced cash provided by operating activities in the amount $911,153 and $251,457 for the nine months ended March 31, 2011 and 2010, respectively.

    On August 25, 2009, the Company issued a promissory note in favor of a lender in the principal amount of approximately $2.0 million. The note replaced a three year promissory note due August 25, 2009 originally issued by Prescient, and assumed by the Company in connection with the Prescient Merger. As a result of the restructuring, the new note maturity date was August 1, 2012. The note required monthly principal and interest payments in the amount of $60,419, with a final payment of unpaid principal and interest due August 1, 2012.  On August 1, 2010, the Company entered into a loan modification agreement.   Under the terms of the modification, the maturity date of the note has been extended from August 1, 2012 to September 1, 2013.  The amount due under the terms of the note at the time of modification was $1,387,068.  As a result of the amendment, the monthly principal and interest payments have been reduced from $60,419 to $40,104, and the annual interest rate remained 4.25%.

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

    On August 6, 2010, the Company entered into a loan modification agreement with its principal lender pursuant to which the maturity date of the credit agreement provides for maximum borrowings of $1.2 million, of which $600,000 was outstanding at March 31, 2011. The maturity date has been extended to September 30, 2011. The modified credit facility accrues interest at an annual rate of 3.5% plus one-month LIBOR rate or a minimum of 4.25% as of March 31, 2011.

    At March 31, 2011, the Company had negative working capital of $3,194,988 when compared with negative working capital of $1,936,533 at June 30, 2010. This $1,258,455 decrease in working capital is principally a result of the reclassification of certain notes payable from long-term liabilities to current liabilities, for amounts becoming due and payable during the next twelve months. These notes have a maturity date of July 12, 2011.  While no assurances can be given, the Company intends to meet its maturing debt obligations through one or a combination of methods, including payment  using internally generated cash, cash derived from the exercise of certain expiring warrants, and restructuring or replacement of such debt.  The consequence of such efforts is either an elimination of the debt, reclassifications of such indebtedness to long-term debt on the Company's balance sheet, or some combination thereof.

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

NOTE 4.                    STOCK-BASED COMPENSATION

    The Company has agreements with a number of employees to issue stock grants vesting over 3-10 year terms. The vested portions of these grants are to be paid on each anniversary of the grant dates.  Total shares under these agreements vesting and payable annually to employees are 209,166.  The stock grant agreements were dated effective between November 2, 2007 and February 17, 2011.

NOTE 5.                      OUTSTANDING STOCK OPTIONS

    The following tables summarize information about fixed stock options and warrants outstanding and exercisable at March 31, 2011:

	Options and Warrants			Options and Warrants
	Outstanding			Exercisable
	at March 31, 2011			at March 31, 2011

		Weighted
	Number	average	Weighted	Number	Weighted
	Outstanding at	remaining	average	Exercisable at	average
Range of	March 31,	contractual	exercise	March 31,	exercise
exercise prices	2011	life (years)	price	2011	price
Options
$1.50 - 2.50	14,880	2.34	$1.76	14,880	$1.76
Warrants
$1.80 - 4.00	639,876	0.69	$3.62	639,876	$3.62
	654,756			654,756

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

Effective June 30, 2010 the Company authorized the issuance and right to sell Series B Convertible Preferred Stock. Effective June 30, 2010, the Company entered into a Stock Purchase Agreement with certain holders of the aforementioned promissory notes of the Company aggregating approximately $4.1 million (the “Notes”), pursuant to which incurred a subscription payable for the future issuance of 411,927 shares of its newly created Series B Convertible Preferred Stock, $0.01 per share ("Series B Preferred"), in consideration for the surrender and termination of such Notes. The purchase price for the Series B Preferred was $10.00 per share. The Stock Purchase Agreement contains various standard terms and conditions. Due to the timing of the filing of the certificate of designation for the Series B Preferred, this conversion was recorded as a subscription payable at June 30, 2010, although the Series B Preferred were issued on July 30, 2010. The amounts of the related party promissory notes, subscriptions payable and Series B Preferred shares issued in satisfaction of the subscriptions payable are presented as follows:

	Balance of 12% Notes Payable at Conversion	Subscription Payable at 6/30/2010	Shares Issued in Satisfaction of Subscription Payable
Riverview Financial Corp1	$3,496,259	$3,496,259	349,626
Robert Allen2	523,014	523,014	52,301
Julie Fields3	100,000	100,000	10,000
	$4,119,273	$4,119,273	411,927

1Riverview Financial Corp is controlled by Randy Fields, the Company’s Chief Executive Officer.
2Mr. Allen is a director of the Company.
3Ms. Fields is the spouse of Randy Fields, the Company’s Chief Executive Officer.

On January 12, 2009, the Company entered into a Purchase Agreement with Robert W. Allen, pursuant to which the Company issued a Subordinated Promissory Note to Mr. Allen in the principal amount of $523,013.70 (the “Allen Note”). The Allen Note was issued by the Company to replace the promissory note issued to Mr. Allen on September 2, 2008 in the principal amount of $500,000. The Company and Mr. Allen extended the maturity date of the original note to January 12, 2009, from its original maturity date, December 1, 2008. The principal amount of the Allen Note reflects the principal amount of the original note issued to Mr. Allen, plus accrued interest of $23,013.70. The Allen Note bore interest computed at a rate of twelve percent (12%) per annum, and was due and payable on the earlier to occur of July 12, 2011 or upon an event of default. In addition to the Allen Note, Mr. Allen was issued 116,667 shares of the Company’s Common Stock in consideration for the exchange of the original note. Effective June 30, 2010 the Company incurred a subscription payable for the issuance of 52,301 shares of Series B Convertible Preferred Stock in consideration for the surrender and termination of the note.

On April 1, 2009, the Company issued a Subordinated Promissory Note to Riverview in the principal amount of $620,558.53 (“New Note”). The New Note was issued in consideration for the cancellation of the promissory note, dated September 2, 2008, issued by the Company to Riverview in the original principal amount of $1,500,000 (the “Old Note”), which principal amount was reduced by $1.0 million as a result of a payment made to Riverview by the Company on February 3, 2009. The New Note includes accrued but unpaid interest under the Old Note of $80,171.84, certain fees owed to Riverview by the Company in the amount of $35,123.68 for guaranteeing amounts owed by the Company under a line of credit with a bank, and $5,263.01 representing certain late fees owed Riverview by the Company resulting from the failure by the Company to pay certain amounts to Riverview under the terms of a Services Agreement between the Company and Riverview, dated July 1, 2005, described above. The New Note, which bore interest computed at a rate of twelve percent (12%) per annum, was due on the earlier of September 30, 2011 or upon an event of default. On June 30, 2010 Riverview Financial assumed from the Company the $2,875,701 line of credit with a Bank guaranteed by Riverview Financial. Effective June 30, 2010 the Company incurred a subscription payable for the issuance of 349,626 shares of Series B Preferred in consideration for the surrender and termination of the Note and consideration for the assumption of the line of credit.

On April 1, 2009, the Company issued a Subordinated Promissory Note to Julie Fields, spouse of CEO Randy Fields, in the principal amount of $100,000 (the “J. Fields Note”). The New Note was issued in consideration for the cancellation of the promissory note, dated December 24, 2008, issued by the Company to Mrs. Fields in the original principal amount of $200,000 (Mrs. Fields purchased the note originally held by Robert Hermanns issued on September 2, 2008), which principal amount was reduced by $100,000 as a result of a payment made to Mrs. Fields by the Company on March 6, 2009. The J. Fields Note bore interest computed at a rate of twelve percent (12%) per annum, and was due and payable on the earlier to occur of March 31, 2010 or upon an event of default. In addition to the J. Fields Note, Mrs. Fields was issued 30,667 shares of the Company’s Common Stock in consideration for the exchange of the original note. Effective June 30, 2010 the Company incurred a subscription payable for the issuance of 10,000 shares of Series B Convertible Preferred Stock in consideration for the surrender and termination of the note.

NOTE 7.                      PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and consist of the following as of:

	March 31, 2011
	(unaudited)	June 30, 2010
Computer equipment	$1,683,202	$1,641,669
Furniture and fixtures	314,823	313,803
Leasehold improvements	141,043	139,693
	2,139,068	2,095,165
Less accumulated depreciation and amortization	(1,732,680)	(1,550,589)
	$406,388	$544,576

NOTE 8.                      CAPITALIZED SOFTWARE COSTS

    Capitalized software costs consist of the following as of:
	March 31, 2011
	(unaudited)	June 30, 2010
Capitalized software costs	$579,339	$2,246,077
Less accumulated amortization	(177,384)	(1,964,391)
	$401,955	$281,686

    For current year presentation at March 31, 2011, costs capitalized and fully amortized have been removed.

NOTE 9.                      ACCRUED LIABILITIES

    Accrued liabilities consist of the following as of:
	March 31, 2011
	(unaudited)	June 30, 2010
Accrued compensation	$206,834	$370,035
Unclaimed consideration related to Prescient Merger	263,714	263,714
Accrued stock grants	332,647	268,166
Accrued dividends	87,010	83,752
Accrued interest	28,310	39,532
Other accrued liabilities	44,778	211,071
Accrued board compensation	15,000	15,000
Accrued legal fees	-	34,948
	$978,293	$1,286,218

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

    Included in the balance at March 31, 2011 are nominal amounts of income tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred income tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective income tax rate but would accelerate the payment of cash to the income taxing authority to an earlier period.

    The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the three and nine months ended March 31, 2011 and 2010, the Company did not recognize any interest or penalties.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010.

Revenues

	Fiscal Quarter Ended March 31,
	2011	2010	Variance	Percent
Subscription	$1,700,022	$1,530,729	$169,293	11.06%
Maintenance	521,402	588,007	(66,605)	-11.33%
Professional services and other revenue	180,026	324,318	(144,292)	-44.49%
Software licenses	85,260	525,120	(439,860)	-83.76%
Total revenues	$2,486,710	$2,968,174	$(481,464)	-16.22%

    Total revenues were $2,486,710 and $2,968,174 for the three months ended March 31, 2011 and 2010, respectively, a 16.22% decrease.  This $481,464 decrease in total revenues is due to an decrease in maintenace revenues of $66,605, a decrease in professional services and other revenue of $144,292 and software licenses revenue of $439,860, partially offset by a $169,293 increase in subscription revenue.  Management believes that, as a percentage of total revenue, subscription revenue will increase and license revenue will decrease, as the Company continues its emphasis of marketing its services based on the SaaS model.

Subscription Revenue

    Subscription revenues were $1,700,022 and $1,530,729 for the three months ended March 31, 2011 and 2010, respectively, an increase of 11.06% in the three months ended March 31, 2011 when compared with the three months ended March 31, 2010.  The net increase of $169,293 is principally due to (i) the increase of subscription customers added to the Company’s customer base which contributed approximately $174,000 of new subscription revenue, (ii) a $100,000 increase attributable to the growth of existing retailer and supplier subscriptions. The increase in subscription revenue was partially offset by a decrease of approximately $102,000 resulting from the non-renewal of existing customers primarily due to bankruptcy or acquisitions.  The Company continues to focus its strategic initiatives on increasing the number of retailers, suppliers and manufacturers that use its software on a subscription basis, as well as contracting with suppliers (“spokes”) to connect to our retail customers (“hubs”) signed up in previous quarters, therefore leveraging our “hub and spoke” business model. The Company's named supplier connection pipeline increased to 670 connections as of March 31, 2011.  While management believes that marketing its suite of software solutions as a renewable and recurring subscription is an effective strategy, it cannot be assured that subscribers will renew the service at the same level in future years, propagate services to new categories, or recognize the need for expanding the service offering of the Company’s suite of actionable products and services.

Maintenance Revenue

    Maintenance and support revenues were $521,402 and $588,007 for the three months ended March 31, 2011 and 2010, respectively, a decrease of 11.33% in the three months ended March 31, 2011 compared with the three months ended March 31, 2010.  The net decrease of $66,605 is principally due to (i) the non renewal of maintenance contracts resulting in a reduction of maintenance revenue of $98,000. This decrease in revenue was partially offset by the addition of approximately $16,000 in new maintenance revenue and approximately $18,000 of net increases to existing customers.  Large one-time license sales and associated maintenance is expected to continue to decline over time. The decrease in maintenance revenue is due to the Company's emphasis on subscription based sales. While management believes maintenance and support services are essential to its customers, due to macroeconomic conditions, business combinations, and the historical reliability of the Company’s suite of products, from time to time, customers may not perceive the ongoing value of paying for maintenance when the frequency of maintenance activities needed by a customer becomes infrequent.

Professional Services and Other Revenue

    Professional services and other revenue were $180,026 and $324,318 for the three months ended March 31, 2011 and 2010, respectively, a decrease of 44.49%.  The $144,292 decrease in professional services revenue for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010 is due to several large customer implementations that occurred during the prior year period.  Management believes that professional services may experience periodic fluctuations as a result of (i) timing of implementations, (ii) scope of services to be provided, (iii) size of the retailer or supplier, or (iv) the Company’s analytics offerings and change-management services becoming a natural addition to its software as a service (SaaS) product suite.

Software Licenses Revenue

    Software licenses revenues were $85,260 and $525,120 for the three months ended March 31, 2011 and 2010, respectively, a decrease of 83.76%.  The $439,860 decrease in license revenue for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010 is primarily due to a non-recurring license sale related to certain of the Company's patents that occurred in the prior year.  Management believes that it is difficult to predict and forecast future software license sales.  While the Company continues its emphasis on the sale of subscription based services, large one-time license sales and associated maintenance is expected to continue to decline over time. The Company has not eliminated the sale of its suite of products on a license basis and from time to time it will sell additional licenses to new or existing customers; however, it is difficult to ascertain the timing or the amount of the license.

Cost of Services and Product Support

	Fiscal Quarter Ended		Variance
	March 31,
	2011	2010	Dollars	Percent
Cost of services and product support	$1,094,229	$1,003,907	$90,322	9.00%
Percent of total revenues	44%	34%

    Cost of services and product support was $1,094,229 and $1,003,907 for the three months ended March 31, 2011 and 2010, respectively, a 9.00 % increase in the three months ended March 31, 2011 compared with the three months ended March 31, 2010.  This increase of $90,322 for the quarter ended March 31, 2011 when compared with the same period ended March 31, 2010 is principally due to (i) a $77,000 increase related to employee stock grants and other stock-based compensation, (ii) an increase of $17,600 from the use of contractors and outside consulting support, and (iii) a $2,500 increase in travel related expenses.  These increases were partially offset by (i) a $6,500 comparative decrease resulting from a decrease in hardware and software maintenance and support contracts.

Sales and Marketing Expense

	Fiscal Quarter Ended		Variance
	March 31,
	2011	2010	Dollars	Percent
Sales and marketing	$690,804	$743,473	$(52,669)	-7.08%
Percent of total revenues	28%	25%

    Sales and marketing expenses were $690,804 and $743,473 for the three months ended March 31, 2011 and 2010, respectively, a 7.08% decrease.  This $52,669 decrease over the comparable quarter was primarily the result of (i) a decrease of approximately $167,000 in non-employee commissions primarily related to the non-recurring sale of certain of the Company's patents in the prior year, (ii) a $27,500 decrease in recruiting fees, (iii) a decrease of $12,500 in travel and related expenditures. These decreases were partially offset by (i) an increase of approximately $56,000 in payroll and related expenses associated with a net increase of four additional sales staff hired during the quarter ended March 31, 2011 in anticipation of future revenue growth attributable to supplier subscriptions; (ii) an increase in bonuses, stipends, and commission expenses of $34,400; (iii) an increase of approximately $13,000 in training related expenditures; (iv) an increase of approximately $16,300 in advertising, marketing and tradeshow related expenses; and (iv) a $35,200 increase in contractor and outside consulting support.

General and Administrative Expense

	Fiscal Quarter Ended		Variance
	March 31,
	2011	2010	Dollars	Percent
General and administrative	$668,081	$721,743	$(53,662)	-7.44%
Percent of total revenues	27%	24%

    General and administrative expenses were $668,081 and $721,743 for the three months ended March 31, 2011 and 2010, respectively, a 7.44% decrease in the three months ended March 31, 2011 compared with the three months ended March 31, 2010.  This $53,662 decrease when comparing expenditures for the quarter ended March 31, 2011 with the same period ended March 31, 2010 is principally due to (i) a decrease of $55,000 in rent, utilities, building maintenance and other facilities related expenses, (ii) a $95,000 decrease in professional fees, (iii) a $21,000 decrease in bad debt due to increased collection efforts. These decreases are partially offset by (i) an approximate $52,000 increase in stock-based compensation expense of certain employees and board members that are based on multi-year vesting schedules, (ii) a $25,500 increase in salary, employee relations, employee benefits and insurance, (iii) a $37,000 increase in travel and investor relations related expenditures, and (iv) a $6,000 increase in bank charges and miscellaneous expenses.

Depreciation and Amortization Expense

	Fiscal Quarter Ended		Variance
	March 31,
	2011	2010	Dollars	Percent
Depreciation and amortization	$199,005	$207,273	$(8,268)	-3.99%
Percent of total revenues	8%	7%

    Depreciation and amortization expenses were $199,005 and $207,273 for the three months ended March 31, 2011 and 2010, respectively, a decrease of 3.99% in the three months ended March 31, 2011 compared with the three months ended March 31, 2010.  This decrease of $8,268 for the quarter ended March 31, 2011 when compared to the quarter ended March 31, 2010 is primarily due to a decrease in depreciation as a result of full depreciation of certain capital assets.

Other Income and Expense
	Fiscal Quarter Ended		Variance
	March 31,
	2011	2010	Dollars	Percent
Interest expense	$80,643	$168,569	$87,926	-52.16%
Percent of total revenues	3%	6%

    Net interest expense was $80,643 and $168,569 for the three months ended March 31, 2011 and 2010, respectively.  This $87,926 decrease is principally due to a decrease in interest expense resulting from the conversion of certain notes payable to Series B Convertible Preferred Stock in fiscal year-end 2010.

Dividends on Preferred Stock
	Fiscal Quarter Ended		Variance
	March 31,
	2011	2010	Dollars	Percent
Dividends on preferred stock	$205,412	$81,454	$123,958	152.18%
Percent of total revenues	8%	3%

    Dividends accrued on the Company’s Series A Preferred and Series B Preferred was $205,412 and $81,454 for the three months ended March 31, 2011 and 2010, respectively.  The $123,958 increase in accrued dividends is principally the result of the conversion of certain notes payable into Series B Preferred in July 2010.  Holders of Series A Preferred are entitled to a 5.00% annual dividend payable quarterly in either cash or additional Series A Preferred at the option of the Company with fractional shares paid in cash.

    Dividends accrued on the Series B Preferred were $123,578 for the three months ended March 31, 2011.   Holders of Series B Preferred are entitled to a 12.00% annual dividend payable quarterly in cash.

Comparison of the Nine Months Ended March 31, 2011 to the Nine Months Ended March 31, 2010.

Revenues
	Nine Months Ended March 31,		Variance
	2011	2010	Dollars	Percent
Subscription	$4,844,914	$4,401,921	$442,993	10.06%
Maintenance	1,674,353	1,916,693	(242,340)	-12.64%
Professional services and other revenue	732,459	1,083,271	(350,812)	-32.38%
Software licenses	547,979	754,810	(206,831)	-27.40%
Total revenues	$7,799,705	$8,156,695	$(356,990)	-4.38%

    Total revenues were $7,799,705 and $8,156,695 for the nine months ended March 31, 2011 and 2010, respectively, a 4.38% decrease.  This $356,990 decrease in total revenues is principally due to a $242,340 decrease in maintenance revenue, a $350,812 decrease in professional services and other revenue and a decrease of $206,831 in software licenses revenues, offset by an increase in subscription revenues of $442,993.  Management believes that, as a percentage of total revenue, subscription revenue will increase and license revenue will decrease, as the Company continues its emphasis of marketing its services based on the SaaS model.

Subscription Revenue

    Subscription revenues were $4,844,914 and $4,401,921, for the nine months ended March 31, 2011 and 2010 respectively, an increase of 10.06% in the nine months ended March 31, 2011 when compared with the nine months ended March 31, 2010.  The $442,993 increase is principally due to (i) the increase of subscription customers added to the Company’s customer base which contributed approximately $465,000 of new subscription revenue, (ii) a $51,500 increase attributable to the growth of existing retailers, and (iii) growth of existing supplier subscriptions of approximately $218,500.  The increase in subscription revenue was partially offset by a decrease of approximately $291,000 resulting from the non-renewal of existing customers primarily related to bankruptcy or acquisitions.  The Company continues to focus its strategic initiatives on increasing the number of retailers, suppliers and manufacturers that use its software on a subscription basis, as well as contracting with suppliers (“spokes”) to connect to our retail customers (“hubs”) signed up in previous quarters, therefore leveraging our “hub and spoke” business model. The Company's named supplier connection pipeline increased to 670 connections as of March 31, 2011.  While management believes that marketing its suite of software solutions as a renewable and recurring subscription is an effective strategy, it cannot be assured that subscribers will renew the service at the same level in future years, propagate services to new categories, or recognize the need for expanding the service offering of the Company’s suite of actionable products and services.

Maintenance Revenue

    Maintenance revenues were $1,674,353 and $1,916,693 for the nine months ended March 31, 2011 and 2010, respectively, a decrease of 12.64% in the nine months ended March 31, 2011 compared with the nine months ended March 31, 2010.  The net decrease of $242,340 is principally due to (i) the non renewal of maintenance contracts resulting in a reduction of maintenance revenue of $276,000, partially offset by increases in annual maintenance of $11,000 and new maintenance contracts of $23,000. Large one-time license sales and associated maintenance is expected to continue to decline over time. The decrease in maintenance revenue is due to the Company's emphasis on subscription based sales. While management believes maintenance and support services are essential to its customers, due to macroeconomic conditions, business combinations, and the historical reliability of the Company’s suite of products, from time to time, customers may not perceive the ongoing value of paying for maintenance when the frequency of maintenance activities needed by a customer becomes infrequent.

Professional Services and Other Revenue

    Professional services and other revenue were $732,459 and $1,083,271 for the nine months ended March 31, 2011 and 2010, respectively, a decrease of 32.38%.  The $350,812 decrease in professional services revenue for the nine months ended March 31, 2011 when compared to the nine months ended March 31, 2010 is due to several large customer implementations that occurred during the prior year period.  Management believes that professional services may experience periodic fluctuations as a result of (i) timing of implementations, (ii) scope of services to be provided, (iii) size of the retailer or supplier, or (iv) the Company’s analytics offerings and change-management services becoming a natural addition to its software as a service (SaaS) product suite.

Software Licenses Revenue

    Software licenses revenues were $547,979 and $754,810 for the nine months ended March 31, 2011 and 2010, respectively, a decrease of 27.40%.  The $206,831 decrease in software license revenue for the nine months ended March 31, 2011 when compared to the nine months ended March 31, 2010 is due to non-recurring license sales that contributed a net increase of approximately $286,000 in revenue, offset by a non-recurring license sale related to certain of the Company's patents of $490 000 that occurred in the prior year. Management believes that it is difficult to predict and forecast future software license sales.  While the Company continues its emphasis on the sale of subscription based services, large one-time license sales and associated maintenance is expected to continue to decline over time. The decrease in license revenue is due to the Company's emphasis on subscription based sales.  The Company has not eliminated the sale of its suite of products on a license basis and from time to time it will sell additional licenses to new or existing customers; however, it is difficult to ascertain the timing or the amount of the license.

Cost of Services and Product Support

	Nine Months Ended		Variance
	March 31,
	2011	2010	Dollars	Percent
Cost of services and product support	2,894,630	$2,912,036	$(17,406)	-0.60%
Percent of total revenues	37%	36%

    Cost of services and product support was $2,894,630 and $2,912,036 for the nine months ended March 31, 2011 and 2010, respectively, a 0.60 % decrease in the nine months ended March 31, 2011 compared with the nine months ended March 31, 2010.  This decrease of $17,406 for the nine months ended March 31, 2011 when compared with the same period ended March 31, 2010 is principally due to (i) a $197,000 decrease related to software development costs capitalized in the current period with less corresponding capitalization in the prior period, (ii) a decrease of $18,600 in travel and related expenses, (iii) a decrease of $73,000 from the reduced use of contractors and outside consulting support and the conversion of certain contractors to employee status, and (iv) a $28,000 decrease related to refinance of certain operating leases, and the non-renewal of equipment rental due to more efficient use of existing computer hardware for product support. These decreases were partially offset by (i) a $98,000 comparative increase resulting from prior year network costs, negotiated vendor credits, and other expenses related to the closure of a data center and (ii) an approximate increase of $160,000 in stock-based compensation.

Sales and Marketing Expense

	Nine Months Ended		Variance
	March 31,
	2010	2009	Dollars	Percent
Sales and marketing	2,048,339	1,877,405	$170,934	9.10%
Percent of total revenues	26%	23%

    Sales and marketing expenses were $2,048,339 and $1,877,405 for the nine months ended March 31, 2011 and 2010, respectively, a 9.10 % increase.  This $170,934 increase over the nine months ended March 31, 2010 was primarily the result of (i) an increase of approximately $167,000 in salary, stock-based compensation and commission expenses primarily related to the non-recurring sale of certain of the Company's patents in the prior year, (ii) an increase of approximately $43,000 in travel and related expenditures, (iii) a $68,600 increase in public relations, advertising, marketing and tradeshow expenses, (iv) a $106,000 increase in contractor expenses, (v) a $30,700 increase in employee benefit and training expenses, and (vi) and a $5,000 increase in computer and other miscellaneous expenses. These increases are offset by decreases of approximately (i) $86,000 in recruiting expenses and (ii) $163,000 in non-employee commissions primarily related to the sale of a patent license in the prior year.

General and Administrative Expense

	Nine Months Ended		Variance
	March 31,
	2011	2010	Dollars	Percent
General and administrative	$2,380,896	$2,041,192	$339,704	16.64%
Percent of total revenues	31%	25%

    General and administrative expenses were $2,380,896 and $2,041,192 for the nine months ended March 31, 2011 and 2010, respectively, a 16.64 % increase in the nine months ended March 31, 2011 compared with the nine months ended March 31, 2011.  This $339,704 increase when comparing expenditures for the nine months ended March 31, 2010 with the same period ended March 31, 2010 is principally due to (i) a $156,500 increase in stock-based compensation expense of certain employees and board members  that are based on multi-year vesting schedules, (ii) a $86,500 increase in salary, employee benefits, employee relations and insurance, (iii) the settlement of a lawsuit through the combination of cash and equity, (iv) a $17,700 increase in estimated state income tax payments, (v) a $53,000 increase in investor relations and other professional fees and (vi) a $17,500 increase in computer equipment purchases.  These increases were partially offset by (i) a $160,000 decrease in bad debt expense, (ii) a $150,500 decrease in rent expense related to the closure and non renewal of lease contracts for office facilities related to the Prescient Merger.

Depreciation and Amortization Expense

	Nine Months Ended		Variance
	March 31,
	2011	2010	Dollars	Percent
Depreciation and amortization	$575,611	$617,312	$(41,701)	-6.76%
Percent of total revenues	7%	8%

    Depreciation and amortization expenses were $575,611 and $617,312 for the nine months ended March 31, 2011 and 2010, respectively, a decrease of 6.76 % in the nine months ended March 31, 2011 compared with the nine months ended March 31, 2010.  This decrease of $41,701 for the nine months ended March 31, 2011 when compared to the nine months ended March 31, 2010 is due to a decrease in amortization expense as a result of the full amortization of the ScoreTracker platform, which is included in capitalized software costs, in fiscal year 2010, partially offset by the start of Ops Expert amortization in the current year.

Other Income and Expense

	Nine Months Ended		Variance
	March 31,
	2011	2010	Dollars	Percent
Gain on refinance of note payable	$-	$43,811	$(43,811)	-100.00%
Other gains	-	24,185	(24,185)	-100.00%
Interest expense	(263,820)	(553,161)	289,341	52.31%
Total other income and expense	$(263,820)	$(485,165)	$221,345	45.62%

Percent of total revenues	2011	2010
Gain on refinance of note payable	N/A	0.54%
Other gains	N/A	0.30%
Interest expense	-3.38%	-6.78%

    Net interest expense was $263,820 and $553,161 for the nine months ended March 31, 2011and 2010, respectively.  This $289,341 decrease is principally due to a decrease in interest expense resulting from the conversion of certain notes payable to Series B Preferred in July 2010.  There were no gains on refinance of note payable or other gains during the nine months ended March 31, 2011.

Dividends on Preferred Stock

	Nine Months Ended		Variance
	March 31,
	2011	2010	Dollars	Percent
Dividends on preferred stock	$619,483	$245,684	$373,799	152.15%
Percent of total revenues	8%	3%

    Dividends on the Company’s Series A Preferred and Series B Preferred were $619,483 and $245,684 for the nine months ended March 31, 2011 and 2010, respectively. This $373,799 increase in dividends on preferred stock is principally the result of the conversion of certain notes payable into Series B Preferred in July 2010, which resulted in $370,000 of dividends on preferred stock in the period ended March 31, 2011. Holders of the Series A Preferred are entitled to a 5.00% annual dividend payable quarterly in either cash or additional Series A Preferred at the option of the Company with fractional shares paid in cash.

    Dividends accrued on the Series B Preferred were $370,735 for the nine months ended March 31, 2011.  Holders of Series B Preferred are entitled to a 12.00% annual dividend payable quarterly in cash.

Financial Position, Liquidity and Capital Resources

    We believe our existing cash and short-term investments, together with funds generated from operating activities, will be sufficient to fund operating and investment requirements for at least the next twelve months, in addition to our debt service requirements. Our future capital requirements will depend on many factors, including our rate of revenue growth and expansion of our sales and marketing activities, the timing and extent of spending required for research and development efforts, the continuing market acceptance of our products, and our ability to restructure certain of our notes payable.  Although the Company anticipates that available cash resources will be sufficient to meet its working capital and debt service requirements, no assurances can be given. To the extent that available funds are insufficient to fund our future activities, or satisfy our short-term debt service requirements, or in the event we are unable to restructure certain notes payable, we may need to raise additional funds through public or private equity or debt financings.  Additional equity or debt financing may not be available on terms favorable to us, in a timely fashion or at all.

    We have historically funded our operations with cash from operating activities, equity financings and debt borrowings. As set forth below, cash and cash equivalents was $1,270,492 and $694,792 at March 31, 2011, and March 31, 2010, respectively. This increase from March 31, 2010 to March 31, 2011 was the result of increased collections from existing customers, and expansion of customer base.

	As of March 31,		Variance
	2011	2010	Dollars	Percent
Cash and Cash Equivalents	$1,270,492	$694,792	$575,700	82.86%

Net Cash Flows from Operating Activities

	Nine Months Ended March 31,		Variance
	2011	2010	Dollars	Percent
Cash provided by operating activities	$911,153	$251,457	$659,696	262.35%

    Net cash provided by operating activities for the nine months ended March 31, 2011 was $911,153 compared to net cash provided by operating activities of $251,457 for the nine months ended March 31, 2010. The $659,696 increase in net cash flows provided by operating activities for the nine months ended March 31, 2011 when compared to the nine months ended March 31, 2010 was primarily the result of a $375,000 in stock issued for litigation settlement, as well as an increase of $284,000 in stock compensation expense. In addition there was a decrease of (i) $451,000 in the change in trade receivables, (ii) $386,500 in the change in unbilled receivables, (iii) a $189,000 increase in the change in accounts payable, and (iv) a $117,800 increase in the change in deferred revenue. These increases were offset by a (i) $587,000 decrease in net income, (ii) a $41,700 decrease in depreciation and amortization, (iii) a $160,000 decrease in bad debt expense, (iv) a $160,000 decrease in the change in prepaids and other assets, and (v) a $261,500 decrease in the change in accrued liabilities.

Net Cash Flows from Investing Activities

	Nine Months Ended March 31,		Variance
	2011	2010	Dollars	Percent
Cash used in investing activities	$(240,955)	$(64,741)	$(176,214)	272.18%

    Net cash used in investing activities for the nine months ended March 31, 2011 was $240,955 compared to net cash used in investing activities of $64,741 for the nine months ended March 31, 2010.  This $176,214 increase in cash used in investing activities for the nine months ended March 31, 2011 when compared to the same period in 2010 was the result of $197,000 of capitalization of software development costs, partially offset by a $21,000 decrease in purchases of property and equipment.

Net Cash Flows from Financing Activities

	Nine Months Ended March 31,		Variance
	2011	2010	Dollars	Percent
Cash used in financing activities	$(557,137)	$(148,203)	$(408,934)	275.93%

    Net cash used in financing activities totaled $557,137 for the nine months ended March 31, 2011 when compared to cash flows used in financing activities of $148,203 for the nine months ended March 31, 2010. The change in net cash used in financing activities is attributable to (i) a $400,000 increase in lines of credit that occurred during the nine months ended March 31, 2010 with no corresponding amount in the period ended March 31, 2011, and (ii) the payment of $247,156 of dividends on the Series B Preferred during the nine months ended March 31, 2011. These were partially offset by (i) a decrease in principal payment on notes payable and capital leases of $21,700, (ii) $140,800 in proceeds from the issuance of common stock that occurred in the nine months ended March 31, 2011, and (iii) a $75,700 increase in proceeds from the exercise of warrants.

Working Capital

    At March 31, 2011, the Company had negative working capital of $3,194,998 when compared with negative working capital of $1,936,533 at June 30, 2010.  This $1,258,455 decrease in working capital is principally a result of the reclassification of certain notes payable from long-term liabilities to current liabilities, for amounts becoming due and payable during the next twelve months. These notes have a maturity date of July 12, 2011.

	As of March 31,	As of June 30,	Variance
	2011	2010	Dollars	Percent
Current assets	$2,748,021	$2,787,811	$(39,790)	-1.43%

    Current assets as of March 31, 2011 totaled $2,748,021, a decrease of $39,790 when compared to $2,787,811 as of June 30, 2010.  This 1.43 % decrease in current assets is due primarily to a $323,500 decrease in unbilled receivables, partially offset increases of (i) $113,000 in cash and cash equivalents, (ii) $10,300 in receivables, and (iii) $160,400 in prepaid expenses and other current assets.

	As of March 31,	As of June 30,	Variance
	2011	2010	Dollars	Percent
Current liabilities	$5,943,009	$4,724,344	$1,218,665	25.80%

    Current liabilities totaled $5,943,009 as of March 31, 2011 as compared to $4,724,344 as of June 30, 2010.  The $1,218,665 comparative increase in current liabilities is principally due to the reclassification of certain notes payable from long-term liabilities to current liabilities, for amounts becoming due and payable during the next twelve months. These notes have a maturity date of July 12, 2011.

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

    Our exposure to interest rate changes related to borrowing has been limited by the use of fixed rate borrowings on the majority of our outstanding debt, and we believe the effect, if any, or reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.  At March 31, 2011, the debt portfolio was composed of approximately 16% variable-rate debt and 84% fixed-rate debt.

	March 31, 2011	Percent of
	(unaudited)	total debt
Fixed rate debt	$3,258,992	84.45%
Variable rate debt	600,000	15.55%
Total debt	$3,858,992	100.00%

    The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2011:

Cash and Cash Equivalents:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$1,270,492	.03%
Money market funds	-
Certificates of deposit	-
Total cash and cash equivalents	$1,270,492

ITEM 4.                      CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

    We are from time to time involved in various legal proceedings incidental to the conduct of our business. We do not have any currently ongoing legal proceedings at this time.

ITEM 1A.                    RISK FACTORS

    There were no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2010.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.                      OTHER INFORMATION

None.

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

Date: May 10, 2011	PARK CITY GROUP, INC

By: /s/ Randall K. Fields
Randall K. Fields Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: May 10, 2011	By /s/ David Colbert
David Colbert Chief Financial Officer (Principal Financial and Accounting Officer)