Form 10-K
period 2011-06-30
PARK CITY GROUP INC
filed 2011-09-13
CIK 50471

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011
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
☒Yes     ☐No

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

☐Yes   ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as of June 30, 2011, which is the last business day of the registrant’s most recently completed fiscal year, was approximately $22,860,000 (at a closing price of $4.75 per share).

As of September 13, 2011, 11,657,901 shares of the Company’s $.01 par value common stock were outstanding.

TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-K
YEAR ENDED JUNE 30, 2011

PART 1
Item 1.	Description of Business	1
Item 1A.	Risk Factors	9
Item 2.	Properties	19
Item 3.	Legal Proceedings	19

PART II
Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 8.	Financial Statements and Supplementary Data	33
Item 9A.	Controls and Procedures	33
Item 9B.	Other Information	34

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	35
Item 11.	Executive Compensation	35
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35
Item 13.	Certain Relationships and Related Transactions, and Director Independence	35
Item 14.	Principal Accounting Fees and Services	35

PART IV
Item 15.	Exhibits, Financial Statement Schedules	36
	Signatures

	Report of Independent Registered Public Accounting Firm
	Consolidated Balance Sheets as of June 30, 2011 and 2010
	Consolidated Statements of Operations for the Years Ended June 30, 2011 and 2010
	Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended June 30, 2011 and 2010
	Consolidated Statements of Cash Flows for the Years Ended June 30, 2011 and 2010
	Notes to Consolidated Financial Statements

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

Disclaimer

In this Annual Report on Form 10-K, unless otherwise stated, or the context otherwise requires, reference to the terms “we”, the “Company”, “Park City Group” or “Prescient” refer to the Park City Group, Inc., a Delaware corporation, as well as to Park City Group, Inc.,  a Nevada corporation.  The stock trades under the symbol PCYG.

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

On July 25, 2002, Fields Technologies, Inc. changed its name from Fields Technologies, Inc. to Park City Group, Inc., through a merger with Park City Group, Inc., a Nevada corporation, which was organized for that purpose and was also the surviving entity in the merger.  Therefore, both the parent-holding company (Nevada) and its operating subsidiary (Delaware) are named Park City Group, Inc.  Park City Group, Inc. (Nevada) has no other business operations other than in connection with its subsidiaries, including Prescient.

On January 13, 2009, the Company acquired 100% of Prescient Applied Intelligence, Inc (“Prescient”).  Prescient is a leading provider of on-demand solutions for the retail marketplace, including both retailers and suppliers.  Its solutions capture information at the point of sale, provide greater visibility into real-time demand, and turn data into actionable information across the entire supply chain.   As a result of the acquisition of Prescient, revenue has increased substantially, to $10,752,132 for the year ended June 30, 2011, and the Company has increased considerably the number of active software implementations.   The Company’s consolidated financial statements contain the results of operations of Prescient.

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

Suppliers

As stated above, supermarkets and convenience stores are increasingly focused around product and margin mix, improving sales through reduced out of stocks and increasing collaboration with their suppliers.  Suppliers are increasingly pressured by retailers to provide consumer insights, innovative products that differentiate both the supplier and retailer while providing economic incentives or assistance.  Park City Group has solutions enabling suppliers to work with their retail partners to get alignment between their objectives of increasing sales through expanded distribution of their product offering and the objectives of the retailer to increase sales, reduce inventory carrying risk and minimizing out of stocks. Additionally, the Company is able to share the retailer scan sales data to the supplier to assist them in improving forecasts and production planning by leveraging the most reliable demand signal in daily sales by store and item.

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

Solutions and Services

Solutions

The Company’s primary solutions are Scan Based Trading, ScoreTracker, Vendor Managed Inventory, Store Level Replenishment, Enterprise Supply Chain Planning Suite, Fresh Market Manager and ActionManager®, which are designed to aid the retailer and supplier with managing inventory, product mix and labor while improving sales through reduced out of stocks by improving visibility and forecasting.

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

ScoreTracker. Our ScoreTracker solution gives retailers and suppliers a clear view into critical aspects of their supply chain operations so that they can better serve the consumer. Our Visibility solution provides analysis of scan sales data by store, by day, by category.  Retailers and suppliers better understand what is selling, the velocity at which a product is moving, and how profitable it is. In addition, our solution helps analyze shrink and how to use that information to prevent out of stocks.  This tool is provided to retailers and suppliers who provide additional data inputs valuable to operating their business such as routes, returns and credits.  The ScoreTracker solution enables a true collaborative view to the Key Performance Indicators (KPI’s) for both their business.  Park City Group is a “neutral” third party between the trading partners and the retailer and ScoreTracker delivers a “trusted” view to performance and actionable insights with respect to improving sales and item performance and reducing operational and shrink costs.

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

Enterprise Supply Chain Planning Suite (ESCP). Our ESCP suite includes a solution to help users analyze POS data and other demand signals to gain insight into customer demand. Suppliers have visibility into historical data – seasonal events, promotions, and buying trends – to facilitate accurate forecasting. Our software assesses how inventory will be impacted, then calculates recommended stocking levels, considers service level goals, and develops a time-phased replenishment plan.  The solution brings demand data into one place where users can easily manage the complex sets of data and parameters that impact their businesses, including seasonal builds, desired service levels, and manufacturing constraints.  ESCP considers consumption rates and inventory levels and automatically calculates time-phase safety stocks and replenishment quantities while being extremely flexible and can be configured to meet the needs of any company’s supply chain processes.

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

Operations

We currently serve our customers from a third-party data center hosting facility. Along with the Company’s Auditing Standards (SAS) No. 70 certification, the third-party facility is also a SAS No. 70 certified location and is secured by around-the-clock guards, biometric access screening and escort-controlled access, and is supported by on-site backup generators in the event of a power failure. As part of our current disaster recovery arrangements, all of our customers’ data is currently backed-up in near real-time. This strategy is designed to protect our customers’ data and ensure service continuity in the event of a major disaster. Even with the disaster recovery arrangements, our service could be interrupted.

Customers

We sell to business of all sizes.  Our customers primarily include food related consumer goods retailers, suppliers and manufacturers.  However, the Company is opportunistic and will offer its supply chain solutions to non-food consumer goods related companies as well.  None of our retailing or supplier customers accounted for more than ten percent of our revenues in fiscal 2011 or 2010.

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

Customer Support

Our global customer support group responds to both business and technical inquiries from our customers relating to how to use our products and is available to customers by telephone and email. Basic customer support during business hours is available at no charge to customers who purchase certain Company solutions. Premier customer support includes extended availability and additional services, such as an assigned support representative and/or administrator. Premier customer support is available for an additional fee. Additional support services include developer support and partner support.

Competition

The market for the Company’s products and services is very competitive. We believe the principal competitive factors include product quality, reliability, performance, price, vendor and product reputation, financial stability, features and functions, ease of use, quality of support and degree of integration effort required with other systems.  While our competitors are often considerably larger companies in size with larger sales forces and marketing budgets, we believe that our deep industry knowledge and the breadth and depth of our offerings give us a competitive advantage.  Our ability to continually improve our products, processes and services, as well as our ability to develop new products, enables the Company to meet evolving customer requirements. We compete with large enterprise-wide software vendors, developers and integrators, B2B exchanges, consulting firms, focused solution providers, and business intelligence technology platforms.  Our supply chain solution competitors include supply chain vendors, major enterprise resource planning (ERP) software vendors, mid-market ERP vendors, and niche players for VMI and SLR.

Patents and Proprietary Rights

The Company relies on a combination of trademark, copyright, trade secret and patent laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our name. We also enter into confidentiality agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information.

The Company has been awarded nine U.S. patents, eight U.S. registered trademarks and has 37 U.S. copyrights relating to its software technology and solutions. In addition, the Company has two patents currently pending.  The Company has 14 international patents and patent applications pending.  The patents referred to above are continuously reviewed and renewed as their expiration dates come due.  Through an exclusive license agreement, the Company licensed its patent portfolio to an unrelated third party.  While the Company retains ownership and the right to use the licensed patents in connection with its business, the right to enforce the patents has effectively been transferred to the licensee. However, Company policy is to continue to seek patent protection for all developments, inventions and improvements that are patentable and have potential value to the Company and to protect its trade secrets and other confidential and proprietary information.  The Company intends to vigorously defend its intellectual property rights to the extent its resources permit

The Company is not aware of any patent infringement claims against it; however, there are no assurances that litigation to enforce patents issued to the Company to protect proprietary information, or to defend against the Company’s alleged infringement of the rights of others will not occur.  Should any such litigation occur, the Company may incur significant litigation costs, Company resources may be diverted from other planned activities, and while the outcome of any litigation is inherently uncertain, any litigation result may cause a materially adverse effect on the Company’s operations and financial condition. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing our business plan and could require us to alter our technology, change our business methods and/or pay monetary damages or enter into licensing agreements.

Employees

As of September 13, 2011, the Company had 53 employees, including 13 software developers and programmers, 11 sales, marketing and account management employees, 17 software service and support employees, 4 network operations employees and 8 accounting and administrative employees.  During 2011, the Company contracted with 6 programmers and 2 business analysts in India.  The Company is planning to continue to expand its Indian workforce to augment its analytics services offerings, expand its professional services, and to provide additional programming resources.   The employees are not represented by any labor union.

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

The Company’s total liabilities were approximately $8.65 million at June 30, 2011. In addition, in July 2010, approximately $4.1 million of indebtedness was converted into Series B Convertible Preferred Stock (“Series B Preferred”). The Series B Preferred Certificate of Designation was filed on July 21, 2010.  The Series B Preferred are entitled to receive cash dividends out of funds legally available therefore at a rate of 12%, which rate increases to 15% beginning three years after the date of issuance, and 18% beginning five years after the date of issuance.  No assurances can be given that the Company will be able to satisfy its obligations when the same become due and payable, or that the Company will be able to pay the cash dividends on the Series B Preferred.

The Company has incurred losses in the past and there can be no assurance that the Company will achieve profitability in the future.

The Company’s marketing strategy emphasizes sales to clients acquired as a result of the Prescient Merger, sales of subscription based services instead of annual licenses, and contracting with suppliers (“spokes”) to connect to existing retail clients recently acquired by the Company (“hubs”) in connection with management’s recent emphasis on building the base of hubs for which to “connect” suppliers, thereby accelerating future growth. If this marketing strategy fails, revenues and operations will be negatively affected.

For the fiscal year ended June 30, 2011, the Company had a net loss of $205,463 compared to a net income of $176,991, for the fiscal year ended June 30, 2010. There can be no assurance that the Company will return to profitability, or reliably or consistently operate profitably during future fiscal years. If the Company does not operate profitably in the future the Company’s current cash resources will be used to fund the Company’s operating losses.  If this were to continue, in order to continue the Company’s operations, the Company would need to raise additional capital.  Continued losses would have an adverse effect on the long term value of the Company’s common stock and any investment in the Company.  The Company cannot give any assurance that the Company will ever generate significant revenue or have sustainable profits.

The Company’s liquidity and capital requirements will be difficult to predict, which may adversely affect the Company’s cash position in the future.

Historically, the Company has been successful in raising capital when necessary which includes stock issuances, securing loans from its officers, directors, including its Chief Executive Officer and majority stockholder, in order to pay its indebtedness and fund its operations in addition to proceeds collected from sales; however, there can be no assurances that it will be able to do so in the future. The Company anticipates that it will have adequate cash resources to fund its operations and satisfy its debt obligations for at least the next 12 months.  Thereafter, its liquidity and capital requirements will depend upon numerous other factors, including the following:

•	The extent to which management can successfully execute its strategy of contracting with suppliers (spokes) to connect to existing retail clients recently acquired by the Company (hubs);

•	The progress and scope of product evaluations;

•	The ability of the Company to generate sufficient cash flow from operations to satisfy its debt obligations, or otherwise refinance or restructure such indebtedness;

•	The extent of the Company’s ongoing research and development programs; and

•	The costs of developing marketing and distribution capabilities.

If in the future, the Company is required to seek additional financing in order to fund its operations, retire its indebtedness, and otherwise carry out its business plan, there can be no assurance that such financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the Company’s best interests.

Quarterly and Annual operating results may fluctuate, which makes it difficult to predict future performance.

Management expects a significant portion of the Company’s revenue stream to come from the sale of subscriptions, and to a lesser extent, license sales, maintenance and services charged to new customers.  These amounts will fluctuate because predicting future sales is difficult and involve speculation.  In addition, the Company may potentially experience significant fluctuations in future operating results caused by a variety of factors, many of which are outside of its control, including:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers' requirements;
•	the renewal rates for our service;
•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;
•	changes in our pricing policies whether initiated by us or as a result of competition;
•	the cost, timing and management effort for the introduction of new features to our service;
•	the rate of expansion and productivity of our sales force;

•	new product and service introductions by our competitors;
•	variations in the revenue mix of editions or versions of our service;
•	technical difficulties or interruptions in our service;
•
general economic conditions that may adversely affect either our customers' ability or willingness to purchase additional subscriptions or upgrade their service, or delay a prospective customers' purchasing decision, or reduce the value of new subscription contracts, or affect renewal rates;

•	timing of additional investments in our enterprise cloud computing application and platform services and in our consulting service;
•	regulatory compliance costs;
•	the timing of customer payments and payment defaults by customers;
•	extraordinary expenses such as litigation or other dispute-related settlement payments;
•	the impact of new accounting pronouncements; and
•	and the timing of stock awards to employees and the related financial statement impact.

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

To achieve continual and consistent profitable operations on a fiscal year on-going basis, the Company must have significant growth in its revenues from its products and services, specifically subscription-based services.  If the Company is able to achieve significant growth in future subscription sales and expands the scope of its operations, the Company’s management, financial condition, operational capabilities, and procedures and controls could be strained.  The Company cannot be certain that its existing or any additional capabilities, procedures, systems, or controls will be adequate to support the Company’s operations.  The Company may not be able to design, implement, or improve its capabilities, procedures, systems, or controls in a timely and cost-effective manner.  Failure to implement, improve and expand the Company’s capabilities, procedures, systems, or controls in an efficient and timely manner could reduce the Company’s sales growth and result in a reduction of profitability or increase of net losses.

The Company’s officers and directors have significant control over it, which may lead to conflicts with other stockholders over corporate governance.

The Company’s officers and directors, including the Chief Executive Officer, control approximately 45.4% of the Company’s common stock.  The Company’s Chief Executive Officer, Randall K. Fields, individually, controls 40.5% of the Company’s common stock.   Consequently, Mr. Fields, individually, and the Company’s officers and directors, as stockholders acting together, will be able to significantly influence all matters requiring approval by the Company’s stockholders, including the election of directors and significant corporate transactions, such as mergers or other business combination transactions.

The Company’s corporate charter contains authorized, unissued “blank check” preferred stock that can be issued without stockholder approval with the effect of diluting then current stockholder interests.

The Company’s certificate of incorporation currently authorizes the issuance of up to 30,000,000 shares of “blank check” preferred stock with designations, rights, and preferences as may be determined from time to time by the Company’s board of directors.  In June 2007, the Company completed the sale of 584,000 shares of its Series A Convertible Preferred Stock (“Series A Preferred”).  This together with subsequent issuance of paid in kind dividends total 667,955 shares issued and outstanding as of June 30, 2011.  In July 2010, the Company issued 411,927 shares of its Series B Preferred in consideration for the conversion of certain promissory notes totaling approximately $4.1 million. The Company’s board of directors is empowered, without stockholder approval, to issue one or more additional series of preferred stock with dividend, liquidation, conversion, voting, or other rights that could dilute the interest of, or impair the voting power of, the Company’s common stockholders.  The issuance of an additional series of preferred stock could be used as a method of discouraging, delaying, or preventing a change in control.

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

The Company plans to concentrate its future sales efforts towards marketing the Company’s applications and services, and specifically to contract with suppliers (“spokes”) to connect to our existing retail customers (“hubs”) previously signed up by the Company. These applications and services are designed to be highly flexible so that they can work in multiple retail and supplier environments such as grocery stores, convenience stores, specialty retail, and route-based delivery environments.  There is no assurance that the public will accept the Company’s applications and services in proportion to the Company’s increased marketing of this product line, or that the Company will be able to successfully leverage its hubs to increase revenue by connecting suppliers.  The Company may face significant competition that may negatively affect demand for its applications and services, including the public’s preference for the Company’s competitors’ new product releases or updates over the Company’s releases or updates.  If the Company’s applications and services marketing strategies fail, the Company will need to refocus its marketing strategy toward other product offerings, which could lead to increased development and marketing costs, delayed revenue streams, and otherwise negatively affect the Company’s operations.

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

Because these markets are subject to such rapid change, the life cycle of the Company’s products is difficult to predict.  As a result, the Company is subject to the following risks:

•	Whether or how the Company will respond to technological changes in a timely or cost-effective manner;
•
Whether the products or technologies developed by the Company’s competitors will render the Company’s products and services obsolete or shorten the life cycle of the Company’s products and services; and

•	Whether the Company’s products and services will achieve market acceptance.

Interruptions or delays in service from our third-party data center hosting facility could impair the delivery of our service and harm our business.

We currently serve our customers from a third-party data center hosting facility located in the United States. Any damage to, or failure of, our systems generally could result in interruptions in our service. As we continue to add capacity, we may move or transfer our data and our customers' data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

As part of our current disaster recovery arrangements, our production environment and all of our customers' data is currently replicated in near real-time in a separate facility physically located in a different geographic region of the United States. Companies and products added through acquisition may be temporarily served through an alternate facility. We do not control the operation of these facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our service could be interrupted.

If our security measures are breached and unauthorized access is obtained to a customer's data or our data or our information technology systems, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.

Our service involves the storage and transmission of customers' proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise, during transfer of data to additional data centers or at any time, and result in someone obtaining unauthorized access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.

We cannot accurately predict subscription renewal or upgrade rates and the impact these rates may have on our future revenue and operating results.

Our customers have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, customers' ability to continue their operations and spending levels, and deteriorating general economic conditions. If our customers do not renew their subscriptions for our service or reduce the level of service at the time of renewal, our revenue will decline and our business will suffer.

Our future success also depends in part on our ability to sell additional features and services, more subscriptions or enhanced editions of our service to our current customers. This may also require increasingly sophisticated and costly sales efforts that are targeted at senior management. Similarly, the rate at which our customers purchase new or enhanced services depends on a number of factors, including general economic conditions. If our efforts to upsell to our customers are not successful, our business may suffer.

Weakened global economic conditions may adversely affect our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. The United States and other key international economies have experienced in the past a downturn in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These conditions affect the rate of information technology spending and could adversely affect our customers' ability or willingness to purchase our enterprise cloud computing services, delay prospective customers' purchasing decisions, reduce the value or duration of their subscription contracts, or affect renewal rates, all of which could adversely affect our operating results.

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

The Company has historically experienced the loss of long term maintenance customers as a result of the reliability of some of its products. Some customers may not see the value in continuing to pay for maintenance that they do not need or use, and in some cases, customers have decided to replace the Company’s applications or maintain the system on their own.  The Company continues to focus on these maintenance clients by providing new functionality and enhancements to meet their business needs.  The Company also may lose some maintenance revenue due to consolidation of industries, macroeconomic conditions, or customer operational difficulties that lead to their reduction of size.  In addition, future revenues will be negatively impacted if the Company fails to add new maintenance customers that will make additional purchases of the Company’s products and services.

The Company faces risks associated with new product introductions.

The Company receives and analyzes market and product data.  Based on this data, the Company may endeavor to develop and commercialize new product offerings.  The following risks apply to potential new product offerings:

•
It may be difficult for the Company to predict the amount of service and technological resources that will be needed by customers of the new offerings, and if the Company underestimates the necessary resources, the quality of its service will be negatively impacted thereby undermining the value of the product to the customer.

•	The Company lacks the experience with these new products and the market acceptance to accurately predict if it will be a profitable product.

•
Technological issues between the Company and the customer may be experienced in capturing data, and these technological issues may result in unforeseen conflicts or technological setbacks when implementing the software. This may result in material delays and even result in a termination of the engagement with the customer.

•	The customer’s experience with the new offerings, if negative, may prevent the Company from having an opportunity to sell additional products and services to that customer.

•
If the customer does not use the product as the Company recommends and fails to implement any needed corrective action(s), it is unlikely that the customer will experience the business benefits from the software and may therefore be hesitant to continue the engagement as well as acquire any additional software products from the Company.

•	Delays in proceeding with the implementation of the new products by a new customer will negatively affect the Company’s cash flow and its ability to predict cash flow.

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

Risks Relating to the Company’s Common Stock

The Company’s common stock may be subject to the “penny stock” rules of the SEC and the trading market in the Company’s securities is limited, which makes transactions in the Company’s stock cumbersome and may reduce the value of an investment in the Company.

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

Although the Company’s common stock is currently quoted on the NYSE American Stock Exchange, there is limited trading activity.  The Company can give no assurance that an active market will develop, or if developed, that it will be sustained.  If you acquire shares of the Company’s common stock, you may not be able to liquidate the Company’s shares should you need or desire to do so.

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

We are, from time to time, involved in various legal proceedings incidental to the conduct of our business. Historically, the outcome of all such legal proceedings has not, in the aggregate, had a material adverse effect on our business, financial condition, results of operations or liquidity.  There are no pending or threatened legal proceedings at this time.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Price History

Our common stock is traded on the NYSE American Stock Exchange under the trading symbol “PCYG.” The following table sets forth the high and low closing sales prices of our common stock for the periods indicated.  The price information contained in the table was obtained from internet sources considered reliable.  Note that such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and the quotations may not necessarily represent actual transactions in the common stock.

	Quarterly Common Stock Price Ranges
	2011		2010
Fiscal Quarter Ended	High	Low	High	Low
September 30	$4.75	$3.50	$2.75	$1.40
December 31	$5.45	$4.45	$3.60	$2.60
March 31	$5.79	$5.35	$3.95	$3.25
June 30	$5.59	$4.03	$4.50	$3.65

Dividend Policy

To date, the Company has not paid dividends on its common stock. Our present policy is to retain future earnings (if any) for use in our operations and the expansion of our business.

The Series A Preferred issued in June 2007 is entitled to receive, out of funds legally available therefore, dividends at a rate of 5%. Prior to June 1, 2010, preferred dividends payable on the Series A Preferred were paid in additional shares of Series A Preferred.  After June 1, 2010, the holders of the Series A Preferred may elect to have future dividends paid in cash in the event that during any sixty (60) trading day period commencing on or after June 1, 2010 the average closing price of the Company’s common stock shall be less than or equal to the Series A Preferred conversion price.

The Series B Preferred issued in July 2010 is entitled to receive, out of funds legally available therefore, dividends at a rate of 12%.  Three years following the date of issuance, dividends payable on the Series B Preferred are paid at the rate of 15% per annum and 18% per annum beginning five years from the date of issuance.  Dividends are payable quarterly in cash.

Holders of Record

At September 13, 2011 there were 689 holders of record of our common stock, and 11,657,901 shares were issued and outstanding.  The number of holders of record and shares issued and outstanding was calculated by reference to the books and records of the Company’s transfer agent.

Issuance of Securities

We issued shares of our common and preferred stock in unregistered transactions during fiscal year 2011. All of the shares of common and preferred stock issued were issued in non-registered transactions in reliance on Section 3(a)(9) and/or Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and were reported in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K filed with the Commission during the fiscal year ended June 30, 2011; provided, however, during the year ended June 30, 2011, the Company issued (i)  73,642 shares of common stock to directors in lieu of board fees otherwise payable to such directors; (ii) 150,300 shares of common stock to Randall Fields, the Company’s Chief Executive Officer, and Fields Management, in consideration for certain amounts otherwise payable to Mr. Fields or Fields Management, as the case may be; and (iii) 32,673 shares of Series A Convertible Preferred to certain holders of such securities in lieu of dividends otherwise payable on the Series A Preferred.  No shares of common or preferred stock were issued subsequent to June 30, 2011, that have not been previously reported.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operation, which are included elsewhere in this Form 10-K. The selected consolidated statement of operations data for fiscal 2011 and 2010, and the selected consolidated balance sheet data as of June 30, 2011 and 2010 are derived from, and are qualified by reference to, the audited consolidated financial statements included in this Form 10-K.

	Fiscal Year Ended June 30,
Consolidated Statement of Operations Data	2011	2010
Revenue
Subscription	$6,548,578	$5,938,318
Maintenance	2,198,977	2,501,511
Professional Services	1,223,028	1,306,961
License	781,549	1,127,770
Total Revenues	$10,752,132	$10,874,560
Income from Operations	$141,241	$841,693
Net (loss) income	$(205,463)	$176,991
		June 30
Consolidated Balance Sheet Data	2011	2010
Cash and Cash Equivalents	$2,618,229	$1,157,431
Working Capital	(2,395,501)	(1,936,533)
Total Assets	13,976,151	12,050,576
Total Liabilities	8,652,214	7,793,695
Deferred Revenue	1,663,232	1,364,390
Total Debt (current and long-term)	4,886,544	4,287,307
Capital Leases (current and long-term)	148,749	280,933
Stockholders' Equity (deficit)	5,323,937	4,256,881

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Fiscal Year

Our fiscal year ends on June 30.  References to fiscal 2011 refer to the fiscal year ended June 30, 2011.

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

License arrangements are a perpetual license. Software license maintenance updates are typically annual contracts with customers that are paid in advance or specified as terms in the contract. This provides the customer access to new software enhancements, maintenance releases, patches and technical support personnel.

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

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

We recognize subscription revenues ratably over the length of the agreement beginning on the commencement dates of each agreement or when revenue recognition conditions are satisfied. For a fee, subscriptions provide the customer with access to the software and data over the Internet, or on demand, and provide technical support services and software upgrades when and if available. Under subscriptions, customers do not have the right to take possession of the software and such arrangements are considered service contracts. Accordingly, we recognize subscription revenue ratably over the length of the agreement and professional services are recognized as incurred based on their relative fair values.  In situations where we have contractually committed to an individual customer specific technology, we defer all of the revenue for that customer until the technology is delivered and accepted. Once delivery occurs, we then recognize the revenue ratably over the remaining contract term. When subscription service is paid in advance, deferred revenue is recognized and revenue is recorded ratably over the term as services are consumed.

Set up fees paid by customers in connection with subscription services are deferred and recognized ratably over the life of the applicable agreement.

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

Results of Operations – Fiscal Years Ended June 30, 2011 and 2010

Revenues

	Fiscal Year Ended June 30,		Variance
	2011	2010	Dollars	Percent
Subscription	$6,548,578	$5,938,318	$610,260	10%
Maintenance	2,198,977	2,501,511	(302,534)	-12%
Professional services	1,223,028	1,306,961	(83,933)	-6%
License	781,549	1,127,770	(346,221)	-31%
Total revenues	$10,752,132	$10,874,560	$(122,428)	-1%

During the fiscal year ended June 30, 2011, the Company had total revenues of $10,752,132 when compared to $10,874,560 for the year ended June 30, 2010, a 1% decrease.  This $122,428 decrease in total revenues was principally due to a decrease in maintenance revenues of $302,354, a decrease in software licenses revenue of $346,221, and a decrease in professional services and other revenue of $83,933.  The decrease was partially offset by an increase of $610,260 in subscription revenue.

While the Company experienced a decrease in revenues in the most recently completed fiscal year when compared to the fiscal year ended June 30, 2010, management believes that the Company’s strategy of pursuing contracts with suppliers (“spokes”) to connect to retail customers (“hubs”) that have been added in the most recently completed fiscal year should result in substantially increased revenue during the fiscal year ended June 30, 2012, and in subsequent periods.  In support, the Company added nine additional hubs during the fiscal year ended June 30, 2011, including the Company’s first “mega hub” retailer, which the Company added in March 2011.

Subscription Revenue

Subscription revenues were $6,548,578 and $5,938,318 in 2011 and 2010 respectively, an increase of 10%.  This $610,260 increase in the year ended June 30, 2011 when compared with the year ended June 30, 2010 was principally due to (i) the increase of subscription customers added to the Company’s customer base which contributed approximately $543,000 in new subscription revenue; and (ii) a $355,000 increase attributable to the growth of existing retailer and supplier subscriptions.  The increase in subscription revenues was partially offset by a decrease of approximately $342,000 resulting from the non-renewal of existing customers primarily due to bankruptcy or acquisitions.

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

Maintenance Revenue

Maintenance revenues were $2,198,977 and $2,501,511 in 2011 and 2010 respectively, a decrease of 12%.  This $302,534 decrease in the year ended June 30, 2011 when compared with the year ended June 30, 2010 was principally due to the non-renewal of maintenance contracts resulting in a reduction of maintenance revenues of approximately $375,000.  This decrease in maintenance revenue was partially offset by the addition of approximately $73,000 of net increases to existing customers.

While management believes maintenance and support services is essential to its customers, due to (i) macroeconomic conditions; (ii) the historical reliability of the Company’s suite of products; and (iii) the Company’s emphasis on the sale of subscription based services, it is anticipated that maintenance revenue will continue to decrease over time.  In addition, due to the reliability of the Company’s products, customers may not perceive the ongoing value of paying for maintenance when the frequency of maintenance activities needed by a customer becomes infrequent.

Professional Services Revenue

Professional services revenues were $1,223,028 and $1,306,961 in 2011 and 2010 respectively, a decrease of 6%.  This $83,933 decrease in the year ended June 30, 2011 when compared with the year ended June 30, 2010 was principally due to several large customer implementations that occurred during the year ended June 30, 2010, which contributed $494,000 in professional services revenue.  The year over year decrease resulting from these large projects in prior year were partially offset by services provided in the current year where the four largest projects contributed approximately $400,000 in the year ended June 30, 2011.

Management believes that professional services revenue may experience periodic fluctuations as a result of (i) timing of implementations, (ii) scope of services to be provided, (iii) size of the retailer or supplier, or (iv) the need for its analytics offerings and change-management services becomes a natural addition to its software-as-a-service (SaaS) product suite.

License Revenue

License fees were $781,549 and $1,127,770 for the fiscal years ended June 30, 2011 and 2010, respectively, a 31% decrease.  This $346,221 decrease in license revenue for the year ended June 30, 2011 when compared with the same period June 30, 2010 was principally the result of the licensing of its patent portfolio which contributed $490,000 during the fiscal year ended June 30, 2010, which did not recur in fiscal year 2011.

Management believes it is difficult to predict and forecast future software license sales.  While the Company continues its emphasis on the sale of subscription based services, large one-time license sales and associated maintenance is expected to continue to decline over time.  The Company has not eliminated the sale of its suite of products on a license basis and from time to time it will sell additional licenses to new or existing customers; however, it is difficult to ascertain the timing or the amount of the license revenue.

Cost of Services and Product Support

	Fiscal Year Ended June 30,		Variance
	2011	2010	Dollars	Percent
Cost of services and product support	$4,028,222	$3,887,051	$141,171	4%
Percent of total revenues	37%	36%

Cost of services and product support were $4,028,222 or 37% of total revenues, and $3,887,051 or 36% of total revenues for the years ended June 30, 2011 and 2010, respectively; a 4% increase. This increase of $141,171 for the year ended June 30, 2011 when compared with the same period ended June 30, 2010 is principally due to (i) a $199,700 increase related to employee stock grants and other stock-based compensation, (ii) a $136,400 increase in data center facility cost resulting from negotiated vendor credits related to the closure of a data center in the prior year, and (iii) a $65,300 increase in head count related expenses, payroll taxes related to increased stock compensation and an increase in benefit costs.  These increases were partially offset by (i) a $197,000 decrease related to capitalization of software development costs, (ii) a $52,700 comparative decrease resulting from a decrease in hardware and software maintenance and support contracts, refinance of certain operating leases, and decreased travel and related expenses.

Sales and Marketing Expense

	Fiscal Year Ended June 30,		Variance
	2011	2010	Dollars	Percent
Sales and marketing	$2,742,061	$2,557,515	$184,546	7%
Percent of total revenues	26%	24%

Sales and marketing expenses were $2,742,061, or 26% of total revenues, and $2,557,515 or 24% of total revenues, for the fiscal years ended June 30, 2011 and 2010, respectively, a 7% increase. This $184,546 increase over the previous year was primarily the result of (i) an increase of approximately $194,000 in salary (net head count increase of 3 employees), employee benefits and training, stock-based compensation, and commission expenses, (ii) an increase of approximately $149,000 in contractor expenses, (iii) an increase of approximately $91,000 in public relations, advertising, marketing and tradeshow expenses, and travel and related expenditures.  These increases are partially offset by decreases of approximately (i) $90,700 in recruiting expenses and (ii) $163,000 in non-employee commissions primarily related to the sale of a patent license in the prior year.

General and Administrative Expense

	Fiscal Year Ended June 30,		Variance
	2011	2010	Dollars	Percent
General and administrative	$3,053,818	$2,776,401	$277,417	10%
Percent of total revenues	28%	26%

General and administrative expenses were $3,053,818, or 28% of total revenues, and $2,776,401 or 26% of total revenues for the years ended June 30, 2011 and 2010, respectively, a 10% increase. This $277,417 increase when comparing expenditures for the year ended June 30, 2011 with the same period ended June 30, 2010 is principally due to (i) an increase of approximately $142,000 in compensation related expenses such as stock-based compensation expense for certain employees and board members  that are based on multi-year vesting schedules , (ii) an increase of approximately $90,000 in salary, employee benefits, payroll taxes, and travel expense, and (iii) the settlement of a lawsuit through the combination of cash and equity.  These increases were partially offset by (i) a $158,000 decrease in bad debt expense due to increased collection efforts, (ii) a $136,000 decrease in facility expenses primarily related to reduced rent expense due to the closure and non renewal of lease contracts for office facilities related to the Prescient Merger, and (iii) a $114,000 decrease in legal and other professional fees primarily due to the above mentioned settlement.

Depreciation and Amortization Expense

	Fiscal Year Ended June 30,		Variance
	2011	2010	Dollars	Percent
Depreciation and amortization	$786,790	$811,900	$(25,110)	-3%
Percent of total revenues	7%	7%

Depreciation and amortization expenses were $786,790 and $811,900 for the year ended June 30, 2011 and 2010, respectively, a decrease of 3%.  This decrease of $25,110 for the year ended June 30, 2011 when compared to the year ended June 30, 2010 is partially due to a decrease in depreciation as a result of full depreciation of certain capital assets in fiscal year 2010 partially offset by depreciation related to hardware investments in the fourth quarter of fiscal year 2011.

Other Income and Expense
	Fiscal Year Ended June 30,		Variance
	2011	2010	Dollars	Percent
Gain on refinance	$-	$43,811	$(43,811)	-100%
Other gains	-	24,185	(24,185)	-100
Interest income (expense)	(346,704)	(732,698)	(385,994)	-53%
Total other income and expense	$(346,704)	$(664,702)	$(317,998)	-48%

Net interest expense was $346,704 when compared with net interest expense of $732,698 for the year ended June 30, 2011 and June 30, 2010, respectively. This $385,994 decrease is principally due to a decrease in interest expense resulting from the conversion of certain notes payable to Series B Preferred in July 2010.

Preferred Dividends

	Fiscal Year Ended June 30,		Variance
	2011	2010	Dollars	Percent
Preferred dividends	$826,411	$326,385	$500,026	153%
Percent of total revenues	8%	3%

Dividends declared on preferred stock was $826,411 for the year ended June 30, 2011 when compared with $326,385 accrued in the same period in 2010.  The $500,026 increase in accrued dividends is principally the result of the conversion of certain notes payable into Series B Preferred in July 2010.  Holders of Series A Preferred are entitled to a 5.00% annual dividend payable quarterly in either cash or additional Series A Preferred at the option of the Company with fractional shares paid in cash.

Dividends accrued on the Series B Preferred were $494,312 for the year ended June 30, 2011.  Holders of Series B Preferred are entitled to a 12.00% annual dividend payable quarterly in cash.

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

	Fiscal Year Ended June 30,		Variance
	2011	2010	Dollars	Percent
Cash and Cash Equivalents	$2,618,229	$1,157,431	$1,460,798	126%

We have historically funded our operations with cash from operations, equity financings and debt borrowings. Cash and cash equivalents was $2,618,229 and $1,157,431 at June 30, 2011, and June 30, 2010, respectively.   This $1,460,798 increase from June 30, 2010 to June 30, 2011 was principally due to cash provided by operating activities of $1,446,786 and cash provided by financing activities of $569,629 partially offset by cash used in investing activities of $555,617.

Net Cash Flows from Operating Activities
	Fiscal Year Ended June 30,		Variance
	2011	2010	Dollars	Percent
Cash flows provided by (used in) operating activities	$1,446,786	$947,306	$499,480	53%

Net cash provided by operating activities is summarized as follows:

	2011	2010
Net (loss) income	$(205,463)	$176,991
Noncash expense and income, net	2,081,762	1,347,878
Net changes in operating assets and liabilities	(429,513)	(577,563)
	$1,446,786	$947,306

Noncash expenses increased by $665,888 and noncash income decreased by $67,996 in 2011 compared to 2010. Noncash expenses increased as a result of the issuance of $375,000 in Company common stock in a 2011 litigation settlement, and a $476,103 increase in stock compensation from 2010 to 2011. These noncash expense increases were offset by a $158,516 decrease in bad debt expense and a $25,110 decrease in depreciation and amortization from 2010 to 2011. Noncash income totaled $67,996 in 2010 and no noncash income was recognized in 2011.

The net changes in operating assets and liabilities tied up $148,050 less cash in 2011 compared to 2010. While an increase in trade receivables tied up $1,067,862 in cash in 2011, a decrease in unbilled receivables and an increase in deferred revenue together provided $698,781 in cash in 2011. The remaining operating assets and liabilities together had a $60,432 net use of cash in 2011.

Net Cash Flows from Investing Activities
	Fiscal Year Ended June 30,		Variance
	2011	2010	Dollars	Percent
Cash flows (used in) provided by investing activities	$(555,617)	$(79,901)	$475,716	595%

Net cash flows used in investing activities for the year ended June 30, 2011 was $555,617 compared to net cash flows used in investing activities of $79,901 for the year ended June 30, 2010.  This $475,716 increase in cash used in investing activities June 30, 2011 when compared to the same period in 2010 was the result of a $197,051 capitalization of software development costs and a $278,665 increase in purchases of property and equipment.

Net Cash Flows from Financing Activities

	Fiscal Year Ended June 30,		Variance
	2011	2010	Dollars	Percent
Cash flows (used in) provided by financing activities	$569,629	$(366,253)	$935,882	256%

Net cash flows from financing activities totaled $569,629 for the year ended June 30, 2011 when compared to cash flows used in financing activities of $366,253 for the year ended June 30, 2010. The change in net cash provided by (used in) financing activities is attributable to (i) $200,000 net increase in draws on the line of credit (ii) $559,472 increase from the issuance of debt (iii) $140,800 in proceeds from the issuance of common stock that occurred in the year-ended June 30, 2011, (iv) a $332,510 increase in proceeds from the exercise of warrants, and (v) a decrease in principal payments on notes payable and capital leases of $73,834.  This increase was partially offset by dividends paid on the Series B Preferred Stock of $370,734.

Working Capital and Management’s Plan

At June 30, 2011, the Company had negative working capital of $2,395,501 when compared with negative working capital of $1,936,533 at June 30, 2010.  This $458,968 decrease in working capital is principally a result of the reclassification of certain notes payable from long-term liabilities to amounts becoming due and payable during the next twelve months, as more fully described below:

	Fiscal Year Ended June 30,		Variance
	2011	2010	Dollars	Percent
Current assets	$4,943,820	$2,787,811	$2,156,009	77%

Current assets at June 30, 2011 totaled $4,943,820, an increase of $2,156,009 when compared to $2,787,811 at June 30, 2010.  This increase in current assets is due primarily to increases in (i) cash and cash equivalents, (ii) accounts receivables and (iii) prepaid expenses and other current assets.  This increase is partially offset by a decrease in unbilled receivables.

	Fiscal Year Ended June 30,		Variance
	2011	2010	Dollars	Percent
Current liabilities	$7,339,321	$4,724,344	$2,614,977	55%

Current liabilities totaled $7,339,321 and $4,724,344 as of June 30, 2011 and 2010, respectively.  The $2,614,977 comparative increase in current liabilities is principally due to the reclassification of certain notes payable from long-term liabilities to current liabilities becoming due and payable during the next twelve months as well as increases in lines of credit to facilitate payment of notes payable maturing in July 2011.

In connection with the retirement of certain promissory notes, as described below, the Company reduced its current liabilities by approximately $1.5 million subsequent to June 30, 2011 and, while no assurances can be given, management currently intends to continue to reduce its indebtedness in subsequent periods utilizing existing cash resources and projected cash flow from operations.  In addition, management may also refinance or restructure certain of the Company’s indebtedness to extend the maturities of such indebtedness to address its short- and long-term working capital requirements.  Management believes that these initiatives will enable us to address our debt service requirements during the next twelve months, as well as fund our currently anticipated operations and capital spending requirements. The financial statements do not reflect any adjustments should cash flow from operations be insufficient to meet our spending and debt service requirements, and we are otherwise unable to refinance or restructure our indebtedness.

Debt Restructuring

Effective June 30, 2010, the Company entered into a Stock Purchase Agreement, with certain holders of promissory notes of the Company, including with the Company’s principal lender, which notes aggregated approximately $4.1 million.  Under the terms of the Stock Purchase Agreement, the Company incurred a subscription payable for the issuance of 411,927 shares of its newly created Series B Preferred, in consideration for the surrender and termination of such promissory notes (the "Series B Exchange"), which Series B Exchange was consummated on June 30, 2010.  The Series B Preferred Certificate of Designation was filed on July 21, 2010. The purchase price for the Series B Preferred was $10.00 per share.  The Purchase Agreement contains various standard terms and conditions. The Series B Preferred shall be entitled to receive, out of funds legally available therefore, dividends at a rate of 12% per annum for the first three years following the date of issuance, 15% per annum for the period beginning three years following the date of issuance and continuing until five years from the date of issuance, and 18% per annum beginning five years from the date of issuance.  See Note 15 to the financial statements.

On August 1, 2010, the Company entered into a loan modification agreement with one of its principal lenders pursuant to which the lender has agreed to modify the maturity date of a certain promissory note as set forth in the loan modification agreement.  Under the terms of the loan modification agreement, the maturity date of the promissory note has been extended from July 2012 to September 2013.  The amount due under the terms of the promissory note at June 30, 2011, was $1,030,010.  As a result of the amendment, the monthly principal and interest payments have been reduced from $60,419 to $40,104, and the annual interest rate remained 4.25%.

On August 6, 2010, the Company entered into an Amendment to Loan Agreement and Note ("Amendment") with U.S. Bank National Association (“Bank”), pursuant to which the Bank has agreed to modify the maturity date and maximum loan amount available to be advanced to the Company as set forth in the Loan Agreement and Note. The Amendment permits borrowings of up to $1.2 million, of which $600,000 was outstanding as of the date of the Amendment.  Under the terms of the Amendment, the maturity date of the Note has been extended from May 31, 2010 to September 30, 2011 and the interest rate remained unchanged at 3.5% + LIBOR.

On July 1, 2011, the Company retired certain promissory notes in the principal amount of approximately $1.5 million, which notes were originally issued in January 2009 to certain investors to partially finance the acquisition of Prescient (the “Prescient Notes”).  The Prescient Notes had a maturity date of July 12, 2011, and required payment of interest at 12% per annum payable quarterly.  In connection with the retirement of certain of the Prescient Notes, the Company extended the maturity date of the remaining issued and outstanding Prescient Notes, totaling approximately $250,000, from July 12, 2011 to January 12, 2012.

The retired Prescient Notes were paid from cash flow from operations and proceeds from the issuance to a Bank of a new term note, dated June 28, 2011, in the principal amount of $350,000 (the “Term Note”), were used to pay the Prescient Notes.  The Term Note bears interest at an annual rate of 3.95%.  Principal and interest under the terms of the Term Note are payable in 35 installments of $10,355 each beginning August 15, 2011 and on the same date on each consecutive month thereafter until maturity, or July 15, 2014.

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

Interest Rate Sensitivity

Our exposure to interest rate changes related to borrowing has been limited by the use of fixed rate borrowings on the majority of our outstanding debt, and we believe the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. Interest rate risk is managed through the maintenance of a portfolio of variable and fixed-rate debt composed of short and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. At June 30, 2011, the debt portfolio was composed of approximately 36% variable-rate debt and 64% fixed-rate debt.

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of June 30, 2011.
Cash and Cash Equivalents	Aggregate Fair Value	Weighted Average Interest Rate
Cash and Cash Equivalents	$2,618,229	NA

The table that follows presents the principal amounts of our variable and fixed rate debt.

Debt Summary	Principal Amount	Weighted Average Interest Rate	% Mix
Variable rate debt	$1,747,121	8.6%	36%
Fixed rate debt	$3,139,423	4.4%	64%

ITEM 8.               FINANCIAL STATEMENTS

The information required hereunder in this Annual Report on Form 10-K is set forth in the financial statements and the notes thereto beginning on Page F-1.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our internal control over financial reporting was effective.

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

The Company will file with the Commission a definitive proxy statement pursuant to Regulation 14A no later than 120 days after June 30, 2011.  The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

The Company will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after June 30, 2011.  The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after June 30, 2011.  The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after June 30, 2011.  The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after June 30, 2011.  The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits, Financial Statements and Schedules

The Consolidated Financial Statements of the Company and its subsidiaries are filed as part of this Report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of June 30, 2011 and June 30, 2010
•	Consolidated Statements of Operations for the years ended June 30, 2011 and 2010
•	Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended June 30, 2011 and 2010
•	Consolidated Statements of Cash Flows for the years ended June 30, 2011 and 2010
•	Notes to Consolidated Financial Statements

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, Dated August 28, 2008 (1)
2.2	Form of Stock Purchase Agreement (1)
2.3	Form of Stock Voting Agreement (1)
2.4	Form of Promissory Note (2)
3.1	Articles Of Incorporation (3)
3.2	Certificate Of Amendment (4)
3.3	Certificate of Amendment (5)
3.4	Bylaws (3)
4.1	Certificate of Designation of the Series A Convertible Preferred Stock (6)
4.2	Certificate of Designation of the Series B Convertible Preferred Stock (7)
10.1	Placement Agent Agreement (8)
10.2	Warrant to Purchase Common Stock, Dated June 14, 2006 (9)
10.3	Securities Purchase Agreement (9)
10.4	Employment Agreement with Randall K. Fields (10)
10.5	Services Agreement with Fields Management, Inc. (10)
10.6	Warrant to Purchase Common Stock, Dated June 30, 2006 (5)
10.7	Stock Purchase Agreement (6)
10.8	Warrant to Purchase Common Stock, dated June 1-22, 2007 (6)
10.9	Warrant to Purchase Common Stock, dated June 22, 2007 (6)
10.10	Warrant to Purchase Common Stock issued to Taglich Brothers, Inc. (10)
10.11	Form of Securities Purchase Agreement, dated January 12, 2009 (10)
10.12	Securities Purchase Agreement, dated January 12, 2009, by and between the Company and Robert W. Allen (10)
10.13	Securities Purchase Agreement, dated January 12, 2009, by and between the Company and Taglich Brothers, Inc. (10)
10.14	Subordinated Promissory Note, dated April 1, 2009, issued to Riverview Financial Corporation (10)
10.15	Amendment to Loan Agreement and Note, by and between U.S. Bank National Association and the Company, dated September 15, 2009 (11)
10.16	Term Note, dated September 30, 2010 (11)
10.17	Amendment to Loan Agreement and Note, by and between U.S. Bank National Association and the Company, dated September 30, 2009 (10)
10.18	Term Loan Agreement, by and between U.S. Bank National Association and the Company, dated May 5, 2010 (11)
10.19	Amendment to Loan Agreement and Note, by and between U.S. Bank National Association and the Company, dated May 5, 2010 (11)
10.20	Promissory Note, dated August 25, 2009, issued to Baylake Bank (14)
14.1	Code of Ethics and Business Conduct (15)
21	List of Subsidiaries
23	Consent of HJ & Associates, LLC, dated September 13, 2011
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from our Form 8-K dated September 3, 2008.
(2)	Incorporated by reference from our Form 8-K dated September 15, 2008.
(3)	Incorporated by reference from our Form DEF 14C dated June 5, 2002.
(4)	Incorporated by reference from our Form 10-QSB for the year ended Sept 30, 2005.
(5)	Incorporated by reference from our Form 10-KSB dated September 29, 2006.
(6)	Incorporated by reference from our Form 8-K dated June 27, 2007.
(7)	Incorporated by reference from our Form 8-K dated July 21, 2010.
(8)	Incorporated by reference from our Form 8-K dated June 14, 2006.
(9)	Incorporated by reference from our Form SB-2/A dated October 20, 2006.
(10)	Incorporated by reference from our Form 8-K, dated June 5, 2009.
(11)	Incorporated by reference from our Form 8-K dated September 30, 2009.
(12)	Incorporated by reference from our Form 8-K dated October 1, 2009.
(13)	Incorporated by reference from our Form 8-K dated June 6, 2010.
(14)	Incorporated by reference from our Form 8-K dated August 25, 2009.
(15)	Incorporated by reference from our Form 10-KSB dated September 30, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK CITY GROUP, INC.
(Registrant)

Date: September 13, 2011	By /s/ Randall K. Fields
Principal Executive Officer, Chairman of the Board and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall K. Fields	Chairman of the Board and Director,	September 13, 2011
Randall K. Fields	Chief Executive Officer, (Principal Executive Officer)
/s/ David Colbert	Vice President and Chief Financial Officer	September 13, 2011
David Colbert	(Principal Financial Officer & Principal Accounting Officer)
/s/ Robert W. Allen	Director, and Compensation	September 13, 2011
Robert W. Allen	Committee Chairman
/s/ James R. Gillis	Director	September 13, 2011
James R. Gillis
/s/ Peter T. Brennan	Director, and Nominating / Governance	September 13, 2011
Peter Brennan	Committee Chairman
/s/ Richard S. Krause	Director, and Audit Committee Chairman	September 13, 2011
Richard S. Krause
/s/ Robert P. Hermanns	Director	September 13, 2011
Robert P. Hermanns
/s/ C. Manly Molpus	Director	September 13, 2011
C. Manly Molpus

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Park City Group, Inc. and Subsidiaries
Park City, Utah

We have audited the accompanying consolidated balance sheets of Park City Group, Inc. and Subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park City Group and Subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

/s/  HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
September 13, 2011

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
Assets	June 30, 2011	June 30, 2010

Current Assets:
Cash and cash equivalents	$2,618,229	$1,157,431
Receivables, net of allowance of $15,581 and $72,000 at June 30, 2011 and 2010, respectively	2,041,786	1,031,020
Unbilled receivables	17,987	417,926
Prepaid expenses and other current assets	265,818	181,434

Total current assets	4,943,820	2,787,811

Property and equipment, net	651,992	544,576

Other assets:
Deposits and other assets	24,026	23,287
Customer relationships	3,184,967	3,607,283
Goodwill	4,805,933	4,805,933
Capitalized software costs, net	365,413	281,686

Total other assets	8,380,339	8,718,189

Total assets	$13,976,151	$12,050,576

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$790,914	$574,847
Accrued liabilities	1,162,775	1,286,218
Deferred revenue	1,663,232	1,364,390
Capital lease obligations	107,547	132,184
Line of credit	1,200,000	600,000
Note payable	2,414,853	766,705

Total current liabilities	7,339,321	4,724,344

Long-term liabilities:
Notes payable, less current portion	1,271,691	2,920,602
Capital lease obligations, less current portion	41,202	148,749

Total liabilities	8,652,214	7,793,695

Commitments and contingencies

Stockholders' equity:
Series A Convertible Preferred stock, $0.01 par value, 30,000,000 shares authorized; 667,955 and 648,396 shares issued and outstanding at June 30, 2011 and 2010, respectively	6,680	6,484
Series B Convertible Preferred stock, $0.01 par value, 30,000,000 shares authorized; 411,927 and zero shares issued and outstanding at June 30, 2011 and 2010, respectively	4,119	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 11,612,460 and 10,884,364 issued and outstanding at June 30, 2011 and June 30, 2010, respectively	116,125	108,844
Additional paid-in capital	36,088,584	29,881,977
Subscription payable for Series B Convertible Preferred Stock	-	4,119,273
Accumulated deficit	(30,891,571)	(29,859,697)

Total stockholders' equity	5,323,937	4,256,881

Total liabilities and stockholders' equity (deficit)	$13,976,151	$12,050,576

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended June 30,
	2011	2010
Revenues:
Subscriptions	$6,548,578	$5,938,318
Maintenance and support	2,198,977	2,501,511
Professional services	1,223,028	1,306,961
License fees	781,549	1,127,770

Total revenues	10,752,132	10,874,560

Operating expenses:
Cost of revenues and product support	4,028,222	3,887,051
Sales and marketing	2,742,061	2,557,515
General and administrative	3,053,818	2,776,401
Depreciation and amortization	786,790	811,900
Total operating expenses	10,610,891	10,032,867

Income from operations	141,241	841,693

Other income (expense):
Gain on refinance	-	43,811
Other gains	-	24,185
Interest expense, net	(346,704)	(732,698)

Total other (expense)	(346,704)	(664,702)

Income (loss) before income taxes	(205,463)	176,991

(Provision) benefit for income taxes	-	-

Net income (loss)	(205,463)	176,991

Dividends on preferred stock	(826,411)	(326,385)

Net loss applicable to common shareholders	$(1,031,874)	$(149,394)

Weighted average shares, basic and diluted	11,212,000	10,716,000
Basic and diluted loss per share	$(0.09)	$(0.01)

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Years Ended June 30, 2011 and 2010

	Series A		Series B					Subscription
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In	Payable Series B	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Preferred	Deficit	Total

Balance, July 1, 2009	631,849	$6,318	-	$-	10,569,848	$105,698	$29,096,215	$-	$(29,710,303)	$(502,072)

Conversion of Preferred stock	(25,443)	(254)	-	-	84,809	848	(594)	-	-	-
Stock issued for:
Compensation	-	-	-	-	209,707	2,098	354,675	-	-	356,773
Services	-	-	-	-	20,000	200	29,800	-	-	30,000
Conversion of Note Payable and Line of Credit	-	-	-	-	-	-	-	4,119,273	-	4,119,273
Dividends	41,990	420	-	-	-	-	401,881	-	-	402,301
Preferred Dividends-Declared	-	-	-	-	-	-	-	-	(326,385)	(326,385)

Net income	-	-	-	-	-	-	-	-	176,991	176,991
Balance, June 30, 2010	648,396	6,484	-	-	10,884,364	108,844	29,881,977	4,119,273	(29,859,697)	4,256,881

Conversion of Preferred stock	(13,114)	(131)	-	-	43,714	437	(306)	-	-	-
Stock issued for:
Compensation	-	-	-	-	424,137	4,241	919,649	-	-	923,890
Subscription Payable Series B Preferred	-	-	411,927	4,119	-	-	4,115,154	(4,119,273)	-	-
Dividends	32,673	327	-	-	-	-	326,403	-	298	327,028
Preferred Dividends-Declared	-	-	-	-	-	-	-	-	(826,709)	(826,709)
Exercise of Warrants (Cashless)	-	-	-	-	64,909	649	(649)	-	-	-
Exercise of Warrants	-	-	-	-	84,388	844	331,666	-	-	332,510
Cash	-	-	-	-	32,000	320	140,480	-	-	140,800
Litigation Settlement	-	-	-	-	78,948	790	374,210	-	-	375,000

Net loss	-	-	-	-	-	-	-	-	(205,463)	(205,463)
Balance, June 30, 2011	667,955	$6,680	411,927	$4,119	11,612,460	$116,125	$36,088,584	$-	$(30,891,571)	$5,323,937

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	For the Years Ended June 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(205,463)	$176,991
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	786,790	811,900
Bad debt expense	57,096	215,612
Stock compensation expense	862,876	386,773
Stock issued for litigation settlement	375,000	-
Amortization of discount on debt	-	1,589
Other gains	-	(24,185)
Gain on Refinance	-	(43,811)
Decrease (increase) in:
Trade receivables	(1,067,862)	(43,414)
Unbilled receivables	399,939	(296,973)
Prepaids and other assets7	(85,123)	25,386
Increase (decrease) in:
Accounts payable	216,067	(184,783)
Accrued liabilities	(191,376)	(19,672)
Deferred revenue	298,842	(58,107)

Net cash provided by operating activities	1,446,786	947,306

Cash Flows From Investing Activities:
Purchase of property and equipment	(358,566)	(79,901)
Capitalization of software costs	(197,051)	-

Net cash used in investing activities	(555,617)	(79,901)

Cash Flows From Financing Activities:
Net increase in line of credit	600,000	400,000
Proceeds from issuance of stock	140,800	-
Proceeds from exercise of warrants	332,510	-
Proceeds from issuance of note payable	559,472	-
Dividends paid	(370,734)	-
Payments on notes payable and capital leases	(692,419)	(766,253)

Net cash provided by (used in) financing activities	569,629	(366,253)

Net increase in cash and cash equivalents	1,460,798	501,152

Cash and cash equivalents at beginning of period	1,157,431	656,279

Cash and cash equivalents at end of period	$2,618,229	$1,157,431

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$302,238	$823,861

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of debt to subscription payable for Series B Preferred	$-	$1,243,572
Conversion of line of credit to subscription payable for Series B Preferred	$-	$2,875,701
Common Stock to pay accrued liabilities	$923,890	$386,773
Dividends accrued on preferred stock	$826,411	$326,385
Dividends paid with preferred stock	$326,730	$402,301
Property and equipment purchased by capital lease	$-	$184,929

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011 and June 30, 2010

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

During the years ended June 30, 2011 and 2010, the Company did not have sales to major customers that exceeded ten percent of revenues.

Allowance for Doubtful Accounts Receivable

The Company offers credit terms on the sale of the Company’s products to a significant majority of the Company’s customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience and a specific review of accounts receivable at the end of each period. As of June 30, 2011 and 2010, the allowance for doubtful accounts was $15,581 and $72,000, respectively.

Depreciation and Amortization

Depreciation and amortization of property and equipment is computed using the straight line method based on the following estimated useful lives:

Years
Furniture and fixtures	5-7
Computer Equipment	3
Equipment under capital leases	3
Leasehold improvements	see below

Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful life of the improvements.

Amortization of intangible assets are computed using the straight line method based on the following estimated useful lives:

Years
Customer relationships	10
Acquired developed software	5
Developed software	3
Goodwill	see below

Goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Other intangible assets are amortized over their useful lives.

Warranties

The Company offers a limited warranty against software defects.  Customers who are not completely satisfied with their software purchase may attempt to be reimbursed for their purchases outside the warranty period.  For the years ending June 30, 2011 and 2010, the Company did not incur any expenses associated with warranty claims.

Revenue Recognition

     We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of our fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable.

We recognize subscription revenues ratably over the length of the agreement beginning on the commencement dates of each agreement or when revenue recognition conditions are satisfied. For a fee, subscriptions provide the customer with access to the software and data over the Internet, or on demand, and provide technical support services and software upgrades when and if available. Under subscriptions, customers do not have the right to take possession of the software and such arrangements are considered service contracts. Accordingly, we recognize subscription revenue ratably over the length of the agreement and professional services are recognized as incurred based on their relative fair values.  In situations where we have contractually committed to an individual customer specific technology, we defer all of the revenue for that customer until the technology is delivered and accepted. Once delivery occurs, we then recognize the revenue ratably over the remaining contract term. When subscription service is paid in advance, deferred revenue is recognized and revenue is recorded ratably over the term as services are consumed.

Set up fees paid by customers in connection with subscription services are deferred and recognized ratably over the life of the applicable agreement.

Hosting, premium support and maintenance service revenues are derived from services beyond the basic services provided in standard arrangements.  We recognize hosting, premium service and maintenance revenues ratably over the contract terms beginning on the commencement dates of each contract or when revenue recognition conditions are satisfied. Instances where hosting, premium support or maintenance service is paid in advance, deferred revenue is recognized and revenue is recorded ratably over the term as services are consumed.

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

In July 2010, the Company reached technological feasibility on one new major enhancement to an existing product offering.  Cost capitalized in fiscal year 2011 for this enhancement totaled $197,051, the Company did not capitalize development costs in the same period for 2010.    During 2011 and 2010 capitalized development costs of $113,324 and $134,614, respectively, were amortized into expense.  The Company amortizes its developed and purchased software on a straight line basis over three and five years, respectively.

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

For the year ended June 30, 2011 and 2010 options and warrants to purchase 589,296 and 858,502 shares of common stock, respectively, were not included in the computation of diluted EPS due to the anti-dilutive effect.  Options and warrants to purchase shares of common stock were outstanding at prices ranging from $1.50 to $4.25 per share at June 30, 2011.

For the year ended June 30, 2011 and 2010, 3,256,334 and 2,161,320 shares of common stock issuable upon conversion of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) and Series B Convertible Preferred Stock (“Series B Preferred”), respectively, were not included in the diluted EPS calculation as the effect would have been anti-dilutive.

	Year ended June 30, 2011	Year ended June 30, 2010
Dilutive effect of options and warrants	-	-
Weighted average shares outstanding assuming dilution	11,212,000	10,716,000

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.  The Company records compensation expense on a straight-line basis.

The following table summarizes information about fixed stock options and warrants outstanding at June 30, 2011:

	Options and Warrants Outstanding at June 30, 2011			Options and Warrants Exercisable at June 30, 2011
Range of exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$1.50 - $2.50	64,880	2.43	$1.79	64,880	$1.79
$3.30	187,249	.98	$3.30	187,249	$3.30
$4.25	337,167	.42	$4.25	337,167	$4.25
	589,296	.87	$3.37	589,296	$3.37

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

NOTE 3.	LIQUIDITY AND MANAGEMENT’S PLAN

Historically, the Company has financed its operations through operating revenues, loans from directors, officers, stockholders, loans from the Chief Executive Officer and majority shareholder, and private placements of equity securities.

 At June 30, 2011, the Company had negative working capital of $2,395,501 when compared with negative working capital of $1,936,533 at June 30, 2010.  This $458,968 decrease in working capital is principally a result of the reclassification of certain notes payable from long-term liabilities, for amounts becoming due and payable during the next twelve months.  In connection with the retirement of certain promissory notes subsequent to June 30, 2011, the Company reduced its current liabilities by approximately $1.5 million and, while no assurances can be given, management currently intends to continue to reduce its indebtedness in subsequent periods utilizing existing cash resources and projected cash flow from operations.  In addition, management may also refinance or restructure certain of the Company’s indebtedness to extend the maturities of such indebtedness to address its short-term and long-term working capital requirements.  Management believes that these initiatives will enable us to address our debt service requirements during the next twelve months, as well as fund our currently anticipated operations and capital spending requirements. The financial statements do not reflect any adjustments should cash flow from operations be insufficient to meet our spending and debt service requirements, and we are otherwise unable to refinance or restructure our indebtedness.

NOTE 4.	RECEIVABLES

Trade accounts receivable consist of the following at June 30:
	2011	2010
Trade accounts receivable	$2,047,367	$1,103,020
Allowance for doubtful accounts	(15,581)	(72,000)
	$2,041,786	$1,031,020

Unbilled receivables consist of amounts recognized as revenue during the year for which invoices were sent subsequent to year-end.

NOTE 5.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following at June 30:
	2011	2010
Computer equipment	$1,997,865	$1,641,669
Furniture and fixtures	314,823	313,803
Leasehold improvements	141,043	139,693
	2,453,731	2,095,165
Less accumulated depreciation and amortization	(1,801,739)	(1,550,589)
	$651,992	$544,576

Depreciation expense for the years ended June 30, 2011 and 2010 was $251,150 and $254,969, respectively.

NOTE 6.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following at June 30:

	2011	2010
Capitalized software costs	$2,443,128	$2,246,077
Less accumulated amortization	(2,077,715)	(1,964,391)
	$365,413	$281,686

Amortization expense for the years ended June 30, 2011 and 2010 was $113,324 and $134,614, respectively.

Estimated aggregate amortization expense is as follows:

Year ending June 30:
2012	146,165
2013	146,165
2014	73,083

NOTE 7.	CUSTOMER RELATIONSHIPS

 Customer relationships consist of the following at June 30:

	2011	2010
Customer relationships	$4,223,161	$4,223,161
Less accumulated amortization	(1,038,194)	(615,878)
	$3,184,967	$3,607,283

Amortization expense for the years ended June 30, 2011 and 2010 was $422,316 and $422,316, respectively.

Estimated aggregate amortization expense is as follows:

Year ending June 30:
2012	422,316
2013	422,316
2014	422,316
2015	422,316
2016	422,316
Thereafter	1,073,387

NOTE 8.	ACCRUED LIABILITIES

Accrued liabilities consist of the following at June 30, 2011 and 2010:
	2011	2010
Accrued stock grants	$272,861	$283,166
Unclaimed tender offer	263,714	263,714
Accrued compensation	244,490	370,035
Accrued dividends	212,699	83,752
Accrued other liabilities	87,068	211,071
Accrued interest	81,943	39,532
Accrued legal fees	-	34,948
	$1,162,775	$1,286,218

NOTE 9.	NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

The Company had the following notes payable and capital lease obligations at June 30, 2011 and 2010:

Notes Payable:	2011	2010
Notes payable to a group of investors, interest payable quarterly in installments of approximately $46,500, with an annual interest rate of 12%. $249,703 of these notes has been extended and is due on January 12, 2012. The remaining $1,288,541 was paid on July 1, 2011. (1)	$1,538,244	$1,538,244
Note payable to the Company’s investment banker, interest payable quarterly in installments of approximately $6,600 with an annual interest rate of 12%. This note was paid on July 1, 2011. (1)	221,172	221,172
Note payable to a bank, due in monthly installments of $40,104 with an annual interest rate of 4.25%. This note is unsecured and matures September 1, 2013. (2)	1,030,009	1,497,306
Note payable to a bank, due in monthly installments of $10,355 bearing interest at 3.95% due July 15, 2014. (1)	350,000	-
Note payable to a bank, due in monthly installments of $9,359 bearing interest at 4.9% due September 15, 2014	337,647	430,585
Multi-Advance Note payable to a bank, interest payable in monthly installments of approximately $819 with an annual interest rate of 4.5% + LIBOR, currently 4.69%, advances convert to 3 year term notes annually, first term-out date will be May 2012, term notes bear interest at 3.5% + Bank’s 3 year money market rate, secured by related capital equipment purchases.	209,472	-

Capital Lease Obligations:

Capital lease on computer equipment, due in monthly installments of $2,125, imputed interest rate of 8.9%.	13,343	36,536
Capital lease on computer equipment, due in monthly installments of $5,228, imputed interest rates of 4.0%.	100,986	158,427
Capital lease on software, due in monthly installments of $1,349, imputed interest rate of 11.7%.	3,983	18,749
Capital lease on furniture and equipment, due in monthly installments of $3,539, imputed interest rate of 11.2%.	30,437	67,221
	3,835,293	3,968,240
Less current portion of capital lease obligations and notes payable	(2,522,400)	(898,889)
	$1,312,893	$3,069,351

 (1)    See Note 19
 (2)   Refinanced effective August 1, 2010, with the maturity extended to September 1, 2013 and the monthly payment reduced to $40,104.

Maturities of notes payable and capital leases at June 30, 2011 are as follows:

Year ending June 30:
2012	$2,522,400
2013	793,106
2014	418,121
2015	101,666
2016	-

Capital Leases

Amortization expense related to capitalized leases is included in depreciation expense and was $122,201 and $94,443 for the years ended June 30, 2011 and 2010, respectively.  Accumulated depreciation was $530,887 at June 30, 2011.  This accumulated amortization relates to $728,996 of equipment purchased under capital lease agreements of which $490,446 is still under capital lease at June 30, 2011.

NOTE 10.	LINES OF CREDIT

The Company’s line of credit with a bank has an annual interest rate of 3.5% + LIBOR.  The line of credit is scheduled to mature on September 30, 2011.  The balance on the line of credit was $1,200,000 and $600,000 at June 30, 2011 and June 30, 2010, respectively.  As of September 12, 2011, the maturity date has been extended to September 30, 2012.  See Note 19.

NOTE 11.	DEFERRED REVENUE

Deferred revenue consisted of the following at June 30:
	2011	2010
Consulting and Other	$183,207	$31,145
Subscription	400,912	109,767
Maintenance and Support	1,079,113	1,223,478
	$1,663,232	$1,364,390

NOTE 12.	INCOME TAXES

           Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components at June 30:

	2011	2010
Deferred tax assets:
NOL Carryover	$44,614,944	$44,483,222
Depreciation	37,351	30,359
Amortization	181,775	-
Allowance for Bad Debts	6,077	28,080
Accrued Expenses	124,157	71,179
Deferred Revenue	648,660	532,112
Deferred tax liabilities
Depreciation	-	-
Amortization	-	(93,254)
Valuation allowance	(45,612,964))	(45,051,698)
Net deferred tax asset	$-	$-

The income tax provision differs from the amounts of income tax determined by applying the US federal income tax rate to pretax income from continuing operations for the years ended June 30, 2011 and 2010 due to the following:

	2011	2010
Book Income	$(80,131)	$69,026
Stock for Services	360,317	150,841
Life Insurance	10,647	13,232
Meals & Entertainment	12,476	9,460
Valuation allowance	(303,309)	(242,559)
	$-	$-

At June 30, 2011, the Company had net operating loss carryforwards of approximately $44,614,944 that may be offset against past and future taxable income from the year 2009 through 2031.  No tax benefit has been reported in the June 30, 2011 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of June 30, 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Minimum future rental payments under the non-cancelable operating leases are as follows:

Year ending June 30:
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

The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code.  In May of 2007, the Company changed its 401(k) provider and trustee from Fiserv/Alliance Benefit Group to Fidelity Investments. Employees who have attained the age of 18 are eligible to participate.  The Company, at its discretion, may match employee’s contributions at a percentage determined annually by the board of directors.  The Company does not currently match contributions.  There were no expenses for the years ended June 30, 2011 and 2010.

NOTE 15.	SERIES A CONVERTIBLE AND SERIES B CONVERTIBLE PREFERRED STOCK

On June 8 and 22, 2007, the Company completed the sale of 584,000 shares of its Series A Convertible Preferred Stock (“Series A Preferred”) to certain institutional and other accredited investors at $10.00 per share, or $5,840,000.  The Series A Preferred carried with them registration rights for the underlying shares of common stock upon conversion as well as the common shares underlying the associated warrants, and the registration statement was completed and became effective on August 13, 2007.  In connection with its sale of Series A Preferred, the Company entered into a Stock Purchase Agreement and Common Stock Purchase Warrant Agreement with each of the investors. Each of the investors was also issued common stock purchase warrants to purchase 1,000 shares of the Company’s common stock for every $14,000 in the original issue price of the preferred stock issued at the closing. The warrants have a four (4) year term with the original expiration date set as May 31, 2011 and will be exercisable at $4.00. In May 2011 the Company extended the expiration date of the warrants for a period of 6 months.  In connection with the extension the exercise price was increased to $4.25.  Holders of the preferred stock are entitled to 3.33 to 1 conversion rate into common stock, and a 5.00% annual dividend payable quarterly in either cash or Series A Preferred at the option of the Company.  Offering costs associated with the placement included a commission paid to Taglich Brothers, Inc. of $455,200 in cash and a warrant to purchase 194,667 shares of common stock and legal and other related fees of approximately $55,000.

Effective June 30, 2010 the Company authorized the issuance and right to sell Series B Convertible Preferred Stock ("Series B Preferred"). Effective June 30, 2010, the Company entered into a Stock Purchase Agreement with certain holders of promissory notes of the Company aggregating approximately $4.1 million (the “Notes”), pursuant to which the Company issued 411,927 shares of its Series B Preferred, in consideration for the surrender and termination of such Notes.  The purchase price for the Series B Preferred was $10.00 per share.  The Stock Purchase Agreement contains various standard terms and conditions. The Series B Preferred Certificate of Designation was filed on July 21, 2010.

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

Each share of Series B Preferred may be convertible, at the option of the holder, at any time after July 1, 2011, into 2.5 shares of common stock, subject to adjustment, as set forth in the Certificate of Designation of Series B Convertible Preferred Stock.  The holders of Series B Preferred vote together with the holders of common stock as a single class.  Each holder of Series B Preferred are entitled to the number of votes equal to the number of whole shares of common stock into which the shares are then convertible.

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

•	Reimbursement of all travel expenses related to performance of Directors’ duties on behalf of the Company.

Officers, Key Employees, Consultants and Directors Stock Compensation.  In March 2011, the Board of Directors approved the 2011 Stock Incentive Plan (the “2011 Plan”).  Under the terms of the 2011 Plan, officers, key employees, consultants and directors of the Company are eligible to participate.  The maximum aggregate number of shares of common stock that may be granted under the 2011 Plan is 200,000 shares.  The 2011 Plan replaces the stock incentive plan adopted in January 2000 that provided for the issuance of 20,000 shares of common stock (the “2000 Plan”).  The 2000 Plan was subsequently amended to provide for the issuance of 40,000 shares of common stock in March 2000.  A Committee of independent members of the Company’s Board of Directors administers the 2011 Plan.  The exercise price for each share of common stock purchasable under any incentive stock option granted under the 2011 Plan shall be not less than 100% of the fair market value of the common stock, as determined by the stock exchange on which the common stock trades on the date of grant.  If the incentive stock option is granted to a shareholder who possesses more than 10% of the Company's voting power, then the exercise price shall be not less than 110% of the fair market value on the date of grant.  Each option shall be exercisable in whole or in installments as determined by the Committee at the time of the grant of such options.  All incentive stock options expire after 10 years.  If the incentive stock option is held by a shareholder who possesses more than 10% of the Company's voting power, then the incentive stock option expires after five years.  If the option holder is terminated, then the incentive stock options granted to such holder expire no later than three months after the date of termination.  For option holders granted incentive stock options exercisable for the first time during any fiscal year and in excess of $100,000 (determined by the fair market value of the shares of common stock as of the grant date), the excess shares of common stock shall not be deemed to be purchased pursuant to incentive stock options.

A schedule of the options and warrants activity for the years ended June 30, 2011 and 2010 is as follows:

	Number of Options	Number of Warrants	Price per share
Outstanding at June 30, 2009	90,040	972,193	$1.50-4.00
Granted	-	-	-
Exercised	-	-	-
Cancelled	(75,160)	(128,571)	2.50-3.50
Expired	-	-	-
Outstanding at June 30, 2010	14,880	843,622	1.50-4.00
Granted	-	-	-
Exercised	-	(269,206)	3.65-4.00
Cancelled	-	-
Modification (1)	-	-	4.25
Expired	-	-	-
Outstanding at June 30, 2011	14,880	574,416	$1.50-4.25

(1)	337,167 shares were extended and exercise price increased to $4.25

NOTE 17.	RELATED PARTY TRANSACTIONS

In July 2010, the Company issued a total of 10,000, 349,626, and 52,301 shares of its Series B Preferred to Julie Fields, Riverview Financial, and Robert Allen, respectively (collectively, the “Related Parties”), in consideration for the termination of certain notes issued to the Related Parties by the Company in the amounts set forth below (the “Series B Exchange”), which amounts represent principal (the “Related Party Notes”) due and payable under the Related Party Notes. Ms. Fields is the spouse of Randy Fields, the Chief Executive Officer of the Company.  Riverview Financial Corp. is an entity controlled my Mr. Fields.  Robert Allen is a director of the Company.

The Related Party Notes were originally issued in September 2008, in the case of the Related Party Notes issued to Mr. Allen and Riverview Financial Corp., and December 2008 in the case of the Related Party Note issued to Ms. Fields, and were issued principally to finance a portion of the purchase price of shares of Series E Preferred Stock of Prescient purchased by the Company. The purchase transaction was the first step in a plan to acquire Prescient in a merger transaction consummated in January 2009.  In addition, the Related Party Note issued to Riverview Financial Corp. partially reflected certain fees owed to Riverview by the Company in the amount of $35,124 for guaranteeing amounts owed by the Company under a line of credit with the Bank, and $5,263 representing certain late fees owed Riverview by the Company resulting from the failure by the Company to pay certain amounts to Riverview under the terms of a Services Agreement between the Company and Riverview, dated July 1, 2005.  The amounts under the Related Party Notes that were terminated in consideration for the issuance of the Series B Preferred, and the number of shares of Series B Preferred issued in connection with the Series B Exchange, is set forth below:

	Principal	Shares of Series B Preferred
Julie Fields	$100,000	10,000
Riverview Financial Corp.	$3,496,260	349,626
Robert Allen	$523,014	52,301
	$4,119,274	411,921

NOTE 18.	RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 19.	SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with SAC Topic 855.  Other than the events discussed below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

On July 1, 2011, the Company retired certain promissory notes in the principal amount of approximately $1.5 million, which notes were originally issued in January 2009 to certain investors to partially finance the acquisition of Prescient (the “Prescient Notes”).  The Prescient Notes had a maturity date of July 12, 2011, and required payment of interest at 12% per annum payable quarterly.  In connection with the retirement of certain of the Prescient Notes, the Company extended the maturity date of the remaining issued and outstanding Prescient Notes, totaling $249,703, from July 12, 2011 to January 12, 2012.

The retired Prescient Notes were paid from cash flow from operations and proceeds from the issuance of a new term note, dated June 28, 2011, in the principal amount of $350,000 (the “Term Note”) the Term Note bears interest at an annual rate of 3.95%.  Principal and interest under the terms of the Term Note are payable in 35 installments of $10,355 each beginning August 15, 2011 and on the same date on each consecutive month thereafter until maturity, or July 15, 2014.

On September 12, 2011, the Company entered into an Amendment to Loan Agreement and Note ("Second Amendment"), pursuant to which U.S. Bank National Association (the "Bank") has agreed to extend the maturity date of the Note. The Agreement permits borrowings of up to $1.2 million, of which $1.2 million was outstanding as of the date of the Second Amendment. Under the terms of the Second Amendment, the maturity date of the Note has been extended from September 30, 2011 to September 30, 2012 and the interest rate remained unchanged at 3.5% + LIBOR.