Form 10-Q
period 2011-09-30
PARK CITY GROUP INC
filed 2011-11-14
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011.

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
Yes ☐    No ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Common Stock, $0.01 par value: 11,669,055 shares as of November 14, 2011.

PARK CITY GROUP, INC.

-i-

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets
	September 30,	June 30,
	2011	2011
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$996,344	$2,618,229
Receivables, net of allowance of $46,803 and $15,581 at September 30, 2011
and June 30, 2011, respectively	1,556,894	2,059,773
Prepaid expenses and other current assets	230,634	265,818

Total current assets	2,783,872	4,943,820

Property and equipment, net	590,220	651,992

Other assets:
Deposits and other assets	24,026	24,026
Customer relationships	3,079,388	3,184,967
Goodwill	4,805,933	4,805,933
Capitalized software costs, net	328,872	365,413

Total other assets	8,238,219	8,380,339

Total assets	$11,612,311	$13,976,151

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$487,920	$790,914
Accrued liabilities	1,240,472	1,162,775
Deferred revenue	1,342,614	1,663,232
Capital lease obligations	88,196	107,547
Lines of credit	1,200,000	1,200,000
Notes payable	912,362	2,414,853

Total current liabilities	5,271,564	7,339,321

Long-term liabilities:
Notes payable, less current portion	1,250,350	1,271,691
Capital lease obligations, less current portion	25,880	41,202

Total liabilities	6,547,794	8,652,214

Commitments and contingencies	-	-

Stockholders' equity:

Series A Convertible Preferred Stock, $0.01 par value, 30,000,000 shares authorized; 672,670 and 667,955 shares issued and outstanding at September 30, 2011 and June 30, 2011, respectively	6,727	6,680
Series B Convertible Preferred Stock, $0.01 par value, 30,000,000 shares authorized; 411,927 shares issued and outstanding at September 30, 2011 and June 30, 2011	4,119	4,119
Common stock, $0.01 par value, 50,000,000 shares authorized; 11,657,901 and 11,612,460 shares issued and outstanding at September 30, 2011 and June 30, 2011, respectively	116,579	116,125
Additional paid-in capital	36,316,737	36,088,584
Accumulated deficit	(31,379,645)	(30,891,571)

Total stockholders' equity	5,064,517	5,323,937

Total liabilities and stockholders' equity	$11,612,311	$13,976,151

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (unaudited)
For the Three Months Ended September 30, 2011 and 2010

	September 30,
	2011	2010
Revenues:
Subscription	$1,742,131	$1,549,547
Maintenance	515,295	568,219
Professional services and other revenue	194,044	290,220
Software licenses	127,810	158,000

Total revenues	2,579,280	2,565,986

Operating expenses:
Cost of services and product support	1,140,261	891,555
Sales and marketing	661,748	619,598
General and administrative	759,537	1,064,322
Depreciation and amortization	223,965	194,113

Total operating expenses	2,785,511	2,769,588

(Loss) income from operations	(206,231)	(203,602)

Other income (expense):
Interest expense	(73,490)	(98,491)

(Loss) income before income taxes	(279,721)	(302,093)

(Provision) benefit for income taxes	-	-

Net (loss) income	(279,721)	(302,093)

Dividends on preferred stock	(208,353)	(207,096)

Net (loss) income applicable to common shareholders	$(488,074)	$(509,189)

Weighted average shares, basic and diluted	11,650,000	10,950,000
Basic and diluted (loss) income per share	$(0.04)	$(0.05)

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities:
Net (loss) income	$(279,721)	$(302,093)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	223,964	194,113
Bad debt expense	42,597	-
Stock compensation expense	252,767	143,210
Stock issued for litigation settlement	-	375,000
Decrease (increase) in:
Trade receivables	460,282	(60,211)
Prepaids and other assets	35,184	(37,490)
(Decrease) increase in:
Accounts payable	(302,994)	38,438
Accrued liabilities	(167,519)	(264,577)
Deferred revenue	(320,618)	(42,900)

Net cash (used in) provided by operating activities	(56,058)	43,490

Cash Flows From Investing Activities:
Purchase of property and equipment	(20,072)	(16,662)
Capitalization of software costs	-	(89,428)

Net cash used in investing activities	(20,072)	(106,090)

Cash Flows From Financing Activities:
Dividends paid	-	(123,578)
Proceeds from issuance of note payable	137,028	-
Proceeds from exercise of warrants	12,750	-
Payments on notes payable and capital leases	(1,695,533)	(200,141)

Net cash (used in) financing activities	(1,545,755)	(323,719)

Net decrease in cash	(1,621,885)	(386,319)

Cash and cash equivalents at beginning of period	2,618,229	1,157,431

Cash and cash equivalents at end of period	$996,344	$771,112

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$133,350	$112,948

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock to pay accrued liabilities	$133,154	$212,872
Dividends accrued on preferred stock	$208,353	$207,096
Dividends paid with preferred stock	$82,750	$80,300

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.                      ORGANIZATION AND DESCRIPTION OF BUSINESS

    Park City Group, Inc. (the “Company”) is a Software-as-a-Service (“SaaS”) provider that brings unique visibility to the consumer goods supply chain, delivering actionable information that ensures product is on the shelf when the consumer expects it.  Our service increases our customers’ sales and profitability while making lower inventory levels possible for both retailers and their suppliers.

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

NOTE 2.                      SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The accompanying unaudited consolidated condensed financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10−K, are adequate to make the information presented not misleading. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2012.

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

    In September 2011, the FASB issued ASU 2011-8, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amends previous guidance on the testing of goodwill for impairment; the guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The new guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would still be required. The adoption of this updated authoritative guidance is not expected to have a significant impact on the company’s Condensed Consolidated Financial Statements.

Use of Estimates in the Preparation of Financial Statements

    The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements.  Actual results could differ from these estimates.  The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results it reports in its financial statements.  The SEC has defined the most critical accounting policies as those that are most important to the portrayal of the Company’s financial condition and results, and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company’s most critical accounting policies include:  income taxes, goodwill and other long-lived asset valuations, revenue recognition, stock-based compensation, and capitalization of software development costs.

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

    For the three months ended September 30, 2011 and 2010 options and warrants to purchase 585,696 and 858,502 shares of common stock, respectively, were not included in the computation of diluted EPS due to the anti-dilutive effect.  For three months ended September 30, 2011 and 2010, 3,272,051 and 3,217,904 shares of common stock issuable upon conversion of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) and Series B Convertible Preferred Stock (“Series B Preferred”), respectively, were not included in the diluted EPS calculation as the effect would have been anti-dilutive.

NOTE 3.                 LIQUIDITY AND MANAGEMENT’S PLAN

    Historically, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from the Chief Executive Officer and majority shareholder, and private placements of equity securities.

    At September 30, 2011, the Company had negative working capital of $(2,487,692) when compared with negative working capital of $(2,395,501) at June 30, 2011.  This $92,191 decrease in working capital is principally the result of the use of cash to retire certain indebtedness in the quarter ended September 30, 2011, a decrease in cash flow in the current quarter compared to the quarter ended September 30, 2010, the reclassification of certain notes payable from long-term liabilities to amounts becoming due and payable during the next twelve months, and a decrease in accounts receivable.

    In connection with the retirement of certain indebtedness in the quarter ended September 30, 2011, the Company reduced its current and total liabilities by approximately $2.1 million compared to current and total liabilities at June 30, 2011.   The reduction in current and total liabilities consisted of the retirement of certain promissory notes in the principal amount of approximately $1.5 million, which notes were originally issued in January 2009 to certain investors to partially finance the acquisition of Prescient (the “Prescient Notes”).  The Prescient Notes had a maturity date of July 12, 2011, and required payment of interest at 12% per annum payable quarterly.  In connection with the retirement of certain of the Prescient Notes, the Company extended the maturity date of the remaining issued and outstanding Prescient Notes, totaling $249,700, from July 12, 2011 to January 12, 2012.

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

    On September 12, 2011, the Company also entered into an Amendment to Loan Agreement and Note ("Second Amendment"), pursuant to which U.S. Bank National Association (the "Bank") has agreed to extend the maturity date of the Note. The Agreement permits borrowings of up to $1.2 million, of which $1.2 million was outstanding as of the date of the Second Amendment. Under the terms of the Second Amendment, the maturity date of the Note has been extended from September 30, 2011 to September 30, 2012 and the interest rate remained unchanged at 3.5% + LIBOR.

    While no assurances can be given, management currently intends to continue to reduce its indebtedness in subsequent periods utilizing existing cash resources and projected cash flow from operations.  In addition, management may also continue to refinance or restructure certain of the Company’s remaining indebtedness to extend the maturities of such indebtedness to address its short-term and long-term working capital requirements.  Management believes that these initiatives will enable us to address our debt service requirements during the next twelve months, as well as fund our currently anticipated operations and capital spending requirements. The financial statements do not reflect any adjustments should cash flow from operations be insufficient to meet our spending and debt service requirements, and we are otherwise unable to refinance or restructure our indebtedness.

NOTE 4.                    STOCK-BASED COMPENSATION

    The Company has agreements with a number of employees to issue stock grants vesting over 3-10 year terms. The vested portions of these grants are to be paid on each anniversary of the grant dates.  Total shares under these agreements vesting and payable annually to employees are 231,041.  The stock grant agreements were dated effective between November 2, 2007 and September 29, 2011.

NOTE 5.                 OUTSTANDING STOCK OPTIONS

    The following tables summarize information about fixed stock options and warrants outstanding and exercisable at September 30, 2011:

	Options and Warrants			Options and Warrants
	Outstanding			Exercisable
	at September 30, 2011			at September 30, 2011

		Weighted
	Number	average	Weighted	Number	Weighted
	Outstanding at	remaining	average	Exercisable at	average
Range of	September 30,	contractual	exercise	September 30,	exercise
exercise prices	2011	life (years)	price	2011	price
Options
$1.50 - 2.50	14,280	1.83	$1.73	14,280	$1.73
Warrants
$1.80 - 4.25	571,416	0.54	$3.72	571,416	$3.72
	585,696	0.57	$3.68	585,696	$3.68

NOTE 6.                        RELATED PARTY TRANSACTIONS

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

	Principal	Shares of Series B Preferred
Julie Fields	$100,000	10,000
Riverview Financial Corp.	$3,496,260	349,626
Robert Allen	$523,014	52,301
	$4,119,274	411,927

NOTE 7.                      PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and consist of the following as of:
	September 30, 2011
	(unaudited)	June 30, 2011
Computer equipment	$2,017,937	$1,997,865
Furniture and fixtures	314,823	314,823
Leasehold improvements	141,043	141,043
	2,473,803	2,453,731
Less accumulated depreciation and amortization	(1,883,583)	(1,801,739)
	$590,220	$651,992

NOTE 8.                      CAPITALIZED SOFTWARE COSTS

    Capitalized software costs consist of the following as of:
	September 30, 2011
	(unaudited)	June 30, 2011
Capitalized software costs	$2,443,128	$2,443,128
Less accumulated amortization	(2,114,256)	(2,077,715)
	$328,872	$365,413

NOTE 9.                      ACCRUED LIABILITIES

    Accrued liabilities consist of the following as of:
	September 30, 2011
	(unaudited)	June 30, 2011
Accrued stock-based compensation	$399,976	$272,861
Unclaimed consideration related to Prescient Merger	263,277	263,714
Accrued compensation	232,840	244,490
Accrued dividends	214,724	212,699
Other accrued liabilities	107,578	87,068
Accrued interest	22,077	81,943
	$1,240,472	$1,162,775

NOTE 10.                        INCOME TAXES

    The Company and its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2006.

NOTE 11.     SUBSEQUENT EVENTS

    In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events and have determined that there are no additional events that have or are reasonably likely to impact the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company’s Annual Report on Form 10-K for the year ended June 30, 2011 is incorporated herein by reference.

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

Overview

    Park City Group, Inc. (the “Company”) is a Software-as-a-Service (“SaaS”) provider that brings unique visibility to the consumer goods supply chain, delivering actionable information that ensures product is on the shelf when the consumer expects it.  Our service increases our customers’ sales and profitability while making lower inventory levels possible for both retailers and their suppliers.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010.

Revenues

	Fiscal Quarter Ended September 30,
	2011	2010	Variance	Percent
Subscription	$1,742,131	$1,549,547	$192,584	12%
Maintenance	515,295	568,219	(52,924)	-9%
Professional services and other revenue	194,044	290,220	(96,176)	-33%
Software licenses	127,810	158,000	(30,190)	-19%
Total revenues	$2,579,280	$2,565,986	$13,294	0.5%

    Total revenues were $2,579,280 and $2,565,986 for the three months ended September 30, 2011 and 2010, respectively, a 0.5% increase.  This $13,294 increase in total revenues is principally due to an increase in subscription revenues of $192,584, partially offset by a $52,924 decrease in maintenance revenue, a $96,176 decrease in professional services and other revenue and a $30,190 decrease in software license revenue.  Management believes that, as a percentage of total revenue, subscription revenue will continue to increase and license and maintenance revenue will continue to decrease, or remain volatile, as the Company continues its emphasis of marketing its services based on the SaaS model.

Subscription Revenue

    Subscription revenues were $1,742,131 and $1,549,547 for the three months ended September 30, 2011 and 2010, respectively, an increase of 12% in the three months ended September 30, 2011 when compared with the three months ended September 30, 2010.  The net increase of $192,584 is principally due to (i) the increase of subscription customers added to the Company’s customer base caused by the expected addition of new contracts with suppliers (“spokes”) connected to existing retail clients acquired by the Company (“hubs”) during the last fiscal year, which contributed approximately $163,000 of new subscription revenue; and (ii) a $80,000 increase attributable to the growth of existing retailer and supplier subscriptions. The increase in subscription revenue was partially offset by a decrease of approximately $51,000 resulting from the non-renewal of existing customers primarily due to bankruptcy, acquisitions, or no longer doing business with a retailer.  While no assurances can be given, the Company anticipates that revenue from subscription-based services will continue to increase on a year-over-year basis.  However, future subscription revenue growth is expected to be offset by the anticipated attrition of subscription agreements in the ordinary course upon contract expirations, which management currently anticipates to be approximately 4-5% of subscription revenue annually.

    The Company continues to focus its strategic initiatives on increasing the number of retailers, suppliers and manufacturers that use its software on a subscription basis, as well as contracting with suppliers to connect to our retail customers signed up in previous quarters, therefore leveraging our “hub and spoke” business model. While management believes that marketing its suite of software solutions as a renewable and recurring subscription is an effective strategy, it cannot be assured that subscribers will renew the service at the same level in future years, propagate services to new categories, or recognize the need for expanding the service offering of the Company’s suite of actionable products and services.

Maintenance Revenue

    Maintenance and support revenues were $515,295 and $568,219 for the three months ended September 30, 2011 and 2010, respectively, a decrease of 9% in the three months ended September 30, 2011 compared with the three months ended September 30, 2010.  The net decrease of $52,924 is principally due to (i) the non-renewal of maintenance contracts resulting in a reduction of maintenance revenue of $87,000. This decrease in revenue was partially offset by the addition of approximately $18,000 in new maintenance revenue and approximately $16,000 of net increases to existing customers.  Large one-time license sales and associated maintenance is expected to continue to decline over time. The decrease in maintenance revenue is due to the Company's emphasis on subscription-based sales. While management believes maintenance and support services are essential to its customers, due to macroeconomic conditions, business combinations, and the historical reliability of the Company’s suite of products, from time to time, customers may not perceive the ongoing value of paying for maintenance when the frequency of maintenance activities needed by a customer becomes infrequent.

Professional Services and Other Revenue

    Professional services and other revenue were $194,044 and $290,220 for the three months ended September 30, 2011 and 2010, respectively, a decrease of 33%.  The $96,176 decrease in professional services revenue for the three months ended September 30, 2011 when compared to the three months ended September 30, 2010 is due to a decrease in the average contract size of customer implementations that occurred during the current quarterly period compared to the quarter ended September 30, 2010.  Management believes that professional services may experience periodic fluctuations as a result of (i) timing of implementations, (ii) scope of services to be provided, (iii) size of the retailer or supplier, or (iv) the Company’s analytics offerings and change-management services becoming a natural addition to its software as a service (SaaS) product suite.

Software Licenses Revenue

    Software licenses revenues were $127,810 and $158,000 for the three months ended September 30, 2011 and 2010, respectively, a decrease of 19%.  The $30,190 decrease in license revenue for the three months ended September 30, 2011 when compared to the three months ended September 30, 2010 is primarily due to sales to existing customers during to the 3 months ended September 30, 2011 compared to typically larger new customer sales during the same period last year.  While the Company continues its emphasis on the sale of subscription based services, large one-time license sales and associated maintenance is expected to continue to decline over time.  Management believes that it is difficult to predict and forecast future software license sales.   The Company has not eliminated the sale of its suite of products on a license basis and from time to time it will sell additional licenses to new or existing customers; however, it is difficult to ascertain the timing or the amount of the license.

Cost of Services and Product Support

	Fiscal Quarter Ended		Variance
	September 30,
	2011	2010	Dollars	Percent
Cost of services and product support	$1,140,261	$891,555	$248,706	28%
Percent of total revenues	44%	35%

    Cost of services and product support was $1,140,261 and $891,555 for the three months ended September 30, 2011 and 2010, respectively, a 28% increase in the three months ended September 30, 2011 compared with the three months ended September 30, 2010.  This increase of $248,706 for the quarter ended September 30, 2011 when compared with the same period ended September 30, 2010 is principally due to (i) a $103,000 increase in payroll and other head count related expenses, payroll taxes related to stock compensation, and an increase in benefit costs; (ii) $88,000 of costs capitalized during the prior year; (iii) a $43,000 increase related to employee stock grants and other stock-based compensation; (iv) an increase of $7,000 from the use of contractors and outside consulting support, and (v) a $5,000 increase in hardware and software maintenance and support contracts.

Sales and Marketing Expense

	Fiscal Quarter Ended		Variance
	September 30,
	2011	2010	Dollars	Percent
Sales and marketing	$661,748	$619,598	$42,150	7%
Percent of total revenues	26%	24%

    Sales and marketing expenses were $661,748 and $619,598 for the three months ended September 30, 2011 and 2010, respectively, a 7% increase.  This $42,150 increase over the comparable quarter was primarily the result of (i) an increase of approximately $29,000 in advertising, marketing and tradeshow related expenses; (ii) an increase in bonuses, stipends, and commission expenses of $28,000; (iii) an increase of approximately $9,000 in payroll and other head count related expenses.  These increases were partially offset by a decrease of $24,000 in travel and related expenditures.

General and Administrative Expense

	Fiscal Quarter Ended		Variance
	September 30,
	2011	2010	Dollars	Percent
General and administrative	$759,537	$1,064,322	$(304,785)	-29%
Percent of total revenues	29%	41%

    General and administrative expenses were $759,537 and $1,064,322 for the three months ended September 30, 2011 and 2010, respectively, a 29% decrease in the three months ended September 30, 2011 compared with the three months ended September 30, 2010.  This $304,785 decrease when comparing expenditures for the quarter ended September 30, 2011 with the same period ended September 30, 2010 is principally due to settlement of a lawsuit and related legal fees in the prior year of $475,000.  This decrease was partially offset by (i) an increase of $72,000 increase in shareholder costs and other professional fees; (ii) a $43,000 increase in bad debt due to increased collection efforts; (iii) an increase of approximately $29,000 in payroll and other compensation related expenses; (iv) and an increase of $26,000 in hosted software costs, facilities related expenses, and travel related expenses.

Depreciation and Amortization Expense

	Fiscal Quarter Ended		Variance
	September 30,
	2011	2010	Dollars	Percent
Depreciation and amortization	$223,965	$194,113	$29,852	15%
Percent of total revenues	9%	8%

    Depreciation and amortization expenses were $223,965 and $194,113 for the three months ended September 30, 2011 and 2010, respectively, an increase of 15% in the three months ended September 30, 2011 compared with the three months ended September 30, 2010.  This increase of $29,852 for the quarter ended September 30, 2011 when compared to the quarter ended September 30, 2010 is primarily due to (i) a $16,000 increase in amortization related to the completion of capitalized software projects; and (ii) increased depreciation expense of $14,000.

Other Income and Expense
	Fiscal Quarter Ended		Variance
	September 30,
	2011	2010	Dollars	Percent
Interest expense	$(73,490)	$(98,491)	$(25,001)	25%
Percent of total revenues	3%	4%

    Net interest expense was $73,490 and $98,491 for the three months ended September 30, 2011 and 2010, respectively.  This $25,001 decrease is principally due to a decrease in interest expense resulting from retirement of Prescient Notes in the principal amount of approximately $1.5 million.

Dividends on Preferred Stock
	Fiscal Quarter Ended		Variance
	September 30,
	2011	2010	Dollars	Percent
Dividends on preferred stock	$208,353	$207,096	$1,257	0.6%
Percent of total revenues	8%	8%

    Dividends accrued on the Company’s Series A Preferred and Series B Preferred was $208,353 and $207,096 for the three months ended September 30, 2011 and 2010, respectively. Holders of Series A Preferred are entitled to a 5.00% annual dividend payable quarterly in either cash or additional Series A Preferred at the option of the Company with fractional shares paid in cash. Holders of Series B Preferred are entitled to a 12.00% annual dividend payable quarterly in cash.

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

    We have historically funded our operations with cash from operating activities, equity financings and debt borrowings. As set forth below, cash and cash equivalents were $996,344 and $771,112 at September 30, 2011, and September 30, 2010, respectively. This increase from September 30, 2010 to September 30, 2011 was principally the result of an increase in cash flow from operations throughout the fiscal year ended June 30, 2011, offset by the use of cash used to reduce short-term indebtedness.

	As of September 30,		Variance
	2011	2010	Dollars	Percent
Cash and Cash Equivalents	$996,344	$771,112	$225,232	29%

Net Cash Flows from Operating Activities

	Fiscal Quarter Ended September 30,		Variance
	2011	2010	Dollars	Percent
Cash provided by operating activities	$(56,057)	$43,490	$(99,547)	229%

    Net cash provided by operating activities is summarized as follows:

	2011	2010
Net (loss) income	$(279,721)	$(302,093)
Noncash expense and income, net	519,329	712,323
Net changes in operating assets and liabilities	(295,665)	(366,740)
	$(56,057)	$43,490

    Noncash expenses decreased by $192,994 in the three months ended September 30, 2011 compared to September 30, 2010. Noncash expenses decreased as a result of the issuance of $375,000 in Company common stock in a litigation settlement during the 3 months ended September 30, 2010. This noncash expense decrease was partially offset by a $109,557 increase in stock compensation expense, a $42,597 increase in bad debt expense and a $29,852 increase in depreciation and amortization.

    The net changes in operating assets and liabilities committed $71,075 less cash in three months ended September 30, 2011 compared to the same period in 2010.  While decreases in operating assets provided $593,167 in cash, decreases in operating liabilities used cash of $522,092 in cash in 2011.

Net Cash Flows from Investing Activities

	Fiscal Quarter Ended September 30,		Variance
	2011	2010	Dollars	Percent
Cash used in investing activities	$(20,073)	$(106,090)	$(86,017)	-81%

    Net cash used in investing activities for the three months ended September 30, 2011 was $(20,073) compared to net cash used in investing activities of $(106,090) for the three months ended September 30, 2010.  This $86,017 decrease in cash used in investing activities for the three months ended September 30, 2011 when compared to the same period in 2010 was the result of capitalization of software costs in 2010 that did not recur in 2011.

Net Cash Flows from Financing Activities

	Fiscal Quarter Ended September 30,		Variance
	2011	2010	Dollars	Percent
Cash used in financing activities	$(1,545,755)	$(323,719)	$1,222,036	-377%

    Net cash used in financing activities totaled $(1,545,755) for the three months ended September 30, 2011 when compared to cash flows used in financing activities of $(323,719) for the three months ended September 30, 2010. The change in net cash used in financing activities is attributable to a $1.5 million increase in cash used to pay on notes payable due to the retirement of the Prescient Notes.  This increase in cash used was partially offset by (i) a decrease in cash used to pay dividends of $123,578; and (ii) an increase in cash from the issuance of notes and exercise of warrants.

Working Capital

    At September 30, 2011, the Company had negative working capital of $(2,487,692) when compared with negative working capital of $(2,395,501) at June 30, 2011.  This $92,191 decrease in working capital is principally the result of the use of cash to retire certain indebtedness in the quarter ended September 30, 2011, a decrease in cash flow in the current quarter compared to the quarter ended September 30, 2010, the reclassification of certain notes payable from long-term liabilities to amounts becoming due and payable during the next twelve months, and a decrease in accounts receivable.   In connection with the retirement of certain indebtedness in the quarter ended September 30, 2011, the Company reduced its current and total liabilities by approximately $2.1 million compared to current and total liabilities at June 30, 2011.

	As of September 30,	As of June 30,	Variance
	2011	2011	Dollars	Percent
Current assets	$2,783,872	$4,943,820	$(2,159,948)	44%

    Current assets as of September 30, 2011 totaled $2,783,872, a decrease of $2,159,948 when compared to $4,943,820 as of June 30, 2011.  This 44% decrease in current assets is due primarily to the use cash of $1.5 million to pay certain short-term indebtedness, and a $502,879 decrease in accounts receivable.

	As of September 30,	As of June 30,	Variance
	2011	2011	Dollars	Percent
Current liabilities	$5,271,564	$7,339,321	$(2,067,757)	28%

    Current liabilities totaled $5,271,564 as of September 30, 2011 as compared to $7,339,321 as of June 30, 2011.  The $2,067,757 comparative decrease in current liabilities is principally due to a decrease of approximately $1.5 million in certain notes payable during the quarter ended September 30, 2011, as well as a reduction in accounts payable of approximately $303,000 and deferred revenue of approximately $321,000.

    While no assurances can be given, management currently intends to continue to reduce its indebtedness in subsequent periods utilizing existing cash resources and projected cash flow from operations.  In addition, management may also continue to refinance or restructure certain of the Company’s indebtedness to extend the maturities of such indebtedness to address its short-term and long-term working capital requirements.  Management believes that these initiatives will enable us to address our debt service requirements during the next twelve months, as well as fund our currently anticipated operations and capital spending requirements.

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

    In September 2011, the FASB issued ASU 2011-8, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amends previous guidance on the testing of goodwill for impairment; the guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The new guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would still be required. The adoption of this updated authoritative guidance is not expected to have a significant impact on the company’s Condensed Consolidated Financial Statements.

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

    We recognize subscription and hosting revenues ratably over the length of the agreement beginning on the commencement dates of each agreement or when revenue recognition conditions are satisfied. For a fee, subscriptions provide the customer with access to the software and data over the Internet, or on demand, and provide technical support services and software upgrades when and if available. Under subscriptions, customers do not have the right to take possession of the software and such arrangements are considered service contracts. Accordingly, we recognize subscription revenue ratably over the length of the agreement and professional services are recognized as incurred based on their relative fair values.  In situations where we have contractually committed to an individual customer specific technology, we defer all of the revenue for that customer until the technology is delivered and accepted. Once delivery occurs, we then recognize the revenue ratably over the remaining contract term. When subscription service or hosting service is paid in advance, deferred revenue is recognized and revenue is recorded ratably over the term as services are consumed.

    Set up fees paid by customers in connection with subscription services are deferred and recognized ratably over the life of the applicable agreement.

    Premium support and maintenance service revenues are derived from services beyond the basic services provided in standard arrangements.  We recognize premium service and maintenance revenues ratably over the contract terms beginning on the commencement dates of each contract or when revenue recognition conditions are satisfied. Instances where premium support or maintenance service is paid in advance, deferred revenue is recognized and revenue is recorded ratably over the term as services are consumed.

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

    Our exposure to interest rate changes related to borrowing has been limited by the use of fixed rate borrowings on the majority of our outstanding debt, and we believe the effect, if any, or reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.  At September 30, 2011, the debt portfolio was composed of approximately 55% variable-rate debt and 45% fixed-rate debt.

	September 30, 2011	Percent of
	(unaudited)	total debt
Fixed rate debt	$1,502,519	44.7%
Variable rate debt	1,860,193	55.3%
Total debt	$3,362,712	100.00%

    The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2011:

Cash and Cash Equivalents:	Aggregate Fair Value	Weighted Average Interest Rate
Cash and cash equivalents	$996,344	NA

ITEM 4.                      CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

    We are from time to time involved in various legal proceedings incidental to the conduct of our business. We do not have any ongoing legal proceedings at this time.

ITEM 1A.                    RISK FACTORS

    There were no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2011.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 5.                      OTHER INFORMATION

    None.

ITEM 6.                      EXHIBITS

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extention Schema

101.CAL*	XBRL Taxonomy Extention Calculation Linkbase

101.DEF*	XBRL Taxonomy Extention Definition Linkbase

101.LAB*	XBRL Taxonomy Extention Label Linkbase

101.PRE*	XBRL Taxonomy Extention Presentation Linkbase

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities ct of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2011	PARK CITY GROUP, INC

By: /s/ Randall K. Fields
Randall K. Fields Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: November 14, 2011	By /s/ David Colbert
David Colbert Chief Financial Officer (Principal Financial and Accounting Officer)