Form 10-Q
period 2011-12-31
PARK CITY GROUP INC
filed 2012-02-14
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2011.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by checkmark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes   ☒ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Common Stock, $0.01 par value: 11,829,056 shares as of February 14, 2012.

PARK CITY GROUP, INC.

-i-

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets

	December 31,	June 30,
	2011	2011
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$942,327	$2,618,229
Receivables, net of allowance of $55,000 and $15,581 at December 31, 2011 and June 30, 2011, respectively	1,524,059	2,059,773
Prepaid expenses and other current assets	217,225	265,818

Total current assets	2,683,611	4,943,820

Property and equipment, net	545,751	651,992

Other assets:
Deposits and other assets	24,026	24,026
Customer relationships	2,973,809	3,184,967
Goodwill	4,805,933	4,805,933
Capitalized software costs, net	292,330	365,413

Total other assets	8,096,098	8,380,339

Total assets	$11,325,460	$13,976,151

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$526,604	$790,914
Accrued liabilities	1,365,505	1,162,775
Deferred revenue	1,127,728	1,663,232
Capital lease obligations	72,979	107,547
Lines of credit	1,200,000	1,200,000
Notes payable	1,031,060	2,414,853

Total current liabilities	5,323,876	7,339,321

Long-term liabilities:
Notes payable, less current portion	941,813	1,271,691
Capital lease obligations, less current portion	10,404	41,202

Total liabilities	6,276,093	8,652,214

Commitments and contingencies	-	-

Stockholders' equity:

Series A Convertible Preferred Stock, $0.01 par value, 30,000,000 shares authorized; 676,749 and 667,955 shares issued and outstanding at December 31, 2011 and June 30, 2011, respectively	6,768	6,680
Series B Convertible Preferred Stock, $0.01 par value, 30,000,000 shares authorized; 411,927 shares issued and outstanding at December 31, 2011 and June 30, 2011	4,119	4,119
Common stock, $0.01 par value, 50,000,000 shares authorized; 11,774,939 and 11,612,460 shares issued and outstanding at December 31, 2011 and June 30, 2011, respectively	117,749	116,125
Additional paid-in capital	36,685,115	36,088,584
Accumulated deficit	(31,764,384)	(30,891,571)

Total stockholders' equity	5,049,367	5,323,937

Total liabilities and stockholders' equity	$11,325,460	$13,976,151

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenues:
Subscription	$1,681,000	$1,595,345	$3,423,131	$3,144,892
Maintenance	494,351	584,732	1,009,646	1,152,951
Professional services and other revenue	168,971	262,213	363,015	552,433
Software licenses	222,800	304,719	350,610	462,719

Total revenues	2,567,122	2,747,009	5,146,402	5,312,995

Operating expenses:
Cost of services and product support	1,115,113	908,846	2,255,374	1,800,401
Sales and marketing	568,797	737,936	1,230,545	1,357,534
General and administrative	790,855	648,493	1,550,392	1,712,815
Depreciation and amortization	220,835	182,492	444,800	376,606

Total operating expenses	2,695,600	2,477,767	5,481,111	5,247,356

Income (loss) from operations	(128,478)	269,242	(334,709)	65,639

Other income (expense):
Interest expense	(47,394)	(84,687)	(120,884)	(183,177)

Income (loss) before income taxes	(175,872)	184,555	(455,593)	(117,538)

(Provision) benefit for income taxes	-	-	-	-

Net income (loss)	(175,872)	184,555	(455,593)	(117,538)

Dividends on preferred stock	(208,867)	(206,975)	(417,220)	(414,070)

Net income (loss) applicable to common shareholders	$(384,739)	$(22,420)	$(872,813)	$(531,608)

Weighted average shares, basic and diluted	11,698,000	11,138,000	11,674,000	11,044,000
Basic and diluted loss per share	$(0.03)	$(0.00)	$(0.07)	$(0.05)

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)
For the Six Months Ended December 31,

	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	$(455,593)	$(117,538)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	444,800	376,606
Bad debt expense	69,194	2,888
Stock issued for compensation expense	563,175	363,071
Stock issued for litigation settlement	-	375,000
Decrease (increase) in:
Trade receivables	466,520	73,452
Prepaids and other assets	48,593	(36,381)
(Decrease) increase in:
Accounts payable	(264,310)	(266,007)
Accrued liabilities	54,985	(227,074)
Deferred revenue	(535,504)	96,639

Net cash provided by operating activities	391,860	640,656

Cash Flows From Investing Activities:
Purchase of property and equipment	(54,318)	(24,973)
Capitalization of software costs	-	(197,051)

Net cash used in investing activities	(54,318)	(222,024)

Cash Flows From Financing Activities:
Dividends paid	(247,156)	(123,578)
Proceeds from issuance of common stock	-	140,800
Proceeds from issuance of notes	137,028	-
Proceeds from issuance of warrants	12,749	-
Payments on notes payable and capital leases	(1,916,065)	(362,265)

Net cash used in financing activities	(2,013,444)	(345,043)

Net (decrease) increase in cash	(1,675,902)	73,589

Cash and cash equivalents at beginning of period	2,618,229	1,157,431

Cash and cash equivalents at end of period	$942,327	$1,231,020

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$180,943	$144,564

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock to pay accrued liabilities	$418,434	$405,000
Dividends accrued on preferred stock	$417,220	$414,070
Dividends paid with preferred stock	$167,060	$162,230

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

    We market our products to businesses primarily on a subscription basis.  However, we also deliver our products on a license basis.  Our efforts are focused on a direct sales model and indirectly through qualified partners and service providers.

    The principal executive offices of the Company are located at 3160 Pinebrook Road, Park City, Utah 84098.  The telephone number is (435) 645-2000.  The website address is http://www.parkcitygroup.com.

NOTE 2.                      SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The accompanying unaudited consolidated condensed financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10−K, are adequate to make the information presented not misleading. Operating results for the three and six months ended December 31, 2011 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2012.

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

    In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, an update to the authoritative guidance which requires disclosure information about offsetting and related arrangements for financial instruments and derivative instruments. The guidance provided by this update becomes effective for the Company in the first quarter of fiscal 2014. The adoption of this updated authoritative guidance is not expected to have a significant impact on the Company’s Condensed Consolidated Financial Statements.

    In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, an update to the authoritative guidance which defers the effective date of the presentation of reclassification adjustments out of accumulated other comprehensive income. The guidance provided by this update becomes effective for the Company in the first quarter of fiscal 2013. The adoption of this updated authoritative guidance is not expected to have a significant impact on the Company’s Condensed Consolidated Financial Statements.

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

    For the three and six months ended December 31, 2011 and 2010 options and warrants to purchase 251,529 and 855,502 shares of common stock, respectively, were not included in the computation of diluted EPS due to the anti-dilutive effect.  For three and six months ended December 31, 2011 and 2010, 3,285,648 and 3,217,904 shares of common stock issuable upon conversion of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) and Series B Convertible Preferred Stock (“Series B Preferred”), respectively, were not included in the diluted EPS calculation as the effect would have been anti-dilutive.

NOTE 3.                 LIQUIDITY AND MANAGEMENT’S PLAN

    Historically, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from the Chief Executive Officer and majority shareholder, and private placements of equity securities.

    At December 31, 2011, the Company had negative working capital of $2,640,265 when compared with negative working capital of $2,395,501 at June 30, 2011.  This $244,764 decrease in working capital is principally the result of the use of cash to retire certain indebtedness in the six months ended December 31, 2011, a decrease in cash flow in the current period compared to the six months ended December 31, 2010, and a decrease in accounts receivable.

    In connection with the retirement of certain indebtedness in the six months ended December 31, 2011, the Company reduced its total liabilities by approximately $2.4 million as compared to total liabilities at June 30, 2011.  The reduction in total liabilities consisted of the retirement of certain promissory notes in the principal amount of approximately $1.5 million, which notes were originally issued in January 2009 to certain investors to partially finance the acquisition of Prescient (the “Prescient Notes”).  The Prescient Notes had a maturity date of July 12, 2011, and required payment of interest at 12% per annum payable quarterly.  In connection with the retirement of certain of the Prescient Notes, the Company extended the maturity date of the remaining issued and outstanding Prescient Notes, totaling $249,700, from July 12, 2011 to January 12, 2012.  All principal and accrued and unpaid interest on the remaining Prescient Notes was subsequently paid on January 12, 2012.

    The Prescient Notes were paid from existing cash and proceeds from the issuance of a new term note, dated June 28, 2011, in the principal amount of $350,000 (the “Term Note”).  The Term Note bears interest at an annual rate of 3.95%.  Principal and interest under the terms of the Term Note are payable in 35 installments of $10,355 each beginning August 15, 2011 and on the same date on each consecutive month thereafter until maturity, or July 15, 2014.

    On September 12, 2011, the Company also entered into an Amendment to Loan Agreement and Note ("Second Amendment"), pursuant to which U.S. Bank National Association (the "Bank") has agreed to extend the maturity date of the Note. The Agreement permits borrowings of up to $1.2 million, of which $1.2 million was outstanding as of the date of the Second Amendment. Under the terms of the Second Amendment, the maturity date of the Note has been extended from September 30, 2011 to September 30, 2012 and the interest rate remained unchanged at 3.5% plus LIBOR.

    On February 8, 2012, the Company entered into a Multiple Advance Promissory Note with the Bank in the total aggregate amount of $350,000. The Company may take advances on the Note. At the end of the initial annual period, the advanced capital will be converted to a four year amortizing Term Note. Interest on the advance prior to conversion is 3% plus the one month LIBOR rate. Interest on the four year amortizing Term Note is fixed over the term at 3% plus the five year Money Market rate.

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

NOTE 4.                    STOCK-BASED COMPENSATION

    The Company has agreements with a number of employees to issue stock grants vesting over 3-10 year terms. The vested portions of these grants are to be paid on each anniversary of the grant dates.  Total shares under these agreements vesting and payable annually to employees are 233,971.  The stock grant agreements were dated effective between July 1, 2008 and November 21, 2011.

NOTE 5.                 OUTSTANDING STOCK OPTIONS

    The following tables summarize information about fixed stock options and warrants outstanding and exercisable at December 31, 2011:

	Options and Warrants			Options and Warrants
	Outstanding			Exercisable
	at December 31, 2011			at December 31, 2011

		Weighted
	Number	average	Weighted	Number	Weighted
	outstanding at	remaining	average	exercisable at	average
Range of	December 31,	contractual	exercise	December 31,	exercise
exercise prices	2011	life (years)	price	2011	price
Options
$1.50 - 2.50	14,280	1.58	$1.73	14,280	$1.73
Warrants
$1.80 - 3.30	237,249	0.81	$2.98	237,249	$2.98
	251,529	0.85	$2.91	251,529	$2.91

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

	Principal	No. of Shares of Series B Preferred
Julie Fields	$100,000	10,000
Riverview Financial Corp.	3,496,260	349,626
Robert Allen	523,014	52,301
	$4,119,274	411,927

NOTE 7.                      PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and consist of the following as of:

	December 31, 2011
	(unaudited)	June 30, 2011
Computer equipment	$2,052,183	$1,997,865
Furniture and fixtures	314,823	314,823
Leasehold improvements	141,043	141,043
	2,508,049	2,453,731
Less accumulated depreciation and amortization	(1,962,298)	(1,801,739)
	$545,751	$651,992

NOTE 8.                      CAPITALIZED SOFTWARE COSTS

    Capitalized software costs consist of the following as of:

	December 31, 2011
	(unaudited)	June 30, 2011
Capitalized software costs	$2,443,128	$2,443,128
Less accumulated amortization	(2,150,798)	(2,077,715)
	$292,330	$365,413

NOTE 9.                      ACCRUED LIABILITIES

    Accrued liabilities consist of the following as of:

	December 31, 2011
	(unaudited)	June 30, 2011
Accrued stock-based compensation	$425,104	$272,861
Accrued compensation	322,862	244,490
Unclaimed consideration related to Prescient Merger	263,277	263,714
Accrued dividends	215,703	212,699
Other accrued liabilities	116,675	87,068
Accrued interest	21,884	81,943
	$1,365,505	$1,162,775

NOTE 10.                        INCOME TAXES

    The Company and its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2008.

NOTE 11.                       SUBSEQUENT EVENTS

    In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events and have determined that, other than the retirement of all Prescient Notes, as disclosed in Note 3, there are no additional subsequent events that require disclosure.

    On February 8, 2012, the Company entered into a Multiple Advance Promissory Note with the Bank in the total aggregate amount of $350,000. The Company may take advances on the Note. At the end of the initial annual period, the advanced capital will be converted to a four year amortizing Term Note. Interest on the advance prior to conversion is 3% plus the one month LIBOR rate. Interest on the four year amortizing Term Note is fixed over the term at 3% plus the five year Money Market rate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company’s Annual Report on Form 10-K for the year ended June 30, 2011 is incorporated herein by reference.

Forward-Looking Statements

    This Quarterly Report on Form 10-Q contains forward looking statements.  The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements."  Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our June 30, 2011 Annual Report on Form 10-K, incorporated herein by reference.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

    We market our products to businesses primarily on a subscription basis.  However, we also deliver our products on a license basis.  Our efforts are focused on a direct sales model and indirectly through qualified partners and service providers.

    The principal executive offices of the Company are located at 3160 Pinebrook Road, Park City, Utah 84098.  The telephone number is (435) 645-2000.  The website address is http://www.parkcitygroup.com.

Results of Operations

Comparison of the Three Months Ended December 31, 2011 to the Three Months Ended December 31, 2010.

Revenues

	Fiscal Quarter Ended December 31,		Variance
	2011	2010	Dollars	Percent
Subscription	$1,681,000	$1,595,345	$85,655	5.4%
Maintenance	494,351	584,732	(90,381)	-15.5%
Professional services and other revenue	168,971	262,213	(93,242)	-35.6%
Software licenses	222,800	304,719	(81,919)	-26.9%
Total revenues	$2,567,122	$2,747,009	$(179,887)	-6.6%

    Total revenues were $2,567,122 and $2,747,009 for the three months ended December 31, 2011 and 2010, respectively, a 6.55% decrease.  This $179,887 decrease in total revenues is principally due to a decrease in maintenance revenues of $90,381, a decrease in professional services and other revenues of $93,242, and a decrease in software license revenue of $81,919, partially offset by an $85,655 increase in subscription revenues.  The decrease in non-subscription revenues was largely anticipated, and reflects management’s emphasis on growing subscription revenue in future periods.  Management believes that, as a percentage of total revenue, subscription revenue will continue to increase and license and maintenance revenue will continue to decrease, or remain volatile, as the Company continues its emphasis of marketing its services based on the SaaS model.

Subscription Revenue

    Subscription revenue was $1,681,000 and $1,595,345 for the three months ended December 31, 2011 and 2010, respectively, an increase of 5.4% in the three months ended December 31, 2011 when compared with the three months ended December 31, 2010.  The net increase of $85,655 is principally due to (i) the increase of subscription customers added to the Company’s customer base caused by the expected addition of new contracts with suppliers (“spokes”) connected to existing retail clients acquired by the Company (“hubs”) during the last fiscal year, which contributed approximately $92,000 of new subscription revenue; and (ii) a $149,000 increase attributable to the growth of existing retailer and supplier subscriptions. The increase in subscription revenue was partially offset by a decrease of approximately $154,000 resulting from the non-renewal of existing customers primarily due to, among other factors, bankruptcy, acquisitions, or no longer doing business with a retailer.  While no assurances can be given, the Company anticipates that revenue from subscription-based services will continue to increase on a year-over-year basis, notwithstanding attrition of subscription agreements in the ordinary course upon contract expirations, which occurred in the quarter ended December 31, 2011. Management currently anticipates that such attrition will be approximately 5% of subscription revenue annually, including in the year ending June 30, 2012.

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

Maintenance Revenue

    Maintenance and support revenue was $494,351 and $584,732 for the three months ended December 31, 2011 and 2010, respectively, a decrease of 15.5% in the three months ended December 31, 2011 compared with the three months ended December 31, 2010. The net decrease of $90,381 is principally due to (i) the non-renewal of maintenance contracts resulting in a reduction of maintenance revenue of $115,000. This decrease in revenue was partially offset by the addition of approximately $25,000 from new maintenance customers and net increases to existing customers.  Large one-time license sales and associated maintenance is expected to continue to decline over time. The decrease in maintenance revenue is due to the Company's emphasis on subscription-based sales. While management believes maintenance and support services are essential to its customers, due to macroeconomic conditions, business combinations, and the historical reliability of the Company’s suite of products, from time to time, customers may not perceive the ongoing value of paying for maintenance when the frequency of maintenance activities needed by a customer becomes infrequent.

Professional Services and Other Revenue

    Professional services and other revenue was $168,971 and $262,213 for the three months ended December 31, 2011 and 2010, respectively, a decrease of 35.6%. The $93,242 decrease in professional services revenue for the three months ended December 31, 2011 when compared to the three months ended December 31, 2010 is due to a decrease in the average revenue per customer implementation that occurred during the current quarterly period compared to the quarter ended December 31, 2010.  Management believes that professional services may experience periodic fluctuations as a result of (i) timing of implementations, (ii) scope of services to be provided, (iii) size of the retailer or supplier, or (iv) the Company’s analytics offerings and change-management services becoming a natural addition to its software as a service (SaaS) product suite.

Software License Revenue

    Software license revenues was $222,800 and $304,719 for the three months ended December 31, 2011 and 2010, respectively, a decrease of 26.9%.  The $81,919 decrease in license revenue for the three months ended December 31, 2011 when compared to the three months ended December 31, 2010 is primarily due to lower sales to existing customers during the three months ended December 31, 2011 compared to typically larger new customer sales during the same period last year.  While the Company continues its emphasis on the sale of subscription based services, large one-time license sales and associated maintenance is expected to continue to decline over time.  Management believes that it is difficult to predict and forecast future software license sales.   The Company has not eliminated the sale of its suite of products on a license basis and from time to time it will sell additional licenses to new or existing customers; however, it is difficult to ascertain the timing or the amount of the license.

Cost of Services and Product Support

	Fiscal Quarter Ended
	December 31,		Variance
	2011	2010	Dollars	Percent
Cost of services and product support	$1,115,113	$908,846	$206,267	22.7%
Percent of total revenues	43.4%	33.1%

    Cost of services and product support was $1,115,113 and $908,846 for the three months ended December 31, 2011 and 2010, respectively, a 22.7% increase in the three months ended December 31, 2011 compared with the three months ended December 31, 2010.  This increase of $206,267 for the quarter ended December 31, 2011 when compared with the same period ended December 31, 2010 is principally due to (i) a $87,000 increase in payroll and other head count related expenses, payroll taxes related to stock compensation, and an increase in benefit costs; (ii) $108,000 of costs capitalized during the prior year; and (iii) an increase of $14,000 from the use of contractors and outside consulting support.  These increases were partially offset by a decrease of approximately $3,000 in software maintenance contracts and other facility related costs.

Sales and Marketing Expense

	Fiscal Quarter Ended
	December 31,		Variance
	2011	2010	Dollars	Percent
Sales and marketing	$568,797	$737,936	$(169,139)	-22.9%
Percent of total revenues	22.2%	26.9%

Sales and marketing expense was $568,797 and $737,936 for the three months ended December 31, 2011 and 2010, respectively, a 22.9% decrease.  This $169,139 decrease over the comparable quarter was primarily the result of (i) a decrease of approximately $106,000 in payroll and other head count related expenses; (ii) a decrease in bonuses and commission expenses of $62,000; (ii) a decrease of approximately $13,000 in advertising, marketing, and travel related expenditures.  These decreases were partially offset by an increase of $14,000 in marketing allowances.

General and Administrative Expense

	Fiscal Quarter Ended
	December 31,		Variance
	2011	2010	Dollars	Percent
General and administrative	$790,855	$648,493	$142,362	22.0%
Percent of total revenues	30.8%	23.6%

    General and administrative expense was $790,855 and $648,493 for the three months ended December 31, 2011 and 2010, respectively, a 22% increase in the three months ended December 31, 2011 compared with the three months ended December 31, 2010.  This $142,362 increase when comparing expenditures for the quarter ended December 31, 2011 with the same period ended December 31, 2010 is principally due (i) an increase of approximately $135,000 in payroll, bonus, and other compensation related expenses; and (ii) a $24,000 increase in bad debt expense.  These increases were partially offset by a decrease of $17,000 in shareholder costs, professional fees, and facilities related expenses.

Depreciation and Amortization Expense

	Fiscal Quarter Ended
	December 31,		Variance
	2011	2010	Dollars	Percent
Depreciation and amortization	$220,835	$182,492	$38,343	21.0%
Percent of total revenues	8.6%	6.6%

Depreciation and amortization expense was $220,835 and $182,492 for the three months ended December 31, 2011 and 2010, respectively, an increase of 21% in the three months ended December 31, 2011 compared with the three months ended December 31, 2010.  This increase of $38,343 for the quarter ended December 31, 2011 when compared to the quarter ended December 31, 2010 is due to (i) a $16,400 increase in amortization related to the completion of capitalized software projects; and (ii) increased depreciation expense of $22,000.

Other Income and Expense

	Fiscal Quarter Ended
	December 31,		Variance
	2011	2010	Dollars	Percent
Interest expense	$47,394	$84,687	$(37,293)	-44.0%
Percent of total revenues	1.8%	3.1%

Net interest expense was $47,394 and $84,687 for the three months ended December 31, 2011 and 2010, respectively.  This $37,293 decrease is principally due to a decrease in interest expense resulting from retirement of Prescient Notes in the principal amount of approximately $1.5 million.

Preferred Dividends

	Fiscal Quarter Ended
	December 31,		Variance
	2011	2010	Dollars	Percent
Preferred dividends	$208,867	$206,975	$1,892	0.9%
Percent of total revenues	8.1%	7.5%

Dividends accrued on the Company’s Series A Preferred and Series B Preferred was $208,867 and $206,975 for the three months ended December 31, 2011 and 2010, respectively.  Holders of Series A Preferred are entitled to a 5.00% annual dividend payable quarterly in either cash or additional Series A Preferred at the option of the Company with fractional shares paid in cash. Holders of Series B Preferred are entitled to a 12.00% annual dividend payable quarterly in cash.

Comparison of the Six Months Ended December 31, 2011 to the Six Months Ended December 31, 2010.

Revenues

	Six Months Ended December 31,		Variance
	2011	2010	Dollars	Percent
Subscription	$3,423,131	$3,144,892	$278,239	8.8%
Maintenance	1,009,646	1,152,951	(143,305)	-12.4%
Professional services and other revenue	363,015	552,433	(189,418)	-34.3%
Software licenses	350,610	462,719	(112,109)	-24.2%
Total revenues	$5,146,402	$5,312,995	$(166,593)	-3.1%

    Total revenues were $5,146,402 and $5,312,995 for the six months ended December 31, 2011 and 2010, respectively, a 3.1% decrease.  This $166,593 decrease in total revenues is principally due to a $143,305 decrease in maintenance revenues, a $189,418 decrease in professional services and other revenues, and a $112,109 decrease in software license revenues, partially offset by a an increase in subscription revenues of $278,239.  Management believes that, as a percentage of total revenue, subscription revenue will continue to increase and license and maintenance revenue will continue to decrease, or remain volatile, as the Company continues its emphasis of marketing its services based on the SaaS model.

Subscription Revenue

    Subscription revenue was $3,423,131 and $3,144,892 for the six months ended December 31, 2011 and 2010, respectively, an increase of 8.8% in the six months ended December 31, 2011 when compared with the six months ended December 31, 2010.  The net increase of $278,239 is principally due to (i) the increase of subscription customers added to the Company’s customer base caused by the expected addition of new contracts with suppliers (“spokes”) connected to existing retail clients acquired by the Company (“hubs”) during the last fiscal year, which contributed approximately $147,000 of new subscription revenue; and (ii) a $338,000 increase attributable to the growth of existing retailer and supplier subscriptions. The increase in subscription revenue was partially offset by a decrease of approximately $206,000 resulting from the non-renewal of existing customers primarily due to bankruptcy, acquisitions, or no longer doing business with a retailer.  While no assurances can be given, the Company anticipates that revenue from subscription-based services will continue to increase on a year-over-year basis, notwithstanding attrition of subscription agreements in the ordinary course upon contract expirations, which occurred in the quarter ended December 31, 2011. Management currently anticipates that such attrition will be approximately 5% of subscription revenue annually, including in the year ending June 30, 2012.

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

Maintenance Revenue

    Maintenance and support revenue was $1,009,646 and $1,152,951 for the six months ended December 31, 2011 and 2010, respectively, a decrease of 12.4% in the six months ended December 31, 2011 compared with the six months ended December 31, 2010. The net decrease of $143,305 is principally due to the non-renewal of maintenance contracts resulting in a reduction of maintenance revenue of $207,000. This decrease in revenue was partially offset by the addition of approximately $18,000 in new maintenance revenue and approximately $46,000 of net increases to existing customers.  Large one-time license sales and associated maintenance is expected to continue to decline over time. The decrease in maintenance revenue is due to the Company's emphasis on subscription-based sales. While management believes maintenance and support services are essential to its customers, due to macroeconomic conditions, business combinations, and the historical reliability of the Company’s suite of products, from time to time, customers may not perceive the ongoing value of paying for maintenance when the frequency of maintenance activities needed by a customer becomes infrequent.

Professional Services and Other Revenue

    Professional services and other revenue was $363,015 and $552,433 for the six months ended December 31, 2011 and 2010, respectively, a decrease of 34.3%. The $189,418 decrease in professional services revenue for the six months ended December 31, 2011 when compared to the six months ended December 31, 2010 is due to a decrease in the average contract size of customer implementations that occurred during the six months ended December 31, 2011 compared to the six months ended December 31, 2010.  Management believes that professional services may experience periodic fluctuations as a result of (i) timing of implementations, (ii) scope of services to be provided, (iii) size of the retailer or supplier, or (iv) the Company’s analytics offerings and change-management services becoming a natural addition to its software as a service (SaaS) product suite.

Software License Revenue

    Software license revenue was $350,610 and $462,719 for the six months ended December 31, 2011 and 2010, respectively, a decrease of 24.2%.  The $112,109 decrease in license revenue for the six months ended December 31, 2011 when compared to the six months ended December 31, 2010 is primarily due to sales to existing customers during to the six months ended December 31, 2011 compared to typically larger new customer sales during the same period last year.  While the Company continues its emphasis on the sale of subscription based services, large one-time license sales and associated maintenance is expected to continue to decline over time.  Management believes that it is difficult to predict and forecast future software license sales.   The Company has not eliminated the sale of its suite of products on a license basis and from time to time it will sell additional licenses to new or existing customers; however, it is difficult to ascertain the timing or the amount of the license.

Cost of Services and Product Support

	Six Months Ended December 31,		Variance
	2011	2010	Dollars	Percent
Cost of services and product support	$2,255,374	$1,800,401	$454,973	25.3%
Percent of total revenues	43.8%	33.9%

    Cost of services and product support was $2,255,374 and $1,800,401 for the six months ended December 31, 2011 and 2010, respectively, a 25.3% increase in the six months ended December 31, 2011 compared with the six months ended December 31, 2010.  This increase of $454,973 for the six months ended December 31, 2011 when compared with the same period ended December 31, 2010 is principally due to (i) a $169,000 increase in payroll and other head count related expenses, payroll taxes related to stock compensation, and an increase in benefit costs; (ii) $197,000 of costs capitalized during the prior year; (iii) a $47,000 increase related to employee stock grants and other stock-based compensation; (iv) an increase of $31,000 from the use of contractors and outside consulting support; and (v) a $12,000 increase in travel related expenditures.

Sales and Marketing Expense

	Six Months Ended December 31,		Variance
	2011	2010	Dollars	Percent
Sales and marketing	$1,230,545	$1,357,534	$(126,989)	-9.4%
Percent of total revenues	23.9%	25.6%

    Sales and marketing expense was $1,230,545 and $1,357,534 for the six months ended December 31, 2011 and 2010, respectively, a 9.4% decrease.  This $126,989 decrease over the comparable period ended December 31, 2010 was primarily the result of (i) a decrease of approximately $107,000 in payroll and other head count related expenses; and (ii) a decrease of $40,000 in travel and related expenditures.  These decreases were partially offset by an increase of approximately $22,000 in advertising, marketing and tradeshow related expenses.

General and Administrative Expense

	Six Months Ended
	December 31,		Variance
	2011	2010	Dollars	Percent
General and administrative	$1,550,392	$1,712,815	$(162,423)	-9.5%
Percent of total revenues	30.1%	32.2%

    General and administrative expense was $1,550,392 and $1,712,815 for the six months ended December 31, 2011 and 2010, respectively, an 9.5% decrease in the six months ended December 31, 2011 compared with the six months ended December 31, 2010.  This $162,423 decrease when comparing expenditures for the six months ended December 31, 2011 with the same period ended December 31, 2010 is principally due to (i) the settlement of a lawsuit and related legal fees in the prior year of $475,000,  partially offset by (ii) an increase of $93,000 in bonus expense; (iii) an increase of approximately $63,000 in payroll and other compensation related expenses; (iv) a $66,000 increase in bad debt expense; (v) an increase of $62,000 increase in shareholder costs and other professional fees; and (vi) an increase of $29,000 in hosted software costs, facilities related expenses, estimated state franchise tax payments, and travel related expenses.

Depreciation and Amortization Expense

	Six Months Ended
	December 31,		Variance
	2011	2010	Dollars	Percent
Depreciation and amortization	$444,800	$376,606	$68,194	18.1%
Percent of total revenues	8.6%	7.1%

    Depreciation and amortization expense was $444,800 and $376,606 for the six months ended December 31, 2011 and 2010, respectively, an increase of 18.1% in the six months ended December 31, 2011 compared with the six months ended December 31, 2010.  This increase of $68,194 for the six months ended December 31, 2011 when compared to the six months ended December 31, 2010 is due to (i) a $33,000 increase in amortization related to the completion of capitalized software projects; and (ii) increased depreciation expense of $35,000.

Other Income and Expense

	Six Months Ended
	December 31,		Variance
	2011	2010	Dollars	Percent
Interest expense	$120,884	$183,177	$(62,293)	-34.0%
Percent of total revenues	2.3%	3.4%

    Net interest expense was $120,884 and $183,177 for the six months ended December 31, 2011 and 2010, respectively.  This $62,293 decrease is principally due to a decrease in interest expense resulting from retirement of Prescient Notes in the principal amount of approximately $1.5 million.

Preferred Dividends

	Six Months Ended
	December 31,		Variance
	2011	2010	Dollars	Percent
Preferred dividends	$417,220	$414,070	$3,150	0.8%
Percent of total revenues	8.1%	7.8%

Dividends accrued on the Company’s Series A Preferred and Series B Preferred was $417,220 and $414,070 for the six months ended December 31, 2011 and 2010, respectively.  Holders of Series A Preferred are entitled to a 5.00% annual dividend payable quarterly in either cash or additional Series A Preferred at the option of the Company with fractional shares paid in cash. Holders of Series B Preferred are entitled to a 12.00% annual dividend payable quarterly in cash.

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

    We have historically funded our operations with cash from operating activities, equity financings and debt borrowings. As set forth below, cash and cash equivalents were $942,327 and $1,231,020 at December 31, 2011, and December 31, 2010, respectively. This decrease from December 31, 2011 to December 31, 2010 was principally the result of the use of cash to reduce short-term indebtedness.

	As of December 31,		Variance
	2011	2010	Dollars	Percent
Cash and cash equivalents	$942,327	$1,231,020	$(288,693)	-23.5%

Net Cash Flows from Operating Activities

	Six Months Ended December 31,		Variance
	2011	2010	Dollars	Percent
Cash provided by operating activities	$391,860	$640,656	$(248,796)	-38.8%

    Net cash provided by operating activities is summarized as follows:

	Six Months Ended December 31,
	2011	2010
Net income (loss)	$(455,593)	$(117,538)
Noncash expense and income, net	1,077,169	1,117,565
Net changes in operating assets and liabilities	(229,716)	(359,371)
	$391,860	$640,656

    Noncash expenses decreased by $40,396 in the six months ended December 31, 2011 compared to December 31, 2010. Noncash expenses decreased as a result of the issuance of $375,000 shares of common stock in connection with a litigation settlement during the three months ended September 30, 2010. This noncash expense decrease was partially offset by a $200,000 increase in stock compensation expense, a $66,000 increase in bad debt expense, and a $68,000 increase in depreciation and amortization.

    The net changes in operating assets and liabilities resulted in the use of $129,655 less cash in the six months ended December 31, 2011 compared to the same period in 2010.

Net Cash Flows from Investing Activities

	Six Months Ended December 31,		Variance
	2011	2010	Dollars	Percent
Cash used in investing activities	$(54,318)	$(222,024)	$167,706	75.5%

    Net cash used in investing activities for the six months ended December 31, 2011 was $54,318 compared to net cash used in investing activities of $222,024 for the six months ended December 31, 2010.  This $167,706 decrease in cash used in investing activities for the six months ended December 31, 2011 when compared to the same period in 2010 was the result of capitalization of software costs in 2010 that did not recur in 2011.

Net Cash Flows from Financing Activities

	Six Months Ended December 31,		Variance
	2011	2010	Dollars	Percent
Cash used in financing activities	$(2,013,444)	$(345,043)	$(1,668,401)	-483.5%

    Net cash used in financing activities totaled $2,013,444 for the six months ended December 31, 2011 as compared to cash flows provided by financing activities of $345,043 for the six months ended December 31, 2010. The change in net cash used in financing activities is attributable to (i) a $1.55 million increase in cash used to pay on notes payable due to the retirement of the Prescient Notes; (ii) an increase in cash used to pay dividends of $124,000; and (iii) a decrease in cash from the issuance of common stock.  The overall comparative increase in cash used was partially offset by cash provided of $150,000 from the issuance of notes and the exercise of warrants.

Working Capital

    At December 31, 2011, the Company had negative working capital of $2,640,265 when compared with negative working capital of $2,395,501 at June 30, 2011.  This $244,764 decrease in working capital is principally the result of the use of cash to retire certain indebtedness in the six months ended December 31, 2011, a decrease in cash flow in the current period compared to the six months ended December 31, 2010, the reclassification of certain notes payable from long-term liabilities to amounts becoming due and payable during the next twelve months, and a decrease in accounts receivable.   In connection with the retirement of certain indebtedness in the six months ended December 31, 2011, the Company reduced its current and total liabilities by approximately $2.0 and $2.4 million, respectively, compared to current and total liabilities at June 30, 2011.

	As of December 31,	As of June 30,	Variance
	2011	2011	Dollars	Percent
Current assets	$2,683,611	$4,943,820	$(2,260,209)	-45.7%

    Current assets as of December 31, 2011 totaled $2,683,611, a decrease of $2,260,209 when compared to $4,943,820 as of June 30, 2011.  This 45.7% decrease in current assets is due primarily to the use of $1.9 million to pay certain short-term indebtedness, and a $536,000 decrease in accounts receivable.

	As of December 31,	As of June 30,	Variance
	2011	2011	Dollars	Percent
Current liabilities	$5,323,876	$7,339,321	$(2,015,445)	-27.5%

    Current liabilities totaled $5,323,876 as of December 31, 2011 as compared to $7,339,321 as of June 30, 2011.  The $2,015,445 comparative decrease in current liabilities is principally due to a decrease of approximately $1.9 million in certain notes payable during the six months ended December 31, 2011, as well as a reduction in accounts payable of approximately $264,000, and deferred revenue of approximately $536,000.

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

    In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, an update to the authoritative guidance which requires disclosure information about offsetting and related arrangements for financial instruments and derivative instruments. The guidance provided by this update becomes effective for the Company in the first quarter of fiscal 2014. The adoption of this updated authoritative guidance is not expected to have a significant impact on the Company’s Condensed Consolidated Financial Statements.

    December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05; an update to the authoritative guidance which defers the effective date of the presentation of reclassification adjustments out of accumulated other comprehensive income. The guidance provided by this update becomes effective for the Company in the first quarter of fiscal 2013. The adoption of this updated authoritative guidance is not expected to have a significant impact on the Company’s Condensed Consolidated Financial Statements.

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

Revenue Recognition

    We recognize revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement; (ii) the service has been provided to the customer; (iii) the collection of our fees is probable; and (iv) the amount of fees to be paid by the customer is fixed or determinable.

    We recognize subscription and hosting revenues ratably over the length of the agreement beginning on the commencement dates of each agreement or when revenue recognition conditions are satisfied based on their relative fair values. For a fee, subscriptions provide the customer with access to the software and data over the Internet, or on demand, and provide technical support services, premium analytical services and software upgrades when and if available. Under subscriptions, customers do not have the right to take possession of the software and such arrangements are considered service contracts. Accordingly, we recognize professional services as incurred based on their relative fair values.  In situations where we have contractually committed to an individual customer specific technology, we defer all of the revenue for that customer until the technology is delivered and accepted. Once delivery occurs, we then recognize the revenue ratably over the remaining contract term. When subscription service or hosting service is paid in advance, deferred revenue is recognized and revenue is recorded ratably over the term as services are consumed.

    Set up fees paid by customers in connection with subscription services are deferred and recognized ratably over the life of the applicable agreement.

    Premium support and maintenance service revenues are derived from services beyond the basic services provided in standard arrangements.  We recognize premium service and maintenance revenues ratably over the contract terms beginning on the commencement dates of each contract or when revenue recognition conditions are satisfied. Instances where these services are paid in advance, deferred revenue is recognized and revenue is recorded ratably over the term as services are consumed.

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

    The Company's revenue, to a lesser extent, is earned under license arrangements. Licenses generally include multiple elements that are delivered up front or over time. Vendor specific objective evidence of fair value of the hosting and support elements is based on the price charged at renewal when sold separately, and the license element is recognized into revenue upon delivery.  The hosting and support elements are recognized ratably over the contractual term.

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

    Our exposure to interest rate changes related to borrowing has been limited by the use of fixed rate borrowings on the majority of our outstanding debt, and we believe the effect, if any, or reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.  At December 31, 2011, the debt portfolio was composed of approximately 57% variable-rate debt and 43% fixed-rate debt.

	December 31, 2011	Percent of
	(unaudited)	Total Debt
Fixed rate debt	$1,363,898	43.0%
Variable rate debt	1,808,975	57.0%
Total debt	$3,172,873	100.00%

    The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, 2011:
Cash and Cash Equivalents:	Aggregate Fair Value	Weighted Average Interest Rate
Cash and cash equivalents	$942,327	NA

ITEM 4.                      CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 5.                      OTHER INFORMATION

    None.

ITEM 6.                      EXHIBITS

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Date: February 14, 2012	PARK CITY GROUP, INC

By: /s/ Randall K. Fields
Randall K. Fields Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: February 14, 2012	By /s/ David Colbert
David Colbert Chief Financial Officer (Principal Financial and Accounting Officer)