Form 10-Q
period 2012-03-31
PARK CITY GROUP INC
filed 2012-05-14
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012.

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
☐Yes   ☒ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Common Stock, $0.01 par value: 11,909,586 shares as of May 14, 2012.

PARK CITY GROUP, INC.

-i-

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets
	March 31,	June 30,
	2012	2011
Assets	(unaudited)
Current assets:
Cash	$631,132	$2,618,229
Receivables, net of allowance of $152,000 and $15,581 at March 31, 2012 and June 30, 2011, respectively	1,426,229	2,059,773
Prepaid expenses and other current assets	215,712	265,818

Total current assets	2,273,073	4,943,820

Property and equipment, net	552,414	651,992

Other assets:
Deposits and other assets	20,697	24,026
Customer relationships	2,868,230	3,184,967
Goodwill	4,805,933	4,805,933
Capitalized software costs, net	255,789	365,413

Total other assets	7,950,649	8,380,339

Total assets	$10,776,136	$13,976,151

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$507,108	$790,914
Accrued liabilities	1,363,048	1,162,775
Deferred revenue	1,198,069	1,663,232
Capital lease obligations	56,372	107,547
Lines of credit	1,200,000	1,200,000
Notes payable	789,984	2,414,853

Total current liabilities	5,114,581	7,339,321

Long-term liabilities:
Notes payable, less current portion	859,377	1,271,691
Capital lease obligations, less current portion	-	41,202

Total liabilities	5,973,958	8,652,214

Commitments and contingencies	-	-

Stockholders' equity:

Series A Convertible Preferred Stock, $0.01 par value, 30,000,000 shares authorized; 680,559 and 667,955 shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively	6,806	6,680
Series B Convertible Preferred Stock, $0.01 par value, 30,000,000 shares authorized; 411,927 shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively	4,119	4,119
Common Stock, $0.01 par value, 50,000,000 shares authorized; 11,862,031 and 11,612,460 shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively	118,620	116,125
Additional paid-in capital	36,998,069	36,088,584
Accumulated deficit	(32,325,436)	(30,891,571)

Total stockholders' equity	4,802,178	5,323,937

Total liabilities and stockholders' equity	$10,776,136	$13,976,151

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenues:
Subscription	$1,682,751	$1,700,022	$5,105,882	$4,844,914
Maintenance	483,141	521,402	1,492,787	1,674,353
Professional services and other revenue	215,195	180,026	578,210	732,459
Software licenses	128,560	85,260	479,170	547,979

Total revenues	2,509,647	2,486,710	7,656,049	7,799,705

Operating expenses:
Cost of services and product support	1,198,421	1,094,229	3,453,795	2,894,630
Sales and marketing	712,256	690,804	1,942,801	2,048,339
General and administrative	734,523	668,081	2,284,915	2,380,896
Depreciation and amortization	226,198	199,005	670,998	575,611

Total operating expenses	2,871,398	2,652,119	8,352,509	7,899,476

Income (loss) from operations	(361,751)	(165,409)	(696,460)	(99,771)

Other income (expense):
Interest expense	(46,881)	(80,643)	(167,765)	(263,820)
Other gains	55,995	-	55,995	-

Income (loss) before income taxes	(352,637)	(246,052)	(808,230)	(363,591)

(Provision) benefit for income taxes	-	-	-	-

Net income (loss)	(352,637)	(246,052)	(808,230)	(363,591)

Dividends on preferred stock	(208,415)	(205,412)	(625,635)	(619,483)

Net income (loss) applicable to common shareholders	$(561,052)	$(451,464)	$(1,433,865)	$(983,074)

Weighted average shares, basic and diluted	11,838,000	11,325,000	11,733,000	11,136,000
Basic and diluted loss per share	$(0.05)	$(0.04)	$(0.12)	$(0.09)

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended March 31,

	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$(808,230)	$(363,591)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	670,997	575,611
Bad debt expense	173,194	13,596
Stock compensation expense	811,171	653,211
Stock issued for litigation settlement	-	375,000
Other gains	(55,995)	-
Decrease (increase) in:
Receivables	460,350	299,655
Prepaids and other assets	53,435	(161,139)
(Decrease) increase in:
Accounts payable	(227,811)	27,710
Accrued liabilities	31,559	(483,699)
Deferred revenue	(465,163)	(25,201)

Net cash provided by operating activities	643,507	911,153

Cash Flows From Investing Activities:
Purchase of property and equipment	(145,058)	(43,904)
Capitalization of software costs	-	(197,051)

Net cash used in investing activities	(145,058)	(240,955)

Cash Flows From Financing Activities:
Proceeds from issuance of notes	255,334	-
Proceeds from exercise of options and warrants	14,748	75,712
Proceeds from issuance of common stock	-	140,800
Dividends paid	(370,734)	(247,156)
Payments on notes payable and capital leases	(2,384,894)	(526,493)

Net cash used in financing activities	(2,485,546)	(557,137)

Net (decrease) increase in cash	(1,987,097)	113,061

Cash at beginning of period	2,618,229	1,157,431

Cash at end of period	$631,132	$1,270,492

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$238,264	$272,987

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock to pay accrued liabilities	$645,398	$604,274
Dividends accrued on preferred stock	$625,635	$619,483
Dividends paid with preferred stock	$251,960	$245,490

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

    The Company designs, develops, markets and supports proprietary software products. These products are designed to be used in businesses having multiple locations to assist in the management of business operations on a daily basis and communicate results of operations in a timely manner.  In addition, the Company has built a consulting practice for business process improvement that centers around the Company’s proprietary software products and through establishment of a neutral and “trusted” third party relationship between retailers and suppliers. The principal markets for the Company's products are multi-store retail and convenience store chains, branded food manufacturers, suppliers and distributors, and manufacturing companies, which have operations in North America, Europe, Asia and the Pacific Rim.

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

NOTE 2.                      SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The accompanying unaudited consolidated condensed financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10−K, are adequate to make the information presented not misleading. Operating results for the three and nine months ended March 31, 2012 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2012.

Reclassification

    Certain amounts in the 2011 financial statements have been reclassified to conform to the 2012 presentation.

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

    For the three and nine months ended March 31, 2012 and 2011 options and warrants to purchase 250,729 and 654,756 shares of common stock, respectively, were not included in the computation of diluted EPS due to the anti-dilutive effect.  For three and nine months ended March 31, 2012 and 2011, 3,298,348 and 3,242,094 shares of common stock issuable upon conversion of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) and Series B Convertible Preferred Stock (“Series B Preferred”), respectively, were not included in the diluted EPS calculation as the effect would have been anti-dilutive.

NOTE 3.                 LIQUIDITY AND MANAGEMENT’S PLAN

    Historically, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from the Chief Executive Officer and majority shareholder, and private placements of equity securities.

    At March 31, 2012, the Company had negative working capital of $2,841,508 when compared with negative working capital of $2,395,501 at June 30, 2011.  This $446,007 decrease in working capital is principally the result of the use of cash to retire certain indebtedness in the nine months ended March 31, 2012, a decrease in cash flow in the current period compared to the nine months ended March 31, 2011, and a decrease in accounts receivable.

    In connection with the retirement of certain indebtedness in the nine months ended March 31, 2012, the Company reduced its total liabilities by approximately $2.68 million as compared to total liabilities at June 30, 2011.  The reduction in total liabilities included the retirement of certain promissory notes in the principal amount of approximately $1.76 million, which notes were originally issued in January 2009 to certain investors to partially finance the acquisition of Prescient (the “Prescient Notes”).  The Prescient Notes had a maturity date of July 12, 2011, and required payment of interest at 12% per annum payable quarterly.  In connection with the retirement of certain of the Prescient Notes, the Company extended the maturity date of the remaining issued and outstanding Prescient Notes, totaling $249,700, from July 12, 2011 to January 12, 2012.  All principal and accrued and unpaid interest on the remaining Prescient Notes was subsequently paid on January 12, 2012.

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

    On September 12, 2011, the Company also entered into an Amendment to Loan Agreement and Note ("Second Amendment"), pursuant to which U.S. Bank National Association (the "Bank") has agreed to extend the maturity date of the original note. The Agreement permits borrowings of up to $1.2 million, of which $1.2 million was outstanding as of the date of the Second Amendment. Under the terms of the Second Amendment, the maturity date of the Note has been extended from September 30, 2011 to September 30, 2012 and the interest rate remained unchanged at 3.5% plus LIBOR.

    On February 8, 2012, the Company entered into a Multiple Advance Promissory Note with the Bank in the total aggregate amount of $350,000. The Company may take advances on the Note. At the end of the initial annual period, the advanced capital will be converted to a four year amortizing Term Note. Interest on the advance prior to conversion is 3% plus the one-month LIBOR rate. Interest on the four year amortizing Term Note will be fixed over the term at 3% plus the five-year Money Market rate.

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

NOTE 4.                    STOCK-BASED COMPENSATION

    The Company has agreements with a number of employees to issue stock grants vesting over 3-10 year terms. The vested portions of these grants are to be paid on each anniversary of the grant dates.  Total shares under these agreements vesting and payable annually to employees are approximately 236,600.  The stock grant agreements were dated effective between July 1, 2008 and March 14, 2012.

NOTE 5.                 OUTSTANDING STOCK OPTIONS

    The following tables summarize information about fixed stock options and warrants outstanding and exercisable at March 31, 2012:

	Options and Warrants			Options and Warrants
	Outstanding			Exercisable
	at March 31, 2012			at March 31, 2012

		Weighted
	Number	average	Weighted	Number	Weighted
	outstanding at	remaining	average	exercisable at	average
Range of	March 31,	contractual	exercise	March 31,	exercise
exercise prices	2012	life (years)	price	2012	price
Options
$1.50 - 2.50	13,480	1.33	$1.68	13,480	$1.68
Warrants
$1.80 - 3.30	237,249.56		$2.98	237,249	$2.98
	250,729.60		$2.91	250,729	$2.91

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

	Principal	No. of Shares of Series B Preferred
Julie Fields	$100,000	10,000
Riverview Financial Corp.	3,496,260	349,626
Robert Allen	523,014	52,301
	$4,119,274	411,927

NOTE 7.                      PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and consist of the following as of:

	March 31, 2012 (unaudited)	June 30, 2011
Computer equipment	$2,142,923	$1,997,865
Furniture and fixtures	314,823	314,823
Leasehold improvements	141,043	141,043
	2,598,789	2,453,731
Less accumulated depreciation and amortization	(2,046,375)	(1,801,739)
	$552,414	$651,992

NOTE 8.                      CAPITALIZED SOFTWARE COSTS

    Capitalized software costs consist of the following as of:

	March 31, 2012 (unaudited)	June 30, 2011
Capitalized software costs	$2,443,128	$2,443,128
Less accumulated amortization	(2,187,339)	(2,077,715)
	$255,789	$365,413

NOTE 9.                      ACCRUED LIABILITIES

    Accrued liabilities consist of the following as of:

	March 31, 2012 (unaudited)	June 30, 2011
Accrued stock-based compensation	$405,085	$272,861
Accrued compensation	339,580	244,490
Unclaimed consideration related to Prescient Merger	263,277	263,714
Accrued dividends	215,640	212,699
Other accrued liabilities	128,022	87,068
Accrued interest	11,444	81,943
	$1,363,048	$1,162,775

NOTE 10.                        INCOME TAXES

    The Company and its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2008.

NOTE 11.                       SUBSEQUENT EVENTS

    In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events and have determined that there are no subsequent events that require disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company’s Annual Report on Form 10-K for the year ended June 30, 2011 is incorporated herein by reference.

Forward-Looking Statements

    This Quarterly Report on Form 10-Q contains forward-looking statements.  The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements."  Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our June 30, 2011 Annual Report on Form 10-K, incorporated herein by reference.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

    The Company designs, develops, markets and supports proprietary software products. These products are designed to be used in businesses having multiple locations to assist in the management of business operations on a daily basis and communicate results of operations in a timely manner.  In addition, the Company has built a consulting practice for business process improvement that centers around the Company’s proprietary software products and through establishment of a neutral and “trusted” third party relationship between retailers and suppliers. The principal markets for the Company's products are multi-store retail and convenience store chains, branded food manufacturers, suppliers and distributors, and manufacturing companies, which have operations in North America, Europe, Asia and the Pacific Rim.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011.

Revenue

	Fiscal Quarter Ended March 31,		Variance
	2012	2011	Dollars	Percent
Subscription	$1,682,751	$1,700,022	$(17,271)	-1.02%
Maintenance	483,141	521,402	(38,261)	-7.34%
Professional services and other revenue	215,195	180,026	35,169	19.54%
Software license	128,560	85,260	43,300	50.79%
Total revenue	$2,509,647	$2,486,710	$22,937	0.92%

    Total revenue was $2,509,647 and $2,486,710 for the three months ended March 31, 2012 and 2011, respectively, a 0.92% increase.  This $22,937 increase in total revenue is principally due to an increase in software license revenue of $43,300, and professional service and other revenue of $35,169, partially offset by a $17,271 decrease in subscription revenue and a $38,261 decrease in maintenance revenue during the quarter ended March 31, 2012 compared to the comparable quarter in 2011.  The increase in license revenue is not anticipated to recur in subsequent quarters given management’s emphasis on growing subscription revenue in future periods.  Although subscription revenue decreased during the recently completed quarter relative to the comparable period in 2011, which decrease was expected due to the attrition of a subscription agreement that occurred at the end of the quarter ended December 31, 2011, management believes that, as a percentage of total revenue, subscription revenue will nevertheless continue to increase and license and maintenance revenue will continue to decrease, or remain volatile, as the Company continues its emphasis of marketing its services based on the SaaS model.

Subscription Revenue

    Subscription revenue was $1,682,751 and $1,700,022 for the three months ended March 31, 2012 and 2011, respectively, a decrease of 1.02% in the three months ended March 31, 2012 when compared with the three months ended March 31, 2011.  The net decrease of $17,271 is principally due to the attrition of a subscription agreement at the end of the quarter ended December 31, 2011, which decrease was offset by (i) the increase of $126,000 from existing customer growth; and (ii) a $90,000 increase attributable to new customers. While no assurances can be given, the Company anticipates that revenue from subscription-based services will increase on a year-over-year basis, notwithstanding attrition of subscription agreements in the ordinary course upon contract expirations, which occurred at the end of the quarter ended December 31, 2011, resulting in the decrease in subscription-based revenue in the recently completed quarter compared to the quarter ended March 31, 2011. Management currently anticipates that such attrition will be approximately 6% of subscription revenue annually, including in the year ending June 30, 2012.

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

Maintenance Revenue

    Maintenance and support revenue was $483,141 and $521,402 for the three months ended March 31, 2012 and 2011, respectively, a decrease of 7.34% in the three months ended March 31, 2012 compared with the three months ended March 31, 2011. The net decrease of $38,261 is principally due to (i) cancellations resulting in a reduction of maintenance revenue of $57,000. This decrease in revenue was partially offset by $19,000 from new maintenance customers and net increases to existing customers.  Large one-time license sales and associated maintenance is expected to continue to decline over time. While management believes maintenance and support services are essential to its customers, due to macroeconomic conditions, business combinations, and the historical reliability of the Company’s suite of products, from time to time, customers may not perceive the ongoing value of paying for maintenance when the frequency of maintenance activities needed by a customer becomes infrequent.

Professional Services and Other Revenue

    Professional services and other revenue was $215,195 and $180,026 for the three months ended March 31, 2012 and 2011, respectively, an increase of 19.54%. The $35,169 increase in professional services revenue for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011 is due to an increase in (i) existing Supply Chain customer consulting projects of $40,000 and (ii) connection revenue amortization of $10,000.  These increases were partially offset by decreases in other non-recurring consulting projects.   Management believes that professional services may experience periodic fluctuations as a (i) timing of implementations, (ii) scope of services to be provided, (iii) size of the retailer or supplier, or (iv) the Company’s analytics offerings and change-management services becoming a natural addition to its software as a service (SaaS) product suite.

Software License Revenue

    Software license revenue was $128,560 and $85,260 for the three months ended March 31, 2012 and 2011, respectively, an increase of 50.79%.  The $43,300 increase in license revenue for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011 is primarily due to larger average per customer license sales in the three months ended March 31, 2012 compared to the same period in the prior year.  While the Company continues its emphasis on the sale of subscription-based services, large one-time license sales and associated maintenance is expected to decline over time.  Management believes that it is difficult to predict and forecast future software license sales.   The Company has not eliminated the sale of its suite of products on a license basis and from time to time it will sell additional licenses to new or existing customers; however, it is difficult to ascertain the timing or the amount of the license.

Cost of Services and Product Support

	Fiscal Quarter Ended March 31,		Variance
	2012	2011	Dollars	Percent
Cost of services and product support	$1,198,421	$1,094,229	$104,192	9.52%
Percent of total revenue	47.75%	44.00%

    Cost of services and product support was $1,198,421 and $1,094,229 for the three months ended March 31, 2012 and 2011, respectively, a 9.52% increase in the three months ended March 31, 2012 compared with the three months ended March 31, 2011.  This increase of $104,192 for the quarter ended March 31, 2012 when compared with the same period ended March 31, 2011 is principally due to (i) a $43,000 increase in payroll and other head count related expenses, payroll taxes related to stock compensation, and an increase in benefit costs; (ii) $21,000 of costs capitalized during the prior year; (iii) an increase of $38,000 from the use of contractors and outside consulting support; and (iv) an increase of $6,000 in software maintenance contracts and other facility related costs.  These increases were partially offset by a decrease of approximately $4,000 in travel related expenses.

Sales and Marketing Expense

	Fiscal Quarter Ended
	March 31,		Variance
	2012	2011	Dollars	Percent
Sales and marketing	$712,256	$690,804	$21,452	3.11%
Percent of total revenue	28.38%	27.78%

    Sales and marketing expense was $712,256 and $690,804 for the three months ended March 31, 2012 and 2011, respectively, a 3.11% increase.  This $21,452 increase over the comparable quarter was primarily the result of (i) an increase of approximately $80,000 in non-employee commissions, from the increased use of marketing allowances to large retail customers and (ii) an increase in advertising, marketing, and travel related expense of $36,000.  These increases were partially offset by a decrease of (i) approximately $29,000 in payroll and other head count related expense; (ii) a $41,000 a decrease in bonuses and commission expense; and a (iii) decrease of $25,000 in the trade organization memberships and use of outside contractors.

General and Administrative Expense

	Fiscal Quarter Ended
	March 31,		Variance
	2012	2011	Dollars	Percent
General and administrative	$734,523	$668,081	$66,442	9.95%
Percent of total revenue	29.27%	26.87%

    General and administrative expense was $734,523 and $668,081 for the three months ended March 31, 2012 and 2011, respectively, a 9.95% increase in the three months ended March 31, 2012 compared with the three months ended March 31, 2011.  This $66,442 increase when comparing expenditures for the quarter ended March 31, 2012 with the same period ended March 31, 2011 is principally due (i) an increase of approximately $93,000 in bad debt expense; (ii) a $27,000 increase related to an accounting system subscription and amortization of implementation fees capitalized in the prior year; and (iii) an increase of $13,000 in state franchise and minimum income taxes and (iv) an increase in professional fees of $5,000.  These increases were partially offset by (i) a decrease of $44,000 in stock compensation, payroll, and other compensation related expense; (ii) an $18,000 decrease in travel and related expense; and (iii) a $14,000 decrease in facility related costs.

Depreciation and Amortization Expense

	Fiscal Quarter Ended
	March 31,		Variance
	2012	2011	Dollars	Percent
Depreciation and amortization	$226,198	$199,005	$27,193	13.66%
Percent of total revenue	9.01%	8%

    Depreciation and amortization expense was $226,198 and $199,005 for the three months ended March 31, 2012 and 2011, respectively, an increase of 13.66% in the three months ended March 31, 2012 compared with the three months ended March 31, 2011.  This increase of $27,193 for the quarter ended March 31, 2012 when compared to the quarter ended March 31, 2011 is due to an increase in depreciation expense related to new equipment.

Other Income and Expense

	Fiscal Quarter Ended
	March 31,		Variance
	2012	2011	Dollars	Percent
Interest expense	$(46,881)	$(80,643)	$33,762	-41.87%
Other gains	55,995	-	55,995	100.00%
Total other income (expense)	$9,114	(80,643)	$89,757	111.30%
Percent of total revenue	0.36%	3.24%

    Total other income and expense was net other income of $9,114 and other expense of $80,643 for the three months ended March 31, 2012 and 2011, respectively.  This $89,757 increase is principally due to a gain on extinguishment of payables of $55,995 and a decrease in net interest expense of $33,762 related to the reduction of debt of approximately $1.0 million compared to the prior year.

Preferred Dividends

	Fiscal Quarter Ended
	March 31,		Variance
	2012	2011	Dollars	Percent
Preferred dividends	$208,415	$205,412	$3,003	1.46%
Percent of total revenue	8.30%	8.26%

    Dividends accrued on the Company’s Series A Preferred and Series B Preferred was $208,415 and $205,412 for the three months ended March 31, 2012 and 2011, respectively.  Holders of Series A Preferred are entitled to a 5.00% annual dividend payable quarterly in either cash or additional Series A Preferred at the option of the Company with fractional shares paid in cash. Holders of Series B Preferred are entitled to a 12.00% annual dividend payable quarterly in cash.

Comparison of the Nine Months Ended March 31, 2012 to the Nine Months Ended March 31, 2011.

Revenue

	Nine Months Ended March 31,		Variance
	2012	2011	Dollars	Percent
Subscription	$5,105,882	$4,844,914	$260,968	5.39%
Maintenance	1,492,787	1,674,353	(181,566)	-10.84%
Professional services and other revenue	578,210	732,459	(154,249)	-21.06%
Software licenses	479,170	547,979	(68,809)	-12.56%
Total revenues	$7,656,049	$7,799,705	$(143,656)	-1.84%

    Total revenue was $7,656,049 and $7,799,705 for the nine months ended March 31, 2012 and 2011, respectively, a 1.84% decrease.  This $143,656 decrease in total revenue is principally due to a $68,809 decrease in software license revenue, a $154,249 decrease in professional services and other revenue, and a $181,566 decrease in maintenance revenue, partially offset by an increase in subscription-based revenue of $260,968.  Management believes that, as a percentage of total revenue, subscription revenue will continue to increase and license and maintenance revenue will continue to decrease, or remain volatile, as the Company continues its emphasis of marketing its services based on the SaaS model.

Subscription Revenue

    Subscription revenue was $5,105,882 and $4,844,914 for the nine months ended March 31, 2012 and 2011, respectively, an increase of 5.39% in the nine months ended March 31, 2012 when compared with the nine months ended March 31, 2011.  The net increase of $260,968 is principally due to (i) the increase of $551,000 attributable to the growth of existing retailer and supplier subscriptions and (ii) an increase of $151,000 from new customer subscriptions. The increase in subscription revenue was partially offset by a decrease of approximately $439,000 resulting from the non-renewal of existing customers, primarily one retailer customer that cancelled in December 2011, bankruptcy, acquisitions, or no longer doing business with a retailer.  While no assurances can be given, the Company anticipates that revenue from subscription-based services will continue to increase on a year-over-year basis, notwithstanding attrition of subscription agreements in the ordinary course upon contract expirations, which occurred in the nine months ended March 31, 2012. Management currently anticipates that such attrition will be approximately 6% of subscription revenue annually, including in the year ending June 30, 2012.

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

Maintenance Revenue

    Maintenance and support revenue was $1,492,787 and $1,674,353 for the nine months ended March 31, 2012 and 2011, respectively, a decrease of 10.84% in the nine months ended March 31, 2012 compared with the nine months ended March 31, 2011. The net decrease of $181,566 is principally due customer cancellations resulting in a decrease of $255,000. This decrease in revenue was partially offset by new customer additions and expansion of existing customers of $73,500.  Large one-time license sales and associated maintenance is expected to continue to decline over time.  While management believes maintenance and support services are essential to its customers, due to macroeconomic conditions, business combinations, and the historical reliability of the Company’s suite of products, from time to time, customers may not perceive the ongoing value of paying for maintenance when the frequency of maintenance activities needed by a customer becomes infrequent.

Professional Services and Other Revenue

    Professional services and other revenue was $578,210 and $732,459 for the nine months ended March 31, 2012 and 2011, respectively, a decrease of 21.06%. The $154,249 decrease in professional services revenue for the nine months ended March 31, 2012 when compared to the nine months ended March 31, 2011 is due to a decrease in the average contract size of customer projects that occurred during the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011.  Management believes that professional services may experience periodic fluctuations as a result of (i) timing of implementations, (ii) scope of services to be provided, (iii) size of the retailer or supplier, or (iv) the Company’s analytics offerings and change-management services becoming a natural addition to its software as a service (SaaS) product suite.

Software License Revenue

    Software license revenue was $479,170 and $547,979 for the nine months ended March 31, 2012 and 2011, respectively, a decrease of 12.56%.  Management believes that it is difficult to predict and forecast future software license sales.   The Company has not eliminated the sale of its suite of products on a license basis and from time to time it will sell additional licenses to new or existing customers; however, it is difficult to ascertain the timing or the amount of the license.

Cost of Services and Product Support

	Nine Months Ended December 31,		Variance
	2012	2011	Dollars	Percent
Cost of services and product support	$3,453,795	$2,894,630	$559,165	19.32%
Percent of total revenue	45.11%	37.11%

    Cost of services and product support was $3,453,795 and $2,894,630 for the nine months ended March 31, 2012 and 2011, respectively, a 19.32% increase in the nine months ended March 31, 2012 compared with the nine months ended March 31, 2011.  This increase of $559,165 for the nine months ended March 31, 2012 when compared with the same period ended March 31, 2011 is principally due to  (i) $197,000 of costs capitalized during the prior year; (ii) a $241,000 increase in payroll and other head count related expenses, payroll taxes related to stock compensation, and an increase in benefit costs; (iii) a $39,000 increase related to employee stock grants and other stock-based compensation; (iv) an increase of $69,000 from the use of contractors and outside consulting support; (v) a $8,000 increase in hardware and software upgrades and (vi) a $5,000 increase in travel related expenditures.

Sales and Marketing Expense

	Nine Months Ended March 31,		Variance
	2012	2011	Dollars	Percent
Sales and marketing	$1,942,801	$2,048,339	$(105,538)	-5.15%
Percent of total revenue	25.38%	26.26%

    Sales and marketing expense was $1,942,801 and $2,048,339 for the nine months ended March 31, 2012 and 2011, respectively, a 5.15% decrease.  This $105,538 decrease over the comparable period ended March 31, 2011 was primarily the result of (i) a decrease of approximately $106,000 in payroll and other head count related expenses; (ii) a decrease of $98,000 in commission and bonus expense; and (iii) a decrease of $15,000 in travel and related expenditures.  These decreases were partially offset by (i) an increase of approximately $91,000 in non-employee commissions, from the increased use of marketing allowances to large retail customers; and (ii) $22,000 in advertising, marketing and tradeshow related expense.

General and Administrative Expense

	Nine Months Ended
	March 31,		Variance
	2012	2011	Dollars	Percent
General and administrative	$2,284,915	$2,380,896	$(95,981)	-4.03%
Percent of total revenue	29.84%	30.53%

    General and administrative expense was $2,284,915 and $2,380,896 for the nine months ended March 31, 2012 and 2011, respectively, a 4.03% decrease in the nine months ended March 31, 2012 compared with the nine months ended March 31, 2011.  This $95,981 decrease when comparing expenditures for the nine months ended March 31, 2012 with the same period ended March 31, 2011 is principally due to the settlement of a lawsuit and related legal fees in the prior year of $475,000.  This decrease is partially offset by (i) a $160,000 increase in bad debt expense; (ii) an increase of $98,000 in bonus expense; (iii) an increase of $78,000 increase in shareholder costs and other professional fees; (iv) an increase of approximately $25,000 in payroll and other compensation related expense; and (v) an increase of $18,000 in hosted software costs, facilities related expenses, estimated state franchise tax payments, and travel related expense.

Depreciation and Amortization Expense

	Nine Months Ended
	March 31,		Variance
	2012	2011	Dollars	Percent
Depreciation and amortization	$670,998	$575,611	$95,387	16.57%
Percent of total revenue	8.76%	7.38%

    Depreciation and amortization expense was $670,998 and $575,611 for the nine months ended March 31, 2012 and 2011, respectively, an increase of 16.57% in the nine months ended March 31, 2012 compared with the nine months ended March 31, 2011.  This increase of $95,387 for the nine months ended March 31, 2012 when compared to the nine months ended March 31, 2011 is due to (i) a $33,000 increase in amortization related to the completion of capitalized software projects; and (ii) increased depreciation expense of $62,000.

Other Income and Expense

	Nine Months Ended
	March 31,		Variance
	2012	2011	Dollars	Percent
Interest expense	$(167,765)	$(263,820)	$96,055	-36.41%
Other gains	55,995	-	55,995	100.00%
Total other income and (expense)	$(111,770)	$(263,820)	$152,050	57.63%
Percent of total revenue	1.46%	3.38%

    Total other income and expense was a net other expense of $111,770 and $263,820 for the nine months ended March 31, 2012 and 2011, respectively.  This $152,050 decrease is due to a gain on extinguishment of payables of $56,000 and a decrease in net interest expense of $96,000 principally due to a decrease in interest expense resulting from retirement of Prescient Notes in the principal amount of approximately $1.76 million.

Preferred Dividends

	Nine Months Ended
	March 31,		Variance
	2012	2011	Dollars	Percent
Preferred dividends	$625,635	$619,483	$6,152	0.99%
Percent of total revenue	8.17%	7.94%

    Dividends accrued on the Company’s Series A Preferred and Series B Preferred was $625,635 and $619,483 for the nine months ended March 31, 2012 and 2011, respectively.  Holders of Series A Preferred are entitled to a 5.00% annual dividend payable quarterly in either cash or additional Series A Preferred at the option of the Company with fractional shares paid in cash. Holders of Series B Preferred are entitled to a 12.00% annual dividend payable quarterly in cash.

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

    We have historically funded our operations with cash from operating activities, equity financings and debt borrowings. As set forth below, cash were $631,132 and $1,270,492 at March 31, 2012, and March 31, 2011, respectively. This decrease from March 31, 2012 to March 31, 2011 was principally the result of the use of cash to pay short term notes payable.

	As of March 31,		Variance
	2012	2011	Dollars	Percent
Cash	$631,132	$1,270,492	$(639,360)	-50.32%

Net Cash Flows from Operating Activities

	Nine Months Ended March 31,		Variance
	2012	2011	Dollars	Percent
Cash provided by operating activities	$643,507	$911,153	$(267,646)	-29.37%

    Net cash provided by operating activities is summarized as follows:

	Nine Months Ended March 31,
	2012	2011
Net income (loss)	$(808,230)	$(363,591)
Noncash expense and income, net	1,599,367	1,617,418
Net changes in operating assets and liabilities	(147,630)	(342,674)
	$643,507	$911,153

    Noncash expense decreased by $18,051 in the nine months ended March 31, 2012 compared to March 31, 2011. Noncash expense decreased as a result of a decrease from the issuance of $375,000 of common stock in connection with a litigation settlement during the prior year and a gain of $55,955 in the current year.  These decreases were partially offset by increases in depreciation and amortization, bad debt expense, and the use of stock based compensation.

    The net changes in operating assets and liabilities resulted in the use of $195,044 less cash in the nine months ended March 31, 2012 compared to the same period in 2011.

Net Cash Flows from Investing Activities

	Nine Months Ended March 31,		Variance
	2012	2011	Dollars	Percent
Cash used in investing activities	$(145,058)	$(240,955)	$95,897	-39.80%

    Net cash used in investing activities for the nine months ended March 31, 2012 was $145,058 compared to net cash used in investing activities of $240,955 for the nine months ended March 31, 2011.  This $95,897 decrease in cash used in investing activities for the nine months ended March 31, 2012 when compared to the same period in 2011 was the result of software costs capitalized in the prior year, partially offset by increased purchases of property and equipment.

Net Cash Flows from Financing Activities

	Nine Months Ended March 31,		Variance
	2012	2011	Dollars	Percent
Cash used in financing activities	$(2,485,546)	$(557,137)	$(1,928,409)	346.13%

    Net cash used in financing activities totaled $2,485,546 for the nine months ended March 31, 2012 as compared to cash flows used in financing activities of $557,137 for the nine months ended March 31, 2011. The change in net cash used in financing activities is attributable to (i) a $1.86 million increase in payments on notes payable and capital leases; (ii) an increase in dividends paid of $123,000; and (iii) a decrease in proceeds from the issuance of common stock for cash and exercise of options and warrants.  The overall comparative increase in cash used was partially offset by cash provided of $255,000 from the issuance of notes.

Working Capital

    At March 31, 2012, the Company had negative working capital of $2,841,508 when compared with negative working capital of $2,395,501 at June 30, 2011.  This $446,007 increase in negative working capital is principally the result of (i) a decrease in the current portion of notes payable and capital leases of $1.68 million; (ii) a net decrease in other operating liabilities of $549,000.   These decreases were partially offset by a decrease in operating assets of $2.67 million.  In connection with the retirement of certain indebtedness in the nine months ended March 31, 2012, the Company reduced its current and total liabilities by approximately $2.2 and $2.7 million, respectively, compared to current and total liabilities at June 30, 2011.

	As of March 31,	As of June 30,	Variance
	2012	2011	Dollars	Percent
Current assets	$2,273,073	$4,943,820	$(2,670,747)	-54.02%

    Current assets as of March 31, 2012 totaled $2,273,073, a decrease of $2,670,747 when compared to $4,943,820 as of June 30, 2011.  This 54.02% decrease in current assets is due primarily to the use of cash to pay short term debt and capital lease payments of approximately $2.4 million.

	As of March 31,	As of June 30,	Variance
	2012	2011	Dollars	Percent
Current liabilities	$5,114,581	$7,339,321	$(2,224,740)	-30.31%

    Current liabilities totaled $5,114,581 as of March 31, 2012 as compared to $7,339,321 as of June 30, 2011.  The $2,224,740 comparative decrease in current liabilities is principally due to decreases in the current portion of notes and capital leases of $1.68 million, deferred revenue of $465,000, and accounts payable of $284,000.  These decreases were partially offset by an increase in accrued liabilities of $200,000.

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

    Our exposure to risk for changes in interest rates relates primarily to our investments in short-term financial instruments.  Investments in both fixed rate and floating rate interest earning instruments carry some interest rate risk.  The fair value of fixed rate securities may fall due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Partly as a result of this, our future interest income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have fallen in estimated fair value due to changes in interest rates.  However, as substantially all of our cash consist of bank deposits and short-term money market instruments, we do not expect any material change with respect to our net income as a result of an interest rate change.

    Our exposure to interest rate changes related to borrowing has been limited by the use of fixed rate borrowings on the majority of our outstanding debt, and we believe the effect, if any, or reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.  At March 31, 2012, the debt portfolio was composed of approximately 65.8% variable-rate debt and 34.2% fixed-rate debt.

	March 31,
	2012 (unaudited)	Percent of Total Debt
Fixed rate debt	$974,089	34.19%
Variable rate debt	1,875,272	65.81%
Total debt	$2,849,361	100.00%

    The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2012:

Cash and Cash Equivalents:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$631,132	N/A

ITEM 4.                      CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: May 14, 2012	PARK CITY GROUP, INC

By: /s/ Randall K. Fields
Randall K. Fields Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: May 14, 2012	By /s/ David Colbert
David Colbert Chief Financial Officer (Principal Financial and Accounting Officer)