Form 10-K
period 2012-06-30
PARK CITY GROUP INC
filed 2012-09-25
CIK 50471

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

000-03718
(Commission file number)

PARK CITY GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1454128
State or other jurisdiction of incorporation	(IRS Employer Identification No.)

3160 Pinebrook Road, Park City, Utah 84098	(435) 645-2000
(Address of principal executive offices)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Title of each Class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	Over-the-Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[  ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[  ] Yes    [X] No

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[  ] Yes   [X] No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as of December 31, 2011, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $14,998,000(at a closing price of $3.05 per share).

As of September 21, 2012, 12,239,257 shares of the Company’s $0.01 par value common stock were outstanding.

TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-K
YEAR ENDED JUNE 30, 2012

-i-

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements.  The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.”  Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including the risk factors set forth below and elsewhere in this Report.  See “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”  Statements made herein are as of the date of the filing of this Form 10-K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

          Our services are delivered principally though proprietary software products designed, developed, marketed and supported by the Company.  These products are designed to facilitate improved business processes among all key constituents in the supply chain, starting with the retailer and moving back to suppliers and eventually raw material providers.  In addition, the Company has built a consulting practice for business process improvement that centers around the Company’s proprietary software products and through establishment of a neutral and “trusted” third party relationship between retailers and suppliers.  The principal markets for the Company's products are multi-store retail and convenience store chains, branded food manufacturers, suppliers and distributors and manufacturing companies.

          Historically, the Company offered applications and related maintenance contracts to new customers for a one-time, non-recurring up front license fee.  Although not completely abandoning the license fee and maintenance model, since the acquisition of Prescient Applied Intelligience, Inc. ("Prescient") in January 2009, the Company has focused its strategic initiatives and resources to marketing and selling prospective customers a subscription for its product offerings.  In support of this strategic shift toward a subscription-based model, the Company has scaled its contracting process, streamlined its customer on-boarding and implemented a financial package that integrates multiple systems in an automated fashion. As a result, subscription based revenue has grown from $203,000 for the 2008 fiscal year to $7.0 million this year.  During that same period our revenue has transitioned from a 6% subscription revenue and 94% license and other revenue basis to 70% subscription revenue and 30% license and other revenue basis.

The Company is incorporated in the state of Nevada.  The Company’s 98.76% and 100% owned subsidiaries, Park City Group, Inc. and Prescient, respectively, are incorporated in the state of Delaware.  All intercompany transactions and balances have been eliminated in consolidation.

The principal executive offices of the Company are located at 3160 Pinebrook Road, Park City, Utah 84098.  The telephone number is (435) 645-2000.  The website address is http://www.parkcitygroup.com.

Recent Developments

ReposiTrakTM

On February 14, 2012 the Company announced a partnership with Levitt Partners, an internationally known health care and food safety-consulting firm.  The Company's association with Levitt Partners resulted in the formation of Global Supply Chain Systems, Inc. (“Global Supply”), which will provide a targeted solution for improving supply chain visibility for food and drug safety.  The solution, ResposiTrakTM, is powered by the Company’s technology and was developed in response to the passage of the Food Safety and Modernization Act in January of 2011.  ResposiTrakTM enables grocery, supermarkets, packaged goods manufacturers, food processing facilities, drug stores and drug manufacturers, as well as logistics partners, to track and trace products and components to products throughout the food, drug and dietary supplement supply chains. In the event of a product recall, the solution quickly identifies the supply chain path taken by the recalled product or product component, and allows for the removal of affected products in a matter of minutes, rather than weeks.  Additionally, ReposiTrakTM reduces risk of further contamination in the supply chain by identifying backward chaining sources and forward chaining recipients of affected products in near real time. On August 8, 2012, the Company announced that Global Supply had begun the first two implementations of ReposiTrakTM at a global grocery retailer and a major grocery wholesaler.

CVS Pharmacy, Inc.

On July 31, 2012, the Company announced a three-year service agreement to provide selected scan-based trading services to CVS Pharmacy, Inc. (“CVS”) through May 2015. The agreement reflects the Company's focus on increasing the number of retailers that use its software on a subscription basis, and marks the Company's progress towards contracting with major retailers outside of the grocery industry.

The Company expects the subscription revenue potential generated from these relationships to be significantly larger than any of the Company's existing client hubs within the grocery industry.

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

The Company was incorporated in the State of Delaware on December 8, 1964 as Infotec, Inc.  From June 20, 1999 to approximately June 12, 2001, it was known as Amerinet Group.com, Inc.  In 2001, the name was changed from Amerinet Group.com to Fields Technologies, Inc.  On June 13, 2001, the Company entered into a “Reorganization Agreement” with Randall K. Fields and Riverview Financial Corporation whereby it acquired substantially all of the outstanding stock of Park City Group, Inc., a Delaware corporation, which became a 98.67% owned subsidiary. Operations are conducted through this subsidiary, which was incorporated in the State of Delaware in May 1990.

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

On January 13, 2009, the Company acquired 100% of Prescient Applied Intelligence, Inc. (“Prescient”).  Prescient is a leading provider of on-demand solutions for the retail marketplace, including both retailers and suppliers.  Its solutions capture information at the point of sale, provide greater visibility into real-time demand and turn data into actionable information across the entire supply chain. The Company’s condensed consolidated financial statements contain the results of operations of Prescient.

Software-as-a-Service Delivery Model

Historically, the Company offered applications and related maintenance contracts to new customers for a one-time, non-recurring up front license fee and provided an option for annually renewing their maintenance agreements.  As a result of the Prescient merger, Prescient’s reliance on subscription based revenue and the Company’s shift away from offering its solutions for a one-time licensing fee, the Company is now principally offering prospective customers monthly subscription based licensing of its products.  Although not completely abandoning the license fee and maintenance model, the Company continues to focus its strategic initiatives on increasing the number of retailers, suppliers and manufacturers that use its software on a subscription basis.

Our on-demand, software-as-a-service delivery model enables our proprietary software solutions to be implemented, accessed and used by our customers remotely.  Our solutions are hosted and maintained by us, thus significantly reducing costs by eliminating for our customers the time, risk and headcount associated with installing and maintaining applications within their own information technology infrastructures. As a result, we believe our solutions require significantly less capital to build and require less initial investment in third-party software, hardware and implementation services, and have lower ongoing support costs versus traditional enterprise software. The SaaS model also allows advanced information technology infrastructure management, security, disaster recovery and other best practices.  Since we manage updates and upgrades to our solution on behalf of our customers, we are able to implement improvements to our solutions in a more rapid and uniform way, enabling us to take advantage of operational efficiencies.

Target Industries Overview

The Company develops and offers its software to supermarkets, convenience stores and other retailers. As a result of the acquisition of Prescient, we have expanded our offerings to include supply chain solutions focused on large manufacturers, distributors and suppliers in the consumer products industry. The Company also provides professional consulting services targeting implementation, assessments, profit optimization and support functions for its application and related products.

Supermarkets

The supermarket industry is under increased competitive pressure from mass market retailers such as Wal-Mart, Costco, Target, and other channels including extreme value (dollar stores), limited assortment (ALDI/Save-a-lot), and convenience (Sheetz, 7/11) stores.  One of the strategies traditional supermarkets are implementing is to improve the demographic “mix” of products to match the unique needs of those consumers who shop at individual stores. Mix is most difficult to manage for those products that are delivered by Direct Store Delivery (DSD) suppliers such as carbonated beverages, bread, dairy, greeting cards, magazines and salty snacks. The Company’s software provides newfound visibility to the retailer as to specific item deliveries, in-stock status with item and category productivity. In addition, supermarkets are growing sales and consumer loyalty by developing and distributing their own brand or private label for all key categories within their stores. This proliferation of new items is creating a new set of challenges for both retailers and suppliers as they battle to find space to accommodate the new private label items at the expense of the incumbent or national brand supplier.  The Company’s software and consulting services provide visibility tools to facilitate the decision making process by providing a shared and trusted view to information that helps the parties optimize item selection and shelf presence.  Furthermore, supermarkets are under pressure to increase the quantity and quality of their perishable offerings.  Perishable departments, such as bakery, meat and seafood, dairy, and deli have historically been loosely managed, but now are a focus for profitability improvement.  The Company’s software and consulting services and change management resources are designed to address this specific business problem, increasing the profitability of perishable products at the department and store level.

Convenience Stores

For convenience stores, recent trends of contracting gasoline sales margins and declining tobacco sales further increases the need for improved cost controls, focus on product mix and better decision support.  To intensify the focus on these issues, other industry segments such as value retailers and grocery stores are cutting into the convenience store stronghold by offering gasoline, a product that once was almost solely offered by convenience store retailers.  In response to declining gasoline sales and profits, the C-Store industry is pushing into fresh food as an avenue of increasing sales and profitability. Only the most progressive convenience store operations have automated systems to help store managers, leaving the majority of the operators without any technology to ease their administrative and operational burdens.

Suppliers

As stated above, supermarkets and convenience stores are increasingly focused on product and margin mix, improving sales through reduced out of stocks and increasing collaboration with their suppliers.  Suppliers are increasingly pressured by retailers to provide consumer insights, innovative products that differentiate both the supplier and retailer while providing economic incentives or assistance.  The Company’s solutions enable suppliers to work with their retail partners to get alignment between their objectives of increasing sales through expanded distribution of their product offering and the objectives of the retailer to increase sales, reduce inventory carrying risk and minimizing out of stocks. Additionally, the Company is able to share the retailer scan sales data with the supplier to assist them in improving forecasts and production planning by leveraging the most reliable demand signal in daily sales by store and item.

Specialty Retailers

Specialty retailers and their suppliers are faced with many of the same replenishment and forecasting challenges as other retailers, with the added complexity of managing an ever increasing imported versus domestic manufacturing model.  The added manufacturing and transportation lead-time puts an increased premium on both accurate and timely forecasting.  The Company has developed a suite of applications to facilitate collaborative analysis and forecasting. The specialty retailers are faced with strong competition for qualified managers and staff.  Managers are time-constrained due to increased labor and inventory demands, margins are increasingly tight due to higher labor and lease costs and customer satisfaction demands are higher than ever before.  The Company has developed a range of applications that enable managers in specialty retail to improve their labor scheduling efficiency and reduce their total paperwork and administrative workload.

Benefits of our Solutions and Services

Our Supply Chain services bring unique visibility to the consumer goods supply chain, delivering actionable information that ensures product is on the shelf when the consumer expects it.  Our service increases our customers’ sales and profitability while enabling lower inventory levels for both retailers and their suppliers.

Key advantages of our solution include:

●	synchronizing retailers and suppliers so they can actually exchange information;
●	aligning their financial interests with payment and invoicing protocols and systems;
●	enlisting brain power of suppliers to help retailers manage complex businesses;
●	providing information to each side to identify and fix out of stocks and overstocks;
●	providing forecasting technology to improve store orders;
●	providing forecasting to help suppliers replenish retailer warehouses;
●	providing systems for suppliers to actually manage inventory flow to retailers; and
●	helping suppliers with overall demand planning and line sequencing.

Ultimately, the Company’s products and services come together to create a true partnership between retailers and suppliers.

Solutions and Services

Solutions

The Company’s primary solutions are Scan Based Trading, ScoreTracker, Vendor Managed Inventory, Store Level Replenishment, Enterprise Supply Chain Planning Suite, Fresh Market Manager and ActionManager®, all of which are designed to aid the retailer and supplier with managing inventory, product mix and labor while improving sales through reduced out of stocks by improving visibility and forecasting.

Scan Based Trading (SBT). Our SBT solution eliminates supply chain inefficiencies and helps retailers and suppliers get product to the store shelves more quickly, efficiently and profitably. SBT is an advanced commerce practice where the supplier retains ownership of the inventory until it scans at the cash register. Once the retailer and supplier have agreed to begin an SBT relationship, the first step is item and price authorization. This process matches retailer and supplier product data to eliminate invoice discrepancies at the point of sale. Our SBT system receives the scan sales data and maintains it in a repository to ensure that product movement data is available to all members of the trading community. Implementation creates increased demand visibility and improved forecast accuracy. Our SBT solution is offered as a hosted service, so implementation is immediate and always available.

ScoreTracker. Our ScoreTracker solution gives retailers and suppliers a clear view into critical aspects of their supply chain operations so that they can better serve the consumer.  This visibility solution provides analysis of scan sales data by store, by day and by category.  Retailers and suppliers better understand what is selling, the velocity at which a product is moving and how profitable it is. In addition, our solution helps analyze shrink and how to use that information to prevent out of stocks.  This tool is provided to retailers and suppliers who provide additional data inputs valuable to operating their business such as routes, returns and credits.  The ScoreTracker solution enables a true collaborative view to the Key Performance Indicators (KPI’s) for both retailers and suppliers.  The Company is a neutral third party between the trading partners and the retailer and ScoreTracker delivers a trusted view to performance and actionable insights with respect to improving sales and item performance and reducing operational and shrink costs.

Vendor-Managed Inventory (VMI). VMI programs are gaining in popularity because suppliers have come to realize that VMI offers the opportunity to better align themselves with their trading partners and add value to those relationships. Our VMI solution provides collaborative tools that increase supply chain efficiencies, lower inventory and enhance trading partner relationships. The solution is pre-mapped to the specific requirements of each trading partner for the transfer of electronic data directly into our system. This enables suppliers to analyze retailer-supplied demand information, automatically generate orders for each customer, set inventory policy at the retailer’s distribution center and monitor on-going inventory levels, determine which items need to be replenished, and how to ship them most cost-effectively. Our VMI suite has the flexibility and functionality to scale to accommodate new trading partners. Our solution delivers real value for suppliers through fewer out-of-stocks, increased inventory turns, and increased customer satisfaction and loyalty.

Store Level Replenishment (SLR). Many retailers are shifting the responsibility of replenishing product at the store shelf onto the suppliers who bring that product into the store. Avoiding overstocks and understocks, particularly with highly promoted products such as ice cream or bread, has been a challenge for direct store delivery (DSD) suppliers. Our on-demand SLR solution provides these suppliers visibility into store level movement and activity, and generates replenishment orders based on point of sale data. Suppliers using this solution are able to optimize store-level demand forecasting and replenishment, resulting in fewer out of stocks and lost sales. Retailers benefit by having product on the shelf.

Enterprise Supply Chain Planning Suite (ESCP). Our ESCP suite includes a solution to help users analyze POS data and other demand signals to gain insight into customer demand. Suppliers have visibility into historical data – seasonal events, promotions and buying trends – to facilitate accurate forecasting. Our software assesses how inventory will be impacted, then calculates recommended stocking levels, considers service level goals and develops a time-phased replenishment plan.  The solution brings demand data into one place where users can easily manage the complex sets of data and parameters that impact their businesses, including seasonal builds, desired service levels, and manufacturing constraints.  ESCP considers consumption rates and inventory levels and automatically calculates time-phase safety stocks and replenishment quantities while being extremely flexible and can be configured to meet the needs of any company’s supply chain processes.

  The Company also offers a variety of other solutions that address the unique needs of its customers.

Fresh Market Manager. Addressing the inventory issues that plague today’s retailers, Fresh Market Manager is a suite of software product applications designed to help manage perishable food departments including bakery, deli, seafood, produce, meat, home meal replacement, dairy, frozen food, and floral. Fresh Market Manager helps identify true cost of goods and provides accurate and actionable profitability data on a corporate, regional, store-by-store and/or item-by-item basis. Fresh Market Manager also produces hour-by-hour forecasts, production plans, perpetual inventory and placed/received orders. Fresh Market Manager automates the majority of the planning, forecasting, ordering and administrative functions associated with fresh merchandise or products.

ActionManager®. The second most important cost element typically facing today’s retailers is labor.  ActionManager® addresses labor needs by providing a suite of solutions that forecast labor demand, schedules staff resources and provides store managers with the necessary tools to keep labor costs under control while improving customer service, satisfaction, and sales.  ActionManager applications provide an automated method for managers to plan, schedule and administer many administrative tasks including new hire, time and attendance paperwork. In addition to automating most administrative processes, ActionManager provides the local manager with a “dashboard” view of the business.  ActionManager also has extensive reporting capabilities for corporate, field and store-level management to enable improved decision support.

ReposiTrakTM. On February 14, 2012 the Company announced a partnership with Levitt Partners, an internationally known health care and food safety-consulting firm.  The Company's association with Levitt Partners resulted in the formation of Global Supply Chain Systems, Inc. (“Global Supply”),which will provide a targeted solution for improving supply chain visibility for food and drug safety.  The solution, ResposiTrakTM, is powered by the Company’s technology and was developed in response to the passage of the Food Safety and Modernization Act in January of 2011.  ResposiTrakTM enables grocery, supermarkets, packaged goods manufacturers, food processing facilities, drug stores and drug manufacturers, as well as logistics partners, to track and trace products and components to products throughout the food, drug and dietary supplement supply chains. In the event of a product recall, the solution quickly identifies the supply chain path taken by the recalled product or product component, and allows for the removal of affected products in a matter of minutes, rather than weeks.  Additionally, ReposiTrak reduces risk of further contamination in the supply chain by identifying backward chaining sources and forward chaining recipients of affected products in near real time. On August 8, 2012, the Company announced that Global Supply had begun the first two implementations of ReposiTrak at a global grocery retailer and a major grocery wholesaler.

Services

Business Analytics.  Park City Group’s Business Analytics Group offers business-consulting services to suppliers and retailers in the grocery, convenience store and specialty retail industries.  The Business Analytics Group mines store-level scan data to develop item-specific recommendations to improve customer satisfaction and profitability.

Professional Services. Our Professional Services Group provides consulting services to ensure that our solutions are seamlessly integrated into our customers’ business processes as quickly and efficiently as possible. In addition to implementation of our solutions, we have developed a portfolio of service offerings designed to deliver unparalleled performance throughout the lifecycle of the customer’s solution. Specific services are tailored to each customer and include the following: implementation, business optimization, technical services, education, business process outsourcing and advisory services. The intent of such services is to support our clients’ business operations by enabling them to maximize the speed, effectiveness and overall value of our offerings. We believe the ability to create value for our customers is critical to our long-term success.

Technology, Development and Operations

Product Development

The products sold by the Company are subject to rapid and continual technological change. Products available from the Company, as well as from its competitors, increasingly offer a wider range of features and capabilities. The Company believes that in order to compete effectively in its selected markets, it must provide compatible systems incorporating new technologies at competitive prices. In order to achieve this, the Company has made a substantial commitment to on-going development.

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

Operations

We currently serve our customers from a third-party data center hosting facility. Along with the Company’s Statement on Standards for Attestation Engagements (SSAE) No. 16 certification Service Organization Control (SOC2 – formerly SAS 70), the third-party facility is also a SSAE No. 16 – SOC2 certified location and is secured by around-the-clock guards, biometric screening and escort-controlled access, and is supported by on-site backup generators in the event of a power failure. As part of our current disaster recovery arrangements, all of our customers’ data is currently backed-up in near real-time. This strategy is designed to protect our customers’ data and ensure service continuity in the event of a major disaster. Even with the disaster recovery arrangements, our service could be interrupted.

Customers

          We sell to business of all sizes.  Our customers primarily include food related consumer goods retailers, suppliers and manufacturers.  However, the Company is opportunistic and will offer its supply chain solutions to non-food consumer goods related companies as well.  None of our retailing or supplier customers accounted for more than ten percent of our revenue in fiscal 2012 or 2011.

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

To date, our primary marketing objectives have been to increase awareness of our technology solutions, generate sales leads and develop new customer relationships.  In addition, the sales effort has been directed toward developing existing customers by cross-selling Prescient solutions to legacy Park City Group accounts as well as introducing Park City solutions to legacy Prescient customers. To this end, we attend industry trade shows, conduct direct marketing programs, publish industry trade articles and white papers, participate in interviews and selectively advertise in industry publications.

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

Competition

         The market for the Company’s products and services is very competitive. We believe the principal competitive factors include product quality, reliability, performance, price, vendor and product reputation, financial stability, features and functions, ease of use, quality of support and degree of integration effort required with other systems.  While our competitors are often considerably larger companies in size with larger sales forces and marketing budgets, we believe that our deep industry knowledge and the breadth and depth of our offerings give us a competitive advantage.  Our ability to continually improve our products, processes and services, as well as our ability to develop new products, enables the Company to meet evolving customer requirements. We compete with large enterprise-wide software vendors, developers and integrators, B2B exchanges, consulting firms, focused solution providers, and business intelligence technology platforms.  Our supply chain solution competitors include supply chain vendors, major enterprise resource planning (ERP) software vendors, mid-market ERP vendors and niche players for VMI and SLR.

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

The Company has been awarded nine U.S. patents, eight U.S. registered trademarks and has 37 U.S. copyrights relating to its software technology and solutions. The Company’s patent portfolio has been transferred to an unrelated third party, although the Company retains the right to use the licensed patents in connection with its business. However, Company policy is to continue to seek patent protection for all developments, inventions and improvements that are patentable and have potential value to the Company and to protect its trade secrets and other confidential and proprietary information.  The Company intends to vigorously defend its intellectual property rights to the extent its resources permit

The Company is not aware of any patent infringement claims against it; however, there are no assurances that litigation to enforce patents issued to the Company to protect proprietary information, or to defend against the Company’s alleged infringement of the rights of others will not occur.  Should any such litigation occur, the Company may incur significant litigation costs, Company resources may be diverted from other planned activities, and while the outcome of any litigation is inherently uncertain, any litigation result may cause a materially adverse effect on the Company’s operations and financial condition. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing our business plan and could require us to alter our technology, change our business methods and/or pay monetary damages or enter into licensing agreements.

Employees

As of September 21, 2012, the Company has 48 employees, including 11 software developers and programmers, 12 sales, marketing and account management employees, 14 software service and support employees, 4 network operations employees and 7 accounting and administrative employees.  During 2012, the Company contracted with five programmers and two business analysts in India.  The Company plans to continue expanding its offshore workforce to augment its analytics services offerings, expand its professional services and to provide additional programming resources.  The employees are not represented by any labor union.

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

Risks Related to the Company

The Company has incurred substantial indebtedness and there can be no assurance that the Company will be able to pay such indebtedness when it comes due.

The Company’s total assets were approximately $11,936,230 at June 30, 2012 and total liabilities were approximately $6,626,109 at June 30, 2012, of which $1,510,275 represented notes payable.  In addition, in July 2010, approximately $4.1 million of indebtedness was converted into Series B Convertible Preferred Stock (“Series B Preferred”). The Series B Preferred are entitled to receive cash dividends out of funds legally available at a rate of 12%, which rate increases to 15% beginning three years after the date of issuance, and 18% beginning five years after the date of issuance.  No assurances can be given that the Company will be able to satisfy its obligations when the same become due and payable, or that the Company will be able to pay the cash dividends on the Series B Preferred.

The Company has incurred losses in the past and there can be no assurance that the Company will achieve profitability in the future.

The Company’s marketing strategy emphasizes sales to clients acquired as a result of the Prescient Merger, sales of subscription based services instead of annual licenses, and contracting with suppliers (“spokes”) to connect to existing retail clients recently acquired by the Company (“hubs”) in connection with management’s recent emphasis on building the base of hubs for which to “connect” suppliers, thereby accelerating future growth. If this marketing strategy fails, revenue and operations will be negatively affected.

For the fiscal year ended June 30, 2012, the Company had a net loss of $858,667 compared to a net loss of $205,463, for the fiscal year ended June 30, 2011. There can be no assurance that the Company will return to profitability, or reliably or consistently operate profitably during future fiscal years. If the Company does not operate profitably in the future the Company’s current cash resources will be used to fund the Company’s operating losses.  If this were to continue, in order to continue the Company’s operations, the Company would need to raise additional capital.  Continued losses would have an adverse effect on the long-term value of the Company’s common stock and any investment in the Company.  The Company cannot give any assurance that the Company will ever generate significant revenue or have sustainable profits.

The Company’s liquidity and capital requirements will be difficult to predict, which may adversely affect the Company’s cash position in the future.

Historically, the Company has been successful in raising capital when necessary, including stock issuances, securing loans from its officers and directors– including its Chief Executive Officer and majority stockholder– in order to pay its indebtedness and fund its operations in addition to proceeds collected from sales; however, there can be no assurances that it will be able to do so in the future. The Company anticipates that it will have adequate cash resources to fund its operations and satisfy its debt obligations for at least the next 12 months.  Thereafter, its liquidity and capital requirements will depend upon numerous other factors, including the following:

●	the extent to which management can successfully execute its strategy of contracting with suppliers (spokes) to connect to existing retail clients recently acquired by the Company (hubs);

●	the progress and scope of product evaluations;

●	the ability of the Company to generate sufficient cash flow from operations to satisfy its debt obligations, or otherwise refinance or restructure such indebtedness;

●	the extent of the Company’s ongoing research and development programs; and

●	the costs of developing marketing and distribution capabilities.

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

Management expects a significant portion of the Company’s revenue stream to come from the sale of subscriptions, and to a lesser extent, license sales, maintenance and services charged to new customers.  These amounts will fluctuate because predicting future sales is difficult and involves speculation.  In addition, the Company may potentially experience significant fluctuations in future operating results caused by a variety of factors, many of which are outside of its control, including:

●	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers' requirements;
●	the renewal rates for our service;
●	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;
●	changes in our pricing policies whether initiated by us or as a result of competition;
●	the cost, timing and management effort for the introduction of new features to our service;
●	the rate of expansion and productivity of our sales force;

●	new product and service introductions by our competitors;
●	variations in the revenue mix of editions or versions of our service;
●	technical difficulties or interruptions in our service;
●
general economic conditions that may adversely affect either our customers' ability or willingness to purchase additional subscriptions or upgrade their service, or delay a prospective customers' purchasing decision, or reduce the value of new subscription contracts or affect renewal rates;

●	timing of additional investments in our enterprise cloud computing application and platform services and in our consulting service;
●	regulatory compliance costs;
●	the timing of customer payments and payment defaults by customers;
●	extraordinary expenses such as litigation or other dispute-related settlement payments;
●	the impact of new accounting pronouncements; and
●	the timing of stock awards to employees and the related financial statement impact.

Because of the foregoing factors, future operating results may fluctuate.  As a result of such fluctuations, it is difficult to predict operating results.  Period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon as an indicator of future performance.  In addition, a relatively large portion of the Company’s expenses will be fixed in the short-term, particularly with respect to facilities and personnel.  Therefore, future operating results will be particularly sensitive to fluctuations in revenue because of these and other short-term fixed costs.

The Company will need to effectively manage its growth in order to achieve and sustain profitability.  The Company’s failure to manage growth effectively could reduce its sales growth and result in continued net losses.

To achieve continual and consistent profitable operations on a fiscal year on-going basis, the Company must have significant growth in its revenue from its products and services, specifically subscription-based services.  If the Company is able to achieve significant growth in future subscription sales and expands the scope of its operations, the Company’s management, financial condition, operational capabilities, and procedures and controls could be strained.  The Company cannot be certain that its existing or any additional capabilities, procedures, systems, or controls will be adequate to support the Company’s operations.  The Company may not be able to design, implement or improve its capabilities, procedures, systems or controls in a timely and cost-effective manner.  Failure to implement, improve and expand the Company’s capabilities, procedures, systems or controls in an efficient and timely manner could reduce the Company’s sales growth and result in a reduction of profitability or increase of net losses.

The Company’s officers and directors have significant control over it, which may lead to conflicts with other stockholders over corporate governance.

The Company’s officers and directors, including the Chief Executive Officer, control approximately 48.3% of the Company’s common stock.  The Company’s Chief Executive Officer, Randall K. Fields, individually, controls 43.4% of the Company’s common stock. Consequently, Mr. Fields individually, and the Company’s officers and directors, as stockholders acting together, are able to significantly influence all matters requiring approval by the Company’s stockholders, including the election of directors and significant corporate transactions, such as mergers or other business combination transactions.

The Company’s corporate charter contains authorized, unissued “blank check” preferred stock issuable without stockholder approval with the effect of diluting then current stockholder interests.

The Company’s certificate of incorporation currently authorizes the issuance of up to 30,000,000 shares of ‘blank check’ preferred stock with designations, rights, and preferences as may be determined from time to time by the Company’s Board of Directors.  In June 2007, the Company completed the sale of 584,000 shares of its Series A Convertible Preferred Stock (“Series A Preferred”).  This, together with subsequent issuance of paid in kind dividends total 685,671 shares issued and outstanding as of June 30, 2012.  In July 2010, the Company issued 411,927 shares of its Series B Preferred in consideration for the conversion of certain promissory notes totaling approximately $4.1 million. The Company’s board of directors is empowered, without stockholder approval, to issue one or more additional series of preferred stock with dividend, liquidation, conversion, voting, or other rights that could dilute the interest of, or impair the voting power of, the Company’s common stockholders.  The issuance of an additional series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control.

Because the Company has never paid dividends on its common stock, investors should exercise caution before making an investment in the Company.

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

The Company’s business is dependent upon the expertise of its founder and Chief Executive Officer, Randall K. Fields.  Mr. Fields is essential to the Company’s operations.  Accordingly, an investor must rely on Mr. Fields’ management decisions that will continue to control the Company’s business affairs.  The Company currently maintains key man insurance on Mr. Fields’ life in the amount of $5,000,000; however, that coverage would be inadequate to compensate for the loss of his services. The loss of the services of Mr. Fields would have a materially adverse effect upon the Company’s business.

If the Company is unable to attract and retain qualified personnel, the Company may be unable to develop, retain or expand the staff necessary to support its operational business needs.

The Company’s current and future success depends on its ability to identify, attract, hire, train, retain and motivate various employees, including skilled software development, technical, managerial, sales, marketing and customer service personnel. Competition for such employees is intense and the Company may be unable to attract or retain such professionals. If the Company fails to attract and retain these professionals, the Company’s revenue and expansion plans may be negatively impacted.

The Company’s officers and directors have limited liability and indemnification rights under the Company’s organizational documents, which may impact its results.

The Company’s officers and directors are required to exercise good faith and high integrity in the management of the Company’s affairs.  The Company’s certificate of incorporation and bylaws, however, provide, that the officers and directors shall have no liability to the stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase or derived an improper benefit from the transaction. As a result, an investor may have a more limited right to action than he would have had if such a provision were not present. The Company’s certificate of incorporation and bylaws also require it to indemnify the Company’s officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate the Company’s business or conduct the Company’s internal affairs, provided that the officers and directors reasonably believe such actions to be in, or not opposed to, the Company’s best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

Business Operations Risks

If the Company’s marketing strategy fails, its revenue and operations will be negatively affected.

The Company plans to concentrate its future sales efforts towards marketing the Company’s applications and services, and specifically to contract with suppliers (“spokes”) to connect to our existing retail customers (“hubs”) previously signed up by the Company. These applications and services are designed to be highly flexible so that they can work in multiple retail and supplier environments such as grocery stores, convenience stores, specialty retail and route-based delivery environments.  There is no assurance that the public will accept the Company’s applications and services in proportion to the Company’s increased marketing of this product line, or that the Company will be able to successfully leverage its hubs to increase revenue by connecting suppliers.  The Company may face significant competition that may negatively affect demand for its applications and services, including the public’s preference for the Company’s competitors’ new product releases or updates over the Company’s releases or updates.  If the Company’s applications and services marketing strategies fail, the Company will need to refocus its marketing strategy toward other product offerings, which could lead to increased development and marketing costs, delayed revenue streams, and otherwise negatively affect the Company’s operations.

Because the Company’s emphasis is on the sale of subscription based services rather than annual license fees, the Company’s revenue may be negatively affected.

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

●	the Company’s customers may prefer one-time fees rather than monthly fees; and

●
there may be a threshold level (number of locations) at which the monthly based fee structure may not be economical to the customer, and a request to convert from monthly fees to an annual fee could occur.

The Company faces threats from competing and emerging technologies that may affect its profitability.

Markets for the Company’s type of software products and that of its competitors are characterized by:

●	development of new software, software solutions or enhancements that are subject to constant change;

●	rapidly evolving technological change; and

●	unanticipated changes in customer needs.

Because these markets are subject to such rapid change, the life cycle of the Company’s products is difficult to predict.  As a result, the Company is subject to the following risks:

●	whether or how the Company will respond to technological changes in a timely or cost-effective manner;
●
whether the products or technologies developed by the Company’s competitors will render the Company’s products and services obsolete or shorten the life cycle of the Company’s products and services; and

●	whether the Company’s products and services will achieve market acceptance.

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

If our security measures are breached and unauthorized access is obtained to a customer's data, our data or our information technology systems, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.

Our service involves the storage and transmission of customers' proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise during transfer of data to additional data centers or at any time, and result in someone obtaining unauthorized access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.

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

Our overall performance depends in part on worldwide economic conditions. The United States and other key international economies have experienced in the past a downturn in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These conditions affect the rate of information technology spending and could adversely affect our customers' ability or willingness to purchase our enterprise cloud computing services, delay prospective customers' purchasing decisions, reduce the value or duration of their subscription contracts or affect renewal rates, all of which could adversely affect our operating results.

If the Company is unable to adapt to constantly changing markets and to continue to develop new products and technologies to meet the customers’ needs, the Company’s revenue and profitability will be negatively affected.

The Company’s future revenue is dependent upon the successful and timely development and licensing of new and enhanced versions of its products and potential product offerings suitable to the customer’s needs.  If the Company fails to successfully upgrade existing products and develop new products, and those new products do not achieve market acceptance, the Company’s revenue will be negatively impacted.

The Company faces risks associated with the loss of maintenance and other revenue.

The Company has historically experienced the loss of long-term maintenance customers as a result of the reliability of some of its products. Some customers may not see the value in continuing to pay for maintenance that they do not need or use, and in some cases, customers have decided to replace the Company’s applications or maintain the system on their own.  The Company continues to focus on these maintenance clients by providing new functionality and enhancements to meet their business needs.  The Company also may lose some maintenance revenue due to consolidation of industries, macroeconomic conditions or customer operational difficulties that lead to their reduction of size.  In addition, future revenue will be negatively impacted if the Company fails to add new maintenance customers that will make additional purchases of the Company’s products and services.

The Company faces risks associated with new product introductions.

The Company receives and analyzes market and product data.  Based on this data, the Company may endeavor to develop and commercialize new product offerings.  The following risks apply to potential new product offerings:

●
it may be difficult for the Company to predict the amount of service and technological resources that will be needed by customers of the new offerings, and if the Company underestimates the necessary resources, the quality of its service will be negatively impacted thereby undermining the value of the product to the customer.

●	the Company lacks the experience with these new products and the market acceptance to accurately predict if it will be a profitable product.

●
technological issues between the Company and the customer may be experienced in capturing data, and these technological issues may result in unforeseen conflicts or technological setbacks when implementing the software. This may result in material delays and even result in a termination of the engagement with the customer.

●	the customer’s experience with the new offerings, if negative, may prevent the Company from having an opportunity to sell additional products and services to that customer.

●
if the customer does not use the product as the Company recommends and fails to implement any needed corrective action(s), it is unlikely that the customer will experience the business benefits from the software and may therefore be hesitant to continue the engagement as well as acquire any additional software products from the Company.

●	delays in proceeding with the implementation of the new products by a new customer will negatively affect the Company’s cash flow and its ability to predict cash flow.

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

Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company’s products or obtain and use information that the Company regards as proprietary.  In some types of situations, the Company may rely in part on ‘shrink wrap’ or ‘point and click’ licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions.  Policing unauthorized use of the Company’s products is difficult.  While the Company is unable to determine the extent to which piracy of the Company’s software exists, software piracy can be expected to be a persistent problem, particularly in foreign countries where the laws may not protect proprietary rights as fully as the United States.  The Company can offer no assurance that the Company’s means of protecting its proprietary rights will be adequate or that the Company’s competitors will not reverse engineer or independently develop similar technology.

              The Company may discover software errors in its products that may result in a loss of revenue, injury to the Company’s reputation or subject us to substantial liability.

Non-conformities or bugs (“errors”) may be found from time to time in the Company’s existing, new or enhanced products after commencement of commercial shipments, resulting in loss of revenue or injury to the Company’s reputation.  In the past, the Company has discovered errors in its products and as a result, has experienced delays in the shipment of products.  Errors in the Company’s products may be caused by defects in third-party software incorporated into the Company’s products.  If so, the Company may not be able to fix these defects without the cooperation of these software providers.  Since these defects may not be as significant to the software provider as they are to us, the Company may not receive the rapid cooperation that may be required.  The Company may not have the contractual right to access the source code of third-party software, and even if the Company does have access to the code, the Company may not be able to fix the defect. In addition, our customers may use our service in unanticipated ways that may cause a disruption in service for other customers attempting to access their data. Since the Company’s customers use the Company’s products for critical business applications, any errors, defects or other performance problems could hurt the Company’s reputation and may result in damage to the Company’s customers’ business.  If that occurs, customers could elect not to renew, delay or withhold payment to us, we could lose future sales or customers may make warranty or other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation. These potential scenarios, successful or otherwise, would likely be time consuming and costly.

Some competitors are larger and have greater financial and operational resources that may give them an advantage in the market.

Many of the Company’s competitors are larger and have greater financial and operational resources.  This may allow them to offer better pricing terms to customers in the industry, which could result in a loss of potential or current customers or could force us to lower prices.  Any of these actions could have a significant effect on revenue.  In addition, the competitors may have the ability to devote more financial and operational resources to the development of new technologies that provide improved operating functionality and features to their product and service offerings.  If successful, their development efforts could render the Company’s product and service offerings less desirable to customers, again resulting in the loss of customers or a reduction in the price the Company can demand for the Company’s offerings.

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

The Securities and Exchange Commission (“Commission”) has adopted Rule 15g-9 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), which establishes the definition of a “penny stock,” for the purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and
●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	Sets forth the basis on which the broker or dealer made the suitability determination; and
●	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Although the Company’s common stock is currently quoted on the NYSE American Stock Exchange, there is limited trading activity.  The Company can give no assurance that an active market will develop, or if developed, that it will be sustained.  If an investor acquires shares of the Company’s common stock, the investor may not be able to liquidate the Company’s shares should there be a need or desire to do so.

Future issuances of the Company’s shares may lead to future dilution in the value of the Company’s common stock, will lead to a reduction in shareholder voting power and may prevent a change in Company control.

The shares may be substantially diluted due to the following:

●	issuance of common stock in connection with funding agreements with third parties and future issuances of common and preferred stock by the Board of Directors; and
●
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

	Quarterly Common Stock Price Ranges
	2012		2011
Fiscal Quarter Ended	High	Low	High	Low
September 30	$4.20	$4.10	$4.75	$3.50
December 30 (1)	$3.09	$3.04	$5.45	$4.45
March 30 (2)	$3.10	$3.05	$5.79	$5.35
June 29 (3)	$3.97	$3.92	$5.59	$4.03

(1) The markets were not open for trading on the last day of the Company’s second quarter- Saturday, December 31, 2011.
(2) The markets were not open for trading on the last day of the Company’s third quarter- Saturday, March 31, 2012.
(3) The markets were not open for trading on the last day of the Company’s fourth quarter- Saturday, June 30, 2012.

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

          The Dividend Rate with respect the Series A Preferred increases to 10% per annum in the event the average closing price of the Company’s common stock during the last thirty (30) trading days of any calendar quarter is less than $3.00 per share (a “Dividend Adjustment”). A holder of Series A Preferred has notified the Company that a Dividend Adjustment is required as a result of the average closing price of the Company’s common stock for the thirty-day period ended March 31, 2012. Management disagrees with the method of calculation used by the holder and believes that the Company’s calculation determining that a Dividend Adjustment is not required is reasonable, and that an ultimate determination that an alternative method should be employed is doubtful. The pro-forma effect of a Dividend Adjustment is set forth under the caption “Preferred Dividends” on page 21 of this Annual Report on Form 10-K.

          The Series B Preferred issued in July 2010 is entitled to receive, out of funds legally available therefore, dividends at a rate of 12%.  Three years following the date of issuance, dividends payable on the Series B Preferred are paid at the rate of 15% per annum and 18% per annum beginning five years from the date of issuance.  Dividends are payable quarterly in cash.

Holders of Record

At September 21, 2012 there were 652 holders of record of our common stock, and 12,239,257 shares were issued and outstanding.  The number of holders of record and shares issued and outstanding was calculated by reference to the books and records of the Company’s transfer agent.

Issuance of Securities

We issued shares of our common and preferred stock in unregistered transactions during fiscal year 2012. All of the shares of common and preferred stock issued in non-registered transactions were issued in reliance on Section 3(a)(9) and/or Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and were reported in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K filed with the Commission during the fiscal year ended June 30, 2012; provided, however, during the year ended June 30, 2012, the Company issued (i) 74,470 shares of common stock to directors in lieu of board compensation otherwise payable to such directors; (ii) 18,915 shares of common stock to Randall Fields, the Company’s Chief Executive Officer, and Fields Management, in consideration for certain amounts otherwise payable to Mr. Fields or Fields Management, as the case may be; and (iii) 33,638 shares of Series A Convertible Preferred to certain holders of such securities in lieu of dividends otherwise payable on the Series A Preferred.  No shares of common or preferred stock were issued subsequent to June 30, 2012, that have not been previously reported.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited condensed consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operation, which are included elsewhere in this Form 10-K. The selected condensed consolidated statement of operations data for fiscal 2012 and 2011, and the selected condensed consolidated balance sheet data as of June 30, 2012 and 2011 are derived from, and are qualified by reference to, the audited condensed consolidated financial statements included in this Form 10-K.

	Fiscal Year Ended June 30,
Consolidated Statement of Operations Data	2012	2011
Revenue
Subscription	$6,994,484	$6,548,578
Other Revenues	3,104,063	4,203,554
Total Revenue	$10,098,547	$10,752,132
(Loss) income from Operations	$(972,712)	$141,241
Net (loss) income	$(858,667)	$(205,463)
	June 30
Consolidated Balance Sheet Data	2012	2011
Cash and Cash Equivalents	$1,106,176	$2,618,229
Working Capital	(2,345,977)	(2,395,501)
Total Assets	11,936,230	13,976,151
Total Liabilities	6,626,109	8,652,214
Deferred Revenue	2,081,459	1,663,232
Total Debt (current and long-term)	2,710,275	4,886,544
Capital Leases (current and long-term)	41,201	148,749
Stockholders' Equity (deficit)	5,310,121	5,323,937

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis is intended to assist the reader in understanding our results of operations and financial condition.  Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements beginning on page F-1 of this Annual Report. This Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act.  All statements, other than statements of historical fact, included in this Form 10-K that address activities, events or developments that we expect, project, believe, or anticipate will or may occur in the future, including matters having to do with expected and future revenue, our ability to fund our operations and repay debt, business strategies, expansion and growth of operations and other such matters, are forward-looking statements.  These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances.  These statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by us, our performance on our current contracts and our success in obtaining new contracts, our ability to attract and retain qualified employees, and other factors, many of which are beyond our control.  You are cautioned that these forward-looking statements are not guarantees of future performance and those actual results or developments may differ materially from those projected in such statements.

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

         Our services are delivered principally though proprietary software products designed, developed, marketed and supported by the Company.  These products are designed to facilitate improved business processes among all key constituents in the supply chain, starting with the retailer and moving back to suppliers and eventually raw material providers.  In addition, the Company has built a consulting practice for business process improvement that centers around the Company’s proprietary software products and through establishment of a neutral and “trusted” third party relationship between retailers and suppliers.  The principal markets for the Company's products are multi-store retail and convenience store chains, branded food manufacturers, suppliers and distributors and manufacturing companies.

        Historically, the Company offered applications and related maintenance contracts to new customers for a one-time, non-recurring up front license fee. Although not completely abandoning the license fee and maintenance model, since the acquisition of Prescient Applied Intelligience, Inc. ("Prescient") in January 2009, the Company has focused its strategic initiatives and resources to marketing and selling prospective customers a subscription for its product offerings. In support of this strategic shift toward a subscription-based model, the Company has scaled its contracting process, streamlined its customer on-boarding and implemented a financial package that integrates multiple systems in an automated fashion. As a result, subscription based revenue has grown from $203,000 for the 2008 fiscal year to $7.0 million this year. During that same period our revenue has transitioned from a 6% subscription revenue and 94% license and other revenue basis to 70% subscription revenue and 30% license and other revenue basis.

Recent Developments

ReposiTrakTM

On February 14, 2012 the Company announced a partnership with Levitt Partners, an internationally known health care and food safety-consulting firm.  The Company's association with Levitt Partners resulted in the formation of Global Supply, which will provide a targeted solution for improving supply chain visibility for food and drug safety.  The solution, ResposiTrakTM, is powered by the Company’s technology and was developed in response to the passage of the Food Safety and Modernization Act in January of 2011.  ResposiTrakTM enables grocery, supermarkets, packaged goods manufacturers, food processing facilities, drug stores and drug manufacturers, as well as logistics partners, to track and trace products and components to products throughout the food, drug and dietary supplement supply chains. In the event of a product recall, the solution quickly identifies the supply chain path taken by the recalled product or product component, and allows for the removal of affected products in a matter of minutes, rather than weeks.  Additionally, ReposiTrakTM reduces risk of further contamination in the supply chain by identifying backward chaining sources and forward chaining recipients of affected products in near real time.  On August 8, 2012, the Company announced that Global Supply had begun the first two implementations of ReposiTrakTM at a global grocery retailer and a major grocery wholesaler.

CVS Pharmacy, Inc.

On July 31, 2012, the Company announced a three-year service agreement to provide selected scan-based trading services to CVS through May 2015. The agreement reflects the Company's focus on increasing the number of retailers that use its software on a subscription basis, and marks the Company's progress towards contracting with major retailers outside of the grocery industry. The Company expects the subscription revenue potential generated from these relationships to be significantly larger than any of the Company's existing client hubs within the grocery industry.

Fiscal Year

Our fiscal year ends on June 30.  References to fiscal 2012 refer to the fiscal year ended June 30, 2012.

Sources of Revenue

The Company derives revenue from four sources: (1) subscription fees, (2) hosting, premium support and maintenance service fees beyond the standard services offered, (3) license fees, and (4) professional services consisting of development services, consulting, training and education.

Subscription revenue is driven primarily by the number of connections between suppliers and retailers, the number of stores and SKU’s.  Subscription revenue contains arrangements with customers accessing our applications, which includes the use of the application, application and data hosting, subscription-based maintenance of the application and standard support included with the subscription.

Our hosting services provide remote management and maintenance of our software and customers’ data, which is physically located in third party facilities.  Customers access ‘hosted’ software and data through a secure internet connection.  Premium support services include technical assistance for our software products and unspecified product upgrades and enhancements on a when and if available basis beyond what is offered with our basic subscription package.

License arrangements are a perpetual license. Software license maintenance agreements are typically annual contracts with customers that are paid in advance or according to terms specified in the contract. This provides the customer access to new software enhancements, maintenance releases, patches, updates and technical support personnel.

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

We commenced operations in the software development and professional services business during 1990.  The preparation of our financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and assumptions.  Management bases its estimates and judgments on historical experience of operations and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement, (2) the service has been provided to the customer, (3) the collection of our fees is probable and (4) the amount of fees to be paid by the customer is fixed or determinable.

We recognize subscription revenue ratably over the length of the agreement beginning on the commencement dates of each agreement or when revenue recognition conditions are satisfied.  For a fee, subscriptions provide the customer with access to the software and data over the Internet, or on demand, and provide technical support services and software upgrades when and if available. Under subscriptions, customers do not have the right to take possession of the software and such arrangements are considered service contracts. Accordingly, we recognize subscription revenue ratably over the length of the agreement and professional services are recognized as incurred based on their relative fair values.  In situations where we have contractually committed to an individual customer specific technology, we defer all of the revenue for that customer until the technology is delivered and accepted. Once delivery occurs, we then recognize the revenue ratably over the remaining contract term. When subscription service is paid in advance, deferred revenue is recognized and revenue is recorded ratably over the term as services are consumed.

Set up fees paid by customers in connection with subscription services are deferred and recognized ratably over the life of the applicable agreement.

Hosting, premium support and maintenance service revenue is derived from services beyond the basic services provided in standard arrangements.  We recognize hosting, premium service and maintenance revenue ratably over the contract terms beginning on the commencement dates of each contact or when revenue recognition conditions are satisfied. Instances where hosting, premium support or maintenance service is paid in advance, deferred revenue is recognized and revenue is recording ratably over the term as services are consumed.

Professional services revenue consists primarily of fees associated with application and data integration, data cleansing, business process re-engineering, change management and education and training services.  Fees charged for professional services are recognized when delivered.  We believe the fees for professional services qualify for separate accounting because: (1) the services have value to the customer on a stand-alone basis, (2) objective and reliable evidence of fair value exists for these services and (3) performance of the services is considered probable and does not involve unique customer acceptance criteria.

We also sell software licenses.  For software license sales, we recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement, (2) the service has been provided to the customer, (3) the collection of our fees is probable and (4) the amount of fees to be paid by the customer is fixed or determinable.  Licenses generally include multiple elements that are delivered up front or over time. Vendor specific objective evidence of fair value of the hosting and support elements is based on the price charged at renewal when sold separately, and the license element is recognized into revenue upon delivery.  The hosting and support elements are recognized ratably over the contractual term.

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

Capitalization of Software Development Costs

The Company accounts for research costs of computer software to be sold, leased or otherwise marketed as expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached shortly after a working prototype is complete and meets or exceeds design specifications including functions, features, and technical performance requirements.  Costs incurred after technological feasibility is established have been and will continue to be capitalized until such time as when the product or enhancement is available for general release to customers.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenue and results of operation, liquidity or capital expenditures.

Results of Operations – Fiscal Years Ended June 30, 2012 and 2011

Revenue

	Fiscal Year Ended June 30,		Variance
	2012	2011	Dollars	Percent
Subscription	$6,994,484	$6,548,578	$445,906	6.8%
Other revenues	3,104,063	4,203,554	(1,099,491)	-26.2%
Total revenue	$10,098,547	$10,752,132	$(653,585)	-6.1%

During the fiscal year ended June 30, 2012, the Company had total revenue of $10,098,547 when compared to $10,752,132 for the year ended June 30, 2011, a 6.1% decrease.  This $653,585 decrease in total revenue was principally due to a decrease in other revenues of $1,099,491, as more particularly described below.  The decrease was partially offset by an increase of $445,906 in subscription revenue.

While the Company experienced a decrease in total revenue in the most recently completed fiscal year when compared to the fiscal year ended June 30, 2011, management believes that the Company’s strategy of pursuing contracts with suppliers (“spokes”) to connect to retail customers (“hubs”) that have been added in the most recently completed fiscal year, including the recently announced service agreement with CVS Pharmacy, Inc., should result in increased revenue during the fiscal year ending June 30, 2013, and in subsequent periods.

Subscription Revenue

Subscription revenue was $6,994,484 and $6,548,578 in 2012 and 2011 respectively, an increase of 6.8%.  This $445,906 increase in the year ended June 30, 2012 when compared with the year ended June 30, 2011 was principally due to (1) the increase of subscription customers added to the Company’s customer base which contributed approximately $499,000 in new subscription revenue and (2) a $664,000 increase attributable to the growth of existing retailer and supplier subscriptions.  The increase in subscription revenue was partially offset by a decrease of approximately $717,000 resulting from the non-renewal of existing clients, including the non-renewal of a significant retail client and related connections in January 2012.

The Company continues to focus its strategic initiatives on increasing the number of retailers, suppliers and manufacturers that use its software on a subscription basis. However, while management believes that marketing its suite of software solutions as a renewable and recurring subscription is an effective strategy, it cannot be assured that subscribers will renew the service at the same level in future years, propagate services to new categories or recognize the need for expanding the service offering of the Company’s suite of actionable products and services.

Other Revenue

Other revenue was $3,104,063 and $4,203,554 in 2012 and 2011 respectively, a decrease of 26.2%.  This $1,099,491 decrease in the year ended June 30, 2012 when compared with the year ended June 30, 2011 was principally due to (1) the non-renewal of maintenance contracts, partially offset by increases to existing contracts resulting in a net reduction of maintenance revenue of approximately $223,000, (2) a decrease in license revenue of $450,000 and (3) a decrease in professional service revenue of $361,000.

While these other sources of revenue will continue in future periods, management’s focus on recurring subscription-based revenue will cause license, maintenance and consulting services to fluctuate and be difficult to predict.

Cost of Revenue and Product Support

	Fiscal Year Ended June 30,		Variance
	2012	2011	Dollars	Percent
Cost of revenue and product support	$4,581,765	$4,028,222	$553,543	13.7%
Percent of total revenue	45.4%	37.5%

Cost of revenue and product support was $4,581,765 or 45.4% of total revenue, and $4,028,222 or 37.5% of total revenue for the years ended June 30, 2012 and 2011, respectively, a 13.7% increase. This increase of $553,543 for the year ended June 30, 2012 when compared with the same period ended June 30, 2011 is principally due to (i) a $481,000 increase in head count related expense, increased stock compensation, an increase in benefit costs, and the capitalization of software development costs in the prior year, (ii) a $82,000 increase in the use of outside consultants and contractors and (iii) a $19,000 increase from an expansion of our data center.  These increases were partially offset by a $28,000 decrease related to network communication costs, hardware and software maintenance and support contracts, travel and related expenditures.

Sales and Marketing Expense

	Fiscal Year Ended June 30,		Variance
	2012	2011	Dollars	Percent
Sales and marketing	$2,640,292	$2,742,061	$(101,769)	-3.7%
Percent of total revenue	26.1%	25.5%

The Company’s sales and marketing expense was $2,640,292, or 26.1% of total revenue, and $2,742,061 or 25.5% of total revenue, for the fiscal years ended June 30, 2012 and 2011, respectively, a 3.7% decrease. This $101,769 decrease over the previous year was primarily the result of (i) a decrease of approximately $226,000 in salary, employee benefits and training, stock-based compensation, and commission expense and (ii) a decrease of $46,000 in the use of outside sales contractors.  These decreases were partially offset by increases of approximately (y) $165,000 in non-employee commissions primarily related to retailer marketing allowances and (z) an increase of approximately $6,000 in public relations, advertising, marketing and tradeshow expense, travel and related expenditures.

General and Administrative Expense

	Fiscal Year Ended June 30,		Variance
	2012	2011	Dollars	Percent
General and administrative	$2,949,108	$3,053,818	$(104,710)	-3.4%
Percent of total revenue	29.2%	28.4%

The Company’s general and administrative expense was $2,949,108, or 29.2% of total revenue, and $3,053,818 or 28.4% of total revenue for the years ended June 30, 2012 and 2011, respectively, a 3.4% decrease. This $104,710 decrease when comparing expenditures for the year ended June 30, 2012 with the same period ended June 30, 2011 is principally due to (i) the settlement of a lawsuit and related legal fees in the prior year through the combination of cash and equity and (ii) a decrease of approximately $41,000 in travel and related expenditures.  These decreases were partially offset by (w) a $203,000 increase in bad debt expense, (x) a $124,000 increase in in salary, employee benefits, payroll taxes, bonuses, and compensation related expenditures such as stock-based compensation expense for certain employees and board members that are based on multi-year vesting schedules (y) an $89,000 increase in investor relations, shareholder cost, and other professional fees, and (z) a $33,000 increase in facility expenses.

Depreciation and Amortization Expense

	Fiscal Year Ended June 30,		Variance
	2012	2011	Dollars	Percent
Depreciation and amortization	$900,094	$786,790	$113,304	14.4%
Percent of total revenue	8.9%	7.3%

The Company’s depreciation and amortization expense was $900,094 and $786,790 for the year ended June 30, 2012 and 2011, respectively, an increase of 14.4%.  This increase of $113,304 for the year ended June 30, 2012 when compared to the year ended June 30, 2011 is due to (1) an increase in depreciation related to new capital hardware investments and (2) an increase in amortization of capitalized software costs related to a project capitalized in fiscal year 2011.

Other Income and Expense

	Fiscal Year Ended June 30,		Variance
	2012	2011	Dollars	Percent
Other gains	$319,272	$-	$319,272	%
Interest income (expense)	(205,227)	(346,704)	(141,477)	-40.8%
Total other income (expense)	$114,045	$(346,704)	$460,749	132.9%

Net other income (expense) was net other income of $114,045 when compared with net other expense of $346,704 for the year ended June 30, 2012 and June 30, 2011, respectively. This $460,749 change is principally due to (1) a $141,477 decrease in interest expense resulting from the retirement of certain notes payable in July 2011 and January 2012 and (2) a gain on extinguishment of current liabilities of $319,272.

Preferred Dividends

	Fiscal Year Ended June 30,		Variance
	2012	2011	Dollars	Percent
Preferred dividends	$834,687	$826,411	$8,276	1.0%
Percent of total revenue	8.3%	7.7%

Dividends declared on preferred stock was $834,687 for the year ended June 30, 2012 when compared with $826,411 accrued in the same period in 2011.  The $8,276 increase in accrued dividends is principally the result of dividends accrued on the additional Series A Preferred paid in kind in lieu of cash dividends.  This increase has been partially offset by the conversion of shares of Series A Preferred to common stock.  Holders of Series A Preferred are entitled to a 5.00% annual dividend (“Dividend Rate”) payable quarterly in either cash or additional Series A Preferred at the option of the Company with fractional shares paid in cash. Holders of Series B Preferred are entitled to a 12.00% annual dividend payable quarterly in cash.

   The Dividend Rate with respect the Series A Preferred increases to 10% per annum in the event the average closing price of the Company’s common stock during the last thirty (30) trading days of any calendar quarter is less than $3.00 per share (a “Dividend Adjustment”).  A holder of Series A Preferred has notified the Company that a Dividend Adjustment is required as a result of the average closing price of the Company’s common stock for the thirty-day period ended March 31, 2012.  Management disagrees with the method of calculation used by the holder and believes that the Company’s calculation determining that a Dividend Adjustment is not required is reasonable, and that an ultimate determination that an alternative method should be employed is doubtful.  The pro-forma effect of a Dividend Adjustment is shown in the table below:

	Fiscal Year Ended June 30, 2012		Variance
	As Reported	Pro-forma	Dollars	Percent
Dividends on Series A Preferred	$340,375	$512,802	$172,427	50.7%
Net loss applicable to common shareholders	$(1,693,354)	$(1,865,781)	$(172,427)	-10.2%
Basic and diluted loss per share	$(0.14)	$(0.16)	$(0.02)	-10.2%

Financial Position, Liquidity and Capital Resources

We believe our existing cash and short-term investments, together with funds generated from operations, are sufficient to fund operating and investment requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth and expansion of our sales and marketing activities, the timing and extent of spending required for research and development efforts and the continuing market acceptance of our products. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financings. Additional equity or debt financing may not be available on terms favorable to us, in a timely fashion or at all.

	Fiscal Year Ended June 30,		Variance
	2012	2011	Dollars	Percent
Cash and Cash Equivalents	$1,106,176	$2,618,229	$(1,512,053)	57.8%

We have historically funded our operations with cash from operations, equity financings and debt borrowings. Cash and cash equivalents was $1,106,176 and $2,618,229 at June 30, 2012, and June 30, 2011, respectively.  This $1,512,053 decrease from June 30, 2011 to June 30, 2012 was principally due to cash used in financing activities of $2,281,736 and cash used in investing activities of  $238,760.  These uses of cash were partially offset by cash provided by operating activities of $1,008,443.

Net Cash Flows from Operating Activities

	Fiscal Year Ended June 30,		Variance
	2012	2011	Dollars	Percent
Cash flows provided by (used in) operating activities	$1,008,443	$1,446,786	$(438,343)	30.3%

Net cash provided by operating activities is summarized as follows:

	2012	2011
Net (loss) income	$(858,667)	$(205,463)
Noncash expense and income, net	1,914,302	2,081,762
Net changes in operating assets and liabilities	(47,192)	(429,513)
	$1,008,443	$1,446,786

Noncash expense decreased by $167,460 in 2012 compared to 2011. Noncash expense decreased as a result of a $203,000 increase in bad debt expense, an $113,000 increase in depreciation and amortization and a $210,000 increase in stock compensation from 2011 to 2012.  These noncash expense increases were offset by the issuance of $375,000 in Company common stock in a prior year litigation settlement and other gains of $319,000.

The net changes in operating assets and liabilities used $382,321 less cash in 2012 compared to 2011.

Net Cash Flows from Investing Activities

	Fiscal Year Ended June 30,		Variance
	2012	2011	Dollars	Percent
Cash flows (used in) provided by investing activities	$(238,760)	$(555,617)	$(316,857)	-57.0%

Net cash flows used in investing activities for the year ended June 30, 2012 was $238,760 compared to net cash flows used in investing activities of $555,617 for the year ended June 30, 2011.  This $316,857 decrease in cash used in investing activities in 2012 when compared to the same period in 2011 was the result of a $197,000 capitalization of software development costs in the prior year and a $120,000 decrease in purchases of property and equipment.

Net Cash Flows from Financing Activities

	Fiscal Year Ended June 30,		Variance
	2012	2011	Dollars	Percent
Cash flows (used in) provided by financing activities	$(2,281,736)	$569,629	$(2,851,365)	-500.6%

Net cash flows used in financing activities totaled $2,281,736 for the year ended June 30, 2012 compared to cash flows provided by financing activities of $569,629 for the year ended June 30, 2011. The change in net cash provided by (used in) financing activities is attributable to (i) a $1,902,000 increase in principal payments on notes payable and capital leases, (ii) a $600,000 decrease in advances from lines of credit, (iii) a $249,000 decrease in proceeds from the issuance of debt and (iv) $141,000 decrease in proceeds from the issuance of common stock.  These uses of cash were partially offset by increases in cash provided by the exercise of options and warrants of $164,000.

Working Capital and Management’s Plan

At June 30, 2012, the Company had negative working capital of $2,345,977 when compared with negative working capital of $2,395,501 at June 30, 2011.  This $49,524 increase in working capital is principally a result of an increase in deferred revenue:

	Fiscal Year Ended June 30,		Variance
	2012	2011	Dollars	Percent
Current assets	$3,568,561	$4,943,820	$(1,375,259)	-27.8%

Current assets at June 30, 2012 totaled $3,568,561, a decrease of $1,375,259 when compared to $4,943,820 at June 30, 2011.  This decrease in current assets is due primarily to decreases in (i) cash and cash equivalents and (ii) prepaid expense and other current assets.  These decreases were partially offset by an increase in receivables.

	Fiscal Year Ended June 30,		Variance
	2012	2011	Dollars	Percent
Current liabilities	$5,914,538	$7,339,321	$(1,424,783)	-19.4%

Current liabilities totaled $5,914,538 and $7,339,321 as of June 30, 2012 and 2011, respectively.  The $1,424,783 comparative decrease in current liabilities is principally due to the retirement of certain notes payable and a decrease in accounts payable. These decreases were partially offset by increases in deferred revenue and accrued liabilities.

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

While no assurances can be given, management currently intends to continue to reduce its indebtedness in subsequent periods utilizing existing cash resources and projected cash flow from operations.  In addition, management may also continue to refinance or restructure certain of the Company’s remaining indebtedness to extend the maturities of such indebtedness to address its short-term and long-term working capital requirements.  Management believes that these initiatives will enable us to address our debt service requirements during the next twelve months, as well as fund our currently anticipated operations and capital spending requirements. The financial statements do not reflect any adjustments should cash flow from operations be insufficient to meet our spending and debt service requirements, and we are otherwise unable to refinance or restructure our indebtedness

Inflation

The impact of inflation has historically not had a material effect on the Company’s financial condition or results from operations; however, higher rates of inflation may cause retailers to slow their spending in the technology area, which could have an impact on the Company’s sales.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"), which permits an entity to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit's indefinite-lived intangible asset is less than the asset's carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that the fair value of a reporting unit's indefinite-lived intangible asset is more likely than not greater than the asset's carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2012-02 is effective for the Company for annual and interim indefinite-lived intangible asset impairment tests performed beginning July 1, 2013, however, early adoption is permitted. The Company is currently evaluating the impact ASU 2012-02 will have on its Condensed Consolidated Financial Statements.

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

Interest Rate Sensitivity

Our exposure to interest rate changes related to borrowing has been limited by the use of fixed rate borrowings on the majority of our outstanding debt, and we believe the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. Interest rate risk is managed through the maintenance of a portfolio of variable and fixed-rate debt composed of short and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. At June 30, 2012, the debt portfolio was composed of approximately 31% variable-rate debt and 69% fixed-rate debt.

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of June 30, 2012.

Cash and Cash Equivalents	Aggregate Fair Value	Weighted Average Interest Rate
Cash and Cash Equivalents	$1,106,176	NM

The table that follows presents the principal amounts of our variable and fixed rate debt.

Debt Summary	Principal Amount	Weighted Average Interest Rate	% Mix
Variable rate debt	$1,877,664	4.26%	69.3%
Fixed rate debt	$832,611	4.16%	30.7%

ITEM 8.      FINANCIAL STATEMENTS

The information required hereunder in this Annual Report on Form 10-K is set forth in the financial statements and the notes thereto beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our internal control over financial reporting was effective.

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

ITEM 9B.	OTHER INFORMATION

    None.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

          The Board of Directors and executive officers consist of the persons named in the table below.  Vacancies on the Board of Directors may only be filled by a majority vote of Board of Directors, or at a stockholder's meeting at which stockholders holding a majority of the issued and outstanding shares of capital stock are present.  The directors are elected annually by the stockholders at the annual meeting.  Each director shall be elected for the term of one year, and until his or her successor is elected and qualified, or until earlier resignation or removal.  The bylaws provide for at least one director.  The directors and executive officers are as follows:

Name of Nominee	Age	Title

Randall K. Fields	65	President, Chief Executive Officer and Chairman
Robert P. Hermanns	68	Director
Edward L. Clissold	56	Chief Financial Officer, General Counsel
Robert W. Allen	69	Director
James R. Gillis	59	Director
Peter T. Brennan	64	Director
William S. Kies, Jr.	60	Director

        Randall K. Fields has been the Chief Executive Officer and Chairman of the Board of Directors since June 2001.  Mr. Fields founded the Company in 1990 and has been its President, Chief Executive Officer and Chairman of the Board since its inception.  Mr. Fields has also been responsible for the strategic direction of the Company since its inception.  Mr. Fields co-founded Mrs. Fields Cookies with his then wife, Debbi Fields.  He served as Chairman of the Board of Mrs. Fields Cookies from 1978 to 1990.  In the early 1970's Mr. Fields established a financial and economic consulting firm called Fields Investment Group.  Mr. Fields received a Bachelor of Arts degree in 1968 and a Masters of Arts degree in 1970 from Stanford University, where he was Phi Beta Kappa, Danforth Fellow and National Science Foundation Fellow.

        The Nominating and Corporate Governance Committee believes that Mr. Fields’ expertise in the Company’s industry and markets following his founding of the Company in 1990, his extensive sales, marketing and technical background and experience, and his knowledge of business allow him to bring a unique understanding of the industries and markets in which the Company operates, as well as an entrepreneurial vision to the Company and the Board of Directors.

        Edward L. Clissold joined the Company in March 2002 as General Counsel, and in August 2012 was appointed as the Company’s Chief Financial Officer. Mr. Clissold currently serves as both General Counsel and Chief Financial Officer of the Company. Prior to his time with the Company, Mr. Clissold served as General Counsel for Mrs. Fields Cookies from August 1987 to April 1995 and was also in private practice. Mr. Clissold holds a Bachelors degree in Finance from the University of Utah and a Law Degree from Brigham Young University.

        Robert P. Hermanns joined the Company in March 2007 as Senior Vice President, and served in that capacity until November 2009. Mr. Hermanns is currently a member of the Company’s Board of Directors. Mr. Hermanns has over 40 years of experience in all phases of retail and wholesale grocery operations, and is currently Director of Food Industry Management Programs at the Marshall School of Business at the University of Southern California. Mr. Hermanns was President and Chief Executive Officer and Vice Chairman of the Board of Directors of Associated Grocers, Inc. from 2002 through 2005. He is also the former Chief Operating Officer of Weis Markets, a $2 billion NYSE company operating 163 retail food markets in the Mid-Atlantic States. Prior to joining AG and Weis Markets, Mr. Hermanns enjoyed a 30-year career with American Stores Company, an $18 billion food and drug retailer, where he held a number of executive management positions including Chief Operating Officer for Procurement and Logistics. A graduate of Western Michigan University with a BS degree in Food Marketing, Mr. Hermanns also holds an MBA from the University of Southern California.

        The Nominating and Corporate Governance Committee believes that Mr. Hermanns’ experience as the former President and Chief Executive Officer of one of the leading suppliers to independent retail supermarkets, as well as his extensive senior executive experience with leading retail food and drug retailers contributes to the Board’s understanding of the markets served by the Company, including the Board’s perspective on the strategic interests of potential clients and the viability of various commercial strategies.  His previous experience as a senior executive of the Company also allows him to provide a unique perspective of and extensive knowledge on the industries in which the Company operates.

        Robert W. Allen joined the Board of Directors in October 2007. Mr. Allen is a seasoned executive with many years experience as Chairman, President and Chief Executive Officer of businesses ranging in size from $200 million to $2.5 billion.  Mr. Allen has over thirty years experience in the dairy industry, most notably as a catalyst for developing companies and a turn-around agent for troubled companies or divisions. Mr. Allen was most recently Chief Executive Officer of Southern Belle Dairy where he established a leadership team to reposition the company and developed a position in the market place for the branding of its products.  Prior to this, he was Executive Vice President of Borden, Inc., where he was recruited to turn around the largest and most troubled division of the company.  He is also the immediate past Chair of Kid Peace International, a $160 million non-profit agency assisting children in crises.

        The Nominating and Corporate Governance Committee believes that Mr. Allen’s years of experience in an area of growth for the Company, the dairy industry, as well as his extensive experience developing and managing companies in senior executive roles, add significant value to the Company and its Board of Directors in assessing challenges in one of its growth markets, and in addressing organizational and development issues facing the Company.

        James R. Gillis joined the Board of Directors in February 2008. Mr. Gillis is the former President, Chief Operating Officer and Co-CEO of Source Interlink Companies, Inc., a premier marketing, merchandising and fulfillment company of entertainment products where he was instrumental in developing annual revenue in excess of $1.9 billion and over 95 business units in the United States. While at Source Interlink, Mr. Gillis also developed and maintained relationships with public equity investors, hedge funds, stock analysts, investment banks and private equity firms, both domestically and internationally, while creating a marketing infrastructure to provide a portfolio of fully integrated products and services in 110,000 locations for more than 1,000 retail chains.  Prior to his tenure with Source Interlink, he was President, Chief Executive Officer and owner of Brand Manufacturing Corporation, a leading designer and manufacturer of retail display systems. Previously, he was Managing Partner of Aders, Wilcox, Gillis Group, a global developer of trade relationships serving major brand marketers and retailers worldwide.

        The Nominating and Corporate Governance Committee believes that Mr. Gillis’ experience as a senior executive with one of the premier marketing, merchandising and fulfillment companies, together with his extensive experience dealing with the capital markets, provides the Company and its Board of Directors with valuable input regarding prospective sales opportunities, leads and expertise in the area of public company finance.

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

        The Nominating and Corporate Governance Committee believes that Mr. Brennan’s extensive experience as a senior executive with a worldwide company working with consumer packaged goods suppliers and retailers provides the Company and its Board of Directors with an in-depth understanding to the various challenges and opportunities facing the Company in the markets and industries it serves.

        William S. Kies, Jr. joined the Board of Directors in November 2011. Mr. Kies is currently a principal of Kies Consulting, LLC, a premier consulting practice specializing in the supermarket industry since 1994.  Clients include Fortune 100 consumer package goods corporations and companies offering national services, programs and in-store support to all channels of food distribution.  Prior to Kies Consulting, which Mr. Kies founded in 1994, he was the President and Chief Operating Officer of IGA, Inc., the world’s largest banner group of independent supermarkets with over 4,000 stores serviced by 24 wholesalers in 20 countries.

        The Nominating and Corporate Governance Committee believes that Mr. Kies’ extensive management experience, including experience in the supermarket industry, together with his substantial contacts with potential clients for the Company’s services, will contribute to the Board’s deliberations and provide the Company with valuable insight and direction as the Company executes its business plan.

        There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or nominee during the past ten years.

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

        To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2012, each of our directors failed to report the issuance of shares to them in consideration for the payment of director fees owed to them during such fiscal year and had one or more late filings related to the acquisition and/or disposition of securities.

Code of Ethics and Business Conduct

        In August 2008, the Company and its Board of Directors unanimously adopted a new Code of Ethics and Business Conduct, which replaced the Code of Ethics adopted in 2005.  The Company’s Code of Ethics and Business Conduct is posted at the Company’s website located at www.parkcitygroup.com.

Committees of the Board of Directors

The Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee each of which has the composition and responsibilities described below.

Audit Committee.

The Audit Committee provides assistance to the Board of Directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee also oversees the audit efforts of our independent accountants and takes those actions, as it deems necessary to satisfy that the accountants are independent of management.The Audit Committee currently consists of Robert W. Allen (Chairman), James R. Gillis and Peter T. Brennan, each of whom is a non-management member of our Board of Directors.  Robert W. Allen is also our Audit Committee financial expert as currently defined under Securities and Exchange Commission rules.  We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002 and the current rules of the Securities and Exchange Commission rules and regulations.

Compensation Committee.

The Compensation Committee determines our general compensation policies and the compensation provided to our directors and officers. The Compensation Committee also reviews and determines bonuses for our officers and other employees. In addition, the Compensation Committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers our stock option plans and employee stock purchase plan. The Compensation Committee currently consists of Robert W. Allen (Chairman) and James R. Gillis, each of whom is a non-management member of our Board of Directors. We believe that the composition of our Compensation Committee meets the criteria for independence under, and the functioning of our Compensation Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002 and the current rules of the Securities and Exchange Commission rules and regulations.

Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee is responsible for making recommendations to the Board of Directors regarding candidates for directorships and the size and composition of the board. In addition, the Nominating and Corporate Governance Committee is responsible for overseeing our corporate governance guidelines, reporting and making recommendations to the Board concerning corporate governance matters. The current members of the nominating and governance committee are Peter T. Brennan (Chairman), James R. Gillis and William S. Kies, Jr. We believe that the composition of our nominating and governance committee meets the criteria for independence under, and the functioning of our Nominating and Corporate Governance Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002 and the current rules of the Securities and Exchange Commission rules and regulations.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid to the Company’s Chief Executive Officer, and the Company’s two most highly compensated executive officers other than its chief executive officer, who were serving as executive officers as of June 30, 2012 and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($) (1)		All Other Compensation ($)		Total ($)
Randall K. Fields	2012	375,000	(2)	165,625	(3)	66,000	(4)	72,471	(5)	679,096
Chief Executive Officer and Chairman of the Board	2011	375,000	(2)	71,875	(3)	66,000	(4)	73,865	(5)	586,740

David Colbert(6)	2012	165,000		-		39,400		-		204,400
Former Chief Financial Officer	2011	150,625		-		38,000		-		188,625

(1)
Stock awards consist solely of shares of restricted common stock. Amounts shown do not reflect compensation actually received by the Named Executive Officer. Instead, the amounts shown are the compensation costs recognized by the Company during the fiscal year for stock awards as determined pursuant to FAS 123R.

(2)
$325,000 of Mr. Fields’ cash compensation was paid to Fields Management, Inc., a management company wholly-owned by Mr. Fields, during 2012 and 2011, respectively.  2011 amount includes $50,000 of compensation paid in shares of the Company’s common stock in lieu of cash compensation.

(3)
$71,875 represents the value of 18,915 shares of Common Stock, which vested during the reporting period. The shares were originally issued in June 2010, and are valued as of the date of issuance, or $3.80 per share.

(4)
Represents the value of 60,000 shares of common stock issued to Fields Management, Inc. which vested during the reporting period.  The shares were originally issued in July 2009 under the terms of a Services Agreement between the Company and Fields Management, Inc., and are valued as of the date of issuance, or $1.10 per share.

(5)
These amounts include premiums paid on life insurance policies of $25,344 for each of 2012 and 2011; computer related expenses of $7,113 and $6,000 for 2012 and 2011, respectively; Company car related expenses of $18,363 and $19,920 for 2012 and 2011, respectively; medical premiums of $9,651 and $10,601 for 2012 and 2011, respectively; and reimbursement for certain accounting services of $12,000 for each of 2012 and 2011, respectively.

(6)	Mr. Colbert resigned on August 2, 2012.

Employment Arrangements

        The Company has an Employment Agreement with its Chief Executive Officer, Randall K. Fields, dated April 9, 2009, pursuant to which Mr. Fields is to be employed by the Company in the position of Sales Department Manager through June 30, 2013 for annual compensation of $50,000.  In addition, on April 9, 2009, the Company entered into a Services Agreement with Fields Management, Inc. (“FMI”), to provide certain executive management services to the Company, including designating Mr. Fields to perform the functions of President and Chief Executive Officer for the Company (“Executive”).  The Services Agreement amends and replaces the Services Agreement between FMI and the Company, dated July 1, 2005.  Randall K. Fields, FMI’s designated Executive, who currently serves as the Company’s Chairman of the Board, President and Chief Executive Officer, controls FMI. Under the terms of the Services Agreement, which continues through June 30, 2013, FMI is paid an annual base fee of $325,000, payable in equal semi-monthly installments.  In addition, FMI is entitled to the following:

●	an incentive bonus based upon the Company’s achievement of performance goals determined each year by the Compensation Committee of the Company’s Board of Directors;
●	up to $1,200 per month for reimbursement of a vehicle of Executive’s choice;
●	an annual allowance of up to $6,000 for computer equipment;
●	600,000 shares of common stock of the Company, subject to a pro-rata (10) ten-year vesting schedule;
●	payment of premiums for health insurance; and
●	reimbursement for certain accounting expense.

        The Company is also obligated to maintain two term life insurance policies in the name of the Executive for $10 million each, with the beneficiary of one to be designated by the Executive, and the other to be designated by the Company.

Director Compensation

        The outside directors of the Company, currently consisting of James R. Gillis, Robert W. Allen, Peter Brennan, Robert P. Hermanns and William S. Kies, Jr., receive the following compensation:

●
annual cash compensation of $10,000 payable at the rate of $2,500 per quarter. The Company has the right to pay this amount in the form of shares of common stock, and did so for all compensation owed directors during fiscal year 2012; and

●
upon appointment, outside independent directors receive a grant of $75,000 payable in shares of the Company’s restricted common stock calculated based on the market value of the shares of common stock on the date of grant. The shares vest ratably over a five-year period.

        The following table sets forth information concerning director compensation earned during fiscal year 2012:

Name	Stock Awards ($) (1)	Total ($)

James R. Gillis	25,000	25,000
Richard S. Krause (2)	21,250	21,250
Robert W. Allen	25,000	25,000
Peter Brennan	25,000	25,000
C. Manly Molpus (3)	9,167	9,167
Robert P. Hermanns	10,000	10,000
William S. Kies, Jr.	6,250	6,250

(1)
Stock awards consist solely of stock grants of fully vested common stock.  Amounts shown do not reflect compensation actually received by the director.  Instead, the amounts shown reflect the compensation costs recognized by the Company during the fiscal year for stock awards as determined pursuant to FAS 123R.

(2) (3)	Mr. Krause resigned from the Company’s Board of Directors on February 7, 2012. Mr. Molpus did not stand for re-election at the Company’s annual meeting, held on May 25, 2012.

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

Indemnification for Securities Act Liabilities

        Nevada law authorizes, and the Company's Bylaws and Indemnity Agreements provide for, indemnification of the Company's directors and officers against claims, liabilities and amounts paid in settlement, and expense in a variety of circumstances.  Indemnification for liabilities arising under the Act may be permitted for directors, officers and controlling persons of the Company pursuant to the foregoing or otherwise.  However, the Company has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Stock Options and Warrants

        The Company has stock option plans that enable it to issue to officers, directors, consultants and employees nonqualified and incentive options to purchase common stock.  At June 30, 2012, a total of 12,880 of such options were outstanding with exercise prices ranging from $1.50 to 2.50 per share.

        At June 30, 2012 a total of 50,000 warrants to purchase shares of common stock were outstanding.  The outstanding warrants were issued as a commission for placement of equity securities. These warrants have an exercise price of $1.80 per share and expire January 12, 2014.

Compensation Committee Interlocks and Insider Participation

        No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding shares of our Series A Preferred and Series B Preferred beneficially owned as of September 21, 2012 by:

(i)	Each of our officers and directors;
(ii)	All officer and directors as a group; and
(iii)
Each person known by us to beneficially own five percent or more of the outstanding shares of our preferred stock.  Percent ownership is calculated based on 687,490 shares of Series A Preferred and 411,927 shares of Series B Preferred Stock outstanding at September 21, 2012.

Name	Series A Convertible Preferred Stock		% Ownership of Class	Series B Convertible Preferred Stock		% Ownership of Class
Hillson Partners LP	68,456		9.96%	-		N/A
Paul Seid	34,904		5.08%	-		N/A
Robert W. Allen	34,217	(1)	4.98%	52,301		12.70%
Riverview Financial Corp.	6,842	(2)	*	359,626	(3)	87.30%
Randall K. Fields	6,842		*	359,626	(4)	87.30%
 *Less than 1%

(1)	Includes 17,109 shares of Series A Preferred held by Susan M. Allen, Mr. Allen’s spouse.
(2)	Includes 6,842 shares of Series A Preferred held in the name Randall K. Fields, Mr. Fields is the beneficial owner of Riverview Financial Corp.
(3)	Includes 10,000 shares of Series B Preferred held in the name Julie Fields, Mr. Fields spouse.
(4)
Includes 349,626 shares of Series B Preferred held in the name of Riverview Financial Corp. and 10,000 shares of Series B Preferred in the name of Julie Fields. Mr. Fields is the beneficial owner of Riverview Financial Corp.and spouse of Mrs. Fields.

        The following table sets forth information regarding shares of our common stock beneficially owned as of September 21, 2012 by:  (1) each of our officers and directors, (2) all officers and directors as a group and (3) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock.

Name	Common Stock		Common Stock Options Exercisable Within 60 Days	Common Stock Warrants Exercisable Within 60 Days	Total Stock and Stock Based Holdings(1)	% Ownership of Class
Randall K. Fields(2)	5,714,557	(3)(4)	-	-	5,714,557	43.42%
Edward L. Clissold(2)	2,863		4,000		2,863	*
Robert Hermanns(2)	71,372		-	-	71,372	*
James R. Gillis(2)	91,426		-	-	91,426	*
Robert W. Allen(2)	529,694	(5)	-	-	529,694	4.24%
Peter Brennan(2)	57,786		-	-	57,786	*
William S. Kies, Jr.(2)	3,841		-	-	3,841	*
Goldman Capital Management	1,363,007		-	-	1,309,469	11.14%
Directors Group (7 persons)	6,471,539		4,000	-	6,475,539	48.29%

(1)
For purposes of this table “beneficial ownership” is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares that such person or group has the right to acquire within 60 days after September 21, 2012. For purposes of computing the percentage of outstanding common shares held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days after September 21, 2012, are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group.  As of September 21, 2012, there were 12,239,257 shares of our common stock issued and outstanding.  There were also outstanding options and warrants entitling the holders to purchase 4,000 shares of our common stock owned by officers and/or directors of the Company.

(2)	Officers and directors of the Company.
(3)
Includes 166,860 shares of common stock held in the name of Fields Management, Inc., of which Mr. Fields is the beneficial owner, 651,152 shares of common stock held in the name of Riverview Financial Corp., of which Mr. Fields is the beneficial owner, and 30,667 held by Mr. Fields’spouse, Julie Fields.

(4)
Includes 22,807 shares issuable upon conversion of 6,842 shares of Series A Preferred held by Mr. Fields, 874,065 shares issuable upon conversion of 349,626 shares of Series B Preferred held by Riviervew Financial Corp., of which Mr. Fields is the beneficial owner, and 25,000 shares issuable upon conversion of 10,000 shares of Series B Convertible Preferred held Mr. Fields’ spouse, Julie Fields.

(5)
Includes 46,243 shares of common stock held in trust, in which Mr. Allen is the trustee.  Includes 57,028 and 57,030 shares issuable upon conversion of 17,108 and 17,109 shares of Series A Preferred for Mr. and Mrs. Allen, respectively. Includes 130,753 shares issuable upon conversion of 52,301 shares of Series B Preferred held by Mr. Allen.

Change in Control

          The Company is not currently engaged in any activities or arrangements that it anticipates will result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board has determined that all of its members, other than Mr. Fields, who serves as the Company’s Chief Executive Officer, and Mr. Hermanns, who previously served as the Company’s Senior Vice President – Sales, are “independent” within the meaning of Section 803(A) of the AMEX Company Guide, and Securities and Exchange Commission rules regarding independence.

We maintain separately designated audit, compensation and nominating committees. In applying the independence standards applicable to audit, compensation and nominating committee members, each of the members of such committees are considered independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We incurred approximately $56,000 in audit fees during the years ended June 30, 2012 and 2011, respectively, to HJ & Associates, LLC (“HJ”).

Audit Related Fees

There were no fees billed for audit-related services not disclosed in “Audit Fees” above.

All Other Fees

We incurred approximately $14,000 and $15,000 in tax preparation fees during the years ended June 30, 2012 and 2011. No other fees were billed for services rendered by our principal accountants for the years ended June 30, 2012 or 2011.

Compatibility of Certain Fees with Independent Accountants’ Independence

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by HJ & Associates, LLC in fiscal 2012 and 2011. Such procedures govern the ways in which the Audit Committee pre-approves audit and various categories of non-audit services that the auditor provides to the Company.  Services which have not received pre-approval must receive specific approval of the Audit Committee. The Audit Committee is to be informed of each such engagement in a timely manner, and such procedures do not include delegation of the Audit Committee’s responsibilities to management.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits, Financial Statements and Schedules

The Condensed Consolidated Financial Statements of the Company and its subsidiaries are filed as part of this Report:

●	Report of Independent Registered Public Accounting Firm
●	Condensed Consolidated Balance Sheets as of June 30, 2012 and June 30, 2011
●	Condensed Consolidated Statements of Operations for the years ended June 30, 2012 and 2011
●	Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended June 30, 2012 and 2011
●	Condensed Consolidated Statements of Cash Flows for the years ended June 30, 2012 and 2011
●	Notes to Condensed Consolidated Financial Statements

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, Dated August 28, 2008 (1)
2.2	Form of Stock Purchase Agreement (1)
2.3	Form of Stock Voting Agreement (1)
2.4	Form of Promissory Note (2)
3.1	Articles Of Incorporation (3)
3.2	Certificate Of Amendment (4)
3.3	Certificate of Amendment (5)
3.4	Bylaws (3)
4.1	Certificate of Designation of the Series A Convertible Preferred Stock (6)
4.2	Certificate of Designation of the Series B Convertible Preferred Stock (7)
10.1	Placement Agent Agreement (8)
10.2	Warrant to Purchase Common Stock, Dated June 14, 2006 (9)
10.3	Securities Purchase Agreement (9)
10.4	Employment Agreement with Randall K. Fields (10)
10.5	Services Agreement with Fields Management, Inc. (10)
10.6	Warrant to Purchase Common Stock, Dated June 30, 2006 (5)
10.7	Stock Purchase Agreement (6)
10.8	Warrant to Purchase Common Stock, dated June 1-22, 2007 (6)
10.9	Warrant to Purchase Common Stock, dated June 22, 2007 (6)
10.10	Warrant to Purchase Common Stock issued to Taglich Brothers, Inc. (10)
10.11	Form of Securities Purchase Agreement, dated January 12, 2009 (10)
10.12	Securities Purchase Agreement, dated January 12, 2009, by and between the Company and Robert W. Allen (10)
10.13	Securities Purchase Agreement, dated January 12, 2009, by and between the Company and Taglich Brothers, Inc. (10)
10.14	Subordinated Promissory Note, dated April 1, 2009, issued to Riverview Financial Corporation (10)
10.15	Amendment to Loan Agreement and Note, by and between U.S. Bank National Association and the Company, dated September 15, 2009 (11)
10.16	Term Note, dated September 30, 2009(11)
10.17	Amendment to Loan Agreement and Note, by and between U.S. Bank National Association and the Company, dated September 30, 2009 (12)
10.18	Term Loan Agreement, by and between U.S. Bank National Association and the Company, dated May 5, 2010 (13)
10.19	Amendment to Loan Agreement and Note, by and between U.S. Bank National Association and the Company, dated May 5, 2010 (13)
10.20	Promissory Note, dated August 25, 2009, issued to Baylake Bank (14)
14.1	Code of Ethics and Business Conduct (15)
21	List of Subsidiaries(16)
23	Consent of HJ & Associates, LLC, dated September 25, 2012
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from our Form 8-K dated September 3, 2008.
(2)	Incorporated by reference from our Form 8-K dated September 15, 2008.
(3)	Incorporated by reference from our Form DEF 14C dated June 5, 2002.
(4)	Incorporated by reference from our Form 10-QSB for the year ended Sept 30, 2005.
(5)	Incorporated by reference from our Form 10-KSB dated September 29, 2006.
(6)	Incorporated by reference from our Form 8-K dated June 27, 2007.
(7)	Incorporated by reference from our Form 8-K dated July 21, 2010.
(8)	Incorporated by reference from our Form 8-K dated June 14, 2006.
(9)	Incorporated by reference from our Form SB-2/A dated October 20, 2006.
(10)	Incorporated by reference from our Form 8-K, dated June 5, 2009.
(11)	Incorporated by reference from our Form 8-K dated September 30, 2009.
(12)	Incorporated by reference from our Form 8-K dated October 1, 2009.
(13)	Incorporated by reference from our Form 8-K dated May 6, 2010.
(14)	Incorporated by reference from our Form 8-K dated August 25, 2009.
(15) (16)	Incorporated by reference from our Form 10-KSB dated September 30, 2008. Incorporated by reference from out Form 10-K dated September 13, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK CITY GROUP, INC.
(Registrant)

Date: September 25, 2012	By: /s/ Randall K. Fields
Principal Executive Officer, Chairman of the Board and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall K. Fields	Chairman of the Board and Director,	September 25, 2012
Randall K. Fields	Chief Executive Officer (Principal Executive Officer)
/s/ Edward L. Clissold	Chief Financial Officer, General Counsel	September 25, 2012
Edward L. Clissold	(Principal Financial Officer & Principal Accounting Officer)
/s/ Robert W. Allen	Director, and Compensation	September 25, 2012
Robert W. Allen	Committee Chairman
/s/ James R. Gillis	Director	September 25, 2012
James R. Gillis
/s/ Peter T. Brennan	Director, and Nominating / Governance	September 25, 2012
Peter Brennan	Committee Chairman
/s/ Robert P. Hermanns	Director	September 25, 2012
Robert P. Hermanns
/s/ William S. Kies, Jr.	Director	September 25, 2012
William S. Kies, Jr.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Park City Group, Inc. and Subsidiaries
Park City, Utah

We have audited the accompanying consolidated balance sheets of Park City Group, Inc. and subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park City Group, Inc. and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/  HJ& Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
September 25, 2012

PARK CITY GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

Assets	June 30, 2012	June 30, 2011

Current Assets:
Cash and cash equivalents	$1,106,176	$2,618,229
Receivables, net of allowance of $220,000 and $15,581 at June 30, 2012 and 2011, respectively	2,290,859	2,059,773
Prepaid expense and other current assets	171,526	265,818

Total current assets	3,568,561	4,943,820

Property and equipment, net	559,140	651,992

Other assets:
Deposits and other assets	20,697	24,026
Customer relationships	2,762,651	3,184,967
Goodwill	4,805,933	4,805,933
Capitalized software costs, net	219,248	365,413

Total other assets	7,808,529	8,380,339

Total assets	$11,936,230	$13,976,151

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$550,846	$790,914
Accrued liabilities	1,242,328	1,162,775
Deferred revenue	2,081,459	1,663,232
Capital lease obligations	41,201	107,547
Line of credit	1,200,000	1,200,000
Note payable	798,704	2,414,853

Total current liabilities	5,914,538	7,339,321

Long-term liabilities:
Notes payable, less current portion	711,571	1,271,691
Capital lease obligations, less current portion	-	41,202

Total liabilities	6,626,109	8,652,214

Commitments and contingencies

Stockholders' equity:
Series A Convertible Preferred stock, $0.01 par value, 30,000,000 shares authorized; 685,671 and 667,955 shares issued and outstanding at June 30, 2012 and 2011, respectively	6,857	6,680
Series B Convertible Preferred stock, $0.01 par value, 30,000,000 shares authorized; 411,927 shares issued and outstanding at June 30, 2012 and 2011	4,119	4,119
Common stock, $0.01 par value, 50,000,000 shares authorized; 12,087,431 and 11,612,460 issued and outstanding at June 30, 2012 and June 30, 2011, respectively	120,874	116,125
Additional paid-in capital	37,763,196	36,088,584
Accumulated deficit	(32,584,925)	(30,891,571)

Total stockholders' equity	5,310,121	5,323,937

Total liabilities and stockholders' equity (deficit)	$11,936,230	$13,976,151

See accompanying notes to condensed consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	For the Years Ended June 30,
	2012	2011
Revenue:
Subscriptions	$6,994,484	$6,548,578
Other revenues	3,104,063	4,203,554

Total revenue	10,098,547	10,752,132

Operating expenses:
Cost of revenue and product support	4,581,765	4,028,222
Sales and marketing	2,640,292	2,742,061
General and administrative	2,949,108	3,053,818
Depreciation and amortization	900,094	786,790
Total operating expense	11,071,259	10,610,891

Income (loss) from operations	(972,712)	141,241

Other income (expense):
Other gains	319,272	-
Interest expense, net	(205,227)	(346,704)

Total other income (expense)	114,045	(346,704)

Income (loss) before income taxes	(858,667)	(205,463)

(Provision) benefit for income taxes	-	-

Net income (loss)	(858,667)	(205,463)

Dividends on preferred stock	(834,687)	(826,411)

Net loss applicable to common shareholders	$(1,693,354)	$(1,031,874)

Weighted average shares, basic and diluted	11,780,000	11,212,000
Basic and diluted loss per share	$(0.14)	$(0.09)

See accompanying notes to condensed consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the Years Ended June 30, 2012 and 2011

	Series A		Series B					Subscription
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In	Payable Series B	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Preferred	Deficit	Total

Balance, July 1, 2010	648,396	$6,484	-	$-	10,884,364	$108,844	$29,881,977	$4,119,273	$(29,859,697)	$4,256,881)

Conversion of Preferred stock	(13,114)	(131)	-	-	43,714	437	(306)	-	-	-
Stock issued for:
Compensation	-	-	-	-	424,137	4,241	919,649	-	-	923,890
Subscription Payable Series B Preferred	-	-	411,927	4,119	-	-	4,115,154	(4,119,273)	-	-
Dividends	32,673	327	-	-	-	-	326,403	-	298	327,028
Preferred Dividends-Declared	-	-	-	-	-	-	-	-	(826,709)	(826,709)
Exercise of Warrants (Cashless)	-	-	-	-	64,909	649	(649)	-	-	-
Exercise of Warrants	-	-	-	-	84,388	844	331,666	-	-	332,510
Cash	-	-	-	-	32,000	320	140,480	-	-	140,800
Litigation Settlement	-	-	-	-	78,948	790	374,210	-	-	375,000

Net income									(205,463)	(205,463)
Balance, June 30, 2011	667,955	6,680	411,927	4,119	11,612,460	116,125	36,088,584	-	(30,891,571)	5,323,937

Conversion of Preferred stock	(16,001)	(160)	-	-	53,335	533	(373)	-	-	-
Stock issued for:
Compensation	-	-	-	-	271,883	2,719	843,980	-	-	846,765
Dividends	33,717	337	-	-	-	-	336,043	-	-	336,380
Preferred Dividends-Declared	-	-	-	-	-	-	-	-	(834,687)	(834,687)
Exercise of Options/Warrants	-	-	-	-	149,753	1,498	494,897	-	-	496,395

Net loss	-	-	-	-	-	-	-	-	(858,667)	(858,667)
Balance, June 30, 2012	685,671	$6,857	411,927	$4,119	12,087,431	$120,874	$37,763,196	$-	$(32,584,925)	$5,310,121

See accompanying notes to condensed consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$(858,667)	$(205,463)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	900,093	786,790
Bad debt expense	260,402	57,096
Stock compensation expense	1,073,079	862,876
Stock issued for litigation settlement	-	375,000
Other gains	(319,272)	-
Decrease (increase) in:
Trade receivables	(491,488)	(667,923)
Prepaids and other assets	97,621	(85,123)
Increase (decrease) in:
Accounts payable	(184,073)	216,067
Accrued liabilities	112,521	(191,376)
Deferred revenue	418,227	298,842

Net cash provided by operating activities	1,008,443	1,446,786

Cash Flows From Investing Activities:
Purchase of property and equipment	(238,760)	(358,566)
Capitalization of software costs	-	(197,051)

Net cash used in investing activities	(238,760)	(555,617)

Cash Flows From Financing Activities:
Proceeds from exercise of options and warrants	496,393	332,510
Proceeds from issuance of note payable	310,231	559,472
Net increase in line of credit	-	600,000
Proceeds from issuance of stock	-	140,800
Dividends paid	(494,312)	(370,734)
Payments on notes payable and capital leases	(2,594,048)	(692,419)

Net cash provided by (used in) financing activities	(2,281,736)	569,629

Net (decrease) increase in cash and cash equivalents	(1,512,053)	1,460,798

Cash and cash equivalents at beginning of period	2,618,229	1,157,431

Cash and cash equivalents at end of period	$1,106,176	$2,618,229

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$281,269	$302,238

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Common Stock to pay accrued liabilities	$846,765	$923,890
Dividends accrued on preferred stock	$834,687	$826,411
Dividends paid with preferred stock	$336,380	$326,730

See accompanying notes to condensed consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 and June 30, 2011

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

The Company designs, develops, markets and supports proprietary software products. These products are designed for businesses having multiple locations to assist in the management of business operations on a daily basis and communicate results of operations in a timely manner. In addition, the Company has built a consulting practice for business improvement that centers on the Company’s proprietary software products. The principal markets for the Company's products are multi-store retail and convenience store chains, branded food manufacturers, suppliers and distributors, and manufacturing companies, which have operations in North America, Europe, Asia and the Pacific Rim.

Recent Developments

ReposiTrakTM

On February 14, 2012 the Company announced a partnership with Levitt Partners, an internationally known health care and food safety-consulting firm.  The Company's association with Levitt Partners resulted in the formation of Global Supply, which will provide a targeted solution for improving supply chain visibility for food and drug safety.  The solution, ResposiTrakTM, is powered by the Company’s technology and was developed in response to the passage of the Food Safety and Modernization Act in January of 2011.  ResposiTrakTM enables grocery, supermarkets, packaged goods manufacturers, food processing facilities, drug stores and drug manufacturers, as well as logistics partners, to track and trace products and components to products throughout the food, drug and dietary supplement supply chains. In the event of a product recall, the solution quickly identifies the supply chain path taken by the recalled product or product component, and allows for the removal of affected products in a matter of minutes, rather than weeks.  Additionally, ReposiTrakTM reduces risk of further contamination in the supply chain by identifying backward chaining sources and forward chaining recipients of affected products in near real time.  On August 8, 2012, the Company announced that Global Supply had begun the first two implementations of ReposiTrakTM at a global grocery retailer and a major grocery wholesaler.

CVS Pharmacy, Inc.

On July 31, 2012, the Company announced a three-year service agreement to provide selected scan-based trading services to CVS Pharmacy, Inc. (“CVS”) through May 2015. The agreement reflects the Company's focus on increasing the number of retailers that use its software on a subscription basis, and marks the Company's progress towards contracting with major retailers outside of the grocery industry. The Company expects the subscription revenue potential generated from these relationships to be significantly larger than any of the Company's existing client hubs within the grocery industry.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements presented herein reflect the consolidated financial position of Park City Group, Inc. and subsidiaries, including Prescient.  All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the condensed consolidated financial statements.  Actual results could differ from these estimates.  The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results it reports in its financial statements.  The SEC has defined the most critical accounting policies as those that are most important to the portrayal of the Company’s financial condition and results, and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company’s most critical accounting policies include:  income taxes, goodwill and other long-lived asset valuations, revenue recognition, stock-based compensation, and capitalization of software development costs.

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

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers.  Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which when realized have been within the range of management's expectations.  The Company does not require collateral from its customers.

The Company's accounts receivable are derived from sales of products and services primarily to customers operating multi-location retail and grocery stores.

During the years ended June 30, 2012 and 2011, the Company did not have sales to major customers that exceeded ten percent of revenue.

Allowance for Doubtful Accounts Receivable

The Company offers credit terms on the sale of the Company’s products to a significant majority of the Company’s customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience and a specific review of accounts receivable at the end of each period. As of June 30, 2012 and 2011, the allowance for doubtful accounts was $220,000 and $15,581, respectively.

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

Warranties

        The Company offers a limited warranty against software defects.  Customers who are not completely satisfied with their software purchase may attempt to be reimbursed for their purchases outside the warranty period.  For the years ending June 30, 2012 and 2011, the Company did not incur any expense associated with warranty claims.

Revenue Recognition

We recognize revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement, (ii) the service has been provided to the customer, (iii) the collection of our fees is probable and (iv) the amount of fees to be paid by the customer is fixed or determinable.

We recognize subscription and hosting revenue ratably over the length of the agreement beginning on the commencement dates of each agreement or when revenue recognition conditions are satisfied based on their relative fair values. For a fee, subscriptions provide the customer with access to the software and data over the Internet, or on demand, and provide technical support services, premium analytical services and software upgrades when and if available. Under subscriptions, customers do not have the right to take possession of the software and such arrangements are considered service contracts. Accordingly, we recognize professional services as incurred based on their relative fair values.  In situations where we have contractually committed to an individual customer specific technology, we defer all of the revenue for that customer until the technology is delivered and accepted. Once delivery occurs, we then recognize the revenue ratably over the remaining contract term. When subscription service or hosting service is paid in advance, deferred revenue is recognized and revenue is recorded ratably over the term as services are consumed.

        Set up fees paid by customers in connection with subscription services are deferred and recognized ratably over the life of the applicable agreement.

        Premium support and maintenance service revenue is derived from services beyond the basic services provided in standard arrangements.  We recognize premium service and maintenance revenue ratably over the contract terms beginning on the commencement dates of each contract or when revenue recognition conditions are satisfied. Instances where these services are paid in advance, deferred revenue is recognized and revenue is recorded ratably over the term as services are consumed.

        Professional services revenue consists primarily of fees associated with application and data integration, data cleansing, business process re-engineering, change management and education and training services.  Fees charged for professional services are recognized when delivered. We believe the fees for professional services qualify for separate accounting because: (i) the services have value to the customer on a stand-alone basis, (ii) objective and reliable evidence of fair value exists for these services and (iii) performance of the services is considered probable and does not involve unique customer acceptance criteria.

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

Software Development Costs

        The Company accounts for research costs of computer software to be sold, leased or otherwise marketed as expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached shortly after a working prototype is complete and meets or exceeds design specifications including functions, features, and technical performance requirements.  Costs incurred after technological feasibility is established have been and will continue to be capitalized until such time as when the product or enhancement is available for general release to customers.

        In July 2010, the Company reached technological feasibility on one new major enhancement to an existing product offering, cost capitalized of $197,051 relating to this project were capitalized in fiscal year 2011.  During 2012 and 2011 capitalized development costs of $146,166 and $113,324, respectively, were amortized into expense.  The Company amortizes its developed and purchased software on a straight-line basis over three and five years, respectively.

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

        For the year ended June 30, 2012 and 2011 options and warrants to purchase 62,880 and 589,296 shares of common stock, respectively, were not included in the computation of diluted EPS due to the anti-dilutive effect.  Options and warrants to purchase shares of common stock were outstanding at prices ranging from $1.80 to $2.50 per share at June 30, 2012.

        For the year ended June 30, 2012 and 2011, 3,315,388 and 3,256,334 shares of common stock issuable upon conversion of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) and Series B Convertible Preferred Stock (“Series B Preferred”), respectively, were not included in the diluted EPS calculation as the effect would have been anti-dilutive.

	Year ended June 30, 2012	Year ended June 30, 2011
Dilutive effect of options and warrants	-	-
Weighted average shares outstanding assuming dilution	11,780,000	11,212,000

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

        The following table summarizes information about fixed stock options and warrants outstanding at June 30, 2012:

	Options and Warrants Outstanding at June 30, 2012			Options and Warrants Exercisable at June 30, 2012
Range of exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$1.50 – $2.50	62,880	1.44	$1.77	62,880	$1.77
	62,880	1.44	$1.77	62,880	$1.77

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

Historically, the Company has financed its operations through operating revenue, loans from directors, officers, stockholders, loans from the Chief Executive Officer and majority shareholder and private placements of equity securities.

 At June 30, 2012, the Company had negative working capital of $2,345,977 when compared with negative working capital of $2,395,501 at June 30, 2011.  This $49,524 increase in working capital is principally due to the retirement of certain notes payable.  In connection with the retirement of these promissory notes, the Company reduced its current notes payable by approximately $1.6 million. This decrease in current liabilities was partially offset by an increase in deferred revenue. While no assurances can be given, management currently intends to continue to reduce its indebtedness in subsequent periods utilizing existing cash resources and projected cash flow from operations.  In addition, management may also refinance or restructure certain of the Company’s indebtedness to extend the maturities of such indebtedness to address its short-term and long-term working capital requirements.  Management believes that these initiatives will enable us to address our debt service requirements during the next twelve months, as well as fund our currently anticipated operations and capital spending requirements. The financial statements do not reflect any adjustments should cash flow from operations be insufficient to meet our spending and debt service requirements, and we are otherwise unable to refinance or restructure our indebtedness.

NOTE 4.	RECEIVABLES

Accounts receivable consist of the following at June 30:

	2012	2011
Accounts receivable	$2,510,859	$2,075,354
Allowance for doubtful accounts	(220,000)	(15,581)
	$2,290,859	$2,059,773

Accounts receivable consist of trade accounts receivable and unbilled amounts recognized as revenue during the year for which invoices were sent subsequent to year-end.

NOTE 5.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following at June 30:

	2012	2011
Computer equipment	$2,236,625	$1,997,865
Furniture and fixtures	314,823	314,823
Leasehold improvements	141,043	141,043
	2,692,491	2,453,731
Less accumulated depreciation and amortization	(2,133,351)	(1,801,739)
	$559,140	$651,992

Depreciation expense for the years ended June 30, 2012 and 2011 was $331,612 and $251,150, respectively.

NOTE 6.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following at June 30:

	2012	2011
Capitalized software costs	$2,443,128	$2,443,128
Less accumulated amortization	(2,223,880)	(2,077,715)
	$219,248	$365,413

Amortization expense for the years ended June 30, 2012 and 2011 was $146,166 and $113,324, respectively.

Estimated aggregate amortization expense is as follows:

Year ending June 30:
2013	146,165
2014	73,083

NOTE 7.	CUSTOMER RELATIONSHIPS

 Customer relationships consist of the following at June 30:

	2012	2011
Customer relationships	$4,223,161	$4,223,161
Less accumulated amortization	(1,460,510)	(1,038,194)
	$2,762,651	$3,184,967

Amortization expense for the years ended June 30, 2012 and 2011 was $422,316 and $422,316, respectively.

Estimated aggregate amortization expense is as follows:

Year ending June 30:
2013	422,316
2014	422,316
2015	422,316
2016	422,316
2017	422,316
Thereafter	651,071

NOTE 8.	ACCRUED LIABILITIES

Accrued liabilities consist of the following at June 30, 2012 and 2011:

	2012	2011
Accrued stock-based compensation	$506,677	$272,861
Accrued compensation	347,554	244,490
Accrued dividends	216,694	212,699
Accrued other liabilities	165,502	87,068
Accrued interest	5,901	81,943
Unclaimed tender offer	-	263,714
	$1,242,328	$1,162,775

NOTE 9.	NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

The Company had the following notes payable and capital lease obligations at June 30, 2012 and 2011:

Notes Payable:	2012	2011
Notes payable to a group of investors, interest payable quarterly in installments of approximately $46,500, with an annual interest rate of 12%. $249,703 of these notes has been extended and is due on January 12, 2012. The remaining $1,288,541 was paid on July 1, 2011.	$-	$1,538,244
Note payable to the Company’s investment banker, interest payable quarterly in installments of approximately $6,600 with an annual interest rate of 12%. This note was paid on July 1, 2011.	-	221,172
Note payable to a bank, due in monthly installments of $40,104 with an annual interest rate of 4.25%. This note is unsecured and matures September 1, 2013. (1)	584,625	1,030,009
Note payable to a bank, due in monthly installments of $10,355 bearing interest at 3.95% due July 15, 2014.	247,986	350,000
Note payable to a bank, due in monthly installments of $9,359 bearing interest at 4.9% due September 15, 2014	239,965	337,647
Note payable to a bank, due in monthly installments of $10,286 bearing interest at 4.39% due September 20, 2014, this note is a conversion of a multi-advance note payable initially put in place on September 21, 2010, secured by related capital equipment purchases.	264,496	209,472
Multi-Advance Note payable to a bank, interest payable in monthly installments of approximately $480 with an annual interest rate of 3.0% + LIBOR, currently 3.25%, advances convert to 3 year term notes annually, first term-out date will be February 2013, term notes bear interest at 3.0% + Bank’s 3 year money market rate, secured by related capital equipment purchases.	173,202	-

Capital Lease Obligations:

Capital lease on computer equipment, due in monthly installments of $5,228, imputed interest rates of 4.0%.	41,202	100,986
Capital lease on computer equipment, due in monthly installments of $2,125, imputed interest rate of 8.9%.	-	13,343
Capital lease on furniture and equipment, due in monthly installments of $3,539, imputed interest rate of 11.2%.	-	30,437
Capital lease on software, due in monthly installments of $1,349, imputed interest rate of 11.7%.	-	3,983
	1,551,476	3,835,293
Less current portion of capital lease obligations and notes payable	(839,905)	(2,522,400)
	$711,571	$1,312,893

 (1)  Refinanced effective August 1, 2010, with the maturity extended to September 1, 2013 and the monthly payment reduced to $40,104.

        Maturities of notes payable and capital leases at June 30, 2012 are as follows:

Year ending June 30:
2013	$839,905
2014	467,434
2015	244,137

Capital Leases

        Amortization expense related to capitalized leases is included in depreciation expense and was $112,280 and $122,201 for the years ended June 30, 2012 and 2011, respectively.  Accumulated depreciation was $643,167 at June 30, 2012.  This accumulated amortization relates to $736,537 of equipment purchased under capital lease agreements of which $148,971 is still under capital lease at June 30, 2012.

NOTE 10.	LINES OF CREDIT

        The Company’s line of credit with a bank has an annual interest rate of 3.5% + LIBOR.  The line of credit is scheduled to mature on September 30, 2012.  The balance on the line of credit was $1,200,000 and $1,200,000 at June 30, 2012 and June 30, 2011, respectively.

NOTE 11.	DEFERRED REVENUE

        Deferred revenue consisted of the following at June 30:

	2012	2011
Subscription	$973,894	400,912
Consulting and Other Maintenance and support	985,459	1,079,113
Maintenance and Support Consulting and other	122,106	183,207
	$2,081,459	$1,663,232

NOTE 12.	INCOME TAXES

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

Net deferred tax liabilities consist of the following components at June 30:

	2012	2011
Deferred tax assets:
NOL Carryover	$44,932,303	$44,614,944
Depreciation	-	37,351
Amortization	322,991	181,775
Allowance for Bad Debts	85,800	6,077
Accrued Expenses	225,430	124,157
Deferred Revenue	360,022	648,660
Deferred tax liabilities:
Depreciation	(39,431)	-
Amortization	-	-
Valuation allowance	(45,887,115)	(45,612,964)
Net deferred tax asset	$-	$-

The income tax provision differs from the amounts of income tax determined by applying the US federal income tax rate to pretax income from continuing operations for the years ended June 30, 2012 and 2011 due to the following:

	2012	2011
Book Income	$(334,880)	$(80,131)
Stock for Services	143,936	360,317
Life Insurance	13,714	14,301
Meals & Entertainment	11,783	12,476
Change in deferred revenue	(288,639)	116,548
Change in accrual and Allowance	180,996	35,661
Change in depreciation	(130,649)	(308,210)
NOL utilization	403,739	(146,276)
Change in Related Party Accruals	-	(4,686)
Valuation allowance	-	-
	$-	$-

At June 30, 2012, the Company had net operating loss carry-forwards of approximately $115,211,000 that may be offset against past and future taxable income from the year 2010 through 2032.  No tax benefit has been reported in the June 30, 2012 condensed consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  In January 2009 the Company acquired Prescient Applied Intelligence, Inc., which had significant net operating loss carry-forwards. Due to change in ownership, Prescient’s net operating loss carryforwards may be limited as to use in future years. The limitation will be determined on a year-to-year basis.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the condensed consolidated statements of operations in the provision for income taxes.  As of June 30, 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before June 30, 2007.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

Operating Leases

        In August 2006, the Company entered into an office lease at 3160 Pinebrook Drive, Park City, Utah, 84098.  The Company has leased approximately 10,000 square feet for a period of three years.  The original lease expired in November 2009.  In May 2009, the Company and its landlord extended the commercial lease for a period of 36 months commencing November 15, 2009.  The monthly rent is $12,134 per month plus pro-rated property taxes.  On September 19, 2012 the Company entered into a seven year office lease for a relocation of its office to the Wells Fargo Building, located at 299 So. Main Street, Salt Lake City, Utah.

        Minimum future rental payments under the non-cancelable operating leases are as follows:

Year ending June 30:
2013	$147,237
2014	$150,997
2015	$155,542
2016	$160,215
2017	$165,024

        From time to time the Company may enter into or exit from diminutive operating lease agreements for equipment such as copiers, temporary back up servers, etc. These leases are not of a material amount and thus will not in the aggregate have a material adverse effect on our business, financial condition, results of operation or liquidity.

Series A Preferred Dividend

        The Company’s Series A Preferred currently accrues dividends payable in cash or in kind at the rate of 5% per annum (“Dividend Rate”).  The Dividend Rate increases to 10% per annum in the event the average closing price of the Company’s common stock during the last thirty trading days of any calendar quarter is less than $3.00 per share (a “Dividend Adjustment”). A holder of Series A Preferred has notified the Company that a Dividend Adjustment is required as a result of the average closing price of the Company’s common stock for the thirty-day period ended March 31, 2012.  Management disagrees with the method of calculation used by the holder and believes that the Company’s calculation determining that a Dividend Adjustment is not required is reasonable, and that an ultimate determination that an alternative method should be employed is doubtful.  The pro-forma effect of a Dividend Adjustment is shown in the table below:

	Fiscal Year Ended June 30, 2012		Variance
	As Reported	Pro-forma	Dollars	Percent
Dividends on Series A Preferred	$340,375	$512,802	$172,427	50.7%
Net loss applicable to common shareholders	$(1,693,354)	$(1,865,781)	$(172,427)	-10.2%
Basic and diluted loss per share	$(0.14)	$(0.16)	$(0.02)	-10.2%

NOTE 14.	EMPLOYEEE BENEFIT PLAN

        The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code.  In May of 2007, the Company changed its 401(k) provider and trustee from Fiserv/Alliance Benefit Group to Fidelity Investments. Employees who have attained the age of 18 are eligible to participate.  The Company, at its discretion, may match employee’s contributions at a percentage determined annually by the board of directors.  The Company does not currently match contributions.  There were no expenses for the years ended June 30, 2012 and 2011.

NOTE 15.	STOCK COMPENSATION PLAN

        Officers and Directors Stock Compensation

        Effective November 2008, the Board of Directors approved the following compensation for directors who are not employed by the Company:

●	Annual cash compensation of $10,000 payable at the rate of $2,500 per quarter. The Company has the right to pay this amount in the form of shares of common stock of the Company.

●
Upon appointment, outside directors receive a grant of $75,000 payable in shares of the Company’s restricted common stock calculated based on the market value of the shares of common stock on the date of grant.  The shares vest ratably over a five year period.

●	Reimbursement of all travel expenses related to performance of Directors’ duties on behalf of the Company.

        Officers, Key Employees, Consultants and Directors Stock Compensation.

        In August 2012, the Board of Directors amended the 2011 Stock Plan (the “Amended 2011 Plan”).  Under the terms of the Amended 2011 Plan, officers, key employees, consultants and directors of the Company are eligible to participate.  The maximum aggregate number of shares of common stock that may be granted under the 2011 Plan was increased from 250,000 shares to 500,000 shares.  A Committee of independent members of the Company’s Board of Directors administers the 2011 Plan.  The exercise price for each share of common stock purchasable under any incentive stock option granted under the 2011 Plan shall be not less than 100% of the fair market value of the common stock, as determined by the stock exchange on which the common stock trades on the date of grant.  If the incentive stock option is granted to a shareholder who possesses more than 10% of the Company's voting power, then the exercise price shall be not less than 110% of the fair market value on the date of grant.  Each option shall be exercisable in whole or in installments as determined by the Committee at the time of the grant of such options.  All incentive stock options expire after 10 years.  If the incentive stock option is held by a shareholder who possesses more than 10% of the Company's voting power, then the incentive stock option expires after five years.  If the option holder is terminated, then the incentive stock options granted to such holder expire no later than three months after the date of termination.  For option holders granted incentive stock options exercisable for the first time during any fiscal year and in excess of $100,000 (determined by the fair market value of the shares of common stock as of the grant date), the excess shares of common stock shall not be deemed to be purchased pursuant to incentive stock options.

        A schedule of the options and warrants activity for the years ended June 30, 2012 and 2011 is as follows:

	Number of Options	Number of Warrants		Price per share
Outstanding at June 30, 2010	14,880	843,622		$1.50-4.00
Granted	-	337,167	(1)	4.25
Exercised	-	(269,206)		3.65-4.00
Cancelled	-	(337,167)	(1)	4.00
Expired	-	-		-
Outstanding at June 30, 2011	14,880	574,416		$1.50-4.25
Granted	-	-		-
Exercised	(800)	(148,953)		2.50-4.25
Cancelled	-	-		-
Expired	(1,200)	(375,463)		2.50-4.25
Outstanding at June 30, 2012	12,880	50,000		$1.50-1.80

(1)  337,167 shares were extended and exercise price increased to $4.25

NOTE 16.	RECENT ACCOUNTING PRONOUNCEMENTS

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

        In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"), which permits an entity to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit's indefinite-lived intangible asset is less than the asset's carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that the fair value of a reporting unit's indefinite-lived intangible asset is more likely than not greater than the asset's carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2012-02 is effective for the Company for annual and interim indefinite-lived intangible asset impairment tests performed beginning July 1, 2013, however, early adoption is permitted. The Company is currently evaluating the impact ASU 2012-02 will have on its Condensed Consolidated Financial Statements.

NOTE 17.	SUBSEQUENT EVENTS

        On September 4, 2012, the Company announced that its Board of Directors has approved a share repurchase program (the "Repurchase Program") of up to $2.0 million of the Company's common stock over the next two years, or such other date, whichever is earlier, when the Repurchase Program is revoked or varied by the Board of Directors.

        The size, scope and timing of any purchases under the Repurchase Program will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability.  The Repurchase Program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, or by any combination of such methods, in compliance with applicable insider trading and other securities laws and regulations. The Repurchase Program does not obligate the Company to acquire any particular number of shares of common stock. The Repurchase Program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice.