Form 10-Q
period 2012-09-30
PARK CITY GROUP INC
filed 2012-11-08
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by checkmark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes  [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Common Stock, $0.01 par value: 12,274,191 shares as of November 7, 2012.

PARK CITY GROUP, INC.
TABLE OF CONTENTS

		Page
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets as of September 30, 2012 (Unaudited) and June 30, 2012	1

	Consolidated Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	2

	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (Unaudited)	3

	Notes to Consolidated Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Exhibit 31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Signatures

-i-

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets

	September 30,	June 30,
	2012	2012
Assets	(unaudited)
Current assets:
Cash	$1,088,387	$1,106,176
Receivables, net of allowance of $140,624 and $220,000 at September 30, 2012 and June 30, 2012, respectively	2,269,257	2,290,859
Prepaid expenses and other current assets	190,012	171,526

Total current assets	3,547,656	3,568,561

Property and equipment, net	520,018	559,140

Other assets:
Deposits and other assets	35,466	20,697
Customer relationships	2,657,072	2,762,651
Goodwill	4,805,933	4,805,933
Capitalized software costs, net	182,707	219,248

Total other assets	7,681,178	7,808,529

Total assets	$11,748,852	$11,936,230

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$464,336	$550,846
Accrued liabilities	1,049,100	1,242,328
Deferred revenue	1,919,864	2,081,459
Capital lease obligations	25,880	41,201
Lines of credit	1,200,000	1,200,000
Notes payable	807,575	798,704

Total current liabilities	5,466,755	5,914,538

Long-term liabilities:
Notes payable, less current portion	602,091	711,571

Total liabilities	6,068,846	6,626,109

Commitments and contingencies	-	-

Stockholders' equity:

Series A Convertible Preferred Stock, $0.01 par value, 30,000,000 shares authorized; 685,582 and 685,671 shares issued and outstanding at September 30, 2012 and June 30, 2012, respectively	6,856	6,857
Series B Convertible Preferred Stock, $0.01 par value, 30,000,000 shares authorized; 411,927 shares issued and outstanding at September 30, 2012 and June 30, 2012, respectively	4,119	4,119
Common Stock, $0.01 par value, 50,000,000 shares authorized; 12,245,617 and 12,087,431 shares issued and outstanding at September 30, 2012 and June 30, 2012, respectively	122,456	120,874
Additional paid-in capital	38,137,088	37,763,196
Accumulated deficit	(32,590,513)	(32,584,925)

Total stockholders' equity	5,680,006	5,310,121

Total liabilities and stockholders' equity	$11,748,852	$11,936,230

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (unaudited)

	Three Months Ended
	September 30,
	2012	2011
Revenues:
Subscription	$1,954,595	$1,742,131
Other Revenue	758,232	837,149

Total revenues	2,712,827	2,579,280

Operating expenses:
Cost of services and product support	1,080,484	1,140,261
Sales and marketing	580,356	661,748
General and administrative	574,094	759,537
Depreciation and amortization	230,068	223,965

Total operating expenses	2,465,002	2,785,511

Income (loss) from operations	247,825	(206,231)

Other income (expense):
Interest expense	(43,433)	(73,490)

Income (loss) before income taxes	204,392	(279,721)

(Provision) benefit for income taxes:	-	-
Net income (loss)	204,392	(279,721)

Dividends on preferred stock	(209,980)	(208,353)

Net income (loss) applicable to common shareholders	$(5,588)	$(488,074)

Weighted average shares, basic and diluted	12,215,000	11,650,000
Basic and diluted loss per share	$(0.00)	$(0.04)

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended September 30,

	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$204,392	$(279,721)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	230,068	223,964
Bad debt expense	-	42,597
Stock compensation expense	235,222	252,767

(Increase) decrease in:
Receivables	21,602	460,282
Prepaids and other assets	(33,255)	35,184
(Decrease) increase in:
Accounts payable	(86,510)	(302,994)
Accrued liabilities	(139,379)	(167,519)
Deferred revenue	(161,595)	(320,618)

Net cash provided by operating activities	270,545	(56,058)

Cash Flows From Investing Activities:
Purchase of property and equipment	(48,826)	(20,072)
Net cash used in investing activities	(48,826)	(20,072)

Cash Flows From Financing Activities:
Proceeds from issuance of notes	95,548	137,028
Proceeds from exercise of options and warrants	-	12,750
Dividends paid	(123,578)	-
Payments on notes payable and capital leases	(211,478)	(1,695,533)

Net cash used in financing activities	(239,508)	(1,545,755)

Net decrease in cash	(17,789)	(1,621,885)

Cash at beginning of period	1,106,176	2,618,229

Cash at end of period	$1,088,387	$996,344

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$43,873	$133,350

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock to pay accrued liabilities	$290,423	$133,154
Dividends accrued on preferred stock	$209,980	$208,353
Dividends paid with preferred stock	$85,050	$82,750

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

 The Company designs, develops, markets and supports proprietary software products.  These products are designed for use in businesses having multiple locations to assist in the management of business operations on a daily basis and communicate results of operations in a timely manner.  In addition, the Company has built a consulting practice for business process improvement that centers around the Company’s proprietary software products and through establishment of a neutral and “trusted” third party relationship between retailers and suppliers.  The principal markets for the Company's products are multi-store retail and convenience store chains, branded food manufacturers, suppliers and distributors, and manufacturing companies, which have operations in North America, Europe, Asia and the Pacific Rim.

        The Company has also established a partnership with Levitt Partners, an internationally known health care and food safety-consulting firm, to form ReposiTrak, Inc., formerly, Global Supply Chain Systems, Inc. (“ReposiTrak”), which provides a targeted solution for improving supply chain visibility for food and drug safety.  The solution, ResposiTrakTM, is powered by the Company’s technology and was developed in response to the passage of the Food Safety and Modernization Act in January of 2011.  ResposiTrakTM enables grocery, supermarkets, packaged goods manufacturers, food processing facilities, drug stores and drug manufacturers, as well as logistics partners, to track and trace products and components to products throughout the food, drug and dietary supplement supply chains. In the event of a product recall, the solution quickly identifies the supply chain path taken by the recalled product or product component, and allows for the removal of affected products in a matter of minutes, rather than weeks.  Additionally, ResposiTrakTM reduces risk of further contamination in the supply chain by identifying backward chaining sources and forward chaining recipients of affected products in near real time. On August 8, 2012, the Company announced that ReposiTrak had begun the first two implementations of ResposiTrakTM at a global grocery retailer and a major grocery wholesaler.

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

Recent Developments

On September 4, 2012, the Company announced that its Board of Directors had approved a share repurchase program (the "Repurchase Program") of up to $2.0 million of the Company's common stock over the next two years, or such other date, which ever is earlier, when the Repurchase Program is revoked or varied by the Board of Directors.  The Repurchase Program does not obligate the Company to acquire any particular number of shares of common stock, and is contingent on the redemption by the Company of its Series A Convertible Preferred Stock.  The Repurchase Program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

 The accompanying unaudited consolidated condensed financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10−K, are adequate to make the information presented not misleading. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2013.

Recent Accounting Pronouncements

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

 For the three months ended September 30, 2012 and 2011 options and warrants to purchase 62,300 and 585,696 shares of common stock, respectively, were not included in the computation of diluted EPS due to the anti-dilutive effect.  For the three months ended September 30, 2012 and 2011, 3,315,091 and 3,272,051 shares of common stock issuable upon conversion of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) and Series B Convertible Preferred Stock (“Series B Preferred”), respectively, were not included in the diluted EPS calculation as the effect would have been anti-dilutive.

NOTE 3.  LIQUIDITY AND MANAGEMENT’S PLAN

 Historically, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from the Chief Executive Officer and majority shareholder, and private placements of equity securities.

 At September 30, 2012, the Company had negative working capital of $1,919,099 when compared with negative working capital of $2,345,977 at June 30, 2012.  This $426,878 increase in working capital is principally due to decreases in accounts payable, accrued liabilities and deferred revenue.  While no assurances can be given, management currently believes that the Company will continue to increase its working capital position, and thereby reduce its indebtedness in subsequent periods utilizing existing cash resources and projected cash flow from operations.  In addition, management may also refinance or restructure certain of the Company’s indebtedness to extend the maturities of such indebtedness to address its short-term and long-term working capital requirements.  Management believes that these initiatives will enable us to address our debt service requirements during the next twelve months, as well as fund our currently anticipated operations and capital spending requirements.  The financial statements do not reflect any adjustments should cash flow from operations be insufficient to meet our spending and debt service requirements, and we are otherwise unable to refinance or restructure our indebtedness.

On September 4, 2012, the Company announced that its Board of Directors had approved a share repurchase program (the "Repurchase Program") of up to $2.0 million of the Company's common stock over the next two years, or such other date, which ever is earlier, when the Repurchase Program is revoked or varied by the Board of Directors.  The Repurchase Program does not obligate the Company to acquire any particular number of shares of common stock, and is contingent on the redemption by the Company of its Series A Convertible Preferred Stock.  The Repurchase Program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice.

NOTE 4.  STOCK-BASED COMPENSATION

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

NOTE 5.  OUTSTANDING STOCK OPTIONS

 The following tables summarize information about fixed stock options and warrants outstanding and exercisable at September 30, 2012:

	Options and Warrants			Options and Warrants
	Outstanding			Exercisable
	at September 30, 2012			at September 30, 2012
Range of exercise prices	Number outstanding at September 30, 2012	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at September 30, 2012	Weighted average exercise price
Options
$1.50 - 2.50	12,300	0.82	$1.61	12,300	$1.61
Warrants
$1.80	50,000	1.28	$1.80	50,000	$1.80
	62,300	1.19	$1.76	62,300	$1.76

NOTE 6.  RELATED PARTY TRANSACTIONS

    None.

NOTE 7.  PROPERTY AND EQUIPMENT

 Property and equipment are stated at cost and consist of the following as of:

	September 30, 2012 (unaudited)	June 30, 2012
Computer equipment	$2,285,451	$2,236,625
Furniture and fixtures	314,823	314,823
Leasehold improvements	141,043	141,043
	2,741,317	2,692,491
Less accumulated depreciation and amortization	(2,221,299)	(2,133,351)
	$520,018	$559,140

NOTE 8.  CAPITALIZED SOFTWARE COSTS

 Capitalized software costs consist of the following as of:

	September 30, 2012 (unaudited)	June 30, 2012
Capitalized software costs	$2,443,128	$2,443,128
Less accumulated amortization	(2,260,421)	(2,223,880)
	$182,707	$219,248

NOTE 9.  ACCRUED LIABILITIES

 Accrued liabilities consist of the following as of:

	September 30, 2012 (unaudited)	June 30, 2012
Accrued stock-based compensation	$414,947	$506,677
Accrued compensation	225,400	347,554
Accrued dividends	218,046	216,694
Taxes payable	185,246	165,502
Accrued interest	5,461	5,901
	$1,049,100	$1,242,328

NOTE 9.  PREFERRED DIVIDENDS

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

	Fiscal Quarter Ended September 30, 2012		Variance
	As Reported	Pro-forma	Dollars	Percent
Dividends on Series A Preferred	$86,402	$177,095	$90,693	105%
Net loss applicable to common shareholders	$(5,588)	$(96,281)	$(90,693)	-1,623%
Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	-1,623%

NOTE 10.  INCOME TAXES

 The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2009.

NOTE 11.  SUBSEQUENT EVENTS

 In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events and have determined that there are no subsequent events that require disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The Company’s Annual Report on Form 10-K for the year ended June 30, 2012 is incorporated herein by reference.

Forward-Looking Statements

 This Quarterly Report on Form 10-Q contains forward-looking statements.  The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements."  Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our June 30, 2012 Annual Report on Form 10-K, incorporated herein by reference.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

 The Company designs, develops, markets and supports proprietary software products.  These products are designed for use in businesses having multiple locations to assist in the management of business operations on a daily basis and communicate results of operations in a timely manner.  In addition, the Company has built a consulting practice for business process improvement that centers around the Company’s proprietary software products and through establishment of a neutral and “trusted” third party relationship between retailers and suppliers.  The principal markets for the Company's products are multi-store retail and convenience store chains, branded food manufacturers, suppliers and distributors, and manufacturing companies, which have operations in North America, Europe, Asia and the Pacific Rim.

The Company has also established a partnership with Levitt Partners, an internationally known health care and food safety-consulting firm, to form ReposiTrak, Inc., formerly Global Supply Chain Systems, Inc. (“ReposiTrak”), which provides a targeted solution for improving supply chain visibility for food and drug safety.  The solution, ResposiTrakTM, is powered by the Company’s technology and was developed in response to the passage of the Food Safety and Modernization Act in January of 2011.  ResposiTrakTM enables grocery, supermarkets, packaged goods manufacturers, food processing facilities, drug stores and drug manufacturers, as well as logistics partners, to track and trace products and components to products throughout the food, drug and dietary supplement supply chains. In the event of a product recall, the solution quickly identifies the supply chain path taken by the recalled product or product component, and allows for the removal of affected products in a matter of minutes, rather than weeks.  Additionally, ResposiTrakTM reduces risk of further contamination in the supply chain by identifying backward chaining sources and forward chaining recipients of affected products in near real time. On August 8, 2012, the Company announced that ReposiTrak had begun the first two implementations of ResposiTrakTM at a global grocery retailer and a major grocery wholesaler.

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

Recent Developments

On September 4, 2012, the Company announced that its Board of Directors had approved a share repurchase program (the "Repurchase Program") of up to $2.0 million of the Company's common stock over the next two years, or such other date, which ever is earlier, when the Repurchase Program is revoked or varied by the Board of Directors.  The Repurchase Program does not obligate the Company to acquire any particular number of shares of common stock, and is contingent on the redemption by the Company of its Series A Convertible Preferred Stock.  The Repurchase Program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice.

Results of Operations

Comparison of the Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011.

Revenue

	Fiscal Quarter Ended September 30,		Variance
	2012	2011	Dollars	Percent
Subscription	$1,954,595	$1,742,131	$212,464	12.2%
Other revenue	758,232	837,149	(78,917)	-9.4%
Total revenue	$2,712,827	$2,579,280	$133,547	5.2%

 Total revenue was $2,712,827 and $2,579,280 for the three months ended September 30, 2012 and 2011, respectively, a 5.2% increase.  This $133,547 increase in total revenue was principally due to an increase of $212,464 in subscription revenue, offset by a decrease of $78,917 in other revenue, as more particularly described below.

        Management believes that the Company’s strategy of pursuing contracts with suppliers (“spokes”) to connect to retail customers (“hubs”) that have been added in the most recently completed fiscal year, including the recently announced service agreement with CVS Pharmacy, Inc., should result in increased revenue during the fiscal year ending June 30, 2013, and in subsequent periods.  In addition, management believes that revenue in subsequent periods will increase as a result of the receipt of subscription payments from ReposiTrak resulting from the license of the Company’s technology from ReposiTrak necessary to power ResposiTrakTM, ReposiTrak’s solution to enable grocery, supermarkets, packaged goods manufacturers, food processing facilities, drug stores and drug manufacturers, as well as logistics partners, to track and trace products and components to products throughout the food, drug and dietary supplement supply chains.

Subscription Revenue

 Subscription revenue was $1,954,595 and $1,742,131 for the three months ended September 30, 2012 and 2011, respectively, a 12.2% increase in the three months ended September 30, 2012 when compared with the three months ended September 30, 2011.  The net increase of $212,464 is principally due to (i) the increase of subscription customers added to the Company’s customer base which contributed approximately $322,000 in new subscription revenue and (ii) a $175,000 increase attributable to the growth of existing retailer and supplier subscriptions.  The increase in subscription revenue was partially offset by a decrease of approximately $285,000 resulting from the non-renewal of existing clients, including the non-renewal of a significant retail client and related connections in January 2012.

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

Other Revenue

 Other revenue was $758,232 and $837,149 for the three months ended September 30, 2012 and 2011, respectively, a decrease of 9.4% in the three months ended September 30, 2012 compared with the three months ended September 30, 2011. The net decrease of $78,917 is principally due to (i) the non-renewal of maintenance contracts, partially offset by increasing existing contracts resulting in a net reduction of maintenance revenue of approximately $35,000; (ii) a decrease in license revenue of $109,000; and (iii) a decrease in professional service revenue of $108,000.  These decreases were partially offset by an increase in other revenue related to a management agreement with ReposiTrak.

While these other sources of revenue will continue in future periods, management’s focus on recurring subscription-based revenue will cause license, maintenance, and consulting services to fluctuate and be difficult to predict.

Cost of Services and Product Support

	Fiscal Quarter Ended September 30,		Variance
	2012	2011	Dollars	Percent
Cost of services and product support	$1,080,484	$1,140,261	$(59,777)	-5.2%
Percent of total revenue	39.8%	44.2%

 Cost of services and product support was $1,080,484 and $1,140,261 for the three months ended September 30, 2012 and 2011, respectively, a 5.2% decrease in the three months ended September 30, 2012 compared with the three months ended September 30, 2011.  This decrease of $59,777 for the quarter ended September 30, 2012 when compared with the same period ended September 30, 2011 is principally due to a $80,000 decrease in salary, employee benefits, stock-based compensation, and other head count related expenses.  This decrease was partially offset by increases related to (i) data center expansion of $12,000, (ii) and increase of $8,000 for hardware and software maintenance and support contracts, contractors for system upgrade and travel and related expenditures.

Sales and Marketing Expense

	Fiscal Quarter Ended
	September 30,		Variance
	2012	2011	Dollars	Percent
Sales and marketing	$580,356	$661,748	$(81,392)	-12.3%
Percent of total revenue	21.4%	25.7%

 Sales and marketing expense was $580,356 and $661,748 for the three months ended September 30, 2012 and 2011, respectively, a 12.3% decrease.  This $81,392 decrease over the comparable quarter was primarily the result of (i) a decrease of approximately $125,000 in salary, employee benefits and training, stock-based compensation, and commission expense, (ii) a decrease of $15,000 in the use of outside sales contractors, and (ii) a decrease of $13,000 in public relations, advertising, marketing and tradeshow expense, and travel related expenditures.  These decreases were partially offset by an increase of approximately $71,000 in non-employee commissions primarily related to retailer marketing allowances.

General and Administrative Expense

	Fiscal Quarter Ended
	September 30,		Variance
	2012	2011	Dollars	Percent
General and administrative	$574,094	$759,537	$(185,443)	-24.4%
Percent of total revenue	21.2%	29.4%

 General and administrative expense was $574,094 and $759,537 for the three months ended September 30, 2012 and 2011, respectively, a 24.4% decrease in the three months ended September 30, 2012 compared with the three months ended September 30, 2011.  This $185,443 decrease when comparing expenditures for the quarter ended September 30, 2012 with the same period ended September 30, 2011 is principally due (i) a decrease of approximately $107,000 in investor relations, shareholder costs, and other professional fees, (ii) a decrease of $43,000 in bad debt expense, (iii) a decrease of $24,000 in facility related costs, (iv) a decrease of $11,000 resulting from lower estimated tax payment in the current year, (v) a $10,000 decrease in head count related expense, and (vi) a $10,000 decrease in travel and related expenditures.  These decreases were partially offset by a $20,000 increase in insurance costs related to a workers compensation refund in the prior year and an increase in life insurance costs related to renewal of a key man policy.

Depreciation and Amortization Expense

	Fiscal Quarter Ended
	September 30,		Variance
	2012	2011	Dollars	Percent
Depreciation and amortization	$230,068	$223,965	$6,103	2.7%
Percent of total revenue	8.5%	8.7%

 Depreciation and amortization expense was $230,068 and $223,965 for the three months ended September 30, 2012 and 2011, respectively, an increase of 2.7% in the three months ended September 30, 2012 compared with the three months ended September 30, 2011.  This increase of $6,103 for the quarter ended September 30, 2012 when compared to the quarter ended September 30, 2011 is due to an increase in depreciation expense related to new equipment.

Other Income and Expense

	Fiscal Quarter Ended
	September 30,		Variance
	2012	2011	Dollars	Percent
Interest expense	$(43,433)	$(73,490)	$(30,057)	-40.9%
Percent of total revenue	1.6%	2.8%

        Interest expense was $43,433 and $73,490 for the three months ended September 30, 2012 and 2011, respectively, a decrease of 40.9% in the three months ended September 30, 2012 compared with the three months ended September 30, 2011.  This decrease of $30,057 for the quarter ended September 30, 2012 when compared to the quarter ended September 30, 2011 is due to reduced principal balances in the current year.

Preferred Dividends

	Fiscal Quarter Ended
	September 30,		Variance
	2012	2011	Dollars	Percent
Preferred dividends	$209,980	$208,353	$1,627	0.8%
Percent of total revenue	7.7%	8.1%

 Dividends accrued on the Company’s Series A Preferred and Series B Preferred was $209,980 and $208,353 for the three months ended September 30, 2012 and 2011, respectively.  Holders of Series A Preferred are entitled to a 5.00% annual dividend payable quarterly in either cash or additional Series A Preferred at the option of the Company with fractional shares paid in cash.  Holders of Series B Preferred are entitled to a 12.00% annual dividend payable quarterly in cash.

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

	Fiscal Quarter Ended September 30, 2012		Variance
	As Reported	Pro-forma	Dollars	Percent
Dividends on Series A Preferred	$86,402	$177,095	$90,693	105%
Net loss applicable to common shareholders	$(5,588)	$(96,281)	$(90,693)	-1,623%
Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	-1,623%

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

 We have historically funded our operations with cash from operating activities, equity financings and debt borrowings.  As set forth below, cash was $1,088,387 and $996,344 at September 30, 2012, and September 30, 2011, respectively.  This increase from September 30, 2012 to September 30, 2011 was principally the result of reduced debt payments in the current year.  A significant amount of outstanding debt was retired in the September 30, 2011 period.

	As of September 30,		Variance
	2012	2011	Dollars	Percent
Cash	$1,088,387	$996,344	$92,043	9.2%

Net Cash Flows from Operating Activities

	Three Months Ended September 30,		Variance
	2012	2011	Dollars	Percent
Cash provided by operating activities	$270,545	$(56,058)	$326,603	582.6%

 Net cash provided by operating activities is summarized as follows:

	Three Months Ended September 30,
	2012	2011
Net income (loss)	$204,392	$(279,721)
Noncash expense and income, net	465,290	519,328
Net changes in operating assets and liabilities	(399,137)	(295,665)
	$270,545	$(56,058)

 Noncash expense decreased by $54,038 in the three months ended September 30, 2012 compared to September 30, 2011. Noncash expense decreased as a result of a $17,545 decrease in the use of stock based compensation and the $42,597 of bad debt expense.  These decreases were partially offset by an increase in depreciation.

 The net changes in operating assets and liabilities resulted in the use of $103,472 more cash in the three months ended September 30, 2012 compared to the same period in 2011.

Net Cash Flows from Investing Activities

	Three Months Ended September 30,		Variance
	2012	2011	Dollars	Percent
Cash used in investing activities	$(48,826)	$(20,072)	$(28,754)	143.3%

 Net cash used in investing activities for the three months ended September 30, 2012 was $48,826 compared to net cash used in investing activities of $20,072 for the three months ended September, 2011.  This $28,754 increase in cash used in investing activities for the three months ended September 30, 2012 when compared to the same period in 2011 was the result of increased purchases of property and equipment.

Net Cash Flows from Financing Activities

	Three Months Ended September 30,		Variance
	2012	2011	Dollars	Percent
Cash used in financing activities	$(239,508)	$(1,545,755)	$1,306,247	84.5%

 Net cash used in financing activities totaled $239,508 for the three months ended September 30, 2012 as compared to cash flows used in financing activities of $1,545,755 for the three months ended September 30, 2011.  The change in net cash used in financing activities is attributable to (i) $1,484,000 decrease in cash used for payments on notes payable and capital leases; (ii) a $13,000 decrease in proceeds from the issuance of common stock for cash and exercise of options and warrants, (iii) a $41,000 decrease in proceeds from the issuance of notes payable and (iv) a $124,000 increase in cash used to pay dividends.

Working Capital

 At September 30, 2012, the Company had negative working capital of $1,919,099 when compared with negative working capital of $2,345,977 at June 30, 2012.  This $426,878 increase in working capital is principally due to a decrease in accounts payable, accrued liabilities and deferred revenue.  While no assurances can be given, management currently believes that the Company will continue to increase its working capital position, and thereby reduce its indebtedness in subsequent periods utilizing existing cash resources and projected cash flow from operations.

	As of September 30,	As of June 30,	Variance
	2012	2012	Dollars	Percent
Current assets	$3,547,656	$3,568,561	$20,905	0.6%

 Current assets as of September 30, 2012 totaled $3,547,656, a decrease of $20,905 when compared to $3,568,561 as of June 30, 2012.  This 0.6% decrease in current assets is due primarily to normal fluctuations in operating assets.

	As of September 30,	As of June 30,	Variance
	2012	2012	Dollars	Percent
Current liabilities	$5,466,755	$5,914,538	$(447,783)	-7.6%

 Current liabilities totaled $5,466,755 as of September 30, 2012 as compared to $5,914,538 as of June 30, 2012.  The $447,783 comparative decrease in current liabilities is principally due to decreases in the current portion of notes and capital leases of $6,000, deferred revenue of $162,000, accounts payable of $87,000, and accrued liabilities of $193,000.

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

 Our exposure to interest rate changes related to borrowing has been limited by the use of fixed rate borrowings on the majority of our outstanding debt, and we believe the effect, if any, or reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.  At September 30, 2012, the debt portfolio was composed of approximately 73.6% variable-rate debt and 26.4% fixed-rate debt.

	September 30,
	2012 (unaudited)	Percent of Total Debt
Fixed rate debt	$689,605	26.4%
Variable rate debt	1,920,061	73.6%
Total debt	$2,609,666	100.0%

 The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2012:

Cash and Cash Equivalents:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$1,088,387	N/A

ITEM 4.  CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.  RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2012.

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

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2012	PARK CITY GROUP, INC

By: /s/ Randall K. Fields
Randall K. Fields Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: November 8, 2012	By /s/ Edward L. Clissold
Edward L. Clissold Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)