Form 10-Q
period 2012-12-31
PARK CITY GROUP INC
filed 2013-02-14
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2012.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

Commission File Number 000-03718

PARK CITY GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

299 S Main Street, Suite 2370, Salt Lake City, UT 84111
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Common Stock, $0.01 par value: 12,515,776 shares as of February 1, 2013.

PARK CITY GROUP, INC.

-i-

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets

	December 31,	June 30,
	2012	2012
Assets	(unaudited)
Current assets:
Cash	$1,111,404	$1,106,176
Receivables, net of allowance of $140,624 and $220,000 at December 31, 2012 and June 30, 2012, respectively	2,499,835	2,290,859
Prepaid expenses and other current assets	238,364	171,526

Total current assets	3,849,603	3,568,561

Property and equipment, net	680,284	559,140

Other assets:
Deposits and other assets	35,466	20,697
Customer relationships	2,551,493	2,762,651
Goodwill	4,805,933	4,805,933
Capitalized software costs, net	146,165	219,248

Total other assets	7,539,057	7,808,529

Total assets	$12,068,944	$11,936,230

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$769,098	$550,846
Accrued liabilities	1,177,546	1,242,328
Deferred revenue	1,866,525	2,081,459
Capital lease obligations	10,404	41,201
Lines of credit	1,200,000	1,200,000
Notes payable	695,697	798,704

Total current liabilities	5,719,270	5,914,538

Long-term liabilities:
Notes payable, less current portion	515,750	711,571
Other long-term liabilities	102,550	-

Total liabilities	6,337,570	6,626,109

Commitments and contingencies	-	-

Stockholders' equity:

Series A Convertible Preferred Stock, $0.01 par value, 30,000,000 shares authorized; 657,481 and 685,671 shares issued and outstanding at December 31, 2012 and June 30, 2012, respectively	6,575	6,857
Series B Convertible Preferred Stock, $0.01 par value, 30,000,000 shares authorized; 411,927 shares issued and outstanding at December 31, 2012 and June 30, 2012, respectively	4,119	4,119
Common Stock, $0.01 par value, 50,000,000 shares authorized; 12,468,154 and 12,087,431 shares issued and outstanding at December 31, 2012 and June 30, 2012, respectively	124,681	120,874
Additional paid-in capital	38,539,673	37,763,196
Accumulated deficit	(32,943,674)	(32,584,925)

Total stockholders' equity	5,731,374	5,310,121

Total liabilities and stockholders' equity	$12,068,944	$11,936,230

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenues:
Subscription	$1,955,562	$1,681,000	$3,910,157	$3,423,131
Other Revenue	703,340	886,122	1,461,572	1,723,271

Total revenues	2,658,902	2,567,122	5,371,729	5,146,402

Operating expenses:
Cost of services and product support	1,099,165	1,115,113	2,179,649	2,255,374
Sales and marketing	763,301	568,797	1,343,657	1,230,545
General and administrative	595,407	790,855	1,169,501	1,550,392
Depreciation and amortization	230,455	220,835	460,523	444,800

Total operating expenses	2,688,328	2,695,600	5,153,330	5,481,111

Income (loss) from operations	(29,426)	(128,478)	218,399	(334,709)

Other income (expense):
Interest expense	(34,435)	(47,394)	(77,868)	(120,884)

Income (loss) before income taxes	(63,861)	(175,872)	140,531	(455,593)

(Provision) benefit for income taxes:	-	-	-	-
Net income (loss)	(63,861)	(175,872)	140,531	(455,593)

Dividends on preferred stock	(289,300)	(208,867)	(499,280)	(417,220)

Net income (loss) applicable to common shareholders	$(353,161)	$(384,739)	$(358,749)	$(872,813)

Weighted average shares, basic and diluted	12,303,000	11,698,000	12,259,000	11,674,000
Basic and diluted loss per share	$(0.03)	$(0.03)	$(0.03)	$(0.07)

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)
For the Six Months Ended December 31,

	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$140,531	$(455,593)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	460,523	444,800
Bad debt expense	-	69,194
Stock compensation expense	525,329	563,175

(Increase) decrease in:
Receivables	(208,976)	466,520
Prepaids and other assets	(81,607)	48,593
(Decrease) increase in:
Accounts payable	218,252	(264,310)
Accrued liabilities	40,317	54,985
Deferred revenue	(214,934)	(535,504)

Net cash provided by operating activities	879,435	391,860

Cash Flows From Investing Activities:
Purchase of property and equipment	(297,426)	(54,318)
Net cash used in investing activities	(297,426)	(54,318)

Cash Flows From Financing Activities:
Proceeds from issuance of notes	95,548	137,028
Proceeds from exercise of options and warrants	-	12,749
Dividends paid	(247,156)	(247,156)
Payments on notes payable and capital leases	(425,173)	(1,916,065)

Net cash used in financing activities	(576,781)	(2,013,444)

Net increase (decrease) in cash	5,228	(1,675,902)

Cash at beginning of period	1,106,176	2,618,229

Cash at end of period	$1,111,404	$942,327

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$79,118	$180,943

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock to pay accrued liabilities	$608,802	$418,434
Dividends accrued on preferred stock	$499,280	$417,220
Dividends paid with preferred stock	$171,200	$167,060

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

The Company has also established a relationship with Levitt Partners, an internationally known health care and food safety-consulting firm, which formed ReposiTrak, Inc., formerly, Global Supply Chain Systems, Inc. (“ReposiTrak”).  ReposiTrak provides a targeted solution for improving supply chain visibility for food and drug safety.  ResposiTrak’s solution, similarly called ResposiTrakTM, is powered by the Company’s technology and was developed in response to the passage of the Food Safety and Modernization Act in January of 2011.  ResposiTrakTM enables grocery, supermarkets, packaged goods manufacturers, food processing facilities, drug stores and drug manufacturers, as well as logistics partners, to track and trace products and components to products throughout the food, drug and dietary supplement supply chains. In the event of a product recall, the solution quickly identifies the supply chain path taken by the recalled product or product component, and allows for the removal of affected products in a matter of minutes, rather than weeks.  Additionally, ResposiTrakTM reduces risk of further contamination in the supply chain by identifying backward chaining sources and forward chaining recipients of affected products in near real time.

We market our products to businesses primarily on a subscription basis.  However, we also deliver our products on a license basis.  Our efforts are focused on a direct sales model and indirectly through qualified partners and service providers.

The principal executive offices of the Company are located at 299 S Main Street, Suite 2370, Salt Lake City, Utah 84111.  The telephone number is (435) 645-2000.  The website address is http://www.parkcitygroup.com.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10−K, are adequate to make the information presented not misleading. Operating results for the three and six months ended December 31, 2012 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2013.

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

For the three months ended December 31, 2012 and 2011 options and warrants to purchase 62,300 and 251,529 shares of common stock, respectively, were not included in the computation of diluted EPS due to the anti-dilutive effect.  For the three and six months ended December 31, 2012 and 2011, 3,221,421 and 3,285,648 shares of common stock issuable upon conversion of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) and Series B Convertible Preferred Stock (“Series B Preferred”), respectively, were not included in the diluted EPS calculation as the effect would have been anti-dilutive.

NOTE 3.  LIQUIDITY AND MANAGEMENT’S PLAN

Historically, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from the Chief Executive Officer and majority shareholder, and private placements of equity securities.

At December 31, 2012, the Company had negative working capital of $1,869,667 when compared with negative working capital of $2,345,977 at June 30, 2012.  This $476,310 increase in working capital is principally due to an increase in accounts receivable, and decreases in deferred revenue and current notes payable during the period ended December 31, 2012.  While no assurances can be given, management currently believes that the Company will continue to increase its working capital position, and thereby reduce its indebtedness in subsequent periods utilizing existing cash resources and projected cash flow from operations.  In addition, management may also refinance or restructure certain of the Company’s indebtedness to extend the maturities of such indebtedness to address its short- and long-term working capital requirements.  Management believes that these initiatives will enable us to address our debt service requirements during the next twelve months, as well as fund our currently anticipated operations and capital spending requirements.  The financial statements do not reflect any adjustments should cash flow from operations be insufficient to meet our spending and debt service requirements, and we are otherwise unable to refinance or restructure our indebtedness.

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

NOTE 5.  OUTSTANDING STOCK OPTIONS

The following tables summarize information about fixed stock options and warrants outstanding and exercisable at December 31, 2012:
	Options and Warrants			Options and Warrants
	Outstanding			Exercisable
	at December 31, 2012			at December 31, 2012
Range of exercise prices	Number outstanding at December 31, 2012	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at December 31, 2012	Weighted average exercise price
Options
$1.50 - 2.50	12,300	0.57	$1.61	12,300	$1.61
Warrants
$1.80	50,000	1.03	$1.80	50,000	$1.80
	62,300	0.94	$1.76	62,300	$1.76

NOTE 6.  RELATED PARTY TRANSACTIONS

None.

NOTE 7.  PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following as of:
	December 31, 2012 (unaudited)	June 30, 2012
Computer equipment	$2,302,270	$2,236,625
Furniture and fixtures	314,823	314,823
Leasehold improvements	231,782	141,043
	2,848,875	2,692,491
Less accumulated depreciation and amortization	(2,168,591)	(2,133,351)
	$680,284	$559,140

NOTE 8.  CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following as of:
	December 31, 2012 (unaudited)	June 30, 2012
Capitalized software costs	$2,443,128	$2,443,128
Less accumulated amortization	(2,296,963)	(2,223,880)
	$146,165	$219,248

NOTE 9.  ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:
	December 31, 2012 (unaudited)	June 30, 2012
Accrued stock-based compensation	$351,757	$506,677
Accrued dividends	297,617	347,554
Accrued compensation	288,325	216,694
Taxes payable	231,983	165,502
Other accrued liabilities	7,864	5,901
	$1,177,546	$1,242,328

NOTE 10.  PREFERRED DIVIDENDS

Holders of Series A Preferred are entitled to a 5.00% annual dividend payable quarterly in either cash or additional Series A Preferred at the option of the Company with fractional shares paid in cash.  Holders of Series B Preferred are entitled to a 12.00% annual dividend payable quarterly in cash.

The Dividend Rate with respect the Series A Preferred increased to 10% per annum for the quarter ended December 31, 2012 since the average closing price of the Company’s common stock during the last thirty (30) trading days of the quarter was less than $3.00 per share (a “Dividend Adjustment”).  A holder of Series A Preferred has notified the Company that a Dividend Adjustment was required as a result of the average closing price of the Company’s common stock for the thirty-day period ended March 31, 2012, and subsequent quarters.  Management disagrees with the method of calculation used by the holder and believes that the Company’s calculation determining that a Dividend Adjustment was not required during the quarters ended March 31 and September 30, 2012 is reasonable, and that an ultimate determination that an alternative method should be employed is doubtful.  The pro-forma effect of a Dividend Adjustment for the six months ended December 31, 2012 is shown in the table below:

	Six Months Ended December 31, 2012		Variance
	As Reported	Pro-forma	Dollars	Percent
Dividends on Series A Preferred	$252,123	$342,816	$90,693	36.0%
Net loss applicable to common shareholders	$(358,749)	$(449,442)	$(90,693)	25.4%
Basic and diluted loss per share	$(0.03)	$(0.04)	$(0.01)	25.4%

NOTE 11.  INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2009.

NOTE 12.  SUBSEQUENT EVENTS

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

The Company has also established a relationship with Levitt Partners, an internationally known health care and food safety-consulting firm, which formed ReposiTrak, Inc., formerly, Global Supply Chain Systems, Inc. (“ReposiTrak”).  ReposiTrak provides a targeted solution for improving supply chain visibility for food and drug safety.  ResposiTrak’s solution, similarly called ResposiTrakTM, is powered by the Company’s technology and was developed in response to the passage of the Food Safety and Modernization Act in January of 2011.  ResposiTrakTM enables grocery, supermarkets, packaged goods manufacturers, food processing facilities, drug stores and drug manufacturers, as well as logistics partners, to track and trace products and components to products throughout the food, drug and dietary supplement supply chains. In the event of a product recall, the solution quickly identifies the supply chain path taken by the recalled product or product component, and allows for the removal of affected products in a matter of minutes, rather than weeks.  Additionally, ResposiTrakTM reduces risk of further contamination in the supply chain by identifying backward chaining sources and forward chaining recipients of affected products in near real time.

We market our products to businesses primarily on a subscription basis.  However, we also deliver our products on a license basis.  Our efforts are focused on a direct sales model and indirectly through qualified partners and service providers.

The principal executive offices of the Company are located at 299 S Main Street, Suite 2370, Salt Lake City, Utah 84111.  The telephone number is (435) 645-2000.  The website address is http://www.parkcitygroup.com.

Results of Operations

Comparison of the Three Months Ended December 31, 2012 to the Three Months Ended December 31, 2011.

Revenue

	Fiscal Quarter Ended December 31,		Variance
	2012	2011	Dollars	Percent
Subscription	$1,955,562	$1,681,000	$274,562	16.3%
Other revenue	703,340	886,122	(182,782)	-20.6%
Total revenue	$2,658,902	$2,567,122	$91,780	3.6%

Total revenue was $2,658,902 and $2,567,122 for the three months ended December 31, 2012 and 2011, respectively, a 3.6% increase.  This $91,780 increase in total revenue was principally due to an increase of $274,562 in subscription revenue, partially offset by a decrease of $182,782 in other revenue, as more particularly described below.

Management believes that the Company’s strategy of pursuing contracts with suppliers (“spokes”) to connect to retail customers (“hubs”) that have been added in the most recently completed fiscal year, including the service agreement with CVS Pharmacy, Inc., announced in July 2012, should result in increased revenue during the fiscal year ending June 30, 2013, and in subsequent periods.  In addition, management believes that revenue in subsequent periods will increase as a result of the receipt of subscription payments from ReposiTrak resulting from the license of the Company’s technology necessary to power ResposiTrakTM. ResposiTrakTM enables grocery, supermarkets, packaged goods manufacturers, food processing facilities, drug stores and drug manufacturers, as well as logistics partners, to track and trace products and components to products throughout the food, drug and dietary supplement supply chains.

Subscription Revenue

Subscription revenue was $1,955,562 and $1,681,000 for the three months ended December 31, 2012 and 2011, respectively, a 16.3% increase in the three months ended December 31, 2012 when compared with the three months ended December 31, 2011.  The net increase of $274,562 is principally due to (i) the increase of subscription customers added to the Company’s customer base which contributed approximately $330,000 in new subscription revenue and (ii) a $172,000 increase attributable to the growth of existing retailer and supplier subscriptions.  The increase in subscription revenue was partially offset by a decrease of approximately $228,000 resulting from the non-renewal of existing clients, including the non-renewal of a significant retail client and related connections in January 2012.

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

Other Revenue

Other revenue was $703,340 and $886,122 for the three months ended December 31, 2012 and 2011, respectively, a decrease of 20.6% in the three months ended December 31, 2012 compared with the three months ended December 31, 2011. The net decrease of $182,782 is principally due to (i) the non-renewal of maintenance contracts, partially offset by increasing existing contracts resulting in a net reduction of maintenance revenue of approximately $32,000; (ii) a decrease in license revenue of $204,000; and (iii) a decrease in professional service revenue of $63,000.  These decreases were partially offset by an increase in other revenue related to a management agreement with ReposiTrak.

While these other sources of revenue will continue in future periods, management’s focus on recurring subscription-based revenue will cause license, maintenance, and consulting services to fluctuate and be difficult to predict.

Cost of Services and Product Support

	Fiscal Quarter Ended December 31,		Variance
	2012	2011	Dollars	Percent
Cost of services and product support	$1,099,165	$1,115,113	$(15,948)	-1.4%
Percent of total revenue	41.3%	43.4%

Cost of services and product support was $1,099,165 and $1,115,113 for the three months ended December 31, 2012 and 2011, respectively, a 1.4% decrease in the three months ended December 31, 2012 compared with the three months ended December 31, 2011.  This decrease of $15,948 for the quarter ended December 31, 2012 when compared with the same period ended December 31, 2011 is principally due to a $54,000 decrease in employee related expenses.  This decrease was partially offset by a $38,000 increase in infrastructure expansion and upgrades.

Sales and Marketing Expense

	Fiscal Quarter Ended
	December 31,		Variance
	2012	2011	Dollars	Percent
Sales and marketing	$763,301	$568,797	$194,504	34.2%
Percent of total revenue	28.7%	22.2%

Sales and marketing expense was $763,301 and $568,797 for the three months ended December 31, 2012 and 2011, respectively, a 34.2% increase.  This $194,504 increase over the comparable quarter was primarily the result of (i) an increase of approximately $138,000 in employee related expenses, (ii) an increase of $68,000 in marketing costs.  These increases were partially offset by a decrease of approximately $12,000 in other selling expenses.

General and Administrative Expense

	Fiscal Quarter Ended
	December 31,		Variance
	2012	2011	Dollars	Percent
General and administrative	$595,407	$790,855	$(195,448)	-24.7%
Percent of total revenue	22.4%	30.8%

General and administrative expense was $595,407 and $790,855 for the three months ended December 31, 2012 and 2011, respectively, a 24.7% decrease in the three months ended December 31, 2012 compared with the three months ended December 31, 2011.  This $195,448 decrease when comparing expenditures for the quarter ended December 31, 2012 with the same period ended December 31, 2011 is principally due (i) a decrease of approximately $154,000 in employee related expenses, (ii) a decrease of $27,000 in bad debt expense, and (iii) a decrease of approximately $24,000 in other professional fees. These decreases were partially offset by an increase of $10,000 in other operational expenses.

Depreciation and Amortization Expense

	Fiscal Quarter Ended
	December 31,		Variance
	2012	2011	Dollars	Percent
Depreciation and amortization	$230,455	$220,835	$9,620	4.4%
Percent of total revenue	8.7%	8.6%

Depreciation and amortization expense was $230,455 and $220,835 for the three months ended December 31, 2012 and 2011, respectively, an increase of 4.4% in the three months ended December 31, 2012 compared with the three months ended December 31, 2011.  This increase of $9,620 for the quarter ended December 31, 2012 when compared to the quarter ended December 31, 2011 is due to an increase in depreciation expense related to new equipment.

Other Income and Expense

	Fiscal Quarter Ended
	December 31,		Variance
	2012	2011	Dollars	Percent
Interest expense	$34,435	$47,394	$(12,959)	-27.3%
Percent of total revenue	1.3%	1.8%

Interest expense was $34,435 and $47,394 for the three months ended December 31, 2012 and 2011, respectively, a decrease of 27.3% in the three months ended December 31, 2012 compared with the three months ended December 31, 2011.  This decrease of $12,959 for the quarter ended December 31, 2012 when compared to the quarter ended December 31, 2011 is due to reduced principal balances in the current year.

Preferred Dividends

	Fiscal Quarter Ended
	December 31,		Variance
	2012	2011	Dollars	Percent
Preferred dividends	$289,300	$208,867	$80,433	38.5%
Percent of total revenue	10.9%	8.1%

Dividends accrued on the Company’s Series A Preferred and Series B Preferred was $289,300 and $208,867 for the three months ended December 31, 2012 and 2011, respectively.  Through the quarter ended September 30, 2012, holders of Series A Preferred were entitled to a 5.00% annual dividend payable quarterly in either cash or additional Series A Preferred at the option of the Company with fractional shares paid in cash.  Holders of Series B Preferred are entitled to a 12.00% annual dividend payable quarterly in cash. The dividend rate with respect the Series A Preferred increased to 10% per annum as a result of the average closing price of the Company’s common stock during the last thirty (30) trading days of the quarter ending December 31, 2012 being less than $3.00 per share (a “Dividend Adjustment”).  A holder of Series A Preferred has notified the Company that a Dividend Adjustment was required as a result of the average closing price of the Company’s common stock for the thirty-day period ended March 31, 2012, and subsequent quarters.  Management disagrees with the method of calculation used by the holder and believes that the Company’s calculation determining that a Dividend Adjustment was not required during the quarters ended March 31 and September 30, 2012, is reasonable, and that an ultimate determination that an alternative method should be employed is doubtful.  The pro-forma effect of a Dividend Adjustment for the six months ended December 31, 2012 is shown in the table below:

	Six Months Ended December 31, 2012		Variance
	As Reported	Pro-forma	Dollars	Percent
Dividends on Series A Preferred	$252,124	$342,817	$90,693	36.0%
Net loss applicable to common shareholders	$(358,749)	$(449,442)	$(90,693)	25.4%
Basic and diluted loss per share	$(0.03)	$(0.04)	$(0.01)	25.4%

Comparison of the Six Months Ended December 31, 2011 to the Six Months Ended December 31, 2010.

Revenues

	Six Months Ended December 31,		Variance
	2012	2011	Dollars	Percent
Subscription	$3,910,157	$3,423,131	$487,026	14.2%
Other revenue	1,461,572	1,723,271	(261,699)	-15.2%
Total revenue	$5,371,729	$5,146,402	$225,327	4.4%

Total revenue was $5,371,729 and $5,146,402 for the six months ended December 31, 2012 and 2011, respectively, a 4.4% increase. This $225,327 increase in total revenues is principally due to an increase of $487,026 in subscription revenue, partially offset by a decrease of $261,699 in other revenue, as more particularly described below.  Management believes that, as a percentage of total revenue, subscription revenue will continue to increase and license and maintenance revenue will continue to decrease, or remain volatile, as the Company continues its emphasis of marketing its services based on the SaaS model.

Subscription Revenue

Subscription revenue was $3,910,157 and $3,423,130 for the six months ended December 31, 2012 and 2011, respectively, an increase of 14.2% in the six months ended December 31, 2012 when compared with the six months ended December 31, 2011.  The net increase of $487,026 is principally due to (i) the increase of subscription customers added to the Company’s customer base caused by the expected addition of new contracts with suppliers (“spokes”) connected to existing retail clients acquired by the Company (“hubs”), which contributed approximately $647,000 of new subscription revenue; and (ii) a $383,000 increase attributable to the growth of existing retailer and supplier subscriptions. The increase in subscription revenue was partially offset by a decrease of approximately $543,000 resulting from the non-renewal of existing customers, including the non-renewal of a significant retail client and related connections in January 2012.  While no assurances can be given, the Company anticipates that revenue from subscription-based services will continue to increase on a year-over-year basis.

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

Other Revenue

Other revenue was $1,461,572 and $1,723,271 for the six months ended December 31, 2012 and 2011, respectively, a decrease of 15.2% in the six months ended December 31, 2012 compared with the six months ended December 31, 2011. The net decrease of $261,699 is principally due to (i) the non-renewal of maintenance contracts, partially offset by increasing existing contracts resulting in a net reduction of maintenance revenue of approximately $67,000; (ii) a decrease in license revenue of $312,000; and (iii) a decrease in professional service revenue of $172,000.  These decreases were partially offset by an increase in other revenue related to a management agreement with ReposiTrak.

While these other sources of revenue will continue in future periods, management’s focus on recurring subscription-based revenue will cause license, maintenance, and consulting services to fluctuate and be difficult to predict.

Cost of Services and Product Support

	Six Months Ended December 31,		Variance
	2012	2011	Dollars	Percent
Cost of services and product support	$2,179,649	$2,255,374	$(75,725)	-3.4%
Percent of total revenue	40.6%	43.8%

Cost of services and product support was $2,179,649 and $2,255,374 for the six months ended December 31, 2012 and 2011, respectively, a 3.4% decrease in the six months ended December 31, 2012 compared with the six months ended December 31, 2011.  This decrease of $75,725 for the six months ended December 31, 2012 when compared with the same period ended December 31, 2011 is principally due to a $137,000 decrease in employee related expenses.  This decrease was partially offset by a $61,000 increase in infrastructure expansion and upgrades.

Sales and Marketing Expense

	Six Months Ended
	December 31,		Variance
	2012	2011	Dollars	Percent
Sales and marketing	$1,343,657	$1,230,545	$113,112	9.2%
Percent of total revenue	25.0%	23.9%

Sales and marketing expense was $1,343,657 and $1,230,545 for the six months ended December 31, 2012 and 2011, respectively, a 9.2% increase.  This $113,112 increase over the comparable period ended December 31, 2011 was primarily the result of (i) an increase of $117,000 in marketing costs and (ii) an increase of approximately $12,000 in employee related expenses.  These increases were partially offset by a decrease of approximately $16,000 in other selling expenses.

General and Administrative Expense

	Six Months Ended
	December 31,		Variance
	2012	2011	Dollars	Percent
General and administrative	$1,169,501	$1,550,392	$(380,891)	-24.6%
Percent of total revenue	21.8%	30.1%

General and administrative expense was $1,169,507 and $1,550,392 for the six months ended December 31, 2012 and 2011, respectively, a 24.6% decrease in the six months ended December 31, 2012 compared with the six months ended December 31, 2011.  This $380,891 decrease when comparing expenditures for the six months ended December 31, 2012 with the same period ended December 31, 2011 is principally due to (i) a decrease of approximately $136,000 in employee related expenses; (ii) a decrease in professional fees of $135,000; (iii) a $69,000 decrease in bad debt due to increased collection efforts; and (iv) a decrease of $41,000 in other operational expenses.

Depreciation and Amortization Expense

	Six Months Ended
	December 31,		Variance
	2012	2011	Dollars	Percent
Depreciation and amortization	$460,523	$444,800	$15,723	3.5%
Percent of total revenue	8.6%	8.6%

Depreciation and amortization expense was $460,523 and $444,800 for the six months ended December 31, 2012 and 2011, respectively, an increase of 3.5% in the six months ended December 31, 2012 compared with the six months ended December 31, 2011.  This increase of $15,723 for the six months ended December 31, 2012 when compared to the six months ended December 31, 2011 is due to increased depreciation expense related to new hardware.

Other Income and Expense

	Six Months Ended
	December 31,		Variance
	2012	2011	Dollars	Percent
Interest expense	$77,868	$120,884	$(43,016)	-35.6%
Percent of total revenue	1.4%	2.3%

Net interest expense was $77,868 and $120,884 for the six months ended December 31, 2012 and 2011, respectively.  This $43,016 decrease is principally due to reduced note payable balances in the current year.

Preferred Dividends

	Six Months Ended
	December 31,		Variance
	2012	2011	Dollars	Percent
Preferred dividends	$499,280	$417,220	$82,060	19.7%
Percent of total revenue	9.3%	8.1%

Dividends accrued on the Company’s Series A Preferred and Series B Preferred was $499,280 and $417,220 for the six months ended December 31, 2012 and 2011, respectively.  Through the quarter ended September 30, 2012, holders of Series A Preferred were entitled to a 5.00% annual dividend payable quarterly in either cash or additional Series A Preferred at the option of the Company with fractional shares paid in cash.  Holders of Series B Preferred are entitled to a 12.00% annual dividend payable quarterly in cash. The dividend rate with respect the Series A Preferred increased to 10% per annum as a result of the average closing price of the Company’s common stock during the last thirty (30) trading days of the quarter ending December 31, 2012 being less than $3.00 per share (a “Dividend Adjustment”).  A holder of Series A Preferred has notified the Company that a Dividend Adjustment was required as a result of the average closing price of the Company’s common stock for the thirty-day period ended March 31, 2012.  Management disagrees with the method of calculation used by the holder and believes that the Company’s calculation determining that a Dividend Adjustment was not required during the quarters ended March 31 and September 30, 2012, is reasonable, and that an ultimate determination that an alternative method should be employed is doubtful.  The pro-forma effect of a Dividend Adjustment for the six months ended December 31, 2012 is shown in the table below:

	Six Months Ended December 31, 2012		Variance
	As Reported	Pro-forma	Dollars	Percent
Dividends on Series A Preferred	$252,123	$342,816	$90,693	36.0%
Net loss applicable to common shareholders	$(358,749)	$(449,442)	$(90,693)	25.4%
Basic and diluted loss per share	$(0.03)	$(0.04)	$(0.01)	25.4%

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

We have historically funded our operations with cash from operating activities, equity financings and debt borrowings.  As set forth below, cash was $1,111,404 and $942,327 at December 31, 2012, and December 31, 2011, respectively.  This increase from December 31, 2011 to December 31, 2012 was principally the result of reduced debt payments in the current year.

	As of December 31,		Variance
	2012	2011	Dollars	Percent
Cash	$1,111,404	$942,327	$169,077	17.9%

Net Cash Flows from Operating Activities

	Six Months Ended December 31,		Variance
	2012	2011	Dollars	Percent
Cash provided by operating activities	$879,435	$391,860	$487,575	124.4%

Net cash provided by operating activities is summarized as follows:

	Six Months Ended December 31,
	2012	2011
Net income (loss)	$140,531	$(455,593)
Noncash expense and income, net	985,852	1,077,169
Net changes in operating assets and liabilities	(246,948)	(229,716)
	$879,435	$391,860

Noncash expense decreased by $91,317 in the six months ended December 31, 2012 compared to December 31, 2011. Noncash expense decreased as a result of a $38,000 decrease in the use of stock based compensation and $69,000 of bad debt expense in the prior year.  These decreases were partially offset by an increase in depreciation.

The net changes in operating assets and liabilities resulted in the use of $17,232 more cash in the six months ended December 31, 2012 compared to the same period in 2011.

Net Cash Flows from Investing Activities

	Six Months Ended December 31,		Variance
	2012	2011	Dollars	Percent
Cash used in investing activities	$297,426	$54,318	$243,108	447.6%

Net cash used in investing activities for the six months ended December 31, 2012 was $297,426 compared to net cash used in investing activities of $54,318 for the six months ended December 31, 2011.  This $243,108 increase in cash used in investing activities for the six months ended December 31, 2012 when compared to the same period in 2011 was the result of capitalization of leasehold improvements for the Company’s new corporate office.

Net Cash Flows from Financing Activities

	Six Months Ended December 31,		Variance
	2012	2011	Dollars	Percent
Cash used in financing activities	$576,781	$2,013,444	$(1,436,663)	-71.4%

Net cash used in financing activities totaled $576,781 for the six months ended December 31, 2012 as compared to cash flows used in financing activities of $2,013,444 for the six months ended December 31, 2011.  The change in net cash used in financing activities is attributable to (i) $1.49 million decrease in cash used for payments on notes payable and capital leases; (ii) a $13,000 decrease in proceeds from the issuance of common stock for cash and exercise of options and warrants, and (iii) a $41,000 decrease in proceeds from the issuance of notes payable.

Working Capital

At December 31, 2012, the Company had negative working capital of $1,869,667 when compared with negative working capital of $2,345,977 at June 30, 2012.  This $476,310 increase in working capital is principally due to an increase in accounts receivable, and decreases in deferred revenue and current notes payable during the period ended December 31, 2012.  While no assurances can be given, management currently believes that the Company will continue to increase its working capital position, and thereby reduce its indebtedness in subsequent periods utilizing existing cash resources and projected cash flow from operations.

	As of December 31,	As of June 30,	Variance
	2012	2012	Dollars	Percent
Current assets	$3,849,603	$3,568,561	$281,042	7.9%

Current assets as of December 31, 2012 totaled $3,849,603, an increase of $281,042 when compared to $3,568,561 as of June 30, 2012.  This 7.9% increase in current assets is due primarily to normal fluctuations in operating assets, primarily accounts receivable.

	As of December 31,	As of June 30,	Variance
	2012	2012	Dollars	Percent
Current liabilities	$5,719,270	$5,914,538	$(195,268)	3.3%

Current liabilities totaled $5,719,270 as of December 31, 2012 as compared to $5,914,538 as of June 30, 2012.  The $195,268 comparative decrease in current liabilities is principally due to decreases in the current portion of notes and capital leases of $103,000, deferred revenue of $215,000, and accrued liabilities of $65,000.  These decreases were partially offset by an increase in accounts payable of $218,000.

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

Our exposure to interest rate changes related to borrowing has been limited by the use of fixed rate borrowings on the majority of our outstanding debt, and we believe the effect, if any, or reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.  At December 31, 2012, the debt portfolio was composed of approximately 77.4% variable-rate debt and 22.6% fixed-rate debt.

	December 31,
	2012 (unaudited)	Percent of Total Debt
Fixed rate debt	$545,064	22.6%
Variable rate debt	1,866,383	77.4%
Total debt	$2,411,447	100.0%

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, 2012:

Cash and Cash Equivalents:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$1,111,404	N/A

ITEM 4.  CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: February 14, 2012	PARK CITY GROUP, INC

By: /s/ Randall K. Fields
Randall K. Fields Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: February 14, 2012	By: /s/ Edward L. Clissold
Edward L. Clissold Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)