Form 10-Q
period 2013-03-31
PARK CITY GROUP INC
filed 2013-05-09
CIK 50471

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013.

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

(435) 645-2000
(Registrant's telephone number)

Indicate by check market whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large-accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by checkmark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☑ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,119,342 shares common stock, par value $0.01 per share, as of May 8, 2013.

PARK CITY GROUP, INC.

-i-

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets

	March 31,	June 30,
	2013	2012
Assets	(unaudited)
Current assets:
Cash	$4,395,904	$1,106,176
Receivables, net of allowance of $165,000 and $220,000 at March 31, 2013 and June 30, 2012, respectively	3,132,677	2,290,859
Prepaid expenses and other current assets	325,953	171,526

Total current assets	7,854,534	3,568,561

Property and equipment, net	647,751	559,140

Other assets:
Deposits and other assets	32,079	20,697
Customer relationships	2,445,914	2,762,651
Goodwill	4,805,933	4,805,933
Capitalized software costs, net	109,624	219,248

Total other assets	7,393,550	7,808,529

Total assets	$15,895,835	$11,936,230

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$625,913	$550,846
Accrued liabilities	1,037,747	1,242,328
Deferred revenue	1,570,724	2,081,459
Capital lease obligations	-	41,201
Lines of credit	1,200,000	1,200,000
Notes payable	665,162	798,704

Total current liabilities	5,099,546	5,914,538

Long-term liabilities:
Notes payable, less current portion	420,009	711,571
Other long-term liabilities	101,840	-

Total liabilities	5,621,395	6,626,109

Commitments and contingencies	-	-

Stockholders' equity:

Series A Convertible Preferred Stock, $0.01 par value, 30,000,000 shares authorized; zero and 685,671 shares issued and outstanding at March 31, 2013 and June 30, 2012, respectively	-	6,857
Series B Convertible Preferred Stock, $0.01 par value, 30,000,000 shares authorized; 411,927 shares issued and outstanding at March 31, 2013 and June 30, 2012, respectively	4,119	4,119
Common Stock, $0.01 par value, 50,000,000 shares authorized; 13,778,085 and 12,087,431 shares issued and outstanding at March 31, 2013 and June 30, 2012, respectively	137,781	120,874
Additional paid-in capital	36,949,963	37,763,196
Series A Convertible Preferred redemption payable	6,313,677	-
Subscription receivable	(108,000)	-
Accumulated deficit	(33,023,100)	(32,584,925)

Total stockholders’ equity	10,274,440	5,310,121

Total liabilities and stockholders’ equity	$15,895,835	$11,936,230

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Revenues:
Subscription	$2,007,821	$1,682,751	$5,917,978	$5,105,882
Other Revenue	1,039,167	826,896	2,500,739	2,550,167

Total revenues	3,046,988	2,509,647	8,418,717	7,656,049

Operating expenses:
Cost of services and product support	1,141,643	1,198,421	3,321,290	3,453,795
Sales and marketing	747,120	712,256	2,090,777	1,942,801
General and administrative	692,548	734,523	1,862,049	2,284,915
Depreciation and amortization	222,602	226,198	683,125	670,998

Total operating expenses	2,803,913	2,871,398	7,957,241	8,352,509

Income (loss) from operations	243,075	(361,751)	461,476	(696,460)

Other income (expense):
Interest expense	(33,781)	(46,881)	(111,649)	(167,765)
Other gains/(losses)	-	55,995	-	55,995

Income (loss) before income taxes	209,294	(352,637)	349,827	(808,230)

(Provision) benefit for income taxes	-	-	-	-
Net income (loss)	209,294	(352,637)	349,827	(808,230)

Dividends on preferred stock	(288,721)	(208,415)	(788,002)	(625,635)

Net (loss) applicable to common shareholders	$(79,427)	$(561,052)	$(438,175)	$(1,433,865)

Weighted average shares, basic and diluted	12,750,000	11,838,000	12,420,000	11,733,000
Basic and diluted loss per share	$(0.01)	$(0.05)	$(0.04)	$(0.12)

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended March 31,

	2013	2012
Cash Flows From Operating Activities:
Net income (loss)	$349,827	$(808,230)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	683,125	670,997
Bad debt expense	81,260	173,194
Stock compensation expense	777,200	811,171
Other gains	-	(55,995)
(Increase) decrease in:
Receivables	(923,078)	460,350
Prepaids and other assets	(165,809)	53,435
(Decrease) increase in:
Accounts payable	75,067	(227,811)
Accrued liabilities	50,364	31,559
Deferred revenue	(510,735)	(465,163)

Net cash provided by operating activities	417,221	643,507

Cash Flows From Investing Activities:
Purchase of property and equipment	(345,375)	(145,058)
Net cash used in investing activities	(345,375)	(145,058)

Cash Flows From Financing Activities:
Proceeds from issuance of stock	4,054,921	-
Proceeds from exercise of options and warrants	-	14,748
Proceeds from issuance of notes	176,797	255,334
Dividends paid	(370,734)	(370,734)
Payments on notes payable and capital leases	(643,102)	(2,384,894)

Net cash used in financing activities	3,217,882	(2,485,546)

Net increase (decrease) in cash	3,289,728	(1,987,097)

Cash at beginning of period	1,106,176	2,618,229

Cash at end of period	$4,395,904	$631,132

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$112,806	$238,264

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock to pay accrued liabilities	$846,513	$645,938
Dividends accrued on preferred stock	$788,002	$625,635
Dividends paid with preferred stock	$501,060	$251,960

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

The Company has also established a relationship with Leavitt Partners, an internationally known health care and food safety-consulting firm, which formed ReposiTrak, Inc., formerly, Global Supply Chain Systems, Inc. (“ReposiTrak”).  ReposiTrak provides a targeted solution for improving supply chain visibility for food and drug safety.  ResposiTrak’s solution, similarly called ResposiTrakTM, is powered by the Company’s technology and was developed in response to the passage of the Food Safety and Modernization Act in January of 2012.  ResposiTrakTM enables grocery, supermarkets, packaged goods manufacturers, food processing facilities, drug stores and drug manufacturers, as well as logistics partners, to track and trace products and components to products throughout the food, drug and dietary supplement supply chains. In the event of a product recall, the solution quickly identifies the supply chain path taken by the recalled product or product component, and allows for the removal of affected products in a matter of minutes, rather than weeks.  Additionally, ResposiTrakTM reduces risk of further contamination in the supply chain by identifying backward chaining sources and forward chaining recipients of affected products in near real time.

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

Recent Developments

Series A Redemption

On March 15, 2013, the Company called for the redemption of all outstanding shares of its Series A Convertible Preferred Stock (“Series A Preferred”), pursuant to the Certificate of Designation of the Relative Rights, Powers and Preference of the Series A Preferred (the “Certificate of Designation”), which allows the Company to, upon 30 days written notice, redeem all issued and outstanding shares of Series A Preferred for $10.00 per share (the “Series A Preferred Redemption”).  Holders of Series A Preferred could also elect to convert, rather than redeem, their shares of Series A Preferred into 3.33 shares of common stock, at $3.00 per share. The Company completed the Series A Preferred Redemption on April 15, 2013. All but one holder of Series A Preferred elected to convert their shares of Series A Preferred into shares of the Company’s common stock.

Series A Private Offering

In March 2013, the Company issued an aggregate total of 756,858 shares of its common stock for $3.50 per share, and five year warrants (the “Investor Warrant(s)”) to purchase an aggregate total of 249,763 shares of common stock for $3.50 per share to certain accredited investors (the “Investors”) in a series of private transactions (the “Private Offering”) in order to finance the Series A Preferred Redemption. The Company also issued warrants to certain affiliates of the placement agent for three of the Investors, on substantially similar terms to those offered to the Investors (“Placement Agent Warrant(s)”), to purchase 18,857 shares of common stock as partial consideration for facilitating a portion of the Private Offering.

The Company also entered into a Registration Rights Agreement with certain investors, wherein the Company agreed to register the shares of common stock, Investor Warrants and Placement Agent Warrants with the Securities and Exchange Commission (the “SEC”). In accordance with this Registration Rights Agreement, the Company filed a registration statement on Form S-3 with the SEC on April 15, 2013.

Director Investment

Concurrently with the Private Offering, the Company sold an aggregate total of 470,281 shares of its common stock to the directors of the Company for $3.60 per share, and five year warrants to purchase an aggregate total of 155,190 shares of common stock for $3.60 per share in a series of above-market private transactions.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the SEC on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10−K, are adequate to make the information presented not misleading. Operating results for the three and nine months ended March 31, 2013 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2013.

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

For the three months ended March 31, 2013 and 2012 options and warrants to purchase 486,110 and 250,729 shares of common stock, respectively, were not included in the computation of diluted EPS due to the anti-dilutive effect.  For the three and nine months ended March 31, 2013 and 2012, 1,029,818 and 3,298,348 shares of common stock issuable upon conversion of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) and Series B Convertible Preferred Stock (“Series B Preferred”), respectively, were not included in the diluted EPS calculation as the effect would have been anti-dilutive.

NOTE 3.  LIQUIDITY AND MANAGEMENT’S PLAN

Historically, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from the Chief Executive Officer and majority shareholder, and private placements of equity securities.

At March 31, 2013, the Company had positive working capital of $2,754,988, compared with negative working capital of $2,345,977 at June 30, 2012.  This $5,100,965 increase in working capital is principally due to cash received in connection with the Private Offering and Director Investment in March 2013, an increase in accounts receivable and decreases in deferred revenue and current notes payable during the period ended March 31, 2013.  Management currently believes that the Company will continue to increase its working capital position, and thereby reduce its indebtedness in subsequent periods utilizing existing cash resources and projected cash flow from operations.  Management believes these conditions will enable us to address our debt service requirements during the next twelve months, as well as fund our currently anticipated operations and capital spending requirements.

On September 4, 2012, the Company announced that its Board of Directors had approved a share repurchase program (the "Repurchase Program") of up to $2.0 million of the Company's common stock over the next two years, or such other date, which ever is earlier, when the Repurchase Program is revoked or varied by the Board of Directors.  The Repurchase Program does not obligate the Company to acquire any particular number of shares of common stock, and may be suspended, modified or discontinued at any time at the Company's discretion without prior notice.

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

NOTE 5.  OUTSTANDING STOCK OPTIONS

The following tables summarize information about fixed stock options and warrants outstanding and exercisable at March 31, 2013:

	Options and Warrants			Options and Warrants
	Outstanding			Exercisable
	at March 31, 2013			at March 31, 2013
Range of exercise prices	Number outstanding at March 31, 2013	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at March 31, 2013	Weighted average exercise price
Options
$1.50 - 2.50	12,300	0.32	$1.61	12,300	$1.61
Warrants
$1.80	50,000	0.78	$1.80	50,000	$1.80
$3.50 - 3.60	423,810	4.96	$3.54	423,810	$3.54
	486,110	4.41	$3.31	486,110	$3.31

NOTE 6.  RELATED PARTY TRANSACTIONS

As discussed in Note 1 above, on March 14 and 15, 2013, the Company sold an aggregate total of 470,281 shares of its common stock to the directors of the Company for $3.60 per share, and five year warrants to purchase an aggregate total of 155,190 shares of common stock for $3.60 per share in a series of above-market private transactions in order to facilitate the Series A Preferred Redemption.

NOTE 7.  PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following as of:

	March 31, 2013 (unaudited)	June 30, 2012
Computer equipment	$2,343,760	$2,236,625
Furniture and fixtures	321,281	314,823
Leasehold improvements	231,782	141,043
	2,896,823	2,692,491
Less accumulated depreciation and amortization	(2,249,072)	(2,133,351)
	$647,751	$559,140

NOTE 8.  CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following as of:

	March 31, 2013 (unaudited)	June 30, 2012
Capitalized software costs	$2,443,128	$2,443,128
Less accumulated amortization	(2,333,504)	(2,223,880)
	$109,624	$219,248

NOTE 9.  ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:

	March 31, 2013 (unaudited)	June 30, 2012
Accrued stock-based compensation	$412,063	$506,677
Accrued compensation	251,131	216,694
Taxes payable	233,695	165,502
Accrued dividends	132,900	347,554
Other accrued liabilities	7,958	5,901
	$1,037,747	$1,242,328

NOTE 10.  PREFERRED DIVIDENDS

Holders of Series A Preferred are entitled to a 5.00% annual dividend payable quarterly in either cash or additional Series A Preferred at the option of the Company with fractional shares paid in cash.  Holders of Series B Preferred are entitled to a 12.00% annual dividend payable quarterly in cash.

As discussed in Note 1 above, on March 15, 2013, the Company called for the redemption of 686,210 issued and outstanding shares of Series A Preferred. The Company completed the Series A Preferred Redemption on April 15, 2013. On that date, of the 686,210 shares of Series A Preferred issued and outstanding, 2,172 shares were redeemed for $10.00 per share, or an aggregate total of $21,720, and the remaining 684,038 shares were converted into 3.33 shares of common stock for each share of Series A Preferred redeemed, or an aggregate total of 2,280,149 shares of the Company's common stock.

NOTE 11.  INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2009.

NOTE 12.  SUBSEQUENT EVENTS

Series A Redemption

On March 15, 2013, the Company called for the redemption of all outstanding shares of its Series A Preferred, pursuant to the Certificate of Designation, which allows the Company to, upon 30 days written notice, redeem all issued and outstanding shares Series A Preferred for $10.00 per share.  Holders of Series A Preferred could also elect to convert, rather than redeem, their shares of Series A Preferred into 3.33 shares of common stock, at $3.00 per share. The Company completed the Series A Preferred Redemption on April 15, 2013. All but one holder of Series A Preferred elected to convert their shares into shares of the Company’s common stock.  As previously stated in Note 10 "Preferred Dividends", the Company issued an aggregate total of 2,280,149 shares of the Company's common stock upon conversion of certain shares of Series A Preferred.

Series A Private Offering

In March 2013, the Company issued an aggregate total of 756,858 shares of its common stock for $3.50 per share, and five year Investor Warrants to purchase an aggregate total of 249,763 shares of common stock for $3.50 per share to certain Investors in the Private Offering, in order to finance the Series A Preferred Redemption. The Company also issued Placement Agent Warrants to certain affiliates of the placement agent for three of the Investors, on substantially similar terms to those offered to the Investors, to purchase 18,857 shares of common stock as partial consideration for facilitating a portion of the Private Offering.

The Company also entered into a Registration Rights Agreement with certain investors, wherein the Company agreed to register the shares of common stock, Investor Warrants and Placement Agent Warrants with the SEC. In accordance with the Registration Rights Agreement, the Company filed a registration statement on Form S-3 with the SEC on April 15, 2013.

Director Investment

Concurrently with the Private Offering, the Company sold an aggregate total of 470,281 shares of its common stock to the directors of the Company for $3.60 per share, and five year warrants to purchase an aggregate total of 155,190 shares of common stock for $3.60 per share in a series of above-market private transactions.

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

The Company has also established a relationship with Leavitt Partners, an internationally known health care and food safety-consulting firm, which formed ReposiTrak, Inc., formerly, Global Supply Chain Systems, Inc. (“ReposiTrak”).  ReposiTrak provides a targeted solution for improving supply chain visibility for food and drug safety.  ResposiTrak’s solution, similarly called ResposiTrakTM, is powered by the Company’s technology and was developed in response to the passage of the Food Safety and Modernization Act in January of 2012.  ResposiTrakTM enables grocery, supermarkets, packaged goods manufacturers, food processing facilities, drug stores and drug manufacturers, as well as logistics partners, to track and trace products and components to products throughout the food, drug and dietary supplement supply chains. In the event of a product recall, the solution quickly identifies the supply chain path taken by the recalled product or product component, and allows for the removal of affected products in a matter of minutes, rather than weeks.  Additionally, ResposiTrakTM reduces risk of further contamination in the supply chain by identifying backward chaining sources and forward chaining recipients of affected products in near real time.

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

Recent Developments

Series A Redemption

On April 15, 2013, the Company called for the redemption of all outstanding shares of its Series A Preferred, pursuant to the Certificate of Designation, which allows the Company to, upon 30 days written notice, redeem all issued and outstanding shares Series A Preferred for $10.00 per share.  Holders of Series A Preferred could also elect to convert, rather than redeem, their shares of Series A Preferred into 3.33 shares of common stock, at $3.00 per share. All but one of the holders of Series A Preferred elected to convert their shares of Series A Preferred into shares of the Company’s common stock.

Series A Private Offering

In March 2013, the Company issued an aggregate total of 756,858 shares of its common stock for $3.50 per share, and five year Investor Warrants to purchase an aggregate total of 249,763 shares of common stock for $3.50 per share to certain Investors in the Private Offering, in order to finance the Series A Preferred Redemption. The Company also issued Placement Agent Warrants to certain affiliates of the placement agent for three of the Investors, on substantially similar terms to those offered to the Investors, to purchase 18,857 shares of common stock as partial consideration for facilitating a portion of the Private Offering.

The Company also entered into a Registration Rights Agreement with certain investors, wherein the Company agreed to register the shares of common stock, Investor Warrants and Placement Agent Warrants with the SEC. In accordance with the Registration Rights Agreement, the Company filed a registration statement on Form S-3 with the SEC on April 15, 2013.

Director Investment

Concurrently with the Private Offering, the Company sold an aggregate total of 470,281 shares of its common stock to the directors of the Company for $3.60 per share, and five year warrants to purchase an aggregate total of 155,190 shares of common stock for $3.60 per share in a series of above-market private transactions.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012.

Revenue

	Fiscal Quarter Ended March 31,		Variance
	2013	2012	Dollars	Percent
Subscription	$2,007,821	$1,682,751	$325,070	19%
Other revenue	1,039,167	826,896	212,271	26%
Total revenue	$3,046,988	$2,509,647	$537,341	21%

Total revenue was $3,046,988 for the three months ended March 31, 2013, a 21% increase from $2,509,647 for the three months ended March 31, 2012.  This $537,341 increase in total revenue was principally due to an increase of $325,070 in subscription revenue and an increase of $212,271 in other revenue, as more particularly described below.

Management believes that the Company’s strategy of pursuing contracts with suppliers (“spokes”) to connect to retail customers (“hubs”) that have been added in the most recently completed fiscal year, including the service agreement with CVS Pharmacy, Inc., announced in July 2012, will continue to result in increased revenue during the fiscal year ending June 30, 2013, and in subsequent periods.  In addition, management believes that revenue in subsequent periods will increase as a result of the receipt of subscription payments from ReposiTrak resulting from the license of the Company’s technology necessary to power ResposiTrakTM. ResposiTrakTM enables grocery, supermarkets, packaged goods manufacturers, food processing facilities, drug stores and drug manufacturers, as well as logistics partners, to track and trace products and components to products throughout the food, drug and dietary supplement supply chains.

Subscription Revenue

The Company generated $2,007,821 from subscription revenue during the three months ended March 31, 2013, as compared to $1,682,751 for the same period ended March 31, 2012, a 19% increase in the three months ended March 31, 2013 when compared with the three months ended March 31, 2012.  The net increase of $325,070 is principally due to (i) the increase of subscription customers added to the Company’s customer base which contributed approximately $348,000 in new subscription revenue and (ii) a $135,000 increase attributable to the growth of existing retailer and supplier subscriptions.  The increase in subscription revenue was partially offset by a decrease of approximately $158,000 resulting from the non-renewal of existing clients.

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

Other Revenue

Other revenue was $1,039,167 and $826,896 for the three months ended March 31, 2013 and 2012, respectively, an increase of 26% in the three months ended March 31, 2013 compared with the three months ended March 31, 2012. This increase of $212,271 is principally due to (i) the renewal of maintenance contracts, partially offset by cancellations resulting in a net increase in maintenance revenue of approximately $105,000; (ii) an increase in license revenue of $74,000; and (iii) an increase in other revenue related to a management agreement with ReposiTrak.  These increases were partially offset by a decrease in professional service revenue of $125,000.

While these other sources of revenue will continue in future periods, management’s focus on recurring subscription-based revenue will cause license, maintenance, and consulting services to fluctuate and be difficult to predict.

Cost of Services and Product Support

	Fiscal Quarter Ended March 31,		Variance
	2013	2012	Dollars	Percent
Cost of services and product support	$1,141,641	$1,198,421	$(56,780)	(5)%
Percent of total revenue	37%	48%

Cost of services and product support was $1,141,641 and $1,198,421 for the three months ended March 31, 2013 and 2012, respectively, a 5% decrease in the three months ended March 31, 2013 compared with the three months ended March 31, 2012.  This decrease of $56,780 for the quarter ended March 31, 2013 when compared with the same period ended March 31, 2012 is principally due to a $62,000 decrease in employee related expenses.  This decrease was partially offset by a $5,000 increase in other product support costs.

Sales and Marketing Expense

	Fiscal Quarter Ended
	March 31,		Variance
	2013	2012	Dollars	Percent
Sales and marketing	$747,120	$712,256	$34,864	5%
Percent of total revenue	25%	28%

Sales and marketing expense was $747,120 and $712,256 for the three months ended March 31, 2013 and 2012, respectively, a 5% increase.  This $34,864 increase over the comparable quarter was primarily the result of an increase of approximately $47,000 in employee related expenses.  This increase was partially offset by a decrease of approximately $12,000 in other selling expenses.

General and Administrative Expense

	Fiscal Quarter Ended
	March 31,		Variance
	2013	2012	Dollars	Percent
General and administrative	$692,548	$734,523	$(41,975)	(6)%
Percent of total revenue	23%	29%

General and administrative expense was $692,548 and $734,523 for the three months ended March 31, 2013 and 2012, respectively, a 6% decrease in the three months ended March 31, 2013 compared with the three months ended March 31, 2012.  This $41,975 decrease when comparing expenditures for the quarter ended March 31, 2013 with the same period ended March 31, 2012 is principally due (i) a decrease of approximately $10,000 in employee related expenses, (ii) a decrease of $23,000 in bad debt expense, and (iii) a decrease of $9,000 in other operational expenses.

Depreciation and Amortization Expense

	Fiscal Quarter Ended
	March 31,		Variance
	2013	2012	Dollars	Percent
Depreciation and amortization	$222,602	$226,198	$(3,596)	(2)%
Percent of total revenue	7%	9%

Depreciation and amortization expense was $222,602 and $226,198 for the three months ended March 31, 2013 and 2012, respectively, a decrease of 2% in the three months ended March 31, 2013 compared with the three months ended March 31, 2012.  This decrease of $3,596 for the quarter ended March 31, 2013 when compared to the quarter ended March 31, 2012 is due to a decrease in depreciation expense related to fully depreciated equipment.

Other Income and Expense

	Fiscal Quarter Ended
	March 31,		Variance
	2013	2012	Dollars	Percent
Interest expense	$(33,781)	$(46,881)	$(13,100)	(28)%
Other gains	-	55,995	(55,995)	(100)%
Total other (expense) income	$(33,781)	$9,114	$(42,895)	(471)%
Percent of total revenue	1%	0%

Total other expense was $33,781 and other income of $9,114 for the three months ended March 31, 2013 and 2012, respectively, an increase of 271% in the three months ended March 31, 2013 compared with the three months ended March 31, 2012.  This net change of $42,895 for the quarter ended March 31, 2013 when compared to the quarter ended March 31, 2012 is due to reduced principal balances in the current year offset by a gain in the prior year.

Preferred Dividends

	Fiscal Quarter Ended
	March 31,		Variance
	2013	2012	Dollars	Percent
Preferred dividends	$288,721	$208,415	$80,306	39%
Percent of total revenue	9%	8%

Dividends accrued on the Company’s Series A Preferred and Series B Preferred was $288,721 and $208,415 for the three months ended March 31, 2013 and 2012, respectively.  Before the Series A Redemption in April 2013, holders of Series A Preferred were entitled to a 5.00% annual dividend payable quarterly in either cash or additional Series A Preferred at the option of the Company with fractional shares paid in cash.  This dividend rate increased to 10.00% per annum as a result of the average closing price of the Company’s common stock during the last thirty (30) trading days of the quarter ending March 31, 2012 being less than $3.00 per share (a “Dividend Adjustment”).  Holders of Series B Preferred are entitled to a 12.00% annual dividend payable quarterly in cash.

On April 15, 2013, the Company called for the redemption of all 686,210 issued and outstanding shares of Series A Preferred. 2,172 shares were redeemed for $10.00 per share, or an aggregate total of $21,720, and the remaining 684,038 shares were converted into 3.33 shares of common stock for each share of Series A Preferred redeemed, or an aggregate total of 2,280,149 shares of the Company's common stock.

Comparison of the Nine Months Ended March 31, 2013 to the Nine Months Ended March 31, 2012.

Revenues

	Nine Months Ended March 31,		Variance
	2013	2012	Dollars	Percent
Subscription	$5,917,978	$5,105,882	$812,096	16%
Other revenue	2,500,739	2,550,167	(49,428)	(2)%
Total revenue	$8,418,717	$7,656,049	$762,668	10%

Total revenue was $8,418,717 for the nine months ended March 31, 2013, a 10% increase over the $7,656,049 for the nine months ended March 31, 2012. This $762,668 increase in total revenues is principally due to an increase of $812,096 in subscription revenue, partially offset by a decrease of $49,428 in other revenue, as more particularly described below.  Management believes that, as a percentage of total revenue, subscription revenue will continue to increase and license and maintenance revenue will continue to decrease, or remain volatile, as the Company continues its emphasis of marketing its services based on the SaaS model.

Subscription Revenue

Subscription revenue was $5,917,978 for the nine months ended March 31, 2013, a 16% increase over the $5,105,882 for the nine months ended March 31, 2012.  The net increase of $812,096 is principally due to (i) the increase of subscription customers added to the Company’s customer base caused by the expected addition of new contracts with suppliers (“spokes”) connected to existing retail clients acquired by the Company (“hubs”), which contributed approximately $979,000 of new subscription revenue; and (ii) a $492,000 increase attributable to the growth of existing retailer and supplier subscriptions. The increase in subscription revenue was partially offset by a decrease of approximately $659,000 resulting from the non-renewal of existing customers, including the non-renewal of a significant retail client and related connections in January 2012.  While no assurances can be given, the Company anticipates that revenue from subscription-based services will continue to increase on a year-over-year basis.

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

Other Revenue

Other revenue was $2,500,739 and $2,550,167 for the nine months ended March 31, 2013 and 2012, respectively, a decrease of 2% in the nine months ended March 31, 2013 compared with the nine months ended March 31, 2012. The net decrease of $49,428 is principally due to (i) license sales in the prior year that did not recur resulting in a decrease of $239,000 and (ii) a decrease in professional services revenue of $296,000 resulting from the shift to subscription based revenue.  These decreases were partially offset by (i) an increase in other revenue related to a management agreement with ReposiTrak and (ii) renewal of maintenance contracts, partially offset by cancellations resulting in a net increase in maintenance revenue of approximately $37,000.

While these other sources of revenue will continue in future periods, management’s focus on recurring subscription-based revenue will cause license, maintenance, and consulting services to fluctuate and be difficult to predict.

Cost of Services and Product Support

	Nine Months Ended March 31,		Variance
	2013	2012	Dollars	Percent
Cost of services and product support	$3,321,290	$3,453,795	$(132,505)	(4)%
Percent of total revenue	40%	45%

Cost of services and product support was $3,321,290 and $3,453,795 for the nine months ended March 31, 2013 and 2012, respectively, a 4% decrease in the nine months ended March 31, 2013 compared with the nine months ended March 31, 2012.  This decrease of $132,505 for the nine months ended March 31, 2013 when compared with the same period ended March 31, 2012 is principally due to $199,000 decrease in employee related expenses.  This decrease was partially offset by a $66,000 increase in infrastructure expansion and upgrades.

Sales and Marketing Expense

	Nine Months Ended
	March 31,		Variance
	2013	2012	Dollars	Percent
Sales and marketing	$2,090,777	$1,942,801	$147,976	8%
Percent of total revenue	25%	25%

Sales and marketing expense was $2,090,777 and $1,942,801 for the nine months ended March 31, 2013 and 2012, respectively, a 8% increase.  This $147,976 increase over the comparable period ended March 31, 2012 was primarily the result of (i) an increase of $142,000 in marketing costs and (ii) an increase of approximately $56,000 in employee related expenses.  These increases were partially offset by a decrease of approximately $50,000 in other selling expenses.

General and Administrative Expense

	Nine Months Ended
	March 31,		Variance
	2013	2012	Dollars	Percent
General and administrative	$1,862,049	$2,284,915	$(422,866)	(19)%
Percent of total revenue	22%	30%

General and administrative expense was $1,862,049 and $2,284,915 for the nine months ended March 31, 2013 and 2012, respectively, a 19% decrease in the nine months ended March 31, 2013 compared with the nine months ended March 31, 2012.  This $422,866 decrease when comparing expenditures for the nine months ended March 31, 2013 with the same period ended March 31, 2012 is principally due to (i) a decrease of approximately $142,000 in employee related expenses; (ii) a decrease in professional fees of $125,000; (iii) a $92,000 decrease in bad debt due to increased collection efforts; and (iv) a decrease of $64,000 in other operational expenses.

Depreciation and Amortization Expense

	Nine Months Ended
	March 31,		Variance
	2013	2012	Dollars	Percent
Depreciation and amortization	$683,125	$670,998	$12,127	2%
Percent of total revenue	8%	9%

Depreciation and amortization expense was $683,125 and $670,998 for the nine months ended March 31, 2013 and 2012, respectively, an increase of 2% in the nine months ended March 31, 2013 compared with the nine months ended March 31, 2012.  This increase of $12,127 for the nine months ended March 31, 2013 when compared to the nine months ended March 31, 2012 is due to increased depreciation expense related to new hardware.

Other Income and Expense

	Nine Months Ended
	March 31,		Variance
	2013	2012	Dollars	Percent
Interest expense	$(111,649)	$(167,765)	$(56,116)	(33)%
Other gains	-	55,995	(55,995)	(100)%
Total other expense	$(111,649)	$(111,770)	$121	0%
Percent of total revenue	1%	1%

Total other expense was $111,649 and $111,770 for the nine months ended March 31, 2013 and 2012, respectively.  This $121 decrease is principally due to reduced note payable balances in the current year offset by a gain in the prior year.

Preferred Dividends

	Nine Months Ended
	March 31,		Variance
	2013	2012	Dollars	Percent
Preferred dividends	$788,002	$625,635	$162,367	26%
Percent of total revenue	9%	8%

Dividends accrued on the Company’s Series A Preferred and Series B Preferred was $788,002 and $625,635 for the nine months ended March 31, 2013 and 2012, respectively.  Before the Series A Redemption in April 2013, holders of Series A Preferred were entitled to a 5.00% annual dividend payable quarterly in either cash or additional Series A Preferred at the option of the Company with fractional shares paid in cash.  This dividend rate increased to 10.00% per annum as a result of the average closing price of the Company’s common stock during the last thirty (30) trading days of the quarter ending March 31, 2012 being less than $3.00 per share (a “Dividend Adjustment”).  Holders of Series B Preferred are entitled to a 12.00% annual dividend payable quarterly in cash.

On April 15, 2013, the Company called for the redemption of all 686,210 issued and outstanding shares of Series A Preferred. 2,172 shares were redeemed for $10.00 per share, or an aggregate total of $21,720, and the remaining 684,038 shares were converted into 3.33 shares of common stock for each share of Series A Preferred redeemed, or an aggregate total of 2,280,149 shares of the Company's common stock.

Financial Position, Liquidity and Capital Resources

We believe our existing cash and short-term investments, together with funds generated from operating and financing activities, will be sufficient to fund operating and investment requirements for at least the next twelve months, in addition to our debt service requirements.  Our future capital requirements will depend on many factors, including our rate of revenue growth and expansion of our sales and marketing activities, the timing and extent of spending required for research and development efforts, the continuing market acceptance of our products, and our ability to restructure certain of our notes payable.

We have historically funded our operations with cash from operating activities, equity financings and debt borrowings.  As set forth below, cash was $4,395,904 at March 31, 2013, and $ 631,132 at March 31, 2012.  This increase from March 31, 2012 to March 31, 2013 was principally the result of approximately $4.34 million received from the Private Offering and Director Investment in March 2013. This cash was intended to finance the Series A Redemption, however, approximately 99% of the holders of shares of Series A Preferred elected to convert their shares of Series A Preferred into shares of common stock.

	As of March 31,		Variance
	2013	2012	Dollars	Percent
Cash	$4,395,904	$631,132	$3,764,772	597%

Net Cash Flows from Operating Activities

	Nine Months Ended March 31,		Variance
	2013	2012	Dollars	Percent
Cash provided by operating activities	$417,221	$643,507	$(226,286)	(35)%

Net cash provided by operating activities is summarized as follows:

	Nine Months Ended March 31,
	2013	2012
Net income (loss)	$349,827	$(808,230)
Noncash expense and income, net	1,541,585	1,599,367
Net changes in operating assets and liabilities	(1,474,191)	(147,630)
	$417,221	$643,507

Noncash expense decreased by $57,782 in the nine months ended March 31, 2013 compared to March 31, 2012. Noncash expense decreased as a result of a $34,000 decrease in the use of stock based compensation and $92,000 decrease in bad debt expense.  These decreases were partially offset by an increase in depreciation.

The net changes in operating assets and liabilities resulted in the use of $1,326,561 more cash in the nine months ended March 31, 2013 compared to the same period in 2012.  This is primarily related to an increase in accounts receivable and a decrease in deferred revenue.

Net Cash Flows from Investing Activities

	Nine Months Ended March 31,		Variance
	2013	2012	Dollars	Percent
Cash used in investing activities	$(345,375)	$(145,058)	$200,317	138%

Net cash used in investing activities for the nine months ended March 31, 2013 was $345,375 compared to net cash used in investing activities of $145,058 for the nine months ended March 31, 2012.  This $200,317 increase in cash used in investing activities for the nine months ended March 31, 2013 when compared to the same period in 2012 was the result of capitalization of leasehold improvements for the Company’s new corporate office.

Net Cash Flows from Financing Activities

	Nine Months Ended March 31,		Variance
	2013	2012	Dollars	Percent
Cash provided by/(used in) financing activities	$3,217,882	$(2,485,546)	$5,703,428	229%

Net cash provided by financing activities totaled $3,217,882 for the nine months ended March 31, 2013 as compared to cash flows used in financing activities of $2,485,546 for the nine months ended March 31, 2012.  The change in net cash used in financing activities is attributable to proceeds of approximately $4.34 million received from the Private Offering and Director Investment in March 2013.

Working Capital

At March 31, 2013, the Company had positive working capital of $2,754,988 when compared with negative working capital of $2,345,977 at June 30, 2012.  This $5,100,965 increase in working capital is principally due to proceeds received from the Private Offering and Director Investment in March 2013, an increase in accounts receivable and decreases in deferred revenue and current notes payable during the period ended March 31, 2013.  Management currently believes that the Company will continue to increase its working capital position, and thereby reduce its indebtedness in subsequent periods utilizing existing cash resources and projected cash flow from operations.

	As of March 31,	As of June 30,	Variance
	2013	2013	Dollars	Percent
Current assets	$7,854,534	$3,568,561	$4,285,973	120%

Current assets as of March 31, 2013 totaled $7,854,534, an increase of $4,285,973 when compared to $3,568,561 as of June 30, 2013.  This 120% increase in current assets is due primarily proceeds from financing activities during March 2013, as well as normal fluctuations in operating assets, primarily accounts receivable.

	As of March 31,	As of June 30,	Variance
	2013	2012	Dollars	Percent
Current liabilities	$5,099,546	$5,914,538	$(814,992)	(14)%

Current liabilities totaled $5,099,546 as of March 31, 2013 as compared to $5,914,538 as of June 30, 2012.  The $814,992 comparative decrease in current liabilities is principally due to decreases in the current portion of notes and capital leases of $175,000, deferred revenue of $511,000, and accrued liabilities of $205,000.  These decreases were partially offset by an increase in accounts payable of $75,000.

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

Our exposure to interest rate changes related to borrowing has been limited by the use of fixed rate borrowings on the majority of our outstanding debt, and we believe the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.  At March 31, 2013, the debt portfolio was composed of approximately 52% variable-rate debt and 48% fixed-rate debt.

	March 31,
	2013 (unaudited)	Percent of Total Debt
Fixed rate debt	$1,085,171	48%
Variable rate debt	1,200,000	52%
Total debt	$2,285,171	100%

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2013:

Cash and Cash Equivalents:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$4,395,904	N/A

ITEM 4.  CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.  RISK FACTORS

All material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2012 are included in the Registration Statement on Form S-3 we filed with the SEC on April 15, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit 10.1	Form of Purchase Agreement, incorporated herein by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2013.

Exhibit 10.2	Form of Registration Rights Agreement, incorporated herein by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on March 15, 2013.

Exhibit 10.3	Form of Purchaser Warrant, incorporated herein by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on March 15, 2013.

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Date: May 9, 2013	PARK CITY GROUP, INC

By: /s/ Randall K. Fields
Randall K. Fields Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: May 9, 2013	By /s/ Edward L. Clissold
Edward L. Clissold Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)