Form 10-K
period 2013-06-30
PARK CITY GROUP INC
filed 2013-09-23
CIK 50471

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

000-03718
(Commission file number)

PARK CITY GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1454128
State or other jurisdiction of incorporation	(IRS Employer Identification No.)

299 South Main Street, Suite 2370 Salt Lake City, Utah 84111	(435) 645-2000
(Address of principal executive offices)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Title of each Class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes    [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes    [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [X] Yes    [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[  ] Yes   [X] No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as of December 31, 2012, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $21,203,000 (at a closing price of $3.00 per share).

As of September 23, 2013, 16,560,540 shares of the Company’s $0.01 par value common stock were outstanding.

TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-K
YEAR ENDED JUNE 30, 2013

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

    Historically, the Company offered applications and related maintenance contracts to new customers for a one-time, non-recurring up front license fee.  Although not completely abandoning the license fee and maintenance model, since the acquisition of Prescient Applied Intelligence, Inc. ("Prescient") in January 2009, the Company has focused its strategic initiatives and resources to marketing and selling prospective customers a subscription for its product offerings.  In support of this strategic shift toward a subscription-based model, the Company has scaled its contracting process, streamlined its customer on-boarding and implemented a financial package that integrates multiple systems in an automated fashion. As a result, subscription based revenue has grown from $203,000 for the 2008 fiscal year to $8 million in the year ended June 30, 2013.  During that same period our revenue has transitioned from 6% subscription revenue and 94% license and other revenue basis to 71% subscription revenue and 29% license and other revenue basis.

    The Company is incorporated in the state of Nevada.  The Company’s 98.76% and 100% owned subsidiaries, Park City Group, Inc. and Prescient, respectively, are incorporated in the state of Delaware.  All intercompany transactions and balances have been eliminated in consolidation.

    The principal executive offices of the Company are located at 299 South Main Street, Suite 2370, Salt Lake City, Utah 84111.  The telephone number is (435) 645-2000.  The website address is http://www.parkcitygroup.com.

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

    In addition to the agreement with CVS, the Company initiated test programs to provide services to two large national retailers with upwards of 12,000 stores combined nationwide. The Company expects the subscription revenue potential generated from these relationships to be significantly larger than any of the Company's existing client hubs within the grocery industry.

Stock Repurchase Program

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

Series A Redemption

    On March 15, 2013, the Company called for the redemption of all outstanding shares of its Series A Convertible Preferred Stock (“Series A Preferred”), pursuant to the Certificate of Designation of the Relative Rights, Powers and Preference of the Series A Preferred (the “Certificate of Designation”), which allowed the Company to, upon 30 days written notice, redeem all issued and outstanding shares of Series A Preferred for $10.00 per share (the “Series A Preferred Redemption”).  Holders of Series A Preferred could also elect to convert, rather than redeem, their shares of Series A Preferred into 3.33 shares of common stock, at $3.00 per share. The Company completed the Series A Preferred Redemption on April 15, 2013. All but one holder of Series A Preferred elected to convert their shares of Series A Preferred into shares of the Company’s common stock.

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

    The Company also entered into a Registration Rights Agreement with certain investors, wherein the Company agreed to register the shares of common stock, Investor Warrants and Placement Agent Warrants with the Securities and Exchange Commission (the “SEC”). In accordance with this Registration Rights Agreement, the Company filed a registration statement on Form S-3 with the SEC on April 15, 2013.  The registration statement was declared effective by the SEC on May 15, 2013.

Director Investment

    Concurrently with the Private Offering, the Company sold an aggregate total of 470,281 shares of its common stock to the directors of the Company for $3.60 per share, and five year warrants to purchase an aggregate total of 155,190 shares of common stock for $3.60 per share in a series of above-market private transactions (the “Director Investment”).

    On August 28, 2013, the Company sold an additional 232,558 shares of common stock, and five year warrants to purchase 76,744 shares of common stock, to two of the Company’s directors at above-market prices on substantially the same terms as the Director Investment.

ResposiTrak Agreement

    Effective June 30, 2013, the Company, ReposiTrak, Inc. (“ReposiTrak”), and Levitt Partners, LLC (“Levitt”) entered into an Omnibus Subscription, Management and Option Agreement (the “Omnibus Agreement”), which agreement amends and restates the Subscription Agreement and Management and Operating Agreement, each dated April 1, 2012 (together, the “Original Agreements”).  Under the terms of the Omnibus Agreement, the Company agreed to continue providing certain management and business services to ReposiTrak, including powering ReposiTrak’s subscription-based analytical service of food and drug supply chains with the Company’s technologies for a three year term. In addition to certain subscription and management fees, the Company also has a nine-year option to purchase approximately 75% of the ReposiTrak’s issued and outstanding securities, on a fully diluted basis, for prices ranging from $0.15 - $1.17 per share.  As a result of the Omnibus Agreement, the Original Agreements terminated.

    Company History

    The Company’s technology has its genesis in the operations of Mrs. Fields Cookies co-founded by Randall K. Fields, the Company’s Chief Executive Officer.  The Company began operations utilizing patented computer software and profit optimization consulting services to help its retail clients reduce their inventory and labor cost - the two largest controllable expenses in the retail industry.  Because the product concepts originated in the environment of actual multi-unit retail chain ownership, the products are strongly oriented to an operation’s bottom line results.

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

    Our on-demand, software-as-a-service delivery model enables our proprietary software solutions to be implemented, accessed and used by our customers remotely.  Our solutions are hosted and maintained by us, thus significantly reducing costs by eliminating for our customers the time, risk and headcount associated with installing and maintaining applications within their own information technology infrastructures. As a result, we believe our solutions require significantly less capital to build and require less initial investment in third-party software, hardware and implementation services, and have lower ongoing support costs versus traditional enterprise software. The SaaS model also allows for advanced information technology infrastructure management, security, disaster recovery and other best practices.  Since we manage updates and upgrades to our solution on behalf of our customers, we are able to implement improvements to our solutions in a more rapid and uniform way, enabling us to take advantage of operational efficiencies.

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

    Supermarkets

    The supermarket industry is under increased competitive pressure from mass market retailers such as Wal-Mart, Costco, Target, and other channels, including extreme value (dollar stores), limited assortment (ALDI/Save-a-lot), and convenience (Sheetz, 7/11) stores.  One of the strategies traditional supermarkets are implementing is to improve the demographic “mix” of products to match the unique needs of those consumers who shop at individual stores. Mix is most difficult to manage for those products that are delivered by Direct Store Delivery (DSD) suppliers such as carbonated beverages, bread, dairy, greeting cards, magazines and salty snacks. The Company’s software provides newfound visibility to the retailer as to specific item deliveries and in-stock status with item and category productivity. In addition, supermarkets are growing sales and consumer loyalty by developing and distributing their own brand or private label for all key categories within their stores. This proliferation of new items is creating a new set of challenges for both retailers and suppliers as they battle to find space to accommodate the new private label items at the expense of the incumbent or national brand supplier.  The Company’s software and consulting services provide visibility tools to facilitate the decision making process by providing a shared and trusted view to information that helps the parties optimize item selection and shelf presence.  Furthermore, supermarkets are under pressure to increase the quantity and quality of their perishable offerings.  Perishable departments, such as bakery, meat and seafood, dairy, and deli historically are loosely managed, but now are a focus for profitability improvement.  The Company’s software and consulting services and change management resources are designed to address this specific business problem, increasing the profitability of perishable products at the department and store level.

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

    Suppliers

    As stated above, supermarkets and convenience stores are increasingly focused on product and margin mix, improving sales through reduced out of stocks and increasing collaboration with their suppliers.  Suppliers are increasingly pressured by retailers to provide consumer insights and innovative products that differentiate both the supplier and retailer while providing economic incentives or assistance.  The Company’s solutions enable suppliers to work with their retail partners to align their objectives of increasing sales through expanded distribution of their product offering and the objectives of the retailer to increase sales, reduce inventory carrying risk and minimizing out of stocks. Additionally, the Company is able to share the retailer scan sales data with the supplier to assist them in improving forecasts and production planning by leveraging the most reliable demand signal in daily sales by store and item.

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

    ReposiTrakTM. On February 14, 2012, the Company announced a venture with Levitt Partners, an internationally known health care and food safety-consulting firm, which formed ReposiTrak, formerly, Global Supply Chain Systems, Inc.  ReposiTrak provides a targeted solution for improving supply chain visibility for food and drug safety.  ResposiTrak’s solution, similarly called ResposiTrakTM, is powered by the Company’s technology and was developed in response to the passage of the Food Safety and Modernization Act in January of 2012.  ResposiTrakTM enables grocery, supermarkets, packaged goods manufacturers, food processing facilities, drug stores and drug manufacturers, as well as logistics partners, to track and trace products and components to products throughout the food, drug and dietary supplement supply chains. In the event of a product recall, the solution quickly identifies the supply chain path taken by the recalled product or product component, and allows for the removal of affected products in a matter of minutes, rather than weeks.  Additionally, ResposiTrakTM reduces risk of further contamination in the supply chain by identifying backward chaining sources and forward chaining recipients of affected products in near real time.

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

    Customers

    We sell to business of all sizes.  Our customers primarily include food related consumer goods retailers, suppliers and manufacturers.  However, the Company is opportunistic and will offer its supply chain solutions to non-food consumer goods related companies as well.  None of our retailing or supplier customers accounted for more than ten percent of our revenue in fiscal 2013 or 2012.  ReposiTrak, Inc., in which the Company has a contractual relationship whereby ReposiTrak  has a subscription agreement to track and trace products and components and sells this services throughout the food, drug and dietary supplement supply chains derived $1,300,000 in subscription fees during 2013, which amount constituted 11% of the Company’s total revenue in 2013.

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

    To date, our primary marketing objectives have been to increase awareness of our technology solutions, generate sales leads and develop new customer relationships.  In addition, the sales effort has been directed toward developing existing customers by cross-selling Prescient solutions to legacy Park City Group accounts as well as introducing Park City Group solutions to legacy Prescient customers. To this end, we attend industry trade shows, conduct direct marketing programs, publish industry trade articles and white papers, participate in interviews and selectively advertise in industry publications.

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

    Employees

    As of June 30, 2013, the Company employed a total of 48 employees, including 11 software developers and programmers, 12 sales, marketing and account management employees, 15 software service and support employees, 3 network operations employees and 7 accounting and administrative employees.  During 2013, the Company contracted with 7 programmers and 2 business analysts overseas.  The Company plans to continue expanding its offshore workforce to augment its analytics services offerings, expand its professional services and to provide additional programming resources.  The employees are not represented by any labor union.

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

Risks Related to the Company

The Company has incurred losses in the past and there can be no assurance that the Company will continue to operate profitably in the future.

   The Company’s marketing strategy emphasizes sales to clients acquired as a result of the Company's acquisition of Prescient Applied Intelligence, Inc. ("Prescient"). Sales of subscription based services, instead of annual licenses, and contracting with suppliers ("spokes") to connect to former Prescient clients ("hubs") has built a base of hubs for which to “connect” suppliers, thereby accelerating future growth. If, however, this marketing strategy fails, revenue and operations will be negatively affected.

    Although the Company achieved net income of $257,487 for the year ended June 30, 2013 compared to a net loss of $858,667 for the fiscal year ended June 30, 2012, there can be no assurance that the Company will reliably or consistently operate profitably in the future. If the Company does not operate profitably in the future, the Company’s current cash resources will be used to fund the Company’s operating losses.  Continued losses would have an adverse effect on the long-term value of the Company’s common stock and any investment in the Company.  The Company cannot give any assurance that the Company will continue to generate revenue or have sustainable profits.

Although the Company’s cash resources are currently sufficient, the Company’s long-term liquidity and capital requirements may be difficult to predict, which may adversely affect the Company’s long-term cash position.

    Historically, the Company has been successful in raising capital when necessary, including stock issuances and securing loans from its officers and directors– including its Chief Executive Officer and majority stockholder– in order to pay its indebtedness and fund its operations, in addition to cash flow from operations. The Company anticipates that it will have adequate cash resources to fund its operations and satisfy its debt obligations for at least the next 12 months, if not longer.

    If the Company is required to seek additional financing in the future in order to fund its operations, retire its indebtedness and otherwise carry out its business plan, there can be no assurance that such financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the Company’s best interests.

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

    Future operating results may fluctuate because of the foregoing factors, making it difficult to predict operating results.  Period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon as an indicator of future performance.  In addition, a relatively large portion of the Company’s expenses will be fixed in the short-term, particularly with respect to facilities and personnel.  Therefore, future operating results will be particularly sensitive to fluctuations in revenue because of these and other short-term fixed costs.

The Company will need to effectively manage its growth in order to achieve and sustain profitability.  The Company’s failure to manage growth effectively could reduce its sales growth and result in continued net losses.

    To achieve continual and consistent profitable operations on a fiscal year on-going basis, the Company must have significant growth in its revenue from its products and services, specifically subscription-based services.  If the Company is able to achieve significant growth in future subscription sales, and expands the scope of its operations, the Company’s management, financial condition, operational capabilities, and procedures and controls could be strained.  The Company cannot be certain that its existing or any additional capabilities, procedures, systems, or controls will be adequate to support the Company’s operations.  The Company may not be able to design, implement or improve its capabilities, procedures, systems or controls in a timely and cost-effective manner.  Failure to implement, improve and expand the Company’s capabilities, procedures, systems or controls in an efficient and timely manner could reduce the Company’s sales growth and result in a reduction of profitability or increase of net losses.

The Company’s officers and directors have significant control over it, which may lead to conflicts with other stockholders over corporate governance.

    The Company’s officers and directors, including the Chief Executive Officer, control approximately 37.5% of the Company’s common stock.  The Company’s Chief Executive Officer, Randall K. Fields, individually, controls 33.1% of the Company’s common stock. Consequently, Mr. Fields individually, and the Company’s officers and directors, as stockholders acting together, are able to significantly influence all matters requiring approval by the Company’s stockholders, including the election of directors and significant corporate transactions, such as mergers or other business combination transactions.

The Company’s corporate charter contains authorized, unissued “blank check” preferred stock issuable without stockholder approval with the effect of diluting then current stockholder interests.

    The Company’s certificate of incorporation currently authorizes the issuance of up to 30,000,000 shares of ‘blank check’ preferred stock with designations, rights, and preferences as may be determined from time to time by the Company’s Board of Directors.  As of June 30, 2013, a total of 411,927 shares of Series B Convertible Preferred Stock (“Series B Preferred”) were issued and outstanding.  The Company’s board of directors is empowered, without stockholder approval, to issue one or more additional series of preferred stock with dividend, liquidation, conversion, voting, or other rights that could dilute the interest of, or impair the voting power of, the Company’s common stockholders.  The issuance of an additional series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control.

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

Because the Company’s emphasis is on the sale of subscription based services, rather than annual license fees, the Company’s revenue may be negatively affected.

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

The Company faces risks associated with new product introductions, including ReposiTrak™.

    The first installations of ReposiTrak™ began in August 2012 and market and product data related to these implementations is still being analyzed. The Company also continually receives and analyzes market and product data on other products, and the Company may endeavor to develop and commercialize new product offerings based on this data.  The following risks apply to ReposiTrak™ and other potential new product offerings:

●
it may be difficult for the Company to predict the amount of service and technological resources that will be needed by customers of ReposiTrak™ or other new offerings, and if the Company underestimates the necessary resources, the quality of its service will be negatively impacted thereby undermining the value of the product to the customer;

●	the Company lacks experience with ReposiTrak™ and the market acceptance to accurately predict if it will be a profitable product;

●
technological issues between the Company and the customer may be experienced in capturing data, and these technological issues may result in unforeseen conflicts or technological setbacks when implementing additional installations of RespoiTrak™. This may result in material delays and even result in a termination of the engagement with the customer;

●	the customer’s experience with ReposiTrak™ and other new offerings, if negative, may prevent the Company from having an opportunity to sell additional products and services to that customer;

●
if the customer does not use ReposiTrak™ as the Company recommends and fails to implement any needed corrective action(s), it is unlikely that the customer will experience the business benefits from the software and may therefore be hesitant to continue the engagement as well as acquire any additional software products from the Company; and

●	delays in proceeding with the implementation of ReposiTrak™ or other new products for a new customer will negatively affect the Company’s cash flow and its ability to predict cash flow.

ReposiTrak owes certain fees to the Company under its agreements with ReposiTrak, resulting in ReposiTrak issuing the Company a promissory note in order to make required payments.

    Effective June 30, 2013, ReposiTrak issued to the Company a promissory note in the principal amount of $1.62 million, representing annual fees due and owing the Company under the terms of the Original Agreements.  In addition, under the terms of the Omnibus Agreement, ReposiTrak may make future payments to the Company for annual and other fees due the Company under the terms of the Omnibus Agreement in the form of additional promissory notes.  In the event of a default under such notes, the Company’s financial results, including its financial condition, may be materially and adversely affected.

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

    Although the Company’s common stock is currently quoted on the NYSE MKT Exchange, there is limited trading activity.  The Company can give no assurance that an active market will develop, or if developed, that it will be sustained.  If an investor acquires shares of the Company’s common stock, the investor may not be able to liquidate the Company’s shares should there be a need or desire to do so.

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

    The Company’s principal place of business operations is located at 299 South Main Street, Suite 2370, Salt Lake City, UT 84111. The Company leases approximately 5,300 square feet at this corporate office location, consisting primarily of office space, conference rooms and storage areas.  The telephone number is (435) 645-2000.  The website address is http://www.parkcitygroup.com.

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

Share Price History

    Our common stock is traded on the NYSE MKT Exchange under the trading symbol “PCYG.” The following table sets forth the high and low closing sales prices of our common stock for the periods indicated.  The price information contained in the table was obtained from Internet sources considered reliable.  Note that such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and the quotations may not necessarily represent actual transactions in the common stock.
	Quarterly Common Stock Price Ranges
	2013		2012
Fiscal Quarter Ended	High	Low	High	Low
September 30	$4.01	$3.30	$5.29	$4.02
December 31	$3.30	$2.79	$4.11	$3.00
March 31	$4.12	$2.98	$3.34	$2.80
June 30	$7.58	$3.60	$4.28	$3.10

Dividend Policy

    To date, the Company has not paid dividends on its common stock. Our present policy is to retain future earnings (if any) for use in our operations and the expansion of our business.

    The Series A Convertible Preferred Stock (“Series A Preferred”), issued in June 2007 and fully redeemed by the Company on April 15, 2013, was entitled to receive, out of funds legally available therefore, dividends at a rate of 5%. Prior to June 1, 2010, preferred dividends payable on the Series A Preferred were paid in additional shares of Series A Preferred.  After June 1, 2010, the holders of the Series A Preferred could have elected to have future dividends paid in cash in the event that during any sixty (60) trading day period commencing on or after June 1, 2010 the average closing price of the Company’s common stock was less than or equal to the Series A Preferred conversion price.  The dividend rate increased to 10.00% per annum as a result of the average closing price of the Company’s common stock during the last thirty (30) trading days of the quarter ending December 31, 2012 being less than $3.00 per share (the “Dividend Adjustment”).

    The Series B Preferred issued in July 2010 is entitled to receive, out of funds legally available therefore, dividends at a rate of 12%.  Three years following the date of issuance, dividends payable on the Series B Preferred are paid at the rate of 15% per annum and 18% per annum beginning five years from the date of issuance.  Dividends are payable quarterly in cash.

Holders of Record

    At September 23, 2013 there were 657 holders of record of our common stock, and 16,560,540 shares were issued and outstanding.  The number of holders of record and shares issued and outstanding was calculated by reference to the books and records of the Company’s transfer agent.

Issuance of Securities

    We issued shares of our common and preferred stock in unregistered transactions during fiscal year 2013. All of the shares of common and preferred stock issued in non-registered transactions were issued in reliance on Section 3(a)(9) and/or Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and were reported in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K filed with the Commission during the fiscal year ended June 30, 2013; provided, however, during the year ended June 30, 2013, the Company issued (i) 51,932 shares of common stock to directors in lieu of board compensation otherwise payable to such directors; (ii) 67,427 shares of common stock to Randall Fields, the Company’s Chief Executive Officer, and Fields Management, in consideration for certain amounts otherwise payable to Mr. Fields or Fields Management, as the case may be; and (iii) 33,644 shares of Series A Convertible Preferred to certain holders of such securities in lieu of dividends otherwise payable on the Series A Preferred.  No shares of common or preferred stock were issued subsequent to June 30, 2013, that have not been previously reported.

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

    Historically, the Company offered applications and related maintenance contracts to new customers for a one-time, non-recurring up front license fee. Although not completely abandoning the license fee and maintenance model, since the acquisition of Prescient Applied Intelligence, Inc. ("Prescient") in January 2009, the Company has focused its strategic initiatives and resources to marketing and selling prospective customers a subscription for its product offerings. In support of this strategic shift toward a subscription-based model, the Company has scaled its contracting process, streamlined its customer on-boarding and implemented a financial package that integrates multiple systems in an automated fashion. As a result, subscription based revenue has grown from $203,000 for the 2008 fiscal year to $8 million this year. During that same period our revenue has transitioned from 6% subscription revenue and 94% license and other revenue basis to 71% subscription revenue and 29% license and other revenue basis.

Recent Developments

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

    In addition to the agreement with CVS, the Company initiated test programs to provide services to two large national retailers with upwards of 12,000 stores combined nationwide. The Company expects the subscription revenue potential generated from these relationships to be significantly larger than any of the Company's existing client hubs within the grocery industry.

Stock Repurchase Program

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

Series A Redemption

    On March 15, 2013, the Company called for the redemption of all outstanding shares of its Series A Convertible Preferred Stock (“Series A Preferred”), pursuant to the Certificate of Designation of the Relative Rights, Powers and Preference of the Series A Preferred (the “Certificate of Designation”), which allowed the Company to, upon 30 days written notice, redeem all issued and outstanding shares of Series A Preferred for $10.00 per share (the “Series A Preferred Redemption”).  Holders of Series A Preferred could also elect to convert, rather than redeem, their shares of Series A Preferred into 3.33 shares of common stock, at $3.00 per share. The Company completed the Series A Preferred Redemption on April 15, 2013. All but one holder of Series A Preferred elected to convert their shares of Series A Preferred into shares of the Company’s common stock.

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

    The Company also entered into a Registration Rights Agreement with certain investors, wherein the Company agreed to register the shares of common stock, Investor Warrants and Placement Agent Warrants with the Securities and Exchange Commission (the “SEC”). In accordance with this Registration Rights Agreement, the Company filed a registration statement on Form S-3 with the SEC on April 15, 2013.  The registration statement was declared effective by the SEC on May 15, 2013.

Director Investment

    Concurrently with the Private Offering, the Company sold an aggregate total of 470,281 shares of its common stock to the directors of the Company for $3.60 per share, and five year warrants to purchase an aggregate total of 155,190 shares of common stock for $3.60 per share in a series of above-market private transactions (the “Director Investment”).

    On August 28, 2013, the Company sold an additional 232,558 shares of common stock, and five year warrants to purchase 76,744 shares of common stock to two of the Company’s directors at above-market prices on substantially the same terms as the Director Investment.

ResposiTrak Agreement

    Effective June 30, 2013, the Company, ReposiTrak, Inc. (“ReposiTrak”), and Levitt Partners, LLC (“Levitt”) entered into an Omnibus Subscription, Management and Option Agreement (the “Omnibus Agreement”), which agreement amends and restates the Subscription Agreement and Management and Operating Agreement, each dated April 1, 2012 (together, the “Original Agreements”).  Under the terms of the Omnibus Agreement, the Company agreed to continue providing certain management and business services to ReposiTrak, including powering ReposiTrak’s subscription-based analytical service of food and drug supply chains with the Company’s technologies for a three year term. In addition to certain subscription and management fees, the Company also has a nine-year option to purchase approximately 75% of the ReposiTrak’s issued and outstanding securities, on a fully diluted basis, for prices ranging from $0.15 - $1.17 per share.  As a result of the Omnibus Agreement, the Original Agreements terminated.

Fiscal Year

    Our fiscal year ends on June 30.  References to fiscal 2013 refer to the fiscal year ended June 30, 2013.

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

Results of Operations – Fiscal Years Ended June 30, 2013 and 2012

Revenue

	Fiscal Year Ended June 30,		Variance
	2013	2012	Dollars	Percent
Subscription	$8,025,025	$6,994,484	$1,030,541	15%
Other revenues	3,293,549	3,104,063	189,486	6%
Total revenue	$11,318,574	$10,098,547	$1,220,027	12%

    During the fiscal year ended June 30, 2013, the Company had total revenue of $11,318,574, compared to $10,098,547 for the year ended June 30, 2012, a 12% increase.  This $1,220,027 increase in total revenue was principally due to an increase of $1,030,541 in subscription revenue and an increase of $189,486 in other revenue, as more particularly described below.

    Management believes that the Company’s strategy of pursuing contracts with suppliers (“spokes”) to connect to retail customers (“hubs”) that have been added in the most recently completed fiscal year, including the service agreement with CVS Pharmacy, Inc., announced in July 2012, will continue to result in increased revenue during the fiscal year ending June 30, 2013, and in subsequent periods.  In addition, management believes that revenue in subsequent periods will increase as a result of the receipt of subscription payments from ReposiTrakTM resulting from the license of the Company’s technology necessary to power ResposiTrakTM. ResposiTrakTM enables grocery, supermarkets, packaged goods manufacturers, food processing facilities, drug stores and drug manufacturers, as well as logistics partners, to track and trace products and components to products throughout the food, drug and dietary supplement supply chains.

    Subscription Revenue

    Subscription revenue was $8,025,025 and $6,994,484 in 2013 and 2012 respectively, an increase of 15%.  This $1,030,541 increase in the year ended June 30, 2013 when compared with the year ended June 30, 2012 was principally due to (i) the increase of subscription customers added to the Company’s customer base, including ReposiTrak, which contributed approximately $1.1 million in new subscription revenue, and (ii) a $719,000 increase attributable to the growth of existing retailer and supplier subscriptions.  The increase in subscription revenue was partially offset by a decrease of approximately $802,000 resulting from the non-renewal of existing clients, including the non-renewal of a significant retail client and related connections in January 2012.  While no assurances can be given, the Company anticipates that revenue from subscription-based services will continue to increase on a year-over-year basis.

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

    Other Revenue

    Other revenue was $3,293,549 and $3,104,063 in 2013 and 2012, respectively, an increase of 6%.  This $189,486 increase in the year ended June 30, 2013 when compared with the year ended June 30, 2012 was principally due to (i) an increase in other revenue related to a management agreement with ReposiTrak and (ii) license sales to existing customers.  These increases were partially offset by (i) maintenance cancellations resulting in a net decrease in maintenance revenue of approximately $20,000 and (ii) a decrease in professional services revenue of $379,000 resulting from the shift to subscription based revenue.

    While these other sources of revenue will continue in future periods, management’s focus on recurring subscription-based revenue will cause license, maintenance and consulting services to fluctuate and be difficult to predict.

Cost of Revenue and Product Support

	Fiscal Year Ended June 30,		Variance
	2013	2012	Dollars	Percent
Cost of revenue and product support	$4,490,438	$4,581,765	$(91,327)	-2%
Percent of total revenue	40%	45%

    Cost of revenue and product support was $4,490,438 or 40% of total revenue, and $4,581,765 or 45% of total revenue for the years ended June 30, 2013 and 2012, respectively, a 2% decrease. This decrease of $91,327 for the year ended June 30, 2013 when compared with the same period ended June 30, 2012 is principally due to a $237,000 decrease in employee related expenses.  This decrease was partially offset by a $146,000 increase in infrastructure expansion and upgrades.

Sales and Marketing Expense

	Fiscal Year Ended June 30,		Variance
	2013	2012	Dollars	Percent
Sales and marketing	$3,054,361	$2,640,292	$414,069	16%
Percent of total revenue	27%	26%

    The Company’s sales and marketing expense was $3,054,361, or 27% of total revenue, and $2,640,292 or 26% of total revenue, for the fiscal years ended June 30, 2013 and 2012, respectively, a 16% increase.  This $414,069 increase over the previous year was primarily the result of (i) an increase of approximately $230,000 in employee related expenses, (ii) an increase of $116,000 in marketing costs and (iii) an increase of approximately $68,000 in other selling expenses.

General and Administrative Expense

	Fiscal Year Ended June 30,		Variance
	2013	2012	Dollars	Percent
General and administrative	$2,474,169	$2,949,108	$(474,939)	-16%
Percent of total revenue	22%	29%

    The Company’s general and administrative expense was $2,474,169, or 22% of total revenue, and $2,949,108 or 29% of total revenue for the years ended June 30, 2013 and 2012, respectively, a 16% decrease. This $474,939 decrease when comparing expenditures for the year ended June 30, 2013 with the same period ended June 30, 2012 is principally due to (i) a decrease of approximately $168,000 in employee related expenses; (ii) a decrease in professional fees of $131,000; (iii) a $116,000 decrease in bad debt due to increased collection efforts; and (iv) a decrease of $60,000 in other operational expenses.

Depreciation and Amortization Expense

	Fiscal Year Ended June 30,		Variance
	2013	2012	Dollars	Percent
Depreciation and amortization	$901,407	$900,094	$1,313	<1%
Percent of total revenue	8%	9%

    The Company’s depreciation and amortization expense was $901,407 and $900,094 for the year ended June 30, 2013 and 2012, respectively, remaining flat.

Other Income and Expense

	Fiscal Year Ended June 30,		Variance
	2013	2012	Dollars	Percent
Other gains	$-	$319,272	$(319,272)	-100%
Interest expense	(140,712)	(205,227)	(64,515)	-31%
Total other (expense) income	$(140,712)	$114,045	$(254,757)	-223%

    Net other (expense) income was net other expense of $140,712 when compared with net other income of $114,045 for the year ended June 30, 2013 and June 30, 2012, respectively. This $254,757 change is principally due to reduced note payable balances in the current year offset by a gain in the prior year.

Preferred Dividends

	Fiscal Year Ended June 30,		Variance
	2013	2012	Dollars	Percent
Preferred dividends	$911,580	$834,687	$76,893	9%
Percent of total revenue	8%	8%

    Dividends accrued on the Company’s Series A Preferred and Series B Preferred was $911,580 and $834,687 for the year ended June 30, 2013 and June 30, 2012, respectively.  Before the Series A Redemption in April 2013, holders of Series A Preferred were entitled to a 5.00% annual dividend payable quarterly in either cash or additional Series A Preferred at the option of the Company with fractional shares paid in cash.  This dividend rate increased to 10.00% per annum as a result of the average closing price of the Company’s common stock during the last thirty (30) trading days of the quarter ending December 31, 2012 being less than $3.00 per share (a “Dividend Adjustment”).  Holders of Series B Preferred are entitled to a 12.00% annual dividend payable quarterly in cash.

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

	Fiscal Year Ended June 30,		Variance
	2013	2012	Dollars	Percent
Cash and Cash Equivalents	$3,616,585	$1,106,176	$2,510,409	227%

    We have historically funded our operations with cash from operations, equity financings and debt borrowings. Cash and cash equivalents was $3,616,585 and $1,106,176 at June 30, 2013, and June 30, 2012, respectively.  This $2,510,409 increase from June 30, 2012 to June 30, 2013 was principally the result of approximately $4.34 million received from the Private Offering and Director Investment in March 2013. This cash was intended to finance the Series A Redemption, however, approximately 99% of the holders of shares of Series A Preferred elected to convert their shares of Series A Preferred into shares of common stock.

    Net Cash Flows from Operating Activities

	Fiscal Year Ended June 30,		Variance
	2013	2012	Dollars	Percent
Cash flows (used in) provided by operating activities	$(149,064)	$866,616	$(1,015,680)	-117%

    Net cash (used in) provided by operating activities is summarized as follows:

	2013	2012
Net income (loss)	$257,487	$(858,667)
Noncash expense and income, net	1,889,669	1,752,317
Net changes in operating assets and liabilities	(2,296,220)	(27,034)
	$(149,064)	$866,616

    Noncash expense increased by $137,352 in 2013 compared to 2012. Noncash expense increased as a result of a $319,000 gain in the 2012 that did not recur in 2013.  This increase was partially offset by a decrease in bad debt expense of $116,000 and a decrease in stock based compensation of $67,000.

    The net changes in operating assets and liabilities used $2,269,186 more cash in 2013 compared to 2012. This is primarily related to an increase in accounts receivable from the conversion of some accounts receivable to notes.  This increase was partially offset by a decrease in deferred and an increase prepaid expenses.

    Net Cash Flows from Investing Activities

	Fiscal Year Ended June 30,		Variance
	2013	2012	Dollars	Percent
Cash flows used in investing activities	$(445,744)	$(238,760)	$(206,984)	87%

    Net cash flows used in investing activities for the year ended June 30, 2013 was $445,744 compared to net cash flows used in investing activities of $238,760 for the year ended June 30, 2012.  This $206,984 increase in cash used in investing activities for the 2013 when compared to the same period in 2012 was the result of capitalization of leasehold improvements for the Company’s new corporate.

    Net Cash Flows from Financing Activities
	Fiscal Year Ended June 30,		Variance
	2013	2012	Dollars	Percent
Cash flows provided by (used in) financing activities	$3,105,217	$(2,139,909)	$5,245,126	245%

    Net cash flows provided by financing activities totaled $3,105,217 for the year ended June 30, 2013 compared to cash flows used in financing activities of $2,139,909 for the year ended June 30, 2012. The change in net cash used in financing activities is attributable to proceeds of approximately $4.34 million received from the Private Offering and Director Investment in March 2013, and lower debt payment in 2013 when compared to the same period in 2012.

    Working Capital and Management’s Plan

    At June 30, 2013, the Company had positive working capital of $1,124,476 when compared with negative working capital of $2,345,977 at June 30, 2012.  This $3,470,453 increase in working capital is principally due to proceeds received from the Private Offering and Director Investment in March 2013, an increase in prepaid expenses and decreases in deferred revenue and current notes payable during the year ended June 30, 2013.  Management currently believes that the Company will continue to increase its working capital position, and thereby reduce its indebtedness in subsequent periods utilizing existing cash resources and projected cash flow from operations.

	Fiscal Year Ended June 30,		Variance
	2013	2012	Dollars	Percent
Current assets	$6,403,860	$3,568,561	$2,835,299	80%

    Current assets at June 30, 2013 totaled $6,403,860, an increase of $2,835,299 when compared to $3,568,561 at June 30, 2012.  This 80% increase in current assets is due primarily proceeds from financing activities specifically the capital raise in March 2013, partially offset by normal fluctuations in operating assets.

	Fiscal Year Ended June 30,		Variance
	2013	2012	Dollars	Percent
Current liabilities	$5,279,384	$5,914,538	$635,154	11%

    Current liabilities totaled $5,279,384 and $5,914,538 as of June 30, 2013 and 2012, respectively.  The $635,154 comparative decrease in current liabilities is principally due to decreases in, deferred revenue, the current portion of notes and capital leases of $288,000, and accrued liabilities of $145,000.  These decreases were partially offset by an increase in accounts payable of $103,000.

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

Recent Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The main purpose of this Update is to clarify that the disclosures regarding offsetting assets and liabilities per ASU 2011-11 apply to derivatives including embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and lending transactions that are offset or subject to a master netting agreement. Other types of transactions are not impacted. This Update is effective for fiscal years beginning on or after January 1, 2013 and for all interim periods within that fiscal year. The Company doesn’t expect this Update to impact the Company’s financials since it does not have instruments noted in the Update that are offset.

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment, to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. The Company plans to adopt ASU 2012-02 for fiscal 2014 and does not believe that the adoption will have a material effect on the consolidated financial statements.

 ITEM 8.          FINANCIAL STATEMENTS

    The information required hereunder in this Annual Report on Form 10-K is set forth in the financial statements and the notes thereto beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

    Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

    Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our internal control over financial reporting was effective.

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

Officers and Directors

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

Name of Nominee	Age	Title

Randall K. Fields	66	President, Chief Executive Officer and Chairman
Edward L. Clissold	57	Chief Financial Officer, General Counsel
Robert P. Hermanns	70	Director
Robert W. Allen	70	Director
James R. Gillis	60	Director
William S. Kies, Jr.	61	Director
Richard Juliano	65	Director
Austin F. Noll, Jr.	69	Director
Ronald C. Hodge	64	Director

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

    Richard Juliano joined the Board of Directors in October 2012. Mr. Juliano is currently engaged with The Radian Group, based in Minneapolis, and operates his own consulting firm. He began his career with Giant Eagle Super Markets, becoming the Senior Vice President and General Manager of the GM/HBC Division and then Senior Vice President of Merchandising and Marketing of the Phar-Mor Division. Mr. Juliano then served as Executive Vice President at Thrifty Payless Drug and Vice President of Marketing and Merchandising at Genuardis Family Markets in Philadelphia. Most recently, he was a senior executive at SUPERVALU, joining the company as Executive Vice President of Supply Chain Services for the Central Region and then moving to the Corporate Retail group as Vice President, GM/HBC, and ultimately Group Vice President of Center Store Merchandising. Mr. Juliano has served on the Red Cross of Columbiana County Board of Directors, National Association of Chain Drug Stores Advisory Board, Global Market Development Center Board of Directors and Youngstown State University Athletic Board. He currently is on the President’s Innovative Network Board at GMDC.

    The Nominating and Corporate Governance Committee believes that Mr. Juliano’s knowledge and experience with supply chain management for large grocery retailers allows him to substantively contribute to the Company’s business plan both with existing grocery clients, and new clients as the Company expands its business beyond the grocery industry.

    Austin F. Noll, Jr. joined the Board of Directors in October 2012. Mr. Noll is the owner of Austin Noll & Associates, a trade relations and industry affairs consultancy based in New Jersey. Mr. Noll started his career with General Foods, spending 22 years in sales related positions. He then became Vice President of Trade Relations for the grocery division of Borden, Inc., and was promoted to Vice President of Industry and Trade Relations, before moving to Nabisco, Inc. as Senior Vice President of Industry and Trade Relations.  Mr. Noll has served on the Trade Advisory Boards of Grocery Manufacturing Association, Food Marketing Institute, National Grocers Association, North American Wholesale Grocers Association, Western Association of Food Chains and IGA. He is currently a member of the Board of Directors of Food for All and a founding member of the Trade Advisory Board of Instant Combo Savings.

    The Nominating and Corporate Governance Committee believes that Mr. Noll’s experience working for and advising national food retailers provides a unique perspective to the Company that is particularly beneficial as the Company continues to expand its client base within the grocery industry.

    Ronald C. Hodge joined the Board of Directors in February 2013. Mr. Hodge is an advisor to Delhaize America, LLC, a role he transitioned into following his time as Delhaize America’s Chief Executive Officer from March 2011 to October 2012. Prior to Delhaize America, Mr. Hodge served as Executive Vice President and Chief Executive Officer of Hannaford Bros. Co. He joined Hannaford in 1980 and has served in various executive roles, including Vice President and General Manager of Hannaford’s New York Division, Senior Vice President of Retail Operations, Executive Vice President of Sales and Marketing, and Executive Vice President and Chief Operating Officer. He became President of Hannaford in December 2000 and Chief Executive Officer in 2001. While leading the start-up of Hannaford’s entry into upstate New York, Mr. Hodge was elected Chairman of the New York State Food Merchant’s Association, and served on several Community Agency Boards of Directors. He chaired the Northeastern New York United Way Campaign in 1995 and was selected as the New York Capital Region’s Citizen of the Year in 1996. Mr. Hodge holds a Bachelor of Science degree in business administration from Plymouth State College, Plymouth, New Hampshire.

    The Nominating and Corporate Governance Committee believes that Mr. Hodge’s 33 years of management experience in the grocery industry, including leading the successful expansion of Hannaford Bros. Co., provides the Company with valuable industry knowledge and insight as the Company continues to grow its scan-based technologies to an expanding client base.

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

    To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2013, each of our directors failed to report the issuance of shares to them in consideration for the payment of director fees owed to them during such fiscal year and/or had one or more late filings related to the acquisition and/or disposition of securities.

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

Audit Committee

    The Audit Committee provides assistance to the Board of Directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy it that the accountants are independent of management. The Audit Committee currently consists of Robert W. Allen  (Chairman), Richard Juliano and James R. Gillis, each of whom is a non-management member of our Board of Directors. We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002 and the current rules of the Securities and Exchange Commission rules and regulations.

Compensation Committee

    The Compensation Committee determines our general compensation policies and the compensation provided to our directors and officers. The Compensation Committee also reviews and determines bonuses for our officers and other employees. In addition, the Compensation Committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers our stock option plans and employee stock purchase plan. The Compensation Committee currently consists of James R. Gillis (Chairman), Robert W. Allen and Richard Juliano, each of whom is a non-management member of our Board of Directors. We believe that the composition of our Compensation Committee meets the criteria for independence under, and the functioning of our Compensation Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002 and the current rules of the Securities and Exchange Commission rules and regulations.

Nominating and Corporate Governance Committee

    The Nominating and Corporate Governance Committee is responsible for making recommendations to the Board of Directors regarding candidates for directorships and the size and composition of the Board. In addition, the Nominating and Corporate Governance Committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the Board concerning corporate governance matters. The current members of the Nominating and Corporate Governance committee are William S. Kies, Jr. (Chairman), James R. Gillis, Robert P. Hermanns and Austin F. Noll, Jr. We believe that the composition of our Nominating and Corporate Governance Committee meets the criteria for independence under, and the functioning of our Nominating and Corporate Governance Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002 and the current rules of the Securities and Exchange Commission rules and regulations.

ITEM 11.	EXECUTIVE COMPENSATION

    The following table sets forth information concerning the compensation paid to the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer, who was the only member of management serving as executive officers as of June 30, 2013 whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($) (1)		All Other Compensation ($)		Total ($)
Randall K. Fields	2013	375,000	(2)	73,125	66,000	(3)	79,492	(4)	593,617
Chief Executive Officer and Chairman of the Board	2012	375,000	(2)	165,625	66,000	(3)	72,471	(4)	679,096
Edward L. Clissold	2013	144,417		-	3,885		-		148,302
Chief Financial Officer	2012	83,000		-	3,192		-		86,192

(1)
Stock awards consist solely of shares of restricted common stock. Amounts shown do not reflect compensation actually received by the Named Executive Officer. Instead, the amounts shown are the compensation costs recognized by the Company during the fiscal year for stock awards as determined pursuant to FAS 123R.

(2)	$325,000 of Mr. Fields’ cash compensation was paid to Fields Management, Inc., a management company wholly-owned by Mr. Fields, during 2013 and 2012, respectively.
(3)
Represents the value of 60,000 shares of common stock issued to Fields Management, Inc. which vested during the reporting period.  The shares were originally issued in July 2009 under the terms of a Services Agreement between the Company and Fields Management, Inc., and are valued as of the date of issuance, or $1.10 per share.

(4)
These amounts include premiums paid on life insurance policies of $25,344 for each of 2013 and 2012; computer related expenses of $6,000 and $7,113 for 2013 and 2012, respectively; Company car related expenses of $16,958 and $18,363 for 2013 and 2012, respectively; medical premiums of $19,190 and $9,651 for 2013 and 2012, respectively; and reimbursement for certain accounting services of $12,000 for each of 2013 and 2012, respectively.

Employment Arrangements

    During the year ended June 30, 2013, the Company had an Employment Agreement with its Chief Executive Officer, Randall K. Fields, pursuant to which Mr. Fields was employed by the Company in the position of Sales Department Manager through June 30, 2013 for annual compensation of $50,000.  The Company also had a Services Agreement with Fields Management, Inc. (“FMI”), to provide certain executive management services to the Company, including designating Mr. Fields to perform the functions of President and Chief Executive Officer for the Company (“Executive”) through June 30, 2013. Randall K. Fields, FMI’s designated Executive, who currently serves as the Company’s Chairman of the Board, President and Chief Executive Officer, controls FMI. Under the terms of the Services Agreement,  FMI was paid an annual base fee of $325,000, payable in equal semi-monthly installments.  In addition, FMI was entitled to the following:

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

    The Company was also obligated to maintain a term life insurance policy in the name of the Executive for $10 million, with the beneficiary to be designated by the Executive.

    Following the end of fiscal 2013, the Company and Mr. Fields entered into a new Employment Agreement, and the Company and FMI entered into a new Services Agreement, which agreements govern the terms of Mr. Fields’s position as Sales Department Manager and FMI’s relationship with the Company, respectively, until June 30, 2018. The new Employment Agreement and Services Agreement are described in Note 17, “Subsequent Events”, in the notes to the Company’s condensed consolidated financial statements.

Director Compensation

    The outside directors of the Company, consisting of Messrs. Gillis, Allen, Hermanns, Kies, Juliano, Noll and Hodge receive the following compensation:

●
annual cash compensation of $10,000 payable at the rate of $2,500 per quarter. The Company has the right to pay this amount in the form of shares of Common Stock, and did so for all compensation owed directors during fiscal 2013; and

●
Upon appointment, outside independent directors receive a grant of $150,000 payable in shares of the Company’s restricted Common Stock calculated based on the market value of the shares of Common Stock on the date of grant. The shares vest ratably over a five-year period.

    The following table sets forth information concerning director compensation earned during fiscal year 2013:

Name	Stock Awards ($) (1)	Total ($)

Robert P. Hermanns	10,000	10,000
Robert W. Allen	25,000	25,000
James R. Gillis	25,000	25,000
William S. Kies, Jr.	25,000	25,000
Richard Juliano	7,500	7,500
Austin F. Noll, Jr.	7,500	7,500
Ronald C. Hodge	5,000	5,000
Peter Brennan (2)	2,500	2,500

(1)
Stock awards consist solely of stock grants of fully vested common stock.  Amounts shown do not reflect compensation actually received by the director.  Instead, the amounts shown reflect the compensation costs recognized by the Company during the fiscal year for stock awards as determined pursuant to FAS 123R.

(2)	Mr. Brennan resigned from the Board of Directors during fiscal 2013, on October 19, 2012.

401(k) Retirement Plan

    The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code.  The Company utilizes ADP, Inc. as its administrator and trustee of the Company’s 401(k) plan. Employees who have attained the age of 18 are eligible to participate.  The Company, at its discretion, may match employee’s contributions at a percentage determined annually by the Board of Directors.  The Company does not currently match contributions.

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

Stock Options and Warrants

    The Company has stock option plans that enable it to issue to officers, directors, consultants and employees nonqualified and incentive options to purchase common stock.  At June 30, 2013, a total of 12,300 of such options were outstanding with exercise prices ranging from $1.50 to $2.50 per share.

    At June 30, 2013 a total of 423,810 warrants to purchase shares of common stock were outstanding.  The outstanding warrants were issued in connection with the Series A Private Offering and director investments in March 2013. These warrants have an exercise prices ranging from $3.50 to $3.60 per share and expire March 14, 2018.

Compensation Committee Interlocks and Insider Participation

    No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The following table sets forth information regarding shares of Series B Preferred beneficially owned as of September 23, 2013 by:

(i)	Each of our officers and directors;
(ii)	All officer and directors as a group; and
(iii)
Each person known by us to beneficially own five percent or more of the outstanding shares of our preferred stock.  Percent ownership is calculated based on 411,927 shares of Series B Preferred Stock outstanding at September 23, 2013.

Name	Series B Convertible Preferred Stock		% Ownership of Class
Robert W. Allen	52,301		12.70%
Riverview Financial Corp.	359,626	(1)	87.30%
Randall K. Fields	359,626	(2)	87.30%
 *Less than 1%

(1)	Includes 10,000 shares of Series B Preferred held in the name Julie Fields, Mr. Fields spouse.
(2)
Includes 349,626 shares of Series B Preferred held in the name of Riverview Financial Corp. and 10,000 shares of Series B Preferred in the name of Julie Fields. Mr. Fields is the beneficial owner of Riverview Financial Corp. and spouse of Mrs. Fields.

    The following table sets forth information regarding shares of our common stock beneficially owned as of September 23, 2013 by:  (i) each of our officers and directors, (ii) all officers and directors as a group and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock.

Name	Common Stock		Common Stock Warrants Exercisable Within 60 Days		Total Stock and Stock Based Holdings(1)	% Ownership of Class
Randall K. Fields (2)	5,774,206	(3)(4)	6,875	(5)	5,781,081	33.1%
Edward L. Clissold (2)	10,371		-		10,371	*
Robert Hermanns (2)	114,028		18,333	(5)	132,361	*
James R. Gillis (2)	148,106		-		148,106	*
Robert W. Allen (2)	808,521	(6)	71,414	(7)	879,935	5.3%
William S. Kies, Jr. (2)	14,775		2,750	(5)	17,525	*
Richard Juliano (2)	7,398		1,833	(5)	9,231	*
Austin F. Noll, Jr. (2)	18,509		5,500	(5)	24,009	*
Ronald C. Hodge (2)	350,493		115,329	(8)	465,822	2.8%
Directors Group (9 persons)	7,246,407		222,034		7,468,441	41.9%
Goldman Capital Management	1,404,854		-		1,404,854	8.5%
*Less than 1%

(1)
For purposes of this table “beneficial ownership” is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares that such person or group has the right to acquire within 60 days after September 23, 2013. For purposes of computing the percentage of outstanding common shares held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days after September 23, 2013, are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group.  As of September 23, 2013, there were 16,560,540 shares of our common stock issued and outstanding.  There were also outstanding warrants entitling the holders to purchase 225,129 shares of our common stock owned by officers and/or directors of the Company.

(2)	Officers and directors of the Company.
(3)
Includes 243,253 shares of common stock held in the name of Fields Management, Inc., of which Mr. Fields is the beneficial owner, 651,152 shares of common stock held in the name of Riverview Financial Corp., of which Mr. Fields is the beneficial owner, and 30,667 held by Mr. Fields’ spouse, Julie Fields.

(4)
Includes 874,065 shares issuable upon conversion of 349,626 shares of Series B Preferred held by Riverview Financial Corp., of which Mr. Fields is the beneficial owner, and 25,000 shares issuable upon conversion of 10,000 shares of Series B Convertible Preferred held Mr. Fields’ spouse, Julie Fields.

(5)	Warrant is exercisable for $3.60 per share and expires on March 14, 2018 or March 15, 2018.
(6)	Includes 118,933 shares of common stock held in trust, in which Mr. Allen is the trustee. Includes 130,753 shares issuable upon conversion of 52,301 shares of Series B Preferred held by Mr. Allen.
(7)	Includes warrants for 45,833 and 25,581 which are exercisable for $3.60 and $6.45 per share and expire on March 14, 2018 and August 27, 2018, respectively.
(8)	Includes warrants for 64,166 and 51,163 which are exercisable for $3.60 and $6.45 per share and expire on March 14, 2018 and August 27, 2018, respectively.

Change in Control

    The Company is not currently engaged in any activities or arrangements that it anticipates will result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

    The Board has determined that all of its members, other than Mr. Fields, who serves as the Company’s Chief Executive Officer, are “independent” within the meaning of Section 803(A) of the NYSE MKT Company Guide, and Securities and Exchange Commission rules regarding independence.

    We maintain separately designated audit, compensation and nominating committees. In applying the independence standards applicable to audit, compensation and nominating committee members, each of the members of such committees are considered independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

    We incurred approximately $60,100 and $62,500 in audit fees during the years ended June 30, 2013 and 2012, respectively, to HJ & Associates, LLC.

Audit Related Fees

    There were no fees billed for audit-related services not disclosed in “Audit Fees” above.

All Other Fees

    We incurred approximately $11,000 and $14,000 in tax preparation fees during the years ended June 30, 2013 and 2012. No other fees were billed for services rendered by our principal accountants for the years ended June 30, 2013 or 2012.

Compatibility of Certain Fees with Independent Accountants’ Independence

    The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by HJ & Associates, LLC in fiscal 2013 and 2012. Such procedures govern the ways in which the Audit Committee pre-approves audit and various categories of non-audit services that the auditor provides to the Company.  Services which have not received pre-approval must receive specific approval of the Audit Committee. The Audit Committee is to be informed of each such engagement in a timely manner, and such procedures do not include delegation of the Audit Committee’s responsibilities to management.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits, Financial Statements and Schedules

    The Condensed Consolidated Financial Statements of the Company and its subsidiaries are filed as part of this Report:

●	Report of Independent Registered Public Accounting Firm
●	Condensed Consolidated Balance Sheets as of June 30, 2013 and June 30, 2012
●	Condensed Consolidated Statements of Operations for the years ended June 30, 2013 and 2012
●	Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended June 30, 2013 and 2012
●	Condensed Consolidated Statements of Cash Flows for the years ended June 30, 2013 and 2012
●	Notes to Condensed Consolidated Financial Statements

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, Dated August 28, 2008 (1)
2.2	Form of Stock Purchase Agreement (1)
2.3	Form of Stock Voting Agreement (1)
2.4	Form of Promissory Note (2)
3.1	Articles Of Incorporation (3)
3.2	Certificate Of Amendment (4)
3.3	Certificate of Amendment (5)
3.4	Bylaws (3)
4.1	Certificate of Designation of the Series A Convertible Preferred Stock (6)
4.2	Certificate of Designation of the Series B Convertible Preferred Stock (7)
10.1	Placement Agent Agreement (8)
10.2	Warrant to Purchase Common Stock, Dated June 14, 2006 (9)
10.3	Securities Purchase Agreement (9)
10.4	Warrant to Purchase Common Stock, Dated June 30, 2006 (5)
10.5	Stock Purchase Agreement (6)
10.6	Warrant to Purchase Common Stock, dated June 1-22, 2007 (6)
10.7	Warrant to Purchase Common Stock, dated June 22, 2007 (6)
10.8	Warrant to Purchase Common Stock issued to Taglich Brothers, Inc. (10)
10.9	Form of Securities Purchase Agreement, dated January 12, 2009 (10)
10.10	Securities Purchase Agreement, dated January 12, 2009, by and between the Company and Robert W. Allen (10)
10.11	Securities Purchase Agreement, dated January 12, 2009, by and between the Company and Taglich Brothers, Inc. (10)
10.12	Subordinated Promissory Note, dated April 1, 2009, issued to Riverview Financial Corporation (10)
10.13	Amendment to Loan Agreement and Note, by and between U.S. Bank National Association and the Company, dated September 15, 2009 (11)
10.14	Term Note, dated September 30, 2009 (11)
10.15	Amendment to Loan Agreement and Note, by and between U.S. Bank National Association and the Company, dated September 30, 2009 (12)
10.16	Term Loan Agreement, by and between U.S. Bank National Association and the Company, dated May 5, 2010 (13)
10.17	Amendment to Loan Agreement and Note, by and between U.S. Bank National Association and the Company, dated May 5, 2010 (13)
10.18	Promissory Note, dated August 25, 2009, issued to Baylake Bank (13)
10.19	ReposiTrack Omnibus Subscription Agreement *
10.20	ReposiTrack Promissory Note *
10.21	Fields Employment Agreement *
10.22	Services Agreement *
14.1	Code of Ethics and Business Conduct (14)
21	List of Subsidiaries (15)
23	Consent of HJ & Associates, LLC, dated September 23, 2013 *
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from our Form 8-K dated September 3, 2008.
(2)	Incorporated by reference from our Form 8-K dated September 15, 2008.
(3)	Incorporated by reference from our Form DEF 14C dated June 5, 2002.
(4)	Incorporated by reference from our Form 10-QSB for the year ended Sept 30, 2005.
(5)	Incorporated by reference from our Form 10-KSB dated September 29, 2006.
(6)	Incorporated by reference from our Form 8-K dated June 27, 2007.
(7)	Incorporated by reference from our Form 8-K dated July 21, 2010.
(8)	Incorporated by reference from our Form 8-K dated June 14, 2006.
(9)	Incorporated by reference from our Form SB-2/A dated October 20, 2006.
(10)	Incorporated by reference from our Form 8-K dated September 30, 2009.
(11)	Incorporated by reference from our Form 8-K dated October 1, 2009.
(12)	Incorporated by reference from our Form 8-K dated May 6, 2010.
(13)	Incorporated by reference from our Form 8-K dated August 25, 2009.
(14) (15)	Incorporated by reference from our Form 10-KSB dated September 30, 2008. Incorporated by reference from out Form 10-K dated September 13, 2011.
*	Filed herewith

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK CITY GROUP, INC.
(Registrant)

Date: September 23, 2013	By: /s/ Randall K. Fields
Principal Executive Officer, Chairman of the Board and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall K. Fields	Chairman of the Board and Director,	September 23, 2013
Randall K. Fields	Chief Executive Officer (Principal Executive Officer)
/s/ Edward L. Clissold	Chief Financial Officer, General Counsel	September 23, 2013
Edward L. Clissold	(Principal Financial Officer & Principal Accounting Officer)
/s/ Robert W. Allen	Director, and Compensation	September 23, 2013
Robert W. Allen	Committee Chairman
/s/ James R. Gillis	Director	September 23, 2013
James R. Gillis

/s/ Robert P. Hermanns	Director	September 23, 2013
Robert P. Hermanns
/s/ William S. Kies, Jr.	Director	September 23, 2013
William S. Kies, Jr.
/s/ Richard Juliano	Director	September 23, 2013
Richard Juliano
/s/ Austin F. Noll, Jr.	Director	September 23, 2013
Austin F. Noll, Jr.
/s/ Ronald C. Hodge	Director	September 23, 2013
Ronald C. Hodge

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Park City Group, Inc. and Subsidiaries
Park City, Utah

We have audited the accompanying consolidated balance sheets of Park City Group, Inc. and subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park City Group, Inc. and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/  HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
September 23, 2013

PARK CITY GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Assets	June 30, 2013	June 30, 2012

Current Assets:
Cash and cash equivalents	$3,616,585	$1,106,176
Receivables, net of allowance of $190,000 and $220,000 at June 30, 2013 and 2012, respectively	2,383,366	2,290,859
Prepaid expense and other current assets	403,909	171,526

Total current assets	6,403,860	3,568,561

Property and equipment, net	671,959	559,140

Other assets:
Deposits and other assets	14,866	20,697
Note receivable	1,622,863	-
Customer relationships	2,340,335	2,762,651
Goodwill	4,805,933	4,805,933
Capitalized software costs, net	73,082	219,248

Total other assets	8,857,079	7,808,529

Total assets	$15,932,898	$11,936,230

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$653,655	$550,846
Accrued liabilities	1,096,982	1,242,328
Deferred revenue	1,777,326	2,081,459
Capital lease obligations	-	41,201
Line of credit	1,200,000	1,200,000
Note payable	551,421	798,704

Total current liabilities	5,279,384	5,914,538

Long-term liabilities:
Notes payable, less current portion	310,642	711,571
Other long-term liabilities	101,500	-

Total liabilities	5,691,526	6,626,109

Commitments and contingencies

Stockholders' equity:
Series A Convertible Preferred stock, $0.01 par value, 30,000,000 shares authorized; 0 and 685,671 shares issued and outstanding at June 30, 2013 and 2012, respectively	-	6,857
Series B Convertible Preferred stock, $0.01 par value, 30,000,000 shares authorized; 411,927 shares issued and outstanding at June 30, 2013 and 2012	4,119	4,119
Common stock, $0.01 par value, 50,000,000 shares authorized; 16,128,530 and 12,087,431 issued and outstanding at June 30, 2013 and June 30, 2012, respectively	161,285	120,874
Additional paid-in capital	43,314,986	37,763,196
Accumulated deficit	(33,239,018)	(32,584,925)

Total stockholders' equity	10,241,372	5,310,121

Total liabilities and stockholders' equity	$15,932,898	$11,936,230

See accompanying notes to condensed consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	For the Years Ended June 30,
	2013	2012
Revenue:
Subscriptions	$8,025,025	$6,994,484
Other revenues	3,293,549	3,104,063

Total revenue	11,318,574	10,098,547

Operating expenses:
Cost of revenue and product support	4,490,438	4,581,765
Sales and marketing	3,054,361	2,640,292
General and administrative	2,474,169	2,949,108
Depreciation and amortization	901,407	900,094
Total operating expense	10,920,375	11,071,259

Income (loss) from operations	398,199	(972,712)

Other (expense) income:
Other gains	-	319,272
Interest expense, net	(140,712)	(205,227)

Total other (expense) income	(140,712)	114,045

Income (loss) before income taxes	257,487	(858,667)

(Provision) benefit for income taxes	-	-

Net income (loss)	257,487	(858,667)

Dividends on preferred stock	(911,580)	(834,687)

Net loss applicable to common shareholders	$(654,093)	$(1,693,354)

Weighted average shares, basic and diluted	13,246,000	11,780,000
Basic and diluted loss per share	$(0.05)	$(0.14)

See accompanying notes to condensed consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the Years Ended June 30, 2013 and 2012

	Series A		Series B
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2011	667,955	$6,680	411,927	$4,119	11,612,460	$116,125	$36,088,584	$(30,891,571)	$5,323,937

Conversion of Preferred stock	(16,001)	(160)	-	-	53,335	533	(373)	-	-
Stock issued for:
Compensation	-	-	-	-	271,883	2,719	843,980	-	846,765
Dividends	33,717	337	-	-	-	-	336,043	-	336,380
Preferred Dividends-Declared	-	-	-	-	-	-	-	(834,687)	(834,687)
Exercise of Options/ Warrants	-	-	-	-	149,753	1,498	494,897	-	496,395

Net loss	-	-	-	-	-	-	-	(858,667)	(858,667)
Balance, June 30, 2012	685,671	6,857	411,927	4,119	12,087,431	120,874	37,763,196	(32,584,925)	5,310,121

Conversion of Preferred stock	(733,605)	(7,336)	-	-	2,445,371	24,454	(17,118)	-	-
Redemption of Preferred stock	(2,172)	(22)	-	-	-	-	(21,698)	-	(21,720)
Stock issued for:
Compensation	-	-	-		276,988	2,770	783,573	-	786,343
Cash	-	-	-		1,288,096	12,881	4,306,780	-	4,319,661
Dividends	50,106	501	-		-	-	500,559	-	501,060
Preferred Dividends-Declared	-	-	-	-	-	-	-	(911,580)	(911,580)
Exercise of Options/ Warrants	-	-	-	-	30,644	306	(306)	-	-

Net income	-	-	-	-	-	-	-	257,487	257,487
Balance, June 30, 2013	-	$-	411,927	$4,119	16,128,530	$161,285	$43,314,986	$(33,239,018)	$10,241,372

See accompanying notes to condensed consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
	For the Years Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$257,487	$(858,667)
Adjustments to reconcile net income (loss)to net cash (used in) provided by operating activities:
Depreciation and amortization	901,407	900,093
Bad debt expense	144,617	260,402
Stock compensation expense	843,645	911,094
Other gains	-	(319,272)
Decrease (increase) in:
Trade receivables	(1,859,987)	(491,488)
Prepaids and other assets	(226,552)	97,621
Increase (decrease) in:
Accounts payable	102,809	(184,073)
Accrued liabilities	(8,357)	132,679
Deferred revenue	(304,133)	418,227

Net cash (used in) provided by operating activities	(149,064)	866,616

Cash Flows From Investing Activities:
Purchase of property and equipment	(445,744)	(238,760)

Net cash used in investing activities	(445,744)	(238,760)

Cash Flows From Financing Activities:
Proceeds from issuance of stock	4,162,920	-
Proceeds from issuance of note payable	176,797	310,231
Proceeds from employee stock plans	156,741	141,827
Proceeds from exercise of options and warrants	-	496,393
Series A redemption	(21,720)	-
Dividends paid	(503,311)	(494,312)
Payments on notes payable and capital leases	(866,210)	(2,594,048)

Net cash provided by (used in) financing activities	3,105,217	(2,139,909)

Net increase (decrease) in cash and cash equivalents	2,510,409	(1,512,053)

Cash and cash equivalents at beginning of period	1,106,176	2,618,229

Cash and cash equivalents at end of period	$3,616,585	$1,106,176

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$142,491	$281,269

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Common Stock to pay accrued liabilities	$786,343	$704,938
Dividends accrued on preferred stock	$911,580	$834,687
Dividends paid with preferred stock	$501,060	$336,380
Conversion of accounts receivable into notes receivable	$1,622,863	$-

See accompanying notes to condensed consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and June 30, 2012

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

    In addition to the agreement with CVS, the Company initiated test programs to provide services to two large national retailers with upwards of 12,000 stores combined nationwide. The Company expects the subscription revenue potential generated from these relationships to be significantly larger than any of the Company's existing client hubs within the grocery industry.

Stock Repurchase Program

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

Series A Redemption

    On March 15, 2013, the Company called for the redemption of all outstanding shares of its Series A Convertible Preferred Stock (“Series A Preferred”), pursuant to the Certificate of Designation of the Relative Rights, Powers and Preference of the Series A Preferred (the “Certificate of Designation”), which allowed the Company to, upon 30 days written notice, redeem all issued and outstanding shares of Series A Preferred for $10.00 per share (the “Series A Preferred Redemption”).  Holders of Series A Preferred could also elect to convert, rather than redeem, their shares of Series A Preferred into 3.33 shares of common stock, at $3.00 per share. The Company completed the Series A Preferred Redemption on April 15, 2013. All but one holder of Series A Preferred elected to convert their shares of Series A Preferred into shares of the Company’s common stock.

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

    The Company also entered into a Registration Rights Agreement with certain investors, wherein the Company agreed to register the shares of common stock, Investor Warrants and Placement Agent Warrants with the Securities and Exchange Commission (the “SEC”). In accordance with this Registration Rights Agreement, the Company filed a registration statement on Form S-3 with the SEC on April 15, 2013.  The registration statement was declared effective by the SEC on May 15, 2013.

Director Investment

    Concurrently with the Private Offering, the Company sold an aggregate total of 470,281 shares of its common stock to the directors of the Company for $3.60 per share, and five year warrants to purchase an aggregate total of 155,190 shares of common stock for $3.60 per share in a series of above-market private transactions (the “Director Investment”).

    On August 28, 2013, the Company sold an additional 232,558 shares of common stock, and five year warrants to purchase 76,744 shares of common stock to two of the Company’s directors at above-market prices on substantially the same terms as the Director Investment.

ResposiTrak Agreement

    Effective June 30, 2013, the Company, ReposiTrak, Inc. (“ReposiTrak”), and Levitt Partners, LLC (“Levitt”) entered into an Omnibus Subscription, Management and Option Agreement (the “Omnibus Agreement”), which agreement amends and restates the Subscription Agreement and Management and Operating Agreement, each dated April 1, 2012 (together, the “Original Agreements”).  Under the terms of the Omnibus Agreement, the Company agreed to continue providing certain management and business services to ReposiTrak, including powering ReposiTrak’s subscription-based analytical service of food and drug supply chains with the Company’s technologies for a three year term. In addition to certain subscription and management fees, the Company also received a nine-year option to purchase approximately 75% of the ReposiTrak’s issued and outstanding securities, on a fully diluted basis, for prices ranging from $0.15 - $1.17 per share.  As a result of the Omnibus Agreement, the Original Agreements terminated. For the year ended June 30, 2013, total revenue attributable to ReposiTrak under the Original Agreements was approximately $1.88 million, of which $1.6 million was paid in the form of a promissory note isused by ReposiTrak to the Company.

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

    The Company's accounts receivable are derived from sales of products and services primarily to customers operating multi-location retail and grocery stores.  Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

    During the years ended June 30, 2013 and 2012, the Company had one customer that accounted for 11% of subscription revenue.

Allowance for Doubtful Accounts Receivable

    The Company offers credit terms on the sale of the Company’s products to a significant majority of the Company’s customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience and a specific review of accounts receivable at the end of each period. As of June 30, 2013 and 2012, the allowance for doubtful accounts was $190,000 and $220,000, respectively.

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

Warranties

    The Company offers a limited warranty against software defects.  Customers who are not completely satisfied with their software purchase may attempt to be reimbursed for their purchases outside the warranty period.  For the years ending June 30, 2013 and 2012, the Company did not incur any expense associated with warranty claims.

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

    During 2013 and 2012 capitalized development costs of $146,166 and $146,166, respectively, were amortized into expense.  The Company amortizes its developed and purchased software on a straight-line basis over three and five years, respectively.

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

    For the year ended June 30, 2013 and 2012 options and warrants to purchase 436,110 and 62,880 shares of common stock, respectively, were not included in the computation of diluted EPS due to the anti-dilutive effect.  Options and warrants to purchase shares of common stock were outstanding at prices ranging from $1.50 to $3.60 per share at June 30, 2013.

    For the year ended June 30, 2013 and 2012, 1,029,818 and 3,315,388 shares of common stock issuable upon conversion of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) and Series B Convertible Preferred Stock (“Series B Preferred”), respectively, were not included in the diluted EPS calculation as the effect would have been anti-dilutive.

	Year ended June 30, 2013	Year ended June 30, 2012
Dilutive effect of options and warrants	-	-
Weighted average shares outstanding assuming dilution	13,246,000	11,780,000

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

    The following table summarizes information about fixed stock options and warrants outstanding at June 30, 2013:

	Options and Warrants Outstanding at June 30, 2013			Options and Warrants Exercisable at June 30, 2013
Range of exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$1.50 - $2.50	12,300	0.07	$1.61	12,300	$1.61
$3.50 - $3.60	423,810	4.71	3.54	423,810	3.54
	436,110	4.57	$3.48	436,110	$3.48

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

     Certain prior-year amounts have been reclassified to conform with the current year's presentation.

NOTE 3.	LIQUIDITY AND MANAGEMENT’S PLAN

    Historically, the Company has financed its operations through operating revenue, loans from directors, officers, stockholders, loans from the Chief Executive Officer and majority shareholder and private placements of equity securities.

    At June 30, 2013, the Company had positive working capital of $1,124,476 when compared with negative working capital of $2,345,977 at June 30, 2012.  This $3,470,453 increase in working capital is principally due to the receipt of proceeds from the Private Offering and Director Investment in March 2013, and decreases in deferred revenue and current notes payable during the period ended June 30, 2013.  While no assurances can be given, management currently believes that the Company will continue to increase its working capital position, and thereby reduce its indebtedness in subsequent periods utilizing existing cash resources and projected cash flow from operations.  In addition, management may also refinance or restructure certain of the Company’s indebtedness to extend the maturities of such indebtedness to address its short- and long-term working capital requirements.  Management believes that these initiatives will enable us to address our debt service requirements during the next twelve months, as well as fund our currently anticipated operations and capital spending requirements.  The financial statements do not reflect any adjustments should cash flow from operations be insufficient to meet our spending and debt service requirements, and we are otherwise unable to refinance or restructure our indebtedness.

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

NOTE 4.	RECEIVABLES

    Accounts receivable consist of the following at June 30:

	2013	2012
Accounts receivable	$2,573,366	$2,510,859
Allowance for doubtful accounts	(190,000)	(220,000)
	$2,383,366	$2,290,859

    Accounts receivable consist of trade accounts receivable and unbilled amounts recognized as revenue during the year for which invoices were sent subsequent to year-end.  Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

NOTE 5.	PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and consist of the following at June 30:

	2013	2012
Computer equipment	$2,444,129	$2,236,625
Furniture and fixtures	321,281	314,823
Leasehold improvements	231,782	141,043
	2,997,192	2,692,491
Less accumulated depreciation and amortization	(2,325,233)	(2,133,351)
	$671,959	$559,140

    Depreciation expense for the years ended June 30, 2013 and 2012 was $332,925 and $331,612, respectively.

NOTE 6.	CAPITALIZED SOFTWARE COSTS

    Capitalized software costs consist of the following at June 30:

	2013	2012
Capitalized software costs	$2,443,128	$2,443,128
Less accumulated amortization	(2,370,046)	(2,223,880)
	$73,082	$219,248

    Amortization expense for the years ended June 30, 2013 and 2012 was $146,166 and $146,166, respectively.

    Estimated aggregate amortization expense is as follows:

Year ending June 30:
2014	73,083

NOTE 7.	CUSTOMER RELATIONSHIPS

    Customer relationships consist of the following at June 30:

	2013	2012
Customer relationships	$4,223,161	$4,223,161
Less accumulated amortization	(1,882,826)	(1,460,510)
	$2,340,335	$2,762,651

    Amortization expense for the years ended June 30, 2013 and 2012 was $422,316 and $422,316, respectively.

    Estimated aggregate amortization expense is as follows:

Year ending June 30:
2014	422,316
2015	422,316
2016	422,316
2017	422,316
2018	422,316
Thereafter	228,755

NOTE 8.	ACCRUED LIABILITIES

    Accrued liabilities consist of the following at June 30, 2013 and 2012:

	2013	2012
Accrued stock-based compensation	$497,012	$506,677
Accrued compensation	295,377	347,554
Accrued other liabilities	176,892	165,502
Accrued dividends	123,578	216,694
Accrued interest	4,123	5,901
	$1,096,982	$1,242,328

NOTE 9.	NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

    The Company had the following notes payable and capital lease obligations at June 30, 2013 and 2012:

Notes Payable:	2013	2012
Note payable to a bank, due in monthly installments of $40,104 with an annual interest rate of 4.25%. This note is unsecured and matures September 1, 2013. (1)	$119,567	$584,625
Note payable to a bank, due in monthly installments of $10,355 bearing interest at 3.95% due July 15, 2014.	$131,643	$247,986
Note payable to a bank, due in monthly installments of $9,359 bearing interest at 4.9% due September 15, 2014	$137,380	$239,965
Note payable to a bank, due in monthly installments of $10,286 bearing interest at 4.39% due September 20, 2014, this note is a conversion of a multi-advance note payable initially put in place on September 21, 2010, secured by related capital equipment purchases.	$150,655	$264,496
Note payable to a bank, due in monthly installments of $7,860 bearing interest at 3.73% due February 9, 2017, this note is a conversion of a multi-advance note payable initially put in place on February 19, 2012, secured by related capital equipment purchases.	$322,818	$173,202

Capital Lease Obligations:

Capital lease on computer equipment, due in monthly installments of $5,228, imputed interest rate of 4.0%.	-	$41,202
	862,063	1,551,476
Less current portion of capital lease obligations and notes payable	(551,421)	(839,905)
	$310,642	$711,571

(1)  Refinanced effective August 1, 2010, with the maturity extended to September 1, 2013 and the monthly payment reduced to $40,104.

    Maturities of notes payable and capital leases at June 30, 2013 are as follows:

Year ending June 30:
2014	$551,421
2015	158,479
2016	90,097
2017	62,066

Capital Leases

    Amortization expense related to capitalized leases is included in depreciation expense and was $112,280 for the year ended June 30, 2012.  This accumulated amortization relates to $736,537 of equipment purchased under capital lease agreements.  The Company no longer has any equipment under capital lease at June 30, 2013.

NOTE 10.	LINES OF CREDIT

    The Company’s line of credit with a bank has an annual interest rate of 3.5% + LIBOR.  The line of credit is scheduled to mature on December 31, 2013.  The balance on the line of credit was $1,200,000 and $1,200,000 at June 30, 2013 and June 30, 2012, respectively.

NOTE 11.	DEFERRED REVENUE

    Deferred revenue consisted of the following at June 30:

	2013	2012
Subscription	$725,852	973,894
Maintenance and support	946,759	985,459
Consulting and other	104,715	122,106
	$1,777,326	$2,081,459

NOTE 12.	INCOME TAXES

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

    Net deferred tax liabilities consist of the following components at June 30:

	2013	2012
Deferred tax assets:
NOL Carryover	$44,760,272	$44,932,303
Depreciation	-	-
Amortization	-	-
Allowance for Bad Debts	74,100	85,800
Accrued Expenses	199,977	225,430
Deferred Revenue	396,086	360,022
Deferred tax liabilities:
Depreciation	(97,517)	(39,431)
Amortization	(348,847)	(322,991)
Valuation allowance	(44,984,071)	(45,241,133)
Net deferred tax asset	$-	$-

    The income tax provision differs from the amounts of income tax determined by applying the US federal income tax rate to pretax income from continuing operations for the years ended June 30, 2013 and 2012 due to the following:

	2013	2012
Book Income	$100,420	$(334,880)
Stock for Services	149,651	143,936
Life Insurance	27,098	13,714
Meals & Entertainment	10,277	11,783
Change in deferred revenue	36,064	(288,639)
Change in accrual and Allowance	(37,153)	180,996
Change in depreciation	(99,084)	(130,649)
NOL utilization	(187,273)	403,739
Change in Related Party Accruals	-	-
Valuation allowance	-	-
	$-	$-

    At June 30, 2013, the Company had net operating loss carry-forwards of approximately $114,769,900 that may be offset against past and future taxable income from the year 2010 through 2032.  No tax benefit has been reported in the June 30, 2013 condensed consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

    The Company includes interest and penalties arising from the underpayment of income taxes in the condensed consolidated statements of operations in the provision for income taxes.  As of June 30, 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

    The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before June 30, 2007.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

Operating Leases

    In September, 2012, the Company entered into an office lease at 299 So. Main Street, Suite 2370, Salt Lake City, Utah, 84111, providing for the lease of approximately 5,300 square feet for a period of seven years, commencing on November 1, 2012.  The monthly rent is $12,367.

    Minimum future rental payments under the non-cancelable operating leases are as follows:

Year ending June 30:
2014	$150,997
2015	$155,542
2016	$160,215
2017	$165,024
2018	$169,993

    From time to time the Company may enter into or exit from diminutive operating lease agreements for equipment such as copiers, temporary back up servers, etc. These leases are not of a material amount and thus will not in the aggregate have a material adverse effect on our business, financial condition, results of operation or liquidity.

NOTE 14.	EMPLOYEEE BENEFIT PLAN

    The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code.  In February of 2012, the Company changed its 401(k) provider and trustee from Fidelity Investments to ADP, Inc. Employees who have attained the age of 18 are eligible to participate.  The Company, at its discretion, may match employee’s contributions at a percentage determined annually by the board of directors.  The Company does not currently match contributions.  There were no expenses for the years ended June 30, 2013 and 2012.

NOTE 15.	STOCK COMPENSATION PLAN

    Officers and Directors Stock Compensation

    Effective November 2008, the Board of Directors approved the following compensation for directors who are not employed by the Company:

●	Annual cash compensation of $10,000 payable at the rate of $2,500 per quarter. The Company has the right to pay this amount in the form of shares of the Company’s common stock.

●
Upon appointment, outside independent directors receive a grant of $150,000 payable in shares of the Company’s restricted Common Stock calculated based on the market value of the shares of Common Stock on the date of grant. The shares vest ratably over a five-year period.

●	Reimbursement of all travel expenses related to performance of Directors’ duties on behalf of the Company.

    Officers, Key Employees, Consultants and Directors Stock Compensation.

    In January 2013, the Board of Directors approved the Second Amended and Restated the 2011 Stock Plan (the “Amended 2011 Plan”), which Amended 2011 Plan was approved by shareholders on March 29, 2013.  Under the terms of the Amended 2011 Plan, officers, key employees, consultants and directors of the Company are eligible to participate.  The maximum aggregate number of shares of common stock that may be granted under the 2011 Plan was increased from 250,000 shares to 500,000 shares.  A Committee of independent members of the Company’s Board of Directors administers the 2011 Plan.  The exercise price for each share of common stock purchasable under any incentive stock option granted under the 2011 Plan shall be not less than 100% of the fair market value of the common stock, as determined by the stock exchange on which the common stock trades on the date of grant.  If the incentive stock option is granted to a shareholder who possesses more than 10% of the Company's voting power, then the exercise price shall be not less than 110% of the fair market value on the date of grant.  Each option shall be exercisable in whole or in installments as determined by the Committee at the time of the grant of such options.  All incentive stock options expire after 10 years.  If the incentive stock option is held by a shareholder who possesses more than 10% of the Company's voting power, then the incentive stock option expires after five years.  If the option holder is terminated, then the incentive stock options granted to such holder expire no later than three months after the date of termination.  For option holders granted incentive stock options exercisable for the first time during any fiscal year and in excess of $100,000 (determined by the fair market value of the shares of common stock as of the grant date), the excess shares of common stock shall not be deemed to be purchased pursuant to incentive stock options.

    A schedule of the options and warrants activity for the years ended June 30, 2013 and 2012 is as follows:

	Number of Options	Number of Warrants	Price per share
Outstanding at June 30, 2011	14,880	574,416	$1.50-4.25
Granted	-	-	-
Exercised	(800)	(148,953)	2.50-4.25
Cancelled	-	-	-
Expired	(1,200)	(375,463)	2.50-4.25
Outstanding at June 30, 2012	12,880	50,000	$1.50-1.80
Granted	-	423,810	3.50-3.60
Exercised	-	(30,644)	1.80
Cancelled	(580)	(19,356)	1.80-2.50
Expired	-	-	-
Outstanding at June 30, 2013	12,300	423,810	$1.50-3.60

NOTE 16.	RECENT ACCOUNTING PRONOUNCEMENTS

    In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The main purpose of this Update is to clarify that the disclosures regarding offsetting assets and liabilities per ASU 2011-11 apply to derivatives including embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and lending transactions that are offset or subject to a master netting agreement. Other types of transactions are not impacted. This Update is effective for fiscal years beginning on or after January 1, 2013 and for all interim periods within that fiscal year. The Company doesn’t expect this Update to impact the Company’s financials since it does not have instruments noted in the Update that are offset.

    In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment, to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. The Company plans to adopt ASU 2012-02 for fiscal 2014 and does not believe that the adoption will have a material effect on the consolidated financial statements.

NOTE 17.	SUBSEQUENT EVENTS

Fields Employment Agreement and Services Agreement

    On September 20, 2013, the Company and Randall K. Fields, the Company’s Chief Executive Officer, entered into an employment agreement, effective July 1, 2013 (the “Employment Agreement”), wherein Mr. Fields will serve as the Company’s Sales Department Manager. Under the terms of the Employment Agreement, Mr. Fields will receive an annual salary of $50,000, subject to annual increases equal to 75% of the Company’s percentage annual revenue growth beginning in the 2014 fiscal year. Mr. Fields may also be eligible for an annual incentive bonus, awarded at the discretion of the Company’s Board of Directors. The Employment Agreement expires on June 30, 2018 and replaces Mr. Fields’s previous employment agreement with the Company, which agreement expired on June 30, 2013.

    On September 20, 2013, the Company and Fields Management, Inc. (“FMI”) entered into a services agreement, effective July 1, 2013 (the “Effective Date”) (the “Services Agreement”), wherein FMI agreed to provide certain executive management services to the Company, including designating Mr. Fields to serve as the Company’s president and chief executive officer. Mr. Fields controls FMI, and serves as FMI’s president, chief executive officer, and is chairman of FMI’s Board of Directors.

    Under the terms of the Services Agreement, FMI is paid an annual base fee of $500,000, subject to annual increases equal to 75% of the Company’s percentage annual revenue growth beginning in the 2014 fiscal year. FMI may also be eligible for an annual incentive bonus, awarded at the discretion of the Company’s Board of Directors. FMI will also receive: (i) up to $1,200 per month for reimbursement of vehicle expenses; (ii) an annual computer equipment allowance of up to $6,000; (iii) 600,000 shares of the Company’s common stock, subject to a pro-rata 10-year vesting schedule; and (iv) a retirement annuity or other bonus award to be developed within six moths of the Effective Date. The Company also agreed to buy, maintain and pay the premiums for a $5.0 million life insurance policy in the name of Mr. Fields, with the beneficiary to be designated by Mr. Fields at his sole discretion. The Services Agreement expires on June 30, 2018 and replaces FMI’s pervious services agreement with the Company, which agreement expired on June 30, 2013.

Additional Director Investment

    As described in Note 1, “Recent Developments” above, on August 28, 2013, the Company sold an additional 232,558 shares of common stock, and five year warrants to purchase 76,744 shares of common stock to two of the Company’s directors at above-market prices on substantially the same terms as the Director Investment.

    Additionally, the Company issued the following shares of common stock between June 30, 2013 and the date of this Annual Report on Form 10-K: (i) 105,508 shares issued as compensation to certain Company employees; (ii) 2,310 shares issued to the Company's Board of Directors in lieu of board fees; (iii) 46,273 shares issued upon exercise of stock options and warrants; (iv) 30,242 shares issued pursuant to the Second Amended and Restated 2011 Employee Stock Purchase Plan; and (v) 15,000 shares issued in connection with certain charitable contributions.