Form 10-Q
period 2013-09-30
PARK CITY GROUP INC
filed 2013-11-13
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

Commission File Number 000-03718

PARK CITY GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

299 South Main Street, Suite 2370 Salt Lake City, UT 84111
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Common Stock, $0.01 par value: 16,700,376 shares as of November 12, 2013.

PARK CITY GROUP, INC.

-i-

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets

	September 30,	June 30,
	2013	2013
Assets	(unaudited)
Current assets:
Cash	$4,297,269	$3,616,585
Receivables, net of allowance of $190,000 and $190,000 at September 30, 2013 and June 30, 2013, respectively	2,380,484	2,383,366
Prepaid expenses and other current assets	313,160	403,909

Total current assets	6,990,913	6,403,860

Property and equipment, net	646,589	671,959

Other assets:
Deposits and other assets	14,866	14,866
Note receivable	1,655,807	1,622,863
Customer relationships	2,234,756	2,340,335
Goodwill	4,805,933	4,805,933
Capitalized software costs, net	36,541	73,082

Total other assets	8,747,903	8,857,079

Total assets	$16,385,405	$15,932,898

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$459,884	$653,655
Accrued liabilities	1,584,021	1,096,982
Deferred revenue	1,310,689	1,777,326
Lines of credit	1,200,000	1,200,000
Notes payable	415,943	551,421

Total current liabilities	4,970,537	5,279,384

Long-term liabilities:
Notes payable, less current portion	220,442	310,642
Other long-term liabilities	100,790	101,500

Total liabilities	5,291,769	5,691,526

Commitments and contingencies

Stockholders' equity:

Series B Convertible Preferred Stock, $0.01 par value, 30,000,000 shares authorized; 411,927 shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively	4,119	4,119
Common Stock, $0.01 par value, 50,000,000 shares authorized; 16,558,680 and 16,128,530 shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively	165,587	161,285
Additional paid-in capital	45,364,786	43,314,986
Accumulated deficit	(34,440,856)	(33,239,018)

Total stockholders' equity	11,093,636	10,241,372

Total liabilities and stockholders' equity	$16,385,405	$15,932,898

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (unaudited)

	Three Months Ended
	September 30,
	2013	2012
Revenues:
Subscription	$2,134,656	$1,954,595
Other Revenue	641,280	758,232

Total revenues	2,775,936	2,712,827

Operating expenses:
Cost of services and product support	1,209,103	1,080,484
Sales and marketing	1,239,643	580,356
General and administrative	1,148,473	574,094
Depreciation and amortization	227,575	230,068

Total operating expenses	3,824,794	2,465,002

(Loss) income from operations	(1,048,858)	247,825

Other expense:
Interest income (expense)	1,493	(43,433)

(Loss) income before income taxes	(1,047,365)	204,392

(Provision) benefit for income taxes:	-	-
Net (loss) income	(1,047,365)	204,392

Dividends on preferred stock	(154,473)	(209,980)

Net (loss) applicable to common shareholders	$(1,201,838)	$(5,588)

Weighted average shares, basic and diluted	16,364,000	12,215,000
Basic and diluted loss per share	$(0.07)	$(0.00)

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended September 30,

	2013	2012
Cash Flows From Operating Activities:
Net (loss) income	$(1,047,365)	$204,392
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	227,575	230,068
Stock issued for charitable contribution	96,900	-
Stock compensation expense	375,515	199,029

(Increase) decrease in:
Receivables	2,882	21,602
Prepaids and other assets	57,805	(33,255)
(Decrease) increase in:
Accounts payable	(193,771)	(86,510)
Accrued liabilities	352,126	(184,655)
Deferred revenue	(466,637)	(161,595)

Net cash (used in) provided by operating activities	(594,970)	189,076

Cash Flows From Investing Activities:
Cash from sales of property and equipment	6,505	-
Purchase of property and equipment	(66,590)	(48,826)
Net cash used in investing activities	(60,085)	(48,826)

Cash Flows From Financing Activities:
Proceeds from issuance of stock	1,493,818	-
Proceeds from exercise of options and warrants	129,043	-
Proceeds from employee stock plans	62,134	81,469
Proceeds from issuance of note payable	-	95,548
Dividends paid	(123,578)	(123,578)
Payments on notes payable	(225,678)	(211,478)

Net cash provided by (used in) financing activities	1,335,739	(158,039)

Net increase (decrease) in cash	680,684	(17,789)

Cash at beginning of period	3,616,585	1,106,176

Cash at end of period	$4,297,269	$1,088,387

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$6,500	$-
Cash paid for interest	$31,793	$43,873

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock to pay accrued liabilities	$257,209	$208,954
Dividends accrued on preferred stock	$154,473	$209,980
Dividends paid with preferred stock	$-	$85,050

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

Recent Developments

Initiation of Test Programs

    During the three months ended September 30, 2013, the Company initiated test programs to provide services to two large national retailers with upwards of 12,000 stores combined nationwide. While no assurances can be given, the Company expects the subscription revenue potential generated from these relationships to be significantly larger than any of the Company's existing client hubs within the grocery industry.

Director Investment

    In March 2013, the Company sold an aggregate total of 470,281 shares of its common stock to the directors of the Company for $3.60 per share, and five year warrants to purchase an aggregate total of 155,190 shares of common stock for $3.60 per share in a series of above-market private transactions (the “Director Investment”).

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

Listing of Common Stock on the NASDAQ Capital Market

    On October 15, 2013, the Company notified the NYSE MKT LLC (the "NYSE MKT") of the Company's intent to withdraw the listing and registration of its common stock from the NYSE MKT, and transfer the listing of its common stock to the NASDAQ Capital Market. The Company’s common stock ceased trading on the NYSE MKT at the close of business on October 25, 2013, and began trading on the NASDAQ Capital Market on October 28, 2013 under the stock symbol "PCYG".

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The accompanying unaudited consolidated condensed financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10−K, are adequate to make the information presented not misleading. Operating results for the three months ended September 30, 2013 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2014.

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

    For the three months ended September 30, 2013 and 2012 options and warrants to purchase 465,196 and 62,300 shares of common stock, respectively, were not included in the computation of diluted EPS due to the anti-dilutive effect.  For the three months ended September 30, 2013, 1,029,818 shares of common stock issuable upon conversion of the Company’s Series B Convertible Preferred Stock (“Series B Preferred”) were not included in the diluted EPS calculation as the effect would have been anti-dilutive, as compared to the 3,315,091 shares of common stock issuable upon conversion of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) and Series B Preferred for the three months ended September 30, 2012. The Company completed a redemption of all outstanding shares of Series A Preferred on April 15, 2013, after which there were no shares of Series A Preferred outstanding.

    Certain prior-year amounts have been reclassified to conform with the current year's presentation.

NOTE 3.  LIQUIDITY AND MANAGEMENT’S PLAN

    Historically, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from the Chief Executive Officer and majority shareholder, and private placements of equity securities.

    At September 30, 2013, the Company had positive working capital of $2,020,376 when compared with positive working capital of $1,124,476 at June 30, 2013.  This $895,900 increase in working capital is principally due to the additional Director Investment in August 2013, reductions in accounts payable, deferred revenue, and current notes payable.  These were partially offset by an increase in accrued liabilities.  While no assurances can be given, management currently believes that the Company will continue to increase its working capital position, and thereby reduce its indebtedness in subsequent periods utilizing existing cash resources and projected cash flow from operations.  In addition, management may also refinance or restructure certain of the Company’s indebtedness to extend the maturities of such indebtedness to address its short-term and long-term working capital requirements.  Management believes that these initiatives will enable us to address our debt service requirements during the next twelve months, as well as fund our currently anticipated operations and capital spending requirements.  The financial statements do not reflect any adjustments should cash flow from operations be insufficient to meet our spending and debt service requirements, and we are otherwise unable to refinance or restructure our indebtedness.

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

NOTE 5.  OUTSTANDING STOCK OPTIONS

    The following tables summarize information about warrants outstanding and exercisable at September 30, 2013:

	Warrants			Warrants
	Outstanding			Exercisable
	at September 30, 2013			at September 30, 2013
Range of exercise prices	Number outstanding at September 30, 2013	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at September 30, 2013	Weighted average exercise price

Warrants
$3.50-3.60	388,452	4.46	$3.54	388,452	$3.54
$6.45	76,744	4.91	$6.45	76,744	$6.45
	465,196	4.53	$4.02	465,196	$4.02

NOTE 6.  RELATED PARTY TRANSACTIONS

    None.

NOTE 7.  PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and consist of the following as of:

	September 30, 2013 (unaudited)	June 30, 2013
Computer equipment	$2,510,719	$2,444,129
Furniture and fixtures	260,574	321,281
Leasehold improvements	231,782	231,782
	3,003,075	2,997,192
Less accumulated depreciation and amortization	(2,356,486)	(2,325,233)
	$646,589	$671,959

NOTE 8.  CAPITALIZED SOFTWARE COSTS

    Capitalized software costs consist of the following as of:

	September 30, 2013 (unaudited)	June 30, 2013
Capitalized software costs	$2,443,128	$2,443,128
Less accumulated amortization	(2,406,587)	(2,370,046)
	$36,541	$73,082

NOTE 9.  ACCRUED LIABILITIES

    Accrued liabilities consist of the following as of:

	September 30, 2013 (unaudited)	June 30, 2013
Accrued stock-based compensation	$651,506	$497,012
Accrued compensation	648,575	295,377
Accrued dividends	154,473	176,892
Accrued other liabilities	125,686	123,578
Accrued interest	3,781	4,123
	$1,584,021	$1,096,982

NOTE 9.  PREFERRED DIVIDENDS

    Holders of Series A Preferred are entitled to a 5.00% annual dividend payable quarterly in either cash or additional Series A Preferred at the option of the Company with fractional shares paid in cash.  Holders of Series B Preferred are entitled to a 15.00% annual dividend payable quarterly in cash.

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

    The Company’s Annual Report on Form 10-K for the year ended June 30, 2013 is incorporated herein by reference.

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

Recent Developments

Initiation of Test Programs

    During the three months ended September 30, 2013, the Company initiated test programs to provide services to two large national retailers with upwards of 12,000 stores combined nationwide. The Company expects the subscription revenue potential generated from these relationships to be significantly larger than any of the Company's existing client hubs within the grocery industry.

Director Investment

    In March 2013, the Company sold an aggregate total of 470,281 shares of its common stock to the directors of the Company for $3.60 per share, and five year warrants to purchase an aggregate total of 155,190 shares of common stock for $3.60 per share in a series of above-market private transactions (the “Director Investment”).

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

Listing of Common Stock on the NASDAQ Capital Market

    On October 15, 2013, the Company notified the NYSE MKT LLC (the "NYSE MKT") of the Company's intent to withdraw the listing and registration of its common stock from the NYSE MKT, and transfer the listing of its common stock to the NASDAQ Capital Market. The Company’s common stock ceased trading on the NYSE MKT at the close of business on October 25, 2013, and began trading on the NASDAQ Capital Market on October 28, 2013 under the stock symbol "PCYG".

Results of Operations

Comparison of the Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012.

Revenue
	Fiscal Quarter Ended September 30,		Variance
	2013	2012	Dollars	Percent
Subscription	$2,134,656	$1,954,595	$180,061	9%
Other revenue	641,280	758,232	(116,952)	-15%
Total revenue	$2,775,936	$2,712,827	$63,109	2%

    Total revenue was $2,775,936 and $2,712,827 for the three months ended September 30, 2013 and 2012, respectively, a 2% increase.  This $63,109 increase in total revenue was principally due to an increase of $180,061 in subscription revenue, offset by a decrease of $116,952 in other revenue, as more particularly described below.

    Management believes that the Company’s strategy of pursuing contracts with suppliers (“spokes”) to connect to retail customers (“hubs”) that have been added in the most recently completed fiscal year, including the service agreement with CVS Pharmacy, Inc., announced in July 2012, will continue to result in increased revenue during the fiscal year ending June 30, 2013, and in subsequent periods.  In addition, management believes that revenue in subsequent periods will increase as a result of the receipt of subscription payments from ReposiTrak resulting from the license of the Company’s technology necessary to power ResposiTrak. ResposiTrak enables grocery, supermarkets, packaged goods manufacturers, food processing facilities, drug stores and drug manufacturers, as well as logistics partners, to track and trace products and components to products throughout the food, drug and dietary supplement supply chains.

Subscription Revenue

    Subscription revenue was $2,134,656 and $1,954,595 for the three months ended September 30, 2013 and 2012, respectively, a 9% increase in the three months ended September 30, 2013 when compared with the three months ended September 30, 2012.  The net increase of $180,061 is principally due to (i) the growth of existing retailer and supplier subscriptions of $236,000 and (ii) the addition of new customers contributing $62,000.  The increase in subscription revenue was partially offset by a decrease of approximately $118,000 resulting from the non-renewal of existing clients.  While no assurances can be given, the Company anticipates that revenue from subscription-based services will continue to increase on a year-over-year basis..

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

Other Revenue

    Other revenue was $641,280 and $758,232 for the three months ended September 30, 2013 and 2012, respectively, a decrease of 15% in the three months ended September 30, 2013 compared with the three months ended September 30, 2012. The net decrease of $116,952 is principally due to (i) net decrease in maintenance revenue of $88,000; (ii) a decrease in license sales to our legacy customer base; and (iii) a decrease in the professional services.

    While these other sources of revenue will continue in future periods, management’s focus on recurring subscription-based revenue will cause license, maintenance, and consulting services to fluctuate and be difficult to predict.

Cost of Services and Product Support

	Fiscal Quarter Ended September 30,		Variance
	2013	2012	Dollars	Percent
Cost of services and product support	$1,209,103	$1,080,484	$128,619	12%
Percent of total revenue	44%	40%

    Cost of services and product support was $1,209,103 and $1,080,484 for the three months ended September 30, 2013 and 2012, respectively, a 12% increase in the three months ended September 30, 2013 compared with the three months ended September 30, 2012.  This increase of $128,619 for the quarter ended September 30, 2013 when compared with the same period ended September 30, 2012 is principally due to (i) a $72,000 increase in employee related expenses; (ii) a $38,000 increase in other product support costs; and (iii) an $18,000 increase in travel related expenses.

Sales and Marketing Expense

	Fiscal Quarter Ended
	September 30,		Variance
	2013	2012	Dollars	Percent
Sales and marketing	$1,239,643	$580,356	$659,287	114%
Percent of total revenue	45%	21%

    Sales and marketing expense was $1,239,643 and $580,356 for the three months ended September 30, 2013 and 2012, respectively, a 114% increase.  This $659,287 increase over the comparable quarter was primarily the result of (i) an increase in salary and sales consulting and related expenses of $429,000; (ii) an increase of $146,000 in marketing expenses for trade show, charitable contributions, and advertising; and (iii) an increase of $85,000 in travel related expenses.  Management expects sales and marketing expenses to remain at current levels to support anticipated growth in subscription revenue, among other factors.

General and Administrative Expense
	Fiscal Quarter Ended
	September 30,		Variance
	2013	2012	Dollars	Percent
General and administrative	$1,148,473	$574,094	$574,379	100%
Percent of total revenue	41%	21%

    General and administrative expense was $1,148,473 and $574,094 for the three months ended September 30, 2013 and 2012, respectively, a 100% increase in the three months ended September 30, 2013 compared with the three months ended September 30, 2012.  This $574,379 increase when comparing expenditures for the quarter ended September 30, 2013 with the same period ended September 30, 2012 is principally due to (i) an increase in stock compensation, bonus and salary expense of $519,000; (ii) $37,000 increase in estimated taxes; and (iii) $31,000 in travel and other expenses.  The increase of $519,000 related to stock compensation, bonus and salary expense includes a one-time bonus payment of $375,000 paid to the Company's Chief Executive Officer for performance during the year ended June 30, 2013.  The increase in general and administrative expense during the quarter ended September 30, 2013 was partially offset by a decrease of $12,000 in facility related costs.

Depreciation and Amortization Expense
	Fiscal Quarter Ended
	September 30,		Variance
	2013	2012	Dollars	Percent
Depreciation and amortization	$227,575	$230,068	$(2,493)	-1%
Percent of total revenue	8%	9%

    Depreciation and amortization expense was $227,575 and $230,068 for the three months ended September 30, 2013 and 2012, respectively, a decrease of 1% in the three months ended September 30, 2013 compared with the three months ended September 30, 2012.  Depreciation and amortization expenses have remained relatively flat with a decrease of $2,493 for the quarter ended September 30, 2013 when compared to the quarter ended September 30, 2012.

Other Income and Expense
	Fiscal Quarter Ended
	September 30,		Variance
	2013	2012	Dollars	Percent
Interest income (expense)	$1,493	$(43,433)	$44,926	103%
Percent of total revenue	-%	2%

    Interest income (expense) was income of $1,493 and expenses of $43,433 for the three months ended September 30, 2013 and 2012, respectively, a change of 103% in the three months ended September 30, 2013 compared with the three months ended September 30, 2012.  This change of $44,926 for the quarter ended September 30, 2013 when compared to the quarter ended September 30, 2012 is due to interest income on notes receivable of $32,944 and a decrease related to lower outstanding balances on notes payable.

Preferred Dividends
	Fiscal Quarter Ended
	September 30,		Variance
	2013	2012	Dollars	Percent
Preferred dividends	$154,473	$209,980	$(55,507)	26%
Percent of total revenue	6%	8%

    Dividends accrued on the Company’s Series B Preferred was $154,473 for the three months ended September 30, 2013, compared to dividends accrued on the Company’s Series A Preferred and Series B Preferred of $209,980 for the three months ended September 30, 2012.

    On April 15, 2013, the Company called for the redemption of all 686,210 issued and outstanding shares of Series A Preferred. 2,172 shares were redeemed for $10.00 per share, or an aggregate total of $21,720, and the remaining 684,038 shares were converted into 3.33 shares of common stock for each share of Series A Preferred redeemed, or an aggregate total of 2,280,149 shares of the Company's common stock. Before the Series A Redemption in April 2013, holders of Series A Preferred were entitled to a 5.00% annual dividend payable quarterly in either cash or additional Series A Preferred at the option of the Company with fractional shares paid in cash.  This dividend rate increased to 10.00% per annum as a result of the average closing price of the Company’s common stock during the last thirty (30) trading days of the quarter ending December 31, 2012 being less than $3.00 per share (a “Dividend Adjustment”).  Holders of Series B Preferred are entitled to a 15.00% annual dividend payable quarterly in cash, which rate increased from 12% in the prior year under the terms of the certificate of designation of the Series B Preferred.

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

	As of September 30,		Variance
	2013	2012	Dollars	Percent
Cash and Cash Equivalents	$4,297,269	$1,088,387	$3,208,882	295%

    We have historically funded our operations with cash from operations, equity financings and debt borrowings. Cash and cash equivalents was $4,297,269 and $1,088,387 at September 30, 2013 and 2012, respectively.  This $3,208,888 increase from September 30, 2013 to September 30, 2012 was principally the result of approximately $4.34 million received from the Private Offering and Director Investment in March 2013, as well as an additional $1.5 million raised in the second Director Investment consumated in August 2013. This cash was intended to finance the Series A Redemption; however, approximately 99% of the holders of shares of Series A Preferred elected to convert their shares of Series A Preferred into shares of common stock.

Net Cash Flows from Operating Activities
	Three Months Ended September 30,		Variance
	2013	2012	Dollars	Percent
Cash (used in) provided by operating activities	$(594,970)	$189,076	$(784,046)	415%

    Net cash provided by operating activities is summarized as follows:

	Three Months Ended September 30,
	2012	2012
Net (loss) income	$(1,047,365)	$204,392
Noncash expense and income, net	699,990	429,097
Net changes in operating assets and liabilities	(247,595)	(444,413)
	$(594,970)	$189,076

    Noncash expense increased by $270,893 in the three months ended September 30, 2013 compared to September 30, 2012.  Noncash expense increased as a result of a $177,000 increase in stock compensation expense and $97,000 in stock issued as a charitable contribution.

Net Cash Flows from Investing Activities
	Three Months Ended September 30,		Variance
	2013	2012	Dollars	Percent
Cash used in investing activities	$(60,085)	$(48,826)	$(11,259)	23%

    Net cash used in investing activities for the three months ended September 30, 2013 was $60,085 compared to net cash used in investing activities of $48,826 for the three months ended September, 2012.  This $11,259 increase in cash used in investing activities for the three months ended September 30, 2013 when compared to the same period in 2012 was the result of additional cash spent on property plant and equipment.

Net Cash Flows from Financing Activities
	Three Months Ended September 30,		Variance
	2013	2012	Dollars	Percent
Cash provided by (used in) financing activities	$1,335,739	$(158,039)	$1,493,778	945%

    Net cash used in financing activities totaled $1,335,739 for the three months ended September 30, 2013 as compared to cash flows used in financing activities of $158,039 for the three months ended September 30, 2012.  The change in net cash used in financing activities is primarily attributable to the Director Investment in August 2013 of $1.5 million.

Working Capital

    At September 30, 2012, the Company had positive working capital of $2,020,376 when compared with positive working capital of $1,124,476 at June 30, 2013.  This $895,900 increase in working capital is principally due to (i) a $681,000 increase in cash, (ii) a decrease in deferred revenue of $467,000, accounts payable of $194,000, and current notes payable of $136,000.  The were partially offset by decreases in prepaid expenses of $91,000 and an increase in accrued liabilities of $487,000.  Management currently believes that the Company will continue to increase its working capital position, and thereby reduce its indebtedness in subsequent periods utilizing existing cash resources and projected cash flow from operations.

	As of September 30,	As of June 30,	Variance
	2013	2013	Dollars	Percent
Current assets	$6,990,913	$6,403,860	$587,053	9%

    Current assets as of September 30, 2013 totaled $6,990,913, an increase of $587,053 when compared to $6,403,860 as of June 30, 2013.  This 9% increase in current assets is due to an increase in cash partially offset by a decrease in prepaid expenses.

	As of September 30,	As of June 30,	Variance
	2013	2013	Dollars	Percent
Current liabilities	$4,970,537	$5,279,384	$(308,847)	-6%

    Current liabilities totaled $4,970,537 as of September 30, 2013 as compared to $5,279,384 as of June 30, 2013.  The $308,847 comparative decrease in current liabilities is principally due to decreases in accounts payable, deferred revenue and current notes payable, partially offset by an increase in accrued liabilities.

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

    Our exposure to interest rate changes related to borrowing has been limited by the use of fixed rate borrowings on the majority of our outstanding debt, and we believe the effect, if any, or reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.  At September 30, 2013, the debt portfolio was composed of approximately 35% variable-rate debt and 65% fixed-rate debt.
	September 30,
	2013 (unaudited)	Percent of Total Debt
Fixed rate debt	$636,385	35%
Variable rate debt	1,200,000	65%
Total debt	$1,836,385	100%

    The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2013:
Cash and Cash Equivalents:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$4,297,269	N/A

ITEM 4.  CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.  RISK FACTORS

    There were no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2013.

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

Date: November 13, 2013	PARK CITY GROUP, INC.

By: /s/ Randall K. Fields
Randall K. Fields Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: November 13, 2013	By /s/ Edward L. Clissold
Edward L. Clissold Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)