Form 10-Q
period 2013-12-31
PARK CITY GROUP INC
filed 2014-02-13
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2013.

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Common Stock, $0.01 par value: 16,869,917 shares as of February 13, 2014.

PARK CITY GROUP, INC.

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets

	December 31,	June 30,
	2013	2013
Assets	(unaudited)
Current assets:
Cash	$3,859,451	$3,616,585
Receivables, net of allowance of $115,000 and $190,000 at December 31, 2013 and June 30, 2013, respectively	2,904,634	2,383,366
Prepaid expenses and other current assets	290,165	403,909

Total current assets	7,054,250	6,403,860

Property and equipment, net	846,543	671,959

Other assets:
Deposits and other assets	14,866	14,866
Note receivable	2,097,452	1,622,863
Customer relationships	2,129,177	2,340,335
Goodwill	4,805,933	4,805,933
Capitalized software costs, net	-	73,082

Total other assets	9,047,428	8,857,079

Total assets	$16,948,221	$15,932,898

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$698,625	$653,655
Accrued liabilities	1,386,508	1,096,982
Deferred revenue	1,683,221	1,777,326
Lines of credit	1,200,000	1,200,000
Notes payable	332,723	551,421

Total current liabilities	5,301,077	5,279,384

Long-term liabilities:
Notes payable, less current portion	474,588	310,642
Other long-term liabilities	99,709	101,500

Total liabilities	5,875,374	5,691,526

Commitments and contingencies

Stockholders' equity:

Series B Convertible Preferred Stock, $0.01 par value, 30,000,000 shares authorized; 411,927 shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively	4,119	4,119
Common Stock, $0.01 par value, 50,000,000 shares authorized; 16,742,115 and 16,128,530 shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively	167,421	161,285
Additional paid-in capital	46,046,721	43,314,986
Accumulated deficit	(35,145,414)	(33,239,018)

Total stockholders' equity	11,072,847	10,241,372

Total liabilities and stockholders' equity	$16,948,221	$15,932,898

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Revenues:
Subscription	$2,344,178	$1,955,562	$4,478,834	$3,910,157
Other Revenue	675,436	703,340	1,316,716	1,461,572

Total revenues	3,019,614	2,658,902	5,795,550	5,371,729

Operating expenses:
Cost of services and product support	1,246,443	1,099,165	2,455,546	2,179,649
Sales and marketing	1,129,832	763,301	2,369,475	1,343,657
General and administrative	979,144	595,407	2,127,617	1,169,501
Depreciation and amortization	240,727	230,455	468,302	460,523

Total operating expenses	3,596,146	2,688,328	7,420,940	5,153,330

(Loss) income from operations	(576,532)	(29,426)	(1,625,390)	218,399

Other expense:
Interest income (expense)	26,447	(34,435)	27,940	(77,868)

(Loss) income before income taxes	(550,085)	(63,861)	(1,597,450)	140,531

(Provision) benefit for income taxes:	-	-	-	-
Net (loss) income	(550,085)	(63,861)	(1,597,450)	140,531

Dividends on preferred stock	(154,473)	(289,300)	(308,946)	(499,280)

Net (loss) applicable to common shareholders	$(704,558)	$(353,161)	$(1,906,396)	$(358,749)

Weighted average shares, basic and diluted	16,693,000	12,303,000	16,529,000	12,259,000
Basic and diluted loss per share	$(0.04)	$(0.03)	$(0.12)	$(0.03)

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)
For the Six Months Ended December 31,

	2013	2012
Cash Flows From Operating Activities:
Net (loss) income	$(1,597,450)	$140,531
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	468,302	460,523
Stock issued for charitable contribution	96,900	-
Stock compensation expense	855,190	449,719
Bad debt expense	60,008	-
(Increase) decrease in:
Receivables	(581,276)	(208,976)
Prepaids and other assets	39,155	(81,607)
(Decrease) increase in:
Accounts payable	44,970	218,252
Accrued liabilities	50,375	34,458
Deferred revenue	(94,105)	(214,934)

Net cash (used in) provided by operating activities	(657,931)	797,966

Cash Flows From Investing Activities:
Cash from sales of property and equipment	6,505	-
Cash advanced on note receivable	(400,000)	-
Purchase of property and equipment	(365,151)	(297,426)
Net cash used in investing activities	(758,646)	(297,426)

Cash Flows From Financing Activities:
Proceeds from issuance of stock	1,493,818	-
Proceeds from exercise of options and warrants	436,296	-
Proceeds from employee stock plans	62,132	81,469
Proceeds from issuance of note payable	278,290	95,548
Dividends paid	(278,051)	(247,156)
Payments on notes payable	(333,042)	(425,173)

Net cash provided by (used in) financing activities	1,659,443	(495,312)

Net increase (decrease) in cash	242,866	5,228

Cash at beginning of period	3,616,585	1,106,176

Cash at end of period	$3,859,451	$1,111,404

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$6,500	$-
Cash paid for interest	$50,771	$79,118

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock to pay accrued liabilities	$633,725	$608,802
Dividends accrued on preferred stock	$308,946	$499,280
Dividends paid with preferred stock	$-	$171,200

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

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

 The accompanying unaudited consolidated condensed financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10−K, are adequate to make the information presented not misleading. Operating results for the three and six months ended December 31, 2013 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2014.

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

    In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment, to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. The Company has adopted ASU 2012-02 for fiscal 2014 and does not believe that the adoption will have a material effect on the consolidated financial statements.

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

Receivables

    Trade account and notes receivable are stated at the amount the Company expects to collect. Receivables are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances may be required.  Interest income on current notes receivable is recognized on an accrual basis at a stated interest rate of 8%.

Allowance for Doubtful Accounts Receivable

    The Company offers credit terms on the sale of the Company’s products to a significant majority of the Company’s customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience and a specific review of accounts receivable at the end of each period. As of December 31, 2013 and June 30, 2013, the allowance for doubtful accounts was $115,000 and $190,000, respectively.

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

 For the three and six months ended December 31, 2013 and 2012, options and warrants to purchase 374,792 and 62,300 shares of common stock, respectively, were not included in the computation of diluted EPS due to the anti-dilutive effect.  For the three and six months ended December 31, 2013, 1,029,818 shares of common stock issuable upon conversion of the Company’s Series B Convertible Preferred Stock (“Series B Preferred”) were not included in the diluted EPS calculation as the effect would have been anti-dilutive, as compared to the 1,029,818 and 3,221,421 shares of common stock issuable upon conversion of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) and Series B Preferred for the three and six months ended December 31, 2012. The Company redeemed all outstanding shares of Series A Preferred on April 15, 2013, after which there were no shares of Series A Preferred outstanding.

 Certain prior-year amounts have been reclassified to conform with the current year's presentation.

NOTE 3.  LIQUIDITY AND MANAGEMENT’S PLAN

 Historically, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from the Chief Executive Officer and majority shareholder, and private placements of equity securities.

 At December 31, 2013, the Company had positive working capital of $1,753,173 compared with positive working capital of $1,124,476 at June 30, 2013.  This $628,697 increase in working capital is principally due to the additional Director Investment in August 2013, increased accounts receivable, and reductions in deferred revenue and current notes payable.  These were partially offset by an increase in accrued liabilities and accounts payable.  While no assurances can be given, management currently believes that the Company will continue to increase its working capital position, and thereby reduce its indebtedness in subsequent periods utilizing existing cash resources and projected cash flow from operations.  In addition, management may also refinance or restructure certain of the Company’s indebtedness to extend the maturities of such indebtedness to address its short-term and long-term working capital requirements.  Management believes that these initiatives will enable us to address our debt service requirements during the next twelve months, as well as fund our currently anticipated operations and capital spending requirements.  The financial statements do not reflect any adjustments should cash flow from operations be insufficient to meet our spending and debt service requirements, and we are otherwise unable to refinance or restructure our indebtedness.

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

NOTE 5.  OUTSTANDING STOCK

 The following tables summarize information about warrants outstanding and exercisable at December 31, 2013:

	Warrants Outstanding			Warrants Exercisable
	at December 31, 2013			at December 31, 2013
Range of exercise prices	Number outstanding at December 31, 2013	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at December 31, 2013	Weighted average exercise price

Warrants
$3.50 – 3.60	298,048	4.46	$3.55	298,048	$3.55
$6.45	76,744	4.91	$6.45	76,744	$6.45
	374,792	4.55	$4.14	374,792	$4.14

NOTE 6.  RELATED PARTY TRANSACTIONS

 None.

NOTE 7.  PROPERTY AND EQUIPMENT

 Property and equipment are stated at cost and consist of the following as of:

	December 31, 2013 (unaudited)	June 30, 2013
Computer equipment	$2,805,788	$2,444,129
Furniture and fixtures	260,574	321,281
Leasehold improvements	231,782	231,782
	3,298,144	2,997,192
Less accumulated depreciation and amortization	(2,451,601)	(2,325,233)
	$846,543	$671,959

NOTE 8.  CAPITALIZED SOFTWARE COSTS

 Capitalized software costs consist of the following as of:

	December 31, 2013 (unaudited)	June 30, 2013
Capitalized software costs	$2,443,128	$2,443,128
Less accumulated amortization	(2,443,128)	(2,370,046)
	$-	$73,082

NOTE 9.  ACCRUED LIABILITIES

 Accrued liabilities consist of the following as of:

	December 31, 2013 (unaudited)	June 30, 2013
Accrued stock-based compensation	$709,478	$497,012
Accrued compensation	353,946	295,377
Accrued dividends	154,473	176,892
Accrued other liabilities	168,611	123,578
Accrued interest	-	4,123
	$1,386,508	$1,096,982

NOTE 9.  PREFERRED DIVIDENDS

 Holders of Series B Preferred are entitled to a 15.00% annual dividend payable quarterly in cash. The Company's Series B Preferred are held by affiliates of the Company, consisting of the Chief Executive Officer, his spouse, and a director.

 Holders of Series A Preferred were entitled to a 10.00% annual dividend payable quarterly in either cash or additional Series A Preferred at the option of the Company with fractional shares paid in cash.  On March 15, 2013, the Company called for the redemption of 686,210 issued and outstanding shares of Series A Preferred. The Company completed the Series A Preferred Redemption on April 15, 2013. On that date, of the 686,210 shares of Series A Preferred issued and outstanding, 2,172 shares were redeemed for $10.00 per share, or an aggregate total of $21,720, and the remaining 684,038 shares were converted into 3.33 shares of common stock for each share of Series A Preferred redeemed, or an aggregate total of 2,280,149 shares of the Company's common stock.

NOTE 10.  INCOME TAXES

 The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2009.

NOTE 11.  SUBSEQUENT EVENTS

     In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events through the date of this filing, and have determined that no subsequent events are reasonably likely to impact the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The Company’s Annual Report on Form 10-K for the year ended June 30, 2013 is incorporated herein by reference.

Forward-Looking Statements

 This Quarterly Report on Form 10-Q contains forward-looking statements.  The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements."  Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our June 30, 2013 Annual Report on Form 10-K, incorporated herein by reference.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2013 to the Three Months Ended December 31, 2012.

Revenue

	Fiscal Quarter Ended December 31,		Variance
	2013	2012	Dollars	Percent
Subscription	$2,344,178	$1,955,562	$388,616	20%
Other revenue	675,436	703,340	(27,904)	-4%
Total revenue	$3,019,614	$2,658,902	$360,712	14%

 Total revenue was $3,019,614 and $2,658,902 for the three months ended December 31, 2013 and 2012, respectively, a 14% increase.  This $360,712 increase in total revenue was principally due to an increase of $388,616 in subscription revenue, offset by a decrease of $27,904 in other revenue, as more particularly described below.

 Management believes that the Company’s strategy of pursuing contracts with suppliers (“spokes”) to connect to retail customers (“hubs”) that have been added in the most recently completed fiscal year, including the service agreement with CVS Pharmacy, Inc., announced in July 2012, will continue to result in increased revenue during the fiscal year ending June 30, 2014, and in subsequent periods.  In addition, management believes that revenue in subsequent periods will increase as a result of the receipt of subscription payments from ReposiTrak resulting from the license of the Company’s technology necessary to power ResposiTrak. ResposiTrak enables grocery, supermarkets, packaged goods manufacturers, food processing facilities, drug stores and drug manufacturers, as well as logistics partners, to track and trace products and components to products throughout the food, drug and dietary supplement supply chains.

Subscription Revenue

 Subscription revenue was $2,344,178 and $1,955,562 for the three months ended December 31, 2013 and 2012, respectively, a 20% increase in the three months ended December 31, 2013 when compared with the three months ended December 31, 2012.  The net increase of $388,616 is principally due to (i) the growth of existing retailer and supplier subscriptions of $427,000 and (ii) the addition of new customers contributing $104,000.  The increase in subscription revenue was partially offset by a decrease of approximately $143,000 resulting from the non-renewal of existing clients.  While no assurances can be given, the Company anticipates that revenue from subscription-based services will continue to increase on a year-over-year basis.  Subscription revenue recognized from the relationship with ReposiTrak was $400,000 and $300,000 for the three months ended December 31, 2013 and 2012, respectively.

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

Other Revenue

 Other revenue was $675,436 and $703,340 for the three months ended December 31, 2013 and 2012, respectively, a decrease of 4% in the three months ended December 31, 2013 compared with the three months ended December 31, 2012. The net decrease of $27,904 is principally due to net decrease in maintenance revenue of $77,000 partially offset by (i) an increase in professional services and (ii) an increase in license sales to our legacy customer base.  Other revenue includes management fees from the relationship with ReposiTrak which totaled $186,057 and $116,107 for the three months ended December 31, 2013 and 2012, respectively.

 While these other sources of revenue will continue in future periods, management’s focus on recurring subscription-based revenue will cause license, maintenance, and consulting services to fluctuate and be difficult to predict.

Cost of Services and Product Support

	Fiscal Quarter Ended December 31,		Variance
	2013	2012	Dollars	Percent
Cost of services and product support	$1,246,443	$1,099,165	$147,278	13%
Percent of total revenue	41%	41%

 Cost of services and product support was $1,246,443 and $1,099,165 for the three months ended December 31, 2013 and 2012, respectively, a 13% increase in the three months ended December 31, 2013 compared with the three months ended December 31, 2012.  This increase of $147,278 for the quarter ended December 31, 2013 when compared with the same period ended December 31, 2012 is principally due to (i) a $155,000 increase in employee related expenses; and (ii) a $9,000 increase travel related expenses.  These increases were partially offset by a decrease of $17,000 in other product support costs.

Sales and Marketing Expense

	Fiscal Quarter Ended
	December 31,		Variance
	2013	2012	Dollars	Percent
Sales and marketing	$1,129,832	$763,301	$366,531	48%
Percent of total revenue	37%	29%

 Sales and marketing expense was $1,129,832 and $763,301 for the three months ended December 31, 2013 and 2012, respectively, a 48% increase.  This $366,531 increase over the comparable quarter was primarily the result of (i) an increase in salary and sales consulting and related expenses of $159,000; (ii) an increase of $176,000 in marketing expenses; and (iii) an increase of $31,000 in travel related expenses.  Management expects sales and marketing expenses to remain at current levels to support anticipated growth in subscription revenue, among other factors.

General and Administrative Expense

	Fiscal Quarter Ended
	December 31,		Variance
	2013	2012	Dollars	Percent
General and administrative	$979,144	$595,407	$383,737	64%
Percent of total revenue	32%	22%

 General and administrative expense was $979,144 and $595,407 for the three months ended December 31, 2013 and 2012, respectively, a 64% increase in the three months ended December 31, 2013 compared with the three months ended December 31, 2012.  This $383,737 increase when comparing expenditures for the quarter ended December 31, 2013 with the same period ended December 31, 2012 is principally due to (i) an increase in stock compensation, bonus and salary expense of $337,000; (ii) a $60,000 increase in bad debt expense; (iii) $16,000 increase in estimated taxes; and (iv) an increase of $7,000 in travel and other expenses.  The increase in general and administrative expense during the quarter ended December 31, 2013 was partially offset by a decrease of $36,000 in facility related costs.

Depreciation and Amortization Expense

	Fiscal Quarter Ended
	December 31,		Variance
	2013	2012	Dollars	Percent
Depreciation and amortization	$240,727	$230,455	$10,272	4%
Percent of total revenue	8%	9%

 Depreciation and amortization expense was $240,727 and $230,455 for the three months ended December 31, 2013 and 2012, respectively, an increase of 4% in the three months ended December 31, 2013 compared with the three months ended December 31, 2012.  This comparative increase of $10,272 is related to new hardware purchases during the quarter ended December 31, 2013.

Other Income and Expense

	Fiscal Quarter Ended
	December 31,		Variance
	2013	2012	Dollars	Percent
Interest income (expense)	$26,447	$(34,435)	$60,882	177%
Percent of total revenue	1%	1%

 Interest income (expense) was income of $26,477 and expense of $34,435 for the three months ended December 31, 2013 and 2012, respectively, a change of 177% in the three months ended December 31, 2013 compared with the three months ended December 31, 2012.  This change of $60,882 for the quarter ended December 31, 2013 when compared to the quarter ended December 31, 2012 is due to interest income on notes receivable of $42,000 and a decrease in expenses related to lower outstanding balances on notes payable.

Preferred Dividends

	Fiscal Quarter Ended
	December 31,		Variance
	2013	2012	Dollars	Percent
Preferred dividends	$154,473	$289,300	$(134,827)	-47%
Percent of total revenue	5%	11%

 Dividends accrued on the Company’s Series B Preferred was $154,473 for the three months ended December 31, 2013, compared to dividends accrued on the Company’s Series A Preferred and Series B Preferred of $289,300 for the three months ended December 31, 2012.

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

Comparison of the Six Months Ended December 31, 2013 to the Six Months Ended December 31, 2012.

Revenue

	Six Months Ended December 31,		Variance
	2013	2012	Dollars	Percent
Subscription	$4,478,834	$3,910,157	$568,677	15%
Other revenue	1,316,716	1,461,572	(144,856)	-10%
Total revenue	$5,795,550	$5,371,729	$423,821	8%

 Total revenue was $5,795,550 and $5,371,729 for the six months ended December 31, 2013 and 2012, respectively, an 8% increase.  This $423,821 increase in total revenue was principally due to an increase of $568,677 in subscription revenue, offset by a decrease of $144,856 in other revenue, as more particularly described below.

Subscription Revenue

 Subscription revenue was $4,478,834 and $3,910,157 for the six months ended December 31, 2013 and 2012, respectively, a 15% increase in the six months ended December 31, 2013 when compared with the six months ended December 31, 2012.  The net increase of $568,677 is principally due to (i) the growth of existing retailer and supplier subscriptions of $662,000 and (ii) the addition of new customers contributing $155,000.  The increase in subscription revenue was partially offset by a decrease of approximately $248,000 resulting from the non-renewal of existing clients.  Subscription revenue recognized from the Company’s relationship with ReposiTrak was $800,000 and $600,000 for the six months ended December 31, 2013 and 2012, respectively. Of this amount for December 31, 2013, $400,000 was paid by the issuance to the Company of promissory notes reflected on the Company’s balance sheet as notes receivable, and $400,000 is reflected as accounts receivable.    While no assurances can be given, the Company anticipates that revenue from subscription-based services will continue to increase on a year-over-year basis.

Other Revenue

 Other revenue was $1,316,716 and $1,461,572 for the six months ended December 31, 2013 and 2012, respectively, a decrease of 10% in the six months ended December 31, 2013 compared with the six months ended December 31, 2012. The net decrease of $144,856 is principally due to (i) net decrease in maintenance revenue of $152,000; (ii) a decrease in license sales to our legacy customer base; and (iii) a decrease in the professional services.  Other revenue includes management fees from the Company’s relationship with ReposiTrak which totaled $350,935 and $298,179 for the six months ended December 31, 2013 and 2012, respectively.  Of the amount for the period ended December 31, 2013, $164,878 was paid in cash and $186,057 is reflected on the Company’s balance sheet as accounts receivable.

Cost of Services and Product Support

	Six Months Ended December 31,		Variance
	2013	2012	Dollars	Percent
Cost of services and product support	$2,455,546	$2,179,649	$275,897	13%
Percent of total revenue	42%	41%

 Cost of services and product support was $2,455,546 and $2,179,649 for the six months ended December 31, 2013 and 2012, respectively, a 13% increase in the six months ended December 31, 2013 compared with the six months ended December 31, 2012.  This increase of $275,897 for the six months ended December 31, 2013 when compared with the same period ended December 31, 2012 is principally due to (i) a $227,000 increase in employee related expenses; (ii) a $21,000 increase in other product support costs; and (iii) an $28,000 increase in travel related expenses.

Sales and Marketing Expense

	Six Months Ended
	December 31,		Variance
	2013	2012	Dollars	Percent
Sales and marketing	$2,369,475	$1,343,657	$1,025,818	76%
Percent of total revenue	41%	25%

 Sales and marketing expense was $2,369,475 and $1,343,657 for the six months ended December 31, 2013 and 2012, respectively, a 76% increase.  This $1,025,818 increase over the comparable period was primarily the result of (i) an increase in salary and sales consulting and related expenses of $587,000; (ii) an increase of $323,000 in marketing expenses; and (iii) an increase of $116,000 in travel related expenses.  Management expects sales and marketing expenses to remain at current levels to support anticipated growth in subscription revenue, among other factors.

General and Administrative Expense

	Six Months Ended
	December 31,		Variance
	2013	2012	Dollars	Percent
General and administrative	$2,127,617	$1,169,501	$958,116	82%
Percent of total revenue	37%	22%

 General and administrative expense was $2,127,617 and $1,169,501 for the six months ended December 31, 2013 and 2012, respectively, an 82% increase in the six months ended December 31, 2013 compared with the six months ended December 31, 2012.  This $958,116 increase when comparing expenditures for the six months ended December 31, 2013 with the same period ended December 31, 2012 is principally due to (i) an increase in stock compensation, bonus and salary expense of $856,000; (ii) $60,000 in increase in bad debt expense; (iii) $53,000 increase in estimated taxes; and (iv) an increase of $23,000 in travel and other expenses.  The increase in general and administrative expense during the comparable period ended December 31, 2013 was partially offset by a decrease of $34,000 in facility related costs.

Depreciation and Amortization Expense

	Six Months Ended
	December 31,		Variance
	2013	2012	Dollars	Percent
Depreciation and amortization	$468,302	$460,523	$7,779	2%
Percent of total revenue	8%	9%

 Depreciation and amortization expense was $468,302 and $460,523 for the six months ended December 31, 2013 and 2012, respectively, an increase of 2% in the six months ended December 31, 2013 compared with the six months ended December 31, 2012.  Depreciation and amortization expenses have remained relatively flat with an increase of $8,000 for the six months ended December 31, 2013 when compared to the six months ended December 31, 2012.

Other Income and Expense

	Six Months Ended
	December 31,		Variance
	2013	2012	Dollars	Percent
Interest income (expense)	$27,940	$(77,868)	$105,808	136%
Percent of total revenue	1%	1%

 Interest income (expense) was income of $27,940 and expense of $77,868 for the six months ended December 31, 2013 and 2012, respectively, a change of 136% in the six months ended December 31, 2013 compared with the six months ended December 31, 2012.  This change of $105,808 for the six months ended December 31, 2013 when compared to the six months ended December 31, 2012 is due to interest income on notes receivable of $75,000 and a decrease in interest expense related to lower outstanding balances on notes payable.

Preferred Dividends

	Six Months Ended
	December 31,		Variance
	2013	2012	Dollars	Percent
Preferred dividends	$308,946	$499,280	$(190,334)	38%
Percent of total revenue	5%	9%

 Dividends accrued on the Company’s Series B Preferred was $308,946 for the six months ended December 31, 2013, compared to dividends accrued on the Company’s Series A Preferred and Series B Preferred of $499,280 for the six months ended December 31, 2012.

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

	As of December 31,		Variance
	2013	2012	Dollars	Percent
Cash and Cash Equivalents	$3,859,451	$1,111,404	$2,748,047	247%

 We have historically funded our operations with cash from operations, equity financings and debt borrowings. Cash and cash equivalents was $3,859,451 and $1,111,404 at December 31, 2013 and 2012, respectively.  This $2,748,047 increase from December 31, 2012 to December 31, 2013 was principally the result of approximately $4.34 million received from the Private Offering and Director Investment in March 2013, as well as an additional $1.5 million raised in the second Director Investment consummated in August 2013. This cash was intended to finance the Series A Redemption; however, approximately 99% of the holders of shares of Series A Preferred elected to convert their shares of Series A Preferred into shares of common stock.

Net Cash Flows from Operating Activities

	Six Months Ended December 31,		Variance
	2013	2012	Dollars	Percent
Cash (used in) provided by operating activities	$(657,931)	$797,966	$1,455,897	182%

 Net cash provided by operating activities is summarized as follows:

	Six Months Ended December 31,
	2013	2012
Net (loss) income	$(1,597,450)	$140,531
Noncash expense and income, net	1,480,400	910,242
Net changes in operating assets and liabilities	(540,881)	(252,807)
	$(657,931)	$797,966

 Noncash expense increased by $570,158 in the six months ended December 31, 2013 compared to December 31, 2012.  Noncash expense increased as a result of a $405,000 increase in stock compensation expense, $97,000 in stock issued as a charitable contribution, and $60,000 in bad debt expense.

Net Cash Flows from Investing Activities
	Six Months Ended December 31,		Variance
	2013	2012	Dollars	Percent
Cash used in investing activities	$758,646	$297,426	$461,220	155%

 Net cash used in investing activities for the six months ended December 31, 2013 was $758,646 compared to net cash used in investing activities of $297,426 for the six months ended December 31, 2012.  This $461,220 increase in cash used in investing activities for the six months ended December 31, 2013 when compared to the same period in 2012 was the result of additional cash spent on property plant and equipment and funds loaned under a note receivable.

Net Cash Flows from Financing Activities
	Six Months Ended December 31,		Variance
	2013	2012	Dollars	Percent
Cash provided by (used in) financing activities	$1,659,443	$(495,312)	$2,154,755	435%

 Net cash provided by financing activities totaled $1,659,443 for the six months ended December 31, 2013 as compared to cash flows used in financing activities of $495,312 for the six months ended December 31, 2012.  The change in net cash used in financing activities is primarily attributable to the Director Investment in August 2013 of $1.5 million, proceeds from the exercise of warrants of $436,000 and proceeds from a note payable of $183,000.

Working Capital

 At December 31, 2013, the Company had positive working capital of $1,753,173 when compared with positive working capital of $1,124,476 at June 30, 2013.  This $628,697 increase in working capital is principally due to (i) a $243,000 increase in cash, (ii) a $521,000 increase in accounts receivable (iii) a decrease in deferred revenue of $94,000, and current notes payable of $219,000.  They were partially offset by decreases in prepaid expenses of $114,000 and an increase in accrued liabilities of $290,000.  Management currently believes that the Company will continue to increase its working capital position, and thereby reduce its indebtedness in subsequent periods utilizing existing cash resources and projected cash flow from operations.

	As of December 31,	As of June 30,	Variance
	2013	2013	Dollars	Percent
Current assets	$7,054,250	$6,403,860	$650,390	10%

 Current assets as of December 31, 2013 totaled $7,054,250, an increase of $650,390 when compared to $6,403,860 as of June 30, 2013.  This 10% increase in current assets is due to an increase in cash and accounts receivable partially offset by a decrease in prepaid expenses.

	As of December 31,	As of June 30,	Variance
	2013	2013	Dollars	Percent
Current liabilities	$5,301,077	$5,279,384	$21,693	-%

 Current liabilities totaled $5,301,077 as of December 31, 2013 as compared to $5,279,384 as of June 30, 2013.  The $21,693 comparative increase in current liabilities is principally due to decreases in deferred revenue and current notes payable partially offset by an increase in accounts payable and accrued liabilities.

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

 In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment, to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. The Company has adopted ASU 2012-02 for fiscal 2014 and does not believe that the adoption will have a material effect on the consolidated financial statements.

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

 Our exposure to interest rate changes related to borrowing has been limited by the use of fixed rate borrowings on the majority of our outstanding debt, and we believe the effect, if any, or reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.  At December 31, 2013, the debt portfolio was composed of approximately 74% variable-rate debt and 26% fixed-rate debt.

	December 31,
	2013 (unaudited)	Percent of Total Debt
Fixed rate debt	$529,021	26%
Variable rate debt	1,478,290	74%
Total debt	$2,007,311	100%

 The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, 2013:

Cash and Cash Equivalents:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$3,859,451	N/A

ITEM 4.  CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December  30, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.  RISK FACTORS

 An investment in our common stock is subject to many risks. You should carefully consider the risks described below, together with all of the other information included in this Quarterly Report on Form 10-Q, including the financial statements and the related notes, before you decide whether to invest in our common stock. Our business, operating results and financial condition could be harmed by any of the following risks.  The trading price of our common stock could decline due to any of these risks, and you could lose all or part of your investment.

Risks Related to the Company

The Company has incurred losses in the past and there can be no assurance that the Company will continue to operate profitably in the future.

The Company’s marketing strategy emphasizes sales to clients acquired as a result of the Company's acquisition of Prescient Applied Intelligence, Inc. ("Prescient"). Sales of subscription based services, instead of annual licenses, and contracting with suppliers ("spokes") to connect to former Prescient clients ("hubs") has built a base of hubs to which suppliers can be  “connected”, thereby accelerating future growth. If, however, this marketing strategy fails, revenue and operations will be negatively affected.

 The Company had a net loss of $550,085 for the quarter ended December 31, 2013 compared to a net loss of $63,861 for the quarter ended December 31, 2012, there can be no assurance that the Company will reliably or consistently operate profitably in future periods. If the Company does not operate profitably in the future, the Company’s current cash resources will be used to fund the Company’s operating losses.  Continued losses would have an adverse effect on the long-term value of the Company’s common stock and any investment in the Company.  The Company cannot give any assurance that the Company will continue to generate revenue or have sustainable profits.

Although the Company’s cash resources are currently sufficient, the Company’s long-term liquidity and capital requirements may be difficult to predict, which may adversely affect the Company’s long-term cash position.

 Historically, the Company has been successful in raising capital when necessary, including stock issuances and securing loans from its officers and directors, including its Chief Executive Officer and majority stockholder, in order to pay its indebtedness and fund its operations, in addition to cash flow from operations. The Company anticipates that it will have adequate cash resources to fund its operations and satisfy its debt obligations for at least the next 12 months, if not longer.

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

 The Company’s certificate of incorporation currently authorizes the issuance of up to 30,000,000 shares of ‘blank check’ preferred stock with designations, rights, and preferences as may be determined from time to time by the Company’s Board of Directors.  As of December 31, 2013, a total of 411,927 shares of Series B Convertible Preferred Stock (“Series B Preferred”) were issued and outstanding.  The Company’s board of directors is empowered, without stockholder approval, to issue one or more additional series of preferred stock with dividend, liquidation, conversion, voting, or other rights that could dilute the interest of, or impair the voting power of, the Company’s common stockholders.  The issuance of an additional series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control.

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

The Company faces risks associated with new product introductions, and because of it’s contractual obligation to provide management services to ReposiTrak, Inc., the Company faces risks associated with ReposiTrak™.

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

ReposiTrak owes certain fees to the Company under its agreements with ReposiTrak, resulting in ReposiTrak issuing the Company promissory notes in order to make required payments.

 Under the terms of the Omnibus Agreement and in consideration for a warrant to acquire the majority interest in ReposiTrak, effective June 30, 2013, the Company accepted from ReposiTrak a promissory note in the principal amount of $1.62 million, representing annual fees due and owing the Company under the terms of the Original Agreements.  In addition, , ReposiTrak may make future payments to the Company for annual and other fees due the Company under the terms of the Omnibus Agreement in the form of additional promissory notes.  The Company was issued an additional note for $400,000 during the quarter ended December 31, 2013, and the current amount of the outstanding notes including interest accrued on the notes is approximately $2.10 million.  In the event of a default under such notes, the Company’s financial results, including its financial condition, may be materially and adversely affected.

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

 Although the Company’s common stock is currently quoted on the NASDAQ Capital Market, there is limited trading activity.  The Company can give no assurance that an active market will develop, or if developed, that it will be sustained.  If an investor acquires shares of the Company’s common stock, the investor may not be able to liquidate the Company’s shares should there be a need or desire to do so.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 5.  OTHER INFORMATION

 None.

ITEM 6.  EXHIBITS

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2014	PARK CITY GROUP, INC.

By: /s/ Randall K. Fields
Randall K. Fields Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: February 13, 2014	By: /s/ Edward L. Clissold
Edward L. Clissold Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)