Form 10-Q
period 2014-03-31
PARK CITY GROUP INC
filed 2014-05-12
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Common Stock, $0.01 par value: 16,919,072 shares as of May 9, 2014.

PARK CITY GROUP, INC.

-i-

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets

	March 31,	June 30,
	2014	2013
Assets	(unaudited)
Current assets:
Cash	$3,411,181	$3,616,585
Receivables, net of allowance of $70,000 and $190,000 at March 31, 2014 and June 30, 2013, respectively	3,018,850	2,383,366
Prepaid expenses and other current assets	272,133	403,909

Total current assets	6,702,164	6,403,860

Property and equipment, net	814,649	671,959

Other assets:
Deposits and other assets	14,866	14,866
Note receivable	2,543,406	1,622,863
Customer relationships	2,023,598	2,340,335
Goodwill	4,805,933	4,805,933
Capitalized software costs, net	-	73,082

Total other assets	9,387,803	8,857,079

Total assets	$16,904,616	$15,932,898

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$737,498	$653,655
Accrued liabilities	1,402,445	1,096,982
Deferred revenue	1,542,532	1,777,326
Lines of credit	1,200,000	1,200,000
Notes payable	246,039	551,421

Total current liabilities	5,128,514	5,279,384

Long-term liabilities:
Notes payable, less current portion	512,783	310,642
Other long-term liabilities	97,988	101,500

Total liabilities	5,739,285	5,691,526

Commitments and contingencies

Stockholders' equity:

Series B Convertible Preferred Stock, $0.01 par value, 30,000,000 shares authorized; 411,927 shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively	4,119	4,119
Common Stock, $0.01 par value, 50,000,000 shares authorized; 16,910,009 and 16,128,530 shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively	169,100	161,285
Additional paid-in capital	46,698,419	43,314,986
Accumulated deficit	(35,706,307)	(33,239,018)

Total stockholders' equity	11,165,331	10,241,372

Total liabilities and stockholders' equity	$16,904,616	$15,932,898

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Revenues:
Subscription	$2,489,772	$2,007,821	$6,968,606	$5,917,978
Other Revenue	598,725	1,039,167	1,915,441	2,500,739

Total revenues	3,088,497	3,046,988	8,884,047	8,418,717

Operating expenses:
Cost of services and product support	1,336,818	1,141,643	3,792,364	3,321,290
Sales and marketing	1,073,200	747,120	3,442,675	2,090,777
General and administrative	905,225	692,548	3,032,842	1,862,049
Depreciation and amortization	211,661	222,602	679,963	683,125

Total operating expenses	3,526,904	2,803,913	10,947,844	7,957,241

(Loss) income from operations	(438,407)	243,075	(2,063,797)	461,476

Other expense:
Interest income (expense)	31,987	(33,781)	59,927	(111,649)

(Loss) income before income taxes	(406,420)	209,294	(2,003,870)	349,827

(Provision) benefit for income taxes:	-	-	-	-
Net (loss) income	(406,420)	209,294	(2,003,870)	349,827

Dividends on preferred stock	(154,473)	(288,721)	(463,419)	(788,002)

Net (loss) applicable to common shareholders	$(560,893)	$(79,427)	$(2,467,289)	$(438,175)

Weighted average shares, basic and diluted	16,867,000	12,750,000	16,640,000	12,420,000
Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.15)	$(0.04)

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended March 31,

	2014	2013
Cash Flows From Operating Activities:
Net (loss) income	$(2,003,870)	$349,827
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	679,963	683,125
Stock issued for charitable contribution	96,900	-
Stock compensation expense	1,323,984	662,463
Bad debt expense	171,692	81,260
(Increase) decrease in:
Receivables	(807,176)	(923,078)
Prepaids and other assets	11,233	(165,809)
(Decrease) increase in:
Accounts payable	83,843	75,067
Accrued liabilities	(33,801)	8,359
Deferred revenue	(234,794)	(510,735)

Net cash (used in) provided by operating activities	(712,026)	260,479

Cash Flows From Investing Activities:
Cash from sales of property and equipment	6,505	-
Cash advanced on note receivable	(800,000)	-
Purchase of property and equipment	(439,339)	(345,375)
Net cash used in investing activities	(1,232,834)	(345,375)

Cash Flows From Financing Activities:
Proceeds from issuance of stock	1,493,818	4,054,921
Proceeds from exercise of options and warrants	627,529	-
Proceeds from employee stock plans	153,874	156,742
Proceeds from issuance of note payable	338,287	176,797
Dividends paid	(432,524)	(370,734)
Payments on notes payable	(441,528)	(643,102)

Net cash provided by financing activities	1,739,456	3,374,624

Net (decrease) increase in cash	(205,404)	3,289,728

Cash at beginning of period	3,616,585	1,106,176

Cash at end of period	$3,411,181	$4,395,904

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$6,634	$-
Cash paid for interest	$64,738	$112,806

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock to pay accrued liabilities	$1,004,127	$846,513
Dividends accrued on preferred stock	$463,419	$788,002
Dividends paid with preferred stock	$-	$501,060

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.  DESCRIPTION OF BUSINESS AND MERGER OF PRESCIENT APPLIED INTELLIGENCE, INC.

Summary of Business

 Park City Group, Inc. (the “Company”) is incorporated in the state of Nevada.  The Company’s 98.76% and 100% owned subsidiaries, PC Group, Inc. and Park City Group, Inc. (“Prescient”), respectively, are incorporated in the states of Utah and Delaware, respectively.  All intercompany transactions and balances have been eliminated in consolidation.

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

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

 The accompanying unaudited consolidated condensed financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10−K, are adequate to make the information presented not misleading. Operating results for the three and nine months ended March 31, 2014 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2014.

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

Allowance for Doubtful Accounts Receivable

 The Company offers credit terms on the sale of the Company’s products to a significant majority of the Company’s customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience and a specific review of accounts receivable at the end of each period. As of March 31, 2014 and June 30, 2013, the allowance for doubtful accounts was $70,000 and $190,000, respectively.

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

 For the three and nine months ended March 31, 2014 and 2013, warrants to purchase 320,154 and 486,110 shares of common stock were not included in the computation of diluted EPS due to the anti-dilutive effect.  For the three and nine months ended March 31, 2014, 1,029,818 shares of common stock issuable upon conversion of the Company’s Series B Convertible Preferred Stock (“Series B Preferred”) were not included in the diluted EPS calculation as the effect would have been anti-dilutive, as compared to the 1,029,818 and 3,298,348 shares of common stock issuable upon conversion of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) and Series B Preferred for the three and nine months ended March 31, 2013. The Company redeemed all outstanding shares of Series A Preferred on April 15, 2013, after which there were no shares of Series A Preferred outstanding.

 Certain prior-year amounts have been reclassified to conform with the current year's presentation.

NOTE 3.  LIQUIDITY

 Historically, the Company has financed its operations through operating revenues, loans from directors, officers and stockholders, loans from the Chief Executive Officer and majority shareholder, and private placements of equity securities.

 At March 31, 2014, the Company had positive working capital of $1,573,650 compared with positive working capital of $1,124,476 at June 30, 2013.  This $449,174 increase in working capital is principally due to increased accounts receivable and reductions in deferred revenue and current notes payable.  These were partially offset by an increase in accrued liabilities and accounts payable and decrease in prepaid expenses.  While no assurances can be given, management currently believes that the Company will continue to increase its working capital position, and thereby reduce its indebtedness in subsequent periods utilizing existing cash resources and projected cash flow from operations.  In addition, management may also pay down, pay off or refinance certain of the Company’s indebtedness to extend the maturities of such indebtedness.  Management believes that these initiatives will enable us to address our debt service requirements during the next twelve months without negatively impacting our working capital.  The financial statements do not reflect any adjustments should cash flow from operations be insufficient to meet our spending and debt service requirements, and we are otherwise unable to refinance or restructure our indebtedness.

 On September 4, 2012, the Company announced that its Board of Directors had approved a share repurchase program (the "Repurchase Program") of up to $2.0 million of the Company's common stock over the next two years, or such other date, whichever is earlier, when the Repurchase Program is revoked or varied by the Board of Directors.  The Repurchase Program does not obligate the Company to acquire any particular number of shares of common stock.  The Repurchase Program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. As of May 12, 2014, the Company had not repurchased any shares of common stock under the Repurchase Program.  It is unlikely at this time that the Board of Directors will repurchase any shares under the Repurchase Program through the date of the Repurchase Program’s termination, on August 22, 2014.

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

NOTE 5.  OUTSTANDING STOCK

 The following tables summarize information about warrants outstanding and exercisable at March 31, 2014:

	Warrants			Warrants
	Outstanding			Exercisable
	at March 31, 2014			at March 31, 2014
Range of exercise prices	Number outstanding at March 31, 2014	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at March 31, 2014	Weighted average exercise price

Warrants
$3.50 – 3.60	243,410	3.96	$3.56	243,410	$3.56
$6.45	76,744	4.41	$6.45	76,744	$6.45
	320,154	4.06	$4.25	320,154	$4.25

NOTE 6.  RELATED PARTY TRANSACTIONS

 None.

NOTE 7.  PROPERTY AND EQUIPMENT

 Property and equipment are stated at cost and consist of the following as of:

	March 31, 2014 (unaudited)	June 30, 2013
Computer equipment	$2,879,976	$2,444,129
Furniture and fixtures	260,574	321,281
Leasehold improvements	231,782	231,782
	3,372,332	2,997,192
Less accumulated depreciation and amortization	(2,557,683)	(2,325,233)
	$814,649	$671,959

NOTE 8.  CAPITALIZED SOFTWARE COSTS

 Capitalized software costs consist of the following as of:

	March 31, 2014 (unaudited)	June 30, 2013
Capitalized software costs	$2,443,128	$2,443,128
Less accumulated amortization	(2,443,128)	(2,370,046)
	$-	$73,082

NOTE 9.  ACCRUED LIABILITIES

 Accrued liabilities consist of the following as of:

	March 31, 2014 (unaudited)	June 30, 2013
Accrued stock-based compensation	$815,371	$497,012
Accrued compensation	272,871	295,377
Accrued other liabilities	159,730	176,892
Accrued dividends	154,473	123,578
Accrued interest	-	4,123
	$1,402,445	$1,096,982

NOTE 10.  PREFERRED DIVIDENDS

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

 Historically, the Company offered applications and related maintenance contracts to new customers for a one-time, non-recurring up front license fee.  Although not completely abandoning the license fee and maintenance model, since the acquisition of Prescient in January 2009, the Company has focused its strategic initiatives and resources to marketing and selling prospective customers a subscription for its product offerings.  In support of this strategic shift toward a subscription-based model, the Company has scaled its contracting process, streamlined its customer on-boarding and implemented a financial package that integrates multiple systems in an automated fashion. As a result, subscription based revenue has grown from $203,000 for the 2008 fiscal year to $8 million in the year ended June 30, 2013.  During that same period our revenue has transitioned from 6% subscription revenue and 94% license and other revenue basis to 71% subscription revenue and 29% license and other revenue basis.

 The Company is incorporated in the state of Nevada.  The Company’s 98.76% and 100% owned subsidiaries, PC Group, Inc. and Prescient, which recently changed its name to Park City Group, Inc., respectively, are incorporated in the states of Utah and Delaware, respectively.  All intercompany transactions and balances have been eliminated in consolidation.

 The principal executive offices of the Company are located at 299 South Main Street, Suite 2370, Salt Lake City, Utah 84111.  The telephone number is (435) 645-2000.  The website address is http://www.parkcitygroup.com.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013.

Revenue

	Fiscal Quarter Ended March 31,		Variance
	2014	2013	Dollars	Percent
Subscription	$2,489,772	$2,007,821	$481,951	24%
Other revenue	598,725	1,039,167	(440,442)	-42%
Total revenue	$3,088,497	$3,046,988	$41,509	1%

 Total revenue was $3,088,497 and $3,046,988 for the three months ended March 31, 2014 and 2013, respectively, a 1% increase.  This $41,509 increase in total revenue was principally due to an increase of $481,951 in subscription revenue, offset by a decrease of $440,442 in other revenue, as more particularly described below.

 Management believes that the Company’s strategy of pursuing contracts with suppliers (“spokes”) to connect to retail customers (“hubs”) that have been added in the most recently completed fiscal year, and year-to-date, including the service agreement with CVS Pharmacy, Inc., announced in July 2012, will continue to result in increased subscription revenue during the fiscal year ending June 30, 2014, and in subsequent periods.  In addition, management believes that revenue in subsequent periods will increase as a result of the receipt of subscription payments from ReposiTrak resulting from the license of the Company’s technology necessary to power ResposiTrak. ResposiTrak enables grocery, supermarkets, packaged goods manufacturers, food processing facilities, drug stores and drug manufacturers, as well as logistics partners, to track and trace products and components to products throughout the food, drug and dietary supplement supply chains.

Subscription Revenue

 Subscription revenue was $2,489,772 and $2,007,821 for the three months ended March 31, 2014 and 2013, respectively, a 24% increase in the three months ended March 31, 2014 when compared with the three months ended March 31, 2013.  The net increase of $481,951 is principally due to (i) the growth of existing retailer and supplier subscriptions of $461,000 and (ii) the addition of new customers contributing $89,000.  The increase in subscription revenue was partially offset by a decrease of approximately $68,000 resulting from the non-renewal of existing clients.  While no assurances can be given, the Company anticipates that revenue from subscription-based services will continue to increase on a year-over-year basis.  Subscription revenue recognized from the relationship with ReposiTrak was $403,597 and $300,000 for the three months ended March 31, 2014 and 2013, respectively.

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

Other Revenue

 Other revenue was $598,725 and $1,039,167 for the three months ended March 31, 2014 and 2013, respectively, a decrease of 42% in the three months ended March 31, 2014 compared with the three months ended March 31, 2013. The net decrease of $440,442 is principally due to (i) a net decrease in maintenance revenue of $210,000, (ii) a decrease of $193,000 in license sales to our legacy customer base, and (iii) a decrease in professional services of $37,000.  Other revenue includes management fees from the relationship with ReposiTrak which totaled $171,073 and $158,335 for the three months ended March 31, 2014 and 2013, respectively.

 While these other sources of revenue will continue in future periods, management’s focus on recurring subscription-based revenue will cause license, maintenance, and consulting services to fluctuate and be difficult to predict.

Cost of Services and Product Support

	Fiscal Quarter Ended March 31,		Variance
	2014	2013	Dollars	Percent
Cost of services and product support	$1,336,818	$1,141,643	$195,175	17%
Percent of total revenue	43%	37%

 Cost of services and product support was $1,336,818 and $1,141,643 for the three months ended March 31, 2014 and 2013, respectively, a 17% increase in the three months ended March 31, 2014 compared with the three months ended March 31, 2013.  This increase of $195,175 for the quarter ended March 31, 2014 when compared with the same period ended March 31, 2013 is principally due to (i) a $205,000 increase in employee related expense, and (ii) a $36,000 increase travel related expense.  These increases were partially offset by a decrease of $46,000 in other product support costs.

Sales and Marketing Expense

	Fiscal Quarter Ended March 31,		Variance
	2014	2013	Dollars	Percent
Sales and marketing	$1,073,200	$747,120	$326,080	44%
Percent of total revenue	35%	25%

 Sales and marketing expense was $1,073,200 and $747,120 for the three months ended March 31, 2014 and 2013, respectively, a 44% increase.  This $326,080 increase over the comparable quarter was primarily the result of (i) an increase of $239,000 in marketing expense, and (ii) an increase in salary and sales consulting and related expense of $92,000.  These increases were partially offset by a decrease of $5,000 in travel related expense.  Management expects sales and marketing expenses to remain at current levels to support anticipated growth in subscription revenue, among other factors.

General and Administrative Expense

	Fiscal Quarter Ended March 31,		Variance
	2014	2013	Dollars	Percent
General and administrative	$905,225	$692,548	$212,677	31%
Percent of total revenue	29%	23%

 General and administrative expense was $905,225 and $692,548 for the three months ended March 31, 2014 and 2013, respectively, a 31% increase in the three months ended March 31, 2014 compared with the three months ended March 31, 2013.  This $212,677 increase when comparing expenditures for the quarter ended March 31, 2014 with the same period ended March 31, 2013 is principally due to (i) an increase in stock compensation, bonus and salary expense of $197,000, and (ii) a $30,000 increase in bad debt expense.  The increase in general and administrative expense during the quarter ended March 31, 2014 was partially offset by a decrease of $8,000 in facility related costs and a decrease of $7,000 in travel and other expense.

Depreciation and Amortization Expense

	Fiscal Quarter Ended March 31,		Variance
	2014	2013	Dollars	Percent
Depreciation and amortization	$211,661	$222,602	$(10,941)	-5%
Percent of total revenue	7%	7%

 Depreciation and amortization expense was $211,661 and $222,602 for the three months ended March 31, 2014 and 2013, respectively, a decrease of 5% in the three months ended March 31, 2014 compared with the three months ended March 31, 2013.  This comparative decrease of $10,941 is related to the completion of amortization of capitalized software costs partially offset by an increase in depreciation related to new hardware purchases during the quarter ended March 31, 2014.

Other Income and Expense

	Fiscal Quarter Ended March 31,		Variance
	2014	2013	Dollars	Percent
Interest income (expense)	$31,987	$(33,781)	$65,768	195%
Percent of total revenue	1%	1%

 Interest income (expense) was income of $31,987 and expense of $33,781 for the three months ended March 31, 2014 and 2013, respectively.  This change of $65,768 for the quarter ended March 31, 2014 when compared to the quarter ended March 31, 2013 is due to interest income on notes receivable of $46,000 and a decrease in expense related to lower outstanding balances on notes payable.

Preferred Dividends

	Fiscal Quarter Ended March 31,		Variance
	2014	2013	Dollars	Percent
Preferred dividends	$154,473	$288,721	$(134,248)	-46%
Percent of total revenue	5%	9%

 Dividends accrued on the Company’s Series B Preferred was $154,473 for the three months ended March 31, 2014, compared to dividends accrued on the Company’s Series A Preferred and Series B Preferred of $288,721 for the three months ended March 31, 2013.

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

Comparison of the Nine Months Ended March 31, 2014 to the Nine Months Ended March 31, 2013.

Revenue

	Nine Months Ended March 31,		Variance
	2014	2013	Dollars	Percent
Subscription	$6,968,606	$5,917,978	$1,050,628	18%
Other revenue	1,915,441	2,500,739	(585,298)	-23%
Total revenue	$8,884,047	$8,418,717	$465,330	6%

 Total revenue was $8,884,047 and $8,418,717 for the nine months ended March 31, 2014 and 2013, respectively, a 6% increase.  This $465,330 increase in total revenue was principally due to an increase of $1,050,628 in subscription revenue, offset by a decrease of $585,298 in other revenue, as more particularly described below.

Subscription Revenue

 Subscription revenue was $6,968,606 and $5,917,978 for the nine months ended March 31, 2014 and 2013, respectively, an 18% increase in the nine months ended March 31, 2014 when compared with the nine months ended March 31, 2013.  The net increase of $1,050,628 is principally due to (i) the growth of existing retailer and supplier subscriptions of $1.1 million, and (ii) the addition of new customers contributing $73,000.  The increase in subscription revenue was partially offset by a decrease of approximately $122,000 resulting from the non-renewal of existing clients.  Subscription revenue recognized from the Company’s relationship with ReposiTrak was $1,203,597 and $900,000 for the nine months ended March 31, 2014 and 2013, respectively. Of this amount for March 31, 2014, $800,000 was paid by the issuance to the Company of promissory notes reflected on the Company’s balance sheet as notes receivable, and $403,597 is reflected as accounts receivable.    While no assurances can be given, the Company anticipates that revenue from subscription-based services will continue to increase on a year-over-year basis.

Other Revenue

 Other revenue was $1,915,441 and $2,500,739 for the nine months ended March 31, 2014 and 2013, respectively, a decrease of 23% in the nine months ended March 31, 2014 compared with the nine months ended March 31, 2013. The net decrease of $585,298 is principally due to (i) net decrease in maintenance revenue of $362,000, (ii) a decrease in license sales to our legacy customer base, and (iii) a decrease in the professional services.  Other revenue includes management fees from the Company’s relationship with ReposiTrak which totaled $522,008 and $456,546 for the nine months ended March 31, 2014 and 2013, respectively.  Of the amount for the period ended March 31, 2014, $350,935 was paid in cash and $171,073 is reflected on the Company’s balance sheet as accounts receivable.

Cost of Services and Product Support

	Nine Months Ended March 31,		Variance
	2014	2013	Dollars	Percent
Cost of services and product support	$3,792,364	$3,321,290	$471,074	14%
Percent of total revenue	43%	39%

 Cost of services and product support was $3,792,364 and $3,321,290 for the nine months ended March 31, 2014 and 2013, respectively, a 14% increase in the nine months ended March 31, 2014 compared with the nine months ended March 31, 2013.  This increase of $471,074 for the nine months ended March 31, 2014 when compared with the same period ended March 31, 2013 is principally due to (i) a $391,000 increase in employee related expense, (ii) an $64,000 increase in travel related expense, and (iii) a $16,000 increase in other product support costs.

Sales and Marketing Expense

	Nine Months Ended March 31,		Variance
	2014	2013	Dollars	Percent
Sales and marketing	$3,442,675	$2,090,777	$1,351,898	65%
Percent of total revenue	39%	25%

 Sales and marketing expense was $3,442,675 and $2,090,777 for the nine months ended March 31, 2014 and 2013, respectively, a 65% increase.  This $1,351,898 increase over the comparable period was primarily the result of (i) an increase in salary and sales consulting and related expenses of $679,000, (ii) an increase of $562,000 in marketing expense, and (iii) an increase of $111,000 in travel related expense.  Management expects sales and marketing expense to remain at current levels to support anticipated growth in subscription revenue, among other factors.

General and Administrative Expense

	Nine Months Ended March 31,		Variance
	2014	2013	Dollars	Percent
General and administrative	$3,032,842	$1,862,049	$1,170,793	63%
Percent of total revenue	34%	22%

            General and administrative expense was $3,032,842 and $1,862,049 for the nine months ended March 31, 2014 and 2013, respectively, a 63% increase in the nine months ended March 31, 2014 compared with the nine months ended March 31, 2013.  This $1,170,793 increase when comparing expenditures for the nine months ended March 31, 2014 with the same period ended March 31, 2013 is principally due to (i) an increase in stock compensation, bonus and salary expense of $1.05 million, (ii) $90,000 in increase in bad debt expense, (iii) $52,000 increase in estimated taxes, and (iv) an increase of $26,000 in travel and other expense.  The increase in general and administrative expense during the comparable period ended March 31, 2014 was partially offset by a decrease of $50,000 in facility related costs.

Depreciation and Amortization Expense

	Nine Months Ended March 31,		Variance
	2014	2013	Dollars	Percent
Depreciation and amortization	$679,963	$683,125	$(3,162)	-0%
Percent of total revenue	8%	8%

 Depreciation and amortization expense was $679,963 and $683,125 for the nine months ended March 31, 2014 and 2013, respectively.  Depreciation and amortization expenses have remained relatively flat with a decrease of $3,162 for the nine months ended March 31, 2014 when compared to the nine months ended March 31, 2013 although we have completed the amortization of capitalized software costs.  This decrease has been  partially offset by an increase in depreciation related to new hardware purchases during the nine month period ended March 31, 2014.

Other Income and Expense

	Nine Months Ended March 31,		Variance
	2014	2013	Dollars	Percent
Interest income (expense)	$59,927	$(111,649)	$171,576	154%
Percent of total revenue	1%	1%

 Interest income (expense) was income of $59,927 and expense of $111,649 for the nine months ended March 31, 2014 and 2013, respectively, a change of 154% in the nine months ended March 31, 2014 compared with the nine months ended March 31, 2013.  This change of $171,576 for the nine months ended March 31, 2014 when compared to the nine months ended March 31, 2013 is due to interest income on notes receivable of $121,000 and a decrease in interest expense related to lower outstanding balances on notes payable.

Preferred Dividends

	Nine Months Ended March 31,		Variance
	2014	2013	Dollars	Percent
Preferred dividends	$463,419	$788,002	$(324,583)	-41%
Percent of total revenue	5%	9%

 Dividends accrued on the Company’s Series B Preferred was $463,419 for the nine months ended March 31, 2014, compared to dividends accrued on the Company’s Series A Preferred and Series B Preferred of $788,002 for the nine months ended March 31, 2013.

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

	As of March 31,		Variance
	2014	2013	Dollars	Percent
Cash	$3,411,181	$4,395,904	$(984,723)	-22%

 We have historically funded our operations with cash from operations, equity financings and debt borrowings. Cash and cash equivalents was $3,411,181 and $4,395,904 at March 31, 2014 and 2013, respectively.  This $984,723 decrease from March 31, 2013 to March 31, 2014 was principally the result of the use of cash in operations, offset by the receipt of approximately $4.1 million received from the Private Offering and Director Investment in March 2013, as well as an additional $1.5 million raised in the second Director Investment consummated in August 2013. This cash was intended to finance the Series A Redemption; however, approximately 99% of the holders of shares of Series A Preferred elected to convert their shares of Series A Preferred into shares of common stock.

Net Cash Flows from Operating Activities

	Nine Months Ended March 31,		Variance
	2014	2013	Dollars	Percent
Cash (used in) provided by operating activities	$(712,026)	$260,479	$(972,505)	-373%

 Net cash provided by operating activities is summarized as follows:

	Nine Months Ended March 31,
	2014	2013
Net (loss) income	$(2,003,870)	$349,827
Noncash expense and income, net	2,272,539	1,426,848
Net changes in operating assets and liabilities	(980,695)	(1,516,196)
	$(712,026)	$260,479

 Noncash expense increased by $846,000 in the nine months ended March 31, 2014 compared to March 31, 2013.  Noncash expense increased as a result of a $662,000 increase in stock compensation expense, $97,000 in stock issued as a charitable contribution, and $90,000 in bad debt expense.

Net Cash Flows from Investing Activities

	Nine Months Ended March 31,		Variance
	2014	2013	Dollars	Percent
Cash used in investing activities	$(1,232,834)	$(345,375)	$887,459	257%

 Net cash used in investing activities for the nine months ended March 31, 2014 was $1,232,834 compared to net cash used in investing activities of $345,375 for the nine months ended March 31, 2013.  This $887,459 increase in cash used in investing activities for the nine months ended March 31, 2014 when compared to the same period in 2013 was the result of additional cash spent on property plant and equipment and funds loaned under notes receivable.

Net Cash Flows from Financing Activities

	Nine Months Ended March 31,		Variance
	2014	2013	Dollars	Percent
Cash provided by financing activities	$1,739,456	$3,374,624	$(1,635,168)	-48%

 Net cash provided by financing activities totaled $1,739,456 for the nine months ended March 31, 2014 as compared to cash flows provided by financing activities of $3,374,624 for the nine months ended March 31, 2013.  The change in net cash provided by financing activities is primarily attributable to the decrease in stock issued for cash, partially offset by proceeds from the exercise of warrants of $628,000, proceeds from a note payable of $161,000, and a decrease in cash paid to notes payable and capital leases.

Working Capital

 At March 31, 2014, the Company had positive working capital of $1,573,650 when compared with positive working capital of $1,124,476 at June 30, 2013.  This $449,174 increase in working capital is principally due to (i) a $635,000 increase in accounts receivable (ii) a decrease in deferred revenue of $235,000, and current notes payable of $305,000.  These were partially offset by decreases in cash of $205,000 and prepaid expenses of $132,000 and an increase in accrued liabilities of $305,000 and accounts payable of $84,000.  Management currently believes that the Company will continue to increase its working capital position, and thereby reduce its indebtedness in subsequent periods utilizing existing cash resources and projected cash flow from operations.

	As of March 31,	As of June 30,	Variance
	2014	2013	Dollars	Percent
Current assets	$6,702,164	$6,403,860	$298,304	5%

 Current assets as of March 31, 2014 totaled $6,702,164, an increase of $298,304 when compared to $6,403,860 as of June 30, 2013.  This 5% increase in current assets is due to an increase in accounts receivable partially offset by a decrease in prepaid expenses and cash.

	As of March 31,	As of June 30,	Variance
	2014	2013	Dollars	Percent
Current liabilities	$5,128,514	$5,279,384	$(150,870)	3%

 Current liabilities totaled $5,128,514 as of March 31, 2014 as compared to $5,279,384 as of June 30, 2013.  The $150,870 comparative decrease in current liabilities is principally due to decreases in deferred revenue and current notes payable partially offset by an increase in accounts payable and accrued liabilities.

 While no assurances can be given, management currently intends to continue to reduce its indebtedness in subsequent periods utilizing existing cash resources and projected cash flow from operations.  In addition, management may also continue to pay down, pay off or refinance certain of the Company’s indebtedness.  Management believes that these initiatives will enable us to address our debt service requirements during the next twelve months without negatively impacting our working capital, as well as fund our currently anticipated operations and capital spending requirements.

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

 Our exposure to interest rate changes related to borrowing has been limited by the use of fixed rate borrowings on the majority of our outstanding debt, and we believe the effect, if any, or reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.  At March 31, 2014, the debt portfolio was composed of approximately 75% variable-rate debt and 25% fixed-rate debt.

	March 31, 2014 (unaudited)	Percent of Total Debt
Fixed rate debt	$480,532	25%
Variable rate debt	1,478,290	75%
Total debt	$1,958,822	100%

 The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2014:

Cash:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$2,411,181	N/A
Certificates of Deposit	$1,000,000	1.5%

ITEM 4.  CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2014. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Risks Related to the Company

The Company has incurred losses in the past and there can be no assurance that the Company will operate profitably in the future.

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

 The Company had a net loss of $406,420 for the quarter ended March 31, 2014 compared to a net income of $209,294 for the quarter ended March 31, 2013.  There can be no assurance that the Company will return to profitability, or reliably or consistently operate profitably in future periods. If the Company does not operate profitably in the future, the Company’s current cash resources will be used to fund the Company’s operating losses.  Continued losses would have an adverse effect on the long-term value of the Company’s common stock and any investment in the Company.  The Company cannot give any assurance that the Company will continue to generate revenue or have sustainable profits.

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

 Under the terms of the Omnibus Agreement and in consideration for a warrant to acquire the majority interest in ReposiTrak, effective June 30, 2013, the Company accepted from ReposiTrak a promissory note in the principal amount of $1.62 million, representing annual fees due and owing the Company under the terms of the Original Agreements.  In addition, ReposiTrak may make future payments to the Company for annual and other fees due the Company under the terms of the Omnibus Agreement in the form of additional promissory notes.  The Company was issued an additional note for $400,000 during the quarter ended March 31, 2014, and the current amount of the outstanding notes including interest accrued on the notes is approximately $2.5 million.  In the event of a default under such notes, the Company’s financial results, including its financial condition, may be materially and adversely affected.

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

 The Company’s officers and directors, including the Chief Executive Officer, control approximately 37.2% of the Company’s common stock.  The Company’s Chief Executive Officer, Randall K. Fields, individually, controls 28.8% of the Company’s common stock. Consequently, Mr. Fields individually, and the Company’s officers and directors, as stockholders acting together, are able to significantly influence all matters requiring approval by the Company’s stockholders, including the election of directors and significant corporate transactions, such as mergers or other business combination transactions.

The Company’s corporate charter contains authorized, unissued “blank check” preferred stock issuable without stockholder approval with the effect of diluting then current stockholder interests.

 The Company’s certificate of incorporation currently authorizes the issuance of up to 30,000,000 shares of ‘blank check’ preferred stock with designations, rights, and preferences as may be determined from time to time by the Company’s Board of Directors.  As of March 31, 2014, a total of 411,927 shares of Series B Convertible Preferred Stock (“Series B Preferred”) were issued and outstanding.  The Company’s board of directors is empowered, without stockholder approval, to issue one or more additional series of preferred stock with dividend, liquidation, conversion, voting, or other rights that could dilute the interest of, or impair the voting power of, the Company’s common stockholders.  The issuance of an additional series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 5.  OTHER INFORMATION

 None.

ITEM 6.  EXHIBITS

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2014	PARK CITY GROUP, INC.

By: /s/ Randall K. Fields
Randall K. Fields Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: May 12, 2014	By: /s/ Edward L. Clissold
Edward L. Clissold Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)