Form 10-K
period 2014-06-30
PARK CITY GROUP INC
filed 2014-09-11
CIK 50471

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-34941
(Commission file number)

PARK CITY GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1454128
State or other jurisdiction of incorporation	(IRS Employer Identification No.)

299 South Main Street, Suite 2370 Salt Lake City, Utah 84111	(435) 645-2000
(Address of principal executive offices)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Title of each Class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	NASDAQ Capital Market

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

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[  ] Yes   [X] No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as of December 31, 2013, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $106,100,000 (at a closing price of $10.16 per share).

As of September 11, 2014, 17,106,645 shares of the Company’s $0.01 par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission on or before 120 days after the end of the registrant’s 2014 fiscal year, or October 28, 2014, in connection with the solicitation of proxies for the registrant’s 2014 annual meeting of stockholders.

TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-K
YEAR ENDED JUNE 30, 2014

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

 Historically, the Company offered applications and related maintenance contracts to new customers for a one-time, non-recurring up front license fee.  Although not completely abandoning the license fee and maintenance model, since the acquisition of Prescient Applied Intelligence, Inc. (“Prescient”) in January 2009, the Company has focused its strategic initiatives and resources to marketing and selling prospective customers a subscription for its product offerings.  In support of this strategic shift toward a subscription-based model, the Company has scaled its contracting process, streamlined its customer on-boarding and implemented a financial package that integrates multiple systems in an automated fashion. As a result, subscription based revenue has grown from $203,000 for the 2008 fiscal year to approximately $9.4 million in the year ended June 30, 2014.  During that same period our revenue has transitioned from 6% subscription revenue and 94% license and other revenue basis to 79% subscription revenue and 21% license and other revenue.

 The Company is incorporated in the state of Nevada.  The Company has two subsidiaries, PC Group, Inc. (formerly, Park City Group, Inc.), a Utah corporation (98.76% owned), and Park City Group, Inc. (formerly, Prescient Applied Intelligence, Inc.), a Delaware corporation (100% owned).  All intercompany transactions and balances have been eliminated in consolidation.

 Our principal executive offices of the Company are located at 299 South Main Street, Suite 2370, Salt Lake City, Utah 84111.  Our telephone number is (435) 645-2000.  Our website address is http://www.parkcitygroup.com.

Recent Developments

ResposiTrak Agreement

Effective June 30, 2013, the Company, ReposiTrak, Inc. (“ReposiTrak”), and Leavitt Partners, LLC (“Leavitt”) entered into an Omnibus Subscription, Management and Option Agreement (the “Omnibus Agreement”), wherein the Company agreed to continue providing certain management and business services to ReposiTrak, including powering ReposiTrak’s subscription-based analytical service of food and drug supply chains with the Company’s technologies, for a three year term. In addition to certain subscription and management fees, the Company also has a nine-year option to purchase approximately 75% of the ReposiTrak’s issued and outstanding securities, on a fully diluted basis, for prices ranging from $0.15 - $1.17 per share.  During the year ended June 30, 2014, the Company received $2,330,700 in subscription and management fees pursuant to the Omnibus Agreement.

Listing of Common Stock on the NASDAQ Capital Market

     On October 15, 2013, the Company notified the NYSE MKT LLC (the “NYSE MKT”) of the Company's intent to withdraw the listing and registration of its common stock from the NYSE MKT, and transfer the listing of its common stock to the NASDAQ Capital Market. The Company’s common stock ceased trading on the NYSE MKT at the close of business on October 25, 2013, and began trading on the NASDAQ Capital Market on October 28, 2013 under the stock symbol “PCYG”.

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

 On July 25, 2002, Fields Technologies, Inc. changed its name from Fields Technologies, Inc. to Park City Group, Inc. through a merger with Park City Group, Inc., a Nevada corporation, which was organized for that purpose and was also the surviving entity in the merger.  As a result, both the parent-holding company (Nevada) and its operating subsidiary (Delaware) were named Park City Group, Inc.  In February 2014, Park City Group, Inc. (Delaware) was domesticated in Utah and changed its name to PC Group, Inc.  Park City Group, Inc. (Nevada) has no business operations separate from the operations conducted through its subsidiaries, including Prescient Applied Intelligence, Inc., a Delaware corporation (“Prescient”).

 On January 13, 2009, the Company acquired 100% of Prescient,  a leading provider of on-demand solutions for the retail marketplace, including both retailers and suppliers.  Its solutions capture information at the point of sale, provide greater visibility into real-time demand and turn data into actionable information across the entire supply chain.  In February 2014, Prescient changed its name to Park City Group, Inc. The Company’s condensed consolidated financial statements contain the results of operations of Park City Group, Inc. (Delaware).

    Software-as-a-Service Delivery Model

 Historically, the Company offered applications and related maintenance contracts to new customers for a one-time, non-recurring up front license fee and provided an option for annually renewing their maintenance agreements.  As a result of the Prescient merger and Prescient’s reliance on subscription based revenue, and the Company began shifting away from offering its solutions for a one-time licensing fee and now principally offers prospective customers monthly subscription based licensing of its products.  Although not completely abandoning the license fee and maintenance model, the Company continues to focus its strategic initiatives on increasing the number of retailers, suppliers and manufacturers that use its software on a subscription basis.

 Our on-demand, software-as-a-service delivery model enables our proprietary software solutions to be implemented, accessed and used by our customers remotely.  Our solutions are hosted and maintained by us, thus significantly reducing costs by eliminating for our customers the time, risk and headcount associated with installing and maintaining applications within their own information technology infrastructures. As a result, we believe our solutions require significantly less capital to build and require less initial investment in third-party software, hardware and implementation services, and have lower ongoing support costs versus traditional enterprise software. The software-as-a-service ("SaaS") model also allows for advanced information technology infrastructure management, security, disaster recovery and other best practices.  Since we manage updates and upgrades to our solution on behalf of our customers, we are able to implement improvements to our solutions in a more rapid and uniform way, enabling us to take advantage of operational efficiencies.

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

 Supermarkets

 The supermarket industry is under increased competitive pressure from mass market retailers such as Wal-Mart, Costco, Target, and other channels, including extreme value (dollar stores), limited assortment (ALDI/Save-a-lot), and convenience (Sheetz, 7/11) stores.  One of the strategies traditional supermarkets are implementing is to improve the demographic “mix” of products to match the unique needs of those consumers who shop at individual stores. Mix is most difficult to manage for those products that are delivered by Direct Store Delivery (“DSD”) suppliers such as carbonated beverages, bread, dairy, greeting cards, magazines and salty snacks. The Company’s software provides newfound visibility to the retailer as to specific item deliveries and in-stock status with item and category productivity. In addition, supermarkets are growing sales and consumer loyalty by developing and distributing their own brand or private label for all key categories within their stores. This proliferation of new items is creating a new set of challenges for both retailers and suppliers as they battle to find space to accommodate the new private label items at the expense of the incumbent or national brand supplier.  The Company’s software and consulting services provide visibility tools to facilitate the decision making process by providing a shared and trusted view to information that helps the parties optimize item selection and shelf presence.  Furthermore, supermarkets are under pressure to increase the quantity and quality of their perishable offerings.  Perishable departments, such as bakery, meat and seafood, dairy, and deli historically are loosely managed, but now are a focus for profitability improvement.  The Company’s software and consulting services and change management resources are designed to address this specific business problem, increasing the profitability of perishable products at the department and store level.

    Convenience Stores

 For convenience stores, recent trends of contracting gasoline sales margins and declining tobacco sales further increases the need for improved cost controls, focus on product mix and better decision support.  To intensify the focus on these issues, other industry segments such as value retailers and grocery stores are cutting into the convenience store stronghold by offering gasoline, a product that once was almost solely offered by convenience store retailers.  In response to declining gasoline sales and profits, the convenience store industry is pushing into fresh food as an avenue of increasing sales and profitability. Only the most progressive convenience store operations have automated systems to help store managers, leaving the majority of the operators without any technology to ease their administrative and operational burdens.

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

 Scan Based Trading (“SBT”). Our SBT solution eliminates supply chain inefficiencies and helps retailers and suppliers get product to the store shelves more quickly, efficiently and profitably. SBT is an advanced commerce practice where the supplier retains ownership of the inventory until it scans at the cash register. Once the retailer and supplier have agreed to begin an SBT relationship, the first step is item and price authorization. This process matches retailer and supplier product data to eliminate invoice discrepancies at the point of sale. Our SBT system receives the scan sales data and maintains it in a repository to ensure that product movement data is available to all members of the trading community. Implementation creates increased demand visibility and improved forecast accuracy. Our SBT solution is offered as a hosted service, so implementation is immediate and always available.

 ScoreTracker. Our ScoreTracker solution gives retailers and suppliers a clear view into critical aspects of their supply chain operations so that they can better serve the consumer.  This visibility solution provides analysis of scan sales data by store, by day and by category.  Retailers and suppliers better understand what is selling, the velocity at which a product is moving and how profitable it is. In addition, our solution helps analyze shrink and how to use that information to prevent out of stocks.  This tool is provided to retailers and suppliers who provide additional data inputs valuable to operating their business such as routes, returns and credits.  The ScoreTracker solution enables a true collaborative view to the Key Performance Indicators (“KPI’s”) for both retailers and suppliers.  The Company is a neutral third party between the trading partners and the retailer and ScoreTracker delivers a trusted view to performance and actionable insights with respect to improving sales and item performance and reducing operational and shrink costs.

 Vendor-Managed Inventory (“VMI”). VMI programs are gaining in popularity because suppliers have come to realize that VMI offers the opportunity to better align themselves with their trading partners and add value to those relationships. Our VMI solution provides collaborative tools that increase supply chain efficiencies, lower inventory and enhance trading partner relationships. The solution is pre-mapped to the specific requirements of each trading partner for the transfer of electronic data directly into our system. This enables suppliers to analyze retailer-supplied demand information, automatically generate orders for each customer, set inventory policy at the retailer’s distribution center and monitor on-going inventory levels, determine which items need to be replenished, and how to ship them most cost-effectively. Our VMI suite has the flexibility and functionality to scale to accommodate new trading partners. Our solution delivers real value for suppliers through fewer out-of-stocks, increased inventory turns, and increased customer satisfaction and loyalty.

 Store Level Replenishment (“SLR”). Many retailers are shifting the responsibility of replenishing product at the store shelf onto the suppliers who bring that product into the store. Avoiding overstocks and understocks, particularly with highly promoted products such as ice cream or bread, has been a challenge for DSD suppliers. Our on-demand SLR solution provides these suppliers visibility into store level movement and activity, and generates replenishment orders based on point of sale data. Suppliers using this solution are able to optimize store-level demand forecasting and replenishment, resulting in fewer out of stocks and lost sales. Retailers benefit by having product on the shelf.

     Enterprise Supply Chain Planning Suite (“ESCP”). Our ESCP suite includes a solution to help users analyze point of service data and other demand signals to gain insight into customer demand. Suppliers have visibility into historical data – seasonal events, promotions and buying trends – to facilitate accurate forecasting. Our software assesses how inventory will be impacted, then calculates recommended stocking levels, considers service level goals and develops a time-phased replenishment plan.  The solution brings demand data into one place where users can easily manage the complex sets of data and parameters that impact their businesses, including seasonal builds, desired service levels, and manufacturing constraints.  ESCP considers consumption rates and inventory levels and automatically calculates time-phase safety stocks and replenishment quantities while being extremely flexible and can be configured to meet the needs of any company’s supply chain processes.

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

 ActionManager®. The second most important cost element typically facing today’s retailers is labor.  ActionManager® addresses labor needs by providing a suite of solutions that forecast labor demand, schedules staff resources and provides store managers with the necessary tools to keep labor costs under control while improving customer service, satisfaction, and sales.  ActionManager® applications provide an automated method for managers to plan, schedule and administer many administrative tasks including new hire, time and attendance paperwork. In addition to automating most administrative processes, ActionManager® provides the local manager with a “dashboard” view of the business.  ActionManager® also has extensive reporting capabilities for corporate, field and store-level management to enable improved decision support.

 ReposiTrak™. On February 14, 2012, the Company announced a venture with Levitt Partners, an internationally known health care and food safety-consulting firm, which formed ReposiTrak, formerly, Global Supply Chain Systems, Inc.  ReposiTrak provides a document management service which provides visibility to insurance and indemnification documents, reports, audits, etc. for every facility in the connected supply chain, all in a single location through its web-based application. It also provides a targeted solution for improving supply chain visibility for food and drug safety.  ResposiTrak’s solution, similarly called ResposiTrak™, is powered by the Company’s technology and was developed in response to the passage of the Food Safety and Modernization Act in January of 2012.  ResposiTrak™ enables grocery, supermarkets, packaged goods manufacturers, food processing facilities, drug stores and drug manufacturers, as well as logistics partners, to track and trace products and components to products throughout the food, drug and dietary supplement supply chains. In the event of a product recall, the solution quickly identifies the supply chain path taken by the recalled product or product component, and allows for the removal of affected products in a matter of minutes, rather than weeks.  Additionally, ResposiTrak™ reduces risk of further contamination in the supply chain by identifying backward chaining sources and forward chaining recipients of affected products in near real time.

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

 Operations

 We currently serve our customers from a third-party data center hosting facility. Along with the Company’s Statement on Standards for Attestation Engagements (“SSAE”) No. 16 certification Service Organization Control (“SOC2”), the third-party facility is also a SSAE No. 16 – SOC2 certified location and is secured by around-the-clock guards, biometric screening and escort-controlled access, and is supported by on-site backup generators in the event of a power failure. As part of our current disaster recovery arrangements, all of our customers’ data is currently backed-up in near real-time. This strategy is designed to protect our customers’ data and ensure service continuity in the event of a major disaster. Even with the disaster recovery arrangements, our service could be interrupted.

 Customers

 We sell to business of all sizes.  Our customers primarily include food related consumer goods retailers, suppliers and manufacturers.  However, the Company is opportunistic and will offer its supply chain solutions to non-food consumer goods related companies as well.  With the exception of ReposiTrak, none of our retailing or supplier customers accounted for more than 10% percent of our revenue in fiscal 2014 or 2013. Our contractual relationship with ReposiTrak generated $2,330,700 in subscription and management fees during 2014, which amount constituted approximately 20% of the Company’s total revenue in 2014.

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

     Competition

 The market for the Company’s products and services is very competitive. We believe the principal competitive factors include product quality, reliability, performance, price, vendor and product reputation, financial stability, features and functions, ease of use, quality of support and degree of integration effort required with other systems.  While our competitors are often considerably larger companies in size with larger sales forces and marketing budgets, we believe that our deep industry knowledge and the breadth and depth of our offerings give us a competitive advantage.  Our ability to continually improve our products, processes and services, as well as our ability to develop new products, enables the Company to meet evolving customer requirements. We compete with large enterprise-wide software vendors, developers and integrators, business-to-business exchanges, consulting firms, focused solution providers, and business intelligence technology platforms.  Our supply chain solution competitors include supply chain vendors, major enterprise resource planning (“ERP”) software vendors, mid-market ERP vendors and niche players for VMI and SLR.

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

 Employees

 As of June 30, 2014, the Company employed a total of 57 employees, including 11 software developers and programmers, 14 sales, marketing and account management employees, 21 software service and support employees, four network operations employees and seven accounting and administrative employees.  During 2014, the Company contracted with nine programmers and two business analysts overseas.  The Company plans to continue expanding its offshore workforce to augment its analytics services offerings, expand its professional services and to provide additional programming resources.  The employees are not represented by any labor union.

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

The Company’s marketing strategy emphasizes sales of subscription-based services, instead of annual licenses, and contracting with suppliers (“spokes”) to connect to our clients (“hubs”).  This strategy has resulted in the development of a foundation of hubs to which suppliers can be  “connected”, thereby accelerating future growth. If, however, this marketing strategy fails, revenue and operations will be negatively affected.

            The Company had a net loss of $2,490,145 for the year ended June 30, 2014, compared to a net income of $257,487 for the year ended June 30, 2013.  There can be no assurance that the Company will return to profitability, or reliably or consistently operate profitably in future periods. If the Company does not operate profitably in the future, the Company’s current cash resources will be used to fund the Company’s operating losses.  Continued losses would have an adverse effect on the long-term value of the Company’s common stock and any investment in the Company.  The Company cannot give any assurance that the Company will continue to generate revenue or have sustainable profits.

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

The Company faces risks associated with new product introductions, and because of its contractual obligation to provide management services to ReposiTrak, Inc., the Company faces risks associated with ReposiTrak™.

            The first installations of ReposiTrak™ began in August 2012, and market and product data related to these implementations is still being analyzed. The Company also continually receives and analyzes market and product data on other products, and the Company may endeavor to develop and commercialize new product offerings based on this data.  The following risks apply to ReposiTrak™ and other potential new product offerings:

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

●
technological issues between the Company and customers may be experienced in capturing data, and these technological issues may result in unforeseen conflicts or technological setbacks when implementing additional installations of RespoiTrak™. This may result in material delays and even result in a termination of the RespoiTrak™ engagement;

●	the customer’s experience with ReposiTrak™ and other new offerings, if negative, may prevent the Company from having an opportunity to sell additional products and services to that customer;

●
if customers do not use ReposiTrak™ as the Company recommends and fails to implement any needed corrective action(s), it is unlikely that customers will experience the business benefits from the software and may therefore be hesitant to continue the engagement as well as acquire any additional software products from the Company; and

●	delays in proceeding with the implementation of ReposiTrak™ or other new products for a new customer will negatively affect the Company’s cash flow and its ability to predict cash flow.

ReposiTrak owes certain fees to the Company under the current contractual relationship between the Company and ReposiTrak, resulting in ReposiTrak issuing the Company promissory notes in order to make required payments, totaling approximately $3.0 million at June 30, 2014.

            Under the terms of the Omnibus Agreement and in consideration for a warrant to acquire the majority interest in ReposiTrak, effective June 30, 2013, the Company accepted from ReposiTrak a promissory note in the principal amount of approximately $1.62 million, representing annual fees due and owing the Company at June 30, 2013 under the terms of the initial Subscription Agreement and Management and Operating Agreement between the Company and ReposiTrak, dated April 1, 2012. The Company received additional notes in the aggregate principal amount of approximately $1.2 million during the year ended June 30, 2014, and the current amount of the outstanding notes from ReposiTrak, including interest accrued on the notes, is approximately $3.0 million.  In addition, ReposiTrak may make future payments to the Company for annual and other fees due the Company under the terms of the Omnibus Agreement in the form of additional promissory notes.  In the event of a default under any such notes, the Company’s financial results, including its financial condition, may be adversely and materially affected.

Approximately 20% of our total revenue during 2014 was attributable to ReposiTrak.  In the event the market for ReposiTrak’s services fails to develop as anticipated, or ReposiTrak is otherwise unable to execute its business plan, our financial condition and results of operations may be materially and adversely affected.

The Company recognized approximately $2.3 million in subscription and management fees during the year ended June 30, 2014 from its contractual relationship with ReposiTrak, which amount constituted approximately 20% of the Company’s total revenue in 2014.  Of the fees paid to us during 2014 by ReposiTrak, approximately $1.2 million was paid in cash from proceeds of loans by the Company to ReposiTrak which are evidenced by promissory notes. In the event the market for ReposiTrak’s services fails to develop as anticipated, or ReposiTrak is otherwise unable to execute its business plan, the Company’s financial results, including its financial condition, may be adversely and materially affected.

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

The Company’s officers and directors, including our Chief Executive Officer, Randall K. Fields, control approximately 37.3% of the Company’s common stock.  Mr. Fields, individually, controls 29.5% of the Company’s common stock. Consequently, Mr. Fields individually, and the Company’s officers and directors, as stockholders acting together, are able to significantly influence all matters requiring approval by the Company’s stockholders, including the election of directors and significant corporate transactions, such as mergers or other business combination transactions.

The Company’s corporate charter contains authorized, unissued “blank check” preferred stock issuable without stockholder approval with the effect of diluting then current stockholder interests.

The Company’s certificate of incorporation currently authorizes the issuance of up to 30,000,000 shares of ‘blank check’ preferred stock with designations, rights, and preferences as may be determined from time to time by the Company’s Board of Directors.  As of June 30, 2014, a total of 411,927 shares of Series B Convertible Preferred Stock (“Series B Preferred”) were issued and outstanding.  The Company’s board of directors is empowered, without stockholder approval, to issue one or more additional series of preferred stock with dividend, liquidation, conversion, voting, or other rights that could dilute the interest of, or impair the voting power of, the Company’s common stockholders.  The issuance of an additional series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control.

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

Historically, the Company offered applications and related maintenance contracts to new customers for a one-time, non-recurring up front license fee and provided an option for annually renewing their maintenance agreements.  The Company is now principally offering prospective customers monthly subscription based licensing of its products.  The Company’s customers may now choose to acquire a license to use the software on an Application Solution Provider basis (also referred to as “ASP”) resulting in monthly charges for use of the Company’s software products and maintenance fees.  The Company’s conversion from a strategy of one-time, non-recurring licensing based model to a monthly recurring fees based approach is subject to the following risks:

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

 Our principal place of business operations is located at 299 South Main Street, Suite 2370, Salt Lake City, UT 84111. We lease approximately 5,300 square feet at this corporate office location, consisting primarily of office space, conference rooms and storage areas.  Our telephone number is (435) 645-2000.  Our website address is http://www.parkcitygroup.com.

ITEM 3.	LEGAL PROCEEDINGS

 We are, from time to time, involved in various legal proceedings incidental to the conduct of our business. Historically, the outcome of all such legal proceedings has not, in the aggregate, had a material adverse effect on our business, financial condition, results of operations or liquidity.  There are no pending or threatened legal proceedings at this time.

ITEM 4.	MINE SAFETY DISCLOSURES

       Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Price History

 Our common stock is traded on the NASDAQ Capital Market under the trading symbol “PCYG.” The following table sets forth the high and low sales prices of our common stock for the periods indicated.  The price information contained in the table was obtained from Internet sources considered reliable.  Note that such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and the quotations may not necessarily represent actual transactions in the common stock.

	Quarterly Common Stock Price Ranges
	2014		2013
Fiscal Quarter Ended	High	Low	High	Low
September 30	$10.75	$6.06	$4.01	$3.30
December 31	$11.61	$7.95	$3.30	$2.79
March 31	$10.88	$6.88	$4.12	$2.98
June 30	$13.97	$9.00	$7.58	$3.60

Dividend Policy

 To date, the Company has not paid dividends on its common stock. Our present policy is to retain future earnings (if any) for use in our operations and the expansion of our business.

    Shares of our Series B Preferred, our only outstanding series of preferred stock, were issued in July 2010. Between July 2010 and July 2013, holders of Series B Preferred were entitled to receive, out of funds legally available, dividends at a rate of 12%.  Beginning in 2013, dividends payable on the Series B Preferred increased to15% per annum, and will increase to18% per annum in 2015.  Dividends are payable quarterly in cash.

Holders of Record

 At September 11, 2014 there were 660 holders of record of our common stock, and 17,106,645 shares were issued and outstanding.  The number of holders of record and shares issued and outstanding was calculated by reference to the books and records of the Company’s transfer agent.

Issuance of Securities

 We issued shares of our common stock in unregistered transactions during fiscal year 2014. All of the shares of common stock issued in non-registered transactions were issued in reliance on Section 3(a)(9) and/or Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and were reported in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K filed with the Commission during the fiscal year ended June 30, 2014.  No shares of common or preferred stock were issued subsequent to June 30, 2014, that have not been previously reported.

ITEM 6.	SELECTED FINANCIAL DATA

      Not a required disclosure for registrants reporting under the smaller reporting company scaled disclosure requirements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

 Park City Group, Inc. (the “Company”) is a SaaS provider that brings unique visibility to the consumer goods supply chain, delivering actionable information that ensures product is on the shelf when the consumer expects it.  Our service increases our customers’ sales and profitability while enabling lower inventory levels for both retailers and their suppliers.

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

Historically, the Company offered applications and related maintenance contracts to new customers for a one-time, non-recurring up front license fee. Although not completely abandoning the license fee and maintenance model, since the acquisition of Prescient in January 2009, the Company has focused its strategic initiatives and resources to marketing and selling prospective customers a subscription for its product offerings. In support of this strategic shift toward a subscription-based model, the Company has scaled its contracting process, streamlined its customer on-boarding and implemented a financial package that integrates multiple systems in an automated fashion. As a result, subscription based revenue has grown from $203,000 for the 2008 fiscal year to $9.4 million this year. During that same period our revenue has transitioned from 6% subscription revenue and 94% license and other revenue basis to 79% subscription revenue and 21% license and other revenue basis.

 The Company is incorporated in the state of Nevada.  The Company has two subsidiaries, PC Group, Inc. (formerly, Park City Group, Inc., a Delaware corporation), a Utah Corporation (98.76% owned), and Park City Group, Inc., (formerly, Prescient Applied Intelligence, Inc.), a wholly owned Delaware corporation.  All intercompany transactions and balances have been eliminated in consolidation.  The Company is incorporated in the state of Nevada.  The Company’s 98.76% and 100% owned subsidiaries, PC Group, Inc. and Prescient, which recently changed its name to Park City Group, Inc., respectively, are incorporated in the states of Utah and Delaware, respectively.  All intercompany transactions and balances have been eliminated in consolidation.

 Our principal executive offices of the Company are located at 299 South Main Street, Suite 2370, Salt Lake City, Utah 84111.  Our telephone number is (435) 645-2000.  Our website address is http://www.parkcitygroup.com.

Recent Developments

ResposiTrak Agreement

Effective June 30, 2013, the Company, ReposiTrak, and Levitt entered into the Omnibus Agreement, wherein, the Company agreed to continue providing certain management and business services to ReposiTrak, including powering ReposiTrak’s subscription-based analytical service of food and drug supply chains with the Company’s technologies for a three year term. In addition to certain subscription and management fees, the Company also has a nine-year option to purchase approximately 75% of the ReposiTrak’s issued and outstanding securities, on a fully diluted basis, for prices ranging from $0.15 - $1.17 per share.  During the year ended June 30, 2014, the Company received $2,330,700 in subscription and management fees pursuant to the Omnibus Agreement.

Listing of Common Stock on the NASDAQ Capital Market

    On October 15, 2013, the Company notified the NYSE MKT of the Company's intent to withdraw the listing and registration of its common stock from the NYSE MKT, and transfer the listing of its common stock to the NASDAQ Capital Market. The Company’s common stock ceased trading on the NYSE MKT at the close of business on October 25, 2013, and began trading on the NASDAQ Capital Market on October 28, 2013 under the stock symbol “PCYG”.

Fiscal Year

 Our fiscal year ends on June 30.  References to fiscal 2014 refer to the fiscal year ended June 30, 2014.

Sources of Revenue

 The Company derives revenue from four sources: (i) subscription fees, (ii) hosting, premium support and maintenance service fees beyond the standard services offered, (iii) license fees, and (iv) professional services consisting of development services, consulting, training and education.

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

Results of Operations – Fiscal Years Ended June 30, 2014 and 2013

Revenue

	Fiscal Year Ended June 30,		Variance
	2014	2013	Dollars	Percent
Subscription	$9,398,377	$8,025,025	$1,373,352	17%
Other revenues	2,530,039	3,293,549	(763,510)	-23%
Total revenue	$11,928,416	$11,318,574	$609,842	5%

During the fiscal year ended June 30, 2014, the Company had total revenue of $11,928,416 compared to $11,318,574 for the year ended June 30, 2013, a 5% increase.  This $609,842 increase in total revenue was principally due to an increase of $1,373,352 in subscription revenue, and offset by a decrease of $763,510 in other revenue, as more particularly described below.  Total revenue recorded for the fiscal year ended June 30, 2014 included $2,330,700 received from ReposiTrak subscription and management fees.

Management believes that the Company’s strategy of pursuing contracts with suppliers (“spokes”) to connect to retail customers (“hubs”) that have been added in the most recently completed fiscal year will continue to result in increased revenue during the fiscal year ending June 30, 2014, and in subsequent periods.  In addition, management believes that revenue in subsequent periods will increase as a result of the receipt of subscription payments from ReposiTrak™ resulting from the license of the Company’s technology necessary to power ResposiTrak™. ResposiTrak™ enables grocery, supermarkets, packaged goods manufacturers, food processing facilities, drug stores and drug manufacturers, as well as logistics partners, to track and trace products and components to products throughout the food, drug and dietary supplement supply chains.

 Subscription Revenue

 Subscription revenue was $9,398,377 and $8,025,025 in 2014 and 2013 respectively, an increase of 17%. The net increase of $1,373,352 is principally due to (i) the growth of existing retailer and supplier subscriptions of approximately $1.4 million. Subscription revenue recognized from the Company’s contractual relationship with ReposiTrak was $1,606,712 and $1,300,000 for the year ended June 30, 2014 and 2013, respectively.  Of the amount received from ReposiTrak during the year ended June 30, 2014, $1,200,000 was paid in cash from proceeds of loans by the Company to ReposiTrak which are evidenced by promissory notes reflected on the Company’s balance sheet as notes receivable, and $403,597 is reflected as accounts receivable.    While no assurances can be given, the Company anticipates that revenue from subscription-based services will continue to increase on a year-over-year basis.

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

 Other Revenue

 Other revenue was $2,530,039 and $3,293,549 in 2014 and 2013, respectively, a decrease of 23%. The net decrease of $763,510 is principally due to (i) net decrease in maintenance revenue of $417,000, (ii) a decrease in license sales to our legacy customer base, and (iii) a decrease in the professional services.  Other revenue includes management fees from the Company’s relationship with ReposiTrak, which totaled $723,988 and $580,228 for the year ended June 30, 2014 and 2013, respectively.  Of the management fees received from ReposiTrak during the 2014 period, $466,824 was paid in cash and $257,164 is reflected on the Company’s balance sheet as accounts receivable.

 While these other sources of revenue will continue in future periods, management’s focus on recurring subscription-based revenue will cause license, maintenance and consulting services to fluctuate and be difficult to predict.

Cost of Services and Product Support
	Fiscal Year Ended June 30,		Variance
	2014	2013	Dollars	Percent
Cost of services and product support	$5,087,973	$4,490,438	$597,535	13%
Percent of total revenue	43%	40%

 Cost of services and product support was $5,087,973 or 43% of total revenue, and $4,490,438 or 40% of total revenue for the years ended June 30, 2014 and 2013, respectively, a 13% increase.  This increase of $597,535 for the year ended June 30, 2014 when compared with the same period ended June 30, 2013 is principally due to (i) a $582,000 increase in employee related expense, and (ii) a $56,000 increase in travel related expense.  These increases were partially offset by a decrease of $40,000 in other product support costs.

Sales and Marketing Expense

	Fiscal Year Ended June 30,		Variance
	2014	2013	Dollars	Percent
Sales and marketing	$4,741,574	$3,054,361	$1,687,213	55%
Percent of total revenue	40%	27%

 The Company’s sales and marketing expense was $4,741,574, or 40% of total revenue, and $3,054,361 or 27% of total revenue, for the fiscal years ended June 30, 2014 and 2013, respectively, a 55% increase.  This $1,687,213 increase over the previous year was primarily the result of (i) an increase of approximately $1.0 million in marketing expense, (ii) an increase in salary and sales consulting and related expenses of $592,000, and (iii) an increase of $59,000 in travel related expense.  Management expects sales and marketing expense to remain at current levels to support anticipated growth in subscription revenue, among other factors.

General and Administrative Expense

	Fiscal Year Ended June 30,		Variance
	2014	2013	Dollars	Percent
General and administrative	$3,812,265	$2,474,169	$1,338,096	54%
Percent of total revenue	32%	22%

 The Company’s general and administrative expense was $3,812,265, or 32% of total revenue, and $2,474,169 or 22% of total revenue for the years ended June 30, 2014 and 2013, respectively, a 54% increase. This $1,338,096 increase when comparing expenditures for the year ended June 30, 2014 with the same period ended June 30, 2013 is principally due to (i) an increase in stock compensation, bonus and salary expense of approximately $1.2 million, (ii) $42,000 in increase in bad debt expense, (iii) $51,000 increase in estimated taxes, and (iv) an increase of $61,000 in travel and other expense.  The increase in general and administrative expense during the comparable period ended June 30, 2014 was partially offset by a decrease of $64,000 in facility related costs.

Depreciation and Amortization Expense

	Fiscal Year Ended June 30,		Variance
	2014	2013	Dollars	Percent
Depreciation and amortization	$879,329	$901,407	$(22,078)	-2%
Percent of total revenue	7%	8%

 The Company’s depreciation and amortization expense was $879,329 and $901,407 for the year ended June 30, 2014 and 2013, respectively, a 2% decrease.  Depreciation and amortization expenses decreased by $22,078 for the year ended, June 30, 2014 when compared to the year ended June 30, 2013 due to the amortization of capitalized software costs.  This decrease is partially offset by an increase in depreciation related to new hardware purchases during the year ended June 30, 2014.

Other Income and Expense

	Fiscal Year Ended June 30,		Variance
	2014	2013	Dollars	Percent
Interest income (expense)	102,580	(140,712)	$243,292	173%
Percent of total revenue	1%	-1%

 Net other income (expense) was net other income of $102,580 when compared with net other expense of $140,712 for the year ended June 30, 2014 and June 30, 2013, respectively. This change of $243,292 for the year ended June 30, 2014 when compared to the year ended June 30, 2013 is due to interest income on notes receivable of $174,000, and a decrease in interest expense related to lower outstanding balances on notes payable.

Preferred Dividends

	Fiscal Year Ended June 30,		Variance
	2014	2013	Dollars	Percent
Preferred dividends	$617,891	$911,580	$(293,689)	-32%
Percent of total revenue	5%	8%

Dividends accrued on the Company’s Series B Preferred was $617,891 for the year ended June 30, 2014, compared to dividends accrued on the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) and Series B Preferred of $911,580 for the year ended June 30, 2013.  This $293,689 decrease is primarily attributable to the Company’s redemption of all outstanding shares of Series A Preferred in April 2013 (the “Series A Redemption”).

             Before the Series A Redemption, holders of Series A Preferred were entitled to a 5.00% annual dividend payable quarterly in either cash or additional Series A Preferred at the option of the Company with fractional shares paid in cash.  This dividend rate increased to 10.00% per annum as a result of the average closing price of the Company’s common stock during the last thirty (30) trading days of the quarter ending December 31, 2012 being less than $3.00 per share (a “Dividend Adjustment”).  Holders of Series B Preferred are entitled to a 15.00% annual dividend payable quarterly in cash.

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

	Fiscal Year Ended June 30,		Variance
	2014	2013	Dollars	Percent
Cash and Cash Equivalents	$3,352,559	$3,616,585	$(264,026)	-7%

 We have historically funded our operations with cash from operations, equity financings and debt borrowings. Cash and cash equivalents was $3,352,559 and $3,616,585 at June 30, 2014, and June 30, 2013, respectively, a 7% decrease.  This $264,026 decrease from the year ended June 30, 2014 to the comparable period ended June 30, 2013 was principally the result of the use of cash in operations, and notes receivable issued by ReposiTrak, offset by the receipt of approximately $1.5 million received from certain private placements in March and August 2013. This cash was intended to finance the Series A Redemption; however, approximately 99% of the holders of shares of Series A Preferred elected to convert their shares of Series A Preferred into shares of common stock.

 Net Cash Flows from Operating Activities

	Fiscal Year Ended June 30,		Variance
	2014	2013	Dollars	Percent
Cash flows (used in) operating activities	$(92,534)	$(149,064)	$56,530	38%

 Net cash (used in) operating activities is summarized as follows:

	2014	2013
Net (loss) income	$(2,490,145)	$257,487
Noncash expense and income, net	2,882,344	1,889,669
Net changes in operating assets and liabilities	(484,733)	(2,296,220)
	$(92,534)	$(149,064)

 Noncash expense increased by $993,000 in the year ended June 30, 2014 compared to June 30, 2013.  Noncash expense increased as a result of a $876,000 increase in stock compensation expense, $97,000 in stock issued as a charitable contribution, and $42,000 in bad debt expense.

 Net Cash Flows from Investing Activities

	Fiscal Year Ended June 30,		Variance
	2014	2013	Dollars	Percent
Cash flows used in investing activities	$(1,652,725)	$(445,744)	$(1,206,981)	271%

 Net cash flows used in investing activities for the year ended June 30, 2014 was $1,652,725 compared to net cash flows used in investing activities of $445,744 for the year ended June 30, 2013.  This $1,206,981 increase in cash used in investing activities for the 2014 when compared to the same period in 2013 was the result of additional cash spent on property plant and equipment and funds loaned under notes receivable.

 Net Cash Flows from Financing Activities

	Fiscal Year Ended June 30,		Variance
	2014	2013	Dollars	Percent
Cash flows provided by financing activities	$1,481,233	$3,105,217	$(1,623,984)	-52%

 Net cash flows provided by financing activities totaled $1,481,233 for the year ended June 30, 2014 compared to cash flows used in financing activities of $3,105,217 for the year ended June 30, 2013. The change in net cash provided by financing activities is primarily attributable to the decrease in stock issued for cash, partially offset by proceeds from the exercise of warrants of $633,000, proceeds from a note payable of $161,000, and a decrease in cash paid to notes payable and capital leases.

 Liquidity and Working Capital

 At June 30, 2014, the Company had positive working capital of $654,042, as compared with positive working capital of $1,124,476 at June 30, 2013.  This $470,434 decrease in working capital is principally due to the use of cash during the year ended June 30, 2014 caused principally by the increase in net loss during the period.  While no assurances can be given, management currently believes that the Company will increase its working capital position in future periods as a result of the projected increase in subscription revenue, among other factors, as well as reduce its indebtedness in subsequent periods utilizing existing cash resources and projected cash flow from operations.

	Fiscal Year Ended June 30,		Variance
	2014	2013	Dollars	Percent
Current assets	$6,461,397	$6,403,860	$57,537	1%

 Current assets at June 30, 2014 totaled $6,461,397, an increase of $57,537 when compared to $6,403,860 at June 30, 2013.  This 1% increase in current assets is due to an increase in accounts receivable partially offset by a decrease in prepaid expenses and cash.

	Fiscal Year Ended June 30,		Variance
	2014	2013	Dollars	Percent
Current liabilities	$5,807,355	$5,279,384	$527,971	10%

 Current liabilities totaled $5,807,355 and $5,279,384 as of June 30, 2014 and 2013, respectively.  The $527,971 comparative increase in current liabilities is principally due an increase in accounts payable, deferred revenue and accrued liabilities, partially offset by decreases in current notes payable.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This Update clarifies the accounting for equity awards in which the performance target (i.e. an initial public offering) could be achieved after the requisite service period. The guidance require a performance target that affects vesting and that could be achieved after the service period be treated as a performance condition and not be reflected in the fair value of the award. Therefore, the compensation costs will begin to be recognized when it becomes probable that the performance target will be achieved.  If the requisite service period is complete, the entire amount of compensation costs should be recognized at that time. This Update is effective for reporting periods beginning after December 15, 2015. The Company currently does not have any stock-based awards meeting the criteria noted so the Company doesn’t expect this Update to have a significant impact on its financials However, it will evaluate new grants and ensure the guidance is followed if these types of grants are made.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customer  (Topic 606). This Update provides new revenue recognition guidance that will be applicable for all industries and develops a common revenue standard for GAAP and IFRS. The main purpose of the new guidance is to remove inconsistencies, provide a more robust framework, improve comparability among industries, improve disclosure requirements and reduce the number of requirements to which an entity must refer. The guidance outlines the following five steps that should be followed in recognizing revenue:

1.	Identify contract with customer;
2.	Identify the performance obligations in the contract;
3.	Determine the transaction price;
4.	Allocate the transaction price to the performance obligations in the contract; and
5.	Recognize revenue when the performance obligation is satisfied.

The update also provides disclosure requirements requiring entities to provide sufficient information to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This Update is effective for public entities for reporting periods beginning after December 15, 2016 and for all other entities, it is effective for periods beginning after December 15, 2017.  Due to the extensive nature of this Update, the Company is evaluating the impact this new guidance will have on its financials.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not a required disclosure for registrants reporting under the smaller reporting company scaled disclosure requirements.

ITEM 8.	FINANCIAL STATEMENTS

      The information required hereunder in this Annual Report on Form 10-K is set forth in the financial statements and the notes thereto beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

 Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2014. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

 Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our internal control over financial reporting was effective.

    HJ & Associates, LLC, our  independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting, which report is included in Part IV below.

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

The information required by this item will be set forth in our definitive proxy statement for our 2014 annual meeting of stockholders, to be filed within 120 days after our fiscal year end, and is incorporated in this report by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in our definitive proxy statement for our 2014 annual meeting of stockholders, to be filed within 120 days after our fiscal year end, and is incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The information required by this item will be set forth in our definitive proxy statement for our 2014 annual meeting of stockholders, to be filed within 120 days after our fiscal year end, and is incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our definitive proxy statement for our 2014 annual meeting of stockholders, to be filed within 120 days after our fiscal year end, and is incorporated in this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in our definitive proxy statement for our 2014 annual meeting of stockholders, to be filed within 120 days after our fiscal year end, and is incorporated in this report by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits, Financial Statements and Schedules

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, Dated August 28, 2008 (1)
2.2	Form of Stock Purchase Agreement (1)
2.3	Form of Stock Voting Agreement (1)
2.4	Form of Promissory Note (2)
3.1	Articles Of Incorporation (3)
3.2	Certificate Of Amendment (4)
3.3	Certificate of Amendment (5)
3.4	Bylaws (3)
4.1	Certificate of Designation of the Series A Convertible Preferred Stock (6)
4.2	Certificate of Designation of the Series B Convertible Preferred Stock (7)
10.1	Subordinated Promissory Note, dated April 1, 2009, issued to Riverview Financial Corporation (8)
10.2	Amendment to Loan Agreement and Note, by and between U.S. Bank National Association and the Company, dated September 15, 2009 (9)
10.3	Term Loan Agreement, by and between U.S. Bank National Association and the Company, dated May 5, 2010 (10)
10.4	Amendment to Loan Agreement and Note, by and between U.S. Bank National Association and the Company, dated May 5, 2010 (10)
10.5	Promissory Note, dated August 25, 2009, issued to Baylake Bank (10)
10.6	ReposiTrak Omnibus Subscription Agreement (11)
10.7	ReposiTrak Promissory Note (11)
10.8	Fields Employment Agreement*+
10.9	Services Agreement*+
14.1	Code of Ethics and Business Conduct (12)
21	List of Subsidiaries (13)
23	Consent of HJ & Associates, LLC, dated September 11, 2014 *
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from our Form 8-K dated September 3, 2008.
(2)	Incorporated by reference from our Form 8-K dated September 15, 2008.
(3)	Incorporated by reference from our Form DEF 14C dated June 5, 2002.
(4)	Incorporated by reference from our Form 10-QSB for the year ended Sept 30, 2005.
(5)	Incorporated by reference from our Form 10-KSB dated September 29, 2006.
(6)	Incorporated by reference from our Form 8-K dated June 27, 2007.
(7)	Incorporated by reference from our Form 8-K dated July 21, 2010.
(8)	Incorporated by reference from our Form 8-K dated September 30, 2009.
(9)	Incorporated by reference from our Form 8-K dated October 1, 2009.
(10)	Incorporated by reference from our Form 8-K dated August 25, 2009.
(11)	Incorporated by reference from our Annual Report on Form 10-K dated Setpember 23, 2014.
(12) (13)	Incorporated by reference from our Form 10-KSB dated September 30, 2008. Incorporated by reference from our Form 10-K dated September 13, 2011.
*	Filed herewith
+	Due to a clerical error, incorrect copies of these agreements were filed as Exhibits 10.21 and 10.22 to our Annual Report on Form 10-K, dated September 23, 2014. Exhibit 10.8 and 10.9 attached hereto contain true and correct copies of these agreements.

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK CITY GROUP, INC.
(Registrant)

Date: September 11, 2014	By: /s/ Randall K. Fields
Principal Executive Officer, Chairman of the Board and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall K. Fields	Chairman of the Board and Director,	September 11, 2014
Randall K. Fields	Chief Executive Officer (Principal Executive Officer)
/s/ Edward L. Clissold	Chief Financial Officer, General Counsel	September 11, 2014
Edward L. Clissold	(Principal Financial Officer & Principal Accounting Officer)
/s/ Robert W. Allen	Director, and Compensation	September 11, 2014
Robert W. Allen	Committee Chairman
/s/ James R. Gillis	Director	September 11, 2014
James R. Gillis

/s/ William S. Kies, Jr.	Director	September 11, 2014
William S. Kies, Jr.
/s/ Richard Juliano	Director	September 11, 2014
Richard Juliano
/s/ Austin F. Noll, Jr.	Director	September 11, 2014
Austin F. Noll, Jr.
/s/ Ronald C. Hodge	Director	September 11, 2014
Ronald C. Hodge

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Park City Group, Inc.

We have audited Park City Group, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Park City Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Park City Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Park City Group, Inc. and subsidiaries and our report dated September 11, 2014 expressed an unqualified opinion.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
September 11, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Park City Group, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Park City Group, Inc. and subsidiaries as of June 30, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park City Group, Inc. and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Park City Group, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated September 11, 2014 expressed an unqualified opinion on the effectiveness of Park City Group, Inc.’s internal control over financial reporting.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
September 11, 2014

PARK CITY GROUP, INC.
Condensed Consolidated Balance Sheets

Assets	June 30, 2014	June 30, 2013

Current Assets:
Cash and cash equivalents	$3,352,559	$3,616,585
Receivables, net of allowance of $70,000 and $190,000 at June 30, 2014 and 2013, respectively	2,857,983	2,383,366
Prepaid expense and other current assets	250,855	403,909

Total current assets	6,461,397	6,403,860

Property and equipment, net	740,753	671,959

Other assets:
Deposits and other assets	14,866	14,866
Note receivable	2,996,664	1,622,863
Customer relationships	1,918,019	2,340,335
Goodwill	4,805,933	4,805,933
Capitalized software costs, net	-	73,082

Total other assets	9,735,482	8,857,079

Total assets	$16,937,632	$15,932,898

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$738,289	$653,655
Accrued liabilities	1,801,355	1,096,982
Deferred revenue	1,840,811	1,777,326
Line of credit	1,200,000	1,200,000
Note payable	226,900	551,421

Total current liabilities	5,807,355	5,279,384

Long-term liabilities:
Notes payable, less current portion	422,248	310,642
Other long-term liabilities	88,948	101,500

Total liabilities	6,318,551	5,691,526

Commitments and contingencies

Stockholders' equity:
Series B Convertible Preferred stock, $0.01 par value, 30,000,000 shares authorized; 411,927 shares issued and outstanding at June 30, 2014 and 2013	4,119	4,119
Common stock, $0.01 par value, 50,000,000 shares authorized; 16,928,025 and 16,128,530 issued and outstanding at June 30, 2014 and June 30, 2013, respectively	169,280	161,285
Additional paid-in capital	46,792,736	43,314,986
Accumulated deficit	(36,347,054)	(33,239,018)

Total stockholders' equity	10,619,081	10,241,372

Total liabilities and stockholders' equity	$16,937,632	$15,932,898

See accompanying notes to condensed consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	For the Years Ended June 30,
	2014	2013

Revenue:
Subscriptions	$9,398,377	$8,025,025
Other revenues	2,530,039	3,293,549

Total revenue	11,928,416	11,318,574

Operating expenses:
Cost of revenue and product support	5,087,973	4,490,438
Sales and marketing	4,741,574	3,054,361
General and administrative	3,812,265	2,474,169
Depreciation and amortization	879,329	901,407
Total operating expense	14,521,141	10,920,375

(Loss) income from operations	(2,592,725)	398,199

Other (expense) income:
Interest income (expense), net	102,580	(140,712)

(Loss) income before income taxes	(2,490,145)	257,487

Provision for income taxes	-	-

Net (loss) income	(2,490,145)	257,487

Dividends on preferred stock	(617,891)	(911,580)

Net loss applicable to common shareholders	$(3,108,036)	$(654,093)

Weighted average shares, basic and diluted	16,710,000	13,246,000
Basic and diluted loss per share	$(0.19)	$(0.05)

See accompanying notes to condensed consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the Years Ended June 30, 2014 and 2013

	Series A		Series B
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2012	685,671	$6,857	411,927	$4,119	12,087,431	$120,874	$37,763,196	$(32,584,925)	$5,310,121

Conversion of Preferred stock	(733,605)	(7,336)	-	-	2,445,371	24,454	(17,118)	-	-
Redemption of Preferred stock	(2,172)	(22)	-	-	-	-	(21,698)	-	(21,720)
Stock issued for:
Accrued compensation	-	-	-		276,988	2,770	783,573	-	786,343
Cash	-	-	-		1,288,096	12,881	4,306,780	-	4,319,661
Dividends	50,106	501	-		-	-	500,559	-	501,060
Preferred Dividends-Declared	-	-	-	-	-	-	-	(911,580)	(911,580)
Exercise of Options/Warrants	-	-	-	-	30,644	306	(306)	-	-

Net income	-	-	-	-	-	-	-	257,487	257,487
Balance June 30, 2013	-	-	411,927	4,119	16,128,530	161,285	43,314,986	(33,239,018)	10,241,372

Stock issued for:
Accrued compensation	-	-	-	-	312,364	3,124	1,104,574	-	1,107,698
Cash	-	-	-	-	277,092	2,771	1,644,922	-	1,647,693
Charitable Contribution	-	-	-	-	15,000	150	96,750	-	96,900
Preferred Dividends-Declared	-	-	-	-	-	-	-	(617,891)	(617,891)
Exercise of Options/Warrants	-	-	-	-	195,039	1,950	631,504	-	633,454

Net loss	-	-	-	-	-	-	-	(2,490,145)	(2,490,145)
Balance, June 30, 2014	-	$-	411,927	$4,119	16,928,025	$169,280	$46,792,736	$(36,347,054)	$10,619,081

See accompanying notes to condensed consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
	For the Years Ended June 30,
	2014	2013

Cash Flows from Operating Activities:
Net (loss) income	$(2,490,145)	$257,487
Adjustments to reconcile net (loss) income to net cash used in by operating activities:
Depreciation and amortization	879,329	901,407
Bad debt expense	186,740	144,617
Stock compensation expense	1,719,375	843,645
Stock issued for charity	96,900	-
Decrease (increase) in:
Trade receivables	(661,357)	(1,859,987)
Prepaids and other assets	(20,747)	(226,552)
Increase (decrease) in:
Accounts payable	84,634	102,809
Accrued liabilities	49,252	(8,357)
Deferred revenue	63,485	(304,133)

Net cash used in operating activities	(92,534)	(149,064)

Cash Flows From Investing Activities:
Purchase of property and equipment	(459,230)	(445,744)
Cash advanced on Note Receivable	(1,200,000)	-
Cash from sale of property & equipment	6,505	-

Net cash used in investing activities	(1,652,725)	(445,744)

Cash Flows From Financing Activities:
Proceeds from issuance of stock	1,493,818	4,162,920
Proceeds from exercises of options and warrants	633,454	-
Proceeds from issuance of note payable	338,287	176,797
Proceeds from employee stock plans	153,875	156,741
Series A redemption	-	(21,720)
Dividends paid	(586,999)	(503,311)
Payments on notes payable and capital leases	(551,202)	(866,210)

Net cash provided by financing activities	1,481,233	3,105,217

Net (decrease) increase in cash and cash equivalents	(264,026)	2,510,409

Cash and cash equivalents at beginning of period	3,616,585	1,106,176

Cash and cash equivalents at end of period	$3,352,559	$3,616,585

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$6,634	$-
Cash paid for interest	$75,343	$142,491

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Common Stock to pay accrued liabilities	$1,107,698	$786,343
Dividends accrued on preferred stock	$617,891	$911,580
Dividends paid with preferred stock	$-	$501,060
Conversion of accounts receivable into notes receivable	$-	$1,622,863

See accompanying notes to condensed consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 and June 30, 2013

NOTE 1.	DESCRIPTION OF BUSINESS

Summary of Business

 The Company is incorporated in the state of Nevada.  The Company has two subsidiaries , PC Group, Inc. (formerly, Park City Group, Inc., a Delaware corporation), a Utah Corporation (98.76% owned), and Park City Group, Inc., (formerly, Prescient Applied Intelligence, Inc.), a wholly owned Delaware Corporation.  All intercompany transactions and balances have been eliminated in consolidation.

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

Recent Developments

ResposiTrak Agreement

Effective June 30, 2013, the Company, ReposiTrak, and Leavitt entered into the Omnibus Agreement, wherein the Company agreed to continue providing certain management and business services to ReposiTrak, including powering ReposiTrak’s subscription-based analytical service of food and drug supply chains with the Company’s technologies for a three year term. In addition to certain subscription and management fees, the Company also has a nine-year option to purchase approximately 75% of the ReposiTrak’s issued and outstanding securities, on a fully diluted basis, for prices ranging from $0.15 - $1.17 per share.  During the year ended June 30, 2014, the Company received $2,330,700 in subscription and management fees pursuant to the Omnibus Agreement.

Listing of Common Stock on the NASDAQ Capital Market

    On October 15, 2013, the Company notified the NYSE MKT LLC (the “NYSE MKT”) of the Company's intent to withdraw the listing and registration of its common stock from the NYSE MKT, and transfer the listing of its common stock to the NASDAQ Capital Market. The Company’s common stock ceased trading on the NYSE MKT at the close of business on October 25, 2013, and began trading on the NASDAQ Capital Market on October 28, 2013 under the stock symbol “PCYG”.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

 The financial statements presented herein reflect the consolidated financial position of Park City Group, Inc. and subsidiaries, including Prescient.  All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

 The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the condensed consolidated financial statements.  Actual results could differ from these estimates.  The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results it reports in its financial statements.  The Securities and Exchange Commission has defined the most critical accounting policies as those that are most important to the portrayal of the Company’s financial condition and results, and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company’s most critical accounting policies include:  income taxes, goodwill and other long-lived asset valuations, revenue recognition, stock-based compensation, and capitalization of software development costs.

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

    During the years ended June 30, 2014 and 2013, the Company had one customer that accounted for 20% of total revenue.

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

Allowance for Doubtful Accounts Receivable

 The Company offers credit terms on the sale of the Company’s products to a significant majority of the Company’s customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience and a specific review of accounts receivable at the end of each period. As of June 30, 2014 and 2013, the allowance for doubtful accounts was $70,000 and $190,000, respectively.

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

Warranties

 The Company offers a limited warranty against software defects.  Customers who are not completely satisfied with their software purchase may attempt to be reimbursed for their purchases outside the warranty period.  For the years ending June 30, 2014 and 2013, the Company did not incur any expense associated with warranty claims.

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

 During 2014 and 2013 capitalized development costs of $73,082 and $146,166, respectively, were amortized into expense.  The Company amortizes its developed and purchased software on a straight-line basis over three and five years, respectively.

Research and Development Costs

 Research and development costs include personnel costs, engineering, consulting, and contract labor and are expensed as incurred for software that has not achieved technological feasibility.

Advertising Costs

    Advertising is expensed as incurred. Advertising expense was $14,389 and $19,525 for the years ended June 30, 2014 and 2013, respectively.

Income Taxes

 The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Earnings Per Share

 Basic net income or loss per common share (“Basic EPS”) excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period.  Diluted net income or loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue shares of common stock were exercised or converted into common stock.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income (loss) per common share.

 For the year ended June 30, 2014 and 2013 warrants to purchase 317,373 and 436,110 shares of common stock, respectively, were not included in the computation of diluted EPS due to the anti-dilutive effect.  Warrants to purchase shares of common stock were outstanding at prices ranging from $3.50 to $6.45 per share at June 30, 2014.

 For the year ended June 30, 2014, 1,029,818 shares of common stock issuable upon conversion of the Company’s Series B Convertible Preferred Stock (“Series B Preferred”), and, for the year ended June 30, 2013, 1,029,818 shares of common stock issuable upon conversion of the Company’s Series B Preferred were not included in the diluted EPS calculation as the effect would have been anti-dilutive.

	Year ended June 30, 2014	Year ended June 30, 2013
Dilutive effect of options and warrants	-	-
Weighted average shares outstanding assuming dilution	16,710,000	13,246,000

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

 The following table summarizes information about fixed stock warrants outstanding at June 30, 2014:

	Warrants Outstanding at June 30, 2014			Warrants Exercisable at June 30, 2014
Range of exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$3.50-3.60	240,629	3.71	$3.56	240,629	$3.56
$6.45	76,744	4.16	$6.45	76,744	$6.45
	317,373	3.82	$4.26	317,373	$4.26

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

Reclassifications

  Certain prior-year amounts have been reclassified to conform with the current year's presentation.

NOTE 3.	LIQUIDITY AND WORKING CAPITAL

 Historically, the Company has financed its operations through operating revenue, loans from directors, officers, stockholders, loans from the Chief Executive Officer and majority shareholder and private placements of equity securities.

At June 30, 2014, the Company had positive working capital of $654,042, as compared with positive working capital of $1,124,476 at June 30, 2013.  This $470,434 decrease in working capital is principally due to the use of cash during the year ended June 30, 2014 caused principally by the increase in net loss during the period.  While no assurances can be given, management currently believes that the Company will increase its working capital position in future periods as a result of the projected increase in subscription revenue, among other factors, as well as reduce its indebtedness in subsequent periods utilizing existing cash resources and projected cash flow from operations.   In addition, management may also refinance or restructure certain of the Company’s indebtedness to extend the maturities of such indebtedness to address its short- and long-term working capital requirements.  Management believes that these initiatives will enable us to address our debt service requirements during the next twelve months, as well as fund our currently anticipated operations and capital spending requirements.  The financial statements do not reflect any adjustments should cash flow from operations be insufficient to meet our spending and debt service requirements, and we are otherwise unable to refinance or restructure our indebtedness.

NOTE 4.	RECEIVABLES

 Accounts receivable consist of the following:

	2014	2013
Accounts receivable	$2,927,983	$2,573,366
Allowance for doubtful accounts	(70,000)	(190,000)
	$2,857,983	$2,383,366

 Accounts receivable consist of trade accounts receivable and unbilled amounts recognized as revenue during the year for which invoices were sent subsequent to year-end.  Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

NOTE 5.	PROPERTY AND EQUIPMENT

 Property and equipment are stated at cost and consist of the following at June 30:

	2014	2013
Computer equipment	$2,899,867	$2,444,129
Furniture and fixtures	260,574	321,281
Leasehold improvements	231,782	231,782
	3,392,223	2,997,192
Less accumulated depreciation and amortization	(2,651,470)	(2,325,233)
	$740,753	$671,959

    Depreciation expense for the years ended June 30, 2014 and 2013 was $383,930 and $332,925, respectively.

NOTE 6.	CAPITALIZED SOFTWARE COSTS

 Capitalized software costs consist of the following at June 30:

	2014	2013
Capitalized software costs	$2,443,128	$2,443,128
Less accumulated amortization	(2,443,128)	(2,370,046)
	$-	$73,082

 Amortization expense for the years ended June 30, 2014 and 2013 was $73,082 and $146,166, respectively.

NOTE 7.	CUSTOMER RELATIONSHIPS

 Customer relationships consist of the following at June 30:

	2014	2013
Customer relationships	$4,223,161	$4,223,161
Less accumulated amortization	(2,305,142)	(1,882,826)
	$1,918,019	$2,340,335

 Amortization expense for the years ended June 30, 2014 and 2013 was $422,316 and $422,316, respectively.

 Estimated aggregate amortization expense is as follows:

Year ending June 30:
2015	$422,316
2016	$422,316
2017	$422,316
2018	$422,316
2019	$228,755
Thereafter	$-

NOTE 8.	ACCRUED LIABILITIES

 Accrued liabilities consist of the following at June 30, 2014 and 2013:

	2014	2013
Accrued stock-based compensation	$1,122,188	$497,012
Accrued compensation	352,764	295,377
Accrued other liabilities	171,930	176,892
Accrued dividends	154,473	123,578
Accrued interest	-	4,123
	$1,801,355	$1,096,982

NOTE 9.	NOTES PAYABLE

 The Company had the following notes payable obligations at June 30, 2014 and 2013:

Notes Payable:	2014	2013
Note payable to a bank, due in monthly installments of $40,104 with an annual interest rate of 4.25%. This note was retired September 1, 2013.	$-	$119,567
Note payable to a bank, due in monthly installments of $10,355 bearing interest at 3.95% due July 15, 2014. This note has been retired subsequent to June 30, 2014.	10,490	131,643
Note payable to a bank, due in monthly installments of $9,359 bearing interest at 4.9% due September 15, 2014	29,508	137,380
Note payable to a bank, due in monthly installments of $10,286 bearing interest at 4.39% due September 20, 2014, this note is a conversion of a multi-advance note payable initially put in place on September 21, 2010, secured by related capital equipment purchases.	31,570	150,655
Note payable to a bank, due in monthly installments of $7,860 bearing interest at 3.73% due February 9, 2017, this note is a conversion of a multi-advance note payable initially put in place on February 19, 2012, secured by related capital equipment purchases.	239,293	322,818
Note payable to a bank, due in monthly installments of $7,860 bearing interest at 4.17% due July 15, 2014, this note is a conversion of a multi-advance note payable initially put in place on August 26, 2013, secured by related capital equipment purchases.	338,287	-
	649,148	862,063
Less current portion notes payable	(226,900)	(551,421)
	$422,248	$310,642

 Maturities of notes payable and capital leases at June 30, 2014 are as follows:

Year ending June 30:
2015	$226,900
2016	$174,095
2017	$150,047
2018	$91,385
2019	$6,721

NOTE 10.	LINES OF CREDIT

 The Company’s line of credit with a bank has an annual interest rate of 3.5% + LIBOR.  The line of credit is scheduled to mature on December 31, 2014.  The balance on the line of credit was $1,200,000 at June 30, 2014 and June 30, 2013, respectively.

NOTE 11.	DEFERRED REVENUE

 Deferred revenue consisted of the following at June 30:

	2014	2013
Subscription	$855,462	725,852
Maintenance and support	886,518	946,759
Consulting and other	98,831	104,715
	$1,840,811	$1,777,326

NOTE 12.	INCOME TAXES

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

 Net deferred tax liabilities consist of the following components at June 30:

	2014	2013
Deferred tax assets:
NOL Carryover	$45,484,720	$44,760,272
Depreciation	-	-
Amortization	-	-
Allowance for Bad Debts	27,300	74,100
Accrued Expenses	455,041	199,977
Deferred Revenue	283,900	396,086
Deferred tax liabilities:
Depreciation	(120,626)	(97,517)
Amortization	(392,137)	(348,847)
Valuation allowance	(45,738,198)	(44,984,071)
Net deferred tax asset	$-	$-

 The income tax provision differs from the amounts of income tax determined by applying the US federal income tax rate to pretax income from continuing operations for the years ended June 30, 2014 and 2013 due to the following:

	2014	2013
Book Income	$(971,157)	$100,420
Stock for Services	(21,650)	149,651
Life Insurance	30,390	27,098
Meals & Entertainment	12,793	10,277
Change in deferred revenue	(112,186)	36,064
Change in accrual and Allowance	208,264	(37,153)
Change in depreciation	(52,340)	(99,084)
NOL utilization	-	(187,273)
Valuation allowance	905,886	-
	$-	$-

 At June 30, 2014, the Company had net operating loss carry-forwards of approximately $116,627,500 that may be offset against past and future taxable income from the year 2011 through 2032.  No tax benefit has been reported in the June 30, 2014 condensed consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the condensed consolidated statements of operations in the provision for income taxes.  As of June 30, 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

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

 Minimum future rental payments under the non-cancelable operating leases are as follows:

Year ending June 30:
2015	$155,542
2016	$160,215
2017	$165,024
2018	$169,993
2019	$73,847

 From time to time the Company may enter into or exit from diminutive operating lease agreements for equipment such as copiers, temporary back up servers, etc. These leases are not of a material amount and thus will not in the aggregate have a material adverse effect on our business, financial condition, results of operation or liquidity.

NOTE 14.	EMPLOYEEE BENEFIT PLAN

 The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code.  Employees who have attained the age of 18 are eligible to participate.  The Company, at its discretion, may match employee’s contributions at a percentage determined annually by the board of directors.  The Company does not currently match contributions.  There were no expenses for the years ended June 30, 2014 and 2013.

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

 A schedule of the options and warrants activity for the years ended June 30, 2014 and 2013 is as follows:

	Number of Options	Number of Warrants	Price per share
Outstanding at June 30, 2012	12,880	50,000	$1.50-1.80
Granted	-	424,763	$3.50-3.60
Exercised	-	(30,644)	$1.80
Cancelled	(580)	(19,356)	$1.80-2.50
Expired	-	-	$-
Outstanding at June 30, 2013	12,300	424,763	$1.50-3.60
Granted	-	76,744	$6.45
Exercised	(12,300)	(184,134)	$1.50-3.60
Cancelled	-	-	$-
Expired	-	-	$-
Outstanding at June 30, 2014	-	317,373	$3.50-6.45

NOTE 16.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This Update clarifies the accounting for equity awards in which the performance target (i.e an initial public offering) could be achieved after the requisite service period. The guidance require a performance target that affects vesting and that could be achieved after the service period be treated as a performance condition and not be reflected in the fair value of the award. Therefore, the compensation costs will begin to be recognized when it becomes probable that the performance target will be achieved.  If the requisite service period is complete, the entire amount of compensation costs should be recognized at that time. This Update is effective for reporting periods beginning after December 15, 2015. The Company currently does not have any stock-based awards meeting the criteria noted so the Company doesn’t expect this Update to have a significant impact on its financials. However, it will evaluate new grants and ensure the guidance is followed if these types of grants are made.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customer  (Topic 606). This Update provides new revenue recognition guidance that will be applicable for all industries and develops a common revenue standard for GAAP and IFRS. The main purpose of the new guidance is to remove inconsistencies, provide a more robust framework, improve comparability among industries, improve disclosure requirements and reduce the number of requirements to which an entity must refer. The guidance outlines the following five steps that should be followed in recognizing revenue:

1.	Identify contract with customer;
2.	Identify the performance obligations in the contract;
3.	Determine the transaction price;
4.	Allocate the transaction price to the performance obligations in the contract; and
5.	Recognize revenue when the performance obligation is satisfied.

The update also provides disclosure requirements requiring entities to provide sufficient information to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This Update is effective for public entities for reporting periods beginning after December 15, 2016 and for all other entities, it is effective for periods beginning after December 15, 2017.  Due to the extensive nature of this Update, the Company is evaluating the impact this new guidance will have on its financials.

NOTE 17.	RELATED PARTY TRANSACTIONS

During the year ended June 30, 2014, the Company was a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Mr. Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Randall K. Fields, FMI’s designated Executive, who also serves as the Company’s Chairman of the Board of Directors, controls FMI. A copy of the Service Agreement is attached hereto as Exhibit 10.9.

The Company did not have any other related party transactions as of June 30, 2014.

NOTE 18.	SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, and noted no subsequent events that are reasonably likely to impact the financial statements.