Form 10-Q
period 2014-09-30
PARK CITY GROUP INC
filed 2014-11-06
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

Commission File Number 001-34941

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

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by checkmark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes  [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Common Stock, $0.01 par value: 17,176,132 shares as of November 5, 2014.

PARK CITY GROUP, INC.

-i-

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets

	September 30,	June 30,
	2014	2014
Assets	(unaudited)
Current assets:
Cash	$3,277,949	$3,352,559
Receivables, net of allowance of $75,000 and $70,000 at September 30, 2014 and June 30, 2014, respectively	2,635,208	2,857,983
Prepaid expenses and other current assets	324,824	250,855

Total current assets	6,237,981	6,461,397

Property and equipment, net	667,934	740,753

Other assets:
Deposits and other assets	14,866	14,866
Note receivable	3,458,111	2,996,664
Customer relationships	1,812,440	1,918,019
Goodwill	4,805,933	4,805,933
Capitalized software costs, net	-	-

Total other assets	10,091,350	9,735,482

Total assets	$16,997,265	$16,937,632

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$905,412	$738,289
Accrued liabilities	1,566,816	1,801,355
Deferred revenue	1,754,234	1,840,811
Line of credit	1,200,000	1,200,000
Notes payable	169,412	226,900

Total current liabilities	5,595,874	5,807,355

Long-term liabilities:
Notes payable, less current portion	381,751	422,248
Other long-term liabilities	87,433	88,948

Total liabilities	6,065,058	6,318,551

Commitments and contingencies

Stockholders' equity:

Series B Convertible Preferred Stock, $0.01 par value, 30,000,000 shares authorized; 411,927 shares issued and outstanding at September 30, 2014 and June 30, 2014.	4,119	4,119
Common Stock, $0.01 par value, 50,000,000 shares authorized; 17,106,645 and 16,928,025 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively	171,066	169,280
Additional paid-in capital	47,634,612	46,792,736
Accumulated deficit	(36,877,590)	(36,347,054)

Total stockholders' equity	10,932,207	10,619,081

Total liabilities and stockholders' equity	$16,997,265	$16,937,632

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (unaudited)

	Three Months Ended September 30,
	2014	2013
Revenues:
Subscription	$2,637,084	$2,134,656
Other Revenue	696,435	641,280

Total revenues	3,333,519	2,775,936

Operating expenses:
Cost of services and product support	1,348,379	1,209,103
Sales and marketing	1,337,435	1,239,643
General and administrative	894,972	1,148,473
Depreciation and amortization	187,395	227,575

Total operating expenses	3,768,181	3,824,794

(Loss) income from operations	(434,662)	(1,048,858)

Other expense:
Interest income (expense)	58,599	1,493

(Loss) income before income taxes	(376,063)	(1,047,365)

(Provision) benefit for income taxes:		-
Net (loss) income	(376,063)	(1,047,365)

Dividends on preferred stock	(154,473)	(154,473)

Net (loss) applicable to common shareholders	$(530,536)	$(1,201,838)

Weighted average shares, basic and diluted	17,088,000	16,364,000
Basic and diluted loss per share	$(0.03)	$(0.07)

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities:
Net (loss) income	$(376,063)	$(1,047,365)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	187,395	227,575
Stock issued for charitable contribution	-	96,900
Stock compensation expense	543,972	375,515
Bad debt expense	7,033	-
(Increase) decrease in:
Receivables	215,742	2,882
Prepaids and other assets	(135,416)	57,805
(Decrease) increase in:
Accounts payable	167,123	(193,771)
Accrued liabilities	(34,778)	352,126
Deferred revenue	(86,577)	(466,637)

Net cash provided by (used in) operating activities	488,431	(594,970)

Cash Flows From Investing Activities:
Cash from sales of property and equipment	-	6,505
Cash advanced on note receivable	(400,000)	-
Purchase of property and equipment	(8,997)	(66,590)
Net cash used in investing activities	(408,997)	(60,085)

Cash Flows From Financing Activities:
Proceeds from issuance of stock	-	1,493,818
Proceeds from exercise of options and warrants	-	129,043
Proceeds from employee stock plans	98,414	62,134
Proceeds from issuance of note payable	8,213	-
Dividends paid	(154,473)	(123,578)
Payments on notes payable	(106,198)	(225,678)

Net cash provided by financing activities	(154,044)	1,335,739

Net (decrease) increase in cash	(74,610)	680,684

Cash at beginning of period	3,352,559	3,616,585

Cash at end of period	$3,277,949	$4,297,269

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$6,500
Cash paid for interest	$10,016	$31,793

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock to pay accrued liabilities	$745,248	$257,209
Dividends accrued on preferred stock	$154,473	$154,473
Dividends paid with preferred stock	$-	$-

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

Allowance for Doubtful Accounts Receivable

 The Company offers credit terms on the sale of the Company’s products to a significant majority of the Company’s customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience and a specific review of accounts receivable at the end of each period. As of September 30, 2014 and 2013, the allowance for doubtful accounts was $75,000 and $190,000, respectively.

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

Warranties

 The Company offers a limited warranty against software defects.  Customers who are not completely satisfied with their software purchase may attempt to be reimbursed for their purchases outside the warranty period.  For the three months ending September 30, 2014 and 2013, the Company did not incur any expense associated with warranty claims.

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

 The Company completed amortization of its capitalized development costs during 2013.  Capitalized development cost of $36,541 was amortized into expense.  The Company amortizes its developed and purchased software on a straight-line basis over three and five years, respectively.

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

 For the three months ended September 30, 2014 and 2013 warrants to purchase 317,373 and 465,196 shares of common stock, respectively, were not included in the computation of diluted EPS due to the anti-dilutive effect.  Warrants to purchase shares of common stock were outstanding at prices ranging from $3.50 to $6.45 per share at September 30, 2014.

 For the three months ended September 30, 2014 and 2013, 1,029,818 shares of common stock issuable upon conversion of the Company’s Series B Convertible Preferred Stock (“Series B Preferred”) were not included in the diluted EPS calculation as the effect would have been anti-dilutive.

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

NOTE 4.  OUTSTANDING STOCK

 The following tables summarize information about warrants outstanding and exercisable at September 30, 2014:

	Warrants			Warrants
	Outstanding			Exercisable
	at September 30, 2014			at September 30, 2014
Range of exercise prices	Number outstanding at September 30, 2014	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at September 30, 2014	Weighted average exercise price

Warrants
$3.50 – 3.60	240,629	3.46	$3.56	240,629	$3.56
$6.45	76,744	3.91	$6.45	76,744	$6.45
	317,373	3.57	$4.26	317,373	$4.26

NOTE 5.  RELATED PARTY TRANSACTIONS

During the year ended June 30, 2014, the Company entered into to a five-year Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Mr. Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Randall K. Fields, FMI’s designated Executive, who also serves as the Company’s Chairman of the Board of Directors, controls FMI. Pursuant to the Services Agreement, FMI is paid an annual base fee of $500,000, subject to annual increases equal to 75% of the Company’s percentage annual revenue growth beginning in the 2014 fiscal year. FMI may also be eligible for an annual incentive bonus, awarded at the discretion of the Company’s Board of Directors.

 The Company did not have any other related party transactions as of September 30, 2014.

NOTE 6.  PROPERTY AND EQUIPMENT

 Property and equipment are stated at cost and consist of the following as of:

	September 30, 2014 (unaudited)	June 30, 2014
Computer equipment	$2,908,864	$2,899,867
Furniture and fixtures	260,574	260,574
Leasehold improvements	231,782	231,782
	3,401,220
Less accumulated depreciation and amortization	(2,733,286)	(2,651,470)
	$667,934	$740,753

NOTE 7.  ACCRUED LIABILITIES

 Accrued liabilities consist of the following as of:

	September 30, 2014 (unaudited)	June 30, 2014
Accrued stock-based compensation	$820,912	$1,122,188
Accrued compensation	412,515	352,764
Accrued other liabilities	178,916	171,930
Accrued dividends	154,473	154,473

	$1,566,816	$1,801,355

NOTE 8.  PREFERRED DIVIDENDS

 Holders of Series B Preferred are entitled to a 15.00% annual dividend payable quarterly in cash, which annual dividend increases to 18.00% effective July 1, 2015. The Company's Series B Preferred are held by affiliates of the Company, consisting of the Chief Executive Officer, his spouse, and a director.

NOTE 9.  INCOME TAXES

 The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2009.

NOTE 10.  SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of this filing in accordance with the Subsequent Events Topic of the FASB ASC 855, and have determined that no subsequent events are reasonably likely to impact the financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The Company’s Annual Report on Form 10-K for the year ended June 30, 2014 is incorporated herein by reference.

Forward-Looking Statements

 This Quarterly Report on Form 10-Q contains forward-looking statements.  The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements."  Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our June 30, 2014 Annual Report on Form 10-K, incorporated herein by reference.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Historically, the Company offered applications and related maintenance contracts to new customers for a one-time, non-recurring up front license fee. Although not completely abandoning the license fee and maintenance model, since the acquisition of Prescient in January 2009, the Company has focused its strategic initiatives and resources to marketing and selling prospective customers a subscription for its product offerings. In support of this strategic shift toward a subscription-based model, the Company has scaled its contracting process, streamlined its customer on-boarding and implemented a financial package that integrates multiple systems in an automated fashion. As a result, subscription based revenue has grown from $203,000 for the 2008 fiscal year to $9.4 million for fiscal year 2014. During that same period our revenue has transitioned from 6% subscription revenue and 94% license and other revenue basis to 79% subscription revenue and 21% license and other revenue basis.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013.

Revenue

	Fiscal Quarter Ended September 30,		Variance
	2014	2013	Dollars	Percent
Subscription	$2,637,084	$2,134,656	$502,438	24%
Other revenue	696,435	641,280	55,155	9
Total revenue	$3,333,519	$2,775,936	$557,583	20%

 Total revenue was $3,333,519 and $2,775,936 for the three months ended September 30, 2014 and 2013, respectively, a 20% increase.  This $557,583 increase in total revenue was principally due to an increase of $502,438 in subscription revenue, also contributing to the increase was an increase of $55,155 in other revenue, as more particularly described below.

 Management believes that the Company’s strategy of pursuing contracts with suppliers (“spokes”) to connect to retail customers (“hubs”) that have been added in the most recently completed fiscal year will continue to result in increased revenue during the fiscal year ending June 30, 2015, and in subsequent periods.  In addition, management believes that revenue in subsequent periods will increase as a result of the receipt of subscription payments from ReposiTrak™ resulting from the license of the Company’s technology necessary to power ResposiTrak™. ResposiTrak™ enables grocery, supermarkets, packaged goods manufacturers, food processing facilities, drug stores and drug manufacturers, as well as logistics partners, to track and trace products and components to products throughout the food, drug and dietary supplement supply chains.

Subscription Revenue

 Subscription revenue was $2,637,084 and $2,134,656 for the three months ended September 30, 2014 and 2013, respectively, a 24% increase in the three months ended September 30, 2014 when compared with the three months ended September 30, 2013.  The net increase of $502,438 is principally due to the growth of existing customers and the addition of new customers.  While no assurances can be given, management currently anticipates that revenue from subscription-based services will continue to increase on a year-over-year basis.  Management's belief is based on, in addition to the anticipated growth in its core subscription-based revenue, the anticipated recognition of revenue attributable to ReposiTrak that, while relatively flat in the current quarter compared to the preceding quarter and the quarter ended September 30, 2013, is expected to accelerate in subsequent quarters.

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

Other Revenue

 Other revenue was $696,435 and $641,280 for the three months ended September 30, 2014 and 2013, respectively, an increase of 9% in the three months ended September 30, 2014 compared with the three months ended September 30, 2013. The net increase of $55,155 is principally due to an increase in professional service fees, partially offset by a decrease in maintenance fees.  Other revenue includes management fees from the relationship with ReposiTrak which totaled $229,904 and $164,878 for the three months ended September 30, 2014 and 2013, respectively.

 While these other sources of revenue will continue in future periods, management’s focus on recurring subscription-based revenue will cause license, maintenance, and consulting services to fluctuate and be difficult to predict.

Cost of Services and Product Support

	Fiscal Quarter Ended September 30,		Variance
	2014	2013	Dollars	Percent
Cost of services and product support	$1,348,379	$1,209,103	$139,276	12%
Percent of total revenue	40%	44%

 Cost of services and product support was $1,348,379 and $1,209,103 for the three months ended September 30, 2014 and 2013, respectively, a 12% increase in the three months ended September 30, 2014 compared with the three months ended September 30, 2013.  This increase of $139,276 for the quarter ended September 30, 2014 when compared with the same period ended September 30, 2013 is principally due to a $157,000 increase in employee related expense. This increase was partially offset by a decrease of (i) $11,000 in travel related expense and (ii) $7,000 in other product support costs.

Sales and Marketing Expense

	Fiscal Quarter Ended September 30,		Variance
	2014	2013	Dollars	Percent
Sales and marketing	$1,337,435	$1,239,643	$97,792	8%
Percent of total revenue	40%	45%

 Sales and marketing expense was $1,337,435 and $1,239,643 for the three months ended September 30, 2014 and 2013, respectively, an 8% increase.  This $97,792 increase over the comparable quarter was primarily the result of an increase of approximately $242,000 in marketing expense.  This increase was partially offset by (i) a decrease in salary and sales consulting and related expenses of $109,000 and (ii) a decrease of $35,000 in travel related expense.  Management expects sales and marketing expenses to remain at current levels to support anticipated growth in subscription revenue, among other factors.

General and Administrative Expense

	Fiscal Quarter Ended September 30,		Variance
	2014	2013	Dollars	Percent
General and administrative	$894,972	$1,148,473	$(253,501)	22%
Percent of total revenue	27%	41%

 General and administrative expense was $894,972 and $1,148,473 for the three months ended September 30, 2014 and 2013, respectively, a 22% decrease in the three months ended September 30, 2014 compared with the three months ended September 30, 2013.  This $253,501 decrease when comparing expenditures for the quarter ended September 30, 2014 with the same period ended September 30, 2013 is principally due to (i) a decrease in stock compensation, bonus and salary expense of approximately $246,000 and (ii) a $54,000 in decrease in estimated taxes. The decrease in general and administrative expense during the comparable period ended June 30, 2014 was partially offset by (i) an increase in professional fees of $26,000 and (ii) an increase of $20,000 in travel and other expenses.

Depreciation and Amortization Expense

	Fiscal Quarter Ended September 30,		Variance
	2014	2013	Dollars	Percent
Depreciation and amortization	$187,395	$227,575	$(40,180)	18%
Percent of total revenue	6%	8%

 Depreciation and amortization expense was $187,395 and $227,575 for the three months ended September 30, 2014 and 2013, respectively, a decrease of 18% in the three months ended September 30, 2014 compared with the three months ended September 30, 2013.  This comparative decrease of $40,180 is related to the amortization of capitalized software costs that was completed in the prior year.

Other Income and Expense

	Fiscal Quarter Ended September 30,		Variance
	2014	2013	Dollars	Percent
Interest income (expense)	$58,599	$1,493	$57,106	3825%
Percent of total revenue	2%	-%

 Interest income (expense) was income of $58,599 and $1,493 for the three months ended September 30, 2014 and 2013, respectively.  This change of $57,106 for the quarter ended September 30, 2014 when compared to the quarter ended September 30, 2013 is due to interest income on notes receivable as well as a decrease in interest expense related to lower outstanding balances on notes payable.

Preferred Dividends

	Fiscal Quarter Ended September 30,		Variance
	2014	2013	Dollars	Percent
Preferred dividends	$154,473	$154,473	$-	-%
Percent of total revenue	5%	6%

 Dividends accrued on the Company’s Series B Preferred was $154,473 for the three months ended September 30, 2014, and September 30, 2013. Holders of Series B Preferred are entitled to a 15.00% annual dividend payable quarterly in cash, which rate increased from 12.00% in the prior year under the terms of the certificate of designation of the Series B Preferred.  Dividends on the Series B Preferred increase to 18.00% annually effective July 1, 2015.

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

	As of September 30,		Variance
	2014	2013	Dollars	Percent
Cash	$3,277,949	$4,297,269	$(1,019,320)	24%

 We have historically funded our operations with cash from operations, equity financings and debt borrowings. Cash was $3,277,949 and $4,297,269 at September 30, 2014 and 2013, respectively.  This $1,019,320 decrease from September 30, 2013 to September 30, 2014 was principally the result of the use of cash in operations resulting from net losses incurred during the period.

Net Cash Flows from Operating Activities

	Three Months Ended September 30,		Variance
	2014	2013	Dollars	Percent
Cash (used in) provided by operating activities	$488,431	$(594,970)	$1,083,401	182%

 Net cash provided by operating activities is summarized as follows:

	Three Months Ended September 30,
	2014	2013
Net (loss) income	$(376,063)	$(1,047,365)
Noncash expense and income, net	738,400	699,990
Net changes in operating assets and liabilities	126,094	(247,595)
	$488,431	$(594,970)

 Noncash expense increased by $38,410 in the three months ended September 30, 2014 compared to September 30, 2013.  Noncash expense increased as a result of a $168,000 increase in stock compensation expense and a $7,000 in bad debt expense.  These increases were partially offset by decreases of $97,000 in stock issued as a charitable contribution, and $40,000 in amortization expense.

Net Cash Flows from Investing Activities

	Three Months Ended September 30,		Variance
	2014	2013	Dollars	Percent
Cash used in investing activities	$408,997	$60,085	$348,912	581%

 Net cash used in investing activities for the three months ended September 30, 2014 was $408,996 compared to net cash used in investing activities of $60,085 for the three months ended September 30, 2013.  This $348,911 increase in cash used in investing activities for the three months ended September 30, 2014 when compared to the same period in 2013 was the result of funds loaned to ReposiTrak, which loans are reflected as notes receivable in the Company's financial statements, partially offset by a reduction in cash spent on property plant and equipment.

Net Cash Flows from Financing Activities

	Three Months Ended September 30,		Variance
	2014	2013	Dollars	Percent
Cash (used in) provided by financing activities	$(154,044)	$1,335,739	$1,489,783	112%

 Net cash used in financing activities totaled $154,044 for the three months ended September 30, 2014 as compared to cash flows provided by financing activities of $1,335,739 for the three months ended September 30, 2013.  The change in net cash related to financing activities is primarily attributable to the decreases in (i) stock issued for cash and (ii) cash from the exercise of options and warrants.

Working Capital

 At September 30, 2014, the Company had working capital of $642,107 when compared with working capital of $654,042 at June 30, 2014.  This $11,935 decrease in working capital is principally due to decreases in cash and accounts receivable and an increase in accounts payable.  The decreases were partially offset by an increase in prepaid expenses and decreases in accrued liabilities, deferred revenue, and current notes payable.  While no assurances can be given, management currently believes that the Company will increase its working capital position in subsequent periods, and thereby reduce its indebtedness utilizing existing cash resources and projected cash flow from operations.

	As of September 30,	As of June 30,	Variance
	2014	2014	Dollars	Percent
Current assets	$6,237,981	$6,461,397	$(223,416)	3%

 Current assets as of September 30, 2014 totaled $6,237,981, a decrease of $223,416 when compared to $6,461,397 as of June 30, 2014.  This 3% decrease in current assets is due a decrease in cash and accounts receivable partially offset by an increase in prepaid expenses.

	As of September 30,	As of June 30,	Variance
	2014	2014	Dollars	Percent
Current liabilities	$5,595,874	$5,807,355	$(211,481)	4%

 Current liabilities totaled $5,595,874 as of September 30, 2014 as compared to $5,807,355 as of June 30, 2014.  The $211,481 comparative decrease in current liabilities is principally due to decreases in accrued liabilities, deferred revenue and current notes payable.  These decreases were partially offset by an increase in accounts payable.

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

Note Receivable from ReposiTrak

In connection with the Company's contractual relationship with ReposiTrak, the Company has loaned ReposiTrak approximately $3.5 million at September 30, 2014.  ReposiTrak may make future payments to the Company for annual and other fees due the Company in the form of promissory notes, which may affect the Company's financial condition.  In the event of a default under any such notes, the Company's results from operations, including its financial condition, may be adversely affected.

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

Our exposure to interest rate changes related to borrowing has been limited by the use of fixed rate borrowings on the majority of our outstanding debt, and we believe the effect, if any, or reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.  At September 30, 2014, the debt portfolio was composed of approximately 69% variable-rate debt and 31% fixed-rate debt.

	September 30,
	2014 (unaudited)	Percent of Total Debt
Fixed rate debt	$1,200,000	69%
Variable rate debt	551,163	31%
Total debt	$1,751,163	100%

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2014:

Cash:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$3,277,949	N/A

ITEM 4.  CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2014. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

            The Company had a net loss of $376,063 for the quarter ended September 30, 3014, compared to a net loss of $1,047,365 for the same period ended September 30, 2013.  There can be no assurance that the Company will return to profitability, or reliably or consistently operate profitably in future periods. If the Company does not operate profitably in the future, the Company’s current cash resources will be used to fund the Company’s operating losses.  Continued losses would have an adverse effect on the long-term value of the Company’s common stock and any investment in the Company.  The Company cannot give any assurance that the Company will continue to generate revenue or have sustainable profits.

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

ReposiTrak owes certain fees to the Company under the current contractual relationship between the Company and ReposiTrak, resulting in ReposiTrak issuing the Company promissory notes in order to make required payments, totaling approximately $3.5 million at September 30, 2014.

      Under the terms of the Omnibus Subscription, Management and Option Agreement by and between the Company, ReposiTrack and Levitt (the “Omnibus Agreement”), and in consideration for a warrant to acquire the majority interest in ReposiTrak, effective June 30, 2013, the Company accepted from ReposiTrak a promissory note in the principal amount of approximately $1.62 million, representing annual fees due and owing the Company at June 30, 2013 under the terms of the initial Subscription Agreement and Management and Operating Agreement between the Company and ReposiTrak, dated April 1, 2012. The Company purchased additional notes from ReposiTrack in the aggregate principal amounts of approximately $1.2 million and $400,000 during the year ended June 30, 2014 and quarter ended September 30, 2014, respectively. The current amount of the outstanding notes from ReposiTrak, including interest accrued on the notes, is approximately $3.5 million.  ReposiTrak may make future payments to the Company for annual and other fees due the Company under the terms of the Omnibus Agreement in the form of additional promissory notes.  In the event of a default under any such notes, the Company’s financial results, including its financial condition, may be adversely and materially affected.

Approximately 15% of our subscription revenue and 33% of our other revenue during the quarter ended September 30, 2014 was attributable to ReposiTrak.  In the event the market for ReposiTrak’s services fails to develop as anticipated, or ReposiTrak is otherwise unable to execute its business plan, our financial condition and results of operations may be materially and adversely affected.

The Company recognized approximately $400,000 in subscription fees from ReposiTrak during the period ended September 30, 2014 which was 15% of total subscription revenue.  During the same period in 2013 the amount was approximately $400,000 or 19% of subscription revenue.  Management fees, consisting of reimbursement of expenses incurred on behalf of ReposiTrak, totaled $230,000 and $165,000 during the periods ended September 30, 2014 and 2013, respectively.  Of the $641,000 in fees paid to us during the quarter by ReposiTrak, approximately $400,000 was paid by ReposiTrak in cash from proceeds of promissory notes purchased by the Company. In the event the market for ReposiTrak’s services fails to develop as anticipated, or ReposiTrak is otherwise unable to execute its business plan, the Company’s financial results, including its financial condition, may be adversely affected.

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

The Company’s certificate of incorporation currently authorizes the issuance of up to 30,000,000 shares of ‘blank check’ preferred stock with designations, rights, and preferences as may be determined from time to time by the Company’s Board of Directors.  As of September 30, 2014, a total of 411,927 shares of Series B Preferred were issued and outstanding.  The Company’s board of directors is empowered, without stockholder approval, to issue one or more additional series of preferred stock with dividend, liquidation, conversion, voting, or other rights that could dilute the interest of, or impair the voting power of, the Company’s common stockholders.  The issuance of an additional series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control.

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

Date: November 6, 2014	PARK CITY GROUP, INC.

By: /s/ Randall K. Fields
Randall K. Fields Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: November 6, 2014	By: /s/ Edward L. Clissold
Edward L. Clissold Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)