Form 10-Q
period 2014-12-31
PARK CITY GROUP INC
filed 2015-02-05
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2014

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Stock, $0.01 par value, 17,368,775 shares as of February 5, 2015.

PARK CITY GROUP, INC.

-i-

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets

	December 31,	June 30,
	2014	2014
Assets	(unaudited)
Current assets:
Cash	$2,312,943	$3,352,559
Receivables, net of allowance of $60,000 and $70,000 at December 31, 2014 and June 30, 2014, respectively	3,002,000	2,857,983
Prepaid expenses and other current assets	350,913	250,855

Total current assets	5,665,856	6,461,397

Property and equipment, net	926,317	740,753

Other assets:
Deposits and other assets	14,866	14,866
Note receivable	4,187,771	2,996,664
Customer relationships	1,706,861	1,918,019
Goodwill	4,805,933	4,805,933

Total other assets	10,715,431	9,735,482

Total assets	$17,307,604	$16,937,632

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$935,666	$738,289
Accrued liabilities	1,891,980	1,801,355
Deferred revenue	1,807,620	1,840,811
Line of credit	1,200,000	1,200,000
Notes payable	171,104	226,900

Total current liabilities	6,006,370	5,807,355

Long-term liabilities:
Notes payable, less current portion	338,328	422,248
Other long-term liabilities	83,211	88,948

Total liabilities	6,427,909	6,318,551

Commitments and contingencies

Stockholders' equity:

Series B Convertible Preferred Stock, $0.01 par value, 30,000,000 shares authorized; 411,927 shares issued and outstanding at December 31, 2014 and June 30, 2014.	4,119	4,119
Common Stock, $0.01 par value, 50,000,000 shares authorized; 17,234,168 and 16,928,025 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively	172,342	169,280
Additional paid-in capital	48,276,173	46,792,736
Accumulated deficit	(37,572,939)	(36,347,054)

Total stockholders' equity	10,879,695	10,619,081

Total liabilities and stockholders' equity	$17,307,604	$16,937,632

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Revenues:
Subscription	$2,721,427	$2,344,178	$5,358,511	$4,478,834
Other Revenue	758,577	675,436	1,455,012	1,316,716

Total revenues	3,480,004	3,019,614	6,813,523	5,795,550

Operating expenses:
Cost of services and product support	1,355,404	1,246,443	2,703,783	2,455,546
Sales and marketing	1,534,396	1,129,832	2,871,831	2,369,475
General and administrative	986,930	979,144	1,881,902	2,127,617
Depreciation and amortization	187,364	240,727	374,759	468,302

Total operating expenses	4,064,094	3,596,146	7,832,275	7,420,940

Loss from operations	(584,090)	(576,532)	(1,018,752)	(1,625,390)

Other expense:
Interest income	43,214	26,447	101,813	27,940

Loss before income taxes	(540,876)	(550,085)	(916,939)	(1,597,450)

(Provision) benefit for income taxes:	-	-	-	-
Net loss	(540,876)	(550,085)	(916,939)	(1,597,450)

Dividends on preferred stock	(154,473)	(154,473)	(308,946)	(308,946)

Net loss applicable to common shareholders	$(695,349)	$(704,558)	$(1,225,885)	$(1,906,396)

Weighted average shares, basic and diluted	17,193,000	16,693,000	17,141,000	16,529,000
Basic and diluted loss per share	$(0.04)	$(0.04)	$(0.07)	$(0.12)

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(916,939)	$(1,597,450)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	374,759	468,302
Stock issued for charitable contribution	-	96,900
Stock compensation expense	1,249,835	855,190
Bad debt expense	92,097	60,008
(Increase) decrease in:
Receivables	(236,114)	(581,276)
Prepaids and other assets	(231,705)	39,155
(Decrease) increase in:
Accounts payable	197,377	44,970
Accrued liabilities	68,665	50,375
Deferred revenue	(33,191)	(94,105)

Net cash provided by (used in) operating activities	564,784	(657,931)

Cash Flows From Investing Activities:
Cash from sales of property and equipment	-	6,505
Cash advanced on note receivable	(1,059,460)	(400,000)
Purchase of property and equipment	(349,165)	(365,151)
Net cash used in investing activities	(1,408,625)	(758,646)

Cash Flows From Financing Activities:
Proceeds from employee stock plans	98,414	62,132
Proceeds from issuance of note payable	8,213	278,290
Proceeds from issuance of stock	-	1,493,818
Proceeds from exercise of options and warrants	-	436,296
Payments on notes payable	(147,929)	(333,042)
Dividends paid	(154,473)	(278,051)

Net cash (used in) provided by financing activities	(195,775)	1,659,443

Net (decrease) increase in cash	(1,039,616)	242,866

Cash at beginning of period	3,352,559	3,616,585

Cash at end of period	$2,312,943	$3,859,451

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$6,500
Cash paid for interest	$39,701	$50,771

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock to pay accrued liabilities	$1,388,085	$633,725
Dividends accrued on preferred stock	$308,946	$308,946
Dividends paid with preferred stock	$-	$-

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

Recent Developments

Series B Restructuring

On February 4, 2015, the holders of the Company’s Series B Convertible Preferred Stock (“Series B Preferred”), consisting of the Chief Executive Officer, his spouse, and a director (the “Holders”), entered into a restructuring agreement (the “Restructuring Agreement”) pursuant to which the Holders consented to the amendment to the Certificate of Designation of the Relative Rights, Powers and Preference of the Series B Preferred (the “Series B Restructuring”), resulting in the following: (i) the rate at which the Series B Preferred accrues dividends was decreased from 15% per annum (which interest rate increases to 18% on July 1, 2015) to 7% per annum if paid by the Company in cash, or 9% if paid by the Company in PIK Shares (as defined below); (ii) the Company may elect to pay accrued dividends on outstanding shares of Series B Preferred in either cash or by the issuance of additional shares of Series B Preferred (“PIK Shares”); (iii) the conversion feature of the Series B Preferred has been eliminated; and (iv) the number of shares of the Company's preferred stock designated as Series B Preferred has been increased from 600,000 to 900,000 shares to provide for the potential issuance of PIK Shares.  In consideration for the Series B Restructuring, the Company issued to the Holders: (y) an aggregate total of 214,197 additional shares of Series B Preferred, which shares have a stated value equal to the amount that, but for the Series B Restructuring, would have been paid to the Holders as dividends over the next five years; and (z) five-year warrants to purchase an aggregate total of 1,029,818 shares of common stock for $4.00 per share, an amount and per share purchase price equal to what the Holders would otherwise be entitled to receive upon conversion of their shares of Series B Preferred.

Private Placement

On January 26, 2015, we accepted subscription agreements from certain accredited investors, including certain members of the Company's Board of Directors, to purchase an aggregate total of 94,932 shares of the Company's common stock for $9.48 per share, and five year warrants to purchase an aggregate total of 23,737 shares of common stock for $10.00 per share. The Company received gross proceeds of approximately $900,000 from this private placement, and intends to use the proceeds for general working capital purposes.

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

Allowance for Doubtful Accounts Receivable

 The Company offers credit terms on the sale of the Company’s products to a significant majority of the Company’s customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience and a specific review of accounts receivable at the end of each period. As of December 31, 2014 and June 30, 2014, the allowance for doubtful accounts was $60,000 and $70,000, respectively.

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

Warranties

 The Company offers a limited warranty against software defects.  Customers who are not completely satisfied with their software purchase may attempt to be reimbursed for their purchases outside the warranty period.  For the three and six months ended December 31, 2014 and 2013, the Company did not incur any expense associated with warranty claims.

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

 The Company completed amortization of its capitalized development costs during 2013.  Capitalized development cost of $0 and $73,083 was amortized into expense during the six months ended December 31, 2014 and 2013, respectively.  The Company amortizes its developed and purchased software on a straight-line basis over three and five years, respectively.

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

 For the six months ended December 31, 2014 and 2013 warrants to purchase 317,373 and 374,792 shares of common stock, respectively, were not included in the computation of diluted EPS due to the anti-dilutive effect.  Warrants to purchase shares of common stock were outstanding at prices ranging from $3.50 to $6.45 per share at December 31, 2014.

 For the six months ended December 31, 2014 and 2013, 1,029,818 shares of common stock issuable upon conversion of the Company’s Series B Preferred were not included in the diluted EPS calculation as the effect would have been anti-dilutive.

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

NOTE 4.  OUTSTANDING STOCK

 The following tables summarize information about warrants outstanding and exercisable at December 31, 2014:

	Warrants			Warrants
	Outstanding			Exercisable
	at December 31, 2014			at December 31, 2014
Range of exercise prices	Number outstanding at December 31, 2014	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at December 31, 2014	Weighted average exercise price

Warrants
$3.50 – 3.60	240,629	3.21	$3.56	240,629	$3.56
$6.45	76,744	3.66	$6.45	76,744	$6.45
	317,373	3.32	$4.26	317,373	$4.26

NOTE 5.  RELATED PARTY TRANSACTIONS

Services Agreement with Fields Management, Inc.

During the year ended June 30, 2014, the Company entered into to a five-year Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Mr. Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Randall K. Fields, FMI’s designated executive who also serves as the Company’s Chairman of the Board of Directors, controls FMI. Pursuant to this Services Agreement, FMI is paid an annual base fee of $500,000, subject to annual increases equal to 75% of the Company’s percentage annual revenue growth beginning in the 2014 fiscal year. FMI may also be eligible for an annual incentive bonus, awarded at the discretion of the Company’s Board of Directors.

 The Company did not have any other related party transactions as of December 31, 2014. See Note 1 above and Note 10 below, each of which describe transactions that occurred subsequent to December 31, 2014 that involved related parties.

NOTE 6.  PROPERTY AND EQUIPMENT

 Property and equipment are stated at cost and consist of the following as of:

	December 31, 2014 (unaudited)	June 30, 2014
Computer equipment	$3,249,032	$2,899,867
Furniture and fixtures	260,574	260,574
Leasehold improvements	231,782	231,782
	3,741,388	3,392,223
Less accumulated depreciation and amortization	(2,815,071)	(2,651,470)
	$926,317	$740,753

NOTE 7.  ACCRUED LIABILITIES

 Accrued liabilities consist of the following as of:

	December 31, 2014 (unaudited)	June 30, 2014
Accrued stock-based compensation	$783,939	$1,122,188
Accrued compensation	597,250	352,764
Accrued dividends	308,946	154,473
Accrued other liabilities	201,845	171,930
	$1,891,980	$1,801,355

NOTE 8.  PREFERRED DIVIDENDS

 Holders of Series B Preferred are entitled to a 15.00% annual dividend payable quarterly in cash, which annual dividend increases to 18.00% effective July 1, 2015. The Company's Series B Preferred are held by affiliates of the Company, consisting of the Chief Executive Officer, his spouse, and a director.

In connection with the Series B Restructuring described under Note 1 above, the Company amended the Certificate of Designation of the Relative Rights, Powers and Preference of the Series B Preferred to decrease the rate at which the Series B Preferred accrues dividends to 7% per annum, if such dividends are paid by the Company in cash, and to 9% if the Company elects to pay such dividends in PIK Shares.

NOTE 9.  INCOME TAXES

 The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2009.

NOTE 10.  SUBSEQUENT EVENTS

As disclosed under Note 1 above, On February 4, 2015, the holders of the Company’s Preferred, consisting of the Chief Executive Officer, his spouse, and a director (the “Holders”), entered into the Restructuring Agreement pursuant to which the Holders consented to the Series B Restructuring involving an amendment to the Certificate of Designation of the Relative Rights, Powers and Preference of the Series B Preferred, resulting in the following: (i) the rate at which the Series B Preferred accrues dividends was decreased from 15% per annum (which interest rate increases to 18% on July 1, 2015) to 7% per annum if paid by the Company in cash, or 9% if paid by the Company in PIK Shares (as defined below); (ii) the Company may elect to pay accrued dividends on outstanding shares of Series B Preferred in either cash or by the issuance of PIK Shares; (iii) the conversion feature of the Series B Preferred has been eliminated; and (iv) the number of shares of the Company's preferred stock designated as Series B Preferred from has been increased from 600,000 to 900,000 shares to provide for the potential issuance of PIK Shares.  In consideration for the Series B Restructuring, the Company issued to the Holders: (y) an aggregate total of 214,197 additional shares of Series B Preferred, which shares have a stated value equal to the amount that, but for the Series B Restructuring, would have been paid to the Holders as dividends over the next five years; and (z) five-year warrants to purchase an aggregate total of 1,029,818 shares of common stock for $4.00 per share, an amount and per share purchase price equal to what the Holders would otherwise be entitled to receive upon conversion of their shares of Series B Preferred.

Also subsequent to December 31, 2014, the Company: (i) accepted subscription agreements from certain accredited investors, including certain members of the Company's Board of Directors, to purchase an aggregate total of 94,932 shares of the Company's common stock for $9.48 per share, and five year warrants to purchase an aggregate total of 23,737 shares of Common Stock for $10.00 per share, resulting in gross proceeds of approximately $900,000 and (ii) issued 39,675 shares of common stock in connection with issuances under the Company's Employee Stock Purchase Plan and the vesting of employee stock grants.

We have evaluated subsequent events through the date of this filing in accordance with the Subsequent Events Topic of the FASB ASC 855, and have determined that, other than the events described above, no additional subsequent events are reasonably likely to impact the financial statements.

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

Recent Developments

Series B Restructuring

On February 4, 2015, the holders of the Company’s Series B Convertible Preferred Stock (“Series B Preferred”), consisting of the Chief Executive Officer, his spouse, and a director (the “Holders”), entered into a restructuring agreement (the “Restructuring Agreement”) pursuant to which the Holders consented to the amendment to the Certificate of Designation of the Relative Rights, Powers and Preference of the Series B Preferred (the “Series B Restructuring”), resulting in the following: (i) the rate at which the Series B Preferred accrues dividends was decreased from 15% per annum (which interest rate increases to 18% on July 1, 2015) to 7% per annum if paid by the Company in cash, or 9% if paid by the Company in PIK Shares (as defined below); (ii) the Company may elect to pay accrued dividends on outstanding shares of Series B Preferred in either cash or by the issuance of additional shares of Series B Preferred (“PIK Shares”); (iii) the conversion feature of the Series B Preferred has been eliminated; and (iv) the number of shares of the Company's preferred stock designated as Series B Preferred from has been increased from 600,000 to 900,000 shares to provide for the potential issuance of PIK Shares.  In consideration for the Series B Restructuring, the Company issued to the Holders: (y) an aggregate total of 214,197 additional shares of Series B Preferred, which shares have a stated value equal to the amount that, but for the Series B Restructuring, would have been paid to the Holders as dividends over the next five years; and (z) five-year warrants to purchase an aggregate total of 1,029,818 shares of common stock for $4.00 per share, an amount and per share purchase price equal to what the Holders would otherwise be entitled to receive upon conversion of their shares of Series B Preferred.

Private Placement

On January 26, 2015, we accepted subscription agreements from certain accredited investors, including certain members of the Company's Board of Directors, to purchase an aggregate total of 94,932 shares of the Company's common stock for $9.48 per share, and five year warrants to purchase an aggregate total of 23,737 shares of common stock for $10.00 per share. The Company received gross proceeds of approximately $900,000 from this private placement, and intends to use the proceeds for general working capital purposes.

Results of Operations

Comparison of the Three Months Ended December 31, 2014 to the Three Months Ended December 31, 2013.

Revenue

	Fiscal Quarter Ended December 31,		Variance
	2014	2013	Dollars	Percent
Subscription	$2,721,427	$2,344,178	$377,249	16%
Other revenue	758,577	675,436	83,141	12
Total revenue	$3,480,004	$3,019,614	$460,390	15%

 Total revenue was $3,480,004 and $3,019,614 for the three months ended December 31, 2014 and 2013, respectively, a 15% increase.  This $460,390 increase in total revenue was principally due to an increase of $377,249 in subscription revenue, also contributing to the increase was an increase of $83,141 in other revenue, as more particularly described below.

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

Subscription Revenue

 Subscription revenue was $2,721,427 and $2,344,178 for the three months ended December 31, 2014 and 2013, respectively, a 16% increase in the three months ended December 31, 2014 when compared with the three months ended December 31, 2013.  The net increase of $377,249 is principally due to subscription growth from existing customers, and the addition of new customers. Of the $2,721,427 received as subscription revenue during the three months ended december 31, 2014, approximately $400,000 was received from ReposiTrak or 15% of our total subscription revenue.

While no assurances can be given, management currently anticipates that revenue from subscription-based services will continue to increase on a year-over-year basis.  Management's belief is based on, in addition to the anticipated growth in its core subscription-based revenue, the anticipated recognition of revenue attributable to ReposiTrak that, while relatively flat in the current quarter compared to the preceding quarter and the quarter ended December 31, 2013, is expected to accelerate in subsequent quarters.

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

Other Revenue

 Other revenue was $758,577 and $675,436 for the three months ended December 31, 2014 and 2013, respectively, an increase of 12% in the three months ended December 31, 2014 compared with the three months ended December 31, 2013. The net increase of $83,141 is principally due to an increase in professional service fees, partially offset by a decrease in maintenance fees.  Other revenue includes management fees from the relationship with ReposiTrak which totaled $314,000 and $186,000 for the three months ended December 31, 2014 and 2013, respectively.

 While these other sources of revenue will continue in future periods, management’s focus on recurring subscription-based revenue will cause license, maintenance, and consulting services to fluctuate and be difficult to predict.

Cost of Services and Product Support

	Fiscal Quarter Ended December 31,		Variance
	2014	2013	Dollars	Percent
Cost of services and product support	$1,355,404	$1,246,443	$108,961	9%
Percent of total revenue	39%	41%

 Cost of services and product support was $1,355,404 and $1,246,443 for the three months ended December 31, 2014 and 2013, respectively, a 9% increase in the three months ended December 31, 2014 compared with the three months ended December 31, 2013.  This period over period increase of $108,961 is principally due to a $129,000 increase in employee related expense. This increase was partially offset by a decrease of (i) $15,000 in other product support costs and (ii) $5,000 in travel related expense.

Sales and Marketing Expense

	Fiscal Quarter Ended December 31,		Variance
	2014	2013	Dollars	Percent
Sales and marketing	$1,534,396	$1,129,832	$404,564	36%
Percent of total revenue	44%	37%

 Sales and marketing expense was $1,534,396 and $1,129,832 for the three months ended December 31, 2014 and 2013, respectively, a 36% increase.  This $404,564 increase over the comparable quarter was primarily the result of (i) an increase of approximately $256,000 in marketing expense and (ii) an increase in salary and sales consulting and related expenses of $158,000.  This increase was partially offset by a decrease of $9,000 in travel related expense.  Management expects sales and marketing expenses to remain at current levels to support anticipated growth in subscription revenue, among other factors.

General and Administrative Expense

	Fiscal Quarter Ended December 31,		Variance
	2014	2013	Dollars	Percent
General and administrative	$986,930	$979,144	$7,786	1%
Percent of total revenue	28%	32%

 General and administrative expense was $986,930 and $979,144 for the three months ended December 31, 2014 and 2013, respectively, a 1% increase in the three months ended December 31, 2014 compared with the three months ended December 31, 2013.  Management expects general and administrative expenses to remain relatively at current levels for the remainder of the fiscal year.

Depreciation and Amortization Expense

	Fiscal Quarter Ended December 31,		Variance
	2014	2013	Dollars	Percent
Depreciation and amortization	$187,364	$240,727	$(53,363)	-22%
Percent of total revenue	5%	8%

 Depreciation and amortization expense was $187,364 and $240,727 for the three months ended December 31, 2014 and 2013, respectively, a decrease of 22% in the three months ended December 31, 2014 compared with the three months ended December 31, 2013.  This comparative decrease of $53,363 is related to the amortization of capitalized software costs completed in the prior year.

Other Income and Expense

	Fiscal Quarter Ended December 31,		Variance
	2014	2013	Dollars	Percent
Net interest income	$43,214	$26,447	$16,767	63%
Percent of total revenue	1%	1%

 Net interest income was $43,214 and $26,447 for the three months ended December 31, 2014 and 2013, respectively.  This change of $16,767 was due to interest income on notes receivable during the 2014 period, as well as a period over period decrease in interest expense related to lower outstanding balances on notes payable.

Preferred Dividends

	Fiscal Quarter Ended December 31,		Variance
	2014	2013	Dollars	Percent
Preferred dividends	$154,473	$154,473	$-	-%
Percent of total revenue	4%	5%

 Dividends accrued on the Company’s Series B Preferred was $154,473 and $154,473 for the three months ended December 31, 2014, and December 31, 2013, respectively. Holders of Series B Preferred are entitled to a 15.00% annual dividend payable quarterly in cash, which rate increased from 12.00% in the prior year under the terms of the certificate of designation of the Series B Preferred.

      In connection with the Series B Restructuring described under Note 1 in our financial statements included herein, the Company amended the Certificate of Designation of the Relative Rights, Powers and Preference of the Series B Preferred to decrease the rate at which the Series B Preferred accrues dividends to 7% per annum, if such dividends are paid by the Company in cash, and to 9% if the Company elects to pay such dividends in PIK Shares.

Comparison of the Six Months Ended December 31, 2014 to the Six Months Ended December 31, 2013.

Revenue

	Six Months Ended December 31,		Variance
	2014	2013	Dollars	Percent
Subscription	$5,358,511	$4,478,834	$879,677	20%
Other revenue	1,455,012	1,316,716	138,296	11%
Total revenue	$6,813,523	$5,795,550	$1,017,973	18%

 Total revenue was $5,358,511 and $4,478,834 for the six months ended December 31, 2014 and 2013, respectively, a 20% increase.  This $1,017,973 increase in total revenue was principally due to an increase of $879,677 in subscription revenue, also contributing to the increase was an increase of $138,296 in other revenue, as more particularly described below.

 Management believes that the Company’s strategy of pursuing contracts with suppliers (“spokes”) to connect to retail customers (“hubs”) that have been added in the most recently completed fiscal year will continue to result in increased revenue during the fiscal year ending June 30, 2015, and in subsequent periods.  In addition, management believes that revenue in subsequent periods will increase as a result of the receipt of subscription payments from ReposiTrak resulting from the license of the Company’s technology necessary to power ResposiTrak™. ResposiTrak™ enables grocery, supermarkets, packaged goods manufacturers, food processing facilities, drug stores and drug manufacturers, as well as logistics partners, to track and trace products and components to products throughout the food, drug and dietary supplement supply chains.

Subscription Revenue

Subscription revenue was $5,358,511 and $4,478,834 for the six months ended December 31, 2014 and 2013, respectively, a 20% increase in the six months ended December 31, 2014 when compared with the six months ended December 31, 2013.  The net increase of $879,677 is principally due to continued subscription growth from existing customers, including ReposiTrak, and the addition of new customers.  While no assurances can be given, management currently anticipates that revenue from subscription-based services will continue to increase on a year-over-year basis.  Management's belief is based on, in addition to the anticipated growth in its core subscription-based revenue.

Subscription revenue recognized from the Company's relationship with ReposiTrak was approximately $800,000 for both the six months ended December 31, 2014 and 2013, respectively. While no assurances can be given, the Company anticipates that revenue from subscription-based services will continue to increase on a year-over-year basis.

Other Revenue

 Other revenue was $1,455,012 and $1,316,716 for the six months ended December 31, 2014 and 2013, respectively, an increase of 11% in the six months ended December 31, 2014 compared with the six months ended December 31, 2013. The net increase of $138,296 is principally due to an increase in professional service fees, partially offset by a decrease in maintenance fees.  Other revenue includes management fees from the relationship with ReposiTrak which totaled approximately $543,000 and $351,000 for the six months ended December 31, 2014 and 2013, respectively.

 While these other sources of revenue will continue in future periods, management’s focus on recurring subscription-based revenue will cause license, maintenance, and consulting services to fluctuate and be difficult to predict.

Cost of Services and Product Support

	Six Months Ended December 31,		Variance
	2014	2013	Dollars	Percent
Cost of services and product support	$2,703,783	$2,455,546	$248,237	10%
Percent of total revenue	40%	42%

 Cost of services and product support was $2,703,783 and $2,455,546 for the six months ended December 31, 2014 and 2013, respectively, a 10% increase in the six months ended December 31, 2014 compared with the six months ended December 31, 2013.  This increase of $248,237 for the six months ended December 31, 2014 when compared with the same period ended December 31, 2013 is principally due to a $285,000 increase in employee related expense. This increase was partially offset by a decrease of (i) $22,000 in other product support costs and (ii) $15,000 in travel related expense.

Sales and Marketing Expense

	Six Months Ended
	December 31,		Variance
	2014	2013	Dollars	Percent
Sales and marketing	$2,871,831	$2,369,475	$502,356	21%
Percent of total revenue	42%	41%

 Sales and marketing expense was $2,871,831 and $2,369,475 for the six months ended December 31, 2014 and 2013, respectively, a 21% increase.  This $502,356 increase over the comparable period was primarily the result of (i) an increase of approximately $494,000 in marketing expense and (ii) an increase in salary and sales consulting and related expenses of $52,000.  This increase was partially offset by a decrease of $44,000 in travel related expense.  Management expects sales and marketing expenses to remain at current levels to support anticipated growth in subscription revenue, among other factors.

General and Administrative Expense

	Six Months Ended
	December 31,		Variance
	2014	2013	Dollars	Percent
General and administrative	$1,881,902	$2,127,617	$(245,715)	-12%
Percent of total revenue	28%	37%

 General and administrative expense was $1,881,902 and $2,127,617 for the six months ended December 31, 2014 and 2013, respectively, a 12% decrease in the six months ended December 31, 2014 compared with the six months ended December 31, 2013.  This $245,715 decrease when comparing expenditures for the six months ended December 31, 2014 with the same period ended December 31, 2013 is principally due to (i) a decrease in stock compensation, bonus and salary expense of approximately $260,000 and (ii) a $66,000 in decrease in estimated taxes.  These decreases were partially offset by (i) an increase in travel expenses of $37,000 and (ii) an increase of $32,000 in bad debt and (iii) 12,000 increase in other administrative expenses.

Depreciation and Amortization Expense

	Six Months Ended
	December 31,		Variance
	2014	2013	Dollars	Percent
Depreciation and amortization	$374,759	$468,302	$(93,543)	-20%
Percent of total revenue	6%	8%

 Depreciation and amortization expense was $374,759 and $468,302 for the six months ended December 31, 2014 and 2013, respectively, a decrease of 20% in the six months ended December 31, 2014 compared with the six months ended December 31, 2013.  This comparative decrease of $93,543 is related to the amortization of capitalized software costs completed in the prior year.

Other Income and Expense

	Six Months Ended
	December 31,		Variance
	2014	2013	Dollars	Percent
Net interest income	$101,813	$27,940	$73,873	264%
Percent of total revenue	1%	1%

 Net interest income was $101,813 and $27,940 for the six months ended December 31, 2014 and 2013, respectively, a change of 264% in the six months ended December 31, 2014 compared with the six months ended December 31, 2013.  This change of $73,873 is due to interest income on notes receivable during the 2014 period, including $141,514 received from certain promissory notes issued to ReposiTrak, as well as a period over period decrease in interest expense related to lower outstanding balances on notes payable.

Preferred Dividends

	Six Months Ended
	December 31,		Variance
	2014	2013	Dollars	Percent
Preferred dividends	$308,946	$308,946	$-	-%
Percent of total revenue	5%	5%

 Dividends accrued on the Company’s Series B Preferred was $308,946 for the six months ended December 31, 2014, compared to dividends accrued on the Company’s Series A Preferred and Series B Preferred of $308,946 for the six months ended December 31, 2013.

In connection with the Series B Restructuring described under Note 1 above, the Company amended the Certificate of Designation of the Relative Rights, Powers and Preference of the Series B Preferred to decrease the rate at which the Series B Preferred accrues dividends to 7% per annum, if such dividends are paid by the Company in cash, and to 9% if the Company elects to pay such dividends in PIK Shares.

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

	As of December 31,		Variance
	2014	2013	Dollars	Percent
Cash	$2,312,943	$3,859,451	$1,546,508	40%

 We have historically funded our operations with cash from operations, equity financings and debt borrowings. Cash was $2,312,943 and $3,859,451 at December 31, 2014 and 2013, respectively.  This $1,546,508 decrease from December 31, 2013 to December 31, 2014 was principally the result of the use of cash in financing activities, primarily due to the purchase of additional notes receivable during the period.  We expect the decrease in cash during 2014 period will be offset, in part, by the $900,000 in gross proceeds received from the sale of shares of common stock and warrants during the private placement we completed subsequent to December 31, 2014.

Net Cash Flows from Operating Activities

	Six Months Ended December 31,		Variance
	2014	2013	Dollars	Percent
Cash (used in) provided by operating activities	$564,784	$(657,931)	$1,222,715	186%

 Net cash provided by operating activities is summarized as follows:

	Six Months Ended December 31,
	2014	2013
Net loss	$(916,939)	$(1,597,450)
Noncash expense and income, net	1,716,691	1,480,400
Net changes in operating assets and liabilities	(234,968)	(540,881)
	$564,784	$(657,931)

 Noncash expense increased by $236,291 in the six months ended December 31, 2014 compared to December 31, 2013.  Noncash expense increased as a result of a $395,000 increase in stock compensation expense and $32,000 in bad debt expense.  These increases were partially offset by decreases of $97,000 in stock issued as a charitable contribution, and $94,000 in amortization expense.

Net Cash Flows from Investing Activities

	Six Months Ended December 31,		Variance
	2014	2013	Dollars	Percent
Cash used in investing activities	$1,408,625	$758,646	$649,979	86%

 Net cash used in investing activities for the six months ended December 31, 2014 was $1,408,625 compared to net cash used in investing activities of $758,646 for the six months ended December 31, 2013.  This $649,979 increase in cash used in investing activities for the six months ended December 31, 2014 when compared to the same period in 2013 was the result of funds loaned to ReposiTrak, which loans are reflected as notes receivable in the Company's financial statements, partially offset by a reduction in cash spent on property plant and equipment.

Net Cash Flows from Financing Activities

	Six Months Ended December 31,		Variance
	2014	2013	Dollars	Percent
Cash (used in) provided by financing activities	$(195,775)	$1,659,443	$(1,855,218)	(112)%

 Net cash used in financing activities totaled $195,775 for the six months ended December 31, 2014 as compared to cash flows provided by financing activities of $1,659,443 for the six months ended December 31, 2013.  The change in net cash related to financing activities is primarily attributable to the decreases in (i) stock issued for cash of $1.5 million and (ii) cash from the exercise of options and warrants of $436,000, and (iii) proceeds for the issuance of notes payable of $185,000.  These items were partially offset on cash paid for dividends and a decrease in payments on notes payable.

Working Capital

 At December 31, 2014, the Company had negative working capital of $340,514 when compared with working capital of $654,042 at June 30, 2014.  This $994,556 decrease in working capital is principally due to decreases in cash and an increase in accounts payable and accrued liabilities.  The decreases were partially offset by an increase in accounts receivable and prepaid expenses and decreases in deferred revenue and current notes payable.  While no assurances can be given, management currently believes that the Company will increase its working capital position in subsequent periods, and thereby reduce its indebtedness utilizing existing cash resources and projected cash flow from operations.

	As of December 31,	As of June 30,	Variance
	2014	2014	Dollars	Percent
Current assets	$5,665,856	$6,461,397	$(795,541)	12%

 Current assets as of December 31, 2014 totaled $5,665,856, a decrease of $795,541 when compared to $6,461,397 as of June 30, 2014.  This 12% decrease in current assets is due a decrease in cash partially offset by an increase in accounts receivable and prepaid expenses.

	As of December 31,	As of June 30,	Variance
	2014	2014	Dollars	Percent
Current liabilities	$6,006,370	$5,807,355	$199,015	3%

 Current liabilities totaled $6,006,370 as of December 31, 2014 as compared to $5,807,355 as of June 30, 2014.  The $199,015 comparative increase in current liabilities is principally due to increases in accounts payable and accrued liabilities.  These increases were partially offset by a decrease in deferred revenue and current notes payable.

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

Note Receivable from ReposiTrak

In connection with the Company's contractual relationship with ReposiTrak, the Company has loaned ReposiTrak approximately $4.2 million at December 31, 2014.  ReposiTrak may make future payments to the Company for annual and other fees due the Company in the form of promissory notes, which may affect the Company's financial condition.  In the event of a default under any such notes, the Company's results from operations, including its financial condition, may be adversely affected.

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

Our exposure to interest rate changes related to borrowing has been limited by the use of fixed rate borrowings on the majority of our outstanding debt, and we believe the effect, if any, or reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.  At December 31, 2014, the debt portfolio was composed of approximately 30% variable-rate debt and 70% fixed-rate debt.

	December 31,
	2014 (unaudited)	Percent of Total Debt
Fixed rate debt	$1,200,000	70%
Variable rate debt	509,432	30%
Total debt	$1,709,432	100%

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, 2014:

Cash:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$2,312,943	N/A

ITEM 4.  CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2014. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

            The Company had a net loss of $540,876 for the quarter ended December 31, 3014, compared to a net loss of $550,085 for the same period ended December 31, 2013.  There can be no assurance that the Company will return to profitability, or reliably or consistently operate profitably in future periods. If the Company does not operate profitably in the future, the Company’s current cash resources will be used to fund the Company’s operating losses.  Continued losses would have an adverse effect on the long-term value of the Company’s common stock and any investment in the Company.  The Company cannot give any assurance that the Company will continue to generate revenue or have sustainable profits.

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

ReposiTrak owes certain fees to the Company under the current contractual relationship between the Company and ReposiTrak, resulting in ReposiTrak issuing the Company promissory notes in order to make required payments, totaling approximately $4.2 million at December 31, 2014.

            Under the terms of the Omnibus Subscription, Management and Option Agreement by and between the Company, ReposiTrak and Levitt (the “Omnibus Agreement”), and in consideration for a warrant to acquire the majority interest in ReposiTrak, effective June 30, 2013, the Company accepted from ReposiTrak a promissory note in the principal amount of approximately $1.62 million, representing annual fees due and owing the Company at June 30, 2013 under the terms of the initial Subscription Agreement and Management and Operating Agreement between the Company and ReposiTrak, dated April 1, 2012. The Company purchased additional notes from ReposiTrak in the aggregate principal amounts of approximately $1.2 million and $1.1 million during the year ended June 30, 2014 and six months ended December 31, 2014, respectively. The current amount of the outstanding notes from ReposiTrak, including interest accrued on the notes, is approximately $4.2 million.  ReposiTrak may make future payments to the Company for annual and other fees due the Company under the terms of the Omnibus Agreement in the form of additional promissory notes.  In the event of a default under any such notes, the Company’s financial results, including its financial condition, may be adversely and materially affected.

Approximately 15% of our subscription revenue and 41% of our other revenue during the quarter ended December 31, 2014 was attributable to ReposiTrak.  In the event the market for ReposiTrak’s services fails to develop as anticipated, or ReposiTrak is otherwise unable to execute its business plan, our financial condition and results of operations may be materially and adversely affected.

The Company recognized approximately $400,000 in subscription fees from ReposiTrak during the period ended December 31, 2014 which was 15% of total subscription revenue.  During the same period in 2013 the amount was approximately $400,000 or 17% of subscription revenue.  Management fees, consisting of reimbursement of expenses incurred on behalf of ReposiTrak, totaled $314,000 and $186,000 during the periods ended December 31, 2014 and 2013, respectively.  Of the $663,000 in fees paid to us during the quarter by ReposiTrak, approximately $663,000 was paid by ReposiTrak in cash from proceeds of promissory notes purchased by the Company. In the event the market for ReposiTrak’s services fails to develop as anticipated, or ReposiTrak is otherwise unable to execute its business plan, the Company’s financial results, including its financial condition, may be adversely affected.

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

The Company’s officers and directors, including our Chief Executive Officer, Randall K. Fields, control approximately 35% of the Company’s common stock.  Mr. Fields, individually, controls 26% of the Company’s common stock. Consequently, Mr. Fields individually, and the Company’s officers and directors, as stockholders acting together, are able to significantly influence all matters requiring approval by the Company’s stockholders, including the election of directors and significant corporate transactions, such as mergers or other business combination transactions.

The Company’s corporate charter contains authorized, unissued “blank check” preferred stock issuable without stockholder approval with the effect of diluting then current stockholder interests.

The Company’s certificate of incorporation currently authorizes the issuance of up to 30,000,000 shares of ‘blank check’ preferred stock with designations, rights, and preferences as may be determined from time to time by the Company’s Board of Directors.  As of February 5, 2015, a total of 626,124 shares of Series B Preferred were issued and outstanding.  The Company’s board of directors is empowered, without stockholder approval, to issue one or more additional series of preferred stock with dividend, liquidation, conversion, voting, or other rights that could dilute the interest of, or impair the voting power of, the Company’s common stockholders.  The issuance of an additional series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control.

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

As part of our current disaster recovery arrangements, our production environment and all of our customers’ data is currently replicated in near real-time in a separate facility physically located in a different geographic region of the United States. Companies and products added through acquisition may be temporarily served through an alternate facility. We do not control the operation of these facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our service could be interrupted.

If our security measures are breached and unauthorized access is obtained to a customer's data, our data or our information technology systems, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.

Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise during transfer of data to additional data centers or at any time, and result in someone obtaining unauthorized access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS

3.1	First Amended and Restated Certificate of Designation of the Relative Rights, Powers and Preference of the Series B Preferred Stock, dated February 4, 2015
10.1	Form of Restructuring Agreement, dated February 4, 2015
10.2	Form of Series B Warrant, dated February 4, 2015
10.3	Form of Warrant, dated January 26, 2014
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 5, 2015	PARK CITY GROUP, INC.

By: /s/ Randall K. Fields
Randall K. Fields Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: February 5, 2015	By: /s/ Edward L. Clissold
Edward L. Clissold Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)