Form 10-Q
period 2015-03-31
PARK CITY GROUP INC
filed 2015-05-07
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Stock, $0.01 par value, 17,996,618 shares as of May 6, 2015.

PARK CITY GROUP, INC.

-i-

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets

	March 31,	June 30,
	2015	2014
Assets	(unaudited)
Current assets:
Cash	$3,367,161	$3,352,559
Receivables, net of allowance of $70,000 and $70,000 at March 31, 2015 and June 30, 2014, respectively	2,847,989	2,857,983
Prepaid expenses and other current assets	454,763	250,855

Total current assets	6,669,913	6,461,397

Property and equipment, net	854,779	740,753

Other assets:
Deposits and other assets	14,866	14,866
Note receivable	4,272,103	2,996,664
Customer relationships	1,601,282	1,918,019
Goodwill	4,805,933	4,805,933

Total other assets	10,694,184	9,735,482

Total assets	$18,218,876	$16,937,632

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$823,002	$738,289
Accrued liabilities	1,711,450	1,801,355
Deferred revenue	1,596,420	1,840,811
Line of credit	1,200,000	1,200,000
Notes payable	224,904	226,900

Total current liabilities	5,555,776	5,807,355

Long-term liabilities:
Notes payable, less current portion	406,912	422,248
Other long-term liabilities	80,338	88,948

Total liabilities	6,043,026	6,318,551

Commitments and contingencies

Stockholders' equity:

Preferred Stock, $0.01 par value, 30,000,000 shares authorized
Series B Preferred, 625,375 and 411,927 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively.	6,254	4,119
Series B-1 Preferred, 59,138 and 0 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively.	591	-
Common Stock, $0.01 par value, 50,000,000 shares authorized; 17,397,390 and 16,928,025 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	173,974	169,280
Additional paid-in capital	52,395,503	46,792,736
Accumulated deficit	(40,400,472)	(36,347,054)

Total stockholders' equity	12,175,850	10,619,081

Total liabilities and stockholders' equity	$18,218,876	$16,937,632

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (unaudited)

	Three Months Ended March 31,		Nine Months ended March 31,
	2015	2014	2015	2014
Revenues:
Subscription	$2,640,749	$2,489,772	$7,999,260	$6,968,606
Other Revenue	750,184	598,725	2,205,196	1,915,441

Total revenues	3,390,933	3,088,497	10,204,456	8,884,047

Operating expenses:
Cost of services and product support	1,245,353	1,336,818	3,949,136	3,792,364
Sales and marketing	1,547,553	1,073,200	4,419,384	3,442,675
General and administrative	1,026,751	905,225	2,908,653	3,032,842
Depreciation and amortization	190,041	211,661	564,800	679,963

Total operating expenses	4,009,698	3,526,904	11,841,973	10,947,844

Loss from operations	(618,765)	(438,407)	(1,637,517)	(2,063,797)

Other expense:
Interest income	68,911	31,987	170,724	59,927

Loss before income taxes	(549,854)	(406,420)	(1,466,793)	(2,003,870)

(Provision) benefit for income taxes:	-	-	-	-
Net loss	(549,854)	(406,420)	(1,466,793)	(2,003,870)

Dividends on preferred stock	(135,699)	(154,473)	(444,645)	(463,419)
Series B Restructure	(2,141,980)	-	(2,141,980)	-

Net loss applicable to common shareholders	$(2,827,533)	$(560,893)	$(4,053,418)	$(2,467,289)

Weighted average shares, basic and diluted	17,334,000	16,867,000	17,204,000	16,640,000
Basic and diluted loss per share	$(0.16)	$(0.03)	$(0.24)	$(0.15)

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(1,466,793)	(2,003,870)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	564,800	679,963
Charitable non-cash donations	157,950	96,900
Stock compensation expense	1,796,386	1,323,984
Bad debt expense	124,982	171,692
(Increase) decrease in:
Receivables	(114,988)	(807,176)
Prepaids and other assets	(419,887)	11,233
(Decrease) increase in:
Accounts payable	84,713	83,843
Accrued liabilities	26,004	(33,801)
Deferred revenue	(244,391)	(234,794)

Net cash provided by (used in) operating activities	508,776	(712,026)

Cash Flows From Investing Activities:
Cash from sales of property and equipment	-	6,505
Cash advanced on note receivable	(1,059,460)	(800,000)
Purchase of property and equipment	(362,089)	(439,339)

Net cash used in investing activities	(1,421,549)	(1,232,834)

Cash Flows From Financing Activities:
Proceeds from issuance of stock	903,469	1,493,818
Proceeds from employee stock plans	203,211	153,874
Proceeds from issuance of notes payable	172,795	338,287
Proceeds from exercise of options and warrants	-	627,529
Series B preferred redemption	(7,500)	-
Dividends paid	(154,473)	(432,524)
Payments on notes payable	(190,127)	(441,528)

Net cash provided by financing activities	927,375	1,739,456

Net increase (decrease) in cash	14,602	(205,404)

Cash at beginning of period	3,352,559	3,616,585

Cash at end of period	$3,367,161	$3,411,181

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$6,634
Cash paid for interest	$55,122	$64,738

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Preferred stock to pay accrued liabilities	$300,000	$-
Common stock to pay accrued liabilities	$1,619,692	$1,004,127
Dividends accrued on preferred stock	$444,645	$463,419
Dividends paid with preferred stock	$291,385	$-
Series B Restructure	$2,141,980	$-

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

Recent Developments

Consummation of Registered Direct Offering

On April 15, 2015, we consummated a registered direct offering of 572,500 shares of our common stock in a registered direct offering at a price of $12.50 per share. The Company received total net proceeds from the registered direct offering of approximately $6.7 million after deducting placement agent fees and other offering expenses. Proceeds will be used to provide additional working capital, and for general corporate purposes.

ReposiTrak Letter of Intent

On February 5, 2015, the Company entered into a Letter of Intent (the "LOI") with Leavitt Partners, LP and LP Special Asset 4, LLC (together, "Leavitt") to acquire 346,668 shares of capital stock of ReposiTrak, Inc. ("ReposiTrak") owned by Leavitt in consideration for the issuance to Leavitt of 537,439 restricted shares of the Company's common stock. In addition, the Company has entered into similar agreements with other stockholders of ReposiTrak to acquire the remaining outstanding shares of capital stock of ReposiTrak. In total, upon closing of the transactions contemplated by the LOI and the related agreements, the Company intends to issue 873,437 restricted shares of the Company's common stock in exchange for all of the outstanding shares of capital stock of ReposiTrak (“ReposiTrak Shares”).

The LOI has certain binding and non-binding obligations, including the purchase price, which is not subject to adjustment. However, the transaction is subject to various conditions to closing, including the Company's satisfactory completion of due diligence, compliance with certain rules and regulations, and approval of definitive agreements.

Series B Restructuring

On February 4, 2015, the holders of the Company’s Series B Convertible Preferred Stock (“Series B Preferred”), consisting of the Chief Executive Officer, his spouse, and a director (the “Holders”), entered into a restructuring agreement (the “Restructuring Agreement”), pursuant to which the Holders consented to the amendment (the “Series B Amendment”) to the Certificate of Designation of the Relative Rights, Powers and Preference of the Series B Preferred (the “Series B Certificate of Designation”), resulting in the following: (i) the rate at which the Series B Preferred accrues dividends was decreased from 15% per annum (which interest rate increases to 18% on July 1, 2015) to 7% per annum if paid by the Company in cash, or 9% if paid by the Company in PIK Shares (as defined below); (ii) the Company may now elect to pay accrued dividends on outstanding shares of Series B Preferred in either cash or by the issuance of additional shares of Series B Preferred (“PIK Shares”); (iii) the conversion feature of the Series B Preferred was eliminated; and (iv) the number of shares of the Company's preferred stock designated as Series B Preferred was increased from 600,000 to 900,000 shares to provide for the potential issuance of PIK Shares (the “Series B Restructuring”). In consideration for the Series B Restructuring, the Company proposed to issue to the Holders: (y) an aggregate of 214,198 additional shares of Series B Preferred, which shares had a stated value equal to the amount that, but for the Series B Restructuring, would have been paid to the Holders as dividends over the next five years (“Additional Shares”); and (z) five-year warrants to purchase an aggregate of 1,085,068 shares of common stock for $4.00 per share (“Series B Warrants”), an amount and per share purchase price equal to what the Holders would otherwise be entitled to receive upon conversion of their shares of Series B Preferred (“Warrant Shares”).

The terms of the Series B Restructuring were amended on March 31, 2015 as follows: (i) the Series B Certificate of Designation was further amended to (x) reduce the number of shares of the Company’s preferred stock designated thereunder from 900,000 to 600,000, which number was subsequently increased to 700,000 (see Note 10 below), (y) require that, should the Company pay dividends on the Series B Preferred in PIK Shares, shares of a newly created non-voting, non-convertible Series B-1 Preferred Stock (“Series B-1 Preferred”) will be issued, rather than shares of Series B Preferred, and (z) in the event any Holder elects to exercise a Series B Warrant, one share of Series B Preferred will be automatically converted into one share of Series B-1 Preferred for every 2.5 Warrant Shares received by such Holder; and (ii) the Restructuring Agreement was amended to substitute the Additional Shares for shares of Series B-1 Preferred (the “Second Series B Amendment”). The Second Series B Amendment and the Certificate of Designation of the Relative Rights, Powers and Preferences of the Series B-1 Preferred were filed with the Nevada Secretary of State on March 31, 2015.  The terms of the Series B Restructuring were amended in order to avoid the increase in voting rights caused by the original Series B Restructuring.

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

Allowance for Doubtful Accounts Receivable

 The Company offers credit terms on the sale of the Company’s products to a significant majority of the Company’s customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience and a specific review of accounts receivable at the end of each period. As of March 31, 2015 and June 30, 2014, the allowance for doubtful accounts was $70,000.

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

Warranties

 The Company offers a limited warranty against software defects.  Customers who are not completely satisfied with their software purchase may attempt to be reimbursed for their purchases outside the warranty period.  For the three and nine months ended March 31, 2015 and 2014, the Company did not incur any expense associated with warranty claims.

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

 The Company completed amortization of its capitalized development costs during 2013.  Capitalized development cost of $0 and $73,083 was amortized into expense during the nine months ended March 31, 2015 and 2014, respectively.  The Company amortizes its developed and purchased software on a straight-line basis over three and five years, respectively.

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

 For the nine months ended March 31, 2015 and 2014 warrants to purchase 1,426,178 and 320,154 shares of common stock, respectively, were not included in the computation of diluted EPS due to the anti-dilutive effect.  Warrants to purchase shares of common stock were outstanding at prices ranging from $3.50 to $10.00 per share at March 31, 2015.

 For the nine months ended March 31, 2014, 1,029,818 shares of common stock issuable upon conversion of the Company’s Series B Preferred were not included in the diluted EPS calculation as the effect would have been anti-dilutive.

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

NOTE 4.  OUTSTANDING STOCK

 The following tables summarize information about warrants outstanding and exercisable at March 31, 2015:

	Warrants			Warrants
	Outstanding			Exercisable
	at March 31, 2015			at March 31, 2015
Range of exercise prices	Number outstanding at March 31, 2015	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at March 31, 2015	Weighted average exercise price

Warrants
$3.50 – 3.60	240,629	2.96	$3.56	240,629	$3.56
$4.00	1,085,068	4.85	$4.00	1,085,068	$4.00
$6.45	76,744	3.41	$6.45	76,744	$6.45
$10.00	23,737	4.82	$10.00	23,737	$10.00
	1,426,178	4.45	$4.16	1,426,178	$4.16

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

 The Company did not have any other related party transactions as of March 31, 2015. See Note 1 above, which describes transactions that occurred during the quarter ended March 31, 2015 that involved related parties.

NOTE 6.  PROPERTY AND EQUIPMENT

 Property and equipment are stated at cost and consist of the following as of:

	March 31, 2015 (unaudited)	June 30, 2014
Computer equipment	$3,261,956	$2,899,867
Furniture and fixtures	260,574	260,574
Leasehold improvements	231,782	231,782
	3,754,312	3,392,223
Less accumulated depreciation and amortization	(2,899,533)	(2,651,470)
	$854,779	$740,753

NOTE 7.  ACCRUED LIABILITIES

 Accrued liabilities consist of the following as of:

	March 31, 2015 (unaudited)	June 30, 2014
Accrued stock-based compensation	$998,885	$1,122,188
Accrued compensation	333,018	352,764
Accrued other liabilities	226,287	171,930
Accrued dividends	153,260	154,473
	$1,711,450	$1,801,355

NOTE 8.  PREFERRED DIVIDENDS

 The Company's Series B Preferred are held by affiliates of the Company, consisting of the Chief Executive Officer, his spouse, and a director. Prior to the Series B Restructuring described under Note 1, holders of Series B Preferred were entitled to a 15.00% annual dividend payable quarterly in cash, which annual dividend increased to 18.00% effective July 1, 2015.

In connection with the Series B Restructuring, the Company amended the Certificate of Designation of the Relative Rights, Powers and Preference of the Series B Preferred to decrease the rate at which the Series B Preferred accrues dividends to 7% per annum, if such dividends are paid by the Company in cash, and to 9% if the Company elects to pay such dividends in PIK Shares.  As a result of the amendment to the Series B Restructuring consummated on March 31, 2015, in the event the Company elects to pay dividends in PIK Shares, shares of a newly created non-voting, non-convertible Series B-1 Preferred Stock will be issued, rather than shares of Series B Preferred.

NOTE 9.  INCOME TAXES

 The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2009.

NOTE 10.  SUBSEQUENT EVENTS

Consummation of Registered Direct Offering

On April 15, 2015, we consummated a registered direct offering of 572,500 shares of our common stock in a registered direct offering at a price of $12.50 per share. The Company received total net proceeds from the registered direct offering of approximately $6.7 million after deducting placement agent fees and other offering expenses. Proceeds will be used to provide additional working capital, and for general corporate purposes.

        Also subsequent to March 31, 2015, the Company issued 26,728 shares of common stock in connection with issuances under the Company's Employee Stock Purchase Plan and the vesting of employee stock grants.

We have evaluated subsequent events through the date of this filing in accordance with the Subsequent Events Topic of the FASB ASC 855, and have determined that, other than the events described above, no additional subsequent events are reasonably likely to impact the financial statements.

Amendment to Series B Certificate of Designation

On May 6, 2015, the Company amended the Series B Certificate of Designation in order to increase the number of shares of the Company’s preferred stock designated thereunder as Series B Preferred from 600,000 shares to 700,000 shares.

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

Recent Developments

Consummation of Registered Direct Offering

On April 15, 2015, we consummated a registered direct offering of 572,500 shares of our common stock in a registered direct offering at a price of $12.50 per share. The Company received total net proceeds from the registered direct offering of approximately $6.7 million after deducting placement agent fees and other offering expenses. Proceeds will be used to provide additional working capital, and for general corporate purposes.

ReposiTrak Letter of Intent

On February 5, 2015, the Company entered into a Letter of Intent (the "LOI") with Leavitt Partners, LP and LP Special Asset 4, LLC (together, "Leavitt") to acquire 346,668 shares of capital stock of ReposiTrak, Inc. ("ReposiTrak") owned by Leavitt in consideration for the issuance to Leavitt of 537,439 restricted shares of the Company's common stock. In addition, the Company has entered into similar agreements with other stockholders of ReposiTrak to acquire the remaining outstanding shares of capital stock of ReposiTrak. In total, upon closing of the transactions contemplated by the LOI and the related agreements, the Company intends to issue 873,437 restricted shares of the Company's common stock in exchange for all of the outstanding shares of capital stock of ReposiTrak (“ReposiTrak Shares”).

The LOI has certain binding and non-binding obligations, including the purchase price, which is not subject to adjustment. However, the transaction is subject to various conditions to closing, including the Company's satisfactory completion of due diligence, compliance with certain rules and regulations, and approval of definitive agreements.

Series B Restructuring

On February 4, 2015, the holders of the Company’s Series B Convertible Preferred Stock (“Series B Preferred”), consisting of the Chief Executive Officer, his spouse, and a director (the “Holders”), entered into a restructuring agreement (the “Restructuring Agreement”), pursuant to which the Holders consented to the amendment (the “Series B Amendment”) to the Certificate of Designation of the Relative Rights, Powers and Preference of the Series B Preferred (the “Series B Certificate of Designation”), resulting in the following: (i) the rate at which the Series B Preferred accrues dividends was decreased from 15% per annum (which interest rate increases to 18% on July 1, 2015) to 7% per annum if paid by the Company in cash, or 9% if paid by the Company in PIK Shares (as defined below); (ii) the Company may now elect to pay accrued dividends on outstanding shares of Series B Preferred in either cash or by the issuance of additional shares of Series B Preferred (“PIK Shares”); (iii) the conversion feature of the Series B Preferred was eliminated; and (iv) the number of shares of the Company's preferred stock designated as Series B Preferred was increased from 600,000 to 900,000 shares to provide for the potential issuance of PIK Shares (the “Series B Restructuring”). In consideration for the Series B Restructuring, the Company proposed to issue to the Holders: (y) an aggregate of 214,198 additional shares of Series B Preferred, which shares had a stated value equal to the amount that, but for the Series B Restructuring, would have been paid to the Holders as dividends over the next five years (“Additional Shares”); and (z) five-year warrants to purchase an aggregate of 1,085,068 shares of common stock for $4.00 per share (“Series B Warrants”), an amount and per share purchase price equal to what the Holders would otherwise be entitled to receive upon conversion of their shares of Series B Preferred (“Warrant Shares”).

The terms of the Series B Restructuring were amended on March 31, 2015 as follows: (i) the Series B Certificate of Designation was further amended to (x) reduce the number of shares of the Company’s preferred stock designated thereunder from 900,000 to 600,000, which number was subsequently increased to 700,000, (y) require that, should the Company pay dividends on the Series B Preferred in PIK Shares, shares of a newly created non-voting, non-convertible Series B-1 Preferred Stock (“Series B-1 Preferred”) will be issued, rather than shares of Series B Preferred, and (z) in the event any Holder elects to exercise a Series B Warrant, one share of Series B Preferred will be automatically converted into one share of Series B-1 Preferred for every 2.5 Warrant Shares received by such Holder; and (ii) the Restructuring Agreement was amended to substitute the Additional Shares for shares of Series B-1 Preferred (the “Second Series B Amendment”). The Second Series B Amendment and the Certificate of Designation of the Relative Rights, Powers and Preferences of the Series B-1 Preferred were filed with the Nevada Secretary of State on March 31, 2015.  The terms of the Series B Restructuring were amended in order to avoid the increase in voting rights caused by the original Series B Restructuring.

Results of Operations

Comparison of the Three Months Ended  March 31, 2015 to the Three Months Ended March 31, 2014.

Revenue

	Fiscal Quarter Ended March 31,		Variance
	2015	2014	Dollars	Percent
Subscription	$2,640,749	$2,489,772	$150,977	6%
Other revenue	750,184	598,725	151,459	25%
Total revenue	$3,390,933	$3,088,497	$302,436	10%

 Total revenue was $3,390,933 and $3,088,497 for the three months ended March 31, 2015 and 2014, respectively, a 10% increase.  This $302,436 increase in total revenue was principally due to an increase of $150,977 in subscription revenue, also contributing to the increase was an increase of $151,459 in other revenue, as more particularly described below.

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

Subscription Revenue

 Subscription revenue was $2,640,749 and $2,489,772 for the three months ended March 31, 2015 and 2014, respectively, a 6% increase in the three months ended March 31, 2015 when compared with the three months ended March 31, 2014.  The net increase of $150,977 is principally due to subscription growth from existing customers, and the addition of new customers. Of the $2,640,749 received as subscription revenue during the three months ended March 31, 2015, approximately $400,000 was received from ReposiTrak or 15% of our total subscription revenue.

While no assurances can be given, management currently anticipates that revenue from subscription-based services will continue to increase on a year-over-year basis.  Management's belief is based on, in addition to the anticipated growth in its core subscription-based revenue, the anticipated recognition of revenue attributable to ReposiTrak that, while relatively flat in the current quarter compared to the preceding quarter and the quarter ended March 31, 2014, is expected to accelerate in subsequent quarters.

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

Other Revenue

 Other revenue was $750,184 and $598,725 for the three months ended March 31, 2015 and 2014, respectively, an increase of 25% in the three months ended March 31, 2015 compared with the three months ended March 31, 2014. The net increase of $151,459 is principally due to an increase in professional service fees, partially offset by a decrease in maintenance fees.  Other revenue includes management fees from the relationship with ReposiTrak which totaled $334,000 and $171,000 for the three months ended March 31, 2015 and 2014, respectively.

 While these other sources of revenue will continue in future periods, management’s focus on recurring subscription-based revenue will cause license, maintenance, and consulting services to fluctuate and be difficult to predict.

Cost of Services and Product Support

	Fiscal Quarter Ended March 31,		Variance
	2015	2014	Dollars	Percent
Cost of services and product support	$1,245,353	$1,336,818	$(91,465)	-7%
Percent of total revenue	37%	43%

 Cost of services and product support was $1,245,353 and $1,336,818 for the three months ended March 31, 2015 and 2014, respectively, a 7% decrease in the three months ended March 31, 2015 compared with the three months ended March 31, 2014.  This period over period decrease of $91,465 is principally due to (i) a $56,000 decrease in employee related expense and (ii) a decrease of $42,000 in travel related expense. These decreases were partially offset by an increase of (i) $7,000 in other product support costs.

Sales and Marketing Expense

	Fiscal Quarter Ended March 31,		Variance
	2015	2014	Dollars	Percent
Sales and marketing	$1,547,553	$1,073,200	$474,353	44%
Percent of total revenue	46%	35%

Sales and marketing expense was $1,547,553 and $1,073,200 for the three months ended March 31, 2015 and 2014, respectively, a 44% increase.  This $474,353 increase over the comparable quarter was primarily the result of (i) an increase of approximately $308,000 in marketing expense, (ii) an increase in salary and sales consulting and related expenses of $150,000, and (iii) an increase of $16,000 in travel related expense.  Management expects sales and marketing expenses to remain at current levels to support anticipated growth in subscription revenue, among other factors.

General and Administrative Expense

	Fiscal Quarter Ended March 31,		Variance
	2015	2014	Dollars	Percent
General and administrative	$1,026,751	$905,225	$121,526	13%
Percent of total revenue	30%	29%

 General and administrative expense was $1,026,751 and $905,225 for the three months ended March 31, 2015 and 2014, respectively, a 13% increase in the three months ended March 31, 2015 compared with the three months ended March 31, 2014.  This period over period increase of $121,526 is principally due to (i) a $128,000 increase in employee related expenses and (ii) increased travel, and facility related expense of $73,000.  These increases were partially offset by a decrease of $79,000 in bad debt expense.  Management expects general and administrative expenses to remain relatively at current levels for the remainder of the fiscal year.

Depreciation and Amortization Expense

	Fiscal Quarter Ended March 31,		Variance
	2015	2014	Dollars	Percent
Depreciation and amortization	$190,041	$211,661	$(21,620)	-10%
Percent of total revenue	6%	7%

 Depreciation and amortization expense was $190,041 and $211,661 for the three months ended March 31, 2015 and 2014, respectively, a decrease of 10% in the three months ended March 31, 2015 compared with the three months ended March 31, 2014.  This comparative decrease of $21,620 is related to the amortization of capitalized software costs completed in the prior year.

Other Income and Expense

	Fiscal Quarter Ended March 31,		Variance
	2015	2014	Dollars	Percent
Net interest income	$68,911	$31,987	$36,924	115%
Percent of total revenue	2%	1%

 Net interest income was $68,911 and $31,987 for the three months ended March 31, 2015 and 2014, respectively.  This change of $36,924 was due to interest income on notes receivable, as well as a period over period decrease in interest expense related to lower outstanding balances on notes payable.

Preferred Dividends

	Fiscal Quarter Ended March 31,		Variance
	2015	2014	Dollars	Percent
Preferred dividends	$135,699	$154,473	$(18,774)	-12%
Percent of total revenue	4%	5%

 Dividends accrued on the Company’s Series B Preferred was $135,699 and $154,473 for the three months ended March 31, 2015, and March 31, 2014, respectively. Prior to the Series B restructure holders of Series B Preferred were entitled to a 15.00% annual dividend payable quarterly in cash, which rate increased from 12.00% in the prior year under the terms of the certificate of designation of the Series B Preferred.

      In connection with the Series B Restructuring described under Note 1 in our financial statements included herein, the Company amended the Certificate of Designation of the Relative Rights, Powers and Preference of the Series B Preferred to decrease the rate at which the Series B Preferred accrues dividends to 7% per annum, if such dividends are paid by the Company in cash, and to 9% if the Company elects to pay such dividends in PIK Shares.  As a result of the amendment to the Series B Restructuring consummated on March 31, 2015, in the event the Company elects to pay dividends in PIK Shares, shares of a newly created non-voting, non-convertible Series B-1 Preferred Stock will be issued, rather than shares of Series B Preferred.

Comparison of the Nine months ended March 31, 2015 to the Nine months ended March 31, 2014.

Revenue

	Nine Months Ended March 31,		Variance
	2015	2014	Dollars	Percent
Subscription	$7,999,260	$6,968,606	$1,030,654	15%
Other revenue	2,205,196	1,915,441	289,755	15%
Total revenue	$10,204,456	$8,884,047	$1,320,409	15%

 Total revenue was $10,204,456 and $8,884,047 for the nine months ended March 31, 2015 and 2014, respectively, a 15% increase.  This $1,320,409 increase in total revenue was principally due to an increase of $1,030,654 in subscription revenue, also contributing to the increase was an increase of $289,755 in other revenue, as more particularly described below.

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

Subscription Revenue

Subscription revenue was $7,999,260 and $6,968,606 for the nine months ended March 31, 2015 and 2014, respectively, a 15% increase in the nine months ended March 31, 2015 when compared with the nine months ended March 31, 2014.  The net increase of $1,030,654 is principally due to continued subscription growth from existing customers, including ReposiTrak, and the addition of new customers.  While no assurances can be given, management currently anticipates that revenue from subscription-based services will continue to increase on a year-over-year basis.  Management's belief is based on, in addition to the anticipated growth in its core subscription-based revenue.

Subscription revenue recognized from the Company's relationship with ReposiTrak was approximately $1.2 million for each of the nine months ended March 31, 2015 and 2014. While no assurances can be given, the Company anticipates that revenue from subscription-based services will continue to increase on a year-over-year basis.

Other Revenue

 Other revenue was $2,205,196 and $1,915,441 for the nine months ended March 31, 2015 and 2014, respectively, an increase of 15% in the nine months ended March 31, 2015 compared with the nine months ended March 31, 2014. The net increase of $289,755 is principally due to an increase in professional service fees, partially offset by a decrease in maintenance fees.  Other revenue includes management fees from the Company’s relationship with ReposiTrak which totaled $877,000 and $522,000 for the nine months ended March 31, 2015 and 2014, respectively.

 While these other sources of revenue will continue in future periods, management’s focus on recurring subscription-based revenue will cause license, maintenance, and consulting services to fluctuate and be difficult to predict.

Cost of Services and Product Support

	Nine Months Ended March 31,		Variance
	2015	2014	Dollars	Percent
Cost of services and product support	$3,949,136	$3,792,364	$156,772	4%
Percent of total revenue	39%	43%

Cost of services and product support was $3,949,136 and $3,792,364 for the nine months ended March 31, 2015 and 2014, respectively, a 4% increase in the nine months ended March 31, 2015 compared with the nine months ended March 31, 2014.  This increase of $156,772 for the nine months ended March 31, 2015 when compared with the same period ended March 31, 2014 is principally due to a $229,000 increase in employee related expense. This increase was partially offset by a decrease of (i) $57,000 in travel related expense and (ii) $15,000 in other product support costs.

Sales and Marketing Expense

	Nine Months Ended March 31,		Variance
	2015	2014	Dollars	Percent
Sales and marketing	$4,419,384	$3,442,675	$976,709	28%
Percent of total revenue	43%	39%

 Sales and marketing expense was $4,419,384 and $3,442,675 for the nine months ended March 31, 2015 and 2014, respectively, a 28% increase.  This $976,709 increase over the comparable period was primarily the result of (i) an increase of approximately $804,000 in marketing expense and (ii) an increase in salary and sales consulting and related expenses of $202,000.  This increase was partially offset by a decrease of $29,000 in travel related expense.  Management expects sales and marketing expenses to remain at current levels to support anticipated growth in subscription revenue, among other factors.

General and Administrative Expense

	Nine Months Ended March 31,		Variance
	2015	2014	Dollars	Percent
General and administrative	$2,908,653	$3,032,842	$(124,189)	-4%
Percent of total revenue	29%	34%

 General and administrative expense was $2,908,653 and $3,032,842 for the nine months ended March 31, 2015 and 2014, respectively, a 4% decrease in the nine months ended March 31, 2015 compared with the nine months ended March 31, 2014.  This $124,189 decrease when comparing expenditures for the nine months ended March 31, 2015 with the same period ended March 31, 2014 is principally due to (i) a decrease in stock compensation, bonus and salary expense of approximately $132,000, (ii) a $69,000 in decrease in estimated taxes, and (iii) a decrease of $47,000 in bad debt.  These decreases were partially offset by (i) an increase in travel expenses of $86,000 and (ii) an increase of $38,000 in other administrative expenses.

Depreciation and Amortization Expense

	Nine Months Ended March 31,		Variance
	2015	2014	Dollars	Percent
Depreciation and amortization	$564,800	$679,963	$(115,163)	-17%
Percent of total revenue	6%	8%

 Depreciation and amortization expense was $564,800 and $679,963 for the nine months ended March 31, 2015 and 2014, respectively, a decrease of 17% in the nine months ended  March 31, 2015 compared with the nine months ended March 31, 2014.  This comparative decrease of $115,163 is related to the amortization of capitalized software costs completed in the prior year.

Other Income and Expense

	Nine Months Ended March 31,		Variance
	2015	2014	Dollars	Percent
Net interest income	$170,724	$59,927	$110,797	185%
Percent of total revenue	2%	1%

 Net interest income was $170,724 and $59,927 for the nine months ended March 31, 2015 and 2014, respectively, a change of 185% in the nine months ended March 31, 2015 compared with the nine months ended March 31, 2014.  This change of $110,797 is due to interest income on notes receivable, as well as a period over period decrease in interest expense related to lower outstanding balances on notes payable.

Preferred Dividends

	Nine Months Ended March 31,		Variance
	2015	2014	Dollars	Percent
Preferred dividends	$444,645	$463,419	$(18,774)	-4%
Percent of total revenue	4%	5%

 Dividends accrued on the Company’s Series B Preferred was $444,645 for the nine months ended March 31, 2015, compared to dividends accrued on the Company’s Series B Preferred of $463,419 for the nine months ended March 31, 2014.

In connection with the Series B Restructuring described under Note 1 above, the Company amended the Certificate of Designation of the Relative Rights, Powers and Preference of the Series B Preferred to decrease the rate at which the Series B Preferred accrues dividends to 7% per annum, if such dividends are paid by the Company in cash, and to 9% if the Company elects to pay such dividends in PIK Shares.  As a result of the amendment to the Series B Restructuring consummated on March 31, 2015, in the event the Company elects to pay dividends in PIK Shares, shares of a newly created non-voting, non-convertible Series B-1 Preferred Stock will be issued, rather than shares of Series B Preferred.

Financial Position, Liquidity and Capital Resources

 We believe our existing cash and short-term investments, together with funds generated from operations and the receipt of approximately $6.7 million in net proceeds from the recent consummation of the registered direct offering, are sufficient to fund operating and investment requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth and expansion of our sales and marketing activities, the timing and extent of spending required for research and development efforts and the continuing market acceptance of our products.

	As of March 31,		Variance
	2015	2014	Dollars	Percent
Cash	$3,367,161	$3,411,181	$(44,020)	-1%

 We have historically funded our operations with cash from operations, equity financings and debt borrowings. Cash was $3,367,161 and $3,411,181 at March 31, 2015 and 2014, respectively.  This $44,020 decrease from March 31, 2014 to March 31, 2015 was principally the result of the use of cash in financing activities, primarily due to the purchase of additional notes receivable during the period.  We expect the decrease in cash during 2014 period will be offset, in part, by the $900,000 in gross proceeds received from the sale of shares of common stock and warrants during the private placement we completed during the second fiscal quarter of 2015.

Net Cash Flows from Operating Activities

	Nine Months Ended March 30		Variance
	2015	2014	Dollars	Percent
Cash provided by (used in) operating activities	$508,776	$(712,026)	$1,220,802	171%

 Net cash provided by (used in) operating activities is summarized as follows:

	Nine Months Ended March 30,
	2015	2014
Net loss	$(1,466,793)	$(2,003,870)
Noncash expense and income, net	2,644,118	2,272,539
Net changes in operating assets and liabilities	(668,549)	(980,695)
	$508,776	$(712,026)

 Noncash expense increased by $371,579 in the nine months ended March 31, 2015 compared to March 31, 2014.  Noncash expense increased as a result of a $472,000 increase in stock compensation expense and $61,000 in stock issued as a charitable contribution.  These increases were partially offset by decreases of $115,000 in amortization expense  and $47,000 in bad debt expense.

Net Cash Flows from Investing Activities

	Nine Months Ended March 30		Variance
	2015	2014	Dollars	Percent
Cash used in investing activities	$1,421,549	$1,232,834	$188,715	15%

 Net cash used in investing activities for the nine months ended March 31, 2015 was $1,421,549 compared to net cash used in investing activities of $1,232,834 for the nine months ended March 31, 2014.  This $188,715 increase in cash used in investing activities for the nine months ended March 31, 2015 when compared to the same period in 2014 was the result of funds loaned to ReposiTrak, which loans are reflected as notes receivable in the Company's financial statements, partially offset by a reduction in cash spent on property plant and equipment.

Net Cash Flows from Financing Activities

	Nine Months Ended March 30		Variance
	2015	2014	Dollars	Percent
Cash provided by financing activities	$927,375	$1,739,456	$(812,081)	-47%

 Net cash provided by financing activities totaled $927,375 for the nine months ended March 31, 2015 as compared to cash flows provided by financing activities of $1,739,456 for the nine months ended March 31, 2014.  The change in net cash related to financing activities is primarily attributable to the decreases in (i) stock issued for cash of $590,000, (ii) cash from the exercise of options and warrants of $628,000, and (iii) proceeds for the issuance of notes payable of $165,000.  These items were partially offset by a decrease in cash paid for dividends, a decrease in payments on notes payable, and an increased cash from employee stock plans.

Working Capital

 At March 31, 2015, the Company had working capital of $1,114,137 when compared with working capital of $654,042 at June 30, 2014.  This $460,095 increase in working capital is principally due to increases in prepaid expenses and decreases in deferred revenue and accrued liabilities.  The decreases were partially offset by an increase in accounts payable.   As a result of the consummation of the registered direct offering on April 15, 2015, and the receipt of approximately $6.7 million in net proceeds, the Company has substantially increased its working capital position, and therefore anticipates that it will have adequate cash resources to fund its operations and satisfy its debt obligations for at least the next 12 months.
.
	As of March 31,	As of June 30,	Variance
	2015	2014	Dollars	Percent
Current assets	$6,669,913	$6,461,397	$208,516	3%

 Current assets as of March 31, 2015 totaled $6,669,913, an increase of $208,516 when compared to $6,461,397 as of June 30, 2014.  This 3% increase in current assets is due an increase in prepaid expenses and cash, partially offset by a decrease in accounts receivable.

	As of March 31,	As of June 30,	Variance
	2015	2014	Dollars	Percent
Current liabilities	$5,555,776	$5,807,355	$251,579	4%

 Current liabilities totaled $5,561,415 as of March 31, 2015 as compared to $5,807,355 as of June 30, 2014.  The $251,579 comparative decrease in current liabilities is principally due to increases in accounts payable.  This increase was partially offset by a decrease in deferred revenue and accrued liabilities.

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

Note Receivable from ReposiTrak

In connection with the Company's contractual relationship with ReposiTrak, the Company has loaned ReposiTrak approximately $4.3 million at March 31, 2015.  ReposiTrak may make future payments to the Company for annual and other fees due the Company in the form of promissory notes, which may affect the Company's financial condition.  In the event of a default under any such notes, the Company's results from operations, including its financial condition, may be adversely affected.

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

Our exposure to interest rate changes related to borrowing has been limited by the use of fixed rate borrowings on the majority of our outstanding debt, and we believe the effect, if any, or reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.  At March 31, 2015, the debt portfolio was composed of approximately 66% variable-rate debt and 34% fixed-rate debt.

	March 31, 2015 (unaudited)	Percent of Total Debt
Fixed rate debt	$631,816	34%
Variable rate debt	1,200,000	66%
Total debt	$1,831,816	100%

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2015:

Cash:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$3,367,161	N/A

ITEM 4.  CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of  March 31, 2015. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

            The Company had a net loss of $549,854 for the quarter ended March 31, 2015, compared to a net loss of $406,420 for the same period ended March 31, 2014.  There can be no assurance that the Company will return to profitability, or reliably or consistently operate profitably in future periods. If the Company does not operate profitably in the future, the Company’s current cash resources will be used to fund the Company’s operating losses.  Continued losses would have an adverse effect on the long-term value of the Company’s common stock and any investment in the Company.  The Company cannot give any assurance that the Company will continue to generate revenue or have sustainable profits.

Although the Company’s cash resources are currently sufficient, the Company’s long-term liquidity and capital requirements may be difficult to predict, which may adversely affect the Company’s long-term cash position.

Historically, the Company has been successful in raising capital when necessary, including stock issuances and securing loans from its officers and directors, including its Chief Executive Officer and majority stockholder, in order to pay its indebtedness and fund its operations, in addition to cash flow from operations.  As a result of the consummation of the registered direct offering on April 15, 2015, resulting in net proceeds of approximately $6.7 million, the Company anticipates that it will have adequate cash resources to fund its operations and satisfy its debt obligations for at least the next 12 months.

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

We face certain risks in acquiring the capital stock of ReposiTrak, the failure of which may adversely affect our future operating results.

 We have executed letters of intent to acquire 100% of the capital stock of ReposiTrak, subject to various conditions to closing, including the Company¹s satisfactory completion of due diligence, compliance with certain rules and regulations, approval of definitive agreements, among others.  In the event we fail to acquire the capital stock of ReposiTrak, and otherwise determine not to exercise our option to acquire ReposiTrak, our future operating results may be materially and adversely affected, including the market price of our common stock.

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

●
technological issues between the Company and customers may be experienced in capturing data, and these technological issues may result in unforeseen conflicts or technological setbacks when implementing additional installations of ReposiTrak™. This may result in material delays and even result in a termination of the ReposiTrak™ engagement;

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

ReposiTrak owes certain fees to the Company under the current contractual relationship between the Company and ReposiTrak, resulting in ReposiTrak issuing the Company promissory notes in order to make required payments, totaling approximately $4.3million at March 31, 2015.

            Under the terms of the Omnibus Subscription, Management and Option Agreement by and between the Company, ReposiTrak and Levitt (the “Omnibus Agreement”), and in consideration for a warrant to acquire the majority interest in ReposiTrak, effective June 30, 2013, the Company accepted from ReposiTrak a promissory note in the principal amount of approximately $1.62 million, representing annual fees due and owing the Company at June 30, 2013 under the terms of the initial Subscription Agreement and Management and Operating Agreement between the Company and ReposiTrak, dated April 1, 2012. The Company purchased additional notes from ReposiTrak in the aggregate principal amounts of approximately $1.2 million and $1.1 million during the year ended June 30, 2014 and nine months ended March 31, 2015, respectively. The current amount of the outstanding notes from ReposiTrak, including interest accrued on the notes, is approximately $4.3 million.  ReposiTrak may make future payments to the Company for annual and other fees due the Company under the terms of the Omnibus Agreement in the form of additional promissory notes.  In the event of a default under any such notes, the Company’s financial results, including its financial condition, may be adversely and materially affected.

Approximately 15% of our subscription revenue and 44% of our other revenue during the quarter ended March 31, 2015 was attributable to ReposiTrak.  In the event the market for ReposiTrak’s services fails to develop as anticipated, or ReposiTrak is otherwise unable to execute its business plan, our financial condition and results of operations may be materially and adversely affected.

The Company recognized approximately $400,000 in subscription fees from ReposiTrak during the quarter ended March 31, 2015 which was 15% of total subscription revenue.  During the same period in 2014 the amount was approximately $400,000 or 16% of subscription revenue.  Management fees, consisting of reimbursement of expenses incurred on behalf of ReposiTrak, totaled $334,000 and $171,000 during the quarter ended March 31, 2015 and 2014, respectively.  Received approximately $502,000 in fees paid to us during the quarter by ReposiTrak. In the event the market for ReposiTrak’s services fails to develop as anticipated, or ReposiTrak is otherwise unable to execute its business plan, the Company’s financial results, including its financial condition, may be adversely affected.

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

The Company’s certificate of incorporation currently authorizes the issuance of up to 30,000,000 shares of ‘blank check’ preferred stock with designations, rights, and preferences as may be determined from time to time by the Company’s Board of Directors.  As of May 5, 2015, a total of 626,124 shares of Series B Preferred were issued and outstanding.  The Company’s board of directors is empowered, without stockholder approval, to issue one or more additional series of preferred stock with dividend, liquidation, conversion, voting, or other rights that could dilute the interest of, or impair the voting power of, the Company’s common stockholders.  The issuance of an additional series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control.

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

The Company recently issued 572,500 shares of common stock under a registration statement on Form S-3 declared effective on April 6, 2015.  The Company has the ability to issue additional shares of registered common stock at any time that may result in further dilution in the value of the Company’s common stock.  In addition, shares may be substantially diluted due to the following:

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

The price of our common stock may be volatile.

Our common stock is traded on the Nasdaq Capital Market (“NASDAQ”). The trading price of our common stock may fluctuate substantially. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

 price and volume fluctuations in the overall stock market from time to time;

 fluctuations in stock market prices and trading volumes of similar companies;

 actions of investors that affect the market price;

 actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;

 general economic conditions and trends;

 the announcement of results of operations relating to ReposiTrak;

 sales of large blocks of our stock;

 departures of key personnel;

 announcements of new “hub”, “spokes” or other client acquisitions; and

 regulatory developments in the United States and other countries.

The limited public market for our common stock may adversely affect an investor’s ability to liquidate an investment in the Company.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS

4.1	Second Amended and Restated Certificate of Designation of the Relative Rights, Powers and Preference of the Series B Preferred Stock, dated March 31, 2015 (1)
4.2	Certificate of Designation of the Relative Rights, Powers and Preferences of the Series B-1 Preferred Stock, dated March 31, 2015 (1)
4.3	Third Amended and Restated Certificate of Designation of the Relative Rights, Powers and Preference of the Series B Preferred Stock, dated May 6, 2015
10.1	Form of Amendment No. 1 to Restructuring Agreement, dated March 31, 2015 (1)
10.2	Form of Subscription Agreement, dated April 10, 2015 (2)
10.3	Placement Agency Agreement, by and between Park City Group, Inc. and Brean Capital, LLC, dated April 10, 2015 (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference from our Form 8-K dated April 2, 2015.
(2)	Incorporated by reference from our Form 8-K dated April 16, 2015.

SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2015	PARK CITY GROUP, INC.

By: /s/ Randall K. Fields
Randall K. Fields Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: May 7, 2015	By: /s/ Edward L. Clissold
Edward L. Clissold Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)