Form 10-K
period 2015-06-30
PARK CITY GROUP INC
filed 2015-09-14
CIK 50471

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015
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
[  ] Yes   [X] No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as of December 31, 2014, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $114,182,000 (at a closing price of $9.02 per share).

As of September 11, 2015, 19,064,108 shares of the Company’s $0.01 par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference certain information from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2015.

TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-K
YEAR ENDED JUNE 30, 2015

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

 Historically, the Company offered applications and related maintenance contracts to new customers for a one-time, non-recurring up front license fee.  Although not completely abandoning the license fee and maintenance model, since the acquisition of Prescient Applied Intelligence, Inc. (“Prescient”) in January 2009, the Company has focused its strategic initiatives and resources to marketing and selling prospective customers a subscription for its product offerings.  In support of this strategic shift toward a subscription-based model, the Company has scaled its contracting process, streamlined its customer on-boarding and implemented a financial package that integrates multiple systems in an automated fashion. As a result, subscription based revenue has grown from $203,000 for the 2008 fiscal year to approximately $10.9 million in the year ended June 30, 2015.  During that same period our revenue has transitioned from 6% subscription revenue and 94% license and other revenue, to 80% subscription revenue and 20% license and other revenue.

 The Company is incorporated in the state of Nevada.  The Company has three subsidiaries: PC Group, Inc. (formerly, Park City Group, Inc.), a Utah corporation (98.76% owned), Park City Group, Inc. (formerly, Prescient Applied Intelligence, Inc.), a Delaware corporation (100% owned) and ReposiTrak, Inc., a Utah corporation (100% owned).  All intercompany transactions and balances have been eliminated in consolidation.

 Our principal executive offices of the Company are located at 299 South Main Street, Suite 2370, Salt Lake City, Utah 84111.  Our telephone number is (435) 645-2000.  Our website address is http://www.parkcitygroup.com.

Recent Developments

Acquisition of ReposiTrak

During the year ended June 30, 2015, the Company entered into agreements with each of the stockholders of ReposiTrak, Inc. (“ReposiTrak”), including Leavitt Partners, LP and LP Special Asset 4, LLC, to acquire all of the outstanding capital stock of ReposiTrak (the “ReposiTrak Shares”) in exchange for shares of the Company’s common stock (the “ReposiTrak Acquisition”). On June 30, 2015, the Company completed the ReposiTrak Acquisition and issued an aggregate total of 873,438 shares of its common stock in exchange for the ReposiTrak Shares. Immediately following the completion of the ReposiTrak Acquisition, ReposiTrak became a wholly owned subsidiary of the Company.

Registered Direct Offering

On April 15, 2015, the Company offered and sold 572,500 shares of its common stock in a registered direct offering at a price of $12.50 per share. The Company received total net proceeds from the registered direct offering of approximately $6.7 million after deducting placement agent fees and other offering expenses.

Creation of Series B-1 Preferred

On March 31, 2015, the Company filed with the Nevada Secretary of State the Certificate of Designation of the Relative Rights, Powers and Preferences of the Series B-1 Preferred Stock (the “Series B-1 Certificate of Designation”) in order to designate 300,000 shares of the Company’s preferred stock as non-voting, non-convertible shares of Series B-1 Preferred Stock (“Series B-1 Preferred”). Each share of Series B-1 Preferred accrued dividends at a rate of 7% per annum if paid by the Company in cash, and 9% per annum if paid by the Company in additional shares of Series B-1 Preferred.

Series B Restructuring

On February 4, 2015, holders of the Company’s Series B Convertible Preferred Stock (“Series B Preferred”), consisting of the Company’s Chief Executive Officer, his spouse, and a director (the “Holders”), entered into a restructuring agreement (the “Restructuring Agreement”), pursuant to which the Holders consented to the filing of an amendment (the “Series B Amendment”) to the Certificate of Designation of the Relative Rights, Powers and Preference of the Series B Preferred (the “Series B Certificate of Designation”), pursuant to which (i) the rate at which the Series B Preferred accrues dividends was lowered to 7% per annum if paid by the Company in cash, or 9% if paid by the Company in PIK Shares (as defined below), (ii) the Company may now elect to pay accrued dividends on outstanding shares of Series B Preferred in either cash or by the issuance of additional shares of Series B Preferred (“PIK Shares”), (iii) the conversion feature of the Series B Preferred was eliminated, and (iv) the number of shares of the Company's preferred stock designated as Series B Preferred was increased from 600,000 to 900,000 shares (the “Series B Restructuring”). In consideration for the Series B Restructuring, the Company issued to the Holders: (y) an aggregate of 214,198 additional shares of Series B Preferred, which shares had a stated value equal to the amount that, but for the Series B Restructuring, would have been paid to the Holders as dividends over the next five years (“Additional Shares”), and (z) five-year warrants to purchase an aggregate of 1,085,068 shares of common stock for $4.00 per share (“Series B Warrants”), an amount and per share purchase price equal to what the Holders would otherwise be entitled to receive upon conversion of their shares of Series B Preferred (“Warrant Shares”).

The terms of the Series B Restructuring were amended on March 31, 2015 as follows: (i) the Series B Certificate of Designation was further amended (the “Second Series B Amendment”) to (x) reduce the number of shares of the Company’s preferred stock designated thereunder from 900,000 to 600,000, which number was subsequently increased to 700,000, (y) require that, should the Company pay dividends on the Series B Preferred in PIK Shares, shares Series B-1 Preferred will be issued, rather than shares of Series B Preferred, and (z) in the event any Holder elects to exercise a Series B Warrant, one share of Series B Preferred will be automatically converted into one share of Series B-1 Preferred for every 2.5 Warrant Shares received by such Holder; and (ii) the Restructuring Agreement was amended to substitute the Additional Shares for shares of Series B-1 Preferred. The Second Series B Amendment was filed with the Nevada Secretary of State on March 31, 2015.

Private Placement

On January 26, 2015, we accepted subscription agreements from certain accredited investors, including certain members of the Company's Board of Directors, to purchase an aggregate total of 95,302 shares of the Company's common stock for $9.48 per share, and five year warrants to purchase an aggregate total of 23,737 shares of common stock for $10.00 per share. The Company received gross proceeds of approximately $900,000 from this private placement.

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

 On July 25, 2002, Fields Technologies, Inc. changed its name from Fields Technologies, Inc. to Park City Group, Inc. through a merger with Park City Group, Inc., a Nevada corporation, which was organized for that purpose and was also the surviving entity in the merger.  As a result, both the parent-holding company (Nevada) and its operating subsidiary (Delaware) were named Park City Group, Inc.  In February 2014, Park City Group, Inc. (Delaware) was domesticated in Utah and changed its name to PC Group, Inc.  Park City Group, Inc. (Nevada) has no business operations separate from the operations conducted through its subsidiaries, including ReposiTrak, Inc. and Park City Group, Inc., a Delaware corporation, (formerly Prescient Applied Intelligence, Inc. (“Prescient”)).

 On January 13, 2009, the Company acquired 100% of Prescient, a leading provider of on-demand solutions for the retail marketplace, including both retailers and suppliers.  Its solutions capture information at the point of sale, provide greater visibility into real-time demand and turn data into actionable information across the entire supply chain.  In February 2014, Prescient changed its name to Park City Group, Inc. The Company’s condensed consolidated financial statements contain the results of operations of Park City Group, Inc. (Delaware). Operations are conducted through this subsidiary.

ReposiTrak, Inc. was founded by Leavitt Partners. It was originally incorporated as Global Supply Chain Systems, Inc. on May 17, 2012 and on November 8, 2012 changed its name to ReposiTrak, Inc. (“ReposiTrak”).  ReposiTrak provides food retailers and suppliers with a robust solution to help protect their brands and remain in compliance with rapidly evolving regulations in the Food Safety Modernization Act.  Powered by Park City Group’s technology, this internet-based solution, also called ReposiTrakTM, enables all participants in the farm-to-table supply chain to easily manage records management and regulatory compliance.  Additionally, ReposiTrak enables traceability as products and their ingredients move between trading partners.  ReposiTrak, Inc. became a wholly owned subsidiary of Park City Group, Inc. on June 30, 2015.

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

 Key advantages of our solutions include:

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

 ReposiTrak™. ReposiTrak provides a document management service that provides visibility to insurance and indemnification documents, reports, audits, etc. for every facility in the connected supply chain, all in a single location through its web-based application. It also provides a targeted solution for improving supply chain visibility for food and drug safety.  ResposiTrak’s solution, similarly called ReposiTrak™, is powered by the Company’s technology and was developed in response to the passage of the Food Safety and Modernization Act in January of 2012.  ReposiTrak™ enables grocery, supermarkets, packaged goods manufacturers, food processing facilities, drug stores and drug manufacturers, as well as logistics partners, to track and trace products and components to products throughout the food, drug and dietary supplement supply chains. In the event of a product recall, the solution quickly identifies the supply chain path taken by the recalled product or product component, and allows for the removal of affected products in a matter of minutes, rather than weeks.  Additionally, ReposiTrak™ reduces risk of further contamination in the supply chain by identifying backward chaining sources and forward chaining recipients of affected products in near real time.

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

 Customers

 We sell to business of all sizes.  Our customers primarily include food related consumer goods retailers, suppliers and manufacturers.  However, the Company is opportunistic and will offer its supply chain solutions to non-food consumer goods related companies as well.  None of our retailing or supplier customers accounted for more than 10% percent of our revenue in fiscal 2015 or 2014. Prior to the ReposiTrak Acquisition, our contractual relationship with ReposiTrak generated approximately $3.0 million in subscription and management fees during 2015, which amount constituted approximately 21% of the Company’s total revenue in 2015.

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

 Employees

 As of June 30, 2015, the Company employed a total of 68 employees, including 10 software developers and programmers, 19 sales, marketing and account management employees, 19 software service and support employees, 3 network operations employees and 7 accounting and administrative employees.  During 2015, the Company contracted with 8 programmers and 2 business analysts overseas.  The Company plans to continue expanding its offshore workforce to augment its analytics services offerings, expand its professional services and to provide additional programming resources.  The employees are not represented by any labor union.

 Reports to Security Holders

 The Company is subject to the informational requirements of the Securities Exchange Act of 1934.  Accordingly, it files annual, quarterly and other reports and information with the Securities and Exchange Commission.  You may read and copy these reports and other information at the Securities and Exchange Commission's public reference rooms in Washington, D.C. and Chicago, Illinois.  The Company’s filings are also available to the public from commercial document retrieval services and the website maintained by the Securities and Exchange Commission at http://www.sec.gov.

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

            The Company had a net loss of $3,849,773 for the year ended June 30, 2015, compared to a net loss of $2,490,145 for the year ended June 30, 2014.  There can be no assurance that the Company will achieve profitability in future periods. If the Company does not operate profitably in the future, the Company’s current cash resources will be used to fund the Company’s operating losses.  Continued losses would have an adverse effect on the long-term value of the Company’s common stock and any investment in the Company.  The Company cannot give any assurance that the Company will continue to generate revenue or have sustainable profits.

Although the Company’s cash resources are currently sufficient, the Company’s long-term liquidity and capital requirements may be difficult to predict, which may adversely affect the Company’s long-term cash position.

Historically, the Company has been successful in raising capital when necessary, including private placements, a registered direct offering, and stock issuances from its officers and directors, including its Chief Executive Officer and majority stockholder, in order to pay its indebtedness and fund its operations, in addition to cash flow from operations.  As a result of the consummation of the registered direct offering on April 15, 2015, resulting in net proceeds of approximately $6.7 million, the Company anticipates that it will have adequate cash resources to fund its operations and satisfy its debt obligations for at least the next 12 months.

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

The Company’s officers and directors, including our Chief Executive Officer, Randall K. Fields, control approximately 37.8% of the Company’s common stock.  Mr. Fields, individually, controls 30.4% of the Company’s common stock. Consequently, Mr. Fields individually, and the Company’s officers and directors, as stockholders acting together, are able to significantly influence all matters requiring approval by the Company’s stockholders, including the election of directors and significant corporate transactions, such as mergers or other business combination transactions.

The Company’s corporate charter contains authorized, unissued “blank check” preferred stock issuable without stockholder approval with the effect of diluting then current stockholder interests.

The Company’s certificate of incorporation currently authorizes the issuance of up to 30,000,000 shares of ‘blank check’ preferred stock with designations, rights, and preferences as may be determined from time to time by the Company’s Board of Directors, of which 700,000 shares are currently designated as Series B Preferred and 300,000 shares are designated as Series B-1 Preferred.  As of June 30, 2015, a total of 625,375 shares of Series B Preferred and 74,200 shares of Series B-1 Preferred were issued and outstanding.  The Company’s board of directors is empowered, without stockholder approval, to issue one or more additional series of preferred stock with dividend, liquidation, conversion, voting, or other rights that could dilute the interest of, or impair the voting power of, the Company’s common stockholders.  The issuance of an additional series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control.

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

Risks Related to the ReposiTrak

The Company faces risks associated with new product introductions of ReposiTrak™.

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

●
if customers do not use ReposiTrak™ as the Company recommends and fails to implement any needed corrective action(s), it is unlikely that customers will experience the business benefits from the software service and may therefore be hesitant to continue the engagement as well as acquire any additional software services from the Company; and

●	delays in proceeding with the implementation of ReposiTrak™ or other new products for a new customer will negatively affect the Company’s cash flow and its ability to predict cash flow.

Approximately 21% of our total revenue during 2015 was attributable to ReposiTrak.  In the event the market for ReposiTrak’s services fails to develop as anticipated, or ReposiTrak is otherwise unable to execute its business plan, our financial condition and results of operations may be materially and adversely affected.

The Company recognized approximately $3.0 million in subscription and management fees during the year ended June 30, 2015 from its contractual relationship with ReposiTrak prior to the ReposiTrak Acquisition, which amount constituted approximately 21% of the Company’s total revenue in 2015.   Approximately $2.3 million net was advanced to ReposiTrak for working capital purposes during the year ended June 30, 2015, which amount was evidenced by the issuance of promissory notes by ReposiTrak to the Company.  The notes were eliminated in connection with the consolidation of ReposiTrak following the ReposiTrak Acquisition.  In the event the market for ReposiTrak’s services fails to develop as anticipated, or ReposiTrak is otherwise unable to execute its business plan, the Company’s financial results, including its financial condition, may be adversely and materially affected.

If our products do not perform as expected, whether as a result of operator error or otherwise, it would impair our operating results and reputation.

Our success depends on the food safety market’s confidence that we can provide reliable, high-quality reporting for our customers. We believe that our customers are likely to be particularly sensitive to product defects and operator errors, including if our systems fail to accurately report issues that could reduce the liability of our clients in the event of a product recall. In addition, our reputation and the reputation of our products can be adversely affected if our systems fail to perform as expected.

However, if our customers or potential customers fail to implement and use our systems as suggested by us, they may not be in a position to deal with a recall as effectively as they could have. As a result, the failure or perceived failure of our products to perform as expected, could have a material adverse effect on our revenue, results of operations and business.

If a customer is sued because of a recalled product we could be joined in that suit, the defense of which would impair our operating results.

A customer which is a defendant in a product liability case could claim that had our services performed as represented the extent of potential liability would have been minimized and therefore the Company should have some contributory liability in the case.  Defending such a claim could have a material adverse effect on our revenue, results of operations and business.

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

	Quarterly Common Stock Price Ranges
	2015		2014
Fiscal Quarter Ended	High	Low	High	Low
September 30	$11.48	$9.31	$10.75	$6.06
December 31	$10.14	$6.75	$11.61	$7.95
March 31	$14.87	$8.62	$10.88	$6.88
June 30	$14.25	$9.74	$13.97	$9.00

Stock Performance Graph

Value of Investment ($)
	06/30/10	06/30/11	06/30/12	06/30/13	06/30/14	06/30/15
Park City Group, Inc.	$100.00	$125.00	$103.95	$199.47	$286.58	$326.05
NASDAQ Composite	$100.00	$131.49	$139.34	$161.35	$208.99	$236.43
Russell 2000 Index	$100.00	$153.10	$200.58	$245.54	$299.66	$314.98

The stock performance graph above shall not be deemed incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such Acts.

Dividend Policy

 To date, the Company has not paid dividends on its common stock. Our present policy is to retain future earnings (if any) for use in our operations and the expansion of our business.

Outstanding shares of Series B Preferred and Series B-1 Preferred each accrue dividends at the rate per share of 7% per annum if paid by the Company in cash, and 9% per annum if paid by the Company in additional shares of Series B-1 Preferred. Dividends on the Series B Preferred and Series B-1 Preferred are payable quarterly.

Holders of Record

 At September 11, 2015 there were 668 holders of record of our common stock, and 19,064,108 shares were issued and outstanding, three holders of Series B Preferred and 625,375 shares issued and outstanding, and four holders of Series B-1 Preferred and 74,200 shares issued and outstanding.  The number of holders of record and shares of common stock issued and outstanding was calculated by reference to the books and records of the Company’s transfer agent.

Issuance of Securities

 We issued shares of our common stock in unregistered transactions during fiscal year 2015. All of the shares of common stock issued in non-registered transactions were issued in reliance on Section 3(a)(9) and/or Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and were reported in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K filed with the Securities and Exchange Commission during the fiscal year ended June 30, 2015.  No shares of common or preferred stock were issued subsequent to June 30, 2015, that have not been previously reported.

ITEM 6.	SELECTED FINANCIAL DATA

The following data has been derived from our audited financial statements, including the consolidated balance sheets at June 30, 2015 and 2014 and the related consolidated statements of operations for the three years ended June 30, 2015 and related notes appearing elsewhere in this report. The statement of operations data for the years ended June 30, 2012 and 2011 and the balance sheet data as of June 30, 2013, 2012 and 2011 are derived from our audited consolidated financial statements that are not included in this report. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report.

	Fiscal Year Ended June 30,
Consolidated Statement of Operations Data	2015	2014	2013	2012	2011
Revenue	$13,648,715	$11,928,416	$11,318,574	$10,098,547	$10,752,132
(Loss) income from Operations	(4,092,394)	(2,592,725)	398,199	(972,712)	141,241
Net (loss) income	(3,849,773)	(2,490,145)	257,487	(858,667)	(205,463)

	June 30
Consolidated Balance Sheet Data	2015	2014	2013	2012	2011
Cash and Cash Equivalents	$11,325,572	$3,352,559	$3,616,585	$1,106,176	$2,618,229
Working Capital	5,032,139	654,042	1,124,476	(2,354,977)	(2,395,501)
Total Assets	36,406,784	16,937,632	15,932,898	11,936,230	13,976,151
Total Liabilities	8,822,161	6,318,551	5,691,526	6,626,109	8,652,214
Deferred Revenue	2,331,920	1,840,811	1,777,326	2,081,459	1,663,232
Total Debt (current and long-term)	3,076,493	1,849,148	2,062,063	2,710,275	4,886,544
Capital Leases (current and long-term)	-	-	-	41,201	148,749
Stockholders' Equity (deficit)	27,584,623	10,619,081	10,241,372	5,310,121	5,323,937

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Historically, the Company offered applications and related maintenance contracts to new customers for a one-time, non-recurring up front license fee. Although not completely abandoning the license fee and maintenance model, since the acquisition of Prescient in January 2009, the Company has focused its strategic initiatives and resources to marketing and selling prospective customers a subscription for its product offerings. In support of this strategic shift toward a subscription-based model, the Company has scaled its contracting process, streamlined its customer on-boarding and implemented a financial package that integrates multiple systems in an automated fashion. As a result, subscription based revenue has grown from $203,000 for the 2008 fiscal year to $10.9 million this year. During that same period our revenue has transitioned from 6% subscription revenue and 94% license and other revenue, to 80% subscription revenue and 20% license and other revenue.

 The Company is incorporated in the state of Nevada.  The Company has three subsidiaries, PC Group, Inc. (formerly, Park City Group, Inc., a Delaware corporation), a Utah Corporation (98.76% owned), Park City Group, Inc., (formerly, Prescient Applied Intelligence, Inc.), a wholly owned Delaware corporation, and ReposiTrak, Inc., a wholly owned Utah corporation (100% owned).  All intercompany transactions and balances have been eliminated in consolidation.

 Our principal executive offices of the Company are located at 299 South Main Street, Suite 2370, Salt Lake City, Utah 84111.  Our telephone number is (435) 645-2000.  Our website address is http://www.parkcitygroup.com.

Recent Developments

Acquisition of ReposiTrak

During the year ended June 30, 2015, the Company entered into agreements with each of the stockholders of ReposiTrak, Inc. (“ReposiTrak”), including Leavitt Partners, LP and LP Special Asset 4, LLC, to acquire all of the outstanding capital stock of ReposiTrak (the “ReposiTrak Shares”) in exchange for shares of the Company’s common stock (the “ReposiTrak Acquisition”). On June 30, 2015, the Company completed the ReposiTrak Acquisition and issued an aggregate total of 873,438 shares of its common stock in exchange for the ReposiTrak Shares. Immediately following the completion of the ReposiTrak Acquisition, ReposiTrak became a wholly owned subsidiary of the Company.

Registered Direct Offering

On April 15, 2015, the Company offered and sold 572,500 shares of its common stock in a registered direct offering at a price of $12.50 per share. The Company received total net proceeds from the registered direct offering of approximately $6.7 million after deducting placement agent fees and other offering expenses.

Creation of Series B-1 Preferred

On March 31, 2015, the Company filed with the Nevada Secretary of State the Certificate of Designation of the Relative Rights, Powers and Preferences of the Series B-1 Preferred Stock (the “Series B-1 Certificate of Designation”) in order to designate 300,000 shares of the Company’s preferred stock as non-voting, non-convertible shares of Series B-1 Preferred Stock (“Series B-1 Preferred”). Each share of Series B-1 Preferred accrued dividends at a rate of 7% per annum if paid by the Company in cash, and 9% per annum if paid by the Company in additional shares of Series B-1 Preferred.

Series B Restructuring

On February 4, 2015, holders of the Company’s Series B Convertible Preferred Stock (“Series B Preferred”), consisting of the Company’s Chief Executive Officer, his spouse, and a director (the “Holders”), entered into a restructuring agreement (the “Restructuring Agreement”), pursuant to which the Holders consented to the filing of an amendment (the “Series B Amendment”) to the Certificate of Designation of the Relative Rights, Powers and Preference of the Series B Preferred (the “Series B Certificate of Designation”), pursuant to which (i) the rate at which the Series B Preferred accrues dividends was lowered to 7% per annum if paid by the Company in cash, or 9% if paid by the Company in PIK Shares (as defined below), (ii) the Company may now elect to pay accrued dividends on outstanding shares of Series B Preferred in either cash or by the issuance of additional shares of Series B Preferred (“PIK Shares”), (iii) the conversion feature of the Series B Preferred was eliminated, and (iv) the number of shares of the Company's preferred stock designated as Series B Preferred was increased from 600,000 to 900,000 shares (the “Series B Restructuring”). In consideration for the Series B Restructuring, the Company proposed to issue to the Holders: (y) an aggregate of 214,198 additional shares of Series B Preferred, which shares had a stated value equal to the amount that, but for the Series B Restructuring, would have been paid to the Holders as dividends over the next five years (“Additional Shares”), and (z) five-year warrants to purchase an aggregate of 1,085,068 shares of common stock for $4.00 per share (“Series B Warrants”), an amount and per share purchase price equal to what the Holders would otherwise be entitled to receive upon conversion of their shares of Series B Preferred (“Warrant Shares”).

The terms of the Series B Restructuring were amended on March 31, 2015 as follows: (i) the Series B Certificate of Designation was further amended (the “Second Series B Amendment”) to (x) reduce the number of shares of the Company’s preferred stock designated thereunder from 900,000 to 600,000, which number was subsequently increased to 700,000, (y) require that, should the Company pay dividends on the Series B Preferred in PIK Shares, shares Series B-1 Preferred will be issued, rather than shares of Series B Preferred, and (z) in the event any Holder elects to exercise a Series B Warrant, one share of Series B Preferred will be automatically converted into one share of Series B-1 Preferred for every 2.5 Warrant Shares received by such Holder; and (ii) the Restructuring Agreement was amended to substitute the Additional Shares for shares of Series B-1 Preferred. The Second Series B Amendment was filed with the Nevada Secretary of State on March 31, 2015.

Private Placement

On January 26, 2015, we accepted subscription agreements from certain accredited investors, including certain members of the Company's Board of Directors, to purchase an aggregate total of 95,302 shares of the Company's common stock for $9.48 per share, and five year warrants to purchase an aggregate total of 23,737 shares of common stock for $10.00 per share. The Company received gross proceeds of approximately $900,000 from this private placement.

Fiscal Year

 Our fiscal year ends on June 30.  References to fiscal 2015 refer to the fiscal year ended June 30, 2015.

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

Goodwill and Other Long-Lived Asset Valuations

 Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value.  Management reviews the long-lived tangible and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Management evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset.  Economic useful lives of long-lived assets are assessed and adjusted as circumstances dictate.  See Note 7 regarding impairment charges for the year ended June 30, 2015.

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

Results of Operations – Fiscal Years Ended June 30, 2015, 2014 and 2013

Revenue

Revenue	Year Ended June 30, 2015	$ Change	% Change	Year Ended June 30, 2014	$ Change	% Change	Year Ended June 30, 2013

Revenues	$13,648,715	$1,720,299	14%	$11,928,416	$609,842	5%	$11,318,574

During the fiscal year ended June 30, 2015, the Company had revenue of $13,648,715 compared to $11,928,416 for the year ended June 30, 2014, a 14% increase.  This $1,720,299 increase in total revenue was principally due to an increase of $1,478,699 in revenue from subscription customers, and an increase of $241,600 in other revenue primarily relating to fees for services provided to ReposiTrak under a management agreement, the revenues from which are non-recurring as a result of the consummation of the ReposiTrak Acquisition.   Total revenue recorded for the fiscal year ended June 30, 2015 included approximately $3.0 million received from ReposiTrak subscription and management fees prior to the completion of the ReposiTrak Acquisition. Approximately $2.3 million net was advanced to ReposiTrak for working capital purposes during the year ended June 30, 2015, which amount was evidenced by the issuance of promissory notes by ReposiTrak to the Company.  The notes were eliminated in connection with the consolidation of ReposiTrak following the ReposiTrak Acquisition.

During the fiscal year ended June 30, 2014, the Company had total revenue of $11,928,416 compared to $11,318,574 for the year ended June 30, 2013, a 5% increase.  This $609,842 increase in total revenue was principally due to an increase of $1,373,352 in subscription revenue, and offset by a decrease of $763,510 in other revenue. Total revenue recorded for the fiscal year ended June 30, 2014 included approximately $2.3 million received from ReposiTrak subscription and management fees.  Approximately $1.6 million was advanced to ReposiTrak for working capital purposes during the year ended June 30, 2014, which amount was evidenced by the issuance of promissory notes by ReposiTrak to the Company.  The notes were eliminated in connection with the consolidation of ReposiTrak following the ReposiTrak Acquisition.

Management believes that the Company’s strategy of pursuing contracts with suppliers (“spokes”) to connect to retail customers (“hubs”) that have been added in the most recently completed fiscal year will continue to result in increased revenue during the fiscal year ending June 30, 2016, and in subsequent periods.  In addition, management believes that revenue in subsequent periods will increase as a result of the receipt of subscription payments from ReposiTrak customers.

Cost of Services and Product Support

	Year Ended June 30, 2015	$ Change	% Change	Year Ended June 30, 2014	$ Change	% Change	Year Ended June 30, 2013

Cost of service and product support	$5,256,251	$168,278	3%	$5,087,973	$597,535	13%	$4,490,438
Percent of total revenue	39%			43%			40%

 Cost of services and product support was $5,256,251 or 39% of total revenue, and $5,087,973 or 43% of total revenue for the years ended June 30, 2015 and 2014, respectively, a 3% increase.  This increase of $168,278 for the year ended June 30, 2015 when compared with the same period ended June 30, 2014 is principally due to a $244,000 increase in employee related expense. This increase was partially offset by a decrease of  $76,000 in travel related expense and other product support costs.

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

Sales and Marketing Expense

	Year Ended June 30, 2015	$ Change	% Change	Year Ended June 30, 2014	$ Change	% Change	Year Ended June 30, 2013

Sales and marketing	$5,941,349	$1,199,775	25%	$4,741,574	$1,687,213	55%	$3,054,361
Percent of total revenue	44%			40%			27%

 The Company’s sales and marketing expense was $5,941,349, or 44% of total revenue, and $4,741,574 or 40% of total revenue, for the fiscal years ended June 30, 2015 and 2014, respectively, a 25% increase.  This $1,199,775 increase over the previous year was primarily the result of (i) an increase of approximately $708,000 in marketing expense and (ii) an increase in salary and sales consulting and related expenses of $513,000. These increases were partially offset by a decrease of $21,000 in travel related expense.  Management expects sales and marketing expense to remain at current levels to support anticipated growth in subscription revenue, among other factors.

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

General and Administrative Expense

	Year Ended June 30, 2015	$ Change	% Change	Year Ended June 30, 2014	$ Change	% Change	Year Ended June 30, 2013

General and administrative	$4,279,641	$467,376	12%	$3,812,265	$1,338,096	54%	$2,474,169
Percent of total revenue	31%			32%			22%

 The Company’s general and administrative expense was $4,279,641, or 31% of total revenue, and $3,812,265 or 32% of total revenue for the years ended June 30, 2015 and 2014, respectively, a 12% increase. This $467,376 increase when comparing expenditures for the year ended June 30, 2015 with the same period ended June 30, 2014 is principally due to (i) an increase in stock compensation, bonus and salary expense of approximately $378,000, (ii) an increase of $158,000 in travel, professional fees, other facility related expense.  The increase in general and administrative expense during the comparable period ended June 30, 2015 was partially offset by a decrease of $69,000 in estimated taxes.

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

Depreciation and Amortization Expense

	Year Ended June 30, 2015	$ Change	% Change	Year Ended June 30, 2014	$ Change	% Change	Year Ended June 30, 2013

Depreciation and amortization	$768,165	$(111,164)	-13%	$879,329	$(22,078)	-2%	$901,407
Percent of total revenue	6%			7%			8%

 The Company’s depreciation and amortization expense was $768,165 and $879,329 for the year ended June 30, 2015 and 2014, respectively, a 13% decrease.  Depreciation and amortization expenses decreased by $111,164 for the year ended, June 30, 2015 when compared to the year ended June 30, 2014 due to the amortization of capitalized software costs in the 2014 that did not recur in 2015.  This decrease is partially offset by an increase in depreciation related to new hardware purchases during the year ended June 30, 2015.

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

Impairment and Other Charges

The Company recognized a non-cash impairment charge of $1.5 million during the year ended June 30, 2015, due principally to decreased margins on customers acquired in connection with the Prescient acquisition.  In management’s determination, the carrying value of these relationships exceeded their estimated fair values as determined by future discounted cash flow projections.  When projecting the stream of future cash flows for purposes of determining long-lived asset recoverability, management makes assumptions, incorporating market conditions, sales growth rates, and operating expenses.

Other Income and Expense

	Year Ended June 30, 2015	$ Change	% Change	Year Ended June 30, 2014	$ Change	% Change	Year Ended June 30, 2013

Other income and expense	$242,621	$140,041	137%	$102,580	$243,292	173%	$(140,712)
Percent of total revenue	2%			1%			-1%

 Net other income (expense) was net other income of $242,621 when compared with net other income of $102,580 for the year ended June 30, 2015 and June 30, 2014, respectively. This change of $140,041 for the year ended June 30, 2015 when compared to the year ended June 30, 2014 is primarily due to interest income on notes receivable of $151,000.

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

Preferred Dividends

	Year Ended June 30, 2015	$ Change	% Change	Year Ended June 30, 2014	$ Change	% Change	Year Ended June 30, 2013

Preferred dividends	$568,821	$(49,070)	-8%	$617,891	$(293,689)	-32%	$911,580
Percent of total revenue	4%			5%			8%

Dividends accrued on the Company’s Series B Preferred and Series B-1 Preferred was $568,821 for the year ended June 30, 2015, compared to dividends accrued on the Series B Preferred of $617,891 for the year ended June 30, 2014.  This $49,070 decrease is primarily attributable to the decrease of the dividend rate on the Series B Preferred as a result of the Series B Amendment. Of the dividends accrued during the year ended June 30, 2015, $442,002 was paid by the issuance of 44,200 shares of Series B-1 Preferred. Prior to the Series B Restructuring, holders of Series B Preferred were entitled to a 15.00% annual dividend, payable quarterly in cash.

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

	Year Ended June 30, 2015	$ Change	% Change	Year Ended June 30, 2014	$ Change	% Change	Year Ended June 30, 2013

Cash and Cash Equivalents	$11,325,572	$7,973,013	238%	$3,352,559	$(264,026)	-7%	$3,616,585

 We have historically funded our operations with cash from operations, equity financings and debt borrowings. Cash and cash equivalents was $11,325,572 and $3,352,559 at June 30, 2015, and June 30, 2014, respectively, a 238% increase, and $3,352,559 and $3,616,585 at June 30, 2014, and June 30, 2013, respectively, a 7% decrease. The $7,973,013 increase during the year ended June 30, 2015 when compared to the year ended June 30, 2014 is principally the result of the net proceeds of $6.7 million received from the registered direct offering completed in April 2015 and the $900,000 net proceeds from the private offering in January 2015, offset, in part, by the use of cash in operations, while the $264,026 decrease from the year ended June 30, 2014 to the comparable period ended June 30, 2013 was principally the result of the use of cash in operations, and notes receivable issued by ReposiTrak, offset by the receipt of approximately $1.5 million received from certain private placements in March and August 2013.

 Net Cash Flows from Operating Activities

	Year Ended June 30, 2015	$ Change	% Change		Year Ended June 30, 2014	$ Change	% Change	Year Ended June 30, 2013

Cash flows provided by (used in) operating activities	$1,707,597	$1,800,131	N/A	%	$(92,534)	$56,530	38%	$(149,064)

 Net cash provided by (used in) operating activities is summarized as follows:

	2015	2014	2013
Net (loss) income	$(3,849,773)	$(2,490,145)	$257,487
Noncash expense and income, net	5,368,925	2,882,344	1,889,669
Net changes in operating assets and liabilities	188,445	(484,733)	(2,296,220)
	$1,707,597	$(92,534)	(149,064)

 Noncash expense increased by $2,486,581 in the year ended June 30, 2015 compared to June 30, 2014.  Noncash expense increased as a result of an impairment charge of $1,496,000, a $1,041,000 increase in stock compensation expense, and a $61,000 increase in stock issued as a charitable contribution.

Noncash expense increased by $992,675 in the year ended June 30, 2014 compared to June 30, 2013.  Noncash expense increased as a result of a $876,000 increase in stock compensation expense, $97,000 increase in stock issued as a charitable contribution, and $42,000 increase in bad debt expense.

 Net Cash Flows from Investing Activities

	Year Ended June 30, 2015	$ Change	% Change	Year Ended June 30, 2014	$ Change	% Change	Year Ended June 30, 2013

Cash flows used in investing activities	$2,606,877	$954,152	58%	$1,652,725	$1,206,981	271%	$445,744

 Net cash flows used in investing activities for the year ended June 30, 2015 was $2,606,877 compared to net cash flows used in investing activities of $1,652,725 for the year ended June 30, 2014.  This $954,152 increase in cash used in investing activities for the year ended June 30, 2015 when compared to the same period in 2014 was the result of funds loaned to ReposiTrak prior to the completion of the ReposiTrak Acquisition, partially offset by a reduction in cash spent on property plant and equipment.

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

 Net Cash Flows from Financing Activities

	Year Ended June 30, 2015	$ Change	% Change	Year Ended June 30, 2014	$ Change	% Change	Year Ended June 30, 2013

Cash flows provided by financing activities	$8,872,293	$7,391,060	499%	$1,481,233	$(1,623,984)	-52%	$3,105,217

 Net cash flows provided by financing activities totaled $8,872,293 for the year ended June 30, 2015 compared to cash flows used in financing activities of $1,481,233 for the year ended June 30, 2014. The change in net cash related to financing activities is primarily attributable to the increases in (i) stock issued for cash of $6.1 million, (ii) proceeds from an increase in lines of credit of $1.3 million, (iii) a decrease in cash paid for dividends of $430,000, (iv) a decrease in payments on notes payable of $306,000, and (v) increased proceeds from employee stock plans of $49,000.  These items were partially offset by a decrease of $633,000 in cash from the exercise of options and warrants and a decrease in proceed for the issuance of notes payable.

Net cash flows provided by financing activities totaled $1,481,233 for the year ended June 30, 2014 compared to cash flows provided by financing activities of $3,105,217 for the year ended June 30, 2013. The change in net cash provided by financing activities is primarily attributable to the decrease in stock issued for cash, partially offset by proceeds from the exercise of warrants of $633,000, proceeds from a note payable of $161,000, and a decrease in cash paid to notes payable and capital leases.

 Liquidity and Working Capital

 At June 30, 2015, the Company had positive working capital of $5,032,139, as compared with positive working capital of $654,042 at June 30, 2014 and positive working capital of $1,124,476 at June 30, 2013.  This $4,378,097 increase in working capital during the year ended June 30, 2015, as compared to the year ended June 30, 2014, is principally the result of the $7.6 million in proceeds received from the registered direct offering completed in April 2015 and private offering in January 2015, while the decrease in working capital during the year ended June 30, 2014, as compared to the year ended June 30, 2013, was principally due to the use of cash caused principally by the increase in net loss during 2014.

 During the year ended June 30, 2015, the Company substantially increased its working capital position, and therefore anticipates that it will have adequate cash resources to fund its operations and satisfy its debt obligations for at least the next 12 months.

	Year Ended June 30, 2015	$ Change	% Change	Year Ended June 30, 2014	$ Change	% Change	Year Ended June 30, 2013

Current assets	$13,429,590	$6,968,193	108%	$6,461,397	$57,537	1%	$6,403,860

 Current assets at June 30, 2015 totaled $13,429,590, an increase of $6,968,193 when compared to $6,461,397 at June 30, 2014.  This 108% increase in cash from the proceeds of the registered direct offering completed in April 2015 and the private offering in January 2015.

Current assets at June 30, 2014 totaled $6,461,397, an increase of $57,537 when compared to $6,403,860 at June 30, 2013.  This 1% increase in current assets is due to an increase in accounts receivable partially offset by a decrease in prepaid expenses and cash.

	Year Ended June 30, 2015	$ Change	% Change	Year Ended June 30, 2014	$ Change	% Change	Year Ended June 30, 2013

Current liabilities	$8,397,451	$2,590,096	45%	$5,807,355	$527,971	10%	$5,279,384

 Current liabilities totaled $8,397,451 and $5,807,355 as of June 30, 2015 and 2014, respectively.  The $2,590,096 comparative increase in current liabilities is principally due is principally due to increases lines of credit and accrued liabilities as well as increases in accounts payable and deferred revenue acquired in acquisition of ReposiTrak.

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

Contractual Obligations

Total contractual obligations and commercial commitments as of June 30, 2015 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$731,047	$160,608	$335,843	$234,596	$-

Inflation

The impact of inflation has historically not had a material effect on the Company’s financial condition or results from operations; however, higher rates of inflation may cause retailers to slow their spending in the technology area, which could have an impact on the Company’s sales.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This Update clarifies the accounting for equity awards in which the performance target (i.e. an initial public offering) could be achieved after the requisite service period. The guidance requires a performance target that affects vesting and that could be achieved after the service period be treated as a performance condition and not be reflected in the fair value of the award. Therefore, the compensation costs will begin to be recognized when it becomes probable that the performance target will be achieved.  If the requisite service period is complete, the entire amount of compensation costs should be recognized at that time. This Update is effective for reporting periods beginning after December 15, 2015. The Company currently does not have any stock-based awards meeting the criteria noted so the Company doesn’t expect this Update to have a significant impact on its financials However, it will evaluate new grants and ensure the guidance is followed if these types of grants are made.

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

Each of our contracts require payment in U.S. dollars.  We therefore do not engage in hedging transactions to reduce our exposure to changes in currency exchange rates, although in the event any future contracts are denominated in a foreign currency, we may do so in the future.  As a result, our financial results are not affected by factors such as changes in foreign currency exchange rates.

ITEM 8.	FINANCIAL STATEMENTS

      The information required hereunder in this Annual Report on Form 10-K is set forth in the financial statements and the notes thereto beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

 Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2015. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of June 30, 2015, based on the framework and criteria established in Internal Control ± Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2015.

HJ & Associates, LLC, our  independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting, which report is included in Part IV below.

(c)	Changes in Internal Controls over Financial Reporting.

            Our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes, in the Company’s internal control over financial reporting during the period covered by this report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

 None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2015.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2015.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits, Financial Statements and Schedules

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, Dated August 28, 2008 (1)
2.2	Form of Stock Purchase Agreement (1)
2.3	Form of Stock Voting Agreement (1)
2.4	Form of Promissory Note (2)
3.1	Articles Of Incorporation (3)
3.2	Certificate Of Amendment (4)
3.3	Certificate of Amendment (5)
3.4	Bylaws (3)
4.1	Certificate of Designation of the Series A Convertible Preferred Stock (6)
4.2	Certificate of Designation of the Series B Convertible Preferred Stock (7)
10.1	Subordinated Promissory Note, dated April 1, 2009, issued to Riverview Financial Corporation (8)
10.2	Amendment to Loan Agreement and Note, by and between U.S. Bank National Association and the Company, dated September 15, 2009 (9)
10.3	Term Loan Agreement, by and between U.S. Bank National Association and the Company, dated May 5, 2010 (10)
10.4	Amendment to Loan Agreement and Note, by and between U.S. Bank National Association and the Company, dated May 5, 2010 (10)
10.5	Promissory Note, dated August 25, 2009, issued to Baylake Bank (10)
10.6	ReposiTrak Omnibus Subscription Agreement (11)
10.7	ReposiTrak Promissory Note (11)
10.8	Fields Employment Agreement(14)
10.9	Services Agreement(14)
10.10	Form of Securities Purchase Agreement (15)
14.1	Code of Ethics and Business Conduct (12)
21	List of Subsidiaries (13)
23	Consent of HJ & Associates, LLC, dated September 14, 2015 *
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from our Form 8-K dated September 3, 2008.
(2)	Incorporated by reference from our Form 8-K dated September 15, 2008.
(3)	Incorporated by reference from our Form DEF 14C dated June 5, 2002.
(4)	Incorporated by reference from our Form 10-QSB for the year ended Sept 30, 2005.
(5)	Incorporated by reference from our Form 10-KSB dated September 29, 2006.
(6)	Incorporated by reference from our Form 8-K dated June 27, 2007.
(7)	Incorporated by reference from our Form 8-K dated July 21, 2010.
(8)	Incorporated by reference from our Form 8-K dated September 30, 2009.
(9)	Incorporated by reference from our Form 8-K dated October 1, 2009.
(10)	Incorporated by reference from our Form 8-K dated August 25, 2009.
(11)	Incorporated by reference from our Annual Report on Form 10-K dated September 23, 2014.
(12)	Incorporated by reference from our Form 10-KSB dated September 30, 2008.
(13)	Incorporated by reference from our Form 10-K dated September 13, 2011.
(14)	Incorporated by reference from our Form 10-K dated September 11, 2014.
(15)	Incorporated by reference from our Form 8-K dated May 13, 2015.
*	Filed herewith

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK CITY GROUP, INC.
(Registrant)

Date: September 14, 2015	By: /s/ Randall K. Fields
Principal Executive Officer, Chairman of the Board and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall K. Fields	Chairman of the Board and Director,	September 14, 2015
Randall K. Fields	Chief Executive Officer (Principal Executive Officer)
/s/ Edward L. Clissold	Chief Financial Officer, General Counsel	September 14, 2015
Edward L. Clissold	(Principal Financial Officer & Principal Accounting Officer)
/s/ Robert W. Allen	Director, and Compensation	September 14, 2015
Robert W. Allen	Committee Chairman

/s/ William S. Kies, Jr.	Director	September 14, 2015
William S. Kies, Jr.
/s/ Richard Juliano	Director	September 14, 2015
Richard Juliano
/s/ Austin F. Noll, Jr.	Director	September 14, 2015
Austin F. Noll, Jr.
/s/ Ronald C. Hodge	Director, and Audit Committee Chairman	September 14, 2015
Ronald C. Hodge

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Park City Group, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Park City Group, Inc. and Subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park City Group, Inc. and Subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Park City Group, Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated September 14, 2015 expressed an unqualified opinion on the effectiveness of Park City Group, Inc.’s internal control over financial reporting.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
September 14, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Park City Group, Inc.
Salt Lake City, Utah

We have audited Park City Group, Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Park City Group, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Park City Group, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Park City Group, Inc. and Subsidiaries and our report dated September 14, 2015 expressed an unqualified opinion.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
September 14, 2015

PARK CITY GROUP, INC.
Condensed Consolidated Balance Sheets

Assets	June 30, 2015	June 30, 2014

Current Assets:
Cash and cash equivalents	$11,325,572	$3,352,559
Receivables, net of allowance of $94,000 and $70,000 at June 30, 2015 and 2014, respectively	1,640,591	2,857,983
Prepaid expense and other current assets	463,427	250,855

Total current assets	13,429,590	6,461,397

Property and equipment, net	764,442	740,753

Other assets:
Deposits and other assets	14,866	14,866
Note receivable	-	2,996,664
Customer relationships	2,006,951	1,918,019
Goodwill	20,190,935	4,805,933

Total other assets	22,212,752	9,735,482

Total assets	$36,406,784	$16,937,632

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$817,119	$738,289
Accrued liabilities	2,521,111	1,801,355
Deferred revenue	2,331,920	1,840,811
Line of credit	2,500,000	1,200,000
Note payable	227,301	226,900

Total current liabilities	8,397,451	5,807,355

Long-term liabilities:
Notes payable, less current portion	349,192	422,248
Other long-term liabilities	75,518	88,948

Total liabilities	8,822,161	6,318,551

Commitments and contingencies

Stockholders' equity:
Series B Preferred stock, $0.01 par value, 700,000 shares authorized; 625,375 and 411,927 shares issued and outstanding at June 30, 2015 and 2014, respectively	6,254	4,119
Series B-1 Preferred stock, $0.01 par value, 300,000 shares authorized; 74,200 and 0 shares issued and outstanding at June 30, 2015 and 2014, respectively	742	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 18,875,586 and 16,928,025 issued and outstanding at June 30, 2015 and 2014, respectively	188,759	169,280
Additional paid-in capital	70,296,496	46,792,736
Accumulated deficit	(42,907,628)	(36,347,054)

Total stockholders’ equity	27,584,623	10,619,081

Total liabilities and stockholders’ equity	$36,406,784	$16,937,632

See accompanying notes to condensed consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	For the Years Ended June 30,
	2015	2014	2013

Revenue	$13,648,715	$11,928,416	$11,318,574

Operating expenses:
Cost of revenue and product support	5,256,251	5,087,973	4,490,438
Sales and marketing	5,941,349	4,741,574	3,054,361
General and administrative	4,279,641	3,812,265	2,474,169
Depreciation and amortization	768,165	879,329	901,407
Impairment of intangibles	1,495,703	-	-
Total operating expense	17,741,109	14,521,141	10,920,375

(Loss) income from operations	(4,092,394)	(2,592,725)	398,199

Other (expense) income:
Interest income (expense), net	242,621	102,580	(140,712)

(Loss) income before income taxes	(3,849,773)	(2,490,145)	257,487

Provision for income taxes	-	-	-

Net (loss) income	(3,849,773)	(2,490,145)	257,487

Dividends on preferred stock	(568,821)	(617,891)	(911,580)
Restructuring of Series B Preferred	(2,141,980)	-	-

Net loss applicable to common shareholders	$(6,560,574)	$(3,108,036)	$(654,093)

Weighted average shares, basic and diluted	17,375,000	16,710,000	13,246,000
Basic and diluted loss per share	$(0.38)	$(0.19)	$(0.05)

See accompanying notes to condensed consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

	Series A		Series B
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2012	685,671	$6,857	411,927	$4,119	12,087,431	$120,874	$37,763,196	$(32,584,925)	$5,310,121

Conversion of Preferred stock	(733,605)	(7,336)	-	-	2,445,371	24,454	(17,118)	-	-
Redemption of Preferred stock	(2,172)	(22)	-	-	-	-	(21,698)	-	(21,720)
Stock issued for:
Compensation	-	-	-		276,988	2,770	783,573	-	786,343
Cash	-	-	-		1,288,096	12,881	4,306,780	-	4,319,661
Dividends	50,106	501	-		-	-	500,559	-	501,060
Preferred Dividends-Declared	-	-	-	-	-	-	-	(911,580)	(911,580)
Exercise of Options/ Warrants	-	-	-	-	30,644	306	(306)	-	-

Net income	-	-	-	-	-	-	-	257,487	257,487
Balance June 30, 2013	-	-	411,927	4,119	16,128,530	161,285	43,314,986	(33,239,018)	10,241,372

Stock issued for:
Compensation	-	-	-	-	312,364	3,124	1,089,574	-	1,092,698
Cash	-	-	-	-	277,092	2,771	1,659,922	-	1,662,693
Charitable Contribution	-	-	-	-	15,000	150	96,750	-	96,900
Preferred Dividends-Declared	-	-	-	-	-	-	-	(617,891)	(617,891)
Exercise of Options/Warrants	-	-	-	-	195,039	1,950	631,504	-	633,454

Net loss	-	-	-	-	-	-	-	(2,490,145)	(2,490,145)
Balance, June 30, 2014	-	$-	411,927	$4,119	16,928,025	$169,280	$46,792,736	$36,347,054	10,619,081

PARK CITY GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(continued)

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount			Total
Balance, June 30, 2014	411,927	$4,119	-	$-	16,928,025	$169,280	$46,792,736	$(36,347,054)	$10,619,081

Series B Restructure	214,198	2,142	-	-	-	-	2,139,838	(2,141,980)	-
Series B Redemption	(750)	(7)	-	-	-	-	(7,493)	-	(7,500)
Stock issued for:
Accrued compensation	-	-	30,000	300	366,033	3,664	2,156,229	-	2,160,193
Cash	-	-	-	-	693,090	6,931	7,802,664	-	7,809,595
Charitable Contribution	-	-	-	-	15,000	150	157,800	-	157,950
Preferred Dividends-PIK	-	-	44,200	442	-	-	441,560	-	442,002
Acquisition	-	-	-	-	873,438	8,734	10,813,162	-	10,821,896

Preferred Dividends-Declared								(568,821)	(568,821)

Net loss	-	-	-	-	-	-	-	(3,849,773)	(3,849,773)
Balance, June 30, 2015	625,375	$6,254	74,200	$742	18,875,586	$188,759	$70,296,496	$(42,907,628)	$27,584,623

See accompanying notes to condensed consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2015	2014	2013

Cash Flows from Operating Activities:
Net (loss) income	$(3,849,773)	$(2,490,145)	$257,487
Adjustments to reconcile net (loss) income to net cash used in by operating activities:
Depreciation and amortization	768,165	879,329	901,407
Impairment of intangibles	1,495,703	-	-
Bad debt expense	186,780	186,740	144,617
Stock compensation expense	2,760,329	1,719,375	843,645
Stock issued for charity	157,950	96,900	-
Decrease (increase) in:
Trade receivables	710,302	(661,357)	(1,859,987)
Prepaids and other assets	(501,957)	(20,747)	(226,552)
Increase (decrease) in:
Accounts payable	(49,296)	84,634	102,809
Accrued liabilities	136,517	49,252	(8,357)
Deferred revenue	(107,123)	63,485	(304,133)

Net cash provided by (used in) operating activities	1,707,597	(92,534)	(149,064)

Cash Flows From Investing Activities:
Payments received on notes receivable	300,000	-	-
Net cash received in acquisition	22,119	-	-
Purchase of property and equipment	(369,536)	(459,230)	(445,744)
Cash advanced on Note Receivable	(2,559,460)	(1,200,000)	-
Cash from sale of property & equipment	-	6,505	-

Net cash used in investing activities	(2,606,877)	(1,652,725)	(445,744)

Cash Flows From Financing Activities:
Proceeds from issuance of stock	7,606,384	1,493,818	4,162,920
Net increase in lines of credit	1,300,000	-	-
Proceeds from employee stock plans	203,211	153,875	156,741
Proceeds from issuance of note payable	172,795	338,287	176,797
Proceeds from exercises of options and warrants	-	633,454	-
Preferred stock redemption	(7,500)	-	(21,720)
Dividends paid	(157,147)	(586,999)	(503,311)
Payments on notes payable and capital leases	(245,450)	(551,202)	(866,210)

Net cash provided by financing activities	8,872,293	1,481,233	3,105,217

Net increase (decrease) in cash and cash equivalents	7,973,013	(264,026)	2,510,409

Cash and cash equivalents at beginning of period	3,352,559	3,616,585	1,106,176

Cash and cash equivalents at end of period	$11,325,572	$3,352,559	$3,616,585

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$-	$6,634	$-
Cash paid for interest	$80,534	$75,343	$142,491

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Preferred Stock to pay accrued liabilities	$300,000	$-	$-
Common Stock to pay accrued liabilities	$1,860,191	$1,107,698	$786,343
Dividends accrued on preferred stock	$568,821	$617,891	$911,580
Dividends paid with preferred stock	$442,002	$-	$501,060
Conversion of accounts receivable into notes receivable	$-	$-	$1,622,863
Series B restructure	$2,141,980	$-	$-

See accompanying notes to condensed consolidated financial statements.

Supplemental Disclosure of Non-Cash Investing and Financing Activities, continued

On June 30, 2015, the Company purchased 100% of the outstanding common stock of ReposiTrak, Inc.  The fair values of ReposiTrak’s assets and liabilities at the date of acquisition and the consideration paid, net of cash acquired, are as follows:

Receivables	$152,340
Prepaid expenses	17,500
Customer relationships	2,006,951
Goodwill	15,385,002
Accounts payable	(128,126)
Deferred revenue	(598,232)

Net assets acquired	16,835,435

Common stock issued	10,821,897
Receivables eliminated in consolidation	6,035,657

Cash received in acquisition	$22,119

PARK CITY GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 and June 30, 2014

NOTE 1.	DESCRIPTION OF BUSINESS AND ACQUISITION OF REPOSITRAK, INC.

Summary of Business

 The Company is incorporated in the state of Nevada.  The Company has three subsidiaries, PC Group, Inc. (formerly, Park City Group, Inc.), a Utah Corporation (98.76% owned), and Park City Group, Inc., (formerly, Prescient Applied Intelligence, Inc.), a Delaware Corporation (100% owned) and ReposiTrak, Inc., a Utah corporation (100% owned).  All intercompany transactions and balances have been eliminated in consolidation.

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

Acquisition of ReposiTrak, Inc.

On June 30, 2015, the Company consummated the acquisition of 100% of the outstanding capital stock of ReposiTrak, Inc.  As a result of this acquisition, the Company gained control of ReposiTrak a 100% owned subsidiary of the Company.   The accompanying audited consolidated financial statements of the Company as of and for the year ended June 30, 2015 contain the results of operations of ReposiTrak from June 30, 2015.  We issued 873,438 shares of our common stock for this acquisition which expands the service we can offer to our customer base.

We have accounted for the acquisition as the purchase of a business.  The assets acquired and the liabilities assumed of ReposiTrak have been recorded at their respective fair values.  The excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill.  Goodwill is attributed to buyer-specific value resulting from expected synergies, including long-term cost savings, as well as industry relationships which are not included in the fair values of assets.  Goodwill will not be amortized.

The purchase price consisted of the 873,438 shares of Park City Group common stock.  The fair value of the shares issued was $10,821,897 and was determined using the closing price of our common stock on June 30, 2015.  The price paid to acquire ReposiTrak was $10,830,897, approximately $9,000 of which was for direct transaction costs associated with the issuance of equity.    The net acquisition cost of $10,799,778 which excludes $31,119 of cash acquired from ReposiTrak were allocated based on their estimated fair value of the assets acquired and liabilities assumed, as follows:

Receivables	$152,340
Prepaid expenses	17,500
Customer relationships*	2,006,951
Goodwill*	15,385,002
Accounts payable	(128,126)
Deferred revenue	(598,232)

Net assets acquired	16,835,435

Common stock issued	10,821,897
Receivables eliminated in consolidation	6,035,657

Cash received in acquisition	$22,119

*
Customer relationship and goodwill are provisional estimates pending completion of a 3rd party valuation of the acquired enterprise.  Due to the fact that the acquisition took place on the last day of the fiscal year there has not been adequate time for the analysis to be done.

       Unaudited pro-forma results of operations for the twelve months ended June 30, 2015 and 2014, as though ReposiTrak had been acquired as of July 1, 2013, are as follows:

	Three Months Ended
	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	Year Ended 2015	Year Ended 2014
Revenue	$2,960,230	$2,980,095	$2,823,376	$2,808,094	$11,571,795	$9,777,431
Loss from Operations	(913,569)	(1,243,254)	(1,349,707)	(3,355,955)	(6,862,485)	(5,232,552)
Net Loss	(916,417)	(1,270,240)	(1,365,128)	(3,374,962)	(6,926,747)	(5,303,773)
Net Loss Applicable to Common Shareholders	(1,070,890)	(1,424,713)	(3,642,807)	(3,499,138)	(9,637,548)	(5,921,664)
Basic and Diluted EPS	(0.06)	(0.08)	(0.20)	(0.19)	(0.53)	(0.34)

Recent Developments

Acquisition of ReposiTrak

During the year ended June 30, 2015, the Company entered into agreements with each of the stockholders of ReposiTrak, Inc. (“ReposiTrak”), including Leavitt Partners, LP and LP Special Asset 4, LLC, to acquire all of the outstanding capital stock of ReposiTrak (the “ReposiTrak Shares”) in exchange for shares of the Company’s common stock (the “ReposiTrak Acquisition”). On June 30, 2015, the Company completed the ReposiTrak Acquisition and issued an aggregate total of 873,438 shares of its common stock in exchange for the ReposiTrak Shares. Immediately following the completion of the ReposiTrak Acquisition, ReposiTrak became a wholly owned subsidiary of the Company.

Registered Direct Offering

On April 15, 2015, the Company offered and sold 572,500 shares of its common stock in a registered direct offering at a price of $12.50 per share. The Company received total net proceeds from the registered direct offering of approximately $6.7 million after deducting placement agent fees and other offering expenses.

Creation of Series B-1 Preferred

On March 31, 2015, the Company filed with the Nevada Secretary of State the Certificate of Designation of the Relative Rights, Powers and Preferences of the Series B-1 Preferred Stock (the “Series B-1 Certificate of Designation”) in order to designate 300,000 shares of the Company’s preferred stock as non-voting, non-convertible shares of Series B-1 Preferred Stock (“Series B-1 Preferred”). Each share of Series B-1 Preferred accrued dividends at a rate of 7% per annum if paid by the Company in cash, and 9% per annum if paid by the Company in additional shares of Series B-1 Preferred.

Series B Restructuring

On February 4, 2015, holders of the Company’s Series B Convertible Preferred Stock (“Series B Preferred”), consisting of the Company’s Chief Executive Officer, his spouse, and a director (the “Holders”), entered into a restructuring agreement (the “Restructuring Agreement”), pursuant to which the Holders consented to the filing of an amendment (the “Series B Amendment”) to the Certificate of Designation of the Relative Rights, Powers and Preference of the Series B Preferred (the “Series B Certificate of Designation”), pursuant to which (i) the rate at which the Series B Preferred accrues dividends was lowered to 7% per annum if paid by the Company in cash, or 9% if paid by the Company in PIK Shares (as defined below), (ii) the Company may now elect to pay accrued dividends on outstanding shares of Series B Preferred in either cash or by the issuance of additional shares of Series B Preferred (“PIK Shares”), (iii) the conversion feature of the Series B Preferred was eliminated, and (iv) the number of shares of the Company's preferred stock designated as Series B Preferred was increased from 600,000 to 900,000 shares (the “Series B Restructuring”). In consideration for the Series B Restructuring, the Company proposed to issue to the Holders: (y) an aggregate of 214,198 additional shares of Series B Preferred, which shares had a stated value equal to the amount that, but for the Series B Restructuring, would have been paid to the Holders as dividends over the next five years (“Additional Shares”), and (z) five-year warrants to purchase an aggregate of 1,085,068 shares of common stock for $4.00 per share (“Series B Warrants”), an amount and per share purchase price equal to what the Holders would otherwise be entitled to receive upon conversion of their shares of Series B Preferred (“Warrant Shares”).

The terms of the Series B Restructuring were amended on March 31, 2015 as follows: (i) the Series B Certificate of Designation was further amended (the “Second Series B Amendment”) to (x) reduce the number of shares of the Company’s preferred stock designated thereunder from 900,000 to 600,000, which number was subsequently increased to 700,000, (y) require that, should the Company pay dividends on the Series B Preferred in PIK Shares, shares Series B-1 Preferred will be issued, rather than shares of Series B Preferred, and (z) in the event any Holder elects to exercise a Series B Warrant, one share of Series B Preferred will be automatically converted into one share of Series B-1 Preferred for every 2.5 Warrant Shares received by such Holder; and (ii) the Restructuring Agreement was amended to substitute the Additional Shares for shares of Series B-1 Preferred. The Second Series B Amendment was filed with the Nevada Secretary of State on March 31, 2015.

Private Placement

On January 26, 2015, we accepted subscription agreements from certain accredited investors, including certain members of the Company's Board of Directors, to purchase an aggregate total of 95,302 shares of the Company's common stock for $9.48 per share, and five year warrants to purchase an aggregate total of 23,737 shares of common stock for $10.00 per share. The Company received gross proceeds of approximately $900,000 from this private placement.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

 The financial statements presented herein reflect the consolidated financial position of Park City Group, Inc. and subsidiaries, including ReposiTrak and Prescient.  All inter-company transactions and balances have been eliminated in consolidation.

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

 During the years ended June 30, 2015, 2014 and 2013, the Company had one customer that accounted for greater than 10% of total revenue.

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

Allowance for Doubtful Accounts Receivable

 The Company offers credit terms on the sale of the Company’s products to a significant majority of the Company’s customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience and a specific review of accounts receivable at the end of each period. As of June 30, 2015, 2014 and 2013, the allowance for doubtful accounts was $94,000, $70,000, and $190,000, respectively.

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

 Goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Other intangible assets are amortized over their useful lives.  See Note 7 regarding impairment charges for the year ended June 30, 2015.

Warranties

 The Company offers a limited warranty against software defects.  Customers who are not completely satisfied with their software purchase may attempt to be reimbursed for their purchases outside the warranty period.  For the years ending June 30, 2015, 2014 and 2013, the Company did not incur any expense associated with warranty claims.

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

 During 2015, 2014 and 2013 capitalized development costs of $0, $73,082, and $146,166 respectively, were amortized into expense.  The Company amortizes its developed and purchased software on a straight-line basis over three and five years, respectively.

Research and Development Costs

 Research and development costs include personnel costs, engineering, consulting, and contract labor and are expensed as incurred for software that has not achieved technological feasibility.

Advertising Costs

Advertising is expensed as incurred. Advertising costs were approximately $21,000, $14,000, and $20,000 for the years ended June 30, 2015, 2014 and 2013, respectively.

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

 For the year ended June 30, 2015, 2014 and 2013 warrants to purchase 1,426,178, 317,373 and 436,110 shares of common stock, respectively, were not included in the computation of diluted EPS due to the anti-dilutive effect.  Warrants to purchase shares of common stock were outstanding at prices ranging from $3.50 to $10.00 per share at June 30, 2015.

 1,029,818 and 1,029,818 shares of common stock issuable upon conversion of the Company’s Series B Preferred were not included in the diluted EPS calculation for the years ended June 30, 2014 and 2013, respectively, as the effect would have been anti-dilutive.  Series B Preferred was no longer convertible to common stock for the year ended June 30, 2015.

	Year ended June 30, 2015	Year ended June 30, 2014	Year ended June 30, 2013
Dilutive effect of options and warrants	-	-	-
Weighted average shares outstanding assuming dilution	17,375,000	16,710,000	13,246,000

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

 The following table summarizes information about fixed stock warrants outstanding at June 30, 2015:

	Warrants Outstanding at June 30, 2015			Warrants Exercisable at June 30, 2015
Range of exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$3.50 – 4.00	1,325,697	4.25	$3.92	1,325,697	$3.92
$6.45 – 10.00	100,481	3.49	$7.29	100,481	$7.29
	1,426,178	4.20	$4.16	1,426,178	$4.16

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

At June 30, 2015, the Company had positive working capital of $5,032,139, as compared with positive working capital of $654,042 at June 30, 2014.  This $4,378,097 increase in working capital is principally due to the $7.6 million in proceeds received from the registered direct offering completed in April 2015 and private offering in January 2015, partially offset by the use of cash during the year ended June 30, 2015 caused by the increase in net loss during the period.  While no assurances can be given, management currently believes that the Company will increase its working capital position in future periods as a result of the projected increase in subscription revenue, among other factors, as well as reduce its indebtedness in subsequent periods utilizing existing cash resources and projected cash flow from operations.   In addition, management may also refinance or restructure certain of the Company’s indebtedness to extend the maturities of such indebtedness to address its short- and long-term working capital requirements.  Management believes that these initiatives will enable us to address our debt service requirements during the next twelve months, as well as fund our currently anticipated operations and capital spending requirements.  The financial statements do not reflect any adjustments should cash flow from operations be insufficient to meet our spending and debt service requirements, and we are otherwise unable to refinance or restructure our indebtedness.

NOTE 4.	RECEIVABLES

 Accounts receivable consist of the following:

	2015	2014
Accounts receivable	$1,734,591	$2,927,983
Allowance for doubtful accounts	(94,000)	(70,000)
	$1,640,591	$2,857,983

 Accounts receivable consist of trade accounts receivable and unbilled amounts recognized as revenue during the year for which invoices were sent subsequent to year-end.  Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

NOTE 5.	PROPERTY AND EQUIPMENT

 Property and equipment are stated at cost and consist of the following at June 30:

	2015	2014
Computer equipment	$3,269,403	$2,899,867
Furniture and fixtures	260,574	260,574
Leasehold improvements	231,782	231,782
	3,761,759	3,392,223
Less accumulated depreciation and amortization	(2,997,317)	(2,651,470)
	$764,442	$740,753

 Depreciation expense for the years ended June 30, 2015 and 2014 was $345,847 and $383,930, respectively.

NOTE 6.	CAPITALIZED SOFTWARE COSTS

 Capitalized software costs consist of the following at June 30:

	2015	2014
Capitalized software costs	$2,443,128	$2,443,128
Less accumulated amortization	(2,443,128)	(2,443,128)
	$-	$-

 Amortization expense for the years ended June 30, 2015 and 2014 was $0 and $73,082, respectively.

NOTE 7.	CUSTOMER RELATIONSHIPS

 Customer relationships consist of the following at June 30:

	2015	2014
Customer relationships	$6,230,112	$4,223,161
Less accumulated amortization	(2,727,458)	(2,305,142)
Less impairment charge	(1,495,703)	-
	$2,006,951	$1,918,019

 Amortization expense for the years ended June 30, 2015 and 2014 was $422,316 and $422,316, respectively.

The Company recognized a non-cash impairment charge of $1.5 million during the year ended June 30, 2015, due principally to decreased margins on customers acquired in connection with the Prescient acquisition.  In management’s determination, the carrying value of these relationships exceeded their estimated fair values as determined by future discounted cash flow projections.  When projecting the stream of future cash flows for purposes of determining long-lived asset recoverability, management makes assumptions, incorporating market conditions, sales growth rates, and operating expenses.

Estimated aggregate amortization expenses per year are as follows:

Years ending June 30:
2016	206,695
2017	206,695
2018	206,695
2019	206,695
Thereafter	1,204,171

NOTE 8.	ACCRUED LIABILITIES

 Accrued liabilities consist of the following at June 30, 2015 and 2014:

	2015	2014
Accrued stock-based compensation	$1,665,731	$1,122,188
Accrued compensation	506,064	352,764
Accrued other liabilities	225,140	171,930
Accrued dividends	124,176	154,473
	$2,521,111	$1,801,355

NOTE 9.	NOTES PAYABLE

 The Company had the following notes payable obligations at June 30, 2015 and 2014:

Notes Payable:	2015	2014
Note payable to a bank, due in monthly installments of $10,355 bearing interest at 3.95% due July 15, 2014. This note was retired effective July 15, 2014.	-	10,490
Note payable to a bank, due in monthly installments of $9,359 bearing interest at 4.9% due September 15, 2014. This note was retired effective September 15, 2014.	-	29,508
Note payable to a bank, due in monthly installments of $10,286 bearing interest at 4.39% due September 20, 2014, this note is a conversion of a multi-advance note payable initially put in place on September 21, 2010, secured by related capital equipment purchases. This note was retired effective September 20, 2014.	-	31,570
Note payable to a bank, due in monthly installments of $7,860 bearing interest at 3.73% due February 9, 2017, this note is a conversion of a multi-advance note payable initially put in place on February 19, 2012, secured by related capital equipment purchases.	152,530	239,293
Note payable to a bank, due in monthly installments of $7,860 bearing interest at 4.17% due August 26, 2018, this note is a conversion of a multi-advance note payable initially put in place on August 26, 2013, secured by related capital equipment purchases.	272,191	338,287
Note payable to a bank, due in monthly installments of $4,932 bearing interest at 4.91% due March 18, 2018, secured by related capital equipment purchases.	151,772	-
	576,493	649,148
Less current portion notes payable	(227,301)	(226,900)
	$349,192	$422,248

 Maturities of notes payable and capital leases at June 30, 2015 are as follows:

Year ending June 30:
2016	$227,292	$174,095
2017	$205,999	$150,047
2018	$135,333	$91,385
2019	$7,873	$6,721
2020	$-	$-

NOTE 10.	LINES OF CREDIT

 The Company’s line of credit with a bank has an annual interest rate of 1.71% + the greater of zero percent or LIBOR.  The line of credit is scheduled to mature on May 15, 2016. The balance on the line of credit was $2,500,000 at June 30, 2015.  The line of credit outstanding at June 30, 2014 for $1,200,000 was retired effective May 15, 2015.

NOTE 11.	DEFERRED REVENUE

 Deferred revenue consisted of the following at June 30:

	2015	2014
Subscription	$1,742,909	$855,462
Other	589,011	985,349
	$2,331,920	$1,840,811

NOTE 12.	INCOME TAXES

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

 Net deferred tax liabilities consist of the following components at June 30:

	2015	2014
Deferred tax assets:
NOL Carryover	$45,886,227	$45,484,720
Depreciation	-	-
Amortization	12,115	-
Allowance for Bad Debts	19,500	27,300
Accrued Expenses	649,635	455,041
Deferred Revenue	676,138	283,900
Deferred tax liabilities:
Depreciation	(140,838)	(120,626)
Amortization	-	(392,137)
Valuation allowance	(47,211,777)	(45,738,198)
Net deferred tax asset	$-	$-

 The income tax provision differs from the amounts of income tax determined by applying the US federal income tax rate to pretax income from continuing operations for the years ended June 30, 2015 and 2014 due to the following:

	2015	2014
Book Income	$(1,500,591)	$(971,157)
Stock for Services	172,502	(21,650)
Stock for Charity	61,601	-
Intangible impairment	583,324	-
Change in Accrual Stock	211,982	255,064
Life Insurance	26,438	30,390
Meals & Entertainment	12,885	12,793
Change in deferred revenue	(41,778)	(112,186)
Change in Allowance for doubtful accounts	(7,800)	(46,800)
Change in depreciation	(137,747)	(52,340)
NOL utilization	-	-
Valuation allowance	619,719	905,886
	$-	$-

 At June 30, 2015, the Company had net operating loss carry-forwards of approximately $117,657,000 that may be offset against past and future taxable income from the year 2013 through 2035.  No tax benefit has been reported in the June 30, 2015 condensed consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the condensed consolidated statements of operations in the provision for income taxes.  As of June 30, 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

    The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before June 30, 2011.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

Operating Leases

 In September, 2012, the Company entered into an office lease at 299 So. Main Street, Suite 2370, Salt Lake City, Utah, 84111, providing for the lease of approximately 5,300 square feet for a period of seven years, commencing on November 1, 2012.  The monthly rent is $13,122.

 Minimum future rental payments under the non-cancelable operating leases are as follows:

Year ending June 30:
2016	$160,215
2017	$165,024
2018	$169,993
2019	$73,847
2020	$-

 From time to time the Company may enter into or exit from diminutive operating lease agreements for equipment such as copiers, temporary back up servers, etc. These leases are not of a material amount and thus will not in the aggregate have a material adverse effect on our business, financial condition, results of operation or liquidity.

NOTE 14.	EMPLOYEE BENEFIT PLAN

 The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code.  Employees who have attained the age of 18 are eligible to participate.  The Company, at its discretion, may match employee’s contributions at a percentage determined annually by the board of directors.  The Company does not currently match contributions.  There were no expenses for the years ended June 30, 2015 and 2014.

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

 A schedule of the options and warrants activity for the years ended June 30, 2015 and 2014 is as follows:

	Number of Options	Number of Warrants	Price per share
Outstanding at June 30, 2012	12,880	50,000	$1.50-1.80
Granted	-	424,763	$3.50-3.60
Exercised	-	(30,644)	$1.80
Cancelled	(580)	(19,356)	$1.80-2.50
Expired	-	-	$-
Outstanding at June 30, 2013	12,300	424,763	$1.50-3.60
Granted	-	76,744	$6.45
Exercised	(12,300)	(184,134)	$1.50-3.60
Cancelled	-	-	$-
Expired	-	-	$-
Outstanding at June 30, 2014	-	317,373	$3.50-6.45
Granted	-	1,108,805	$4.00-10.00
Exercised	-	-	$-
Cancelled	-	-	$-
Expired	-	-	$-
Outstanding at June 30, 2015	-	1,426,178	$3.50-10.00

NOTE 16.	RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company had payables of $37,893 and $37, 051 to FMI at June 30, 2015 and 2014 respectively, under this agreement.

The Company did not have any other related party transactions as of June 30, 2015.

NOTE 18.	SUBSEQUENT EVENTS

        Subsequent to June 30, 2015, the Company issued 188,522 shares of common stock in connection with issuances under the Company's Employee Stock Purchase Plan and the vesting of employee stock grants.

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, and noted no subsequent events that are reasonably likely to impact the financial statements.