Form 10-K/A
period 2015-06-30
PARK CITY GROUP INC
filed 2015-10-09
CIK 50471

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

Park City Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended June 30, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on September 14, 2015 (the “Original 10-K”). The purpose of this Amendment is to amend Note 1 to the Company’s consolidated financial statement in Part II, “Item 8. Financial Statement and Supplementary Data” solely to correct certain figures in the unaudited pro-forma results of operations for the years ended June 30, 2015 and 2014, with regards to the Company’s acquisition of ReposiTrak, Inc.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certification exhibits have been revised accordingly.

This Amendment should be read in conjunction with the Original 10-K and the Company’s other filings made with the SEC subsequent to the filing of the Original 10-K on September 14, 2015. This Amendment is not intended to, nor does it, reflect events occurring after the filing of the Original 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above.

TABLE OF CONTENTS TO AMENDMENT NO. 1 TO
ANNUAL REPORT ON FORM 10-K/A OF PARK CITY GROUP, INC.
FOR THE YEAR ENDED JUNE 30, 2015

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

PART II

ITEM 8.	FINANCIAL STATEMENTS

      The information required hereunder in this Annual Report on Form 10-K is set forth in the financial statements and the notes thereto beginning on Page F-1.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits, Financial Statements and Schedules

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, Dated August 28, 2008 (1)
2.2	Form of Stock Purchase Agreement (1)
2.3	Form of Stock Voting Agreement (1)
2.4	Form of Promissory Note (2)
3.1	Articles Of Incorporation (3)
3.2	Certificate Of Amendment (4)
3.3	Certificate of Amendment (5)
3.4	Bylaws (3)
4.1	Certificate of Designation of the Series A Convertible Preferred Stock (6)
4.2	Certificate of Designation of the Series B Convertible Preferred Stock (7)
10.1	Subordinated Promissory Note, dated April 1, 2009, issued to Riverview Financial Corporation (8)
10.2	Amendment to Loan Agreement and Note, by and between U.S. Bank National Association and the Company, dated September 15, 2009 (9)
10.3	Term Loan Agreement, by and between U.S. Bank National Association and the Company, dated May 5, 2010 (10)
10.4	Amendment to Loan Agreement and Note, by and between U.S. Bank National Association and the Company, dated May 5, 2010 (10)
10.5	Promissory Note, dated August 25, 2009, issued to Baylake Bank (10)
10.6	ReposiTrak Omnibus Subscription Agreement (11)
10.7	ReposiTrak Promissory Note (11)
10.8	Fields Employment Agreement(14)
10.9	Services Agreement(14)
10.10	Form of Securities Purchase Agreement (15)
14.1	Code of Ethics and Business Conduct (12)
21	List of Subsidiaries (13)
23	Consent of HJ & Associates, LLC, dated October 9, 2015 *
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *

(1)	Incorporated by reference from our Form 8-K dated September 3, 2008.
(2)	Incorporated by reference from our Form 8-K dated September 15, 2008.
(3)	Incorporated by reference from our Form DEF 14C dated June 5, 2002.
(4)	Incorporated by reference from our Form 10-QSB for the year ended Sept 30, 2005.
(5)	Incorporated by reference from our Form 10-KSB dated September 29, 2006.
(6)	Incorporated by reference from our Form 8-K dated June 27, 2007.
(7)	Incorporated by reference from our Form 8-K dated July 21, 2010.
(8)	Incorporated by reference from our Form 8-K dated September 30, 2009.
(9)	Incorporated by reference from our Form 8-K dated October 1, 2009.
(10)	Incorporated by reference from our Form 8-K dated August 25, 2009.
(11)	Incorporated by reference from our Annual Report on Form 10-K dated September 23, 2014.
(12)	Incorporated by reference from our Form 10-KSB dated September 30, 2008.
(13)	Incorporated by reference from our Form 10-K dated September 13, 2011.
(14)	Incorporated by reference from our Form 10-K dated September 11, 2014.
(15)	Incorporated by reference from our Form 8-K dated May 13, 2015
*	Filed herewith

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK CITY GROUP, INC.
(Registrant)

Date: October 9, 2015	By:	/s/ Randall K. Fields
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

    Unaudited pro-forma results of operations for the twelve months ended June 30, 2015 and 2014, as though ReposiTrak had been acquired as of July 1, 2013, are as follows:

	Three Months Ended
	Sep 30, 2014	Dec 31, 2014	Mar 31, 2015	Jun 30, 2015	Year Ended 2015	Year Ended 2014
Revenue	$2,826,813	$2,932,825	$2,870,646	$2,941,511	$11,571,795	$9,777,431
Loss from Operations	(1,046,986)	(1,290,524)	(1,302,437)	(3,222,538)	(6,862,485)	(5,232,552)
Net Loss	(1,049,834)	(1,317,510)	(1,317,858)	(3,241,545)	(6,926,747)	(5,303,773)
Net Loss Applicable to Common Shareholders	(1,204,307)	(1,471,983)	(3,595,537)	(3,365,721)	(9,637,548)	(5,921,664)
Basic and Diluted EPS	(0.07)	(0.08)	(0.20)	(0.18)	(0.53)	(0.34)

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