Form 10-Q
period 2015-09-30
PARK CITY GROUP INC
filed 2015-11-09
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes  [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Common Stock, $0.01 par value: 19,154,719 shares as of November 9, 2015.

PARK CITY GROUP, INC.

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets

Assets	September 30, 2015	June 30, 2015
Current Assets:	(unaudited)
Cash and cash equivalents	$6,557,084	$11,325,572
Short-term marketable securities	4,635,482	-
Receivables, net of allowance of $68,000 and $94,000 at September 30, 2015 and June 30, 2015, respectively	1,799,288	1,640,591
Prepaid expense and other current assets	467,153	463,427

Total current assets	13,459,007	13,429,590

Property and equipment, net	686,780	764,442

Other assets:
Deposits and other assets	14,866	14,866
Customer relationships	1,281,150	1,314,000
Goodwill	20,883,886	20,883,886

Total other assets	22,179,902	22,212,752

Total assets	$36,325,689	$36,406,784

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$995,624	$817,119
Accrued liabilities	1,942,502	2,521,111
Deferred revenue	2,232,863	2,331,920
Line of credit	2,500,000	2,500,000
Note payable	229,731	227,301

Total current liabilities	7,900,720	8,397,451

Long-term liabilities:
Notes payable, less current portion	290,868	349,192
Other long-term liabilities	72,851	75,518

Total liabilities	8,264,439	8,822,161

Commitments and contingencies

Stockholders' equity:
Series B Preferred stock, $0.01 par value, 700,000 shares authorized; 625,375 and 625,375 shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively	6,254	6,254
Series B-1 Preferred stock, $0.01 par value, 300,000 shares authorized; 74,200 and 74,200 shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively	742	742
Common stock, $0.01 par value, 50,000,000 shares authorized; 19,095,137 and 18,875,586 issued and outstanding at September 30, 2015 and June 30, 2015, respectively	190,954	188,759
Additional paid-in capital	71,381,162	70,296,496
Accumulated other comprehensive loss	(3,554)	-
Accumulated deficit	(43,514,308)	(42,907,628)

Total stockholders’ equity	28,061,250	27,584,623

Total liabilities and stockholders’ equity	$36,325,689	$36,406,784

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (unaudited)

	Three Months Ended September 30,
	2015	2014
Revenues:	$3,098,631	$3,333,519

Operating expenses:
Cost of services and product support	1,174,546	1,348,379
Sales and marketing	1,442,572	1,337,435
General and administrative	777,330	894,972
Depreciation and amortization	129,098	187,395

Total operating expenses	3,523,546	3,768,181

Loss from operations	(424,915)	(434,662)

Other expense:
Interest income (expense)	17,623	58,599

Loss before income taxes	(407,292)	(376,063)

(Provision) benefit for income taxes:
Net loss	(407,292)	(376,063)

Dividends on preferred stock	(199,388)	(154,473)

Net loss applicable to common shareholders	$(606,680)	$(530,536)

Weighted average shares, basic and diluted	19,042,000	17,088,000
Basic and diluted loss per share	$(0.03)	$(0.03)

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Comprehensive Loss (unaudited)

	Three Months Ended September 30,
	2015	2014
Net Loss applicable to common shareholders	$(606,680)	$(530,536)
Other Comprehensive Loss:
Unrealized loss on marketable securities	(3,554)	-
Comprehensive loss	$(610,234)	$(530,536)

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(407,292)	$(376,063)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	129,098	187,395
Stock compensation expense	261,833	543,972
Bad debt expense	33,576	7,033
(Increase) decrease in:
Trade receivables	(192,273)	215,742
Prepaids and other assets	(3,726)	(135,416)
(Decrease) increase in:
Accounts payable	178,505	167,123
Accrued liabilities	(51,968)	(34,778)
Deferred revenue	(99,057)	(86,577)

Net cash (used in) provided by operating activities	(151,304)	488,431

Cash Flows From Investing Activities:
Cash advanced on note receivable	-	(400,000)
Purchase of property and equipment	(18,586)	(8,997)
Purchase of marketable securities	(4,639,036)	-
Net cash used in investing activities	(4,657,622)	(408,997)

Cash Flows From Financing Activities:
Proceeds from employee stock plans	98,976	98,414
Proceeds from issuance of note payable	-	8,213
Dividends paid	(2,644)	(154,473)
Payments on notes payable and capital leases	(55,894)	(106,198)

Net cash provided by (used in) financing activities	40,438	(154,044)

Net decrease in cash and cash equivalents	(4,768,488)	(74,610)

Cash and cash equivalents at beginning of period	11,325,572	3,352,559

Cash and cash equivalents at end of period	$6,557,084	$3,277,949

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$8,680	$10,016

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common Stock to pay accrued liabilities	$987,885	$745,248
Dividends accrued on preferred stock	$199,388	$154,473

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.  DESCRIPTION OF BUSINESS

The Company is incorporated in the state of Nevada.  The Company has three subsidiaries, PC Group, Inc. (formerly, Park City Group, Inc., a Delaware corporation), a Utah Corporation (98.76% owned), Park City Group, Inc., (formerly, Prescient Applied Intelligence, Inc.), a wholly owned Delaware Corporation, and ReposiTrak, Inc., a wholly owned Utah corporation (“ReposiTrak”).  All intercompany transactions and balances have been eliminated in consolidation.

The Company designs, develops, markets and supports proprietary software products. These products are designed for businesses having multiple locations to assist in the management of business operations on a daily basis and communicate results of operations in a timely manner.   As a result of the acquisition of ReposiTrak in June 2015, the Company also provides food retailers and suppliers with a robust solution to help them protect their brands and remain in compliance with the rapidly evolving regulations in the Food Safety Modernization Act (“FSMA”). Additionally, ReposiTrak enables traceability of products and their ingredients as they move between trading partners.

The Company has also built a consulting practice for business improvement that centers on the Company’s proprietary software products. The principal markets for the Company's products are multi-store retail and convenience store chains, branded food manufacturers, suppliers and distributors, and manufacturing companies, which have operations in North America, Europe, Asia and the Pacific Rim.

Recent Developments

During the year ended June 30, 2015, the Company entered into agreements with each of the stockholders of ReposiTrak, including Leavitt Partners, LP and LP Special Asset 4, LLC, to acquire all of the outstanding capital stock of ReposiTrak (the “ReposiTrak Shares”) in exchange for shares of the Company’s common stock, par value $0.01 per share (the “ReposiTrak Acquisition”).   On June 30, 2015, the Company consummated the ReposiTrak Acquisition.  As a result, ReposiTrak became a 100% owned subsidiary of the Company.   The ReposiTrak Acquisition creates an opportunity for the Company to add customers by expanding the services we offer to our existing customer base, to ReposiTrak customers.

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

The purchase price consisted of 873,438 shares of our common stock.  The fair value of the shares issued was $10,821,897 and was determined using the closing price of our common stock on June 30, 2015.  The price paid to acquire ReposiTrak was $10,830,897, approximately $9,000 of which was for direct transaction costs associated with the issuance of equity.    The net acquisition cost of $10,799,778, which excludes $31,119 of cash acquired from ReposiTrak, was allocated based on their estimated fair value of the assets acquired and liabilities assumed, as follows:

	Originally Filed	Adjustments*	Finalized Values
Receivables	$152,340	$-	$152,340
Prepaid expenses	17,500	-	17,500
Customer relationships	2,006,951	(692,951)	1,314,000
Goodwill	15,385,002	692,951	16,077,953
Accounts payable	(128,126)	-	(128,126)
Deferred revenue	(598,232)	-	(598,232)
Net assets acquired	16,835,435	-	16,835,435
Common stock issued	10,821,897	-	10,821,897
Receivables eliminated in consolidation	6,035,657	-	6,035,657

Cash received in acquisition	$22,119	$-	$22,119

*Adjustments due to finalization of valuation. The adjusted values are reflected retrospectively in the balance sheet for the period ended June 30, 2015.

The accompanying audited consolidated financial statements of the Company as of and for the year ended June 30, 2015 contain the results of operations of ReposiTrak from June 30, 2015.

Unaudited pro-forma results of operations for the twelve months ended June 30, 2015 and 2014, as though ReposiTrak had been acquired as of July 1, 2013, are as follows:

	Three Months Ended
	Sep 30, 2014	Dec 31, 2014	Mar 31, 2015	Jun 30, 2015	Year Ended 2015	Year Ended 2014
Revenue	$2,826,813	$2,932,825	$2,870,646	$2,941,511	$11,571,795	$9,777,431
Loss from Operations	$(1,046,986)	$(1,290,524)	$(1,302,437)	$(3,222,538)	$(6,862,485)	$(5,232,552)
Net Loss	$(1,049,834)	$(1,317,510)	$(1,317,858)	$(3,241,545)	$(6,926,747)	$(5,303,773)
Net Loss Applicable to Common Shareholders	$(1,204,307)	$(1,471,983)	$(3,595,537)	$(3,365,721)	$(9,637,548)	$(5,921,664)
Basic and Diluted EPS	$(0.07)	$(0.08)	$(0.20)	$(0.18)	$(0.53)	$(0.34)

Basis of Financial Statement Presentation

The interim financial information of the Company as of September 30, 2015 and for the three months ended September 30, 2015 and 2014 is unaudited, and the balance sheet as of June 30, 2015 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2015. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2015.

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

Trade account receivables are stated at the amount the Company expects to collect. Receivables are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances may be required.

Allowance for Doubtful Accounts Receivable

The Company offers credit terms on the sale of the Company’s products to a significant majority of the Company’s customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience and a specific review of accounts receivable at the end of each period. As of September 30, 2015 and June 30, 2015 the allowance for doubtful accounts was $68,000 and $94,000, respectively.

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

Warranties

The Company offers a limited warranty against software defects.  Customers who are not completely satisfied with their software purchase may attempt to be reimbursed for their purchases outside the warranty period.  For the three months ending September 30, 2015 and 2014, the Company did not incur any expense associated with warranty claims and no accrual for warranty claims is included in the financial statements.

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

Premium support and maintenance service revenue is derived from services beyond the basic services provided in standard arrangements.  We recognize premium service and maintenance revenue ratably over the contract terms beginning on the commencement dates of each contract or when revenue recognition conditions are satisfied. In instances where these services are paid in advance, deferred revenue is recognized and revenue is recorded ratably over the term as services are consumed.

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

The Company's revenue, to a lesser extent, is also earned under license arrangements. Licenses generally include multiple elements that are delivered up front or over time. Vendor specific objective evidence of fair value of the hosting and support elements is based on the price charged at renewal when sold separately, and the license element is recognized into revenue upon delivery.  The hosting and support elements are recognized ratably over the contractual term.

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

For the three months ended September 30, 2015 and 2014 warrants to purchase 1,426,178 and 317,373 shares of common stock, respectively, were not included in the computation of diluted EPS due to the anti-dilutive effect.  Warrants to purchase shares of common stock were outstanding at prices ranging from $3.50 to $10.00 per share at September 30, 2015.

For the three months ended September 30, 2014, 1,029,818 shares of common stock issuable upon conversion of the Company’s Series B Convertible Preferred Stock (“Series B Preferred”) were not included in the diluted EPS calculation as the effect would have been anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value.

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the condensed consolidated statements of comprehensive loss. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves.  The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of interest income.

Fair Value Measurement

The Company measures its cash equivalents, marketable securities, and foreign currency derivative contracts at fair value. The additional disclosures regarding the Company’s fair value measurements are included in Note 3 “Investments.”

NOTE 3.  INVESTMENTS

                Marketable Securities at September 30, 2015 consisted of the following:

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate Bonds	$4,639,036	$7,061	$(10,615)	$4,635,482

The contractual maturities of the marketable securities are 1-5 years as of September 30, 2015.  The Company accounts for its marketable securities portfolio as available for sale investments.  All securities are recorded as current regardless of contractual maturities.
        All of the Company’s fair value measurements for cash equivalents and marketable securities are classified within Level 1 because the Company’s cash equivalents and marketable securities are valued using quoted market prices. The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1.   Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2.   Other inputs that are directly or indirectly observable in the marketplace.
Level 3.   Unobservable inputs which are supported by little or no market activity.

NOTE 4.  WARRANTS

The following tables summarize information about warrants outstanding and exercisable at September 30, 2015:

	Warrants			Warrants
	Outstanding			Exercisable
	at September 30, 2015			at September 30, 2015
Range of exercise prices	Number outstanding at September 30, 2015	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at September 30, 2015	Weighted average exercise price

Warrants
$3.50 – 4.00	1,325,697	4.00	$3.92	1,325,697	$3.92
$6.45 – 10.00	100,481	3.24	$7.29	100,481	$7.29
	1,426,178	3.95	$4.16	1,426,178	$4.16

NOTE 5.  RELATED PARTY TRANSACTIONS

 Services Agreement with Fields Management, Inc.

During the three months ended September 30, 2015, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Mr. Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Randall K. Fields, FMI’s designated Executive, who also serves as the Company’s Chairman of the Board of Directors, controls FMI.

The Company had payables of $31,335 and $37,893 to FMI at September 30, 2015 and June 30, 2015, respectively, under this agreement.

NOTE 6.  PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and consist of the following at September 30, 2015 and June 30, 2015:

	September 30, 2015	June 30, 2015
Computer equipment	$3,287,989	$3,269,403
Furniture and fixtures	260,574	260,574
Leasehold improvements	231,782	231,782
	3,780,345	3,761,759
Less accumulated depreciation and amortization	(3,093,565)	(2,997,317)
	$686,780	$764,442

NOTE 7.  ACCRUED LIABILITIES

    Accrued liabilities consist of the following at September 30, 2015 and June 30, 2015:

	September 30, 2015	June 30, 2015
Accrued stock-based compensation	$939,680	$1,665,731
Accrued compensation	446,986	506,064
Accrued dividends	320,920	124,176
Accrued other liabilities	234,916	225,140
	$1,942,502	$2,521,111

NOTE 8.  PREFERRED DIVIDENDS

The Company's Series B Preferred are held by affiliates of the Company, consisting of the Chief Executive Officer, his spouse, and a director. Prior to the Series B Restructuring described under Note 1, holders of Series B Preferred were entitled to a 15.00% annual dividend payable quarterly in cash, which would have increased to 18.00% effective July 1, 2015.

In connection with the Series B Restructuring, the Company amended the Certificate of Designation of the Relative Rights, Powers and Preference of the Series B Preferred to decrease the rate at which the Series B Preferred accrues dividends to 7% per annum, if such dividends are paid by the Company in cash, and to 9% if the Company elects to pay such dividends in PIK Shares.  As a result of an amendment to the Series B Restructuring consummated on March 31, 2015, in the event the Company elects to pay dividends in PIK Shares, shares of a newly created non-voting, non-convertible Series B-1 Preferred Stock will be issued, rather than shares of Series B Preferred.

NOTE 9.  INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2009.

NOTE 10.  SUBSEQUENT EVENTS

Subsequent to September 30, 2015, the Company issued 59,582 shares of common stock in connection with issuances under the Company's Employee Stock Purchase Plan for the vesting of employee stock grants. The Company also issued 19,410 shares of Series B-1 preferred shares for dividends paid in kind on the outstanding preferred stock.

We have evaluated subsequent events through the date of this filing in accordance with the Subsequent Events Topic of the FASB ASC 855, and have determined that, other than the events described above, no additional subsequent events are reasonably likely to impact the financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company’s Annual Report on Form 10-K for the year ended June 30, 2015 is incorporated herein by reference.

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

Overview

Park City Group, Inc. (the “Company”) is a SaaS provider that brings unique visibility to the consumer goods supply chain, delivering actionable information that ensures product is on the shelf when the consumer expects it.  Our service increases our customers’ sales and profitability while enabling lower inventory levels for both retailers and their suppliers.  As a result of the acquisition of ReposiTrak in June 2015, the Company also provides food retailers and suppliers with a robust solution to help them protect their brands and remain in compliance with the rapidly evolving regulations in the Food Safety Modernization Act (“FSMA”). Additionally, ReposiTrak enables traceability of products and their ingredients as they move between trading partners.

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

The Company is incorporated in the state of Nevada.  The Company has three subsidiaries, PC Group, Inc. (formerly, Park City Group, Inc., a Delaware corporation), a Utah Corporation (98.76% owned), Park City Group, Inc., (formerly, Prescient Applied Intelligence, Inc.), a Delaware corporation, and ReposiTrak, Inc., a Utah corporation.  Both Park City Group, Inc. and ReposiTrak are wholly owned subsidiaries of the Company.  All intercompany transactions and balances have been eliminated in consolidation.   All intercompany transactions and balances have been eliminated in consolidation.

Our principal executive offices of the Company are located at 299 South Main Street, Suite 2370, Salt Lake City, Utah 84111.  Our telephone number is (435) 645-2000.  Our website address is http://www.parkcitygroup.com.

Recent Developments

During the year ended June 30, 2015, the Company entered into agreements with each of the stockholders of ReposiTrak, including Leavitt Partners, LP and LP Special Asset 4, LLC, to acquire all of the outstanding capital stock of ReposiTrak (the “ReposiTrak Shares”) in exchange for shares of the Company’s common stock, par value $0.01 per share (the “ReposiTrak Acquisition”). On June 30, 2015, the Company consummated the ReposiTrak Acquisition and issued an aggregate total of 873,438 shares of its common stock in exchange for the ReposiTrak Shares. Immediately following the completion of the ReposiTrak Acquisition, ReposiTrak became a wholly owned subsidiary of the Company.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014.

Revenue

	Fiscal Quarter Ended September 30,		Variance
	2015	2014	Dollars	Percent
Revenues	$3,098,631	$3,333,519	$(234,888)	-7%

Revenue was $3,098,631 and $3,333,519 for the three months ended September 30, 2015 and 2014, respectively, a 7% decrease.  This $234,888 decrease in revenue was principally due to the elimination of subscription and management fees for ReposiTrak as a result of the acquisition of ReposiTrak in June 2015.  This was partially offset by an increase in subscription revenues for both the Company’s supply chain and ReposiTrak food safety businesses.

Management believes that the Company’s strategy of pursuing contracts with suppliers (“spokes”) that connect to retail customers (“hubs”) will continue to result in increased revenue during the fiscal year ending June 30, 2015, and in subsequent periods.  In addition, management believes that revenue in subsequent periods will increase as a result of the receipt of subscription payments from suppliers to ReposiTrak for food safety services.

Cost of Services and Product Support

	Fiscal Quarter Ended September 30,		Variance
	2015	2014	Dollars	Percent
Cost of services and product support	$1,174,546	$1,348,379	$(173,833)	-13%
Percent of total revenue	38%	40%

Cost of services and product support was $1,174,546 and $1,348,379 for the three months ended September 30, 2015 and 2014, respectively, a 13% decrease in the three months ended September 30, 2015 compared with the three months ended September 30, 2014.  This decrease of $173,833 for the quarter ended September 30, 2015 when compared with the same period ended September 30, 2014 is principally due to a decrease in employee related expenses of approximately $170,000.

Sales and Marketing Expense

	Fiscal Quarter Ended September 30,		Variance
	2015	2014	Dollars	Percent
Sales and marketing	$1,442,572	$1,337,435	$105,137	8%
Percent of total revenue	47%	40%

Sales and marketing expense was $1,442,572 and $1,337,435 for the three months ended September 30, 2015 and 2014, respectively, an 8% increase.  This $105,137 increase over the comparable quarter was primarily the result of (i) an increase of approximately $69,000 in expense associated with the acquisition of ReposiTrak, (ii) an increase of approximately $59,000 in employee related expenses for marketing activities, and (iii) an increase of approximately $22,000 in advertising and other marketing related expenses.  These increases were partially offset by a decrease of approximately $45,000 in travel expenses for marketing activities.    Management expects sales and marketing expenses to remain at current levels to support anticipated growth in subscription revenue, among other factors.

General and Administrative Expense

	Fiscal Quarter Ended September 30,		Variance
	2015	2014	Dollars	Percent
General and administrative	$777,330	$894,972	$(117,642)	-13%
Percent of total revenue	25%	27%

General and administrative expense was $777,330 and $894,972 for the three months ended September 30, 2015 and 2014, respectively, a 13% decrease in the three months ended September 30, 2015 compared with the three months ended September 30, 2014.  This $117,642 decrease when comparing expenditures for the quarter ended September 30, 2015 with the same period ended September 30, 2014 is principally due to a decrease in employee related expenses of approximately $245,000. The decrease in general and administrative expense during the comparable period ended September 30, 2014 was partially offset by (i) an increase in professional fees of approximately $78,000 incurred in connection with the acquisition of ReposiTrak and (ii) an increase in bad debt expense and other administrative related expenses of approximately $49,000.

Depreciation and Amortization Expense

	Fiscal Quarter Ended September 30,		Variance
	2015	2014	Dollars	Percent
Depreciation and amortization	$129,098	$187,395	$(58,297)	31%
Percent of total revenue	4%	6%

Depreciation and amortization expense was $129,098 and $187,395 for the three months ended September 30, 2015 and 2014, respectively, a decrease of 31% in the three months ended September 30, 2015 compared with the three months ended September 30, 2014.  This comparative decrease of $58,297 is related to decreased customer list amortization due to the impairment charge taken in the fiscal year ended June 30, 2015.

Other Income and Expense

	Fiscal Quarter Ended September 30,		Variance
	2015	2014	Dollars	Percent
Interest income (expense)	$17,623	$58,599	$(40,976)	-70%
Percent of total revenue	1%	2%

Interest income (expense) was income of $17,623 and $58,599 for the three months ended September 30, 2015 and 2014, respectively.  This change of $40,976 for the quarter ended September 30, 2015 when compared to the quarter ended September 30, 2014 is due to interest income on notes receivable that were eliminated as a result of the consolidation of ReposiTrak.

Preferred Dividends

	Fiscal Quarter Ended September 30,		Variance
	2015	2014	Dollars	Percent
Preferred dividends	$199,388	$154,473	$44,915	29%
Percent of total revenue	6%	5%

Dividends accrued on the Company’s Series B Preferred and Series B-1 Preferred was $199,388 for the quarter ended September 30, 2015, compared to dividends accrued on the Series B Preferred of $154,473 for the quarter ended September 30, 2014.  This $44,915 increase is primarily attributable to the determination by the Company to pay dividends in kind for the quarter ended June 30, 2015, which resulted in an adjustment to dividends in the current period. Of the dividends accrued during the quarter ended September 30, 2015, $194,100 was paid through the issuance of 19,410 shares of Series B-1 Preferred.

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

	As of September 30,		Variance
	2015	2014	Dollars	Percent
Cash and cash equivalents	$6,557,084	$3,277,949	$3,279,135	100%

We have historically funded our operations with cash from operations, equity financings and debt borrowings. Cash was $6,557,084 and $3,277,949 at September 30, 2015 and 2014, respectively.  This $3,279,135 increase from September 30, 2014 to September 30, 2015 was principally the result of the receipt of net proceeds of approximately $6.7 million received from the registered direct offering completed in April 2015 and approximately $900,000 in net proceeds from the private offering in January 2015. These increases were partially offset by investments in short term marketable securities of approximately $4.6 million.

Net Cash Flows from Operating Activities

	Three Months Ended September 30,		Variance
	2015	2014	Dollars	Percent
Cash (used in) provided by operating activities	$(151,304)	$488,431	$(639,735)	-131%

Net cash provided by operating activities is summarized as follows:

	Three Months Ended September 30,
	2015	2014
Net (loss) income	$(407,292)	$(376,063)
Noncash expense and income, net	424,507	738,400
Net changes in operating assets and liabilities	(168,519)	126,094
	$(151,304)	$488,431

Noncash expense decreased by $313,893 in the three months ended September 30, 2015 compared to September 30, 2014.  Noncash expense decreased as a result of a $282,000 decrease in stock compensation expense and a $58,000 decrease in depreciation and amortization expense.  These increases were partially offset by an increase of $27,000 in bad debt expense.

Net Cash Flows from Investing Activities

	Three Months Ended September 30,		Variance
	2015	2014	Dollars	Percent
Cash used in investing activities	$(4,657,622)	$(408,997)	$4,248,625	1039%

Net cash used in investing activities for the three months ended September 30, 2015 was $4,657,622 compared to net cash used in investing activities of $408,997 for the three months ended September 30, 2014.  This $4,248,625 increase in cash used in investing activities for the three months ended September 30, 2015 when compared to the same period in 2014 was the result of funds used to purchase short-term marketable securities.  This increase was partially offset by funds loaned to ReposiTrak during the quarter ended September 30, 2014, which were eliminated due to the acquisition of ReposiTrak and consolidation of the Company's financial statements.

Net Cash Flows from Financing Activities

	Three Months Ended September 30,		Variance
	2015	2014	Dollars	Percent
Cash provided by (used in) financing activities	$40,438	$(154,044)	$194,482	126%

Net cash provided by financing activities totaled $40,438 for the three months ended September 30, 2015 as compared to cash used in financing activities of $154,044 for the three months ended September 30, 2014.  The change in net cash related to financing activities is primarily attributable to the decreases in (i) dividends paid in cash and (ii) cash payments on notes payable.

Working Capital

At September 30, 2015, the Company had working capital of $5,558,287 when compared with working capital of $5,032,139 at June 30, 2015.  This $526,148 increase in working capital is principally due to decreases in accrued liabilities, deferred revenue and cash, partially offset by increases in accounts payable and accounts receivable.   While no assurances can be given, management currently believes that the Company will increase its working capital position in subsequent periods, and thereby reduce its indebtedness utilizing existing cash resources and projected cash flow from operations.

	As of September 30,	As of June 30,	Variance
	2015	2015	Dollars	Percent
Current assets	$13,459,007	$13,429,590	$29,417	-%

Current assets as of September 30, 2015 totaled $13,459,007 an increase of $29,417 when compared to $13,429,590 as of June 30, 2015. Current assets have remained flat due a decrease in cash offset by an increase in accounts receivable and marketable securities.

	As of September 30,	As of June 30,	Variance
	2015	2015	Dollars	Percent
Current liabilities	$7,900,720	$8,397,451	$(496,731)	-6%

Current liabilities totaled $7,900,720 as of September 30, 2015 as compared to $8,397,451 as of June 30, 2015.  The $496,731 comparative decrease in current liabilities is principally due to decreases in accrued liabilities and deferred revenue.  These decreases were partially offset by an increase in accounts payable.

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

Recent Accounting Pronouncements

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This update, which is part of the FASB’s larger Simplification Initiative project aimed at reducing the cost and complexity of certain areas of the accounting codification, requires that an acquirer recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined.  Furthermore, the acquirer should record in the same period’s financial statements, the effect on earnings from any changes in depreciation, amortization, or other items impacting income. These changes resulting from adjustments to provisional amounts should be calculated as if the accounting had been completed at the actual acquisition date. Lastly, the update requires the acquirer to present separately on the face of the income statement or in the footnote disclosures the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the actual acquisition date. This update is effective for fiscal years beginning after December 15, 2016. The amendments in this Update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted. The Company notes that this guidance does apply to its reporting requirements and will implement the new guidance accordingly.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This update was issued in response to feedback from preparers, practitioners, and users of financial statements to see the effective date of the new guidance on revenue recognition delayed in order to allow a smoother transition. This update pushes the effective date for the new guidance back for public entities, certain not-for-profit entities, and certain employee benefit plans to annual reporting periods beginning after December 15, 2017, along with any interim reporting periods in that same period. All other entities will be required to implement the new guidance to reporting periods beginning after December 15, 2018 and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company notes that this guidance does apply to its reporting requirements and will implement the new guidance accordingly; however, due to the extensive nature of the new revenue recognition standard, the Company is evaluating the impact this new guidance will have on its financials.

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

Hosting, premium support and maintenance service revenue is derived from services beyond the basic services provided in standard arrangements.  We recognize hosting, premium service and maintenance revenue ratably over the contract terms beginning on the commencement dates of each contact or when revenue recognition conditions are satisfied. In instances where hosting, premium support or maintenance service is paid in advance, deferred revenue is recognized and revenue is recording ratably over the term as services are consumed.

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

Our exposure to interest rate changes related to borrowing has been limited by the use of fixed rate borrowings on the majority of our outstanding debt, and we believe the effect, if any, or reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.  At September 30, 2015, the debt portfolio was composed of approximately 91% variable-rate debt and 9% fixed-rate debt.

	September 30,
	2015 (unaudited)	Percent of Total Debt
Fixed rate debt	$269,159	9%
Variable rate debt	2,751,440	91%
Total debt	$3,020,599	100%

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2015:

Cash:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$6,557,084	0.4%
Short-Term Marketable Securities	$4,635,482	2.0%

ITEM 4.  CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2015. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

    The Company had a net loss of $407,292 for the quarter ended September 30, 2015, compared to a net loss of $376,063 for the same period ended September 30, 2014.  There can be no assurance that the Company will return to profitability, or reliably or consistently operate profitably in future periods. If the Company does not operate profitably in the future, the Company’s current cash resources will be used to fund the Company’s operating losses.  Continued losses would have an adverse effect on the long-term value of the Company’s common stock and any investment in the Company.  The Company cannot give any assurance that the Company will continue to generate revenue or have sustainable profits.

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

The Company faces risks associated with the acquisition of ReposiTrak.

    Our recent acquisition of ReposiTrak may not achieve expected returns and other benefits as a result of various factors, including adoption by food retailers and suppliers of ReposiTrak’s track and trace solution that enables traceability as products and their ingredients move between trading partners, as well as compliance with the Food Safety Modernization Act (“FSMA”).  In addition, the first installations of ReposiTrak™ began in August 2012, and market and product data related to these implementations is still being analyzed.  In the event the results fail to meet anticipated results, the market for ReposiTrak’s services may not materialize as currently anticipated.

 The Company faces risks associated with new product introductions, including ReposiTrak.

            The Company continually receives and analyzes market and product data on products being developed by the Company, and the Company may endeavor to develop and commercialize new product offerings based on this data.  The following risks apply to potential new product offerings, including ReposiTrak:

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

The Company’s officers and directors, including our Chief Executive Officer, Randall K. Fields, control approximately 33% of the Company’s common stock.  Mr. Fields, individually, controls 27% of the Company’s common stock. Consequently, Mr. Fields individually, and the Company’s officers and directors, as stockholders acting together, are able to significantly influence all matters requiring approval by the Company’s stockholders, including the election of directors and significant corporate transactions, such as mergers or other business combination transactions.

The Company’s corporate charter contains authorized, unissued “blank check” preferred stock issuable without stockholder approval with the effect of diluting then current stockholder interests.

The Company’s certificate of incorporation currently authorizes the issuance of up to 30,000,000 shares of ‘blank check’ preferred stock with designations, rights, and preferences as may be determined from time to time by the Company’s Board of Directors.  As of September 30, 2015, a total of 625,375 shares of Series B Preferred and 74,200 of Series B-1 Preferred were issued and outstanding.  The Company’s board of directors is empowered, without stockholder approval, to issue one or more additional series of preferred stock with dividend, liquidation, conversion, voting, or other rights that could dilute the interest of, or impair the voting power of, the Company’s common stockholders.  The issuance of an additional series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit 10.1	Employment Agreement by and between Todd Mitchell and Park City Group, Inc., dated September 28, 2015. (1)
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1) Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed September 30, 2015.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2015	PARK CITY GROUP, INC.

	By:	/s/ Randall K. Fields
Randall K. Fields Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: November 9, 2015	By:	/s/ Todd Mitchell
Todd Mitchell Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)