Form 10-Q
period 2015-12-31
PARK CITY GROUP INC
filed 2016-02-08
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended December 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to .

Commission File Number 001-34941

PARK CITY GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

299 South Main Street, Suite 2370 Salt Lake City, UT 84111
(Address of principal executive offices)

(435) 645-2000
(Registrant's telephone number)

Indicate by check market whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large-accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by checkmark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes  [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Stock, $0.01 par value, 19,200,458 shares as of February 8, 2016.

PARK CITY GROUP, INC.

i

 PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets

Assets	December 31, 2015	June 30, 2015
Current Assets:	(unaudited)
Cash and cash equivalents	$7,309,567	$11,325,572
Short-term marketable securities	3,967,404	-
Receivables, net of allowance of $40,400 and $94,000 at December 31, 2015 and June 30, 2015, respectively	2,562,131	1,640,591
Prepaid expense and other current assets	448,499	463,427

Total current assets	14,287,601	13,429,590

Property and equipment, net	597,693	764,442

Other assets:
Deposits and other assets	14,866	14,866
Capitalized software costs, net	77,382	-
Customer relationships	1,248,300	1,314,000
Goodwill	20,883,886	20,883,886

Total other assets	22,224,434	22,212,752

Total assets	$37,109,728	$36,406,784

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$826,875	$817,119
Accrued liabilities	1,829,902	2,521,111
Deferred revenue	2,707,367	2,331,920
Line of credit	2,500,000	2,500,000
Note payable	232,167	227,301

Total current liabilities	8,096,311	8,397,451

Long-term liabilities:
Notes payable, less current portion	231,899	349,192
Other long-term liabilities	69,791	75,518

Total liabilities	8,398,001	8,822,161

Commitments and contingencies

Stockholders' equity:
Series B Preferred stock, $0.01 par value, 700,000 shares authorized; 625,375 shares issued and outstanding at December 31, 2015 and June 30, 2015	6,254	6,254
Series B-1 Preferred stock, $0.01 par value, 300,000 shares authorized; 94,200 and 74,200 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	942	742
Common stock, $0.01 par value, 50,000,000 shares authorized; 19,165,830 and 18,875,586 issued and outstanding at December 31, 2015 and June 30, 2015, respectively	191,661	188,759
Additional paid-in capital	71,953,547	70,296,496
Accumulated other comprehensive loss	(36,992)	-
Accumulated deficit	(43,403,685)	(42,907,628)

Total stockholders’ equity	28,711,727	27,584,623

Total liabilities and stockholders’ equity	$37,109,728	$36,406,784

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Revenues	$3,536,792	$3,480,004	$6,635,423	$6,813,523

Operating expenses:
Cost of services and product support	998,928	1,355,404	2,173,474	2,703,783
Sales and marketing	1,401,068	1,534,396	2,843,640	2,871,831
General and administrative	732,444	986,930	1,509,774	1,881,902
Depreciation and amortization	127,416	187,364	256,514	374,759

Total operating expenses	3,259,856	4,064,094	6,783,402	7,832,275

Income (loss) from operations	276,936	(584,090)	(147,979)	(1,018,752)

Other expense:
Interest income (expense)	3,691	43,214	21,314	101,813
Gain on disposition of investment	556	-	556	-

Income (loss) before income taxes	281,183	(540,876)	(126,109)	(916,939)

(Provision) benefit for income taxes:	-	-	-	-
Net income (loss)	281,183	(540,876)	(126,109)	(916,939)

Dividends on preferred stock	(170,560)	(154,473)	(369,948)	(308,946)

Net income (loss) applicable to common shareholders	$110,623	$(695,349)	$(496,057)	$(1,225,885)

Weighted average shares, basic	19,147,000	17,193,000	19,094,000	17,141,000
Weighted average shares, diluted	20,034,000	17,193,000	19,094,000	17,141,000
Basic income (loss) per share	$0.01	$(0.04)	$(0.03)	$(0.07)
Diluted income (loss) per share	$0.01	$(0.04)	$(0.03)	$(0.07)

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Net income (loss)	$281,183	$(540,876)	$(126,109)	$(916,939)
Other Comprehensive Loss:
Unrealized loss on marketable securities	(33,994)	-	(37,548)	-
Reclassification adjustment	556	-	556	-
Net loss on marketable securities	(33,438)	-	(36,992)	-
Comprehensive income (loss)	$247,745	$(540,876)	$(163,101)	$(916,939)

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(126,109)	$(916,939)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	256,514	374,759
Stock compensation expense	484,859	1,249,835
Bad debt expense	33,576	92,097
Gain on short-term marketable securities	(556)	-
(Increase) decrease in:
Trade receivables	(955,116)	(236,114)
Prepaids and other assets	14,928	(231,705)
(Decrease) increase in:
Accounts payable	9,756	197,377
Accrued liabilities	(12,498)	68,665
Deferred revenue	375,447	(33,191)

Net cash provided by operating activities	80,801	564,784

Cash Flows From Investing Activities:
Cash from sale of marketable securities	668,634	-
Cash advanced on note receivable	-	(1,059,460)
Purchase of property and equipment	(24,065)	(349,165)
Capitalization of software costs	(77,382)	-
Purchase of marketable securities	(4,672,474)	-
Net cash used in investing activities	(4,105,287)	(1,408,625)

Cash Flows From Financing Activities:
Proceeds from employee stock plans	93,194	98,414
Proceeds from exercise of warrants	33,002	-
Proceeds from issuance of note payable	-	8,213
Dividends paid	(5,288)	(154,473)
Payments on notes payable and capital leases	(112,427)	(147,929)

Net cash provided by (used in) financing activities	8,481	(195,775)

Net decrease in cash and cash equivalents	(4,016,005)	(1,039,616)

Cash and cash equivalents at beginning of period	11,325,572	3,352,559

Cash and cash equivalents at end of period	$7,309,567	$2,312,943

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$16,761	$39,701

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock to pay accrued liabilities	$1,333,957	$1,388,085
Preferred stock to pay accrued liabilities	$200,000	$-
Dividends accrued on preferred stock	$369,948	$308,946

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

The Company designs, develops, markets and supports proprietary software products. These products are designed for businesses that need assistance improving their inventory management. As a result of the acquisition of ReposiTrak in June 2015, the Company also provides food retailers and suppliers with a robust solution to help them protect their brands and remain in compliance with the rapidly evolving regulations under the Food Safety Modernization Act (“FSMA”). Additionally, ReposiTrak enables the tracking and traceability of products and their ingredients as they move between trading partners. In many instances, subscription to our supply chain and ReposiTrak food safety applications are mandated by retail, wholesale and suppliers (“hubs”) to their suppliers and sub-suppliers as a condition of their business relationship. Payment for the subscription to these services may come from either the hub, or the supplier, or both parties.

Our services are delivered through proprietary software products designed, developed, marketed and supported by the Company.  These products are designed to facilitate improved business processes among all key constituents in the supply chain, starting with the retailer and moving back to suppliers and eventually raw material providers.  In addition, the Company has also built a consulting practice for business improvement that centers on the Company’s proprietary software products and through establishment of a neutral and “trusted” third party relationship between retailers and suppliers. The principal markets for the Company's products are multi-store retail and convenience store chains, branded food manufacturers, suppliers and distributors, and manufacturing companies, which have operations in North America, Europe, Asia and the Pacific Rim.

Recent Developments

During the year ended June 30, 2015, the Company entered into agreements with each of the stockholders of ReposiTrak, including Leavitt Partners, LP and LP Special Asset 4, LLC, to acquire all of the outstanding capital stock of ReposiTrak (the “ReposiTrak Shares”) in exchange for shares of the Company’s common stock (the “ReposiTrak Acquisition”).   On June 30, 2015, the Company consummated the ReposiTrak Acquisition.  As a result, ReposiTrak became a 100% owned subsidiary of the Company. Management believes the ReposiTrak Acquisition creates an opportunity for the Company to enhance its business by offering the services it offers to its existing supply chain customer base to ReposiTrak customers, and by offering ReposiTrak’s food safety applications to its existing supply chain customer base.

We have accounted for the acquisition of ReposiTrak as the purchase of a business.  The assets acquired and the liabilities assumed of ReposiTrak have been recorded at their respective fair values.  The excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill.  Goodwill is attributed to buyer-specific value resulting from expected synergies, including long-term cost savings, as well as industry relationships, which are not included in the fair values of assets.  Goodwill will not be amortized but will be tested for impairment at least annually or upon a material change that may impact the carrying value.

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

Unaudited pro-forma results of operations for the three and six months ended December 31, as though ReposiTrak had been acquired as of July 1, 2014, are as follows:

	Three Months Ended	Six Months Ended
	December 31, 2014	December 31, 2014
Revenue	$2,932,825	$5,759,638
Loss from Operations	$(1,290,524)	$(2,337,510)
Net Loss	$(1,317,510)	$(2,367,344)
Net Loss Applicable to Common Shareholders	$(1,471,983)	$(2,676,290)
Basic and Diluted EPS	$(0.08)	$(0.15)

Basis of Financial Statement Presentation

The interim financial information of the Company as of December 31, 2015 and for the three and six months ended December 31, 2015 and 2014 is unaudited, and the balance sheet as of June 30, 2015 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2015. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2015.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements presented herein reflect the consolidated financial position of Park City Group, Inc. and subsidiaries.  All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the condensed consolidated financial statements.  Actual results could differ from these estimates.  The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results it reports in its financial statements.  The Securities and Exchange Commission has defined the most critical accounting policies as those that are most important to the portrayal of the Company’s financial condition and results, and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company’s most critical accounting policies include:  income taxes, goodwill and other long-lived asset valuations, revenue recognition, and stock-based compensation.

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

Allowance for Doubtful Accounts Receivable

The Company offers credit terms on the sale of the Company’s products to a significant majority of the Company’s customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience and a specific review of accounts receivable at the end of each period. As of December 31, 2015 and June 30, 2015 the allowance for doubtful accounts was $40,400 and $94,000, respectively.

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

Warranties

 The Company offers a limited warranty against software defects. For the three and six months ended December 31, 2015 and 2014, the Company did not incur any expense associated with warranty claims and no accrual for warranty claims is included in the financial statements.

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

 Professional services revenue consists primarily of fees associated with application and data integration, data cleansing, business process re-engineering, change management, system orientation, education and training services.  Fees charged for professional services are recognized when delivered. We believe the fees for professional services qualify for separate accounting because: (i) the services have value to the customer on a stand-alone basis, (ii) objective and reliable evidence of fair value exists for these services and (iii) performance of the services is considered probable and does not involve unique customer acceptance criteria.

       The Company's revenue, is also earned under license arrangements. Licenses generally include multiple elements that are delivered up front or over time. Vendor specific objective evidence of fair value of the hosting and support elements is based on the price charged at renewal when sold separately, and the license element is recognized into revenue upon delivery.  The hosting and support elements are recognized ratably over the contractual term.

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

Earnings Per Share

Basic earnings per share has been computed using the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share also includes the impact of our outstanding potential common shares, including warrants and in the comparable period, convertible preferred stock. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net income per share.

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Numerator
Net income (loss) applicable to common shareholders	$110,623	$(695,349)	$(496,057)	$(1,225,885)

Denominator
Weighted average common shares outstanding, basic	19,147,000	17,193,000	19,094,000	17,141,000
Warrants to purchase common stock	888,000	-	-	-

Weighted average common shares outstanding, diluted	20,034,000	17,193,000	19,094,000	17,141,000

Net income (loss) per share
Basic	$0.01	$(0.04)	$(0.03)	$(0.07)
Diluted	$0.01	$(0.04)	$(0.03)	$(0.07)

The effect of approximately 1,417,000 outstanding potential shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended December 31, 2014, and 1,417,000 and 1,347,000 outstanding potential shares of common stock were excluded from the calculation of diluted earnings per share for the six months ended December 31, 2015 and 2014, respectively, as they were anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value.

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the condensed consolidated statements of comprehensive income. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves.  The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of interest income.

Fair Value Measurement

The Company measures its cash equivalents, marketable securities, and foreign currency derivative contracts at fair value. The additional disclosures regarding the Company’s fair value measurements are included in Note 3 “Investments.”

NOTE 3.  INVESTMENTS

Marketable Securities at December 31, 2015 consisted of the following:

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate Bonds	$4,004,396	$-	$(36,992)	$3,967,404

The contractual maturities of the marketable securities are 1-5 years as of December 31, 2015.  The Company accounts for its marketable securities portfolio as available for sale investments.  All securities are recorded as current regardless of contractual maturities.

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
Level 3.   Unobservable inputs which are supported by little or no market activity.

NOTE 4.  WARRANTS

 The following tables summarize information about warrants outstanding and exercisable at December 31, 2015:

	Warrants			Warrants
	Outstanding			Exercisable
	at December 31, 2015			at December 31, 2015
Range of exercise prices	Number outstanding at December 31, 2015	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at December 31, 2015	Weighted average exercise price

Warrants
$3.50 – 4.00	1,316,268	3.76	$3.92	1,316,268	$3.92
$6.45 – 10.00	100,481	2.99	$7.29	100,481	$7.29
	1,416,749	3.71	$4.16	1,416,749	$4.16

NOTE 5.  RELATED PARTY TRANSACTIONS

 Services Agreement with Fields Management, Inc.

During the three months ended December 31, 2015, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Mr. Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Randall K. Fields also serves as the Company’s Chairman of the Board of Directors and controls FMI.

The Company had payables of $52,450 and $37,893 to FMI at December 31, 2015 and June 30, 2015, respectively, under this agreement.

NOTE 6.  PROPERTY AND EQUIPMENT

 Property and equipment are stated at cost and consist of the following as of:

	December 31, 2015 (unaudited)	June 30, 2015
Computer equipment	$3,293,468	$3,269,403
Furniture and fixtures	260,574	260,574
Leasehold improvements	231,782	231,782
	3,785,824	3,761,759
Less accumulated depreciation and amortization	(3,188,131)	(2,997,317)
	$597,693	$764,442

NOTE 7.  CAPITALIZED SOFTWARE COSTS

 Capitalized software costs consists of the following as of:

	December 31, 2015 (unaudited)	June 30, 2015
Capitalized software costs	$77,382	$-
Less accumulated amortization	-	-
	$77,382	$-

NOTE 8.  ACCRUED LIABILITIES

 Accrued liabilities consist of the following as of:

	December 31, 2015 (unaudited)	June 30, 2015
Accrued stock-based compensation	$719,637	$1,665,731
Accrued dividends	488,836	124,176
Accrued compensation	397,561	506,064
Accrued other liabilities	223,868	225,140
	$1,829,902	$2,521,111

NOTE 9.  PREFERRED DIVIDENDS

The Company's Series B Preferred stock is held by certain affiliates of the Company, consisting of the Chief Executive Officer, his spouse, and a director. Prior to February 2015, holders of Series B Preferred were entitled to a 15.00% annual dividend payable quarterly in cash, which would have increased to 18.00% effective July 1, 2015.

In February 2015, the Company amended the Certificate of Designation of the Relative Rights, Powers and Preference of the Series B Preferred (the “Certificate of Designation”) to decrease the rate at which the Series B Preferred accrues dividends to 7% per annum, if such dividends are paid by the Company in cash, and to 9% if the Company elects to pay such dividends by the issuance of additional shares of Series B Preferred (“PIK Shares”).  In March 2015, the Company modified the Certificate of Designation to allow for the issuance of non-voting, non-convertible shares of Series B-1 Preferred Stock ("Series B-1 Preferred"), rather than Series B Preferred, as PIK Shares.

NOTE 10.  INCOME TAXES

 The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2009.

NOTE 11.  SUBSEQUENT EVENTS

Subsequent to December 31, 2015, the Company issued 34,628 shares of common stock in connection with issuances under the Company's Employee Stock Purchase Plan for the vesting of employee stock grants. The Company also issued 58,619 shares of Series B-1 Preferred for dividends paid in kind on the outstanding shares of Series B Preferred and for an accrued bonus.

We have evaluated subsequent events through the date of this filing in accordance with the Subsequent Events Topic of the FASB ASC 855, and have determined that no additional subsequent events are reasonably likely to impact the financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The Company’s Annual Report on Form 10-K for the year ended June 30, 2015 is incorporated herein by reference.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements.  The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements."  Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our June 30, 2015 Annual Report on Form 10-K, incorporated herein by reference.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

Park City Group, Inc. (the “Company”) is a software-as-a-service (“SaaS”) provider that brings unique visibility to the consumer goods supply chain, delivering actionable information that ensures product is on the shelf when the consumer expects it.  Our service increases our customers’ sales and profitability while enabling lower inventory levels for both retailers and their suppliers.  As a result of the acquisition of ReposiTrak in June 2015, the Company also provides food retailers and suppliers with a robust solution to help them protect their brands and remain in compliance with the rapidly evolving regulations in the Food Safety Modernization Act (“FSMA”). Additionally, ReposiTrak enables the tracking and traceability of products and their ingredients as they move between trading partners. In many instances, subscription to our supply chain and ReposiTrak food safety applications are mandated by retail, wholesale and suppliers (“hubs”) to their suppliers and sub-suppliers as a condition of their business relationship. Payment for the subscription to these services may come from either the hub, or the supplier, or both parties.

Our services are delivered through proprietary software products designed, developed, marketed and supported by the Company.  These products are designed to facilitate improved business processes among all key constituents in the supply chain, starting with the retailer and moving back to suppliers and eventually raw material providers.  In addition, the Company has built a consulting practice for business process improvement that centers around the Company’s proprietary software products and through establishment of a neutral and “trusted” third party relationship between retailers and suppliers.  The principal markets for the Company's products are multi-store retail and convenience store chains, branded food manufacturers, suppliers and distributors and manufacturing companies.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2015 to the Three Months Ended December 31, 2014.

Revenue

	Fiscal Quarter Ended December 31,		Variance
	2015	2014	Dollars	Percent
Revenues	$3,536,792	$3,480,004	$56,788	2%

 Revenue was $3,536,792 and $3,480,004 for the three months ended December 31, 2015 and 2014, respectively, a 2% increase.  This $56,788 increase in revenue was due to revenue growth attributable to our supply chain applications, and revenue growth attributable to ReposiTrak from signing up new suppliers (“connections”) for subscriptions to our food safety applications, which ended the quarter ended December 31, 2015.  Higher subscription revenue was offset by the elimination of subscription and management fees for ReposiTrak as a result of the acquisition of ReposiTrak in June 2015.

The Company expects revenue to continue to increase in subsequent quarters as the Company recognizes revenue from the addition of the new ReposiTrak connections from suppliers mandated to use the service by existing and new hubs, and as subscriptions to our supply chain applications increase.

Cost of Services and Product Support

	Fiscal Quarter Ended December 31,		Variance
	2015	2014	Dollars	Percent
Cost of services and product support	$998,928	$1,355,404	$(356,476)	-26%
Percent of total revenue	28%	39%

 Cost of services and product support was $998,928 and $1,355,404 for the three months ended December 31, 2015 and 2014, respectively, a 26% decrease in the three months ended December 31, 2015 compared with the three months ended December 31, 2014.  The $356,476 decrease is principally due to lower employee related expenses of $279,000 and the capitalization of software development costs of $77,000 in the 2015 period.

Sales and Marketing Expense

	Fiscal Quarter Ended December 31,		Variance
	2015	2014	Dollars	Percent
Sales and marketing	$1,401,068	$1,534,396	$(133,328)	-9%
Percent of total revenue	40%	44%

 Sales and marketing expense was $1,401,068 and $1,534,396 for the three months ended December 31, 2015 and 2014, respectively, a 9% decrease.  This $133,328 decrease over the comparable quarter was primarily the result of a $73,000 decrease in employee related expenses and a $60,000 decrease in marketing and promotional expenses.

General and Administrative Expense

	Fiscal Quarter Ended December 31,		Variance
	2015	2014	Dollars	Percent
General and administrative	$732,444	$986,930	$(254,486)	-26%
Percent of total revenue	21%	28%

 General and administrative expense was $732,444 and $986,930 for the three months ended December 31, 2015 and 2014, respectively, a 26% decrease in the three months ended December 31, 2015 compared with the three months ended December 31, 2014.  This $254,486 decrease when comparing expenditures for the quarter ended December 31, 2015 with the same period ended December 31, 2014 is primarily related to a decrease in employee related expenses of approximately $215,000 and a decrease of $85,000 in bad debt expense. These decreases were partially offset by an increase in professional fees and other administrative related expenses of approximately $45,000.

Depreciation and Amortization Expense

	Fiscal Quarter Ended December 31,		Variance
	2015	2014	Dollars	Percent
Depreciation and amortization	$127,416	$187,364	$(59,948)	-32%
Percent of total revenue	4%	5%

 Depreciation and amortization expense was $127,416 and $187,364 for the three months ended December 31, 2015 and 2014, respectively, a decrease of 32% in the three months ended December 31, 2015 compared with the three months ended December 31, 2014.  This comparative decrease of $59,948 is related to decreased customer list amortization due to the charge taken in the fiscal year ended June 30, 2015.

Other Income and Expense

	Fiscal Quarter Ended December 31,		Variance
	2015	2014	Dollars	Percent
Net interest income	$3,691	$43,214	$(39,523)	-91%
Percent of total revenue	0%	1%

 Net interest income was $3,691 and $43,214 for the three months ended December 31, 2015 and 2014, respectively.  This change of $39,523 was due to interest income on notes receivable during the 2015 that were eliminated as a result of the consolidation of ReposiTrak.

Preferred Dividends

	Fiscal Quarter Ended December 31,		Variance
	2015	2014	Dollars	Percent
Preferred dividends	$170,560	$154,473	$16,087	10%
Percent of total revenue	5%	4%

 Dividends accrued on the Company’s Series B Preferred was $170,560 for the three months ended December 31, 2015, compared to dividends accrued on the Series B Preferred of $154,473 for the quarter ended December 31, 2014. The increase was primarily due to a larger number of shares of the Series B outstanding, as the Company chose to pay the dividend in kind, rather than in cash and therefore more shares were outstanding on which dividends were paid.

Comparison of the Six Months Ended December 31, 2015 to the Six Months Ended December 31, 2014.

Revenue

	Six Months Ended December 31,		Variance
	2015	2014	Dollars	Percent
Revenue	$6,635,423	$6,813,523	$(178,100)	-3%

 Revenue was $6,635,423 and $6,813,523 for the six months ended December 31, 2015 and 2014, respectively, a 3% decrease.  This $178,100 period over period decrease in revenue is primarily due to the elimination of licensing and management fees for ReposiTrak as a result of the acquisition of ReposiTrak in June 2015.  The decrease was partially offset by higher subscription revenue during the six months ended December 31, 2015, which is attributable to increased revenue from our supply chain applications, and revenue growth attributable to ReposiTrak from signing up new suppliers (“connections”) for subscriptions to our food safety applications.

 The Company expects revenue to increase in subsequent quarters as the Company recognizes revenue from the addition of the new ReposiTrak connections from suppliers mandated to use the service by existing and new hubs, and as subscriptions to our supply chain applications increase.

Cost of Services and Product Support

	Six Months Ended December 31,		Variance
	2015	2014	Dollars	Percent
Cost of services and product support	$2,173,474	$2,703,783	$(530,309)	-20%
Percent of total revenue	33%	40%

 Cost of services and product support was $2,173,474 and $2,703,783 for the six months ended December 31, 2015 and 2014, respectively, a 20% decrease in the six months ended December 31, 2015 compared with the six months ended December 31, 2014.  This period over period decrease of $530,309 is principally due to decreased employee related expense in both the first and second quarter of fiscal 2016 as well as capitalization of software development costs in the second quarter of fiscal 2016.

Sales and Marketing Expense

	Six Months Ended December 31,		Variance
	2015	2014	Dollars	Percent
Sales and marketing	$2,843,640	$2,871,831	$(28,191)	-1%
Percent of total revenue	43%	42%

 Sales and marketing expense was $2,843,640 and $2,871,831 for the six months ended December 31, 2015 and 2014, respectively, a 1% decrease.   Sales and marketing expense has remained relatively flat with a decrease of $28,191 when compared to the same period in the six months ended December 31, 2014.

General and Administrative Expense

	Six Months Ended December 31,		Variance
	2015	2014	Dollars	Percent
General and administrative	$1,509,774	$1,881,902	$(372,128)	-20%
Percent of total revenue	23%	28%

 General and administrative expense was $1,509,774 and $1,881,902 for the six months ended December 31, 2015 and 2014, respectively, a 20% decrease.  This $372,128 decrease is principally due to lower headcount costs in the 2015 period, as well as a decrease in bad debt expense and other administrative related expense of approximately $32,000. The decrease in general and administrative expense during the comparable period ended December 31, 2014 was partially offset by an increase in professional fees of approximately $120,000 incurred in connection with the acquisition of ReposiTrak.

Depreciation and Amortization Expense

	Six Months Ended December 31,		Variance
	2015	2014	Dollars	Percent
Depreciation and amortization	$256,514	$374,759	$(118,245)	32%
Percent of total revenue	4%	6%

 Depreciation and amortization expense was $256,514 and $374,759 for the six months ended December 31, 2015 and 2014, respectively, a decrease of 32% in the six months ended December 31, 2015 compared with the six months ended December 31, 2014.  This comparative decrease of $118,245 is related to decreased customer list amortization due to the charge taken in the fiscal year ended June 30, 2015.

Other Income and Expense

	Six Months Ended December 31,		Variance
	2015	2014	Dollars	Percent
Net interest income	$21,314	$101,813	$(80,499)	-79%
Percent of total revenue	0%	1%

Net interest income was $21,314 and $101,813 for the six months ended December 31, 2015 and 2014, respectively, a change of 79% in the six months ended December 31, 2015 compared with the six months ended December 31, 2014.  This change of $80,499 was due to interest income on notes receivable during the 2015 period that were eliminated as a result of the consolidation of ReposiTrak.

Preferred Dividends

	Six Months Ended December 31,		Variance
	2015	2014	Dollars	Percent
Preferred dividends	$369,948	$308,946	$61,002	20%
Percent of total revenue	6%	5%

 Dividends accrued on the Company’s Series B Preferred was $369,948 for the six months ended December 31, 2015, compared to dividends accrued on the Company’s Series A Preferred and Series B Preferred of $308,946 for the six months ended December 31, 2014. This $61,002 increase is primarily attributable to the determination by the Company to pay dividends in kind for the quarter ended June 30, 2015, which resulted in an adjustment to dividends in the current period. All dividends accrued were paid through the issuance of 48,619 shares of Series B-1 Preferred.

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

	As of December 31,		Variance
	2015	2014	Dollars	Percent
Cash	$7,309,567	$2,312,943	$4,996,624	216%

 We have historically funded our operations with cash from operations, equity financings and debt borrowings. Cash was $7,309,567 and $2,312,943 at December 31, 2015 and 2014, respectively.  This $4,996,624 increase from December 31, 2014 to December 31, 2015 was principally the result of the receipt of net proceeds of approximately $6.7 million received from the registered direct offering completed in April 2015 and approximately $900,000 in net proceeds from the private offering in January 2015. These increases were partially offset by investments in short-term marketable securities of approximately $4.6 million.

Net Cash Flows from Operating Activities

	Six Months Ended December 31,		Variance
	2015	2014	Dollars	Percent
Cash provided by operating activities	$80,801	$564,784	$(483,983)	-86%

 Net cash provided by operating activities is summarized as follows:

	Six Months Ended December 31,
	2015	2014
Net loss	$(126,109)	$(916,939)
Noncash expense and income, net	774,393	1,716,691
Net changes in operating assets and liabilities	(567,483)	(234,968)
	$80,801	$564,784

 Noncash expense decreased by $942,298 in the six months ended December 31, 2015 compared to December 31, 2014.  Noncash expense decreased as a result of a $765,000 decrease in stock compensation expense, an $118,000 decrease in depreciation and amortization expense, and a decrease of $58,500 in bad debt expense.

Net Cash Flows from Investing Activities

	Six Months Ended December 31,		Variance
	2015	2014	Dollars	Percent
Cash used in investing activities	$4,105,287	$1,408,625	$2,696,662	191%

 Net cash used in investing activities for the six months ended December 31, 2015 was $4,105,287 compared to net cash used in investing activities of $1,408,625 for the six months ended December 31, 2014.  This $2,696,662 increase in cash used in investing activities for the six months ended December 31, 2015 when compared to the same period in 2014 was the result of funds used to purchase short-term marketable securities.  This increase was partially offset by funds loaned to ReposiTrak during the period ended December 31, 2014, which were eliminated due to the acquisition of ReposiTrak and consolidation of the Company's financial statements.

Net Cash Flows from Financing Activities

	Six Months Ended December 31,		Variance
	2015	2014	Dollars	Percent
Cash provided (used in) by financing activities	$8,481	$(195,775)	$204,256	104%

 Net cash provided by financing activities totaled $8,481 for the six months ended December 31, 2015 as compared to cash flows used in financing activities of $195,775 for the six months ended December 31, 2014.  The change in net cash related to financing activities is primarily attributable to a decrease in payments on notes payable and a decrease in dividends paid in cash.  The Company has the option to pay preferred dividends in kind and has made this election for the six months ended December 31, 2015.

Working Capital

 At December 31, 2015, the Company had working capital of $6,191,290 when compared with working capital of $5,032,139 at June 30, 2015.  This $1,159,151 increase in working capital is principally due to a decrease in accrued liabilities, partially offset by increases in accounts receivable and deferred revenue.   While no assurances can be given, management currently believes that the Company will increase its working capital position in subsequent periods, and thereby reduce its indebtedness utilizing existing cash resources and projected cash flow from operations.

	As of December 31,	As of June 30,	Variance
	2015	2015	Dollars	Percent
Current assets	$14,287,601	$13,429,590	$858,011	6%

 Current assets as of December 31, 2015 totaled $14,287,601, an increase of $858,011 when compared to $13,429,590 as of June 30, 2015.  The increase in current assets is attributable to an increase in accounts receivable.

	As of December 31,	As of June 30,	Variance
	2015	2015	Dollars	Percent
Current liabilities	$8,096,311	$8,397,451	$(301,140)	-4%

 Current liabilities totaled $8,096,311 as of December 31, 2015 as compared to $8,397,451 as of June 30, 2015.  The $301,140 comparative decrease in current liabilities is principally due to a decrease in accrued liabilities.  This decrease was partially offset by an increase in deferred revenue.

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

Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.  At December 31, 2015, the debt portfolio was composed of approximately 92% variable-rate debt and 8% fixed-rate debt.

	December 31,
	2015 (unaudited)	Percent of Total Debt
Fixed rate debt	$233,644	8%
Variable rate debt	2,730,422	92%
Total debt	$2,964,066	100%

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, 2015:

Cash:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$7,309,567	0.4%
Short-Term Marketable Securities	$3,967,404	2.0%

ITEM 4.  CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2015. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

 The Company had net income of $281,183 for the quarter ended December 31, 2015, compared to a net loss of $540,876 for the same period ended December 31, 2014.  Although the Company recorded net income during the quarter ended December 31, 2015, there can be no assurance that the Company will reliably or consistently operate profitably in future periods. If the Company does not operate profitably in the future, the Company’s current cash resources will be used to fund the Company’s operating losses.  Continued losses would have an adverse effect on the long-term value of the Company’s common stock and any investment in the Company.  The Company cannot give any assurance that the Company will continue to generate revenue or have sustainable profits.

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

 Our recent acquisition of ReposiTrak may not achieve expected returns and other benefits as a result of various factors, including adoption by food retailers and suppliers of ReposiTrak’s track and trace solution that enables traceability as products and their ingredients move between trading partners, as well as compliance with the Food Safety Modernization Act (“FSMA”).  In addition, the first installations of ReposiTrak(TM) began in August 2012, and market and product data related to these implementations is still being analyzed.  In the event the results fail to meet anticipated results, the market for ReposiTrak’s services may not materialize as currently anticipated.

 The Company faces risks associated with new product introductions, including ReposiTrak.

            The Company continually receives and analyzes market and product data on products being developed by the Company, and the Company may endeavor to develop and commercialize new product offerings based on this data.  The following risks apply to potential new product offerings, including ReposiTrak:

•
it may be difficult for the Company to predict the amount of service and technological resources that will be needed by customers of ReposiTrakTM or other new offerings, and if the Company underestimates the necessary resources, the quality of its service will be negatively impacted thereby undermining the value of the product to the customer;

•	the Company lacks experience with ReposiTrakTM and the market acceptance to accurately predict if it will be a profitable product;

•
technological issues between the Company and customers may be experienced in capturing data, and these technological issues may result in unforeseen conflicts or technological setbacks when implementing additional installations of ReposiTrakTM. This may result in material delays and even result in a termination of the ReposiTrakTM engagement;

•	the customer’s experience with ReposiTrakTM and other new offerings, if negative, may prevent the Company from having an opportunity to sell additional products and services to that customer;

•
if customers do not use ReposiTrakTM as the Company recommends and fails to implement any needed corrective action(s), it is unlikely that customers will experience the business benefits from the software and may therefore be hesitant to continue the engagement as well as acquire any additional software products from the Company; and

•	delays in proceeding with the implementation of ReposiTrakTM or other new products for a new customer will negatively affect the Company’s cash flow and its ability to predict cash flow.

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

•	timing of additional investments in our enterprise cloud computing application and platform services and in our consulting service;

•	regulatory compliance costs;

•	the timing of customer payments and payment defaults by customers;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	the impact of new accounting pronouncements; and

•	the timing of stock awards to employees and the related financial statement impact.

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

The Company’s certificate of incorporation currently authorizes the issuance of up to 30,000,000 shares of ‘blank check’ preferred stock with designations, rights, and preferences as may be determined from time to time by the Company’s Board of Directors.  As of December 31, 2015, a total of 625,375 shares of Series B Preferred and 94,200 of Series B-1 Preferred were issued and outstanding.  The Company’s board of directors is empowered, without stockholder approval, to issue one or more additional series of preferred stock with dividend, liquidation, conversion, voting, or other rights that could dilute the interest of, or impair the voting power of, the Company’s common stockholders.  The issuance of an additional series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control.

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

The Company faces threats from competing and emerging technologies that may affect its profitability.

Markets for the Company’s type of software products and that of its competitors are characterized by:

•	development of new software, software solutions or enhancements that are subject to constant change;

•	rapidly evolving technological change; and

•	unanticipated changes in customer needs.

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

The Company may discover software errors in its products, errors in the reports generated by its products or errors in advice given by its employees about the products that may result in a loss of revenue, injury to the Company’s reputation or subject us to substantial liability.

Non-conformities or bugs (“errors”) may be found from time to time in the Company’s existing, new or enhanced products after commencement of commercial shipments, resulting in loss of revenue or injury to the Company’s reputation.  In the past, the Company has discovered errors in its products and as a result, has experienced delays in the shipment of products.  Errors in the Company’s products may be caused by defects in third-party software incorporated into the Company’s products.  If so, the Company may not be able to fix these defects without the cooperation of these software providers.  Since these defects may not be as significant to the software provider as they are to us, the Company may not receive the rapid cooperation that may be required.  The Company may not have the contractual right to access the source code of third-party software, and even if the Company does have access to the code, the Company may not be able to fix the defect. In addition, our customers may use our service in unanticipated ways that may cause a disruption in service for other customers attempting to access their data. Output from the Company’s products could contain errors and advice from Company employees about the Company’s products could contain errors, either of which could lead customers to make incorrect decisions based on that wrong output or advice. Since the Company’s customers use the Company’s products for critical business applications, any errors, defects or other performance problems could hurt the Company’s reputation and may result in damage to the Company’s customers’ business.  If that occurs, customers could elect not to renew, delay or withhold payment to us, we could lose future sales or customers may make warranty or other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation. These potential scenarios, successful or otherwise, would likely be time consuming and costly.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

4.1	Fourth Amended and Restated Certificate of Designation of the Relative Rights, Powers and Preferences of the Series B Preferred Stock of Park City Group, Inc. (1)
4.2	First Amended and Restated Certificate of Designation of the Relative Rights, Powers and Preferences of the Series B-1 Preferred Stock of Park City Group, Inc. (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference from our Current Report on Form 8-K, filed January 14, 2016.

SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 8, 2016	PARK CITY GROUP, INC.

	By:	/s/ Randall K. Fields
Randall K. Fields Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: February 8, 2016	By:	/s/ Todd Mitchell
Todd Mitchell Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)