Form 10-Q
period 2016-03-31
PARK CITY GROUP INC
filed 2016-05-09
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to _________.

Commission File Number 001-34941

PARK CITY GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Stock, $0.01 par value, 19,220,051 shares as of May 9, 2016.

PARK CITY GROUP, INC.

-i-

 PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets

Assets	March 31, 2016	June 30, 2015
Current Assets:	(unaudited)
Cash and cash equivalents	$11,333,020	$11,325,572
Receivables, net of allowance of $50,000 and $94,000 at March 31, 2016 and June 30, 2015, respectively	2,830,361	1,640,591
Prepaid expense and other current assets	414,040	463,427

Total current assets	14,577,421	13,429,590

Property and equipment, net	512,526	764,442

Other assets:
Deposits and other assets	14,866	14,866
Investments	471,584	-
Capitalized software costs, net	109,895	-
Customer relationships	1,215,450	1,314,000
Goodwill	20,883,886	20,883,886

Total other assets	22,695,681	22,212,752

Total assets	$37,785,628	$36,406,784

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$646,383	$817,119
Accrued liabilities	1,476,750	2,521,111
Deferred revenue	2,551,844	2,331,920
Line of credit	2,500,000	2,500,000
Note payable	260,091	227,301

Total current liabilities	7,435,068	8,397,451

Long-term liabilities:
Notes payable, less current portion	536,249	349,192
Other long-term liabilities	65,944	75,518

Total liabilities	8,037,261	8,822,161

Commitments and contingencies

Stockholders' equity:
Series B Preferred stock, $0.01 par value, 700,000 shares authorized; 625,375 shares issued and outstanding at March 31, 2016 and June 30, 2015	6,254	6,254
Series B-1 Preferred stock, $0.01 par value, 300,000 shares authorized; 152,819 and 74,200 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	1,528	742
Common stock, $0.01 par value, 50,000,000 shares authorized; 19,206,994 and 18,875,586 issued and outstanding at March 31, 2016 and June 30, 2015, respectively	192,073	188,759
Additional paid-in capital	72,833,717	70,296,496
Accumulated deficit	(43,285,205)	(42,907,628)

Total stockholders’ equity	29,748,367	27,584,623

Total liabilities and stockholders’ equity	$37,785,628	$36,406,784

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Revenues	$3,580,329	$3,390,933	$10,215,752	$10,204,456

Operating expenses:
Cost of services and product support	1,050,074	1,245,353	3,223,548	3,949,136
Sales and marketing	1,264,036	1,547,553	4,107,676	4,419,384
General and administrative	807,542	1,026,751	2,317,316	2,908,653
Depreciation and amortization	125,939	190,041	382,453	564,800

Total operating expenses	3,247,591	4,009,698	10,030,993	11,841,973

Income (loss) from operations	332,738	(618,765)	184,759	(1,637,517)

Other expense:
Interest income (expense)	(10,986)	68,911	10,328	170,724
Gain (loss) on disposition of investment	(26,684)	-	(26,128)	-

Income (loss) before income taxes	295,068	(549,854)	168,959	(1,466,793)

(Provision) benefit for income taxes:	-	-	-	-
Net income (loss)	295,068	(549,854)	168,959	(1,466,793)

Dividends on preferred stock	(176,588)	(135,699)	(546,536)	(444,645)
Series B Restructure	-	(2,141,980)	-	(2,141,980)

Net income (loss) applicable to common shareholders	$118,480	$(2,827,533)	$(377,577)	$(4,053,418)

Weighted average shares, basic	19,196,000	17,334,000	19,128,000	17,204,000
Weighted average shares, diluted	19,963,000	17,334,000	19,128,000	17,204,000
Basic income (loss) per share	$0.01	$(0.16)	$(0.02)	$(0.24)
Diluted income (loss) per share	$0.01	$(0.16)	$(0.02)	$(0.24)

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Net income (loss)	$118,480	$(2,827,533)	$(377,577)	$(4,053,418)
Other Comprehensive Income (Loss):
Unrealized gain (loss) on marketable securities	(26,684)	-	(26,128)	-
Reclassification adjustment	26,684	-	26,128	-
Net income (loss) on marketable securities	-	-	-	-
Comprehensive income (loss)	$118,480	$(2,827,533)	$(377,577)	$(4,053,418)

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$168,959	$(1,466,793)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	382,453	564,800
Bad debt expense	43,140	124,982
Charitable non-cash donations	-	157,950
Stock compensation expense	775,202	1,796,386
Loss on short-term marketable securities	26,128	-
(Increase) decrease in:
Trade receivables	(1,232,910)	(114,988)
Prepaids and other assets	49,387	(419,887)
(Decrease) increase in:
Accounts payable	(170,736)	84,713
Accrued liabilities	(59,270)	26,004
Deferred revenue	219,924	(244,391)

Net cash provided by operating activities	202,277	508,776

Cash Flows From Investing Activities:
Purchase of marketable securities	(4,639,036)	-
Sale of marketable securities	4,612,908	-
Cash advanced on note receivable	-	(1,059,460)
Purchase of property and equipment	(31,987)	(362,089)
Capitalization of software costs	(109,895)	-
Purchase of long-term investments	(471,584)	-
Net cash used in investing activities	(639,594)	(1,421,549)

Cash Flows From Financing Activities:
Proceeds from issuance of note payable	396,000	172,795
Proceeds from employee stock plans	199,848	203,211
Proceeds from exercise of warrants	33,002	-
Proceeds from issuance of stock	-	903,469
Series B preferred redemption	-	(7,500)
Dividends paid	(7,932)	(154,473)
Payments on notes payable and capital leases	(176,153)	(190,127)

Net cash provided by financing activities	444,765	927,375

Net increase in cash and cash equivalents	7,448	14,602

Cash and cash equivalents at beginning of period	11,325,572	3,352,559

Cash and cash equivalents at end of period	$11,333,020	$3,367,161

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$16,761	$55,122

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock to pay accrued liabilities	$1,522,281	$1,619,962
Preferred stock to pay accrued liabilities	$300,000	$300,000
Dividends accrued on preferred stock	$546,536	$444,645
Dividends paid with preferred stock	$486,190	$291,385
Series B Restructure	$-	$2,141,980

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

Unaudited pro-forma results of operations for the three and nine months ended March 31, 2015, as though ReposiTrak had been acquired as of July 1, 2014, are as follows:

	Three Months Ended	Nine Months Ended
	March 31, 2015	March 31, 2015
Revenue	$2,870,646	$8,630,284
Loss from Operations	$(1,302,437)	$(3,639,947)
Net Loss	$(1,317,858)	$(3,685,202)
Net Loss Applicable to Common Shareholders	$(3,595,537)	$(6,271,827)
Basic and Diluted EPS	$(0.20)	$(0.35)

Basis of Financial Statement Presentation

The interim financial information of the Company as of March 31, 2016 and for the three and nine months ended March 31, 2016 and 2015 is unaudited, and the balance sheet as of June 30, 2015 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2015. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2015.

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

Allowance for Doubtful Accounts Receivable

The Company offers credit terms on the sale of the Company’s products to a significant majority of the Company’s customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience and a specific review of accounts receivable at the end of each period. As of March 31, 2016 and June 30, 2015 the allowance for doubtful accounts was $50,000 and $94,000, respectively.

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

Warranties

 The Company offers a limited warranty against software defects. For the three and nine months ended March 31, 2016 and 2015, the Company did not incur any expense associated with warranty claims and no accrual for warranty claims is included in the financial statements.

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

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Numerator
Net income (loss) applicable to common shareholders	$118,480	$(2,827,533)	$(377,577)	$(4,053,418)

Denominator
Weighted average common shares outstanding, basic	19,196,000	17,334,000	19,128,000	17,204,000
Warrants to purchase common stock	767,000	-	-	-

Weighted average common shares outstanding, diluted	19,963,000	17,334,000	19,128,000	17,204,000

Net income (loss) per share
Basic	$0.01	$(0.16)	$(0.02)	$(0.24)
Diluted	$0.01	$(0.16)	$(0.02)	$(0.24)

The effect of approximately 1,426,000 outstanding potential shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2015, and 1,417,000 and 1,426,000 outstanding potential shares of common stock were excluded from the calculation of diluted earnings per share for the nine months ended March 31, 2016 and 2015, respectively, as they were anti-dilutive.

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

NOTE 3.  INVESTMENTS

Investments at March 31, 2016 consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments classified as marketable securities
Corporate Bonds	$-	$-	$-	$-

Investments classified as equity method investments	$470,584	$-	$-	$470,584

Investments classified as available-for-sale	$1,000	$-	$-	$1,000

The contractual maturities of the marketable securities are 1-5 years as of March 31, 2016.  The Company accounts for its marketable securities portfolio as available for sale investments.  All marketable securities are recorded as current regardless of contractual maturities.   All other securities are recorded long-term.

        All of the Company’s fair value measurements for cash equivalents and marketable securities are classified within Level 1 because the Company’s cash equivalents and marketable securities are valued using quoted market prices. Long-term investments are classified within Level 3, as the fair value in not easily determinable. The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1.   Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2.   Other inputs that are directly or indirectly observable in the marketplace.
Level 3.   Unobservable inputs which are supported by little or no market activity.

Investment Income

Investment income consists of interest income, realized gains, and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Interest income	$7,023	$2,698	$45,140	$9,867
Realized gains	313	-	1,101	-
Realized losses	(26,997)	-	(27,229)	-
Total investment income	$(19,661)	$2,698	$19,012	$9,867

Reclassification adjustments out of accumulated other comprehensive loss into net income (loss) were $26,684  and $0 for the three months and $26,128  and $0 for the nine months ended March 31, 2016 and 2015, respectively.

NOTE 4.  WARRANTS

 The following tables summarize information about warrants outstanding and exercisable at March 31, 2016:

	Warrants			Warrants
	Outstanding			Exercisable
	at March 31, 2016			at March 31, 2016
Range of exercise prices Warrants	Number outstanding at March 31, 2016	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at March 31, 2016	Weighted average exercise price
$3.50 – 4.00	1,316,268	3.51	$3.92	1,316,268	$3.92
$6.45 – 10.00	100,481	2.74	$7.29	100,481	$7.29
	1,416,749	3.46	$4.16	1,416,749	$4.16

NOTE 5.  RELATED PARTY TRANSACTIONS

 Services Agreement with Fields Management, Inc.

During the three months ended March 31, 2016, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Mr. Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Randall K. Fields also serves as the Company’s Chairman of the Board of Directors and controls FMI.

The Company had payables of $32,253 and $37,893 to FMI at March 31, 2016 and June 30, 2015, respectively, under this agreement.

NOTE 6.  PROPERTY AND EQUIPMENT

 Property and equipment are stated at cost and consist of the following as of:

	March 31, 2016 (unaudited)	June 30, 2015
Computer equipment	$3,301,390	$3,269,403
Furniture and fixtures	260,574	260,574
Leasehold improvements	231,782	231,782
	3,793,746	3,761,759
Less accumulated depreciation and amortization	(3,281,220)	(2,997,317)
	$512,526	$764,442

NOTE 7.  CAPITALIZED SOFTWARE COSTS

 Capitalized software costs consists of the following as of:

	March 31, 2016 (unaudited)	June 30, 2015
Capitalized software costs	$109,895	$2,443,128
Less accumulated amortization	-	(2,443,128)
	$109,895	$-

NOTE 8.  ACCRUED LIABILITIES

 Accrued liabilities consist of the following as of:

	March 31, 2016 (unaudited)	June 30, 2015
Accrued stock-based compensation	$721,659	$1,665,731
Accrued compensation	370,305	506,064
Accrued other liabilities	208,196	225,140
Accrued dividends	176,590	124,176
	$1,476,750	$2,521,111

NOTE 9.  PREFERRED DIVIDENDS

The Company's Series B Preferred Stock (“Series B Preferred”) is held by certain affiliates of the Company, consisting of the Chief Executive Officer, his spouse, and a director. Prior to February 2015, holders of Series B Preferred were entitled to a 15.00% annual dividend payable quarterly in cash, which would have increased to 18.00% effective July 1, 2015.

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

NOTE 11.  SUBSEQUENT EVENTS

Subsequent to March 31, 2016, the Company issued 13,057 shares of common stock in connection with issuances under the Company's Employee Stock Purchase Plan for the vesting of employee stock grants. The Company also issued 27,394 shares of Series B-1 Preferred for dividends paid in kind on the outstanding shares of Series B Preferred and for an accrued bonus.

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

The Company is incorporated in the state of Nevada.  The Company has three subsidiaries, PC Group, Inc. (formerly, Park City Group, Inc., a Delaware corporation), a Utah corporation (98.76% owned), Park City Group, Inc., (formerly, Prescient Applied Intelligence, Inc.), a Delaware corporation, and ReposiTrak, Inc., a Utah corporation.  Both Park City Group, Inc. and ReposiTrak, Inc. are wholly owned subsidiaries of the Company.  All intercompany transactions and balances have been eliminated in consolidation.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015.

Revenue

	Fiscal Quarter Ended March 31,		Variance
	2016	2015	Dollars	Percent
Revenues	$3,580,329	$3,390,933	$189,396	6%

 Revenue was $3,580,329 and $3,390,933 for the three months ended March, 2016 and 2015, respectively, a 6% increase.  This $189,396 increase in revenue was due to revenue growth attributable to both our supply chain applications and revenue growth attributable to ReposiTrak from signing up new suppliers (“connections”) for subscriptions to our food safety applications.  Higher subscription revenue was offset by the elimination of subscription and management fees for ReposiTrak as a result of the acquisition of ReposiTrak in June 2015.

The Company expects revenue to continue to increase as the Company recognizes revenue from the addition of the new ReposiTrak connections from suppliers mandated to use the service by existing and new hubs, and as subscriptions to our supply chain applications increase.

Cost of Services and Product Support

	Fiscal Quarter Ended March 31,		Variance
	2016	2015	Dollars	Percent
Cost of services and product support	$1,050,074	$1,245,353	$(195,279)	-16%
Percent of total revenue	29%	37%

 Cost of services and product support was $1,050,074 and $1,245,353 for the three months ended March 31, 2016 and 2015, respectively, a 16% decrease.  The $195,279 decrease is principally due to lower employee related expense of $150,000, capitalization of software development costs of $32,500 and reductions in infrastructure and other costs of $13,000.

Sales and Marketing Expense

	Fiscal Quarter Ended March 31,		Variance
	2016	2015	Dollars	Percent
Sales and marketing	$1,264,036	$1,547,553	$(283,517)	-18%
Percent of total revenue	35%	46%

Sales and marketing expense was $1,264,036 and $1,547,553 for the three months ended March 31, 2016 and 2015, respectively, an 18% decrease.  This $283,517 decrease over the comparable quarter was primarily the result of a $258,000 decrease in marketing and promotional expense and reduced travel expenses of $25,000.

General and Administrative Expense

	Fiscal Quarter Ended March 31,		Variance
	2016	2015	Dollars	Percent
General and administrative	$807,542	$1,026,751	$(219,209)	-21%
Percent of total revenue	23%	30%

 General and administrative expense was $807,542 and $1,026,751 for the three months ended March 31, 2016 and 2015, respectively, a 21% decrease in the three months ended March 31, 2016 compared with the three months ended March 31, 2015.  This $219,209 decrease is primarily related to a $160,000 decrease in employee related expense, as well as a decrease of approximately $37,000 in facility and professional fees and a decrease of $23,000 in bad debt expense.

Depreciation and Amortization Expense

	Fiscal Quarter Ended March 31,		Variance
	2016	2015	Dollars	Percent
Depreciation and amortization	$125,939	$190,041	$(64,102)	-34%
Percent of total revenue	4%	6%

 Depreciation and amortization expense was $125,939 and $190,041 for the three months ended March 31, 2016 and 2015, respectively, a decrease of 34%.  This comparative decrease of $64,102 is related to decreased customer list amortization due to the charge taken in the fiscal year ended June 30, 2015.

Other Income and Expense

	Fiscal Quarter Ended March 31,		Variance
	2016	2015	Dollars	Percent
Net other (expense) income	$(37,670)	$68,911	$(106,581)	NM	%
Percent of total revenue	-1%	2%

 Net other expense was $37,670 for the three months ended March 31, 2016 compared to net other income of $68,911 for the three months ended March 31, 2015.  This change of $106,581 was due to interest income on notes receivable during the 2015 that were eliminated as a result of the consolidation of ReposiTrak, and a loss on the disposition of investments of $26,684 for the three months ended March 31, 2016.

Preferred Dividends

	Fiscal Quarter Ended March 31,		Variance
	2016	2015	Dollars	Percent
Preferred dividends	$176,588	$135,699	$40,889	30%
Percent of total revenue	5%	4%

 Dividends accrued on the Company’s Series B Preferred was $176,588 for the three months ended March 31, 2016, compared to dividends accrued on the Series B Preferred of $135,699 for the quarter ended March 31, 2015. The increase was primarily due to a larger number of shares of the Series B Preferred outstanding, as the Company chose to pay the dividend in kind, rather than in cash and therefore more shares were outstanding on which dividends were paid.

Comparison of the Nine Months Ended March 31, 2016 to the Nine Months Ended March 31, 2015.

Revenue

	Nine Months Ended March 31,		Variance
	2016	2015	Dollars	Percent
Revenue	$10,215,752	$10,204,456	$11,296	0%

 Revenue was $10,215,752 and $10,204,456 for the nine months ended March 31, 2016 and 2015, respectively.  This $11,296 period over period increase in revenue is primarily due to an increase in subscription revenue attributable principally to increased revenue from our supply chain applications, and revenue growth attributable to ReposiTrak from signing up new suppliers (“connections”) for subscriptions to our food safety applications. The increase is offset by the elimination of licensing and management fees for ReposiTrak as a result of the acquisition of ReposiTrak in June 2015.

 The Company expects revenue to increase in subsequent quarters as the Company recognizes revenue from the addition of the new ReposiTrak connections from suppliers mandated to use the service by existing and new hubs, and as subscriptions to our supply chain applications increase.

Cost of Services and Product Support

	Nine Months Ended March 31,		Variance
	2016	2015	Dollars	Percent
Cost of services and product support	$3,223,548	$3,949,136	$(725,588)	-18%
Percent of total revenue	32%	39%

 Cost of services and product support was $3,223,548 and $3,949,136 for the nine months ended March 31, 2016 and 2015, respectively, an 18% decrease.  This period over period decrease of $725,588 is principally due to a $608,000 decrease in employee related expense as well as capitalization of software development costs of $110,000 in the second and third quarters of fiscal 2016.

Sales and Marketing Expense

	Nine Months Ended March 31,		Variance
	2016	2015	Dollars	Percent
Sales and marketing	$4,107,676	$4,419,384	$(311,708)	-7%
Percent of total revenue	40%	43%

 Sales and marketing expense was $4,107,676 and $4,419,384 for the nine months ended March 31, 2016 and 2015, respectively, a 7% decrease.   Sales and marketing expense decreased principally due to a decrease in marketing and promotional expenses of $300,000 and a decrease of $73,000 in employee related costs and travel expenses.  These decreases were partially offset by an increase in facility related costs of $62,000.

General and Administrative Expense

	Nine Months Ended March 31,		Variance
	2016	2015	Dollars	Percent
General and administrative	$2,317,316	$2,908,653	$(591,337)	-20%
Percent of total revenue	23%	29%

 General and administrative expense was $2,317,316 and $2,908,653 for the nine months ended March 31, 2016 and 2015, respectively, a 20% decrease.  This $591,337 decrease is principally due to reduction in employee related costs, as well as decreases in travel expense of approximately $35,000.  These decreases were partially offset by increases in facility costs of $76,000 and professional fees of $41,000 incurred in connection with the acquisition of ReposiTrak.

Depreciation and Amortization Expense

	Nine Months Ended March 31,		Variance
	2016	2015	Dollars	Percent
Depreciation and amortization	$382,453	$564,800	$182,347	-32%
Percent of total revenue	4%	6%

 Depreciation and amortization expense was $382,453 and $564,800 for the nine months ended March 31, 2016 and 2015, respectively, a decrease of 32% in the nine months ended March 31, 2016 compared with the nine months ended March 31, 2015.  This comparative decrease of $182,347 is related to decreased customer list amortization due to the charge taken in the fiscal year ended June 30, 2015.

Other Income and Expense

	Nine Months Ended March 31,		Variance
	2016	2015	Dollars	Percent
Net other (expense) income	$(15,800)	$170,724	$(186,524)	NM	%
Percent of total revenue	0%	2%

Net other expense was $15,800 for the nine months ended March 31, 2016 compared to net interest income of $170,724 for the nine months ended March 31, 2015.  This change of $186,524 was due to interest income on notes receivable during the 2015 period that were eliminated as a result of the consolidation of ReposiTrak for the same period in 2016 and a loss on the disposition of investments of $26,128 for the nine months ended March 31, 2016.

Preferred Dividends

	Nine Months Ended March 31,		Variance
	2016	2015	Dollars	Percent
Preferred dividends	$546,536	$444,645	$101,891	23%
Percent of total revenue	5%	4%

 Dividends accrued on the Company’s Series B Preferred was $546,536 for the nine months ended March 31, 2016, compared to dividends accrued on the Company’s Series A Preferred and Series B Preferred of $444,645 for the nine months ended March 31, 2015. This $101,891 increase is primarily attributable to the determination by the Company to pay dividends in kind for the quarter ended June 30, 2015, which resulted in an adjustment to dividends in the current period. All dividends accrued were paid through the issuance of 78,619 shares of Series B-1 Preferred.

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

	As of March 31,		Variance
	2016	2015	Dollars	Percent
Cash	$11,333,020	$3,367,161	$7,965,859	237%

 We have historically funded our operations with cash from operations, equity financings and debt borrowings. Cash was $11,333,020 and $3,367,161 at March 31, 2016 and 2015, respectively.  This $7,965,859 increase from March 31, 2015 to March 31, 2016 was principally the result of the receipt of net proceeds of approximately $6.7 million received from the registered direct offering completed in April 2015.

Net Cash Flows from Operating Activities

	Nine Months Ended March 31,		Variance
	2016	2015	Dollars	Percent
Cash provided by operating activities	$202,277	$508,776	$(306,499)	-60%

 Net cash provided by operating activities is summarized as follows:

	Nine Months Ended March 31,
	2016	2015
Net loss	$168,959	$(1,466,793)
Noncash expense and income, net	1,226,923	2,644,118
Net changes in operating assets and liabilities	(1,193,605)	(668,549)
	$202,277	$508,776

 Noncash expense decreased by $1,417,195 in the nine months ended March 31, 2016 compared to March 31, 2015.  Noncash expense decreased as a result of a $1,021,184 decrease in stock compensation expense, a $182,347 decrease in depreciation and amortization expense, a $157,950 decrease in charitable non-cash donations, and a decrease of $81,842 in bad debt expense, offset by a $26,128 increase on the loss of short-term marketable securities.

Net Cash Flows from Investing Activities

	Nine Months Ended March 31,		Variance
	2016	2015	Dollars	Percent
Cash used in investing activities	$639,594	$1,421,549	$(781,955)	-55%

 Net cash used in investing activities for the nine months ended March 31, 2016 was $639,594 compared to net cash used in investing activities of $1,421,549 for the nine months ended March 31, 2015.  This $781,955 decrease in cash used in investing activities for the nine months ended March 31, 2016 when compared to the same period in 2015 was the result of funds loaned to ReposiTrak during the period ended March 31, 2015, which were eliminated due to the acquisition of ReposiTrak and consolidation of the Company's financial statements. This decrease was partially offset by the investment in long-term investments.

Net Cash Flows from Financing Activities

	Nine Months Ended March 31,		Variance
	2016	2015	Dollars	Percent
Cash provided by financing activities	$444,765	$927,375	$(482,610)	-52%

 Net cash provided by financing activities totaled $444,765 for the nine months ended March 31, 2016 as compared to cash flows used in financing activities of $927,375 for the nine months ended March 31, 2015.  The change in net cash related to financing activities is primarily attributable to cash from the issuance of stock during the nine months ended March 31, 2015, partially offset by (i) increased proceeds from issuance of notes payable, (ii) a decrease in payments on notes payable and (iii) a decrease in dividends paid in cash.  The Company has the option to pay quarterly preferred dividends in kind and has made this election for each quarter beginning with the quarter ended December 31, 2015.

Working Capital

 At March 31, 2016, the Company had working capital of $7,142,353 when compared with working capital of $5,032,139 at June 30, 2015.  This $2,110,214 increase in working capital is principally due to an increase in accounts receivable and decreases in accounts payable and accrued liabilities.  These changes were partially offset by an increase in deferred revenue and a decrease in prepaid expenses.  While no assurances can be given, management currently believes that the Company will increase its working capital position in subsequent periods, and thereby reduce its indebtedness utilizing existing cash resources and projected cash flow from operations.

	As of March 31,	As of June 30,	Variance
	2016	2015	Dollars	Percent
Current assets	$14,577,421	$13,429,590	$1,147,831	9%

 Current assets as of March 31, 2016 totaled $14,577,421, an increase of $1,147,831 when compared to $13,429,590 as of June 30, 2015.  The increase in current assets is attributable to an increase in accounts receivable.

	As of March 31,	As of June 30,	Variance
	2016	2015	Dollars	Percent
Current liabilities	$7,435,068	$8,397,451	$(962,383)	-12%

 Current liabilities totaled $7,435,068 as of March 31, 2016 as compared to $8,397,451 as of June 30, 2015.  The $962,383 comparative decrease in current liabilities is principally due to a decrease in accrued liabilities.  This decrease was partially offset by an increase in deferred revenue.

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

Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.  At March 31, 2016, the debt portfolio was composed of approximately 82% variable-rate debt and 18% fixed-rate debt.

	March 31,
	2016 (unaudited)	Percent of Total Debt
Fixed rate debt	$587,469	18%
Variable rate debt	2,708,871	82%
Total debt	$3,296,340	100%

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2016:

Cash:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$11,333,020	0.2%
Short-Term Marketable Securities	$-	NM	%

ITEM 4.  CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2016. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 We are, from time to time, involved in various legal proceedings incidental to the conduct of our business. Historically, the outcome of all such legal proceedings has not, in the aggregate, had a material adverse effect on our business, financial condition, results of operations or liquidity.  There is currently a case pending in the Utah 3rd District Court filed by a former employee for breach of his employment agreement.  The Company is defending the case vigorously and feels that the claims are without merit and even if liable, the amount is not material.

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

 The Company had net income of $295,068 for the quarter ended March 31, 2016, compared to a net loss of $549,854 for the same period ended March 31, 2015.  Although the Company recorded net income during the quarter ended March 31, 2016, there can be no assurance that the Company will reliably or consistently operate profitably in future periods. If the Company does not operate profitably in the future, the Company’s current cash resources will be used to fund the Company’s operating losses.  Continued losses would have an adverse effect on the long-term value of the Company’s common stock and any investment in the Company.  The Company cannot give any assurance that the Company will continue to generate revenue or have sustainable profits.

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

 Our recent acquisition of ReposiTrak may not achieve expected returns and other benefits as a result of various factors, including adoption by food retailers and suppliers of ReposiTrak’s track and trace solution that enables traceability as products and their ingredients move between trading partners, as well as compliance with the Food Safety Modernization Act (“FSMA”).  In addition, the first installations of ReposiTrakTM began in August 2012, and market and product data related to these implementations is still being analyzed.  In the event the results fail to meet anticipated results, the market for ReposiTrak’s services may not materialize as currently anticipated.

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

●	the Company lacks experience with ReposiTrakTM and the market acceptance to accurately predict if it will be a profitable product;

●
technological issues between the Company and customers may be experienced in capturing data, and these technological issues may result in unforeseen conflicts or technological setbacks when implementing additional installations of ReposiTrakTM. This may result in material delays and even result in a termination of the ReposiTrakTM engagement;

●	the customer’s experience with ReposiTrakTM and other new offerings, if negative, may prevent the Company from having an opportunity to sell additional products and services to that customer;

●
if customers do not use ReposiTrakTM as the Company recommends and fails to implement any needed corrective action(s), it is unlikely that customers will experience the business benefits from the software and may therefore be hesitant to continue the engagement as well as acquire any additional software products from the Company; and

●	delays in proceeding with the implementation of ReposiTrakTM or other new products for a new customer will negatively affect the Company’s cash flow and its ability to predict cash flow.

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

The Company’s certificate of incorporation currently authorizes the issuance of up to 30,000,000 shares of ‘blank check’ preferred stock with designations, rights, and preferences as may be determined from time to time by the Company’s Board of Directors.  As of March 31, 2016, a total of 625,375 shares of Series B Preferred and 152,819 of Series B-1 Preferred were issued and outstanding.  The Company’s board of directors is empowered, without stockholder approval, to issue one or more additional series of preferred stock with dividend, liquidation, conversion, voting, or other rights that could dilute the interest of, or impair the voting power of, the Company’s common stockholders.  The issuance of an additional series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control.

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

The Company faces threats from competing and emerging technologies that may affect its profitability.

Markets for the Company’s type of software products and that of its competitors are characterized by:

●	development of new software, software solutions or enhancements that are subject to constant change;

●	rapidly evolving technological change; and

●	unanticipated changes in customer needs.

●	Because these markets are subject to such rapid change, the life cycle of the Company’s products is difficult to predict. As a result, the Company is subject to the following risks:

●	whether or how the Company will respond to technological changes in a timely or cost-effective manner;

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

Date: May 9, 2016	PARK CITY GROUP, INC.

	By:	/s/ Randall K. Fields
Randall K. Fields Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: May 9, 2016	By:	/s/ Todd Mitchell
Todd Mitchell Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)