Form 10-K
period 2016-06-30
PARK CITY GROUP INC
filed 2016-09-07
CIK 50471

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016
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

Securities registered pursuant to Section 12(g) of the Act:  None

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
[  ] Yes   [X] No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as of December 31, 2015, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $153,106,000 (at a closing price of $11.91 per share).

As of September 7, 2016, 19,286,430 shares of the Company’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference certain information from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2016.

TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-K
YEAR ENDED JUNE 30, 2016

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

Overview

Park City Group, Inc. (the “Company”) is a Software-as-a-Service (“SaaS”) provider. The Company’s technology helps companies to synchronize their systems with those of their trading partners to make more informed business decisions. We provide companies with greater flexibility in sourcing products by enabling them to choose new suppliers and integrate them into their supply chain faster and more cost effectively, and we help them to more efficiently manage these relationships to “stock less and sell more”, enhancing revenue while lowering working capital, labor costs and waste. Through our subsidiary, ReposiTrak, Inc. (“ReposiTrak”), we also help reduce a company’s potential regulatory, legal, and criminal risk from its supply chain partners by providing a way for them to ensure these suppliers are compliant with food and drug safety regulations, such as the Food Safety Modernization Act (“FSMA”) and the Drug Quality and Security Act (“DQSA”).

The Company’s services are delivered though proprietary software products designed, developed, marketed and supported by the Company. These products are designed to provide transparency and facilitate improved business processes among all key constituents in the supply chain, starting with the retailer and moving back to suppliers and eventually to raw material providers. We provide cloud-based applications and services that address e-commerce, supply chain, and compliance activities. The principal customers for the Company's products are multi-store food retail store chains and their suppliers, branded food manufacturers, food wholesalers and distributors, and other food service businesses.

The Company has a hub and spoke business model. We are typically engaged by retailers and distributors (“Hubs”), which in turn have us engage their suppliers (“Spokes”) to sign up for our services. The bulk of the Company’s revenue is from recurring subscription payments typically based on a monthly volume metric between the Hub and the Spoke. We also have a Professional Services business, which conducts customization, implementation, and training, for which revenue is recognized on a percentage-of-completion or pro rata over the life of the subscription, depending on the nature of the engagement. In a few instances the Company will also sell its software in the form of a license.

The Company is incorporated in the state of Nevada.  The Company has three subsidiaries: PC Group, Inc. (formerly, Park City Group, Inc., a Delaware corporation), a Utah corporation (98.76% owned), Park City Group, Inc. (formerly, Prescient Applied Intelligence, Inc.), a Delaware corporation (100% owned) and ReposiTrak, Inc., a Utah corporation (100% owned).  All intercompany transactions and balances have been eliminated in consolidation.

 Our principal executive offices of the Company are located at 299 South Main Street, Suite 2370, Salt Lake City, Utah 84111.  Our telephone number is (435) 645-2000.  Our website address is http://www.parkcitygroup.com, and ReposiTrak’s website address is http://repositrak.com.

Acquisition of ReposiTrak

On June 30, 2015, the Company consummated the acquisition of 100% of the outstanding capital stock of ReposiTrak.  The accompanying audited consolidated financial statements of the Company as of and for the year ended June 30, 2015 contain the results of operations of ReposiTrak from June 30, 2015.  We issued 873,438 shares of our common stock in connection with this acquisition.  As a result of the acquisition of ReposiTrak, we significantly expanded the services we can offer to our customer base.

We have accounted for the acquisition as the purchase of a business.  The assets acquired and the liabilities assumed of ReposiTrak have been recorded at their respective fair values.  The excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill.  Goodwill is attributed to buyer-specific value resulting from expected synergies, including long-term cost savings, as well as industry relationships that are not included in the fair values of assets.  Goodwill will not be amortized.

The purchase price consisted of the 873,438 shares of our common stock.  The fair value of the shares issued was $10,821,897 and was determined using the closing price of our common stock on June 30, 2015.  The price paid to acquire ReposiTrak was $10,830,897, approximately $9,000 of which was for direct transaction costs associated with the issuance of equity.    The net acquisition cost of $10,799,778, which excludes $31,119 of cash acquired from ReposiTrak, were allocated based on their estimated fair value of the assets acquired and liabilities assumed, as follows:

Finalized Values

Receivables	$152,340
Prepaid expense	17,500
Customer relationships	1,314,000
Goodwill	16,077,953
Accounts payable	(128,126)
Deferred revenue	(598,232)

Net assets acquired	16,835,435
Common stock issued	10,821,897
Receivables eliminated in consolidation	6,035,657

Cash received in acquisition	$22,119

Unaudited pro-forma results of operations for the twelve months ended June 30, 2015, as though ReposiTrak had been acquired as of July 1, 2013, are as follows:

	Three Months Ended				Year Ended 2015	Year Ended 2014
	Sep 30, 2014	Dec 31, 2014	Mar 31, 2015	Jun 30, 2015

Revenue	$2,826,813	$2,932,825	$2,870,646	$2,941,511	$11,571,795	$9,777,431
Loss from Operations	(1,046,986)	(1,290,524)	(1,302,437)	(3,222,538)	(6,862,485)	(5,232,552)
Net Loss	(1,049,834)	(1,317,510)	(1,317,858)	(3,241,545)	(6,926,747)	(5,303,773)
Net Loss Applicable to Common Shareholders	(1,204,307)	(1,471,983)	(3,595,537)	(3,365,721)	(9,637,548)	(5,921,664)
Basic and Diluted EPS	(0.07)	(0.08)	(0.20)	(0.18)	(0.53)	(0.34)

Company History

 The Company’s technology has its genesis in the operations of Mrs. Fields Cookies co-founded by Randall K. Fields, the Company’s Chief Executive Officer.  The Company began operations utilizing patented computer software and profit optimization consulting services to help its retail clients reduce their inventory and labor costs - the two largest controllable expenses in the retail industry.  Because the product concepts originated in the environment of actual multi-unit retail chain ownership, the products are strongly oriented to an operation’s bottom line results.

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

 On January 13, 2009, the Company acquired 100% of Prescient, a leading provider of on-demand solutions for the retail marketplace, including both retailers and suppliers.  Its solutions capture information at the point of sale, provide greater visibility into real-time demand and turn data into actionable information across the entire supply chain.  In February 2014, Prescient changed its name to Park City Group, Inc. The Company’s consolidated financial statements contain the results of operations of Park City Group, Inc. (Delaware). Operations are conducted through this subsidiary.

ReposiTrak was founded by Leavitt Partners, LP. It was originally incorporated as Global Supply Chain Systems, Inc. on May 17, 2012 and on November 8, 2012 changed its name to ReposiTrak.  ReposiTrak became a wholly owned subsidiary of Park City Group, Inc. on June 30, 2015. ReposiTrak was developed in response to the passage of the FSMA. ReposiTrak helps a company protect its brand and mitigate potential regulatory, legal and criminal risk from its supply chain by helping to ensure that all parties are compliant with best practices and food and drug safety regulations.

Target Industries Overview

 The Company initially developed its software for supermarkets, convenience stores and other retailers. Following the acquisition of Prescient in 2009, we expanded our offerings to include supply chain solutions focused on large manufacturers, distributors and suppliers in the consumer products industry. With the acquisition of ReposiTrak in 2015, this group was expanded to include manufacturers, distributors and suppliers in the food industry. The Company also provides professional consulting services targeting implementation, assessments, profit optimization and support functions for its application and related products.

Backdrop

The U.S. consumer retail sector has faced competitive pressure from a number of significant forces including the rise of online retailers with lower fixed operating costs as well as sector consolidation in many categories. Retailers have responded to these pressures in a number of ways including putting a greater emphasis on specialization within their product mix through initiatives such as local sourcing or the development of in-store brands or private labels. Retailers have also attempted to lower their fixed cost by shifting a greater percentage of their product mix to Direct Store Delivery (“DSD”). In addition to differentiated products and increased logistics support, retailers are also increasingly pressuring suppliers to provide direct economic incentives or assistance.

More recently, there has been a sweeping change in the regulatory environment in which food growers, processors, distributors and retailers compete. The law also provides the U.S. Food and Drug Administration (“FDA”) with new enforcement authorities, it also sets cause for a whole host of potential civil claims. In short, the degree to which the retail food business has moved toward a highly regulated industry is substantial.

The Company’s software and consulting services are designed to address the business problems faced by our customers. Our technology helps retailers to synchronize their business systems with those of their suppliers in order to give a cohesive view of their entire supply chain so as to enable them to make more informed business decisions. Through our cloud-based infrastructure we provide retailers with greater flexibility in sourcing products by enabling them to choose new suppliers and integrate them into their supply chain faster and more cost effectively, and we help retailers to more efficiently manage their relationships with these suppliers so that they can “stock less and sell more” lowering working capital and labor costs while also increasing revenue.

ReposiTrak was developed in response to the passage of the FSMA, and the then pending DWSA. ReposiTrak helps a company to protect its brand from the degradation of value that typically results from an outbreak of contamination or other incidents adversely affecting the supply chain as well as mitigates potential regulatory, legal and criminal risk from its supply chain by helping a company to ensure that all parties in its supply chain are compliant with best practices and food and drug safety regulations.

Solutions and Services

Advanced Commerce and Supply-Chain Solutions

 The Company’s primary advanced commerce and supply-chain solutions are Scan Based Trading, ScoreTracker, Vendor Managed Inventory, Store Level Replenishment, Enterprise Supply Chain Planning, Fresh Market Manager and ActionManager®, all of which are designed to aid the retailer and supplier with managing inventory, product mix and labor while improving sales through reduced out of stocks by improving visibility and forecasting.

Food Safety Solutions

ReposiTrak leverages the technology developed to help a company protect its brand and mitigate potential regulatory, legal and criminal risk from its supply chain by helping to ensure that all parties are compliant with best practices and food and drug safety regulations imposed by the FSMA and DWSA. ReposiTrak™, is powered by the Company’s technology, and currently includes three main applications: Vendor Validation, Compliance Management, and Track & Trace.

 Services

The Company has two services groups: The Business Analytics Group offers business-consulting services to suppliers and retailers in the grocery, convenience store and specialty retail industries.  The Professional Services Group provides consulting services to ensure that our solutions are seamlessly integrated into our customers’ business processes as quickly and efficiently as possible.

During the year ending June 30, 2016, the Company began to embark on a process of converging our legacy Park City supply-chain business with our ReposiTrak food safety business.

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

Customers

We are currently engaged by customers of all sizes.  Our customers primarily include food related consumer goods retailers, suppliers, processors and manufacturers. However, the Company is opportunistic and will offer its solutions to non-food consumer goods related companies as well.  No single customers accounted for more than 10% percent of our revenue in fiscal 2016.

Prior to the acquistion of ReposiTrak, our contractual relationship with ReposiTrak generated approximately $3.0 million in subscription revenue and management fees during the year ended June 30, 2015, which amount constituted approximately 21% of the Company’s total revenue in such year. After acquiring ReposiTrak on June 30, 2015 we fully consolidated its financial results into our financial results. As such, we ceased to recognize subscription revenue and management fees from ReposiTrak, and instead began to recognize ReposiTrak revenue from customer connections directly. ReposiTrak generated $2.2 million in revenue from customer connections during the year ended June 30, 2016.

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

 To date, our primary marketing objectives have been to increase awareness of our technology solutions, generate sales leads and develop new customer relationships.  In addition, the sales effort has been directed toward developing existing customers by cross-selling ReposiTrak food safety services to legacy Park City Group accounts as well as introducing our solutions to ReposiTrak customers. To this end, we attend industry trade shows, conduct direct marketing programs, publish industry trade articles and white papers, participate in interviews and selectively advertise in industry publications.

During the year ending June 30, 2016 the Company began to embark on a process of converging our legacy supply-chain business with our ReposiTrak food safety business. As part of this process, we have begun to reorganize our sale force and reorient our marketing efforts. This process has involved stream lining the sales force in an effort to enable cross-selling by reducing regional account managers and shifting our sales emphasis towards ReposiTrak’s inside sales team located at our corporate headquarters in Salt Lake City, Utah. We are also considering rebranding some of our services to better reflect the consolidated offering.

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

Competition

The market for the Company’s products and services is very competitive. We believe the principal competitive factors include product quality, reliability, performance, price, vendor and product reputation, financial stability, features and functions, ease of use, quality of support and degree of integration effort required with other systems.  Our supply chain solution competitors include supply chain vendors, major enterprise resource planning (“ERP”) software vendors, mid-market ERP vendors and niche players for VMI and SLR. ReposiTrak’s competitors include a variety of food safety consultants who may help a potential customer build their own in-house solution as well as certain technology component providers.

We compete with large enterprise-wide software vendors, developers and integrators, business-to-business exchanges, consulting firms, focused solution providers, and business intelligence technology platforms. While our competitors are often considerably larger companies in size with larger sales forces and marketing budgets, we believe that our deep industry knowledge, the breadth and depth of our offerings, and our relationships with key industry, wholesaler, and other trade groups and associations, give us a competitive advantage.  Our ability to continually improve our products, processes and services, as well as our ability to develop new products, enables the Company to meet evolving customer requirements.

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

Employees

 As of June 30, 2016, the Company employed a total of 66 employees.  Of these employees, ten are located overseas.  The Company plans to continue expanding its offshore workforce to augment its analytics services offerings, expand its professional services and to provide additional programming resources.  The employees are not represented by any labor union.

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

The Company had net income of $666,503 for the year ended June 30, 2016, compared to a net loss of $3,849,773 for the year ended June 30, 2015.  Although the Company generated net income in the year ended June 30, 2016, there can be no assurance that the Company will achieve profitability in future periods. If the Company does not operate profitably in the future, the Company’s current cash resources will be used to fund the Company’s operating losses.  Continued losses would have an adverse effect on the long-term value of the Company’s common stock and any investment in the Company.  The Company cannot give any assurance that the Company will continue to generate revenue or have sustainable profits.

Although the Company’s cash resources are currently sufficient, the Company’s long-term liquidity and capital requirements may be difficult to predict, which may adversely affect the Company’s long-term cash position.

Historically, the Company has been successful in raising capital when necessary, including private placements, a registered direct offering, and stock issuances from its officers and directors, including its Chief Executive Officer and majority stockholder, in order to pay its indebtedness and fund its operations, in addition to cash flow from operations.  As a result of the consummation of the registered direct offering on April 15, 2015, resulting in net proceeds of approximately $6.7 million we have adequate cash resources to fund our operations and satisfy our debt obligations for at least the next 12 months.

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

The Company’s certificate of incorporation currently authorizes the issuance of up to 30,000,000 shares of ‘blank check’ preferred stock with designations, rights, and preferences as may be determined from time to time by the Company’s Board of Directors, of which 700,000 shares are currently designated as Series B Convertible Preferred Stock (“Series B Preferred”) and 300,000 shares are designated as Series B-1 Preferred Stock (“Series B-1 Preferred”).  As of June 30, 2016, a total of 625,375 shares of Series B Preferred and 180,213 shares of Series B-1 Preferred were issued and outstanding.  The Company’s Board of Directors is empowered, without stockholder approval, to issue one or more additional series of preferred stock with dividend, liquidation, conversion, voting, or other rights that could dilute the interest of, or impair the voting power of, the Company’s common stockholders.  The issuance of an additional series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control.

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

The Company’s business is dependent upon the continued services of the Company’s founder and Chief Executive Officer, Randall K. Fields.  Should the Company lose the services of Mr. Fields, the Company’s operations will be negatively impacted.

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

●	the Company’s experience with ReposiTrak™ and its market acceptance is limited, and we therefore cannot accurately predict if it will be a profitable product;

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

Approximately 15% of our total revenue during 2016 was attributable to ReposiTrak.  In the event the market for ReposiTrak’s services fails to develop as anticipated, our results of operations may be materially and adversely affected.

The Company recognized approximately $2.2 million in revenue during the year ended June 30, 2016 from ReposiTrak, which amount constituted approximately 15% of the Company’s total revenue in 2016.   In the event the market for ReposiTrak’s services fails to develop as anticipated, or ReposiTrak, or we are otherwise unable to capitalize on the opportunities presented by the adoption of Food Safety Modernization Act (“FSMA”), the Company’s financial results, including its financial condition, may be adversely and materially affected.

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

We believe our products would be helpful in the event of a recall. However, their ultimate efficacy is dependent on how the customer uses our products which is in many ways out of our control. Similarly, a customer which is a defendant in a product liability case could claim that had our services performed as represented the extent of potential liability would have been minimized and therefore the Company should have some contributory liability in the case.  Defending such a claim could have a material adverse effect on our revenue, results of operations and business.

The deployment of the Company’s services, or consultation provided by Company personnel, could result in litigation naming the Company as a party, which litigation could result in a material and adverse effect on the Company, and its results from operations.

Certain of the Company’s services are marketed to potential customers based, in part, on our service’s ability to reduce a company’s potential regulatory, legal, and criminal risk from its supply chain partners.  In the event litigation is commenced against a customer based on issues caused by a constituent in the supply chain, or consultation provided by Company personnel, the Company could be joined or named in such litigation.  As a result, the Company could face substantial defense costs.  In addition, any adverse determination resulting in such litigation could have a material and adverse effect on the Company, and its results from operations.

Business Operations Risks

If the Company’s marketing strategy fails, its revenue and operations will be negatively affected.

The Company plans to concentrate its future sales efforts towards marketing the Company’s applications and services, and specifically to contract with suppliers, our Spokes, to connect to our existing Hubs previously signed up by the Company. These applications and services are designed to be highly flexible so that they can work in multiple retail and supplier environments such as grocery stores, convenience stores, specialty retail and route-based delivery environments.  There is no assurance that the public will accept the Company’s applications and services in proportion to the Company’s increased marketing of this product line, or that the Company will be able to successfully leverage its hubs to increase revenue by connecting suppliers.  The Company may face significant competition that may negatively affect demand for its applications and services, including the public’s preference for the Company’s competitors’ new product releases or updates over the Company’s releases or updates.  If the Company’s applications and services marketing strategies fail, the Company will need to refocus its marketing strategy toward other product offerings, which could lead to increased development and marketing costs, delayed revenue streams, and otherwise negatively affect the Company’s operations.

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

 We are, from time to time, involved in various legal proceedings incidental to the conduct of our business. Historically, the outcome of all such legal proceedings has not, in the aggregate, had a material adverse effect on our business, financial condition, results of operations or liquidity.  There are no pending or threatened material legal proceedings at this time.

ITEM 4.	MINE SAFETY DISCLOSURES

 Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Price History

 Our common stock is traded on the NASDAQ Capital Market under the trading symbol “PCYG.” The following table sets forth the high and low sales prices of our common stock for the periods indicated.

	Quarterly Common Stock Price Ranges
	2016		2015
Fiscal Quarter Ended	High	Low	High	Low
September 30	$13.99	$10.01	$11.48	$9.31
December 31	$12.27	$9.87	$10.14	$6.75
March 31	$11.82	$5.98	$14.87	$8.62
June 30	$10.00	$8.30	$14.25	$9.74

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock over the five-year period ending June 30, 2016, with the cumulative total returns during the same period on the NASDAQ Composite Index and the Russell 2000 Index. The graph assumes that $100 was invested on June 30, 2011 in our common stock and in the shares represented by each of the other indices, and that all dividends were reinvested.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Value of Investment ($)
	06/30/11	06/30/12	06/30/13	06/30/14	06/30/15	06/30/16
Park City Group, Inc.	$100.00	$83.16	$159.58	$229.26	$258.74	$188.84
NASDAQ Composite	$100.00	$105.82	$122.71	$158.94	$179.80	$174.60
Russell 2000 Index	$100.00	$96.50	$118.13	$144.18	$151.55	$139.22

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

Holders of Record

 At September 7, 2016 there were 660 holders of record of our common stock, and 19,286,430 shares were issued and outstanding, three holders of Series B Preferred and 625,375 shares issued and outstanding, and four holders of Series B-1 Preferred and 208,224 shares issued and outstanding.  The number of holders of record and shares of common stock issued and outstanding was calculated by reference to the books and records of the Company’s transfer agent.

Issuance of Securities

 We issued shares of our common stock in unregistered transactions during fiscal year 2016. All of the shares of common stock issued in non-registered transactions were issued in reliance on Section 3(a)(9) and/or Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and were reported in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K filed with the Securities and Exchange Commission during the fiscal year ended June 30, 2016. 57,117 shares of common and 28,011 shares of preferred stock were issued subsequent to June 30, 2016.

ITEM 6.	SELECTED FINANCIAL DATA

The following data has been derived from our audited financial statements, including the consolidated balance sheets at June 30, 2016 and 2015 and the related consolidated statements of operations for the three years ended June 30, 2016 and related notes appearing elsewhere in this report. The statement of operations data for the years ended June 30, 2013 and 2012 and the balance sheet data as of June 30, 2014, 2013 and 2012 are derived from our audited consolidated financial statements that are not included in this report. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report.

	Fiscal Year Ended June 30,
Consolidated Statement of Operations Data	2016	2015	2014	2013	2012
Revenue	$14,010,693	$13,648,715	$11,928,416	$11,318,574	$10,098,547
Operating expense (1)(2)	13,323,252	17,741,109	14,521,141	10,920,375	11,071,259
Income (loss) from Operations	687,441	(4,092,394)	(2,592,725)	398,199	(972,712)
Net income (loss)	666,503	(3,849,773)	(2,490,145)	257,487	(858,667)

	As of June 30
Consolidated Balance Sheet Data	2016	2015	2014	2013	2012
Cash and Cash Equivalents	$11,443,388	$11,325,572	$3,352,559	$3,616,585	$1,106,176
Working Capital	7,845,826	5,032,139	654,042	1,124,476	(2,354,977)
Total Assets	38,589,892	36,406,784	16,937,632	15,932,898	11,936,230
Total Liabilities	8,087,333	8,822,161	6,318,551	5,691,526	6,626,109
Deferred Revenue	2,717,094	2,331,920	1,840,811	1,777,326	2,081,459
Total Debt (current and long-term)	3,230,452	3,076,493	1,849,148	2,062,063	2,710,275
Capital Leases (current and long-term)	-	-	-	-	41,201
Stockholders' Equity (deficit)	30,502,559	27,584,623	10,619,081	10,241,372	5,310,121

	Fiscal Year Ended June 30
Operating Data	2016	2015	2014	2013	2012
Adjusted EBITDA (3)	$2,273,339	$1,118,583	$192,719	$2,287,868	$1,098,877
Non-GAAP income per diluted common share (4)	$0.06	$0.01	$(0.05)	$0.05	$(0.05)

(1)	Includes stock-based compensation expense as follows:

	Fiscal Year Ended June 30
	2016	2015	2014	2013	2012
Stock-based compensation expense	$1,010,312	$2,760,329	$1,719,375	$843,645	$911,094

(2)	For 2015, there was a one-time impairment of intangibles charge of $1,495,703, related to the customer list acquired in the Prescient acquisition.

(3)
Adjusted EBITDA consists of net income plus depreciation and amortization, interest expense, interest income, stock-based compensation expense and other adjustments as necessary for a fair presentation. We use Adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes the impact of our capital structure from our operating results. We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure. The following table provides a reconciliation of net income to Adjusted EBITDA:

	Fiscal Year Ended June 30
	2016	2015	2014	2013	2012
Net income (loss)	$666,503	$(3,849,773)	$(2,490,145)	$257,487	$(858,667)
Depreciation and amortization	507,446	768,165	879,329	901,407	900,093
Interest (income) loss, net	(5,190)	(242,621)	(102,580)	140,712	205,227
Other	94,268	1,682,483	186,740	144,617	(58,870)
EBITDA	1,263,027	(1,641,746)	(1,526,656)	1,444,223	187,783
Stock-based compensation expense	1,010,312	2,760,329	1,719,375	843,645	911,094
Adjusted EBITDA	$2,273,339	$1,118,583	$192,719	$2,287,868	$1,098,877

(4)
Non-GAAP income per share consists of net income plus stock-based compensation expense and amortization expense related to intangible assets divided by the weighted average number of shares of common stock outstanding during each period. We believe non-GAAP income per share is useful to an investor because it is widely used to measure a company’s operating performance. The following table provides a reconciliation of net income to non-GAAP income per share:

	Fiscal Year Ended June 30, 2016
	2016	2015	2014	2013	2012
Net income (loss)	$666,503	$(3,849,773)	$(2,490,145)	$257,487	$(858,667)
Stock-based compensation expense	1,010,312	2,760,329	1,719,375	843,645	911,094
Acquisition related amortization	131,400	1,918,019	462,557	502,798	502,798
Other	26,128	-	-	-	(319,272)
Preferred Dividends	(729,288)	(568,821)	(617,891)	(911,580)	(834,687)
Non-GAAP net income to common shareholders	$1,105,055	$259,754	$(926,104)	$692,350	$(598,734)
Non-GAAP income per share
Basic	19,151,000	17,375,000	16,710,000	13,246,000	11,780,000
Diluted	19,332,000	18,253,000	16,710,000	13,253,000	11,780,000
Shares used to compute non-GAAP income per share
Basic	$0.06	$0.01	$(0.06)	$0.05	$(0.05)
Diluted	$0.06	$0.01	$(0.06)	$0.05	$(0.05)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Park City Group, Inc. (the “Company”) is a Software-as-a-Service (“SaaS”) provider. The Company’s technology helps companies to synchronize their systems with those of their trading partners to make more informed business decisions. We provide companies with greater flexibility in sourcing products by enabling them to choose new suppliers and integrate them into their supply chain faster and more cost effectively, and we help them to more efficiently manage these relationships to “stock less and sell more”, enhancing revenue while lowering working capital, labor costs and waste. Through our subsidiary, ReposiTrak, Inc. (“ReposiTrak”), we also help reduce a company’s potential regulatory, legal, and criminal risk from its supply chain partners by providing a way for them to ensure these suppliers are compliant with food and drug safety regulations, such as the Food Safety Modernization Act (“FSMA”) and the Drug Quality and Security Act (“DQSA”).

Fiscal Year

 Our fiscal year ends on June 30.  References to fiscal 2016 refer to the fiscal year ended June 30, 2016.

Sources of Revenue

The Company derives revenue from four sources: (i) subscription fees, (ii) hosting, premium support and maintenance service fees beyond the standard services offered, (iii) professional services consisting of development services, consulting, training and education, and (iv) license fees.

 Subscription revenue is driven primarily by the number of connections between retailers and suppliers, the number of stores and SKU’s, or the volume of economic activity between a retailer and its suppliers.  Subscription revenue contains arrangements with customers accessing our applications, which includes the use of the application, application and data hosting, subscription-based maintenance of the application and standard support included with the subscription.

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

      License arrangements are a time-specific and perpetual license. Software license maintenance agreements are typically annual contracts with customers that are paid in advance or according to terms specified in the contract. These agreements provide the customer with access to new software enhancements, maintenance releases, patches, updates and technical support personnel.

Other Metrics – Non-GAAP Financial Measures

To supplement our financial statements, we also provide investors with Adjusted EBITDA and non-GAAP income per share, both of which are non-GAAP financial measures. We believe that these non-GAAP measures provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare the Company’s performance to that of prior periods for trend analyses and planning purposes. These measures are also presented to our Board of Directors.

These non-GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with generally accepted accounting principles in the United States of America. These non-GAAP financial measures exclude significant expenses and income that are required by GAAP to be recorded in the company’s financial statements and are subject to inherent limitations. Investors should review the reconciliations of non-GAAP financial measures to the comparable GAAP financial measures that are included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Critical Accounting Policies

 This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

 We commenced operations in the software development and professional services business during 1990.  The preparation of our financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period.  On an ongoing basis, management evaluates its estimates and assumptions.  Management bases its estimates and judgments on historical experience of operations and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Goodwill and Other Long-Lived Asset Valuations

 Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value.  Management reviews the long-lived tangible and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Management evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset.  Economic useful lives of long-lived assets are assessed and adjusted as circumstances dictate.  See Note 7 regarding impairment charges for the year ended June 30, 2016.

Revenue Recognition

 We recognize revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement, (ii) the service has been provided to the customer, (iii) the collection of our fees is probable, and (iv) the amount of fees to be paid by the customer is fixed or determinable.

 We recognize subscription, hosting, premium support, and maintenance revenue ratably over the length of the agreement beginning on the commencement dates of each agreement or when revenue recognition conditions are satisfied.  Revenue from license and professional services agreements are recognized as delivered.

Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Agreements with multiple deliverables such as subscriptions, support, and professional services, are accounted for separately if the deliverables have standalone value upon delivery.  Subscription services have standalone value as the services are typically sold separately.  When considering whether professional services have standalone value, the Company considers the following factors: (i) availability of services from other vendors, (ii) the nature and timing of professional services, and (iii) sales of similar services sold separately.  Multiple deliverable arrangements are separated into units of accounting and the total contract consideration is allocated to each unit based on relative selling prices.

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

Results of Operations – Fiscal Years Ended June 30, 2016, 2015 and 2014

Revenue

Revenue	Year Ended June 30, 2016	$ Change	% Change	Year Ended June 30, 2015	$ Change	% Change	Year Ended June 30, 2014
Revenue	$14,010,693	$361,978	3%	$13,648,715	$1,720,299	14%	$11,928,416

             During the fiscal year ended June 30, 2016, the Company had revenue of $14,010,693 compared to $13,648,715 for the year ended June 30, 2015, a 3% increase. This $361,978 increase in total revenue was principally due to $550,000 net decrease in revenue attributable to ReposiTrak offset by a $912,000 increase in other revenue.  The decrease in the revenue attributable to ReposiTrak was due to the acquisition of ReposiTrak which resulted in the elimination of subscription and management fees. The decreased fees from ReposiTrak as a customer were partially offset by revenue generated by the ReposiTrak foods safety offerings.

     During the fiscal year ended June 30, 2015, the Company had total revenue of $13,648,715 compared to $11,928,416 for the year ended June 30, 2014, a 14% increase.  This $1,720,299 increase in total revenue was principally due to an increase of $1,478,699 in subscription revenue, and an increase of $241,600 in other revenue. Total revenue recorded for the fiscal year ended June 30, 2015 included approximately $3.0 million received from ReposiTrak license and management fees. Approximately $2.3 million was advanced to ReposiTrak for working capital purposes during the year ended June 30, 2015, which amount was evidenced by the issuance of promissory notes by ReposiTrak to the Company.  The notes were eliminated in connection with the consolidation of ReposiTrak following the ReposiTrak Acquisition.

     Management believes that revenue will increase in subsequent periods primarily as a result of growth in ReposiTrak customers and revenue, and secondarily due to the Company’s strategy of pursuing new contracts with suppliers (“Spokes”) to connect to retail customers (“Hubs”).

Cost of Services and Product Support

	Year Ended June 30, 2016	$ Change	% Change	Year Ended June 30, 2015	$ Change	% Change	Year Ended June 30, 2014
Cost of service and product support	$4,279,724	$(976,527)	-19%	$5,256,251	$168,278	3%	$5,087,973
Percent of total revenue	31%			39%			43%

Cost of services and product support was $4,279,724 or 31% of total revenue, and $5,256,251 or 39% of total revenue for the years ended June 30, 2016 and 2015, respectively, a 19% decrease.  This period over period decrease of $976,527 is principally due to (i) a $752,000 decrease in employee related expense, (ii) capitalization of software development costs of $183,000 in the second, third, and fourth quarters of fiscal 2016, and (iii) a $42,000 decrease in other product support costs.

Cost of services and product support was $5,256,251 or 39% of total revenue, and $5,087,973 or 43% of total revenue for the years ended June 30, 2015 and 2014, respectively, a 3% increase.  This increase of $168,278 for the year ended June 30, 2015 when compared with the same period ended June 30, 2014 is principally due to a $244,000 increase in employee related expense, partially offset by a decrease of $76,000 in travel related expense and other product support costs.

Management expects service and a product support to increase in absolute value in subsequent periods, but to continue to fall as a percentage of total revenue.

Sales and Marketing Expense

	Year Ended June 30, 2016	$ Change	% Change	Year Ended June 30, 2015	$ Change	% Change	Year Ended June 30, 2014
Sales and marketing	$5,371,005	$(570,344)	-10%	$5,941,349	$1,199,775	25%	$4,741,574
Percent of total revenue	38%			44%			40%

 The Company’s sales and marketing expense was $5,371,005, or 38% of total revenue, and $5,941,349 or 44% of total revenue, for the fiscal years ended June 30, 2016 and 2015, respectively, a 10% decrease.  Sales and marketing expense decreased principally due to (i) a decrease in marketing and promotional expense of $411,000, and (ii) a decrease of $230,000 in employee related costs and travel expense, which were partially offset by an increase in other sales related costs of $70,000.

The Company’s sales and marketing expense was $5,941,349, or 44% of total revenue, and $4,741,574 or 40% of total revenue, for the fiscal years ended June 30, 2015 and 2014, respectively, a 25% increase.  This $1,199,775 increase over the previous year was primarily the result of (i) an increase of approximately $708,000 in marketing expense, and (ii) an increase in salary and sales consulting and related expenses of $513,000, which were partially offset by a decrease of $21,000 in travel related expense.

Management expects sales and marketing expense to increase in absolute value in subsequent periods, but to continue to fall as a percentage of total revenue.

General and Administrative Expense

	Year Ended June 30, 2016	$ Change	% Change	Year Ended June 30, 2015	$ Change	% Change	Year Ended June 30, 2014
General and administrative	$3,165,077	$(1,114,564)	-26%	$4,279,641	$467,376	12%	$3,812,265
Percent of total revenue	23%			31%			32%

 The Company’s general and administrative expense was $3,165,077, or 23% of total revenue, and $4,279,641 or 31% of total revenue for the years ended June 30, 2016 and 2015, respectively, a 26% decrease.  This $1,114,564 decrease is principally due to (i) reductions in employee related costs, and travel expense of approximately $1.2 million, and (ii) decreased bad debt expense of $119,000.  These decreases were partially offset by increases in facility costs of $97,000 and professional fees of $108,000 incurred in connection with the acquisition of ReposiTrak.

The Company’s general and administrative expense was $4,279,641, or 31% of total revenue, and $3,812,265 or 32% of total revenue for the years ended June 30, 2015 and 2014, respectively, a 12% increase. This $467,376 increase when comparing expenditures for the year ended June 30, 2015 with the same period ended June 30, 2014 is principally due to (i) an increase in stock compensation, bonus and salary expense of approximately $378,000, and (ii) an increase of $158,000 in travel, professional fees, other facility related expense, offset by a decrease of $69,000 in estimated taxes.

Management expects general and administrative expense to increase in absolute value in subsequent periods, but to continue to fall as a percentage of total revenue.

Depreciation and Amortization Expense

	Year Ended June 30, 2016	$ Change	% Change	Year Ended June 30, 2015	$ Change	% Change	Year Ended June 30, 2014
Depreciation and amortization	$507,446	$(260,719)	-34%	$768,165	$(111,164)	-13%	$879,329
Percent of total revenue	4%			6%			7%

The Company’s depreciation and amortization expense was $507,446 and $768,165 for the year ended June 30, 2016 and 2015, respectively, a 34% decrease.  Depreciation and amortization expense decreased by $260,719 for the year ended, June 30, 2016 when compared to the year ended June 30, 2015 due to decreased customer list amortization due to the impairment charge taken in the fiscal year ended June 30, 2015.

The Company’s depreciation and amortization expense was $768,165 and $879,329 for the year ended June 30, 2015 and 2014, respectively, a 13% decrease.  Depreciation and amortization expense decreased by $111,164 for the year ended, June 30, 2015 when compared to the year ended June 30, 2014 due to the amortization of capitalized software costs.  This decrease is partially offset by an increase in depreciation related to new hardware purchases during the year ended June 30, 2015.

Impairment and Other Charges

The Company recognized a non-cash impairment charge of $1.5 million during the year ended June 30, 2015, due principally to decreased margins on customers acquired in connection with the Prescient acquisition.  In management’s determination, the carrying value of these relationships exceeded their estimated fair values as determined by future discounted cash flow projections.  When projecting the stream of future cash flows for purposes of determining long-lived asset recoverability, management makes assumptions, incorporating market conditions, sales growth rates, and operating expense.

Other Income and Expense

	Year Ended June 30, 2016	$ Change	% Change	Year Ended June 30, 20015	$ Change	% Change	Year Ended June 30, 2014
Other (expense) and income	$(20,938)	$(263,559)	-109%	$242,621	$140,041	137%	$102,580
Percent of total revenue	>0%			2%			1%

  Net other income (expense) was net other expense of $20,938 when compared with net other income of $242,621 for the year ended June 30, 2016 and June 30, 2015, respectively. This decrease of $263,559 for the year ended June 30, 2016 when compared to the year ended June 30, 2015 is primarily due to interest income on notes receivable during the 2015 period that were eliminated as a result of the consolidation of ReposiTrak for the same period in 2016 and a loss on the disposition of investments of $26,128 for the year ended June 30, 2016.

Net other income (expense) was net other income of $242,621 when compared with net other income of $102,580 for the year ended June 30, 2015 and June 30, 2014, respectively. This change of $140,041 for the year ended June 30, 2015 when compared to the year ended June 30, 2014 is due to interest income on notes receivable of $151,000.

Preferred Dividends

	Year Ended June 30, 2016	$ Change	% Change	Year Ended June 30, 2015	$ Change	% Change	Year Ended June 30, 2014
Preferred dividends	$729,288	$160,467	28%	$568,821	$(49,070)	-8%	$617,891
Percent of total revenue	5%			4%			5%

Dividends accrued on the Company’s Series B Preferred and Series B-1 Preferred was $729,288 for the year ended June 30, 2016, compared to dividends accrued on the Series B Preferred of $568,821 for the year ended June 30, 2015.  This $160,467 increase is primarily attributable to the determination by the Company to pay dividends in kind for the year ended June 30, 2015, which resulted in an adjustment to dividends in the current period. All dividends accrued were paid through the issuance of 66,013 shares of Series B-1 Preferred.

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

	Year Ended June 30, 2016	$ Change	% Change	Year Ended June 30, 2015	$ Change	% Change	Year Ended June 30, 2014
Cash and Cash Equivalents	$11,443,388	$117,816	1%	$11,325,572	$7,973,013	238%	$3,352,559

We have historically funded our operations with cash from operations, equity financings and debt borrowings. Cash and cash equivalents was $11,443,388 and $11,325,572 at June 30, 2016, and June 30, 2015, respectively, a 1.0% increase, and $11,325,572 and $3,352,559 at June 30, 2015, and June 30, 2014, respectively, a 238% increase. The $117,816 increase during the year ended June 30, 2016 when compared to the year ended June 30, 2015 is principally the result of cash flow from operations, while the $7,973,013 increase from the year ended June 30, 2015 to the comparable period ended June 30, 2014 is principally the result of the net proceeds of $6.7 million received from the registered direct offering completed in April 2015 and the $900,000 net proceeds from the private offering in January 2015, offset, in part, by the use of cash in operations.

 Net Cash Flows from Operating Activities

	Year Ended June 30, 2016	$ Change	% Change	Year Ended June 30, 2015	$ Change	% Change		Year Ended June 30, 2014
Cash flows provided by (used in) operating activities	$503,223	$(1,204,374)	-71%	$1,707,597	$1,800,131	N/A	%	$(92,534)

 Net cash provided by (used in) operating activities is summarized as follows:

	2016	2015	2014
Net income (loss)	$666,503	$(3,849,773)	$(2,490,145)
Noncash expense and income, net	1,612,026	5,368,927	2,882,344
Net changes in operating assets and liabilities	(1,775,306)	188,443	(484,733)
	$503,223	$1,707,597	$(92,534)

Noncash expense decreased by $3,756,901 in the year ended June 30, 2016 compared to June 30, 2015.  Noncash expense decreased as a result of a $1,750,000 decrease in stock compensation expense, a $1,756,000 decrease in depreciation and amortization expense, which includes a $1,496,000 impairment charge, a $158,000 decrease in charitable non-cash donations, and a decrease of $119,000 in bad debt expense, offset by a $26,000 increase on the loss of short-term marketable securities.

Noncash expense increased by $2,486,583 in the year ended June 30, 2015 compared to June 30, 2014.  Noncash expense increased as a result of an impairment charge of $1,496,000, a $1,041,000 increase in stock compensation expense, and a $61,000 increase in stock issued as a charitable contribution.

 Net Cash Flows used in Investing Activities

	Year Ended June 30, 2016	$ Change	% Change	Year Ended June 30, 2015	$ Change	% Change	Year Ended June 30, 2014
Cash flows used in investing activities	$365,641	(2,241,236)	-86%	$2,606,877	$954,152	58%	$1,652,725

Net cash flows used in investing activities for the year ended June 30, 2016 was $365,641 compared to net cash flows used in investing activities of $2,606,877 for the year ended June 30, 2015.  This $2,241,236 decrease in cash used in investing activities for the year ended June 30, 2016 when compared to the same period in 2015 was the result of funds loaned to ReposiTrak during the year ended June 30, 2015, which were eliminated due to the acquisition of ReposiTrak and consolidation of the Company's financial statements. This decrease was partially offset by the investment in long-term investments and capitalization of software cost.

Net cash flows used in investing activities for the year ended June 30, 2015 was $2,606,877 compared to net cash flows used in investing activities of $1,652,725 for the year ended June 30, 2014.  This $954,152 increase in cash used in investing activities for 2015 when compared to the same period in 2014 was the result of additional funds loaned under notes receivable.

 Net Cash Flows from Financing Activities

	Year Ended June 30, 2016	$ Change	% Change	Year Ended June 30, 2015	$ Change	% Change	Year Ended June 30, 2014
Cash flows (used in) provided by financing activities	$(19,766)	$(8,892,059)	-100%	$8,872,293	$7,391,060	499%	$1,481,233

Net cash flows used in financing activities totaled $19,766 for the year ended June 30, 2016 compared to cash flows provided by financing activities of $8,872,293 for the year ended June 30, 2015. The change in net cash related to financing activities is primarily attributable to cash from the issuance of stock during the year ended June 30, 2015 and increased proceeds from lines of credit, partially offset by (i) a decrease in payments on notes payable, and (ii) a decrease in dividends paid in cash.  The Company has the option to pay quarterly preferred dividends in kind and has made this election for each quarter beginning with the quarter ended December 31, 2015.

Net cash flows provided by financing activities totaled $8,872,293 for the year ended June 30, 2015 compared to cash flows used in financing activities of $1,481,233 for the year ended June 30, 2014. The change in net cash related to financing activities is primarily attributable to the increases in (i) stock issued for cash of $6.1 million, (ii) proceeds from an increase in lines of credit of $1.3 million, (iii) a decrease in cash paid for dividends of $430,000, (iv) a decrease in payments on notes payable of $306,000, and (v) increased proceeds from employee stock plans of $49,000.  These items were partially offset by a decrease of $633,000 in cash from the exercise of options and warrants and a $165,000 decrease in proceed for the issuance of notes payable.

Liquidity and Working Capital

At June 30, 2016, the Company had positive working capital of $7,845,826, as compared with positive working capital of $5,032,139 at June 30, 2015, and positive working capital of $654,042 at June 30, 2014.  This $2,813,687 increase in working capital is principally due to the receipt of cash flow from operations, and an increase of $1,907,377 in accounts receivable, and a decrease of $236,810 in accounts payable and $1,018,908 in accrued liabilities.  The substantial increase in accounts receivable in the year ended June 30, 2016 compared to the year ended June 30, 2015 is principally due to extended payment terms and deals closing in the quarter ended June 30, 2016.  The substantial decrease in accrued liabilities in the year ended June 30, 2016 compared to the year ended June 30, 2015 is principally due to decreased accruals related to stock based compensation and other compensation based accruals.

Working capital at June 30, 2015 reflected the receipt of $7.6 million in proceeds received from the registered direct offering completed in April 2015 and private offering completed in January 2015, partially offset by the use of cash during the year ended June 30, 2015 caused by the increase in net loss during the period.   While no assurances can be given, management currently believes that the Company will increase its working capital position in subsequent periods, and thereby reduce its indebtedness utilizing existing cash resources and projected cash flow from operations.

 Management anticipates that it will have adequate cash resources to fund its operations and satisfy its debt obligations for at least the next 12 months.

	Year Ended June 30, 2016	$ Change	% Change	Year Ended June 30, 2015	$ Change	% Change	Year Ended June 30, 2014
Current assets	$15,384,631	$1,955,041	15%	$13,429,590	$6,968,193	108%	$6,461,397

Current assets as of June 30, 2016 totaled $15,384,631, an increase of $1,955,041 when compared to $13,429,590 as of June 30, 2015.  The increase in current assets is attributable to an increase in accounts receivable.

Current assets at June 30, 2015 totaled $13,429,590, an increase of $6,968,193 when compared to $6,461,397 at June 30, 2014.  This 108% increase in cash from the proceeds of the registered direct offering completed in April 2015 and the private offering complete in January 2015.

	Year Ended June 30, 2016	$ Change	% Change	Year Ended June 30, 2016	$ Change	% Change	Year Ended June 30, 2014
Current liabilities	$7,538,805	$(858,646)	-10%	$8,397,451	$2,590,096	45%	$5,807,355

Current liabilities totaled $7,538,805 and $8,397,451 as of June 30, 2016 and 2015, respectively.  The $858,646 comparative decrease in current liabilities is principally due to a decrease in accrued liabilities.  This decrease was partially offset by an increase in deferred revenue.

Current liabilities totaled $8,397,451 and $5,807,355 as of June 30, 2015 and 2014, respectively.  The $2,590,096 comparative increase in current liabilities is principally due to increases lines of credit and accrued liabilities as well as increases in accounts payable and deferred revenue acquired in connection with the acquisition of ReposiTrak.

           While no assurances can be given, management currently intends to continue to reduce its indebtedness in subsequent periods utilizing existing cash resources and projected cash flow from operations.  In addition, management may also continue to pay down, pay off or refinance certain of the Company’s indebtedness.  Management believes that these initiatives will enable us to address our debt service requirements during the next 12 months without negatively impacting our working capital, as well as fund our currently anticipated operations and capital spending requirements.

Contractual Obligations

Total contractual obligations and commercial commitments as of June 30, 2016 are summarized in the following table:

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$736,931	236,784	441,069	59,078	-

Inflation

The impact of inflation has historically not had a material effect on the Company’s financial condition or results from operations; however, higher rates of inflation may cause retailers to slow their spending in the technology area, which could have an impact on the Company’s sales.

Recent Accounting Pronouncements

In May 2014, August 2015, April 2016 and May 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers,  ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date,  ASU 2016-10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing , and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients,  respectively. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company is in the process of assessing the impact, if any, on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 (ASC Topic 718), Stock Compensation—Improvements to Employee Share-Based Payment Accounting.  The amendments in this ASU are intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax consequences, classification on the consolidated statement of cash flows and treatment of forfeitures. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is in the process of assessing the impact, if any, of this ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 (ASC Topic 842), Leases. The ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of assessing the impact on its consolidated financial statements.

In April 2015 and August 2015, the FASB issued ASU 2015-03 (ASC Subtopic 835-30),Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs  and ASU 2015-15 (ASC Subtopic 835-30),Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting,  respectively. The ASUs require that debt issuance costs related to a recognized debt liability, with the exception of those related to line-of-credit arrangements, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this new guidance is not expected to have a material impact on the Company's consolidated financial statements and disclosures.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required hereunder in this Annual Report on Form 10-K is set forth in the financial statements and the notes thereto beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective January 1, 2016 (the “Effective Date”) all of the assets of HJ & Associates, LLC (“HJ”) were acquired by Haynie & Company, Salt Lake City, Utah, and, as a result, HJ resigned as the Company’s independent registered public accounting firm because the firm is no longer be an active entity. Therefore, on January 1, 2016, the Company engaged Haynie & Company, Salt Lake City, Utah, as its new independent registered public accounting firm. The engagement of Haynie & Company was unanimously approved by the Company’s audit committee.

The reports of HJ regarding the Company’s consolidated financial statements for the two most recent fiscal years did not contain an adverse or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years and through the Effective Date, there were (i) no disagreements between the Company and HJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of HJ, would have caused HJ to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During the Company’s two most recent fiscal years and in the subsequent interim period through the Effective Date, the Company has not consulted with Haynie & Company regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that Haynie & Company concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

The Company disclosed the change in auditors in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2016.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

 Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2016. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of June 30, 2016, based on the framework and criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2016.

Haynie and Company, our independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting, which report is included in Part IV below.

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

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2016.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2016.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2016.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits, Financial Statements and Schedules

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, Dated August 28, 2008 (1)
2.2	Form of Stock Purchase Agreement (1)
2.3	Form of Stock Voting Agreement (1)
2.4	Form of Promissory Note (2)
3.1	Articles Of Incorporation (3)
3.2	Certificate Of Amendment (4)
3.3	Certificate of Amendment (5)
3.4	Bylaws (3)
4.1	Certificate of Designation of the Series A Convertible Preferred Stock (6)
4.2	Certificate of Designation of the Series B Convertible Preferred Stock (7)
4.3	Fourth Amended and Restated Certificate of Designation of the Relative Rights, Powers and Preferences of the Series B Preferred Stock of Park City Group, Inc. (17)
4.4	First Amended and Restated Certificate of Designation of the Relative Rights, Powers and Preferences of the Series B-1 Preferred Stock of Park City Group, Inc. (18)
10.1	Subordinated Promissory Note, dated April 1, 2009, issued to Riverview Financial Corporation (8)
10.2	Amendment to Loan Agreement and Note, by and between U.S. Bank National Association and the Company, dated September 15, 2009 (9)
10.3	Term Loan Agreement, by and between U.S. Bank National Association and the Company, dated May 5, 2010 (10)
10.4	Amendment to Loan Agreement and Note, by and between U.S. Bank National Association and the Company, dated May 5, 2010 (10)
10.5	Promissory Note, dated August 25, 2009, issued to Baylake Bank (10)
10.6	ReposiTrak Omnibus Subscription Agreement (11)
10.7	ReposiTrak Promissory Note (11)
10.8	Fields Employment Agreement(14)
10.9	Services Agreement(14)
10.10	Form of Securities Purchase Agreement (15)
10.11	Employment Agreement by and between Todd Mitchell and Park City Group, Inc., dated September 28, 2015 (16)
14.1	Code of Ethics and Business Conduct (12)
21	List of Subsidiaries (13)
23	Consent of Haynie & Company, dated September 7, 2016 *
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from our Form 8-K dated September 3, 2008.
(2)	Incorporated by reference from our Form 8-K dated September 15, 2008.
(3)	Incorporated by reference from our Form DEF 14C dated June 5, 2002.
(4)	Incorporated by reference from our Form 10-QSB for the year ended Sept 30, 2005.
(5)	Incorporated by reference from our Form 10-KSB dated September 29, 2006.
(6)	Incorporated by reference from our Form 8-K dated June 27, 2007.
(7)	Incorporated by reference from our Form 8-K dated July 21, 2010.
(8)	Incorporated by reference from our Form 8-K dated September 30, 2009.
(9)	Incorporated by reference from our Form 8-K dated October 1, 2009.
(10)	Incorporated by reference from our Form 8-K dated August 25, 2009.
(11)	Incorporated by reference from our Annual Report on Form 10-K dated September 23, 2014.
(12)	Incorporated by reference from our Form 10-KSB dated September 30, 2008.
(13)	Incorporated by reference from our Form 10-K dated September 13, 2011.
(14)	Incorporated by reference from our Form 10-K dated September 11, 2014.
(15)	Incorporated by reference from our Form 8-K dated May 13, 2015.
(16)	Incorporated by reference from our Form 8-K dated September 30, 2015.
(17)	Incorporated by reference from our Form 8-K dated January 14, 2016.
(18)	Incorporated by reference from our Form 8-K dated January 14, 2016.
*	Filed herewith

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK CITY GROUP, INC.
(Registrant)
Date: September 7, 2016	By: /s/ Randall K. Fields
Principal Executive Officer, Chairman of the Board and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall K. Fields	Chairman of the Board and Director,	September 7, 2016
Randall K. Fields	Chief Executive Officer (Principal Executive Officer)
/s/ Todd Mitchell	Chief Financial Officer	September 7, 2016
Todd Mitchell	(Principal Financial Officer & Principal Accounting Officer)
/s/ Robert W. Allen	Director, and Compensation	September 7, 2016
Robert W. Allen	Committee Chairman
/s/ William S. Kies, Jr.	Director	September 7, 2016
William S. Kies, Jr.
/s/ Richard Juliano	Director	September 7, 2016
Richard Juliano
/s/ Austin F. Noll, Jr.	Director	September 7, 2016
Austin F. Noll, Jr.
/s/ Ronald C. Hodge	Director, and Audit Committee Chairman	September 7, 2016
Ronald C. Hodge

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Park City Group, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Park City Group, Inc. and subsidiaries as of June 30, 2016, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the period ended June 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park City Group, Inc. and subsidiaries as of June 30, 2016, and the results of their operations and their cash flows for the period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Park City Group, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated September 7, 2016 expressed an unqualified opinion on the effectiveness of Park City Group, Inc. ’s internal control over financial reporting.

Haynie and Company
Salt Lake City, Utah
September 7, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Park City Group, Inc.
Salt Lake City, Utah

We have audited Park City Group, Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Park City Group, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Park City Group, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Park City Group, Inc. and Subsidiaries and our report dated September 7, 2016 expressed an unqualified opinion.

Haynie and Company
Salt Lake City, Utah
September 7, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Park City Group, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Park City Group, Inc. and Subsidiaries as of June 30, 2015 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended June 30, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park City Group, Inc. and Subsidiaries as of June 30, 2015, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles.

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

HJ & Associates, LLC
Salt Lake City, Utah
September 14, 2015

PARK CITY GROUP, INC.
Consolidated Balance Sheets

Assets	June 30, 2016	June 30, 2015
Current Assets
Cash	$11,443,388	$11,325,572
Receivables, net allowance	3,547,968	1,640,591
Prepaid expense and other current assets	393,275	463,427

Total Current Assets	15,384,631	13,429,590

Property and equipment, net	469,383	764,442

Other Assets:
Deposits and other assets	14,866	14,866
Investments	471,584	-
Customer relationships	1,182,600	1,314,000
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	182,942	-

Total Other Assets	22,735,878	22,212,752

Total Assets	$38,589,892	$36,406,784

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$580,309	$817,119
Accrued liabilities	1,502,203	2,521,111
Deferred revenue	2,717,094	2,331,920
Lines of credit	2,500,000	2,500,000
Current portion of notes payable	239,199	227,301

Total current liabilities	7,538,805	8,397,451

Long-term liabilities
Notes payable, less current portion	491,253	349,192
Other long term liabilities	57,275	75,518

Total liabilities	8,087,333	8,822,161

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 30,000,000 shares authorized;
625,375 and 625,375 shares of Series B Preferred issued and outstanding at June 30, 2016 and 2015 respectively	6,254	6,254
180,213 and 74,200 shares of Series B1 Preferred issued and outstanding at June 30, 2016 and 2015 respectively	1,802	742
Common stock, $0.01 par value, 50,000,000 shares authorized; 19,229,313 and 18,875,586 issued and outstanding at June 30, 2016 and 2015, respectively	192,296	188,759
Additional paid-in capital	73,272,620	70,296,496
Accumulated deficit	(42,970,413)	(42,907,628)

Total stockholders equity	30,502,559	27,584,623

Total liabilities and stockholders' equity	$38,589,892	$36,406,784

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended June 30,
	2016	2015	2014

Revenue	$14,010,693	$13,648,715	$11,928,416

Operating expense:
Cost of revenue and product support	4,279,724	5,256,251	5,087,973
Sales and marketing	5,371,005	5,941,349	4,741,574
General and administrative	3,165,077	4,279,641	3,812,265
Depreciation and amortization	507,446	768,165	879,329
Impairment of intangibles	-	1,495,703	-
Total operating expense	13,323,252	17,741,109	14,521,141

Income (loss) from operations	687,441	(4,092,394)	(2,592,725)

Other (expense) income:
Interest income (expense), net	5,190	242,621	102,580
Loss on disposition of Investment	(26,128)	-	-

Income (loss) before income taxes	666,503	(3,849,773)	(2,490,145)

Provision for income taxes	-	-	-

Net income (loss)	666,503	(3,849,773)	(2,490,145)

Dividends on preferred stock	(729,288)	(568,821)	(617,891)
Restructuring of Series B Preferred	-	(2,141,980)	-

Net loss applicable to common shareholders	$(62,785)	$(6,560,574)	$(3,108,036)

Weighted average shares, basic and diluted	19,151,000	17,375,000	16,710,000
Basic and diluted loss per share	$(0.00)	$(0.38)	$(0.19)

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	For the Years Ended June 30,
	2016	2015	2014

Net income (loss)	$666,503	$(3,849,773)	$(2,490,145)
Other Comprehensive Income (Loss):
Unrealized loss on marketable securities	(26,128)	-	-
Reclassification adjustment	26,128	-	-
Net income (loss) on marketable securities	-	-	-
Comprehensive income (loss)	$666,503	$(3,849,773)	$(2,490,145)

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2013	411,927	4,119	-	-	16,128,530	$161,285	$43,314,986	$(33,239,018)	$10,241,372

Stock issued for:
Compensation	-	-	-	-	312,364	3,124	1,089,574	-	1,092,698
Cash	-	-	-	-	277,092	2,771	1,659,922	-	1,662,693
Charitable Contribution	-	-	-	-	15,000	150	96,750	-	96,900
Preferred Dividends-Declared	-	-	-	-	-	-	-	(617,891)	(617,891)
Exercise of Options/Warrants	-	-	-	-	195,039	1,950	631,504	-	633,454

Net loss	-	-	-	-	-	-	-	(2,490,145)	(2,490,145)
Balance, June 30, 2014	411,927	4,119	-	-	16,928,025	169,280	46,792,736	(36,347,054)	10,619,081

Series B Restructure	214,198	2,142	-	-	-	-	2,139,838	(2,141,980)	-
Series B Redemption	(750)	(7)	-	-	-	-	(7,493)	-	(7,500)
Stock issued for:
Accrued compensation	-	-	30,000	300	366,033	3,664	2,156,229	-	2,160,193
Cash	-	-	-	-	693,090	6,931	7,802,664	-	7,809,595
Charitable Contribution	-	-	-	-	15,000	150	157,800	-	157,950
Preferred Dividends-PIK	-	-	44,200	442	-	-	441,560	-	442,002
Acquisition	-	-	-	-	873,438	8,734	10,813,162	-	10,821,896
Preferred Dividends-Declared								(568,821)	(568,821)

Net loss	-	-	-	-	-	-	-	(3,849,773)	(3,849,773)
Balance, June 30, 2015	625,375	6,254	74,200	742	18,875,586	188,759	70,296,496	(42,907,628)	27,584,623

Stock issued for:
Accrued compensation	-	-	40,000	400	320,770	3,208	2,084,133	-	2,087,741
Cash	-	-	-	-	23,528	235	199,613	-	199,848
Preferred Dividends-PIK	-	-	66,013	660	-	-	659,470	-	660,130
Preferred Dividends-Declared	-	-	-	-	-	-	-	(729,288)	(729,288)
Exercise of Option/Warrant	-	-	-	-	9,429	94	32,908	-	33,002

Net income	-	-	-	-	-	-	-	666,503	666,503
Balance, June 30, 2016	625,375	$6,254	180,213	$1,802	19,229,313	$192,296	$73,272,620	$(42,970,413)	$30,502,559

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$666,503	$(3,849,773)	$(2,490,145)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	507,446	768,165	879,329
Impairment of intangibles	-	1,495,703	-
Bad debt expense	68,140	186,780	186,740
Stock compensation expense	1,010,312	2,760,329	1,719,375
Charitable non-cash donations	-	157,950	96,900
Loss on short-term marketable securities	26,128	-	-
Decrease (increase) in:
Trade receivables	(1,975,517)	710,302	(661,357)
Prepaids and other assets	70,152	(501,957)	(20,747)
Increase (decrease) in:
Accounts payable	(236,810)	(49,296)	84,634
Accrued liabilities	(18,305)	136,517	49,252
Deferred revenue	385,174	(107,123)	63,485

Net cash provided by (used in) operating activities	503,223	1,707,597	(92,534)

Cash flows from investing activities:
Cash from sale of marketable securities	4,612,908	-	-
Payments received on notes receivable	-	300,000	-
Net cash received in acquisition	-	22,119	-
Cash advanced on Note Receivable	-	(2,559,460)	(1,200,000)
Cash from sale of property & equipment	-	-	6,505
Purchase of property and equipment	(80,987)	(369,536)	(459,230)
Capitalization of software costs	(182,942)	-	-
Purchase of long-term investments	(75,584)	-	-
Purchase of marketable securities	(4,639,036)	-	-

Net cash used in investing activities	(365,641)	(2,606,877)	(1,652,725)

Cash flows from financing activities:
Proceeds from employee stock plans	199,848	203,211	153,875
Proceeds from exercises of options and warrants	33,002	-	633,454
Proceeds from issuance of note payable	-	172,795	338,287
Proceeds from issuance of stock	-	7,606,384	1,493,818
Net increase in lines of credit	-	1,300,000	-
Preferred stock redemption	-	(7,500)	-
Dividends paid	(10,575)	(157,147)	(586,999)
Payments on notes payable and capital leases	(242,041)	(245,450)	(551,202)

Net cash (used in) provided by financing activities	(19,766)	8,872,293	1,481,233

Net increase (decrease) in cash and cash equivalents	117,816	7,973,013	(264,026)

Cash and cash equivalents at beginning of period	11,325,572	3,352,559	3,616,585

Cash and cash equivalents at end of period	$11,443,388	$11,325,572	$3,352,559

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$-	$-	$6,634
Cash paid for interest	$46,508	$80,534	$75,343

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Preferred Stock to pay accrued liabilities	$400,000	$300,000	$-
Common Stock to pay accrued liabilities	$1,687,741	$1,860,191	$1,107,698
Dividends accrued on preferred stock	$729,288	$568,821	$617,891
Dividends paid with preferred stock	$660,130	$442,002	$-
Conversion of accounts receivable into notes receivable	$-	$-	$1,622,863
Series B restructure	$-	$2,141,980	$-
Note payable for long-term investment	$396,000	$-	$-

See accompanying notes to consolidated financial statements.

Supplemental Disclosure of Non-Cash Investing and Financing Activities, continued

On June 30, 2015, the Company purchased 100% of the outstanding common stock of ReposiTrak, Inc.  The fair values of ReposiTrak’s assets and liabilities at the date of acquisition and the consideration paid, net of cash acquired, are as follows:

Receivables	$152,340
Prepaid expense	17,500
Customer relationships	1,314,000
Goodwill	16,077,953
Accounts payable	(128,126)
Deferred revenue	(598,232)

Net assets acquired	16,835,435

Common stock issued	10,821,897
Receivables eliminated in consolidation	6,035,657

Cash received in acquisition	$22,119

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2016 and June 30, 2015

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

 The Company designs, develops, markets and supports proprietary software products. These products are designed for businesses having multiple locations to assist in the management of business operations on a daily basis and communicate results of operations in a timely manner. In addition, the Company has built a consulting practice for business improvement that centers on the Company’s proprietary software products. The principal markets for the Company's products are multi-store retail and convenience store chains, branded food manufacturers, suppliers and distributors, and manufacturing companies, which have operations in North America, Europe, Asia and the Pacific Rim.  As a result of the acquisition of ReposiTrak, Inc. (“ReposiTrak”) in June 2015, as more particularly described below, the Company also provides food, pharmaceutical, and dietary supplement retailers and suppliers with a robust cloud-based solution to help protect their brands and remain in compliance with business records and regulatory requirements, such as the Food Safety Modernization Act (“FSMA”) and the Drug Quality and Security Act (“DQSA”).

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

 During the years ended June 30, 2016, there were no customers that accounted for greater than 10% of total revenue.  During the years ended June 30, 2015 and 2014, the Company had one customer, ReposiTrak, Inc. (acquired on June 30, 2015) that accounted for greater than 10% of total revenue in both years.

Receivables

    Trade account and notes receivable are stated at the amount the Company expects to collect. Receivables are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances may be required.

Allowance for Doubtful Accounts Receivable

 The Company offers credit terms on the sale of the Company’s products to a significant majority of the Company’s customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience and a specific review of accounts receivable at the end of each period. As of June 30, 2016, 2015 and 2014, the allowance for doubtful accounts was $75,000, $94,000, and $70,000, respectively.

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

Warranties

 The Company offers a limited warranty against software defects.  Customers who are not completely satisfied with their software purchase may attempt to be reimbursed for their purchases outside the warranty period.  For the years ending June 30, 2016, 2015 and 2014, the Company did not incur any expense associated with warranty claims.

Revenue Recognition

 The Company recognizes revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement, (ii) the service has been provided to the customer, (iii) the collection of our fees is probable and (iv) the amount of fees to be paid by the customer is fixed or determinable.

 The Company recognizes subscription, hosting, premium support, and maintenance revenue ratably over the length of the agreement beginning on the commencement dates of each agreement or when revenue recognition conditions are satisfied.  Revenue from license and professional services agreements are recognized as delivered.

Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Agreements with multiple deliverables such as subscriptions, support, and professional services, are accounted for separately if the deliverables have standalone value upon delivery.  Subscription services have standalone value as the services are typically sold separately.  When considering whether professional services have standalone value, the Company considers the following factors: (i) availability of services from other vendors, (ii) the nature and timing of professional services, and (iii) sales of similar services sold separately.  Multiple deliverable arrangements are separated into units of accounting and the total contract consideration is allocated to each unit based on relative selling prices.

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

 During 2016, 2015 and 2014 capitalized development costs of $0, $0, and $73,082 respectively, were amortized into expense.  The Company amortizes its developed and purchased software on a straight-line basis over three and five years, respectively.

Research and Development Costs

 Research and development costs include personnel costs, engineering, consulting, and contract labor and are expensed as incurred for software that has not achieved technological feasibility.

Advertising Costs

Advertising is expensed as incurred. Advertising costs were approximately $113,000, $21,000, and $14,000 for the years ended June 30, 2016, 2015 and 2014, respectively.

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

 For the year ended June 30, 2016, 2015 and 2014 warrants to purchase 1,416,749, 1,426,178 and 317,373 shares of common stock, respectively, were not included in the computation of diluted EPS due to the anti-dilutive effect.  Warrants to purchase shares of common stock were outstanding at prices ranging from $3.50 to $10.00 per share at June 30, 2016.

 1,029,818 shares of common stock issuable upon conversion of the Company’s Series B Preferred were not included in the diluted EPS calculation for the year ended June 30, 2014, as the effect would have been anti-dilutive.  Series B Preferred was no longer convertible to common stock for the year ended June 30, 2016 and 2015.

	Year ended June 30, 2016	Year ended June 30, 2015	Year ended June 30, 2014
Dilutive effect of warrants	-	-	-
Weighted average shares outstanding assuming dilution	19,151,000	17,375,000	16,710,000

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

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the consolidated statements of comprehensive income. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves.  The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of interest income.

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

Reclassifications

  Certain prior-year amounts have been reclassified to conform with the current year's presentation.

NOTE 3.	INVESTMENTS

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s consolidated balance sheets and statements of operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the consolidated statements of operations.  The Company’s carrying value in an equity method investee company is reflected in the caption ‘‘Investments’’ in the Company’s consolidated balance sheets.

As of June 30, 2016, investments represent a 36% ownership in a privately-held corporation, and represents initial (January 2016) and subsequent investments. There were nominal earnings for the year ended June 30, 2016.

When the Company’s carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

NOTE 4.	RECEIVABLES

 Accounts receivable consist of the following:
	2016	2015
Accounts receivable	$3,622,968	$1,734,591
Allowance for doubtful accounts	(75,000)	(94,000)
	$3,547,968	$1,640,591

 Accounts receivable consist of trade accounts receivable and unbilled amounts recognized as revenue during the year for which invoicing occurs subsequent to year-end.  Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

NOTE 5.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following at June 30:

	2016	2015
Computer equipment	$3,350,390	$3,269,403
Furniture and fixtures	260,574	260,574
Leasehold improvements	231,782	231,782
	3,842,746	3,761,759
Less accumulated depreciation and amortization	(3,373,363)	(2,997,317)
	$469,383	$764,442

Depreciation expense for the years ended June 30, 2016 and 2015 was $376,046 and $345,847, respectively.

NOTE 6.	CAPITALIZED SOFTWARE COSTS

 Capitalized software costs consist of the following at June 30:
	2016	2015
Capitalized software costs	$2,626,070	$2,443,128
Less accumulated amortization	(2,443,128)	(2,443,128)
	$182,942	$-

 Amortization expense for the years ended June 30, 2016 and 2015 was $0 and $0, respectively.

NOTE 7.	ACQUISITION RELATED INTANGIBLE ASSETS, NET

 Customer relationships consist of the following at June 30:
	2016	2015
Customer relationships	$5,537,161	$5,537,161
Less accumulated amortization	(4,354,561)	(2,727,458)
Less impairment charge	-	(1,495,703)
	$1,182,600	$1,314,000

 Amortization expense for the years ended June 30, 2016 and 2015 was $131,400 and $422,316, respectively.

The Company recognized a non-cash impairment charge of $1.5 million during the year ended June 30, 2015, due principally to decreased margins on customers acquired in connection with the Prescient acquisition.  In management’s determination, the carrying value of these relationships exceeded their estimated fair values as determined by future discounted cash flow projections.  When projecting the stream of future cash flows for purposes of determining long-lived asset recoverability, management makes assumptions, incorporating market conditions, sales growth rates, and operating expense.

Estimated aggregate amortization expense per year are as follows:

Years ending June 30:
2017	131,400
2018	131,400
2019	131,400
2020	131,400
Thereafter	657,000

NOTE 8.	ACCRUED LIABILITIES

 Accrued liabilities consist of the following at June 30, 2016 and 2015:

	2016	2015
Accrued stock-based compensation	$768,055	$1,665,731
Accrued compensation	336,957	506,064
Accrued other liabilities	214,432	225,140
Accrued dividends	182,759	124,176
	$1,502,203	$2,521,111

NOTE 9.	NOTES PAYABLE

 The Company had the following notes payable obligations at June 30, 2016 and 2015:

Notes Payable:	2016	2015
Note payable to a bank, due in monthly installments of $7,860 bearing interest at 3.73% due February 9, 2017, this note is a conversion of a multi-advance note payable initially put in place on February 19, 2012, secured by related capital equipment purchases.	62,445	152,530
Note payable to a bank, due in monthly installments of $7,860 bearing interest at 4.17% due August 26, 2018, this note is a conversion of a multi-advance note payable initially put in place on August 26, 2013, secured by related capital equipment purchases.	187,799	272,191
Note payable to a bank, due in monthly installments of $4,932 bearing interest at 4.91% due March 18, 2018, secured by related capital equipment purchases.	98,980	151,772
Note payable to an entity, due in monthly installments of $4,009 bearing interest at 4.00% due July 1, 2019, secured by long-term investments.	381,228	-
	730,452	576,493
Less current portion notes payable	(239,199)	(227,301)
	$491,253	$349,192

 Maturities of notes payable and capital leases at June 30, 2016 are as follows:

Year ending June 30:
2017	$239,199
2018	$170,232
2019	$44,200
2020	$276,821
2021	$-

NOTE 10.	LINES OF CREDIT

 The Company’s line of credit with a bank has an annual interest rate of 1.71% + the greater of zero percent or LIBOR.  The line of credit is scheduled to mature on December 27, 2016. The balance on the line of credit was $2,500,000 at June 30, 2016 and June 30, 2015.

NOTE 11.	DEFERRED REVENUE

 Deferred revenue consisted of the following at June 30:

	2016	2015
Subscription	$2,221,264	$1,742,909
Other	495,830	589,011
	$2,717,094	$2,331,920

NOTE 12.	INCOME TAXES

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

Net deferred tax liabilities consist of the following components at June 30:

	2016	2015

Deferred tax assets:
NOL carryover	$48,359,356	$45,886,227
Amortization	-	21,115
Allowance for bad debts	29,250	19,500
Accrued expense	254,971	649,635
Deferred revenue	1,059,667	676,138
Deferred tax liabilities:
Depreciation	(88,495)	(140,838)
Amortization	(184,989)	-
Valuation allowance	(49,429,760)	(47,211,777)
Net deferred tax asset	$-	$-

The income tax provision differs from the amounts of income tax determined by applying the US federal income tax rate to pretax income from continuing operations for the years ended June 30, 2016 and 2015 due to the following:

	2016	2015
Book income (loss)	$259,941	$(1,500,591)
Stock for services	134,721	172,502
Stock for charity	-	61,601
Intangible impairment	-	583,324
Change in accrual stock	(394,664)	211,982
Life insurance	26,438	26,438
Meals & entertainment	10,785	12,885
Change in deferred revenue	383,528	(41,778)
Change in allowance for doubtful accounts	(7,410)	(7,800
Change in depreciation	103,589	(137,747)
NOL utilization	(516,928)	-
Valuation allowance	-	619,719
	$-	$-

At June 30, 2016, the Company had net operating loss carry-forwards of approximately $123,998,300 that may be offset against past and future taxable income from the year 2013 through 2035.  No tax benefit has been reported in the June 30, 2016 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of June 30, 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before June 30, 2012.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

Operating Leases

 In September, 2012, the Company entered into an office lease at 299 So. Main Street, Suite 2370, Salt Lake City, Utah, 84111, providing for the lease of approximately 5,300 square feet for a period of seven years, commencing on November 1, 2012.  The monthly rent is $13,122.

 Minimum future rental payments under the non-cancelable operating leases are as follows:

Year ending June 30:
2017	$165,024
2018	$169,993
2019	$73,847
2020	$-
2021	$-

 From time to time the Company may enter into or exit from diminutive operating lease agreements for equipment such as copiers, temporary back up servers, etc. These leases are not of a material amount and thus will not in the aggregate have a material adverse effect on our business, financial condition, results of operation or liquidity.

NOTE 14.	EMPLOYEE BENEFIT PLAN

 The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code.  Employees who have attained the age of 18 are eligible to participate.  The Company, at its discretion, may match employee’s contributions at a percentage determined annually by the Board of Directors.  The Company does not currently match contributions.  There were no expenses for the years ended June 30, 2016 and 2015.

NOTE 15.	STOCKHOLDERS EQUITY

 Officers and Directors Stock Compensation

 Effective November 2008, the Board of Directors approved the following compensation for directors who are not employed by the Company:

●	Annual cash compensation of $10,000 payable at the rate of $2,500 per quarter. The Company has the right to pay this amount in the form of shares of the Company’s common stock.

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

 Officers, Key Employees, Consultants and Directors Stock Compensation.

 In January 2013, the Board of Directors approved the Second Amended and Restated the 2011 Stock Plan (the “Amended 2011 Plan”), which Amended 2011 Plan was approved by shareholders on March 29, 2013.  Under the terms of the Amended 2011 Plan, all employees, consultants and directors of the Company are eligible to participate.  The maximum aggregate number of shares of common stock that may be granted under the 2011 Plan was increased from 250,000 shares to 550,000 shares.  A Committee of independent members of the Company’s Board of Directors administers the 2011 Plan.  The exercise price for each share of common stock purchasable under any incentive stock option granted under the 2011 Plan shall be not less than 100% of the fair market value of the common stock, as determined by the stock exchange on which the common stock trades on the date of grant.  If the incentive stock option is granted to a shareholder who possesses more than 10% of the Company's voting power, then the exercise price shall be not less than 110% of the fair market value on the date of grant.  Each option shall be exercisable in whole or in installments as determined by the Committee at the time of the grant of such options.  All incentive stock options expire after 10 years.  If the incentive stock option is held by a shareholder who possesses more than 10% of the Company's voting power, then the incentive stock option expires after five years.  If the option holder is terminated, then the incentive stock options granted to such holder expire no later than three months after the date of termination.  For option holders granted incentive stock options exercisable for the first time during any fiscal year and in excess of $100,000 (determined by the fair market value of the shares of common stock as of the grant date), the excess shares of common stock shall not be deemed to be purchased pursuant to incentive stock options.

During the year ended June 30, 2016 the Company issued 37,729 shares to its directors and 278,000 shares to employees and consultants under these plans, 311,538 of which are included in the rollforward of Restricted Stock units below.

Restricted Stock Units

	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at July 1, 2014	1,586,964	$5.05
Granted	145,339	9.54
Vested and issued	(348,186)	4.74
Forfeited	(33,147)	9.35
Outstanding at June 30, 2015	1,350,970	5.51
Granted	48,228	10.51
Vested and issued	(311,538)	5.10
Forfeited	(36,516)	6.51
Outstanding at June 30, 2016	1,051,144	$5.82

        The number of restricted stock units outstanding at June 30, 2016 included 2,000 units that have vested but for which shares of common stock had not yet been issued pursuant to the terms of the agreement.

        As of June 30, 2016, there was approximately $6.1 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight line basis over a weighted average period of 5.19 years.

Warrants

    Outstanding warrants were issued in connection with private placements of the Company's common stock and with the Series B Preferred Restructure. The following table summarizes information about fixed stock warrants outstanding at June 30, 2016:

	Warrants Outstanding at June 30, 2016			Warrants Exercisable at June 30, 2016
Range of exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$3.50 – 4.00	1,316,268	3.26	$3.92	1,316,268	$3.92
$6.45 – 10.00	100,481	2.49	$7.29	100,481	$7.29
	1,416,749	3.21	$4.16	1,416,749	$4.16

Preferred Stock

The Company’s certificate of incorporation currently authorizes the issuance of up to 30,000,000 shares of ‘blank check’ preferred stock with designations, rights, and preferences as may be determined from time to time by the Company’s Board of Directors, of which 700,000 shares are currently designated as Series B Preferred Stock (“Series B Preferred”) and 300,000 shares are designated as Series B-1 Preferred Stock (“Series B-1 Preferred”).  As of June 30, 2016, a total of 625,375 shares of Series B Preferred and 180,213 shares of Series B-1 Preferred were issued and outstanding.  Both classes of Series B Preferred Stock pay dividends at a rate of 7% per annum if paid by the Company in cash, or 9% if paid by the Company in PIK Shares, the Company may elect to pay accrued dividends on outstanding shares of Series B Preferred in either cash or by the issuance of additional shares of Series B Preferred (“PIK Shares”).

During the year ended June 30, 2016, the Company issued 66,013 shares for dividends in kind and 40,000 shares in satisfaction of an accrued bonus payable to the Company's CEO.

NOTE 16.	ACQUISITION OF REPOSITRAK

On June 30, 2015, the Company consummated the acquisition of 100% of the outstanding capital stock of ReposiTrak, Inc.  The accompanying audited consolidated financial statements of the Company as of and for the year ended June 30, 2015 contain the results of operations of ReposiTrak from June 30, 2015.  We issued 873,438 shares of our common stock in connection with this acquisition.

We have accounted for the acquisition as the purchase of a business.  The assets acquired and the liabilities assumed of ReposiTrak have been recorded at their respective fair values.  The excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill.  Goodwill is attributed to buyer-specific value resulting from expected synergies, including long-term cost savings, as well as industry relationships that are not included in the fair values of assets.  Goodwill will not be amortized, but tested annually for impairment.

The purchase price consisted of the 873,438 shares of our common stock. The fair value of the shares issued was $10,821,897 and was determined using the closing price of our common stock on June 30, 2015. The price paid to acquire ReposiTrak was $10,830,897, approximately $9,000 of which was for direct transaction costs associated with the issuance of equity. The net acquisition cost of $10,799,778 which excludes $31,119 of cash acquired from ReposiTrak were allocated based on their estimated fair value of the assets acquired and liabilities assumed, as follows:

Receivables	$152,340
Prepaid expense	17,500
Customer relationships	1,314,000
Goodwill	16,077,953
Accounts payable	(128,126)
Deferred revenue	(598,232)
Net assets acquired	16,835,435
Common stock issued	10,821,897
Receivables eliminated in consolidation	6,035,657

Cash received in acquisition	$22,119

Unaudited pro-forma results of operations for the twelve months ended June 30, 2015 and 2014, as though ReposiTrak had been acquired as of July 1, 2013, are as follows:

	Three Months Ended
	Sep 30, 2014	Dec 31, 2014	Mar 31, 2015	Jun 30, 2015	Year Ended 2015	Year Ended 2014
Revenue	$2,826,813	$2,932,825	$2,870,646	$2,941,511	$11,571,795	$9,777,431
Loss from Operations	(1,046,986)	(1,290,524)	(1,302,437)	(3,222,538)	(6,862,485)	(5,232,552)
Net Loss	(1,049,834)	(1,317,510)	(1,317,858)	(3,241,545)	(6,926,747)	(5,303,773)
Net Loss Applicable to Common Shareholders	(1,204,307)	(1,471,983)	(3,595,537)	(3,365,721)	(9,637,548)	(5,921,664)
Basic and Diluted EPS	(0.07)	(0.08)	(0.20)	(0.18)	(0.53)	(0.34)

NOTE 17.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, August 2015, April 2016 and May 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers,  ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date,  ASU 2016-10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing , and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients,  respectively. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company is in the process of assessing the impact, if any, on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 (ASC Topic 718), Stock Compensation—Improvements to Employee Share-Based Payment Accounting.  The amendments in this ASU are intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax consequences, classification on the consolidated statement of cash flows and treatment of forfeitures. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is in the process of assessing the impact, if any, of this ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 (ASC Topic 842), Leases. The ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of assessing the impact on its consolidated financial statements.

In April 2015 and August 2015, the FASB issued ASU 2015-03 (ASC Subtopic 835-30),Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs  and ASU 2015-15 (ASC Subtopic 835-30),Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting,  respectively. The ASUs require that debt issuance costs related to a recognized debt liability, with the exception of those related to line-of-credit arrangements, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this new guidance is not expected to have a material impact on the Company's consolidated financial statements and disclosures.

NOTE 18.	RELATED PARTY TRANSACTIONS

Series B Restructuring

On February 4, 2015, holders of the Company’s Series B Convertible Preferred Stock (“Series B Preferred”), consisting of Randall K. Fields, the Company’s Chief Executive Officer, his spouse, and Robert W. Allen, a director of the Company (the “Holders”), entered into a restructuring agreement (the “Restructuring Agreement”), pursuant to which the Holders consented to the filing of an amendment (the “Series B Amendment”) to the Certificate of Designation of the Relative Rights, Powers and Preference of the Series B Preferred (the “Series B Certificate of Designation”), pursuant to which (i) the rate at which the Series B Preferred accrues dividends was lowered to 7% per annum if paid by the Company in cash, or 9% if paid by the Company in PIK Shares (as defined below), (ii) the Company may now elect to pay accrued dividends on outstanding shares of Series B Preferred in either cash or by the issuance of additional shares of Series B Preferred (“PIK Shares”), (iii) the conversion feature of the Series B Preferred was eliminated, and (iv) the number of shares of the Company's preferred stock designated as Series B Preferred was increased from 600,000 to 900,000 shares (the “Series B Restructuring”). In consideration for the Series B Restructuring, the Company issued to the Holders: (y) an aggregate of 214,198 additional shares of Series B Preferred, which shares had a stated value equal to the amount that, but for the Series B Restructuring, would have been paid to the Holders as dividends over the next five years (“Additional Shares”), and (z) five-year warrants to purchase an aggregate of 1,085,068 shares of common stock for $4.00 per share (“Series B Warrants”), an amount and per share purchase price equal to what the Holders would otherwise be entitled to receive upon conversion of their shares of Series B Preferred (“Warrant Shares”).

The terms of the Series B Restructuring were amended on March 31, 2015 as follows: (i) the Series B Certificate of Designation was further amended (the “Second Series B Amendment”) to (x) reduce the number of shares of the Company’s preferred stock designated thereunder from 900,000 to 700,000, (y) require that, should the Company pay dividends on the Series B Preferred in PIK Shares, shares Series B-1 Preferred will be issued, rather than shares of Series B Preferred, and (z) in the event any Holder elects to exercise a Series B Warrant, one share of Series B Preferred will be automatically converted into one share of Series B-1 Preferred for every 2.5 Warrant Shares received by such Holder; and (ii) the Restructuring Agreement was amended to substitute the Additional Shares for shares of Series B-1 Preferred. The Second Series B Amendment was filed with the Nevada Secretary of State on March 31, 2015.

The Company issued 58,103 and 7,910 PIK Shares to Messrs. Fields and Allen in the year ended June 30, 2016, and 38,055, 5,488, and 657 PIK Shares to Messrs. Fields, Allen, and Ms. Fields in the year ended June 30, 2015, respectively.

Service Agreement.  During the year ended June 30, 2016, the Company was a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Mr. Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Randall K. Fields, FMI’s designated Executive, who also serves as the Company’s Chairman of the Board of Directors, controls FMI.

The Company had payables of $32,253 and $37,893 to FMI at June 30, 2016 and 2015 respectively, under this Agreement.

NOTE 19.	SUBSEQUENT EVENTS

Subsequent to June 30, 2016, the Company issued 57,117 shares of common stock in connection with issuances under the Company's Employee Stock Purchase Plan and for the vesting of employee stock grants. The Company also issued 28,011 shares of Series B-1 Preferred for dividends paid in kind on the outstanding shares of Series B Preferred, and for an accrued bonus.

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, through the filing date and noted no additional subsequent events that are reasonably likely to impact the financial statements.