Form 10-Q
period 2016-09-30
PARK CITY GROUP INC
filed 2016-11-07
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to _________.

Commission File Number 001-34941

PARK CITY GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

299 South Main Street, Suite 2370 Salt Lake City, UT 84111
(Address of principal executive offices)

(435) 645-2000
(Registrant's telephone number)

Indicate by check market whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large-accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes   ☒ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Stock, $0.01 par value, 19,346,383 shares as of November 7, 2016.

PARK CITY GROUP, INC.

-i-

 PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets

Assets	September 30, 2016	June 30, 2016
Current Assets:	(unaudited)
Cash and cash equivalents	$11,385,641	$11,443,388
Receivables, net of allowance of $150,000 and $75,000 at September 30, 2016 and June 30, 2016, respectively	4,655,527	3,547,968
Prepaid expense and other current assets	320,068	393,275

Total current assets	16,361,236	15,384,631

Property and equipment, net	401,454	469,383

Other assets:
Deposits and other assets	14,866	14,866
Investments	471,584	471,584
Customer relationships	1,149,750	1,182,600
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	182,942	182,942

Total other assets	22,703,028	22,735,878

Total assets	$39,465,718	$38,589,892

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$570,059	$580,309
Accrued liabilities	1,284,588	1,502,203
Deferred revenue	2,639,896	2,717,094
Lines of credit	2,500,000	2,500,000
Current portion of notes payable	218,118	239,199

Total current liabilities	7,212,661	7,538,805

Long-term liabilities:
Notes payable, less current portion	445,753	491,253
Other long-term liabilities	53,429	57,275

Total liabilities	7,711,843	8,087,333

Commitments and contingencies

Stockholders' equity:
Series B Preferred stock, $0.01 par value, 700,000 shares authorized; 625,375 shares issued and outstanding at September 30, 2016 and June 30, 2016	6,254	6,254
Series B-1 Preferred stock, $0.01 par value, 300,000 shares authorized; 208,224 and 180,213 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	2,082	1,802
Common stock, $0.01 par value, 50,000,000 shares authorized; 19,309,832 and 19,229,313 issued and outstanding at September 30, 2016 and June 30, 2016, respectively	193,101	192,296
Additional paid-in capital	74,095,202	73,272,620
Accumulated deficit	(42,542,764)	(42,970,413)

Total stockholders’ equity	31,753,875	30,502,559

Total liabilities and stockholders’ equity	$39,465,718	$38,589,892

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (unaudited)

	Three Months Ended September 30,
	2016	2015
Revenues:	$4,216,545	$3,098,631

Operating expenses:
Cost of services and product support	1,203,515	1,174,546
Sales and marketing	1,193,176	1,442,572
General and administrative	1,023,150	772,494
Depreciation and amortization	116,580	129,098

Total operating expenses	3,536,421	3,518,710

Income (loss) from operations	676,399	(420,079)

Other expense:
Interest (expense) income	(6,487)	17,623

Income (loss) before income taxes	673,637	(402,456)

(Provision) benefit for income taxes:	(59,184)	(4,836)
Net income (loss)	614,453	(407,292)

Dividends on preferred stock	(186,804)	(199,388)

Net income (loss) applicable to common shareholders	$427,649	$(606,680)

Weighted average shares, basic	19,266,000	19,042,000
Weighted average shares, diluted	20,099,000	19,042,000
Basic income (loss) per share	$0.02	$(0.03)
Diluted income (loss) per share	$0.02	$(0.03)

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,
	2016	2015
Net income (loss) applicable to common shareholders	$427,649	$(606,680)
Other comprehensive income (loss):
Unrealized loss on marketable securities	-	(3,554)
Comprehensive income (loss)	$427,649	$(610,234)

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2016	2015
Cash Flows Operating Activities:
Net income (loss)	$614,453	$(407,292)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	116,580	129,098
Stock compensation expense	239,056	261,833
Bad debt expense	80,700	33,576
(Increase) decrease in:
Trade receivables	(1,188,259)	(192,273)
Prepaids and other assets	73,207	(3,726)
(Decrease) increase in:
Accounts payable	(10,250)	178,505
Accrued liabilities	30,002	(51,968)
Deferred revenue	(77,198)	(99,057)

Net cash used in operating activities	(121,709)	(151,304)

Cash Flows Investing Activities:
Purchase of property and equipment	(15,800)	(18,586)
Purchase of marketable securities	-	(4,639,036)
Net cash used in investing activities	(15,800)	(4,657,622)

Cash Flows Financing Activities:
Proceeds from employee stock plans	113,987	98,976
Proceeds from exercise of warrants	35,000	-
Dividends paid	(2,644)	(2,644)
Payments on notes payable and capital leases	(66,581)	(55,894)

Net cash provided by financing activities	79,762	40,438

Net decrease in cash and cash equivalents	(57,747)	(4,768,488)

Cash and cash equivalents at beginning of period	11,443,388	11,325,572

Cash and cash equivalents at end of period	$11,385,641	$6,557,084

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$59,184	$4,836
Cash paid for interest	$11,223	$8,680

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Preferred Stock to pay accrued liabilities	$100,000	$-
Common Stock to pay accrued liabilities	$394,570	$987,885
Dividends accrued on preferred stock	$186,804	$199,388
Dividends paid with preferred stock	$180,110	$-

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.  DESCRIPTION OF BUSINESS

 The Company is incorporated in the state of Nevada. The Company has three subsidiaries, PC Group, Inc. (formerly, Park City Group, Inc.), a Utah Corporation (98.76% owned), Park City Group, Inc., (formerly, Prescient Applied Intelligence, Inc.), a Delaware Corporation (100% owned) and ReposiTrak, Inc., a Utah corporation (100% owned) (“ReposiTrak”). All intercompany transactions and balances have been eliminated in consolidation.

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

Basis of Financial Statement Presentation

The interim financial information of the Company as of September 30, 2016 and for the three months ended September 30, 2016 and 2015 is unaudited, and the balance sheet as of June 30, 2016 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2016. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended September 31, 2016 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2016.

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

For the three months ended September 30, 2015 warrants to purchase 1,426,178 shares of common stock, respectively, were not included in the computation of diluted EPS due to the anti-dilutive effect.  Warrants to purchase shares of common stock were outstanding at prices ranging from $3.50 to $10.00 per share at September 30, 2016.

	Three Months Ended
	September 30,
	2016	2015
Diluted effect of warrants	832,581	-
Weighted average shares outstanding assuming dilution	20,099,041	19,042,000

Reclassifications

            Certain prior-year amounts have been reclassified to conform with the current year's presentation.

NOTE 3.  EQUITY

During the 3 months ended September 30, 2016 the Company issued 1,395 shares to its directors and 69,124 shares to employees and consultants under the Company’s stock compensation plans, 53,637 of which are included in the rollforward of Restricted Stock units below.

Restricted Stock Units

	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at June 30, 2016	1,051,144	5.82
Granted	29,578	9.13
Vested and issued	(53,637)	7.04
Forfeited	(23,246)	10.52
Outstanding at September 30, 2016	1,003,839	$5.74

        As of September 30, 2016, there was approximately $5.8 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight line basis over a weighted average period of 4.38 years.

Warrants

 The following tables summarize information about warrants outstanding and exercisable at September 30, 2016:

	Warrants			Warrants
	Outstanding			Exercisable
	at September 30, 2016			at September 30, 2016
Range of exercise prices Warrants	Number outstanding at September 30, 2016	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at September 30, 2016	Weighted average exercise price
$3.50–4.00	1,306,268	3.03	$3.93	1,306,268	$3.93
$6.45–10.00	100,481	2.24	$7.29	100,481	$7.29
	1,406,749	2.97	$4.17	1,406,749	$4.17

        As of September 30, 2016, there was approximately $5.8 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight line basis over a weighted average period of 4.38 years.

Preferred Stock

The Company’s certificate of incorporation currently authorizes the issuance of up to 30,000,000 shares of ‘blank check’ preferred stock with designations, rights, and preferences as may be determined from time to time by the Company’s Board of Directors, of which 700,000 shares are currently designated as Series B Preferred Stock (“Series B Preferred ”) and 300,000 shares are designated as Series B-1 Preferred Stock (“ Series B-1 Preferred ”).  Both classes of Series B Preferred Stock pay dividends at a rate of 7% per annum if paid by the Company in cash, or 9% if paid by the Company in PIK Shares, the Company may elect to pay accrued dividends on outstanding shares of Series B Preferred in either cash or by the issuance of additional shares of Series B Preferred (“ PIK Shares ”).

During the three months ended September 30, 2016, the Company issued 18,011 shares for dividends in kind and 10,000 shares in satisfaction of an accrued bonus payable to the Company's CEO.

NOTE 4.  RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2016, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields also serves as the Company’s Chairman of the Board of Directors and controls FMI.

The Company had payables of $54,478 and $32,253 to FMI at September 30, 2016 and June 30, 2016, respectively, under this agreement.

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. Historically, there has been a diversity in practice in how certain cash receipts/payments are presented and classified in the statement of cash flows under Topic 230. To reduce the existing diversity in practice, this update addresses multiple cash flow issues. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company notes that this guidance applies to its reporting requirements and will implement the new guidance accordingly.
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

NOTE 6.  SUBSEQUENT EVENTS

Subsequent to September 30, 2016, the Company issued 36,551 shares of common stock in connection with the vesting of employee stock grants. The Company also issued 18,416 shares of Series B-1 Preferred for dividends paid in kind on the outstanding shares of Series B Preferred.

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, through the filing date and noted no additional subsequent events that are reasonably likely to impact the financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements.  The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements."  Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our June 30, 2016 Annual Report on Form 10-K, incorporated herein by reference.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

The Company is incorporated in the state of Nevada.  The Company has three subsidiaries: PC Group, Inc. (formerly, Park City Group, Inc., a Delaware corporation), a Utah corporation (98.76% owned), Park City Group, Inc. (formerly, Prescient Applied Intelligence, Inc.), a Delaware corporation (100% owned) and ReposiTrak, Inc., a Utah corporation (100% owned) (“ReposiTrak”).  All intercompany transactions and balances have been eliminated in consolidation.

 Our principal executive offices of the Company are located at 299 South Main Street, Suite 2370, Salt Lake City, Utah 84111.  Our telephone number is (435) 645-2000.  Our website address is http://www.parkcitygroup.com, and ReposiTrak’s website address is http://repositrak.com.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015.

Revenue

	Fiscal Quarter Ended September 30,		Variance
	2016	2015	Dollars	Percent
Revenues	4,216,545	$3,098,631	$1,117,914	36%

Revenue was $4,216,545 and $3,098,631 for the three months ended September 30, 2016 and 2015, respectively, a 36% increase.  This $1,117,914 increase was due to an increase in revenue attributable to ReposiTrak related service and subscriptions, including an increase in the number of new customers (“Hubs”) that have chosen ReposiTrak as their food safety management platform, as well as an increase in the number of suppliers (“Spokes”)  connected to these HUBs and an acceleration of the rate at which the Company was able to convert these suppliers into connections as a result of improved processes and execution.

               Management believes that revenue will increase in subsequent periods primarily as a result of continued growth in ReposiTrak and Supply Chain customers and revenue, as a result of the Company’s strategy of pursuing new contracts for both businesses with new Hubs and their Spokes.

Cost of Services and Product Support

	Fiscal Quarter Ended September 30,		Variance
	2016	2015	Dollars	Percent
Cost of services and product support	$1,203,515	$1,174,546	$28,969	2%
Percent of total revenue	29%	38%

 Cost of services and product support was $1,203,515 and $1,174,546 for the three months ended September 30, 2016 and 2015, respectively, a 2% increase.  The $28,969 increase is principally due to employee related expense.

Management expects service and a product support to increase in absolute value in subsequent periods, but to continue to fall as a percentage of total revenue.

Sales and Marketing Expense

	Fiscal Quarter Ended September 30,		Variance
	2016	2015	Dollars	Percent
Sales and marketing	$1,193,176	$1,442,572	$(249,396)	-17%
Percent of total revenue	28%	47%

Sales and marketing expense was $1,193,176 and $1,442,572 for the three months ended September 30, 2016 and 2015, respectively, a 17% decrease.  Sales and marketing expense decreased principally due to (i) a decrease in marketing and promotional expense of $171,000, and (ii) a decrease of $81,000 in employee related costs and travel expense, which were partially offset by an increase in other sales related costs of $3,000.

Management expects sales and marketing expense to increase in absolute value in subsequent periods, but to continue to fall as a percentage of total revenue.

General and Administrative Expense

	Fiscal Quarter Ended September 30,		Variance
	2016	2015	Dollars	Pecent
General and administrative	$1,023,150	$772,494	$250,656	32%
Percent of total revenue	24%	25%

 General and administrative expense was $1,023,150 and $772,494 for the three months ended September 30, 2016 and 2015, respectively, a 32% increase in the three months ended September 30, 2016 compared with the three months ended September, 2015.  This $250,656 increase is principally due to (i) an increase in employee related costs, and travel expense of approximately $241,000, and (ii) an increase in bad debt expense of $47,000. These decreases were partially offset by decreases in facility costs of $17,000 and professional fees of $20,000.

Depreciation and Amortization Expense

	Fiscal Quarter Ended September 30,		Variance
	2016	2015	Dollars	Percent
Depreciation and amortization	$116,580	$129,098	$(12,518)	-10%
Percent of total revenue	3%	4%

 Depreciation and amortization expense was $116,580 and $129,098 for the three months ended September 30, 2016 and 2015, respectively, a decrease of 10%.  This comparative decrease of $12,518 is related to the replacement of aging equipment with new equipment under operating leases.

Other Income and Expense

	Fiscal Quarter Ended September 30,		Variance
	2015	2015	Dollars	Percent
Interest (expense) income	$(6,487)	$17,623	$(24,110)	-137%
Percent of total revenue	<1%	1%

 Interest expense was $6,487 for the three months ended September 30, 2016 compared to interest income of $17,623 for the three months ended September 30, 2015.  This change of $24,110 was due to interest income on short-term marketable securities during the three months ended September 30, 2015.

Preferred Dividends

	Fiscal Quarter Ended September 30,		Variance
2016	2016	2015	Dollars	Percent
Preferred dividends	$186,804	$199,388	$(12,584)	-6%
Percent of total revenue	4%	6%

Dividends accrued on the Company’s Series B Preferred and Series B-1 Preferred was $186,804 for the three months ended September 30, 2016, compared to dividends accrued on the Series B Preferred of $199,388 for the year ended September 30, 2015.  This $12,584 decrease is primarily attributable to the determination by the Company to pay dividends in kind for the year ended June 30, 2015, which resulted in an adjustment to dividends in the prior year period. Dividends accrued were paid through the issuance of 18,416 shares of Series B-1 Preferred and $2,644.

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

	As of September 30,		Variance
	2016	2015	Dollars	Percent
Cash and cash equivalents	$11,385,641	$6,557,084	$4,828,557	74%

 We have historically funded our operations with cash from operations, equity financings and debt borrowings. Cash was $11,385,641 and $6,557,084 at September 30, 2016 and 2015, respectively.  This $4,828,557 increase from September 30, 2015 to September 30, 2016 is principally the result of cash flows from investing activities. Investments in marketable securities made during the period ended September 30, 2015 were subsequently sold throughout the year ended June 30, 2016. This has resulted in an increased cash and cash equivalent balance at September 30, 2016 when compared to the prior period.

Net Cash Flows from Operating Activities

	Three Months Ended September 30,		Variance
	2016	2015	Dollars	Percent
Cash used in operating activities	$(121,709)	$(151,304)	$29,595	20%

Net cash provided by operating activities is summarized as follows:

	Three Months Ended September 30,
	2016	2015
Net income (loss)	$614,453	$(407,292)
Noncash expense and income, net	436,335	424,507
Net changes in operating assets and liabilities	(1,172,497)	(168,519)
	$(121,709)	$(151,304)

Noncash expense increased by $11,828 in the three months ended September 30, 2016 compared to September 30, 2015.  Noncash expense increased as a result of a $47,000 increase in bad debt expense, offset by a $23,000 decrease in stock compensation expense and a $13,000 decrease in depreciation and amortization expense.

Net Cash Flows used in Investing Activities

	Three Months Ended September 30,		Variance
	2016	2015	Dollars	Percent
Cash used in investing activities	$(15,800)	$(4,657,622)	$4,641,822	100%

Net cash used in investing activities for the three months ended September 30, 2016 was $15,800 compared to net cash used in investing activities of $4,657,622 for the three months ended September 30, 2015.  This $4,641,822 decrease in cash used in investing activities for the three months ended September 30, 2016 is due to the Company’s purchase of short-term marketable securities in the 2015 period.

Net Cash Flows from Financing Activities

	Three Months Ended		Variance
	September 30,
	2016	2015	Dollars	Percent
Cash provided by financing activities	$79,762	$40,438	$39,324	97%

Net cash provided by financing activities totaled $79,762 for the three months ended September 30, 2016 as compared to cash flows provided by financing activities of $40,438 for the three months ended September 30, 2015.  The increase in net cash provided by financing activities is primarily attributable to cash from the exercise of warrants and an increase in cash provided by employee stock plans, partially offset by an increase in payments on notes payable.  The Company has the option to pay quarterly preferred dividends in kind and has made this election for each quarter beginning with the quarter ended December 31, 2015.

Working Capital

At September 30, 2016, the Company had working capital of $9,148,575 when compared with working capital of $7,845,826 at June 30, 2016.  This $1,302,749 increase in working capital is principally due to an increase of $1,108,000 in accounts receivable, and decreases of $218,000 in accrued liabilities and $77,000 in deferred revenue.  While no assurances can be given, management currently believes that the Company will increase its working capital position in subsequent periods, and thereby reduce its indebtedness utilizing existing cash resources and projected cash flow from operations.

	As of September 30,	As of June 30,	Variance
	2016	2015	Dollars	Percent
Current assets	$16,361,236	$15,384,631	$976,605	6%

Current assets as of September 30, 2016 totaled $16,361,236, an increase of $976,605 when compared to $15,384,631 as of June 30, 2016.  The increase in current assets is attributable to an increase in accounts receivable.

	As of September 30,	As of June 30	Variance
	2016	2016	Dollars	Percent
Current liabilities	$7,212,661	$7,538,805	$326,144	4%

Current liabilities totaled $7,212,661 as of September 30, 2016 as compared to $7,538,805 as of June 30, 2016.  The $326,144 comparative decrease in current liabilities is principally due to a decrease in accrued liabilities and deferred revenue.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. Historically, there has been a diversity in practice in how certain cash receipts/payments are presented and classified in the statement of cash flows under Topic 230. To reduce the existing diversity in practice, this update addresses multiple cash flow issues. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company notes that this guidance applies to its reporting requirements and will implement the new guidance accordingly.
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

Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.  At September 30, 2016, the debt portfolio was composed of approximately 79% variable-rate debt and 21% fixed-rate debt.

	September 30,
	2016 (unaudited)	Percent of Total Debt
Fixed rate debt	$663,871	21%
Variable rate debt	2,500,000	79%
Total debt	$3,163,871	100%

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2016:

Cash:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$11,385,641	0.2%

ITEM 4.  CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2016. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

              We are, from time to time, involved in various legal proceedings incidental to the conduct of our business. Historically, the outcome of all such legal proceedings has not, in the aggregate, had a material adverse effect on our business, financial condition, results of operations or liquidity.  There are currently no pending or threatened material legal proceedings that, in the opinion of management, could have a material adverse effect on our business or financial condition.

ITEM 1A.  RISK FACTORS

There are no risk factors identified by the Company in addition to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1	Amendment No. 1 to the Employment Agreement, by and between Park City Group, Inc., Randall K. Fields and Fields Management, Inc., dated July 1, 2016.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2016	PARK CITY GROUP, INC.

	By:	/s/ Randall K. Fields
Randall K. Fields Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: November 7, 2016	By:	/s/ Todd Mitchell
Todd Mitchell Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)