Form 10-Q
period 2016-12-31
PARK CITY GROUP INC
filed 2017-02-06
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to _________.

Commission File Number 001-34941

PARK CITY GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Stock, $0.01 par value, 19,385,161 shares as of February 6, 2017.

 PARK CITY GROUP, INC.

-i-

 PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets

Assets	December 31, 2016	June 30. 2016
Current Assets:	(unaudited)
Cash and cash equivalents	$12,062,764	$11,443,388
Receivables, net of allowance of $210,215 and $75,000 at December 31, 2016 and June 30, 2016, respectively	4,143,662	3,048,774
Prepaid expense and other current assets	350,043	393,275

Total current assets	16,556,469	14,885,437

Property and equipment, net	340,387	469,383

Other assets:
Long-term receivables, deposits, and other assets	1,533,082	514,060
Investments	471,584	471,584
Customer relationships	1,116,900	1,182,600
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	167,696	182,942

Total other assets	24,173,148	23,235,072

Total assets	$41,070,004	$38,589,892

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$483,289	$580,309
Accrued liabilities	1,367,353	1,502,203
Deferred revenue	2,442,172	2,717,094
Lines of credit	2,750,000	2,500,000
Current portion of notes payable	196,827	239,199

Total current liabilities	7,239,641	7,538,805

Long-term liabilities:
Notes payable, less current portion	399,734	491,253
Other long-term liabilities	49,176	57,275

Total liabilities	7,688,551	8,087,333

Commitments and contingencies	-	-

Stockholders' equity:
Series B Preferred stock, $0.01 par value, 700,000 shares authorized; 625,375 shares issued and outstanding at December 31, 2016 and June 30, 2016	6,254	6,254
Series B-1 Preferred stock, $0.01 par value, 300,000 shares authorized; 226,640 and 180,213 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	2,266	1,802
Common stock, $0.01 par value, 50,000,000 shares authorized; 19,357,957 and 19,229,313 issued and outstanding at December 31, 2016 and June 30, 2016, respectively	193,582	192,296
Additional paid-in capital	74,539,235	73,272,620
Accumulated deficit	(41,359,884)	(42,970,413)

Total stockholders’ equity	33,381,453	30,502,559

Total liabilities and stockholders’ equity	$41,070,004	$38,589,892

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Revenues	$4,785,589	$3,536,792	$9,002,134	$6,635,423

Operating expenses:
Cost of services and product support	1,190,404	998,928	2,393,919	2,173,474
Sales and marketing	1,159,073	1,401,068	2,352,249	2,843,640
General and administrative	938,087	732,444	1,961,237	1,509,774
Depreciation and amortization	112,861	127,416	229,441	256,514

Total operating expenses	3,400,425	3,259,856	6,936,846	6,783,402

Income (loss) from operations	1,385,164	276,936	2,065,288	(147,979)

Other expense:
Interest income (expense)	(6,836)	3,691	(13,323)	21,314
Loss on Disposition of Investment	-	556	-	556
Income (loss) before income taxes	1,378,328	281,183	2,051,965	(126,109)

(Provision) benefit for income taxes:	-	-	(59,184)	-
Net income (loss)	1,378,328	281,183	1,992,781	(126,109)

Dividends on preferred stock	(195,448)	(170,560)	(382,252)	(369,948)

Net income (loss) applicable to common shareholders	$1,182,880	$110,623	$1,610,529	$(496,057)

Weighted average shares, basic	19,338,000	19,147,000	19,302,000	19,094,000
Weighted average shares, diluted	20,313,000	20,034,000	19,493,000	19,094,000
Basic income (loss) per share	$0.06	$0.01	$0.08	$(0.03)
Diluted income (loss) per share	$0.06	$0.01	$0.08	$(0.03)

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Net income (loss) applicable to common shareholders	$1,182,880	$110,623	$1,610,529	$(496,057)
Other comprehensive income (loss):
Unrealized loss on marketable securities	-	(33,994)	-	(37,548)
Reclassification adjustment	-	556	-	556
Net loss on marketable securities	-	(33,438)	-	(36,992)
Comprehensive income (loss)	$1,182,880	$77,185	$1,610,529	$(533,049)

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2016	2015
Cash Flows Operating Activities:
Net income (loss)	$1,992,781	$(126,109)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	229,441	256,514
Stock compensation expense	578,080	484,859
Bad debt expense	155,700	33,576
Gain on short-term marketable securities		(556)
(Increase) decrease in:
Trade receivables	(2,269,610)	(955,116)
Prepaids and other assets	43,232	14,928
(Decrease) increase in:
Accounts payable	(97,020)	9,756
Accrued liabilities	21,385	(12,498)
Deferred revenue	(274,922)	375,447

Net cash used in operating activities	379,067	80,801

Cash Flows From Investing Activities:
Cash from sale of marketable securities	-	668,634
Capitalization of software costs	-	(77,382)
Purchase of marketable securities	-	(4,672,474)
Purchase of property and equipment	(19,499)	(24,065)
Net cash used in investing activities	(19,499)	(4,105,287)

Cash Flows From Financing Activities:
Net increase in lines of credit	250,000	-
Proceeds from employee stock plans	113,987	93,194
Proceeds from exercise of options and warrants	35,000	-
Proceeds from exercise of warrants	-	33,002
Dividends paid	(5,288)	(5,288)
Payments on notes payable and capital leases	(133,891)	(112,427)

Net cash provided by financing activities	259,808	8,481

Net increase (decrease) in cash and cash equivalents	619,376	(4,016,005)

Cash and cash equivalents at beginning of period	11,443,388	11,325,572

Cash and cash equivalents at end of period	$12,062,764	$7,309,567

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$59,184	$-
Cash paid for interest	$22,452	$16,761

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock to pay accrued liabilities	$655,107	$1,333,957
Preferred stock to pay accrued liabilities	$100,000	$200,000
Dividends accrued on preferred stock	$382,252	$369,948
Dividends paid with preferred stock	$364,271	$-

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

 The Company designs, develops, markets and supports proprietary software products. These products are designed for businesses having multiple locations to assist in the management of business operations on a daily basis and communicate results of operations in a timely manner. In addition, the Company has built a consulting practice for business improvement that centers on the Company’s proprietary software products. The principal markets for the Company's products are multi-store retail and convenience store chains, branded food manufacturers, suppliers and distributors, and manufacturing companies, which have operations in North America, Europe, Asia and the Pacific Rim. As a result of the acquisition of ReposiTrak in June 2015, the Company also provides food, pharmaceutical, and dietary supplement retailers and suppliers with a robust cloud-based solution to help protect their brands and remain in compliance with business records and regulatory requirements, such as the Food Safety Modernization Act (“FSMA”) and the Drug Quality and Security Act (“DQSA”).

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

Basis of Financial Statement Presentation

The interim financial information of the Company as of December 31, 2016 and for the three and six months ended December 31, 2016 and 2015 is unaudited, and the balance sheet as of June 30, 2016 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2016. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2016.

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

Earnings Per Share

 Basic net income or loss per common share (“Basic EPS ”) excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period.  Diluted net income or loss per common share (“Diluted EPS ”) reflects the potential dilution that could occur if stock options or other contracts to issue shares of common stock were exercised or converted into common stock.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income (loss) per common share.

For the six months ended December 31, 2015 warrants to purchase 1,426,178 shares of common stock, were not included in the computation of diluted EPS due to the anti-dilutive effect.  Such warrants were outstanding at prices ranging from $3.50 to $10.00 per share.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Numerator
Net income (loss) applicable to common shareholders	$1,182,880	$110,623	$1,610,529	$(496,057)

Denominator
Weighted average common shares outstanding, basic	19,338,000	19,147,000	19,302,000	19,094,000
Warrants to purchase common stock	975,000	888,000	191,000	-

Weighted average common shares outstanding, diluted	20,313,000	20,034,000	19,493,000	19,094,000

Net income (loss) per share
Basic	$0.06	$0.01	$0.08	$(0.03)
Diluted	$0.06	$0.01	$0.08	$(0.03)

Reclassifications

            Certain prior-year amounts have been reclassified to conform with the current year's presentation.

NOTE 3.  EQUITY

During the six months ended December 31, 2016 the Company issued 26,862 shares to its directors and 91,782 shares to employees and consultants under the Company’s stock compensation plans, 101,249 of which are included in the rollforward of Restricted Stock units below.

Restricted Stock Units
	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at June 30, 2016	1,051,144	5.82
Granted	50,989	9.81
Vested and issued	(101,249)	6.25
Forfeited	(26,560)	10.23
Outstanding at December 31, 2016	974,324	5.06

        As of December 31, 2016, there was approximately $5.7 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight line basis over a weighted average period of 5.06 years.

Warrants

 The following tables summarize information about warrants outstanding and exercisable at December 31, 2016:

	Warrants			Warrants
	Outstanding			Exercisable
	at December 31, 2016			at December 31, 2016
Range of exercise prices Warrants	Number outstanding at December 31, 2016	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at December 31, 2016	Weighted average exercise price
$3.50–4.00	1,306,268	2.78	$3.93	1,306,268	$3.93
$6.45–10.00	100,481	1.99	$7.29	100,481	$7.29
	1,406,749	2.72	$4.17	1,406,749	$4.17

Preferred Stock

The Company’s certificate of incorporation currently authorizes the issuance of up to 30,000,000 shares of ‘blank check’ preferred stock with designations, rights, and preferences as may be determined from time to time by the Company’s Board of Directors, of which 700,000 shares are currently designated as Series B Preferred Stock (“Series B Preferred”) and 300,000 shares are designated as Series B-1 Preferred Stock (“Series B-1 Preferred”). Both classes of Series B Preferred Stock, which are treated as permanent pieces of our capital structure due to the fact that they are nonredeemable and nonconvertible, pay dividends at a rate of 7% per annum if paid by the Company in cash, or 9% if paid by the Company in additional shares of Series B-1 Preferred (“PIK Shares”). The Company may elect to pay accrued dividends on outstanding shares of Series B Preferred in either cash or by the issuance of PIK Shares.
During the six months ended December 31, 2016, the Company issued 36,427 PIK Shares for accrued dividends payable with respect to the Series B Preferred, and 10,000 shares of Series B-1 Preferred in satisfaction of an accrued bonus payable to the Company's CEO.

NOTE 4.  RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2016, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields also serves as the Company’s Chairman of the Board of Directors and controls FMI. The Company had payables of $145,478 and $32,253 to FMI at December 31, 2016 and June 30, 2016, respectively, under this agreement. In addition, during the six months ended December 31, 2016, 10,000 shares of Series B-1 Preferred were paid to FMI in satisfaction of an accrued bonus payable to Mr. Fields.

During the six months ended December, 2016, the Company also issued 36,427 PIK Shares for accrued dividends payable with respect to the Series B Preferred, of which 4,227 were issued to Robert W. Allen, a director of the Company, and 32,200 were issued to Riverview Financial Corp., an entity beneficially owned by Mr. Fields. In addition, $5,288 was paid to Julie Fields, Mr. Fields spouse, as a dividend paid with respect to the Series B Preferred beneficially owned by Ms. Fields.

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

NOTE 6.  SUBSEQUENT EVENTS

Subsequent to December 31, 2016, the Company issued 27,204 shares of common stock in connection with the vesting of stock grants issued pursuant to its Stock Plans. The Company also issued 19,280 PIK Shares for dividends payable on the outstanding shares of Series B Preferred.

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

Overview

Park City Group, Inc. (the “Company”) is a Software-as-a-Service (“SaaS”) provider. The Company’s technology helps companies to synchronize their systems with those of their trading partners to make more informed business decisions. We provide companies with greater flexibility in sourcing products by enabling them to choose new suppliers and integrate them into their supply chain faster and more cost effectively, and we help them to more efficiently manage these relationships to “stock less and sell more”, enhancing revenue while lowering working capital, labor costs and waste. Through our subsidiary, ReposiTrak, we also help reduce a company’s potential regulatory, legal, and criminal risk from its supply chain partners by providing a way for them to ensure these suppliers are compliant with food and drug safety regulations, such as the Food Safety Modernization Act (“FSMA”) and the Drug Quality and Security Act (“DQSA”).

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

Results of Operations

Comparison of the Three Months Ended December 31, 2016 to the Three Months Ended December 31, 2015.

Revenue
	Fiscal Quarter Ended December 31,		Variance
	2016	2015	Dollars	Percent
Revenues	$4,785,589	$3,536,792	$1,248,797	35%

Revenue was $4,785,589 and $3,536,792 for the three months ended December 31, 2016 and 2015, respectively, a 35% increase.  This increase was due primarily to an increase in revenue attributable, in part, to new applications including ReposiTrak, our Vendor Portal, and related services and subscriptions. Increases in the number of new customers, both retailers and wholesalers and their suppliers, and an acceleration of the rate at which the Company was able to convert these suppliers into connections as a result of improved processes and execution also contributed to this increase.

Cost of Services and Product Support
	Fiscal Quarter Ended		Variance
	2016	2015	Dollars	Percent
Cost of services and product support	$1,190,404	$998,928	$191,476	19%
Percent of total revenue	25%	28%

 Cost of services and product support was $1,190,404 and $998,928 for the three months ended December 31, 2016 and 2015, respectively, a 19% increase.  This increase is primarily attributable to an increase in employee related expense, capitalization of software development costs in the prior year, and a small increase in infrastructure costs.

Sales and Marketing Expense
	Fiscal Quarter Ended December 31,		Variance
	2016	2015	Dollars	Percent
Sales and marketing	$1,159,073	$1,401,068	$(241,995)	-17%
Percent of total revenue	24%	40%

Sales and marketing expense was $1,159,073 and $1,401,068 for the three months ended December 31, 2016 and 2015, respectively, a 17% decrease.  This decrease in sales and marketing expense is a result of decreases in the use of contracted sales representatives, employee headcount related expenses, reduction in marketing and promotion expenses, and a decrease in travel expenses.

General and Administrative Expense
	Fiscal Quarter Ended December 31,		Variance
	2016	2015	Dollars	Percent
General and administrative	$938,087	$732,444	$205,643	28%
Percent of total revenue	20%	21%

 General and administrative expense was $938,087 and $732,444 for the three months ended December 31, 2016 and 2015, respectively, a 28% increase in the three months ended December 31, 2016 compared with the three months ended December, 2015.  This increase is primarily attributable to an increase in compensation related expenses, an increase to bad debt expense, and an increase in public relations expense. These increases were partially offset by a decrease in professional fees.

Depreciation and Amortization Expense
	Fiscal Quarter Ended December 31,		Variance
	2016	2015	Dollars	Percent
Depreciation and amortization	$112,861	127,416	$(14,555)	-11%
Percent of total revenue	2%	4%

 Depreciation and amortization expense was $112,861 and $127,416 for the three months ended December 31, 2016 and 2015, respectively, a decrease of 11%.  This decrease is primarily due to the full amortization of many assets, partially offset by amortization of capitalized software costs.

Other Income and Expense
	Fiscal Quarter Ended December 31,		Variance
	2016	2015	Dollars	Percent
Net other (expense) income	$(6,836)	$4,247	11,083	261%
Percent of total revenue	NM	NM

 Net other expense was $6,836 for the three months ended December 31, 2016 compared to net other income of $4,247 for the three months ended December 31, 2015.  This increase in expenses was due to interest expense on new notes payable.

Preferred Dividends
	Fiscal Quarter Ended December 31,		Variance
	2016	2015	Dollars	Percent
Preferred dividends	195,448	$170,560	$24,888	15%
Percent of total revenue	4%	5%

Dividends accrued on the Company’s Series B Preferred and Series B-1 Preferred was $195,448 for the three months ended December 31, 2016, compared to dividends accrued on the Series B Preferred of $170,560 for the year ended December 31, 2015. This increase is due to the payment of PIK Shares.

Comparison of the Six Months Ended December 31, 2016 to the Six Months Ended December 31, 2015.

Revenue
	Six Months Ended December 31,		Variance
	2016	2015	Dollars	Percent
Revenue	$9,002,134	$6,635,423	$2,366,711	36%

 Revenue was $9,002,134 and $6,635,423 for the six months ended December 31, 2016 and 2015, respectively, a 36% increase.  This $2,366,711 period over period increase in revenue is primarily due to an increase in revenue attributable, in part, to new applications including ReposiTrak, our Vendor Portal, and related services and subscriptions. Increases in the number of new customers, both retailers and wholesalers and their suppliers, and an acceleration of the rate at which the Company was able to convert these suppliers into connections as a result of improved processes and execution also contributed to this increase.

Cost of Services and Product Support
	Six Months Ended		Variance
	2016	2015	Dollars	Percent
Cost of services and product support	$2,393,919	$2,173,474	$220,445	10%
Percent of total revenue	27%	33%

 Cost of services and product support was $2,393,919 and $2,173,474 for the six months ended December 31, 2016 and 2015, respectively, a 10% increase compared with the six months ended December 31, 2015.  This period over period increase is principally due to an increase in employee related expense, an increase related to the capitalization of software development costs in the prior year and an increase in infrastructure costs.

Sales and Marketing Expense
	Six Months Ended December 31,		Variance
	2016	2015	Dollars	Percent
Sales and marketing	$2,352,249	$2,843,640	$(491,391)	-17%
Percent of total revenue	26%	43%

 Sales and marketing expense was $2,352,249 and $2,843,640 for the six months ended December 31, 2016 and 2015, respectively, a 17% decrease.   This period over period decrease is due to a decrease in employee related expense, a decrease in marketing and promotional expense and a reduction in travel related expense.

General and Administrative Expense
	Six Months Ended December 31,		Variance
	2016	2015	Dollars	Percent
General and administrative	$1,961,237	$1,509,774	$451,463	30%
Percent of total revenue	22%	23%

 General and administrative expense was $1,961,237 and $1,509,774 for the six months ended December 31, 2016 and 2015, respectively, a 30% increase.  This increase is principally due to an increase in headcount costs, an increase in bad debt expense, and an increase related to estimated tax payments and other facility related costs.

Depreciation and Amortization Expense
	Six Months Ended December 31,		Variance
	2016	2015	Dollars	Percent
Depreciation and amortization	$229,441	$256,514	$(27,073)	-11%
Percent of total revenue	3%	4%

 Depreciation and amortization expense was $229,441 and $256,514 for the six months ended December 31, 2016 and 2015, respectively, a decrease of 11%.  This comparative decrease is related to the full amortization of many assets partially offset by amortization of capitalized software development costs.

Other Income and Expense
	Six Months Ended		Variance
	2016	2015	Dollars	Percent
Net other (expenses) income	$(13,323)	$21,870	$35,193	161%
Percent of total revenue

Net other expense was $13,232 for the six months ended December 31, 2016 an increase in net other expense of $35,193 when compared to net other income of $21,314 for the six months ended December 31, 2015.  This change was due to interest on new notes payable, that were issued in the 2nd half of the prior year.

Preferred Dividends
	Six Months Ended December 31,		Variance
	2016	2015	Dollars	Percent
Preferred dividends	$382,252	$369,948	$12,304	3%
Percent of total revenue	4%	6%

Dividends accrued on the Company’s Series B Preferred was $382,252 for the six months ended December 31, 2016, compared to dividends accrued on the Company’s Series B Preferred and Series B-1 Preferred of $369,948 for the six months ended December 31, 2015. This increase is due to the payment of PIK dividends.

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

	As of December 31,		Variance
	2016	2015	Dollars	Percent
Cash and cash equivalents	$12,062,764	$7,309,567	$4,753,197	65%

We have historically funded our operations with cash from operations, equity financings and debt borrowings. Cash was $12,062,764 and $7,309,567 at December 31, 2016 and 2015, respectively.  This $4,753,197 increase is principally the result of decreased cash flows used in investing activities. Investments in marketable securities made during the six months ended December 31, 2015 were subsequently sold throughout the year ended June 30, 2016. This has resulted in an increased cash and cash equivalent balance at December 31, 2016 when compared to the prior period.

Net Cash Flows from Operating Activities

	Six Months Ended December 31,		Variance
	2016	2015	Dollars	Percent
Cash provided by operating activities	$379,067	$80,801	$298,266	369%

  Net cash provided by operating activities is summarized as follows:

	Six Months Ended December 31,
	2016	2015
Net Income/loss	$1,992,781	$(126,109)
Noncash expense and income, net	963,221	774,393
Net changes in operating assets and liabilities	(2,576,935)	(567,483)
	$379,067	$80,801

Noncash expense increased by $188,272 in the six months ended December 31, 2016 compared to December 31, 2015.  Noncash expense increased as a result of an increase in bad debt expense, and an increase in stock compensation offset by a $42,000 decrease in depreciation and amortization expense.

Net Cash Flows used in Investing Activities

	Six Months Ended December 31,		Variance
	2016	2015	Dollars	Percent
Cash used in investing activities	$(19,499)	$(4,105,287)	$4,085,788	NM%

Net cash used in investing activities for the six months ended December 31, 2016 was $19,499 compared to net cash used in investing activities of $4,105,287 for the six months ended December 31, 2015.  This decrease in cash used in investing activities for the three months ended December 31, 2016 is due to the Company’s purchase of short-term marketable securities in the 2015 period.

Net Cash Flows from Financing Activities

	Six Months Ended December 31,		Variance
	2016	2015	Dollars	Percent
Cash provided by financing activities	$259,808	$8,481	$251,327	2963%

Net cash provided by financing activities totaled $259,808 for the six months ended December 31, 2016 as compared to cash flows provided by financing activities of $8,481 for the six months ended December 31, 2015.  The increase in net cash provided by financing activities is primarily attributable to cash drawn on the line of credit.

Working Capital

At December 31, 2016, the Company had working capital of $9,316,828 when compared with working capital of $7,346,632 at June 30, 2016.  This $1,970,196 increase in working capital is principally due to an increase of $619,000 in cash and an increase of $1.1 million in accounts receivable, along with decreases of $135,000 in accrued liabilities, $275,000 in deferred revenue, as well as decreases in accounts payable and current notes payable.  While no assurances can be given, management currently believes that the Company will increase its working capital position in subsequent periods, and thereby reduce its indebtedness utilizing existing cash resources and projected cash flow from operations.

	As of December 31,	As of June 30,	Variance
	2016	2016	Dollars	Percent
Current assets	$16,556,469	$14,885,437	$1,671,032	11%

Current assets as of December 31, 2016 totaled $16,556,469 an increase of $1,671,032 when compared to $14,885,437 as of June 30, 2016.  The increase in current assets is attributable to (i) an increase in cash due to increased collections, and an advance on the line of credit, and (ii) an increase in accounts receivable.

	As of December 31,	As of June 30,	Variance
	2016	2016	Dollars	Percent
Current liabilities	$7,239,641	$7,538,805	$(299,164)	-4%

Current liabilities totaled $7,239,641 as of December 31, 2016 as compared to $7,538,805 as of June 30, 2016.  The comparative decrease in current liabilities is principally due to a decrease in accounts payable, accrued liabilities and deferred revenue, with an offset due to an increase in the line of credit.

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

Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.  At December 31, 2016, the debt portfolio was composed of approximately 82% variable-rate debt and 18% fixed-rate debt.

	December 31, 2016(unaudited)	Percent ofTotal Debt
Fixed rate debt	$364,982	11%
Variable rate debt	2,981,579	89%
Total debt	$3,346,561	100%

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, 2016:

Cash:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$12,062,764	0.3%

ITEM 4.  CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2016. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PARK CITY GROUP, INC.

Date: February 6, 2017	By:	/s/ Randall K. Fields
Randall K. Fields
Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: February 6, 2017	By:	/s/ Todd Mitchell
Todd Mitchell
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)