Form 10-Q
period 2017-03-31
PARK CITY GROUP INC
filed 2017-05-10
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to _________.

Commission File Number 001-34941

PARK CITY GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

299 South Main Street, Suite 2225 Salt Lake City, UT 84111
(Address of principal executive offices)

(435) 645-2000
(Registrant's telephone number)

Indicate by check market whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 19,412,911 shares as of May 10, 2017.

PARK CITY GROUP, INC.

-i-

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets

Assets	March 31, 2017	June 30. 2016
Current Assets:	(unaudited)
Cash and cash equivalents	$13,542,542	$11,443,388
Receivables, net of allowance of $278,129 and $75,000 at March 31, 2017 and June 30, 2016, respectively	3,262,096	3,048,774
Prepaid expense and other current assets	525,324	393,275

Total current assets	17,329,962	14,885,437

Property and equipment, net	599,862	469,383

Other assets:
Long-term receivables, deposits, and other assets	2,104,373	514,060
Investments	474,734	471,584
Customer relationships	1,084,050	1,182,600
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	152,451	182,942

Total other assets	24,699,494	23,235,072

Total assets	$42,629,318	$38,589,892

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$749,813	$580,309
Accrued liabilities	1,517,666	1,502,203
Deferred revenue	2,158,518	2,717,094
Lines of credit	2,630,432	2,500,000
Current portion of notes payable	182,712	239,199

Total current liabilities	7,239,141	7,538,805

Long-term liabilities:
Notes payable, less current portion	560,546	491,253
Other long-term liabilities	44,110	57,275

Total liabilities	7,843,797	8,087,333

Commitments and contingencies	-	-

Stockholders' equity:
Series B Preferred stock, $0.01 par value, 700,000 shares authorized;625,375 shares issued and outstanding at March 31, 2017 and June 30, 2016	6,254	6,254
Series B-1 Preferred stock, $0.01 par value, 300,000 shares authorized; 265,920 and 180,213 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	2,659	1,802
Common stock, $0.01 par value, 50,000,000 shares authorized; 19,412,911 and 19,229,313 issued and outstanding at March 31, 2017 and June 30, 2016, respectively	194,132	192,296
Additional paid-in capital	75,242,946	73,272,620
Accumulated deficit	(40,660,470)	(42,970,413)

Total stockholders’ equity	34,785,521	30,502,559

Total liabilities and stockholders’ equity	$42,629,318	$38,589,892

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Revenues	$4,748,652	$3,580,329	$13,750,786	$10,215,752

Operating expenses:
Cost of services and product support	1,342,772	1,050,074	3,736,691	3,223,548
Sales and marketing	1,350,726	1,264,036	3,702,975	4,107,676
General and administrative	1,006,605	807,542	2,967,842	2,317,316
Depreciation and amortization	106,899	125,939	336,340	382,453

Total operating expenses	3,807,002	3,247,591	10,743,848	10,030,993

Income from operations	941,650	332,738	3,006,938	184,759

Other expense:
Interest (expense) income	(4,729)	(10,986)	(18,052)	10,328
Loss on disposition of investment	-	(26,684)	-	(26,128)

Income before income taxes	936,921	295,068	2,988,886	168,959

(Provision) for income taxes:	(35,471)	-	(94,655)	-
Net income	901,450	295,068	2,894,231	168,959

Dividends on preferred stock	(202,036)	(176,588)	(584,288)	(546,536)

Net income (loss) applicable to common shareholders	$699,414	$118,480	$2,309,943	$(377,577)

Weighted average shares, basic	19,390,000	19,196,000	19,331,000	19,128,000
Weighted average shares, diluted	20,353,000	19,963,000	20,251,000	19,128,000
Basic income (loss) per share	$0.04	$0.01	$0.12	$(0.02)
Diluted income (loss) per share	$0.03	$0.01	$0.11	$(0.02)

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Net income (loss) applicable to common shareholders	$699,414	$118,480	$2,309,943	$(377,577)
Other Comprehensive Income (Loss):
Unrealized loss on marketable securities	-	(26,684)	-	(26,128)
Reclassification adjustment	-	26,684	-	26,128
Net loss on marketable securities		-		-
Comprehensive income (loss)	$699,414	$118,480	$2,309,943	$(377,577)

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.-
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$2,894,231	$168,959
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	336,340	382,453
Bad debt expense	230,700	43,140
Stock compensation expense	961,589	775,202
Loss on short-term marketable securities	-	26,128
(Increase) decrease in:
Trade receivables	(444,022)	(1,232,910)
Long-term receivables, prepaids and other assets	(1,722,362)	49,387
(Decrease) increase in:
Accounts payable	169,504	(170,736)
Accrued liabilities	92,281	(59,270)
Deferred revenue	(558,576)	219,924

Net cash provided by operating activities	1,959,685	202,277

Cash Flows From Investing Activities:
Purchase of marketable securities	-	(4,636,036)
Sale of marketable securities	-	4,612,908
Capitalization of software costs	-	(109,895)
Purchase of property and equipment	(337,777)	(31,987)
Purchase of long-term investments	(3,150)	(471,584)

Net cash used in investing activities	(340,927)	(639,594)

Cash Flows From Financing Activities:
Proceeds from employee stock plans	223,465	199,848
Proceeds from issuance of note payable	207,345	396,000
Net increase in lines of credit	130,432
Proceeds from exercise of warrants	121,625	33,002
Dividends paid	(7,932)	(7,932)
Payments on notes payable and capital leases	(194,539)	(176,153)

Net cash provided by financing activities	480,396	444,765

Net increase in cash and cash equivalents	2,099,154	7,448

Cash and cash equivalents at beginning of period	11,443,388	11,325,572

Cash and cash equivalents at end of period	$13,542,542	$11,333,020

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$64,655	$-
Cash paid for interest	$31,004	$16,761

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock to pay accrued liabilities	$770,858	$1,522,281
Preferred stock to pay accrued liabilities	$300,000	$300,000
Dividends accrued on preferred stock	$584,288	$546,536
Dividends paid with preferred stock	$557,071	$486,190

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

    The Company is incorporated in the state of Nevada. The Company has three subsidiaries, PC Group, Inc., a Utah Corporation (98.76% owned), Park City Group, Inc., a Delaware Corporation (100% owned) and ReposiTrak, Inc., a Utah corporation (100% owned) (“ReposiTrak”). All intercompany transactions and balances have been eliminated in consolidation.

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

Basis of Financial Statement Presentation

    The interim financial information of the Company as of March 31, 2017 and for the three and nine months ended March 31, 2017 and 2016 is unaudited, and the balance sheet as of June 30, 2016 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2016. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2016.

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

    For the nine months ended March 31, 2016, warrants to purchase approximately 1,417,000 shares of common stock, were not included in the computation of diluted EPS due to the anti-dilutive effect. Such warrants were outstanding at prices ranging from $3.50 to $10.00 per share.

    The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Numerator
Net income (loss) applicable to common shareholders	$699,414	$118,480	$2,309,943	$(377,577)

Denominator
Weighted average common shares outstanding, basic	19,390,000	19,196,000	19,331,000	19,128,000
Warrants to purchase common stock	963,000	767,000	920,000	-

Weighted average common shares outstanding, diluted	20,353,000	19,963,000	20,251,000	19,128,000

Net income (loss) per share
Basic	$0.04	$0.01	$0.12	$(0.02)
Diluted	$0.03	$0.01	$0.11	$(0.02)

Reclassifications

    Certain prior-year amounts have been reclassified to conform with the current year's presentation.

NOTE 3. EQUITY

    During the nine months ended March 31, 2017, the Company issued 36,624 shares to its directors and 112,224 shares to employees and consultants under the Company’s stock compensation plans, 115,596 of which are included in the rollforward of Restricted Stock units below.

Restricted Stock Units

	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at June 30, 2016	1,051,144	5.82
Granted	72,387	10.67
Vested and issued	(115,596)	6.28
Forfeited	(26,560)	10.23
Outstanding at March 31, 2017	981,375	6.00

    As of March 31, 2017, there was approximately $5.9 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight line basis over a weighted average period of 4.82 years.

Warrants

    The following tables summarize information about warrants outstanding and exercisable at March 31, 2017:

	Warrants			Warrants
	Outstanding			Exercisable
	at March 31, 2017			at March 31, 2017
Range of exercise prices Warrants	Number outstanding at March 31, 2017	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at March 31, 2017	Weighted average exercise price
$3.5-4.00	1,281,518	2.56	$3.93	1,281,518	$3.93
$6.45-10.00	100,481	1.74	$7.29	100,481	$7.29
	1,381,999	2.50	$4.18	1,381,999	$4.18

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

    During the nine months ended March 31, 2017, the Company issued 55,707 PIK Shares for accrued dividends payable with respect to the Series B Preferred, and 30,000 shares of Series B-1 Preferred in satisfaction of an accrued bonus payable to the Company's CEO.

NOTE 4. RELATED PARTY TRANSACTIONS

    During the nine months ended March 31, 2017, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields also serves as the Company’s Chairman of the Board of Directors and controls FMI. The Company had payables of $49,153 and $32,253 to FMI at March 31, 2017 and June 30, 2016, respectively, under this agreement. In addition, during the nine months ended March 31, 2017, 30,000 shares of Series B-1 Preferred were paid to FMI in satisfaction of an accrued bonus payable to Mr. Fields.

    During the nine months ended March 31, 2017, the Company also issued 55,707 PIK Shares for accrued dividends payable with respect to the Series B Preferred, of which 6,412 were issued to Robert W. Allen, a director of the Company, and 49,295 were issued to Riverview Financial Corp., an entity beneficially owned by Mr. Fields. In addition, $7,932 was paid to Julie Fields, Mr. Fields spouse, as a dividend paid with respect to the Series B Preferred beneficially owned by Ms. Fields.

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

    In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendment in this Update simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. An entity should apply the amendments in this Update on a prospective basis In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendment in this Update simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. An entity should apply the amendments in this Update on a prospective basis. The Company notes that this guidance applies to its reporting requirements and will implement the new guidance accordingly.

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

NOTE 6. SUBSEQUENT EVENTS

    In April 2017, the Company organized a new 100% owned subsidiary, Shared Equip, LLC (“SEQ”). This entity was used to purchase equipment valued at approximately $1.6 million. The equipment will be used for internal use as well as leased out to unrelated 3rd parties.

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

    The Company is incorporated in the state of Nevada. The Company has three subsidiaries: PC Group, Inc., a Utah corporation (98.76% owned), Park City Group, Inc., a Delaware corporation (100% owned) and ReposiTrak, Inc., a Utah corporation (100% owned). All intercompany transactions and balances have been eliminated in consolidation.

    Our principal executive offices of the Company are located at 299 South Main Street, Suite 2225, Salt Lake City, Utah 84111. Our telephone number is (435) 645-2000. Our website address is http://www.parkcitygroup.com, and ReposiTrak’s website address is http://repositrak.com.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016.

Revenue

	Fiscal Quarter Ended March 31,		Variance
	2017	2016	Dollars	Percent
Revenues	$4,748,652	$3,580,329	$1,168,323	33%

    Revenue was $4,748,652 and $3,580,329 for the three months ended March 31, 2017 and 2016, respectively, a 33% increase. This increase was due primarily to an increase in revenue attributable, in part, to new applications including ReposiTrak, our Vendor Portal, and related services and subscriptions. Increases in the number of new customers, both retailers and wholesalers and their suppliers, and an acceleration of the rate at which the Company was able to convert these suppliers into connections as a result of improved processes and execution also contributed to this increase.

Cost of Services and Product Support

	Fiscal Quarter Ended March 31,		Variance
	2017	2016	Dollars	Percent
Cost of services and product support	$1,342,772	$1,050,074	$292,698	28%
Percent of total revenue	28%	29%

    Cost of services and product support was $1,342,772 and $1,050,074 for the three months ended March 31, 2017 and 2016, respectively, a 28% increase. This increase is primarily attributable to an increase in employee headcount and employee related expense, capitalization of software development costs in the prior year, costs related to a new product, and a small increase in infrastructure costs.

Sales and Marketing Expense

	Fiscal Quarter Ended March 31,		Variance
	2017	2016	Dollars	Percent
Sales and marketing	$1,350,726	$1,264,036	$86,690	7%
Percent of total revenue	28%	35%

    Sales and marketing expense was $1,350,726 and $1,264,036 for the three months ended March 31, 2017 and 2016, respectively, a 7% increase. This increase in sales and marketing expense is mainly due to an increase in head count and employee related expenses and an increase in travel expenses. These were partially offset by a small decrease in advertising and other promotional expenses.

General and Administrative Expense

	Fiscal Quarter Ended March 31,		Variance
	2017	2016	Dollars	Percent
General and administrative	$1,006,605	$807,542	$199,063	25%
Percent of total revenue	21%	23%

    General and administrative expense was $1,006,605 and $807,542 for the three months ended March 31, 2017 and 2016, respectively, a 25% increase in the three months ended March 31, 2017 compared with the three months ended March 31, 2016. This increase is primarily attributable to (i) an increase in compensation related expenses, (ii) an increase to bad debt expense, (iii) an increase in public relations and professional fees and (iv) an increase in facility expense related to the relocation of the Company’s corporate office. The increase was offset by a decrease in travel expense.

Depreciation and Amortization Expense

	Fiscal Quarter Ended March 31,		Variance
	2017	2016	Dollars	Percent
Depreciation and amortization	$106,899	$125,939	$(19,040)	-15%
Percent of total revenue	2%	4%

    Depreciation and amortization expense was $106,899 and $125,939 for the three months ended March 31, 2017 and 2016, respectively, a decrease of 15%. This decrease is primarily due to the full amortization of many assets, partially offset by amortization of capitalized software costs.

Other Income and Expense

	Fiscal Quarter Ended March 31,			Variance
	2017		2016	Dollars	Percent
Net other expense	$4,729		$37,670	$(32,941)	-87%
Percent of total revenue	NM	%	1%

    Net other expense was $4,729 for the three months ended March 31, 2017 compared to net other expense of $37,670 for the three months ended March 31, 2016. This decrease in other expense was due to a loss on disposition of investments in the prior year.

Preferred Dividends

	Fiscal Quarter Ended March 31,		Variance
	2017	2016	Dollars	Percent
Preferred dividends	$202,036	$176,588	$25,448	14%
Percent of total revenue	4%	5%

    Dividends accrued on the Company’s Series B Preferred and Series B-1 Preferred was $202,036 for the three months ended March 31, 2017, compared to dividends accrued on the Series B Preferred of $176,588 for the year ended March 31, 2016. This increase is due to the payment of PIK Shares.

Comparison of the Nine Months Ended March 31, 2017 to the Nine Months Ended March 31, 2016.

Revenue

	Nine Months Ended March 31,		Variance
	2017	2016	Dollars	Percent
Revenue	$13,750,786	$10,215,752	$3,535,034	35%

    Revenue was $13,750,786 and $10,215,752 for the nine months ended March 31, 2017 and 2016, respectively, a 35% increase. This $3,535,034 period over period increase in revenue is primarily due to an increase in revenue attributable, in part, to new applications including ReposiTrak, our Vendor Portal, and related services and subscriptions. Increases in the number of new customers, both retailers and wholesalers and their suppliers, and an acceleration of the rate at which the Company was able to convert these suppliers into connections as a result of improved processes and execution, also contributed to this increase.

Cost of Services and Product Support

	Nine Months Ended March 31,		Variance
	2017	2016	Dollars	Percent
Cost of services and product support	$3,736,691	$3,223,548	$513,143	16%
Percent of total revenue	27%	32%

    Cost of services and product support was $3,736,691 and $3,223,548 for the nine months ended March 31, 2017 and 2016, respectively, a 16% increase compared with the nine months ended March 31, 2016. This period over period increase is principally due to an increase in employee related expense, an increase related to the capitalization of software development costs in the prior year, and an increase in infrastructure costs.

Sales and Marketing Expense

	Nine Months Ended March 31,		Variance
	2017	2016	Dollars	Percent
Sales and marketing	$3,702,975	$4,107,676	$(404,701)	-10%
Percent of total revenue	27%	40%

    Sales and marketing expense was $3,702,975 and $4,107,676 for the nine months ended March 31, 2017 and 2016, respectively, a 10% decrease. This period over period decrease is due to a decrease in employee related expense, a decrease in marketing and promotional expense and a reduction in travel related expense.

General and Administrative Expense

	Nine Months Ended March 31,		Variance
	2017	2016	Dollars	Percent
General and administrative	$2,967,842	$2,317,316	$650,556	28%
Percent of total revenue	22%	23%

    General and administrative expense was $2,967,842 and $2,317,316 for the nine months ended March 31, 2017 and 2016, respectively, a 28% increase. This increase is principally due to an increase in headcount costs, an increase in bad debt expense, and an increase to other facility related costs.

Depreciation and Amortization Expense

	Nine Months Ended March 31,		Variance
	2017	2016	Dollars	Percent
Depreciation and amortization	$336,340	$382,453	$(46,113)	-12%
Percent of total revenue	2%	4%

    Depreciation and amortization expense was $336,340 and $382,453 for the nine months ended March 31, 2017 and 2016, respectively, a decrease of 12%. This comparative decrease is related to the full amortization of many assets partially offset by amortization of capitalized software development costs.

Other Income and Expense

	Nine Months Ended March 31,				Variance
	2017		2016		Dollars	Percent
Net other expense	$18,052		$15,800		$2,252	14%
Percent of total revenue	NM	%	NM	%

    Net other expense was $18,052 for the nine months ended March 31, 2017 an increase in net other expense of $2,252 when compared to net other expense of $15,800 for the nine months ended March 31, 2016. This increase in other expense is due to interest income on investments during the prior year.

Preferred Dividends

	Nine Months Ended March 31,		Variance
	2017	2016	Dollars	Percent
Preferred dividends	$584,288	$546,536	$37,752	7%
Percent of total revenue	4%	5%

    Dividends accrued on the Company’s Series B Preferred was $584,288 for the nine months ended March 31, 2017, compared to dividends accrued on the Company’s Series B Preferred and Series B-1 Preferred of $546,536 for the nine months ended March 31, 2015. This increase is due to the payment of PIK dividends.

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

	As of March 31,		Variance
	2017	2016	Dollars	Percent
Cash and cash equivalents	$13,542,542	$11,333,020	$2,209,522	19%

    We have historically funded our operations with cash from operations, equity financings and debt borrowings. Cash was $13,542,542 and $11,333,020 at March 31, 2017 and 2016, respectively. This $2,209,522 increase is principally the result of increased cash flows from operations, due to increase net income. There has also been a decrease in cash used in investing activities during the current year.

Net Cash Flows from Operating Activities

	Nine Months Ended March 31,		Variance
	2017	2016	Dollars	Percent
Cash provided by operating activities	$1,959,685	$202,277	$1,757,408	869%

    Net cash provided by operating activities is summarized as follows:

	Nine Months Ended March 31,
	2017	2016
Net Income	$2,894,231	$168,959
Noncash expense and income, net	1,528,629	1,226,923
Net changes in operating assets and liabilities	(2,463,175)	(1,193,605)
	$1,959,685	$202,277

    Noncash expense increased by $301,706 in the nine months ended March 31, 2017 compared to March 31, 2016. Noncash expense increased as a result of an increase in bad debt expense, and an increase in stock compensation offset by a $46,113 decrease in depreciation and amortization expense.

Net Cash Flows used in Investing Activities

	Nine Months Ended March 31,		Variance
	2017	2016	Dollars	Percent
Cash used in investing activities	$340,927	$639,594	$(298,667)	-47%

    Net cash used in investing activities for the nine months ended March 31, 2017 was $340,927 compared to net cash used in investing activities of $639,594 for the nine months ended March 31, 2016. This decrease in cash used in investing activities for the nine months ended March 31, 2017 is due to the Company’s purchase of long-term investments in the 2016 period.

Net Cash Flows from Financing Activities

	Nine Months Ended March 31,		Variance
	2017	2016	Dollars	Percent
Cash provided by financing activities	$480,396	$444,765	$35,631	8%

    Net cash provided by financing activities totaled $480,396 for the nine months ended March 31, 2017 as compared to cash flows provided by financing activities of $444,765 for the nine months ended March 31, 2016. The increase in net cash provided by financing activities is primarily attributable to cash drawn on the line of credit and cash from the exercise of warrants, these were partially offset by decrease in proceeds from notes payable.

Working Capital

    At March 31, 2017, the Company had working capital of $10,090,821 when compared with working capital of $7,346,632 at June 30, 2016. This $2,744,189 increase in working capital is principally due to an increase of $2,099,154 in cash and an increase of $213,322 in accounts receivable, together with decreases of $558,576 in deferred revenue. The working capital increases were partially offset by an increase in accounts payable and an increase in the line of credit. While no assurances can be given, management currently believes that the Company will increase its working capital position in subsequent periods, and thereby reduce its indebtedness utilizing existing cash resources and projected cash flow from operations.

	As of March 31,	As of June 30,	Variance
	2017	2016	Dollars	Percent
Current assets	$17,329,962	$14,885,437	$2,444,525	16%

    Current assets as of March 31, 2017 totaled $17,329,962 an increase of $2,444,525 when compared to $14,885,437 as of June 30, 2016. The increase in current assets is attributable to (i) an increase in cash due to increased collections, and an advance on the line of credit, and (ii) an increase in accounts receivable.

	As of March 31,	As of June 30,	Variance
	2017	2016	Dollars	Percent
Current liabilities	$7,239,141	$7,538,805	$(299,664)	-4%

    Current liabilities totaled $7,239,141 as of March 31, 2017 as compared to $7,538,805 as of June 30, 2016. The comparative decrease in current liabilities is principally due to a decrease in deferred revenue and partially offset by an increase in accounts payable and an increase in the line of credit.

    In April 2017, SEQ borrowed approximately $1.6 million from a bank for the purchase of equipment. The note has a rate of 4.21% and matures July 2021. See Note 6.

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

Recent Accounting Pronouncements

    In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendment in this Update simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. An entity should apply the amendments in this Update on a prospective basis In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendment in this Update simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. An entity should apply the amendments in this Update on a prospective basis. The Company notes that this guidance applies to its reporting requirements and will implement the new guidance accordingly.

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

    Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. At March 31, 2017, the debt portfolio was composed of approximately 89% variable-rate debt and 11% fixed-rate debt.

	March 31,
	2017 (unaudited)	Percent of Total Debt
Fixed rate debt	$356,557	11%
Variable rate debt	3,017,133	89%
Total debt	$3,373,690	100%

    The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2017:

Cash:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$13,542,542	0.3%

ITEM 4.  CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2017. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PARK CITY GROUP, INC.

Date: May 10, 2017	By:	/s/ Randall K. Fields
Randall K. Fields
Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: May 10, 2017	By:	/s/ Todd Mitchell
Todd Mitchell
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)