Form 10-K
period 2017-06-30
PARK CITY GROUP INC
filed 2017-09-13
CIK 50471

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-34941
(Commission file number)

PARK CITY GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1454128
State or other jurisdiction of incorporation	(IRS Employer Identification No.)

299 South Main Street, Suite 2225 Salt Lake City, Utah 84111	(435) 645-2000
(Address of principal executive offices)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	NASDAQ Capital Market

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
Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[ ]
		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[  ] Yes   [X] No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as of December 31, 2016, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $163,445,000 (at a closing price of $12.70 per share).

As of September 11, 2017, 19,423,821 shares of the Company’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference certain information from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2017.

TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-K
YEAR ENDED JUNE 30, 2017

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

-ii-

PART I

ITEM I.	BUSINESS

Overview

Park City Group, Inc. (the “Company”) is a Software-as-a-Service (“SaaS”) provider. The Company’s technology helps companies to synchronize their systems with those of their trading partners to make more informed business decisions. We provide companies with greater flexibility in sourcing products by enabling them to choose new suppliers and integrate them into their supply chain faster and more cost effectively, and we help them to more efficiently manage these relationships, enhancing revenue while lowering working capital, labor costs and waste. Our ReposiTrak food safety solutions also help reduce a company’s potential regulatory, legal, and criminal risk from its supply chain partners by providing a way for them to ensure these suppliers are compliant with food safety regulations, such as the Food Safety Modernization Act (“FSMA”).

The Company’s services are delivered though proprietary software products designed, developed, marketed and supported by the Company. These products are designed to provide transparency and facilitate improved business processes among all key constituents in the supply chain, starting with the retailer and moving back to suppliers and eventually to raw material providers. We provide cloud-based applications and services that address e-commerce, supply chain, and food safety and compliance activities. The principal customers for the Company's products are multi-store food retail store chains and their suppliers, branded food manufacturers, food wholesalers and distributors, and other food service businesses.

The Company has a hub and spoke business model. We are typically engaged by retailers and distributors (“Hubs”), which in turn have us engage their suppliers (“Spokes”) to sign up for our services. The bulk of the Company’s revenue is from recurring subscription payments from these suppliers often based on a monthly volume metric between the Hub and the Spoke. We also have a professional services business, which conducts customization, implementation, and training, for which revenue is recognized on a percentage-of-completion or pro rata over the life of the subscription, depending on the nature of the engagement. In a few instances, the Company will also sell its software in the form of a license.

The Company is incorporated in the state of Nevada. The Company has three principal subsidiaries: PC Group, Inc., a Utah corporation (98.76% owned), Park City Group, Inc., a Delaware corporation (100% owned) and ReposiTrak, Inc., a Utah corporation (100% owned). All intercompany transactions and balances have been eliminated in consolidation.

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

The Company was originally incorporated in the State of Delaware on December 8, 1964, and through a merger with and into Park City Group, a Nevada corporation, in 2002.   As a result, both the parent-holding company (Nevada) and its operating subsidiary (Delaware) were named Park City Group, Inc.  In February 2014, Park City Group, Inc. (Delaware) was domesticated in Utah and changed its name to PC Group, Inc. Park City Group, Inc. (Nevada) has no business operations separate from the operations conducted through its subsidiaries, including ReposiTrak, Inc. and Park City Group, Inc., a Delaware corporation, (formerly Prescient Applied Intelligence, Inc. (“Prescient”).

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

ReposiTrak was founded by Leavitt Partners, LP. It was originally incorporated as Global Supply Chain Systems, Inc. on May 17, 2012 and on November 8, 2012 changed its name to ReposiTrak.  ReposiTrak became a wholly owned subsidiary of Park City Group, Inc. on June 30, 2015. ReposiTrak was developed in response to the passage of the FSMA. ReposiTrak helps a company protect its brand and mitigate potential regulatory, legal and criminal risk from its supply chain by helping to ensure that all parties are compliant with best practices and food safety regulations.

Target Industries Overview

The Company develops its software for supermarkets, convenience stores and other retailers. Our offerings include supply chain solutions focused on large manufacturers, distributors and suppliers in the consumer products industry. With the acquisition of ReposiTrak in 2015, this was expanded to include manufacturers, distributors and suppliers in the food industry. The Company also provides professional consulting services targeting implementation, assessments, profit optimization and support functions for its application and related products.

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

In 2010, the U.S. Congress passed the FSMA and it was subsequently signed into law by President Obama in January 2011. The FMSA essentially makes a food retailer responsible for the safety of its supply chain and was the most sweeping change in food safety laws in over 70 years. The law not only provides the U.S. Food and Drug Administration (“FDA”) with new enforcement authorities, it also sets cause for a whole host of potential civil claims, significantly enhancing the regulatory environment in which food growers, processors, distributors and retailers compete.

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

Solutions and Services

Advanced Commerce and Supply-Chain Solutions

 The Company has been providing advanced commerce and supply-chain solutions to its retail customers for over 15 years, and has stable and successful engagements with many of the largest retailers in the U.S. The Company’s primary advanced commerce and supply-chain applications are Scan Based Trading, ScoreTracker, Vendor Managed Inventory, Store Level Replenishment, Enterprise Supply Chain Planning, Fresh Market Manager and ActionManager®, all of which are designed to aid the retailer and supplier with managing inventory, product mix and labor while improving sales through the reduction of out of stocks by improving visibility and forecasting.

ReposiTrak Food Safety Solutions

ReposiTrak leverages the technology developed to help a company protect its brand and mitigate potential regulatory, legal and criminal risk from its supply chain by helping to ensure that all parties are compliant with best practices and food and drug safety regulations imposed by the FSMA. ReposiTrak® is powered by the Company’s technology, and currently includes four main applications: Vendor Validation, Compliance Management, Quality Management Systems (“QMS”) and Track & Trace. ReposiTrak also hosts and is integrated with the food safety audit database of the Safe Quality Food Institute (“SQFI”). SQFI is one of the leading schemas for certifying that a food retailer’s suppliers are compliant with Global Food Safety Initiative (“GFSI”) standards, which many food retailers require of their suppliers as a condition of doing business. SQFI is owned and operated by the Food Marketing Institute (“FMI”), one of the food industry’s largest trade associations.

Converged Business Platform

During the year ending June 30, 2016, the Company began to embark on a process of converging our legacy Park City supply-chain business with our ReposiTrak food safety business. As of the year ending June 30, 2017, this process has been substantially completed, in so much as the Company has been able to repurpose its advanced commerce and supply chain applications so that they can be deployed and self-implemented by a suppler via ReposiTrak’s highly scalable online infrastructure. As a result, the Company currently has a platform-centric end-to-end solution encompassing (i) ReposiTrak, a comprehensive compliance management platform, (ii) Vendor Portal, a unified service delivery platform, which combines the Company’s advanced commerce and supply chain technology with its ReposiTrak food safety applications, and (iii) MarketPlace, a compliant vendor sourcing solution which enables a ReposiTrak HUB to find and engage new ReposiTrak compliant suppliers.

Professional Services

The Company has two professional services groups: The Business Analytics Group offers business-consulting services to suppliers and retailers in the grocery, convenience store and specialty retail industries.  The Professional Services Group provides consulting services to ensure that our solutions are seamlessly integrated into our customers’ business processes as quickly and efficiently as possible.

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

Customers

We are currently engaged by customers of all sizes.  Our customers primarily include food related consumer goods retailers, suppliers, processors and manufacturers. However, the Company is opportunistic and will offer its solutions to non-food consumer goods related companies as well.  No single customers accounted for more than 10% percent of our revenue in fiscal 2017.

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

To date, our primary marketing objectives have been to increase awareness of our technology solutions, generate sales leads and develop new customer relationships.  In addition, the sales effort has been directed toward developing existing customers by cross-selling ReposiTrak food safety services to legacy Park City Group accounts as well as introducing our advanced commerce and supply-chain solutions to ReposiTrak customers. To this end, we attend industry trade shows, conduct direct marketing programs, publish industry trade articles and white papers, participate in interviews and selectively advertise in industry publications.

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

Employees

As of June 30, 2017, the Company employed a total of 77 employees.  Of these employees, 11 are located overseas.  The Company plans to continue expanding its offshore workforce to augment its analytics services offerings, expand its professional services and to provide additional programming resources.  The employees are not represented by any labor union.

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

The Company had net income of $3,777,532 for the year ended June 30, 2017, compared to a net income of $666,503 for the year ended June 30, 2016.  Although the Company generated net income in the year ended June 30, 2017, there can be no assurance that the Company will achieve profitability in future periods. If the Company does not operate profitably in the future, the Company’s current cash resources will be used to fund the Company’s operating losses.  Continued losses would have an adverse effect on the long-term value of the Company’s common stock and any investment in the Company.  The Company cannot give any assurance that the Company will continue to generate revenue or have sustainable profits.

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

The Company’s certificate of incorporation currently authorizes the issuance of up to 30,000,000 shares of ‘blank check’ preferred stock with designations, rights, and preferences as may be determined from time to time by the Company’s Board of Directors, of which 700,000 shares are currently designated as Series B Convertible Preferred Stock (“Series B Preferred”) and 550,000 shares are designated as Series B-1 Preferred Stock (“Series B-1 Preferred”).  As of June 30, 2017, a total of 625,375 shares of Series B Preferred and 285,859 shares of Series B-1 Preferred were issued and outstanding.  The Company’s Board of Directors is empowered, without stockholder approval, to issue one or more additional series of preferred stock with dividend, liquidation, conversion, voting, or other rights that could dilute the interest of, or impair the voting power of, the Company’s common stockholders.  The issuance of an additional series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control.

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

Risks Related to the ReposiTrak

The Company faces risks associated with new product introductions.

It may be difficult for the company to assess risks associated with potential new product offerings:

●
It may be difficult for the Company to predict the amount of service and technological resources that will be needed by customers of new offerings, and if the Company underestimates the necessary resources, the quality of its service will be negatively impacted thereby undermining the value of the product to the customer;

●
technological issues between the Company and customers may be experienced in capturing data necessary for new product offerings, and these technological issues may result in unforeseen conflicts or technological setbacks when implementing these products which could result in material delays and even result in a termination of the engagement;

●
a customer’s experience with new offerings, if negative, may prevent the Company from having an opportunity to sell additional products and services to that customer;

●
if customers do not use the Company’s products as recommends and/or fails to implement any needed corrective action(s), it is unlikely that customers will experience the business benefits from these products and may therefore be hesitant to continue the engagement as well as acquire any other products from the Company; and

●
delays in proceeding with the implementation of new products for a new customer will negatively affect the Company’s cash flow and its ability to predict cash flow.

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

Our principal place of business operations is located at 299 South Main Street, Suite 2225, Salt Lake City, UT 84111. We lease approximately 6,700 square feet at this corporate office location, consisting primarily of office space, conference rooms and storage areas.  Our telephone number is (435) 645-2000.  Our website address is http://www.parkcitygroup.com.

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

	Quarterly Common Stock Price Ranges
	2017		2016
Fiscal Quarter Ended	High	Low	High	Low
September 30	$12.49	$8.87	$13.99	$10.01
December 31	$15.35	$11.60	$12.27	$9.87
March 31	$17.00	$11.55	$11.82	$5.98
June 30	$13.45	$11.70	$10.00	$8.30

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock over the five-year period ending June 30, 2017, with the cumulative total returns during the same period on the NASDAQ Composite Index and the Russell 2000 Index. The graph assumes that $100 was invested on June 30, 2012 in our common stock and in the shares represented by each of the other indices, and that all dividends were reinvested.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Value of Investment ($)
	06/30/12	06/30/13	06/30/14	06/30/15	06/30/16	06/30/17
Park City Group, Inc.	$100.00	$191.90	$275.70	$311.14	$227.09	$307.59
NASDAQ Composite	$100.00	$115.95	$150.19	$169.91	$164.99	$209.21
Russell 2000 Index	$100.00	$122.42	$149.40	$157.04	$144.26	$177.25

The stock performance graph above shall not be deemed incorporated by reference into any filing by us under the Securities Act of 1933, as amended ("Securities Act"), or the Securities Exchange Act of 1934, as amended ("Exchange Act"), except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such Acts.

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

Holders of Record

At June 30, 2017 there were 649 holders of record of our common stock, and 19,423,821 shares were issued and outstanding, three holders of Series B Preferred and 625,375 shares issued and outstanding, and four holders of Series B-1 Preferred and 285,859 shares issued and outstanding.  The number of holders of record and shares of common stock issued and outstanding was calculated by reference to the books and records of the Company’s transfer agent.

Issuance of Securities

We issued shares of our common stock in unregistered transactions during fiscal year 2017. All of the shares of common stock issued in non-registered transactions were issued in reliance on Section 3(a)(9) and/or Section 4(2) of the Securities Act, and were reported in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K filed with the Securities and Exchange Commission during the fiscal year ended June 30, 2017. 20,000 shares of preferred stock were issued subsequent to June 30, 2017.

ITEM 6.	SELECTED FINANCIAL DATA

The following data has been derived from our audited financial statements, including the consolidated balance sheets at June 30, 2017 and 2016 and the related consolidated statements of operations for the three years ended June 30, 2017 and related notes appearing elsewhere in this report. The statement of operations data for the years ended June 30, 2014 and 2013 and the balance sheet data as of June 30, 2015, 2014 and 2013 are derived from our audited consolidated financial statements that are not included in this report. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report.

	Fiscal Year Ended June 30,
Consolidated Statement of Operations Data	2017	2016	2015	2014	2013
Revenue	$18,939,263	$14,010,693	$13,648,715	$11,928,416	$11,318,574
Operating expense (1)(2)	15,038,134	13,323,252	17,741,109	14,521,141	10,920,375
Income (loss) from Operations	3,901,129	687,441	(4,092,394)	(2,592,725)	398,199
Net income (loss)	3,777,532	666,503	(3,849,773)	(2,490,145)	257,487

	As of June 30,
Consolidated Balance Sheet Data	2017	2016	2015	2014	2013
Cash and Cash Equivalents	$14,054,006	$11,443,388	$11,325,572	$3,352,559	$3,616,585
Working Capital	10,536,804	7,346,632	5,032,139	654,042	1,124,476
Total Assets	45,912,476	38,589,892	36,406,784	16,937,632	15,932,898
Total Liabilities	10,203,625	8,087,333	8,822,161	6,318,551	5,691,526
Deferred Revenue	2,350,846	2,717,094	2,331,920	1,840,811	1,777,326
Total Debt (current and long-term)	5,165,569	3,230,452	3,076,493	1,849,148	2,062,063
Stockholders' Equity (deficit)	35,708,851	30,502,559	27,584,623	10,619,081	10,241,372

	Fiscal Year Ended June 30,
Operating Data	2017	2016	2015	2014	2013
Adjusted EBITDA (3)	$5,892,089	$2,273,339	$1,118,583	$192,719	$2,287,868
Non-GAAP income per diluted common share (4)	$0.22	$0.06	$0.01	$(0.05)	$(0.05)

(1)
Includes stock-based compensation expense as follows:

	Fiscal Year Ended June 30,
	2017	2016	2015	2014	2013
Stock-based compensation expense	$1,266,805	$1,010,312	$2,760,329	$1,719,375	$843,645

(2)
 For 2015, there was a one-time impairment of intangibles charge of $1,495,703, related to the customer list acquired in connection with the Prescient acquisition.

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

	Fiscal Year Ended June 30,
	2017	2016	2015	2014	2013
Net income (loss)	$3,777,532	$666,503	$(3,849,773)	$(2,490,145)	$257,487
Depreciation and amortization	486,024	507,446	768,165	879,329	901,407
Interest (income) loss, net	26,408	(5,190)	(242,621)	(102,580)	140,712
Other	335,320	94,268	1,682,483	186,740	144,617
EBITDA	4,625,284	1,263,027	(1,641,746)	(1,526,656)	1,444,223
Stock-based compensation expense	1,266,805	1,010,312	2,760,329	1,719,375	843,645
Adjusted EBITDA	$5,892,089	$2,273,339	$1,118,583	$192,719	$2,287,868

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

	Fiscal Year Ended June 30, 2017
	2017	2016	2015	2014	2013
Net income (loss)	$3,777,532	$666,503	$(3,849,773)	$(2,490,145)	$257,487
Stock-based compensation expense	1,266,805	1,010,312	2,760,329	1,719,375	843,645
Acquisition related amortization	131,400	131,400	1,918,019	462,557	502,798
Other	(10,380)	26,128	-	-	-
Preferred Dividends	(790,811)	(729,288)	(568,821)	(617,891)	(911,580)
Non-GAAP net income to common shareholders	$4,374,546	$1,105,055	$259,754	$(926,104)	$692,350
Non-GAAP income per share
Basic	19,353,000	19,151,000	17,375,000	16,710,000	13,246,000
Diluted	20,264,000	19,332,000	18,253,000	16,710,000	13,253,000
Shares used to compute non-GAAP income per share
Basic	$0.23	$0.06	$0.01	$(0.06)	$0.05
Diluted	$0.22	$0.06	$0.01	$(0.06)	$0.05

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Park City Group, Inc. (the “Company”) is a Software-as-a-Service (“SaaS”) provider. The Company’s technology helps companies to synchronize their systems with those of their trading partners to make more informed business decisions. We provide companies with greater flexibility in sourcing products by enabling them to choose new suppliers and integrate them into their supply chain faster and more cost effectively, and we help them to more efficiently manage these relationships, enhancing revenue while lowering working capital, labor costs and waste. Our ReposiTrak food safety solutions also help reduce a company’s potential regulatory, legal, and criminal risk from its supply chain partners by providing a way for them to ensure these suppliers are compliant with food safety regulations, such as the Food Safety Modernization Act (“FSMA”).

Fiscal Year

Our fiscal year ends on June 30.  References to fiscal 2017 refer to the fiscal year ended June 30, 2017.

Sources of Revenue

The Company derives revenue from four sources: (i) subscription fees, (ii) hosting, premium support and maintenance service fees beyond the standard services offered, (iii) professional services consisting of development services, consulting, training and education, and (iv) license fees.

Subscription revenue is driven primarily by the number of connections between retailers and suppliers. Historically, subscription revenue was largely based on some sort of volumetric metric, including the number of stores and SKU’s, or the volume of economic activity between a retailer and its suppliers. However, as our ReposiTrak business has grown, and as it tends to encompass all of a retailer’s suppliers, our subscription revenue is increasingly based on a negotiated flat fee per supplier. Subscription revenue contains arrangements with customers accessing our applications, which includes the use of the application, application and data hosting, subscription-based maintenance of the application and standard support included with the subscription.

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

Results of Operations – Fiscal Years Ended June 30, 2017, 2016 and 2015

Revenue

Revenue	Year Ended June 30, 2017	$ Change	% Change	Year Ended June 30, 2016	$ Change	% Change	Year Ended June 30, 2015
Revenue	$18,939,263	$4,928,570	35%	$14,010,693	$361,978	3%	$13,648,715

During the fiscal year ended June 30, 2017, the Company had revenue of $18,939,263 compared to $14,010,693 for the year ended June 30, 2016, a 35% increase. This $4,928,570 increase in total revenue was principally due to the growth of ReposiTrak related products. This was partially offset by a decrease resulting from license and maintenance fees in the prior year that did not recur in the current period.

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

Cost of Services and Product Support

	Year Ended June 30, 2017	$ Change	% Change	Year Ended June 30, 2016	$ Change	% Change	Year Ended June 30, 2015
Cost of service and product support	$5,318,042	$1,038,318	24%	$4,279,724	$(976,527)	-19%	$5,256,251
Percent of total revenue	28%			31%			39%

Cost of services and product support was $5,318,042 or 28% of total revenue, and $4,279,724 or 31% of total revenue for the years ended June 30, 2017 and 2016, respectively, a 24% increase.  This period over period increase of $1,038,318 is principally due to (i) a $450,000 increase in cost of goods sold, (ii) a $400,000 increase in employee related expense, (iii) capitalization of software development costs of $183,000 in fiscal 2016, and (iv) a $5,000 increase in other product support costs.

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

Sales and Marketing Expense

	Year Ended June 30, 2017	$ Change	% Change	Year Ended June 30, 2016	$ Change	% Change	Year Ended June 30, 2015
Sales and marketing	$5,097,072	$(273,933)	-5%	$5,371,005	$(570,344)	-10%	$5,941,349
Percent of total revenue	27%			38%			44%

The Company’s sales and marketing expense was $5,097,072, or 27% of total revenue, and $5,371,005 or 38% of total revenue, for the fiscal years ended June 30, 2017 and 2016, respectively, a 5% decrease.  Sales and marketing expense decreased principally due to a decrease in marketing and promotional expense of $283,000, which were partially offset by an increase in other sales related costs of $9,000.

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

General and Administrative Expense

	Year Ended June 30, 2017	$ Change	% Change	Year Ended June 30, 2016	$ Change	% Change	Year Ended June 30, 2015
General and administrative	$4,136,996	$971,919	31%	$3,165,077	$(1,114,564)	-26%	$4,279,641
Percent of total revenue	22%			23%			31%

The Company’s general and administrative expense was $4,136,996, or 22% of total revenue, and $3,165,077 or 23% of total revenue for the years ended June 30, 2017 and 2016, respectively, a 31% increase.  This $971,919 increase is principally due to (i) employee related costs, and travel expense of approximately $564,000, (ii) increased bad debt expense of $278,000, and (iii) an increase of $130,000 related to infrastructure, professional fees and donations..

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

Depreciation and Amortization Expense

	Year Ended June 30, 2017	$ Change	% Change	Year Ended June 30, 2016	$ Change	% Change	Year Ended June 30, 2015
Depreciation and amortization	$486,024	$(21,422)	-4%	$507,446	$(260,719)	-34%	$768,165
Percent of total revenue	3%			4%			6%

The Company’s depreciation and amortization expense was $486,024 and $507,446 for the year ended June 30, 2017 and 2016, respectively, a 4% decrease.  Depreciation and amortization expense decreased by $21,422 for the year ended, June 30, 2017 when compared to the year ended June 30, 2016 due to decreased depreciation expense as many assets have become fully depreciated, this has been partially offset by the amortization of capitalized software.

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

Other Income and Expense

	Year Ended June 30, 2017	$ Change	% Change	Year Ended June 30, 2016	$ Change	% Change	Year Ended June 30, 2015
Other (expense) and income	$(16,028)	$-4,910	-24%	$(20,938)	$(263,559)	-109%	$242,621
Percent of total revenue	<1%			<1%			2%

Net other income (expense) was net other expense of $16,028 when compared with net other expense of $20,938 for the year ended June 30, 2017 and June 30, 2016, respectively. This decrease of $4,910 for the year ended June 30, 2017 when compared to the year ended June 30, 2016 is primarily due an increase in net interest expense partially offset by a gain on sale of furniture associated with the Company’s relocation.

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

Preferred Dividends

	Year Ended June 30, 2017	$ Change	% Change	Year Ended June 30, 2016	$ Change	% Change	Year Ended June 30, 2015
Preferred dividends	$790,811	$61,523	8%	$729,288	$160,467	28%	$568,821
Percent of total revenue	4%			5%			4%

Dividends accrued on the Company’s Series B Preferred and Series B-1 Preferred was $790,811 for the year ended June 30, 2017, compared to dividends accrued on the Series B Preferred of $729,288 for the year ended June 30, 2016.  This $61,523 increase is primarily attributable to the determination by the Company to pay dividends in kind for the year ended June 30, 2017.

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

	Year Ended June 30, 2017	$ Change	% Change	Year Ended June 30, 2016	$ Change	% Change	Year Ended June 30, 2015
Cash and Cash Equivalents	$14,054,006	$2,610,618	23%	$11,443,388	$117,816	1%	$11,325,572

We have historically funded our operations with cash from operations, equity financings and debt borrowings. Cash and cash equivalents was $14,054,006 and $11,443,388 at June 30, 2017, and June 30, 2016, respectively, a 23% increase, and $11,443,388 and $11,325,572 at June 30, 2016, and June 30, 2015, respectively, a 1% increase. The $2,610,618 increase during the year ended June 30, 2017 when compared to the year ended June 30, 2016 is principally the result of cash flow from operations, due to increased net income during the period, while the $117,816 increase from the year ended June 30, 2016 to the comparable period ended June 30, 2015 is principally the result of cash flow from operations.

Net Cash Flows from Operating Activities

	Year Ended June 30, 2017	$ Change	% Change	Year Ended June 30, 2016	$ Change	% Change	Year Ended June 30, 2015
Cash flows provided by operating activities	$2,257,138	$1,753,915	349%	$503,223	$(1,204,374)	-71%	$1,707,597

Net cash provided by operating activities is summarized as follows:

	2017	2016	2015
Net income (loss)	$3,777,532	$666,503	$(3,849,773)
Noncash expense and income, net	2,088,149	1,612,026	5,368,927
Net changes in operating assets and liabilities	(3,608,543)	(1,775,306)	188,443
	$2,257,138	$503,223	$1,707,597

Noncash expense increased by $476,123 in the year ended June 30, 2017 compared to June 30, 2016.  Noncash expense increased as a result of a $278,000 increase in bad debt expense, a $256,000 increase in stock compensation expense, partially offset by a $21,000 decrease in depreciation and amortization expense, and a $47,000 decrease related to gains and losses.

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

 Net Cash Flows used in Investing Activities

	Year Ended June 30, 2017	$ Change	% Change	Year Ended June 30, 2016	$ Change	% Change	Year Ended June 30, 2015
Cash flows used in investing activities	$1,950,702	1,585,061	434%	$365,641	$(2,241,236)	-86%	$2,606,877

Net cash flows used in investing activities for the year ended June 30, 2017 was $1,950,702 compared to net cash flows used in investing activities of $365,641 for the year ended June 30, 2016.  This $1,585,061 increase in cash used in investing activities for the year ended June 30, 2017 when compared to the same period in 2016 was purchases of property and equipment of $1,957,000, which included approximately $1.6 million for the purchase of a small aircraft to facilitate key personnel travelling to the Company's growing network of customers.

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

 Net Cash Flows from Financing Activities

	Year Ended June 30, 2017	$ Change	% Change	Year Ended June 30, 2016	$ Change	% Change	Year Ended June 30, 2015
Cash flows provided by (used in) financing activities	$2,304,182	$2,323,948	118%	$(19,766)	$(8,892,059)	-100%	$8,872,293

Net cash flows provided by financing activities totaled $2,304,182 for the year ended June 30, 2017 compared to cash flows used in financing activities of $19,766 for the year ended June 30, 2016. The change in net cash related to financing activities is primarily attributable to cash from the issuance of notes payable and increases in lines of credit of $2,175,000 used primarily for the purchase property and equipment. There were also increases in proceeds from employee stock plans of $24,000 and from the issuance of stock upon exercise of warrants of $123,000.

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

Liquidity and Working Capital

At June 30, 2017, the Company had positive working capital of $10,536,804, as compared with positive working capital of $7,346,632 at June 30, 2016, and positive working capital of $5,032,139 at June 30, 2015.  This $3,190,172 increase in working capital is principally due to the increased cash flows from operations which is a result of increased net income.   The substantial increase in accounts receivable in the year ended June 30, 2017 compared to the year ended June 30, 2016 is principally due to extended payment terms on long term agreements.  Increases in accrued liabilities in the year ended June 30, 2017 compared to the year ended June 30, 2016 is principally due to accruals related to stock based compensation and other compensation based accruals.

While no assurances can be given, management currently believes that the Company will increase its working capital position in subsequent periods, and thereby reduce its indebtedness utilizing existing cash resources and projected cash flow from operations, and that it will have adequate cash resources to fund its operations and satisfy its debt obligations for at least the next 12 months.

	Year Ended June 30, 2017	$ Change	% Change	Year Ended June 30, 2016	$ Change	% Change	Year Ended June 30, 2015
Current assets	$18,706,733	$3,821,296	26%	$14,885,437	$1,455,847	11%	$13,429,590

Current assets as of June 30, 2017, totaled $18,706,733, an increase of $3,821,296 when compared to $14,885,437 as of June 30, 2016.  The increase in current assets is attributable to an increase in cash and accounts receivable.

Current assets as of June 30, 2016, totaled $14,885,437, an increase of $1,455,847 when compared to $13,429,590 as of June 30, 2015.  The increase in current assets is attributable to an increase in accounts receivable.

	Year Ended June 30, 2017	$ Change	% Change	Year Ended June 30, 2016	$ Change	% Change	Year Ended June 30, 2015
Current liabilities	$8,169,929	$631,124	8%	$7,538,805	$(858,646)	-10%	$8,397,451

Current liabilities totaled $8,169,929 and $7,538,805 as of June 30, 2017, and 2016, respectively.  The $631,124 comparative increase in current liabilities is principally due to an increase in accrued liabilities and an increase in lines of credit.  This increase was partially offset by a decrease in deferred revenue.

Current liabilities totaled $7,538,805 and $8,397,451 as of June 30, 2016, and 2015, respectively.  The $858,646 comparative decrease in current liabilities is principally due to a decrease in accrued liabilities.  This decrease was partially offset by an increase in deferred revenue.

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

Contractual Obligations

Total contractual obligations and commercial commitments as of June 30, 2017, are summarized in the following table:

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$438,725	$275,709	$163,016	$-	$-

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

Through December 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, ASU 2016-12 (ASC Topic 606) Revenue from Contracts with Customers, Narrow Scope Improvements and Practical Expedients, and ASU 2016-20 (ASC Topic 606) Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively.  ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for the Company’s fiscal year starting July 1, 2018. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company currently anticipates adopting the standard using the full retrospective method. We are in the process of completing our analysis on the impact this guidance will have on our Consolidated Financial Statementsand related disclosures, as well as identifying the required changes to our policies, processes and controls. The Company is still conducting its assessment and will continue to evaluate the impact of this ASU on our financial position and results of operation.

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

Effective January 1, 2016 (the “Effective Date”) all of the assets of HJ & Associates, LLC (“HJ”) were acquired by Haynie & Company, Salt Lake City, Utah, and, as a result, HJ resigned as the Company’s independent registered public accounting firm because the firm is no longer an active entity. Therefore, on January 1, 2016, the Company engaged Haynie & Company, Salt Lake City, Utah, as its new independent registered public accounting firm. The engagement of Haynie & Company was unanimously approved by the Company’s audit committee.

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

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2017. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of June 30, 2017, based on the framework and criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2017.

Haynie and Company, our independent registered public accounting firm audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting, which report is included in Part IV below.

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

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2017.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2017.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits, Financial Statements and Schedules

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, Dated August 28, 2008(1)
2.2	Form of Stock Purchase Agreement (1)
2.3	Form of Stock Voting Agreement (1)
2.4	Form of Promissory Note (2)
3.1	Articles of Incorporation (3)
3.2	Certificate of Amendment (4)
3.3	Certificate of Amendment (5)
3.4	Certificate of Amendment (21)
3.5	Bylaws (3)
3.6	Amended and Restated Bylaws (19)
4.1	Certificate of Designation of the Series A Convertible Preferred Stock (6)
4.2	Certificate of Designation of the Series B Convertible Preferred Stock(7)
4.3	Fourth Amended and Restated Certificate of Designation of the Relative Rights, Powers and Preferences of the Series B Preferred Stock of Park City Group, Inc. (17)
4.4	First Amended and Restated Certificate of Designation of the Relative Rights, Powers and Preferences of the Series B-1 Preferred Stock of Park City Group, Inc. (18)
10.1	Subordinated Promissory Note, dated April 1, 2009, issued to Riverview Financial Corporation (8)
10.2	Amendment to Loan Agreement and Note, by and between U.S. Bank National Association and the Company, dated September 15, 2009 (9)
10.3	Term Loan Agreement, by and between U.S. Bank National Association and the Company, dated May 5, 2010 (10)
10.4	Amendment to Loan Agreement and Note, by and between U.S. Bank National Association and the Company, dated May 5, 2010(10)
10.5	Promissory Note, dated August 25, 2009, issued to Baylake Bank(11)
10.6	ReposiTrak Omnibus Subscription Agreement (12)
10.7	ReposiTrak Promissory Note (12)
10.8	Fields Employment Agreement (14)
10.9	Services Agreement (14)
10.10	Form of Securities Purchase Agreement (15)
10.11	Employment Agreement by and between Todd Mitchell and Park City Group, Inc., dated September 28, 2015 (16)
10.12	Amendment No. 1 to the Employment Agreement, by and between Park City Group, Inc., Randall K. Fields and Fields Management, Inc., dated July 1, 2016. (20)
14.1	Code of Ethics and Business Conduct (13)
21	List of Subsidiaries *
23	Consent of Haynie & Company, dated September 13, 2017 *
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from our Form 8-K dated September 3, 2008.
(2)	Incorporated by reference from our Form 8-K dated September 15, 2008.
(3)	Incorporated by reference from our Form DEF 14C dated June 5, 2002.
(4)	Incorporated by reference from our Form 10-QSB for the year ended Sept 30, 2005.
(5)	Incorporated by reference from our Form 10-KSB dated September 29, 2006.
(6)	Incorporated by reference from our Form 8-K dated June 27, 2007.
(7)	Incorporated by reference from our Form 8-K dated July 21, 2010.
(8)	Incorporated by reference from our Form 8-K dated June 5, 2009.
(9)	Incorporated by reference from our Form 8-K dated September 30, 2009.
(10)	Incorporated by reference from our Form 8-K dated May 6, 2010.
(11)	Incorporated by reference from our Form 8-K dated August 25, 2009.
(12)	Incorporated by reference from our Annual Report on Form 10-K dated September 23, 2013.
(13)	Incorporated by reference from our Form 10-KSB dated September 29, 2008.
(14)	Incorporated by reference from our Form 10-K dated September 11, 2014.
(15)	Incorporated by reference from our Form 8-K dated May 13, 2015.
(16)	Incorporated by reference from our Form 8-K dated September 30, 2015.
(17)	Incorporated by reference from our Form 8-K dated January 14, 2016.
(18)	Incorporated by reference from our Form 8-K dated January 14, 2016.
(19)	Incorporated by reference from our Form 8-K dated October 21, 2016.
(20)	Incorporated by reference from our Form 10-Q dated November 7, 2016.
(21)	Incorporated by reference from our Form 8-K dated July 28, 2017.
*	Filed herewith

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK CITY GROUP, INC.
(Registrant)
Date: September 13, 2017	By: /s/ Randall K. Fields
Principal Executive Officer, Chairman of the Board and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall K. Fields	Chairman of the Board and Director,	September 13, 2017
Randall K. Fields	Chief Executive Officer (Principal Executive Officer)
/s/ Todd Mitchell	Chief Financial Officer	September 13, 2017
Todd Mitchell	(Principal Financial Officer & Principal Accounting Officer)
/s/ Robert W. Allen	Director, and Compensation	September 13, 2017
Robert W. Allen	Committee Chairman
/s/ William S. Kies, Jr.	Director	September 13, 2017
William S. Kies, Jr.
/s/ Richard Juliano	Director	September 13, 2017
Richard Juliano
/s/ Austin F. Noll, Jr.	Director	September 13, 2017
Austin F. Noll, Jr.
/s/ Ronald C. Hodge	Director, and Audit Committee Chairman	September 13, 2017
Ronald C. Hodge

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Park City Group, Inc.

We have audited the accompanying balance sheets of Park City Group, Inc. and subsidiaries as of June 30, 2017 and 2016, and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2017. Park City Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park City Group, Inc. as of June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Park City Group, Inc.’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2017, expressed an unqualified opinion.

Haynie & Company
Salt Lake City, Utah
September 12, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Park City Group, Inc.

We have audited Park City Group, Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Park City Group, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Park City Group, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related statements of income, comprehensive income, stockholders’ equity, and cash flows of Park City Group Inc. and Subsidiaries, and our report dated September 12, 2017 expressed an unqualified opinion.

Haynie & Company
Salt Lake City, Utah
September 12, 2017

PARK CITY GROUP, INC.
Consolidated Balance Sheets

Assets	June 30, 2017	June 30, 2016
Current Assets
Cash	$14,054,006	$11,443,388
Receivables, net allowance for doubtful accounts of $392,250 and $75,000 at June 30, 2017 and 2016, respectively	4,009,127	3,048,774
Prepaid expense and other current assets	643,600	393,275

Total Current Assets	18,706,733	14,885,437

Property and equipment, net	2,115,277	469,383

Other Assets:
Long-term receivables, deposits, and other assets	2,540,291	514,060
Investments	477,884	471,584
Customer relationships	1,051,200	1,182,600
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	137,205	182,942

Total Other Assets	25,090,466	23,235,072

Total Assets	$45,912,476	$38,589,892

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$565,487	$580,309
Accrued liabilities	2,084,980	1,502,203
Deferred revenue	2,350,846	2,717,094
Lines of credit	2,850,000	2,500,000
Current portion of notes payable	318,616	239,199

Total current liabilities	8,169,929	7,538,805

Long-term liabilities
Notes payable, less current portion	1,996,953	491,253
Other long term liabilities	36,743	57,275

Total liabilities	10,203,625	8,087,333

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 625,375 shares issued and outstanding at June 30, 2017 and 2016;	6,254	6,254
Series B-1 Preferred, 285,859 and 180,213 shares issued and outstanding at June 30, 2017 and 2016, respectively	2,859	1,802
Common stock, $0.01 par value, 50,000,000 shares authorized; 19,423,821 and 19,229,556 issued and outstanding at June 30, 2017 and 2016, respectively	194,241	192,296
Additional paid-in capital	75,489,189	73,272,620
Accumulated deficit	(39,983,692)	(42,970,413)

Total stockholders equity	35,708,851	30,502,559

Total liabilities and stockholders' equity	$45,912,476	$38,589,892
See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended June 30,
	2017	2016	2015

Revenue	$18,939,263	$14,010,693	$13,648,715

Operating expense:
Cost of revenue and product support	5,318,042	4,279,724	5,256,251
Sales and marketing	5,097,072	5,371,005	5,941,349
General and administrative	4,136,996	3,165,077	4,279,641
Depreciation and amortization	486,024	507,446	768,165
Impairment of intangibles	-	-	1,495,703
Total operating expense	15,038,134	13,323,252	17,741,109

Income (loss) from operations	3,901,129	687,441	(4,092,394)

Other (expense) income:
Interest income (expense), net	(26,408)	5,190	242,621
Gain (loss) on disposition of investment	10,380	(26,128)	-

Income (loss) before income taxes	3,885,101	666,503	(3,849,773)

Provision for income taxes	(107,569)	-	-

Net income (loss)	3,777,532	666,503	(3,849,773)

Dividends on preferred stock	(790,811)	(729,288)	(568,821)
Restructuring of Series B Preferred	-	-	(2,141,980)

Net income (loss) applicable to common shareholders	$2,986,721	$(62,785)	$(6,560,574)

Weighted average shares, basic	19,353,000	19,151,000	17,375,000
Weighted average shares, diluted	20,264,000	19,151,000	17,375,000
Basic earnings (loss) per share	$0.15	$(0.00)	$(0.38)
Diluted earnings (loss) per share	$0.15	$(0.00)	$(0.38)

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	For the Years Ended June 30,
	2017	2016	2015

Net income (loss)	$3,777,532	$666,503	$(3,849,773)
Other Comprehensive Income (Loss):
Unrealized loss on marketable securities	-	(26,128)	-
Reclassification adjustment	-	26,128	-
Net income (loss) on marketable securities	-	-	-
Comprehensive income (loss)	$3,777,532	$666,503	$(3,849,773)

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2014	411,927	4,119	-	-	16,928,025	169,280	46,792,736	(36,347,054)	10,619,081

Series B Restructure	214,198	2,142	-	-	-	-	2,139,838	(2,141,980)	-
Series B Redemption	(750)	(7)	-	-	-	-	(7,493)	-	(7,500)
Stock issued for:
Accrued compensation	-	-	30,000	300	366,033	3,664	2,156,229	-	2,160,193
Cash	-	-	-	-	693,090	6,931	7,802,664	-	7,809,595
Charitable Contribution	-	-	-	-	15,000	150	157,800	-	157,950
Preferred Dividends-PIK	-	-	44,200	442	-	-	441,560	-	442,002
Acquisition	-	-	-	-	873,438	8,734	10,813,162	-	10,821,896
Preferred Dividends-Declared								(568,821)	(568,821)

Net loss	-	-	-	-	-	-	-	(3,849,773)	(3,849,773)
Balance, June 30, 2015	625,375	6,254	74,200	742	18,875,586	188,759	70,296,496	(42,907,628)	27,584,623

Stock issued for:
Accrued compensation	-	-	40,000	400	320,770	3,208	2,084,133	-	2,087,741
Cash	-	-	-	-	23,528	235	199,613	-	199,848
Preferred Dividends-PIK	-	-	66,013	660	-	-	659,470	-	660,130
Preferred Dividends-Declared	-	-	-	-	-	-	-	(729,288)	(729,288)
Exercise of Option/Warrant	-	-	-	-	9,429	94	32,908	-	33,002

Net income	-	-	-	-	-	-	-	666,503	666,503
Balance, June 30, 2016	625,375	6,254	180,213	1,802	19,229,313	192,296	73,272,620	(42,970,413)	30,502,559

Stock issued for:
Accrued compensation	-	-	30,000	300	120,791	1,208	1,081,850	-	1,083,358
Cash	-	-	-	-	29,067	291	223,175	-	223,466
Preferred Dividends-PIK	-	-	75,646	757	-	-	755,715	-	756,472
Preferred Dividends-Declared	-	-	-	-	-	-	-	(790,811)	(790,811)
Exercise of Option/Warrant	-	-	-	-	44,650	446	155,829	-	156,275

Net income	-	-	-	-	-	-	-	3,777,532	3,777,532
Balance, June 30, 2017	625,375	$6,254	285,859	$2,859	19,423,821	$194,241	$75,489,189	$(39,983,692)	$35,708,851

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$3,777,532	$666,503	$(3,849,773)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	486,024	507,446	768,165
Impairment of intangibles	-	-	1,495,703
Bad debt expense	345,700	68,140	186,780
Stock compensation expense	1,266,805	1,010,312	2,760,329
Charitable non-cash donations	-	-	157,950
Loss on short-term marketable securities	-	26,128	-
Gain on sale of fixed assets	(10,380)	-	-
Decrease (increase) in:
Trade receivables	(2,325,075)	(1,975,517)	710,302
Prepaids and other assets	(1,257,534)	70,152	(501,957)
Increase (decrease) in:
Accounts payable	(14,822)	(236,810)	(49,296)
Accrued liabilities	355,136	(18,305)	136,517
Deferred revenue	(366,248)	385,174	(107,123)

Net cash provided by operating activities	2,257,138	503,223	1,707,597

Cash flows from investing activities:
Cash from sale of marketable securities	-	4,612,908	-
Payments received on notes receivable	-	-	300,000
Net cash received in acquisition	-	-	22,119
Cash advanced on Note Receivable	-	-	(2,559,460)
Cash from sale of property & equipment	13,000	-	-
Purchase of property and equipment	(1,957,402)	(80,987)	(369,536)
Capitalization of software costs	-	(182,942)	-
Purchase of long-term investments	(6,300)	(75,584)	-
Purchase of marketable securities	-	(4,639,036)	-

Net cash used in investing activities	(1,950,702)	(365,641)	(2,606,877)

Cash flows from financing activities:
Proceeds from employee stock plans	223,465	199,848	203,211
Proceeds from exercises of options and warrants	156,176	33,002	-
Proceeds from issuance of note payable	1,824,617	-	172,795
Proceeds from issuance of stock	-	-	7,606,384
Net increase in lines of credit	350,000	-	1,300,000
Preferred stock redemption	-	-	(7,500)
Dividends paid	(10,576)	(10,575)	(157,147)
Payments on notes payable	(239,500)	(242,041)	(245,450)

Net cash provided by (used in) financing activities	2,304,182	(19,766)	8,872,293

Net increase in cash and cash equivalents	2,610,618	117,816	7,973,013

Cash and cash equivalents at beginning of period	11,443,388	11,325,572	3,352,559

Cash and cash equivalents at end of period	$14,054,006	$11,443,388	$11,325,572

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$66,163	$-	$-
Cash paid for interest	$22,452	$46,508	$80,534

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Preferred Stock to pay accrued liabilities	$300,000	$400,000	$300,000
Common Stock to pay accrued liabilities	$783,457	$1,687,741	$1,860,191
Dividends accrued on preferred stock	$790,811	$729,288	$568,821
Dividends paid with preferred stock	$756,473	$660,130	$442,002
Series B restructure	$-	$-	$2,141,980
Note payable for long-term investment	$-	$396,000	$-

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
June 30, 2017 and June 30, 2016

NOTE 1.	DESCRIPTION OF BUSINESS AND ACQUISITION OF REPOSITRAK, INC.

Summary of Business

The Company is incorporated in the state of Nevada.  The Company has three principal subsidiaries, PC Group, Inc. (formerly, Park City Group, Inc.), a Utah Corporation (98.76% owned), and Park City Group, Inc., (formerly, Prescient Applied Intelligence, Inc.), a Delaware Corporation (100% owned) and ReposiTrak, Inc., a Utah corporation (100% owned).  All intercompany transactions and balances have been eliminated in consolidation.

The Company designs, develops, markets and supports proprietary software products. These products are designed for businesses having multiple locations to assist in the management of business operations on a daily basis and communicate results of operations in a timely manner. In addition, the Company has built a consulting practice for business improvement that centers on the Company’s proprietary software products. The principal markets for the Company's products are multi-store retail and convenience store chains, branded food manufacturers, suppliers and distributors, and manufacturing companies, which have operations in North America, Europe, Asia and the Pacific Rim.  As a result of the acquisition of ReposiTrak, Inc. (“ReposiTrak”) in June 2015, as more particularly described below, the Company also provides food, pharmaceutical, and dietary supplement retailers and suppliers with a robust cloud-based solution to help protect their brands and remain in compliance with business records and regulatory requirements, such as the Food Safety Modernization Act (“FSMA”).

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

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing evaluations of its customers and maintains allowances for possible losses.  The provision is based on the overall composition of our accounts receivable aging, our prior history of accounts receivable write-offs, and our experience with specific customers. Other factors indicating significant risk include customers that have filed for bankruptcy or customers for which we have less payment history to rely upon. We rely on historical trends of bad debt as a percentage of total revenue and apply these percentages to the accounts receivable which when realized have been within the range of management's expectations. The Company does not require collateral from its customers.  We write off accounts receivable when they are determined to be uncollectible. Changes in the allowances for doubtful accounts are recorded as bad debt expense and are included in general and administrative expense in our consolidated financial statements.

The Company's accounts receivable are derived from sales of products and services primarily to customers operating multilocation retail and grocery stores. Amounts that have been invoiced are recorded in accounts receivable (current and long-term), and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

During the years ended June 30, 2017, the Company had one customer that accounted for greater than 10% of accounts receivable.  Customer A had a balance of $403,000.  During the years ended June 30, 2016, there were two customers that accounted for greater than 10% of accounts receivable.  Customer B had a balance of $343,000 and Customer C had a balance of $327,000.

During the years ended June 30, 2017 and 2016, there were no customers that accounted for greater than 10% of total revenue. During the year ended June 30, 2015, the Company had one customer, ReposiTrak, Inc. (acquired on June 30, 2015) that accounted for greater than 10% of total revenue.

Prepaid expense and other current assets

                Prepaid expenses and other current assets include amounts for which payment has been made but the services have not yet been consumed.  The Company’s prepaid expenses are made up primarily of prepayments for hosted software applications used in the Company’s operations, maintenance agreements on hardware and software, and other miscellaneous amounts for insurance, membership fees and professional fees.  Prepaid expenses are amortized on a pro-rata basis to various expense accounts as the services are consumed typically by the passage of time or as the prepaid service is used.

Depreciation and Amortization

Depreciation and amortization of property and equipment is computed using the straight line method based on the following estimated useful lives:

Years
Furniture and fixtures	5-7
Computer equipment	3
Equipment under capital leases	3
Long-term use equipment	10
Leasehold improvements	See below

Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful life of the improvements.

Amortization of intangible assets are computed using the straight-line method based on the following estimated useful lives:

Years
Customer relationships	10
Acquired developed software	5
Developed software	3
Goodwill	See below

Goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Other intangible assets are amortized over their useful lives.

Warranties

The Company offers a limited warranty against software defects.  Customers who are not completely satisfied with their software purchase may attempt to be reimbursed for their purchases outside the warranty period.  For the years ending June 30, 2017, 2016 and 2015, the Company did not incur any expense associated with warranty claims.

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

During 2017, 2016 and 2015 capitalized development costs of 45,736, $0 and $0, respectively, were amortized into expense.  The Company amortizes its developed and purchased software on a straight-line basis over three and five years, respectively.

Research and Development Costs

Research and development costs include personnel costs, engineering, consulting, and contract labor and are expensed as incurred for software that has not achieved technological feasibility.

Advertising Costs

Advertising is expensed as incurred. Advertising costs were approximately $110,600, $113,000, and $21,000 for the years ended June 30, 2017, 2016 and 2015, respectively.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Earnings Per Share

Basic net income or loss per common share (“Basic EPS ”) excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income or loss per common share (“ Diluted EPS ”) reflects the potential dilution that could occur if stock options or other contracts to issue shares of common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income (loss) per common share.

For the year ended June 30, 2016 and 2015 warrants to purchase 1,416,749 and 1,426,178 shares of common stock, respectively, were not included in the computation of diluted EPS due to the anti-dilutive effect.  Warrants to purchase shares of common stock were outstanding at prices ranging $3.50 from to $10 per share at June 30, 2017.

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Year ended June 30,
	2017	2016	2015
Numerator
Net income (loss) applicable to common shareholders	$2,986,721	$(62,785)	$(6,560,574)

Denominator
Weighted average common shares outstanding, basic	19,353,000	19,151,000	17,375,000
Warrants to purchase common stock	911,000	-	-

Weighted average common shares outstanding, diluted	20,264,000	19,151,000	17,375,000

Net income (loss) per share
Basic	$0.15	$(0.00)	$(0.38)
Diluted	$0.15	$(0.00)	$(0.38)

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

As of June 30, 2017, investments represent a 36% ownership in a privately-held corporation, and represents initial (January 2016) and subsequent investments. There were nominal earnings for the year ended June 30, 2017.

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

NOTE 4.	RECEIVABLES

Accounts receivable consist of the following:
	2017	2016
Accounts receivable	$4,401,377	$3,123,774
Allowance for doubtful accounts	(392,250)	(75,000)
	$4,009,127	$3,048,774

Accounts receivable consist of trade accounts receivable and unbilled amounts recognized as revenue during the year for which invoicing occurs subsequent to year-end.  Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

NOTE 5.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following at June 30:

	2017	2016
Computer equipment	$2,951,179	$3,350,390
Furniture and equipment	1,634,081	260,574
Leasehold improvements	245,835	231,782
	4,831,095	3,842,746
Less accumulated depreciation and amortization	(2,715,818)	(3,373,363)
	$2,115,277	$469,383

Depreciation expense for the years ended June 30, 2017 and 2016 was $308,887 and $376,046, respectively.

NOTE 6.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following at June 30:
	2017	2016
Capitalized software costs	$2,626,070	$2,626,070
Less accumulated amortization	(2,488,865)	(2,443,128)
	$137,205	$182,942

Amortization expense for the years ended June 30, 2017 and 2016 was $45,737 and $0, respectively.

NOTE 7.	ACQUISITION RELATED INTANGIBLE ASSETS, NET

Customer relationships consist of the following at June 30:
	2017	2016
Customer relationships	$5,537,161	$5,537,161
Less accumulated amortization	(4,485,961)	(4,354,561)
	$1,051,200	$1,182,600

Amortization expense for the years ended June 30, 2017 and 2016 was $131,400 and $131,400, respectively.

Estimated aggregate amortization expense per year are as follows:

Years ending June 30:
2018	131,400
2019	131,400
2020	131,400
2021	131,400
Thereafter	525,600

NOTE 8.	ACCRUED LIABILITIES

 Accrued liabilities consist of the following at June 30, 2017 and 2016:
	2017	2016
Accrued stock-based compensation	$1,054,828	$768,055
Accrued compensation	296,553	336,957
Accrued other liabilities	265,521	19,872
Accrued taxes	261,561	194,560
Accrued dividends	206,522	182,759
	$2,084,980	$1,502,203

NOTE 9.	NOTES PAYABLE

The Company had the following notes payable obligations at June 30, 2017 and 2016:

Notes Payable:	2017	2016
Note payable to a bank, due in monthly installments of $7,860 bearing interest at 3.73% due February 9, 2017, this note is a conversion of a multi-advance note payable initially put in place on February 19, 2012, secured by related capital equipment purchases.	-	62,445
Note payable to a bank, due in monthly installments of $7,860 bearing interest at 4.17% due August 26, 2018, this note is a conversion of a multi-advance note payable initially put in place on August 26, 2013, secured by related capital equipment purchases.	99,751	187,799
Note payable to a bank, due in monthly installments of $4,932 bearing interest at 4.91% due March 18, 2018, secured by related capital equipment purchases.	43,475	98,980
Note payable to an entity, due in monthly installments of $4,009 bearing interest at 4.00% due July 1, 2019, secured by long-term investments.	348,076	381,228
Note payable to a bank, 12 month draw period interest only 2% + LIBOR, monthly installments set after draw period, due March 31, 2021, secured by related capital equipment purchase, NBV of approximately $170,000	206,996	-
Note payable to a bank, due in quarterly installments of $53,996 bearing interest at 4.21% balloon payment of $800,000 due July 28, 2022, secured by related capital equipment, NBV of approximately $1,550,000	1,617,271	-
	$2,315,569	$730,452
Less current portion notes payable	(318,616)	(239,199)
	$1,996,953	$491,253

Maturities of notes payable at June 30, 2017 are as follows:

Year ending June 30:
2018	$318,616
2019	$282,807
2020	$269,932
2021	$263,646
2022	$1,180,568

NOTE 10.	LINES OF CREDIT

The Company’s lines of credit with a bank has an annual interest rate of 2.5% plus the greater of zero percent or LIBOR and allows for borrowings up to $6,000,000, $1,500,000 unsecured and $4,500,000 secured by accounts receivable and certain deposit accounts.  The line of credit is scheduled to mature on December 31, 2018. The balance on the line of credit was $2,850,000 and $2,500,000 at June 30, 2017 and June 30, 2016, respectively.

NOTE 11.	DEFERRED REVENUE

Deferred revenue consisted of the following at June 30:
	2017	2016
Subscription	$2,083,070	$2,221,264
Other	267,776	495,830
	$2,350,846	$2,717,094

NOTE 12.	INCOME TAXES

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

Net deferred tax liabilities consist of the following components at June 30:
	2017	2016
Deferred tax assets:
NOL carryover	$48,122,516	$48,359,356
Allowance for bad debts	152,978	29,250
Accrued expense	365,370	254,971
Deferred revenue	-	1,059,667
Deferred tax liabilities:
Depreciation	(282,975)	(88,495)
Amortization	(335,797)	(184,989)
Valuation allowance	(48,022,091)	(49,429,760)
Net deferred tax asset	$-	$-

The income tax provision differs from the amounts of income tax determined by applying the US federal income tax rate to pretax income from continuing operations for the years ended June 30, 2017 and 2016 due to the following:

	2017	2016
Book income (loss)	$1,473,237	$259,941
Stock for services	(163,265)	134,721
Change in accrual stock	110,398	(394,664)
Life insurance	26,438	26,438
Meals & entertainment	10,499	10,785
Change in deferred revenue	-	383,528
Change in allowance for doubtful accounts	123,728	(7,410)
Change in depreciation	(398,784)	103,589
Loss on sale of assets	(18,852)	-
NOL utilization	(1,163,524)	-
Valuation allowance	-	(516,928)
	$-	$-

At June 30, 2017, the Company had net operating loss carry-forwards of approximately $123,391,100 that may be offset against past and future taxable income from the year 2013 through 2035.  No tax benefit has been reported in the June 30, 2017 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of June 30, 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before June 30, 2013.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

Operating Leases

In September 2012, the Company entered into an office lease at 299 So. Main Street, Suite 2370, Salt Lake City, Utah, 84111, providing for the lease of approximately 5,300 square feet for a period of seven years, commencing on November 1, 2012.  The monthly rent is $13,122. In February 2017, the Company amended its office lease, as part of the amendment the Company relocated to 6,700 square feet in Suite 2225. The new monthly rent is $16,843.

Minimum future rental payments under the non-cancelable operating leases are as follows:

Year ending June 30:
2018	$275,709
2019	$163,016
2020	$-
2021	$-
2022	$-

From time to time the Company may enter into or exit from diminutive operating lease agreements for equipment such as copiers, temporary back up servers, etc. These leases are not of a material amount and thus will not in the aggregate have a material adverse effect on our business, financial condition, results of operation or liquidity.

NOTE 14.	EMPLOYEE BENEFIT PLAN

The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code.  Employees who have attained the age of 18 are eligible to participate.  The Company, at its discretion, may match employee’s contributions at a percentage determined annually by the Board of Directors.  The Company does not currently match contributions.  There were no expenses for the years ended June 30, 2017, 2016, and 2015.

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

During the year ended June 30, 2017 and 2016 the Company issued 37,634 and 37,729 shares to its directors and 112,224 and 278,000 shares to employees and consultants, respectively under these plans, 115,596 and 311,538, respectively are included in the rollforward of Restricted Stock units below.

Restricted Stock Units

	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at July 1, 2015	1,350,970	$5.51
Granted	48,228	10.51
Vested and issued	(311,538)	5.10
Forfeited	(36,516)	6.51
Outstanding at June 30, 2016	1,051,144	5.82
Granted	73,625	10.69
Vested and issued	(115,596)	6.28
Forfeited	(26,560)	10.23
Outstanding at June 30, 2017	982,613	$6.01

The number of restricted stock units outstanding at June 30, 2017 included 25,386 units that have vested but for which shares of common stock had not yet been issued pursuant to the terms of the agreement.

As of June 30, 2017, there was approximately $5.9 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 4.6 years.

Warrants

Outstanding warrants were issued in connection with private placements of the Company's common stock and with the Series B Preferred Restructure. The following table summarizes information about fixed stock warrants outstanding at June 30, 2017:

	Warrants Outstanding at June 30, 2017			Warrants Exercisable at June 30, 2017
Range of exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$3.45 – 4.00	1,271,618	2.32	$3.94	1,271,618	$3.94
$6.45 – 10.00	100,481	1.49	$7.29	100,481	$7.29
	1,372,099	2.26	$4.18	1,372,099	$2.26

Preferred Stock

The Company’s certificate of incorporation currently authorizes the issuance of up to 30,000,000 shares of ‘blank check’ preferred stock with designations, rights, and preferences as may be determined from time to time by the Company’s Board of Directors, of which 700,000 shares are currently designated as Series B Preferred Stock (“Series B Preferred”) and 550,000 shares are designated as Series B-1 Preferred Stock (“Series B-1 Preferred”).  As of June 30, 2017, a total of 625,375 shares of Series B Preferred and 285,859 shares of Series B-1 Preferred were issued and outstanding.  Both classes of Series B Preferred Stock pay dividends at a rate of 7% per annum if paid by the Company in cash, or 9% if paid by the Company in PIK Shares, the Company may elect to pay accrued dividends on outstanding shares of Series B Preferred in either cash or by the issuance of additional shares of Series B Preferred (“PIK Shares”).

During the year ended June 30, 2017, the Company issued 75,646 shares for dividends in kind and 30,000 shares in satisfaction of an accrued bonus payable to the Company's Chief Executive Officer.

NOTE 16.	REPOSITRAK

On June 30, 2015, the Company consummated the acquisition of 100% of the outstanding capital stock of ReposiTrak, Inc.  The accompanying consolidated financial statements of the Company for the year ended June 30, 2015 contain the results of operations of ReposiTrak from June 30, 2015.  We issued 873,438 shares of our common stock in connection with this acquisition.

Unaudited pro-forma results of operations for the twelve months ended June 30, 2015, as though ReposiTrak had been acquired as of July 1, 2014, are as follows:

	Three Months Ended
	Sep 30, 2014	Dec 31, 2014	Mar 31, 2015	Jun 30, 2015	Year Ended 2015
Revenue	$2,826,813	$2,932,825	$2,870,646	$2,941,511	$11,571,795
Loss from Operations	(1,046,986)	(1,290,524)	(1,302,437)	(3,222,538)	(6,862,485)
Net Loss	(1,049,834)	(1,317,510)	(1,317,858)	(3,241,545)	(6,926,747)
Net Loss Applicable to Common Shareholders	(1,204,307)	(1,471,983)	(3,595,537)	(3,365,721)	(9,637,548)
Basic and Diluted EPS	(0.07)	(0.08)	(0.20)	(0.18)	(0.53)

NOTE 17.	RECENT ACCOUNTING PRONOUNCEMENTS

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

Through December 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, ASU 2016-12 (ASC Topic 606) Revenue from Contracts with Customers, Narrow Scope Improvements and Practical Expedients, and ASU 2016-20 (ASC Topic 606) Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively.  ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for the Company’s fiscal year starting July 1, 2018. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company currently anticipates adopting the standard using the full retrospective method. We are in the process of completing our analysis on the impact this guidance will have on our Consolidated Financial Statements and related disclosures, as well as identifying the required changes to our policies, processes and controls. The Company is still conducting its assessment and will continue to evaluate the impact of this ASU on our financial position and results of operation.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendment in this Update simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. An entity should apply the amendments in this Update on a prospective basis In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendment in this Update simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. An entity should apply the amendments in this Update on a prospective basis. The Company notes that this guidance applies to its reporting requirements and will implement the new guidance accordingly and does not expect the implementation to have a material impact on its financial position or results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. Historically, there has been a diversity in practice in how certain cash receipts/payments are presented and classified in the statement of cash flows under Topic 230. To reduce the existing diversity in practice, this update addresses multiple cash flow issues. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company notes that this guidance applies to its reporting requirements and will implement the new guidance accordingly and does not expect the implementation to have a material impact on its financial position or results of operations.

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

Service Agreement.  During the year ended June 30, 2017, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Mr. Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Randall K. Fields, FMI’s designated Executive, who also serves as the Company’s Chairman of the Board of Directors, controls FMI.

The Company had payables of $77,628 and $32,253 to FMI at June 30, 2017 and 2016 respectively, under this Agreement. In addition, during the year ended June 30, 2017, 30,000 shares of Series B-1 Preferred were paid to FMI in satisfaction of an accrued bonus payable to Mr. Fields. An additional 20,000 shares were issued in satisfaction of an accrued bonus subsequent to June 30, 2017.

During the year ended June 30, 2017, the Company also issued 75,646 PIK Shares for accrued dividends payable with respect to the Series B Preferred, of which 8,646 were issued to Robert W. Allen, a director of the Company, and 67,000 were issued to Riverview Financial Corp., an entity beneficially owned by Mr. Fields. In addition, $10,576 was paid to Julie Fields, Mr. Fields spouse, as a dividend paid with respect to the Series B Preferred beneficially owned by Ms. Fields.

NOTE 19.	SUBSEQUENT EVENTS

Subsequent to June 30, 2017, on July 25, 2017, the Company filed Amendment No. 1 to the First Amended and Restated Certificate of Designation of the Relative Rights, Powers and Preferences of the Series B-1 Preferred (the “B-1 Amendment”), which B-1 Amendment was effective July 21, 2017. The B-1 Amendment increased the number of shares of Series B-1 Preferred from 400,000 to 550,000 shares.

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, through the filing date and noted no additional subsequent events that are reasonably likely to impact the financial statements.