Form 10-Q
period 2017-09-30
PARK CITY GROUP INC
filed 2017-11-09
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to _________.

Commission File Number 001-34941

PARK CITY GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Stock, $0.01 par value, 19,446,635 shares as of November 9, 2017.

PARK CITY GROUP, INC.

 PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets

Assets	September 30, 2017	June 30, 2017
Current Assets	Unaudited
Cash	$14,885,786	$14,054,006
Receivables, net allowance for doubtful accounts of $339,733 and $392,250 at September 30, 2017 and June 30, 2017, respectively	4,670,801	4,009,127
Prepaid expense and other current assets	625,131	643,600
Total Current Assets	20,181,718	18,706,733

Property and equipment, net	2,091,301	2,115,277

Other Assets:
Long-term receivables, deposits, and other assets	2,098,946	2,540,291
Investments	477,884	477,884
Customer relationships	1,018,350	1,051,200
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	233,201	137,205
Total Other Assets	24,712,267	25,090,466

Total Assets	$46,985,286	$45,912,476

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$890,450	$565,487
Accrued liabilities	2,261,814	2,084,980
Deferred revenue	2,541,300	2,350,846
Lines of credit	2,850,000	2,850,000
Current portion of notes payable	292,051	318,616
Total current liabilities	8,835,615	8,169,929

Long-term liabilities
Notes payable, less current portion	1,997,754	1,996,953
Other long term liabilities	29,376	36,743

Total liabilities	10,862,745	10,203,625

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 625,375 shares issued and outstanding at September 30, 2017 and June 30, 2017;	6,254	6,254
Series B-1 Preferred, 305,859 and 285,859 shares issued and outstanding at September 30, 2017 and June 30, 2017, respectively	3,059	2,859
Common stock, $0.01 par value, 50,000,000 shares authorized; 19,423,821 and 19,423,821 issued and outstanding at September 30, 2017 and June 30, 2017, respectively	194,241	194,241
Additional paid-in capital	75,688,989	75,489,189
Accumulated deficit	(39,770,002)	(39,983,692)
Total stockholders' equity	36,122,541	35,708,851

Total liabilities and stockholders' equity	$46,985,286	$45,912,476

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (unaudited)

	Three Months Ended September 30,
	2017	2016

Revenues:	$4,712,165	$4,216,545

Operating expenses:
Cost of services and product support	1,418,013	1,203,515
Sales and marketing	1,585,940	1,193,176
General and administrative	1,135,770	1,023,150
Depreciation and amortization	158,803	116,580

Total operating expenses	4,298,526	3,536,421

Income from operations	413,639	680,124

Other expense:
Net interest expense	(22,191)	(6,487)

Income before income taxes	391,448	673,637

Provision for income taxes:	(60,598)	(59,184)
Net income	330,850	614,453

Dividends on preferred stock	(117,160)	(186,804)

Net income applicable to common shareholders	$213,690	$427,649

Weighted average shares, basic	19,424,000	19,266,000
Weighted average shares, diluted	20,338,000	20,099,000
Basic income per share	$0.01	$0.02
Diluted income per share	$0.01	$0.02

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.-
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2017	2016
Cash Flows Operating Activities:
Net income	$330,850	$614,453
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	158,803	116,580
Stock compensation expense	198,314	239,056
Bad debt expense	50,000	80,700
(Increase) decrease in:
Accounts receivables	(711,674)	(1,188,259)
Long-term receivables, prepaid and other assets	459,814	73,207
(Decrease) increase in:
Accounts payable	324,963	(10,250)
Accrued liabilities	53,993	30,002
Deferred revenue	190,454	(77,198)
Net cash provided by (used in) operating activities	1,055,517	(121,709)

Cash Flows Investing Activities:
Capitalization of software costs	(111,241)	-
Purchase of property and equipment	(86,732)	(15,800)
Net cash used in investing activities	(197,973)	(15,800)

Cash Flows Financing Activities:
Proceeds from issuance of note payable	56,078	-
Proceeds from employee stock plans	-	113,987
Proceeds from exercise of warrants	-	35,000
Dividends paid	-	(2,644)
Payments on notes payable and capital leases	(81,842)	(66,581)
Net cash (used in) provided by financing activities	(25,764)	79,762

Net increase (decrease) in cash and cash equivalents	831,780	(57,747)

Cash and cash equivalents at beginning of period	14,054,006	11,443,388
Cash and cash equivalents at end of period	$14,885,786	$11,385,641

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$66,163	$59,184
Cash paid for interest	$22,452	$11,223

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Preferred Stock to pay accrued liabilities	$200,000	$100,000
Common Stock to pay accrued liabilities	$-	$394,570
Dividends accrued on preferred stock	$117,160	$186,804
Dividends paid with preferred stock	$-	$180,110

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

The Company’s services provide its customers with greater flexibility in sourcing products by enabling them to choose new suppliers and integrate them into their supply chain faster and more cost effectively, and we help them to more efficiently manage these relationships, enhancing revenue while lowering working capital, labor costs and waste. Our ReposiTrak food safety solutions also help reduce a company’s potential regulatory, legal, and criminal risk from its supply chain partners by providing a way for them to ensure these suppliers are compliant with food safety regulations, such as the Food Safety Modernization Act (“FSMA”).

The Company’s services are delivered though proprietary software products designed, developed, marketed and supported by the Company. These products are designed to provide transparency and facilitate improved business processes among all key constituents in the supply chain, starting with the retailer and moving back to suppliers and eventually to raw material providers. The Company provides cloud-based applications and services that address e-commerce, supply chain, and food safety and compliance activities. The principal customers for the Company's products are multi-store food retail store chains and their suppliers, branded food manufacturers, food wholesalers and distributors, and other food service businesses.

The Company has a hub and spoke business model. The Company is typically engaged by retailers and distributors (“Hubs”), which in turn have it engage their suppliers (“Spokes”) to sign up for its services. The bulk of the Company’s revenue is from recurring subscription payments from these suppliers often based on a monthly volume metric between the Hub and the Spoke. The Company also has a professional services business, which conducts customization, implementation, and training, for which revenue is recognized on a percentage-of-completion or pro rata over the life of the subscription, depending on the nature of the engagement. In a few instances, the Company will also sell its software in the form of a license.

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

Basis of Financial Statement Presentation

The interim financial information of the Company as of September 30, 2017 and for the three months ended September 30, 2017 and 2016 is unaudited, and the balance sheet as of June 30, 2017 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2017. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2017.

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

Earnings Per Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue shares of common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share.

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	September 30,
	2017	2016
Numerator
Net income applicable to common shareholders	$213,690	$427,649

Denominator
Weighted average common shares outstanding, basic	19,424,000	19,266,000
Warrants to purchase common stock	914,000	833,000

Weighted average common shares outstanding, diluted	20,338,000	20,099,000

Net income per share
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Reclassifications

            Certain prior-year amounts have been reclassified to conform with the current year's presentation.

NOTE 3.  EQUITY

Restricted Stock Units
	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at June 30, 2017	982,613	$6.01
Granted	-	-
Vested and issued	-	-
Forfeited	-	-
Outstanding at September 30, 2017	982,613	$6.01

 The number of restricted stock units outstanding at September 30, 2017 included 58,535 units that have vested but for which shares of common stock had not yet been issued pursuant to the terms of the agreement.

As of September 30, 2017, there was approximately $5,900,000 of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 4.3 years.

Warrants

 The following tables summarize information about warrants outstanding and exercisable at September 30, 2017:

	Warrants Outstanding at September 30, 2017			Warrants Exercisable at September 30, 2017
Range of exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$3.45 – 4.00	1,271,618	2.07	$3.94	1,271,618	$3.94
$6.45 – 10.00	100,481	1.24	$7.29	100,481	$7.29
	1,372,099	2.01	$4.18	1,372,099	$4.18

Preferred Stock

The Company’s certificate of incorporation currently authorizes the issuance of up to 30,000,000 shares of ‘blank check’ preferred stock with designations, rights, and preferences as may be determined from time to time by the Company’s Board of Directors, of which 700,000 shares are currently designated as Series B Preferred Stock (“Series B Preferred”) and 550,000 shares are designated as Series B-1 Preferred Stock (“Series B-1 Preferred”).  As of September 30, 2017, a total of 625,375 shares of Series B Preferred and 305,859 shares of Series B-1 Preferred were issued and outstanding.  Both classes of Series B Preferred Stock pay dividends at a rate of 7% per annum if paid by the Company in cash, or 9% if paid by the Company in PIK Shares, the Company may elect to pay accrued dividends on outstanding shares of Series B Preferred in either cash or by the issuance of additional shares of Series B Preferred (“PIK Shares”).

In July 2017, the Company issued 20,000 shares of Series B-1 Preferred in satisfaction of an accrued bonus payable to the Company's Chief Executive Officer.

NOTE 4.  RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2017, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields also serves as the Company’s Chairman of the Board of Directors and controls FMI. The Company had payables of $149,063 and $77,628 to FMI at September 30, 2017 and June 30, 2017, respectively, under this agreement. In addition, in July of 2017, 20,000 shares of Series B-1 Preferred were paid to FMI in satisfaction of an accrued bonus payable to Mr. Fields.

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, August 2015, April 2016, May 2016, and September 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers,  ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date,  ASU 2016-10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing , and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients,  respectively. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company is in the process of assessing the impact, if any, on its consolidated financial statements.

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

NOTE 6.  SUBSEQUENT EVENTS

After careful consideration, the Board of Directors has directed management to engage a financial advisory firm to explore strategic options for the Company. There can be no assurance with regards to the timing or outcome of this strategic review. The Company does not intend to disclose or comment on developments related to this review unless and until the Board has approved a specific course of action, or otherwise determined that further disclosure is appropriate, or required.

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, through the filing date and noted no additional subsequent events that are reasonably likely to impact the financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements.  The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements."  Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our June 30, 2017 Annual Report on Form 10-K, incorporated herein by reference.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

Park City Group, Inc. (the “Company”) is a Software-as-a-Service (“SaaS”) provider. The Company’s technology helps companies to synchronize their systems with those of their trading partners to make more informed business decisions.

The Company’s services provide its customers with greater flexibility in sourcing products by enabling them to choose new suppliers and integrate them into their supply chain faster and more cost effectively, and we help them to more efficiently manage these relationships, enhancing revenue while lowering working capital, labor costs and waste. Our ReposiTrak food safety solutions also help reduce a company’s potential regulatory, legal, and criminal risk from its supply chain partners by providing a way for them to ensure these suppliers are compliant with food safety regulations, such as the Food Safety Modernization Act (“FSMA”).

The Company’s services are delivered though proprietary software products designed, developed, marketed and supported by the Company. These products are designed to provide transparency and facilitate improved business processes among all key constituents in the supply chain, starting with the retailer and moving back to suppliers and eventually to raw material providers. The Company provides cloud-based applications and services that address e-commerce, supply chain, and food safety and compliance activities. The principal customers for the Company's products are multi-store food retail store chains and their suppliers, branded food manufacturers, food wholesalers and distributors, and other food service businesses.

The Company has a hub and spoke business model. The Company is typically engaged by retailers and distributors (“Hubs”), which in turn have it engage their suppliers (“Spokes”) to sign up for its services. The bulk of the Company’s revenue is from recurring subscription payments from these suppliers often based on a monthly volume metric between the Hub and the Spoke. The Company also has a professional services business, which conducts customization, implementation, and training, for which revenue is recognized on a percentage-of-completion or pro rata over the life of the subscription, depending on the nature of the engagement. In a few instances, the Company will also sell its software in the form of a license.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016.

Revenue

	Fiscal Quarter Ended September 30,		Variance
	2017	2016	Dollars	Percent
Revenue	$4,712,165	$4,216,545	$495,620	12%

Revenue was $4,712,165 and $4,216,545 for the three months ended September 30, 2017 and 2016, respectively, a 12% increase. This increase was due primarily to an increase in revenue attributable to the growth of ReposiTrak, our food safety solution.

Cost of Services and Product Support

	Fiscal Quarter Ended September 30,		Variance
	2017	2016	Dollars	Percent
Cost of services and product support	$1,418,013	$1,203,515	$214,498	18%
Percent of total revenue	30%	29%

 Cost of services and product support was $1,418,013 and $1,203,515 for the three months ended September 30, 2017 and 2016, respectively, a 18% increase.  This increase is primarily attributable to costs related to new product introductions, and, to a lesser extent, on increases in salaries and employee related expenses.

Sales and Marketing Expense

	Fiscal Quarter Ended September 30,		Variance
	2017	2016	Dollars	Percent
Sales and marketing	$1,585,940	$1,193,176	$392,764	33%
Percent of total revenue	34%	28%

Sales and marketing expense was $1,585,940 and $1,193,176 for the three months ended September 30, 2017 and 2016, respectively, a 33% increase.  This increase in sales and marketing expense is due to an increase in head count associated with the expansion of the Company’s sales team and associated expenses.

General and Administrative Expense

	Fiscal Quarter Ended September 30,		Variance
	2017	2016	Dollars	Percent
General and administrative	$1,135,770	$1,023,150	$112,620	11%
Percent of total revenue	24%	24%

  General and administrative expense was $1,135,770 and $1,023,150 for the three months ended September 30, 2017 and 2016, respectively, an 11% increase.  This increase is primarily attributable to an increase in hosted software expense and professional fees associated with the execution of the Company’s plan to automate and optimize processes to accommodate growth.

Depreciation and Amortization Expense

	Fiscal Quarter Ended September 30,		Variance
	2017	2016	Dollars	Percent
Depreciation and amortization	$158,803	$116,580	$42,223	36%
Percent of total revenue	3%	3%

  Depreciation and amortization expense was $158,803 and $116,580 for the three months ended September 30, 2017 and 2016, respectively, an increase of 36%.  This increase is primarily due to the purchase of fixed assets to support the growth of the business.

Other Income and Expense

	Fiscal Quarter Ended September 30,		Variance
	2017	2016	Dollars	Percent
Net other expense	$22,191	$6,487	15,704	242%
Percent of total revenue

  Net other expense was $22,191 for the three months ended September 30, 2017 compared to net other expense of $6,487 for the three months ended September 30, 2016.  This increase in other expense is primarily due to increase interest expense associated with investment in the growth of the business. The increase is partially offset by an increase in interest income from cash equivalents.

Preferred Dividends

	Fiscal Quarter Ended September 30,		Variance
	2017	2016	Dollars	Percent
Preferred dividends	$117,160	$186,804	$(69,644)	-37%
Percent of total revenue	2%	4%

Dividends accrued on the Company’s Series B-1 Preferred was $117,160 for the three months ended September 30, 2017, compared to dividends accrued on the Series B-1 Preferred of $186,804 for the year ended September 30, 2016. This decrease is due to the Company’s decision to begin paying the dividend related to its Series B Preferred in cash as opposed to shares of Series B-1 Preferred.

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

	As of September 30,		Variance
	2017	2016	Dollars	Percent
Cash and cash equivalents	$14,885,786	$11,385,641	$3,500,145	31%

We have historically funded our operations with cash from operations, equity financings, and borrowings from the issuance of debt. Cash was $14,885,786 and $11,385,641 at September 30, 2017 and 2016, respectively.  This $3,500,145 increase is principally the result of increased cash flows from operations, due to an increase of net income and stronger collections of accounts receivable.

Net Cash Flows from Operating Activities

	Three Months Ended September 30,		Variance
	2017	2016	Dollars	Percent
Cash provided by (used in) operating activities	$1,055,517	$(121,709)	$1,177,226	NM%

  Net cash provided by (used in) operating activities is summarized as follows:

	Three Months Ended September 30,
	2017	2016
Net Income	$330,850	$614,453
Noncash expense and income, net	407,117	436,336
Net changes in operating assets and liabilities	317,550	(1,172,498)
	$1,055,517	$(121,709)

Noncash expense decreased by $29,219 in the three months ended September 30, 2017 compared to September 30, 2016.  Noncash expense decreased as a result of a decrease in bad debt expense and stock compensation.

Net Cash Flows used in Investing Activities

	Three Months Ended September 30,		Variance
	2017	2016	Dollars	Percent
Cash used in investing activities	$197,973	$15,800	$182,173	1153%

Net cash used in investing activities for the three months ended September 30, 2017 was $197,973 compared to net cash used in investing activities of $15,800 for the three months ended September 30, 2016.  This increase in cash used in investing activities for the three months ended September 30, 2017 is due to an increase in fixed asset purchase as well as capitalization of software costs.

Net Cash Flows from Financing Activities

	Three Months Ended September 30,		Variance
	2017	2016	Dollars	Percent
Cash (used in) provided by financing activities	$(25,764)	$79,762	$(105,526)	NM%

Net cash used in financing activities totaled $25,764 for the three months ended September 30, 2017 as compared to cash flows provided by financing activities of $79,762 for the three months ended September 30, 2016.  The decrease in net cash provided by financing activities is primarily attributable to a decrease in proceeds from employee stock purchases and the exercise of warrants.

Working Capital

At September 30, 2017, the Company had working capital of $11,346,103 when compared with working capital of $10,536,804 at June 30, 2017.  This $809,299 increase in working capital is primarily due to an increase of $831,780 in cash, an increase of $661,674 in accounts receivable, and an increase of $190,454 in deferred revenue, partially offset by an increase of $176,834 in accrued liabilities and an increase of $324,963 in accounts payable. While no assurances can be given, management currently believes that the Company will increase its working capital position in subsequent periods.

	As of September 30,	As of June 30,	Variance
	2017	2017	Dollars	Percent
Current assets	$20,181,718	$18,706,733	$1,474,985	8%

Current assets as of September 30, 2017 totaled $20,181,718, an increase of $1,474,985 when compared to $18,706,733 as of June 30, 2017.  The increase in current assets is attributable to an increase in cash and accounts receivable.

	As of September 30,	As of June 30,	Variance
	2017	2016	Dollars	Percent
Current liabilities	$8,835,615	$8,169,929	$665,686	8%

Current liabilities totaled $8,835,615 as of September 30, 2017 as compared to $8,169,929 as of June 30, 2017.  The comparative increase in current liabilities is principally due to an increase of $324,963 in accounts payable, an increase of $176,834 in accrued liabilities, and a $190,454 increase in deferred revenue. These were slightly offset by a decrease of $26,565 in the current portion of notes payable.

Off-Balance Sheet Arrangements

  The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operation, liquidity or capital expenditures.

Recent Accounting Pronouncements

In May 2014, August 2015, April 2016, May 2016, and September 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers,  ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date,  ASU 2016-10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing , and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients,  respectively. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company is in the process of assessing the impact, if any, on its consolidated financial statements.

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

Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.  At September 30, 2017, the debt portfolio was composed of approximately 6.7% variable-rate debt and 93.3% fixed-rate debt.

	September 30, 2017 (unaudited)	Percent of Total Debt
Fixed rate debt	$339,548	7%
Variable rate debt	4,800,257	93%
Total debt	$5,139,805	100%

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2017:

Cash:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$14,885,786	<1%

ITEM 4.  CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2017. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

              We are, from time to time, involved in various legal proceedings incidental to the conduct of our business. Historically, the outcome of all such legal proceedings has not, in the aggregate, had a material adverse effect on our business, financial condition, results of operations or liquidity.  There is currently no pending or threatened material legal proceeding that, in the opinion of management, could have a material adverse effect on our business or financial condition.

ITEM 1A.  RISK FACTORS

There are no risk factors identified by the Company in addition to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2017.

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

PARK CITY GROUP, INC.

Date: November 9, 2017	By:	/s/ Randall K. Fields
Randall K. Fields
Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: November 9, 2017	By:	/s/ Todd Mitchell
Todd Mitchell
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)