Form 10-Q
period 2017-12-31
PARK CITY GROUP INC
filed 2018-02-08
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to _________.

Commission File Number 001-34941

PARK CITY GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Stock, $0.01 par value, 19,638,174 shares as of February 7, 2018.

PARK CITY GROUP, INC.

-i-

 PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets

Assets	December 31, 2017	June 30, 2017
Current Assets	Unaudited
Cash	$14,818,508	$14,054,006
Receivables, net allowance for doubtful accounts of $484,613 and $392,250 at December 31, 2017 and June 30, 2017, respectively	5,860,874	4,009,127
Prepaid expense and other current assets	789,057	643,600
Total Current Assets	21,468,439	18,706,733

Property and equipment, net	2,066,482	2,115,277

Other Assets:
Long-term receivables, deposits, and other assets	1,773,819	2,540,291
Investments	477,884	477,884
Customer relationships	985,500	1,051,200
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	217,956	137,205
Total Other Assets	24,339,045	25,090,466

Total Assets	$47,873,966	$45,912,476

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$639,418	$565,487
Accrued liabilities	1,582,041	2,084,980
Deferred revenue	2,409,816	2,350,846
Lines of credit	2,850,000	2,850,000
Current portion of notes payable	255,071	318,616
Total current liabilities	7,736,346	8,169,929

Long-term liabilities
Notes payable, less current portion	1,951,412	1,996,953
Other long-term liabilities	22,009	36,743

Total liabilities	9,709,767	10,203,625

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 625,375 shares issued and outstanding at December 31, 2017 and June 30, 2017;	6,254	6,254
Series B-1 Preferred, 550,000 shares authorized; 305,859 and 285,859 shares issued and outstanding at December 31, 2017 and June 30, 2017, respectively	3,059	2,859
Common stock, $0.01 par value, 50,000,000 shares authorized; 19,534,586 and 19,423,821 issued and outstanding at December 31, 2017 and June 30, 2017, respectively	195,348	194,241
Additional paid-in capital	76,542,022	75,489,189
Accumulated deficit	(38,582,484)	(39,983,692)
Total stockholders' equity	38,164,199	35,708,851

Total liabilities and stockholders' equity	$47,873,966	$45,912,476

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Revenues	$5,724,706	$4,785,589	$10,436,871	$9,002,134

Operating expenses:
Cost of services and product support	1,426,351	1,190,404	2,844,364	2,393,919
Sales and marketing	1,621,149	1,159,073	3,207,089	2,352,249
General and administrative	1,140,085	938,087	2,275,855	1,961,237
Depreciation and amortization	163,825	112,861	322,628	229,441

Total operating expenses	4,351,410	3,400,425	8,649,936	6,936,846

Income from operations	1,373,296	1,385,164	1,786,935	2,065,288

Other expense:
Interest expense	(7,696)	(6,836)	(29,887)	(13,323)
Income before income taxes	1,365,600	1,378,328	1,757,048	2,051,965

(Provision) benefit for income taxes:	(15,116)	-	(75,714)	(59,184)
Net income	1,350,484	1,378,328	1,681,334	1,992,781

Dividends on preferred stock	(162,966)	(195,448)	(280,126)	(382,252)

Net income applicable to common shareholders	$1,187,518	$1,182,880	$1,401,208	$1,610,529

Weighted average shares, basic	19,487,000	19,338,000	19,455,000	19,302,000
Weighted average shares, diluted	20,338,000	20,313,000	20,340,000	19,493,000
Basic income per share	$0.06	$0.06	$0.07	$0.08
Diluted income per share	$0.06	$0.06	$0.07	$0.08

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.-
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2017	2016
Cash Flows Operating Activities:
Net income	$1,681,334	$1,992,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	322,628	229,441
Stock compensation expense	388,099	578,080
Bad debt expense	195,050	155,700
(Increase) decrease in:
Trade receivables	(2,046,797)	(2,269,610)
Long-term receivables, prepaids and other assets	621,015	43,232
(Decrease) increase in:
Accounts payable	73,931	(97,020)
Accrued liabilities	74,383	21,385
Deferred revenue	58,970	(274,922)

Net cash provided by operating activities	1,368,613	379,067

Cash Flows From Investing Activities:
Capitalization of software costs	(111,241)	-
Purchase of property and equipment	(177,643)	(19,499)
Net cash used in investing activities	(288,884)	(19,499)

Cash Flows From Financing Activities:
Proceeds from employee stock purchase plans	119,790	113,987
Proceeds from issuance of note payable	56,078	-
Net increase in lines of credit	-	250,000
Proceeds from exercise of options and warrants	-	35,000
Payments on notes payable and capital leases	(165,164)	(133,891)
Dividends paid	(325,931)	(5,288)

Net cash provided by (used in) financing activities	(315,227)	259,808

Net increase in cash and cash equivalents	764,502	619,376

Cash and cash equivalents at beginning of period	14,054,006	11,443,388

Cash and cash equivalents at end of period	$14,818,508	$12,062,764

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$75,714	$59,184
Cash paid for interest	$123,921	$22,452

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock to pay accrued liabilities	$734,350	$655,107
Preferred stock to pay accrued liabilities	$200,000	$100,000
Dividends accrued on preferred stock	$280,126	$382,252
Dividends paid with preferred stock	$-	$364,271

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.  DESCRIPTION OF BUSINESS

Park City Group, Inc. is the parent company of ReposiTrak Inc., a compliance, supply chain, and MarketPlace B2B e-commerce services platform that partners with retailers and wholesalers, and their suppliers, to accelerate sales, control risks, and improve supply chain efficiencies.

The Company’s supply chain and MarketPlace services provide its customers with greater flexibility in sourcing products by enabling them to choose new suppliers and integrate them into their supply chain faster and more cost effectively, and we help them to more efficiently manage these relationships, enhancing revenue while lowering working capital, labor costs and waste. Our food safety and compliance solutions help reduce a company’s potential regulatory, legal, and criminal risk from its supply chain partners by providing a way for them to ensure these suppliers are compliant with food safety regulations, such as the Food Safety Modernization Act (“FSMA”).

The Company’s services are delivered though proprietary software products designed, developed, marketed and supported by the Company. These products are designed to provide transparency and to facilitate improved business processes among all key constituents in the supply chain, starting with the retailer and moving back to suppliers and eventually to raw material providers. The Company provides cloud-based applications and services that address e-commerce, supply chain, and food safety and compliance activities. The principal customers for the Company’s products are multi-store food retail store chains and their suppliers, branded food manufacturers, food wholesalers and distributors, and other food service businesses.

The Company has a hub and spoke business model. The Company is typically engaged by retailers and distributors (“Hubs”), which in turn have it engage their suppliers (“Spokes”) to sign up for its services. The bulk of the Company’s revenue is from recurring subscription payments from these suppliers often based on a monthly volume metric between the Hub and the Spoke. The Company also has a professional services business, which conducts customization, implementation, and training, for which revenue is recognized on a percentage-of-completion or pro rata over the life of the subscription, depending on the nature of the engagement. In a few instances, the Company will also sell its software in the form of a use license.

The Company is incorporated in the state of Nevada. The Company has three principal subsidiaries: PC Group, Inc., a Utah corporation (98.76% owned); Park City Group, Inc., a Delaware corporation (100% owned); and ReposiTrak, Inc., a Utah corporation (100% owned). All intercompany transactions and balances have been eliminated in consolidation.

Our principal executive offices of the Company are located at 299 South Main Street, Suite 2225, Salt Lake City, Utah 84111. Our telephone number is (435) 645-2000. Our website address is http://www.parkcitygroup.com, and ReposiTrak’s website address is http://repositrak.com.

Basis of Financial Statement Presentation

The interim financial information of the Company as of December 31, 2017 and for the three and six months ended December 31, 2017 and 2016 is unaudited, and the balance sheet as of June 30, 2017 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2017. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended December 31, 2017 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2017.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements presented herein reflect the consolidated financial position of Park City Group, Inc. and our subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

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

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Numerator
Net income applicable to common shareholders	$1,187,518	$1,182,880	$1,401,208	$1,610,529

Denominator
Weighted average common shares outstanding, basic	19,487,000	19,338,000	19,455,000	19,302,000
Warrants to purchase common stock	851,000	975,000	885,000	191,000
Weighted average common shares outstanding, diluted	20,338,000	20,313,000	20,340,000	19,493,000

Net income per share
Basic	$0.06	$0.06	$0.07	$0.08
Diluted	$0.06	$0.06	$0.07	$0.08

Reclassifications

            Certain prior-year amounts have been reclassified to conform with the current year’s presentation.

NOTE 3.  EQUITY

Restricted Stock Units	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at June 30, 2017	982,613	$6.01
Granted	9,897	12.12
Vested and issued	(95,201)	7.21
Forfeited	(13,669)	11.89
Outstanding at December 31, 2017	883,640	$5.86

 The number of restricted stock units outstanding at December 31, 2017 included 3,380 units that have vested but for which shares of common stock had not yet been issued pursuant to the terms of the agreement.

As of December 31, 2017, there was approximately $5.2MM of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 4.5 years.

Warrants

 The following tables summarize information about warrants outstanding and exercisable at December 31, 2017:

	Warrants Outstanding at December 31, 2017			Warrants Exercisable at December 31, 2017
Range of exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$3.45 – 4.00	1,271,618	1.82	$3.94	1,271,618	$3.94
$6.45 – 10.00	100,481.99		$7.29	100,481	$7.29
	1,372,099	1.76	$4.18	1,372,099	$4.18

Preferred Stock

The Company’s certificate of incorporation currently authorizes the issuance of up to 30,000,000 shares of ‘blank check’ preferred stock with designations, rights, and preferences as may be determined from time to time by the Company’s Board of Directors, of which 700,000 shares are currently designated as Series B Preferred Stock (“Series B Preferred”) and 550,000 shares are designated as Series B-1 Preferred Stock (“Series B-1 Preferred”). As of December 31, 2017, a total of 625,375 shares of Series B Preferred and 305,859 shares of Series B-1 Preferred were issued and outstanding. Both classes of Series B Preferred Stock pay dividends at a rate of 7% per annum if paid by the Company in cash, or 9% if paid by the Company in additional shares of Series B Preferred (“PIK Shares”), the Company may elect to pay accrued dividends on outstanding shares of Series B Preferred in either cash or by the issuance of PIK Shares.

In July 2017, the Company issued 20,000 shares of Series B-1 Preferred in satisfaction of an accrued bonus payable to the Company’s Chief Executive Officer. Management believes the Series B-1 Preferred favorably impacts the Company’s overall cost of capital in that it is (i) is perpetual and, therefore, an equity instrument that positively impacts the Company’s coverage ratios; (ii) posesses a below-market dividend rate relative to similar instruments; (iii) offers the flexibility of a paid-in-kind (PIK) payment option; and (iv) is without covenants. After exploring alternative options for redeeming the Series B-1 Preferred, management determined that alternative financing options were materially more expensive, or would impair the Company’s net cash position, which management believes could cause customer concerns and negatively impact the Company’s ability to attract new business.

NOTE 4.  RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2017, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields also serves as the Company’s Chairman of the Board of Directors and controls FMI. The Company had payables of $45,200 and $77,628 to FMI at December 31, 2017 and June 30, 2017, respectively, under this agreement. In addition, in the first quarter of fiscal 2017, 20,000 shares of Series B-1 Preferred were paid to FMI in satisfaction of an accrued bonus payable to Mr. Fields.

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, August 2015, April 2016, May 2016, and September 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers,  ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date,  ASU 2016-10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients,  respectively. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company currently anticipates adopting the standard using the full retrospective method. We are in the process of completing our analysis on the impact this guidance will have on our Consolidated Financial Statements and related disclosures, as well as identifying the required changes to our policies, processes and controls. The Company is still conducting its assessment and will continue to evaluate the impact of this ASU on our financial position and results of operation.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendments in this update simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. An entity should apply the amendments in this update on a prospective basis. The Company notes that this guidance applies to its reporting requirements and will implement the new guidance accordingly.

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

In February 2016, the FASB issued ASU 2016-02 (ASC Topic 842), Leases. The ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of assessing the impact, but based on current commitments does not anticipate adoption to have a material impact on its consolidated financial statements.

NOTE 6.  SUBSEQUENT EVENTS

Redemption of Shares of Series B Preferred Stock

Section 4 of the Company’s First Amended and Restated Certificate of Designation of the Relative Rights, Powers and Preferences of the Series B-1 Preferred Stock, as amended (the “Series B-1 COD”) provides the Company’s Board of Directors with the right to redeem any or all of the outstanding shares of the Company’s Series B-1 Preferred for a cash payment of $10.70 per share at any time upon providing the holders of Series B-1 Preferred at least ten days written notice that sets forth the date on which the redemption will occur (the “Redemption Notice”).

On January 27, 2018, the Company’s Board of Directors approved the redemption of 93,457 of the 305,859 issued and outstanding shares of the Company’s Series B-1 Preferred (the “Redemption Shares”), and on February 6, 2018, the Company delivered a Redemption Notice to the holders of the Series B-1 Preferred notifying the holders of the Company’s intent to redeem the Redemption Shares, on a pro rata basis, on February 7, 2018 (the “Redemption Date”) (the “Series B-1 Redemption”). On the Redemption Date, the Company paid an aggregate total of $1.0 million to the holders of shares of Series B-1 Preferred for the redemption of a total of 93,457 shares of Series B-1 Preferred. Following the Series B-1 Redemption, a total of 212,402 shares of Series B-1 Preferred remain issued and outstanding.

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, through the filing date and noted no additional subsequent events that are reasonably likely to impact the financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our June 30, 2017 Annual Report on Form 10-K, incorporated herein by reference. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

Park City Group, Inc. is the parent company of ReposiTrak Inc., a compliance, supply chain, and MarketPlace B2B e-commerce services platform that partners with retailers and wholesalers, and their suppliers, to accelerate sales, control risks, and improve supply chain efficiencies.

The Company’s supply chain and MarketPlace services provide its customers with greater flexibility in sourcing products by enabling them to choose new suppliers and integrate them into their supply chain faster and more cost effectively, and we help them to more efficiently manage these relationships, enhancing revenue while lowering working capital, labor costs and waste. Our food safety and compliance solutions help reduce a company’s potential regulatory, legal, and criminal risk from its supply chain partners by providing a way for them to ensure these suppliers are compliant with food safety regulations, such as the Food Safety Modernization Act (“FSMA”).

The Company’s services are delivered though proprietary software products designed, developed, marketed and supported by the Company. These products are designed to provide transparency and facilitate improved business processes among all key constituents in the supply chain, starting with the retailer and moving back to suppliers and eventually to raw material providers. The Company provides cloud-based applications and services that address e-commerce, supply chain, and food safety and compliance activities. The principal customers for the Company’s products are multi-store food retail store chains and their suppliers, branded food manufacturers, food wholesalers and distributors, and other food service businesses.

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

The Company is incorporated in the state of Nevada. The Company has three principal subsidiaries: PC Group, Inc., a Utah corporation (98.76% owned); Park City Group, Inc., a Delaware corporation (100% owned); and ReposiTrak, Inc., a Utah corporation (100% owned). All intercompany transactions and balances have been eliminated in consolidation.

Our principal executive offices of the Company are located at 299 South Main Street, Suite 2225, Salt Lake City, Utah 84111. Our telephone number is (435) 645-2000. Our website address is http://www.parkcitygroup.com, and ReposiTrak’s website address is http://repositrak.com.

Results of Operations

Comparison of the Three Months Ended December 31, 2017 to the Three Months Ended December 31, 2016.

Revenue

	Fiscal Quarter Ended December 31,		Variance
	2017	2016	Dollars	Percent
Revenue	$5,724,706	$4,785,589	$939,117	20%

Revenue was $5,724,706 and $4,785,589 for the three months ended December 31, 2017 and 2016, respectively, a 20% increase. This increase was driven by growth in all services, and in particular growth of supply chain revenues.

Cost of Services and Product Support

	Fiscal Quarter Ended December 31,		Variance
	2017	2016	Dollars	Percent
Cost of services and product support	$1,426,351	$1,190,404	$235,947	20%
Percent of total revenue	25%	25%

  Cost of services and product support was $1,426,351 and $1,190,404 for the three months ended December 31, 2017 and 2016, respectively, a 20% increase. This increase is primarily attributable to costs related to new product introductions, including MarketPlace and expansion of ReposiTrak compliance capabilities to include new attributes.

Sales and Marketing Expense

	Fiscal Quarter Ended December 31,		Variance
	2017	2016	Dollars	Percent
Sales and marketing	$1,621,149	$1,159,073	$462,076	40%
Percent of total revenue	28%	24%

Sales and marketing expense was $1,621,149 and $1,159,073 for the three months ended December 31, 2017 and 2016, respectively, a 40% increase. This increase in sales and marketing expense is due to an increase in head count associated with the expansion of the Company’s sales team and associated expenses, and to a lesser extent higher marketing expense associated with advertising, trade shows and promotional activities.

General and Administrative Expense

	Fiscal Quarter Ended December 31,		Variance
	2017	2016	Dollars	Percent
General and administrative	$1,140,085	$938,087	$201,998	22%
Percent of total revenue	20%	20%

  General and administrative expense was $1,140,085 and $938,087 for the three months ended December 31, 2017 and 2016, respectively, an 22% increase. This increase is primarily attributable to an increase in software expense and professional fees associated with the execution of the Company’s plan to automate and optimize processes to accommodate growth, and to a lesser extent higher general administrative expenses, offset in part by lower stock compensation expense.

Depreciation and Amortization Expense

	Fiscal Quarter Ended December 31,		Variance
	2017	2016	Dollars	Percent
Depreciation and amortization	$163,825	$112,861	$50,964	45%
Percent of total revenue	3%	2%

  Depreciation and amortization expense was $163,825 and $112,861 for the three months ended December 31, 2017 and 2016, respectively, an increase of 45%. This increase is primarily due to the purchase of fixed assets during the quarter ended September 30, 2017 to support the growth of the business.

Other Income and Expense

	Fiscal Quarter Ended December 31,		Variance
	2017	2016	Dollars	Percent
Net other expense	$7,696	6,836	$860	13%
Percent of total revenue	NM	NM

  Net other expense was $7,696 for the three months ended December 31, 2017 compared to net other expense of $6,836 for the three months ended December 31, 2016. This increase in other expense is primarily due to increased interest expense associated with investment in the growth of the business. The increase is partially offset by an increase in interest income from cash equivalents.

Preferred Dividends

	Fiscal Quarter Ended December 31,		Variance
	2017	2016	Dollars	Percent
Preferred dividends	$162,966	$195,448	$32,482	(17)%
Percent of total revenue	3%	4%

Dividends accrued on the Company’s Series B-1 Preferred was $162,966 for the three months ended December 31, 2017, compared to dividends accrued on the Series B-1 Preferred of $195,448 for the year ended December 31, 2016. This decrease is due to the Company’s decision to begin paying the dividend related to its Series B-1 Preferred in cash as opposed to shares of Series B-1 Preferred.

Comparison of the Six Months Ended December 31, 2017 to the Six Months Ended December 31, 2016.

Revenue

	Six Months Ended December 31,		Variance
	2017	2016	Dollars	Percent
Revenue	$10,436,871	$9,002,134	$1,434,737	16%

Revenue was $10,436,871 and $9,002,134 for the six months ended December 31, 2017 and 2016, respectively, a 16% increase. This increase was driven by growth in all services, as well as the addition of incremental revenues associated with our MarketPlace initiative.

Cost of Services and Product Support

	Six Months Ended December 31,		Variance
	2017	2016	Dollars	Percent
Cost of services and product support	$2,844,364	$2,393,919	$450,445	19%
Percent of total revenue	27%	27%

  Cost of services and product support was $2,844,364 and $2,393,919 for the six months ended December 31, 2017 and 2016, respectively, a 19% increase. This increase is primarily attributable to costs related to new product introductions, including MarketPlace and expansion of ReposiTrak compliance capabilities to include new features and attributes.

Sales and Marketing Expense

	Six Months Ended December 31,		Variance
	2017	2016	Dollars	Percent
Sales and marketing	$3,207,089	$2,352,249	$854,840	36%
Percent of total revenue	31%	26%

Sales and marketing expense was $3,207,089 and $2,352,249 for the six months ended December 31, 2017 and 2016, respectively, a 36% increase. This increase in sales and marketing expense is due to an increase in head count associated with the expansion of the Company’s sales team and associated expenses, and to a lesser extent higher marketing expense associated with advertising, trade shows and promotional activities.

General and Administrative Expense

	Six Months Ended December 31,		Variance
	2017	2016	Dollars	Percent
General and administrative	$2,275,855	$1,961,237	$314,618	16%
Percent of total revenue	22%	22%

  General and administrative expense was $2,275,855 and $1,961,237 for the six months ended December 31, 2017 and 2016, respectively, a 16% increase.  This increase is primarily attributable to an increase in software expense and professional fees associated with the execution of the Company’s plan to automate and optimize processes to accommodate growth, and to a lesser extent higher general administrative expenses, offset in part by lower stock compensation expense.

Depreciation and Amortization Expense

	Six Months Ended December 31,		Variance
	2017	2016	Dollars	Percent
Depreciation and amortization	$322,628	$229,441	$93,187	41%
Percent of total revenue	3%	3%

  Depreciation and amortization expense was $322,628 and $229,441 for the six months ended December 31, 2017 and 2016, respectively, an increase of 41%.  This increase is primarily due to the purchase of fixed assets in the quarter ended September 30, 2017 to support the growth of the business.

Other Income and Expense

	Six Months Ended December 31,		Variance
	2017	2016	Dollars	Percent
Net other expense	$29,887	$13,323	$16,564	124%
Percent of total revenue	NM	NM

  Net other expense was $29,887 for the six months ended December 31, 2017 compared to net other expense of $13,323 for the six months ended December 31, 2016.  This increase in other expense is primarily due to increases interest expense associated with investment in the growth of the business. The increase is partially offset by an increase in interest income from cash equivalents.

Preferred Dividends

	Six Months Ended December 31,		Variance
	2017	2016	Dollars	Percent
Preferred dividends	$280,126	$382,252	$(102,126)	(27)%
Percent of total revenue	3%	4%

Dividends accrued on the Company’s Series B-1 Preferred was $280,126 for the six months ended December 31, 2017, compared to dividends accrued on the Series B-1 Preferred of $382,252 for the six months ended December 31, 2016. This decrease is due to the Company’s decision to begin paying the dividend related to its Series B-1 Preferred in cash as opposed to shares of Series B-1 Preferred.

Inflation

We do not believe that inflation or changing prices have had a material impact on our historical operations or profitability.

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

	As of		Variance
	December 31, 2017	June 30, 2017	Dollars	Percent
Cash and cash equivalents	$14,818,508	$14,054,006	$764,502	5%

We have historically funded our operations with cash from operations, equity financings, and borrowings from the issuance of debt. Cash was $14,818,508 and $14,054,006 at December 31, 2017 and June 30, 2017, respectively. This 5% increase is principally the result of increased cash flows from operations, due to higher revenue and increase of net income.

Net Cash Flows from Operating Activities

	Six Months Ended December 31,		Variance
	2017	2016	Dollars	Percent
Cash provided by operating activities	$1,368,613	379,067	$989,546	261%

  Net cash provided by operating activities is summarized as follows:

	Six Months Ended December 31,
	2017	2016
Net Income	$1,681,334	$1,992,781
Noncash expense and income, net	905,777	963,221
Net changes in operating assets and liabilities	(1,218,498)	(2,576,935)
	$1,368,613	$379,067

Noncash expense decreased by $57,444 in the six months ended December 31, 2017 compared to December 31, 2016. Noncash expense decreased as a result of a decrease in stock compensation, offset in part by an increase in bad debt expense.

Net Cash Flows used in Investing Activities

	Six Months Ended December 31,		Variance
	2017	2016	Dollars	Percent
Cash used in investing activities	$288,884	$19,499	$269,385	NM%

Net cash used in investing activities for the six months ended December 31, 2017 was $288,884 compared to net cash used in investing activities of $19,499 for the six months ended December 31, 2016. This increase in cash used in investing activities for the six months ended December 31, 2017 is due to an increase in fixed asset purchase as well as capitalization of software costs.

Net Cash Flows from Financing Activities

	Six Months Ended December 31,		Variance
	2017	2016	Dollars	Percent
Cash (used in) provided by financing activities	$(315,227)	$259,808	$(575,035)	NM%

Net cash used in financing activities totaled $315,227 for the six months ended December 31, 2017 as compared to cash flows provided by financing activities of $259,808 for the six months ended December 31, 2016. The decrease in net cash provided by financing activities is primarily attributable to payment of dividends, and the absent of an increase in borrowing from our line of credit.

Working Capital

At December 31, 2017, the Company had working capital of $13,732,093 when compared with working capital of $10,536,804 at June 30, 2017. This $3,195,289 increase in working capital is primarily due to an increase of $764,502 in cash, an increase of $1,851,747 in accounts receivable, and an increase of $145,457 in prepaid expenses and other current assets, and partially offset by an increase of $58,970 in deferred revenue, decrease of $502,939 in accrued liabilities, an increase of $73,931 in accounts payable and a decrease of $63,545 in current portion notes payable. While no assurances can be given, management currently believes that the Company will increase its working capital position in subsequent periods.

	As of December 31,	As of June 30,	Variance
	2017	2017	Dollars	Percent
Current assets	$21,468,439	$18,706,733	$2,761,706	15%

Current assets as of December 31, 2017 totaled $21,468,439, an increase of $2,761,706 when compared to $18,706,733 as of June 30, 2017. The increase in current assets is attributable to an increase in cash and accounts receivable.

	As of December 31,	As of June 30,	Variance
	2017	2016	Dollars	Percent
Current liabilities	$7,736,346	$8,169,929	$(433,583)	(5)%

Current liabilities totaled $7,736,346 as of December 31, 2017 as compared to $8,169,929 as of June 30, 2017. The comparative decrease in current liabilities is principally due to an increase of $73,931 in accounts payable and a $58,970 increase in deferred revenue. These were offset by a decrease of $502,939 in accrued liabilities and a decrease of $63,545 in the current portion of notes payable.

Off-Balance Sheet Arrangements

  The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operation, liquidity or capital expenditures.

Contractual Obligations

Total contractual obligations and commercial commitments as of December 31, 2017 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$2,206,483	$255,071	$400,180	$426,812	$1,124,420
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	301,994	267,186	34,808	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP	-	-	-	-	-
Total	$2,508,477	$522,257	$434,988	$426,812	$1,124,420

Recent Accounting Pronouncements

In May 2014, August 2015, April 2016, May 2016, and September 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers,  ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date,  ASU 2016-10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients,  respectively. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company currently anticipates adopting the standard using the full retrospective method. We are in the process of completing our analysis on the impact this guidance will have on our Consolidated Financial Statements and related disclosures, as well as identifying the required changes to our policies, processes and controls. The Company is still conducting its assessment and will continue to evaluate the impact of this ASU on our financial position and results of operation.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendments in this update simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. An entity should apply the amendments in this update on a prospective basis. The Company notes that this guidance applies to its reporting requirements and will implement the new guidance accordingly.

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

In February 2016, the FASB issued ASU 2016-02 (ASC Topic 842), Leases. The ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of assessing the impact, but based on current commitments does not anticipate adoption to have a material impact on its consolidated financial statements.

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

Goodwill and Other Long-Lived Asset Valuations

Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. Management reviews the long-lived tangible and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Management evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset. Economic useful lives of long-lived assets are assessed and adjusted as circumstances dictate.

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

Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. At December 31, 2017, the debt portfolio was composed of approximately 93% variable-rate debt and 7% fixed-rate debt.

	December 31, 2017 (unaudited)	Percent of Total Debt
Fixed rate debt	$330,867	7%
Variable rate debt	4,725,616	93%
Total debt	$5,056,483	100%

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, 2017:

Cash:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$14,818,508	<1%

ITEM 4.  CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, periodically evaluates the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2017. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PARK CITY GROUP, INC.

Date: February 8, 2018	By:	/s/ Randall K. Fields
Randall K. Fields
Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: February 8, 2018	By:	/s/ Todd Mitchell
Todd Mitchell
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)