Form 10-Q
period 2018-03-31
PARK CITY GROUP INC
filed 2018-05-10
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to _________.

Commission File Number 001-34941

PARK CITY GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Stock, $0.01 par value, 19,766,486 shares as of May 8, 2018.

PARK CITY GROUP, INC.

-i-

 PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets

Assets	March 31, 2018	June 30, 2017
Current Assets	Unaudited
Cash	$14,828,160	$14,054,006
Receivables, net allowance for doubtful accounts of $584,193 and $392,250 at March 31, 2018 and June 30, 2017, respectively	6,713,690	4,009,127
Prepaid expense and other current assets	1,282,667	643,600
Total Current Assets	22,824,517	18,706,733

Property and equipment, net	1,985,021	2,115,277

Other Assets:
Long-term receivables, deposits, and other assets	1,136,711	2,540,291
Investments	477,884	477,884
Customer relationships	952,650	1,051,200
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	193,441	137,205
Total Other Assets	23,644,572	25,090,466

Total Assets	$48,454,110	$45,912,476

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,253,560	$565,487
Accrued liabilities	1,264,721	2,084,980
Deferred revenue	2,360,394	2,350,846
Lines of credit	3,230,000	2,850,000
Current portion of notes payable	186,495	318,616
Total current liabilities	8,295,170	8,169,929

Long-term liabilities
Notes payable, less current portion	1,641,064	1,996,953
Other long-term liabilities	14,642	36,743

Total liabilities	9,950,876	10,203,625

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 625,375 shares issued and outstanding at March 31, 2018 and June 30, 2017;	6,254	6,254
Series B-1 Preferred, 550,000 shares authorized; 212,402 and 285,859 shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively	2,124	2,859
Common stock, $0.01 par value, 50,000,000 shares authorized; 19,765,437 and 19,423,821 issued and outstanding at March 31, 2018 and June 30, 2017, respectively	197,657	194,241
Additional paid-in capital	76,634,385	75,489,189
Accumulated deficit	(38,337,186)	(39,983,692)
Total stockholders' equity	38,503,234	35,708,851

Total liabilities and stockholders’ equity	$48,454,110	$45,912,476

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

Revenue	$5,278,783	$4,748,652	$15,715,654	$13,750,786

Operating expense:
Cost of services and product support	1,805,256	1,342,772	4,649,620	3,736,691
Sales and marketing	1,574,663	1,350,726	4,781,752	3,702,975
General and administrative	1,293,727	1,006,605	3,569,584	2,967,842
Depreciation and amortization	165,189	106,899	487,815	336,340

Total operating expense	4,838,835	3,807,002	13,488,771	10,743,848

Income from operations	439,948	941,650	2,226,883	3,006,938

Other expense:
Interest expense	17,730	(4,729)	(12,157)	(18,052)

Income before income taxes	457,678	936,921	2,214,726	2,988,886

(Provision) for income taxes:	(349)	(35,471)	(76,063)	(94,655)
Net income	457,329	901,450	2,138,663	2,894,231

Dividends on preferred stock	(146,611)	(202,036)	(426,737)	(584,288)

Net income applicable to common shareholders	$310,718	$699,414	$1,711,926	$2,309,943

Weighted average shares, basic	19,648,000	19,390,000	19,519,000	19,331,000
Weighted average shares, diluted	20,321,000	20,353,000	20,250,000	20,251,000
Basic income per share	$0.02	$0.04	$0.09	$0.12
Diluted income per share	$0.02	$0.03	$0.08	$0.11

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.-
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2018	2017
Cash Flows Operating Activities:
Net income	$2,138,663	$2,894,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	487,815	336,340
Stock compensation expense	489,748	961,589
Bad debt expense	295,050	230,700
(Increase) decrease in:
Trade receivables	(2,999,613)	(444,022)
Long-term receivables, prepaids and other assets	764,513	(1,722,362)
(Decrease) increase in:
Accounts payable	688,073	169,504
Accrued liabilities	(98,821)	92,281
Deferred revenue	9,548	(558,576)

Net cash provided by operating activities	1,774,976	1,959,685

Cash Flows from Investing Activities:
Capitalization of software costs	(111,241)	-
Purchase of property and equipment	(204,004)	(337,777)
Purchase of long-term investments	-	(3,150)

Net cash used in investing activities	(315,245)	(340,927)

Cash Flows from Financing Activities:
Proceeds from exercise of options and warrants	666,903	121,625
Net increase in lines of credit	380,000	130,432
Proceeds from employee stock purchase plans	244,417	223,465
Proceeds from issuance of note payable	56,078	207,345
Dividends paid	(488,897)	(7,932)
Payments on notes payable and capital leases	(544,088)	(194,539)
Redemption of Series B-1 Preferred	(999,990)	-
Net cash provided by (used in) financing activities	(685,577)	480,396

Net increase in cash and cash equivalents	774,154	2,099,154

Cash and cash equivalents at beginning of period	14,054,006	11,443,388

Cash and cash equivalents at end of period	$14,828,160	$13,542,542

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$79,820	$64,655
Cash paid for interest	$136,500	$31,004

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock to pay accrued liabilities	$971,127	$770,858
Preferred stock to pay accrued liabilities	$200,000	$300,000
Dividends accrued on preferred stock	$426,737	$584,288
Dividends paid with preferred stock	$-	$557,071

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.  DESCRIPTION OF BUSINESS

Overview

Park City Group, Inc. (the “Company”) is the parent company of ReposiTrak Inc., a compliance, supply chain, and MarketPlace B2B e-commerce services platform that partners with retailers and wholesalers, and their suppliers, to accelerate sales, control risks, and improve supply chain efficiencies.

The Company’s supply chain and MarketPlace services provide its customers with greater flexibility in sourcing products by enabling them to choose new suppliers and integrate them into their supply chain faster and more cost effectively, and it helps them to more efficiently manage these relationships, enhancing revenue while lowering working capital, labor costs and waste. The Company’s food safety and compliance solutions help reduce a company’s potential regulatory, legal, and criminal risk from its supply chain partners by providing a way for them to ensure these suppliers are compliant with food safety regulations, such as the Food Safety Modernization Act (“FSMA”).

The Company’s services are delivered though proprietary software products designed, developed, marketed and supported by the Company. These products are designed to provide transparency and to facilitate improved business processes among all key constituents in the supply chain, starting with the retailer and moving back to suppliers and eventually to raw material providers. The Company provides cloud-based applications and services that address e-commerce, supply chain, food safety and compliance activities. The principal customers for the Company’s products are multi-store food retail store chains and their suppliers, branded food manufacturers, food wholesalers and distributors, and other food service businesses.

The Company has a hub and spoke business model. The Company is typically engaged by retailers and distributors (“Hubs”), which in turn have it engage their suppliers (“Spokes”) to contract for the Company's services. The bulk of the Company’s revenue is from recurring subscription payments from these suppliers often based on a monthly volume metric between the Hub and the Spoke. The Company also has a professional services business, which conducts customization, implementation, and training, for which revenue is recognized on a percentage-of-completion or pro rata basis over the life of the subscription, depending on the nature of the engagement. In a few instances, the Company will also sell its software in the form of a use license.

The Company is incorporated in the state of Nevada. The Company has three principal subsidiaries: PC Group, Inc., a Utah corporation (98.76% owned); Park City Group, Inc., a Delaware corporation (100% owned); and ReposiTrak, Inc., a Utah corporation (100% owned). All intercompany transactions and balances have been eliminated in consolidation.

The Company’s principal executive offices are located at 299 South Main Street, Suite 2225, Salt Lake City, Utah 84111. Its telephone number is (435) 645-2000. Its website address is http://www.parkcitygroup.com, and ReposiTrak’s website address is http://repositrak.com.

Recent Developments

Redemption of Shares of Series B Preferred Stock

The Company’s First Amended and Restated Certificate of Designation of the Relative Rights, Powers and Preferences of the Series B-1 Preferred Stock (the “Series B-1 Preferred”), as amended (the “Series B-1 COD”), provides the Company’s Board of Directors with the right to redeem any or all of the outstanding shares of the Company’s Series B-1 Preferred for a cash payment of $10.70 per share at any time upon providing the holders of Series B-1 Preferred at least ten days written notice that sets forth the date on which the redemption will occur (the “Redemption Notice”).

On January 27, 2018, the Company’s Board of Directors approved the redemption of 93,457 of the 305,859 issued and outstanding shares of the Company’s Series B-1 Preferred (the “Redemption Shares”), and on February 6, 2018, the Company delivered a Redemption Notice to certain holders of the Series B-1 Preferred notifying the holders of the Company’s intent to redeem their Redemption Shares on February 7, 2018 (the “Redemption Date”) (the “Series B-1 Redemption”). On the Redemption Date, the Company paid an aggregate total of $1.0 million to the holders of shares of Series B-1 Preferred, resulting in the redemption of 93,457 shares of Series B-1 Preferred. Following the Series B-1 Redemption, 212,402 shares of Series B-1 Preferred remain issued and outstanding.

Basis of Financial Statement Presentation

The interim financial information of the Company as of March 31, 2018 and for the three and nine months ended March 31, 2018 and 2017 is unaudited, and the balance sheet as of June 30, 2017 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared inaccordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2017. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2017.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements presented herein reflect the consolidated financial position of Park City Group, Inc. and our subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results it reports in its financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as those that are most important to the portrayal of the Company’s financial condition and results and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company’s most critical accounting policies include: income taxes, goodwill and other long-lived asset valuations, revenue recognition, stockbased compensation, and capitalization of software development costs.

Earnings Per Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue shares of common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share.

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Numerator
Net income applicable to common shareholders	$310,718	$699,414	$1,711,926	$2,309,943

Denominator
Weighted average common shares outstanding, basic	19,648,000	19,390,000	19,519,000	19,331,000
Warrants to purchase common stock	673,000	963,000	731,000	920,000
Weighted average common shares outstanding, diluted	20,321,000	20,353,000	20,250,000	20,251,000

Net income per share
Basic	$0.02	$0.04	$0.09	$0.12
Diluted	$0.02	$0.03	$0.08	$0.11

Reclassifications

            Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications have no impact on the previously reported results.

NOTE 3.  EQUITY

Restricted Stock Units	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at June 30, 2017	982,613	$6.01
Granted	9,897	12.12
Vested and issued	(119,186)	7.36
Forfeited	(28,264)	10.96
Outstanding at March 31, 2018	845,060	$5.73

The number of restricted stock units outstanding at March 31, 2018 included 638 units that have vested but for which shares of common stock had not yet been issued pursuant to the terms of the agreement.

As of March 31, 2018, there was approximately $4.8 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 4.5 years.

Warrants

 The following tables summarize information about warrants outstanding and exercisable at March 31, 2018:

	Warrants			Warrants
	Outstanding			Exercisable
	at March 31, 2018			at March 31, 2018
Range of exercise prices Warrants	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.00	1,085,068	1.85	$4.00	1,085,068	$4.00
$6.45-10.00	100,481.74		$7.29	100,481	$7.29
	1,185,549	1.75	$4.28	1,185,549	$4.28

Preferred Stock

The Company’s certificate of incorporation currently authorizes the issuance of up to 30,000,000 shares of ‘blank check’ preferred stock with designations, rights, and preferences as may be determined from time to time by the Company’s Board of Directors, of which 700,000 shares are currently designated as Series B Preferred Stock (“Series B Preferred”) and 550,000 shares are designated as Series B-1 Preferred. As of March 31, 2018, a total of 625,375 shares of Series B Preferred and 212,402 shares of Series B-1 Preferred were issued and outstanding. Both classes of Series B Preferred Stock pay dividends at a rate of 7% per annum if paid by the Company in cash, or 9% if paid by the Company in additional shares of Series B Preferred (“PIK Shares”), the Company may elect to pay accrued dividends on outstanding shares of Series B Preferred in either cash or by the issuance of PIK Shares.

In July 2017, the Company issued 20,000 shares of Series B-1 Preferred in satisfaction of an accrued bonus payable to the Company’s Chief Executive Officer.

On February 6, 2018, the Company delivered a Redemption Notice to certain holders of the Series B-1 Preferred notifying the holders of the Company’s intent to redeem their Redemption Shares on February 7, 2018 (the “Redemption Date”) (the “Series B-1 Redemption”). On the Redemption Date, the Company paid an aggregate total of $999,990 to the holders of shares of Series B-1 Preferred, resulting in the redemption of 93,457 shares of Series B-1 Preferred.

Management believes the Series B-1 Preferred favorably impacts the Company’s overall cost of capital in that it is: (i) perpetual and, therefore, an equity instrument that positively impacts the Company’s coverage ratios. (ii) possesses a below market dividend rate relative to similar instruments. (iii) offers the flexibility of a paid-in-kind (PIK) payment option. and (iv) is without covenants. After exploring alternative options for redeeming the Series B-1 Preferred, management determined that alternative financing options were materially more expensive, or would impair the Company’s net cash position, which management believes could cause customer concerns and negatively impact the Company’s ability to attract new business.

NOTE 4.  RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2018, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields also serves as the Company’s Chairman of the Board of Directors and controls FMI. The Company had payables of $230,150 and $77,628 to FMI at March 31, 2018 and June 30, 2017, respectively, under this Agreement. In addition, in the first quarter of fiscal 2017, 20,000 shares of Series B-1 Preferred were paid to FMI in satisfaction of an accrued bonus payable to Mr. Fields.

Randall K. Fields and Robert W. Allen each beneficially own Series B-1 Preferred. As a result of the Series B-1 Redemption, the Company paid an aggregate of $889,159 and $110,831 to Messrs. Fields and Allen, respectively, in consideration for the redemption of 83,099 and 10,358 shares of Series B-1 Preferred. See Note 3.

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, August 2015, April 2016, May 2016, September 2017 and November 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, ASU 2016-12 (ASC Topic 606) Revenue from Contracts with Customers, NarrowScope Improvements and Practical Expedients, ASU 2017-14, Income Statement - Reporting Comprehensive Income (ASC Topic 606), Revenue Recognition (ASC Topic 606), and Revenue from Contracts with Customers (ASC Topic 606): Amendments to SEC Paragraphs pusuant to Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403, respectively. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industryspecific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company currently anticipates adopting the standard using the full retrospective method. We are in the process of completing our analysis on the impact this guidance will have on our Consolidated Financial Statements and related disclosures, as well as identifying the required changes to our policies, processes and controls. The Company is conducting its assessment in order to be able to state the impact of this ASU on our financial position and results of operation.

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

NOTE 6.  SUBSEQUENT EVENTS

Subsequent to March 31, 2018, the Company issued 1,049 shares of common stock in connection with the vesting of employee stock grants.

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

Overview

Park City Group, Inc. (the “Company”) is the parent company of ReposiTrak Inc., a compliance, supply chain, and MarketPlace B2B e-commerce services platform that partners with retailers and wholesalers, and their suppliers, to accelerate sales, control risks, and improve supply chain efficiencies.

The Company’s supply chain and MarketPlace services provide its customers with greater flexibility in sourcing products by enabling them to choose new suppliers and integrate them into their supply chain faster and more cost effectively, and it helps them to more efficiently manage these relationships, enhancing revenue while lowering working capital, labor costs and waste. Our food safety and compliance solutions help reduce a company’s potential regulatory, legal, and criminal risk from its supply chain partners by providing a way for them to ensure these suppliers are compliant with food safety regulations, such as the Food Safety Modernization Act (“FSMA”).

The Company’s services are delivered though proprietary software products designed, developed, marketed and supported by the Company. These products are designed to provide transparency and facilitate improved business processes among all key constituents in the supply chain, starting with the retailer and moving back to suppliers and eventually to raw material providers. The Company provides cloud-based applications and services that address e-commerce, supply chain, food safety and compliance activities. The principal customers for the Company’s products are multi-store food retail store chains and their suppliers, branded food manufacturers, food wholesalers and distributors, and other food service businesses.

The Company has a hub and spoke business model. The Company is typically engaged by retailers and distributors (“Hubs”), which in turn have it engage their suppliers (“Spokes”) to contract with the Company for its services. The bulk of the Company’s revenue is from recurring subscription payments from these suppliers often based on a monthly volume metric between the Hub and the Spoke. The Company also has a professional services business, which conducts customization, implementation, and training, for which revenue is recognized on a percentage-of-completion or pro rata basis over the life of the subscription, depending on the nature of the engagement. In a few instances, the Company will also sell its software in the form of a license.

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

Redemption of Shares of Series B Preferred Stock

Section 4 of the Company’s First Amended and Restated Certificate of Designation of the Relative Rights, Powers and Preferences of the Series B-1 Preferred Stock (“Series B-1 Preferred”), as amended (the “Series B-1 COD”), provides the Company’s Board of Directors with the right to redeem any or all of the outstanding shares of the Company’s Series B-1 Preferred for a cash payment of $10.70 per share at any time upon providing the holders of Series B-1 Preferred at least ten days written notice that sets forth the date on which the redemption will occur (the “Redemption Notice”).

On January 27, 2018, the Company’s Board of Directors approved the redemption of 93,457 of the 305,859 issued and outstanding shares of the Company’s Series B-1 Preferred (the “Redemption Shares”), and on February 6, 2018, the Company delivered a Redemption Notice to certain holders of the Series B-1 Preferred notifying the holders of the Company’s intent to redeem their Redemption Shares on February 7, 2018 (the “Redemption Date”) (the “Series B-1 Redemption”). On the Redemption Date, the Company paid an aggregate total of $1.0 million to the holders of shares of Series B-1 Preferred, resulting in the redemption of 93,457 shares of Series B-1 Preferred. Following the Series B-1 Redemption, 212,402 shares of Series B-1 Preferred remain issued and outstanding.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017.

Revenue

	Fiscal Quarter Ended March 31,		Variance
	2018	2017	Dollars	Percent
Revenue	$5,278,783	$4,748,652	$530,131	11%

Revenue was $5,278,783 and $4,748,652 for the three months ended March 31, 2018 and 2017, respectively, a 11% increase. This increase was driven by growth in all services, and in particular the addition of revenues from the Company’s MarketPlace e-commerce services, which did not exist in the prior comparable period. By revenue type, recurring subscription revenue, including revenue attributable to ReposiTrak, grew year-over-year and were enhanced by the addition of transaction fees from MarketPlace, while one-time consulting fees were down versus the comparable period. Management anticipates that total revenue in subsequent periods will continue to grow compared to comparable year-ago periods due to the continued roll-out of MarketPlace and higher subscription revenue, including revenue attributable to ReposiTrak.

Cost of Services and Product Support

	Fiscal Quarter Ended March 31,		Variance
	2018	2017	Dollars	Percent
Cost of services and product support	$1,805,256	$1,342,772	$462,484	34%
Percent of total revenue	34%	28%

Cost of services and product support was $1,805,256 and $1,342,772 for the three months ended March 31, 2018 and 2017, respectively, a 34% increase. This increase is primarily attributable to costs related to new product introductions, including MarketPlace and expansion of ReposiTrak compliance capabilities to include new attributes. In particular, the Company incurred certain expenses categorized at Cost of Services associated with the introduction of new business lines for the Company’s MarketPlace ecommerce platform, as well as higher development costs associated with the introduction of new compliance applications and the convergence of the Company’s service offerings.

Sales and Marketing Expense

	Fiscal Quarter Ended March 31,		Variance
	2018	2017	Dollars	Percent
Sales and marketing	$1,574,663	$1,350,726	$223,937	17%
Percent of total revenue	30%	28%

Sales and marketing expense was $1,574,663 and $1,350,726 for the three months ended March 31, 2018 and 2017, respectively, a 17% increase. This increase in sales and marketing expense is due to an increase in head count and salary expense associated with the expansion of the Company’s sales team and associated expense, and to a lesser extent higher marketing expense associated with advertising, trade shows and promotional activities.

General and Administrative Expense

	Fiscal Quarter Ended March 31,		Variance
	2018	2017	Dollars	Percent
General and administrative	$1,293,727	$1,006,605	$287,122	29%
Percent of total revenue	25%	21%

  General and administrative expense was $1,293,727 and $1,006,605 for the three months ended March 31, 2018 and 2017, respectively, a 29% increase. This increase is primarily attributable to an increase in salary expense and higher software expense and professional fees associated with the execution of the Company’s Project 10x plan to automate and optimize processes to accommodate growth, offset in part by lower stock compensation expense. While no assurances can be given, management currently anticipates that the percentage increase in general and administrative expense will decrease in subsequent periods as the Company completes its Project 10x plan.

Depreciation and Amortization Expense

	Fiscal Quarter Ended March 31,		Variance
	2018	2017	Dollars	Percent
Depreciation and amortization	$165,189	$106,899	$58,290	55%
Percent of total revenue	3%	2%

  Depreciation and amortization expense was $165,189 and $106,899 for the three months ended March 31, 2018 and 2017, respectively, an increase of 55%. This increase is primarily due to the purchase of fixed assets during the quarter ended September 30, 2017 to support the growth of the business.

Other Income and Expense

	Fiscal Quarter Ended March 31,		Variance
	2018	2017	Dollars	Percent
Net other income (expense)	$17,730	$(4,729)	$22,459	NM%
Percent of total revenue

  Net other income was $17,730 for the three months ended March 31, 2018 compared to net other expense of $4,729 for the three months ended March 31, 2017. Other income and expense was positive in the quarter versus negative in the comparable period a year ago due to an increase in interest income as a result of a higher yields on the company’s cash balance and lower fees on equipment financing versus the comparable period a year ago.

 Preferred Dividends

	Fiscal Quarter Ended March 31,		Variance
	2018	2017	Dollars	Percent
Preferred dividends	$146,611	$202,036	$(55,425)	-27%
Percent of total revenue	3%	4%

Dividends accrued on the Company’s Series B-1 Preferred was $146,611 for the three months ended March 31, 2018, compared to dividends accrued on the Series B-1 Preferred of $202,036 for the year ended March 31, 2017. This decrease was due to the redemption of $1.0 million of the Company’s Series B-1 Preferred in the period as well as the Company’s decision to begin paying the dividend related to its Series B-1 Preferred in cash as opposed to additional shares of Series B-1 Preferred.

Comparison of the Nine Months Ended March 31, 2018 to the Nine Months Ended March 31, 2017.

Revenue

	Nine Months Ended March 31,		Variance
	2018	2017	Dollars	Percent
Revenue	$15,715,654	$13,750,786	$1,964,868	14%

Revenue was $15,715,654 and $13,750,786 for the nine months ended March 31, 2018 and 2017, respectively, a 14% increase. This increase was driven by growth in all services, and in particular the addition of revenues from the sale of Supply Chain products and services and revenue from the Company’s MarketPlace ecommerce services, the latter of which did not exist in the prior comparable period. By revenue type, recurring subscription revenue, including revenue attributable to ReposiTrak, grew year-over-year and were enhanced by the addition of transaction fees from MarketPlace, while onetime consulting fees were down versus the comparable period.

Cost of Services and Product Support

	Nine Months Ended March 31,		Variance
	2018	2017	Dollars	Percent
Cost of services and product support	$4,649,620	$3,736,691	$912,929	24%
Percent of total revenue	30%	27%

Cost of services and product support was $4,649,620 and $3,736,691 for the nine months ended March 31, 2018 and 2017, respectively, a 24% increase. This increase is primarily attributable to costs related to new product introductions, including MarketPlace and expansion of ReposiTrak compliance capabilities to include new attributes. In particular, the Company incurred certain expenses categorized as Cost of Services associated with the introduction of new business lines for the Company’s MarketPlace ecommerce platform, as well as higher development costs associated with the introduction of new compliance applications and the convergence of the Company’s service offerings.

Sales and Marketing Expense

	Nine Months Ended March 31,		Variance
	2018	2017	Dollars	Percent
Sales and marketing	$4,781,752	$3,702,975	$1,078,777	29%
Percent of total revenue	30%	27%

Sales and marketing expense was $4,781,752 and $3,702,975 for the nine months ended March 31, 2018 and 2017, respectively, a 29% increase. This increase in sales and marketing and salary expense is due to an increase in head count associated with the expansion of the Company’s sales team and associated expenses, and to a lesser extent higher marketing expense associated with advertising, trade shows and promotional activities.

General and Administrative Expense

	Nine Months Ended March 31,		Variance
	2018	2017	Dollars	Percent
General and administrative	$3,569,584	$2,967,842	$601,742	20%
Percent of total revenue	23%	22%

  General and administrative expense was $3,569,584 and $2,967,842 for the nine months ended March 31, 2018 and 2017, respectively, a 20% increase.  This increase is primarily attributable to an increase in software expense and professional fees associated with the execution of the Company’s plan to automate and optimize processes to accommodate growth, and to a lesser extent higher salary expense, offset in part by lower stock compensation expense.

Depreciation and Amortization Expense

	Nine Months Ended December 31,		Variance
	2018	2017	Dollars	Percent
Depreciation and amortization	$487,815	$336,340	$151,475	45%
Percent of total revenue	3%	2%

  Depreciation and amortization expense was $487,815 and $336,340 for the nine months ended March 31, 2018 and 2017, respectively, an increase of 45%.  This increase is primarily due to the purchase of fixed assets in the quarter ended September 30, 2017 to support the growth of the business.

Other Income and Expense

	Nine Months Ended December 31,		Variance
	2018	2017	Dollars	Percent
Net other (expense)	$(12,157)	(18,052)	$5,895	-33%
Percent of total revenue

  Net other expense was $12,157 for the nine months ended March 31, 2018 compared to net other expense of $18,052 for the nine months ended March 31, 2017.  This decrease was due to a higher cash balance and an increase in interest income on that cash balance as a result of a higher yields, and lower fees on equipment financing, versus the comparable period a year ago.

Preferred Dividends

	Nine Months Ended December 31,		Variance
	2018	2017	Dollars	Percent
Preferred dividends	$426,737	$584,288	$157,551	-27%
Percent of total revenue	3%	4%

Dividends accrued on the Company’s Series B-1 Preferred was $426,737 for the nine months ended March 31, 2018, compared to dividends accrued on the Series B-1 Preferred of $584,288 for the nine months ended March 31, 2017. This decrease was due to the Company’s redemption of $1.0 million of the Company’s Series B-1 Preferred in the period as well as the Company’s decision to begin paying the dividend related to its Series B-1 Preferred in cash as opposed to shares of Series B-1 Preferred.

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

	As of		Variance
	March 31, 2018	June 30, 2017	Dollars	Percent
Cash and cash equivalents	$14,828,160	$14,054,006	$774,154	6%

We have historically funded our operations with cash from operations, equity financings, and borrowings from the issuance of debt. Cash was $14,828,160 and $14,054,006 at March 31, 2018 and June 30, 2017, respectively. This 6% increase is principally the result of increased cash flows from operation, due to higher revenue offset by the payment of $999,990 resulting from the redemption of Series B-1 Preferred. Management currently does not have any plans to redeem any additional shares of Series B-1 Preferred in the near term.

Net Cash Flows from Operating Activities

	Nine Months Ended March 31,		Variance
	2018	2017	Dollars	Percent
Cash provided by operating activities	$1,774,976	$1,959,685	$(184,709)	-9%

  Net cash provided by operating activities is summarized as follows:

	Nine Months Ended March 31,
	2018	2017
Net Income	$2,138,663	$2,894,231
Noncash expense and income, net	1,272,613	1,528,629
Net changes in operating assets and liabilities	(1,636,300)	(2,463,175)
	$1,774,976	$1,959,685

Net cash used in operating activities decreased as a result of lower net income and non-cash expenses, offset in part by a lower reduction in operating assets and liabilities. Noncash expense decreased by $256,016 in the nine months ended March 31, 2018 compared to March 31, 2017. Noncash expense decreased as a result of a decrease in stock compensation, offset in part by an increase in bad debt accrual. The reduction in operating assets fell versus the comparable period due to reduction in trade receivables, offset in part by an increase in accounts payable.

Net Cash Flows used in Investing Activities

	Nine Months Ended March 31,		Variance
	2018	2017	Dollars	Percent
Cash used in investing activities	$315,245	$340,927	$(25,682)	-8%

Net cash used in investing activities for the nine months ended March 31, 2018 was $315,245 compared to net cash used in investing activities of $340,927 for the nine months ended March 31, 2017.  This decrease in cash used in investing activities for the nine months ended March 31, 2018 is due to an decrease in fixed asset purchases offset in part by the capitalization of software costs.

Net Cash Flows from Financing Activities

	Nine Months Ended March31,		Variance
	2018	2017	Dollars	Percent
Cash (used in) provided by financing activities	$(685,577)	$480,396	$(1,165,973)	NM%

Net cash used in financing activities totaled $685,577 for the nine months ended March 31, 2018 as compared to cash flows provided by financing activities of $480,396 for the nine months ended March 31, 2017. The decrease in net cash provided by financing activities is primarily attributable to the redemption of $1.0 million of the Company’s Series B-1 Preferred as well the payment of dividends on the Series B-1 Preferred in cash, offset in part by proceeds from the exercise of warrants.

Working Capital

At March 31, 2018, the Company had working capital of $14,529,347 when compared with working capital of $10,536,804 at June 30, 2017. This $3,992,543 increase in working capital is primarily due to an increase of $2,704,563 in accounts receivable, an increase of $774,154 in cash, an increase of $639,067 in prepaid expenses and other current assets, a reduction of $820,259 in accrued liabilities, and a reduction of $132,121 in notes payable, offset in part by an increase of $688,073 in accounts payable, an increase of $380,000 in lines of credit, and the redemption of $999,990 of Series B-1 Preferred. Management currently does not have any plans to redeem any additional shares of Series B-1 Preferred in the near term. While no assurances can be given, management currently believes that the Company will increase its working capital position in subsequent periods.

	As of March 31,	As of June 30,	Variance
	2018	2017	Dollars	Percent
Current assets	$22,824,517	$18,706,733	$4,117,784	22%

Current assets as of March 31, 2018 totaled $22,824,517 an increase of $4,117,784 when compared to $18,706,733 as of June 30, 2017. The increase in current assets is attributable to an increase of $2,704,563 in accounts receivable, an increase in cash of $774,154 in cash, and an increase of $639,067 in prepaid expenses and other current assets.

	As of March 31,	As of June 30,	Variance
	2018	2016	Dollars	Percent
Current liabilities	$8,295,170	$8,169,929	$125,241	2%

Current liabilities totaled $8,295,170 as of March 31, 2018 as compared to $8,169,929 as of June 30, 2017. The comparative increase in current liabilities is principally due to an increase of $688,073 in accounts payable, an increase of $380,000 in lines of credit, and an increase of $9,548 in deferred revenue, offset in part by a reduction of $820,259 in accrued liabilities and a reduction of $132,121 in notes payable.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operation, liquidity or capital expenditures.

Contractual Obligations

Total contractual obligations and commercial commitments as of March 31, 2018 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$1,827,559	$190,138	$391,419	$425,540	$820,462
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	233,066	233,066	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP	-	-	-	-	-
Total	$2,060,625	$423,204	$391,419	$425,540	$820,462

Recent Accounting Pronouncements

In May 2014, August 2015, April 2016, May 2016, September 2017 and November 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, ASU 2016-12 (ASC Topic 606) Revenue from Contracts with Customers, NarrowScope Improvements and Practical Expedients, ASU 2017-14, Income Statement - Reporting Comprehensive Income (ASC Topic 606), Revenue Recognition (ASC Topic 606), and Revenue from Contracts with Customers (ASC Topic 606): Amendments to SEC Paragraphs pusuant to Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403, respectively. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industryspecific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company currently anticipates adopting the standard using the full retrospective method. We are in the process of completing our analysis on the impact this guidance will have on our Consolidated Financial Statements and related disclosures, as well as identifying the required changes to our policies, processes and controls. The Company is conducting its assessment in order to be able to state the impact of this ASU on our financial position and results of operation.

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

Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. At March 31, 2018, the debt portfolio was composed of approximately 94% variable rate debt and 6% fixed rate debt.

	March 31, 2018 (unaudited)	Percent of Total Debt
Fixed rate debt	$322,099	6%
Variable rate debt	4,735,460	94%
Total debt	$5,057,559	100%

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2018:

Cash:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$14,828,160	1.55%

ITEM 4.  CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, periodically evaluates the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2018. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1	Amendment No. 1 to Services Agreement, by and between the Company, Randall K. Fields, and Fields Management, Inc., dated May 8, 2018.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK CITY GROUP, INC.

Date: May 10, 2018	By:	/s/ Randall K. Fields
Randall K. Fields
Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Todd Mitchell
Todd Mitchell
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)