Form 10-K
period 2018-06-30
PARK CITY GROUP INC
filed 2018-09-13
CIK 50471

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018
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

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[  ] Yes   [X] No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as of December 31, 2017, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $117,465,000 (at a closing price of $9.55 per share).

As of September 12, 2018, 19,792,473 shares of the Company’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference certain information from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2018.

TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-K
YEAR ENDED JUNE 30, 2018

-i-

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including the risk factors set forth below and elsewhere in this Report. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Statements made herein are as of the date of the filing of this Form 10-K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I

ITEM I.	BUSINESS

Overview

Park City Group, Inc. (the “Company”) is a Software-as-a-Service (SaaS) provider, and the parent company of ReposiTrak Inc., a business-to-business (“B2B”) e-commerce, compliance, and supply chain management platform that partners with retailers, wholesalers, and product suppliers to help them source, vet, and transact with their suppliers in order to accelerate sales, control risks, and improve supply chain efficiencies.

The principal customers for the Company’s services are multi-store retail chains, wholesalers and distributors, and their suppliers. The Company’s services are delivered though proprietary software products derived from a cloud-based technology platform capable of interacting with a wide variety of business and information systems.

The Company’s services are grouped in three application suites, which enable the Company’s customers to better manage the activities of their supply chains: (i) ReposiTrak MarketPlace, encompassing the Company’s supplier discovery and B2B e-commerce solutions, which helps the Company’s customers find new suppliers, (ii) ReposiTrak Compliance and Food Safety solutions, which help the Company’s customers vet suppliers to mitigate the risk of doing business with these suppliers, and (iii) ReposiTrak’s Supply Chain solutions, which help the Company’s customers to more efficiently manage their various transactions with their suppliers.

The Company has a hub and spoke business model. The Company is typically engaged by retailers and wholesalers (“Hubs”), which in turn require their suppliers (“Spokes”) to utilize the Company’s services. The majority of the Company’s revenue is from its Supply Chain and Compliance and Food Safety solutions in the form of recurring subscription payments. Revenue from the Company’s MarketPlace sourcing solutions is transactional, based on the volume of products sourced via the application. The Company also provides professional consulting services, and in some instances will license its software, usually with an associated maintenance and/or hosting agreement.

The Company is incorporated in the state of Nevada and has three principal subsidiaries: PC Group, Inc., a Utah corporation (98.76% owned); Park City Group, Inc., a Delaware corporation (100% owned); and ReposiTrak, Inc., a Utah corporation (100% owned). All intercompany transactions and balances have been eliminated in the Company’s consolidated financial statements, which contain the operating results of operations of Park City Group, Inc. (Delaware) and ReposiTrak, Inc. Park City Group, Inc. (Nevada) has no business operations separate from the operations conducted through its subsidiaries.

Our principal executive offices are located at 299 South Main Street, Suite 2225, Salt Lake City, Utah 84111. Our telephone number is (435) 645-2000. Our website address is http://www.parkcitygroup.com, and ReposiTrak’s website address is http://repositrak.com.

Company History

The Company’s technology has its genesis in the operations of Mrs. Fields Cookies co-founded by Randall K. Fields, the Company’s Chief Executive Officer. The Company began operations utilizing patented computer software and profit optimization consulting services to help its retail clients reduce their inventory and labor costs.

On January 13, 2009, the Company acquired 100% of Prescient Applied Intelligence, Inc., a Delaware corporation (“Prescient”), a provider of solutions for retailers which, amongst other things, captured information about transactions between retailers and their suppliers.

In February 2014, Prescient changed its name to Park City Group, Inc. As a result, both the parent-holding company (Nevada) and its operating subsidiary (Delaware) were named Park City Group, Inc.

In June 2015, the Company elected to exercise an option to acquire a 75% interest in ReposiTrak from Leavitt Partners, LP for a cash payment and negotiated the purchase of the remaining 25% with an exchange of shares of the Company. As a result, ReposiTrak became a wholly owned subsidiary of the Company.

As of June 30, 2018, the Company had substantially completed the convergence of its Supply Chain and Compliance and Food Safety businesses and launched its MarketPlace supplier discovery and B2B e-commerce solution. As a result, the Company is now largely capable of delivering its services through a single ReposiTrak branded user interface.

Target Industries Overview

The Company develops its software and services for multi-store retail chains, wholesalers and distributors, and their suppliers. The bulk of the Company’s customers are in the U.S. consumer retail sector for food and general merchandise, although the Company’s software and services are not sold exclusively to this customer base, and the Company believes that its software and services are also applicable to a wide variety of other potential customers domestically and abroad.

Backdrop

The U.S. consumer retail sector in general, and food and general merchandise retailers more acutely, are facing pressure from several significant forces. These include (i) increased competitive pressures from the rise of online retailers, (ii) increased regulatory and tort risks, particularly for food retailers, as a result of the passage of the Food Safety Modernization Act (“FSMA”) which placed greater responsibility for the safety of products on the participants in the food supply chain, and (iii) the pressure from consumers to increase product diversity, and in particular, the number of smaller, localized vendors

Solutions and Services

The Company’s software and services are designed to address the business problems faced by our customers. These solutions are delivered via a cloud-based infrastructure and grouped in three product application suites that mirror the workflow of the Company’s customers as they manage the activities of their supply chain.

Key Application Suites

●
ReposiTrak MarketPlace is the Company’s supplier discovery and B2B e-commerce solution. MarketPlace provides the Company’s customers with greater flexibility in sourcing products by enabling them to screen and choose suppliers based on a wide variety of criteria, including, but not limited to, predetermined compliance characteristics, and then to integrate these suppliers into their supply chain faster and more cost effectively. MarketPlace helps the Company’s customers respond to competitive pressures from online retailers by providing them with greater capabilities to increase local sourcing, tailor their product offering to local market tastes, and stock their stores appropriately for local events. MarketPlace is also beneficial to suppliers connected to ReposiTrak’s platform in that they can use MarketPlace to highlight the products that they sell to generate incremental sales. The business model for MarketPlace is evolving as the Company’s customers help to develop new use cases for the application. In some situations, the Company acts as an agent for suppliers or provides supply chain technology services. In other situations, at the customer’s request, the Company may act as the supplier for certain products.

●
ReposiTrak Compliance and Food Safety Solutions help the Company’s customers reduce potential regulatory and legal risk from their supply chain partners. The Company does this by providing a way of gathering the array of documents that may be needed for the customer to determine that its suppliers are compliant with a wide variety of criteria including, but not limited to, food safety regulations, such as those required by the FMSA and general business compliance standards such as adequate liability insurance. The Company’s Compliance and Food Safety solutions currently include four main applications: Vendor Validation, Compliance Management, Quality Management Systems (“QMS”) and Track & Trace. ReposiTrak also hosts and is integrated with the food safety audit database of the Safe Quality Food Institute (“SQFI”). SQFI is one of the leading schemas for certifying that a food retailer’s suppliers are compliant with Global Food Safety Initiative (“GFSI”) standards, which many food retailers require of their suppliers as a condition of doing business. SQFI is owned and operated by the Food Marketing Institute (“FMI”), one of the food industry’s largest trade associations.

●
ReposiTrak Supply Chain Solutions help the Company’s customers to more efficiently manage relationships with suppliers so that they can “stock less and sell more” by reducing inventory, labor costs and waste while also increasing revenue. The Company is a leader in helping its customers to manage their relationship with Direct Store Delivery (“DSD”) suppliers. The Company has observed that its customers are shifting a greater percentage of their product mix to DSD suppliers to lower their operating costs. Through a process known as Scan Based Trading (“SBT”) the Company enables its customers to sell products from DSD suppliers on a consignment basis, which lowers their working capital requirements by shifting the financial burden of the inventory to the supplier. Other Supply Chain solutions include ScoreTracker, Vendor Managed Inventory, Store Level Ordering and Replenishment, Enterprise Supply Chain Planning, Fresh Market Manager and ActionManager®, all of which are designed to aid the Company’s customer in managing inventory, product mix and labor while improving sales through the reduction of out of stocks by improving visibility and forecasting.

Professional Services

The Company has two professional services groups: (i) the Business Analytics Group offers business-consulting services to suppliers and retailers in the grocery, convenience store and specialty retail industries, and (ii) the Professional Services Group provides consulting services to ensure that our solutions are seamlessly integrated into our customers’ business processes as quickly and efficiently as possible.

Technology, Development and Operations

Product Development

The Company’s product development strategy is focused on creating common technology elements that can be leveraged in multiple applications across our core markets. To remain competitive, the Company is currently designing, coding and testing new products and developing expanded functionality of its current products.

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

Customers

The Company is currently engaged primarily by food related consumer goods retailers, wholesalers, and their suppliers. The bulk of the Company’s customers are in the U.S. consumer retail sector for food and general merchandise. However, the Company is opportunistic and will offer its solutions to a wide variety of other potential customers. Target Corporation accounted for approximately 13% of the Company’s total revenue in the fiscal year ended June 30, 2018.

Sales, Marketing and Customer Support

Sales and Marketing

Through a focused and dedicated sales effort designed to address the requirements of each of its solutions, the Company believes it is well positioned to understand its customers’ businesses, trends in the marketplace, competitive products and opportunities for new product development.

The Company’s primary marketing objectives have been to increase awareness of our solutions, generate sales leads and develop new customer relationships. To this end, the Company attends industry trade shows, conducts direct marketing programs, publishes industry trade articles, participates in interviews and selectively advertises in industry publications.

In fiscal 2016 the Company embarked on a process of repurposing the Company’s supply chain applications so that they can be delivered via ReposiTrak’s highly scalable online infrastructure and launching its MarketPlace supplier discovery and B2B e-commerce solution on this same infrastructure. As a result, the Company is now largely capable of delivering its services through a single ReposiTrak branded user interface.

With the convergence of the Company’s solutions to a single delivery platform, the Company also reorganized its sale force and reoriented its marketing efforts. This process involved stream lining the sales force to enable cross-selling by reducing regional account managers and shifting our sales emphasis towards the Company’s inside sales team located at its corporate headquarters in Salt Lake City, Utah.

Customer Support

The Company’s global customer support group responds to both business and technical inquiries from its customers relating to how to use its solutions and is available to customers by telephone and email. Basic customer support during business hours is available to customers. Premier customer support includes extended availability and additional services, and is available along with additional support services such as developer support and partner support for an additional fee.

Competition

The Company competes with a myriad of software vendors, developers and integrators, business-to-business exchanges, consulting firms, focused solution providers, and business intelligence technology platforms. Although our competitors are often considerably larger companies in size with larger sales forces and marketing budgets, the Company believes that its deep industry knowledge, the breadth and depth of our offerings, and our relationships with key industry, wholesaler, and other trade groups and associations, gives it a competitive advantage.

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

The Company has been awarded nine U.S. patents, eight U.S. registered trademarks and has 37 U.S. copyrights relating to its software technology and solutions. The Company’s patent portfolio has been transferred to an unrelated third party, although the Company retains the right to use the licensed patents in connection with its business. The Company’s policy is to continue to seek patent protection for all developments, inventions and improvements that are patentable and have potential value to the Company and to protect its trade secrets and other confidential and proprietary information, and the Company intends to defend its intellectual property rights to the extent its resources permit.

The Company is not aware of any patent infringement claims against it; however, there are no assurances that litigation to enforce patents issued to the Company to protect proprietary information, or to defend against the Company’s alleged infringement of the rights of others will not occur. Should any such litigation occur, the Company may incur significant litigation costs, and it may result in resources being diverted from other planned activities, which may have a materially adverse effect on the Company’s operations and financial condition.

Employees

As of June 30, 2018, the Company employed a total of 77 employees. Of these employees, 11 are located overseas. The Company plans to continue expanding its offshore workforce to augment its analytics services offerings, expand its professional services and to provide additional programming resources. The employees are not represented by any labor union.

Reports to Security Holders

The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, it files annual, quarterly and other reports and information with the Securities and Exchange Commission (“SEC”). You may read and copy these reports and other information at the SEC’s public reference rooms in Washington, D.C. and Chicago, Illinois. The Company’s filings are also available to the public from commercial document retrieval services and the website maintained by the SEC at http://www.sec.gov.

Government Regulation and Approval

Like all businesses, the Company is subject to numerous federal, state and local laws and regulations, including regulations relating to patent, copyright, and trademark law matters.

Cost of Compliance with Environmental Laws

The Company currently has no costs associated with compliance with environmental regulations and does not anticipate any future costs associated with environmental compliance; however, there can be no assurance that it will not incur such costs in the future.

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

Risks Related to the Company

We have incurred losses in the past and there can be no assurance that we will operate profitably in the future.

Our marketing strategy emphasizes sales of subscription-based services, instead of annual licenses, and contracting with suppliers (“Spokes”) to connect to our clients (“Hubs”). This strategy has resulted in the development of a foundation of retail and wholesale Hubs to which suppliers can be “connected,” thereby accelerating future growth. If, however, this marketing strategy fails, revenue and operations will be negatively affected. We had net income of $3,408,783 for the year ended June 30, 2018, compared to a net income of $3,777,532 for the year ended June 30, 2017. Although we generated net income in the year ended June 30, 2018, there can be no assurance that we will achieve profitability in future periods. We cannot give any assurance that we will continue to generate revenue or have sustainable profits. If we do not operate profitably in the future, our current cash resources will be used to fund our operating losses. Continued losses would have an adverse effect on the long-term value of our common stock and any investment in the Company.

Although our cash resources are currently sufficient, our long-term liquidity and capital requirements may be difficult to predict, which may adversely affect our long-term cash position.

Historically, we have been successful in raising capital when necessary, including through private placements, a registered direct offering, and stock issuances to our officers and directors, including our Chief Executive Officer, to pay our indebtedness and fund our operations, in addition to cash flow from operations. If we are required to seek additional financing in the future in order to fund our operations, retire our indebtedness and otherwise carry out our business plan, there can be no assurance that such financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

Our business is dependent upon the continued services of our founder and Chief Executive Officer, Randall K. Fields. Should we lose the services of Mr. Fields, our operations will be negatively impacted.

Our business is dependent upon the expertise and continued service of our founder and Chief Executive Officer, Randall K. Fields. Mr. Fields is essential to our operations. Accordingly, an investor must rely on Mr. Fields’ management decisions that will continue to control our business affairs. We currently maintain key man insurance on Mr. Fields’ life in the amount of $5,000,000; however, that coverage would be inadequate to compensate for the loss of his services. The loss of the services of Mr. Fields would have a materially adverse effect upon our business.

Risk Relating to Business Operations

Quarterly and annual operating results may fluctuate, which makes it difficult to predict future performance.

Management expects a significant portion of our revenue stream to come from the sale of subscriptions, and to a lesser extent, transactions processed though MarketPlace, license sales, maintenance and professional services charged to new customers. These amounts will fluctuate and are uncertain because predicting future sales is difficult and involves speculation. In addition, we may potentially experience significant fluctuations in future operating results caused by a variety of factors, many of which are outside of our control, including:

●
our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

●
the renewal rates for our subscriptions and other services;

●
changes in our pricing policies, whether initiated by us or as a result of competition;

●
the cost, timing and management effort for the introduction of new services, including new features to our existing services;

●
the rate of expansion and productivity of our sales force;

●
new product and service introductions by our competitors;

●
variations in the revenue mix of editions or versions of our service;

●
technical difficulties or interruptions in our service;

●
general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional subscriptions or upgrade their services, or delay a prospective customer’s purchasing decision, or reduce the value of new subscription contracts or affect renewal rates;

●
timing of additional expenses and investments in infrastructure to support growth in our business;

●
regulatory compliance costs;

●
the timing of customer payments and payment defaults by customers;

●
extraordinary expenses such as litigation or other dispute-related settlement payments;

●
the impact of new accounting pronouncements;

●
the timing of stock awards to employees and the related financial statement impact; and

●
system or service failures, security breaches or network downtime.

Future operating results may fluctuate because of the foregoing factors, making it difficult to predict operating results. Period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon as an indicator of future performance. In addition, a large portion of our expense will be fixed in the short-term, particularly with respect to facilities and personnel making future operating results sensitive to fluctuations in revenue.

We face threats from competing and emerging technologies that may affect our profitability, as well as competitors that are larger and have greater financial and operational resources that may give them an advantage in the market.

Markets for our type of software products and that of our competitors are characterized by: development of new software, software solutions or enhancements that are subject to constant change; rapidly evolving technological change; and unanticipated changes in customer needs. Because these markets are subject to such rapid change, the life cycle of our products is difficult to predict. As a result, we are subject to the following risks: whether or how we will respond to technological changes in a timely or cost-effective manner; whether the products or technologies developed by our competitors will render our products and services obsolete or shorten the life cycle of our products and services; and whether our products and services will achieve market acceptance.

 Moreover, many of our competitors are larger and have greater financial and operational resources than we do. This may allow them to offer better pricing terms to customers in the industry, which could result in a loss of potential or current customers or could force us to lower prices. Our competitors may have the ability to devote more financial and operational resources to the development of new technologies that provide improved operating functionality and features to their product and service offerings. If successful, their development efforts could render our product and service offerings less desirable to customers, again resulting in the loss of customers or a reduction in the price we can demand for our offerings. Any of these actions could have a significant effect on revenue.

We face risks associated with new product introductions.

Our future revenue is dependent upon the successful and timely development and licensing of new and enhanced versions of our products and potential product offerings suitable to the customers’ needs. If we fail to successfully upgrade existing products and develop new products, and those new products do not achieve market acceptance, our revenue will be negatively impacted.

It may be difficult for us to assess risks associated with potential new product offerings:

●
It may be difficult for us to predict the amount of service and technological resources that will be needed by customers of new offerings, and if we underestimate the necessary resources, the quality of our service will be negatively impacted, thereby undermining the value of the product to the customer;

●
technological issues between us and our customers may be experienced in capturing data necessary for new product offerings, and these technological issues may result in unforeseen conflicts or technological setbacks when implementing these products, which could result in material delays and even result in a termination of the engagement;

●
a customer’s experience with new offerings, if negative, may prevent us from having an opportunity to sell additional products and services to that customer;

●
if customers do not use our products as recommends and/or fail to implement any needed corrective action(s), it is unlikely that customers will experience the business benefits from these products and may, therefore, be hesitant to continue the engagement as well as acquire any other products from us; and

●
delays in proceeding with the implementation of new products for a new customer will negatively affect our cash flow and our ability to predict cash flow.

We cannot accurately predict renewal or upgrade rates and the impact these rates may have on our future revenue and operating results.

Our customers have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, customers’ ability to continue their operations and spending levels, and deteriorating general economic conditions. If our customers do not renew their subscriptions for our service or reduce the level of service at the time of renewal, our revenue will decline, and our business will suffer.

Our future success also depends in part on our ability to increase rates, sell additional features and services, or addition subscriptions to our current customers. This may also require increasingly sophisticated and costly sales and marketing efforts that are targeted at senior management. If these strategies fail, we will need to refocus our efforts toward other solutions, which could lead to increased development and marketing costs, delayed revenue streams, and otherwise negatively affect our operations.

If our Compliance and Food Safety solutions do not perform as expected, whether as a result of operator error or otherwise, it could impair our operating results and reputation.

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

We believe our Compliance and Food Safety solutions would be helpful in the event of a recall. However, their ultimate efficacy is dependent on how the customer uses our products, which is in many ways out of our control. Similarly, a customer which is a defendant in a product liability case could claim that had our services performed as represented the extent of potential liability would have been minimized and therefore we should have some contributory liability in the case. Defending such a claim could have a material adverse effect on our revenue, results of operations and business.

The deployment of our services, or consultation provided by our personnel, could result in litigation naming us as a party, which litigation could result in a material and adverse effect on us, and our results of operations.

Certain of our Compliance and Food Safety solutions are marketed to potential customers based, in part, on our service’s ability to reduce a company’s potential regulatory, legal, and criminal risk from its supply chain partners. In the event litigation is commenced against a customer based on issues caused by a constituent in the supply chain, or consultation provided by our personnel, we could be joined or named in such litigation. As a result, we could face substantial defense costs. In addition, any adverse determination resulting in such litigation could have a material and adverse effect on us, and our results of operations.

We face risks relating to the sale and delivery of merchandise to customers.

We depend on a number of other companies to perform functions critical to our ability to deliver products to our customers, including maintaining inventory, preparing merchandise for shipment to our customers and delivering purchased merchandise on a timely basis. We also depend on the delivery services that we and they utilize. We also depend on our partners to ensure proper labelling of products. Issues or concerns regarding, product safety, labelling, content or quality could result in consumer or governmental claims. In limited circumstances, we sell merchandise that we have purchased. In these instances, we assume the risks related to inventory.

We face risks associated with proprietary protection of our software.

Our success depends on our ability to develop and protect existing and new proprietary technology and intellectual property rights.  We seek to protect our software, documentation and other written materials primarily through a combination of patents, trademarks, and copyright laws, trade secret laws, confidentiality procedures and contractual provisions. While we have attempted to safeguard and maintain our proprietary rights, there are no assurances that we will be successful in doing so. Our competitors may independently develop or patent technologies that are substantially equivalent or superior to ours.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. In some types of situations, we may rely in part on ‘shrink wrap’ or ‘point and click’ licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Policing unauthorized use of our products is difficult. While we are unable to determine the extent to which piracy our software exists, software piracy can be expected to be a persistent problem, particularly in foreign countries where the laws may not protect proprietary rights as fully as the United States. We can offer no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not reverse engineer or independently develop similar technology.

We may discover software errors in our products that may result in a loss of revenue, injury to our reputation or subject us to substantial liability.

Non-conformities or bugs (“errors”) may be found from time to time in our existing, new or enhanced products after commencement of commercial shipments, resulting in loss of revenue or injury to our reputation. In the past, we have discovered errors in our products and as a result, have experienced delays in the shipment of products. Errors in our products may be caused by defects in third-party software incorporated into our products. If so, we may not be able to fix these defects without the cooperation of these software providers. Because these defects may not be as significant to the software provider as they are to us, we may not receive the rapid cooperation that may be required. We may not have the contractual right to access the source code of third-party software, and even if we do have access to the code, we may not be able to fix the defect. In addition, our customers may use our service in unanticipated ways that may cause a disruption in service for other customers attempting to access their data. Since our customers use our products for critical business applications, any errors, defects or other performance problems could hurt our reputation and may result in damage to our customers’ business. If that occurs, customers could elect not to renew, delay or withhold payment to us, we could lose future sales or customers may make warranty or other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation. These potential scenarios, successful or otherwise, would likely be time consuming and costly.

Interruptions or delays in service from our third-party data center hosting facility could impair the delivery of our service and harm our business.

We currently serve our customers from a third-party data center hosting facility located in the United States. Any damage to, or failure of, our systems generally could result in interruptions in our service. As we continue to add capacity, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

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

If our security measures are breached and unauthorized access is obtained to a customer’s data, our data or our information technology systems, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.

Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise during transfer of data to additional data centers or at any time, and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information, such as user names, passwords or other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.

Weakened global economic conditions may adversely affect our industry, business and results of operations.

The rate at which our customers purchase new or enhanced services depends on a number of factors, including general economic conditions. The United States and other key international economies have experienced in the past a downturn in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our enterprise cloud computing services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts or affect renewal rates, all of which could adversely affect our operating results.

Risks Relating to Our Common Stock

Our quarterly results of operations may fluctuate in the future, which could result in volatility in our stock price.

Our quarterly revenue and results of operations have varied in the past and may fluctuate as a result of a variety of factors. If our quarterly revenue or results of operations fluctuate, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed and identified throughout this “Risk Factors” section.

The limited public market for our stock may adversely affect an investor’s ability to liquidate an investment in us.

Although our common stock is currently quoted on the NASDAQ Capital Market, there is limited trading activity. We can give no assurance that an active market will develop, or if developed, that it will be sustained. If an investor acquires shares of our common stock, the investor may not be able to liquidate our shares should there be a need or desire to do so.

Future issuances of our shares may lead to future dilution in the value of our common stock, will lead to a reduction in shareholder voting power and may prevent a change in control.

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

Our officers and directors have significant control over us, which may lead to conflicts with other stockholders over corporate governance.

Our officers and directors, including our Chief Executive Officer, Randall K. Fields, control approximately 33% of our common stock. Mr. Fields, individually controls 26% of our common stock. Consequently, Mr. Fields individually, and our officers and directors, as stockholders acting together, can significantly influence all matters requiring approval by our stockholders, including the election of directors and significant corporate transactions, such as mergers or other business combination transactions.

Our corporate charter contains authorized, unissued “blank check” preferred stock issuable without stockholder approval with the effect of diluting then current stockholder interests.

Our articles of incorporation currently authorize the issuance of up to 30,000,000 shares of ‘blank check’ preferred stock with designations, rights, and preferences as may be determined from time to time by our Board of Directors, of which 700,000 shares are currently designated as Series B Convertible Preferred Stock (“Series B Preferred”) and 550,000 shares are designated as Series B-1 Preferred Stock (“Series B-1 Preferred”). As of June 30, 2018, a total of 625,375 shares of Series B Preferred and 212,402 shares of Series B-1 Preferred were issued and outstanding.

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

We have never paid dividends on our common stock, and investors should consider the potential for us to pay dividends on our common stock as a factor when determining whether to invest in us.

We have never paid dividends on our common stock and do not anticipate the declaration of any dividends pertaining to our common stock in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our Board of Directors will determine our future dividend policy at their sole discretion, and future dividends will be contingent upon future earnings, if any, obligations of the stock issued, our financial condition, capital requirements, general business conditions and other factors. Future dividends may also be affected by covenants contained in loan or other financing documents, which we may executed in the future. Therefore, there can be no assurance that dividends will ever be paid on our common stock.

Our officers and directors have limited liability and indemnification rights under our organizational documents, which may impact our results.

Our officers and directors are required to exercise good faith and high integrity in the management of our affairs. Our articles of incorporation and bylaws, however, provide that the officers and directors shall have no liability to the stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase or derived an improper benefit from the transaction. As a result, an investor may have a more limited right to action than he would have had if such a provision were not present. Our articles of incorporation and bylaws also require us to indemnify our officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct our internal affairs, provided that the officers and directors reasonably believe such actions to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

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

	Quarterly Common Stock Price Ranges
	2018		2017
Fiscal Quarter Ended	High	Low	High	Low
September 30	$14.80	$10.80	$12.49	$8.87
December 31	$12.50	$9.50	$15.35	$11.60
March 31	$11.70	$8.65	$17.00	$11.55
June 30	$9.70	$6.75	$13.45	$11.70

Dividend Policy

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

Holders of Record

At June 30, 2018 there were 649 holders of record of our common stock, and 19,773,549 shares were issued and outstanding, three holders of Series B Preferred and 625,375 shares issued and outstanding, and four holders of Series B-1 Preferred and 212,402 shares issued and outstanding. The number of holders of record and shares of common stock issued and outstanding was calculated by reference to the books and records of the Company’s transfer agent.

Issuance of Securities

We issued shares of our common stock in unregistered transactions during fiscal year 2018. All of the shares of common stock issued in non-registered transactions were issued in reliance on Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act and were reported in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K filed with the Securities and Exchange Commission during the fiscal year ended June 30, 2018. 18,925 shares of common stock were issued subsequent to June 30, 2018.

ITEM 6.	SELECTED FINANCIAL DATA

The disclosures in this section are not required because we qualify as a smaller reporting company under federal securities laws.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis is intended to assist the reader in understanding our results of operations and financial condition. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K (the “Annual Report”). This Annual Report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act. All statements, other than statements of historical fact, included in this Annual Report that address activities, events or developments that we expect, project, believe, or anticipate will or may occur in the future, including matters having to do with expected and future revenue, our ability to fund our operations and repay debt, business strategies, expansion and growth of operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by us, our performance on our current contracts and our success in obtaining new contracts, our ability to attract and retain qualified employees, and other factors, many of which are beyond our control. You are cautioned that these forward-looking statements are not guarantees of future performance and those actual results or developments may differ materially from those projected in such statements.

Overview

Park City Group, Inc. (the “Company”) is a Software-as-a-Service (SaaS) provider, and the parent company of ReposiTrak Inc., a B2B e-commerce, compliance, and supply chain management platform that partners with retailers, wholesalers, and product suppliers to help them source, vet, and transact with their upstream suppliers in order to accelerate sales, control risks, and improve supply chain efficiencies. The Company’s fiscal year ends on June 30. References to fiscal 2018 refer to the fiscal year ended June 30, 2018.

Sources of Revenue

The principal customers for the Company’s products are multi-store retail chains, wholesalers and distributors, and their suppliers. The Company has a hub and spoke business model. The Company is typically engaged by retailers and wholesalers (“Hubs”), which in turn require their suppliers (“Spokes”) to utilize the Company’s services. The Company derives revenue from five sources: (i) Subscription Fees, (ii) Transaction Based Fees, (iii) Professional Services Fees, (iv) License Fees, and (v) Hosting and Maintenance Fees

The majority of the Company’s revenue is generated from its Supply Chain and Compliance and Food Safety solutions in the form of recurring subscription payments from the suppliers. Subscription fees can be based on a negotiated flat fee per supplier, or some volumetric metric, such as the number of stores, or the volume of economic activity between a retailer and its suppliers. Subscription revenue contains arrangements with customers for use of the application, application and data hosting, maintenance of the application, and standard support.

Revenue from the Company’s MarketPlace sourcing solution is transactional, based on the volume of products sourced via the application. MarketPlace revenue can come from several sources depending on the customer’s specific requirements. These include acting as an agent for a supplier, providing supply chain technology services, and enabling a Hub to reduce its number of new suppliers by acting as the supplier for any number of products.

The Company also provides professional consulting services targeting implementation, assessments, profit optimization and support functions for its applications and related products, for which revenue is recognized on a percentage-of-completion or pro rata basis over the life of the subscription, depending on the nature of the engagement. Premier customer support includes extended availability and additional services and is available along with additional support services such as developer support and partner support for an addition fee.

In some instances, the Company will sell its software in the form of a license. License arrangements are a time-specific and perpetual license. Software license maintenance agreements are typically annual contracts, paid in advance or according to terms specified in the contract. When sold as a license, the Company’s software, is usually accompanied by a corresponding Maintenance and/or Hosting agreement to support the service.

Software maintenance agreements provide the customer with access to new software enhancements, maintenance releases, patches, updates and technical support personnel. Our hosting services provide remote management and maintenance of our software and customers’ data, which is physically located in third-party facilities. Customers access ‘hosted’ software and data through a secure internet connection.

Revenue Recognition

The Company recognizes revenue when the following conditions are satisfied: (i) there is persuasive evidence of an arrangement, (ii) the service has been provided to the customer, (iii) the collection of our fees is probable, and (iv) the amount of fees to be paid by the customer is fixed or determinable.

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

Agreements with multiple deliverables are accounted for separately if the deliverables have standalone value upon delivery. When considering whether professional services have standalone value, the Company considers: (i) availability of services from other vendors, (ii) the nature and timing of professional services, and (iii) sales of similar services sold separately. Multiple deliverable arrangements are separated into units of accounting and the total contract consideration is allocated to each unit based on relative selling prices.

The business model for the Company’s MarketPlace supplier sourcing and B2B e-commerce solution is still evolving as the Company introduces the platforms capabilities to its customers. In some situations, the Company acts as an agent for suppliers or provides supply chain technology services. In other situation the Company may act as the supplier for certain products. In these transactions the Company recognizes revenue based on the Gross Merchandise Value (“GMV”) of the transaction.

Other Metrics – Non-GAAP Financial Measures

To supplement our financial statements, we also provide investors with Adjusted EBITDA and non-GAAP income per share, both of which are non-GAAP financial measures. We believe that these non-GAAP measures provide useful information regarding certain financial and business trends relating to our financial condition and operations. Our management uses these non-GAAP measures to compare the Company’s performance to that of prior periods for trend analyses and planning purposes. These measures are also presented to our Board of Directors.

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

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period.

On an ongoing basis, management evaluates its estimates and assumptions based on historical experience of operations and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Income Taxes

In determining the carrying value of the Company’s net deferred income tax assets, the Company must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. If these estimates and assumptions change in the future, the Company may record a reduction in the valuation allowance, resulting in an income tax benefit in the Company’s statements of operations. Management evaluates quarterly whether to realize the deferred income tax assets and assesses the valuation allowance.

Goodwill and Other Long-Lived Asset Valuations

Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. Management reviews the long-lived tangible and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Management evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment.

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

Recent Accounting Pronouncements

In May 2014, August 2015, April 2016, May 2016, September 2017 and November 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, ASU 2016-12 (ASC Topic 606) Revenue from Contracts with Customers, Narrow Scope Improvements and Practical Expedients, ASU 2017-14, Income Statement - Reporting Comprehensive Income (ASC Topic 606), Revenue Recognition (ASC Topic 606), and Revenue from Contracts with Customers (ASC Topic 606): Amendments to SEC Paragraphs pursuant to Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403, respectively. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company currently anticipates adopting the standard using the full retrospective method. We are in the process of completing our analysis on the impact this guidance will have on our Consolidated Financial Statements and related disclosures, as well as identifying the required changes to our policies, processes and controls. The Company is conducting its assessment in order to be able to state the impact of this ASU on our financial position and results of operation.

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

Results of Operations – Fiscal Years Ended June 30, 2018 and 2017

Revenue

Revenue	Year Ended June 30, 2018	$ Change	% Change	Year Ended June 30, 2017
Revenue	$22,036,278	$3,097,015	16%	$18,939,263

During the fiscal year ended June 30, 2018, the Company had revenue of $22,036,278 compared to $18,939,263 for the year ended June 30, 2017, a 16% increase. This $3,097,015 increase in total revenue was driven by growth in all services, and the addition of revenue from the Company’s MarketPlace B2B e-commerce solutions. By revenue type, recurring subscription revenue and the sale of licenses grew year-over-year and were enhanced by the addition of MarketPlace transaction fees, while one-time professional service fees were down versus the comparable period.

The Company believes that revenue will continue to increase in subsequent periods primarily due to growth in new customers for all of the Company’s services, and in particular the Company’s MarketPlace B2B e-commerce services, and secondarily due to the Company’s strategy of cross-selling existing customers other services.

Cost of Services and Product Support

	Year Ended June 30, 2018	$ Change	% Change	Year Ended June 30, 2017
Cost of service and product support	$6,587,486	$1,269,444	24%	$5,318,042
Percent of total revenue	30%			28%

Cost of services and product support was $6,587,486 or 30% of total revenue, and $5,318,042 or 28% of total revenue for the years ended June 30, 2018 and 2017, respectively, a 24% increase. This period over period increase of $1,269,444 is primarily attributable to costs related to an increase in cost of goods sold associated with new product introductions, including MarketPlace and expansion of ReposiTrak compliance capabilities to include new attributes, as well as higher development costs associated with the convergence of the Company’s service offerings.

Management expects service and a product support to increase in value in subsequent periods and notes that new services, while accretive to earnings, make have a dilutive impact on gross margin.

Sales and Marketing Expense

	Year Ended June 30, 2018	$ Change	% Change	Year Ended June 30, 2017
Sales and marketing	$6,403,343	$1,306,271	26%	$5,097,072
Percent of total revenue	29%			27%

The Company’s sales and marketing expense was $6,403,343, or 29% of total revenue, and $5,097,072, or 27% of total revenue, for the fiscal years ended June 30, 2018 and 2017, respectively, a 26% increase. This increase in sales and marketing is due to an increase in salaries, commission, and other costs associated with the expansion of the Company’s sales team, and an increase in marketing expense associated with the introduction of new services.

Management expects sales and marketing expense to continue to increase in absolute value in subsequent periods, but to fall as a percentage of total revenue as it continues to transition to an inside sales model.

General and Administrative Expense

	Year Ended June 30, 2018	$ Change	% Change	Year Ended June 30, 2017
General and administrative	$4,894,746	$757,750	18%	$4,136,996
Percent of total revenue	22%			22%

The Company’s general and administrative expense was $4,894,746, or 22% of total revenue, and $4,136,996 or 22% of total revenue for the years ended June 30, 2018 and 2017, respectively, a 18% increase. This $757,750 increase is primarily attributable to an increase in employee related expenses, an increase in third-party software expense and professional fees associated with the execution of the Company’s plan to automate and optimize processes to accommodate growth, and an increase in bad debt expenses, offset in part by lower stock compensation expense.

Management expects general and administrative expense to increase in absolute value in subsequent periods, but to fall as a percentage of total revenue as it benefits from investments in automation and process optimization.

Depreciation and Amortization Expense

	Year Ended June 30, 2018	$ Change	% Change	Year Ended June 30, 2017
Depreciation and amortization	$633,854	$147,830	30%	$486,024
Percent of total revenue	3%			3%

The Company’s depreciation and amortization expense was $633,854 and $486,024 for the years ended June 30, 2018 and 2017, respectively, a 30% increase. This increase is primarily due to the purchase of fixed assets in the quarter ended September 30, 2017 to support the growth of the business.

Other Income and Expense

	Year Ended June 30, 2018	$ Change	% Change	Year Ended June 30, 2017
Other (expense) and income	$(2,671)	$13,357	-83%	$(16,028)
Percent of total revenue	<1%			<1%

Other expense of $2,671 compared to $16,028 for the year ended June 30, 2017. This decrease of $13,357 for the year ended June 30, 2018 when compared to the year ended June 30, 2017 was due to a higher cash balance and an increase in interest income on that cash balance due to higher yields, and lower fees on equipment financing, versus the comparable period a year ago.

Preferred Dividends

	Year Ended June 30, 2018	$ Change	% Change	Year Ended June 30, 2017
Preferred dividends	$573,348	$217,463	-27%	$790,811
Percent of total revenue	3%			4%

Dividends accrued on the Company’s Series B Preferred and Series B-1 Preferred was $573,348 for the year ended June 30, 2018, compared to dividends accrued on the Series B Preferred of $790,811 for the year ended June 30, 2017. This $217,463 decrease was due to the Company’s redemption of $1.0 million of the Company’s Series B-1 Preferred in the period as well as the Company’s decision to begin paying the dividend related to its Series B-1 Preferred in cash as opposed to shares of Series B-1 Preferred.

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

	Year Ended June 30, 2018	$ Change	% Change	Year Ended June 30, 2017
Cash and Cash Equivalents	$14,892,439	$838,433	6%	$14,054,006

Cash and cash equivalents was $14,892,439 and $14,054,006 at June 30, 2018, and June 30, 2017, respectively, a 6% increase. The $838,433 increase during the year ended June 30, 2018 when compared to the year ended June 30, 2017 is principally the result of the payment of $999,990 for the redemption of Series B-1 Preferred.

Net Cash Flows from Operating Activities

	Year Ended June 30, 2018	$ Change	% Change	Year Ended June 30, 2017
Cash flows provided by operating activities	$2,179,486	$(77,652)	-3%	$2,257,138

Net cash provided by operating activities is summarized as follows:

	2018	2017
Net income	$3,408,783	$3,777,532
Noncash expense and income, net	1,687,888	2,088,149
Net changes in operating assets and liabilities	(2,917,185)	(3,608,543)
	$2,179,486	$2,257,138

Non-cash expense decreased by $400,261 in the year ended June 30, 2018 compared to June 30, 2017.  Non-cash expense decreased due to a decrease in stock compensation, offset in part by an increase in bad debt accrual. The reduction in operating assets fell versus the comparable period due to an increase in accounts receivables and a decrease in accrued liabilities, offset in part by a decrease in long-term receivable and an increase in accounts payable.

Net Cash Flows used in Investing Activities

	Year Ended June 30, 2018	$ Change	% Change	Year Ended June 30, 2017
Cash flows (used in) investing activities	$(315,246)	1,635,456	84%	$(1,950,702)

Net cash flows used in investing activities for the year ended June 30, 2018 was $315,246 compared to net cash flows used in investing activities of $1,950,702 for the year ended June 30, 2017. This $1,635,456 decrease in cash used in investing activities for the year ended June 30, 2018 when compared to the same period in 2017 was due to a decrease in fixed asset purchases offset in part by the capitalization of software costs.

Net Cash Flows from Financing Activities

	Year Ended June 30, 2018	$ Change	% Change	Year Ended June 30, 2017
Cash flows provided by (used in) financing activities	$(1,025,807)	$3,329,989	145%	$2,304,182

Net cash used in financing activities totaled $1,025,807 for the year ended June 30, 2018 compared to cash flows provided by financing activities of $2,304,182 for the year ended June 30, 2017. The decrease in net cash related to financing activities is primarily attributable to a $2,090,000 reduction of cash received from borrowing versus the comparable period, the redemption of $1.0 million of the Company’s Series B-1 Preferred as well as the payment of $782,000 in dividends on the Series B-1 Preferred in cash versus payment in kind in the comparable period, offset in part by a $511,000 increase in proceeds from the exercise of warrants, and a $21,000 increase in proceeds from employ stock plans.

Liquidity and Working Capital

At June 30, 2018, the Company had positive working capital of $15,743,569, as compared with positive working capital of $10,536,804 at June 30, 2017. This $5,206,765 increase in working capital is principally due to an increase of $3,715,508 in accounts receivable, an increase of $838,433 in cash, an increase of $472,787 in prepaid expense and other current assets, a reduction of $1,339,286 in accrued liabilities, a reduction of $130,138 in the current portion of notes payable, and a reduction of $15,560 in deferred revenue, offset in part by an increase of $924,947 in accounts payable, and an increase of $380,000 in lines of credit.

While no assurances can be given, management currently believes that the Company will continue to increase its working capital position in subsequent periods and that projected cash flow from operations, and that it will have adequate cash resources to fund its operations and satisfy its debt obligations for at least the next 12 months.

	Year Ended June 30, 2018	$ Change	% Change	Year Ended June 30, 2017
Current assets	$23,733,461	$5,026,728	27%	$18,706,733

Current assets as of June 30, 2018, totaled $23,733,461, an increase of $5,026,728 when compared to $18,706,733 as of June 30, 2017. The increase in current assets is attributable to an increase of $3,715,508 in accounts receivable, an increase in cash of $838,433 in cash, and an increase of $472,787 in prepaid expense and other current assets.

	Year Ended June 30, 2018	$ Change	% Change	Year Ended June 30, 2017
Current liabilities	$7,989,892	$(180,037)	-2%	$8,169,929

Current liabilities totaled $7,989,892 and $8,169,929 as of June 30, 2018, and 2017, respectively. The $180,037 comparative decrease in current liabilities is principally due to a decrease of $1,339,286 in accrued liabilities, a decrease of $130,138 of notes payable, and a decrease of $15,560 of deferred revenue, offset in part by an increase of $924,947 in accounts payable, and an increase of $380,000 in lines of credit.

While no assurances can be given, management believes cash resources and projected cash flow from operations will be sufficient to enable the Company to fund currently anticipated operations and capital spending requirements and to address debt service requirements during the next 12 months without negatively impacting working capital.

Redemption of Shares of Series B Preferred Stock

On January 27, 2018, the Company’s Board of Directors approved the redemption of 93,457 of the 305,859 issued and outstanding shares of the Company’s Series B-1 Preferred (the “Redemption Shares”), and on February 6, 2018, the Company delivered a Notice to the holders of the Series B-1 Preferred notifying the holders of the Company’s intent to redeem the Redemption Shares, on a pro rata basis, on February 7, 2018 (the “Redemption Date”) (the “Series B-1 Redemption”). On the Redemption Date, the Company paid an aggregate total of $1.0 million to the holders of shares of Series B-1 Preferred for the redemption of a total of 93,457 shares of Series B-1 Preferred. Following the Series B-1 Redemption, a total of 212,402 shares of Series B-1 Preferred remain issued and outstanding.

Contractual Obligations

Total contractual obligations and commercial commitments as of June 30, 2018, are summarized in the following table:

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$163,016	$163,016	$-	$-	$-

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

The information required hereunder in this Annual Report is set forth in the financial statements and the notes thereto beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2018. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of June 30, 2018, based on the framework and criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2018.

Haynie and Company, our independent registered public accounting firm, audited our consolidated financial statements included in this Annual Report, has issued an attestation report on the effectiveness of our internal control over financial reporting, which report is included in Part IV below.

(c)	Changes in Internal Controls over Financial Reporting.

Our Chief Executive Officer and Chief Financial Officer have determined that there has been no change, in the Company’s internal control over financial reporting during the period covered by this report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

 None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2018.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2018.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2018.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits, Financial Statements and Schedules

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, Dated August 28, 2008 (1)
2.2	Form of Stock Purchase Agreement (1)
2.3	Form of Stock Voting Agreement (1)
2.4	Form of Promissory Note (2)
3.1	Articles of Incorporation (3)
3.2	Certificate of Amendment (4)
3.3	Certificate of Amendment (5)
3.4	Certificate of Amendment (21)
3.5	Bylaws (3)
3.6	Amended and Restated Bylaws (19)
4.1	Certificate of Designation of the Series A Convertible Preferred Stock (6)
4.2	Certificate of Designation of the Series B Convertible Preferred Stock (7)
4.3	Fourth Amended and Restated Certificate of Designation of the Relative Rights, Powers and Preferences of the Series B Preferred Stock of Park City Group, Inc. (17)
4.4	First Amended and Restated Certificate of Designation of the Relative Rights, Powers and Preferences of the Series B-1 Preferred Stock of Park City Group, Inc. (18)
10.1	Subordinated Promissory Note, dated April 1, 2009, issued to Riverview Financial Corporation (8)
10.2	Amendment to Loan Agreement and Note, by and between U.S. Bank National Association and the Company, dated September 15, 2009 (9)
10.3	Term Loan Agreement, by and between U.S. Bank National Association and the Company, dated May 5, 2010 (10)
10.4	Amendment to Loan Agreement and Note, by and between U.S. Bank National Association and the Company, dated May 5, 2010 (10)
10.5	Promissory Note, dated August 25, 2009, issued to Baylake Bank (11)
10.6	ReposiTrak Omnibus Subscription Agreement (12)
10.7	ReposiTrak Promissory Note (12)
10.8	Fields Employment Agreement (14)
10.9	Services Agreement (14)
10.10	Form of Securities Purchase Agreement (15)
10.11	Employment Agreement by and between Todd Mitchell and Park City Group, Inc., dated September 28, 2015 (16)
10.12	Amendment No. 1 to the Employment Agreement, by and between Park City Group, Inc., Randall K. Fields and Fields Management, Inc., dated July 1, 2016 (20)
10.13	Amendment to Services Agreement (23)
14.1	Code of Ethics and Business Conduct (13)
21	List of Subsidiaries (22)
23	Consent of Haynie & Company, dated September 13, 2018 *
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *

(1)	Incorporated by reference from our Form 8-K dated September 3, 2008.
(2)	Incorporated by reference from our Form 8-K dated September 15, 2008.
(3)	Incorporated by reference from our Form DEF 14C dated June 5, 2002.
(4)	Incorporated by reference from our Form 10-QSB for the year ended Sept 30, 2005.
(5)	Incorporated by reference from our Form 10-KSB dated September 29, 2006.
(6)	Incorporated by reference from our Form 8-K dated June 27, 2007.
(7)	Incorporated by reference from our Form 8-K dated July 21, 2010.
(8)	Incorporated by reference from our Form 8-K dated June 5, 2009.
(9)	Incorporated by reference from our Form 8-K dated September 30, 2009.
(10)	Incorporated by reference from our Form 8-K dated May 6, 2010.
(11)	Incorporated by reference from our Form 8-K dated August 25, 2009.
(12)	Incorporated by reference from our Annual Report on Form 10-K dated September 23, 2013.
(13)	Incorporated by reference from our Form 10-KSB dated September 29, 2008.
(14)	Incorporated by reference from our Form 10-K dated September 11, 2014.
(15)	Incorporated by reference from our Form 8-K dated May 13, 2015.
(16)	Incorporated by reference from our Form 8-K dated September 30, 2015.
(17)	Incorporated by reference from our Form 8-K dated January 14, 2016.
(18)	Incorporated by reference from our Form 8-K dated January 14, 2016.
(19)	Incorporated by reference from our Form 8-K dated October 21, 2016.
(20)	Incorporated by reference from our Form 10-Q dated November 7, 2016.
(21)	Incorporated by reference from our Form 8-K dated July 28, 2017.
(22)	Incorporated by reference from our Form 10-K dated September 13, 2017.
(23)	Incorporated by reference from our Form 10-Q dated May 10, 2018.
*	Filed herewith

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK CITY GROUP, INC.
(Registrant)
Date: September 13, 2018	By: /s/ Randall K. Fields
Principal Executive Officer, Chairman of the Board and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall K. Fields	Chairman of the Board and Director,	September 13, 2018
Randall K. Fields	Chief Executive Officer (Principal Executive Officer)
/s/ Todd Mitchell	Chief Financial Officer	September 13, 2018
Todd Mitchell	(Principal Financial Officer & Principal Accounting Officer)
/s/ Robert W. Allen	Director, and Compensation	September 13, 2018
Robert W. Allen	Committee Chairman
/s/ William S. Kies, Jr.	Director	September 13, 2018
William S. Kies, Jr.
/s/ Richard Juliano	Director	September 13, 2018
Richard Juliano
/s/ Austin F. Noll, Jr.	Director	September 13, 2018
Austin F. Noll, Jr.
/s/ Ronald C. Hodge	Director, and Audit Committee Chairman	September 13, 2018
Ronald C. Hodge

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Park City Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Park City Group, Inc. (the Company) as of June 30, 2018 and 2017, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 13, 2018, expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Haynie & Company
Salt Lake City, Utah
September 13, 2018

We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Park City Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Park City Group, Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets and the related statements of income, comprehensive income, stockholders’ equity, and cash flows of the Company, and our report dated September 13, 2018, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

Haynie & Company
Salt Lake City, Utah
September 13, 2018

PARK CITY GROUP, INC.
Consolidated Balance Sheets

Assets	June 30, 2018	June 30, 2017
Current Assets
Cash	$14,892,439	$14,054,006
Receivables, net allowance for doubtful accounts of $153,220 and $392,250 at June 30, 2018 and 2017, respectively	7,724,635	4,009,127
Prepaid expense and other current assets	1,116,387	643,600

Total Current Assets	23,733,461	18,706,733

Property and equipment, net	1,896,348	2,115,277

Other Assets:
Long-term receivables, deposits, and other assets	1,213,265	2,540,291
Investments	477,884	477,884
Customer relationships	919,800	1,051,200
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	168,926	137,205

Total Other Assets	23,663,761	25,090,466

Total Assets	$49,293,570	$45,912,476

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,490,434	$565,487
Accrued liabilities	745,694	2,084,980
Deferred revenue	2,335,286	2,350,846
Lines of credit	3,230,000	2,850,000
Current portion of notes payable	188,478	318,616

Total current liabilities	7,989,892	8,169,929

Long-term liabilities
Notes payable, less current portion	1,592,077	1,996,953
Other long-term liabilities	7,275	36,743

Total liabilities	9,589,244	10,203,625

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 625,375 issued and outstanding at June 30, 2018 and 2017;	6,254	6,254
Series B-1 Preferred, 550,000 shares authorized; 212,402 and 285,859 shares issued and outstanding at June 30, 2018 and 2017, respectively	2,124	2,859
Common stock, $0.01 par value, 50,000,000 shares authorized; 19,773,549 and 19,423,821 issued and outstanding at June 30, 2018 and 2017, respectively	197,738	194,241
Additional paid-in capital	76,711,887	75,489,189
Accumulated deficit	(37,213,677)	(39,983,692)

Total stockholders’ equity	39,704,326	35,708,851

Total liabilities and stockholders’ equity	$49,293,570	$45,912,476

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended June 30,
	2018	2017

Revenue	$22,036,278	$18,939,263

Operating expense:
Cost of revenue and product support	6,587,486	5,318,042
Sales and marketing	6,403,343	5,097,072
General and administrative	4,894,746	4,136,996
Depreciation and amortization	633,854	486,024
Total operating expense	18,519,429	15,038,134

Income from operations	3,516,849	3,901,129

Other income:
Interest expense	(2,671)	(26,408)
Gain (loss) on disposition of investment	-	10,380

Income before income taxes	3,514,178	3,885,101

(Provision) for income taxes	(105,395)	(107,569)

Net income	3,408,783	3,777,532

Dividends on preferred stock	(573,348)	(790,811)

Net income (loss) applicable to common shareholders	$2,835,435	$2,986,721

Weighted average shares, basic	19,581,000	19,353,000
Weighted average shares, diluted	20,280,000	20,264,000
Basic earnings (loss) per share	$0.14	$0.15
Diluted earnings (loss) per share	$0.14	$0.15

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	For the Years Ended June 30,
	2018	2017

Net income	$3,408,783	$3,777,532
Other Comprehensive Income:
Unrealized loss on marketable securities	-	-
Reclassification adjustment	-	-
Net income on marketable securities		-
Comprehensive income	$3,408,783	$3,777,532

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2016	625,375	$6,254	180,213	$1,802	19,229,313	$192,296	$73,272,620	$(42,970,413)	$30,502,559

Stock issued for:
Accrued compensation	-	-	30,000	300	120,791	1,208	1,081,850	-	1,083,358
Cash	-	-	-	-	29,067	291	223,175	-	223,466
Preferred Dividends-PIK	-	-	75,646	757	-	-	755,715	-	756,472
Preferred Dividends-Declared	-	-	-	-	-	-	-	(790,811)	(790,811)
Exercise of Option/Warrant	-	-	-	-	44,650	446	155,829	-	156,275

Net income	-	-	-	-	-	-	-	3,777,532	3,777,532
Balance, June 30, 2017	625,375	$6,254	285,859	$2,859	19,423,821	$194,241	$75,489,189	$(39,983,692)	$35,708,851

Stock issued for:
Accrued compensation	-	-	20,000	200	136,160	1,361	1,247,149	-	1,248,710
Cash	-	-	-	-	27,018	270	244,147	-	244,417
Preferred Dividends-Declared	-	-	-	-	-	-	-	(573,348)	(573,348)
Exercise of Option/Warrant	-	-	-	-	186,550	1,866	665,037	-	666,903
Redemption	-	-	(93,457)	(935)	-	-	(933,635)	(65,420)	(999,990)

Net income								3,408,783	3,408,783
Balance, June 30, 2018	625,375	$6,254	212,402	$2,124	19,773,549	$197,738	$76,711,887	$(37,213,677)	$39,704,326

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$3,408,783	$3,777,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	633,854	486,024
Stock compensation expense	588,984	1,266,805
Bad debt expense	465,050	345,700
Gain on sale of fixed assets	-	(10,380)
Decrease (increase) in:
Trade receivables	(4,180,558)	(2,325,075)
Long-term receivables, prepaids and other assets	854,239	(1,257,534)
Increase (decrease) in:
Accounts payable	924,947	(14,822)
Accrued liabilities	(500,253)	355,136
Deferred revenue	(15,560)	(366,248)

Net cash provided by operating activities	2,179,486	2,257,138

Cash flows from investing activities:
Cash from sale of property & equipment	-	13,000
Purchase of property and equipment	(204,005)	(1,957,402)
Capitalization of software costs	(111,241)	-
Purchase of long-term investments	-	(6,300)

Net cash used in investing activities	(315,246)	(1,950,702)

Cash flows from financing activities:
Proceeds from employee stock purchase plans	244,417	223,465
Proceeds from exercises of options and warrants	666,903	156,176
Proceeds from issuance of note payable	56,078	1,824,617
Net increase in lines of credit	380,000	350,000
Redemption of Series B-1 Preferred	(999,990)	-
Dividends paid	(782,123)	(10,576)
Payments on notes payable and capital leases	(591,092)	(239,500)

Net cash provided by (used in) financing activities	(1,025,807)	2,304,182

Net increase in cash and cash equivalents	838,433	2,610,618

Cash and cash equivalents at beginning of period	14,054,006	11,443,388

Cash and cash equivalents at end of period	$14,892,439	$14,054,006

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$75,714	$66,163
Cash paid for interest	$166,888	$22,452

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Preferred Stock to pay accrued liabilities	$200,000	$300,000
Common Stock to pay accrued liabilities	$1,048,710	$783,457
Dividends accrued on preferred stock	$573,532	$790,811
Dividends paid with preferred stock	$-	$756,473

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2018 and June 30, 2017

NOTE 1.	DESCRIPTION OF BUSINESS

Summary of Business

Park City Group, Inc. (the “Company”) is a Software-as-a-Service (SaaS) provider, and the parent company of ReposiTrak Inc., a B2B e-commerce, compliance, and supply chain management platform that partners with retailers, wholesalers, and product suppliers to help them source, vet, and transact with their upstream suppliers in order to accelerate sales, control risks, and improve supply chain efficiencies. The Company is incorporated in the state of Nevada. The Company has three principal subsidiaries: PC Group, Inc., a Utah corporation (98.76% owned); Park City Group, Inc., a Delaware corporation (100% owned); and ReposiTrak, Inc., a Utah corporation (100% owned). All intercompany transactions and balances have been eliminated in consolidation.

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

The Securities and Exchange Commission has defined the most critical accounting policies as those that are most important to the portrayal of the Company’s financial condition and results and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company’s most critical accounting policies include: income taxes, goodwill and other long-lived asset valuations, revenue recognition, and the capitalization of software development costs.

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

Other factors indicating significant risk include customers that have filed for bankruptcy or customers for which we have less payment history to rely upon. We rely on historical trends of bad debt as a percentage of total revenue and apply these percentages to the accounts receivable which when realized have been within the range of management’s expectations. The Company does not require collateral from its customers.

The Company’s accounts receivable are derived from sales of products and services primarily to customers operating multilocation retail and grocery stores. The Company writes off accounts receivable when they are determined to be uncollectible. Changes in the allowances for doubtful accounts are recorded as bad debt expense and are included in general and administrative expense in our consolidated financial statements. Amounts that have been invoiced are recorded in accounts receivable (current and long-term), and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

During the year ended June 30, 2018, the Company had one customer that accounted for greater than 10% of accounts receivable. Customer A had a balance of $1,288,980. During the year ended June 30, 2017, the Company had one customer that accounted for greater than 10% of accounts receivable. Customer B had a balance of $403,000.

Prepaid Expense and Other Current Assets

Prepaid expense and other current assets include amounts for which payment has been made but the services have not yet been consumed. The Company’s prepaid expense is made up primarily of prepayments for hosted software applications used in the Company’s operations, maintenance agreements on hardware and software, and other miscellaneous amounts for insurance, membership fees and professional fees. Prepaid expense is amortized on a pro-rata basis to expense accounts as the services are consumed typically by the passage of time or as the service is used.

 Depreciation and Amortization

Depreciation and amortization of property and equipment is computed using the straight-line method based on the following estimated useful lives:

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

Warranties

The Company offers a limited warranty against software defects. Customers who are not completely satisfied with their software purchase may attempt to be reimbursed for their purchases outside the warranty period. For the years ending June 30, 2018 and 2017, the Company did not incur any expense associated with warranty claims.

Revenue Recognition

The Company recognizes revenue when the following conditions are satisfied: (i) there is persuasive evidence of an arrangement, (ii) the service has been provided to the customer, (iii) the collection of our fees is probable, and (iv) the amount of fees to be paid by the customer is fixed or determinable.

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

Agreements with multiple deliverables are accounted for separately if the deliverables have standalone value upon delivery. When considering whether professional services have standalone value, the Company considers: (i) availability of services from other vendors, (ii) the nature and timing of professional services, and (iii) sales of similar services sold separately. Multiple deliverable arrangements are separated into units of accounting and the total contract consideration is allocated to each unit based on relative selling prices.

The business model for the Company’s MarketPlace supplier sourcing and B2B e-commerce solution is still evolving as the Company introduces the platforms capabilities to its customers. In some situations, the Company acts as an agent for suppliers or provides supply chain technology services. In other situation the Company may act as the supplier for certain products. In these transactions the Company recognizes revenue based on the Gross Merchandise Value (“GMV”) of the transaction.

Software Development Costs

The Company accounts for research costs of computer software to be sold, leased or otherwise marketed as expense until technological feasibility has been established for the product. Once technological feasibility is established, the company will occasionally capitalize software costs until the product is available for general release to customers. In these instances, the Company determines technological feasibility for its software products to have been reached when a working prototype is complete and meets or exceeds design specifications including functions, features, and technical performance requirements.

During the 2018 and 2017 fiscal years, capitalized development costs of $65,505 and $45,736, respectively, were amortized into expense. The Company amortizes its developed and purchased software on a straight-line basis over three and five years, respectively.

Research and Development Costs

Research and development costs include personnel costs, engineering, consulting, and contract labor and are expensed as incurred for software that has not achieved technological feasibility.

Advertising Costs

Advertising is expensed as incurred. Advertising costs were approximately $107,656 and $110,600 for the years ended June 30, 2018 and 2017, respectively.

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

For the year ended June 30, 2018 and 2017 warrants to purchase 1,185,549 and 1,372,099 shares of common stock, respectively, were not included in the computation of diluted EPS due to the anti-dilutive effect. Warrants to purchase shares of common stock were outstanding at prices ranging $4.00 from to $10.00 per share at June 30, 2018.

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Year ended June 30,
	2018	2017
Numerator
Net income (loss) applicable to common shareholders	$2,835,435	$2,986,721

Denominator
Weighted average common shares outstanding, basic	19,581,000	19,353,000
Warrants to purchase common stock	699,000	911,000

Weighted average common shares outstanding, diluted	20,280,000	20,264,000

Net income (loss) per share
Basic	$0.14	$0.15
Diluted	$0.14	$0.15

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of twelve months or less to be cash equivalents. Cash and cash equivalents are stated at fair value.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, cash equivalents, receivables, payables, accruals and notes payable. The carrying amount of cash, cash equivalents, receivables, payables and accruals approximates fair value due to the short-term nature of these items. The notes payable also approximate fair value based on evaluations of market interest rates.

Reclassifications

Certain prior-year amounts have been reclassified to conform with the current year’s presentation. Net income was not affected by these reclassifications.

NOTE 3.	INVESTMENTS

As of June 30, 2018, investments represent a 36% ownership in a privately-held corporation and represents initial (January 2016) and subsequent investments. There were nominal earnings for the year ended June 30, 2018.

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

Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s consolidated balance sheet and statements of operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the consolidated statements of operations. The Company’s carrying value in an equity method investee company is reflected in the caption ‘‘Investments’’ in the Company’s consolidated balance sheet.

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

NOTE 4.	RECEIVABLES

Accounts receivable consist of the following:
	2018	2017
Accounts receivable	$7,877,855	$4,401,377
Allowance for doubtful accounts	(153,220)	(392,250)
	$7,724,635	$4,009,127

Accounts receivable consist of trade accounts receivable and unbilled amounts recognized as revenue during the year for which invoicing occurs subsequent to year-end. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

NOTE 5.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following at June 30:

	2018	2017
Computer equipment	$2,920,180	$2,951,179
Furniture and equipment	1,703,586	1,634,081
Leasehold improvements	245,835	245,835
	4,869,601	4,831,095
Less accumulated depreciation and amortization	(2,973,253)	(2,715,818)
	$1,896,348	$2,115,277

Depreciation expense for the years ended June 30, 2018 and 2017 was $422,933 and $308,887, respectively.

NOTE 6.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following at June 30:
	2018	2017
Capitalized software costs	$2,737,312	$2,626,070
Less accumulated amortization	(2,568,386)	(2,488,865)
	$168,926	$137,205

Amortization expense for the years ended June 30, 2018 and 2017 was $79,521 and $45,737, respectively.

NOTE 7.	ACQUISITION RELATED INTANGIBLE ASSETS, NET

Customer relationships consist of the following at June 30:
	2018	2017
Customer relationships	$5,537,161	$5,537,161
Less accumulated amortization	(4,617,361)	(4,485,961)
	$919,800	$1,051,200

Amortization expense for the years ended June 30, 2018 and 2017 was $131,400 and $131,400, respectively.

Estimated aggregate amortization expense per year are as follows:

Years ending June 30:
2019	$131,400
2020	$131,400
2021	$131,400
2022	$131,400
Thereafter	$394,200

NOTE 8.	ACCRUED LIABILITIES

 Accrued liabilities consist of the following at June 30, 2018 and 2017:
	2018	2017
Accrued stock-based compensation	$347,971	$1,054,828
Accrued compensation	300,571	296,553
Accrued other liabilities	(199,564)	265,521
Accrued taxes	298,965	261,561
Accrued dividends	(2,249)	206,522
	$745,694	$2,084,980

NOTE 9.	NOTES PAYABLE

The Company had the following notes payable obligations at June 30, 2018 and 2017:

Notes Payable:	2018	2017
Note payable to a bank, due in monthly installments of $7,860 bearing interest at 4.17% due August 26, 2018, this note is a conversion of a multi-advance note payable initially put in place on August 26, 2013, secured by related capital equipment purchases.	-	99,751
Note payable to a bank, due in monthly installments of $4,932 bearing interest at 4.91% due March 18, 2018, secured by related capital equipment purchases.	-	43,475
Note payable to an entity, due in monthly installments of $4,009 bearing interest at 4.00% due July 1, 2019, secured by long-term investments.	312,456	348,076
Note payable to a bank, 12 month draw period interest only 2% + LIBOR, monthly installments set after draw period, due March 31, 2021, secured by related capital equipment purchase, NBV of approximately $170,000	-	206,996
Note payable to a bank, due in quarterly installments of $53,996 bearing interest at 4.21% balloon payment of $800,000 due July 28, 2022, secured by related capital equipment, NBV of approximately $1,550,000	1,467,599	1,617,271
	$1,780,555	$2,315,569
Less current portion notes payable	(188,478)	(318,616)
	$1,592,077	$1,996,953

Maturities of notes payable at June 30, 2018 are as follows:

Year ending June 30:
2019	$188,478
2020	$200,220
2021	$208,944
2022	$217,903
Thereafter	$965,010

NOTE 10.	LINES OF CREDIT

The Company’s line of credit with a bank has an annual interest rate of 2.5% plus the greater of zero percent or LIBOR and allows for borrowings up to $5,000,000. The line of credit is scheduled to mature on December 31, 2018. The balance on the line of credit was $3,230,000 and $2,850,000 at June 30, 2018 and June 30, 2017, respectively.

NOTE 11.	DEFERRED REVENUE

Deferred revenue consisted of the following at June 30:

	2018	2017
Subscription	$2,056,796	$2,083,070
Other	278,490	267,776
	$2,335,286	$2,350,846

NOTE 12.	INCOME TAXES

  Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Due to the tax rates being changed in the current year, we have used a blended rate of 32.5% compared to 39% as a tax rate.

Net deferred tax liabilities consist of the following components at June 30:
	2018	2017
Deferred tax assets:
NOL Carryover	$31,664,500	48,122,516
Allowance for Bad Debts	39,800	152,978
Accrued Expenses	70,400	365,370
Deferred Revenue	-	(1)
Depreciation	(274,500)	(282,975)
Amortization	(337,000)	(335,797)

Valuation allowance	(31,163,200)	(48,022,091)
Net deferred tax asset	$-	-

The income tax provision differs from the amounts of income tax determined by applying the US federal income tax rate to pretax income from continuing operations for the years ended June 30, 2018 and 2017 due to the following:

	2018	2017
Book Income	$1,107,856	1,473,237
Stock for Services	(88,504)	(163,265)
Change in accrual	(216,453)	110,398
Life Insurance	26,438	26,438
Meals & Entertainment	9,562	10,499
Change in Allowance	(77,685)	123,728
Change in Depreciation	(248,647)	(398,784)
Loss on Sale of Assets	-	(18,852)
NOL Utilization	(512,567)	(1,163,399)
Valuation allowance
	$-	-

At June 30, 2018, the Company had net operating loss carry-forwards of approximately $121,787,000 that may be offset against past and future taxable income from the year 2016 through 2038. A significant portion of the net operating loss carryforwards will begin to expire in 2019.  No tax benefit has been reported in the June 30, 2018 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. In January of 2009 the Company acquired Prescient Applied Intelligence, Inc. which had significant net operating loss carry-forwards. Due to the change in ownership, Prescient's net operating loss carryforwardsmay be limited as to use in future years. The limitation will be determined on a year-to-year basis. In June of 2015 the Company acquired Repositrak, Inc. which had significant net operating loss carryforwards. Due to the change in ownership, Repositrak's net operating loss carryforwards may be limited as to use in future years. The limitation will be determined on a year to year basis.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of June 30, 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

Operating Leases

In September 2012, the Company entered into an office lease at 299 So. Main Street, Suite 2370, Salt Lake City, Utah, 84111, providing for the lease of approximately 5,300 square feet for a period of seven years, commencing on November 1, 2012. The monthly rent was $13,122. In February 2017, the Company amended its office lease, as part of the amendment the Company relocated to 6,700 square feet in Suite 2225. The new monthly rent is $16,843.

Minimum future rental payments under the non-cancelable operating leases are as follows:

Year ending June 30:
2019	$163,016
2020	$-
2021	$-
2022	$-
2023	$-

From time to time the Company may enter into or exit from diminutive operating lease agreements for equipment such as copiers, temporary back up servers, etc. These leases are not of a material amount and thus will not in the aggregate have a material adverse effect on our business, financial condition, results of operation or liquidity.

NOTE 14.	EMPLOYEE BENEFIT PLAN

The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 18 are eligible to participate. The Company, at its discretion, may match employee’s contributions at a percentage determined annually by the Board of Directors. The Company does not currently match contributions. There were no expenses for the years ended June 30, 2018 and 2017.

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

●
Reimbursement of all travel expense related to performance of Directors’ duties on behalf of the Company.

Officers, Key Employees, Consultants and Directors Stock Compensation.

In January 2013, the Board of Directors approved the Second Amended and Restated 2011 Stock Plan (the “Amended 2011 Plan”), which Amended 2011 Plan was approved by shareholders on March 29, 2013. Under the terms of the Amended 2011 Plan, all employees, consultants and directors of the Company are eligible to participate. The maximum aggregate number of shares of common stock that may be granted under the 2011 Plan was increased from 250,000 shares to 550,000 shares. On November 9, 2017, the Company amended the Amended 2011 Plan to increase the maximum aggregate number of shares from 550,000 shares to 675,000 shares.

A Committee of independent members of the Company’s Board of Directors administers the 2011 Plan. The exercise price for each share of common stock purchasable under any incentive stock option granted under the 2011 Plan shall be not less than 100% of the fair market value of the common stock, as determined by the stock exchange on which the common stock trades on the date of grant. If the incentive stock option is granted to a shareholder who possesses more than 10% of the Company’s voting power, then the exercise price shall be not less than 110% of the fair market value on the date of grant. Each option shall be exercisable in whole or in installments as determined by the Committee at the time of the grant of such options. All incentive stock options expire after 10 years. If the incentive stock option is held by a shareholder who possesses more than 10% of the Company's voting power, then the incentive stock option expires after five years. If the option holder is terminated, then the incentive stock options granted to such holder expire no later than three months after the date of termination. For option holders granted incentive stock options exercisable for the first time during any fiscal year and in excess of $100,000 (determined by the fair market value of the shares of common stock as of the grant date), the excess shares of common stock shall not be deemed to be purchased pursuant to incentive stock options.

During the years ended June 30, 2018 and 2017 the Company issued 27,880 and 37,634 shares to its directors and 127,161 and 112,224 shares to employees and consultants, respectively under these plans, 119,597 and 115,596, respectively are included in the rollforward of Restricted Stock units below.

Restricted Stock Units

	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at July 1, 2016	1,051,144	$5.82
Granted	73,625	10.69
Vested and issued	(115,596)	6.28
Forfeited	(26,560)	10.23
Outstanding at June 30, 2017	982,613	6.01
Granted	23,085	10.50
Vested and issued	(119,597)	7.38
Forfeited	(28,487)	10.96
Outstanding at June 30, 2018	857,614	$6.46

The number of restricted stock units outstanding at June 30, 2018 included 18,925 units that have vested but for which shares of common stock had not yet been issued pursuant to the terms of the agreement.

As of June 30, 2018, there was approximately $4.93 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 4.2 years.

Warrants

Outstanding warrants were issued in connection with private placements of the Company’s common stock and with the Series B Preferred Restructure. The following table summarizes information about fixed stock warrants outstanding at June 30, 2018:

	Warrants Outstanding at June 30, 2018			Warrants Exercisable at June 30, 2018
Range of exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$3.45 – 4.00	1,085,068	1.60	$3.94	1,085,068	$3.94
$6.45 – 10.00	100,481.88		$7.29	100,481	$7.29
	1,185,549	1.50	$4.18	1,185,549	$4.18

Preferred Stock

The Company’s articles of incorporation currently authorizes the issuance of up to 30,000,000 shares of ‘blank check’ preferred stock with designations, rights, and preferences as may be determined from time to time by the Company’s Board of Directors, of which 700,000 shares are currently designated as Series B Preferred Stock (“Series B Preferred”) and 550,000 shares are designated as Series B-1 Preferred Stock (“Series B-1 Preferred”).  Both classes of Series B Preferred Stock pay dividends at a rate of 7% per annum if paid by the Company in cash, or 9% if paid by the Company in PIK Shares; the Company may elect to pay accrued dividends on outstanding shares of Series B Preferred in either cash or by the issuance of additional shares of Series B Preferred (“PIK Shares”).

The Company does business with some of the largest retailers and wholesalers in the World. Management believes the Series B-1 Preferred favorably impacts the Company’s overall cost of capital in that it is: (i) perpetual and, therefore, an equity instrument that positively impacts the Company’s coverage ratios, (ii) possesses a below market dividend rate relative to similar instruments, (iii) offers the flexibility of a paid-in-kind (PIK) payment option, and (iv) is without covenants. After exploring alternative options for redeeming the Series B-1 Preferred, management determined that alternative financing options were materially more expensive, or would impair the Company’s net cash position, which management believes could cause customer concerns and negatively impact the Company’s ability to attract new business.

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

As of June 30, 2018, a total of 625,375 shares of Series B Preferred and 212,402 shares of Series B-1 Preferred were issued and outstanding.

NOTE 16.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, August 2015, April 2016, May 2016, September 2017 and November 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, ASU 2016-12 (ASC Topic 606) Revenue from Contracts with Customers, Narrow Scope Improvements and Practical Expedients, ASU 2017-14, Income Statement - Reporting Comprehensive Income (ASC Topic 606), Revenue Recognition (ASC Topic 606), and Revenue from Contracts with Customers (ASC Topic 606): Amendments to SEC Paragraphs pursuant to Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403, respectively. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company currently anticipates adopting the standard using the full retrospective method. We are in the process of completing our analysis on the impact this guidance will have on our Consolidated Financial Statements and related disclosures, as well as identifying the required changes to our policies, processes and controls. The Company is conducting its assessment in order to be able to state the impact of this ASU on our financial position and results of operation.

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

NOTE 17.	RELATED PARTY TRANSACTIONS

The Company issued 66,868 and 8,778 PIK Shares to Messrs. Fields and Allen, respectively, in the year ended June 30, 2017.

Service Agreement.  During the year ended June 30, 2018, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Mr. Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Randall K. Fields, FMI’s designated Executive, who also serves as the Company’s Chairman of the Board of Directors, controls FMI.

The Company had payables of $316,539 and $77,628 to FMI at June 30, 2018 and 2017 respectively, under this Agreement. In addition, during the years ended June 30, 2018 and 2017, 20,000 shares and 30,000 shares of Series B-1 Preferred were paid to FMI in satisfaction of an accrued bonus payable to Mr. Fields, respectively

Randall K. Fields and Robert W. Allen each beneficially own Series B-1 Preferred. As a result of the Series B-1 Redemption, the Company paid an aggregate of $889,159 and $110,831 to Messrs. Fields and Allen, respectively, in consideration for the redemption of 83,099 and 10,358 shares of Series B-1 Preferred. See Note 15.

NOTE 18.	SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, through the filing date and noted no subsequent events that are reasonably likely to impact the financial statements.