Form 10-Q
period 2018-09-30
PARK CITY GROUP INC
filed 2018-11-08
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to _________.

Commission File Number 001-34941

PARK CITY GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

299 South Main Street, Suite 2225 Salt Lake City, UT 84111
(Address of principal executive offices)

(435) 645-2000
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Stock, $0.01 par value, 19,804,400 shares as of November 7, 2018.

PARK CITY GROUP, INC.

-i-

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets (Unaudited)

Assets	September 30, 2018	June 30, 2018
Current assets
Cash	$16,451,196	$14,892,439
Receivables, net allowance for doubtful accounts of $252,720 and $153,220 at September 30, 2018 and June 30, 2018, respectively	3,696,908	4,222,348
Contract asset – unbilled current portion	2,197,201	3,502,287
Prepaid expense and other current assets	829,039	1,116,387

Total current assets	23,174,344	23,733,461

Property and equipment, net	1,809,830	1,896,348

Other assets:
Deposits, and other assets	18,691	18,691
Contract asset – unbilled long-term portion	2,808,194	1,194,574
Investments	477,884	477,884
Customer relationships	886,950	919,800
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	144,410	168,926

Total other assets	25,220,015	23,663,761

Total assets	$50,204,189	$49,293,570

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$939,520	$1,490,434
Accrued liabilities	1,526,448	745,694
Contract liability - deferred revenue	2,115,539	2,335,286
Lines of credit	4,660,000	3,230,000
Current portion of notes payable	36,400	188,478

Total current liabilities	9,277,907	7,989,892

Long-term liabilities
Notes payable, less current portion	267,612	1,592,077
Other long-term liabilities	-	7,275

Total liabilities	9,545,519	9,589,244

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 625,375 issued and outstanding at September 30, 2018 and June 30, 2018;	6,254	6,254
Series B-1 Preferred, 550,000 shares authorized; 212,402 shares issued and outstanding at September 30, 2018 and June 30, 2018.	2,124	2,124
Common stock, $0.01 par value, 50,000,000 shares authorized; 19,792,474 and 19,773,549 issued and outstanding at September 30, 2018 and June 30, 2018, respectively.	197,927	197,738
Additional paid-in capital	76,846,244	76,711,887
Accumulated deficit	(36,393,879)	(37,213,677)

Total stockholders’ equity	40,658,670	39,704,326

Total liabilities and stockholders’ equity	$50,204,189	$49,293,570

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2018	2017

Revenue:	$5,941,994	$4,712,165

Operating expense:
Cost of services and product support	1,728,526	1,418,013
Sales and marketing	1,908,024	1,585,940
General and administrative	1,143,311	1,135,770
Depreciation and amortization	145,375	158,803

Total operating expense	4,925,236	4,298,526

Income from operations	1,016,758	413,639

Other expense:
Interest income	35,124	17,798
Interest expense	(10,473)	(39,989)

Income before income taxes	1,041,409	391,448

(Provision) for income taxes:	(75,000)	(60,598)
Net income	966,409	330,850

Dividends on preferred stock	(146,611)	(117,160)

Net income applicable to common shareholders	$819,798	$213,690

Weighted average shares, basic	19,786,000	19,424,000
Weighted average shares, diluted	20,363,000	20,338,000
Basic income per share	$0.04	$0.01
Diluted income per share	$0.04	$0.01

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$966,409	$330,850
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	145,376	158,803
Stock compensation expense	95,688	198,314
Bad debt expense	100,000	50,000
(Increase) decrease in:
Accounts receivables	1,730,526	(711,674)
Long-term receivables, prepaid and other assets	(1,326,272)	459,814
(Decrease) increase in:
Accounts payable	(550,914)	324,963
Accrued liabilities	666,002	53,993
Deferred revenue	(220,023)	190,454
Net cash provided by operating activities	1,606,792	1,055,517

Cash flows from investing activities:
Capitalization of software costs	-	(111,241)
Purchase of property and equipment	(1,492)	(86,732)
Net cash used in investing activities	(1,492)	(197,973)

Cash flows financing activities:
Net increase in lines of credit	1,430,000	-
Proceeds from issuance of note payable	-	56,078
Payments on notes payable and capital leases	(1,476,543)	(81,842)
Net cash (used in) provided by financing activities	(46,543)	(25,764)

Net increase in cash and cash equivalents	1,558,757	831,780

Cash and cash equivalents at beginning of period	14,892,439	14,054,006
Cash and cash equivalents at end of period	$16,451,196	$14,885,786

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$98,039	$66,163
Cash paid for interest	$8,274	$22,452

Supplemental disclosure of non-cash investing and financing activities:
Common stock to pay accrued liabilities	$134,546	$-
Preferred stock to pay accrued liabilities	$-	$200,000
Dividends accrued on preferred stock	$146,611	$117,160

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  OVERVIEW OF OPERATIONS AND BASIS FOR PRESENTATION

Overview

Park City Group, Inc. (the “Company”) is a Software-as-a-Service (SaaS) provider, and the parent company of ReposiTrak Inc., which operates a business-to-business (“B2B”) e-commerce, compliance, and supply chain management platform that partners with retailers, wholesalers, and product suppliers to help them source, vet, and transact with their suppliers in order to accelerate sales, control risks, and improve supply chain efficiencies.

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

The Company’s services are generally grouped in three application suites, which enable the Company’s customers to better manage the activities of their supply chains: (i) ReposiTrak MarketPlace, encompassing the Company’s supplier discovery and B2B e-commerce solutions, which helps the Company’s customers find new suppliers, (ii) ReposiTrak Compliance and Food Safety solutions, which help the Company’s customers vet suppliers to mitigate the risk of doing business with these suppliers, and (iii) ReposiTrak’s Supply Chain solutions, which help the Company’s customers to more efficiently manage their various transactions with their suppliers.

The Company’s services are delivered though proprietary software products designed, developed, marketed and supported by the Company. These products provide visibility and facilitate improved business processes among all key constituents in the supply chain, starting with the retailer and moving backwards to suppliers and eventually to raw material providers. The Company provides cloud-based applications and services that address e-commerce, supply chain, food safety and compliance activities. The principal customers for the Company’s products are household name multi-store food retail chains and their suppliers, branded food manufacturers, food wholesalers and distributors, and other food service businesses.

The Company has a hub and spoke business model. The Company is typically engaged by retailers and wholesalers (“Hubs”), which in turn require their suppliers (“Spokes”) to utilize the Company’s services.

The Company is incorporated in the state of Nevada and has three principal subsidiaries: PC Group, Inc., a Utah corporation (98.76% owned); Park City Group, Inc., a Delaware corporation (100% owned); and ReposiTrak, Inc., a Utah corporation (100% owned). All intercompany transactions and balances have been eliminated in the Company’s consolidated financial statements, which contain the operating results of the operations of Park City Group, Inc. (Delaware) and ReposiTrak, Inc. Park City Group, Inc. (Nevada) has no business operations separate from the operations conducted through its subsidiaries.

The Company’s principal executive offices are located at 299 South Main Street, Suite 2225, Salt Lake City, Utah 84111. Its telephone number is (435) 645-2000. Its website address is http://www.parkcitygroup.com, and ReposiTrak’s website address is http://repositrak.com.

Basis of Financial Statement Presentation

The interim financial information of the Company as of September 30, 2018 and for the three months ended September 30, 2017 is unaudited, and the balance sheet as of June 30, 2018 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2018. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2018.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements presented herein reflect the consolidated financial position of Park City Group, Inc. and our subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. The methods, estimates, and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results it reports in its financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as those that are most important to the portrayal of the Company’s financial condition and results and require the Company to make its most difficult and subjective judgments, often because of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company’s most critical accounting policies include: revenue recognition, goodwill, other long-lived asset valuations, income taxes, stock-based compensation, and capitalization of software development costs.

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASC 606”). ASC 606 clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. During 2016, the FASB issued certain amendments to the standard relating to the principal versus agent guidance, accounting for licenses of intellectual property identifying performance obligations as well as the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. We adopted ASC 606 using the modified retrospective method on July 1, 2018.

The effect of applying ASC 606 did not result in an opening balance adjustment to retained earnings or any other balance sheet accounts because the Company: (1) identified similar performance obligations under ASC 606 as compared with deliverables and separate units of account previously identified; (2) determined the transaction price to be consistent; and (3) concluded that revenue is recorded at the same point in time, upon performance under both ASC 605 and ASC 606. The adoption of ASC 606 did not require significant changes in our internal controls and procedures over financial reporting and disclosures. However, we made enhancements to existing internal controls and procedures to ensure compliance with the new guidance.

Revenue Recognition

We recognize revenue as we transfer control of deliverables (products, solutions and services) to our customers in an amount reflecting the consideration to which we expect to be entitled. To recognize revenue, we apply the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. We account for a contract based on the terms and conditions the parties agree to, the contract has commercial substance and collectability of consideration is probable. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience.

We may enter into arrangements that consist of multiple performance obligations. Such arrangements may include any combination of our deliverables. To the extent a contract includes multiple promised deliverables, we apply judgment to determine whether promised deliverables are capable of being distinct and are distinct in the context of the contract. If these criteria are not met, the promised deliverables are accounted for as a combined performance obligation. For arrangements with multiple distinct performance obligations, we allocate consideration among the performance obligations based on their relative standalone selling price. Standalone selling price is the price at which we would sell a promised good or service separately to the customer. When not directly observable, we typically estimate standalone selling price by using the expected cost plus a margin approach. We typically establish a standalone selling price range for our deliverables, which is reassessed on a periodic basis or when facts and circumstances change.

For performance obligations where control is transferred over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the deliverables to be provided. Revenue related to fixed-price contracts for application development and systems integration services, consulting or other technology services is recognized as the service is performed using the output method, under which the total value of revenue is recognized on the basis of each contract’s deliverable(s) as they are completed and when value is transferred to a customer. Revenue related to fixed-price application maintenance, testing and business process services is recognized based on our right to invoice for services performed for contracts in which the invoicing is representative of the value being delivered, in accordance with the practical expedient in ASC 606-10-55-18.

If our invoicing is not consistent with the value delivered, revenue is recognized as the service is performed based on the method described above. The output method measures the results achieved and value transferred to a customer, which is updated as the project progresses to reflect the latest available information; such estimates and changes in estimates involve the use of judgment. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known and any anticipated losses on contracts are recognized immediately. Revenue related to fixed-price hosting and infrastructure services is recognized based on our right to invoice for services performed for contracts in which the invoicing is representative of the value being delivered, in accordance with the practical expedient in ASC 606-10-55-18. If our invoicing is not consistent with value delivered, revenue is recognized on a straight-line basis unless revenue is earned and obligations are fulfilled in a different pattern. The revenue recognition method applied to the types of contracts described above provides the most faithful depiction of performance towards satisfaction of our performance obligations.

Revenue related to our software license arrangements that do not require significant modification or customization of the underlying software is recognized when the software is delivered as control is transferred at a point in time. For software license arrangements that require significant functionality enhancements or modification of the software, revenue for the software license and related services is recognized as the services are performed in accordance with the methods described above. In software hosting arrangements, the rights provided to the customer, such as ownership of a license, contract termination provisions and the feasibility of the client to operate the software, are considered in determining whether the arrangement includes a license or a service. Revenue related to software maintenance and support is generally recognized on a straight-line basis over the contract period.

Revenue related to transaction-based or volume-based contracts is recognized over the period the services are provided in a manner that corresponds with the value transferred to the customer to-date relative to the remaining services to be provided.

From time to time, we may enter into arrangements with third party suppliers to resell products or services. In such cases, we evaluate whether we are the principal (i.e. report revenue on a gross basis) or agent (i.e. report revenue on a net basis). In doing so, we first evaluate whether we control the good or service before it is transferred to the customer. If we control the good or service before it is transferred to the customer, we are the principal; if not, we are the agent. Determining whether we control the good or service before it is transferred to the customer may require judgment.

We provide customers with assurance that the related deliverable will function as the parties intended because it complies with agreed-upon specifications. General updates or patch fixes are not considered an additional performance obligation in the contract.

Variable consideration is estimated using either the sum of probability weighted amounts in a range of possible consideration amounts (expected value), or the single most likely amount in a range of possible consideration amounts (most likely amount), depending on which method better predicts the amount of consideration to which we may be entitled. We include in the transaction price variable consideration only to the extent it is probable that a significant reversal of revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price may involve judgment and are based largely on an assessment of our anticipated performance and all information that is reasonably available to us.

We assess the timing of the transfer of goods or services to the customer as compared to the timing of payments to determine whether a significant financing component exists. As a practical expedient, we do not assess the existence of a significant financing component when the difference between payment and transfer of deliverables is a year or less. If the difference in timing arises for reasons other than the provision of finance to either the customer or us, no financing component is deemed to exist. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our services, not to receive or provide financing from or to customers. We do not consider set up or transition fees paid upfront by our customers to represent a financing component, as such fees are required to encourage customer commitment to the project and protect us from early termination of the contract.

Trade Accounts Receivable and Contract Balances

We classify our right to consideration in exchange for deliverables as either a receivable or a contract asset (unbilled receivable). A receivable is a right to consideration that is unconditional (i.e. only the passage of time is required before payment is due). For example, we recognize a receivable for revenue related to our transaction or volume-based contracts when earned regardless of whether amounts have been billed. We present such receivables in trade accounts receivable, net in our consolidated statements of financial position at their net estimated realizable value. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables, judgement, and other applicable factors.

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in current and other assets in our consolidated balance sheets and primarily relate to unbilled amounts on fixed-price contracts utilizing the output method of revenue recognition. The table below shows movements in contract assets:

Contract assets
Balance – June 30, 2018	$4,696,861
Revenue recognized during the period but not billed	1,191,104
Amounts reclassified to accounts receivable	(882,570)
Other	-
Balance – September 30, 2018	$5,005,395(1)

(1)
Contract asset balances for September 30, 2018 includes a current and long-term contract asset, $2,197,201 and $2,808,194, respectively.

Our contract assets and liabilities are reported in a net position at the end of each reporting period. The difference between the opening and closing balances of our contract assets and deferred revenue primarily results from the timing difference between our performance obligations and the customer’s payment. We receive payments from customers based on the terms established in our contracts, which may vary generally by contract type.

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period disclosed:

Contract liability
Balance – June 30, 2018	$2,335,286
Amounts billed but not recognized as revenue	395,565
Revenue recognized related to the opening balance of deferred revenue	(615,312)
Other	-
Balance – September 30, 2018	$2,115,539

Our contract assets and liabilities are reported in a net position on a contract by contract basis at the end of each reporting period. The difference between the opening and closing balances of our contract assets and deferred revenues primarily results from the timing difference between our performance obligations and the customer’s payment. We receive payments from customers based on the terms established in our contracts, which may vary generally by contract type.

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by customer geography and contract-type. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market and other economic factors:

For the Three Months Ended, September 30 2018
Geography	Subscription & support	Professional services	Transaction based	Total
North America	$4,060,615	$1,090,089	$778,349	$5,928,854
International	-	-	12,941	12,941
Total	$4,060,615	$1,090,089	$791,290	$5,941,994

Earnings Per Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue shares of common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share.

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	September 30,
	2018	2017
Numerator
Net income applicable to common shareholders	$819,798	$213,690

Denominator
Weighted average common shares outstanding, basic	19,786,000	19,424,000
Warrants to purchase common stock	577,000	914,000

Weighted average common shares outstanding, diluted	20,363,000	20,338,000

Net income per share
Basic	$0.04	$0.01
Diluted	$0.04	$0.01

Reclassifications

            Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications have no impact on the previously reported results.

NOTE 3.  EQUITY

Restricted Stock Units	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at June 30, 2018	857,614	$6.46
Granted	1,112	9.00
Vested and issued	(7,859)	7.98
Forfeited	(638)	13.60
Outstanding at September 30, 2018	850,229	$5.70

The number of restricted stock units outstanding at September 30, 2018 included 11,927 units that have vested but for which shares of common stock had not yet been issued pursuant to the terms of the agreement.

As of September 30, 2018, there was approximately $4.85 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 3.94 years.

Warrants

 The following table summarizes information about warrants outstanding and exercisable at September 30, 2018:

	Warrants			Warrants
	Outstanding			Exercisable
	at September 30, 2018			at September 30, 2018
Range of exercise prices Warrants	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.00	1,085,068	1.35	$4.00	1,085,068	$4.00
$6.45 – 10.00	49,318	0.62	$8.16	49,318	$8.16
	1,134,386	1.31	$4.18	1,134,386	$4.18

Preferred Stock

The Company’s articles of incorporation currently authorize the issuance of up to 30,000,000 shares of “blank check” preferred stock with designations, rights, and preferences as may be determined from time to time by the Company’s Board of Directors, of which 700,000 shares are currently designated as Series B Preferred Stock (“Series B Preferred”) and 550,000 shares are designated as Series B-1 Preferred. As of September 30, 2018, a total of 625,375 shares of Series B Preferred and 212,402 shares of Series B-1 Preferred were issued and outstanding. Both classes of Series B Preferred Stock pay dividends at a rate of 7% per annum if paid by the Company in cash, or 9% if paid by the Company in additional shares of Series B Preferred (“PIK Shares”), the Company may elect to pay accrued dividends on outstanding shares of Series B Preferred in either cash or by the issuance of PIK Shares.

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

Section 4 of the Company’s First Amended and Restated Certificate of Designation of the Relative Rights, Powers and Preferences of the Series B-1 Preferred Stock, as amended (the “Series B-1 COD”), provides the Company’s Board of Directors with the right to redeem any or all of the outstanding shares of the Company’s Series B-1 Preferred for a cash payment of $10.70 per share at any time upon providing the holders of Series B-1 Preferred at least ten days written notice that sets forth the date on which the redemption will occur (the “Redemption Notice”).

In July 2017, the Company issued 20,000 shares of Series B-1 Preferred in satisfaction of an accrued bonus payable to the Company’s Chief Executive Officer.

On February 6, 2018, the Company delivered a Redemption Notice to certain holders of the Series B-1 Preferred notifying the holders of the Company’s intent to redeem certain shares of Series B-1 Preferred on February 7, 2018 (the “Redemption Date”) (the “Series B-1 Redemption”). On the Redemption Date, the Company paid an aggregate total of $999,990 to the holders of shares of Series B-1 Preferred, resulting in the redemption of 93,457 shares of Series B-1 Preferred. Following the Series B-1 Redemption, a total of 212,402 shares of Series B-1 Preferred remain issued and outstanding.

NOTE 4.  RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2018, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields also serves as the Company’s Chairman of the Board of Directors and controls FMI. The Company had payables of $45,200 and $316,539 to FMI at September 30, 2018 and June 30, 2018, respectively, under this Agreement. In addition, in the first quarter of fiscal 2017, 20,000 shares of Series B-1 Preferred were paid to FMI in satisfaction of an accrued bonus payable to Mr. Fields.

Randall K. Fields and Robert W. Allen each beneficially own Series B-1 Preferred. As a result of the Series B-1 Redemption, the Company paid an aggregate of $889,159 and $110,831 to Messrs. Fields and Allen, respectively, in consideration for the redemption of 83,099 and 10,358 shares of Series B-1 Preferred. See Note 3.

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

 In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-15 “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This ASU requires companies to defer specific implementation costs incurred in a Cloud Computing Arrangement (“CCA”) that are often expensed as incurred under current GAAP, and recognize the expense over the noncancelable term of the CCA. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Although we are still evaluating the impact of this new standard, we do not believe that the adoption will materially impact our Condensed Consolidated Financial Statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, amends, and adds disclosure requirements for fair value measurements. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Although we are still evaluating the impact of this new standard, we do not believe that the adoption will materially impact our Condensed Consolidated Financial Statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04 “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which amends and simplifies the accounting standard for goodwill impairment. The new standard removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount a reporting unit’s carrying value exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. We are currently assessing the implication of our adoption as well as the potential impact that the standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. We expect to adopt these provisions on January 1, 2019, including interim periods subsequent to the adoption date, which can be applied using a full retrospective or modified retrospective approach. Since the issuance of ASU 2016-02, the FASB has issued several amendments which clarify certain points in Topic 842, including ASU 2018-01 (“Land Easement Practical Expedient”), ASU 2018-10 (“Codification Improvements”), and ASU 2018-11 (“Targeted Improvements”). We anticipate adopting all of these standards at the same time effective January 1, 2019. After our preliminary review, we do not expect adoption of the standard to have a significant impact on our consolidated statements of income or the assets and liabilities within our consolidated balance sheet to be material.

NOTE 6.  SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events through the filing date and noted no subsequent events that are reasonably likely to impact the financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our June 30, 2018 Annual Report on Form 10-K, incorporated by reference herein. Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

Park City Group, Inc. (the “Company”) is a Software-as-a-Service (SaaS) provider, and the parent company of ReposiTrak Inc., a business-to-business (“B2B”) e-commerce, compliance, and supply chain management platform company that partners with retailers, wholesalers, and product suppliers to help them source, vet, and transact with their suppliers in order to accelerate sales, control risks, and improve supply chain efficiencies.

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

The Company is incorporated in the state of Nevada and has three principal subsidiaries: PC Group, Inc., a Utah corporation (98.76% owned); Park City Group, Inc., a Delaware corporation (100% owned); and ReposiTrak, Inc., a Utah corporation (100% owned). All intercompany transactions and balances have been eliminated in the Company’s consolidated financial statements, which contain the operating results of the operations of Park City Group, Inc. (Delaware) and ReposiTrak, Inc. Park City Group, Inc. (Nevada) has no business operations separate from the operations conducted through its subsidiaries.

The Company’s principal executive offices are located at 299 South Main Street, Suite 2225, Salt Lake City, Utah 84111. Its telephone number is (435) 645-2000. Its website address is http://www.parkcitygroup.com, and ReposiTrak’s website address is http://repositrak.com.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017.

Revenue

	Fiscal Quarter Ended September 30,		Variance
	2018	2017	Dollars	Percent
Revenue	$5,941,994	$4,712,165	$1,229,829	26%

Revenue was $5,941,994 and $4,712,165 for the three months ended September 30, 2018 and 2017, respectively, a 26% increase. This increase was driven by growth in all services, and in particular the addition of revenue from the Company’s ReposiTrak Compliance and MarketPlace B2B e-commerce services.

While no assurances can be given, management currently believes that revenue will continue to increase in subsequent periods primarily due to growth in new customers for all of the Company’s services, and in particular the Company’s MarketPlace B2B e-commerce services, and secondarily due to the Company’s strategy of cross-selling existing customers other services.

Cost of Services and Product Support

	Fiscal Quarter Ended September 30,		Variance
	2018	2017	Dollars	Percent
Cost of services and product support	$1,728,526	$1,418,013	$310,513	22%
Percent of total revenue	29%	30%

Cost of services and product support was $1,728,526 and $1,418,013 for the three months ended September 30, 2018 and 2017, respectively, a 22% increase. This increase is primarily attributable to costs related to an increase in cost of goods sold associated with new product introductions, including MarketPlace and expansion of ReposiTrak compliance capabilities to include new attributes.

Sales and Marketing Expense

	Fiscal Quarter Ended September 30,		Variance
	2018	2017	Dollars	Percent
Sales and marketing	$1,908,024	$1,585,940	$322,084	20%
Percent of total revenue	32%	34%

Sales and marketing expense was $1,908,024 and $1,585,940 for the three months ended September 30, 2018 and 2017, respectively, a 20% increase. This increase in sales and marketing expense is due to an increase in head count and salary expense associated with the expansion of the Company’s sales team and associated expense, and to a lesser extent higher marketing expense associated with advertising, trade shows and promotional activities.

While no assurances can be given, management currently expects sales and marketing expense to continue to increase in absolute value in subsequent periods, but to fall as a percentage of total revenue as it continues to transition to an inside sales model.

General and Administrative Expense

	Fiscal Quarter Ended September 30,		Variance
	2018	2017	Dollars	Percent
General and administrative	$1,143,311	$1,135,770	$7,541	1%
Percent of total revenue	19%	24%

General and administrative expense was $1,143,311 and $1,135,770 for the three months ended September 30, 2018 and 2017, respectively, a 1% increase. General and administrative expense was roughly comparable with a year ago due to a decrease in third-party software expense and professional fees due to the completion of the initial stages of the Company’s plan to automate and optimize processes to accommodate growth and lower stock compensation expense, offset in part by an increase in bad debt expense.

While no assurances can be given, management currently expects general and administrative expense to increase in absolute value in subsequent periods, but to fall as a percentage of total revenue as it benefits from investments in automation and process optimization.

Depreciation and Amortization Expense

	Fiscal Quarter Ended September 30,		Variance
	2018	2017	Dollars	Percent
Depreciation and amortization	$145,375	$158,803	$(13,428)	-8%
Percent of total revenue	2%	3%

  Depreciation and amortization expense was $145,375 and $158,803 for the three months ended September 30, 2018 and 2017, respectively, a decrease of 8%. This decrease is primarily due to the full depreciation of computer hardware and software.

Other Income and Expense

	Fiscal Quarter Ended September 30,		Variance
	2018	2017	Dollars	Percent
Net other income (expense)	$24,651	$(22,191)	$46,842	NM
Percent of total revenue	NM	NM

  Net other income was $24,651 for the three months ended September 30, 2018 compared to net other expense of $22,191 for the three months ended September 30, 2017. Other income was positive in the quarter versus negative in the comparable period a year ago due to an increase in interest income as a result of a higher yields on the company’s cash balance and lower fees on equipment financing versus the comparable period a year ago.

 Preferred Dividends

	Fiscal Quarter Ended September 30,		Variance
	2018	2017	Dollars	Percent
Preferred dividends	$146,611	$117,160	$29,451	25%
Percent of total revenue	2%	2%

Dividends accrued on the Company’s Series B-1 Preferred was $146,611 for the three months ended September 30, 2018, compared to dividends accrued on the Series B-1 Preferred of $117,160 for the three months ended September 30, 2017. This increase was due to an adjustment in dividends paid for the three months ended September 30, 2017 to reflect the Company’s decision to pay dividends related to its Series B-1 Preferred for the three months ended June 30, 2017 in cash as opposed to shares of Series B-1 Preferred.

Financial Position, Liquidity and Capital Resources

We believe that our existing cash and short-term investments, together with funds generated from operations, are sufficient to fund operating and investment requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth and expansion of our sales and marketing activities, the timing and extent of spending required for research and development efforts and the continuing market acceptance of our products.

	As of		Variance
	September 30, 2018	June 30, 2018	Dollars	Percent
Cash and cash equivalents	$16,451,196	$14,892,439	$1,558,757	10%

We have historically funded our operations with cash from operations, equity financings, and borrowings from the issuance of debt. Cash was $16,451,196 and $14,892,439 at September 30, 2018 and June 30, 2018, respectively. This 10% increase is principally the result of increased cash flows from operations due to higher revenue.

Net Cash Flows from Operating Activities

	Three Months Ended September 30,		Variance
	2018	2017	Dollars	Percent
Cash provided by operating activities	$1,606,792	$1,055,517	$551,275	52%

  Net cash provided by operating activities is summarized as follows:

	Three Months Ended September 30,
	2018	2017
Net Income	$966,409	$330,850
Noncash expense and income, net	341,064	407,117
Net changes in operating assets and liabilities	299,319	317,550
	$1,606,792	$1,055,517

Net cash used in operating activities increased primarily as a result of higher net income, offset in part by lower non-cash expense and a lower reduction in operating assets and liabilities. Noncash expense decreased by $66,053 in the three months ended September 30, 2018 compared to September 30, 2017. Noncash expense decreased as a result of a decrease in stock compensation, offset in part by an increase in bad debt accrual. The reduction in operating assets fell versus the comparable period due to a reduction in accounts payable and deferred revenue, offset in part by an increase in trade receivables.

Net Cash Flows used in Investing Activities

	Three Months Ended September 30,		Variance
	2018	2017	Dollars	Percent
Cash used in investing activities	$1,492	$197,973	$(196,481)	99%

Net cash used in investing activities for the three months ended September 30, 2018 was $1,492 compared to net cash used in investing activities of $197,973 for the three months ended September 30, 2017. This decrease in cash used in investing activities for the three months ended September 30, 2018 is due to a decrease in fixed asset purchases and capitalized software costs.

Net Cash Flows from Financing Activities

	Three Months Ended September 30,		Variance
	2018	2017	Dollars	Percent
Cash (used in) provided by financing activities	$(46,543)	$(25,764)	$20,779	81%

Net cash used in financing activities totaled $46,543 for the three months ended September 30, 2018 as compared to cash flows provided by financing activities of $25,764 for the three months ended September 30, 2017. The increase in net cash used by financing activities is primarily attributable to an increase in the payment of notes payable, offset in part by an increase in amounts drawn on the Company’s line of credit.

Working Capital

At September 30, 2018, the Company had positive working capital of $13,896,437, as compared to positive working capital of $15,743,569 at June 30, 2018. This $1,847,132 decrease in working capital is primarily due to a decrease of $1,830,526 in accounts receivable and short-term contract assets, a decrease of $550,914 in accounts payable, a decrease of $287,348 in prepaid expenses, a decrease of $219,747 in deferred revenue, and a decrease of $152,078 in the current portion of notes payable, offset by an increase of $1,558,757 in cash, an increase of $1,430,000 in amounts drawn on the Company’s line of credit, and an increase of $780,754 in accrued liabilities. While no assurances can be given, management currently believes that the Company will increase its working capital position in subsequent periods.

	As of September 30,	As of June 30,	Variance
	2018	2018	Dollars	Percent
Current assets	$23,174,344	$23,733,461	$(559,117)	-2%

Current assets as of September 30, 2018 totaled $23,174,344, a decrease of $559,117 as compared to $23,733,461 as of June 30, 2018. The decrease in current assets is attributable to a decrease of $1,830,526 in accounts receivable and short-term contract assets, a decrease of $287,348 in prepaid expense and other current assets, offset in part by an increase of $1,558,757 in cash.

	As of September 30,	As of June 30,	Variance
	2018	2018	Dollars	Percent
Current liabilities	$9,277,907	$7,989,892	$1,288,015	16%

Current liabilities totaled $9,277,907 as of September 30, 2018 as compared to $7,989,892 as of June 30, 2018. The comparative increase in current liabilities is principally due to an increase of $1,430,000 in amounts drawn on the Company’s line of credit and an increase of $780,754 in accrued liabilities, offset in part by a reduction of $550,914 in accounts payable, a reduction of $219,747 in deferred revenue, and a reduction of $152,078 in the current portion of notes payable.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenue, and results of operation, liquidity or capital expenditures.

Contractual Obligations

Total contractual obligations and commercial commitments as of September 30, 2018 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$92,966	$92,966	$-	$-	$-

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

Revenue Recognition

Effective July 1, 2018, we adopted the Financial Accounting Standards Board’s Accounting Standards Update 2014-09: Revenue from Contracts with Customers (Topic 606), and its related amendments (“ASU 2014-09”). ASU 2014-09 provides a unified model to determine when and how revenue is recognized and enhances certain disclosure around the nature, timing, amount and uncertainty of revenue and cash flows arising from customers.

ASU 2014-09 represents a change in the accounting model utilized for the recognition of revenue and certain expenses arising from contracts with customers. We adopted ASU 2014-09 using a “modified retrospective” approach and, accordingly, revenue and expense totals for all periods before July 1, 2018 reflect those previously reported under the prior accounting model and have not been restated.

See Note 2 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of the impact of the adoption of new accounting standards on our financial statements. Following the adoption of this guidance, the revenue recognition for our sales arrangements remained materially consistent with our historical practice and there have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. At September 30, 2018, the debt portfolio was composed of approximately 94% variable rate debt and 6% fixed rate debt.

	September 30, 2018 (Unaudited)	Percent of Total Debt
Fixed rate debt	$304,012	6%
Variable rate debt	4,660,000	94%
Total debt	$4,964,012	100%

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2018:

Cash:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$16,451,196	1.65%

ITEM 4.  CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2018 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.  RISK FACTORS

There are no risk factors identified by the Company in addition to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

PARK CITY GROUP, INC.

Date: November 8, 2018	By:	/s/ Randall K. Fields
Randall K. Fields
Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Todd Mitchell
Todd Mitchell
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)