Form 10-Q
period 2018-12-31
PARK CITY GROUP INC
filed 2019-02-07
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to _________.

Commission File Number 001-34941

PARK CITY GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Stock, $0.01 par value, 19,853,395 shares as of February 6, 2019.

PARK CITY GROUP, INC.

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets (Unaudited)

Assets	December 31, 2018	June 30, 2018
Current assets
Cash	$16,682,282	$14,892,439
Receivables, net allowance for doubtful accounts of $346,204 and $153,220 at December 31, 2018 and June 30, 2018, respectively	4,588,663	4,222,348
Contract asset – unbilled current portion	2,727,921	3,502,287
Prepaid expense and other current assets	1,028,417	1,116,387

Total current assets	25,027,283	23,733,461

Property and equipment, net	1,725,221	1,896,348

Other assets:
Deposits, and other assets	18,691	18,691
Contract asset – unbilled long-term portion	3,175,125	1,194,574
Investments	477,884	477,884
Customer relationships	854,100	919,800
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	119,895	168,926

Total other assets	25,529,581	23,663,761

Total assets	$52,282,085	$49,293,570

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$838,151	$1,490,434
Accrued liabilities	1,336,526	745,694
Contract liability - deferred revenue	2,671,296	2,335,286
Lines of credit	4,660,000	3,230,000
Current portion of notes payable	36,768	188,478

Total current liabilities	9,542,741	7,989,892

Long-term liabilities
Notes payable, less current portion	258,209	1,592,077
Other long-term liabilities	-	7,275

Total liabilities	9,800,950	9,589,244

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 625,375 issued and outstanding at December 31, 2018 and June 30, 2018;	6,254	6,254
Series B-1 Preferred, 550,000 shares authorized; 212,402 shares issued and outstanding at December 31, 2018 and June 30, 2018.	2,124	2,124
Common stock, $0.01 par value, 50,000,000 shares authorized; 19,839,261 and 19,773,548 issued and outstanding at December 31, 2018 and June 30, 2018, respectively.	198,395	197,738
Additional paid-in capital	77,129,244	76,711,887
Accumulated deficit	(34,854,882)	(37,213,677)

Total stockholders’ equity	42,481,135	39,704,326

Total liabilities and stockholders’ equity	$52,282,085	$49,293,570

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

Revenue	$5,565,237	$5,724,706	$11,507,231	$10,436,871

Operating expense:
Cost of services and product support	1,270,659	1,426,351	2,999,185	2,844,364
Sales and marketing	1,139,855	1,621,149	3,047,879	3,207,089
General and administrative	1,326,735	1,140,085	2,470,046	2,275,855
Depreciation and amortization	144,030	163,825	289,405	322,628

Total operating expense	3,881,279	4,351,410	8,806,515	8,649,936

Income from operations	1,683,958	1,373,296	2,700,716	1,786,935

Other income (expense):
Interest income	54,773	-	89,897	-
Interest expense	(5,623)	(7,696)	(16,096)	(29,887)

Income before income taxes	1,733,108	1,365,600	2,774,517	1,757,048

(Provision) for income taxes:	(47,500)	(15,116)	(122,500)	(75,714)
Net income	1,685,608	1,350,484	2,652,017	1,681,334

Dividends on preferred stock	(146,611)	(162,966)	(293,222)	(280,126)

Net income applicable to common shareholders	$1,538,997	$1,187,518	$2,358,795	$1,401,208

Weighted average shares, basic	19,822,000	19,487,000	19,804,000	19,455,000
Weighted average shares, diluted	20,375,000	20,338,000	20,474,000	20,340,000
Basic income per share	$0.08	$0.06	$0.12	$0.07
Diluted income per share	$0.08	$0.06	$0.12	$0.07

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2018	2017
Cash flows operating activities:
Net income	$2,652,017	$1,681,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	289,405	322,628
Stock compensation expense	323,273	388,099
Bad debt expense	200,000	195,050
(Increase) decrease in:
Accounts receivables	208,051	(2,046,797)
Long-term receivables, prepaids and other assets	(1,892,581)	621,015
(Decrease) increase in:
Accounts payable	(652,283)	73,931
Accrued liabilities	366,966	74,383
Deferred revenue	335,734	58,970
Net cash provided by operating activities	1,830,582	1,368,613

Cash flows investing activities:
Capitalization of software costs	-	(111,241)
Purchase of property and equipment	(3,547)	(177,643)
Net cash used in investing activities	(3,547)	(288,884)

Cash flows financing activities:
Net increase in lines of credit	1,430,000	-
Proceeds from issuance of note payable	-	56,078
Proceeds from exercise of warrants	164,977	-
Proceeds from employee stock plan	-	119,790
Dividends paid	(146,611)	(325,931)
Payments on notes payable and capital leases	(1,485,578)	(165,164)
Net cash used in financing activities	(37,192)	(315,227)

Net increase in cash and cash equivalents	1,789,843	764,502

Cash and cash equivalents at beginning of period	14,892,439	14,054,006
Cash and cash equivalents at end of period	$16,682,282	$14,818,508

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$47,500	$75,714
Cash paid for interest	$5,622	$123,921

Supplemental disclosure of non-cash investing and financing activities:
Common stock to pay accrued liabilities	$253,017	$734,350
Preferred stock to pay accrued liabilities	$-	$200,000
Dividends accrued on preferred stock	$293,222	$280,126

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

The Company’s supply chain and MarketPlace services provide its customers with greater flexibility in sourcing products by enabling them to choose new suppliers and integrate them into their supply chain faster and more cost effectively, and it helps them to more efficiently manage these relationships, enhancing revenue while lowering working capital, labor costs and waste. The Company’s food safety and compliance solutions help reduce a company’s potential regulatory, legal, and criminal risk from its supply chain partners by providing a way for them to ensure these suppliers are compliant with food safety regulations, such as the Food Safety Modernization Act of 2011 (“FSMA”).

The Company’s services are grouped in three application suites: (i) ReposiTrak MarketPlace, encompassing the Company’s supplier discovery and B2B e-commerce solutions, which helps the Company’s customers find new suppliers, (ii) ReposiTrak Compliance and Food Safety solutions, which help the Company’s customers vet suppliers to mitigate the risk of doing business with these suppliers, and (iii) ReposiTrak’s Supply Chain solutions, which help the Company’s customers to more efficiently manage their various transactions with their suppliers.

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

Basis of Financial Statement Presentation

The interim financial information of the Company as of December 31, 2018 and for the three and six months ended December 31, 2018 is unaudited, and the balance sheet as of June 30, 2018 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2018. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended December 31, 2018 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2018.

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

For performance obligations where control is transferred over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the deliverables to be provided. Revenue related to fixed-price contracts for application development and systems integration services, consulting or other technology services is recognized as the service is performed using the output method, under which the total value of revenue is recognized based on each contract’s deliverable(s) as they are completed and when value is transferred to a customer. Revenue related to fixed-price application maintenance, testing and business process services is recognized based on our right to invoice for services performed for contracts in which the invoicing is representative of the value being delivered, in accordance with the practical expedient in ASC 606-10-55-18.

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in current and other assets in our consolidated balance sheets and primarily relate to unbilled amounts on fixed-price contracts utilizing the output method of revenue recognition. The table below shows movements in contract assets:

Contract assets
Balance – September 30, 2018	$5,005,395
Revenue recognized during the period but not billed	1,571,453
Amounts reclassified to accounts receivable	(673,802)
Other	-
Balance – December 31, 2018	$5,903,046(1)

(1)	Contract asset balances for December 31, 2018 include a current and a long-term contract asset, $2,727,921, and $3,175,125, respectively.

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

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period:

Contract liability
Balance – September 30, 2018	$2,115,539
Amounts billed but not recognized as revenue	1,362,981
Revenue recognized related to the opening balance of deferred revenue	(807,224)
Other	-
Balance – December 31, 2018	$2,671,296

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

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by customer geography and contract-type. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market and other economic factors:

For the Six Months Ended December 31 2018
Geography	Subscription & support	Professional services	Transaction based	Total
North America	$8,217,716	$1,854,737	$1,408,896	11,481,349
International	-	-	25,882	25,882
Total	$8,217,716	$1,854,737	$1,434,778	$11,507,231

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

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Numerator
Net income applicable to common shareholders	$1,538,997	$1,187,518	$2,358,795	$1,401,208

Denominator
Weighted average common shares outstanding, basic	19,822,000	19,487,000	19,804,000	19,455,000
Warrants to purchase common stock	553,000	851,000	670,000	885,000
Weighted average common shares outstanding, diluted	20,375,000	20,338,000	20,474,000	20,340,000

Net income per share
Basic	$0.08	$0.06	$0.12	$0.07
Diluted	$0.08	$0.06	$0.12	$0.07

 Reclassifications

            Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications have no impact on the previously reported results.

NOTE 3.  EQUITY

Restricted Stock Units	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at September 30, 2018	850,229	$6.46
Granted	1,112	9.00
Vested and issued	(25,580)	10.40
Forfeited	(11,605)	9.51
Outstanding at December 31, 2018	814,156	$5.59

The number of restricted stock units outstanding at December 31, 2018 included 752 units that have vested but for which shares of common stock had not yet been issued pursuant to the terms of the agreement.

As of December 31, 2018, there was approximately $4.56 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 4.82 years.

Warrants

 The following table summarizes information about warrants outstanding and exercisable at December 31, 2018:

Warrants				Warrants
Outstanding				Exercisable
at December 31, 2018				at December 31, 2018
Range of exercise prices Warrants	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.00	1,085,068	1.10	$4.00	1,085,068	$4.00
$10.00	23,737	1.07	$10.00	23,737	$10.00
	1,108,805	1.08	$4.13	1,108,805	$4.13

Preferred Stock

The Company’s articles of incorporation currently authorize the issuance of up to 30,000,000 shares of “blank check” preferred stock with designations, rights, and preferences as may be determined from time to time by the Company’s Board of Directors, of which 700,000 shares are currently designated as Series B Preferred Stock (“Series B Preferred”) and 550,000 shares are designated as Series B-1 Preferred Stock (“Series B-1 Preferred”). As of December 31, 2018, a total of 625,375 shares of Series B Preferred and 212,402 shares of Series B-1 Preferred were issued and outstanding. Both classes of Series B Preferred Stock pay dividends at a rate of 7% per annum if paid by the Company in cash, or 9% if paid by the Company in additional shares of Series B Preferred (“PIK Shares”), the Company may elect to pay accrued dividends on outstanding shares of Series B Preferred in either cash or by the issuance of PIK Shares.

The Company does business with some of the largest retailers and wholesalers in the world. Management believes the Series B-1 Preferred favorably impacts the Company’s overall cost of capital in that it is: (i) perpetual and, therefore, an equity instrument that positively impacts the Company’s coverage ratios, (ii) possesses a below market dividend rate relative to similar instruments, (iii) offers the flexibility of a paid-in-kind (PIK) payment option, and (iv) is without covenants. After exploring alternative options for redeeming the Series B-1 Preferred, management determined that alternative financing options were significantly more expensive or would negatively impact the Company’s net cash position, which management believes could cause customer concerns and weaken the Company’s ability to attract new business.

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

NOTE 4.  RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2018, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provides certain executive management services to the Company, including designating Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields also serves as the Company’s Chairman of the Board of Directors and controls FMI. The Company had payables of $45,200 and $316,539 to FMI at December 31, 2018 and June 30, 2018, respectively, under this Service Agreement. In addition, in the first quarter of fiscal 2017, 20,000 shares of Series B-1 Preferred were paid to FMI in satisfaction of an accrued bonus payable to Mr. Fields.

Randall K. Fields and Robert W. Allen each beneficially own Series B-1 Preferred. As a result of the Series B-1 Redemption, the Company paid an aggregate of $889,159 and $110,831 to Messrs. Fields and Allen, respectively, in consideration for the redemption of 83,099 and 10,358 shares of Series B-1 Preferred. See Note 3.

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

 In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-15 “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This ASU requires companies to defer specific implementation costs incurred in a Cloud Computing Arrangement (“CCA”) that are often expensed as incurred under current GAAP and recognize the expense over the noncancelable term of the CCA. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Although we are still evaluating the impact of this new standard, we do not believe that the adoption will materially impact our Condensed Consolidated Financial Statements and related disclosures.

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

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. We adopted the provisions on January 1, 2019 and determined that the amount of Lease Obligations retrospectively did not have a material effect on the financial statements. We expect that future lease obligations and right-of-use assets may increase the total assets and total liabilities we report and that amount may be material.

NOTE 6.  SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events through the filing date and noted no subsequent events, other than those disclosed below, that are reasonably likely to impact the financial statements.

Corporate Office Lease

On January 4, 2019, the Company reached an agreement to lease office space of approximately 9,800 square feet at 5288 Commerce Drive, Suite D-292, Murray, UT 84107. The Company will relocate its corporate headquarters from a downtown high-rise in Salt Lake City to a more reasonably priced location. Rent commences on March 1, 2019. Rent is $10,200 per month. The initial term is for three years with two additional three year option renewals.

Stand-Alone Revolving Note Amendment

On January 9, 2019, the Company and U.S. Bank N.A. (the “Bank”) entered into an amendment to the outstanding Stand-Alone Revolving Note dated February 12, 2018. Pursuant to the Amendment, the parties agreed to (i) extend the maturity date to December 31, 2019; (ii) increase the maximum borrowing amount to $6.0 million; (iii) increase the interest rate to 1.75% per annum plus the greater of zero percent or one-month LIBOR, (iv) convert the Note from a secured instrument to an unsecured instrument; provided, however, that the Company must maintain liquid assets equal to the outstanding balance of the Note, and (v) to add a provision requiring the Company to maintain a Senior Funded Debt to EBITDA Ratio of not more than 2:1.

Master Lease Agreement

On January 9, 2019, the Company also entered into a Master Lease Agreement with the Bank, pursuant to which the parties agreed that the Bank will finance up to $1.0 million of equipment and services related to the Company’s information technology expenditures and build-out of its new corporate facility, which it will then lease back to the Company. Specific terms related to future purchases shall be set forth in various schedules, which shall be entered into by the parties from time to time, and which shall incorporate the terms of the Master Lease Agreement.

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

The Company’s supply chain and MarketPlace services provide its customers with greater flexibility in sourcing products by enabling them to choose new suppliers and integrate them into their supply chain faster and more cost effectively, and it helps them to more efficiently manage these relationships, enhancing revenue while lowering working capital, labor costs and waste. The Company’s food safety and compliance solutions help reduce a company’s potential regulatory, legal, and criminal risk from its supply chain partners by providing a way for them to ensure these suppliers are compliant with food safety regulations, such as the Food Safety Modernization Act of 2011 (“FSMA”).

The Company’s services are grouped in three application suites: (i) ReposiTrak MarketPlace, encompassing the Company’s supplier discovery and B2B e-commerce solutions, which helps the Company’s customers find new suppliers, (ii) ReposiTrak Compliance and Food Safety solutions, which help the Company’s customers vet suppliers to mitigate the risk of doing business with these suppliers, and (iii) ReposiTrak’s Supply Chain solutions, which help the Company’s customers to more efficiently manage their various transactions with their suppliers.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2018 to the Three Months Ended December 31, 2017.

Revenue

	Fiscal Quarter Ended December 31,		Variance
	2018	2017	Dollars	Percent
Revenue	$5,565,237	$5,724,706	$(159,469)	-3%

Revenue was $5,565,237 and $5,724,706 for the three months ended December 31, 2018 and 2017, respectively, a 3% decrease. This decrease was primary due to lower transaction revenue associated with the Company’s MarketPlace B2B e-commerce services offering and lower revenue from the sale of licenses versus the comparable period, offset in part by higher subscription revenue from the Company’s ReposiTrak Compliance and supply chain services.

While no assurances can be given, management currently believes that revenue will increase in subsequent periods primarily due to growth in new customers for all of the Company’s services, and in particular the Company’s MarketPlace B2B e-commerce services, and secondarily due to the Company’s strategy of cross-selling existing customers other services.

Cost of Services and Product Support

	Fiscal Quarter Ended December 31,		Variance
	2018	2017	Dollars	Percent
Cost of services and product support	$1,270,659	$1,426,351	$(155,692)	-11%
Percent of total revenue	23%	25%

Cost of services and product support was $1,270,659 and $1,426,351 for the three months ended December 31, 2018 and 2017, respectively, a 11% decrease. This decrease is primarily attributable to lower costs related to cost of goods sold associated with new product introductions, in particular to MarketPlace, and to a lesser extent the expansion of ReposiTrak compliance capabilities to include new attributes versus the comparable period.

While no assurance can be given, management currently expects cost of services to grow in both absolute terms, and as a percentage of revenue, as the Company continues to invest in MarketPlace.

Sales and Marketing Expense

	Fiscal Quarter Ended December 31,		Variance
	2018	2017	Dollars	Percent
Sales and marketing	$1,139,855	$1,621,149	$(481,294)	-30%
Percent of total revenue	20%	28%

Sales and marketing expense was $1,139,855 and $1,621,149 for the three months ended December 31, 2018 and 2017, respectively, a 30% decrease. This decrease in sales and marketing expense is due to a decrease in head count, salary expense, and variable compensation associated with its Success Team strategy.

While no assurances can be given, management currently expects sales and marketing expense to be relatively flat in absolute value in subsequent periods, but to fall as a percentage of total revenue as it continues to utilize its Success Team strategy.

General and Administrative Expense

	Fiscal Quarter Ended December 31,		Variance
	2018	2017	Dollars	Percent
General and administrative	$1,326,735	$1,140,085	$186,650	16%
Percent of total revenue	24%	20%

General and administrative expense was $1,326,735 and $1,140,085 for the three months ended December 31, 2018 and 2017, respectively, a 16% increase. General and administrative expense was higher year over year due to increased administrative compensation, accounting fees, and compliance related costs.

While no assurances can be given, management currently expects general and administrative expense to increase in absolute value in subsequent periods, but to fall as a percentage of total revenue as it benefits from investments in automation and process optimization.

Depreciation and Amortization Expense

	Fiscal Quarter Ended December 31,		Variance
	2018	2017	Dollars	Percent
Depreciation and amortization	$144,030	$163,825	$(19,795)	-12%
Percent of total revenue	3%	3%

Depreciation and amortization expense was $144,030 and $163,825 for the three months ended December 31, 2018 and 2017, respectively, a decrease of 12%. This decrease is primarily due to the fully depreciation of computer hardware and software.

Other Income and Expense

	Fiscal Quarter Ended December 31,		Variance
	2018	2017	Dollars	Percent
Net other income (expense)	$49,150	$(7,696)	$56,846	739%
Percent of total revenue	1%	NM

  Net other income was $49,150 for the three months ended December 31, 2018 compared to net other expense of $7,696 for the three months ended December 31, 2017. Other income was positive in the quarter versus negative in the comparable period a year ago due to an increase in interest income as a result of an increase in the Company’s cash balance and higher investment yields on that cash, as well as lower interest expense associated with end-of-term equipment financing.

Preferred Dividends

	Fiscal Quarter Ended December 31,		Variance
	2018	2017	Dollars	Percent
Preferred dividends	$146,611	$162,966	$(16,355)	-10%
Percent of total revenue	3%	3%

Dividends accrued on the Company’s Series B-1 Preferred was $146,611 for the three months ended December 31, 2018, compared to dividends accrued on the Series B-1 Preferred of $162,966 for the three months ended December 31, 2017. This decrease was due to a timing difference of dividends earned but not paid for the three months ended December 31, 2017.

Comparison of the Six Months Ended December 31, 2018 to the Six Months Ended December 31, 2017.

Revenue

	Six Months Ended December 31,		Variance
	2018	2017	Dollars	Percent
Revenue	$11,507,231	$10,436,871	$1,070,360	10%

Revenue was $11,507,231 and $10,436,871 for the six months ended December 31, 2018 and 2017, respectively, a 10% increase. This increase was driven by growth in all revenue streams.

Cost of Services and Product Support

	Six Months Ended December 31,		Variance
	2018	2017	Dollars	Percent
Cost of services and product support	$2,999,185	$2,844,364	$154,821	5%
Percent of total revenue	26%	27%

  Cost of services and product support was $2,999,185 and $2,844,364 for the six months ended December 31, 2018 and 2017, respectively, a 5% increase. This increase is primarily attributable to costs related to new product introductions, including MarketPlace and expansion of ReposiTrak compliance capabilities to include new features and attributes.

Sales and Marketing Expense

	Six Months Ended December 31,		Variance
	2018	2017	Dollars	Percent
Sales and marketing	$3,047,879	$3,207,089	$(159,210)	-5%
Percent of total revenue	26%	31%

Sales and marketing expense was $3,047,879 and $3,207,089 for the six months ended December 31, 2018 and 2017, respectively, a 5% decrease. This decrease in sales and marketing expense is due to a decrease in head count, salary expense, and variable compensation associated with its inside sales Success Team strategy.

General and Administrative Expense

	Six Months Ended December 31,		Variance
	2018	2017	Dollars	Percent
General and administrative	$2,470,046	$2,275,855	$194,191	9%
Percent of total revenue	21%	22%

General and administrative expense was $2,470,046 and $2,275,855 for the six months ended December 31, 2018 and 2017, respectively, a 9% increase.  General and administrative expense was higher year over year due to increased administrative compensation, accounting fees, and compliance related costs.

Depreciation and Amortization Expense

	Six Months Ended December 31,		Variance
	2018	2017	Dollars	Percent
Depreciation and amortization	$289,405	$322,628	$(33,223)	-10%
Percent of total revenue	3%	3%

Depreciation and amortization expense was $289,405 and $322,628 for the six months ended December 31, 2018 and 2017, respectively, a decrease of 10%.  This decrease is primarily due to the full depreciation of computer hardware and software as well as a lower depreciation associated with business equipment.

Other Income and Expense

	Six Months Ended December 31,		Variance
	2018	2017	Dollars	Percent
Net other income (expense)	$73,801	$(29,887)	$103,688	347%
Percent of total revenue	1%	NM

  Net other income was $73,801 for the six months ended December 31, 2018 compared to net other expense of $29,887 for the six months ended December 31, 2017.  Other income was positive in the six months ended December 31, 2018 versus negative in the comparable period a year ago due to an increase in interest income as a result of an increase in the Company’s cash balance and higher yields on that cash balance, as well as lower interest expense associated with end of term lease financing.

Preferred Dividends

	Six Months Ended December 31,		Variance
	2018	2017	Dollars	Percent
Preferred dividends	$293,222	$280,126	$13,096	5%
Percent of total revenue	3%	3%

  Dividends accrued on the Company’s Series B-1 Preferred was $293,222 for the six months ended December 31, 2018, compared to dividends accrued on the Series B-1 Preferred of $280,126 for the six months ended December 31, 2017. This increase was due to a timing difference of dividends earned but not paid for the six months ended December 31, 2017.

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

	As of		Variance
	December 31, 2018	June 30, 2018	Dollars	Percent
Cash and cash equivalents	$16,682,282	$14,892,439	$1,789,843	12%

We have historically funded our operations with cash from operations, equity financings, and borrowings from the issuance of debt. Cash was $16,682,282 and $14,892,439 at December 31, 2018 and June 30, 2018, respectively. This 12% increase is principally the result of increased cash flows from operations due to higher revenue and accelerated collections.

Net Cash Flows from Operating Activities

	Six Months Ended December 31,		Variance
	2018	2017	Dollars	Percent
Cash provided by operating activities	$1,830,582	$1,368,613	$461,969	34%

  Net cash provided by operating activities is summarized as follows:

	Six Months Ended December 31,
	2018	2017
Net Income	$2,652,017	$1,681,334
Noncash expense and income, net	812,678	905,777
Net changes in operating assets and liabilities	(1,634,113)	(1,218,498)
	$1,830,582	$1,368,613

Net cash used in operating activities increased primarily as a result of higher net income, offset in part by lower non-cash expense. Noncash expense decreased by $93,099 in the three months ended December 31, 2018 compared to December 31, 2017 as a result of a decrease in stock compensation, depreciation and amortization. The reduction in operating assets and liabilities versus the comparable period was due to an increase in trade receivable, accrued liabilities and deferred revenue offset in part by a reduction in accounts payable.

Net Cash Flows used in Investing Activities

	Six Months Ended December 31,		Variance
	2018	2017	Dollars	Percent
Cash used in investing activities	$(3,547)	$(288,884)	$285,337	-99%

Net cash used in investing activities for the six months ended December 31, 2018 was $3,547 compared to net cash used in investing activities of $288,884 for the six months ended December 31, 2017. This decrease in cash used in investing activities for the six months ended December 31, 2018 is due to a decrease in fixed asset purchases and capitalized software costs.

Net Cash Flows from Financing Activities

	Six Months Ended December 31,		Variance
	2018	2017	Dollars	Percent
Cash used in financing activities	$(37,192)	$(315,227)	$(278,035)	-88%

Net cash used in financing activities totaled $37,192 for the six months ended December 31, 2018 as compared to cash used in financing activities of $315,227 for the six months ended December 31, 2017. The decrease in net cash used in financing activities is primarily attributable to a decrease in the payment of dividends and notes payable, offset in part by an increase in the amount drawn on the Company’s line of credit and higher proceeds from the exercise of warrants.

Working Capital

At December 31, 2018, the Company had working capital of $15,484,542, as compared to working capital of $15,743,569 at June 30, 2018. This $259,027 decrease in working capital is primarily due to a decrease of $652,283 in accounts payable, a decrease of $408,051 in accounts receivable and short-term contract assets, a decrease of $151,710 in the current portion of notes payable and a decrease of $87,970 in prepaid expense offset by an increase of $1,789,843 in cash, an increase of $1,430,000 in amounts drawn on the Company’s line of credit, an increase of $590,832 in accrued liabilities, and an increase of $336,010 in deferred revenue.

	As of December 31,	As of June 30,	Variance
	2018	2018	Dollars	Percent
Current assets	$25,027,283	$23,733,461	$1,293,822	5%

Current assets as of December 31, 2018 totaled $25,027,283, an increase of $1,293,822, as compared to $23,733,461 as of June 30, 2018. The increase in current assets is attributable to an increase in cash of $1,789,843 offset in part by a decrease of $408,051 in accounts receivable and short-term contract assets, and a decrease of $87,970 in prepaid expense and other current assets.

	As of December 31,	As of June 30,	Variance
	2018	2018	Dollars	Percent
Current liabilities	$9,542,741	$7,989,892	$1,552,849	19%

Current liabilities totaled $9,542,741 as of December 31, 2018 as compared to $7,989,892 as of June 30, 2018. The comparative increase in current liabilities is principally due to an increase of $1,430,000 in amounts drawn on the Company’s line of credit, an increase of $590,832 in accrued liabilities, an increase of $336,010 in deferred revenue, offset in part by a reduction of $652,283 in accounts payable, and a reduction of $151,710 in the current portion of notes payable.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenue, and results of operation, liquidity or capital expenditures.

Contractual obligations

Total contractual obligations and commercial commitments as of December 31, 2018 are summarized in the following table:

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Lease obligations	$34,808	$34,808	-	-	-

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

Goodwill and Other Long-Lived Asset Valuations

Goodwill and other long-lived assets assigned to specific reporting units are reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. Management reviews the long-lived tangible and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Management evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset. Economic useful lives of long-lived assets are assessed and adjusted as circumstances dictate.

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

ASU 2014-09 represents a change in the accounting model utilized for the recognition of revenue and certain expense arising from contracts with customers. We adopted ASU 2014-09 using a “modified retrospective” approach and, accordingly, revenue and expense totals for all periods before July 1, 2018 reflect those previously reported under the prior accounting model and have not been restated.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business is conducted principally in the United States. As a result, our financial results are not affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. We do not engage in hedging transactions to reduce our exposure to changes in currency exchange rates, although if the geographical scope of our business broadens, we may do so in the future.

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

Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. At December 31, 2018, the debt portfolio was composed of approximately 6% fixed rate debt and 94% variable rate debt.

	December 31, 2018 (Unaudited)	Percent of Total Debt
Fixed rate debt	$294,977	6%
Variable rate debt	4,660,000	94%
Total debt	$4,954,977	100%

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, 2018:

Cash:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$16,682,282	2.21%

ITEM 4.  CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2018 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1	Amendment to Note, dated January 9, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 15, 2019).
10.2	Master Lease Agreement, dated January 9, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 15, 2019).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK CITY GROUP, INC.

Date: February 7, 2019	By:	/s/ Randall K. Fields
Randall K. Fields
Chief Executive Officer, Chairman and Director (Principal Executive Officer)

PARK CITY GROUP, INC.

Date: February 7, 2019	By:	/s/ Todd Mitchell
Todd Mitchell
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)