Form 10-Q
period 2019-03-31
PARK CITY GROUP INC
filed 2019-05-09
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to _________.

Commission File Number 001-34941

PARK CITY GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5282 South Commerce Drive, Suite D292, Murray, Utah 84107
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes   [X] No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	PCYG	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Stock, $0.01 par value, 19,871,283 shares as of May 8, 2019.

PARK CITY GROUP, INC.

-i-

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets (Unaudited)

Assets	March 31, 2019	June 30, 2018
Current assets
Cash	$18,145,369	$14,892,439
Receivables, net allowance for doubtful accounts of $418,985 and $153,220 at March 31, 2019 and June 30, 2018, respectively	3,977,982	4,222,348
Contract asset – unbilled current portion	3,379,652	3,502,287
Prepaid expense and other current assets	1,219,878	1,116,387

Total current assets	26,722,881	23,733,461

Property and equipment, net	1,683,923	1,896,348

Other assets:
Deposits, and other assets	3,922	18,691
Contract asset – unbilled long-term portion	1,864,974	1,194,574
Investments	476,884	477,884
Customer relationships	821,250	919,800
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	95,380	168,926

Total other assets	24,146,296	23,663,761

Total assets	$52,553,100	$49,293,570

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$622,803	$1,490,434
Accrued liabilities	1,328,037	745,694
Contract liability - deferred revenue	2,063,810	2,335,286
Lines of credit	4,660,000	3,230,000
Current portion of notes payable	36,891	188,478

Total current liabilities	8,711,541	7,989,892

Long-term liabilities
Notes payable, less current portion	255,054	1,592,077
Other long-term liabilities	-	7,275

Total liabilities	8,966,595	9,589,244

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 625,375 issued and outstanding at March 31, 2019 and June 30, 2018;	6,254	6,254
Series B-1 Preferred, 550,000 shares authorized; 212,402 shares issued and outstanding at March 31, 2019 and June 30, 2018.	2,124	2,124
Common stock, $0.01 par value, 50,000,000 shares authorized; 19,871,283 and 19,773,548 issued and outstanding at March 31, 2019 and June 30, 2018, respectively.	198,715	197,738
Additional paid-in capital	77,312,818	76,711,887
Accumulated deficit	(33,933,406)	(37,213,677)

Total stockholders’ equity	43,586,505	39,704,326

Total liabilities and stockholders’ equity	$52,553,100	$49,293,570

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018

Revenue	$5,006,132	$5,278,783	$16,513,363	$15,715,654

Operating expense:
Cost of services and product support	1,342,051	1,805,256	4,341,236	4,649,620
Sales and marketing	1,485,785	1,574,663	4,533,664	4,781,752
General and administrative	1,020,652	1,293,727	3,490,698	3,569,584
Depreciation and amortization	140,312	165,189	429,717	487,815

Total operating expense	3,988,800	4,838,835	12,795,315	13,488,771

Income from operations	1,017,332	439,948	3,718,048	2,226,883

Other income (expense):
Interest income	75,670	17,730	165,567	-
Interest expense	(4,706)	-	(20,802)	(12,157)

Income before income taxes	1,088,296	457,678	3,862,813	2,214,726

(Provision) for income taxes:	(20,210)	(349)	(142,710)	(76,063)
Net income	1,068,086	457,329	3,720,103	2,138,663

Dividends on preferred stock	(146,610)	(146,611)	(439,832)	(426,737)

Net income applicable to common shareholders	$921,476	$310,718	$3,280,271	$1,711,926

Weighted average shares, basic	19,861,000	19,648,000	19,823,000	19,519,000
Weighted average shares, diluted	20,390,000	20,321,000	20,369,000	20,250,000
Basic income per share	$0.05	$0.02	$0.17	$0.09
Diluted income per share	$0.05	$0.02	$0.16	$0.08

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2019	2018
Cash flows operating activities:
Net income	$3,720,103	$2,138,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	429,718	487,815
Stock compensation expense	473,556	489,748
Bad debt expense	350,000	295,050
(Increase) decrease in:
Accounts receivables	17,001	(2,999,613)
Long-term receivables, prepaids and other assets	(759,122)	764,513
(Decrease) increase in:
Accounts payable	(867,631)	688,073
Accrued liabilities	392,089	(98,821)
Deferred revenue	(271,752)	9,548
Net cash provided by operating activities	3,483,962	1,774,976

Cash flows investing activities:
Capitalization of software costs	-	(111,241)
Purchase of long-term investments	1,000	-
Purchase of property and equipment	(45,197)	(204,004)
Net cash used in investing activities	(44,197)	(315,245)

Cash flows financing activities:
Net increase in lines of credit	1,430,000	380,000
Proceeds from issuance of note payable	-	56,078
Redemption of Series B-1 Preferred	-	(999,990)
Proceeds from exercise of warrants	164,997	666,903
Proceeds from employee stock plan	-	244,417
Dividends paid	(293,222)	(488,897)
Payments on notes payable and capital leases	(1,488,610)	(544,088)
Net cash used in financing activities	(186,835)	(685,577)

Net increase in cash and cash equivalents	3,252,930	774,154

Cash and cash equivalents at beginning of period	14,892,439	14,054,006
Cash and cash equivalents at end of period	$18,145,369	$14,828,160

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$143,909	$42,630
Cash paid for interest	$33,371	$146,889

Supplemental disclosure of non-cash investing and financing activities:
Common stock to pay accrued liabilities	$436,911	$971,127
Preferred stock to pay accrued liabilities	$-	$200,000
Dividends accrued on preferred stock	$439,832	$426,737

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2018	625,375	$6,254	212,402	$2,124	19,773,549	$197,738	$76,711,887	$(37,213,677)	$39,704,326

Stock issued for:
Accrued compensation	-	-	-	-	6,592	$66	$51,602	-	$51,668
Employee stock plan	-	-	-	-	12,333	$123	$82,755	-	$82,878
Preferred Dividends-Declared	-	-	-	-	-	-	-	$(146,611)	$(146,611)

Net income	-	-	-	-	-	-	-	$966,409	$966,409
Balance, September 30, 2018	625,375	$6,254	212,402	$2,124	19,792,474	$197,927	$76,846,244	$(36,393,879)	$40,658,670

Stock issued for:
Accrued compensation	-	-	-	-	21,207	$212	$211,476	-	$211,688
Redemption	-	-	-	-	-	-	$(93,217)	-	$(93,217)
Employee stock plan	-	-	-	-	-	-	-	-	-
Preferred Dividends-Declared	-	-	-	-	-	-	-	$(146,611)	$(146,611)
Exercise of Option/Warrant	-	-	-	-	25,581	$256	$164,741	-	$164,997

Net income	-							$1,685,608	$1,685,608
Balance, December 31, 2018	625,375	$6,254	212,402	$2,124	19,839,262	$198,395	$77,129,244	$(34,854,882)	$42,481,135

Stock issued for:
Accrued compensation	-	-	-	-	17,786	$178	$111,919	-	$112,097
Redemption	-	-	-	-	-	-	-	-	-
Employee stock plan	-	-	-	-	14,235	$142	$71,655	-	$71,797
Preferred Dividends-Declared	-	-	-	-	-	-	-	$(146,610)	$(146,610)
Exercise of Option/Warrant	-	-	-	-	-	-	-	-	-

Net income	-	-	-	-	-	-	-	$1,068,086	$1,068,086
Balance, March 31, 2019	625,375	$6,254	212,402	$2,124	19,871,283	$198,715	$77,312,818	$(33,933,406)	$43,586,505

PARK CITY GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2017	625,375	$6,254	285,859	$2,859	19,423,821	$194,241	$75,489,189	$(39,983,692)	$35,708,851

Stock issued for:
Accrued compensation	-	-	20,000	200	-	-	$199,800	-	$200,000
Employee stock plan	-	-	-	-	-	-	-	-	-
Preferred Dividends-Declared	-	-	-	-	-	-	-	$(117,160)	$(117,160)

Net income	-	-	-	-	-	-	-	$330,850	$330,850
Balance, September 30, 2017	625,375	$6,254	305,859	$3,059	19,423,821	$194,241	$75,688,989	$(39,770,002)	$36,122,541

Stock issued for:
Accrued compensation	-		-	-	99,160	$991	$733,270	-	$734,261
Redemption	-		-	-	-	-	-	-	-
Employee stock plan	-		-	-	11,605	$116	$119,763	-	$119,879
Preferred Dividends-Declared	-		-	-	-	-	-	$(162,966)	$(162,966)
Exercise of Option/Warrant	-		-	-	-	-	-	-	-

Net income			-	-	-	-	-	$1,350,484	$1,350,484
Balance, December 31, 2017	625,375	$6,254	305,859	$3,059	19,534,586	$195,348	$76,542,022	$(38,582,484)	$38,164,199

Stock issued for:
Accrued compensation	-		-		28,888	$289	$236,578	-	$236,867
Redemption	-		(93,457)	(935)	-	-	$(933,635)	$(65,420)	$(999,990)
Employee stock plan	-		-		15,413	$154	$124,383	-	$124,537
Preferred Dividends-Declared	-		-		-	-	-	$(146,611)	$(146,611)
Exercise of Option/Warrant	-		-		186,550	1,866	$665,037		666,903

Net income	-		-		-	-	-	$457,329	$457,329
Balance, March 31, 2018	625,375	$6,254	212,402	$2,124	19,765,437	$197,657	$76,634,385	$(38,337,186)	$38,503,234

PARK CITY GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  OVERVIEW OF OPERATIONS AND BASIS FOR PRESENTATION

Overview

Park City Group, Inc. (the “Company”) is a Software-as-a-Service (“SaaS”) provider, and the parent company of ReposiTrak Inc., which operates a business-to-business (“B2B”) e-commerce, compliance, and supply chain management platform that partners with retailers, wholesalers, and product suppliers to help them source, vet, and transact with their suppliers in order to accelerate sales, control risks, and improve supply chain efficiencies.

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

The Company’s principal executive offices are located at 5282 South Commerce Drive, Suite D292, Murray, Utah 84107. Its telephone number is (435) 645-2000. Its website address is http://www.parkcitygroup.com, and ReposiTrak’s website address is http://repositrak.com.

Recent Developments

Stand-Alone Revolving Note Amendment

On January 9, 2019, the Company and U.S. Bank N.A. (the “Bank”) entered into an amendment (the “Amendment”) to the outstanding Stand-Alone Revolving Note, as amended and restated by the parties on February 12, 2018 (the “Revolving Note”), and the accompanying addendum. Pursuant to the Amendment, the parties agreed to (i) extend the maturity date to December 31, 2019; (ii) increase the maximum amount the Company is able to borrow under the Revolving Note to $6,000,000; (iii) increase the interest rate to 1.75% per annum plus the greater of zero percent or one-month LIBOR, (iv) convert the Revolving Note from a secured instrument to an unsecured instrument; provided, however, that the Company must maintain liquid assets equal to the outstanding balance of the Note, and (v) to add a provision requiring the Company to maintain a Senior Funded Debt to EBITDA Ratio, as such terms are defined in the Amendment, of not more than 2:1.

Master Lease Agreement

On January 9, 2019, the Company also entered into a Master Lease Agreement (the “Lease Agreement”) with the Bank, pursuant to which the parties agreed that the Bank would finance up to an aggregate of $1.0 million, which amount was thereafter increased to approximately $1.3 million, of equipment and services related to the Company’s expansion and subsequent relocation of its data center and construction of its new corporate facility, which it will then lease back to the Company. Specific terms related to future purchases shall be set forth in various schedules, which shall be entered into by the parties from time to time, and which shall incorporate the terms of the Lease Agreement.

On May 1, 2019, the Company completed the expansion of new equipment for the Company’s information technology infrastructure, buildout of its corporate headquarters, and expansion of its collocation data center, and began leasing the equipment and property from the Bank. See Note 6 – Subsequent Events for additional details.

Basis of Financial Statement Presentation

The interim financial information of the Company as of March 31, 2019 and for the three and nine months ended March 31, 2019 is unaudited, and the balance sheet as of June 30, 2018 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2018. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended March 31, 2019 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2018.

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

Trade Accounts Receivable and Contract Balances

We classify our right to consideration in exchange for deliverables as either a receivable or a contract asset (unbilled receivable). A receivable is a right to consideration that is unconditional (i.e. only the passage of time is required before payment is due). For example, we recognize a receivable for revenue related to our transaction or volume-based contracts when earned regardless of whether amounts have been billed. We present such receivables in trade accounts receivable, net in our consolidated statements of financial position at their net estimated realizable value. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables, judgment, and other applicable factors.

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in current and other assets in our consolidated balance sheets and primarily relate to unbilled amounts on fixed-price contracts utilizing the output method of revenue recognition. The table below shows movements in contract assets:

Contract assets
Balance – December 31, 2018	$5,903,046
Revenue recognized during the period but not billed	407,966
Amounts reclassified to accounts receivable	(1,066,386)
Other
Balance – March 31, 2019	$ 5,244,626(1)

(1)	Contract asset balances for March 31, 2019 include a current and a long-term contract asset, $3,379,652, and $1,864,974, respectively.

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period:

Contract liability
Balance – December 31, 2018	$2,671,296
Amounts billed but not recognized as revenue	(1,072,836)
Revenue recognized related to the opening balance of deferred revenue	465,350
Other
Balance – March 31, 2019	$2,063,810

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

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by customer geography and contract-type. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market and other economic factors:

	For the Nine Months Ended March 31, 2019
Geography	Subscription & support	Professional services	Transaction based	Total
North America	$4,018,892	$148,922	$821,063	4,988,877
International	-	-	17,255	17,255
Total	$4,018,892	$148,922	$838,318	$5,006,132

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

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Numerator
Net income applicable to common shareholders	$921,476	$310,718	$3,280,271	$1,711,926

Denominator
Weighted average common shares outstanding, basic	19,861,000	19,648,000	19,823,000	19,519,000
Warrants to purchase common stock	529,000	673,000	546,000	731,000
Weighted average common shares outstanding, diluted	20,390,000	20,321,000	20,369,000	20,250,000

Net income per share
Basic	$0.05	$0.02	$0.17	$0.09
Diluted	$0.05	$0.02	$0.16	$0.08

Reclassifications

            Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications have no impact on the previously reported results.

NOTE 3.  EQUITY
Restricted Stock Units	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at December 31, 2018	814,156	$5.55
Granted	29,436	7.85
Vested and issued	(5,085)	10.75
Forfeited	-	-
Outstanding at March 31, 2019	838,507	$5.57

As of March 31, 2019, there were no restricted stock units outstanding that had vested but for which shares of common stock had not yet been issued pursuant to the terms of the agreement.

As of March 31, 2019, there was approximately $4.68 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 3.55 years.

Warrants

 The following table summarizes information about warrants outstanding and exercisable at March 31, 2019:

Warrants Outstanding				Warrants Exercisable
at March 31, 2019				at March 31, 2019
Range of exercise prices Warrants	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.00	1,085,068	0.85	$4.00	1,085,068	$4.00
$10.00	23,737	0.82	$10.00	23,737	$10.00
	1,108,805		$4.13	1,108,805	$4.13

Preferred Stock

The Company’s articles of incorporation, as amended, currently authorize the issuance of up to 30,000,000 shares of “blank check” preferred stock with designations, rights, and preferences as may be determined from time to time by the Company’s Board of Directors, of which 700,000 shares are currently designated as Series B Preferred Stock (“Series B Preferred”) and 550,000 shares are designated as Series B-1 Preferred Stock (“Series B-1 Preferred”). As of March 31, 2019, a total of 625,375 shares of Series B Preferred and 212,402 shares of Series B-1 Preferred were issued and outstanding, respectively. Both classes of Series B Preferred Stock pay dividends at a rate of 7% per annum if paid by the Company in cash, or 9% if paid by the Company in additional shares of Series B Preferred (“PIK Shares”), the Company may elect to pay accrued dividends on outstanding shares of Series B Preferred in either cash or by the issuance of PIK Shares.

The Company does business with some of the largest retailers and wholesalers in the world. Management believes the Series B-1 Preferred favorably impacts the Company’s overall cost of capital in that it is: (i) perpetual and, therefore, an equity instrument that positively impacts the Company’s coverage ratios, (ii) possesses a below market dividend rate relative to similar instruments, (iii) offers the flexibility of a paid-in-kind (“PIK”) payment option, and (iv) is without covenants. After exploring alternative options for redeeming the Series B-1 Preferred, management determined that alternative financing options were significantly more expensive or would negatively impact the Company’s net cash position, which management believes could cause customer concerns and weaken the Company’s ability to attract new business.

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

NOTE 4.  RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2019, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provides certain executive management services to the Company, including designating Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields also serves as the Company’s Chairman of the Board of Directors and controls FMI. The Company had payables of $45,200 and $316,539 to FMI at March 31, 2019 and June 30, 2018, respectively, under this Service Agreement. In addition, in the first quarter, July, of fiscal 2017, 20,000 shares of Series B-1 Preferred were paid to FMI in satisfaction of an accrued bonus payable to Mr. Fields.

Randall K. Fields and Robert W. Allen each beneficially own Series B-1 Preferred. As a result of the Series B-1 Redemption, the Company paid an aggregate of $889,159 and $110,831 to Messrs. Fields and Allen, respectively, in consideration for the redemption of 83,099 and 10,358 shares of Series B-1 Preferred. See Note 3.

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued ASU 2018-15 – Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments in this update apply to an entity who is a customer in a hosting arrangement accounted for as a service contract. The update requires a customer in a hosting arrangement to capitalize certain implementation costs. Costs associated with the application development stage of the implementation should be capitalized and costs with the other stages should be expensed. For instance, costs for training and data conversion should be expensed. The capitalized implementation costs should be expensed over the term of the hosting arrangement, which is the noncancelable period plus periods covered by an option to extend if the customer is reasonably certain to exercise the option. Impairment of the capitalized costs should be considered similar to other intangibles. The effective date of this update is effective for annual reporting periods beginning after December 15, 2019 for public entities and after December 15, 2020 for all other entities with early adoption permitted. The Company is a customer in a hosting arrangement and may enter into new arrangements in the future. The Company will apply the guidance for implementation costs of new hosting arrangements once adopted.

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

In June 2018, the FASB issued ASU 2018-07 – Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this update, equity-based payments to non-employees was accounted for under Subtopic 505-50 resulting in significant differences between the accounting for share-based payments to non-employees as compared to employees. One of the most significant changes is that non-employee share-based awards (classified as equity awards) may be measured at grant-date fair value and not have to be continually revalued until the service/goods are rendered. The update also indicates that share-based awards related to financing and awards granted to a customer in conjunction with selling goods or services are not included in Topic 718. This standard is effective for interim and annual reporting periods beginning after December 15, 2018 for public entities and December 15, 2019 for all other entities. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company anticipates this update will impact its financials for any non-employee grants and will implement the guidance for non-employee grants accordingly’.

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

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. We will be adopting the provisions on July 1, 2019 and determined that the amount of Lease Obligations retrospectively did not have a material effect on the financial statements. We expect that future lease obligations and right-of-use assets may increase the total assets and total liabilities we report and that amount may be material.

NOTE 6.  SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events through the filing date and noted no subsequent events, other than those disclosed below, that are reasonably likely to impact the financial statements.

On May 1, 2019, the Company completed the expansion of new equipment for the Company’s information technology infrastructure, buildout of its corporate headquarters, and expansion of its collocation data center, which it completed using approximately $1,269,000 (the “Lease Amount”) of funds provided by the Bank N.A. to finance equipment and services related to the Company’s expansion and relocation pursuant to the Lease Agreement, originally entered into by and between the Company and the Bank on January 9, 2019. Pursuant to the Lease Agreement, as of May 1, 2019, the Bank is now leasing back the property and equipment purchased by the Company. Pursuant to the Lease Agreement, commencing May 1, 2019, the initial term of the lease shall be 48 months, the Lease Amount shall accrue interest at a rate of 5.0% per annum, and the Company shall be required to make monthly rental payments in the amount of approximately $29,097 per month.

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

Overview

Park City Group, Inc. (the “Company”) is a Software-as-a-Service (“SaaS”) provider, and the parent company of ReposiTrak Inc., a business-to-business (“B2B”) e-commerce, compliance, and supply chain management platform company that partners with retailers, wholesalers, and product suppliers to help them source, vet, and transact with their suppliers in order to accelerate sales, control risks, and improve supply chain efficiencies.

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

The Company’s principal executive offices are located at 5282 South Commerce Drive, Suite D292, Murray, Utah 84107. Its telephone number is (435) 645-2000. Its website address is http://www.parkcitygroup.com, and ReposiTrak’s website address is http://repositrak.com.

Recent Developments

Stand-Alone Revolving Note Amendment

On January 9, 2019, the Company and U.S. Bank N.A. (the “Bank”) entered into an amendment (the “Amendment”) to the outstanding Stand-Alone Revolving Note, as amended and restated by the parties on February 12, 2018 (the “Revolving Note”), and the accompanying addendum. Pursuant to the Amendment, the parties agreed to (i) extend the maturity date to December 31, 2019; (ii) increase the maximum amount the Company is able to borrow under the Revolving Note to $6,000,000; (iii) increase the interest rate to 1.75% per annum plus the greater of zero percent or one-month LIBOR, (iv) convert the Revolving Note from a secured instrument to an unsecured instrument; provided, however, that the Company must maintain liquid assets equal to the outstanding balance of the Note, and (v) to add a provision requiring the Company to maintain a Senior Funded Debt to EBITDA Ratio, as such terms are defined in the Amendment, of not more than 2:1.

Master Lease Agreement

On January 9, 2019, the Company also entered into a Master Lease Agreement (the “Lease Agreement”) with the Bank, pursuant to which the parties agreed that the Bank would finance up to an aggregate of $1.0 million, which amount was thereafter increased to approximately $1.3 million, of equipment and services related to the Company’s expansion and subsequent relocation of its data center and construction of its new corporate facility, which it will then lease back to the Company. Specific terms related to future purchases shall be set forth in various schedules, which shall be entered into by the parties from time to time, and which shall incorporate the terms of the Lease Agreement.

On May 1, 2019, the Company completed the expansion of new equipment for the Company’s information technology infrastructure, buildout of its corporate headquarters, and expansion of its collocation data center, which it completed using approximately $1,269,000 (the “Lease Amount”) of funds provided by the Bank to finance equipment and services related to the Company’s expansion and relocation pursuant to the Lease Agreement. Pursuant to the Lease Agreement, as of May 1, 2019, the Bank is now leasing back the property and equipment purchased by the Company. Pursuant to the Lease Agreement, commencing May 1, 2019, the initial term of the lease shall be 48 months, the Lease Amount shall accrue interest at a rate of 5.0% per annum, and the Company shall be required to make monthly rental payments in the amount of approximately $29,097 per month.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018.

Revenue
	Fiscal Quarter Ended March 31,		Variance
	2019	2018	Dollars	Percent
Revenue	$5,006,132	$5,278,783	$(272,651)	-5%

Revenue was $5,006,132 and $5,278,783 for the three months ended March 31, 2019 and 2018, respectively, a 5% decrease. This decrease was primary due to a decrease in transaction revenue associated with the Company’s MarketPlace B2B e-commerce services and Professional Services fees.

Cost of Services and Product Support
	Fiscal Quarter Ended March 31,		Variance
	2019	2018	Dollars	Percent
Cost of services and product support	$1,342,051	$1,805,256	$(463,205)	-26%
Percent of total revenue	27%	34%

Cost of services and product support was $1,342,051 and $1,805,256 for the three months ended March 31, 2019 and 2018, respectively, a 26% decrease. This decrease is the result of lower transaction revenue and its corresponding transaction costs with MarketPlace.

While no assurance can be given, management currently expects cost of services to grow in both absolute terms, and as a percentage of revenue, as the Company continues to invest in MarketPlace.

Sales and Marketing Expense
	Fiscal Quarter Ended March 31,		Variance
	2019	2018	Dollars	Percent
Sales and marketing	$1,485,785	$1,574,663	$(88,878)	-6%
Percent of total revenue	30%	30%

Sales and marketing expense was $1,485,785 and $1,574,663 for the three months ended March 31, 2019 and 2018, respectively, a 6% decrease. This decrease in sales and marketing expense is due to a decrease in fixed salary and travel expense, offset in part by higher variable compensation and professional service fees, associated with the company’s Success Team personnel costs.

While no assurances can be given, management currently expects sales and marketing expense to be relatively flat in absolute value in subsequent periods, but to fall as a percentage of total revenue as it continues to utilize its Success Team strategy.

General and Administrative Expense
	Fiscal Quarter Ended March 31,		Variance
	2019	2018	Dollars	Percent
General and administrative	$1,020,652	$1,293,727	$(273,075)	-21%
Percent of total revenue	20%	25%

General and administrative expense was $1,020,652 and $1,293,727 for the three months ended March 31, 2019 and 2018, respectively, a 21% decrease. General and administrative expense was lower year over year due to a decrease in variable compensation, Professional Service fees and travel expenses, offset in part by higher directors’ fees and bad debt expense.

While no assurances can be given, management currently expects general and administrative expense to remain flat in subsequent periods and hence fall as a percentage of total revenue as it benefits from investments in automation and process optimization.

Depreciation and Amortization Expense
	Fiscal Quarter Ended March 31,		Variance
	2019	2018	Dollars	Percent
Depreciation and amortization	$140,312	$165,189	$(24,877)	-15%
Percent of total revenue	3%	3%

Depreciation and amortization expense was $140,312 and $165,189 for the three months ended March 31, 2019 and 2018, respectively, a decrease of 15%. This decrease is primarily due to the full depreciation of computer hardware and software. As a result of the expansion of new equipment for the Company’s information technology infrastructure, buildout of its corporate headquarters, and expansion of its collocation data center completed in May 2019, it is expected that depreciation as a percentage of revenue in subsequent periods will increase, and that amount may be material.

Other Income and Expense
	Fiscal Quarter Ended March 31,		Variance
	2019	2018	Dollars	Percent
Net other income (expense)	$70,964	$17,730	$53,234	300%
Percent of total revenue	1%	NM

Net other income was $70,964 for the three months ended March 31, 2019 compared to $17,730 for the three months ended March 31, 2018. Other income increased due to higher interest income from a result of an increase of cash held in short term investments and the lower expense as a result of decline in notes payable.

Preferred Dividends
	Fiscal Quarter Ended March 31,		Variance
	2019	2018	Dollars	Percent
Preferred dividends	$146,610	$146,611	$(1)	NM%
Percent of total revenue	3%	3%

Dividends accrued on the Company’s Series B-1 Preferred was $146,610 for the three months ended March 31, 2019, compared to dividends accrued on the Series B-1 Preferred of $146,611 for the three months ended March 31, 2018. Dividends remained flat.

Comparison of the Nine Months Ended March 31, 2019 to the Nine Months Ended March 31, 2018.

Revenue
	Nine Months Ended March 31,		Variance
	2019	2018	Dollars	Percent
Revenue	$16,513,363	$15,715,654	$797,709	5%

Revenue was $16,513,363 and $15,715,654 for the nine months ended March 31, 2019 and 2018, respectively, a 5% increase. This increase was driven mainly by growth in Professional Service fees and recurring revenue, offset in part by a decrease in revenue from the sale of licenses and transaction costs associated with the Company’s MarketPlace B2B e-commerce services.

Cost of Services and Product Support
	Nine Months Ended March 31,		Variance
	2019	2018	Dollars	Percent
Cost of services and product support	$4,341,236	$4,649,620	$(308,384)	-7%
Percent of total revenue	26%	30%

 Cost of services and product support was $4,341,236 and $4,649,620 for the nine months ended March 31, 2019 and 2018, respectively, a 7% decrease. This decrease is primarily attributable to lower cost of goods sold associated with Marketplace.

Sales and Marketing Expense
	Nine Months Ended March 31,		Variance
	2019	2018	Dollars	Percent
Sales and marketing	$4,533,664	$4,781,752	$(248,088)	-5%
Percent of total revenue	27%	30%

Sales and marketing expense was $4,533,664 and $4,781,752 for the nine months ended March 31, 2019 and 2018, respectively, a 5% decrease. This decrease in sales and marketing expense is due to a decrease in fixed salary and travel expense, offset in part by higher variable compensation and professional services fees associated with the company’s Success Team personnel costs.

General and Administrative Expense
	Nine Months Ended March 31,		Variance
	2019	2018	Dollars	Percent
General and administrative	$3,490,698	$3,569,584	$(78,886)	-2%
Percent of total revenue	21%	23%

General and administrative expense was $3,490,698 and $3,569,584 for the nine months ended March 31, 2019 and 2018, respectively, a 2% decrease.  General and administrative expense were lower year over year due to a decrease in variable compensation, outside consultant fees and travel expense, offset in part by higher directors’ fees and bad debt expense.

Depreciation and Amortization Expense
	Nine Months Ended March 31,		Variance
	2019	2018	Dollars	Percent
Depreciation and amortization	$429,717	$487,815	$(58,098)	-12%
Percent of total revenue	3%	3%

Depreciation and amortization expense was $429,717 and $487,815 for the nine months ended March 31, 2019 and 2018, respectively, a decrease of 12%.  This decrease is primarily due to the full depreciation of computer hardware and software as well as a lower depreciation associated with business equipment. As a result of the expansion of new equipment for the Company’s information technology infrastructure, buildout of its corporate headquarters, and expansion of its collocation data center completed in May 2019, it is expected that depreciation as a percentage of revenue in subsequent periods will increase, and that amount may be material.

Other Income and Expense
	Nine Months Ended March 31,		Variance
	2019	2018	Dollars	Percent
Net other income (expense)	$144,765	$(12,157)	$156,922	1291%
Percent of total revenue	1%	0%

  Net other income was $144,765 for the nine months ended March 31, 2019 compared to net other expense of $12,157 for the nine months ended March 31, 2018.  Other income increased due to higher interest income from a result of an increase in cash held in short term investments and lower interest expense as a result of a decline in notes payable.

Preferred Dividends
	Nine Months Ended March 31,		Variance
	2019	2018	Dollars	Percent
Preferred dividends	$439,832	$426,737	$13,095	3%
Percent of total revenue	3%	3%

  Dividends accrued on the Company’s Series B-1 Preferred was $439,832 for the nine months ended March 31, 2019, compared to dividends accrued on the Series B-1 Preferred of $426,737 for the nine months ended March 31, 2018. This increase was due to a timing difference of dividends earned but not paid for the nine months ended March 31, 2018

Inflation

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

	As of		Variance
	March 31, 2019	June 30, 2018	Dollars	Percent
Cash and cash equivalents	$18,145,369	$14,892,439	$3,252,930	22%

We have historically funded our operations with cash from operations, equity financings, and borrowings from the issuance of debt. Cash was $18,145,369 and $14,892,439 at March 31, 2019 and June 30, 2018, respectively. This 22% increase is principally the result of increased cash flows from operations due to higher net income and accelerated collections.

Net Cash Flows from Operating Activities

	Nine Months Ended March 31,		Variance
	2019	2018	Dollars	Percent
Cash provided by operating activities	$3,483,962	$1,774,976	$1,708,986	96%

Net cash provided by operating activities is summarized as follows:

	Nine Months Ended March 31,
	2019	2018
Net Income	$3,720,103	$2,138,663
Noncash expense and income, net	1,253,274	1,272,613
Net changes in operating assets and liabilities	(1,489,415)	(1,636,300)
	$3,483,962	$1,774,976

Net cash provided by operating activities increased 96% primarily as a result of higher net income, offset in part by lower non-cash expense. Noncash expense decreased by $19,339 in the nine months ended March 31, 2019 compared to March 31, 2018 as a result of a decrease in stock compensation and depreciation and amortization, offset in part by an increase in bad debt. The reduction in operating assets and liabilities versus the comparable period was primarily due to an increase in cash and lower accounts payables, offset in part by lower accounts receivables and an increase in short term borrowing.

Net Cash Flows used in Investing Activities

	Nine Months Ended March 31,		Variance
	2019	2018	Dollars	Percent
Cash used in investing activities	$(44,197)	$(315,245)	$271,048	-86%

Net cash used in investing activities for the nine months ended March 31, 2019 was $44,197 compared to net cash used in investing activities of $315,245 for the nine months ended March 31, 2018. This decrease in cash used in investing activities for the nine months ended March 31, 2019 was due to a decrease in fixed asset purchases and the absence of capitalized software costs versus the comparable period.

Net Cash Flows from Financing Activities

	Nine Months Ended March 31,		Variance
	2019	2018	Dollars	Percent
Cash used in financing activities	$(186,835)	$(685,577)	$498,742	-73%

Net cash used in financing activities totaled $186,835 for the nine months ended March 31, 2019 as compared to cash used in financing activities of $685,577 for the nine months ended March 31, 2018. The decrease in net cash used in financing activities is primarily attributable to an increase in the amount drawn on the Company’s line of credit, offset in part by a decrease in proceeds received for the exercise of warrants and the issue of employee stock, a decrease in the payment of dividends, and an increase in the payment of notes payable.

Working Capital

At March 31, 2019, the Company had working capital of $18,011,340, as compared to working capital of $15,743,569 at June 30, 2018. This $2,267,771 increase in working capital is primarily due to an increase in cash and lower accounts payables, offset in part by lower accounts receivables and an increase in short term borrowing.

	As of March 31,	As of June 30,	Variance
	2019	2018	Dollars	Percent
Current assets	$26,722,881	$23,733,461	$2,989,420	13%

Current assets as of March 31, 2019 totaled $26,722,881, an increase of $2,989,420, as compared to $23,733,461 as of June 30, 2018. The increase in current assets is primarily attributable to an increase in cash of $3,252,930 offset in part by a decrease of $367,001 in accounts receivable and short-term contract assets, and an increase of $103,491 in prepaid expense and other current assets.

	As of March 31,	As of June 30,	Variance
	2019	2018	Dollars	Percent
Current liabilities	$8,711,541	$7,989,892	$721,649	9%

Current liabilities totaled $8,711,541 as of March 31, 2019 as compared to $7,989,892 as of June 30, 2018. The comparative increase in current liabilities is primarily attributable to an increase of $1,430,000 in amounts drawn on the Company’s line of credit, an increase of $582,343 in accrued liabilities, offset in part by a reduction of $867,631 in accounts payable, a decrease of $271,476 in deferred revenue, and a reduction of $151,587 in the current portion of notes payable.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenue, and results of operation, liquidity or capital expenditures.

Contractual obligations

Total contractual obligations and commercial commitments as of March 31, 2019 are summarized in the following table:

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Lease obligations	$357,000	$122,400	122,400	112,200	-

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

Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. At March 31, 2019, the debt portfolio was composed of approximately 6% fixed rate debt and 94% variable rate debt.

	March 31, 2019 (Unaudited)	Percent of Total Debt
Fixed rate debt	$291,945	6%
Variable rate debt	4,660,000	94%
Total debt	$4,951,945	100%

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2019:

Cash:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$18,145,369	2.5%

ITEM 4.  CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2019 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1	Amendment to Note, dated January 9, 2019 (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, dated January 15, 2019).
10.2	Master Lease Agreement, dated January 9, 2019 (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, dated January 15, 2019).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK CITY GROUP, INC.

Date: May 9, 2019	By:	/s/ Randall K. Fields
Randall K. Fields
Chief Executive Officer, Chairman and Director (Principal Executive Officer)

PARK CITY GROUP, INC.

Date: May 9, 2019	By:	/s/ Todd Mitchell
Todd Mitchell
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)