Form 10-K
period 2019-06-30
PARK CITY GROUP INC
filed 2019-09-12
CIK 50471

  UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-34941
(Commission file number)

PARK CITY GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1454128
State or other jurisdiction of incorporation	(IRS Employer Identification No.)

5282 South Commerce Drive, Suite D292 Murray, Utah 84107	(435) 645-2000
(Address of principal executive offices)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 Par Value	PCYG	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes    [X] No

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes    [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   [X] Yes    [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
[  ] Yes   [X] No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as of December 31, 2018 which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $64,653,279 (at a closing price of $5.97 per share).

As of September 11, 2019, 19,821,188 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference certain information from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2019.

TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-K
YEAR ENDED JUNE 30, 2019

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

As of June 30, 2019, the Company substantially completed the convergence of its Supply Chain and Compliance, Food Safety, MarketPlace supplier discovery and B2B e-commerce solution. As a result, the Company is now largely capable of delivering its services through a single ReposiTrak branded user interface.

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

Customers

The Company is currently engaged primarily by food related consumer goods retailers, wholesalers, and their suppliers. The bulk of the Company’s customers are in the U.S. consumer retail sector for food and general merchandise. However, the Company is opportunistic and will offer its solutions to a wide variety of other potential customers. Target Corporation accounted for approximately 8.5% of the Company’s total revenue in the fiscal year ended June 30, 2019.

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

With the convergence of the Company’s solutions to a single delivery platform, the Company also reorganized its sale force and reoriented its marketing efforts. This process involved streamlining the sales force to enable cross-selling by reducing regional account managers and shifting our sales emphasis towards the Company’s inside sales team located at its corporate headquarters in Murray, Utah.

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

Employees

As of June 30, 2019, the Company employed a total of 74 employees. Of these employees, 7 are located overseas. The Company plans to continue expanding its offshore workforce to augment its analytics services offerings, expand its professional services and to provide additional programming resources. The employees are not represented by any labor union.

Reports to Security Holders

The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, it files annual, quarterly and other reports and information with the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of these reports, proxy and information statements and other information may be obtained by electronic request at the following e-mail address: publicinfo@sec.gov.

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

Our marketing strategy emphasizes sales of subscription-based services, instead of annual licenses, and contracting with suppliers (“Spokes”) to connect to our clients (“Hubs”). This strategy has resulted in the development of a foundation of retail and wholesale Hubs to which suppliers can be “connected,” thereby accelerating future growth. If, however, this marketing strategy fails, revenue and operations will be negatively affected. We had net income of $3,902,406 for the year ended June 30, 2019, compared to a net income of $3,408,783 for the year ended June 30, 2018. Although we generated net income in the year ended June 30, 2019, there can be no assurance that we will achieve profitability in future periods. We cannot provide assurance that we will continue to generate revenue or have sustainable profits. If we do not operate profitably in the future, our current cash resources will be used to fund our operating losses. Continued losses would have an adverse effect on the long-term value of our Common Stock and any investment in the Company.

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
consolidation in the food industry;

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

Markets for our type of software products and that of our competitors are characterized by development of new software, software solutions or enhancements that are subject to constant change; rapidly evolving technological change; and unanticipated changes in customer needs. Because these markets are subject to such rapid change, the life cycle of our products is difficult to predict. As a result, we are subject to the following risks: whether or how we will respond to technological changes in a timely or cost-effective manner; whether the products or technologies developed by our competitors will render our products and services obsolete or shorten the life cycle of our products and services; and whether our products and services will achieve market acceptance.

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

Our future revenue is dependent upon the successful and timely development of new and enhanced versions of our products and potential product offerings suitable to the customers’ needs. If we fail to successfully upgrade existing products and develop new products, and those new products do not achieve market acceptance, our revenue will be negatively impacted.

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

Our customers have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period. Our renewal rates may decline or fluctuate as a result of factors, including customer dissatisfaction with our service, customers’ ability to continue their operations and spending levels, consolidation, and deteriorating general economic conditions. If our customers do not renew their subscriptions for our service or reduce the level of service at the time of renewal, our revenue will decline, and our business will suffer.

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

Our success depends on the food safety market’s confidence that we can provide reliable, high-quality reporting for our customers. We believe that our customers are likely to be particularly sensitive to product defects and operator errors, including if our systems fail to accurately report issues that could reduce the liability of our clients in the event of a product recall. In addition, our reputation and the reputation of our products can be adversely affected if our systems fail to perform as expected. However, if our customers or potential customers fail to implement and use our systems as suggested by us, they may not be able to deal with a recall as effectively as they could have. As a result, the failure or perceived failure of our products to perform as expected, could have a material adverse effect on our revenue, results of operations and business.

If a customer is sued because of a recalled product we could be joined in that suit, the defense of which would impair our operating results.

We believe our Compliance and Food Safety solutions would be helpful in the event of a recall. However, their ultimate usefulness is dependent on how the customer uses our products, which is in many ways out of our control. Similarly, a customer which is a defendant in a product liability case could claim that had our services performed as represented the extent of potential liability would have been minimized and therefore, we should have some contributory liability in the case. Defending such a claim could have a material adverse effect on our revenue, results of operations and business.

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

As part of our current disaster recovery arrangements, our production environment and all of our customers’ data is currently replicated in near real-time in a separate facility physically located in a different region of the United States. We do not control the operation of these facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our service could be interrupted.

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

The rate at which our customers purchase new or enhanced services depends on several factors, including general economic conditions. The United States and other key international economies have experienced in the past a downturn in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our enterprise cloud computing services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts or affect renewal rates, all of which could adversely affect our operating results.

Risks Relating to Our Common Stock

Our quarterly results of operations may fluctuate in the future, which could result in volatility in our stock price.

Our quarterly revenue and results of operations have varied in the past and may fluctuate as a result of a variety of factors. If our quarterly revenue or results of operations fluctuate, the price of our Common Sstock could decline substantially. Fluctuations in our results of operations may be due to several factors, including, but not limited to, those listed and identified throughout this “Risk Factors” section.

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

Our officers and directors, including our Chief Executive Officer, Randall K. Fields, control approximately 41% of our Common Stock. Mr. Fields, individually controls 33% of our Common Stock. Consequently, Mr. Fields individually, and our officers and directors, as stockholders acting together, can significantly influence all matters requiring approval by our stockholders, including the election of directors and significant corporate transactions, such as mergers or other business combination transactions.

Our corporate charter contains authorized, unissued “blank check” Preferred Stock issuable without stockholder approval with the effect of diluting then current stockholder interests.

Our articles of incorporation currently authorize the issuance of up to 30,000,000 shares of ‘blank check’ Preferred Stock with designations, rights, and preferences as may be determined from time to time by our Board of Directors, of which 700,000 shares are currently designated as Series B Convertible Preferred Stock (“Series B Preferred”) and 550,000 shares are designated as Series B-1 Preferred Stock (“Series B-1 Preferred”). As of June 30, 2019, a total of 625,375 shares of Series B Preferred and 212,402 shares of Series B-1 Preferred were issued and outstanding.

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

We have not paid dividends on our Common Stock, and investors should consider the potential for us to pay dividends on our Common Stock as a factor when determining whether to invest in us.

We have not paid dividends on our Common Stock and do not anticipate the declaration of any dividends pertaining to our Common Stock in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our Board of Directors will determine our future dividend policy at their sole discretion, and future dividends will be contingent upon future earnings, if any, obligations of the stock issued, our financial condition, capital requirements, general business conditions and other factors. Future dividends may also be affected by covenants contained in loan or other financing documents, which we may executed in the future. Therefore, there can be no assurance that dividends will ever be paid on our Common Stock.

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

Our principal place of business operations is located at 5282 South Commerce Drive, Suite D292, Murray, Utah 84107. We lease approximately 10,000 square feet at this corporate office location, consisting primarily of office space, conference rooms and storage areas. Our telephone number is (435) 645-2000. Our website address is http://www.parkcitygroup.com.

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

	Quarterly Common Stock Price Ranges
	2019		2018
Fiscal Quarter Ended	High	Low	High	Low
September 30	$10.33	$7.50	$14.80	$10.80
December 31	$10.05	$5.64	$12.50	$9.50
March 31	$8.96	$6.19	$11.70	$8.65
June 30	$5.19	$4.95	$9.70	$6.75

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

Holders of Record

At June 30, 2019 there were 652 holders of record of our Common Stock, and 19,793,372 shares were issued and outstanding, three holders of Series B Preferred and 625,375 shares issued and outstanding, and four holders of Series B-1 Preferred and 212,402 shares issued and outstanding. The number of holders of record and shares of Common Stock issued and outstanding was calculated by reference to the books and records of the Company’s transfer agent.

Issuance of Securities

We issued shares of our Common Stock in unregistered transactions during fiscal year 2019. All of the shares of Common Stock issued in non-registered transactions were issued in reliance on Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act and were reported in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K filed with the Securities and Exchange Commission during the fiscal year ended June 30, 2019. 28,188 shares of Common Stock were issued subsequent to June 30, 2019.

Share Repurchase Program

On May 9, 2019, the Board of the Company approved the repurchase of up to $4.0 million of the Company’s Common Stock, par value $0.01 per share, over the next 24 months (the “Share Repurchase Program”). The following table provides information about the repurchases of our Common Stock registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), from the implementation of the Share Repurchase Program for the year ended June 30, 2019.

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Amount Available for Future Share Repurchases Under the Plans or Programs
May 9, 2019 – May 31, 2019:	17,600	$5.65	17,600	$3,897,659

June 1, 2019 – June 30, 2019:	70,000	$5.41	87,600	$3,517,594

May 9, 2019 – June 30, 2019:	87,600	$5.53	87,600	$3,517,594

(1)
We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

(2)
On May 9, 2019, our Board of Directors approved a Share Repurchase Program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors may authorize increases to our Share Repurchase Program. The total remaining authorization for future Common Share repurchases under our Share Repurchase Program was $3,517,594 as of June 30, 2019. Under the Share Repurchase Program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable laws and regulations, including Rule 12b-18 of the Exchange Act. The Share Repurchase Program expires 24 months following May 9, 2019, and it may be suspended for periods or discontinued at any time.

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

Overview

Park City Group, Inc. (the “Company”) is a Software-as-a-Service (SaaS) provider, and the parent company of ReposiTrak Inc., a B2B e-commerce, compliance, and supply chain management platform that partners with retailers, wholesalers, and product suppliers to help them source, vet, and transact with their upstream suppliers in order to accelerate sales, control risks, and improve supply chain efficiencies. The Company’s fiscal year ends on June 30. References to fiscal 2019 refer to the fiscal year ended June 30, 2019.

Sources of Revenue

The principal customers for the Company’s products are multi-store retail chains, wholesalers and distributors, and their suppliers. The Company has a hub and spoke business model. The Company is typically engaged by retailers and wholesalers (“Hubs”), which in turn require their suppliers (“Spokes”) to utilize the Company’s services. The Company derives revenue from five sources: (i) Subscription Fees, (ii) Transaction Based Fees, (iii) Professional Services Fees, (iv) License Fees, and (v) Hosting and Maintenance Fees

A significant portion of the Company’s revenue is generated from its Supply Chain, Compliance and Food Safety solutions in the form of recurring subscription payments from the suppliers. Subscription fees can be based on a negotiated flat fee per supplier, or some volumetric metric, such as the number of stores, or the volume of economic activity between a retailer and its suppliers. Subscription revenue contains arrangements with customers for use of the application, application and data hosting, maintenance of the application, and standard support.

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

See Note 2 to our audited Consolidated Financial Statements included in Part I, Item 1 of this Annual Report on Form 10-K for a full description of the impact of the adoption of new accounting standards on our financial statements. Following the adoption of this guidance, the revenue recognition for our sales arrangements remained materially consistent with our historical practice and there have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Other Metrics – Non-GAAP Financial Measures

To supplement our financial statements, historically we have provided investors with Adjusted EBITDA and non-GAAP income per share, both of which are non-GAAP financial measures. We believe that these non-GAAP measures may provide useful information regarding certain financial and business trends relating to our financial condition and operations. Our management uses these non-GAAP measures to compare the Company’s performance to that of prior periods for trend analyses and planning purposes. These measures are also presented to our Board of Directors.

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The Company records compensation expense on a straight-line basis. The fair value of any options granted are estimated at the date of grant using a Black-Scholes option pricing model with assumptions for the risk-free interest rate, expected life, volatility, dividend yield and forfeiture rate.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15 Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments in this update apply to an entity who is a customer in a hosting arrangement accounted for as a service contract. The update requires a customer in a hosting arrangement to capitalize certain implementation costs. Costs associated with the application development stage of the implementation should be capitalized and costs with the other stages should be expensed. For instance, costs for training and data conversion should be expensed. The capitalized implementation costs should be expensed over the term of the hosting arrangement, which is the noncancelable period plus periods covered by an option to extend if the customer is reasonably certain to exercise the option. Impairment of the capitalized costs should be considered similar to other intangibles. The effective date of this update is effective for annual reporting periods beginning after December 15, 2019 for public entities and after December 15, 2020 for all other entities with early adoption permitted. The Company is a customer in a hosting arrangement and may enter into new arrangements in the future. The Company will apply the guidance for implementation costs of new hosting arrangements once adopted.

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, amends, and adds disclosure requirements for fair value measurements. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Although we are still evaluating the impact of this new standard, we do not believe that the adoption will materially impact our Condensed Consolidated Financial Statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07 Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this update, equity-based payments to non-employees was accounted for under Subtopic 505-50 resulting in significant differences between the accounting for share-based payments to non-employees as compared to employees. One of the most significant changes is that non-employee share-based awards (classified as equity awards) may be measured at grant-date fair value and not have to be continually revalued until the service/goods are rendered. The update also indicates that share-based awards related to financing and awards granted to a customer in conjunction with selling goods or services are not included in Topic 718. This standard is effective for interim and annual reporting periods beginning after December 15, 2018 for public entities and December 15, 2019 for all other entities. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company anticipates this update may impact its financials for any non-employee grants but the impact is not material.

In May 2014, August 2015, April 2016, May 2016, September 2017 and November 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, ASU 2016-12 (ASC Topic 606) Revenue from Contracts with Customers, Narrow Scope Improvements and Practical Expedients, ASU 2017-14, Income Statement - Reporting Comprehensive Income (ASC Topic 606), Revenue Recognition (ASC Topic 606), and Revenue from Contracts with Customers (ASC Topic 606): Amendments to SEC Paragraphs pursuant to Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403, respectively. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company adopted the standard using the modified retrospective method.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendments in this update simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. An entity should apply the amendments in this update on a prospective basis. The Company notes that this guidance applies to its reporting requirements and has implement the new guidance accordingly.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. Historically, there has been a diversity in practice in how certain cash receipts/payments are presented and classified in the statement of cash flows under Topic 230. To reduce the existing diversity in practice, this update addresses multiple cash flow issues. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company notes that this guidance applies to its reporting requirements and has implemented the new guidance accordingly.

In February 2016, the FASB issued ASU 2016-02 (ASC Topic 842), Leases. The ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company will implement the new standard July 2019.

Results of Operations – Fiscal Years Ended June 30, 2019 and 2018

Revenue

	Year Ended June 30, 2019	$ Change	% Change	Year Ended June 30, 2018
Revenue	$21,169,608	$(866,670)	-4%	$22,036,278

During the fiscal year ended June 30, 2019, the Company had revenue of $21,169,608 compared to $22,036,278 for the year ended June 30, 2018, a 4% decrease. This $866,670 decrease in total revenue was driven by lower one-time license sales, professional services associated with both license and other sales, and a decrease in MarketPlace transactional revenue. The decrease in one-time license sales and MarketPlace was partially offset by recurring maintenance revenue and an increase in recurring subscription revenue.

With the adoption of ASC 606, the Company “unbundles” its service offerings by performance obligation and recognizes revenue accordingly when or as the obligation is satisfied. This may result in fluctuations in quarter to quarter comparisons, and that difference may be material.

Although no assurances are given, the Company believes that focusing on recurring subscription revenue and less one-time revenue will continue to increase its recurring revenue in subsequent periods primarily due to growth in new customers for the Company’s Tier 2 initiative, MarketPlace B2B e-commerce services, and cross-selling existing customers other services.

Cost of Services and Product Support

	Year Ended June 30, 2019	$ Change	% Change	Year Ended June 30, 2018
Cost of service and product support	$5,830,084	$(757,402)	-11%	$6,587,486
Percent of total revenue	28%			30%

Cost of services and product support was $5,830,084 or 28% of total revenue, and $6,587,486 or 30% of total revenue for the years ended June 30, 2019 and 2018, respectively, an 11% decrease. This decrease of $757,402 is primarily attributable to costs related to lower headcount, stock compensation expense, and costs related to lower MarketPlace revenue.

Management expects service and a product support to increase in subsequent periods and notes that new services, while accretive to earnings, may have a negative impact on gross margin.

Sales and Marketing Expense

	Year Ended June 30, 2019	$ Change	% Change	Year Ended June 30, 2018
Sales and marketing	$6,006,597	$(396,746)	-6%	$6,403,343
Percent of total revenue	28%			29%

The Company’s sales and marketing expense was $6,006,597, or 28% of total revenue, and $6,403,343, or 29% of total revenue, for the fiscal years ended June 30, 2019 and 2018, respectively, a 6% decrease. This decrease in sales and marketing expense is due to (1) a decrease in commission and other costs associated with lower revenue, and (2) rationalizing trade shows, marketing campaigns and other sales spending that were determined to not yield a return on investment.

Management expects sales and marketing expense to remain flat in absolute value in subsequent periods, but to fall as a percentage of total revenue due to inside sales team and automation of Tier 2 compliance onboarding.

General and Administrative Expense

	Year Ended June 30, 2019	$ Change	% Change	Year Ended June 30, 2018
General and administrative	$4,742,205	$(152,541)	-3%	$4,894,746
Percent of total revenue	22%			22%

The Company’s general and administrative expense was $4,742,205, or 22% of total revenue, and $4,894,746 or 22% of total revenue for the years ended June 30, 2019 and 2018, respectively, a 3% decrease. This $152,541 decrease is primarily attributable to lower rent costs and a decrease in stock-based compensation expense.

Management expects general and administrative expense to increase in absolute value in subsequent periods, but to fall as a percentage of total revenue as it benefits from investments in automation and process optimization.

Depreciation and Amortization Expense

	Year Ended June 30, 2019	$ Change	% Change	Year Ended June 30, 2018
Depreciation and amortization	$601,433	$(32,421)	-5%	$633,854
Percent of total revenue	3%			3%

The Company’s depreciation and amortization expense was $601,433 and $633,854 for the years ended June 30, 2019 and 2018, respectively, a 5% decrease. This decrease is primarily due to the full depreciation of computer hardware and software occurring during the period.

Other Income and Expense

	Year Ended June 30, 2019	$ Change	% Change	Year Ended June 30, 2018
Other (expense) and income	$55,287	$57,958	NM	$(2,671)
Percent of total revenue	<1%			NM

Other income was $ 55,287 compared to expense of $2,671 for the year ended June 30, 2018. This increase of $57,958 for the year ended June 30, 2019 when compared to the year ended June 30, 2018 was due to a higher cash balance and an increase in interest income on that cash balance due to higher yields, lower fees on equipment financing, and a loss on a sale of investment, versus the comparable period a year ago.

Preferred Dividends

	Year Ended June 30, 2019	$ Change	% Change	Year Ended June 30, 2018
Preferred dividends	$586,443	$13,095	2%	$573,348
Percent of total revenue	2%			4%

Dividends accrued on the Company’s Series B Preferred and Series B-1 Preferred was $586,443 for the year ended June 30, 2019, compared to dividends accrued on the Series B Preferred of $573,348 for the year ended June 30, 2018. This $13,095 increase was due to the Company’s decision to begin paying the dividend related to its Series B-1 Preferred in cash as opposed to shares of Series B-1 Preferred.

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

	Year Ended June 30, 2019	$ Change	% Change	Year Ended June 30, 2018
Cash and Cash Equivalents	$18,609,423	$3,716,984	25%	$14,892,439

Cash and cash equivalents were $18,609,423 and $14,892,439 at June 30, 2019, and June 30, 2018, respectively, a 25% increase. The $3,716,984 increase during the year ended June 30, 2019 when compared to the year ended June 30, 2018 is principally the result of higher gross margins and ongoing collections.

Net Cash Flows from Operating Activities

	Year Ended June 30, 2019	$ Change	% Change	Year Ended June 30, 2018
Cash flows provided by operating activities	$4,578,855	$2,399,369	110	$2,179,486

Net cash provided by operating activities is summarized as follows:

	2019	2018
Net income	$3,902,406	$3,408,783
Noncash expense and income, net	1,663,314	1,687,888
Net changes in operating assets and liabilities	(986,865)	(2,917,185)
	$4,578,855	$2,179,486

Non-cash expense in the year ended June 30, 2019 as compared to June 30, 2018 were essentially flat. Net changes in operating assets and liabilities were $1,930,320 and were the result of higher collections, a decrease in accounts payable, and a decrease in overall operating costs.

Net Cash Flows used in Investing Activities

	Year Ended June 30, 2019	$ Change	% Change	Year Ended June 30, 2018
Cash flows (used in) investing activities	$(969,996)	(654,750)	208%	$(315,246)

Net cash flows used in investing activities for the year ended June 30, 2019 was $969,996 compared to net cash flows used in investing activities of $315,246 for the year ended June 30, 2018. This $654,750 increase in cash used in investing activities for the year ended June 30, 2019 when compared to the same period in 2018 was due to the buildout of our new office space, and infrastructure associated with a new data center.

Net Cash Flows from Financing Activities

	Year Ended June 30, 2019	$ Change	% Change	Year Ended June 30, 2018
Cash flows provided by (used in) financing activities	$108,125	$1,133,932	-111%	$(1,025,807)

Net cash provided by financing activities totaled $108,125 for the year ended June 30, 2019 compared to cash flows used in financing activities of $1,025,807 for the year ended June 30, 2018. The increase in net cash related to financing activities is primarily attributable to redemption of $1.0 million of the Company’s Series B-1 Preferred in the prior year.

Liquidity and Working Capital

At June 30, 2019, the Company had positive working capital of $17,746,257, as compared with positive working capital of $15,743,569 at June 30, 2018. This $2,002,688 increase in working capital is principally due to an increase of $3,716,984 in cash, a reduction of $960,140 in accounts payable, a reduction of $477,844 due to the Company’s Share Repurchase Program, and a reduction of $417,499 in deferred revenue.

While no assurances can be given, management currently believes that the Company will continue to increase its working capital position in subsequent periods and that projected cash flow from operations, and that it will have adequate cash resources to fund its operations and satisfy its debt obligations for at least the next 12 months.

	Year Ended June 30, 2019	$ Change	% Change	Year Ended June 30, 2018
Current assets	$26,548,874	$2,815,413	12%	$23,733,461

Current assets as of June 30, 2019, totaled $26,548,874, an increase of $2,815,413 when compared to $23,733,461 as of June 30, 2018. The increase in current assets is attributable to an increase of $3,716,984 in cash, offset by a decrease of $478,593 in contract assets – unbilled current portion, a decrease in accounts receivable, net allowance of $343,690 and a decrease in prepaid expense of $79,288.

	Year Ended June 30, 2019	$ Change	% Change	Year Ended June 30, 2018
Current liabilities	$8,802,617	$812,725	10%	$7,989,892

Current liabilities totaled $8,802,617 and $7,989,892 as of June 30, 2019, and 2018, respectively. The $812,725 comparative increase in current liabilities is principally due to current portion of notes payable, offset in part by a decrease of $960,140 in accounts payable and a decrease in deferred revenue of $417,499.

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

Contractual Obligations

Total contractual obligations and commercial commitments as of June 30, 2019, are summarized in the following table:

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$326,400	$122,400	$122,400	$81,600	$

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital lease obligations	$1,338,462	$349,164	$349,164	$640,134	$

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

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2019. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of June 30, 2019, based on the framework and criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2019.

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

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2019.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2019.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2019.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits, Financial Statements and Schedules

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment (2)
3.3	Certificate of Amendment (3)
3.4	Certificate of Amendment (16)
3.5	Amended and Restated Bylaws (14)
4.1	Certificate of Designation of the Series B Convertible Preferred Stock (4)
4.2	Fourth Amended and Restated Certificate of Designation of the Relative Rights, Powers and Preferences of the Series B Preferred Stock of Park City Group, Inc. (12)
4.3	First Amended and Restated Certificate of Designation of the Relative Rights, Powers and Preferences of the Series B-1 Preferred Stock of Park City Group, Inc. (13)
10.1	Subordinated Promissory Note, dated April 1, 2009, issued to Riverview Financial Corporation (5)
10.2	Amendment to Loan Agreement and Note, by and between U.S. Bank National Association and the Company, dated September 15, 2009 (6)
10.3	Amendment to Loan Agreement and Note, by and between U.S. Bank National Association and the Company, dated May 5, 2010 (7)
10.4	ReposiTrak Omnibus Subscription Agreement (8)
10.5	ReposiTrak Promissory Note (8)
10.6	Fields Employment Agreement (10)
10.7	Services Agreement (10)
10.8	Employment Agreement by and between Todd Mitchell and Park City Group, Inc., dated September 28, 2015 (11)
10.9	Amendment No. 1 to the Employment Agreement, by and between Park City Group, Inc., Randall K. Fields and Fields Management, Inc., dated July 1, 2016 (15)
10.10	Amendment to Services Agreement (18)
10.11	Amendment to Note, by and between U.S. Bank National Association and the Company, dated January 9, 2019 (19)
10.12	Master Lease Agreement, dated January 9, 2019 (19)
10.13	Employment Agreement by and between John Merrill and Park City Group, Inc., dated May 29, 2019 (20)
14.1	Code of Ethics and Business Conduct (9)
21	List of Subsidiaries (17)
23.1	Consent of Haynie & Company, dated September 11, 2019
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *

(1)	Incorporated by reference from our Form DEF 14C dated June 5, 2002.
(2)	Incorporated by reference from our Form 10-QSB for the year ended Sept 30, 2005.
(3)	Incorporated by reference from our Form 10-KSB dated September 29, 2006.
(4)	Incorporated by reference from our Form 8-K dated July 21, 2010.
(5)	Incorporated by reference from our Form 8-K dated June 5, 2009.
(6)	Incorporated by reference from our Form 8-K dated September 30, 2009.
(7)	Incorporated by reference from our Form 8-K dated May 6, 2010.
(8)	Incorporated by reference from our Annual Report on Form 10-K dated September 23, 2013.
(9)	Incorporated by reference from our Form 10-KSB dated September 29, 2008.
(10)	Incorporated by reference from our Form 10-K dated September 11, 2014.
(11)	Incorporated by reference from our Form 8-K dated September 30, 2015.
(12)	Incorporated by reference from our Form 8-K dated January 14, 2016.
(13)	Incorporated by reference from our Form 8-K dated January 14, 2016.
(14)	Incorporated by reference from our Form 8-K dated October 21, 2016.
(15)	Incorporated by reference from our Form 10-Q dated November 7, 2016.
(16)	Incorporated by reference from our Form 8-K dated July 28, 2017.
(17)	Incorporated by reference from our Form 10-K dated September 13, 2017.
(18)	Incorporated by reference from our Form 10-Q dated May 10, 2018.
(19)	Incorporated by reference from our Form 8-K dated January 15, 2019.
(20)	Incorporated by reference from our Form 8-K dated May 31, 2019.
*	Filed herewith

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK CITY GROUP, INC.
(Registrant)
Date: September 12, 2019	By: /s/ Randall K. Fields
Principal Executive Officer, Chairman of the Board and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall K. Fields	Chairman of the Board and Director,	September 12, 2019
Randall K. Fields	Chief Executive Officer (Principal Executive Officer)
/s/ John Merrill	Chief Financial Officer	September 12, 2019
John Merrill	(Principal Financial Officer & Principal Accounting Officer)
/s/ Robert W. Allen	Director, and Compensation	September 12, 2019
Robert W. Allen	Committee Chairman
/s/ William S. Kies, Jr.	Director	September 12, 2019
William S. Kies, Jr.
/s/ Peter J. Larkin	Director	September 12, 2019
Peter J. Larkin
/s/ Ronald C. Hodge	Director, and Audit Committee Chairman	September 12, 2019
Ronald C. Hodge

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Park City Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Park City Group, Inc. and Subsidiaries (the Company) as of June 30, 2019 and 2018, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2019, expressed an unqualified opinion.

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
September 12, 2019

We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Park City Group, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Park City Group, Inc. and Subsidiaries’ (the Company’s) internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets and the related statements of income, comprehensive income, stockholders’ equity, and cash flows of the Company, and our report dated September 12, 2019, expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Haynie & Company
Salt Lake City, Utah
September 12, 2019

PARK CITY GROUP, INC.
Consolidated Balance Sheets

Assets	June 30, 2019	June 30, 2018
Current Assets
Cash	$18,609,423	$14,892,439
Receivables, net of allowance for doubtful accounts of $145,825 and $153,220 at June 30, 2019 and 2018, respectively	3,878,658	4,222,348
Contract asset – unbilled current portion	3,023,694	3,502,287
Prepaid expense and other current assets	1,037,099	1,116,387

Total Current Assets	26,548,874	23,733,461

Property and equipment, net	2,972,257	1,896,348

Other Assets:
Deposits, and other assets	17,146	18,691
Contract asset – unbilled long-term portion	1,659,110	1,194,574
Investments	-	477,884
Customer relationships	788,400	919,800
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	70,864	168,926

Total Other Assets	23,419,406	23,663,761

Total Assets	$52,940,537	$49,293,570

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$530,294	$1,490,434
Accrued liabilities	1,399,368	745,694
Contract liability - deferred revenue	1,917,787	2,335,286
Lines of credit	4,660,000	3,230,000
Current portion of notes payable	295,168	188,478

Total current liabilities	8,802,617	7,989,892

Long-term liabilities
Notes payable, less current portion	920,754	1,592,077
Other long-term liabilities	-	7,275

Total liabilities	9,723,371	9,589,244

Commitments and contingencies

Stockholders’ equity:
Preferred Stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 625,375 shares issued and outstanding at June 30, 2019 and 2018;	6,254	6,254
Series B-1 Preferred, 550,000 shares authorized; 212,402 shares issued and outstanding at June 30, 2019 and 2018, respectively	2,124	2,124
Common Stock, $0.01 par value, 50,000,000 shares authorized; 19,793,372 and 19,773,549 issued and outstanding at June 30, 2019 and 2018, respectively	197,936	197,738
Additional paid-in capital	76,908,566	76,711,887
Accumulated deficit	(33,897,714)	(37,213,677)

Total stockholders’ equity	43,217,166	39,704,326

Total liabilities and stockholders’ equity	$52,940,537	$49,293,570

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended June 30,
	2019	2018

Revenue	$21,169,608	$22,036,278

Operating expense:
Cost of revenue and product support	5,830,084	6,587,486
Sales and marketing	6,006,597	6,403,343
General and administrative	4,742,205	4,894,746
Depreciation and amortization	601,433	633,854
Total operating expense	17,180,319	18,519,429

Income from operations	3,989,289	3,516,849

Other income:
Interest Income	247,059	164,217
Interest expense	(42,684)	(166,888)
Gain (loss) on disposition of investment	(148,548)	-

Income before income taxes	4,045,116	3,514,178

(Provision) for income taxes	(142,710)	(105,395)

Net income	3,902,406	3,408,783

Dividends on Preferred Stock	(586,443)	(573,348)

Net income (loss) applicable to common shareholders	$3,315,963	$2,835,435

Weighted average shares, basic	19,849,000	19,581,000
Weighted average shares, diluted	20,368,000	20,280,000
Basic earnings (loss) per share	$0.17	$0.14
Diluted earnings (loss) per share	$0.16	$0.14

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2017	625,375	$6,254	285,859	$2,859	19,423,821	$194,241	$75,489,189	$(39,983,692)	$35,708,851

Stock issued for:
Accrued compensation	-	-	20,000	200	136,160	1,361	1,247,149	-	1,248,710
Cash	-	-	-	-	27,018	270	244,147	-	244,417
Preferred Dividends-Declared	-	-	-	-	-	-	-	(573,348)	(573,348)
Exercise of Option/Warrant	-	-	-	-	186,550	1,866	665,037	-	666,903
Redemption	-	-	(93,457)	(935)	-	-	(933,635)	(65,420)	(999,990)

Net income								3,408,783	3,408,783
Balance, June 30, 2018	625,375	$6,254	212,402	$2,124	19,773,549	$197,738	$76,711,887	$(37,213,677)	$39,704,326

Stock issued for:
Accrued compensation	-	-	-	-	55,274	552	452,276	-	452,828
Cash	-	-	-	-	26,568	266	154,409	-	154,675
Preferred Dividends-Declared	-	-	-	-	-	-	-	(586,443)	(586,443)
Exercise of Option/Warrant	-	-	-	-	25,581	256	164,741	-	164,997
Redemption	-	-	-	-	-	-	(93,217)	-	(93,217)
Stock Buyback	-	-	-	-	(87,600)	(876)	(481,530)	-	(482,406)
Net income								3,902,406	3,902,406
Balance, June 30, 2019	625,375	6,254	212,402	2,124	19,793,372	197,936	76,908,566	(33,897,714)	43,217,166

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$3,902,406	$3,408,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	601,433	633,854
Stock compensation expense	551,881	588,984
Bad debt expense	510,000	465,050
Decrease (increase) in:
Trade receivables	312,283	(4,180,558)
Long-term receivables, prepaids and other assets	(383,703)	854,239
Increase (decrease) in:
Accounts payable	(960,140)	924,947
Accrued liabilities	462,194	(500,253)
Deferred revenue	(417,499)	(15,560)

Net cash provided by operating activities	4,578,855	2,179,486

Cash flows from investing activities:
Purchase of property and equipment	(1,447,880)	(204,005)
Capitalization of software costs	-	(111,241)
Sale of long-term investments	477,884	-

Net cash used in investing activities	(969,996)	(315,246)

Cash flows from financing activities:
Proceeds from employee stock purchase plans	-	244,417
Proceeds from exercises of options and warrants	164,997	666,903
Proceeds from issuance of note payable	1,268,959	56,078
Net increase in lines of credit	1,430,000	380,000
Redemption of Series B-1 Preferred	-	(999,990)
Dividends paid	(439,833)	(782,123)
Common stock buy-back	(482,406)	-
Payments on notes payable and capital leases	(1,833,592)	(591,092)

Net cash provided by (used in) financing activities	108,125	(1,025,807)

Net increase in cash and cash equivalents	3,716,984	838,433

Cash and cash equivalents at beginning of period	14,892,439	14,054,006

Cash and cash equivalents at end of period	$18,609,423	$14,892,439

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$76,063	$75,714
Cash paid for interest	$146,889	$166,888

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Preferred Stock to pay accrued liabilities	$-	$200,000
Common Stock to pay accrued liabilities	$514,286	$1,048,710
Dividends accrued on Preferred Stock	$586,443	$573,532

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2019 and June 30, 2018

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. The methods, estimates, and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results it reports in its financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as those that are most important to the portrayal of the Company’s financial condition and results and require the Company to make its most difficult and subjective judgments, often because of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company’s most critical accounting policies include revenue recognition, goodwill, other long-lived asset valuations, income taxes, stock-based compensation, and capitalization of software development costs.

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

The Company had one customer that accounted for greater than 10% of accounts receivable at June 30, 2019. Customer A had a balance of $886,174 and $1,288,980, for June 30,2019 and June 30, 2018, respectively.

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

Warranties

The Company offers a limited warranty against software defects. Customers who are not completely satisfied with their software purchase may attempt to be reimbursed for their purchases outside the warranty period. For the years ending June 30, 2019 and 2018, the Company did not incur any expense associated with warranty claims.

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

Revenue Recognition

 The Company recognizes revenue as it transfers control of deliverables (products, solutions and services) to its customers in an amount reflecting the consideration to which it expects to be entitled. To recognize revenue, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. The Company accounts for a contract based on the terms and conditions the parties agree to, the contract has commercial substance and collectability of consideration is probable. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience.

The Company may enter into arrangements that consist of multiple performance obligations. Such arrangements may include any combination of its deliverables. To the extent a contract includes multiple promised deliverables, the Company applies judgment to determine whether promised deliverables are capable of being distinct and are distinct in the context of the contract. If these criteria are not met, the promised deliverables are accounted for as a combined performance obligation. For arrangements with multiple distinct performance obligations, the Company allocates consideration among the performance obligations based on their relative standalone selling price. Standalone selling price is the price at which the Company would sell a promised good or service separately to the customer. When not directly observable, the Company typically estimates standalone selling price by using the expected cost plus a margin approach. The Company typically establishes a standalone selling price range for its deliverables, which is reassessed on a periodic basis or when facts and circumstances change.

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

If the Company’s invoicing is not consistent with the value delivered, revenue is recognized as the service is performed based on the method described above. The output method measures the results achieved and value transferred to a customer, which is updated as the project progresses to reflect the latest available information; such estimates and changes in estimates involve the use of judgment. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known and any anticipated losses on contracts are recognized immediately. Revenue related to fixed-price hosting and infrastructure services is recognized based on the Company’s right to invoice for services performed for contracts in which the invoicing is representative of the value being delivered, in accordance with the practical expedient in ASC 606-10-55-18. If the Company’s invoicing is not consistent with value delivered, revenue is recognized on a straight-line basis unless revenue is earned and obligations are fulfilled in a different pattern. The revenue recognition method applied to the types of contracts described above provides the most faithful depiction of performance towards satisfaction of the Company’s performance obligations.

Revenue related to the Company’s software license arrangements that do not require significant modification or customization of the underlying software is recognized when the software is delivered as control is transferred at a point in time. For software license arrangements that require significant functionality enhancements or modification of the software, revenue for the software license and related services is recognized as the services are performed in accordance with the methods described above. In software hosting arrangements, the rights provided to the customer, such as ownership of a license, contract termination provisions and the feasibility of the client to operate the software, are considered in determining whether the arrangement includes a license or a service. Revenue related to software maintenance and support is generally recognized on a straight-line basis over the contract period.

Revenue related to transaction-based or volume-based contracts is recognized over the period the services are provided in a manner that corresponds with the value transferred to the customer to-date relative to the remaining services to be provided.

From time to time, the Company may enter into arrangements with third party suppliers to resell products or services. In such cases, the Company evaluates whether the Company is the principal (i.e. report revenue on a gross basis) or agent (i.e. report revenue on a net basis). In doing so, the Company first evaluates whether it controls the good or service before it is transferred to the customer. If the Company controls the good or service before it is transferred to the customer, the Company is the principal; if not, the Company is the agent. Determining whether the Company controls the good or service before it is transferred to the customer may require judgment.

The Company provides customers with assurance that the related deliverable will function as the parties intended because it complies with agreed-upon specifications. General updates or patch fixes are not considered an additional performance obligation in the contract.

Variable consideration is estimated using either the sum of probability weighted amounts in a range of possible consideration amounts (expected value), or the single most likely amount in a range of possible consideration amounts (most likely amount), depending on which method better predicts the amount of consideration to which we may be entitled. The Company includes in the transaction price variable consideration only to the extent it is probable that a significant reversal of revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price may involve judgment and is based largely on an assessment of its anticipated performance and all information that is reasonably available to the Company.

The Company assesses the timing of the transfer of goods or services to the customer as compared to the timing of payments to determine whether a significant financing component exists. As a practical expedient, the Company does not assess the existence of a significant financing component when the difference between payment and transfer of deliverables is a year or less. If the difference in timing arises for reasons other than the provision of finance to either the customer or us, no financing component is deemed to exist. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing its services, not to receive or provide financing from or to customers. The Company does not consider set up or transition fees paid upfront by its customers to represent a financing component, as such fees are required to encourage customer commitment to the project and protect us from early termination of the contract.

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in current and other assets in our consolidated balance sheets and primarily relate to unbilled amounts on fixed-price contracts utilizing the output method of revenue recognition. The table below shows movements in contract assets:

Contract assets
Balance – June 30, 2018	$4,696,861
Revenue recognized during the period but not billed	3,544,122
Amounts reclassified to accounts receivable	(3,558,184)
Other	-
Balance – June 30, 2019	$4,682,799(1)

(1)	Contract asset balances for June 30, 2019 include a current and a long-term contract asset, $3,023,694, and $1,659,110 respectively.

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

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period:

Contract liability
Balance – June 30, 2018	$2,335,286
Amounts billed but not recognized as revenue	66,525
Revenue recognized related to the opening balance of deferred revenue	(484,024)
Other	-
Balance – June 30, 2019	$1,917,787

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

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by customer geography and contract-type. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market and other economic factors:

	For the Year Ended June 30, 2019
Geography	Subscription & support	Professional services	Transaction based	Total
North America	$16,159,572	$2,055,968	$2,893,675	$21,109,215
International	-	-	60,393	60,393
Total	$16,159,572	$2,055,968	$2,954,068	$21,169,608

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

During the 2019 and 2018 fiscal years, capitalized development costs of zero and $65,505, respectively, were amortized into expense. The Company amortizes its developed and purchased software on a straight-line basis over three and five years, respectively.

Research and Development Costs

Research and development costs include personnel costs, engineering, consulting, and contract labor and are expensed as incurred for software that has not achieved technological feasibility.

Advertising Costs

Advertising is expensed as incurred. Advertising costs were approximately $90,546 and $107,656 for the years ended June 30, 2019 and 2018, respectively.

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

For the year ended June 30, 2019 and 2018 warrants to purchase 1,108,805 and 1,185,549 shares of Common Stock, respectively, were included in the computation of diluted EPS due to the anti-dilutive effect. Warrants to purchase shares of Common Stock were outstanding at prices ranging $4.00 from to $10.00 per share at June 30, 2019.

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Year ended June 30,
	2019	2018
Numerator
Net income applicable to common shareholders	$3,315,963	$2,835,435

Denominator
Weighted average common shares outstanding, basic	19,849,000	19,581,000
Warrants to purchase Common Stock	519,000	699,000

Weighted average common shares outstanding, diluted	20,368,000	20,280,000

Net income per share
Basic	$0.17	$0.14
Diluted	$0.16	$0.14

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

Reclassifications

There were no reclassifications.

NOTE 3.	INVESTMENTS

As of June 30, 2019, the Company sold its investment resulting in a $148,548 loss on disposition of investment. Previously the Company had a 36% ownership in a privately held corporation.

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

NOTE 4.	RECEIVABLES

Accounts receivable consist of the following:
	2019	2018
Accounts receivable	$7,048,177	$7,877,855
Allowance for doubtful accounts	(145,825)	(153,220)
	$6,902,352	$7,724,635

Accounts receivable consist of trade accounts receivable and unbilled amounts recognized as revenue during the year for which invoicing occurs subsequent to year-end. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

NOTE 5.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following at June 30:

	2019	2018
Computer equipment	$3,678,638	$2,920,180
Furniture and equipment	1,833,074	1,703,586
Leasehold improvements	805,769	245,835
	6,317,481	4,869,601
Less accumulated depreciation and amortization	(3,345,224)	(2,973,253)
	$2,972,257	$1,896,348

Depreciation expense for the years ended June 30, 2019 and 2018 was $371,972 and $422,933, respectively.

NOTE 6.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following at June 30:
	2019	2018
Capitalized software costs	$2,737,312	$2,737,312
Less accumulated amortization	(2,666,448)	(2,568,386)
	$70,864	$168,926

Amortization expense for the years ended June 30, 2019 and 2018 was $98,061and $79,521, respectively.

NOTE 7.	ACQUISITION RELATED INTANGIBLE ASSETS, NET

Customer relationships consist of the following at June 30:
	2019	2018
Customer relationships	$5,537,161	$5,537,161
Less accumulated amortization	(4,748,761)	(4,617,361)
	$788,400	$919,800

Amortization expense for the years ended June 30, 2019 and 2018 was $131,400 and $131,400, respectively.

Estimated aggregate amortization expense per year are as follows:

Years ending June 30:
2020	$131,400
2021	$131,400
2022	$131,400
2023	$131,400
Thereafter	$394,200

NOTE 8.	ACCRUED LIABILITIES

 Accrued liabilities consist of the following at June 30, 2019 and 2018:
	2019	2018
Accrued stock-based compensation	$275,359	$347,971
Accrued compensation	503,578	300,571
Accrued other liabilities	222,238	(199,564)
Accrued taxes	253,832	298,965
Accrued dividends	144,361	(2,249)
	$1,399,368	$745,694

NOTE 9.	NOTES PAYABLE

The Company had the following notes payable obligations at June 30, 2019 and 2018:

Notes Payable:	2019	2018
Note payable to an entity, due in monthly installments of $0 bearing interest at 4.00% due July 1, 2019, secured by long-term investments.	-	312,456
Note payable to a bank, due in quarterly installments of $53,996 bearing interest at 4.21% balloon payment of $800,000 due July 28, 2022, secured by related capital equipment, NBV of approximately $1,550,000	-	1,467,599
Note payable to a bank, due in monthly installments of $29,097 bearing interest at 4.99% due April 1, 2023 secured by related capital equipment	1,215,922	-
	$1,215,922	$1,780,555
Less current portion notes payable	(295,168)	(188,478)
	$920,754	$1,592,077

Maturities of notes payable at June 30, 2019 are as follows:

Year ending June 30:
2020	$295,168
2021	$310,242
2022	$326,087
2023	$284,425
Thereafter	$-

NOTE 10.	LINES OF CREDIT

On January 9, 2019, the Company and U.S. Bank N.A. (the “Bank”) entered into an amendment (the “Amendment”) to the outstanding Stand-Alone Revolving Note, preferred accompanying addendum. Pursuant to the Amendment, the parties agreed to (i) extend the maturity date to December 31, 2019; (ii) increase the maximum amount the Company is able to borrow under the Note to $6,000,000; (iii) increase the interest rate to 1.75% per annum plus the greater of zero percent or one-month LIBOR, (iv) convert the Note from a secured instrument to an unsecured instrument; provided, however, that the Company must maintain liquid assets equal to the outstanding balance of the Note, and (v) to add a provision requiring the Company to maintain a Senior Funded Debt to EBITDA Ratio, as such terms are defined in the Amendment, of not more than 2:1.

The line of credit, as amended, is scheduled to mature on December 31, 2019. The balance on the line of credit was $4,660,000 and $3,230,000 at June 30, 2019 and June 30, 2018, respectively.

NOTE 11.	DEFERRED REVENUE

Deferred revenue consisted of the following at June 30:

	2019	2018
Subscription	$1,606,985	$2,056,796
Other	310,802	278,490
	$1,917,787	$2,335,286

NOTE 12.	INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Due to the tax rates being changed in 2018 we have used a federal and state blended rate of 26%.

Net deferred tax liabilities consist of the following components at June 30:

	2019	2018
Deferred tax assets:
NOL Carryover	$29,234,200	31,664,500
Allowance for Bad Debts	37,900	39,800
Accrued Expenses	55,700	70,400
Deferred Revenue	-	-
Depreciation	(641,800)	(274,500)
Amortization	(277,300)	(337,000)

Valuation allowance	(28,408,700)	(31,163,200)
Net deferred tax asset	-	$-

The income tax provision differs from the amounts of income tax determined by applying the US federal income tax rate to pretax income from continuing operations for the years ended June 30, 2019 and 2018 due to the following:

	2019	2018
Book Income	$1,039,326	1,107,856
Stock for Services	26,078	(88,504)
Change in accrual	(14,727)	(216,453)
Life Insurance	17,626	26,438
Meals & Entertainment	10,939	9,562
Change in Allowance	(1,923)	(77,685)
Change in Depreciation	(477,179)	(248,647)
NOL Utilization	(600,140)	(512,567)
Valuation allowance
	-	$-

At June 30, 2019, the Company had net operating loss carryforwards of approximately $112,439,000 that may be offset against past and future taxable income from the year 2018 through 2036. A significant portion of the net operating loss carryforwards begin to expire in 2019.  No tax benefit has been reported in the June 30, 2019 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. In January of 2009 the Company acquired Prescient Applied Intelligence, Inc. which had significant net operating loss carry-forwards. Due to the change in ownership, Prescient's net operating loss carryforwards may be limited as to use in future years. The limitation will be determined on a year-to-year basis. In June of 2015 the Company acquired Repositrak, Inc. which had significant net operating loss carryforwards. Due to the change in ownership, Repositrak's net operating loss carryforwards may be limited as to use in future years. The limitation will be determined on a year to year basis.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of June 30, 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

Leases

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

On June 21, 2018 the Company entered into an office lease at 5252 South Commerce Drive Suite D292, Murray, Utah 84107, providing for the lease of approximately 9,800 square feet for a period of three years, commencing on March 1, 2019. The monthly rent is $10,200.

Minimum future payments, including principal and interest, under the non-cancelable capital leases are as follows:

Year ending June 30:
2020	$471,564
2021	$471,564
2022	$430,764
2023	$290,970
2024	$

From time to time the Company may enter into or exit from diminutive operating lease agreements for equipment such as copiers, temporary back up servers, etc. These leases are not of a material amount and thus will not in the aggregate have a material adverse effect on our business, financial condition, results of operation or liquidity.

NOTE 14.	EMPLOYEE BENEFIT PLAN

The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 18 are eligible to participate. The Company, at its discretion, may match employee’s contributions at a percentage determined annually by the Board of Directors. The Company does not currently match contributions. There were no expenses for the years ended June 30, 2019 and 2018.

NOTE 15.	STOCKHOLDERS EQUITY

Officers and Directors Stock Compensation

Effective October 2018, the Board of Directors approved the following compensation for directors who are not employed by the Company:

●
Annual cash compensation of $75,000 payable at the rate of $18,750 per quarter. The Company has the right to pay this amount in the form of shares of the Company’s Common Stock.

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

During the years ended June 30, 2019 and 2018 the Company issued 34,382 and 27,880 shares to its directors and 81,842 and 127,161 shares to employees and consultants, respectively under these plans. The Company, under its Common Stock buyback plan purchased 87,600 shares. Those shares were cancelled and returned to authorized but unissued shares. The Company holds no Treasury Stock. 31,078 and 119,597, respectively are included in the rollforward of Restricted Stock units below.

Restricted Stock Units

	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at July 1, 2017	982,613	6.01
Granted	23,085	10.50
Vested and issued	(119,597)	7.38
Forfeited	(28,487)	10.96
Outstanding at June 30, 2018	857,614	$6.46
Granted	62,962	6.05
Vested and issued	(31,078)	10.77
Forfeited	(23,224)	10.03
Outstanding at June 30, 2019	866,274	5.47

The number of restricted stock units outstanding at June 30, 2019 included 23,915 units that have vested but for which shares of Common Stock had not yet been issued pursuant to the terms of the agreement.

As of June 30, 2019, there was approximately $4.7 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 3.51 years.

Warrants

Outstanding warrants were issued in connection with private placements of the Company’s Common Stock and with the Series B Preferred Restructure. The following table summarizes information about fixed stock warrants outstanding at June 30, 2019:

	Warrants Outstanding at June 30, 2019			Warrants Exercisable at June 30, 2019
Range of exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.00	1,085,068	0.60	$4.00	1,085,068	$4.00
$10.00	23,737	$0.57	10.00	$23,737	10.00
	1,108,805	0.60	$4.13	1,108,85	$4.13

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

As of June 30, 2019, a total of 625,375 shares of Series B Preferred and 212,402 shares of Series B-1 Preferred were issued and outstanding.

Share Repurchase Program

As previously disclosed on May 9, 2019, the Board of the Company approved the repurchase of up to $4.0 million of the Company’s stock, par value $0.01 per share, over the next 24 months (the “Share Repurchase Program”). The following table provides information about the repurchases of our Common Stock registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), from the implementation of the Share Repurchase Program for the year ended June 30, 2019.

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Amount Available for Future Share Repurchases Under the Plans or Programs
May 9, 2019 – May 31, 2019:	17,600	$5.65	17,600	$3,897,659

June 1, 2019 – June 30, 2019:	70,000	$5.41	87,600	$3,517,594

May 9, 2019 – June 30, 2019:	87,600	$5.53	87,600	$3,517,594

(1)
We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

(2)
On May 9, 2019, our Board of Directors approved a Share Repurchase Program pursuant to which we are authorized to repurchase our Common Stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors may authorize increases to our Share Repurchase Program. The total remaining authorization for future common share repurchases under our Share Repurchase Program was $3,517,594 as of June 30, 2019. Under the Share Repurchase Program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable laws and regulations, including Rule 12b-18 of the Exchange Act. The Share Repurchase Program expires 24 months following May 9, 2019, and it may be suspended for periods or discontinued at any time.

NOTE 16.	RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued ASU 2018-15 Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments in this update apply to an entity who is a customer in a hosting arrangement accounted for as a service contract. The update requires a customer in a hosting arrangement to capitalize certain implementation costs. Costs associated with the application development stage of the implementation should be capitalized and costs with the other stages should be expensed. For instance, costs for training and data conversion should be expensed. The capitalized implementation costs should be expensed over the term of the hosting arrangement, which is the noncancelable period plus periods covered by an option to extend if the customer is reasonably certain to exercise the option. Impairment of the capitalized costs should be considered similar to other intangibles. The effective date of this update is effective for annual reporting periods beginning after December 15, 2019 for public entities and after December 15, 2020 for all other entities with early adoption permitted. The Company is a customer in a hosting arrangement and may enter into new arrangements in the future. The Company will apply the guidance for implementation costs of new hosting arrangements once adopted.

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, amends, and adds disclosure requirements for fair value measurements. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Although we are still evaluating the impact of this new standard, we do not believe that the adoption will materially impact our Condensed Consolidated Financial Statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07 Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this update, equity-based payments to non-employees was accounted for under Subtopic 505-50 resulting in significant differences between the accounting for share-based payments to non-employees as compared to employees. One of the most significant changes is that non-employee share-based awards (classified as equity awards) may be measured at grant-date fair value and not have to be continually revalued until the service/goods are rendered. The update also indicates that share-based awards related to financing and awards granted to a customer in conjunction with selling goods or services are not included in Topic 718. This standard is effective for interim and annual reporting periods beginning after December 15, 2018 for public entities and December 15, 2019 for all other entities. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company anticipates this update may impact its financials for any non-employee grants but the impact is not material.

In May 2014, August 2015, April 2016, May 2016, September 2017 and November 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, ASU 2016-12 (ASC Topic 606) Revenue from Contracts with Customers, Narrow Scope Improvements and Practical Expedients, ASU 2017-14, Income Statement - Reporting Comprehensive Income (ASC Topic 606), Revenue Recognition (ASC Topic 606), and Revenue from Contracts with Customers (ASC Topic 606): Amendments to SEC Paragraphs pursuant to Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403, respectively. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company adopted the standard using the modified retrospective method.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendments in this update simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. An entity should apply the amendments in this update on a prospective basis. The Company notes that this guidance applies to its reporting requirements and has implement the new guidance accordingly.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. Historically, there has been a diversity in practice in how certain cash receipts/payments are presented and classified in the statement of cash flows under Topic 230. To reduce the existing diversity in practice, this update addresses multiple cash flow issues. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company notes that this guidance applies to its reporting requirements and has implemented the new guidance accordingly.

In February 2016, the FASB issued ASU 2016-02 (ASC Topic 842), Leases. The ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company will implement the new standard July 2019. The Company anticipates this update may impact its financials for but the impact is not material.
.
NOTE 17.	RELATED PARTY TRANSACTIONS

Service Agreement.  During the year ended June 30, 2019, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Mr. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields, FMI’s designated Executive, who also serves as the Company’s Chairman of the Board of Directors, controls FMI. The Company had payables of zero and $316,539 to FMI at June 30, 2019 and 2018 respectively, under the Service Agreement. In addition, during the years ended June 30, 2019 and 2018, zero shares and 20,000 shares of Series B-1 Preferred were paid to FMI in satisfaction of an accrued bonus payable to Mr. Fields, respectively.

Randall K. Fields and Robert W. Allen each beneficially own Series B-1 Preferred. As a result of the Series B-1 Redemption, the Company paid an aggregate of $0 and $889,159 to Messrs. Fields and Allen, respectively, in consideration for the redemption of 0 and 83,099 shares of Series B-1 Preferred. See Note 15.

NOTE 18.	SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, through the filing date and noted no subsequent events that are reasonably likely to impact the financial statements.