Form 10-Q
period 2019-09-30
PARK CITY GROUP INC
filed 2019-11-07
CIK 50471

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to _________.

Commission File Number 001-34941

PARK CITY GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes   [X] No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
common stock, par value $0.01 per share, (“Common Stock”)	PCYG	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Stock, $0.01 par value, 19,741,233 shares as of November 7, 2019.

PA RK CITY GROUP, INC.

-i-

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets (Unaudited)

Assets	September 30, 2019	June 30, 2019
Current assets
Cash	$18,295,443	$18,609,423
Receivables, net of allowance for doubtful accounts of $272,345 and $145,825 at September 30, 2019 and June 30, 2019, respectively	4,073,777	3,878,658
Contract asset – unbilled current portion	3,024,821	3,023,694
Prepaid expense and other current assets	472,068	1,037,099

Total current assets	25,866,109	26,548,874

Property and equipment, net	3,189,651	2,972,257

Other assets:
Deposits, and other assets	22,414	17,146
Contract asset – unbilled long-term portion	1,488,310	1,659,110
Operating lease-right-of-use asset	842,689	-
Customer relationships	755,550	788,400
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	46,349	70,864

Total other assets	24,039,198	23,419,406

Total Assets	$53,094,958	$52,940,537

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$441,096	$530,294
Accrued liabilities	1,179,289	1,399,368
Contract liability - deferred revenue	1,955,425	1,917,787
Lines of credit	4,660,000	4,660,000
Operating lease liability - current	82,517	-
Current portion of notes payable	298,866	295,168

Total current liabilities	8,617,193	8,802,617

Long-term liabilities
Operating lease liability – less current portion	760,172	-
Notes payable, less current portion	844,636	920,754

Total liabilities	10,222,001	9,723,371

Commitments and contingencies

Stockholders’ equity:
Preferred Stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 625,375 shares issued and outstanding at September 30, 2019 and June 30, 2019;	6,254	6,254
Series B-1 Preferred, 550,000 shares authorized; 212,402 shares issued and outstanding at September 30, 2019 and June 30, 2019, respectively	2,124	2,124
Common Stock, $0.01 par value, 50,000,000 shares authorized; 19,741,234 and 19,793,372 issued and outstanding at September 30, 2019 and June 30, 2019, respectively	197,415	197,936
Additional paid-in capital	76,533,138	76,908,566
Accumulated deficit	(33,865,974)	(33,897,714)

Total stockholders’ equity	42,872,957	43,217,166

Total liabilities and stockholders’ equity	$53,094,958	$52,940,537

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2019	2018

Revenue:	$4,800,084	$5,941,994

Operating expense:
Cost of services and product support	1,828,114	1,728,526
Sales and marketing	1,414,863	1,908,024
General and administrative	1,222,212	1,143,311
Depreciation and amortization	193,677	145,375

Total operating expense	4,658,866	4,925,236

Income from operations	141,218	1,016,758

Other income (expense):
Interest income	82,731	35,124
Interest expense	(20,598)	(10,473)

Income before income taxes	203,351	1,041,409

(Provision) for income taxes:	(25,000)	(75,000)
Net income	178,351	966,409

Dividends on preferred stock	(146,611)	(146,611)

Net income applicable to Common Stockholders	$31,740	$819,798

Weighted average shares, basic	19,811,000	19,786,000
Weighted average shares, diluted	20,122,000	20,363,000
Basic income per share	$0.00	$0.04
Diluted income per share	$0.00	$0.04

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$178,351	$966,409
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	193,677	145,376
Stock compensation expense	119,567	95,688
Bad debt expense	125,000	100,000
(Increase) decrease in:
Accounts receivables	(321,246)	1,730,526
Long-term receivables, prepaid and other assets	730,563	(1,326,272)
Right-of-use asset	(842,689)	-
(Decrease) increase in:
Accounts payable	(89,198)	(550,914)
Accrued liabilities	(261,758)	666,002
Lease liabilities	842,689	-
Deferred revenue	37,638	(220,023)
Net cash provided by operating activities	712,594	1,606,792

Cash flows from investing activities:
Purchase of property and equipment	(353,706)	(1,492)
Net cash used in investing activities	(353,706)	(1,492)

Cash flows financing activities:
Net increase in lines of credit	-	1,430,000
Common Stock buyback/retirement	(517,360)	-
Proceeds from employee stock plans	63,523	-
Dividends paid	(146,611)	-
Payments on notes payable and capital leases	(72,420)	(1,476,543)
Net cash used in financing activities	(672,868)	(46,543)

Net (decrease) increase in cash and cash equivalents	(313,980)	1,558,757

Cash and cash equivalents at beginning of period	18,609,423	14,892,439
Cash and cash equivalents at end of period	$18,295,443	$16,451,196

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$79,073	$98,039
Cash paid for interest	$20,598	$8,274
Cash paid for operating leases	$30,600	$-

Supplemental disclosure of non-cash investing and financing activities:
Common Stock to pay accrued liabilities	$77,888	$134,546
Dividends accrued on preferred stock	$146,611	$146,611

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2019	625,375	$6,254	212,402	$2,124	19,793,372	$197,936	$76,908,566	$(33,897,714)	$43,217,166

Stock issued for:
Accrued compensation	-	-	-	-	14,542	145	77,742	-	77,887
Employee stock plan	-	-	-	-	13,274	133	63,390	-	63,523
Stock buyback	-	-	-	-	(79,954)	(799)	(516,560)		(517,359)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)

Net income	-	-	-	-	-	-	-	178,351	178,351
Balance, September 30, 2019	625,375	$6,254	212,402	$2,124	19,741,234	$197,415	$76,533,138	$(33,865,974)	$42,872,957

Balance, June 30, 2018	625,375	$6,254	212,402	$2,124	19,773,549	$197,738	$76,711,887	$(37,213,677)	$39,704,326

Stock issued for:
Accrued compensation	-	-	-	-	6,592	66	51,602		51,668
Employee stock plan	-	-	-	-	12,333	123	82,755		82,878
Preferred Dividends	-	-	-	-	-	-	-	(146,611)	(146,611)

Net income	-	-	-	-	-	-	-	966,409	966,409
Balance, September 30, 2018	625,375	$6,254	212,402	$2,124	19,792,474	$197,927	$76,846,244	$(36,393,879)	$40,658,670

PARK CITY GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  OVERVIEW OF OPERATIONS AND BASIS FOR PRESENTATION

Overview

Park City Group, Inc. (“We”, “us”, “our” or the “Company”) is a Software-as-a-Service (“SaaS”) provider, and the parent company of ReposiTrak Inc., which operates a business-to-business (“B2B”) e-commerce, compliance, and supply chain management platform that partners with retailers, wholesalers, and product suppliers to help them source, vet, and transact with their suppliers in order to accelerate sales, control risks, and improve supply chain efficiencies.

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

The Company’s principal executive offices are located at 5282 South Commerce Drive, Suite D292, Murray, Utah 84107. Its telephone number is (435) 645-2000. Its website address is www.parkcitygroup.com, and ReposiTrak’s website address is www.repositrak.com.

Recent Developments

In July 2019, we deployed InApp Pop Up and Online Chat. This application provides account managers and sales staff with two additional real time means to facilitate farming of the network to cross sell with new and existing customers.

In August 2019, we released our new Out of Stock Management Solution (OOS). Eliminating out-of-stocks remains a critical challenge for food retailers as consumers turn to online retailers when their local store is out of a sought-after item. Previously, retailers had no viable solution to address this challenge. Our OOS is the industry’s first solution to address Direct Store Delivery out-of-stocks which enables retailers to retain customers and increase revenues.

In September 2019, we released the “Automated Buy Process.” This connection platform allows suppliers to sign up for compliance service, select the appropriate tier, and purchase the monthly Tier 2 subscription in real time. This is anticipated to expedite supplier onbfoarding and facilitate faster payment.

Basis of Financial Statement Presentation

The interim financial information of the Company as of September 30, 2019 and for the three months ended September 30, 2019 is unaudited, and the balance sheet as of June 30, 2019 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2019. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2019.

Effective July 1, 2019, the Company adopted the requirements of Accounting Standards Update No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), as discussed further in Note 5. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q have been updated to comply with this new standard with results for reporting periods beginning after July 1, 2019 presented under ASU 2016-02, while prior period amounts and disclosures are not adjusted and continue to be reported under the accounting standards in effect for the prior period.

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

Adoption of ASU 2016-02 “Leases (Topic 842)”

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Effective July 1, 2019, the Company adopted the requirements of Accounting Standards Update No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), as discussed further in Note 5. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q have been updated to comply with this new standard with results for reporting periods beginning after July 1, 2019 presented under ASU 2016-02, while prior period amounts and disclosures are not adjusted and continue to be reported under the accounting standards in effect for the prior period.

The Company adopted the requirements of ASU 2016-02 utilizing the modified retrospective method of transition to identified leases as of July 1, 2019 (the “effective date”). The recognition of additional operating lease liabilities was $82,517 for the current portion and $760,172 for the long-term portion and corresponding operating ROU assets were recorded in the amount of $842,689. This represents the operating lease existing as of the effective date which has a lease term of three years with the option for two additional 3- year terms.

On June 21, 2018 the Company entered into an office lease at 5252 South Commerce Drive Suite D292, Murray, Utah 84107, providing for the lease of approximately 9,800 square feet, commencing on March 1, 2019. The monthly rent is $10,200. The initial term of the lease is three years. The Company has the option of renewing for an additional two three-year terms.

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

From time-to-time, we may enter into arrangements with third party suppliers to resell products or services. In such cases, we evaluate whether we are the principal (i.e. report revenue on a gross basis) or agent (i.e. report revenue on a net basis). In doing so, we first evaluate whether we control the good or service before it is transferred to the customer. If we control the good or service before it is transferred to the customer, we are the principal; if not, we are the agent. Determining whether we control the good or service before it is transferred to the customer may require judgment.

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

Trade Accounts Receivable and Contract Balances

We classify our right to consideration in exchange for deliverables as either a receivable or a contract asset (unbilled receivable). A receivable is a right to consideration that is unconditional (i.e. only the passage of time is required before payment is due). For example, we recognize a receivable for revenue related to our transaction or volume-based contracts when earned regardless of whether amounts have been billed. We present such receivables in trade accounts receivable, net in our consolidated statements of financial position at their net estimated realizable value. We maintain an allowance for doubtful accounts to provide for the estimated number of receivables that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables, judgment, and other applicable factors.

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in current and other assets in our consolidated balance sheets and primarily relate to unbilled amounts on fixed-price contracts utilizing the output method of revenue recognition. The table below shows movements in contract assets:

Contract assets
Balance – June 30, 2019	$4,682,799
Revenue recognized during the period but not billed	425,500
Amounts reclassified to accounts receivable	(595,168)
Other	-
Balance – September 30, 2019	$4,513,131(1)

(1)	Contract asset balances for September 30, 2019 include a current and a long-term contract asset, $3,024,821, and $1,488,310, respectively.

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period:

Contract liability
Balance –June 30, 2019	$1,917,787
Amounts billed but not recognized as revenue	(399,431)
Revenue recognized related to the opening balance of deferred revenue	437,069
Other	-
Balance – September 30, 2019	$1,955,425

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

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by customer geography and contract-type. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market and other economic factors:

	For the Three Months Ended September 30, 2019
Geography	Subscription & support	Professional services	Transaction based	Total
North America	$4,027,564	$57,340	$702,209	4,787,113
International	12,971	-	-	12,971
Total	$4,040,535	$57,340	$702,209	$4,800,084

Earnings Per Share

Basic net income per share of Common Stock (“Basic EPS”) excludes dilution and is computed by dividing net income applicable to Common Stockholders by the weighted average number of Common Stock outstanding during the period. Diluted net income per share of Common Stock (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue shares of Common Stock were exercised or converted into Common Stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per share of Common Stock.

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	September 30,
	2019	2018
Numerator
Net income applicable to Common Stockholders	$31,740	$819,798

Denominator
Weighted average Common Stock outstanding, basic	19,811,000	19,786,000
Warrants to purchase Common Stock	311,000	577,000

Weighted average Common Stock outstanding, diluted	20,122,000	20,363,000

Net income per share
Basic	$0.00	$0.04
Diluted	$0.00	$0.04

Reclassifications

            Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications have no impact on the previously reported results.

NOTE 3.  EQUITY

Restricted Stock Units	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at June 30, 2019	866,274	$5.47
Granted	-
Vested and issued	(548)	9.13
Forfeited	(13,038)	7.67
Outstanding at September 30, 2019	852,688	$5.44

As of September 30, 2019, there were 3,401 stock units outstanding that had vested but for which shares of Common Stock had not yet been issued pursuant to the terms of the agreement.

As of September 30, 2019, there was approximately $4.6 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 4.17 years.

Warrants

 The following table summarizes information about warrants outstanding and exercisable at September 30, 2019:

Warrants Outstanding				Warrants Exercisable
at September 30, 2019				at September 30, 2019
Range of exercise prices Warrants	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.00	1,085,068.35		$4.00	1,085,068	$4.00
$10.00	23,737.32		$10.00	23,737	$10.00
	1,108,805.35			$1,108,805	$4.13

Preferred Stock

The Company’s articles of incorporation, as amended, currently authorize the issuance of up to 30,000,000 shares of “blank check” preferred stock with designations, rights, and preferences as may be determined from time-to-time by the Company’s Board of Directors (the “Board”), of which 700,000 shares are currently designated as Series B Preferred Stock (“Series B Preferred”) and 550,000 shares are designated as Series B-1 Preferred Stock (“Series B-1 Preferred”). As of September 30, 2019, a total of 625,375 shares of Series B Preferred and 212,402 shares of Series B-1 Preferred were issued and outstanding, respectively. Both classes of Series B Preferred Stock pay dividends at a rate of 7% per annum if paid by the Company in cash, or 9% if paid by the Company in additional shares of Series B Preferred (“PIK Shares”), the Company may elect to pay accrued dividends on outstanding shares of Series B Preferred in either cash or by the issuance of PIK Shares.

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

Section 4 of the Company’s First Amended and Restated Certificate of Designation of the Relative Rights, Powers and Preferences of the Series B-1 Preferred Stock, as amended (the “Series B-1 COD”), provides the Company’s Board with the right to redeem any or all of the outstanding shares of the Company’s Series B-1 Preferred for a cash payment of $10.70 per share at any time upon providing the holders of Series B-1 Preferred at least ten days written notice that sets forth the date on which the redemption will occur (the “Redemption Notice”).

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

NOTE 4.  RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2019, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provides certain executive management services to the Company, including designating Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields also serves as the Company’s Chair of the Board and controls FMI. The Company had payables of $0 and $316,539 to FMI at September 30, 2019 and June 30, 2019, respectively, under this Service Agreement. In addition, in the first quarter, July, of fiscal 2017, 20,000 shares of Series B-1 Preferred were paid to FMI in satisfaction of an accrued bonus payable to Mr. Fields.

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

In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”. This ASU eliminates, amends, and adds disclosure requirements for fair value measurements. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Although we are still evaluating the impact of this new standard, we do not believe that the adoption will materially impact our Condensed Consolidated Financial Statements and related disclosures.

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

In January 2017, the FASB issued ASU 2017-04 “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which amends and simplifies the accounting standard for goodwill impairment. The new standard removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount a reporting unit’s carrying value exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. We are currently assessing the implication of our adoption as well as the potential impact that the standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Effective July 1, 2019, the Company adopted the requirements of Accounting Standards Update No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). All amounts and disclosures set forth in this Quarterly Report on Form 10-Q have been updated to comply with this new standard with results for reporting periods beginning after July 1, 2019 presented under ASU 2016-02, while prior period amounts and disclosures are not adjusted and continue to be reported under the accounting standards in effect for the prior period.

NOTE 6.  SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, through the filing date and noted no subsequent events that are reasonably likely to impact the Company’s financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, or similar expressions are intended to identify “forward-looking statements”. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our June 30, 2019 Annual Report on Form 10-K, incorporated by reference herein. Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

Park City Group, Inc. (“We”, “us”, “our” or the “Company”) is a Software-as-a-Service (“SaaS”) provider, and the parent company of ReposiTrak Inc., a business-to-business (“B2B”) e-commerce, compliance, and supply chain management platform company that partners with retailers, wholesalers, and product suppliers to help them source, vet, and transact with their suppliers in order to accelerate sales, control risks, and improve supply chain efficiencies.

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

The Company’s principal executive offices are located at 5282 South Commerce Drive, Suite D292, Murray, Utah 84107. Its telephone number is (435) 645-2000. Its website address is www.parkcitygroup.com, and ReposiTrak’s website address is www.repositrak.com.

Recent Developments

In July 2019, we deployed InApp Pop Up and Online Chat. This application provides account managers and sales staff with two additional real time means to facilitate farming of the network to cross sell with new and existing customers.

In August 2019, we released our new Out of Stock Management Solution (OOS). Eliminating out-of-stocks remains a critical challenge for food retailers as consumers turn to online retailers when their local store is out of a sought-after item. Previously, retailers had no viable solution to address this challenge. Our OOS is the industry’s first solution to address Direct Store Delivery out-of-stocks which enables retailers to retain customers and increase revenues.

In September 2019, we released the “Automated Buy Process.” This connection platform allows suppliers to sign up for compliance service, select the appropriate tier, and purchase the monthly Tier 2 subscription in real time. This is anticipated to expedite supplier onbfoarding and facilitate faster payment.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018.

Revenue

	Fiscal Quarter Ended September 30,		Variance
	2019	2018	Dollars	Percent
Revenue	$4,800,084	$5,941,994	$(1,141,910)	-19%

Revenue was $4,800,084 and $5,941,994 for the three months ended September 30, 2019 and 2018, respectively, a 19% decrease. This decrease was primarily due to a decrease in transactional one-time revenue that occurred in 2018 that did not occur in 2019. The decrease in one-time revenue was partially offset by an increase in subscription services.

Although no assurances can be given, we continue to focus our sales efforts on marketing our software services on a recurring subscription basis and placing less emphasis on transactional revenue. However, we believe there will continue to be a certain percentage of customers that will require buying a particular service outright (ie; a license). We will continue to make our best effort to reduce this non-recurring transactional revenue when unnecessary.

Cost of Services and Product Support

	Fiscal Quarter Ended September 30,		Variance
	2019	2018	Dollars	Percent
Cost of services and product support	$1,828,114	$1,728,526	$99,588	6%
Percent of total revenue	38%	29%

Cost of services and product support was $1,828,114 and $1,728,526 for the three months ended September 30, 2019 and 2018, respectively, a 6% increase. This increase is primarily the result of (i) higher expenses associated to MarketPlace; and (ii) an increase in hardware/software non-capitalized items required for updating our information systems security, maintaining equipment licensing and other database systems.

While no assurance can be given, management currently expects cost of services to grow in both absolute terms, and as a percentage of revenue, as the Company continues to invest in MarketPlace.

Sales and Marketing Expense

	Fiscal Quarter Ended September 30,		Variance
	2019	2018	Dollars	Percent
Sales and marketing	$1,414,863	$1,908,024	$(493,161)	-26%
Percent of total revenue	29%	32%

Sales and marketing expense was $1,414,863 and $1,908,024 for the three months ended September 30, 2019 and 2018, respectively, a 26% decrease. This decrease in sales and marketing expense is due to a decrease in sales salary, lower commission as a result of lower revenue, and lower overall travel, meals and entertainment expense.

While no assurances can be given, management currently expects sales and marketing expense to be relatively flat in absolute value in subsequent periods, but to fall as a percentage of total revenue as we continue to executive our Success Team strategy.

General and Administrative Expense

	Fiscal Quarter Ended September 30,		Variance
	2019	2018	Dollars	Percent
General and administrative	$1,222,212	$1,143,311	$78,901	7%
Percent of total revenue	25%	19%

General and administrative expense was $1,222,212 and $1,143,311 for the three months ended September 30, 2019 and 2018, respectively, a 7% increase. General and administrative expense increased primarily due to an increase in stock and other compensation commitments, offset in part by lower professional service fees, lower overhead costs and overall lower travel expense.

While no assurances can be given, management currently expects general and administrative expense to remain flat in subsequent periods and therefore fall as a percentage of total revenue as we benefit from our investments in automation and process optimization.

Depreciation and Amortization Expense

	Fiscal Quarter Ended September 30,		Variance
	2019	2018	Dollars	Percent
Depreciation and amortization	$193,677	$145,375	$48,302	33%
Percent of total revenue	4%	2%

Depreciation and amortization expense was $193,677and $145,375 for the three months ended September 30, 2019 and 2018, respectively, an increase of 33%. This increase is due to the expansion of new equipment for the Company’s information technology infrastructure, buildout of our corporate headquarters, and expansion of our collocation data center completed in June 2019.

Other Income and Expense

	Fiscal Quarter Ended September 30,		Variance
	2019	2018	Dollars	Percent
Net other income (expense)	$62,133	$24,651	$37,482	152%
Percent of total revenue	1%	<1%

Net other income was $62,133 for the three months ended September 30, 2019 compared to $24,651 for the three months ended September 30, 2018. Other income increased due to higher interest income resulting from an increase of total cash held in short term investments offset in part by the increase in interest expense associated with financing arrangements for equipment purchased under a lease arrangement with a bank.

Preferred Dividends

	Fiscal Quarter Ended September 30,		Variance
	2019	2018	Dollars	Percent
Preferred dividends	$146,611	$146,611	$-	-%
Percent of total revenue	3%	2%

Dividends accrued on the Company’s Series B-1 Preferred was $146,611 for the three months ended September 30, 2019, compared to dividends accrued on the Series B-1 Preferred of $146,611 for the three months ended September 30, 2018. Dividends remained flat in the comparable periods.

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

	As of		Variance
	September 30, 2019	June 30, 2019	Dollars	Percent
Cash and cash equivalents	$18,295,443	$18,609,423	$(313,980)	-2%

We have historically funded our operations with cash from operations, equity financings, and borrowings from the issuance of debt. Cash was $18,295,443 and $18,609,423 at September 30, 2019 and June 30, 2019, respectively. This 2% decrease is principally the result of repairs and maintenance of equipment.

Net Cash Flows from Operating Activities

	Three Months Ended September 30,		Variance
	2019	2018	Dollars	Percent
Cash provided by operating activities	$712,594	$1,606,792	$(894,198)	-56%

Net cash provided by operating activities is summarized as follows:

	Three Months Ended September 30,
	2019	2018
Net income	$178,351	$966,409
Noncash expense and income, net	438,244	341,064
Net changes in operating assets and liabilities	95,999	299,319
	$712,594	$1,606,792

Net cash provided by operating activities decreased 56% primarily as a result of lower revenue. Noncash expense increased by $97,180 in the three months ended September 30, 2019 compared to September 30, 2018 as a result of an increase in stock compensation, depreciation, amortization, and bad debt. The decrease in operating assets and liabilities versus the comparable period was primarily due to a decrease in trade receivables, accounts payable and accrued liabilities offset by an increase in long-term receivables and deferred revenue.

Net Cash Flows Used in Investing Activities

	Three Months Ended September 30,		Variance
	2019	2018	Dollars	Percent
Cash used in investing activities	$(353,706)	$(1,492)	$352,214	NM

Net cash used in investing activities for the three months ended September 30, 2019 was $353,706 compared to net cash used in investing activities of $1,492 for the three months ended September 30, 2018. This increase in cash used in investing activities for the three months ended September 30, 2019 was primarily due to maintenance on equipment capitalized over the remaining life of the asset.

Net Cash Flows from Financing Activities

	Three Months Ended September 30,		Variance
	2019	2018	Dollars	Percent
Cash used in financing activities	$(672,868)	$(46,543)	$626,325	1,346%

Net cash used in financing activities totaled $672,868 for the three months ended September 30, 2019 as compared to cash used in financing activities of $46,543 for the three months ended September 30, 2018. The increase in net cash used in financing activities is primarily attributable to an increase in the amount used for the buyback of Common Stock, and the payout of dividends in cash, offset by the decrease in payments in notes payable and proceeds from employee stock plan.

Working Capital

At September 30, 2019, the Company had working capital of $17,248,916, as compared to working capital of $17,746,257 at June 30, 2019. This $497,341 decrease in working capital is primarily due to a decrease in prepaid expenses and cash offset by an increase in receivables and contract assets.

	As of September 30,	As of June 30,	Variance
	2019	2019	Dollars	Percent
Current assets	$25,866,109	$26,548,874	$(682,765)	-3%

Current assets as of September 30, 2019 totaled $25,866,109, a decrease of $682,765, as compared to $26,548,874 as of June 30, 2019. The decrease in current assets is primarily attributable to cash used to buyback Company Common Stock, a decrease in prepaid expense, and cash, offset in part by an increase in accounts receivable and short-term contract assets.

	As of September 30,	As of June 30,	Variance
	2019	2019	Dollars	Percent
Current liabilities	$8,617,193	$8,802,617	$(185,424)	-2%

Current liabilities totaled $8,617,193 as of September 30, 2019 as compared to $8,802,617 as of June 30, 2019. The comparative decrease in current liabilities is primarily attributable to a decrease of $309,277 in accrued liabilities and accounts payable, offset in part by an increase in operating lease liability of $82,517 due to accounting changes, and an increase in deferred revenue and current portion notes payable of $41,336.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenue, and results of operation, liquidity or capital expenditures.

Contractual obligations

Total contractual obligations and commercial commitments as of September 30, 2019 are summarized in the following table:

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Finance lease obligations	$1,143,502	$298,866	314,130	530,506	-
Operating lease obligation	842,689	122,400	244,800	244,800	230,689

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

See Note 2 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of the impact of the adoption of new accounting standards on our financial statements. Following the adoption of this guidance, the revenue recognition for our sales arrangements remained materially consistent with our historical practice and there have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

Leases

Effective July 1, 2019, the Company adopted the requirements of Accounting Standards Update No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), as discussed further in Note 5. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q have been updated to comply with this new standard with results for reporting periods beginning after July 1, 2019 presented under ASU 2016-02, while prior period amounts and disclosures are not adjusted and continue to be reported under the accounting standards in effect for the prior period.

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

Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. At September 30, 2019, the debt portfolio was composed of approximately 20% fixed rate debt and 80% variable rate debt.

	September 30, 2019 (Unaudited)	Percent of Total Debt
Fixed rate debt	$1,143,502	20%
Variable rate debt	4,660,000	80%
Total debt	$5,803,502	100%

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2019:

Cash:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$18,295,443	2%

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

              We are, from time-to-time, involved in various legal proceedings incidental to the conduct of our business. Historically, the outcome of all such legal proceedings has not, in the aggregate, had a material adverse effect on our business, financial condition, results of operations or liquidity. There is currently no pending or threatened material legal proceeding that, in the opinion of management, could have a material adverse effect on our business or financial condition.

ITEM 1A.  RISK FACTORS

There are no risk factors identified by the Company in addition to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 Share Repurchase Program

On May 9, 2019, the Board of the Company approved the repurchase of up to $4.0 million of the Company’s Common Stock, par value $0.01 per share, over the next 24 months (the “Share Repurchase Program”). The following table provides information about the repurchases of our Common Stock registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), for the quarter ended September 30, 2019.
Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Amount Available for Future Share Repurchases Under the Plans or Programs
July 1, 2019 – September 30, 2019:	79,955	$6.43	167,555	$3,000,235

(1)
We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

(2)
On May 9, 2019, our Board of Directors approved a Share Repurchase Program pursuant to which we are authorized to repurchase our Common Stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time-to-time, our Board may authorize increases to our Share Repurchase Program. The total remaining authorization for future shares of Common Stock repurchases under our Share Repurchase Program was $3,000,235 as of September 30, 2019. Under the Share Repurchase Program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable laws and regulations, including Rule 12b-18 of the Exchange Act. The Share Repurchase Program expires 24 months following May 9, 2019, and it may be suspended for periods of time or discontinued at any time, at the Board’s discretion.

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

PARK CITY GROUP, INC.

Date: November 7, 2019	By:	/s/ Randall K. Fields
Randall K. Fields
Chair of the Board and Chief Executive Officer (Principal Executive Officer)

PARK CITY GROUP, INC.

Date: November 7, 2019	By:	/s/ John R. Merrill
John R. Merrill
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)