Form 10-Q
period 2019-12-31
PARK CITY GROUP INC
filed 2020-02-10
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to _________.

Commission File Number 001-34941

PARK CITY GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Securities registered pursuant to Section 12(g) of the Act:  None

As of February 10, 2020, 19,579,989 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

PARK CITY GROUP, INC.

-i-

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets (Unaudited)

Assets	December 31, 2019	June 30, 2019
Current assets
Cash	$18,968,775	$18,609,423
Receivables, net of allowance for doubtful accounts of $396,895 and $145,825 at December 31, 2019 and June 30, 2019, respectively	3,974,207	3,878,658
Contract asset – unbilled current portion	2,909,583	3,023,694
Prepaid expense and other current assets	584,528	1,037,099

Total current assets	26,437,093	26,548,874

Property and equipment, net	3,252,560	2,972,257

Other assets:
Deposits, and other assets	22,414	17,146
Contract asset – unbilled long-term portion	1,440,939	1,659,110
Operating lease-right-of-use asset	822,502	-
Customer relationships	722,700	788,400
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	21,834	70,864

Total other assets	23,914,275	23,419,406

Total Assets	$53,603,928	$52,940,537

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$756,264	$530,294
Accrued liabilities	1,203,854	1,399,368
Contract liability - deferred revenue	2,461,924	1,917,787
Lines of credit	4,660,000	4,660,000
Operating lease liability - current	83,562	-
Current portion of notes payable	302,611	295,168

Total current liabilities	9,468,215	8,802,617

Long-term liabilities
Operating lease liability – less current portion	738,940	-
Notes payable, less current portion	767,564	920,754

Total liabilities	10,974,719	9,723,371

Commitments and contingencies

Stockholders’ equity:
Preferred Stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 625,375 shares issued and outstanding at December 31, 2019 and June 30, 2019;	6,254	6,254
Series B-1 Preferred, 550,000 shares authorized; 212,402 shares issued and outstanding at December 31, 2019 and June 30, 2019, respectively	2,124	2,124
Common Stock, $0.01 par value, 50,000,000 shares authorized; 19,579,989 and 19,793,372 issued and outstanding at December 31, 2019 and June 30, 2019, respectively	195,802	197,936
Additional paid-in capital	75,774,511	76,908,566
Accumulated deficit	(33,349,482)	(33,897,714)

Total stockholders’ equity	42,629,209	43,217,166

Total liabilities and stockholders’ equity	$53,603,928	$52,940,537

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018

Revenue	$4,837,332	$5,565,237	$9,637,416	$11,507,231

Operating expense:
Cost of services and product support	1,425,309	1,270,659	3,253,423	2,999,185
Sales and marketing	1,446,517	1,139,855	2,861,380	3,047,879
General and administrative	1,114,251	1,326,735	2,336,462	2,470,046
Depreciation and amortization	222,499	144,030	416,177	289,405

Total operating expense	4,208,576	3,881,279	8,867,442	8,806,515

Income from operations	628,756	1,683,958	769,974	2,700,716

Other income (expense):
Interest income	65,982	54,773	148,713	89,897
Interest expense	(16,042)	(5,623)	(36,640)	(16,096)

Income before income taxes	678,696	1,733,108	882,047	2,774,517

(Provision) for income taxes:	(15,593)	(47,500)	(40,593)	(122,500)
Net income	663,103	1,685,608	841,454	2,652,017

Dividends on preferred stock	(146,611)	(146,611)	(293,222)	(293,222)

Net income applicable to common shareholders	$516,492	$1,538,997	$548,232	$2,358,795

Weighted average shares, basic	19,741,000	19,822,000	19,775,000	19,804,000
Weighted average shares, diluted	20,052,000	20,375,000	20,033,000	20,474,000
Basic income per share	$0.03	$0.08	$0.03	$0.12
Diluted income per share	$0.03	$0.08	$0.03	$0.12

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2019	2018
Cash flows operating activities:
Net income	$841,454	$2,652,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	416,177	289,405
Amortization of operating right of use asset	40,239	-
Stock compensation expense	244,505	323,273
Bad debt expense	250,000	200,000
(Increase) decrease in:
Accounts receivables	(231,438)	208,051
Long-term receivables, prepaids and other assets	665,474	(1,892,581)
(Decrease) increase in:
Accounts payable	225,970	(652,283)
Operating lease liability	(40,239)	-
Accrued liabilities	(284,418)	366,966
Deferred revenue	543,861	335,734
Net cash provided by operating activities	2,671,585	1,830,582

Cash flows investing activities:
Purchase of property and equipment	(581,750)	(3,547)
Net cash used in investing activities	(581,750)	(3,547)

Cash flows financing activities:
Net increase in lines of credit	-	1,430,000
Proceeds from exercise of warrants	-	164,977
Common Stock buyback/retirement	(1,355,037)	-
Proceeds from employee stock plan	63,523	-
Dividends paid	(293,222)	(146,611)
Payments on notes payable and capital leases	(145,747)	(1,485,578)
Net cash used in financing activities	(1,730,483)	(37,192)

Net increase in cash and cash equivalents	359,352	1,789,843

Cash and cash equivalents at beginning of period	18,609,423	14,892,439
Cash and cash equivalents at end of period	$18,968,775	$16,682,282

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$100,158	$47,500
Cash paid for interest	$16,042	$5,622

Supplemental disclosure of non-cash investing and financing activities:
Common stock to pay accrued liabilities	$155,325	$253,017
Dividends accrued on preferred stock	$293,222	$293,222
Right of use asset	$842,689	$-

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2019	625,375	$6,254	212,402	$2,124	19,793,372	$197,936	$76,908,566	$(33,897,714)	$43,217,166

Stock issued for:
Accrued compensation	-	-	-	-	14,542	145	77,742	-	77,887
Employee stock plan	-	-	-	-	13,274	133	63,390	-	63,523
Stock buyback	-	-	-	-	(79,954)	(799)	(516,560)		(517,359)
Preferred dividends declared	-	-	-	-	-	-	-	(146,611)	(146,611)

Net income	-	-	-	-	-	-	-	178,351	178,351
Balance, September 30, 2019	625,375	$6,254	212,402	$2,124	19,741,234	$197,415	$76,533,138	$(33,865,974)	$42,872,957

Stock issued for:
Accrued compensation	-	-	-	-	13,370	134	77,304	-	77,438
Stock buyback	-	-	-	-	(174,615)	(1,747)	(835,931)	-	(837,678)
Preferred dividends declared	-	-	-	-	-	-	-	(146,611)	(146,611)

Net income	-	-	-	-	-	-	-	663,103	663,103
Balance, December 31, 2019	625,375	$6,254	212,402	$2,124	19,579,989	$195,802	$75,774,511	$(33,349,482)	$42,629,209

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2018	625,375	$6,254	212,402	$2,124	19,773,549	$197,738	$76,711,887	$(37,213,677)	$39,704,326

Stock issued for:
Accrued compensation	-	-	-	-	6,592	$66	$51,602	-	$51,668
Employee stock plan	-	-	-	-	12,333	$123	$82,755	-	$82,878
Preferred dividends declared	-	-	-	-	-	-	-	$(146,611)	$(146,611)

Net income	-	-	-	-	-	-	-	$966,409	$966,409
Balance, September 30, 2018	625,375	$6,254	212,402	$2,124	19,792,474	$197,927	$76,846,244	$(36,393,879)	$40,658,670

Stock issued for:
Accrued compensation	-	-	-	-	21,207	$212	$211,476	-	$211,688
Redemption	-	-	-	-	-	-	$(93,217)	-	$(93,217)
Preferred dividends declared	-	-	-	-	-	-	-	$(146,611)	$(146,611)
Exercise of option/warrant	-	-	-	-	25,581	$256	$164,741	-	$164,977

Net income	-	-	-	-	-	-	-	$1,685,608	1,685,608
Balance, December 31, 2018	625,375	$6,254	212,402	$2,124	19,839,262	$198,395	$77,129,244	$(34,854,882)	$42,481,135

PARK CITY GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  OVERVIEW OF OPERATIONS AND BASIS FOR PRESENTATION

Overview

Park City Group, Inc. (“We”, “us”, “our” or the “Company”) is a Software-as-a-Service (“SaaS”) provider, and the parent company of ReposiTrak, Inc., which operates a business-to-business (“B2B”) e-commerce, compliance, and supply chain management platform that partners with retailers, wholesalers, and product suppliers to help them source, vet, and transact with their suppliers in order to accelerate sales, control risks, and improve supply chain efficiencies.

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

Recent Developments

In July 2019, we deployed InApp Pop Up and Online Chat. These applications provide account managers and sales staff with two additional real time means to facilitate farming of the network to cross sell with new and existing customers.

In August 2019, we released our new Out of Stock Management Solution (“OOS”). Eliminating out-of-stocks remains a critical challenge for food retailers as consumers turn to online retailers when their local store is out of a sought-after item. Previously, retailers had no viable solution to address this challenge. Our OOS is the industry’s first solution to address Direct Store Delivery out-of-stocks which enables retailers to retain customers and increase revenues.

In September 2019, we released the “Automated Buy Process”. This connection platform allows suppliers to sign up for compliance service, select the appropriate tier, and purchase the monthly Tier 2 subscription in real time. This is anticipated to expedite supplier onboarding and facilitate faster payment.

Basis of Financial Statement Presentation

The interim financial information of the Company as of December 31, 2019 and for the three and six months ended December 31, 2019 is unaudited, and the balance sheet as of June 30, 2019 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2019. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended December 31, 2019 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2019.

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

Adoption of ASC 718, Compensation – Stock Compensation

From time to time, the Company issues shares of common stock as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation to employees in accordance with FASB ASC 718, Compensation – Stock Compensation. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service or vesting period.

In prior periods through September 30, 2019, the Company accounted for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50, Equity - Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated, and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

The Company adopted the standard during the second quarter of fiscal year 2020. This standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

The Company adopted the requirements of ASU 2016-02 utilizing the modified retrospective method of transition to identified leases as of July 1, 2019 (the “effective date”). The recognition of additional operating lease liabilities was $82,517 for the current portion and $760,172 for the long-term portion and corresponding operating ROU assets were recorded in the amount of $842,689. This represents the operating lease existing as of the effective date which has a lease term of three years with the option for two additional three-year terms.

On June 21, 2018, the Company entered into an office lease at 5258 South Commerce Drive Suite D292, Murray, Utah 84107, providing for the lease of approximately 9,800 square feet, commencing on March 1, 2019. The monthly rent is $10,200. The initial term of the lease is three years. The Company has the option of renewing for an additional two three-year terms.

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in current and other assets in our consolidated balance sheets and primarily relate to unbilled amounts on fixed-price contracts utilizing the output method of revenue recognition. The table below shows movements in contract assets:

Contract assets
Balance – September 30, 2019	$4,513,131
Revenue recognized during the period but not billed	286,862
Amounts reclassified to accounts receivable	(449,471)
Other	-
Balance – December 31, 2019	$4,350,522(1)

(1)	Contract asset balances for December 31, 2019 include a current and a long-term contract asset, $2,909,583, and $1,440,939, respectively.

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period:

Contract liability
Balance – September 30, 2019	$1,955,425
Amounts billed but not recognized as revenue	(142,600)
Revenue recognized related to the opening balance of deferred revenue	649,099
Other	-
Balance – December 31, 2019	$2,461,924

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

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by customer geography and contract-type. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market and other economic factors:

	For the Six Months Ended December 31, 2019
Geography	Subscription & support	Professional services	Transaction based	Total
North America	$8,029,104	$325,607	$1,256,763	9,611,474
International	25,942	-	-	25,942
Total	$8,055,046	$325,607	$1,256,763	$9,637,416

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

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Numerator
Net income applicable to common shareholders	$516,492	$1,538,997	$548,232	$2,358,795

Denominator
Weighted average common shares outstanding, basic	19,741,000	19,822,000	19,775,000	19,804,000
Warrants to purchase common stock	311,000	553,000	258,000	670,000
Weighted average common shares outstanding, diluted	20,052,000	20,375,000	20,033,000	20,474,000

Net income per share
Basic	$0.03	$0.08	$0.03	$0.12
Diluted	$0.03	$0.08	$0.03	$0.12

Reclassifications

            Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications have no impact on the previously reported results.

NOTE 3.  EQUITY

Restricted Stock Units	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at September 30, 2019	852,688	$5.44
Granted	-	-
Vested and issued	(369)	9.08
Forfeited	-	-
Outstanding at December 31, 2019	852,319	$5.43

As of December 31, 2019, there were 4,156 stock units outstanding that had vested but for which shares of Common Stock had not yet been issued pursuant to the terms of the agreement.

As of December 31, 2019, there was approximately $4.6 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 4.09 years.

Warrants

 The following table summarizes information about warrants outstanding and exercisable at December 31, 2019:

Warrants Outstanding				Warrants Exercisable
at December 31, 2019				at December 31, 2019
Range of exercise prices Warrants	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.00	1,085,068	3.10	$4.00	1,085,068	$4.00
$10.00	23,737	3.07	$10.00	23,737	$10.00
	1,108,805	3.10	$4.13	1,108,805	$4.13

During the quarter ended December 31, 2019, the Company’s Board of Directors approved the modification to extend the expiration dates of the Company's existing January 26, 2020 and February 5, 2020 warrants by an additional three years. Accordingly, all of the Company’s outstanding warrants are now set to expire in the quarter ending March 31, 2023.

Preferred Stock

The Company’s articles of incorporation, as amended, currently authorize the issuance of up to 30,000,000 shares of “blank check” preferred stock with designations, rights, and preferences as may be determined from time-to-time by the Company’s Board of Directors (the “Board”), of which 700,000 shares are currently designated as Series B Preferred Stock (“Series B Preferred”) and 550,000 shares are designated as Series B-1 Preferred Stock (“Series B-1 Preferred”). As of December 31, 2019, a total of 625,375 shares of Series B Preferred and 212,402 shares of Series B-1 Preferred were issued and outstanding, respectively. Both classes of Series B Preferred Stock pay dividends at a rate of 7% per annum if paid by the Company in cash, or 9% if paid by the Company in additional shares of Series B Preferred (“PIK Shares”), the Company may elect to pay accrued dividends on outstanding shares of Series B Preferred in either cash or by the issuance of PIK Shares.

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

NOTE 4.  RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2019, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provides certain executive management services to the Company, including designating Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields also serves as the Company’s Chair of the Board and controls FMI. The Company had payables of $0 and $316,539 to FMI at December 31, 2019 and June 30, 2019, respectively, under this Service Agreement. In addition, in July 2017, 20,000 shares of Series B-1 Preferred were paid to FMI in satisfaction of an accrued bonus payable to Mr. Fields.

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

In June 2018, the FASB issued ASU 2018-07 – Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this update, equity-based payments to non-employees was accounted for under Subtopic 505-50 resulting in significant differences between the accounting for share-based payments to non-employees as compared to employees. One of the most significant changes is that non-employee share-based awards (classified as equity awards) may be measured at grant-date fair value and not have to be continually revalued until the service/goods are rendered. The update also indicates that share-based awards related to financing and awards granted to a customer in conjunction with selling goods or services are not included in Topic 718. This standard is effective for interim and annual reporting periods beginning after December 15, 2018 for public entities and December 15, 2019 for all other entities. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted the standard during the first quarter of fiscal year 2020. This standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

Overview

Park City Group, Inc. (“We”, “us”, “our” or the “Company”) is a Software-as-a-Service (“SaaS”) provider, and the parent company of ReposiTrak, Inc., a business-to-business (“B2B”) e-commerce, compliance, and supply chain management platform company that partners with retailers, wholesalers, and product suppliers to help them source, vet, and transact with their suppliers in order to accelerate sales, control risks, and improve supply chain efficiencies.

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

Recent Developments

In July 2019, we deployed InApp Pop Up and Online Chat. These applications provide account managers and sales staff with two additional real time means to facilitate farming of the network to cross sell with new and existing customers.

In August 2019, we released our new Out of Stock Management Solution (“OOS”). Eliminating out-of-stocks remains a critical challenge for food retailers as consumers turn to online retailers when their local store is out of a sought-after item. Previously, retailers had no viable solution to address this challenge. Our OOS is the industry’s first solution to address Direct Store Delivery out-of-stocks which enables retailers to retain customers and increase revenues.

In September 2019, we released the “Automated Buy Process”. This connection platform allows suppliers to sign up for compliance service, select the appropriate tier, and purchase the monthly Tier 2 subscription in real time. This is anticipated to expedite supplier on boarding and facilitate faster payment.

Results of Operations

Comparison of the Three Months Ended December 31, 2019 to the Three Months Ended December 31, 2018.

Revenue

	Fiscal Quarter Ended December 31,		Variance
	2019	2018	Dollars	Percent
Revenue	$4,837,332	$5,565,237	$(727,905)	-13%

Revenue was $4,837,332 and $5,565,237 for the three months ended December 31, 2019 and 2018, respectively, a 13% decrease. This decrease was primarily due to a decrease in transactional one-time revenue that occurred in 2018 that did not occur in 2019. The decrease in one-time revenue was partially offset by an increase in professional services and MarketPlace.

Although no assurances can be given, we continue to focus our sales efforts on marketing our software services on a recurring subscription basis and placing less emphasis on transactional revenue. However, we believe there will continue to be a certain percentage of customers that will require buying a particular service outright (i.e. a license). We will continue to make our best effort to reduce this non-recurring transactional revenue when unnecessary.

Cost of Services and Product Support

	Fiscal Quarter Ended December 31,		Variance
	2019	2018	Dollars	Percent
Cost of services and product support	$1,425,309	$1,270,659	$154,650	12%
Percent of total revenue	29%	23%

Cost of services and product support was $1,425,309 and $1,270,659 for the three months ended December 31, 2019 and 2018, respectively, a 12% increase. This increase is primarily the result of (i) higher expenses associated to MarketPlace; and (ii) an increase in hardware/software non-capitalized items required for updating our information systems security, maintaining equipment licensing and other database systems.

While no assurance can be given, management currently expects cost of services to grow in both absolute terms, and as a percentage of revenue, as the Company continues to invest in MarketPlace.

Sales and Marketing Expense

	Fiscal Quarter Ended December 31,		Variance
	2019	2018	Dollars	Percent
Sales and marketing	$1,446,517	$1,139,855	$306,662	27%
Percent of total revenue	30%	20%

Sales and marketing expense was $1,446,517 and $1,139,855 for the three months ended December 31, 2019 and 2018, respectively, a 27% increase. This increase in sales and marketing expense is due to an increase in sales compensation.

While no assurances can be given, management currently expects sales and marketing expense to be relatively flat in absolute value in subsequent periods, but to fall as a percentage of total revenue as we continue to executive our Success Team strategy.

General and Administrative Expense

	Fiscal Quarter Ended December 31,		Variance
	2019	2018	Dollars	Percent
General and administrative	$1,114,251	$1,326,735	$(212,484)	-16%
Percent of total revenue	23%	24%

General and administrative expense was $1,114,251 and $1,326,735 for the three months ended December 31, 2019 and 2018, respectively, a 16% decrease. General and administrative expense decreased in part by lower professional service fees, lower overhead costs and overall lower travel expense.

While no assurances can be given, management currently expects general and administrative expense to remain flat in subsequent periods and therefore fall as a percentage of total revenue as we benefit from our investments in automation and process optimization.

Depreciation and Amortization Expense

	Fiscal Quarter Ended December 31,		Variance
	2019	2018	Dollars	Percent
Depreciation and amortization	$222,499	$144,030	$78,469	54%
Percent of total revenue	5%	3%

Depreciation and amortization expense was $222,499 and $144,030 for the three months ended December 31, 2019 and 2018, respectively, an increase of 54%. This increase is due to the expansion of new equipment for the Company’s information technology infrastructure, buildout of our corporate headquarters, and expansion of our data center completed in June 2019.

Other Income and Expense

	Fiscal Quarter Ended December 31,		Variance
	2019	2018	Dollars	Percent
Net other income (expense)	$49,940	$49,150	$790	2%
Percent of total revenue	1%	1%

Net other income was $49,940 for the three months ended December 31, 2019 compared to $49,150 for the three months ended December 31, 2018. Other income increased due to higher interest income resulting from an increase of total cash held in short term investments offset in part by the increase in interest expense associated with financing arrangements for equipment purchased under a lease arrangement with a bank.

Preferred Dividends

	Fiscal Quarter Ended December 31,		Variance
	2019	2018	Dollars	Percent
Preferred dividends	$146,611	$146,611	$-	-%
Percent of total revenue	3%	3%

Dividends accrued on the Company’s Series B-1 Preferred was $146,611 for the three months ended December 31, 2019, compared to dividends accrued on the Series B-1 Preferred of $146,611 for the three months ended December 31, 2018. Dividends remained flat in the comparable periods.

Comparison of the Six Months Ended December 31, 2019 to the Six Months Ended December 31, 2018.

Revenue

	Six Months Ended December 31,		Variance
	2019	2018	Dollars	Percent
Revenue	$9,637,416	$11,507,231	$(1,869,815)	-16%

Revenue was $9,637,416 and $11,507,231 for the six months ended December 31, 2019 and 2018, respectively, a 16% decrease. This was primarily due to a decrease in transactional one-time revenue that occurred in 2018 that did not occur in 2019. The decrease in one-time revenue was partially offset by an increase in professional services and MarketPlace revenue.

Cost of Services and Product Support

	Six Months Ended December 31,		Variance
	2019	2018	Dollars	Percent
Cost of services and product support	$3,253,423	$2,999,185	$254,238	8%
Percent of total revenue	34%	26%

  Cost of services and product support was $3,253,423 and $2,999,185 for the six months ended December 31, 2019 and 2018, respectively, a 8% increase. This increase is primarily the result of (i) higher expenses associated to MarketPlace; and (ii) an increase in hardware/software non-capitalized items required for updating our information systems security, maintaining equipment licensing and other database systems.

Sales and Marketing Expense

	Six Months Ended December 31,		Variance
	2019	2018	Dollars	Percent
Sales and marketing	$2,861,380	$3,047,879	$(186,499)	-6%
Percent of total revenue	30%	26%

Sales and marketing expense was $2,861,380 and $3,047,879 for the six months ended December 31, 2019 and 2018, respectively, a 6% decrease. This was due primarily to an decrease in variable compensation, a reduction in trade show expenses, and lower sales and marketing travel expense.

General and Administrative Expense

	Six Months Ended December 31,		Variance
	2019	2018	Dollars	Percent
General and administrative	$2,336,462	$2,470,046	$(133,584)	-5%
Percent of total revenue	24%	21%

General and administrative expense was $2,336,462 and $2,470,046 for the six months ended December 31, 2019 and 2018, respectively, a 5% decrease.  General and administrative expense decreased year over year due to lower administrative costs, accounting and other professional service fees, and lower compliance related costs.

Depreciation and Amortization Expense

	Six Months Ended December 31,		Variance
	2019	2018	Dollars	Percent
Depreciation and amortization	$416,177	$289,405	$126,772	44%
Percent of total revenue	4%	3%

Depreciation and amortization expense were $416,177 and $289,405 for the six months ended December 31, 2019 and 2018, respectively, an increase of 44%.  This increase is due to the expansion of new equipment for the Company’s information technology infrastructure, buildout of our corporate headquarters, and expansion of our data center completed in June 2019.

Other Income and Expense

	Six Months Ended December 31,		Variance
	2019	2018	Dollars	Percent
Net other income (expense)	$112,073	$73,801	$38,272	52%
Percent of total revenue	1%	1%

  Net other income was $112,073 for the six months ended December 31, 2019 compared to net other expense of $73,801 for the six months ended December 31, 2018. Other income increased due to higher interest income resulting from an increase of total cash held in short term investments offset in part by the increase in interest expense associated with financing arrangements for equipment purchased under a lease arrangement with a bank.

Preferred Dividends

	Six Months Ended December 31,		Variance
	2019	2018	Dollars	Percent
Preferred dividends	$293,222	$293,222	$-	-%
Percent of total revenue	3%	3%

  Dividends accrued on the Company’s Series B-1 Preferred was $293,222 for the six months ended December 31, 2019 and 2018. Dividends remained flat in the comparable period.

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

	As of		Variance
	December 31, 2019	June 30, 2019	Dollars	Percent
Cash and cash equivalents	$18,968,775	$18,609,423	$359,352	2%

We have historically funded our operations with cash from operations, equity financings, and borrowings from the issuance of debt, including our existing line of credit with U.S. Bank N.A., which line of credit was amended during the quarter ended December 31, 2019 to, among other matters, extend the maturity date to December 31, 2020 and increase the interest rate in the event of a default to 5% per annum.

Cash was $18,968,775 and $18,609,423 at December 31, 2019 and June 30, 2019, respectively. This 2% increase is principally the result of collections.

Net Cash Flows from Operating Activities

	Six Months Ended December 31,		Variance
	2019	2018	Dollars	Percent
Cash provided by operating activities	$2,671,585	$1,830,582	$841,003	46%

Net cash provided by operating activities is summarized as follows:

	Six Months Ended December 31,
	2019	2018
Net income	$841,454	$2,652,017
Noncash expense and income, net	950,921	812,678
Net changes in operating assets and liabilities	879,210	(1,634,113)
	$2,671,585	$1,830,582

Net cash provided by operating activities increased 46% primarily as a result of collections on existing accounts, annual subscriptions paid in advance, and lower cash operating expense. Noncash expense increased by $138,243 in the six months ended December 31, 2019 compared to December 31, 2018 as a result of an decrease in stock compensation and accrued liabilities offset by an increase in depreciation, accounts payable and deferred revenue.

Net Cash Flows Used in Investing Activities

	Six Months Ended December 31,		Variance
	2019	2018	Dollars	Percent
Cash used in investing activities	$(581,750)	$(3,547)	$578,203	16301%

Net cash used in investing activities for the six months ended December 31, 2019 was $581,750 compared to net cash used in investing activities of $3,547 for the six months ended December 31, 2018. This increase in cash used in investing activities for the six months ended December 31, 2019 was primarily due to maintenance on equipment capitalized over the remaining life of the asset.

Net Cash Flows from Financing Activities

	Six Months Ended December 31,		Variance
	2019	2018	Dollars	Percent
Cash used in financing activities	$(1,730,483)	$(37,192)	$1,693,291	4553%

Net cash used in financing activities totaled $1,730,483 for the six months ended December 31, 2019 as compared to cash used in financing activities of $37,192 for the six months ended December 31, 2018. The increase in net cash used in financing activities is primarily attributable to an increase in the amount used for the buyback of Common Stock, offset by the decrease in payments in notes payable and proceeds from employee stock plan.

Working Capital

At December 31, 2019, the Company had working capital of $16,968,878, as compared to working capital of $17,746,257 at June 30, 2019. This $777,379 decrease in working capital is primarily due to the buyback of Common Stock.

	As of December 31,	As of June 30,	Variance
	2019	2019	Dollars	Percent
Current assets	$26,437,093	$26,548,874	$(111,781)	NM%

Current assets as of December 31, 2019 totaled $26,437,093, a decrease of $111,781, as compared to $26,548,874 as of June 30, 2019. The decrease in current assets is primarily attributable to cash used to buyback Company Common Stock, a decrease in prepaid expense, and cash, offset in part by an increase in accounts receivable and short-term contract assets.

	As of December 31,	As of June 30,	Variance
	2019	2019	Dollars	Percent
Current liabilities	$9,468,215	$8,802,617	$665,598	8%

Current liabilities totaled $9,468,215 as of December 31, 2019 as compared to $8,802,617 as of June 30, 2019. The comparative increase in current liabilities is primarily attributable to a increase of $30,456 in accrued liabilities and accounts payable, an increase in operating lease liability of $83,562 due to accounting changes, and an increase in deferred revenue and current portion notes payable of $551,580.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenue, and results of operation, liquidity or capital expenditures.

Contractual obligations

Total contractual obligations and commercial commitments as of December 31, 2019 are summarized in the following table:

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Finance lease obligations	$1,070,175	$302,611	652,376	115,188	-
Operating lease obligation	822,502	122,400	244,800	244,800	210,502

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

Share-Based Compensation

The Company accounts for its share-based compensation to employees and non-employees in accordance with FASB ASC 718, Compensation – Stock Compensation. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service or vesting period.

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

Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. At December 31, 2019, the debt portfolio was composed of approximately 19% fixed rate debt and 81% variable rate debt.

	December 31, 2019 (Unaudited)	Percent of Total Debt
Fixed rate debt	$1,070,175	19%
Variable rate debt	4,660,000	81%
Total debt	$5,730,175	100%

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, 2019:

Cash:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$18,968,775	2%

ITEM 4.  CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2019 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 Share Repurchase Program

On May 9, 2019, our Board of Directors approved of the repurchase of up to $4 million of our Common Stock, which repurchases may be made in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices (the “Share Repurchase Program”). From time-to-time, our Board may authorize increases to our Share Repurchase Program. The total remaining authorization for future shares of Common Stock repurchases under our Share Repurchase Program was $2,162,558 as of December 31, 2019. Under the Share Repurchase Program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable laws and regulations, including Rule 12b-18 of the Exchange Act. The Share Repurchase Program expires 24 months following May 9, 2019, and it may be suspended for periods of time or discontinued at any time, at the Board’s discretion.

The following table provides information about the repurchases of our Common Stock registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), during the quarter ended December 31, 2019.

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available for Future Share Repurchases Under the Plans or Programs
October 1, 2019 – December 31, 2019:	174,615	$4.80	342,170	$2,162,558

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

PARK CITY GROUP, INC.

Date: February 10, 2020	By:	/s/ Randall K. Fields
Randall K. Fields
Chair of the Board and Chief Executive Officer (Principal Executive Officer)

PARK CITY GROUP, INC.

Date: February 10, 2020	By:	/s/ John R. Merrill
John R. Merrill
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)