Form 10-Q
period 2020-03-31
PARK CITY GROUP INC
filed 2020-05-11
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to _________.

Commission File Number 001-34941

PARK CITY GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Securities registered pursuant to Section 12(g) of the Act:  None

As of May 11, 2020, 19,459,538 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

PARK CITY GROUP, INC.

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets (Unaudited)

Assets	March 31, 2020	June 30, 2019
Current assets
Cash	$17,883,555	$18,609,423
Receivables, net of allowance for doubtful accounts of $521,895 and $145,825 at March 31, 2020 and June 30, 2019, respectively	4,469,812	3,878,658
Contract asset – unbilled current portion	2,408,448	3,023,694
Prepaid expense and other current assets	687,328	1,037,099

Total current assets	25,449,143	26,548,874

Property and equipment, net	3,147,747	2,972,257

Other assets:
Deposits, and other assets	22,414	17,146
Contract asset – unbilled long-term portion	1,119,184	1,659,110
Operating lease-right-of-use asset	801,948	-
Customer relationships	689,850	788,400
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	27,809	70,864

Total other assets	23,545,091	23,419,406

Total assets	$52,141,981	$52,940,537

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$343,003	$530,294
Accrued liabilities	1,159,354	1,399,368
Contract liability - deferred revenue	1,704,386	1,917,787
Lines of credit	5,000,000	4,660,000
Operating lease liability - current	84,707	-
Current portion of notes payable	306,403	295,168

Total current liabilities	8,597,853	8,802,617

Long-term liabilities
Operating lease liability – less current portion	717,240	-
Notes payable, less current portion	689,527	920,754

Total liabilities	10,004,620	9,723,371

Commitments and contingencies

Stockholders’ equity:
Preferred Stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 625,375 shares issued and outstanding at March 31, 2020 and June 30, 2019;	6,254	6,254
Series B-1 Preferred, 550,000 shares authorized; 212,402 shares issued and outstanding at March 31, 2020 and June 30, 2019, respectively	2,124	2,124
Common Stock, $0.01 par value, 50,000,000 shares authorized: 19,457,987 and 19,793,372 issued and outstanding at March 31, 2020 and June 30, 2019, respectively	194,582	197,936
Additional paid-in capital	75,158,507	76,908,566
Accumulated deficit	(33,224,106)	(33,897,714)

Total stockholders’ equity	42,137,361	43,217,166

Total liabilities and stockholders’ equity	$52,141,981	$52,940,537

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019

Revenue	$4,633,244	$5,006,132	$14,270,660	$16,513,363

Operating expense:
Cost of services and product support	1.369,421	1,342,051	4,622,844	4,341,236
Sales and marketing	1,654,189	1,485,785	4,515,569	4,533,664
General and administrative	1,179,851	1,020,652	3,516,313	3,490,698
Depreciation and amortization	192,860	140,312	609,037	429,717

Total operating expense	4,396,321	3,988,800	13,263,763	12,795,315

Income from operations	236,923	1,017,332	1,006,897	3,718,048

Other income (expense):
Interest income	53,075	75,670	201,788	165,567
Interest expense	(16,953)	(4,706)	(53,593)	(20,802)

Income before income taxes	273,045	1,088,296	1,155,092	3,862,813

(Provision) for income taxes:	(1,058)	(20,210)	(41,651)	(142,710)
Net income	271,987	1,068,086	1,113,441	3,720,103

Dividends on preferred stock	(146,611)	(146,610)	(439,833)	(439,832)

Net income applicable to common shareholders	$125,376	$921,476	$673,608	$3,280,271

Weighted average shares, basic	19,588,000	19,861,000	19,714,000	19,823,000
Weighted average shares, diluted	19,776,000	20,390,000	19,942,000	20,369,000
Basic income per share	$0.01	$0.05	$0.03	$0.17
Diluted income per share	$0.01	$0.05	$0.03	$0.16

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2020	2019
Cash flows operating activities:
Net income	$1,113,441	$3,720,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	609,037	429,718
Amortization of operating right of use asset	60,793	-
Stock compensation expense	291,630	473,556
Bad debt expense	375,000	350,000
(Increase) decrease in:
Accounts receivables	(350,908)	17,001
Long-term receivables, prepaids and other assets	884,429	(759,122)
(Decrease) increase in:
Accounts payable	(187,291)	(867,631)
Accrued liabilities	(247,233)	392,089
Operating lease liability	(60,794)	-
Deferred revenue	(213,677)	(271,752)
Net cash provided by operating activities	2,274,427	3,483,962

Cash flows investing activities:
Purchase of long-term investments	-	1,000
Purchase of property and equipment	(642,922)	(45,197)
Net cash used in investing activities	(642,922)	(44,197)

Cash flows financing activities:
Net increase in lines of credit	340,000	1,430,000
Proceeds from exercise of warrants	-	164,997
Common stock buyback/retirement	(2,158,471)	-
Proceeds from employee stock plan	120,923	-
Dividends paid	(439,833)	(293,222)
Payments on notes payable and capital leases	(219,992)	(1,488,610)
Net cash used in financing activities	(2,357,373)	(186,835)

Net increase (decrease) in cash and cash equivalents	(725,868)	3,252,930

Cash and cash equivalents at beginning of period	18,609,423	14,892,439
Cash and cash equivalents at end of period	$17,883,555	$18,145,369

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$100,158	$143,909
Cash paid for interest	$16,042	$33,371

Supplemental disclosure of non-cash investing and financing activities:
Common stock to pay accrued liabilities	$284,135	$436,911
Dividends accrued on preferred stock	$439,833	$439,832
Right-of-use asset	$862,741	$-

 See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2019	625,375	$6,254	212,402	$2,124	19,793,372	$197,936	$76,908,566	$(33,897,714)	$43,217,166

Stock issued for:
Accrued compensation	-	-	-	-	14,542	145	77,742	-	77,887
Employee stock plan	-	-	-	-	13,274	133	63,390	-	63,523
Stock buyback	-	-	-	-	(79,954)	(799)	(516,560)		(517,359)
Preferred dividends declared	-	-	-	-	-	-	-	(146,611)	(146,611)

Net income	-	-	-	-	-	-	-	178,351	178,351
Balance, September 30, 2019	625,375	$6,254	212,402	$2,124	19,741,234	$197,415	$76,533,138	$(33,865,974)	$42,872,957

Stock issued for:
Accrued compensation	-	-	-	-	13,370	134	77,304	-	77,438
Stock buyback	-	-	-	-	(174,615)	(1,747)	(835,931)	-	(837,678)
Preferred dividends declared	-	-	-	-	-	-	-	(146,611)	(146,611)

Net income	-	-	-	-	-	-	-	663,103	663,103
Balance, December 31, 2019	625,375	$6,254	212,402	$2,124	19,579,989	$195,802	$75,774,511	$(33,349,482)	$42,629,209

Stock issued for:
Accrued compensation	-	-	-	-	35,614	356	185,854	-	186,210
Stock buyback	-	-	-	-	(157,616)	(1,576)	(801,858)	-	(803,434)
Preferred dividends declared	-	-	-	-	-	-	-	(146,611)	(146,611)

Net income	-	-	-	-	-	-	-	271,987	271,987
Balance, March 31, 2020	625,375	$6,254	212,402	$2,124	19,457,987	$194,582	$75,158,507	$(33,224,106)	$42,137,361

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2018	625,375	$6,254	212,402	$2,124	19,773,549	$197,738	$76,711,887	$(37,213,677)	$39,704,326

Stock issued for:
Accrued compensation	-	-	-	-	6,592	$66	$51,602	-	$51,668
Employee stock plan	-	-	-	-	12,333	$123	$82,755	-	$82,878
Preferred dividends-declared	-	-	-	-	-	-	-	$(146,611)	$(146,611)

Net income	-	-	-	-	-	-	-	$966,409	$966,409
Balance, September 30, 2018	625,375	$6,254	212,402	$2,124	19,792,474	$197,927	$76,846,244	$(36,393,879)	$40,658,670

Stock issued for:
Accrued compensation	-	-	-	-	21,207	$212	$211,476	-	$211,688
Redemption	-	-	-	-	-	-	$(93,217)	-	$(93,217)
Employee stock plan	-	-	-	-	-	-	-	-	-
Preferred dividends-declared	-	-	-	-	-	-	-	$(146,611)	$(146,611)
Exercise of option/warrant	-	-	-	-	25,581	$256	$164,741	-	$164,997

Net income	-							$1,685,608	$1,685,608
Balance, December 31, 2018	625,375	$6,254	212,402	$2,124	19,839,262	$198,395	$77,129,244	$(34,854,882)	$42,481,135

Stock issued for:
Accrued compensation	-	-	-	-	17,786	$178	$111,919	-	$112,097
Redemption	-	-	-	-	-	-	-	-	-
Employee stock plan	-	-	-	-	14,235	$142	$71,655	-	$71,797
Preferred dividends-declared	-	-	-	-	-	-	-	$(146,610)	$(146,610)

Net income	-	-	-	-	-	-	-	$1,068,086	$1,068,086
Balance, March 31, 2019	625,375	$6,254	212,402	$2,124	19,871,283	$198,715	$77,312,818	$(33,933,406)	$43,586,505

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

Recent Developments

In April 2020, our solutions for stock replenishment, compliance, sourcing, food safety and risk management for the retail supply chain, is offering a new technology platform to address chronic imbalances in the food supply chain caused by the COVID-19 crisis. The online platform, called FoodSourceUSA, will facilitate the identification and redistribution of excess perishable food products that are currently going to waste due to dramatically reduced foodservice sector volume, while serving the growing number of food-insecure communities around the country.

We will be providing the FoodSourceUSA sourcing platform to create visibility to excess inventory, process orders and deliver shipment information to government agencies who will manage logistics and delivery. Stakeholders in the system include providers of fresh meat, produce and dairy products, food banks, pantries and charitable groups serving those in need, along with a network of government agencies that will reimburse the providers fairly to create a sustainable supply chain.

Pilot tests are currently planned for two states as the network of providers and recipients are being organized by state and federal agencies.

 Basis of Financial Statement Presentation

The interim financial information of the Company as of March 31, 2020 and for the three and nine months ended March 31, 2020 is unaudited, and the balance sheet as of June 30, 2019 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2019. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended March 31, 2020 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2019.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. The methods, estimates, and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results it reports in its financial statements. The U.S. Securities and Exchange Commission (“SEC”) has defined the most critical accounting policies as those that are most important to the portrayal of the Company’s financial condition and results and require the Company to make its most difficult and subjective judgments, often because of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company’s most critical accounting policies include revenue recognition, goodwill, other long-lived asset valuations, income taxes, stock-based compensation, and capitalization of software development costs.

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in current and other assets in our consolidated balance sheets and primarily relate to unbilled amounts on fixed-price contracts utilizing the output method of revenue recognition. The table below shows movements in contract assets:

Contract assets
Balance – December 31, 2019	$4,350,522
Revenue recognized during the period but not billed	220,589
Amounts reclassified to accounts receivable	(1,258,658)
Other	215,179
Balance – March 31, 2020	$3,527,632(1)

(1)	Contract asset balances for March 31, 2020 include a current and a long-term contract asset, $2,408,448, and $1,119,184, respectively.

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period:

Contract liability
Balance – December 31, 2019	$2,461,924
Amounts billed but not recognized as revenue	417,579
Revenue recognized related to the opening balance of deferred revenue	(1,175,117)
Other	-
Balance – March 31, 2020	$1,704,386

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

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by customer geography and contract-type. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market, and other economic factors:

	For the Nine Months Ended March 31, 2020
Geography	Subscription & support	Professional services	Transaction based	Total
North America	$12,086,983	$408,841	$1,740,276	14,236,100
International	34,560	-	-	34,560
Total	$12,121,543	$408,841	$1,740,276	$14,270,660

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

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Numerator
Net income applicable to common shareholders	$125,376	$921,476	$673,608	$3,280,271

Denominator
Weighted average common shares outstanding, basic	19,588,000	19,861,000	19,714,000	19,823,000
Warrants to purchase common stock	188,000	529,000	228,000	546,000
Weighted average common shares outstanding, diluted	19,776,000	20,390,000	19,942,000	20,369,000

Net income per share
Basic	$0.01	$0.05	$0.03	$0.17
Diluted	$0.01	$0.05	$0.03	$0.16

Reclassifications

            Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications have no impact on the previously reported results.

NOTE 3.  EQUITY

Restricted Stock Units	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at December 31, 2019	852,319	$5.43
Granted	1,008	4.96
Vested and issued	(10,378)	11.22
Forfeited	(743)	7.74
Outstanding at March 31, 2020	842,206	$5.36

As of March 31, 2020, there were 9,106 stock units outstanding that had vested but for which shares of Common Stock had not yet been issued pursuant to the terms of the agreement.

As of March 31, 2020, there was approximately $4.5 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 4.13 years.

Warrants

 The following table summarizes information about warrants outstanding and exercisable at March 31, 2020:

Warrants Outstanding				Warrants Exercisable
at March 31, 2020				at March 31, 2020
Range of exercise prices Warrants	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.00	1,085,068	2.85	$4.00	1,085,068	$4.00
$10.00	23,737	2.82	$10.00	23,737	$10.00
	1,108,805	2.85	$4.13	1,108,805	$4.13

During the quarter ended December 31, 2019, the Company’s Board of Directors approved the modification to extend the expiration dates of the Company's existing January 26, 2020 and February 5, 2020 warrants by an additional three years. Accordingly, all the Company’s outstanding warrants are now set to expire in the quarter ending March 31, 2023.

Preferred Stock

The Company’s articles of incorporation, as amended, currently authorize the issuance of up to 30,000,000 shares of “blank check” preferred stock with designations, rights, and preferences as may be determined from time-to-time by the Company’s Board of Directors (the “Board”), of which 700,000 shares are currently designated as Series B Preferred Stock (“Series B Preferred”) and 550,000 shares are designated as Series B-1 Preferred Stock (“Series B-1 Preferred”). As of March 31, 2020, a total of 625,375 shares of Series B Preferred and 212,402 shares of Series B-1 Preferred were issued and outstanding, respectively. Both classes of Series B Preferred Stock pay dividends at a rate of 7% per annum if paid by the Company in cash, or 9% if paid by the Company in additional shares of Series B Preferred (“PIK Shares”), the Company may elect to pay accrued dividends on outstanding shares of Series B Preferred in either cash or by the issuance of PIK Shares.

The Company does business with some of the largest retailers and wholesalers in the world. Management believes the Series B-1 Preferred favorably impacts the Company’s overall cost of capital in that it is: (i) perpetual and, therefore, an equity instrument that positively impacts the Company’s coverage ratios, (ii) offers the flexibility of a paid-in-kind (“PIK”) payment option, and (iii) is without covenants. After exploring alternative options for redeeming the Series B-1 Preferred, management determined that alternative financing options were significantly more expensive or would negatively impact the Company’s net cash position, which management believes could cause customer concerns and weaken the Company’s ability to attract new business.

NOTE 4.  RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2020, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provides certain executive management services to the Company, including designating Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields also serves as the Company’s Chair of the Board and controls FMI. The Company had payables of $0 and $0 to FMI at March 31, 2020 and June 30, 2019, respectively, under this Service Agreement.

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued ASU 2018-15 – “Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract”. The amendments in this update apply to an entity who is a customer in a hosting arrangement accounted for as a service contract. The update requires a customer in a hosting arrangement to capitalize certain implementation costs. Costs associated with the application development stage of the implementation should be capitalized and costs with the other stages should be expensed. For instance, costs for training and data conversion should be expensed. The capitalized implementation costs should be expensed over the term of the hosting arrangement, which is the noncancelable period plus periods covered by an option to extend if the customer is reasonably certain to exercise the option. Impairment of the capitalized costs should be considered like other intangibles. The effective date of this update is effective for annual reporting periods beginning after December 15, 2019 for public entities and after December 15, 2020 for all other entities with early adoption permitted. The Company is a customer in a hosting arrangement and may enter into new arrangements in the future. The Company will apply the guidance for implementation costs of new hosting arrangements once adopted.

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

In June 2018, the FASB issued ASU 2018-07 – Compensation – “Stock Compensation (Topic 718)”, Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this update, equity-based payments to non-employees was accounted for under Subtopic 505-50 resulting in significant differences between the accounting for share-based payments to non-employees as compared to employees. One of the most significant changes is that non-employee share-based awards (classified as equity awards) may be measured at grant-date fair value and not have to be continually revalued until the service/goods are rendered. The update also indicates that share-based awards related to financing and awards granted to a customer in conjunction with selling goods or services are not included in Topic 718. This standard is effective for interim and annual reporting periods beginning after December 15, 2018 for public entities and December 15, 2019 for all other entities. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted the standard during the first quarter of fiscal year 2020. This standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

NOTE 6.  SUBSEQUENT EVENTS

There are many uncertainties regarding the current coronavirus ("COVID-19") pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its services, customers, employees, vendors, and business partners. While the pandemic did not materially adversely affect the Company’s financial results and business operations in the Company’s third fiscal quarter ended March 31, 2020, we are unable to predict the impact that COVID-19 will have on its future financial position and operating results due to numerous uncertainties. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments to its responses accordingly.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States. On April 23, 2020, the Company received proceeds from a loan in the amount of approximately $1.1 million from its lender, U.S. Bank National Association (the “Lender”), pursuant to approval by the U.S. Small Business Administration (the “SBA”) for the Lender to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the SBA. In accordance with the requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs, covered rent payments, and covered utilities during the eight-week period commencing on the date of loan approval. The PPP Loan is scheduled to mature on April 23, 2022, has a 1.00% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.

The PPP Loan was previously disclosed in the Company’s Form 8-K filed with the SEC on April 23, 2020, to which the loan agreement is incorporated by reference therein as Exhibit 10.1.

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, through the filing date and noted no further subsequent events that are reasonably likely to impact the Company’s financial statements.

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

Recent Developments

In April 2020, our solutions for stock replenishment, compliance, sourcing, food safety and risk management for the retail supply chain, is offering a new technology platform to address chronic imbalances in the food supply chain caused by the COVID-19 crisis. The online platform, called FoodSourceUSA, will facilitate the identification and redistribution of excess perishable food products that are currently going to waste due to dramatically reduced foodservice sector volume, while serving the growing number of food-insecure communities around the country.

We will be providing the FoodSourceUSA sourcing platform to create visibility to excess inventory, process orders and deliver shipment information to government agencies who will manage logistics and delivery. Stakeholders in the system include providers of fresh meat, produce and dairy products, food banks, pantries and charitable groups serving those in need, along with a network of government agencies that will reimburse the providers fairly to create a sustainable supply chain.

Pilot tests are currently planned for two states as the network of providers and recipients are being organized by state and federal agencies.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019.

Revenue

	Fiscal Quarter Ended March 31,		Variance
	2020	2019	Dollars	Percent
Revenue	$4,633,244	$5,006,132	$(372,888)	-7%

Revenue was $4,633,244 and $5,006,132 for the three months ended March 31, 2020 and 2019, respectively, a 7% decrease. This decrease was primarily due to a decrease in transactional one-time revenue that occurred in 2019 that did not occur in 2020.

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

The recent COVID-19 outbreak has created significant economic uncertainty and volatility, creating uncertainty regarding the impact of such outbreak on our business, operations and financial results. In this regard, the duration and impact of such outbreak on our operations and financial results cannot be determined at this time, although management currently anticipates that our ability to sell and provide our services and solutions resulting from shelter in place restrictions, and the closures of our and our clients’ offices and facilities will have an impact. While no assurances can be given, these events could materially and adversely affect our business, financial condition and results of operations.

 Cost of Services and Product Support

	Fiscal Quarter Ended March 31,		Variance
	2020	2019	Dollars	Percent
Cost of services and product support	$1,369,421	$1,342,051	$27,370	2%
Percent of total revenue	30%	27%

Cost of services and product support was $1,369,421 and $1,342,051 for the three months ended March 31, 2020 and 2019, respectively, a 2% increase. This increase is primarily the result of higher expense associated with MarketPlace; offset by a reduction in hosted software costs.

While no assurance can be given, management currently expects cost of services to grow in both absolute terms, and as a percentage of revenue, as the Company continues to invest in MarketPlace.

Sales and Marketing Expense

	Fiscal Quarter Ended March 31,		Variance
	2020	2019	Dollars	Percent
Sales and marketing	$1,654,189	$1,485,785	$168,404	11%
Percent of total revenue	36%	30%

Sales and marketing expense were $1,654,189 and $1,485,785 for the three months ended March 31, 2020 and 2019, respectively, a 11% increase. This increase in sales and marketing expense is primarily due to increases in compensation associated with an increase in headcount to grow our inside sales team.

While no assurances can be given, management currently expects sales and marketing expense to be relatively flat in absolute value in subsequent periods, but to fall as a percentage of total revenue as we continue to executive our Success Team strategy.

General and Administrative Expense

	Fiscal Quarter Ended March 31,		Variance
	2020	2019	Dollars	Percent
General and administrative	$1,179,851	$1,020,652	$159,199	16%
Percent of total revenue	25%	20%

General and administrative expense was $1,179,851 and $1,020,652 for the three months ended March 31, 2020 and 2019, respectively, a 16% increase. The increase in general and administrative expense is primarily due to an increase in professional fees, management fees, and travel offset in part by a decrease in overhead costs and debt.

While no assurances can be given, management currently expects general and administrative expense to remain flat in subsequent periods and therefore fall as a percentage of total revenue as we benefit from our investments in automation and process optimization.

Depreciation and Amortization Expense

	Fiscal Quarter Ended March 31,		Variance
	2020	2019	Dollars	Percent
Depreciation and amortization	$192,860	$140,312	$52,548	37%
Percent of total revenue	4%	3%

Depreciation and amortization expense was $192,860 and $140,312 for the three months ended March 31, 2020 and 2019, respectively, an increase of 37%. This increase is due to the expansion of new equipment for the Company’s information technology infrastructure, buildout of our corporate headquarters, and expansion of our data center which is expected to be completed in June 2020.

Other Income and Expense

	Fiscal Quarter Ended March 31,		Variance
	2020	2019	Dollars	Percent
Net other income (expense)	$36,122	$70,964	$(34,842)	-49%
Percent of total revenue	1%	1%

Net other income was $36,122 for the three months ended March 31, 2020 compared to $70,964 for the three months ended March 31, 2019. Other income decreased due to lower interest income resulting from a decrease of total cash held in short term investments and lower interest rates, offset in part by the increase in interest expense associated with financing arrangements for equipment purchased under a lease arrangement with a bank.

Preferred Dividends

	Fiscal Quarter Ended March 31,		Variance
	2020	2019	Dollars	Percent
Preferred dividends	$146,611	$146,610	$1	-%
Percent of total revenue	3%	3%

Dividends accrued on the Company’s Series B-1 Preferred was $146,611 for the three months ended March 31, 2020, compared to dividends accrued on the Series B-1 Preferred of $146,610 for the three months ended March 31, 2019. Dividends remained flat in the comparable periods.

Comparison of the Nine Months Ended March 31, 2020 to the Nine Months Ended March 31, 2019.

Revenue

	Nine Months Ended March 31,		Variance
	2020	2019	Dollars	Percent
Revenue	$14,270,660	$16,513,363	$(2,242,703)	-14%

Revenue was $14,270,660 and $16,513,363 for the nine months ended March 31, 2020 and 2019, respectively, a 14% decrease. This was primarily due to a decrease in transactional one-time revenue that occurred in 2019 that did not occur in 2020. The decrease in one-time revenue was partially offset by an increase in professional services and MarketPlace revenue.

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

The recent COVID-19 outbreak has created significant economic uncertainty and volatility, creating uncertainty regarding the impact of such outbreak on our business, operations and financial results. In this regard, the duration and impact of such outbreak on our operations and financial results cannot be determined at this time, although management currently anticipates that our ability to sell and provide our services and solutions resulting from shelter in place restrictions, and the closures of our and our clients’ offices and facilities will have an impact. While no assurances can be given, these events could materially and adversely affect our business, financial condition and results from operations.

Cost of Services and Product Support

	Nine Months Ended March 31,		Variance
	2020	2019	Dollars	Percent
Cost of services and product support	$4,622,844	$4,341,236	$281,608	6%
Percent of total revenue	32%	26%

  Cost of services and product support was $4,622,844 and $4,341,236 for the nine months ended March 31, 2020 and 2019, respectively, a 6% increase. This increase is primarily the result of (i) higher expense associated with MarketPlace; and (ii) an increase in hardware/software non-capitalized items required for updating our information systems security, maintaining equipment licensing and other database systems.

Sales and Marketing Expense

	Nine Months Ended March 31,		Variance
	2020	2019	Dollars	Percent
Sales and marketing	$4,515,569	$4,533,664	$(18,095)	<1%
Percent of total revenue	32%	27%

Sales and marketing expense was $4,515,569 and $4,533,664 for the nine months ended March 31, 2020 and 2019, respectively, a 1% decrease. This is primarily due to a decrease in commissions from lower revenue offset in part by higher professional fees.

General and Administrative Expense

	Nine Months Ended March 31,		Variance
	2020	2019	Dollars	Percent
General and administrative	$3,516,313	$3,490,698	$25,615	1%
Percent of total revenue	25%	21%

General and administrative expense was $3,516,313 and $3,490,698 for the nine months ended March 31, 2020 and 2019, respectively, a 1% increase.  General and administrative expense increased year over year due to an increase in professional service fees and higher compliance related costs.

Depreciation and Amortization Expense

	Nine Months Ended March 31,		Variance
	2020	2019	Dollars	Percent
Depreciation and amortization	$609,037	$429,717	$179,320	42%
Percent of total revenue	4%	3%

Depreciation and amortization expense were $609,037 and $429,717 for the nine months ended March 31, 2020 and 2019, respectively, an increase of 42%.  This increase is due to the expansion of new equipment for the Company’s information technology infrastructure, buildout of our corporate headquarters, and expansion of our data center in 2019.

Other Income and Expense

	Nine Months Ended March 31,		Variance
	2020	2019	Dollars	Percent
Net other income (expense)	$148,195	$144,765	$3,430	2%
Percent of total revenue	1%	1%

  Net other income was $148,195 for the nine months ended March 31, 2020 compared to net other expense of $144,765 for the nine months ended March 31, 2019. Other income increased due to higher interest income resulting from an increase of total cash held in short term investments offset in part by lower interest rates and an increase in interest expense associated with financing arrangements for equipment purchased under a lease arrangement with a bank.

Preferred Dividends

	Nine Months Ended March 31,		Variance
	2020	2019	Dollars	Percent
Preferred dividends	$439,833	$439,832	$1	-%
Percent of total revenue	3%	3%

Dividends accrued on the Company’s Series B-1 Preferred was $439,833 for the nine months ended March 31, 2020, compared to dividends accrued on the Series B-1 Preferred of $439,832 for the nine months ended March 31, 2019. Dividends remained flat in the comparable periods.

Financial Position, Liquidity and Capital Resources

We believe that our existing cash and short-term investments, together with funds generated from operations, are sufficient to fund operating and investment requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including macroeconomic conditions, our rate of revenue growth and expansion of our sales and marketing activities, the timing and extent of spending required for research and development efforts and the continuing market acceptance of our products.

	As of		Variance
	March 31, 2020	June 30, 2019	Dollars	Percent
Cash and cash equivalents	$17,883,555	$18,609,423	$(725,868)	-4%

We have historically funded our operations with cash from operations, equity financings, and borrowings from the issuance of debt, including our existing line of credit with U.S. Bank N.A., which line of credit was amended during the quarter ended March 31, 2020 to, among other matters, extend the maturity date to December 31, 2020 and increase the interest rate in the event of a default to 5% per annum.

Cash was $17,883,555 and $18,609,423 at March 31, 2020 and June 30, 2019, respectively. This 4% decrease is principally the result of lower overall revenue, maintenance of technology infrastructure spending and cash used for the repurchase of stock.

Net Cash Flows from Operating Activities

	Nine Months Ended March 31,		Variance
	2020	2019	Dollars	Percent
Cash provided by operating activities	$2,274,427	$3,483,962	$(1,209,535)	-35%

Net cash provided by operating activities is summarized as follows:

	Nine Months Ended March 31,
	2020	2019
Net income	$1,113,441	$3,720,103
Noncash expense and income, net	1,275,667	1,253,274
Net changes in operating assets and liabilities	(114,681)	(1,489,415)
	$2,274,427	$3,483,962

Net cash provided by operating activities decreased 35% primarily the result of lower overall revenue, slower collections on existing accounts, less annual subscriptions paid in advance, and higher operating expense associated with Marketplace. Noncash expense increased by $22,393 in the nine months ended March 31, 2020 compared to March 31, 2019 as a result of an increase in depreciation and accounts payable.

Net Cash Flows Used in Investing Activities

	Nine Months Ended March 31,		Variance
	2020	2019	Dollars	Percent
Cash used in investing activities	$(642,922)	$(44,197)	$598,725	1,355%

Net cash used in investing activities for the nine months ended March 31, 2020 was $642,922 compared to net cash used in investing activities of $44,197 for the nine months ended March 31, 2019. This increase in cash used in investing activities for the nine months ended March 31, 2020 was primarily due to maintenance on equipment capitalized over the remaining life of the asset.

Net Cash Flows from Financing Activities

	Nine Months Ended March 31,		Variance
	2020	2019	Dollars	Percent
Cash used in financing activities	$(2,357,373)	$(186,835)	$2,170,538	1,162%

Net cash used in financing activities totaled $2,357,373 for the nine months ended March 31, 2020 as compared to cash used in financing activities of $186,835 for the nine months ended March 31, 2019. The increase in net cash used in financing activities is primarily attributable to an increase in the amount used for the buyback of Common Stock, and an increase on proceeds from employee stock plan, offset by the decrease in payments in notes payable.

Working Capital

At March 31, 2020, the Company had working capital of $16,851,290, as compared to working capital of $17,746,257 at June 30, 2019. This $894,967 decrease in working capital is primarily due to the buyback of Common Stock.

	As of March 31,	As of June 30,	Variance
	2020	2019	Dollars	Percent
Current assets	$25,449,143	$26,548,874	$(1,099,731)	-4%

Current assets as of March 31, 2020 totaled $25,449,143, a decrease of $1,099,731, as compared to $26,548,874 as of June 30, 2019. The decrease in current assets is primarily attributable to lower revenue, an increase in cash used to buyback Company Common Stock, a decrease in prepaid expense, short-term contract assets and cash, offset in part by an increase in accounts receivable.

	As of March 31,	As of June 30,	Variance
	2020	2019	Dollars	Percent
Current liabilities	$8,597,853	$8,802,617	$(204,764)	-2%

Current liabilities totaled $8,597,853 as of March 31, 2020 as compared to $8,802,617 as of June 30, 2019. The comparative decrease in current liabilities is primarily attributable to a decrease of $427,305 in accrued liabilities and accounts payable, an increase in operating lease liability of $84,707 due to accounting changes, an increase in lines of credit of $340,000, and a decrease in deferred revenue and current portion notes payable of $202,166.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenue, and results of operation, liquidity or capital expenditures.

Contractual obligations

Total contractual obligations and commercial commitments as of March 31, 2020 are summarized in the following table:

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Finance lease obligations	$995,930	$306,403	660,550	28,977	-
Operating lease obligation	801,947	122,400	244,800	244,800	189,947

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

Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. At March 31, 2020, the debt portfolio was composed of approximately 17% fixed rate debt and 83% variable rate debt.

	March 31, 2020 (Unaudited)	Percent of Total Debt
Fixed rate debt	$995,930	17%
Variable rate debt	5,000,000	83%
Total debt	$5,995,930	100%

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2020:

Cash:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$17,883,555	2%

ITEM 4.  CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2020 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.  RISK FACTORS

Other than the additional risk factor set forth below, there are no risk factors identified by the Company in addition to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

COVID-19 could potentially affect our sales and disrupt our operations and could have a material adverse impact on the Company.

The coronavirus disease (“COVID-19”) which was reported to have surfaced in Wuhan, China in December 2019 and has now spread to other countries, including the U.S., could adversely impact our operations or those of our customers. The extent to which the coronavirus impacts our operations and those of our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence. If the public continues to avoid public spaces, including retail stores, or if we, or any of our customers encounter any disruptions to our or their respective operations, facilities or stores, or if our customers were to partially or fully shut down due to COVID-19 then we or they may be prevented or delayed from effectively operating our or their business, respectively, and the marketing and sale of our services and our financial results could be adversely affected.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 Share Repurchase Program

On May 9, 2019, our Board of Directors approved of the repurchase of up to $4.0 million of our Common Stock, which repurchases may be made in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices (the “Share Repurchase Program”). From time-to-time, our Board may authorize increases to our Share Repurchase Program. The total remaining authorization for future shares of Common Stock repurchases under our Share Repurchase Program was $ 1,359,124 as of March 31, 2020. Under the Share Repurchase Program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable laws and regulations, including Rule 12b-18 of the Exchange Act. The Share Repurchase Program expires 24 months following May 9, 2019, and it may be suspended for periods of time or discontinued at any time, at the Board’s discretion. Given the extreme uncertainty due to the COVID 19 pandemic, the Board has suspended the Share Repurchase Program on March 17, 2020.

The following table provides information about the repurchases of our Common Stock registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), during the quarter ended March 31, 2020.

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available for Future Share Repurchases Under the Plans or Programs
January 1, 2020 – March 31, 2020:	157,616	$5.11	499,786	$1,359,124

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

On April 23, 2020, the Company received proceeds from a loan in the amount of approximately $1.1 million by its lender, U.S. Bank National Association (the “Lender”), pursuant to approval by the U.S. Small Business Administration (the “SBA”) for the Lender to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the SBA (the “Loan Agreement”). In accordance with the requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs, covered rent payments, and covered utilities during the eight week period commencing on the date of loan approval. The PPP Loan is scheduled to mature on April 23, 2022, has a 1.00% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.

As previously disclosed in the Company’s Form 8-K filed with the SEC on April 23, 2020, the Loan Agreement is incorporated by reference therein as Exhibit 10.1.

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

PARK CITY GROUP, INC.

Date: May 11, 2020	By:	/s/ Randall K. Fields
Randall K. Fields
Chair of the Board and Chief Executive Officer (Principal Executive Officer)

PARK CITY GROUP, INC.

Date: May 11, 2020	By:	/s/ John R. Merrill
John R. Merrill
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)