Form 10-K
period 2020-06-30
PARK CITY GROUP INC
filed 2020-09-28
CIK 50471

DRAFT

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020
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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[  ] Yes   [X] No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as December 31, 2019 which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $58,454,000 (at a closing price of $5.06 per share).

As of September 28, 2020, 19,499,767 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference certain information from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2020.

DRAFT

TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-K
YEAR ENDED JUNE 30, 2020

DRAFT

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

DRAFT

PART I

ITEM I.	BUSINESS

Overview

Park City Group, Inc., a Nevada corporation (“Park City Group”, “We”, “us”, “our” or the “Company”) is a Software-as-a-Service (“SaaS”) provider, and the parent company of ReposiTrak, Inc., a Utah corporation (“ReposiTrak”) which operates a business-to-business (“B2B”) e-commerce, compliance, and supply chain management platform that partners with retailers, wholesalers, and product suppliers to help them source, vet, and transact with their suppliers in order to accelerate sales, control risks, and improve supply chain efficiencies.

 The Company’s services are grouped in three application suites: (i) ReposiTrak MarketPlace (“MarketPlace”), encompassing the Company’s supplier discovery and B2B e-commerce solutions, which helps the Company’s customers find new suppliers, (ii) ReposiTrak Compliance and Food Safety (“Compliance and Food Safety”) solutions, which help the Company’s customers vet suppliers to mitigate the risk of doing business with these suppliers, and (iii) ReposiTrak’s Supply Chain (“Supply Chain”) solutions, which help the Company’s customers to more efficiently manage their various transactions with their suppliers.

The Company’s Supply Chain and MarketPlace services provide its customers with greater flexibility in sourcing products by enabling them to choose new suppliers and integrate them into their supply chain faster and more cost effectively, and it helps them to more efficiently manage these relationships, enhancing revenue while lowering working capital, labor costs and waste. The Company’s Compliance and Food Safety solutions help reduce a company’s potential regulatory, legal, and criminal risk from its supply chain partners by providing a way for them to ensure these suppliers are compliant with food safety regulations, such as the Food Safety Modernization Act of 2011 (“FSMA”).

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

The Company is incorporated in the state of Nevada and has three principal subsidiaries: PC Group, Inc., a Utah corporation (98.76% owned) (“PCG Utah”); Park City Group, Inc., a Delaware corporation (100% owned) (“PCG Delaware”); and ReposiTrak (100% owned) (collectively, the “Subsidiaries”). All intercompany transactions and balances have been eliminated in the Company’s consolidated financial statements, which contain the operating results of the operations of PCG Delaware and ReposiTrak. Park City Group has no business operations separate from the operations conducted through its Subsidiaries.

The Company’s principal executive offices are located at 5282 South Commerce Drive, Suite D292, Murray, Utah 84107. Its telephone number is (435) 645-2000. Its website address is www.parkcitygroup.com, and ReposiTrak’s website address is www.repositrak.com.

Recent Developments

FoodSource USA

In April 2020, our solutions for stock replenishment, compliance, sourcing, food safety and risk management for the retail supply chain, is offering a new technology platform to address chronic imbalances in the food supply chain caused by the current coronavirus pandemic (“COVID-19” or, the “pandemic”). The online platform, called FoodSourceUSA, will facilitate the identification and redistribution of excess perishable food products that are currently going to waste due to dramatically reduced foodservice sector volume, while serving the growing number of food-insecure communities around the country.

DRAFT

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

COVID-19

There are many uncertainties regarding COVID-19, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its services, customers, employees, vendors, and business partners. While the pandemic did not materially adversely affect the Company’s financial results and business operations in the Company’s fourth fiscal quarter ended June 30, 2020 or fiscal year ended June 30, 2020, we are unable to predict the impact that COVID-19 will have on its future financial position and operating results due to numerous uncertainties. The Company expects to continue to assess the evolving impact of COVID-19 and intends to make adjustments to its responses accordingly.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States. On April 23, 2020, the Company received proceeds from a loan in the amount of approximately $1.1 million from its lender, U.S. Bank National Association (the “Lender”), pursuant to approval by the U.S. Small Business Administration (the “SBA”) for the Lender to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted CARES Act administered by the SBA. In accordance with the requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs, covered rent payments, and covered utilities during the eight-week period commencing on the date of loan approval. The PPP Loan is scheduled to mature on April 23, 2022, has a 1.00% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.

Company History

The Company’s technology has its genesis in the operations of Mrs. Fields Cookies, a company co-founded by Randall K. Fields, the Company’s Chief Executive Officer. The Company began operations utilizing patented computer software and profit optimization consulting services to help its retail clients reduce their inventory and labor costs.

On January 13, 2009, the Company acquired 100% of Prescient Applied Intelligence, Inc., a Delaware corporation (“Prescient”), a provider of solutions for retailers which, among other things, captured information about transactions between retailers and their suppliers.

In February 2014, Prescient changed its name to Park City Group, Inc. As a result, both Park City Group and PCG Delaware were named Park City Group, Inc.

In June 2015, the Company elected to exercise an option to acquire a 75% interest in ReposiTrak from Leavitt Partners, LP for a cash payment and negotiated the purchase of the remaining 25% with an exchange of shares of the Company. As a result, ReposiTrak became a wholly owned subsidiary of the Company.

DRAFT

As of June 30, 2020, the Company completed its Supply Chain and Compliance and Food Safety, and MarketPlace supplier discovery and B2B e-commerce solution. As a result, the Company is now largely capable of delivering its services through a single ReposiTrak branded user interface.

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

Backdrop

The U.S. consumer retail sector in general, and food and general merchandise retailers more acutely, are facing pressure from several significant forces. These include (i) increased competitive pressures from the rise of online retailers, (ii) increased regulatory and tort risks, particularly for food retailers, as a result of the passage of the FSMA which placed greater responsibility for the safety of products on the participants in the food supply chain, and (iii) the pressure from consumers to increase product diversity, and in particular, the number of smaller, localized vendors.

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

DRAFT

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

Customers

The Company is currently engaged primarily by food related consumer goods retailers, wholesalers, and their suppliers. The bulk of the Company’s customers are in the U.S. consumer retail sector for food and general merchandise. However, the Company is opportunistic and will offer its solutions to a wide variety of other potential customers. Target Corporation accounted for approximately 8.1% of the Company’s total revenue in the fiscal year ended June 30, 2020.

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

DRAFT

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

Competition

The Company competes with a myriad of software vendors, developers and integrators, B2B exchanges, consulting firms, focused solution providers, and business intelligence technology platforms. Although our competitors are often considerably larger companies in size with larger sales forces and marketing budgets, the Company believes that its deep industry knowledge, the breadth and depth of our offerings, and our relationships with key industry, wholesaler, and other trade groups and associations, gives it a competitive advantage.

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

The Company has been awarded nine U.S. patents, and a number of U.S. registered trademarks and U.S. copyrights relating to its software technology and solutions. The Company’s patent portfolio has been transferred to an unrelated third party, although the Company retains the right to use the licensed patents in connection with its business. The Company’s policy is to continue to seek patent protection for all developments, inventions and improvements that are patentable and have potential value to the Company and to protect its trade secrets and other confidential and proprietary information, and the Company intends to defend its intellectual property rights to the extent its resources permit.

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

Employees

As of June 30, 2020, the Company employed a total of 81 employees. Of these employees, 15 are located overseas. The Company plans to continue expanding its offshore workforce to augment its analytics services offerings, expand its professional services and to provide additional programming resources. The employees are not represented by any labor union.

DRAFT

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

An investment in our Common Stock is subject to many risks. You should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K (this “Annual Report”), including the financial statements and the related notes, before you decide whether to invest in our Common Stock. Our business, operating results and financial condition could be harmed by any of the following risks. The trading price of our Common Stock could decline due to any of these risks, and you could lose all or part of your investment.

Risks Related to the Company

We have incurred losses in the past and there can be no assurance that we will operate profitably in the future.

Our marketing strategy emphasizes sales of subscription-based services, instead of annual licenses, and using Spokes to connect to our Hubs. This strategy has resulted in the development of a foundation of retail and wholesale Hubs to which suppliers can be “connected”, thereby accelerating future growth. If, however, this marketing strategy fails, revenue and operations will be negatively affected. We had net income of $1,593,269 for the year ended June 30, 2020, compared to a net income of $3,902,406 for the year ended June 30, 2019. Although we generated net income in the year ended June 30, 2020, there can be no assurance that we will achieve profitability in future periods. We cannot provide assurance that we will continue to generate revenue or have sustainable profits. If we do not operate profitably in the future, our current cash resources will be used to fund our operating losses. Continued losses would have an adverse effect on the long-term value of our Common Stock and any investment in the Company.

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

DRAFT

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

DRAFT

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

DRAFT

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

DRAFT

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

DRAFT

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and the services we provide to customers, and damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business/operating margins, revenues and competitive position.

The secure processing, maintenance and transmission of this information is critical to our operations and business strategy, and we devote significant resources to protecting our information. The expenses associated with protecting our information could reduce our operating margins.

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

COVID-19, which was reported to have surfaced in Wuhan, China in December 2019 and has now spread to other countries, including the U.S., could adversely impact our operations or those of our customers. The extent to which COVID-19 impacts our operations and those of our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence. If the public continues to avoid public spaces, including retail stores, or if we, or any of our customers encounter any disruptions to our or their respective operations, facilities or stores, or if our customers were to partially or fully shut down due to COVID-19, then we or they may be prevented or delayed from effectively operating our or their business, respectively, and the marketing and sale of our services and our financial results could be adversely affected.

DRAFT

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

The shares may be substantially diluted due to the following:

●
issuance of Common Stock in connection with funding agreements with third parties and future issuances of Common Stock and the Company’s Preferred Stock, par value $0.01 (“Preferred Stock”) by the Board of Directors; and

●
the Board of Directors has the power to issue additional shares of Common Stock and Preferred Stock and the right to determine the voting, dividend, conversion, liquidation, preferences and other conditions of the shares without shareholder approval.

Stock issuances may result in reduction of the book value or market price of outstanding shares of Common Stock. If we issue any additional shares of Common Stock or Preferred Stock, proportionate ownership of Common Stock and voting power will be reduced. Further, any new issuance of Common Stock or Preferred Stock may prevent a change in control or management.

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

Our articles of incorporation currently authorize the issuance of up to 30,000,000 shares of ‘blank check’ Preferred Stock with designations, rights, and preferences as may be determined from time to time by our Board of Directors, of which 700,000 shares are currently designated as Series B Convertible Preferred Stock (“Series B Preferred”) and 550,000 shares are designated as Series B-1 Preferred Stock (“Series B-1 Preferred”). As of June 30, 2020, a total of 625,375 shares of Series B Preferred and 212,402 shares of Series B-1 Preferred were issued and outstanding.

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

DRAFT

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

DRAFT

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Price History

Our Common Stock is traded on the NASDAQ Capital Market under the trading symbol “PCYG”. The following table sets forth the high and low sales prices of our Common Stock for the periods indicated:

	Quarterly Common Stock Price Ranges
	2020		2019
Fiscal Quarter Ended	High	Low	High	Low
September 30	$8.25	$4.76	$10.33	$7.50
December 31	$6.17	$4.27	$10.05	$5.64
March 31	$5.73	$3.33	$8.96	$6.19
June 30	$6.22	$3.40	$5.19	$4.95

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

Holders of Record

At June 30, 2020, there were 651 holders of record of our Common Stock, and 19,484,485 shares were issued and outstanding, three holders of Series B Preferred and 625,375 shares issued and outstanding, and four holders of Series B-1 Preferred and 212,402 shares issued and outstanding. The number of holders of record and shares of Common Stock issued and outstanding was calculated by reference to the books and records of the Company’s transfer agent.

Issuance of Securities

We issued shares of our Common Stock in unregistered transactions during fiscal year 2020. All of the shares of Common Stock issued in non-registered transactions were issued in reliance on Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and were reported in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K filed with the SEC during the fiscal year ended June 30, 2020. 15,282 shares of Common Stock were issued subsequent to June 30, 2020.

Share Repurchase Program

On May 9, 2019, our Board of Directors approved of the repurchase of up to $4.0 million shares of our Common Stock, which repurchases may be made in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices (the “Share Repurchase Program”). From time-to-time, our Board may authorize increases to our Share Repurchase Program. The total remaining authorization for future shares of Common Stock repurchases under our Share Repurchase Program was $1,359,123 as of June 30, 2020. Under the Share Repurchase Program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable laws and regulations, including Rule 12b-18 of the Exchange Act. The Share Repurchase Program expires 24 months following May 9, 2019, and it may be suspended for periods of time or discontinued at any time, at the Board’s discretion. Given the extreme uncertainty due to COVID-19, the Board suspended the Share Repurchase Program on March 17, 2020.

DRAFT

The following table provides information about the repurchases of our Common Stock registered pursuant to Section 12 of the  Exchange Act, during the year ended June 30, 2020:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Amount Available for Future Share Repurchases Under the Plans or Programs
July 1, 2019 – September 30, 2019:	79,954	$6.43	167,554	$3,000,235
October 1, 2019 – December 31, 2019:	174,615	$4.80	324,169	$2,162,557
January 1, 2020 – March 31, 2020:	157,616	$5.11	499,785	$1,359,123
April 1, 2020 – June 30, 2020:	-	-	-	$1,359,123

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

ITEM 6.	SELECTED FINANCIAL DATA

The disclosures in this section are not required because we qualify as a smaller reporting company under federal securities laws.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

DRAFT

Overview

The Company is a SaaS provider, and the parent company of ReposiTrak, a B2B e-commerce, compliance, and supply chain management platform company that partners with retailers, wholesalers, and product suppliers to help them source, vet, and transact with their suppliers in order to accelerate sales, control risks, and improve supply chain efficiencies. The Company’s fiscal year ends on June 30. References to fiscal 2020 refer to the fiscal year ended June 30, 2020.

Sources of Revenue

The principal customers for the Company’s products are multi-store retail chains, wholesalers and distributors, and their suppliers. The Company has a Hub and Spoke business model, whereby the Company is typically engaged by Hubs, which in turn require Spokes to utilize the Company’s services. The Company derives revenue from five sources: (i) subscription fees, (ii) transaction based fees, (iii) professional services fees, (iv) license fees, and (v) hosting and maintenance fees

A significant portion of the Company’s revenue is generated from its Supply Chain solutions and Compliance and Food Safety solutions in the form of recurring subscription payments from the suppliers. Subscription fees can be based on a negotiated flat fee per supplier, or some volumetric metric, such as the number of stores, or the volume of economic activity between a retailer and its suppliers. Subscription revenue contains arrangements with customers for use of the application, application and data hosting, maintenance of the application, and standard support.

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

DRAFT

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

These non-GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”). These non-GAAP financial measures exclude significant expenses and income that are required by GAAP to be recorded in the Company’s financial statements and are subject to inherent limitations. Investors should review the reconciliations of non-GAAP financial measures to the comparable GAAP financial measures that are included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

DRAFT

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15 Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments in this update apply to an entity who is a customer in a hosting arrangement accounted for as a service contract. The update requires a customer in a hosting arrangement to capitalize certain implementation costs. Costs associated with the application developmentstage of the implementation should be capitalized and costs with the other stages should be expensed. For instance, costs for training and data conversion should be expensed. The capitalized implementation costs should be expensed over the term of the hosting arrangement, which is the noncancelable period plus periods covered by an option to extend if the customer is reasonably certain to exercise the option. Impairment of the capitalized costs should be considered similar to other intangibles. The effective date of this update is effective for annual reporting periods beginning after December 15, 2019 for public entities and after December 15, 2020 for all other entities with early adoption permitted. The Company is a customer in a hosting arrangement and may enter into new arrangements in the future. The Company adopted the standard during the second quarter of fiscal year 2020. This standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

DRAFT

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

  In January 2017, the FASB issued ASU 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which amends and simplifies the accounting standard for goodwill impairment. The new standard removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount a reporting unit’s carrying value exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. The Company adopted the standard during the fourth quarter of fiscal year 2020. This standard did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Effective July 1, 2019, the Company adopted the requirements of Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). All amounts and disclosures set forth in this Annual Report on Form 10-K have been updated to comply with this new standard with results for reporting periods beginning after July 1, 2019 presented under ASU 2016-02, while prior period amounts and disclosures are not adjusted and continue to be reported under the accounting standards in effect for the prior period.

Results of Operations – Fiscal Years Ended June 30, 2020 and 2019

Revenue

	Year Ended June 30, 2020	$ Change	% Change	Year Ended June 30, 2019
Revenue	$20,038,054	$(1,131,554)	-5%	$21,169,608

During the fiscal year ended June 30, 2020, the Company had revenue of $20,038,054 compared to $21,169,608 for the year ended June 30, 2019, a 5% decrease. This $1,131,554 decrease was primarily due to our planned reduction of one-time revenue offset by a 13% increase in recurring revenue and the increase in revenue attributable to MarketPlace. Marketplace growth principally reflects the adoption of sourcing hard to find items including personal protection equipment (“PPE”) and other items sourced by grocery retailers, convenience stores, medical groups and others in light of the outbreak of COVID-19. Management believes that the awareness of MarketPlace to source hard to get items may result in acceleration of the benefits of MarketPlace to source products traditionally sourced by the Company’s retail and wholesale partners.

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

DRAFT

The COVID-19 outbreak has created significant economic uncertainty and volatility, creating uncertainty regarding the impact of such outbreak on our business, operations and financial results. In this regard, the continued duration and impact of the outbreak on our operations and financial results cannot be determined at this time, although management currently believes that our ability to sell and provide our services and solutions resulting from shelter in place restrictions, and the closures of our and our clients’ offices and facilities has extended sales cycles, and has therefore had an impact. While no assurances can be given, these events could materially and adversely affect our business, financial condition and results from operations.

Cost of Services and Product Support

	Year Ended June 30, 2020	$ Change	% Change	Year Ended June 30, 2019
Cost of service and product support	$6,997,424	$1,167,340	20%	$5,830,084
Percent of total revenue	35%			28%

Cost of services and product support was $6,997,424 or 35% of total revenue, and $5,830,084 or 28% of total revenue for the years ended June 30, 2020 and 2019, respectively, an 20% increase. This increase of $1,167,340 is primarily the result of (i) higher expense associated with MarketPlace; and (ii) an increase in hardware/software non-capitalized items required for updating our information systems security, and maintaining equipment licensing and other database systems.

Sales and Marketing Expense

	Year Ended June 30, 2020	$ Change	% Change	Year Ended June 30, 2019
Sales and marketing	$5,775,309	$(231,288)	-4%	$6,006,597
Percent of total revenue	29%			28%

The Company’s sales and marketing expense was $5,775,309, or 29% of total revenue, and $6,006,597, or 28% of total revenue, for the fiscal years ended June 30, 2020 and 2019, respectively, a 4% decrease. This decrease in sales and marketing expense is due to a decrease in commissions from lower revenue and lower professional fees. Additionally, travel expenses decreased as a result of COVID-19 due to the Company suspending all unnecessary business-related travel.

General and Administrative Expense

	Year Ended June 30, 2020	$ Change	% Change	Year Ended June 30, 2019
General and administrative	$4,948,443	$206,238	4%	$4,742,205
Percent of total revenue	25%			22%

The Company’s general and administrative expense was $4,948,443, or 25% of total revenue, and $4,742,205 or 22% of total revenue for the years ended June 30, 2020 and 2019, respectively, a 4% increase. This $206,238 increase is primarily due to an increase in bad debt expense offset by a decrease in rent, travel and professional service fees.

DRAFT

Depreciation and Amortization Expense

	Year Ended June 30, 2020	$ Change	% Change	Year Ended June 30, 2019
Depreciation and amortization	$838,866	$237,433	39%	$601,433
Percent of total revenue	4%			3%

The Company’s depreciation and amortization expense was $838,866 and $601,433 for the years ended June 30, 2020 and 2019, respectively, a 39% increase. This increase is primarily due to the expansion of new equipment for the Company’s information technology infrastructure, buildout of our corporate headquarters, and expansion of our data center in 2019.

Other Income and Expense

	Year Ended June 30, 2020	$ Change	% Change	Year Ended June 30, 2019
Other income and (expense)	$157,176	$101,349	182%	$55,827
Percent of total revenue	1%			<1%

Other income was $157,176 compared to $55,827 for the year ended June 30, 2019. This increase of $101,349 for the year ended June 30, 2020 when compared to the year ended June 30, 2019 was due to lower interest rates and an increase in interest expense associated with financing arrangements for equipment purchased under a lease arrangement with a bank. Additionally, there was a loss on a sale of investment in the comparable prior period.

Preferred Dividends

	Year Ended June 30, 2020	$ Change	% Change	Year Ended June 30, 2019
Preferred dividends	$586,444	$1	0%	$586,443
Percent of total revenue	3%			2%

Dividends accrued on the Company’s Series B Preferred and Series B-1 Preferred was $586,444 for the year ended June 30, 2020, compared to dividends accrued on the Series B Preferred and Series B-1 Preferred of $586,443 for the year ended June 30, 2019. Dividends remained flat in the comparable periods.

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

	Year Ended June 30, 2020	$ Change	% Change	Year Ended June 30, 2019
Cash and Cash Equivalents	$20,345,330	$1,735,907	9%	$18,609,423

DRAFT

We have historically funded our operations with cash from operations, equity financings, and borrowings from the issuance of debt, including our existing line of credit with U.S. Bank National Association, which line of credit was amended during the quarter ended March 31, 2020 to, among other matters, extend the maturity date to December 31, 2020 and increase the interest rate in the event of a default to 5% per annum.

Cash was $20,345,330 and $18,609,423 at June 30, 2020 and 2019, respectively. This 9% increase is principally the result of cash flow from operations and from the receipt of approximately $1.1 million in proceeds from the PPP Loan .

Net Cash Flows from Operating Activities

	Year Ended June 30, 2020	$ Change	% Change	Year Ended June 30, 2019
Cash provided by operating activities	$4,196,139	$(382,716)	-8%	$4,578,855

Net cash provided by operating activities is summarized as follows:

	2020	2019
Net income	$1,593,269	$3,902,406
Noncash expense and income, net	2,084,287	1,663,314
Net changes in operating assets and liabilities	518,583	(986,865)
	$4,196,139	$4,578,855

Net cash provided by operating activities for the year ended June 30, 2020 was $4,196,139 compared to net cash provided by in operating activities of $4,578,855 for the year ended June 30, 2019. Net cash provided by operating activities decreased 8% primarily as the result of decreased overall revenue, slower collections on existing accounts as a result of COVID 19, and higher operating expense associated with Marketplace. Noncash expense increased by $420,973 in the year ended June 30, 2020 as compared to June 30, 2019 as a result of an increase in depreciation and accounts payable.

Net Cash Flows Used in Investing Activities

	Year Ended June 30, 2020	$ Change	% Change	Year Ended June 30, 2019
Cash used in investing activities	$(650,422)	319,574	-33%	$(969,996)

Net cash used in investing activities for the year ended June 30, 2020 was $650,422 compared to net cash used in investing activities of $969,996 for the year ended June 30, 2019. This decrease in cash used in investing activities for the year ended June 30, 2020 was primarily due to the prior year expansion of new equipment for the Company’s information technology infrastructure, buildout of our corporate headquarters, and expansion of our data center in 2019.

Net Cash Flows from Financing Activities

	Year Ended June 30, 2020	$ Change	% Change	Year Ended June 30, 2019
Cash provided by (used in) financing activities	$(1,809,810)	$(1,917,935)	-1774%	$108,125

DRAFT

Net cash used in financing activities totaled $1,809,810 for the year ended June 30, 2020 compared to net cash provided by financing activities of $108,125 for the year ended June 30, 2019. The increase in net cash used in financing activities is primarily attributable to the receipt of approximately $1.1 million from the proceeds from the PPP Loan, offset by an increase in cash used for the buyback of Common Stock.

Liquidity and Working Capital

At June 30, 2020, the Company had positive working capital of $18,236,664, as compared with positive working capital of $17,746,257 at June 30, 2019.  This $490,407 increase in working capital is primarily due to the receipt of cash from operations and the receipt of approximately $1.1 million from proceeds received from the PPP Loan, offset by cash used in the buyback of Common Stock.

	As of June 30,	As of June 30,	Variance
	2020	2019	Dollars	Percent
Current assets	$27,148,911	$26,548,874	$600,037	2%

Current assets as of June 30, 2020 totaled $27,148,911, an increase of $600,037, as compared to $26,548,874 as of June 30, 2019. The increase in current assets is primarily attributable to a decrease in prepaid expense and cash from the proceeds from the PPP Loan, offset by an increase in cash used to buyback Company Common Stock.

	As of June 30,	As of June 30,	Variance
	2020	2019	Dollars	Percent
Current liabilities	$8,912,247	$8,802,617	$109,630	1%

Current liabilities totaled $8,912,247 as of June 30, 2020 as compared to $8,802,617 as of June 30, 2019. The comparative increase in current liabilities is primarily attributable to a decrease of $398,637 in accrued liabilities and accounts payable, an increase in operating lease liability of $85,767 due to accounting changes, a decrease of $72,440 in deferred revenue, and an increase in current portion of notes payable of $494,940.

 While no assurances can be given, management currently believes that the Company will continue to increase its cash flow from operations and working capital position in subsequent periods, and that it will have adequate cash resources to fund its operations and satisfy its debt obligations for at least the next 12 months.

Contractual Obligations

Total contractual obligations and commercial commitments as of June 30, 2020 are summarized in the following table:

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Finance lease obligations	$920,754	$310,242	610,512	-	-
Operating lease obligation	781,136	85,767	184,925	204,269	306,175
PPP loans	1,109,350	479,866	629,484	-	-

DRAFT

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

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2020. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

DRAFT

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of June 30, 2020, based on the framework and criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2020.

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

DRAFT

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2020.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2020.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2020.

DRAFT

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits, Financial Statements and Schedules

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment (2)
3.3	Certificate of Amendment (3)
3.4	Certificate of Amendment (16)
3.5	Amended and Restated Bylaws (14)
4.1	Certificate of Designation of the Series B Convertible Preferred Stock (4)
4.2	Fourth Amended and Restated Certificate of Designation of the Relative Rights, Powers and Preferences of the Series B Preferred Stock of Park City Group, Inc. (12)
4.3	First Amended and Restated Certificate of Designation of the Relative Rights, Powers and Preferences of the Series B-1 Preferred Stock of Park City Group, Inc. (13)
10.1	Subordinated Promissory Note, dated April 1, 2009, issued to Riverview Financial Corporation (5)
10.2	Amendment to Loan Agreement and Note, by and between U.S. Bank National Association and the Company, dated September 15, 2009 (6)
10.3	Amendment to Loan Agreement and Note, by and between U.S. Bank National Association and the Company, dated May 5, 2010 (7)
10.4	ReposiTrak Omnibus Subscription Agreement (8)
10.5	ReposiTrak Promissory Note (8)
10.6	Fields Employment Agreement (10)
10.7	Services Agreement (10)
10.8	Employment Agreement by and between Todd Mitchell and Park City Group, Inc., dated September 28, 2015 (11)
10.9	Amendment No. 1 to the Employment Agreement, by and between Park City Group, Inc., Randall K. Fields and Fields Management, Inc., dated July 1, 2016 (15)
10.10	Amendment to Services Agreement (18)
10.11	Amendment to Note, by and between U.S. Bank National Association and the Company, dated January 9, 2019 (19)
10.12	Master Lease Agreement, dated January 9, 2019 (19)
10.13	Employment Agreement by and between John Merrill and Park City Group, Inc., dated May 29, 2019 (20)
10.14	Loan Agreement by and between U.S. Bank National Association and the Company, dated April 23, 2020 (21)
14.1	Code of Ethics and Business Conduct (9)
21	List of Subsidiaries (17)
23.1	Consent of Haynie & Company, dated September 28, 2020 *
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *

(1)	Incorporated by reference from our Form DEF 14C dated June 5, 2002.
(2)	Incorporated by reference from our Form 10-QSB for the year ended Sept 30, 2005.
(3)	Incorporated by reference from our Form 10-KSB dated September 29, 2006.
(4)	Incorporated by reference from our Form 8-K dated July 21, 2010.
(5)	Incorporated by reference from our Form 8-K dated June 5, 2009.
(6)	Incorporated by reference from our Form 8-K dated September 30, 2009.
(7)	Incorporated by reference from our Form 8-K dated May 6, 2010.
(8)	Incorporated by reference from our Annual Report on Form 10-K dated September 23, 2013.
(9)	Incorporated by reference from our Form 10-KSB dated September 29, 2008.
(10)	Incorporated by reference from our Form 10-K dated September 11, 2014.
(11)	Incorporated by reference from our Form 8-K dated September 30, 2015.
(12)	Incorporated by reference from our Form 8-K dated January 14, 2016.
(13)	Incorporated by reference from our Form 8-K dated January 14, 2016.
(14)	Incorporated by reference from our Form 8-K dated October 21, 2016.
(15)	Incorporated by reference from our Form 10-Q dated November 7, 2016.
(16)	Incorporated by reference from our Form 8-K dated July 28, 2017.
(17)	Incorporated by reference from our Form 10-K dated September 13, 2017.
(18)	Incorporated by reference from our Form 10-Q dated May 10, 2018.
(19)	Incorporated by reference from our Form 8-K dated January 15, 2019.
(20)	Incorporated by reference from our Form 8-K dated May 31, 2019.
(21)	Incorporated by reference from our Form 8-K dated April 27, 2020.
*	Filed herewith

DRAFT

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK CITY GROUP, INC.
(Registrant)
Date: September 28, 2020	By: /s/ Randall K. Fields
Principal Executive Officer, Chair of the Board and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall K. Fields	Chair of the Board and Director,	September 28, 2020
Randall K. Fields	Chief Executive Officer (Principal Executive Officer)
/s/ John Merrill	Chief Financial Officer	September 28, 2020
John Merrill	(Principal Financial Officer & Principal Accounting Officer)
/s/ Robert W. Allen	Director, and Compensation	September 28, 2020
Robert W. Allen	Committee Chair
/s/ Peter J. Larkin	Director	September 28, 2020
Peter J. Larkin
/s/ Ronald C. Hodge	Director, and Audit Committee Chair	September 28, 2020
Ronald C. Hodge

DRAFT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Park City Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Park City Group, Inc. (the Company) as of June 30, 2020 and 2019, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Haynie & Company
Salt Lake City, Utah
September 28, 2020

We have served as the Company’s auditor since 2016.

DRAFT

PARK CITY GROUP, INC.
Consolidated Balance Sheets

Assets	June 30, 2020	June 30, 2019
Current Assets
Cash	$20,345,330	$18,609,423
Receivables, net of allowance for doubtful accounts of $251,954 and $145,825 at June 30, 2020 and 2019, respectively	4,007,316	3,878,658
Contract asset – unbilled current portion	2,300,754	3,023,694
Prepaid expense and other current assets	495,511	1,037,099

Total Current Assets	27,148,911	26,548,874

Property and equipment, net	3,003,402	2,972,257

Other Assets:
Deposits, and other assets	22,414	17,146
Prepaid expense – less current portion	77,030	-
Contract asset – unbilled long-term portion	838,726	1,659,110
Operating lease – right-of-use asset	781,137	-
Customer relationships	657,000	788,400
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	18,539	70,864

Total Other Assets	23,278,732	23,419,406

Total Assets	$53,431,045	$52,940,537

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$407,497	$530,294
Accrued liabilities	1,123,528	1,399,368
Contract liability - deferred revenue	1,845,347	1,917,787
Lines of credit	4,660,000	4,660,000
Operating lease liability - current	85,767	-
Current portion of notes payable	310,242	295,168
Current portion of paycheck protection program loans	479,866	-

Total current liabilities	8,912,247	8,802,617

Long-term liabilities
Operating lease liability – less current portion	695,369	-
Notes payable, less current portion	610,512	920,754
Paycheck protection program loans	629,484	-

Total liabilities	10,847,612	9,723,371

Commitments and contingencies

Stockholders’ equity:
Preferred Stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 625,375 shares issued and outstanding at June 30, 2020 and 2019;	6,254	6,254
Series B-1 Preferred, 550,000 shares authorized; 212,402 shares issued and outstanding at June 30, 2020 and 2019, respectively	2,124	2,124
Common Stock, $0.01 par value, 50,000,000 shares authorized; 19,484,485 and 19,793,372 issued and outstanding at June 30, 2020 and 2019, respectively	194,847	197,936
Additional paid-in capital	75,271,097	76,908,566
Accumulated deficit	(32,890,889)	(33,897,714)

Total stockholders’ equity	42,583,433	43,217,166

Total liabilities and stockholders’ equity	$53,431,045	$52,940,537

See accompanying notes to consolidated financial statements.

DRAFT

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended June 30,
	2020	2019

Revenue	$20,038,054	$21,169,608

Operating expense:
Cost of revenue and product support	6,997,424	5,830,084
Sales and marketing	5,775,309	6,006,597
General and administrative	4,948,443	4,742,205
Depreciation and amortization	838,866	601,433
Total operating expense	18,560,042	17,180,319

Income from operations	1,478,012	3,989,289

Other income (expense):
Interest income	224,908	247,059
Interest expense	(67,732)	(42,684)
Gain (loss) on disposition of investment	-	(148,548)

Income before income taxes	1,635,188	4,045,116

(Provision) for income taxes	(41,919)	(142,710)

Net income	1,593,269	3,902,406

Dividends on Preferred Stock	(586,444)	(586,443)

Net income applicable to common shareholders	$1,006,825	$3,315,963

Weighted average shares, basic	19,651,000	19,849,000
Weighted average shares, diluted	19,863,000	20,368,000
Basic earnings per share	$0.05	$0.17
Diluted earnings per share	$0.05	$0.16

See accompanying notes to consolidated financial statements.

DRAFT

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2018	625,375	$6,254	212,402	$2,124	19,773,549	$197,738	$76,711,887	$(37,213,677)	$39,704,326

Stock issued for:
Accrued compensation	-	-	-	-	55,274	552	452,276	-	452,828
Cash	-	-	-	-	26,568	266	154,409	-	154,675
Preferred Dividends-Declared	-	-	-	-	-	-	-	(586,443)	(586,443)
Exercise of Option/Warrant	-	-	-	-	25,581	256	164,741	-	164,997
Redemption	-	-	-	-	-	-	(93,217)	-	(93,217)
Stock Buyback	-	-	-	-	(87,600)	(876)	(481,530)	-	(482,406)
Net income								3,902,406	3,902,406
Balance, June 30, 2019	625,375	6,254	212,402	2,124	19,793,372	197,936	76,908,566	(33,897,714)	43,217,166

Stock issued for:
Accrued compensation	-	-	-	-	76,575	766	396,223	-	396,989
Cash	-	-	-	-	26,723	267	120,657	-	120,924
Preferred Dividends-Declared	-	-	-	-	-	-	-	(586,444)	(586,444)
Redemption	-	-	-	-	-	-	-	-	-
Stock Buyback	-	-	-	-	(412,185)	(4,122)	(2,154,349)	-	(2,158,471)
Net income								1,593,269	1,593,269
Balance, June 30, 2020	625,375	$6,254	212,402	$2,124	19,484,485	$194,847	$75,271,097	$ (32,890,889)	$ 42,583,433

See accompanying notes to consolidated financial statements.

DRAFT

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$1,593,269	$3,902,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	803,002	601,433
Amortization of operating right of use asset	81,604	-
Stock compensation expense	399,681	551,881
Bad debt expense	800,000	510,000
Decrease (increase) in:
Trade receivables	(205,718)	312,283
Long-term receivables, prepaids and other assets	1,279,674	(383,703)
Increase (decrease) in:
Accounts payable	(122,797)	(960,140)
Accrued liabilities	(278,255)	462,194
Operating lease liability	(81,605)	-
Deferred revenue	(72,716)	(417,499)

Net cash provided by operating activities	4,196,139	4,578,855

Cash flows from investing activities:
Purchase of property and equipment	(650,422)	(1,447,880)
Sale of long-term investments	-	477,884

Net cash used in investing activities	(650,422)	(969,996)

Cash flows from financing activities:
Proceeds from employee stock purchase plans	120,923	-
Proceeds from exercises of options and warrants	-	164,997
Proceeds from issuance of note payable	1,109,350	1,268,959
Net increase in lines of credit	-	1,430,000
Dividends paid	(586,444)	(439,833)
Common stock buy-back	(2,158,471)	(482,406)
Payments on notes payable and capital leases	(295,168)	(1,833,592)

Net cash provided by (used in) financing activities	(1,809,810)	108,125

Net increase in cash and cash equivalents	1,735,907	3,716,984

Cash and cash equivalents at beginning of period	18,609,423	14,892,439

Cash and cash equivalents at end of period	$20,345,330	$18,609,423

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$100,158	$76,063
Cash paid for interest	$16,042	$146,889

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Common Stock to pay accrued liabilities	$396,989	$514,286
Dividends accrued on Preferred Stock	$586,444	$586,443
Right-of-use asset	$862,741	$-

See accompanying notes to consolidated financial statements.

DRAFT

PARK CITY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2020 and June 30, 2019

NOTE 1.	DESCRIPTION OF BUSINESS

Summary of Business

Park City Group, Inc., a Nevada corporation (“Park City Group”, “We”, “us”, “our” or the “Company”) is a Software-as-a-Service (“SaaS”) provider, and the parent company of ReposiTrak, Inc., a Utah corporation (“ReposiTrak”), which operates a business-to-business (“B2B”) e-commerce, compliance, and supply chain management platform that partners with retailers, wholesalers, and product suppliers to help them source, vet, and transact with their suppliers in order to accelerate sales, control risks, and improve supply chain efficiencies.

The Company is incorporated in the state of Nevada and has three principal subsidiaries: PC Group, Inc., a Utah corporation (98.76% owned) (“PCG Utah”); Park City Group, Inc., a Delaware corporation (100% owned) (“PCG Delaware”); and ReposiTrak (100% owned) (collectively, the “Subsidiaries”). All intercompany transactions and balances have been eliminated in the Company’s consolidated financial statements, which contain the operating results of the operations of PCG Delaware and ReposiTrak. Park City Group has no business operations separate from the operations conducted through its Subsidiaries.

Recent Developments

FoodSourceUSA. In April 2020, our solutions for stock replenishment, compliance, sourcing, food safety and risk management for the retail supply chain, is offering a new technology platform to address chronic imbalances in the food supply chain caused by the current coronavirus (“COVID-19”) crisis. The online platform, called FoodSourceUSA, will facilitate the identification and redistribution of excess perishable food products that are currently going to waste due to dramatically reduced foodservice sector volume, while serving the growing number of food-insecure communities around the country.

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

Paycheck Protection Loan. On April 23, 2020, the Company received proceeds from a loan in the amount of approximately $1.1 million (the "PPP Loan") with U.S. Bank National Association ("U.S. Bank") as lender (the "Lender"), pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") as administered by the U.S. Small Business Administration (the "SBA") (the "Loan Agreement").

The PPP Loan matures on April 23, 2022 and bears interest at a rate of 1.00% per annum. Monthly principal and interest will commence on November 23, 2020. The Company did not provide any collateral or guarantees for the PPP Loan, nor did Company pay any facility charge to obtain the PPP Loan. The PPP Loan provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company may prepay the principal of the PPP Loan at any time without incurring any prepayment charges.

In accordance with the requirements of the CARES Act, the Company has used the proceeds from the PPP Loan primarily for payroll costs, covered rent payments, and covered utilities during the eight-week period commencing on the date of loan approval.

DRAFT

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements presented herein reflect the consolidated financial position of Park City Group and our Subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. The methods, estimates, and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results it reports in its financial statements. The Securities and Exchange Commission (the “SEC”) has defined the most critical accounting policies as those that are most important to the portrayal of the Company’s financial condition and results and require the Company to make its most difficult and subjective judgments, often because of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company’s most critical accounting policies include revenue recognition, goodwill, other long-lived asset valuations, income taxes, stock-based compensation, and capitalization of software development costs.

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

The Company had two customers that accounted for greater than 10% of accounts receivable at June 30, 2020. Customer A had a balance of $777,130 and $326,000 and customer B had a balance of $443,174 and $886,174, for June 30, 2020 and June 30, 2019, respectively.

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

DRAFT

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

Warranties

The Company offers a limited warranty against software defects. Customers who are not completely satisfied with their software purchase may attempt to be reimbursed for their purchases outside the warranty period. For the years ending June 30, 2020 and 2019, the Company did not incur any expense associated with warranty claims.

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

Effective July 1, 2019, the Company adopted the requirements of Accounting Standards Update No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). All amounts and disclosures set forth in this Annual Report on Form 10-K have been updated to comply with this new standard with results for reporting periods beginning after July 1, 2019 presented under ASU 2016-02, while prior period amounts and disclosures are not adjusted and continue to be reported under the accounting standards in effect for the prior period.

The Company adopted the requirements of ASU 2016-02 utilizing the modified retrospective method of transition to identified leases as of July 1, 2019 (the “effective date”). The recognition of additional operating lease liabilities was $82,517 for the current portion and $760,172 for the long-term portion and corresponding operating right-of-use assets were recorded in the amount of $842,689. This represents the operating lease existing as of the effective date which has a lease term of three years with the option for two additional three-year terms.

On June 21, 2018, the Company entered into an office lease at 5258 South Commerce Drive Suite D292, Murray, Utah 84107, providing for the lease of approximately 9,800 square feet, commencing on March 1, 2019. The monthly rent is $10,200. The initial term of the lease is three years. The Company has the option of renewing for an additional two three-year terms.

DRAFT

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

Management expects that incremental commission fees paid as a result of obtaining a contract are recoverable and therefore the Company capitalized them as contract costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less.

Revenue related to transaction-based or volume-based contracts is recognized over the period the services are provided in a manner that corresponds with the value transferred to the customer to-date relative to the remaining services to be provided.

DRAFT

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in current and other assets in our consolidated balance sheets and primarily relate to unbilled amounts on fixed-price contracts utilizing the output method of revenue recognition. The table below shows movements in contract assets:

Contract assets
Balance – June 30, 2019	$4,682,799
Revenue recognized during the period but not billed	600,200
Amounts reclassified to accounts receivable	(2,143,519)
Other	-
Balance – June 30, 2020	$3,139,480(1)

(1)	Contract asset balances for June 30, 2020 include a current and a long-term contract asset, $2,300,754 and $838,726, respectively.

DRAFT

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

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period:

Contract liability
Balance – June 30, 2019	$1,917,787
Amounts billed but not recognized as revenue	1,709,485
Revenue recognized related to the opening balance of deferred revenue	(1,781,925)
Other	-
Balance – June 30, 2020	$1,845,347

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

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by customer geography and contract-type. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market and other economic factors:

	For the Year Ended June 30, 2020
Geography	Subscription & support	Professional services	Transaction based	Total
North America	$18,420,292	$662,734	$920,459	$20,003,485
International	34,569	-	-	34,569
Total	$18,454,861	$662,734	$920.459	$20,038,054

DRAFT

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

Advertising Costs

Advertising is expensed as incurred. Advertising costs were approximately $54,048 and $90,546 for the years ended June 30, 2020 and 2019, respectively.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Earnings Per Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income applicable to common shareholders by the weighted average number of shares of the Company’s common stock, par value $0.01 (“Common Stock”) outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue shares of Common Stock were exercised or converted into Common Stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per share of Common Stock.

For the years ended June 30, 2020 and 2019 warrants to purchase 1,108,805 shares of Common Stock were included in the computation of diluted EPS due to the anti-dilutive effect. Warrants to purchase shares of Common Stock were outstanding at prices ranging $4.00 from to $10.00 per share at June 30, 2020.

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Year ended June 30,
	2020	2019
Numerator
Net income applicable to common shareholders	$1,006,825	$3,315,963

Denominator
Weighted average common shares outstanding, basic	19,651,000	19,849,000
Warrants to purchase Common Stock	212,000	519,000

Weighted average common shares outstanding, diluted	19,863,000	20,368,000

Net income per share
Basic	$0.05	$0.17
Diluted	$0.05	$0.16

DRAFT

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

During the year ended June 30, 2019, the Company sold its investment resulting in a $148,548 loss on disposition of investment. Previously the Company had a 36% ownership in a privately held corporation.

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

DRAFT

NOTE 4.	RECEIVABLES

Accounts receivable consist of the following at June 30:

	2020	2019
Accounts receivable	$6,560,024	$7,048,177
Allowance for doubtful accounts	(251,954)	(145,825)
	$6,308,070	$6,902,352

Accounts receivable consist of trade accounts receivable and unbilled amounts recognized as revenue during the year for which invoicing occurs subsequent to year-end. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

NOTE 5.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following at June 30:

	2020	2019
Computer equipment	$3,974,792	$3,678,638
Furniture and equipment	2,185,295	1,833,074
Leasehold improvements	807,816	805,769
	6,697,903	6,317,481
Less accumulated depreciation and amortization	(3,964,501)	(3,345,224)
	$3,003,402	$2,972,257

Depreciation expense for the years ended June 30, 2020 and 2019 was $619,277 and $371,972, respectively.

NOTE 6.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following at June 30:
	2020	2019
Capitalized software costs	$2,737,312	$2,737,312
Less accumulated amortization	(2,718,773)	(2,666,448)
	$18,539	$70,864

Amortization expense for the years ended June 30, 2020 and 2019 was $52,326 and $98,061, respectively.

NOTE 7.	ACQUISITION RELATED INTANGIBLE ASSETS, NET

Customer relationships consist of the following at June 30:
	2020	2019
Customer relationships	$5,537,161	$5,537,161
Less accumulated amortization	(4,880,161)	(4,748,761)
	$657,000	$788,400

Amortization expense for the years ended June 30, 2020 and 2019 was $131,400 and $131,400, respectively.

DRAFT

Estimated aggregate amortization expense per year are as follows:

Years ending June 30:
2021	$131,400
2022	$131,400
2023	$131,400
2024	$131,400
Thereafter	$131,400

NOTE 8.	ACCRUED LIABILITIES

 Accrued liabilities consist of the following at June 30, 2020 and 2019:
	2020	2019
Accrued stock-based compensation	$252,959	$275,359
Accrued compensation	383,088	503,578
Accrued other liabilities	207,003	222,238
Accrued taxes	136,117	253,832
Accrued dividends	144,361	144,361
	$1,123,528	$1,399,368

NOTE 9.	NOTES PAYABLE

The Company had the following notes payable obligations at June 30, 2020 and 2019:

Notes Payable:	2020	2019

Note payable to a bank, due in monthly installments of $29,097 bearing interest at 4.99% due April 1, 2023 secured by related capital equipment	$920,754	$1,215,922
Unsecured Paycheck Protection Program loans which carries an interest rate of 1%. Principle payments begin on November 23, 2020 in the amount of $61,429.	1,109,350	-
	$2,030,104	$1,215,922
Less current portion notes payable	(790,108)	(295,168)
	$1,239,996	$920,754

Maturities of notes payable at June 30, 2020 are as follows:

Year ending June 30:
2021	$790,108
2022	$1,239,996

DRAFT

Receipt of Loans under the Economic Injury Disaster Loan Program and the Paycheck Protection Program

In response to COVID-19, the SBA is making small business owners eligible to apply for an Economic Injury Disaster Loan advance of up to $10,000 under its Economic Injury Disaster Loan program (the “EIDL”). This advance provides economic relief to businesses that are currently experiencing a temporary loss of revenue. Park City Group also applied for and received the PPP Loan under the Paycheck Protection Program (the “PPP”) under the CARES Act, which was enacted March 27, 2020. The PPP Loan was issued by the Lender in the aggregate principal amount of $1,099,350 and evidenced by a promissory note (the “Note”), dated April 23, 2020 issued by Park City Group to the Lender. The Note matures on April 23, 2022. The Note bears interest at a rate of 1.00% per annum, payable monthly commencing on November 23, 2020, following an initial deferral period as specified under the PPP. As of June 30, 2020, Park City Group had an accrual of $0 for the interest on the PPP Loan. The Note may be prepaid by Park City Group at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loan will be available to Park City Group to fund designated expenses, including certain payroll costs and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest of the PPP Loan may be forgiven to the extent that at least 75% of the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the SBA under the PPP. Park City Group believes that it has used at least 75% of the PPP Loan amount for designated qualifying expenses and Park City Group plans to apply for forgiveness of the PPP Loan in accordance with the terms of the PPP. No assurance can be given that Park City Group will obtain forgiveness of the PPP Loan in whole or in part.

With respect to any portion of the PPP Loan that is not forgiven, the PPP Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, and breaches of the provisions of the Note and Loan Agreement.

NOTE 10.	LINES OF CREDIT

On January 9, 2020, the Company and U.S. Bank entered into an amendment (the “Amendment”) to the outstanding Stand-Alone Revolving Note (the “Revolving Note”), preferred accompanying addendum. Pursuant to the Amendment, the parties agreed to (i) extend the maturity date to December 31, 2020 and (ii) increase the interest rate in the event of a default to 5% per annum.

The line of credit, as amended, is scheduled to mature on December 31, 2020. The balance on the line of credit at June 30, 2020 and June 30, 2019 was $4,660,000.

NOTE 11.	DEFERRED REVENUE

Deferred revenue consisted of the following at June 30:

	2020	2019
Subscription	$1,596,228	$1,606,985
Other	249,119	310,802
	$1,845,347	$1,917,787

NOTE 12.	INCOME TAXES

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

DRAFT

Net deferred tax liabilities consist of the following components at June 30:

	2020	2019
Deferred tax assets:
NOL Carryover	$27,788,000	$29,234,200
Allowance for Bad Debts	65,500	37,900
Accrued Expenses	52,000	55,700
Depreciation	(700,400)	(641,800)
Amortization	(565,100)	(277,300)

Valuation allowance	(26,640,000)	(28,408,700)
Net deferred tax asset	$-	$-

The income tax provision differs from the amounts of income tax determined by applying the US federal income tax rate to pretax income from continuing operations for the years ended June 30, 2020 and 2019 due to the following:

	2020	2019
Book Income	$414,250	$1,039,326
Stock for Services	4,625	26,078
Change in accrual	(3,726)	(14,727)
Life Insurance	17,626	17,626
Meals & Entertainment	8,874	10,939
Change in Allowance	27,594	(1,923)
Change in Depreciation	(168,095)	(477,179)
NOL Utilization	(301,148)	(600,140)
Valuation allowance
	$-	$-

At June 30, 2020, the Company had net operating loss carry-forwards of approximately $106,877,000 that may be offset against past and future taxable income from the year 2019 through 2037. A significant portion of the net operating loss carryforwards began to expire in 2019. No tax benefit has been reported in the June 30, 2020 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of June 30, 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

DRAFT

NOTE 13.	COMMITMENTS AND CONTINGENCIES

Leases

On May 1, 2019, the Company completed the expansion of new equipment for the Company’s information technology infrastructure, buildout of its corporate headquarters, and expansion of its collocation data center, which it completed using approximately $1,269,000 (the “Lease Amount”) of funds provided by U.S. Bank to finance equipment and services related to the Company’s expansion and relocation pursuant to that certain lease agreement, originally entered into by and between the Company and U.S. Bank on January 9, 2019 (the “Lease Agreement”). Pursuant to the Lease Agreement, as of May 1, 2019, U.S. Bank is now leasing back the property and equipment purchased by the Company. Pursuant to the Lease Agreement, commencing May 1, 2019, the initial term of the lease shall be 48 months, the Lease Amount shall accrue interest at a rate of 5.0% per annum, and the Company shall be required to make monthly rental payments in the amount of approximately $29,097 per month.

On June 21, 2018 the Company entered into an office lease at 5252 South Commerce Drive Suite D292, Murray, Utah 84107, providing for the lease of approximately 9,800 square feet for a period of three years, commencing on March 1, 2019. The monthly rent is $10,200.

Minimum future payments, including principal and interest, under the non-cancelable capital leases are as follows:

Year ending June 30:
2021	$471,564
2022	$430,764
2023	$290,470

From time to time the Company may enter into or exit from diminutive operating lease agreements for equipment such as copiers, temporary back up servers, etc. These leases are not of a material amount and thus will not in the aggregate have a material adverse effect on our business, financial condition, results of operation or liquidity.

NOTE 14.	EMPLOYEE BENEFIT PLAN

The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 18 are eligible to participate. The Company, at its discretion, may match employee’s contributions at a percentage determined annually by the Board of Directors. The Company does not currently match contributions. There were no expenses for the years ended June 30, 2020 and 2019.

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

DRAFT

Officers, Key Employees, Consultants and Directors Stock Compensation.

In January 2013, the Board of Directors approved the Second Amended and Restated 2011 Stock Plan (the “Amended 2011 Plan”), which Amended 2011 Plan was approved by shareholders on March 29, 2013. Under the terms of the Amended 2011 Plan, all employees, consultants and directors of the Company are eligible to participate. The maximum aggregate number of shares of Common Stock that may be granted under the Amended 2011 Plan is 675,000 shares.

A Committee of independent members of the Company’s Board of Directors administers the Amended 2011 Plan. The exercise price for each share of Common Stock purchasable under any incentive stock option granted under the Amended 2011 Plan shall be not less than 100% of the fair market value of the Common Stock, as determined by the stock exchange on which the Common Stock trades on the date of grant. If the incentive stock option is granted to a shareholder who possesses more than 10% of the Company’s voting power, then the exercise price shall be not less than 110% of the fair market value on the date of grant. Each option shall be exercisable in whole or in installments as determined by the Committee at the time of the grant of such options. All incentive stock options expire after 10 years. If the incentive stock option is held by a shareholder who possesses more than 10% of the Company's voting power, then the incentive stock option expires after five years. If the option holder is terminated, then the incentive stock options granted to such holder expire no later than three months after the date of termination. For option holders granted incentive stock options exercisable for the first time during any fiscal year and in excess of $100,000 (determined by the fair market value of the shares of Common Stock as of the grant date), the excess shares of Common Stock shall not be deemed to be purchased pursuant to incentive stock options.

During the years ended June 30, 2020 and 2019 the Company issued 61,551 and 34,382 shares to its directors and 41,747 and 81,842 shares to employees and consultants, respectively, under the Amended 2011 Plan. The Company, under its share repurchase program approved by the Board of Directors on May 9, 2019 (the “Share Repurchase Program”), repurchased 412,185 shares of its Common Stock. Those shares were cancelled and returned to authorized but unissued shares. The Company holds no Treasury Stock. Vested and issued shares under the Amended 2011 plan for the fiscal year ending June 30, 2020 and June 30, 2019, totaling 16,059 and 31,078, respectively are included in the rollforward of Restricted Stock units below.

Restricted Stock Units

	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at July 1, 2018	857,614	$6.46
Granted	62,962	6.05
Vested and issued	(31,078)	10.77
Forfeited	(23,224)	10.03
Outstanding at June 30, 2019	866,274	5.47
Granted	1,008	4.96
Vested and issued	(16,059)	9.33
Forfeited	(13,799)	7.74
Outstanding at June 30, 2020	837,424	5.36

DRAFT

The number of restricted stock units outstanding at June 30, 2020 included 13,434 units that have vested but for which shares of Common Stock had not yet been issued pursuant to the terms of the agreement.

As of June 30, 2020, there was approximately $4.5 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 3.47 years.

Warrants

Outstanding warrants were issued in connection with private placements of the Company’s Common Stock and with the restructuring of the Series B Preferred that occurred in March of 2018. The following table summarizes information about fixed stock warrants outstanding at June 30, 2020:

	Warrants Outstanding at June 30, 2020			Warrants Exercisable at June 30, 2020
Range of exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.00	1,085,068	2.60	$4.00	1,085,068	$4.00
$10.00	23,737	$2.57	10.00	$23,737	10.00
	1,108,805	2.60	$4.13	1,108,805	$4.13

Preferred Stock

The Company’s articles of incorporation currently authorizes the issuance of up to 30,000,000 shares of ‘blank check’ preferred stock, par value $0.01 (“Preferred Stock”) with designations, rights, and preferences as may be determined from time to time by the Company’s Board of Directors, of which 700,000 shares are currently designated as Series B Preferred Stock (“Series B Preferred”) and 550,000 shares are designated as Series B-1 Preferred Stock (“Series B-1 Preferred”).  Both classes of Series B Preferred Stock pay dividends at a rate of 7% per annum if paid by the Company in cash, or 9% if paid by the Company by the issuance of additional shares of Series B Preferred, or Series B-1 Preferred, as applicable.

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

DRAFT

As of June 30, 2020, a total of 625,375 shares of Series B Preferred and 212,402 shares of Series B-1 Preferred were issued and outstanding.

Share Repurchase Program

 On May 9, 2019, our Board of Directors approved the Share Repurchase Program, which allows for the repurchase of up to $4.0 million shares of our Common Stock and may be made in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time-to-time, our Board may authorize increases to our Share Repurchase Program. The total remaining authorization for future shares of Common Stock repurchases under our Share Repurchase Program was $1,359,123 as of June 30, 2020. Under the Share Repurchase Program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable laws and regulations, including Rule 12b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Share Repurchase Program expires 24 months following May 9, 2019, and it may be suspended for periods of time or discontinued at any time, at the Board’s discretion. Given the extreme uncertainty due to COVID-19, the Board suspended the Share Repurchase Program on March 17, 2020.

The following table provides information about the repurchases of our Common Stock registered pursuant to Section 12 of the Exchange Act, during the year ended June 30, 2020.

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Amount Available for Future Share Repurchases Under the Plans or Programs
July 1, 2019 – September 30, 2019:	79,954	$6.43	167,554	$3,000,235
October 1, 2019 – December 31, 2019:	174,615	$4.80	324,169	$2,162,557
January 1, 2020 – March 31, 2020:	157,616	$5.11	499,785	$1,359,123
April 1, 2020 – June 30, 2020:	-	-	-	$1,359,123

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

NOTE 16.	RECENT ACCOUNTING PRONOUNCEMENTS

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

DRAFT

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, amends, and adds disclosure requirements for fair value measurements. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

In June 2018, the FASB issued ASU 2018-07 Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this update, equity-based payments to non-employees was accounted for under Subtopic 505-50 resulting in significant differences between the accounting for share-based payments to non-employees as compared to employees. One of the most significant changes is that non-employee share-based awards (classified as equity awards) may be measured at grant-date fair value and not have to be continually revalued until the service/goods are rendered. The update also indicates that share-based awards related to financing and awards granted to a customer in conjunction with selling goods or services are not included in Topic 718. This standard is effective for interim and annual reporting periods beginning after December 15, 2018 for public entities and December 15, 2019 for all other entities. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted the standard in the first quarter of fiscal year 2020. This standard did not have a material impact on the Company’s condensed consolidated financial statements.

  In January 2017, the FASB issued ASU 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which amends and simplifies the accounting standard for goodwill impairment. The new standard removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount a reporting unit’s carrying value exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual and any interim impairment tests for periods beginning after December 15, 2019.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Effective July 1, 2019, the Company adopted the requirements of Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). All amounts and disclosures set forth in this Annual Report on Form 10-K have been updated to comply with this new standard with results for reporting periods beginning after July 1, 2019 presented under ASU 2016-02, while prior period amounts and disclosures are not adjusted and continue to be reported under the accounting standards in effect for the prior period.

NOTE 17.	RELATED PARTY TRANSACTIONS

Service Agreement.  During the year ended June 30, 2020, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Mr. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields, FMI’s designated executive, who also serves as the Company’s Chair of the Board of Directors, controls FMI. The Company had no payables to FMI at June 30, 2020 and 2019 respectively, under the Service Agreement.

NOTE 18.	SUBSEQUENT EVENTS

On July 30, 2020 the Company made an early repayment of the entire outstanding balance on its note payable due to U.S. Bank in the amount of $960,208. The repayment amount included $64,721 of accrued interest. No repayment penalties were incurred as a result of the transaction.

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, through the filing date and noted no further subsequent events that are reasonably likely to impact the Company’s financial statements.