Form 10-Q
period 2020-09-30
PARK CITY GROUP INC
filed 2020-11-16
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to _________.
  Commission File Number 001-34941

PARK CITY GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Securities registered pursuant to Section 12(g) of the Act:  None

As of November 16, 2020, 19,528,907 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

PARK CITY GROUP, INC.

-i-

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets (Unaudited)

Assets	September 30, 2020	June 30, 2020
Current Assets
Cash	$21,158,716	$20,345,330
Receivables, net of allowance for doubtful accounts of $376,954 and $251,954 at September 30, 2020 and June 30, 2020, respectively	3,895,158	4,007,316
Contract asset – unbilled current portion	2,899,819	2,300,754
Prepaid expense and other current assets	594,245	495,511

Total Current Assets	28,547,938	27,148,911

Property and equipment, net	2,872,805	3,003,402

Other Assets:
Deposits, and other assets	22,414	22,414
Prepaid expense – less current portion	62,919	77,030
Contract asset – unbilled long-term portion	542,170	838,726
Operating lease – right-of-use asset	760,172	781,137
Customer relationships	624,150	657,000
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	9,269	18,539

Total Other Assets	22,904,980	23,278,732

Total Assets	$54,325,723	$53,431,045

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$465,012	$407,497
Accrued liabilities	1,712,342	1,123,528
Contract liability – deferred revenue	1,951,467	1,845,347
Lines of credit	5,280,000	4,660,000
Operating lease liability – current	86,853	85,767
Current portion of notes payable	-	310,242
Current portion of paycheck protection program loans	668,457	479,866

Total current liabilities	10,164,131	8,912,247

Long-term liabilities
Operating lease liability – less current portion	673,318	695,369
Notes payable – less current portion	-	610,512
Paycheck protection program loans	440,893	629,484

Total liabilities	11,278,342	10,847,612

Commitments and contingencies

Stockholders’ equity:
Preferred Stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 625,375 shares issued and outstanding at September 30, 2020 and June 30, 2020, respectively	6,254	6,254
Series B-1 Preferred, 550,000 shares authorized; 212,402 shares issued and outstanding at September 30, 2020 and June 30, 2020, respectively	2,124	2,124
Common Stock, $0.01 par value, 50,000,000 shares authorized; 19,499,767 and 19,484,485 issued and outstanding at September 30, 2020 and June 30, 2020, respectively	195,000	194,847
Additional paid-in capital	75,326,677	75,271,097
Accumulated deficit	(32,482,674)	(32,890,889)

Total stockholders’ equity	43,047,381	42,583,433

Total liabilities and stockholders’ equity	$54,325,723	$53,431,045

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2020	2019

Revenue:	$5,225,402	$4,800,084

Operating expense:
Cost of services and product support	1,980,957	1,828,114
Sales and marketing	1,283,041	1,414,863
General and administrative	1,081,925	1,222,212
Depreciation and amortization	248,500	193,677
Total operating expense	4,594,423	4,658,866

Income from operations	630,979	141,218

Other income (expense):
Interest income	34,341	82,731
Interest expense	(70,545)	(20,598)
Unrealized gain (loss) on short term investments	(16,263)	-

Income before income taxes	578,512	203,351

(Provision) for income taxes:	(23,686)	(25,000)
Net income	554,826	178,351

Dividends on preferred stock	(146,611)	(146,611)

Net income applicable to Common Stockholders	$408,215	$31,740

Weighted average shares, basic	19,489,000	19,811,000
Weighted average shares, diluted	19,642,000	20,122,000
Basic income per share	$0.02	$0.00
Diluted income per share	$0.02	$0.00

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$554,826	$178,351
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	248,500	193,677
Amortization of operating right-of-use asset	20,965	-
Stock compensation expense	93,432	119,567
Bad debt expense	125,000	125,000
(Increase) decrease in:
Accounts receivables	(1,154,077)	(321,246)
Long-term receivables, prepaid and other assets	691,245	730,563
Right-of-use asset	-	(842,689)
(Decrease) increase in:
Accounts payable	57,515	(89,198)
Accrued liabilities	501,063	(261,758)
Operating lease liability	(20,965)	842,689
Deferred revenue	105,844	37,638
Net cash provided by operating activities	1,223,348	712,594

Cash flows from investing activities:
Purchase of property and equipment	(12,925)	(353,706)
Net cash used in investing activities	(12,925)	(353,706)

Cash flows financing activities:
Net increase in lines of credit	620,000	-
Common Stock buyback/retirement	-	(517,360)
Proceeds from employee stock plans	50,328	63,523
Dividends paid	(146,611)	(146,611)
Payments on notes payable and capital leases	(920,754)	(72,420)
Net cash used in financing activities	(397,037)	(672,868)

Net (decrease) increase in cash and cash equivalents	813,386	(313,980)

Cash and cash equivalents at beginning of period	20,345,330	18,609,423
Cash and cash equivalents at end of period	$21,158,716	$18,295,443

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$25,899	$79,073
Cash paid for interest	$70,545	$20,598
Cash paid for operating leases	$30,600	$30,600

Supplemental disclosure of non-cash investing and financing activities:
Common Stock to pay accrued liabilities	$5,405	$77,888
Dividends accrued on preferred stock	$146,611	$146,611

  See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2020	625,375	$6,254	212,402	$2,124	19,484,485	$194,847	$75,271,097	$(32,890,889)	$42,583,433

Stock issued for:
Accrued compensation	-	-	-	-	1,302	13	5,392	-	5,405
Employee stock plan	-	-	-	-	13,980	140	50,188	-	50,328
Stock buyback	-	-	-	-	-	-	-	-	-
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)

Net income	-	-	-	-	-	-	-	554,826	554,826
Balance, September 30, 2020	625,375	$6,254	212,402	$2,124	19,499,767	$195,000	$75,326,677	$(32,482,674)	$43,047,381

Balance, June 30, 2019	625,375	$6,254	212,402	$2,124	19,793,372	$197,936	$76,908,566	$(33,897,714)	$43,217,166

Stock issued for:
Accrued compensation	-	-	-	-	14,542	145	77,742	-	77,887
Employee stock plan	-	-	-	-	13,274	133	63,390	-	63,523
Stock buyback	-	-	-	-	(79,954)	(799)	(516,560)		(517,359)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)

Net income	-	-	-	-	-	-	-	178,351	178,351
Balance, September 30, 2019	625,375	$6,254	212,402	$2,124	19,741,234	$197,415	$76,533,138	$(33,865,974)	$42,872,957

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

Recent Developments

COVID-19

There are many uncertainties regarding COVID-19, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its services, customers, employees, vendors, and business partners. While the pandemic did not materially adversely affect the Company’s financial results and business operations during the quarter ended September 30, 2020 or during the fiscal year ended June 30, 2020, we are unable to predict the impact that COVID-19 will have on its future financial position and operating results due to numerous uncertainties. The Company expects to continue to assess the evolving impact of COVID-19 and intends to make adjustments to its responses accordingly.

 Basis of Financial Statement Presentation

The interim financial information of the Company as of September 30, 2020 and for the three months ended September 30, 2020 is unaudited, and the balance sheet as of June 30, 2020 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. GAAP. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2020. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2020.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements presented herein reflect the consolidated financial position of Park City Group, Inc. and our subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. The methods, estimates, and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results it reports in its financial statements. The U.S. Securities and Exchange Commission (“SEC”) has defined the most critical accounting policies as those that are most important to the portrayal of the Company’s financial condition and results and require the Company to make its most difficult and subjective judgments, often because of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company’s most critical accounting policies include revenue recognition, goodwill, other long-lived asset valuations, income taxes, stock-based compensation, and capitalization of software development costs.

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in current and other assets in our consolidated balance sheets and primarily relate to unbilled amounts on fixed-price contracts utilizing the output method of revenue recognition. The table below shows movements in contract assets:

Contract assets
Balance – June 30, 2020	$3,139,480
Revenue recognized during the period but not billed	803,660
Amounts reclassified to accounts receivable	(501,151)
Other	-
Balance – September 30, 2020	$3,441,989(1)

(1)	Contract asset balances for September 30, 2020 include a current and a long-term contract asset, $2,899,819, and $542,170, respectively.

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period:

Contract liability
Balance – June 30, 2020	$1,845,347
Amounts billed but not recognized as revenue	1,230,106
Revenue recognized related to the opening balance of deferred revenue	(1,123,986)
Other	-
Balance – September 30, 2020	$1,951,467

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

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by customer geography and contract-type. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market, and other economic factors:

	For the Three Months Ended September 30, 2020
Geography	Subscription & support	Professional services	Transaction based	Total
North America	$4,086,790	$48,769	$1,089,843	$5,225,402
International	-	-	-	-
Total	$4,086,790	$48,769	$1,089,843	$5,225,402

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

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,
	2020	2019
Numerator
Net income applicable to Common Stockholders	$408,215	$31,740

Denominator
Weighted average Common Stock outstanding, basic	19,489,000	19,811,000
Warrants to purchase Common Stock	153,000	311,000

Weighted average Common Stock outstanding, diluted	19,642,000	20,122,000

Net income per share
Basic	$0.02	$0.00
Diluted	$0.02	$0.00

Reclassifications

            Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications have no impact on the previously reported results.

NOTE 3.  EQUITY

Restricted Stock Units	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at June 30, 2020	837,424	$5.36
Granted	-	-
Vested and issued	(412)	12.15
Forfeited	-	-
Outstanding at September 30, 2020	837,012	$5.35

As of September 30, 2020, there were 12,132 stock units outstanding that had vested but for which shares of Common Stock had not yet been issued pursuant to the terms of the agreement.

As of September 30, 2020, there was approximately $4.5 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 3.22 years.

Warrants

 The following table summarizes information about warrants outstanding and exercisable at September 30, 2020:

Warrants Outstanding				Warrants Exercisable
at September 30, 2020				at September 30, 2020
Range of exercise prices Warrants	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.00	1,085,068	2.35	$4.00	1,085,068	$4.00
$10.00	23,737	2.32	$10.00	23,737	$10.00
	1,108,805	2.35	$4.13	1,108,805	$4.13

During the quarter ended December 31, 2019, the Company’s Board of Directors approved the modification to extend the expiration dates of the Company's existing January 26, 2020 and February 6, 2020 warrants by an additional three years. Accordingly, all the Company’s outstanding warrants are now set to expire in the quarter ending March 31, 2023.

Preferred Stock

The Company’s articles of incorporation, as amended, currently authorize the issuance of up to 30,000,000 shares of “blank check” preferred stock, par value $0.01 per share ("Preferred Stock") with designations, rights, and preferences as may be determined from time-to-time by the Company’s Board of Directors (the “Board”), of which 700,000 shares are currently designated as Series B Preferred Stock (“Series B Preferred”) and 550,000 shares are designated as Series B-1 Preferred Stock (“Series B-1 Preferred”). As of September 30, 2020, a total of 625,375 shares of Series B Preferred and 212,402 shares of Series B-1 Preferred were issued and outstanding, respectively. Both classes of Series B Preferred Stock pay dividends at a rate of 7% per annum if paid in cash, or 9% if paid in additional shares of Series B Preferred (“PIK Shares”), with the form of dividend payment to be determined by the Company.

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

NOTE 4.  RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2020, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provides certain executive management services to the Company, including designating Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields, FMI’s designated executive, who also serves as the Company’s Chair of the Board of Directors, controls FMI. The Company had no payables to FMI at September 30, 2020 and June 30, 2020, respectively, under the Service Agreement.

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued ASU 2018-15 Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments in this update apply to an entity who is a customer in a hosting arrangement accounted for as a service contract. The update required a customer in a hosting arrangement to capitalize certain implementation costs. Costs associated with the application development stage of the implementation should be capitalized and costs with the other stages should be expensed. For instance, costs for training and data conversion should be expensed. The capitalized implementation costs should be expensed over the term of the hosting arrangement, which is the noncancelable period plus periods covered by an option to extend if the customer is reasonably certain to exercise the option. Impairment of the capitalized costs should be considered similar to other intangibles. The Company is a customer in a hosting arrangement and may enter into new arrangements in the future. The Company adopted the standard during the second quarter of fiscal year 2020. This standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements. The words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, or similar expressions are intended to identify “forward-looking statements”. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our June 30, 2019 Annual Report on Form 10-K, incorporated by reference herein. Statements made herein are as of the date of the filing of this Report with the Securities and Exchange Commission ("SEC") and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

Park City Group, Inc. ("Park City Group", “we”, “us”, “our” or the “Company”) is a Software-as-a-Service (“SaaS”) provider, and the parent company of ReposiTrak, Inc., a Utah corporation ("ReposiTrak"), a business-to-business (“B2B”) e-commerce, compliance, and supply chain management platform company that partners with retailers, wholesalers, and product suppliers to help them source, vet, and transact with their suppliers in order to accelerate sales, control risks, and improve supply chain efficiencies.

The Company’s services are grouped in three application suites: (i) ReposiTrak MarketPlace, encompassing the Company’s supplier discovery and B2B e-commerce solutions, which helps the Company’s customers find new suppliers, (ii) ReposiTrak Compliance and Food Safety ("Compliance and Food Safety") solutions, which help the Company’s customers vet suppliers to mitigate the risk of doing business with these suppliers, and (iii) ReposiTrak’s Supply Chain ("Supply Chain") solutions, which help the Company’s customers to more efficiently manage their various transactions with their suppliers.

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

The Company is incorporated in the state of Nevada and has three principal subsidiaries: PC Group, Inc., a Utah corporation (98.76% owned) ("PCG Utah"); Park City Group, Inc., a Delaware corporation (100% owned) ("PCG Delaware"); and ReposiTrak (100% owned) (collectively, the "Subsidiaries"). All intercompany transactions and balances have been eliminated in the Company’s consolidated financial statements, which contain the operating results of the operations of PCG Delaware and ReposiTrak. Park City Group has no business operations separate from the operations conducted through its Subsidiaries.

The Company’s principal executive offices are located at 5282 South Commerce Drive, Suite D292, Murray, Utah 84107. Its telephone number is (435) 645-2000. Its website address is www.parkcitygroup.com, and ReposiTrak’s website address is www.repositrak.com.

Recent Developments

In 2020, our solutions for stock replenishment, compliance, sourcing, food safety and risk management for the retail supply chain, is offered a new technology platform to address chronic imbalances in the food supply chain caused by the COVID-19 crisis. The online platform, called FoodSourceUSA, will facilitate the identification and redistribution of excess perishable food products that are currently going to waste due to dramatically reduced foodservice sector volume, while serving the growing number of food-insecure communities around the country.

FoodSourceUSA sourcing platform provides visibility to excess inventory, process orders and deliver shipment information to government agencies who will manage logistics and delivery. Stakeholders in the system include providers of fresh meat, produce and dairy products, food banks, pantries and charitable groups serving those in need, along with a network of government agencies that will reimburse the providers fairly to create a sustainable supply chain. We continue to work with several states and federal agencies to evaluate the potential opportunity to drive additional recurring revenue.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019.

Revenue

	Fiscal Quarter Ended September 30,		Variance
	2020	2019	Dollars	Percent
Revenue	$5,225,402	$4,800,084	$425,318	9%

Revenue was $5,225,402 and $4,800,084 for the three months ended September 30, 2020 and 2019, respectively, a 9% increase. This increase was primarily due to growth in both MarketPlace revenue and software subscription revenue.

Although no assurances can be given, we continue to focus our sales efforts on marketing our software services on a recurring subscription basis and placing less emphasis on transactional revenue. However, we believe there will continue to be a certain percentage of customers that will require buying a particular service outright (i.e. a license). We will continue to make our best effort to reduce this non-recurring transactional revenue when we are able.

The COVID-19 outbreak has created significant economic uncertainty and volatility, creating uncertainty regarding the impact of such outbreak on our business, operations, and financial results. In this regard, the duration and impact of such outbreak on our operations and financial results cannot be determined at this time, although management currently anticipates that our ability to sell and provide our services and solutions resulting from shelter in place restrictions, and the closures of our and our clients’ offices and facilities will have an impact. While no assurances can be given, these events could materially and adversely affect our business, financial condition and results of operations.

 Cost of Services and Product Support

	Fiscal Quarter Ended September 30,		Variance
	2020	2019	Dollars	Percent
Cost of services and product support	$1,980,957	$1,828,114	$152,843	8%
Percent of total revenue	38%	38%

Cost of services and product support was $1,980,957 and $1,828,114 for the three months ended September 30, 2020 and 2019, respectively, an 8% increase. This increase was primarily the result of higher expense associated with MarketPlace; offset by a reduction in hosted software costs.

While no assurance can be given, management currently expects cost of services to grow in both absolute terms, and as a percentage of revenue, as the Company continues to grow its MarketPlace business.

Sales and Marketing Expense

	Fiscal Quarter Ended September 30,		Variance
	2020	2019	Dollars	Percent
Sales and marketing	$1,283,041	$1,414,863	$(131,822)	-9%
Percent of total revenue	25%	29%

Sales and marketing expense were $1,283,041 and $1,414,863 for the three months ended September 30, 2020 and 2019, respectively, a 9% decrease. This decrease in sales and marketing expense is primarily due to the decrease in outside contractor fees, lower travel expenses and tradeshow expenses due to COVID, offset in part by an increase in Marketing Allowances, and higher commission due to higher revenue.

While no assurances can be given, management currently expects sales and marketing expense to continue to decline in subsequent periods as we continue to reduce our operating expenses, increase utilization of technology, and realization of efficiencies in our Success Team sales strategy.

General and Administrative Expense

	Fiscal Quarter Ended September 30,		Variance
	2020	2019	Dollars	Percent
General and administrative	$1,081,925	$1,222,212	$(140,287)	-11%
Percent of total revenue	21%	25%

General and administrative expense was $1,081,925 and $1,222,212 for the three months ended September 30, 2020 and 2019, respectively, a 11% decrease. The decrease in general and administrative expense is primarily due to a decrease in travel related costs, stock and other compensation expense, and completion of certain projects.

While no assurances can be given, management currently expects general and administrative expense to decline in subsequent periods and therefore fall as a percentage of total revenue as we benefit from cost cutting efforts and prior investments in automation and process optimization.

Depreciation and Amortization Expense

	Fiscal Quarter Ended September 30,		Variance
	2020	2019	Dollars	Percent
Depreciation and amortization	$248,500	$193,677	$54,823	28%
Percent of total revenue	5%	4%

Depreciation and amortization expense was $248,500 and $193,677 for the three months ended September 30, 2020 and 2019, respectively, an increase of 28%. This increase is due to the expansion of new equipment for the Company’s information technology infrastructure, buildout of our corporate headquarters, and expansion of our data center that was completed in June 2020.

Other Income and Expense

	Fiscal Quarter Ended September 30,		Variance
	2020	2019	Dollars	Percent
Net other income (expense)	$(52,467)	$62,133	$(114,600)	-184%
Percent of total revenue	-1%	1%

Net other expense was $52,467 for the three months ended September 30, 2020 compared to net other income $62,133 for the three months ended September 30, 2019. Other expense increased due to lower interest income resulting from a decline in bank interest rates on short-term investments. This was partially offset by the increase in interest expense associated with bank financing arrangements for purchased equipment. The financing arrangement was paid off in August 2020.

Preferred Dividends

	Fiscal Quarter Ended September 30,		Variance
	2020	2019	Dollars	Percent
Preferred dividends	$146,611	$146,611	$-	-%
Percent of total revenue	3%	3%

Dividends accrued on the Company’s Series B-1 Preferred was $146,611 for the three months ended September 30, 2020, compared to dividends accrued on the Series B-1 Preferred of $146,611 for the three months ended September 30, 2019. Dividends remained flat in the comparable periods.

Financial Position, Liquidity and Capital Resources

We believe that our existing cash and short-term investments, together with funds generated from operations, are sufficient to fund operating and investment requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including macroeconomic conditions, our rate of revenue growth, sales and marketing activities, the timing and extent of spending required for research and development efforts and the continuing market acceptance of our products and services.

	As of		Variance
	September 30, 2020	June 30, 2020	Dollars	Percent
Cash and cash equivalents	$21,158,716	$20,345,330	$813,386	4%

We have historically funded our operations with cash from operations, equity financings, and borrowings from the issuance of debt, including our existing line of credit with U.S. Bank N.A.

Cash was $21,158,716 and $20,345,330 at September 30, 2020 and June 30, 2020, respectively. This 4% increase is principally the result of growth in both software and MarketPlace revenue, and collection of accounts receivable.

Net Cash Flows from Operating Activities

	Three Months Ended September 30,		Variance
	2020	2019	Dollars	Percent
Cash provided by operating activities	$1,223,348	$712,594	$510,754	72%

Net cash provided by operating activities is summarized as follows:

	Three Months Ended September 30,
	2020	2019
Net income	$554,826	$178,351
Noncash expense and income, net	487,897	438,244
Net changes in operating assets and liabilities	180,626	95,999
	1,223,349	$712,594

Net cash provided by operating activities increased 72% due largely to higher revenues and lower operating costs. Noncash expense increased by $49,653 in the three months ended September 30, 2020 compared to September 30, 2019 as a result of an increase in depreciation and amortization offset by a decrease in stock compensation expense.

Net Cash Flows Used in Investing Activities

	Three Months Ended September 30,		Variance
	2020	2019	Dollars	Percent
Cash used in investing activities	$(12,925)	$(353,706)	$340,781	-96%

Net cash used in investing activities for the three months ended September 30, 2020 was $12,925 compared to net cash used in investing activities of $353,706 for the three months ended September 30, 2019. This decrease in cash used in investing activities for the three months ended September 30, 2020 was primarily due to the buildout of new Murray, UT headquarters and expansion of our data center that was completed in 2019 that did not occur in the same period in 2020.

Net Cash Flows from Financing Activities

	Three Months Ended September 30,		Variance
	2020	2019	Dollars	Percent
Cash used in financing activities	$(397,037)	$(672,868)	$275,831	-41%

Net cash used in financing activities totaled $397,037 for the three months ended September 30, 2020 as compared to cash used in financing activities of $672,868 for the three months ended September 30, 2019. The decrease in net cash used in financing activities is primarily attributable to the payoff of a financing arrangement with a bank partially offset by a decrease in our stock buyback program.

Working Capital

At September 30, 2020, the Company had working capital of $18,383,807, as compared to working capital of $18,236,664 at June 30, 2020. This $147,143 increase in working capital is primarily due to an increase in cash resulting from higher revenue.

	As of September 30,	As of June 30,	Variance
	2020	2020	Dollars	Percent
Current assets	$28,547,938	$27,148,911	$1,399,027	5%

Current assets as of September 30, 2020 totaled $28,547,938, an increase of $1,399,027, as compared to $27,148,911 as of June 30, 2020. The increase in current assets is primarily attributable to an increase in cash of $813,386, contract assets and prepaid expenses of $697,799 offset by a decrease in accounts receivable of $112,158.

	As of September 30,	As of June 30,	Variance
	2020	2020	Dollars	Percent
Current liabilities	$10,164,131	$8,912,247	$1,251,884	14%

Current liabilities totaled $10,164,131 as of September 30, 2020 as compared to $8,912,247 as of June 30, 2020. The comparative increase in current liabilities is primarily attributable to an increase of $620,000 in our line of credit, $834,920 increase comprised of accrued liabilities, accounts payable and current portion of the Payroll Protection Program Loan.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenue, and results of operation, liquidity or capital expenditures.

Contractual obligations

Total contractual obligations and commercial commitments as of September 30, 2020 are summarized in the following table:

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Finance lease obligations	$-	$-	-	-	-
Operating lease obligation	760,171	122,400	244,800	244,800	148,171

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

See Note 2 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Report for a full description of the impact of the adoption of new accounting standards on our financial statements. Following the adoption of this guidance, the revenue recognition for our sales arrangements remained materially consistent with our historical practice and there have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Share-Based Compensation

The Company accounts for its share-based compensation to employees and non-employees in accordance with FASB ASC 718, Compensation – Stock Compensation. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service or vesting period.

Leases

Effective July 1, 2019, the Company adopted the requirements of Accounting Standards Update No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), as discussed further in Note 5. All amounts and disclosures set forth in this Report have been updated to comply with this new standard with results for reporting periods beginning after July 1, 2019 presented under ASU 2016-02, while prior period amounts and disclosures are not adjusted and continue to be reported under the accounting standards in effect for the prior period.

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

Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. At September 30, 2020, the debt portfolio was composed of approximately 17% fixed rate debt and 83% variable rate debt.

	September 30, 2020 (Unaudited)	Percent of Total Debt
Fixed rate debt	$1,109,350	17%
Variable rate debt	5,280,000	83%
Total debt	$6,389,350	100%

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2020:

Cash:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$21,158,716	1.93%

ITEM 4.  CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2020 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.  RISK FACTORS

There are no risk factors identified by the Company in addition to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 Share Repurchase Program

On May 9, 2019, our Board of Directors approved of the repurchase of up to $4.0 million of our Common Stock, which repurchases may be made in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices (the “Share Repurchase Program”). From time-to-time, our Board may authorize increases to our Share Repurchase Program. The total remaining authorization for future shares of Common Stock repurchases under our Share Repurchase Program was $1,359,123 as of September 30, 2020. Under the Share Repurchase Program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable laws and regulations, including Rule 12b-18 of the Exchange Act. The Share Repurchase Program expires 24 months following May 9, 2019, and it may be suspended for periods of time or discontinued at any time, at the Board’s discretion. Given the extreme uncertainty due to the COVID 19 pandemic, the Board temporarily suspended the Share Repurchase Program on March 17, 2020.

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

PARK CITY GROUP, INC.

Date: November 16, 2020	By:	/s/ Randall K. Fields
Randall K. Fields
Chair of the Board and Chief Executive Officer (Principal Executive Officer)

PARK CITY GROUP, INC.

Date: November 16, 2020	By:	/s/ John R. Merrill
John R. Merrill
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)