Form 10-Q
period 2020-12-31
PARK CITY GROUP INC
filed 2021-02-16
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to _________.
  Commission File Number 001-34941

PARK CITY GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Securities registered pursuant to Section 12(g) of the Act:  None

As of February 16, 2021, 19,558,834 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

PARK CITY GROUP, INC.

-i-

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets (Unaudited)

Assets	December 31, 2020	June 30, 2020
Current Assets
Cash	$23,894,653	$20,345,330
Receivables, net of allowance for doubtful accounts of $338,684 and $251,954 at December 31, 2020 and June 30, 2020, respectively	3,043,727	4,007,316
Contract asset – unbilled current portion	2,122,958	2,300,754
Prepaid expense and other current assets	539,454	495,511

Total Current Assets	29,600,792	27,148,911

Property and equipment, net	2,817,608	3,003,402

Other Assets:
Deposits, and other assets	22,414	22,414
Prepaid expense – less current portion	49,819	77,030
Contract asset – unbilled long-term portion	310,656	838,726
Operating lease – right-of-use asset	738,941	781,137
Customer relationships	591,300	657,000
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	-	18,539

Total Other Assets	22,597,016	23,278,732

Total Assets	$55,015,416	$53,431,045

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$539,151	$407,497
Accrued liabilities	1,741,087	1,123,528
Contract liability – deferred revenue	1,608,480	1,845,347
Lines of credit	5,720,175	4,660,000
Operating lease liability – current	87,952	85,767
Current portion of notes payable	-	310,242
Current portion of paycheck protection program loans	-	479,866

Total current liabilities	9,696,845	8,912,247

Long-term liabilities
Operating lease liability – less current portion	650,988	695,369
Notes payable – less current portion	-	610,512
Paycheck protection program loans	10,000	629,484

Total liabilities	10,357,833	10,847,612

Commitments and contingencies

Stockholders’ equity:
Preferred Stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 625,375 shares issued and outstanding at December 31, 2020 and June 30, 2020, respectively	6,254	6,254
Series B-1 Preferred, 550,000 shares authorized; 212,402 shares issued and outstanding at December 31, 2020 and June 30, 2020, respectively	2,124	2,124
Common Stock, $0.01 par value, 50,000,000 shares authorized;19,529,422 and 19,484,485 issued and outstanding at December 31, 2020 and June 30, 2020, respectively	195,297	194,847
Additional paid-in capital	75,460,334	75,271,097
Accumulated deficit	(31,006,426)	(32,890,889)

Total stockholders’ equity	44,657,583	42,583,433

Total liabilities and stockholders’ equity	$55,015,416	$53,431,045

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

Revenue	$5,174,204	$4,837,332	$10,399,606	$9,637,416

Operating expense:
Cost of services and product support	2,091,588	1,425,309	4,072,545	3,253,423
Sales and marketing	1,205,295	1,446,517	2,488,336	2,861,380
General and administrative	1,231,139	1,114,251	2,313,064	2,336,462
Depreciation and amortization	261,597	222,499	510,097	416,177

Total operating expense	4,789,619	4,208,576	9,384,042	8,867,442

Income from operations	384,585	628,756	1,015,564	769,974

Other income (expense):
Interest income	81,503	65,982	115,844	148,713
Interest expense	(1,907)	(16,042)	(72,452)	(36,640)
Unrealized gain (loss) on short term investments	71,828	-	55,565	-
Gain on debt extinguishment	1,099,350	-	1,099,350	-

Income before income taxes	1,635,359	678,696	2,213,871	882,047

(Provision) for income taxes:	(12,500)	(15,593)	(36,186)	(40,593)
Net income	1,622,859	663,103	2,177,685	841,454

Dividends on preferred stock	(146,611)	(146,611)	(293,222)	(293,222)

Net income applicable to common shareholders	$1,476,248	$516,492	$1,884,463	$548,232

Weighted average shares, basic	19,526,000	19,741,000	19,508,000	19,775,000
Weighted average shares, diluted	19,716,000	20,052,000	19,653,000	20,033,000
Basic income per share	$0.08	$0.03	$0.10	$0.03
Diluted income per share	$0.08	$0.03	$0.10	$0.03

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2020	2019
Cash flows operating activities:
Net income	$2,177,685	$841,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	510,097	416,177
Amortization of operating right of use asset	42,196	40,239
Stock compensation expense	166,923	244,505
Bad debt expense	310,000	250,000
Gain on debt extinguishment	(1,099,350)	-
(Increase) decrease in:
Accounts receivables	520,719	(231,438)
Long-term receivables, prepaids and other assets	685,158	665,474
(Decrease) increase in:
Accounts payable	131,654	225,970
Operating lease liability	(42,196)	(40,239)
Accrued liabilities	590,271	(284,418)
Deferred revenue	(237,143)	543,861
Net cash provided by operating activities	3,756,014	2,671,585

Cash flows investing activities:
Purchase of property and equipment	(103,218)	(581,750)
Net cash used in investing activities	(103,218)	(581,750)

Cash flows financing activities:
Net increase in lines of credit	1,060,175	-
Common Stock buyback/retirement	-	(1,355,037)
Proceeds from employee stock plan	50,328	63,523
Dividends paid	(293,222)	(293,222)
Payments on notes payable	(920,754)	(145,747)
Net cash used in financing activities	(103,473)	(1,730,483)

Net increase in cash and cash equivalents	3,549,323	359,352

Cash and cash equivalents at beginning of period	20,345,330	18,609,423
Cash and cash equivalents at end of period	$23,894,653	$18,968,775

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$55,772	$100,158
Cash paid for interest	$70,545	$16,042
Cash paid for operating leases	$71,200	$71,200

Supplemental disclosure of non-cash investing and financing activities:
Common stock to pay accrued liabilities	$139,359	$155,325
Dividends accrued on preferred stock	$293,222	$293,222
Right of use asset	$-	$842,689

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2020	625,375	$6,254	212,402	$2,124	19,484,485	$194,847	$75,271,097	$(32,890,889)	$42,583,433

Stock issued for:
Accrued compensation	-	-	-	-	1,302	13	5,392	-	5,405
Employee stock plan	-	-	-	-	13,980	140	50,188	-	50,328
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)

Net income	-	-	-	-	-	-	-	554,826	554,826
Balance, September 30, 2020	625,375	$6,254	212,402	$2,124	19,499,767	$195,000	$75,326,677	$(32,482,674)	$43,047,381

Stock issued for:
Accrued compensation	-	-	-	-	29,141	292	130,958	-	131,250
Employee stock plan	-	-	-	-	514	5	2,699	-	2,704
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)

Net income	-	-	-	-	-	-	-	1,622,859	1,622,859
Balance, December 31, 2020	625,375	$6,254	212,402	$2,124	19,529,422	$195,297	$75,460,334	$(31,006,426)	$44,657,583

PARK CITY GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)
(continued)

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2019	625,375	$6,254	212,402	$2,124	19,793,372	$197,936	$76,908,566	$(33,897,714)	$43,217,166

Stock issued for:
Accrued compensation	-	-	-	-	14,542	145	77,742	-	77,887
Employee stock plan	-	-	-	-	13,274	133	63,390	-	63,523
Stock buyback	-	-	-	-	(79,954)	(799)	(516,560)	-	(517,359)
Preferred dividends declared	-	-	-	-	-	-	-	(146,611)	(146,611)

Net income	-	-	-	-	-	-	-	178,351	178,351
Balance, September 30, 2019	625,375	$6,254	212,402	$2,124	19,741,234	$197,415	$76,533,138	$(33,865,974)	$42,872,957

Stock issued for:
Accrued compensation	-	-	-	-	13,370	134	77,304	-	77,438
Stock buyback	-	-	-	-	(174,615)	(1,747)	(835,931)	-	(837,678)
Preferred dividends declared	-	-	-	-	-	-	-	(146,611)	(146,611)

Net income	-	-	-	-	-	-	-	663,103	663,103
Balance, December 31, 2019	625,375	$6,254	212,402	$2,124	19,579,989	$195,802	$75,774,511	$(33,349,482)	$42,629,209

 See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  OVERVIEW OF OPERATIONS AND BASIS FOR PRESENTATION

Overview

Park City Group, Inc., a Nevada corporation (“Park City Group”, “We”, “us”, “our” or the “Company”) is a Software-as-a-Service (“SaaS”) provider, and the parent company of ReposiTrak, Inc., a Utah corporation (“ReposiTrak”) which operates a business-to-business (“B2B”) e-commerce, compliance, and supply chain management platform that partners with retailers, wholesalers, and product suppliers to help them source, vet, and transact with their suppliers in order to accelerate sales, control risks, and improve supply chain efficiencies, and source hard-to-get-things.

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

Recent Developments

COVID-19

There are many uncertainties regarding COVID-19, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its services, customers, employees, vendors, and business partners. While the pandemic did not materially adversely affect the Company’s financial results and business operations during the six months ended December 31, 2020 or during the fiscal year ended June 30, 2020, we are unable to predict the impact that COVID-19 will have on its future financial position and operating results due to numerous uncertainties. The Company expects to continue to assess the evolving impact of COVID-19 and intends to make adjustments to its responses accordingly.

 Basis of Financial Statement Presentation

The interim financial information of the Company as of December 31, 2020 and for the three and six months ended December 31, 2020 is unaudited, and the balance sheet as of June 30, 2020 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. GAAP. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2020. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended December 31, 2020 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2020.

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in current and other assets in our consolidated balance sheets and primarily relate to unbilled amounts on fixed-price contracts utilizing the output method of revenue recognition. The table below shows movements in contract assets:

Contract assets
Balance – September 30, 2020	$3,441,989
Revenue recognized during the period but not billed	-
Amounts reclassified to accounts receivable	(1,008,375)
Other	-
Balance – December 31, 2020	$2,433,614(1)

(1)	Contract asset balances for December 31, 2020 include a current and a long-term contract asset, $2,122,958, and $310,656, respectively.

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period:

Contract liability
Balance – September 30, 2020	$1,951,467
Amounts billed but not recognized as revenue	1,265,788
Revenue recognized related to the opening balance of deferred revenue	(1,608,775)
Other	-
Balance – December 31, 2020	$1,608,480

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

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by customer geography and contract-type. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market, and other economic factors:

	For the Six Months Ended December 31, 2020
Geography	Subscription & support	Professional services	Transaction based	Total
North America	$8,143,089	$116,663	$2,139,854	$10,399,606
International	-	-	-	-
Total	$8,143,089	$116,663	$2,139,854	$10,399,606

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

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Numerator
Net income applicable to common shareholders	$1,476,248	$516,492	$1,884,463	$548,232

Denominator
Weighted average common shares outstanding, basic	19,526,000	19,741,000	19,508,000	19,775,000
Warrants to purchase common stock	190,000	311,000	145,000	258,000
Weighted average common shares outstanding, diluted	19,716,000	20,052,000	19,653,000	20,033,000

Net income per share
Basic	$0.08	$0.03	$0.10	$0.03
Diluted	$0.08	$0.03	$0.10	$0.03

Reclassifications

            Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications have no impact on the previously reported results.

NOTE 3.  EQUITY

Restricted Stock Units	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at September 30, 2020	837,012	$5.35
Granted	-
Vested and issued	(3,402)	7.35
Forfeited	-
Outstanding at December 31, 2020	833,610	$5.35

As of December 31, 2020, there were 10,788 stock units outstanding that had vested but for which shares of Common Stock had not yet been issued pursuant to the terms of the agreement.

As of December 31, 2020, there was approximately $4.5 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 2.98 years.

Warrants

 The following table summarizes information about warrants outstanding and exercisable at December 31, 2020:

Warrants Outstanding				Warrants Exercisable
at December 31, 2020				at December 31, 2020
Range of exercise prices Warrants	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.00	1,085,068	2.10	$4.00	1,085,068	$4.00
$10.00	23,737	2.07	$10.00	23,737	$10.00
	1,108,805	2.10	$4.13	1,108,805	$4.13

During the six months ended December 31, 2020, the Company’s Board of Directors approved the modification to extend the expiration dates of the Company's existing January 26, 2020 and February 6, 2020 warrants by an additional three years. Accordingly, all the Company’s outstanding warrants are now set to expire in the quarter ending March 31, 2023.

Preferred Stock

The Company’s articles of incorporation, as amended, currently authorize the issuance of up to 30,000,000 shares of “blank check” preferred stock, par value $0.01 per share ("Preferred Stock") with designations, rights, and preferences as may be determined from time-to-time by the Company’s Board of Directors (the “Board”), of which 700,000 shares are currently designated as Series B Preferred Stock (“Series B Preferred”) and 550,000 shares are designated as Series B-1 Preferred Stock (“Series B-1 Preferred”). As of December 31, 2020, a total of 625,375 shares of Series B Preferred and 212,402 shares of Series B-1 Preferred were issued and outstanding, respectively. Both classes of Series B Preferred Stock pay dividends at a rate of 7% per annum if paid in cash, or 9% if paid in additional shares of Series B Preferred (“PIK Shares”), with the form of dividend payment to be determined by the Company.

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

NOTE 4.  RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2020, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provides certain executive management services to the Company, including designating Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields, FMI’s designated executive, who also serves as the Company’s Chair of the Board of Directors, controls FMI. The Company had no payables to FMI at December 31, 2020 and June 30, 2020, respectively, under the Service Agreement.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements. The words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, or similar expressions are intended to identify “forward-looking statements”. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our June 30, 2020 Annual Report on Form 10-K, incorporated by reference herein. Statements made herein are as of the date of the filing of this Report with the Securities and Exchange Commission ("SEC") and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

Park City Group, Inc. ("Park City Group", “we”, “us”, “our” or the “Company”) is a Software-as-a-Service (“SaaS”) provider, and the parent company of ReposiTrak, Inc., a Utah corporation ("ReposiTrak"), a business-to-business (“B2B”) e-commerce, compliance, and supply chain management platform company that partners with retailers, wholesalers, and product suppliers to help them source, vet, and transact with their suppliers in order to accelerate sales, control risks, improve supply chain efficiencies, and source hard-to-get-things.

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

Recent Developments

In December 2020, we launched a pilot to one state to address emergency and non-emergency grant management requests and reporting requirements. Given strict auditing conditions associated with federal disaster grants, both state and local jurisdictions demand a system that allows them to track grants, have visibility and procurement of compliant materials, vetting of supplier, reconcile payments and reimbursements, track multiple delivery locations, and provide documentation back to the federal government before, during and after a natural disaster or unforeseen event.

With many bespoke systems that do not talk to one another or have been historically unreliable paper records, we believe this is a solution we address in private industry every day that can assist federal, state, and local governments going forward.

In July 2020, our solutions for stock replenishment, compliance, sourcing, food safety and risk management for the retail supply chain, offered a new technology platform to address chronic imbalances in the food supply chain caused by the COVID-19 crisis. The online platform, called FoodSourceUSA, will facilitate the identification and redistribution of excess perishable food products that are currently going to waste due to dramatically reduced foodservice sector volume, while serving the growing number of food-insecure communities around the country.

The FoodSourceUSA sourcing platform provides visibility to excess inventory, process orders and deliver shipment information to government agencies who will manage logistics and delivery. Stakeholders in the system include providers of fresh meat, produce and dairy products, food banks, pantries and charitable groups serving those in need, along with a network of government agencies that will reimburse the providers fairly to create a sustainable supply chain. We continue to work with several states and federal agencies to evaluate the potential opportunity to drive additional recurring revenue.

Results of Operations

Comparison of the Three Months Ended December 31, 2020 to the Three Months Ended December 31, 2019.

Revenue

	Fiscal Quarter Ended December 31,		Variance
	2020	2019	Dollars	Percent
Revenue	$5,174,204	$4,837,332	$336,872	7%

Revenue was $5,174,204 and $4,837,332 for the three months ended December 31, 2020 and 2019, respectively, a 7% increase. This increase was primarily due to growth in both MarketPlace revenue and software subscription revenue. One time revenue that occurred in December 2019 that did not reoccur in December of 2020 was approximately $410,000.

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

 Cost of Services and Product Support

	Fiscal Quarter Ended December 31,		Variance
	2020	2019	Dollars	Percent
Cost of services and product support	$2,091,588	$1,425,309	$666,279	47%
Percent of total revenue	40%	29%

Cost of services and product support was $2,091,588 and $1,425,309 for the three months ended December 31, 2020 and 2019, respectively, a 47% increase. This increase was primarily the result of higher expense associated with MarketPlace; offset by a reduction in hosted software costs.

While no assurance can be given, management currently expects cost of services to grow in both absolute terms, and as a percentage of revenue, as the Company continues to grow its MarketPlace business.

Sales and Marketing Expense

	Fiscal Quarter Ended December 31,		Variance
	2020	2019	Dollars	Percent
Sales and marketing	$1,205,295	$1,446,517	$(241,222)	-17%
Percent of total revenue	23%	30%

Sales and marketing expense were $1,205,295 and $1,446,517 for the three months ended December 31, 2020 and 2019, respectively, a 17% decrease. This decrease in sales and marketing expense is primarily due to the decrease in outside contractor fees, lower travel expenses and tradeshow expenses due to COVID, offset in part by an increase in Marketing Allowances, and higher compensation due to higher revenue.

While no assurances can be given, management currently expects sales and marketing expense to continue to decline in subsequent periods as we continue to reduce our operating expenses, increase utilization of technology, and realization of efficiencies in our Success Team sales strategy.

General and Administrative Expense

	Fiscal Quarter Ended December 31,		Variance
	2020	2019	Dollars	Percent
General and administrative	$1,231,139	$1,114,251	$116,888	10%
Percent of total revenue	24%	23%

General and administrative expense was $1,231,139 and $1,114,251 for the three months ended December 31, 2020 and 2019, respectively, a 10% increase. The increase in general and administrative expense is primarily due to an increase in bad debt expense, insurance costs, and legal fees.

While no assurances can be given, management currently expects general and administrative expense to decline in subsequent periods and therefore fall as a percentage of total revenue as we benefit from cost cutting efforts and prior investments in automation and process optimization.

Depreciation and Amortization Expense

	Fiscal Quarter Ended December 31,		Variance
	2020	2019	Dollars	Percent
Depreciation and amortization	$261,597	$222,499	$39,098	18%
Percent of total revenue	5%	5%

Depreciation and amortization expense was $261,597 and $222,499 for the three months ended December 31, 2020 and 2019, respectively, an increase of 18%. This increase is due to the expansion of new equipment for the Company’s information technology infrastructure, buildout of our corporate headquarters, and expansion of our data center that was completed in June 2020.

Other Income and Expense

	Fiscal Quarter Ended December 31,		Variance
	2020	2019	Dollars	Percent
Net other income (expense)	$1,250,774	$49,940	$1,200,834	2,405%
Percent of total revenue	24%	1%

Net other income was $1,250,774 for the three months ended December 31, 2020 compared to net other income $49,940 for the three months ended December 31, 2019. Other income increased due to recognition of a gain on debt extinguishment and higher interest income resulting from an increase of total cash held in short term investments.

Preferred Dividends

	Fiscal Quarter Ended December 31,		Variance
	2020	2019	Dollars	Percent
Preferred dividends	$146,611	$146,611	$-	-%
Percent of total revenue	3%	3%

Dividends accrued on the Company’s Series B-1 Preferred was $146,611 for the three months ended December 31, 2020, compared to dividends accrued on the Series B-1 Preferred of $146,611 for the three months ended December 31, 2019. Dividends remained flat in the comparable periods.

Comparison of the Six Months Ended December 31, 2020 to the Six Months Ended December 31, 2019.

Revenue

	Six Months Ended December 31,		Variance
	2020	2019	Dollars	Percent
Revenue	$10,399,606	$9,637,416	$762,190	8%

Revenue was $10,399,606 and $9,637,416 for the six months ended December 31, 2020 and 2019, respectively, a 8% increase. The increase in revenue was due to growth in both subscription revenue and Marketplace revenue, partially offset by approximately $410,000 in one-time revenue that occurred in 2019 that did not reoccur in 2020.

Cost of Services and Product Support

	Six Months Ended December 31,		Variance
	2020	2019	Dollars	Percent
Cost of services and product support	$4,072,545	$3,253,423	$819,122	25%
Percent of total revenue	39%	34%

  Cost of services and product support was $4,072,545 and $3,253,423 for the six months ended December 31, 2020 and 2019, respectively, a 25% increase. This increase is primarily the result of (i) higher expenses associated to MarketPlace; and (ii) an increase in hardware/software non-capitalized items required for updating our information systems security, maintaining equipment licensing and other database systems.

Sales and Marketing Expense

	Six Months Ended December 31,		Variance
	2020	2019	Dollars	Percent
Sales and marketing	$2,488,336	$2,861,380	$(373,044)	-13%
Percent of total revenue	24%	30%

Sales and marketing expense was $2,488,336 and $2,861,380 for the six months ended December 31, 2020 and 2019, respectively, a 13% decrease. This was due primarily to an decrease in variable compensation, a reduction in trade show expenses, and lower sales and marketing travel expense.

General and Administrative Expense

	Six Months Ended December 31,		Variance
	2020	2019	Dollars	Percent
General and administrative	$2,313,064	$2,336,462	$(23,398)	-1%
Percent of total revenue	22%	24%

General and administrative expense was $2,313,064 and $2,336,462 for the six months ended December 31, 2020 and 2019, respectively, a 1% decrease. General and administrative expense decreased year over year due to lower administrative costs partially offset by an increase in bad debt expense and higher insurance costs.

Depreciation and Amortization Expense

	Six Months Ended December 31,		Variance
	2020	2019	Dollars	Percent
Depreciation and amortization	$510,097	$416,177	$93,920	23%
Percent of total revenue	5%	4%

Depreciation and amortization expense were $510,097 and $416,177 for the six months ended December 31, 2020 and 2019, respectively, an increase of 23%.  This increase is due to the expansion of new equipment for the Company’s information technology infrastructure, buildout of our corporate headquarters, and expansion of our data center completed in June 2020.

Other Income and Expense

	Six Months Ended December 31,		Variance
	2020	2019	Dollars	Percent
Net other income (expense)	$1,198,307	$112,073	$1,086,234	969%
Percent of total revenue	12%	1%

  Net other income was $1,198,307 for the six months ended December 31, 2020 compared to net other income of $112,073 for the six months ended December 31, 2019. Other income increased due to recognition of a gain on debt extinguishment and higher interest income resulting from an increase of total cash held in short term investments offset in part by the increase in interest expense associated with financing arrangements for equipment purchased under a lease arrangement with a bank.  The financing arrangement was paid off in August 2020.

Preferred Dividends

	Six Months Ended December 31,		Variance
	2020	2019	Dollars	Percent
Preferred dividends	$293,222	$293,222	$-	-%
Percent of total revenue	3%	3%

  Dividends accrued on the Company’s Series B-1 Preferred was $293,222 for the six months ended December 31, 2020 and 2019. Dividends remained flat in the comparable period.

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

	As of		Variance
	December 31, 2020	June 30, 2020	Dollars	Percent
Cash and cash equivalents	$23,894,653	$20,345,330	$3,549,323	17%

We have historically funded our operations with cash from operations, equity financings, and borrowings from the issuance of debt, including our existing line of credit with U.S. Bank N.A.

Cash was $23,894,653 and $20,345,330 at December 31, 2020 and June 30, 2020, respectively. This 17% increase is principally the result of growth in both software and MarketPlace revenue, collection of accounts receivable, and extinguished debt.

Net Cash Flows from Operating Activities

	Six Months Ended December 31,		Variance
	2020	2019	Dollars	Percent
Cash provided by operating activities	$3,756,014	$2,671,585	$1,084,429	41%

Net cash provided by operating activities is summarized as follows:

	Six Months Ended December 31,
	2020	2019
Net income	$2,177,685	$841,454
Noncash expense and income, net	(70,134)	950,921
Net changes in operating assets and liabilities	1,648,463	879,210
	$3,756,014	$2,671,585

Net cash provided by operating activities increased 41% due largely to higher revenues and lower operating costs. Noncash expense decreased by $1,021,055 in the six months ended December 31, 2020 compared to December 31, 2019 as a result of gain on debt extinguishment and an increase in depreciation and amortization offset by a decrease in stock compensation expense.

Net Cash Flows Used in Investing Activities

	Six Months Ended December 31,		Variance
	2020	2019	Dollars	Percent
Cash used in investing activities	$(103,218)	$(581,750)	$(478,532)	-82%

Net cash used in investing activities for the six months ended December 31, 2020 was $103,218 compared to net cash used in investing activities of $581,750 for the six months ended December 31, 2019. This decrease in cash used in investing activities for the six months ended December 31, 2020 was primarily due to the buildout of new Murray, UT headquarters and expansion of our data center that was completed in 2019 that did not occur in the same period in 2020.

Net Cash Flows from Financing Activities

	Six Months Ended December 31,		Variance
	2020	2019	Dollars	Percent
Cash used in financing activities	$(103,473)	$(1,730,483)	$(1,627,010)	-94%

Net cash used in financing activities totaled $103,473 for the six months ended December 31, 2020 as compared to cash used in financing activities of $1,730,483 for the six months ended December 31, 2019. The decrease in net cash used in financing activities is primarily attributable to the payoff of a financing arrangement with a bank partially offset by a decrease in our stock buyback program.

Working Capital

At December 31, 2020, the Company had working capital of $19,903,947, as compared to working capital of $18,236,664 at June 30, 2020. This $1,667,283 increase in working capital is primarily due to an increase in cash resulting from higher revenue.

	As of December 31,	As of June 30,	Variance
	2020	2020	Dollars	Percent
Current assets	$29,600,792	$27,148,911	$2,451,881	9%

Current assets as of December 31, 2020 totaled $29,600,792, an increase of $2,451,881, as compared to $27,148,911 as of June 30, 2020. The increase in current assets is primarily attributable to an increase in cash of $3,549,323, offset by a decrease in contract assets and prepaid expenses of $133,853 and a decrease in accounts receivable of $963,589.

	As of December 31,	As of June 30,	Variance
	2020	2020	Dollars	Percent
Current liabilities	$9,696,845	$8,912,247	$784,598	9%

Current liabilities totaled $9,696,845 as of December 31, 2020 as compared to $8,912,247 as of June 30, 2020. The comparative increase in current liabilities is primarily attributable to an increase of $1,060,175 in our line of credit, $514,531 increase comprised of accrued liabilities and accounts payable, offset by a decrease of $790,108 of current portion of the notes payable and extinguished debt.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenue, and results of operation, liquidity or capital expenditures.

Contractual obligations

Total contractual obligations and commercial commitments as of December 31, 2020 are summarized in the following table:

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Finance lease obligations	$-	$-	-	-	-
Operating lease obligation	738,940	122,400	244,800	244,800	126,940

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

Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. At December 31, 2020, the debt portfolio was composed of approximately 0% fixed rate debt and 100% variable rate debt.

	December 31, 2020 (Unaudited)	Percent of Total Debt
Fixed rate debt	$-	-%
Variable rate debt	5,720,175	100%
Total debt	$5,720,175	100%

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, 2020:

Cash:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$23,894,653	2.14%

ITEM 4.  CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2020 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PARK CITY GROUP, INC.

Date: February 16, 2021	By:	/s/ Randall K. Fields
Randall K. Fields
Chair of the Board and Chief Executive Officer (Principal Executive Officer)

PARK CITY GROUP, INC.

Date: February 16, 2021	By:	/s/ John R. Merrill
John R. Merrill
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)