Form 10-Q
period 2021-03-31
PARK CITY GROUP INC
filed 2021-05-17
CIK 50471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to _________.
  Commission File Number 001-34941

PARK CITY GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of May 17, 2021, 19,478,037 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

PARK CITY GROUP, INC.

-i-

PARK CITY GROUP, INC.
Consolidated Condensed Balance Sheets (Unaudited)

Assets	March 31, 2021	June 30, 2020
Current Assets
Cash	$23,176,092	$20,345,330
Receivables, net of allowance for doubtful accounts of $253,037 and $251,954 at March 31, 2021 and June 30, 2020, respectively	4,598,701	4,007,316
Contract asset – unbilled current portion	2,390,104	2,300,754
Prepaid expense and other current assets	1,108,589	495,511

Total Current Assets	31,273,486	27,148,911

Property and equipment, net	2,673,705	3,003,402

Other Assets:
Deposits, and other assets	22,414	22,414
Prepaid expense – less current portion	59,989	77,030
Contract asset – unbilled long-term portion	43,052	838,726
Operating lease – right-of-use asset	717,241	781,137
Customer relationships	558,450	657,000
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	-	18,539

Total Other Assets	22,285,032	23,278,732

Total Assets	$56,232,223	$53,431,045

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,498,801	$407,497
Accrued liabilities	1,705,269	1,123,528
Contract liability – deferred revenue	1,392,990	1,845,347
Lines of credit	6,000,000	4,660,000
Operating lease liability – current	89,041	85,767
Current portion of notes payable	-	310,242
Current portion of paycheck protection program loans	-	479,866

Total current liabilities	10,686,101	8,912,247

Long-term liabilities
Operating lease liability – less current portion	628,200	695,369
Notes payable – less current portion	-	610,512
Paycheck protection program loans	-	629,484

Total liabilities	11,314,301	10,847,612

Commitments and contingencies

Stockholders’ equity:
Preferred Stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 625,375 shares issued and outstanding at March 31, 2021 and June 30, 2020, respectively	6,254	6,254
Series B-1 Preferred, 550,000 shares authorized; 212,402 shares issued and outstanding at March 31, 2021 and June 30, 2020, respectively	2,124	2,124
Common Stock, $0.01 par value, 50,000,000 shares authorized; 19,478,038 and 19,484,485 issued and outstanding at March 31, 2021 and June 30, 2020, respectively	194,783	194,847
Additional paid-in capital	75,094,601	75,271,097
Accumulated deficit	(30,379,840)	(32,890,889)

Total stockholders’ equity	44,917,922	42,583,433

Total liabilities and stockholders’ equity	$56,232,223	$53,431,045

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

Revenue	$6,022,540	$4,633,244	$16,422,146	$14,270,660

Operating expense:
Cost of services and product support	2,634,224	1.369,421	6,706,769	4,622,844
Sales and marketing	1,155,266	1,654,189	3,643,602	4,515,569
General and administrative	1,255,410	1,179,851	3,568,474	3,516,313
Depreciation and amortization	259,343	192,860	769,440	609,037

Total operating expense	5,304,243	4,396,321	14,688,285	13,263,763

Income from operations	718,297	236,923	1,733,861	1,006,897

Other income (expense):
Interest income	60,234	53,075	176,078	201,788
Interest expense	(4,248)	(16,953)	(76,700)	(53,593)
Unrealized gain (loss) on short term investments	(1,131)	-	54,434	-
Gain on debt extinguishment	10,000	-	1,109,350	-

Income before income taxes	783,152	273,045	2,997,023	1,155,092

(Provision) for income taxes:	(9,955)	(1,058)	(46,141)	(41,651)
Net income	773,197	271,987	2,950,882	1,113,441

Dividends on preferred stock	(146,611)	(146,611)	(439,833)	(439,833)

Net income applicable to common shareholders	$626,586	$125,376	$2,511,049	$673,608

Weighted average shares, basic	19,555,000	19,588,000	19,511,000	19,714,000
Weighted average shares, diluted	19,942,000	19,776,000	19,744,000	19,942,000
Basic income per share	$0.03	$0.01	$0.13	$0.03
Diluted income per share	$0.03	$0.01	$0.13	$0.03

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2021	2020
Cash flows operating activities:
Net income	$2,950,882	$1,113,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	769,440	609,037
Amortization of operating right of use asset	63,896	60,793
Bad debt expense	516,694	291,630
Stock compensation expense	249,733	375,000
Gain on debt extinguishment	(1,109,350)	-
(Increase) decrease in:
Accounts receivables	(1,508,097)	(350,908)
Long-term receivables, prepaids and other assets	293,042	884,429
(Decrease) increase in:
Accounts payable	1,091,304	(187,291)
Accrued liabilities	549,537	(247,233)
Operating lease liability	(63,895)	(60,794)
Deferred revenue	(452,633)	(213,677)
Net cash provided by operating activities	3,350,553	2,274,427

Cash flows investing activities:
Purchase of property and equipment	(105,391)	(642,922)
Net cash used in investing activities	(105,391)	(642,922)

Cash flows financing activities:
Net increase in lines of credit	1,340,000	340,000
Common stock buyback/retirement	(508,243)	(2,158,471)
Proceeds from employee stock plan	114,430	120,923
Dividends paid	(439,833)	(439,833)
Payments on notes payable	(920,754)	(219,992)
Net cash used in financing activities	(414,400)	(2,357,373)

Net increase (decrease) in cash and cash equivalents	2,830,762	(725,868)

Cash and cash equivalents at beginning of period	20,345,330	18,609,423
Cash and cash equivalents at end of period	$23,176,092	$17,883,555

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$55,772	$100,158
Cash paid for interest	$76,700	$16,042
Cash paid for operating leases	$71,200	$71,200

Supplemental disclosure of non-cash investing and financing activities:
Common stock to pay accrued liabilities	$214,550	$284,135
Dividends accrued on preferred stock	$439,833	$439,833
Right-of-use asset	$-	$862,741

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2020	625,375	$6,254	212,402	$2,124	19,484,485	$194,847	$75,271,097	$(32,890,889)	$42,583,433

Stock issued for:
Accrued compensation	-	-	-	-	1,302	13	5,392	-	5,405
Employee stock plan	-	-	-	-	13,980	140	50,188	-	50,328
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)

Net income	-	-	-	-	-	-	-	554,826	554,826
Balance, September 30, 2020	625,375	$6,254	212,402	$2,124	19,499,767	$195,000	$75,326,677	$(32,482,674)	$43,047,381

Stock issued for:
Accrued compensation	-	-	-	-	29,141	292	130,958	-	131,250
Employee stock plan	-	-	-	-	514	5	2,699	-	2,704
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)

Net income	-	-	-	-	-	-	-	1,622,859	1,622,859
Balance, December 31, 2020	625,375	$6,254	212,402	$2,124	19,529,422	$195,297	$75,460,334	$(31,006,426)	$44,657,583

Stock issued for:
Accrued compensation	-	-	-	-	15,419	154	77,741	-	77,895
Employee stock plan	-	-	-	-	17,278	173	63,928	-	64,101
Stock buyback	-	-	-	-	(84,081)	(841)	(507,402)	-	(508,243)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)

Net income	-	-	-	-	-	-	-	773,197	773,197
Balance, March 31, 2021	625,375	$6,254	212,402	$2,124	19,478,038	$194,783	$75,094,601	$(30,379,840)	$44,917,922

PARK CITY GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)
(continued)
	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2019	625,375	$6,254	212,402	$2,124	19,793,372	$197,936	$76,908,566	$(33,897,714)	$43,217,166

Stock issued for:
Accrued compensation	-	-	-	-	14,542	145	77,742	-	77,887
Employee stock plan	-	-	-	-	13,274	133	63,390	-	63,523
Stock buyback	-	-	-	-	(79,954)	(799)	(516,560)		(517,359)
Preferred dividends declared	-	-	-	-	-	-	-	(146,611)	(146,611)

Net income	-	-	-	-	-	-	-	178,351	178,351
Balance, September 30, 2019	625,375	$6,254	212,402	$2,124	19,741,234	$197,415	$76,533,138	$(33,865,974)	$42,872,957

Stock issued for:
Accrued compensation	-	-	-	-	13,370	134	77,304	-	77,438
Stock buyback	-	-	-	-	(174,615)	(1,747)	(835,931)	-	(837,678)
Preferred dividends declared	-	-	-	-	-	-	-	(146,611)	(146,611)

Net income	-	-	-	-	-	-	-	663,103	663,103
Balance, December 31, 2019	625,375	$6,254	212,402	$2,124	19,579,989	$195,802	$75,774,511	$(33,349,482)	$42,629,209

Stock issued for:
Accrued compensation	-	-	-	-	35,614	356	185,854	-	186,210
Stock buyback	-	-	-	-	(157,616)	(1,576)	(801,858)	-	(803,434)
Preferred dividends declared	-	-	-	-	-	-	-	(146,611)	(146,611)

Net income	-	-	-	-	-	-	-	271,987	271,987
Balance, March 31, 2020	625,375	$6,254	212,402	$2,124	19,457,987	$194,582	$75,158,507	$(33,224,106)	$42,137,361

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

The Company’s services are grouped in three application suites: (i) ReposiTrak MarketPlace (“MarketPlace”), encompassing the Company’s supplier discovery and B2B e-commerce solutions, which helps the Company’s customers find new suppliers and source hard to find items, (ii) ReposiTrak Compliance and Food Safety (“Compliance and Food Safety”) solutions, which help the Company’s customers vet suppliers to mitigate the risk of doing business with these suppliers, and (iii) ReposiTrak’s Supply Chain (“Supply Chain”) solutions, which help the Company’s customers to more efficiently manage their various transactions with their suppliers.

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

 Basis of Financial Statement Presentation

The interim financial information of the Company as of March 31, 2021 and for the three and nine months ended March 31, 2021 is unaudited, and the balance sheet as of June 30, 2020 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. GAAP. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2020. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended March 31, 2021 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2020.

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in current and other assets in our consolidated balance sheets and primarily relate to unbilled amounts on fixed-price contracts utilizing the output method of revenue recognition. The table below shows movements in contract assets:

Contract assets
Balance – December 31, 2020	$2,433,614
Revenue recognized during the period but not billed	-
Amounts reclassified to accounts receivable	(458)
Other	-
Balance – March 31, 2021	$2,433,156 (1)

(1)	Contract asset balances for March 31, 2021 include a current and a long-term contract asset, $2,390,104, and $43,052, respectively.

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period:

Contract liability
Balance – December 31, 2020	$1,608,480
Amounts billed but not recognized as revenue	940,764
Revenue recognized related to the opening balance of deferred revenue	(1,156,254)
Other	-
Balance – March 31, 2021	$1,392,990

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

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by contract-type. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market, and other economic factors:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Subscription & Support	$4,480,528	$4,066,497	$12,622,485	$12,121,543
Professional Services	91,254	83,234	207,917	408,841
Transaction Based	1,450,758	483,513	3,591,744	1,740,276
Total	$6,022,540	$4,633,244	$16,422,146	$14,270,660

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

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Numerator
Net income applicable to common shareholders	$626,586	$125,376	$2,511,049	$673,608

Denominator
Weighted average common shares outstanding, basic	19,555,000	19,588,000	19,511,000	19,714,000
Warrants to purchase common stock	387,000	188,000	233,000	228,000
Weighted average common shares outstanding, diluted	19,942,000	19,776,000	19,744,000	19,942,000

Net income per share
Basic	$0.03	$0.01	$0.13	$0.03
Diluted	$0.03	$0.01	$0.13	$0.03

Reclassifications

            Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications have no impact on the previously reported results.

NOTE 3.  EQUITY

Restricted Stock Units	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at December 31, 2020	833,610	$5.35
Granted	5,824	7.43
Vested and issued	(5,543)	9.34
Forfeited	-	-
Outstanding at March 31, 2021	833,891	$5.33

As of March 31, 2021, there were 9,288 restricted stock units outstanding that had vested but for which shares of Common Stock had not yet been issued pursuant to the terms of the applicable agreement.

As of March 31, 2021, there was approximately $4.5 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 2.75 years.

Warrants

 The following table summarizes information about warrants outstanding and exercisable at March 31, 2021:

Warrants Outstanding				Warrants Exercisable
at March 31, 2021				at March 31, 2021
Range of exercise prices Warrants	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.00	1,085,068	1.85	$4.00	1,085,068	$4.00
$10.00	23,737	1.82	$10.00	23,737	$10.00
	1,108,805	1.85	$4.13	1,108,805	$4.13

During the nine months ended March 31, 2021, the Company’s Board of Directors approved the modification to extend the expiration dates of the Company's existing January 26, 2020 and February 6, 2020 warrants by an additional three years. Accordingly, all outstanding warrants are now set to expire in the quarter ending March 31, 2023.

Preferred Stock

The Company’s articles of incorporation, as amended, currently authorize the issuance of up to 30,000,000 shares of “blank check” preferred stock, par value $0.01 per share ("Preferred Stock") with designations, rights, and preferences as may be determined from time-to-time by the Company’s Board of Directors (the “Board”), of which 700,000 shares are currently designated as Series B Preferred Stock (“Series B Preferred”) and 550,000 shares are designated as Series B-1 Preferred Stock (“Series B-1 Preferred”). As of March 31, 2021, a total of 625,375 shares of Series B Preferred and 212,402 shares of Series B-1 Preferred were issued and outstanding, respectively. Both classes of Series B Preferred Stock pay dividends at a rate of 7% per annum if paid in cash, or 9% if paid in additional shares of Series B Preferred (“PIK Shares”), with the form of dividend payment to be determined by the Company.

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

NOTE 4.  RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2021, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provides certain executive management services to the Company, including designating Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields, FMI’s designated executive, who also serves as the Company’s Chair of the Board of Directors, controls FMI. The Company had no payables to FMI at March 31, 2021 and June 30, 2020, respectively, under the Service Agreement.

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

The Company’s services are grouped in three application suites: (i) ReposiTrak MarketPlace, encompassing the Company’s supplier discovery and B2B e-commerce solutions, which helps the Company’s customers find new suppliers and source hard to find items, (ii) ReposiTrak Compliance and Food Safety ("Compliance and Food Safety") solutions, which help the Company’s customers vet suppliers to mitigate the risk of doing business with these suppliers, and (iii) ReposiTrak’s Supply Chain ("Supply Chain") solutions, which help the Company’s customers to more efficiently manage their various transactions with their suppliers.

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

In July 2020, our solutions for stock replenishment, compliance, sourcing, food safety and risk management for the retail supply chain, offered a new technology platform to address chronic imbalances in the food supply chain caused by the COVID-19 crisis. The online platform, called FoodSourceUSA, will facilitate the identification and redistribution of excess perishable food products that are currently going to waste due to dramatically reduced food service sector volume, while serving the growing number of food-insecure communities around the country.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020.

Revenue

	Fiscal Quarter Ended March 31,		Variance
	2021	2020	Dollars	Percent
Revenue	$6,022,540	$4,633,244	$1,389,296	30%

              Revenue was $6,022,540 and $4,633,244 for the three months ended March 31, 2021 and 2020, respectively, a 30% increase. This increase was primarily due to growth in both MarketPlace revenue and software subscription revenue. One time software license revenue that occurred in March 2020 that did not reoccur in March of 2021 was approximately $145,500. During fiscal 2021, as COVID-19 disrupted supply chains and generated shortages in products, our ability to source hard to find items for our customers resulted in increased revenue attributable to MarketPlace. These products largely consisted of personnel protection equipment (“PPE”) which includes nitrile gloves, masks, freezers and telecommunication equipment. While the Company has experienced a significant increase in Marketplace revenue for PPE during the height of COVID-19, it is uncertain whether demand for PPE will continue at the same level. As a result, we may experience reduced demand for MarketPlace attributable to PPE as the pandemic begins to abate.

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

Cost of Services and Product Support

	Fiscal Quarter Ended March 31,		Variance
	2021	2020	Dollars	Percent
Cost of services and product support	$2,634,224	$1,369,421	$1,264,803	92%
Percent of total revenue	44%	30%

Cost of services and product support was $2,634,224 and $1,369,421 for the three months ended March 31, 2021 and 2020, respectively, a 92% increase. This increase was primarily the result of higher cost of goods sold associated with higher transactional MarketPlace revenue whereby we identify a vendor, purchase the goods, and sell to the end buyer with a mark-up of the cost.

While no assurance can be given, management currently expects cost of services to grow in both absolute terms, and as a percentage of revenue, as the Company continues to grow its MarketPlace business. While we have experienced a significant increase in Marketplace costs and corresponding revenue during the pandemic due to demand in PPE, it is unclear what level of ongoing Marketplace costs we may experience as the pandemic begins to abate.

Sales and Marketing Expense

	Fiscal Quarter Ended March 31,		Variance
	2021	2020	Dollars	Percent
Sales and marketing	$1,155,266	$1,654,189	$(498,923)	-30%
Percent of total revenue	19%	36%

Sales and marketing expense were $1,155,266 and $1,654,189 for the three months ended March 31, 2021 and 2020, respectively, a 30% decrease. This decrease in sales and marketing expense is primarily due to the decrease in outside contractor fees, lower travel and tradeshow expense due to COVID.

While no assurances can be given, management currently expects sales and marketing expense to continue to decline in subsequent periods as we continue to reduce our operating expense, increase utilization of technology, and realization of efficiencies in our Success Team sales strategy.

General and Administrative Expense

	Fiscal Quarter Ended March 31,		Variance
	2021	2020	Dollars	Percent
General and administrative	$1,255,410	$1,179,851	$75,559	6%
Percent of total revenue	21%	25%

General and administrative expense was $1,255,410 and $1,179,851 for the three months ended March 31, 2021 and 2020, respectively, a 6% increase. The increase in general and administrative expense is primarily due to an increase in bad debt expense, higher liability and commercial insurance costs, and professional fees. These increases were partially offset by lower general overhead due to cost cutting measures and natural reductions due to our “work from home” status since April of 2020.

While no assurances can be given, management currently expects general and administrative expense to decline in subsequent periods and therefore fall as a percentage of total revenue as we benefit from cost cutting efforts and prior investments in automation and process optimization.

Depreciation and Amortization Expense

	Fiscal Quarter Ended March 31,		Variance
	2021	2020	Dollars	Percent
Depreciation and amortization	$259,343	$192,860	$66,483	34%
Percent of total revenue	4%	4%

Depreciation and amortization expense was $259,343 and $192,860 for the three months ended March 31, 2021 and 2020, respectively, an increase of 34%. This increase is due to the expansion of new equipment for the Company’s information technology infrastructure, buildout of our corporate headquarters, and expansion of our data center that was completed in June 2020.

Other Income and Expense

	Fiscal Quarter Ended March 31,		Variance
	2021	2020	Dollars	Percent
Net other income (expense)	$64,855	$36,122	$28,733	80%
Percent of total revenue	1%	1%

Net other income was $64,855 for the three months ended March 31, 2021 compared to net other income $36,122 for the three months ended March 31, 2020. Other income increased due to recognition of a gain on debt extinguishment and higher interest income resulting from an increase of total cash held in short term investments.

Preferred Dividends

	Fiscal Quarter Ended March 31,		Variance
	2021	2020	Dollars	Percent
Preferred dividends	$146,611	$146,611	$-	-%
Percent of total revenue	2%	3%

Dividends accrued on the Company’s Series B-1 Preferred was $146,611 for the three months ended March 31, 2021 and for the three months ended March 31, 2020.

Comparison of the Nine Months Ended March 31, 2021 to the Nine Months Ended March 31, 2020.

Revenue

	Nine Months Ended March 31,		Variance
	2021	2020	Dollars	Percent
Revenue	$16,422,146	$14,270,660	$2,151,486	15%

Revenue was $16,422,146 and $14,270,660 for the nine months ended March 31, 2021 and 2020, respectively, a 15% increase. The increase in revenue was due to growth in both subscription revenue and Marketplace revenue, partially offset by approximately $145,500 in one-time license revenue that occurred in 2020 that did not reoccur in 2021. During fiscal 2021, as COVID-19 disrupted supply chains and generated shortages in products, our ability to source hard to find items for our customers resulted in increased revenue attributable to MarketPlace. These products largely consisted of PPE which includes nitrile gloves, masks, freezers and telecommunication equipment. While the Company has experienced a significant increase in Marketplace revenue for PPE during the height of COVID-19, it is uncertain whether demand for PPE will continue at the same level. As a result, we may experience reduced demand for MarketPlace attributable to PPE as the pandemic begins to abate.

Cost of Services and Product Support

	Nine Months Ended March 31,		Variance
	2021	2020	Dollars	Percent
Cost of services and product support	$6,706,769	$4,622,844	$2,083,925	45%
Percent of total revenue	41%	32%

  Cost of services and product support was $6,706,769 and $4,622,844 for the nine months ended March 31, 2021 and 2020, respectively, a 45% increase. This increase is primarily the result of (i) higher expense associated to MarketPlace and the sales of PPE; and (ii) an increase in hardware/software non-capitalized items required for updating our information systems security, maintaining equipment licensing and other database systems.

While we have experienced a significant increase in Marketplace costs and corresponding revenue during the pandemic due to demand in PPE, it is unclear what level of ongoing Marketplace costs we may experience as the pandemic begins to abate.

Sales and Marketing Expense

	Nine Months Ended March 31,		Variance
	2021	2020	Dollars	Percent
Sales and marketing	$3,643,602	$4,515,569	$(871,967)	-19%
Percent of total revenue	22%	32%

Sales and marketing expense was $3,643,602 and $4,515,569 for the nine months ended March 31, 2021 and 2020, respectively, a 19% decrease. This was due primarily to an decrease in variable compensation, a reduction in trade show expense, and lower sales and marketing travel expense.

General and Administrative Expense

	Nine Months Ended March 31,		Variance
	2021	2020	Dollars	Percent
General and administrative	$3,568,474	$3,516,313	$52,161	1%
Percent of total revenue	22%	25%

General and administrative expense was $3,568,474 and $3,516,313 for the nine months ended March 31, 2021 and 2020, respectively, a 1% increase. General and administrative expense increased year over year due to an increase in bad debt expense and higher insurance costs. These increases were partially offset by lower general overhead due to cost cutting measures and natural reductions due to our “work from home” status since April of 2020.

Depreciation and Amortization Expense

	Nine Months Ended March 31,		Variance
	2021	2020	Dollars	Percent
Depreciation and amortization	$769,440	$609,037	$160,403	26%
Percent of total revenue	5%	4%

Depreciation and amortization expense were $769,440 and $609,037 for the nine months ended March 31, 2021 and 2020, respectively, an increase of 26%.  This increase is due to the expansion of new equipment for the Company’s information technology infrastructure, buildout of our corporate headquarters, and expansion of our data center completed in June 2020.

Other Income and Expense

	Nine Months Ended March 31,		Variance
	2021	2020	Dollars	Percent
Net other income (expense)	$1,263,162	$148,195	$1,114,967	752%
Percent of total revenue	8%	1%

  Net other income was $1,263,162 for the nine months ended March 31, 2021 compared to net other income of $148,195 for the nine months ended March 31, 2020. Other income increased due to recognition of a gain on debt extinguishment and higher interest income resulting from an increase of total cash held in short term investments offset in part by the increase in interest expense associated with financing arrangements for equipment purchased under a lease arrangement with a bank.  The financing arrangement was paid off in August 2020.

Preferred Dividends

	Nine Months Ended March 31,		Variance
	2021	2020	Dollars	Percent
Preferred dividends	$439,833	$439,833	$-	-%
Percent of total revenue	3%	3%

  Dividends accrued on the Company’s Series B-1 Preferred was $439,833 for the nine months ended March 31, 2021 and 2020. Dividends remained flat in the comparable period.

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

	As of		Variance
	March 31, 2021	June 30, 2020	Dollars	Percent
Cash and cash equivalents	$23,176,092	$20,345,330	$2,830,762	14%

We have historically funded our operations with cash from operations, equity financings, and borrowings from the issuance of debt, including our existing line of credit with U.S. Bank N.A.

Cash was $23,176,092 and $20,345,330 at March 31, 2021 and June 30, 2020, respectively. This 14% increase is principally the result of growth in both software and MarketPlace revenue, collection of accounts receivable, and extinguished debt.

Net Cash Flows from Operating Activities

	Nine Months Ended March 31,		Variance
	2021	2020	Dollars	Percent
Cash provided by operating activities	$3,350,553	$2,274,427	$1,076,127	47%

Net cash provided by operating activities is summarized as follows:

	Nine Months Ended March 31,
	2021	2020
Net income	$2,950,882	$1,113,441
Noncash expense and income, net	490,413	1,336,460
Net changes in operating assets and liabilities	(90,742)	(175,474)
	$3,350,553	$2,274,427

Net cash provided by operating activities increased 47% due largely to higher revenues and lower operating costs. Noncash expense decreased by $846,047 in the nine months ended March 31, 2021 compared to March 31, 2020 as a result of gain on debt extinguishment and an increase in depreciation and amortization offset by a decrease in stock compensation expense.

Net Cash Flows Used in Investing Activities

	Nine Months Ended March 31,		Variance
	2021	2020	Dollars	Percent
Cash used in investing activities	$(105,391)	$(642,922)	$(537,531)	-84%

Net cash used in investing activities for the nine months ended March 31, 2021 was $105,391 compared to net cash used in investing activities of $642,922 for the nine months ended March 31, 2020. This decrease in cash used in investing activities for the nine months ended March 31, 2021 was primarily due to the buildout of new Murray, UT headquarters and expansion of our data center that was completed in 2020 that did not occur in the same period in 2021.

Net Cash Flows from Financing Activities

	Nine Months Ended March 31,		Variance
	2021	2020	Dollars	Percent
Cash used in financing activities	$(414,400)	$(2,357,373)	$(1,942,973)	-82%

Net cash used in financing activities totaled $414,400 for the nine months ended March 31, 2021 as compared to cash used in financing activities of $2,357,373 for the nine months ended March 31, 2020. The decrease in net cash used in financing activities is primarily attributable to the payoff of a financing arrangement with a bank partially offset by a decrease in our stock buyback program.

Working Capital

At March 31, 2021, the Company had working capital of $20,587,385, as compared to working capital of $18,236,664 at June 30, 2021. This $2,350,721 increase in working capital is primarily due to an increase in cash resulting from higher revenue.

	As of March 31,	As of June 30,	Variance
	2021	2020	Dollars	Percent
Current assets	$31,273,486	$27,148,911	$4,124,575	15%

Current assets as of March 31, 2021 totaled $31,273,486, an increase of $4,124,575, as compared to $27,148,911 as of June 30, 2020. The increase in current assets is primarily attributable to an increase in cash of $2,830,762, an increase in contract assets and prepaid expense of $702,428 and an increase in accounts receivable of $591,385.

	As of March 31,	As of June 30,	Variance
	2021	2020	Dollars	Percent
Current liabilities	$10,686,101	$8,912,247	$1,773,854	20%

Current liabilities totaled $10,686,101 as of March 31, 2021 as compared to $8,912,247 as of June 30, 2021. The comparative increase in current liabilities is primarily attributable to an increase of $1,340,000 in our line of credit, $1,223,962 increase comprised of accrued liabilities and accounts payable, offset by a decrease of $790,108 of current portion of the notes payable and extinguished debt.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenue, and results of operation, liquidity or capital expenditures.

Contractual obligations

Total contractual obligations and commercial commitments as of March 31, 2021 are summarized in the following table:

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Finance lease obligations	$-	$-	$-	$-	$-
Operating lease obligation	717,241	122,400	244.800	244,800	105,241

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

Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. At March 31, 2021, the debt portfolio was composed of approximately 0% fixed rate debt and 100% variable rate debt.

	March 31, 2021 (Unaudited)	Percent of Total Debt
Fixed rate debt	$-	-%
Variable rate debt	6,000,000	100%
Total debt	$6,000,000	100%

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2021:

Cash:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$23,176,092	1.81%

ITEM 4.  CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2021 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PARK CITY GROUP, INC.

Date: May 17, 2021	By:	/s/ Randall K. Fields
Randall K. Fields
Chair of the Board and Chief Executive Officer (Principal Executive Officer)

PARK CITY GROUP, INC.

Date: May 17, 2021	By:	/s/ John R. Merrill
John R. Merrill
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)