Form 10-K
period 2021-06-30
PARK CITY GROUP INC
filed 2021-09-28
CIK 50471

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021
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
[  ] Yes   [X] No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as December 31, 2020 which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $55,192,000 (at a closing price of $4.79 per share).

As of September 28, 2021, 19,395,152 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference certain information from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2021.

TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-K
YEAR ENDED JUNE 30, 2021

-i-

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including the risk factors set forth below and elsewhere in this Report. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Statements made herein are as of the date of the filing of this Annual Report on Form 10-K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Recent Developments

During the second half of fiscal year 2021, ReposiTrak launched two new products designed to expand market share in the manufacturing segment: Certificate of Analysis Automation and Active-QMS for Quality Management. Both solutions were developed at the request of existing Compliance Management Solution customers and improve competitiveness in the manufacturing/food supply chain with synergistic solutions for growth in existing customers and increasing competitiveness for new business focused on quality management.

The quality management solution also has application in the retail sector, in central commissaries, distribution centers, and even task management in stores.

Another major new product initiative commenced in February 2021, as ReposiTrak joined with a group of major retailers and wholesalers to form the Food Traceability Leadership Consortium (“FTLC”), in response to the Food and Drug Administration's (“FDA”) announcement regarding the increase of food traceability requirements under the FSMA. The expanded traceability requirements proposed by the FDA have far reaching consequences for the US food supply chain, from farms to fisheries down to retail stores, due to new, detailed documentation requirements designed to support more effective recalls.

These new proposed requirements create substantial data and records management challenges for all supply chain trading partners, many of whom do not have this capability today. The risk is that the supply chain will become fractious array of inoperable systems that could lead to massive operational complexity and expense escalation. The FTLC founding members worked collaboratively with ReposiTrak to develop a complete food traceability solution that meets all the FDA FSMA proposed reporting requirements at a very large manageable cost, based on the ReposiTrak supply chain platform which tracks product/shipment data in a similar manner today for cost and inventory control purposes.

The new solution, called the ReposiTrak Traceability Network, is launching in September 2021 with phased roll outs at suppliers and retailers, and is expected to scale rapidly throughout fiscal year 2022, based on the existing Compliance Management user network.

COVID-19

There are many uncertainties regarding COVID-19, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its services, customers, employees, vendors, and business partners. While the pandemic did not materially adversely affect the Company’s financial results and business operations in the Company’s fiscal years ended June 30, 2020 or 2021, we are unable to predict the impact that COVID-19 will have on its future financial position and operating results due to numerous uncertainties. The Company expects to continue to assess the evolving impact of COVID-19 and intends to make adjustments to its responses accordingly.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States. On April 23, 2020, the Company received proceeds from a loan in the amount of approximately $1.1 million from its lender, U.S. Bank National Association (the “Lender”), pursuant to approval by the U.S. Small Business Administration (the “SBA”) for the Lender to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the CARES Act administered by the SBA. In accordance with the requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs, covered rent payments, and covered utilities during the eight-week period commencing on the date of loan approval. The PPP Loan was scheduled to mature on April 23, 2022, with a 1.00% interest rate, and was subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act. The PPP Loan was forgiven on December 19, 2020.

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

●
ReposiTrak Supply Chain Solutions help the Company’s customers to more efficiently manage relationships with suppliers so that they can “stock less and sell more” by reducing inventory, labor costs and waste while also increasing revenue. The Company is a leader in helping its customers to manage their relationship with Direct Store Delivery (“DSD”) suppliers. The Company has observed that its customers are shifting a greater percentage of their product mix to DSD suppliers to lower their operating costs. Through a process known as Scan Based Trading the Company enables its customers to sell products from DSD suppliers on a consignment basis, which lowers their working capital requirements by shifting the financial burden of the inventory to the supplier. Other Supply Chain solutions include ScoreTracker, Vendor Managed Inventory, Store Level Ordering and Replenishment, Enterprise Supply Chain Planning, Fresh Market Manager and ActionManager®, all of which are designed to aid the Company’s customer in managing inventory, product mix and labor while improving sales through the reduction of out of stocks by improving visibility and forecasting.

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

Customers

The Company is currently engaged primarily by food related consumer goods retailers, wholesalers, and their suppliers. The bulk of the Company’s customers are in the U.S. consumer retail sector for food and general merchandise. However, the Company is opportunistic and will offer its solutions to a wide variety of other potential customers. Target Corporation accounted for approximately 9.2% of the Company’s total revenue in the fiscal year ended June 30, 2021.

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

Employees

As of June 30, 2021, the Company employed a total of 70 employees. Of these employees, 15 are located overseas. The Company plans to continue expanding its offshore workforce to augment its analytics services offerings, expand its professional services and to provide additional programming resources. The employees are not represented by any labor union.

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

Our marketing strategy emphasizes sales of subscription-based services, instead of annual licenses, and using Spokes to connect to our Hubs. This strategy has resulted in the development of a foundation of retail and wholesale Hubs to which suppliers can be “connected”, thereby accelerating future growth. If, however, this marketing strategy fails, revenue and operations will be negatively affected. We had net income of $4,117,395 for the year ended June 30, 2021, compared to a net income of $1,593,269 for the year ended June 30, 2020. Although we generated net income in the year ended June 30, 2021, there can be no assurance that we will achieve profitability in future periods. We cannot provide assurance that we will continue to generate revenue or have sustainable profits. If we do not operate profitably in the future, our current cash resources will be used to fund our operating losses. Continued losses would have an adverse effect on the long-term value of our Common Stock and any investment in the Company.

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

The global COVID-19 pandemic could adversely impact our operations or those of our customers. The extent to which COVID-19 impacts our operations and those of our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence. If the public continues to avoid public spaces, including retail stores, or if we, or any of our customers encounter any disruptions to our or their respective operations, facilities or stores, or if our customers were to partially or fully shut down due to COVID-19, then we or they may be prevented or delayed from effectively operating our or their business, respectively, and the marketing and sale of our services and our financial results could be adversely affected.

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

The shares may be substantially diluted due to the following:

●
issuance of Common Stock in connection with funding agreements with third parties and future issuances of Common Stock and the Company’s Preferred Stock, par value $0.01 (“Preferred Stock ”) by the Board of Directors; and

●
the Board of Directors has the power to issue additional shares of Common Stock and Preferred Stock and the right to determine the voting, dividend, conversion, liquidation, preferences and other conditions of the shares without shareholder approval.

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

Our officers and directors control approximately 41% of our Common Stock. Randall K. Fields, our Chief Executive Officer, controls 34% of our Common Stock. Consequently, Mr. Fields, individually, and our officers and directors, as stockholders acting together, can significantly influence all matters requiring approval by our stockholders, including the election of directors and significant corporate transactions, such as mergers or other business combination transactions.

Our corporate charter contains authorized, unissued “blank check” Preferred Stock issuable without stockholder approval with the effect of diluting then current stockholder interests.

Our articles of incorporation currently authorize the issuance of up to 30,000,000 shares of ‘blank check’ Preferred Stock with designations, rights, and preferences as may be determined from time to time by our Board of Directors, of which 700,000 shares are currently designated as Series B Convertible Preferred Stock (“Series B Preferred”) and 550,000 shares are designated as Series B-1 Preferred Stock (“Series B-1 Preferred”). As of June 30, 2021, a total of 625,375 shares of Series B Preferred and 212,402 shares of Series B-1 Preferred were issued and outstanding.

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

Share Price History

Our Common Stock is traded on the NASDAQ Capital Market under the trading symbol “PCYG”. The following table sets forth the high and low sales prices of our Common Stock for the periods indicated:

	Quarterly Common Stock Price Ranges
	2021		2020
Fiscal Quarter Ended	High	Low	High	Low
September 30	$5.45	$3.72	$8.25	$4.76
December 31	$5.53	$3.80	$6.17	$4.27
March 31	$7.91	$4.75	$5.73	$3.33
June 30	$6.97	$4.80	$6.22	$3.40

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

Holders of Record

At June 30, 2021, there were 636 holders of record of our Common Stock with 19,351,935 shares issued and outstanding, 3 holders of Series B Preferred with 625,375 shares issued and outstanding, and 4 holders of Series B-1 Preferred with 212,402 shares issued and outstanding. The number of holders of record and shares of Common Stock issued and outstanding was calculated by reference to the books and records of the Company’s transfer agent.

Issuance of Securities

We issued shares of our Common Stock in unregistered transactions during fiscal year 2021. All of the shares of Common Stock issued in non-registered transactions were issued in reliance on Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and were reported in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K filed with the SEC during the fiscal year ended June 30, 2021. 40,217 shares of Common Stock were issued subsequent to June 30, 2021.

Share Repurchase Program

On May 9, 2019, our Board of Directors approved of the repurchase of up to $4.0 million shares of our Common Stock, which repurchases may be made in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices (the “Share Repurchase Program”). Under the Share Repurchase Program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable laws and regulations, including Rule 12b-18 of the Exchange Act. On March 17, 2020, given the extreme uncertainty due to COVID-19 at the time, the Board suspended the Share Repurchase Program.

On May 18, 2021, our Board of Directors resumed its Share Repurchase Program, and increased the buyback from $4 million to $6 million. The Share Repurchase Program expires 24 months following May 18, 2021, and it may be suspended for periods of time or discontinued at any time, at the Board’s discretion. The total remaining authorization for future shares of Common Stock repurchases under our Share Repurchase Program was $2,050,885 as of June 30, 2021. From time-to-time, our Board may authorize further increases to our Share Repurchase Program.

The following table provides information about repurchases of our Common Stock registered pursuant to Section 12 of the Exchange Act, during the years ended June 30, 2021 and 2020:
Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Amount Available for Future Share Repurchases Under the Plans or Programs

Year Ended June 30, 2020:
July 1, 2019 – September 30, 2019	79,954	$6.43	167,554	$3,000,235
October 1, 2019 – December 31, 2019	174,615	$4.80	342,169	$2,162,557
January 1, 2020 – March 31, 2020	157,616	$5.11	499,785	$1,359,123
April 1, 2020 – June 30, 2020	-	-	-	$1,359,123
Year Ended June 30, 2021:
July 1, 2020 – September 30, 2020	-	$-	-	$1,359,123
October 1, 2020 – December 31, 2020	-	$-	-	$1,359,123
January 1, 2021 – March 31, 2021	84,081	$6.04	584,586	$2,850,880
April 1, 2021 – June 30, 2021	126,927	$6.30	457,659	$2,050,885

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

ITEM 6.	SELECTED FINANCIAL DATA

The disclosures in this section are not required because we qualify as a smaller reporting company under federal securities laws.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis is intended to assist the reader in understanding our results of operations and financial condition. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K (this "Annual Report"). This Annual Report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act. All statements, other than statements of historical fact, included in this Annual Report that address activities, events or developments that we expect, project, believe, or anticipate will or may occur in the future, including matters having to do with expected and future revenue, our ability to fund our operations and repay debt, business strategies, expansion and growth of operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by us, our performance on our current contracts and our success in obtaining new contracts, our ability to attract and retain qualified employees, and other factors, many of which are beyond our control. You are cautioned that these forward-looking statements are not guarantees of future performance and those actual results or developments may differ materially from those projected in such statements.

Overview

The Company is a SaaS provider, and the parent company of ReposiTrak, a B2B e-commerce, compliance, and supply chain management platform company that partners with retailers, wholesalers, and product suppliers to help them source, vet, and transact with their suppliers in order to accelerate sales, control risks, and improve supply chain efficiencies. The Company’s fiscal year ends on June 30. References to fiscal 2021 refer to the fiscal year ended June 30, 2021.

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

We have determined that technological feasibility for our software products is reached shortly after a working prototype is complete and meets or exceeds design specifications including functions, features, and technical performance requirements.  Costs incurred after technological feasibility is established have been and will continue to be capitalized until such time as when the product or enhancement is available for general release to customers. The Company capitalized software development costs of $171,733 in the fiscal year ended June 30, 2021.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenue and results of operation, liquidity or capital expenditures.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15 Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments in this update apply to an entity who is a customer in a hosting arrangement accounted for as a service contract. The update requires a customer in a hosting arrangement to capitalize certain implementation costs. Costs associated with the application development stage of the implementation should be capitalized and costs with the other stages should be expensed. For instance, costs for training and data conversion should be expensed. The capitalized implementation costs should be expensed over the term of the hosting arrangement, which is the noncancelable period plus periods covered by an option to extend if the customer is reasonably certain to exercise the option. Impairment of the capitalized costs should be considered similar to other intangibles. The effective date of this update is effective for annual reporting periods beginning after December 15, 2019 for public entities and after December 15, 2020 for all other entities with early adoption permitted. The Company is a customer in a hosting arrangement and may enter into new arrangements in the future. The Company adopted the standard during the second quarter of fiscal year 2020. This standard did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, amends, and adds disclosure requirements for fair value measurements. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the standard during the second quarter of fiscal year 2020. This standard did not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07 Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this update, equity-based payments to non-employees was accounted for under Subtopic 505-50 resulting in significant differences between the accounting for share-based payments to non-employees as compared to employees. One of the most significant changes is that non-employee share-based awards (classified as equity awards) may be measured at grant-date fair value and not have to be continually revalued until the service/goods are rendered. The update also indicates that share-based awards related to financing and awards granted to a customer in conjunction with selling goods or services are not included in Topic 718. This standard is effective for interim and annual reporting periods beginning after December 15, 2018 for public entities and December 15, 2019 for all other entities. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted the standard during the first quarter of fiscal year 2020. This standard did not have a material impact on the Company’s consolidated financial statements.

  In January 2017, the FASB issued ASU 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which amends and simplifies the accounting standard for goodwill impairment. The new standard removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount a reporting unit’s carrying value exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. The Company adopted the standard during the fourth quarter of fiscal year 2020. This standard did not have a material impact on the Company’s consolidated financial statements.

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

Results of Operations – Fiscal Years Ended June 30, 2021 and 2020

Revenue

	Year Ended June 30, 2021	$ Change	% Change	Year Ended June 30, 2020
Revenue	$21,007,076	$969,022	5%	$20,038,054

During the fiscal year ended June 30, 2021, the Company had revenue of $21,007,076 compared to $20,038,054 for the year ended June 30, 2020, a 5% increase. The increase in revenue was due to growth in both subscription revenue and Marketplace revenue, partially offset by approximately $145,500 in one-time license revenue that occurred in 2020 that did not reoccur in 2021.

During fiscal 2021, as COVID-19 disrupted supply chains and generated shortages in products, our ability to source hard to find items for our customers resulted in increased revenue attributable to MarketPlace. These products largely consisted of personel protective equipment ("PPE") which includes nitrile gloves, masks, freezers and telecommunication equipment. While the Company has experienced a significant increase in Marketplace revenue for PPE during the height of COVID-19, it is uncertain whether demand for PPE will continue at the same level. As a result, we may experience reduced demand for MarketPlace attributable to PPE as the pandemic begins to abate.

Cost of Services and Product Support

	Year Ended June 30, 2021	$ Change	% Change	Year Ended June 30, 2020
Cost of service and product support	$6,884,647	$(112,777)	-2%	$6,997,424
Percent of total revenue	33%			35%

Cost of services and product support was $6,884,647 or 33% of total revenue, and $6,997,424 or 35% of total revenue for the years ended June 30, 2021 and 2020, respectively, a 2% decrease. This decrease is primarily the result of (i) higher expense associated to MarketPlace and the sales of PPE; and (ii) an increase in hardware/software non-capitalized items required for updating our information systems security, maintaining equipment licensing and other database systems.

While we have experienced a significant increase in Marketplace costs and corresponding revenue during the pandemic due to demand in PPE, it is unclear what level of ongoing Marketplace costs we may experience as the pandemic begins to abate.

Sales and Marketing Expense

	Year Ended June 30, 2021	$ Change	% Change	Year Ended June 30, 2020
Sales and marketing	$4,995,578	$(779,731)	-14%	$5,775,309
Percent of total revenue	24%			29%

The Company’s sales and marketing expense was $4,995,578, or 24% of total revenue, and $5,775,309, or 29% of total revenue, for the fiscal years ended June 30, 2021 and 2020, respectively, a 14% decrease. This decrease in sales and marketing expense is due primarily to a decrease in variable compensation, a reduction in trade show expense, and lower sales and marketing travel expense.

General and Administrative Expense

	Year Ended June 30, 2021	$ Change	% Change	Year Ended June 30, 2020
General and administrative	$5,214,936	$266,493	5%	$4,948,443
Percent of total revenue	25%			25%

The Company’s general and administrative expense was $5,214,936, or 25% of total revenue, and $4,948,443 or 25% of total revenue for the years ended June 30, 2021 and 2020, respectively, a 5% increase. General and administrative expense increased year over year due to an increase in bad debt expense and higher insurance costs. These increases were partially offset by lower general overhead due to cost cutting measures and natural reductions due to our “work from home” status since April of 2020.

Depreciation and Amortization Expense

	Year Ended June 30, 2021	$ Change	% Change	Year Ended June 30, 2020
Depreciation and amortization	$1,019,515	$180,649	22%	$838,866
Percent of total revenue	5%			4%

The Company’s depreciation and amortization expense was $1,019,515 and $838,866 for the years ended June 30, 2021 and 2020, respectively, a 22% increase. This increase is due to the expansion of new equipment for the Company’s information technology infrastructure, buildout of our corporate headquarters, and expansion of our data center completed in June 2020.

Other Income and Expense

	Year Ended June 30, 2021	$ Change	% Change	Year Ended June 30, 2020
Other income and (expense)	$1,301,892	$1,144,716	728%	$157,176
Percent of total revenue	6%			1%

Other income was $1,301,892 compared to $157,176 for the years ended June 30, 2021, and 2020, respectively, a 728% increase. Other income increased due to recognition of a gain on debt extinguishment and higher interest income resulting from an increase of total cash held in short term investments offset in part by the increase in interest expense associated with financing arrangements for equipment purchased under a lease arrangement with a bank.  The financing arrangement was paid off in August 2020.

Preferred Dividends

	Year Ended June 30, 2021	$ Change	% Change	Year Ended June 30, 2020
Preferred dividends	$586,444	$-	-%	$586,444
Percent of total revenue	3%			3%

Dividends accrued on the Company’s Series B Preferred and Series B-1 Preferred was $568,444 for the years ended June 30, 2021 and 2020, respectively. Dividends remained flat in the comparable periods.

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

	Year Ended June 30, 2021	$ Change	% Change	Year Ended June 30, 2020
Cash and Cash Equivalents	$24,070,322	$3,724,992	18%	$20,345,330

We have historically funded our operations with cash from operations, equity financings, and borrowings from the issuance of debt, including our existing line of credit with U.S. Bank N.A.

Cash was $24,070,322 and $20,345,330 at June 30, 2021 and 2020, respectively. This 18% increase is principally the result of growth in both software and MarketPlace revenue, collection of accounts receivable, and extinguished debt.

Net Cash Flows from Operating Activities

	Year Ended June 30, 2021	$ Change	% Change	Year Ended June 30, 2020
Cash provided by operating activities	$5,401,815	$1,205,676	29%	$4,196,139

Net cash provided by operating activities is summarized as follows:

	2021	2020
Net income	$4,117,395	$1,593,269
Noncash expense and income, net	1,388,831	2,084,287
Net changes in operating assets and liabilities	(104,411)	518,583
	$5,401,815	$4,196,139

Net cash provided by operating activities for the year ended June 30, 2021 was $5,401,815 compared to net cash provided by in operating activities of $4,916,139 for the year ended June 30, 2020. Net cash provided by operating activities increased 29% due largely to higher revenues and lower operating costs. Noncash expense decreased by $695,456 in the year ended June 30, 2021 compared to June 30, 2020 as a result of gain on debt extinguishment and an increase in depreciation and amortization offset by a decrease in stock compensation expense.

Net Cash Flows Used in Investing Activities

	Year Ended June 30, 2021	$ Change	% Change	Year Ended June 30, 2020
Cash used in investing activities	$(318,873)	331,549	-51%	$(650,422)

Net cash used in investing activities for the year ended June 30, 2021 was $318,873 compared to net cash used in investing activities of $650,422 for the year ended June 30, 2020. This decrease in cash used in investing activities for the year ended June 30, 2021 was primarily due to the buildout of new Murray, UT headquarters and expansion of our data center that was completed in 2020 that did not occur in the same period in 2021.

Net Cash Flows from Financing Activities

	Year Ended June 30, 2021	$ Change	% Change	Year Ended June 30, 2020
Cash used in financing activities	$(1,357,950)	$451,860	-25%	$(1,809,810)

Net cash used in financing activities totaled $1,357,950 for the year ended June 30, 2021 compared to net cash used in financing activities of $1,809,810 for the year ended June 30, 2020. The decrease in net cash used in financing activities is primarily attributable to the August 2020 payoff of a financing arrangement with a bank partially offset by a decrease in our stock buyback program.

Liquidity and Working Capital

At June 30, 2021, the Company had positive working capital of $20,400,991, as compared with positive working capital of $18,236,664 at June 30, 2020.  This $2,164,327 increase in working capital is primarily due to an increase in cash resulting from higher revenue.

	As of June 30,	As of June 30,	Variance
	2021	2020	Dollars	Percent
Current assets	$29,701,774	$27,148,911	$2,552,863	9%

Current assets as of June 30, 2021 totaled $29,701,774, an increase of $2,552,863, as compared to $27,148,911 as of June 30, 2020. The increase in current assets is primarily attributable to an increase in cash of $3,724,992, a decrease in contract assets and prepaid expense of $1,056,512 and a decrease in accounts receivable of $115,617.

	As of June 30,	As of June 30,	Variance
	2021	2020	Dollars	Percent
Current liabilities	$9,300,783	$8,912,247	$388,536	4%

Current liabilities totaled $9,300,783 as of June 30, 2021 as compared to $8,912,247 as of June 30, 2020. The comparative increase in current liabilities is primarily attributable to an increase of $1,340,000 in our line of credit, $161,356 decrease comprised of accrued liabilities and accounts payable, offset by a decrease of $790,108 of current portion of the notes payable and extinguished debt.

 While no assurances can be given, management currently believes that the Company will continue to increase its cash flow from operations and working capital position in subsequent periods, and that it will have adequate cash resources to fund its operations and satisfy its debt obligations for at least the next 12 months.

Contractual Obligations

Total contractual obligations and commercial commitments as of June 30, 2021 are summarized in the following table:

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$695,370	$90,156	$194,326	$214,783	$196,105

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

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2021. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of June 30, 2021, based on the framework and criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2021.

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

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2021.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2021.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2021.

PART IV

ITEM 15.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits, Financial Statements and Schedules

Exhibit Number	Description
3.1	Articles of Incorporation (Incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14C dated June 5, 2002). (1)
3.2	Certificate of Amendment (Incorporated by reference from Exhibit 3.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended Sept 30, 2005, dated November 10, 2005). (2)
3.3	Certificate of Amendment (Incorporated by reference from Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006, dated September 29, 2006). (3)
3.4	Certificate of Amendment (Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 28, 2017). (13)
3.5	Amended and Restated Bylaws (Incorporated by reference from Exhibit 3.1 the Company’s Current Report on Form 8-K dated October 21, 2016). (11)
4.1	Certificate of Designation of the Series B Convertible Preferred Stock (Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 21, 2010). (4)
4.2
Fourth Amended and Restated Certificate of Designation of the Relative Rights, Powers and Preferences of the Series B Preferred Stock of Park City Group, Inc. (Incorporated by reference from Exhibit 4.1 the Company’s Current Report on Form 8-K dated January 14, 2016). (10)

4.3
First Amended and Restated Certificate of Designation of the Relative Rights, Powers and Preferences of the Series B-1 Preferred Stock of Park City Group, Inc. (Incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 14, 2016). (10)

10.1
Amendment to Loan Agreement and Note, by and between U.S. Bank National Association and the Company, dated September 15, 2009 (Incorporated by reference from Exhibit 10.1 the Company’s Current Report on Form 8-K dated September 30, 2009). (5)

10.2
Amendment to Loan Agreement and Note, by and between U.S. Bank National Association and the Company, dated May 5, 2010 (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 6, 2010). (6)

10.3
Second Amended and Restated 2011 Stock Incentive Plan, dated April 1, 2013 (Incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-8, dated September 4, 2013). (7)

10.4
Second Amended and Restated 2011 Employee Stock Purchase Plan, dated April 1, 2013 (Incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-8, dated September 4, 2013). (7)

10.5	Fields Employment Agreement (Incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K dated September 11, 2014). (9)
10.6	Services Agreement (Incorporated by reference from the Company’s Form 10-K dated September 11, 2014).(9)
10.7
Amendment No. 1 to the Employment Agreement, by and between Park City Group, Inc., Randall K. Fields and Fields Management, Inc., dated July 1, 2016 (Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated November 7, 2016). (12)

10.8
Amendment No. 1 to the Second Amended and Restated 2011 Stock Incentive Plan of Park City Group, Inc., dated August 3, 2017 (Incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated November 9, 2017) (15)

10.9
Amendment No. 1 to the Second Amended and Restated 2011 Employee Stock Purchase Plan of Park City Group, Inc., dated August 3, 2017 (Incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-8 dated November 9, 2017) (15)

10.10	Amendment to Services Agreement (Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated May 10, 2018). (16)
10.11
Amendment to Note, by and between U.S. Bank National Association and the Company, dated January 9, 2019 (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 15, 2019). (17)

10.12	Master Lease Agreement, dated January 9, 2019 (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 15, 2019). (17)
10.13
Employment Agreement by and between John Merrill and Park City Group, Inc., dated May 29, 2019 (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 31, 2019). (18)

10.14
Loan Agreement by and between U.S. Bank National Association and the Company, dated April 23, 2020 (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 27, 2020). (19)

10.15
Amendment No. 2 to the Second Amended and Restated 2011 Employee Stock Purchase Plan of Park City Group, Inc., dated March 17, 2021 (Incorporated by reference from Exhibit 10.1 to the Company’s Form S-8 dated April 12, 2021). (20)

14.1	Code of Ethics and Business Conduct (Incorporated by reference from the Company’s Annual Report Form 10-KSB for the period ended June 30, 2008, dated September 29, 2008). (8)
21	List of Subsidiaries (Incorporated by reference from the Company’s Annual Report on Form 10-K for the period ended June 30, 2017, dated September 13, 2017). (14)
23.1	Consent of Haynie & Company, dated September 28, 2021*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *

(1)	Incorporated by reference from our Form DEF 14C dated June 5, 2002.
(2)	Incorporated by reference from our Form 10-QSB for the year ended Sept 30, 2005.
(3)	Incorporated by reference from our Form 10-KSB dated September 29, 2006.
(4)	Incorporated by reference from our Form 8-K dated July 21, 2010.
(5)	Incorporated by reference from our Form 8-K dated September 30, 2009.
(6)	Incorporated by reference from our Form 8-K dated May 6, 2010.
(7)	Incorporated by reference from our Registration Statement on Form S-8 dated September 4, 2013.
(8)	Incorporated by reference from our Form 10-KSB dated September 29, 2008.
(9)	Incorporated by reference from our Form 10-K dated September 11, 2014.
(10)	Incorporated by reference from our Form 8-K dated January 14, 2016.
(11)	Incorporated by reference from our Form 8-K dated October 21, 2016.
(12)	Incorporated by reference from our Form 10-Q dated November 7, 2016.
(13)	Incorporated by reference from our Form 8-K dated July 28, 2017.
(14)	Incorporated by reference from our Form 10-K dated September 13, 2017.
(15)	Incorporated by reference from our Registration Statement on Form S-8 dated November 9, 2017.
(16)	Incorporated by reference from our Form 10-Q dated May 10, 2018.
(17)	Incorporated by reference from our Form 8-K dated January 15, 2019.
(18)	Incorporated by reference from our Form 8-K dated May 31, 2019.
(19)	Incorporated by reference from our Form 8-K dated April 27, 2020.
(20)	Incorporated by reference from our Form 8-K dated April 12, 2021.
*	Filed herewith

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK CITY GROUP, INC.
(Registrant)
Date: September 28, 2021	By: /s/ Randall K. Fields
Principal Executive Officer, Chair of the Board and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall K. Fields	Chair of the Board and Director,	September 28, 2021
Randall K. Fields	Chief Executive Officer (Principal Executive Officer)
/s/ John Merrill	Chief Financial Officer	September 28, 2021
John Merrill	(Principal Financial Officer & Principal Accounting Officer)
/s/ Robert W. Allen	Director, and Compensation	September 28, 2021
Robert W. Allen	Committee Chair
/s/ Peter J. Larkin	Director	September 28, 2021
Peter J. Larkin
/s/ Ronald C. Hodge	Director, and Audit Committee Chair	September 28, 2021
Ronald C. Hodge

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Park City Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Park City Group, Inc. (the Company) as of June 30, 2021 and 2020, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Multiple Element Arrangements

Description of the Matter:

The Company recognized approximately $21 million in revenue during the year ended June 30, 2021. As discussed in Note 2 to the financial statements, the Company enters into several different types of revenue arrangements that often consist of multiple performance obligations. Management must use judgment to determine the appropriate value and allocation of revenue to these performance obligations.

Auditing management’s assumptions and judgments can be complex, involves judgment, and requires a thorough understanding of the Company’s various revenue streams.

How We Addressed the Matter in Our Audit:

We obtained and reviewed documentation to support the revenue recognition criteria. We tested performance obligations by reviewing the underlying contracts, evaluating management’s determination of the method and timing of measuring revenue, and testing management’s allocation of revenue to the performance obligations. Lastly, we tested the design and operating effectiveness of internal controls over the revenue cycle as well as the Information Technology General Controls as these heavily impact the revenue cycle.

Haynie & Company
Salt Lake City, Utah
September 28, 2021

We have served as the Company’s auditor since 2016.

PARK CITY GROUP, INC.
Consolidated Balance Sheets

Assets	June 30, 2021	June 30, 2020
Current Assets
Cash	$24,070,322	$20,345,330
Receivables, net of allowance for doubtful accounts of $234,693 and $251,954 at June 30, 2021 and 2020, respectively	3,891,699	4,007,316
Contract asset – unbilled current portion	1,248,936	2,300,754
Prepaid expense and other current assets	490,817	495,511

Total Current Assets	29,701,774	27,148,911

Property and equipment, net	2,589,194	3,003,402

Other Assets:
Deposits, and other assets	22,414	22,414
Prepaid expense – less current portion	47,987	77,030
Contract asset – unbilled long-term portion	408,925	838,726
Operating lease – right-of-use asset	695,371	781,137
Customer relationships	525,600	657,000
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	171,732	18,539

Total Other Assets	22,755,915	23,278,732

Total Assets	$55,046,883	$53,431,045

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$467,194	$407,497
Accrued liabilities	988,092	1,123,528
Contract liability - deferred revenue	1,755,341	1,845,347
Lines of credit	6,000,000	4,660,000
Operating lease liability - current	90,156	85,767
Current portion of notes payable	-	310,242
Current portion of paycheck protection program loans	-	479,866

Total current liabilities	9,300,783	8,912,247

Long-term liabilities
Operating lease liability – less current portion	605,214	695,369
Notes payable, less current portion	-	610,512
Paycheck protection program loans	-	629,484

Total liabilities	9,905,997	10,847,612

Commitments and contingencies

Stockholders’ equity:
Preferred Stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 625,375 shares issued and outstanding at June 30, 2021 and 2020;	6,254	6,254
Series B-1 Preferred, 550,000 shares authorized; 212,402 shares issued and outstanding at June 30, 2021 and 2020, respectively	2,124	2,124
Common Stock, $0.01 par value, 50,000,000 shares authorized; 19,351,935 and 19,484,485 issued and outstanding at June 30, 2021 and 2020, respectively	193,522	194,847
Additional paid-in capital	74,298,924	75,271,097
Accumulated deficit	(29,359,938)	(32,890,889)

Total stockholders’ equity	45,140,886	42,583,433

Total liabilities and stockholders’ equity	$55,046,883	$53,431,045

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended June 30,
	2021	2020

Revenue	$21,007,076	$20,038,054

Operating expense:
Cost of revenue and product support	6,884,647	6,997,424
Sales and marketing	4,995,578	5,775,309
General and administrative	5,214,936	4,948,443
Depreciation and amortization	1,019,515	838,866
Total operating expense	18,114,676	18,560,042

Income from operations	2,892,400	1,478,012

Other income (expense):
Interest income	237,269	224,908
Interest expense	(106,680)	(67,732)
Unrealized gain on short term investments	61,953	-
Gain on debt extinguishment	1,109,350	-

Income before income taxes	4,194,292	1,635,188

(Provision) for income taxes	(76,897)	(41,919)

Net income	4,117,395	1,593,269

Dividends on Preferred Stock	(586,444)	(586,444)

Net income applicable to common shareholders	$3,530,951	$1,006,825

Weighted average shares, basic	19,502,000	19,651,000
Weighted average shares, diluted	19,754,000	19,863,000
Basic earnings per share	$0.18	$0.05
Diluted earnings per share	$0.18	$0.05

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2019	625,375	6,254	212,402	2,124	19,793,372	197,936	76,908,566	(33,897,714)	43,217,166

Stock issued for:
Accrued compensation	-	-	-	-	76,575	766	396,223	-	396,989
Cash	-	-	-	-	26,723	267	120,657	-	120,924
Preferred Dividends-Declared	-	-	-	-	-	-	-	(586,444)	(586,444)
Stock Buyback	-	-	-	-	(412,185)	(4,122)	(2,154,349)	-	(2,158,471)
Net income	-	-	-	-	-	-	-	1,593,269	1,593,269
Balance, June 30, 2020	625,375	$6,254	212,402	$2,124	19,484,485	$194,847	$75,271,097	$(32,890,889)	$42,583,433

Stock issued for:
Accrued compensation	-	-	-	-	46,376	464	216,789	-	217,253
Cash	-	-	-	-	32,082	321	117,166	-	117,487
Preferred Dividends-Declared	-	-	-	-	-	-	-	(586,444)	(586,444)
Stock Buyback	-	-	-	-	(211,008)	(2,110)	(1,306,128)	-	(1,308,238)
Net income	-	-	-	-	-	-	-	4,117,395	4,117,395
Balance, June 30, 2021	625,375	$6,254	212,402	$2,124	19,351,935	$193,522	$74,298,924	$(29,359,938)	$45,140,886

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$4,117,395	$1,593,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,019,515	803,002
Amortization of operating right of use asset	85,766	81,604
Stock compensation expense	336,695	399,681
Bad debt expense	1,056,205	800,000
Gain on debt extinguishment	(1,109,350)	-
Decrease (increase) in:
Trade receivables	(199,437)	(205,718)
Long-term receivables, prepaids and other assets	465,978	1,279,674
Increase (decrease) in:
Accounts payable	59,697	(122,797)
Accrued liabilities	(254,601)	(278,255)
Operating lease liability	(85,766)	(81,605)
Deferred revenue	(90,282)	(72,716)

Net cash provided by operating activities	5,401,815	4,196,139

Cash flows from investing activities:
Purchase of property and equipment	(147,140)	(650,422)
Capitalization of software development costs	(171,733)	-

Net cash used in investing activities	(318,873)	(650,422)

Cash flows from financing activities:
Proceeds from employee stock purchase plans	117,487	120,923
Proceeds from issuance of note payable	-	1,109,350
Net increase in lines of credit	1,340,000	-
Dividends paid	(586,444)	(586,444)
Common stock buy-back	(1,308,238)	(2,158,471)
Payments on notes payable and capital leases	(920,755)	(295,168)

Net cash used in financing activities	(1,357,950)	(1,809,810)

Net increase in cash and cash equivalents	3,724,992	1,735,907

Cash and cash equivalents at beginning of period	20,345,330	18,609,423

Cash and cash equivalents at end of period	$24,070,322	$20,345,330

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$167,185	$100,158
Cash paid for interest	$103,411	$16,042

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Common Stock to pay accrued liabilities	$217,253	$396,989
Dividends accrued on Preferred Stock	$586,444	$586,444
Right-of-use asset	$-	$862,741

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2021 and June 30, 2020

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

Recent Developments

During the second half of fiscal year 2021, ReposiTrak launched two new products designed to expand market share in the manufacturing segment: Certificate of Analysis Automation and Active-QMS for Quality Management. Both solutions were developed at the request of existing Compliance Management Solution customers and improve competitiveness in the manufacturing/food supply chain with synergistic solutions for growth in existing customers and increasing competitiveness for new business focused on quality management.

The quality management solution also has application in the retail sector, in central commissaries, distribution centers, and even task management in stores.

Another major new product initiative commenced in February 2021, as ReposiTrak joined with a group of major retailers and wholesalers to form the Food Traceability Leadership Consortium (FTLC), in response to the FDA’s announcement regarding the increase of food traceability requirements under the Food Safety Modernization Act. The expanded traceability requirements proposed by the FDA have far reaching consequences for the US food supply chain, from farms to fisheries down to retail stores, due to new, detailed documentation requirements designed to support more effective recalls.

These new proposed requirements create substantial data and records management challenges for all supply chain trading partners, many of whom do not have this capability today. The risk is that the supply chain will become fractious array of inoperable systems that could lead to massive operational complexity and expense escalation. The FTLC founding members worked collaboratively with ReposiTrak to develop a complete food traceability solution that meets all the FDA FSMA proposed reporting requirements at a very large manageable cost, based on the ReposiTrak supply chain platform which tracks product/shipment data in a similar manner today for cost and inventory control purposes.

The new solution, called the ReposiTrak Traceability Network, is launching in September 2021 with phased roll outs at suppliers and retailers, and is expected to scale rapidly through out fiscal year 2022, based on the existing Compliance Management user network.

COVID-19. There are many uncertainties regarding COVID-19, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its services, customers, employees, vendors, and business partners. While the pandemic did not materially adversely affect the Company’s financial results and business operations during the fiscal years ended June 30, 2021 or June 30, 2020, we are unable to predict the impact that COVID-19 will have on its future financial position and operating results due to numerous uncertainties. The Company expects to continue to assess the evolving impact of COVID-19 and intends to make adjustments to its responses accordingly.

Paycheck Protection Loan. On April 23, 2020, the Company received proceeds from a loan in the amount of approximately $1.1 million from its lender, U.S. Bank National Association (the “Lender”), pursuant to approval by the U.S. Small Business Administration (the “SBA”) for the Lender to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the CARES Act administered by the SBA. On December 19, 2020, the SBA authorized full forgiveness in the amount of approximately $1.1 million under the PPP Loan, and the Company will not need to make any payments on the PPP Loan that U.S. Bank National Association facilitates as an SBA lender. U.S. Bank National Association has applied the forgiveness amount the SBA authorized, plus all accrued interest, to the Company’s PPP Loan. The requirements under this program are established by the SBA. All requests for PPP Loan forgiveness are subject to SBA eligibility.

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

The Company had two customers that accounted for greater than 10% of accounts receivable at June 30, 2021. Customer A had a balance of $967,300 and $0 and customer B had a balance of $404,155 and $122,000, for June 30, 2021 and June 30, 2020, respectively.

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

Warranties

The Company offers a limited warranty against software defects. Customers who are not completely satisfied with their software purchase may attempt to be reimbursed for their purchases outside the warranty period. For the years ending June 30, 2021 and 2020, the Company did not incur any expense associated with warranty claims.

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

The Company adopted the standard during the second quarter of fiscal year 2020. This standard did not have a material impact on the Company’s consolidated financial statements.

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in current and other assets in our consolidated balance sheets and primarily relate to unbilled amounts on fixed-price contracts utilizing the output method of revenue recognition. The table below shows movements in contract assets:

	Contract assets
Balance – June 30, 2020	$3,139,480
Revenue recognized during the period but not billed	-
Amounts reclassified to accounts receivable	(1,391,313)
Other	(90,306)
Balance – June 30, 2021	$1,657,861	(1)

(1)   Contract asset balances for June 30, 2021 include a current and a long-term contract asset, $1,248,936 and $408,925, respectively.

Our contract assets and liabilities are reported at the end of each reporting period. The difference between the opening and closing balances of our contract assets and deferred revenue primarily results from the timing difference between our performance obligations and the customer’s payment. We receive payments from customers based on the terms established in our contracts, which may vary generally by contract type.

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period:

Contract liability
Balance – June 30, 2020	$1,845,347
Amounts billed but not recognized as revenue	1,665,648
Revenue recognized related to the opening balance of deferred revenue	(1,755,654)
Other	-
Balance – June 30, 2021	$1,755,341

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

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by contract-type. All revenues for the years ending June 30, 2020 and 2021 were generated from sales in North America. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market and other economic factors:

	Year Ended, June 30
	2021	2020	Chg $	Chg %
Recurring - Subscription, Support and Services	$17,733,134	$16,043,245	$1,689,889	11%
Non - Recurring - Services	37,121	849,288	(812,167)	-96%
Non - Recurring - License	-	218,250	(218,250)	-100%
Transaction Based - Marketplace	3,236,821	2,927,271	309,550	11%
Total	$21,007,076	$20,038,054	$969,022	5%

Software Development Costs

The Company accounts for research costs of computer software to be sold, leased or otherwise marketed as expense until technological feasibility has been established for the product. Once technological feasibility is established, the company will occasionally capitalize software costs until the product is available for general release to customers. In these instances, the Company determines technological feasibility for its software products to have been reached when a working prototype is complete and meets or exceeds design specifications including functions, features, and technical performance requirements. The Company capitalized software development costs of $171,733 in the fiscal year ended June 30, 2021.

Research and Development Costs

Research and development costs include personnel costs, engineering, consulting, and contract labor and are expensed as incurred for software that has not achieved technological feasibility.

Advertising Costs

Advertising is expensed as incurred. Advertising costs were approximately $5,000 and $54,048 for the years ended June 30, 2021 and 2020, respectively.

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

For the years ended June 30, 2021 and 2020 warrants to purchase 1,085,068 shares of Common Stock were included in the computation of diluted EPS and warrants to purchase 23,737 shares were excluded due to the anti-dilutive effect. Warrants to purchase shares of Common Stock were outstanding at prices ranging $4.00 from to $10.00 per share at June 30, 2021.

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Year ended June 30,
	2021	2020
Numerator
Net income applicable to common shareholders	$3,530,951	$1,006,825

Denominator
Weighted average common shares outstanding, basic	19,502,000	19,651,000
Warrants to purchase Common Stock	252,000	212,000

Weighted average common shares outstanding, diluted	19,754,000	19,863,000

Net income per share
Basic	$0.18	$0.05
Diluted	$0.18	$0.05

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

NOTE 3.	RECEIVABLES

Accounts receivable consist of the following at June 30:

	2021	2020
Accounts receivable	$5,375,598	$6,560,024
Allowance for doubtful accounts	(234,963)	(251,954)
	$5,140,635	$6,308,070

Accounts receivable consist of trade accounts receivable and unbilled amounts recognized as revenue during the year for which invoicing occurs subsequent to year-end. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

NOTE 4.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following at June 30:

	2021	2020
Computer equipment	$4,069,543	$3,974,792
Furniture and equipment	2,237,684	2,185,295
Leasehold improvements	807,816	807,816
	7,115,043	6,697,903
Less accumulated depreciation and amortization	(4,525,849)	(3,964,501)
	$2,589,194	$3,003,402

Depreciation expense for the years ended June 30, 2021 and 2020 was $561,348 and $619,277, respectively.

NOTE 5.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following at June 30:
	2021	2020
Capitalized software costs	$2,909,044	$2,737,312
Less accumulated amortization	(2,737,312)	(2,718,773)
	$171,732	$18,539

Amortization expense for the years ended June 30, 2021 and 2020 was $18,539 and $52,326, respectively.

NOTE 6.	ACQUISITION RELATED INTANGIBLE ASSETS, NET

Customer relationships consist of the following at June 30:
	2021	2020
Customer relationships	$5,537,161	$5,537,161
Less accumulated amortization	(5,011,561)	(4,880,161)
	$525,600	$657,000

Amortization expense for the years ended June 30, 2021 and 2020 was $131,400 and $131,400, respectively.

Estimated aggregate amortization expense per year are as follows:

Years ending June 30:
2022	$131,400
2023	$131,400
2024	$131,400
2025	$131,400

NOTE 7.	ACCRUED LIABILITIES

 Accrued liabilities consist of the following at June 30:

	2021	2020
Accrued stock-based compensation	$348,265	$252,959
Accrued compensation	293,130	383,088
Accrued other liabilities	56,333	207,003
Accrued taxes	146,004	136,117
Accrued dividends	144,360	144,361
	$988,092	$1,123,528

NOTE 8.	NOTES PAYABLE

The Company had the following notes payable obligations at June 30:

Notes Payable:	2021	2020

Note payable to a bank, due in monthly installments of $29,097 bearing interest at 4.99% due April 1, 2023 secured by related capital equipment	$-	$920,754
Unsecured Paycheck Protection Program loans which carries an interest rate of 1%. Principle payments begin on November 23, 2020 in the amount of $61,429.	-	1,109,350
	$-	$2,030,104
Less current portion notes payable	-	(790,108)
	$-	$1,239,996

Paycheck Protection Loan. On December 19, 2020, the SBA authorized full forgiveness in the amount of approximately $1.1 million under the PPP Loan, whereby the Company will not need to make any payments on the PPP Loan that U.S. Bank National Association facilitates as an SBA lender. U.S. Bank National Association has applied the forgiveness amount the SBA authorized, plus all accrued interest, to the Company’s PPP Loan. The requirements under this program are established by the SBA. All requests for PPP Loan forgiveness are subject to SBA eligibility.

NOTE 9.	LINES OF CREDIT

On January 10, 2021, the Company and U.S. Bank entered into an amendment (the “Amendment”) to the outstanding Stand-Alone Revolving Note (the “Revolving Note”), preferred accompanying addendum. Pursuant to the Amendment, the parties agreed to (i) extend the maturity date to December 31, 2021 and (ii) increase the interest rate in the event of a default to 5% per annum.

The line of credit, as amended, is scheduled to mature on December 31, 2021. The balance on the line of credit at June 30, 2021 and June 30, 2020 was $6,000,000 and $4,660,000, respectively.

NOTE 10.	DEFERRED REVENUE

Deferred revenue consisted of the following at June 30:

	2021	2020
Subscription	$1,513,729	$1,596,228
Other	241,612	249,119
	$1,755,341	$1,845,347

NOTE 11.	INCOME TAXES

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

Net deferred tax liabilities consist of the following components at June 30:

	2021	2020
Deferred tax assets:
NOL carryover	$17,044,800	$27,788,000
Allowance for bad debts	61,000	65,500
Accrued expenses	77,200	52,000
Depreciation	(630,200)	(700,400)
Amortization	(687,500)	(565,100)

Valuation allowance	(15,865,300)	(26,640,000)
Net deferred tax asset	$-	$-

The income tax provision differs from the amounts of income tax determined by applying the US federal income tax rate to pretax income from continuing operations for the years ended June 30, 2021 and 2020 due to the following:

	2021	2020

Book income	$1,062,891	$414,250
Stock for services	(25,679)	4.625
Change in accrual	25,286	(3,726)
Life insurance	17,626	17,626
Meals and entertainment	3,505	8,874
Change in allowance	(4,488)	27,594
Change in depreciation	(52,113)	(168,095)
PPP & EIDL loan forgiveness	(288,431)	-
NOL utilization	(738,597)	(301,148)
Valuation allowance	-	-
	$-	$-

At June 30, 2021, the Company had net operating loss carry-forwards of approximately $65,557,000 that may be offset against past and future taxable income from the year 2020 through 2037. A significant portion of the net operating loss carryforwards began to expire in 2019. No tax benefit has been reported in the June 30, 2021 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of June 30, 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before June 30, 2018.

NOTE 12.	COMMITMENTS AND CONTINGENCIES

Leases

On May 1, 2019, the Company completed the expansion of new equipment for the Company’s information technology infrastructure, buildout of its corporate headquarters, and expansion of its collocation data center, which it completed using approximately $1,269,000 (the “Lease Amount”) of funds provided by U.S. Bank to finance equipment and services related to the Company’s expansion and relocation pursuant to that certain lease agreement, originally entered into by and between the Company and U.S. Bank on January 9, 2019 (the “Lease Agreement”). Pursuant to the Lease Agreement, as of May 1, 2019, U.S. Bank is now leasing back the property and equipment purchased by the Company. Pursuant to the Lease Agreement, commencing May 1, 2019, the initial term of the lease shall be 48 months, the Lease Amount shall accrue interest at a rate of 5.0% per annum, and the Company shall be required to make monthly rental payments in the amount of approximately $29,097 per month. On July 30, 2020 the Company made an early repayment of the entire outstanding balance on the note payable due to U.S. Bank in the amount of $960,208. The repayment amount included $64,721 of accrued interest. No repayment penalties were incurred as a result of the transaction.

On June 21, 2018 the Company entered into an office lease at 5252 South Commerce Drive Suite D292, Murray, Utah 84107, providing for the lease of approximately 9,800 square feet for a period of three years, commencing on March 1, 2019. The monthly rent is $10,200.

Minimum future payments, including principal and interest, under the non-cancelable capital leases are as follows:

Year ending June 30:
2022	$81,600

From time to time the Company may enter into or exit from diminutive operating lease agreements for equipment such as copiers, temporary back up servers, etc. These leases are not of a material amount and thus will not in the aggregate have a material adverse effect on our business, financial condition, results of operation or liquidity.

NOTE 13.	EMPLOYEE BENEFIT PLAN

The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 18 are eligible to participate. The Company, at its discretion, may match employee’s contributions at a percentage determined annually by the Board of Directors. The Company does not currently match contributions. There were no expenses for the years ended June 30, 2021 and 2020.

NOTE 14.	STOCKHOLDERS EQUITY

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

During the years ended June 30, 2021 and 2020 the Company issued 40,883 and 61,551 shares to its directors and 37,575 and 41,747 shares to employees and consultants, respectively, under the Amended 2011 Plan. The Company, under its Share Repurchase Program, repurchased 211,008 and 412,185 shares of its Common Stock during the years ended June 30, 2021 and 2020, respectively. Those shares were cancelled and returned to authorized but unissued shares. The Company holds no Treasury Stock. Vested and issued shares under the Amended 2011 plan for the fiscal year ending June 30, 2021 and June 30, 2020, totaling 9,357 and 16,059, respectively are included in the rollforward of Restricted Stock units below.

Restricted Stock Units

	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at July 1, 2019	866,274	$5.47
Granted	1,008	4.96
Vested and issued	(16,059)	9.33
Forfeited	(13,799)	7.74
Outstanding at June 30, 2020	837,424	5.36
Granted	13,249	6.35
Vested and issued	(9,357)	8.74
Forfeited	-	-
Outstanding at June 30, 2021	841,316	5.34

The number of restricted stock units outstanding at June 30, 2021 included 9,288 units that have vested but for which shares of Common Stock had not yet been issued pursuant to the terms of the agreement.

As of June 30, 2021, there was approximately $4.5 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 2.51 years.

Warrants

Outstanding warrants were issued in connection with private placements of the Company’s Common Stock and with the restructuring of the Series B Preferred that occurred in March of 2018. The following table summarizes information about fixed stock warrants outstanding at June 30, 2021:

Warrants Outstanding at June 30, 2021				Warrants Exercisable at June 30, 2021
Range of exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.00	1,085,068	1.60	$4.00	1,085,068	$4.00
$10.00	23,737	1.57	$10.00	23,737	$10.00
	1,108,805	1.60	$4.13	1,108,805	$4.13

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

As of June 30, 2021, a total of 625,375 shares of Series B Preferred and 212,402 shares of Series B-1 Preferred were issued and outstanding.

Share Repurchase Program

On May 9, 2019, our Board of Directors approved of the repurchase of up to $4.0 million shares of our Common Stock, which repurchases may be made in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices (the “Share Repurchase Program”). Under the Share Repurchase Program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable laws and regulations, including Rule 12b-18 of the Exchange Act. On March 17, 2020, given the extreme uncertainty due to COVID-19 at the time, the Board suspended the Share Repurchase Program.

On May 18, 2021, our Board of Directors resumed its Share Repurchase Program, and increased the buyback from $4 million to $6 million. The Share Repurchase Program expires 24 months following May 18, 2021, and it may be suspended for periods of time or discontinued at any time, at the Board’s discretion. The total remaining authorization for future shares of Common Stock repurchases under our Share Repurchase Program was $2,050,885 as of June 30, 2021. From time-to-time, our Board may authorize further increases to our Share Repurchase Program.

The following table provides information about repurchases of our Common Stock registered pursuant to Section 12 of the  Exchange Act, during the years ended June 30, 2021 and 2020:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Amount Available for Future Share Repurchases Under the Plans or Programs

Year Ended June 30, 2020
July 1, 2019 – September 30, 2019:	79,954	$6.43	167,554	$3,000,235
October 1, 2019 – December 31, 2019:	174,615	$4.80	342,169	$2,162,557
January 1, 2020 – March 31, 2020:	157,616	$5.11	499,785	$1,359,123
April 1, 2020 – June 30, 2020:	-	$-	-	$1,359,123

Year Ended June 30, 2021
July 1, 2020 – September 30, 2020:	-	$-	-	$1,359,123
October 1, 2020 – December 31, 2020:	-	$-	-	$1,359,123
January 1, 2021 – March 31, 2021:	84,081	$6.04	584,586	$2,850,880
April 1, 2021 – June 30, 2021:	126,927	$6.30	457,659	$2,050,885

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

NOTE 15.	RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued ASU 2018-15 Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments in this update apply to an entity who is a customer in a hosting arrangement accounted for as a service contract. The update requires a customer in a hosting arrangement to capitalize certain implementation costs. Costs associated with the application development stage of the implementation should be capitalized and costs with the other stages should be expensed. For instance, costs for training and data conversion should be expensed. The capitalized implementation costs should be expensed over the term of the hosting arrangement, which is the noncancelable period plus periods covered by an option to extend if the customer is reasonably certain to exercise the option. Impairment of the capitalized costs should be considered similar to other intangibles. The effective date of this update is effective for annual reporting periods beginning after December 15, 2019 for public entities and after December 15, 2020 for all other entities with early adoption permitted. The Company is a customer in a hosting arrangement and may enter into new arrangements in the future. The Company adopted the standard during the second quarter of fiscal year 2020. This standard did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, amends, and adds disclosure requirements for fair value measurements. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the standard during the second quarter of fiscal year 2020. This standard did not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07 Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this update, equity-based payments to non-employees was accounted for under Subtopic 505-50 resulting in significant differences between the accounting for share-based payments to non-employees as compared to employees. One of the most significant changes is that non-employee share-based awards (classified as equity awards) may be measured at grant-date fair value and not have to be continually revalued until the service/goods are rendered. The update also indicates that share-based awards related to financing and awards granted to a customer in conjunction with selling goods or services are not included in Topic 718. This standard is effective for interim and annual reporting periods beginning after December 15, 2018 for public entities and December 15, 2019 for all other entities. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted the standard during the first quarter of fiscal year 2020. This standard did not have a material impact on the Company’s consolidated financial statements.

  In January 2017, the FASB issued ASU 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which amends and simplifies the accounting standard for goodwill impairment. The new standard removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount a reporting unit’s carrying value exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. The Company adopted the standard during the fourth quarter of fiscal year 2020. This standard did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 16.	RELATED PARTY TRANSACTIONS

Service Agreement.  During the year ended June 30, 2021, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Mr. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields, FMI’s designated executive, who also serves as the Company’s Chair of the Board of Directors, controls FMI. The Company had no payables to FMI at June 30, 2021 and 2020 respectively, under the Service Agreement.

NOTE 17.	SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, through the filing date and noted no further subsequent events that are reasonably likely to impact the Company’s financial statements.