Form 10-Q
period 2021-09-30
PARK CITY GROUP INC
filed 2021-11-15
CIK 50471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to _________.

Commission File Number 001-34941

PARK CITY GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

As of November 15, 2021, 19,399,016 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

PARK CITY GROUP, INC.

PARK CITY GROUP, INC.

Consolidated Condensed Balance Sheets (Unaudited)

Assets	September 30, 2021	June 30, 2021
Current Assets:
Cash	$20,431,158	$24,070,322
Receivables, net of allowance for doubtful accounts of $252,278 and $234,693 at September 30, 2021 and June 30, 2021, respectively	3,997,676	3,891,699
Contract asset – unbilled current portion	984,155	1,248,936
Prepaid expense and other current assets	684,310	490,817
Total Current Assets	26,097,299	29,701,774

Property and equipment, net	1,017,202	2,589,194

Other Assets:
Deposits and other assets	22,414	22,414
Prepaid expense – less current portion	34,907	47,987
Contract asset – unbilled long-term portion	291,833	408,925
Operating lease – right-of-use asset	673,319	695,371
Customer relationships	492,750	525,600
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	157,420	171,732

Total Other Assets	22,556,529	22,755,915

Total Assets	$49,671,030	$55,046,883

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$371,825	$467,194
Accrued liabilities	738,283	988,092
Contract liability - deferred revenue	1,758,710	1,755,341
Lines of credit	-	6,000,000
Operating lease liability - current	91,297	90,156

Total current liabilities	2,960,115	9,300,783

Long-term liabilities:
Operating lease liability – less current portion	582,022	605,214

Total liabilities	3,542,137	9,905,997

Stockholders’ equity:
Preferred Stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 625,375 shares issued and outstanding at September 30, 2021 and June 30, 2021;	6,254	6,254
Series B-1 Preferred, 550,000 shares authorized; 212,402 shares issued and outstanding at September 30, 2021 and June 30, 2021, respectively	2,124	2,124
Common Stock, $0.01 par value, 50,000,000 shares authorized; 19,387,552 and 19,351,935 issued and outstanding at September 30, 2021 and June 30, 2021, respectively	193,878	193,522
Additional paid-in capital	74,486,369	74,298,924
Accumulated deficit	(28,559,732)	(29,359,938)

Total stockholders’ equity	46,128,893	45,140,886

Total liabilities and stockholders’ equity	$49,671,030	$55,046,883

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.

Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2021	2020

Revenue	$4,559,677	$5,225,402

Operating expense:
Cost of revenue and product support	846,487	1,980,957
Sales and marketing	1,188,893	1,283,041
General and administrative	1,096,656	1,081,925
Depreciation and amortization	261,164	248,500

Total operating expense	3,393,200	4,594,423

Income from operations	1,166,477	630,979

Other income (expense):
Interest income	55,156	34,341
Interest expense	(2,898)	(70,545)
Other gain (loss)	(83,081)	-
Unrealized gain (loss) on short term investments	(149,291)	(16,263)

Income before income taxes	986,363	578,512

(Provision) for income taxes:	(39,546)	(23,686)
Net income	946,817	554,826

Dividends on preferred stock	(146,611)	(146,611)

Net income applicable to Common Stockholders	$800,206	$408,215

Weighted average shares, basic	19,383,000	19,489,000
Weighted average shares, diluted	19,669,000	19,642,000
Basic income per share	$0.04	$0.02
Diluted income per share	$0.04	$0.02

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$946,817	$554,826
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	261,164	248,500
Amortization of operating right-of-use asset	22,051	20,965
Stock compensation expense	88,246	93,432
Bad debt expense	125,000	125,000
Loss on sale of property and equipment	107,820	-
Gain on disposal of assets	(24,737)	-
(Increase) decrease in:
Accounts receivables	(258,029)	(1,154,077)
Long-term receivables, prepaid and other assets	129,335	691,245
(Decrease) increase in:
Accounts payable	(95,369)	57,515
Accrued liabilities	(165,555)	501,063
Operating lease liability	(22,051)	(20,965)
Deferred revenue	3,369	105,844
Net cash provided by operating activities	1,118,061	1,223,348

Cash flows from investing activities:
Purchase of property and equipment	-	(12,925)
Sale of property and equipment	1,374,085	-
Net cash provided by (used in) investing activities	1,374,085	(12,925)

Cash flows financing activities:
Net decrease in lines of credit	(6,000,000)	-
Common Stock buy-back	(41,276)	-
Proceeds from employee stock purchase plan	56,577	50,328
Dividends paid	(146,611)	(146,611)
Proceeds from issuance of notes payable	-	620,000
Payments on notes payable and capital leases	-	(920,754)
Net cash used in financing activities	(6,131,310)	(397,037)

Net increase (decrease) in cash and cash equivalents	(3,639,164)	813,386

Cash and cash equivalents at beginning of period	24,070,322	20,345,330
Cash and cash equivalents at end of period	$20,431,158	$21,158,716

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$172,342	$25,899
Cash paid for interest	$2,898	$70,545
Cash paid for operating leases	$30,600	$30,600

Supplemental disclosure of non-cash investing and financing activities:
Common Stock to pay accrued liabilities	$172,500	$5,405
Dividends accrued on preferred stock	$146,611	$146,611

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.

Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2021	625,375	$6,254	212,402	$2,124	19,351,935	$193,522	$74,298,924	$(29,359,938)	$45,140,886
Stock issued for:
Accrued compensation	-	-	-	-	29,316	293	172,207	-	172,500
Employee stock plan	-	-	-	-	13,901	139	56,438	-	56,577
Stock buyback	-	-	-	-	(7,600)	(76)	(41,200)	-	(41,276)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)
Net income	-	-	-	-	-	-	-	946,817	946,817
Balance, September 30, 2021	625,375	$6,254	212,402	$2,124	19,387,552	$193,878	$74,486,369	$(28,559,732)	$46,128,893

PARK CITY GROUP, INC.

Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Series B		Series B-1				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2020	625,375	$6,254	212,402	$2,124	19,484,485	$194,847	$75,271,097	$(32,890,889)	$42,583,433
Stock issued for:
Accrued compensation	-	-	-	-	1,302	13	5,392	-	5,405
Employee stock plan	-	-	-	-	13,980	140	50,188	-	50,328
Stock buyback	-	-	-	-	-	-	-	-	-
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)
Net income	-	-	-	-	-	-	-	554,826	554,826
Balance, September 30, 2020	625,375	$6,254	212,402	$2,124	19,499,767	$195,000	$75,326,677	$(32,482,674)	$43,047,381

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

Basis of Financial Statement Presentation

The interim financial information of the Company as of September 30, 2021 and for the three months ended September 30, 2021 is unaudited, and the balance sheet as of June 30, 2021 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. GAAP. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2021. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended September 30, 2021 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2021.

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in current and other assets in our consolidated balance sheets and primarily relate to unbilled amounts on fixed-price contracts utilizing the output method of revenue recognition. The table below shows movements in contract assets:

Contract assets
Balance – June 30, 2021	$1,657,861
Revenue recognized during the period but not billed	-
Amounts reclassified to accounts receivable	(318,296)
Other	(63,577)
Balance – September 30, 2021	$1,275,988 (1)

(1)	Contract asset balances for September 30, 2021 include a current and a long-term contract asset of $984,155 and $291,833, respectively.

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

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period:

Contract liability
Balance – June 30, 2021	$1,755,341
Amounts billed but not recognized as revenue	965,635
Revenue recognized related to the opening balance of deferred revenue	(962,266)
Other	-
Balance – September 30, 2021	$1,758,710

Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. The difference between the opening and closing balances of our contract assets and deferred revenue primarily results from the timing difference between our performance obligations and the customer’s payment. We receive payments from customers based on the terms established in our contracts, which may vary generally by contract type.

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by contract-type. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market, and other economic factors:

	Three Months Ended September 30
	2021	2020	Chg $	Chg %
Recurring - Subscription, Support and Services	$4,405,444	$4,002,665	$402,779	10%
Non - Recurring - Services	50,900	133,149	(82,249)	-62%
Transaction Based - Marketplace	103,333	1,089,588	(986,255)	-91%
Total	$4,559,677	$5,225,402	$(665,725)	-13%

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

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,
	2021	2020
Numerator
Net income applicable to Common Stockholders	$800,206	$408,215

Denominator
Weighted average Common Stock outstanding, basic	19,383,000	19,489,000
Warrants to purchase Common Stock	286,000	153,000
Weighted average Common Stock outstanding, diluted	19,669,000	19,642,000

Net income per share
Basic	$0.04	$0.02
Diluted	$0.04	$0.02

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications have no impact on the previously reported results.

NOTE 3.  EQUITY

Restricted Stock Units	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at June 30, 2021	841,316	$5.34
Granted	24,752	6.06
Vested and issued	(9,900)	6.06
Forfeited	-	-
Outstanding at September 30, 2021	856,168	$5.35

As of September 30, 2021, there were 9,288 restricted stock units outstanding that had vested but for which shares of Common Stock had not yet been issued pursuant to the terms of the applicable agreement.

As of September 30, 2021, there was approximately $4.6 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 2.24 years.

Warrants

Outstanding warrants were issued in connection with private placements of the Company’s Common Stock and with the restructuring of the Series B Preferred that occurred in March of 2018. The following table summarizes information about fixed stock warrants outstanding at September 30, 2021:

Warrants Outstanding at September 30, 2021				Warrants Exercisable at September 30, 2021
Range of exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.00	1,085,068	1.35	$4.00	1,085,068	$4.00
$10.00	23,737	1.32	$10.00	23,737	$10.00
	1,108,805	1.35	$4.13	1,108,805	$4.13

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

As of September 30, 2021, a total of 625,375 shares of Series B Preferred and 212,402 shares of Series B-1 Preferred were issued and outstanding.

Share Repurchase Program

On May 9, 2019, our Board of Directors approved the repurchase of up to $4.0 million in shares of our Common Stock, which repurchases may be made in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices (the “Share Repurchase Program”). Under the Share Repurchase Program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable laws and regulations, including Rule 12b-18 of the Exchange Act.

On March 17, 2020, given the extreme uncertainty due to COVID-19 at the time, the Board suspended the Share Repurchase Program.

On May 18, 2021, our Board of Directors resumed its Share Repurchase Program, and increased the buyback from $4.0 million to $6.0 million. The Share Repurchase Program expires 24 months following May 18, 2021, and it may be suspended for periods of time or discontinued at any time, at the Board’s discretion.

On August 31, 2021, our Board of Directors approved increasing its Share Repurchase program by $10 million in shares of our Common Stock. The total remaining authorization for future shares of Common Stock repurchases under our Share Repurchase Program was $12,009,609 as of September 30, 2021. Our Board may authorize further increases, suspend, reduce, or discontinue our Share Repurchase Program at any time, at the Board’s discretion.

The following table provides information about repurchases of our Common Stock registered pursuant to Section 12 of the Exchange Act, during the three months ended  September 30, 2021:

Period	(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Amount Available for Future Share Repurchases Under the Plans or Programs

July 1, 2021 – September 30, 2021:		7,600	$5.43	718,394	$12,009,609

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

NOTE 4.  RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2021, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provides certain executive management services to the Company, including designating Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields, FMI’s designated executive, who also serves as the Company’s Chair of the Board of Directors, controls FMI. The Company had no payables to FMI at September 30, 2021 and June 30, 2021, respectively, under the Service Agreement.

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

Effective July 1, 2019, the Company adopted the requirements of Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). All amounts and disclosures set forth in this Annual Report on Form 10-K have been updated to comply with this new standard with results for reporting periods beginning after July 1, 2019 presented under ASU 2016-02, while prior period amounts and disclosures are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company adopted the standard during fiscal year 2020. This standard did not have a material impact on the Company’s consolidated financial statements.

NOTE 6.  SUBSEQUENT EVENTS

On October 6, 2021, the Company and U.S. Bank N.A. (the “Bank”) executed a Revolving Credit Agreement (the "Revolving Credit Agreement") and accompanying addendum (the "Addendum"), and Stand-Alone Revolving Note (the "Note" and collectively with the Revolving Credit Agreement and Addendum, the "Credit Agreement"), with an effective date of September 30, 2021. The Credit Agreement replaces the Company’s prior $6.0 million Revolving Credit Agreement and Stand-Alone Revolving Note between the Company and the Bank, as amended and revised on January 9, 2019, and provides the Company with a $10.0 million revolving line of credit that matures on March 31, 2023.

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events through the filing date and noted no subsequent events other than provided above that are reasonably likely to impact the Company’s financial statements.

2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements. The words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, or similar expressions are intended to identify “forward-looking statements”. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our June 30, 2021 Annual Report on Form 10-K, incorporated by reference herein. Statements made herein are as of the date of the filing of this Report with the Securities and Exchange Commission ("SEC") and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Recent Developments

New Product Initiatives

During the second half of fiscal year 2021, ReposiTrak launched two new products designed to expand market share in the manufacturing segment: Certificate of Analysis Automation and Active-QMS for Quality Management. Both solutions were developed at the request of existing Compliance Management Solution customers to improve competitiveness in the manufacturing/food supply chain with synergistic solutions for growth in existing customers and increasing competitiveness for new business focused on quality management.

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

The new solution, called the ReposiTrak Traceability Network, launched in September 2021 with phased roll outs at suppliers and retailers, and is anticipated to scale in the latter half of fiscal year 2022, based on the existing Compliance Management user network.

Revolving Credit Agreement

On October 6, 2021, the Company and U.S. Bank N.A. (the “Bank”) executed a Revolving Credit Agreement (the "Revolving Credit Agreement") and accompanying addendum (the "Addendum"), and Stand-Alone Revolving Note (the "Note" and collectively with the Revolving Credit Agreement and Addendum, the "Credit Agreement"), with an effective date of September 30, 2021. The Credit Agreement replaces the Company’s prior $6.0 million Revolving Credit Agreement and Stand-Alone Revolving Note between the Company and the Bank, as amended and revised on January 9, 2019, and provides the Company with a $10.0 million revolving line of credit that matures on March 31, 2023.

COVID-19

There are many uncertainties regarding COVID-19, and the Company is closely monitoring the ongoing impact of the pandemic on all aspects of its business, including how it will impact its services, customers, employees, vendors, and business partners now and in the future. While the pandemic did not materially adversely affect the Company’s financial results and business operations in the Company’s quarter ended September 30, 2021, in the fiscal years ended June 30, 2020 or 2021, we are unable to predict the impact that COVID-19 will have on its future financial position and operating results due to numerous uncertainties. The Company will continue to assess the potential business risks associated with COVID-19 and intends to make adjustments to its responses accordingly.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020.

Revenue

	Fiscal Quarter Ended September 30,		Variance
	2021	2020	Dollars	Percent
Revenue	$4,559,677	$5,225,402	$(665,725)	-13%

Revenue was $4,559,677 and $5,225,402 for the three months ended September 30, 2021 and 2020, respectively, a 13% decrease. The decrease in revenue was due to significant Marketplace revenue during the height of COVID-19 that occurred in 2020 that did not reoccur in 2021. This was partially offset by revenue growth in subscription, services and other recurring revenue.

During fiscal 2021, as COVID-19 disrupted supply chains and generated shortages in products, our ability to source hard to find items for our customers resulted in increased revenue attributable to MarketPlace. These products largely consisted of personal protective equipment ("PPE") which includes nitrile gloves, masks, freezers and telecommunication equipment. While the Company experienced a significant increase in Marketplace revenue for PPE during the height of COVID-19, it is uncertain what or if demand for PPE will continue during fiscal 2022. As a result, we may experience significant swings in MarketPlace revenue as the pandemic continues to abate.

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

Cost of Services and Product Support

	Fiscal Quarter Ended September 30,		Variance
	2021	2020	Dollars	Percent
Cost of services and product support	$846,487	$1,980,957	$(1,134,470)	-57%
Percent of total revenue	19%	38%

Cost of services and product support was $846,487 and $1,980,957 for the three months ended September 30, 2021 and 2020, respectively, a 57% decrease. This decrease is primarily the result of lower procurement costs of PPE and other cost of service expense associated with lower MarketPlace transactions.

While we experienced a significant increase in Marketplace costs and corresponding revenue during fiscal 2021 due to demand in PPE, it is uncertain what level of ongoing Marketplace costs we may experience for fiscal 2022.

Sales and Marketing Expense

	Fiscal Quarter Ended September 30,		Variance
	2021	2020	Dollars	Percent
Sales and marketing	$1,188,893	$1,283,041	$(94,148)	-7%
Percent of total revenue	26%	25%

Sales and marketing expense were $1,188,893 and $1,283,041 for the three months ended September 30, 2021 and 2020, respectively, a 7% decrease. This decrease in sales and marketing expense is primarily due to a decrease in variable sales compensation associated with lower total revenue.

General and Administrative Expense

	Fiscal Quarter Ended September 30,		Variance
	2021	2020	Dollars	Percent
General and administrative	$1,096,656	$1,081,925	$14,731	1%
Percent of total revenue	24%	21%

General and administrative expense was $1,096,656 and $1,081,925 for the three months ended September 30, 2021 and 2020, respectively, a 1% increase. The increase in general and administrative expense is primarily due to an increase in insurance and other benefit costs.

Depreciation and Amortization Expense

	Fiscal Quarter Ended September 30,		Variance
	2021	2020	Dollars	Percent
Depreciation and amortization	$261,164	$248,500	$12,664	5%
Percent of total revenue	6%	5%

Depreciation and amortization expense was $261,164 and $248,500 for the three months ended September 30, 2021 and 2020, respectively, an increase of 5%. This increase is due to the expansion of new equipment for the Company’s information technology infrastructure, buildout of our corporate headquarters, and expansion of our data center completed in June 2020.

Other Income and Expense

	Fiscal Quarter Ended September 30,		Variance
	2021	2020	Dollars	Percent
Net other income (expense)	$(180,114)	$(52,467)	$127,647	243%
Percent of total revenue	-4%	-1%

Net other expense was $180,114 for the three months ended September 30, 2021 compared to net other expense of $52,467 for the three months ended September 30, 2020. Other expense increased due to (1) unrealized losses of certain short-term investments held in U.S. treasuries and other securities, and (2) a loss on the sale of assets, and (3) partially offset by an increase in interest income generated from an increase in total cash held in short term investments, and (4) a decrease in interest expense due to payoff of financing arrangements for equipment purchased under a lease arrangement with a bank in August 2020.

Preferred Dividends

	Fiscal Quarter Ended September 30,		Variance
	2021	2020	Dollars	Percent
Preferred dividends	$146,611	$146,611	$-	-%
Percent of total revenue	3%	3%

Dividends accrued on the Company’s Series B-1 Preferred was $146,611 for the three months ended September 30, 2021 and for the three months ended September 30, 2020. Dividends remained flat in the comparable periods.

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

	As of		Variance
	September 30, 2021	June 30, 2021	Dollars	Percent
Cash and cash equivalents	$20,431,158	$24,070,322	$(3,639,164)	-15%

We have historically funded our operations with cash from operations, equity financings, and borrowings from the issuance of debt, including our existing line of credit with U.S. Bank N.A., which was revised on October 6, 2021 (see Note 6).

Cash was $20,431,158 and $24,070,322 at September 30, 2021 and June 30, 2021, respectively. This 15% decrease is principally the result of a $6 million payoff of financing arrangements with a bank, partially offset by lower overall cash operating expenses and collections on accounts receivable.

Net Cash Flows from Operating Activities

	Three Months Ended September 30,		Variance
	2021	2020	Dollars	Percent
Cash provided by operating activities	$1,118,061	$1,223,348	$(105,287)	-9%

Net cash provided by operating activities is summarized as follows:

	Three Months Ended September 30,
	2021	2020
Net income	$946,817	$554,826
Noncash expense and income, net	579,544	487,897
Net changes in operating assets and liabilities	(408,300)	180,625
	$1,118,061	$1,223,348

Net cash provided by operating activities for the three months ended September 30, 2021 was $1,118,061, as compared to net cash provided by in operating activities of $1,223,348 for the three months ended September 30, 2020. Net cash provided by operating activities decreased 9% due largely to the decrease in MarketPlace sales. Noncash expense increased by $91,647 in the three months ended September 30, 2021 compared to three months ended September 30, 2020 as a result of loss on sale of property and equipment and an increase in depreciation and amortization.

Net Cash Flows Used in Investing Activities

	Three Months Ended September 30,		Variance
	2021	2020	Dollars	Percent
Cash provided by (used in) investing activities	$1,374,085	$(12,925)	$1,387,010	10,731%

Net cash provided by investing activities for the three months ended September 30, 2021 was $1,374,085 compared to net cash used in investing activities of $12,925 for the three months ended September 30, 2020. This increase in cash provided by investing activities for the three months ended September 30, 2021 was due to the sale of property and equipment.

Net Cash Flows from Financing Activities

	Three Months Ended September 30,		Variance
	2021	2020	Dollars	Percent
Cash used in financing activities	$(6,131,310)	$(397,037)	$5,734,273	1,444%

Net cash used in financing activities totaled $6,131,310 for the three months ended September 30, 2021 as compared to cash used in financing activities of $397,037 for the three months ended September 30, 2020. The increase in net cash used in financing activities is primarily attributable to the payoff of our line of credit arrangement with a bank.

Liquidity and Working Capital

At September 30, 2021, the Company had positive working capital of $23,137,184, as compared with positive working capital of $20,400,991 at June 30, 2021.  This $2,736,193 increase in working capital is primarily due to a decrease in cash as a result of the $6 million payoff of a financing arrangement with a bank.

	As of September 30,	As of June 30,	Variance
	2021	2021	Dollars	Percent
Current assets	$26,097,299	$29,701,774	$(3,604,475)	-12%

Current assets as of September 30, 2021 totaled $26,097,299, a decrease of $3,604,475, as compared to $29,701,774 as of June 30, 2021. The decrease in current assets is primarily attributable to a net decrease in cash of $3,639,164 paying off a credit arrangement, a decrease in contract assets and prepaid expense of $71,288 and an increase in accounts receivable of $105,977.

	As of September 30,	As of June 30,	Variance
	2021	2020	Dollars	Percent
Current liabilities	$2,960,115	$9,300,783	$(6,340,668)	-68%

Current liabilities totaled $2,960,115 as of September 30, 2021 as compared to $9,300,783 as of June 30, 2021. The comparative decrease in current liabilities is primarily attributable to the corresponding payoff of $6,000,000 in our line of credit.

Subsequent to September 30, 2021, the Company and U.S. Bank N.A. executed the Credit Agreement, with an effective date of September 30, 2021. The Credit Agreement replaces the Company’s prior $6.0 million Revolving Credit Agreement and Stand-Alone Revolving Note between the Company and the Bank, as amended and revised on January 9, 2019, and provides the Company with a $10.0 million revolving line of credit that matures on March 31, 2023. Any amounts drawn down by the Company under the Credit Agreement will accrue interest at an annual rate equal to 1.75% plus the one-month LIBOR rate. In addition, the Credit Agreement contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. Among other things, the Company must maintain liquid assets equal to the outstanding balance of the Note, and maintain a Senior Funded Debt (as defined in the Credit Agreement) to EBITDA Ratio (as defined in the Credit Agreement) of not more than 3:1.

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

Contractual Obligations

Total contractual obligations and commercial commitments as of September 30, 2021 are summarized in the following table:

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligation	673,319	122,400	244,800	244,800	61,319

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

See Note 2 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Report for a full description of the impact of the adoption of new accounting standards on our financial statements. Following the adoption of this guidance, the revenue recognition for our sales arrangements remained materially consistent with our historical practice and there have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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

Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. At September 30, 2021, the debt portfolio was composed of approximately 0% fixed rate debt and 0% variable rate debt.

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2021:

Cash:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$20,431,158	1.43%

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2021 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.  RISK FACTORS

There are no risk factors identified by the Company in addition to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1

Revolving Credit Note and Revolving Credit Agreement, dated September 30, 2021, between Park City Group, Inc., and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 8, 2021).

10.2

Addendum to Revolving Credit Agreement, dated September 30, 2021, between Park City Group, Inc., and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 8, 2021).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 is formatted in iXBRL.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK CITY GROUP, INC.

Date: November 15, 2021	By:	/s/ Randall K. Fields
Randall K. Fields
Chair of the Board and Chief Executive Officer (Principal Executive Officer)

PARK CITY GROUP, INC.

Date: November 15, 2021	By:	/s/ John R. Merrill
John R. Merrill
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)