Form 10-Q
period 2021-12-31
PARK CITY GROUP INC
filed 2022-02-14
CIK 50471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission File Number 001-34941

PARK CITY GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of February 14, 2022, 19,105,814 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

PARK CITY GROUP, INC.

PARK CITY GROUP, INC.

Consolidated Condensed Balance Sheets (Unaudited)

	December 31, 2021	June 30, 2021
Assets
Current Assets:
Cash	$21,708,693	$24,070,322
Receivables, net of allowance for doubtful accounts of $267,039 and $234,693 at December 31, 2021 and June 30, 2021, respectively	3,491,793	3,891,699
Contract asset – unbilled current portion	821,868	1,248,936
Prepaid expense and other current assets	972,099	490,817
Total Current Assets	26,994,453	29,701,774

Property and equipment, net	932,896	2,589,194

Other Assets:
Deposits and other assets	22,414	22,414
Prepaid expense – less current portion	21,827	47,987
Contract asset – unbilled long-term portion	174,741	408,925
Operating lease – right-of-use asset	650,988	695,371
Customer relationships	459,900	525,600
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	143,108	171,732

Total Other Assets	22,356,864	22,755,915

Total Assets	$50,284,213	$55,046,883

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$482,915	$467,194
Accrued liabilities	1,075,852	988,092
Contract liability - deferred revenue	1,657,859	1,755,341
Lines of credit	930,000	6,000,000
Operating lease liability - current	92,453	90,156

Total current liabilities	4,239,079	9,300,783

Long-term liabilities:
Operating lease liability – less current portion	558,535	605,214

Total liabilities	4,797,614	9,905,997

Stockholders’ equity:
Preferred Stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 625,375 shares issued and outstanding at December 31, 2021 and June 30, 2021	6,254	6,254
Series B-1 Preferred, 550,000 shares authorized; 212,402 shares issued and outstanding at December 31, 2021 and June 30, 2021	2,124	2,124
Common Stock, $0.01 par value, 50,000,000 shares authorized; 19,154,464 and 19,351,935 issued and outstanding at December 31, 2021 and June 30, 2021, respectively	191,547	193,522
Additional paid-in capital	73,120,949	74,298,924
Accumulated deficit	(27,834,275)	(29,359,938)

Total stockholders’ equity	45,486,599	45,140,886

Total liabilities and stockholders’ equity	$50,284,213	$55,046,883

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.

Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

Revenue	$4,353,587	$5,174,204	$8,913,264	$10,399,606

Operating expense:
Cost of services and product support	817,213	2,091,588	1,663,700	4,072,545
Sales and marketing	1,152,036	1,205,295	2,340,929	2,488,336
General and administrative	1,209,002	1,231,139	2,305,658	2,313,064
Depreciation and amortization	217,767	261,597	478,931	510,097

Total operating expense	3,396,018	4,789,619	6,789,218	9,384,042

Income from operations	957,569	384,585	2,124,046	1,015,564

Other income (expense):
Interest income	86,884	81,503	142,040	115,844
Interest expense	(3,303)	(1,907)	(6,201)	(72,452)
Unrealized gain (loss) on short term investments	(113,807)	71,828	(263,098)	55,565
Other gain (loss)	-	1,099,350	(83,081)	1,099,350

Income before income taxes	927,343	1,635,359	1,913,706	2,213,871

(Provision) for income taxes:	(55,275)	(12,500)	(94,821)	(36,186)
Net income	872,068	1,622,859	1,818,885	2,177,685

Dividends on preferred stock	(146,611)	(146,611)	(293,222)	(293,222)

Net income applicable to common shareholders	$725,457	$1,476,248	$1,525,663	$1,884,463

Weighted average shares, basic	19,357,000	19,526,000	19,370,000	19,508,000
Weighted average shares, diluted	19,682,000	19,716,000	19,658,000	19,653,000
Basic income per share	$0.04	$0.08	$0.08	$0.10
Diluted income per share	$0.04	$0.08	$0.08	$0.10

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$1,818,885	$2,177,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	478,931	510,097
Amortization of operating right of use asset	44,382	42,196
Stock compensation expense	234,396	166,923
Bad debt expense	250,000	310,000
Gain on disposal of assets	(24,737)	-
Gain on debt extinguishment	-	(1,099,350)
Loss on sale of property and equipment	107,820	-
(Increase) decrease in:
Accounts receivables	285,141	520,719
Long-term receivables, prepaids and other assets	(97,532)	685,158
(Decrease) increase in:
Accounts payable	15,721	131,654
Operating lease liability	(44,382)	(42,196)
Accrued liabilities	87,811	590,271
Deferred revenue	(97,482)	(237,143)
Net cash provided by operating activities	3,058,954	3,756,014

Cash flows from investing activities:
Sale of property and equipment	1,374,085	-
Purchase of property and equipment	(17,049)	(103,218)
Net cash provided by (used in) investing activities	1,357,036	(103,218)

Cash flows from financing activities:
Net (decrease) increase in lines of credit	(5,070,000)	1,060,175
Common Stock buyback/retirement	(1,470,974)	-
Proceeds from employee stock plan	56,577	50,328
Dividends paid	(293,222)	(293,222)
Payments on notes payable	-	(920,754)
Net cash used in financing activities	(6,777,619)	(103,473)

Net increase in cash and cash equivalents	(2,361,629)	3,549,323

Cash and cash equivalents at beginning of period	24,070,322	20,345,330
Cash and cash equivalents at end of period	$21,708,693	$23,894,653

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$172,342	$55,772
Cash paid for interest	$7,688	$70,545
Cash paid for operating leases	$71,200	$71,200

Supplemental disclosure of non-cash investing and financing activities:
Common stock to pay accrued liabilities	$234,447	$139,359
Dividends accrued on preferred stock	$293,222	$293,222

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.

Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2021	625,375	$6,254	212,402	$2,124	19,351,935	$193,522	$74,298,924	$(29,359,938)	$45,140,886
Stock issued for:
Accrued compensation	-	-	-	-	29,316	293	172,207	-	172,500
Employee stock plan	-	-	-	-	13,901	139	56,438	-	56,577
Stock buyback	-	-	-	-	(7,600)	(76)	(41,200)	-	(41,276)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)
Net income	-	-	-	-	-	-	-	946,817	946,817
Balance, September 30, 2021	625,375	$6,254	212,402	$2,124	19,387,552	$193,878	$74,486,369	$(28,559,732)	$46,128,893

Stock issued for:
Accrued compensation	-	-	-	-	11,464	115	61,832	-	61,947
Stock buyback	-	-	-	-	(244,552)	(2,446)	(1,427,252)	-	(1,429,698)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)
Net income	-	-	-	-	-	-	-	872,068	872,068
Balance, December 31, 2021	625,375	$6,254	212,402	$2,124	19,154,464	$191,547	$73,120,949	$(27,834,275)	$45,486,599

PARK CITY GROUP, INC.

Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(continued)

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2020	625,375	$6,254	212,402	$2,124	19,484,485	$194,847	$75,271,097	$(32,890,889)	$42,583,433
Stock issued for:
Accrued compensation	-	-	-	-	1,302	13	5,392	-	5,405
Employee stock plan	-	-	-	-	13,980	140	50,188	-	50,328
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)
Net income	-	-	-	-	-	-	-	554,826	554,826
Balance, September 30, 2020	625,375	$6,254	212,402	$2,124	19,499,767	$195,000	$75,326,677	$(32,482,674)	$43,047,381

Stock issued for:
Accrued compensation	-	-	-	-	29,141	292	130,958	-	131,250
Employee stock plan	-	-	-	-	514	5	2,699	-	2,704
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)
Net income	-	-	-	-	-	-	-	1,622,859	1,622,859
Balance, December 31, 2020	625,375	$6,254	212,402	$2,124	19,529,422	$195,297	$75,460,334	$(31,006,426)	$44,657,583

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

Basis of Financial Statement Presentation

The interim financial information of the Company as of December 31, 2021 and for the three and six months ended December 31, 2021 is unaudited, and the balance sheet as of June 30, 2021 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. GAAP. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2021. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended December 31, 2021 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2022. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2021.

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in current and other assets in our consolidated balance sheets and primarily relate to unbilled amounts on fixed-price contracts utilizing the output method of revenue recognition. The table below shows movements in contract assets:

Contract assets
Balance – September 30, 2021	$1,275,988
Revenue recognized during the period but not billed	-
Amounts reclassified to accounts receivable	(253,582)
Other	(25,797)
Balance – December 31, 2021	$996,609 (1)

(1)	Contract asset balances for December 31, 2021 include a current and a long-term contract asset of $821,868 and $174,741, respectively.

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

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period:

Contract liability
Balance – September 30, 2021	$1,758,710
Amounts billed but not recognized as revenue	959,821
Revenue recognized related to the opening balance of deferred revenue	(1,060,672)
Other	-
Balance – December 31, 2021	$1,657,859

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

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by contract-type. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market, and other economic factors:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

Recurring – Subscription, Support and Services	$4,300,168	$4,016,033	$8,705,612	$8,018,698
Non-Recurring – Services	30,718	124,710	81,618	257,859
Transaction Based – MarketPlace	22,701	1,033,461	126,034	2,123,049
	$4,353,587	$5,174,204	$8,913,264	$10,399,606

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

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Numerator
Net income applicable to common shareholders	$725,457	$1,476,248	$1,525,663	$1,884,463

Denominator
Weighted average common shares outstanding, basic	19,357,000	19,526,000	19,370,000	19,508,000
Warrants to purchase common stock	325,000	190,000	288,000	145,000
Weighted average common shares outstanding, diluted	19,682,000	19,716,000	19,658,000	19,653,000

Net income per share
Basic	$0.04	$0.08	$0.08	$0.10
Diluted	$0.04	$0.08	$0.08	$0.10

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications have no impact on the previously reported results.

NOTE 3.  EQUITY

Restricted Stock Units	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at September 30, 2021	856,168	$5.35
Granted	42,500	5.53
Vested and issued	(937)	8.09
Forfeited	-	-
Outstanding at December 31, 2021	897,731	$5.35

As of December 31, 2021, there were 8,351 restricted stock units outstanding that had vested but for which shares of Common Stock had not yet been issued pursuant to the terms of the applicable agreement.

As of December 31, 2021, there was approximately $4.8 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 2.15 years.

Warrants

Outstanding warrants were issued in connection with private placements of the Company’s Common Stock and with the restructuring of the Series B Preferred that occurred in March of 2018. The following table summarizes information about fixed stock warrants outstanding at December 31, 2021:

Warrants Outstanding at December 31, 2021				Warrants Exercisable at December 31, 2021
Range of exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.00	1,085,068	1.10	$4.00	1,085,068	$4.00
$10.00	23,737	1.07	$10.00	23,737	$10.00
	1,108,805	1.10	$4.13	1,108,805	$4.13

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

As of December 31, 2021, a total of 625,375 shares of Series B Preferred and 212,402 shares of Series B-1 Preferred were issued and outstanding.

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

On August 31, 2021, our Board of Directors approved increasing its Share Repurchase program by $10 million in shares of our Common Stock. The total remaining authorization for future shares of Common Stock repurchases under our Share Repurchase Program was $10,579,912 as of December 31, 2021. Our Board may authorize further increases, suspend, reduce, or discontinue our Share Repurchase Program at any time, at the Board’s discretion.

The following table provides information about repurchases of our Common Stock registered pursuant to Section 12 of the Exchange Act, during the six months ended  December 31, 2021:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Amount Available for Future Share Repurchases Under the Plans or Programs

July 1, 2021 – September 30, 2021:	7,600	$5.43	718,394	$12,009,609
October 1, 2021 – December 31, 2021:	244,552	$5.85	962,946	$10,579,912

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

NOTE 4.  RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2021, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provides certain executive management services to the Company, including designating Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields, FMI’s designated executive, who also serves as the Company’s Chair of the Board of Directors, controls FMI. The Company had no payables to FMI at December 31, 2021 and June 30, 2021, respectively, under the Service Agreement.

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed newly issued accounting pronouncements and concluded that they are either not applicable to its business or that no material effect is expected on its consolidated financial statements as a result of future adoption.

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

Recent Developments

New Product Initiatives

ReposiTrak released a new Audit Management solution for large manufacturers who audit their own sites and supplier facilities for food safety and quality. Based on the world class audit management platform that powers the SQFI global audit system, used to conduct over 10,000 audits annually, the ReposiTrak Audit Management solution will enable manufacturers to easily deploy their own audit schemas, including custom scoring methodologies, auditor management and scheduling, and performance comparisons.

The Audit Management platform is industry and audit agnostic and can easily be configured for a wide variety of GMP and GFSI approved audits. The new solution will help improve quality and safety by making audits more efficient and accurate through better corrective actions management and documentation.

As more retailers and wholesalers continue to expand their base of vendors and suppliers to bolster supply chain resiliency and expand assortments, ReposiTrak has released new and improved vendor vetting and onboarding capabilities to automate the process. Historically, thorough vetting of prospective new vendors has been laborious and slow, and in conflict with the goal of expanding assortments and strengthening supply chains with new vendors.

ReposiTrak's new and improved vendor vetting and onboarding automation, including the ability to connect to customer ERPs through APIs, creates systemic controls to ensure vendors are properly vetted prior to the generation of the first purchase order. Using ReposiTrak vendor vetting automation accelerates the collection of critical documents and data, so that only those vendors that meet the high standards of retailers and wholesalers are onboarded, delivering better safety and brand protection.

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

COVID-19

There are many uncertainties regarding COVID-19, and the Company is closely monitoring the ongoing impact of the pandemic on all aspects of its business, including how it will impact its services, customers, employees, vendors, and business partners now and in the future. While the pandemic did not materially adversely affect the Company’s financial results and business operations in the Company’s quarter ended December 31, 2021, in the fiscal years ended June 30, 2020 or 2021, we are unable to predict the impact that COVID-19 will have on its future financial position and operating results due to numerous uncertainties. The Company will continue to assess the potential business risks associated with COVID-19 and intends to make adjustments to its responses accordingly.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2021 to the Three Months Ended December 31, 2020.

Revenue

	Fiscal Quarter Ended December 31,		Variance
	2021	2020	Dollars	Percent
Revenue	$4,353,587	$5,174,204	$(820,617)	-16%

Revenue was $4,353,587 and $5,174,204 for the three months ended December 31, 2021 and 2020, respectively, a 16% decrease. The decrease in revenue was due to significant MarketPlace revenue during the height of COVID-19 that occurred in 2020 that did not reoccur in 2021. This was partially offset by revenue growth in subscription, services and other recurring revenue.

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

Cost of Services and Product Support

	Fiscal Quarter Ended December 31,		Variance
	2021	2020	Dollars	Percent
Cost of services and product support	$817,213	$2,091,588	$(1,274,375)	-61%
Percent of total revenue	19%	40%

Cost of services and product support was $817,213 and $2,091,588 for the three months ended December 31, 2021 and 2020, respectively, a 61% decrease. This decrease is primarily the result of lower procurement costs of PPE and other cost of service expense associated with lower MarketPlace transactions.

While we experienced a significant increase in MarketPlace costs and corresponding revenue during fiscal 2021 due to demand in PPE, it is uncertain what level of ongoing MarketPlace costs we may experience for fiscal 2022.

Sales and Marketing Expense

	Fiscal Quarter Ended December 31,		Variance
	2021	2020	Dollars	Percent
Sales and marketing	$1,152,036	$1,205,295	$(53,259)	-4%
Percent of total revenue	26%	23%

Sales and marketing expense were $1,152,036 and $1,205,295 for the three months ended December 31, 2021 and 2020, respectively, a 4% decrease. This decrease in sales and marketing expense is primarily due to a decrease in variable sales compensation associated with lower total revenue.

General and Administrative Expense

	Fiscal Quarter Ended December 31,		Variance
	2021	2020	Dollars	Percent
General and administrative	$1,209,002	$1,231,139	$(22,137)	-2%
Percent of total revenue	28%	24%

General and administrative expense was $1,209,002 and $1,231,139 for the three months ended December 31, 2021 and 2020, respectively, a 2% decrease. The decrease in general and administrative expense is primarily due to the termination of hosted software applications and a decrease in maintenance costs associated with certain fixed assets.

Depreciation and Amortization Expense

	Fiscal Quarter Ended December 31,		Variance
	2021	2020	Dollars	Percent
Depreciation and amortization	$217,767	$261,597	$(43,830)	-17%
Percent of total revenue	5%	5%

Depreciation and amortization expense was $217,767 and $261,597 for the three months ended December 31, 2021 and 2020, respectively, a decrease of 17%. This decrease is due to the disposal of certain assets in the current fiscal year.

Other Income and Expense

	Fiscal Quarter Ended December 31,		Variance
	2021	2020	Dollars	Percent
Net other income (expense)	$(30,226)	$1,250,774	$(1,281,000)	-102%
Percent of total revenue	-1%	24%

Net other expense was $30,226 for the three months ended December 31, 2021 compared to net other income of $1,250,774 for the three months ended December 31, 2020. Other expense increased due to (1) unrealized losses of certain short-term investments held in U.S. treasuries and other securities, and (2) a loss on the sale of assets, and (3) partially offset by an increase in interest income generated from an increase in total cash held in short term investments, and (4) a decrease in interest expense due to payoff of financing arrangements for equipment purchased under a lease arrangement with a bank in August 2020. Additionally, a gain was recognized in prior year due to the forgiveness of debt on the Company’s PPP loan.

Preferred Dividends

	Fiscal Quarter Ended December 31,		Variance
	2021	2020	Dollars	Percent
Preferred dividends	$146,611	$146,611	$-	-%
Percent of total revenue	3%	3%

Dividends accrued on the Company’s Series B-1 Preferred was $146,611 for the three months ended December 31, 2021 and for the three months ended December 31, 2020. Dividends remained flat in the comparable periods.

Comparison of the Six Months Ended December 31, 2021 to the Six Months Ended December 31, 2020.

Revenue

	Six Months Ended December 31,		Variance
	2021	2020	Dollars	Percent
Revenue	$8,913,264	$10,399,606	$(1,486,342)	-14%

Revenue was $8,913,264 and $10,399,606 for the six months ended December 31, 2021 and 2020, respectively, a 14% decrease. The decrease in revenue was due to significant MarketPlace revenue during the height of COVID-19 that occurred in 2020 that did not reoccur in 2021. This was partially offset by revenue growth in subscription, services and other recurring revenue.

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

Cost of Services and Product Support

	Six Months Ended December 31,		Variance
	2021	2020	Dollars	Percent
Cost of services and product support	$1,663,700	$4,072,545	$(2,408,845)	-59%
Percent of total revenue	19%	39%

Cost of services and product support was $1,663,700 and $4,072,545 for the six months ended December 31, 2021 and 2020, respectively, a 59% decrease. This decrease is primarily the result of lower expenses associated to MarketPlace transactions that did not occur in 2021.

Sales and Marketing Expense

	Six Months Ended December 31,		Variance
	2021	2020	Dollars	Percent
Sales and marketing	$2,340,929	$2,488,336	$(147,407)	-6%
Percent of total revenue	26%	24%

Sales and marketing expense was $2,340,929 and $2,488,336 for the six months ended December 31, 2021 and 2020, respectively, a 6% decrease. This was due primarily to a decrease in variable compensation, a reduction in trade show expenses, and lower sales and marketing travel expense.

General and Administrative Expense

	Six Months Ended December 31,		Variance
	2021	2020	Dollars	Percent
General and administrative	$2,305,658	$2,313,064	$(7,406)	-%
Percent of total revenue	26%	22%

General and administrative expense was $2,305,658 and $2,313,064 for the six months ended December 31, 2021 and 2020, respectively. General and administrative expense remained flat in the comparable periods.

Depreciation and Amortization Expense

	Six Months Ended December 31,		Variance
	2021	2020	Dollars	Percent
Depreciation and amortization	$478,931	$510,097	$(31,166)	-6%
Percent of total revenue	5%	5%

Depreciation and amortization expense were $478,931 and $510,097 for the six months ended December 31, 2021 and 2020, respectively, a decrease of 6%. This decrease is due to the disposal of certain assets in the current fiscal year.

Other Income and Expense

	Six Months Ended December 31,		Variance
	2021	2020	Dollars	Percent
Net other income (expense)	$(210,340)	$1,198,307	$(1,408,647)	-118%
Percent of total revenue	2%	12%

Net other expense was $210,340 for the six months ended December 31, 2021 compared to net other income of $1,198,307 for the six months ended December 31, 2020. Other income decreased due to recognition of a gain on debt extinguishment and higher interest income resulting from an increase of total cash held in short term investments offset in part by the increase in interest expense associated with financing arrangements for equipment purchased under a lease arrangement with a bank.  The financing arrangement was paid off in August 2020.

Preferred Dividends

	Six Months Ended December 31,		Variance
	2021	2020	Dollars	Percent
Preferred dividends	$293,222	$293,222	$-	-%
Percent of total revenue	3%	3%

Dividends accrued on the Company’s Series B-1 Preferred was $293,222 for the six months ended December 31, 2021 and 2020. Dividends remained flat in the comparable period.

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

	As of		Variance
	December 31, 2021	June 30, 2021	Dollars	Percent
Cash and cash equivalents	$21,708,693	$24,070,322	$(2,361,629)	-10%

We have historically funded our operations with cash from operations, equity financings, and borrowings from the issuance of debt, including our existing line of credit with U.S. Bank N.A., which was revised on October 6, 2021.

Cash was $21,708,693 and $24,070,322 at December 31, 2021 and June 30, 2021, respectively. This 10% decrease is principally the result of a $6 million payoff of financing arrangements with a bank, partially offset by lower overall cash operating expenses and collections on accounts receivable.

Net Cash Flows from Operating Activities

	Six Months Ended December 31,		Variance
	2021	2020	Dollars	Percent
Cash provided by operating activities	$3,058,954	$3,756,014	$(697,060)	-19%

Net cash provided by operating activities is summarized as follows:

	Six Months Ended December 31,
	2021	2020
Net income	$1,818,885	$2,177,685
Noncash expense and income, net	1,090,792	(70,134)
Net changes in operating assets and liabilities	149,277	1,648,463
	$3,058,954	$3,756,014

Net cash provided by operating activities for the six months ended December 31, 2021 was $3,058,954, as compared to net cash provided by operating activities of $3,756,014 for the six months ended December 31, 2020. Net cash provided by operating activities decreased 19% due largely to the decrease in MarketPlace sales. Noncash expense increased by $1,160,926 in the six months ended December 31, 2021 compared to six months ended December 31, 2020 as a result of loss on sale of property and equipment and a gain on debt extinguishment that occurred in the prior fiscal year.

Net Cash Flows Used in Investing Activities

	Six Months Ended December 31,		Variance
	2021	2020	Dollars	Percent
Cash provided by (used in) investing activities	$1,357,036	$(103,218)	$1,460,254	1,415%

Net cash provided by investing activities for the six months ended December 31, 2021 was $1,357,036 compared to net cash used in investing activities of $103,218 for the six months ended December 31, 2020. This increase in cash provided by investing activities for the six months ended December 31, 2021 was due to the sale of property and equipment.

Net Cash Flows from Financing Activities

	Six Months Ended December 31,		Variance
	2021	2020	Dollars	Percent
Cash used in financing activities	$(6,777,619)	$(103,473)	$6,674,146	6,450%

Net cash used in financing activities totaled $6,777,619 for the six months ended December 31, 2021 as compared to cash used in financing activities of $103,473 for the six months ended December 31, 2020. The increase in net cash used in financing activities is primarily attributable to the payoff of our line of credit arrangement with a bank.

Liquidity and Working Capital

At December 31, 2021, the Company had positive working capital of $22,755,374, as compared with positive working capital of $20,400,991 at June 30, 2021.  This $2,354,383 increase in working capital is primarily due to a decrease in cash as a result of the $6 million payoff of a financing arrangement with a bank.

	As of December 31,	As of June 30,	Variance
	2021	2021	Dollars	Percent
Current assets	$26,994,453	$29,701,774	$(2,707,321)	-9%

Current assets as of December 31, 2021 totaled $26,994,453, a decrease of $2,707,321, as compared to $29,701,774 as of June 30, 2021. The decrease in current assets is primarily attributable to a net decrease in cash of $2,361,629 paying off a credit arrangement, a increase in contract assets and prepaid expense of $54,214 and an decrease in accounts receivable of $399,906.

	As of December 31,	As of June 30,	Variance
	2021	2021	Dollars	Percent
Current liabilities	$4,239,079	$9,300,783	$(5,061,704)	-54%

Current liabilities totaled $4,239,079 as of December 31, 2021 as compared to $9,300,783 as of June 30, 2021. The comparative decrease in current liabilities is primarily attributable to the corresponding payoff of $6,000,000 in our line of credit.

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

Contractual Obligations

Total contractual obligations and commercial commitments as of December 31, 2021 are summarized in the following table:

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligation	650,988	122,400	244,800	244,800	38,988

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

Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. At December 31, 2021, the debt portfolio was composed of approximately 0% fixed rate debt and 100% variable rate debt.

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, 2021:

Cash:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$21,708,693	1.73%

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2021 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1

Revolving Credit Note and Revolving Credit Agreement, dated September 30, 2021, between Park City Group, Inc., and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2021).

10.2

Addendum to Revolving Credit Agreement, dated September 30, 2021, between Park City Group, Inc., and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2021).

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

PARK CITY GROUP, INC.

Date: February 14, 2022	By:	/s/ Randall K. Fields
Randall K. Fields
Chair of the Board and Chief Executive Officer (Principal Executive Officer)

PARK CITY GROUP, INC.

Date: February 14, 2022	By:	/s/ John R. Merrill
John R. Merrill
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)