Form 10-Q
period 2022-03-31
PARK CITY GROUP INC
filed 2022-05-16
CIK 50471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ________ to ________

Commission File Number 001-34941

PARK CITY GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of May 16, 2022, 18,596,308 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

PARK CITY GROUP, INC.

TABLE OF CONTENTS

-i-

PARK CITY GROUP, INC.

Consolidated Condensed Balance Sheets (Unaudited)

	March 31, 2022	June 30, 2021
Assets
Current Assets:
Cash	$21,269,307	$24,070,322
Receivables, net of allowance for doubtful accounts of $192,315 and $234,693 at March 31, 2022 and June 30, 2021, respectively	3,593,383	3,891,699
Contract asset – unbilled current portion	665,322	1,248,936
Prepaid expense and other current assets	1,163,489	490,817
Total Current Assets	26,691,501	29,701,774

Property and equipment, net	865,931	2,589,194

Other Assets:
Deposits and other assets	22,414	22,414
Prepaid expense – less current portion	67,098	47,987
Contract asset – unbilled long-term portion	206,052	408,925
Operating lease – right-of-use asset	382,544	695,371
Customer relationships	427,050	525,600
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	128,799	171,732
Total Other Assets	22,117,843	22,755,915

Total Assets	$49,675,275	$55,046,883

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$493,405	$467,194
Accrued liabilities	1,065,034	988,092
Contract liability - deferred revenue	1,542,020	1,755,341
Lines of credit	3,385,867	6,000,000
Operating lease liability - current	52,669	90,156
Total current liabilities	6,538,995	9,300,783

Long-term liabilities:
Operating lease liability – less current portion	335,903	605,214

Total liabilities	6,874,898	9,905,997

Stockholders’ equity:
Preferred Stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 625,375 shares issued and outstanding at March 31, 2022 and June 30, 2021	6,254	6,254
Series B-1 Preferred, 550,000 shares authorized; 212,402 shares issued and outstanding at March 31, 2022 and June 30, 2021	2,124	2,124
Common Stock, $0.01 par value, 50,000,000 shares authorized; 18,637,929 and 19,351,935 issued and outstanding at March 31, 2022 and June 30, 2021, respectively	186,382	193,522
Additional paid-in capital	69,498,487	74,298,924
Accumulated deficit	(26,892,870)	(29,359,938)
Total stockholders’ equity	42,800,377	45,140,886

Total liabilities and stockholders’ equity	$49,675,275	$55,046,883

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.

Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

Revenue	$4,555,906	$6,022,540	$13,469,170	$16,422,146

Operating expense:
Cost of services and product support	773,651	2,634,224	2,437,351	6,706,769
Sales and marketing	1,229,677	1,155,266	3,570,606	3,643,602
General and administrative	1,178,649	1,255,410	3,484,307	3,568,474
Depreciation and amortization	197,393	259,343	676,324	769,440
Total operating expense	3,379,370	5,304,243	10,168,588	14,688,285

Income from operations	1,176,536	718,297	3,300,582	1,733,861

Other income (expense):
Interest income	24,975	60,234	167,015	176,078
Interest expense	(13,919)	(4,248)	(20,120)	(76,700)
Unrealized gain (loss) on short term investments	(65,889)	(1,131)	(328,987)	54,434
Other gain (loss)	(5,649)	10,000	(88,730)	1,109,350
Income before income taxes	1,116,054	783,152	3,029,760	2,997,023

(Provision) for income taxes:	(28,038)	(9,955)	(122,859)	(46,141)
Net income	1,088,016	773,197	2,906,901	2,950,882

Dividends on preferred stock	(146,611)	(146,611)	(439,833)	(439,833)

Net income applicable to common shareholders	$941,405	$626,586	$2,467,068	$2,511,049

Weighted average shares, basic	19,019,000	19,555,000	19,255,000	19,511,000
Weighted average shares, diluted	19,422,000	19,942,000	19,579,000	19,744,000
Basic income per share	$0.05	$0.03	$0.13	$0.13
Diluted income per share	$0.05	$0.03	$0.13	$0.13

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$2,906,901	$2,950,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	676,324	769,440
Amortization of operating right of use asset	312,826	63,896
Stock compensation expense	320,199	249,733
Bad debt expense	391,667	516,694
Gain on disposal of assets	(24,737)	-
Gain on debt extinguishment	-	(1,109,350)
Loss on sale of property and equipment	107,820	-
(Increase) decrease in:
Accounts receivables	198,430	(1,508,097)
Long-term receivables, prepaids and other assets	(414,998)	293,042
(Decrease) increase in:
Accounts payable	26,210	1,091,304
Operating lease liability	(306,798)	(63,895)
Accrued liabilities	52,441	549,537
Deferred revenue	(213,321)	(452,633)
Net cash provided by operating activities	4,032,964	3,350,553

Cash flows from investing activities:
Sale of property and equipment	1,374,085	-
Purchase of property and equipment	(50,823)	(105,391)
Net cash provided by (used in) investing activities	1,323,262	(105,391)

Cash flows from financing activities:
Net (decrease) increase in lines of credit	(2,614,133)	1,340,000
Common Stock buyback/retirement	(5,212,452)	(508,243)
Proceeds from employee stock plan	109,177	114,430
Dividends paid	(439,833)	(439,833)
Payments on notes payable	-	(920,754)
Net cash used in financing activities	(8,157,241)	(414,400)

Net (decrease) increase in cash and cash equivalents	(2,801,015)	2,830,762

Cash and cash equivalents at beginning of period	24,070,322	20,345,330
Cash and cash equivalents at end of period	$21,269,307	$23,176,092

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$172,342	$55,772
Cash paid for interest	$21,607	$76,700
Cash paid for operating leases	$66,871	$71,200

Supplemental disclosure of non-cash investing and financing activities:
Common stock to pay accrued liabilities	$234,447	$214,550
Dividends accrued on preferred stock	$439,833	$439,833

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.

Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2021	625,375	$6,254	212,402	$2,124	19,351,935	$193,522	$74,298,924	$(29,359,938)	$45,140,886

Stock issued for:
Accrued compensation	-	-	-	-	29,316	293	172,207	-	172,500
Employee stock plan	-	-	-	-	13,901	139	56,438	-	56,577
Stock buyback	-	-	-	-	(7,600)	(76)	(41,200)	-	(41,276)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)
Net income	-	-	-	-	-	-	-	946,817	946,817

Balance, September 30, 2021	625,375	$6,254	212,402	$2,124	19,387,552	$193,878	$74,486,369	$(28,559,732)	$46,128,893

Stock issued for:
Accrued compensation	-	-	-	-	11,464	115	61,832	-	61,947
Stock buyback	-	-	-	-	(244,552)	(2,446)	(1,427,252)	-	(1,429,698)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)
Net income	-	-	-	-	-	-	-	872,068	872,068

Balance, December 31, 2021	625,375	$6,254	212,402	$2,124	19,154,464	$191,547	$73,120,949	$(27,834,275)	$45,486,599

Stock issued for:
Accrued compensation	-	-	-	-	10,639	106	61,144	-	61,250
Employee stock plan	-	-	-	-	11,202	112	52,488	-	52,600
Stock buyback	-	-	-	-	(538,376)	(5,383)	(3,736,094)	-	(3,741,477)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)
Net income	-	-	-	-	-	-	-	1,088,016	1,088,016

Balance, March 31, 2022	625,375	$6,254	212,402	$2,124	18,637,929	$186,382	$69,498,487	$(26,892,870)	$42,800,377

PARK CITY GROUP, INC.

Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(continued)

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2020	625,375	$6,254	212,402	$2,124	19,484,485	$194,847	$75,271,097	$(32,890,889)	$42,583,433

Stock issued for:
Accrued compensation	-	-	-	-	1,302	13	5,392	-	5,405
Employee stock plan	-	-	-	-	13,980	140	50,188	-	50,328
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)
Net income	-	-	-	-	-	-	-	554,826	554,826

Balance, September 30, 2020	625,375	$6,254	212,402	$2,124	19,499,767	$195,000	$75,326,677	$(32,482,674)	$43,047,381

Stock issued for:
Accrued compensation	-	-	-	-	29,141	292	130,958	-	131,250
Employee stock plan	-	-	-	-	514	5	2,699	-	2,704
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)
Net income	-	-	-	-	-	-	-	1,622,859	1,622,859

Balance, December 31, 2020	625,375	$6,254	212,402	$2,124	19,529,422	$195,297	$75,460,334	$(31,006,426)	$44,657,583

Stock issued for:
Accrued compensation	-	-	-	-	15,419	154	77,741	-	77,895
Employee stock plan	-	-	-	-	17,278	173	63,928	-	64,101
Stock buyback	-	-	-	-	(84,081)	(841)	(507,402)	-	(508,243)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)
Net income	-	-	-	-	-	-	-	773,197	773,197

Balance, March 31, 2021	625,375	$6,254	212,402	$2,124	19,478,038	$194,783	$75,094,601	$(30,379,840)	$44,917,922

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

Basis of Financial Statement Presentation

The interim financial information of the Company as of March 31, 2022 and for the three and nine months ended March 31, 2022 is unaudited, and the balance sheet as of June 30, 2021 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. GAAP. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2021. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended March 31, 2022 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2022. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2021.

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

From time-to-time, we may enter into arrangements with third party suppliers to resell products or services. In such cases, we evaluate whether we are the principal (i.e., report revenue on a gross basis) or agent (i.e., report revenue on a net basis). In doing so, we first evaluate whether we control the good or service before it is transferred to the customer. If we control the good or service before it is transferred to the customer, we are the principal; if not, we are the agent. Determining whether we control the good or service before it is transferred to the customer may require judgment.

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

Trade Accounts Receivable and Contract Balances

We classify our right to consideration in exchange for deliverables as either a receivable or a contract asset (unbilled receivable). A receivable is a right to consideration that is unconditional (i.e., only the passage of time is required before payment is due). For example, we recognize a receivable for revenue related to our transaction or volume-based contracts when earned regardless of whether amounts have been billed. We present such receivables in trade accounts receivable, net in our consolidated statements of financial position at their net estimated realizable value. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables, judgment, and other applicable factors.

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in current and other assets in our consolidated balance sheets and primarily relate to unbilled amounts on fixed-price contracts utilizing the output method of revenue recognition. The table below shows movements in contract assets:

	Contract assets
Balance – December 31, 2021	$996,609
Revenue recognized during the period but not billed	-
Amounts reclassified to accounts receivable	(149,466)
Other	24,231
Balance – March 31, 2022	$871,374	(1)

(1)	Contract asset balances for March 31, 2022 include a current and a long-term contract asset of $665,322 and $206,052, respectively.

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

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period:

Contract liability
Balance – December 31, 2021	$1,657,859
Amounts billed but not recognized as revenue	991,099
Revenue recognized related to the opening balance of deferred revenue	(1,106,938)
Other	-
Balance – March 31, 2022	$1,542,020

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

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by contract-type. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market, and other economic factors:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Recurring – Subscription, Support and Services	$4,553,844	$4,245,247	$13,259,456	$12,263,945
Non-Recurring – Services	-	326,535	81,618	584,394
Transaction Based – MarketPlace	2,062	1,450,758	128,096	3,573,807
	$4,555,906	$6,022,540	$13,469,170	$16,422,146

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

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Numerator
Net income applicable to common shareholders	$941,405	$626,586	$2,467,068	$2,511,049

Denominator
Weighted average common shares outstanding, basic	19,019,000	19,555,000	19,255,000	19,511,000
Warrants to purchase common stock	403,000	387,000	324,000	233,000
Weighted average common shares outstanding, diluted	19,422,000	19,942,000	19,579,000	19,744,000

Net income per share
Basic	$0.05	$0.03	$0.13	$0.13
Diluted	$0.05	$0.03	$0.13	$0.13

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications have no impact on the previously reported results.

NOTE 3.  EQUITY

Restricted Stock Units	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at December 31, 2021	897,731	$5.35
Granted	30,940	5.16
Vested and issued	(940)	5.32
Forfeited	(16,873)	5.35
Outstanding at March 31, 2022	910,858	$5.35

As of March 31, 2022, there were 16,148 restricted stock units outstanding that had vested but for which shares of Common Stock had not yet been issued pursuant to the terms of the applicable agreement.

As of March 31, 2022, there was approximately $4.9 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 1.98 years.

Warrants

Outstanding warrants were issued in connection with private placements of the Company’s Common Stock and with the restructuring of the Series B Preferred that occurred in March of 2018. The following table summarizes information about fixed stock warrants outstanding at March 31, 2022:

Warrants Outstanding at March 31, 2022				Warrants Exercisable at March 31, 2022
Range of exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.00	1,085,068	0.85	$4.00	1,085,068	$4.00
$10.00	23,737	0.82	$10.00	23,737	$10.00
	1,108,805	0.85	$4.13	1,108,805	$4.13

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

As of March 31, 2022, a total of 625,375 shares of Series B Preferred and 212,402 shares of Series B-1 Preferred were issued and outstanding.

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

On August 31, 2021, our Board of Directors approved a further increase to its Share Repurchase program by $10 million in shares of our Common Stock. The total remaining authorization for future shares of Common Stock repurchases under our Share Repurchase Program was $6,838,434 as of March 31, 2022. Our Board may authorize further increases, suspend, reduce, or discontinue our Share Repurchase Program at any time, at the Board’s discretion.

The following table provides information about repurchases of our Common Stock registered pursuant to Section 12 of the Exchange Act, during the nine months ended  March 31, 2022:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Amount Available for Future Share Repurchases Under the Plans or Programs

July 1, 2021 – September 30, 2021:	7,600	$5.43	718,394	$12,009,609
October 1, 2021 – December 31, 2021:	244,552	$5.85	962,946	$10,579,912
January 1, 2022 – March 31, 2022:	538,376	$6.95	1,501,322	$6,838,434

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

NOTE 4.  RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provides certain executive management services to the Company, including designating Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields, FMI’s designated executive, who also serves as the Company’s Chair of the Board of Directors, controls FMI. The Company had no payables to FMI at March 31, 2022 and June 30, 2021, respectively, under the Service Agreement.

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

COVID-19 and Geopolitical Conflicts

The impact of the COVID-19 pandemic and geopolitical conflicts, including the recent war in Ukraine, has created much uncertainty in the global marketplace. There are many uncertainties regarding these events, and the Company is closely monitoring the ongoing impact of the pandemic and the recent events in Ukraine on all aspects of its business, including how it will impact its services, customers, employees, vendors, and business partners now and in the future. While the pandemic and recent geopolitical conflicts did not materially adversely affect the Company’s financial results and business operations in the Company’s nine months ended March 31, 2022, in the fiscal years ended June 30, 2020 or 2021, we are unable to predict the impact that COVID-19 and recent geopolitical conflicts will have on its future financial position and operating results due to numerous uncertainties.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021.

Revenue

	Fiscal Quarter Ended March 31,		Variance
	2022	2021	Dollars	Percent
Revenue	$4,555,906	$6,022,540	$(1,466,634)	-24%

Revenue was $4,555,906 and $6,022,540 for the three months ended March 31, 2022 and 2021, respectively, a 24% decrease. The decrease in revenue was due to significant MarketPlace revenue during the height of COVID-19 that occurred in 2021 that has not reoccurred in 2022. This includes $1.5MM, in non- recurring Marketplace revenue and $200k in recurring revenue for products and services the Company as part of its strategy chose to sunset that had little upside and very low margin. This was partially offset by revenue growth in other higher margin compliance subscription, supply chain services and other recurring revenue.

During fiscal 2021, as COVID-19 disrupted supply chains and generated shortages in products, our ability to source hard to find items for our customers resulted in increased revenue attributable to MarketPlace. These products largely consisted of personal protective equipment ("PPE") which includes nitrile gloves, masks, freezers and telecommunication equipment. While the Company experienced a significant increase in MarketPlace revenue for PPE during the height of COVID-19, that demand has decreased in 2022, and future demand is uncertain. As a result, we may experience significant swings in MarketPlace revenue as the pandemic continues to abate depending on the impact of future variants of COVID-19.  The uncertainty regarding future demand for MarketPlace is heightened due to recent geopolitical conflicts, including the current war in Ukraine. While we don’t currently anticipate that such uncertainties will materially affect our future results from operations, no assurances can be given.

Although no assurances can be given, we continue to focus our sales efforts on marketing our software services on a recurring subscription basis and placing less emphasis on transactional revenue. However, we believe there will continue to be a certain percentage of customers that will require buying a particular service outright (i.e., a license). We will continue to make our best effort to reduce this non-recurring transactional revenue when we are able.

Cost of Services and Product Support

	Fiscal Quarter Ended March 31,		Variance
	2022	2021	Dollars	Percent
Cost of services and product support	$773,651	$2,634,224	$(1,860,573)	-71%
Percent of total revenue	17%	44%

Cost of services and product support was $773,651 and $2,634,224 for the three months ended March 31, 2022 and 2021, respectively, a 71% decrease. This decrease is the result of planned elimination of low margin products, services and cost control. (1) We eliminated high cost, low margin MarketPlace transactional revenue which significantly resulted in reduced procurement costs. With lower MarketPlace transactions, we realized significantly less Cost of Services.  (2) We sunsetted two vendor managed pricing products and headcount which also contributed to lower Cost of Services. (3) We eliminated certain 3rd party vendor software services which contributed to the reduction.

While we experienced a significant increase in MarketPlace costs and corresponding revenue during fiscal 2021 due to demand in PPE, those costs and corresponding revenue was not continued in fiscal 2022. It is uncertain what if any Marketplace revenue we can expect going forward since the Company has chosen to eliminate all non-core non-recurring revenue.

Sales and Marketing Expense

	Fiscal Quarter Ended March 31,		Variance
	2022	2021	Dollars	Percent
Sales and marketing	$1,229,677	$1,155,266	$74,411	6%
Percent of total revenue	27%	19%

Sales and marketing expense was $1,229,677 and $1,115,266 for the three months ended March 31, 2022 and 2021, respectively, a 6% increase. This increase in sales and marketing expense is primarily due to an increase in tradeshows, conference fees, and travel costs as the Company has discontinued temporary travel holds caused by the COVID-19 pandemic. Additionally, the Company has contracted with various marketing consultants in preparation of launching the Repositrak Traceablity Network.

General and Administrative Expense

	Fiscal Quarter Ended March 31,		Variance
	2022	2021	Dollars	Percent
General and administrative	$1,178,649	$1,255,410	$(76,761)	-6%
Percent of total revenue	26%	21%

General and administrative expense was $1,178,649 and $1,255,410 for the three months ended March 31, 2022 and 2021, respectively, a decrease of 6%. The decrease in general and administrative expense is primarily due to (1) the termination of hosted software applications including its CRM provider, employee expense management software, and a decrease in maintenance costs associated with certain fixed assets.

Depreciation and Amortization Expense

	Fiscal Quarter Ended March 31,		Variance
	2022	2021	Dollars	Percent
Depreciation and amortization	$197,393	$259,343	$(61,950)	-24%
Percent of total revenue	4%	4%

Depreciation and amortization expense was $197,393 and $259,343 for the three months ended March 31, 2022 and 2021, respectively, a decrease of 24%. This decrease is due to the disposal of certain assets in the current fiscal year.

Other Income and Expense

	Fiscal Quarter Ended March 31,		Variance
	2022	2021	Dollars	Percent
Net other income (expense)	$(60,482)	$64,855	$(125,337)	-193%
Percent of total revenue	-1%	1%

Net other expense was $60,482 for the three months ended March 31, 2022 compared to net other income of $64,855 for the three months ended March 31, 2021. Other expense increased due to unrealized losses of certain short-term investments held in U.S. treasuries and other securities. Given rising interest rates, the Company recognized a decline in its bond portfolio and other fixed income instruments on excess cash.

Preferred Dividends

	Fiscal Quarter Ended March 31,		Variance
	2022	2021	Dollars	Percent
Preferred dividends	$146,611	$146,611	$-	-%
Percent of total revenue	3%	2%

Dividends accrued on the Company’s Series B-1 Preferred was $146,611 for the three months ended March 31, 2022 and for the three months ended March 31, 2021. Dividends remained flat in the comparable periods.

Comparison of the Nine Months Ended March 31, 2022 to the Nine Months Ended March 31, 2021.

Revenue

	Nine Months Ended March 31,		Variance
	2022	2021	Dollars	Percent
Revenue	$13,469,170	$16,422,146	$(2,952,976)	-18%

Revenue was $13,469,170 and $16,422,146 for the nine months ended March 31, 2022 and 2021, respectively, a decrease of 18%. The decrease in revenue was due to significant MarketPlace revenue contribution during the height of COVID-19 that occurred in fiscal 2021 that did not reoccur in 2022. Given its volatility and non-recurring nature, the Company’s strategic plan is to eliminate all non-core non-recurring revenue. Year to date, this includes $3.6MM, in non- recurring Marketplace revenue and $600k in recurring revenue for products and services that had little upside and very low margin. This was partially offset by revenue growth in compliance subscription, supply chain services and other recurring revenue.

During fiscal 2021, as COVID-19 disrupted supply chains and generated shortages in products, our ability to source hard to find items for our customers resulted in increased revenue attributable to MarketPlace. These products largely consisted of PPE. While the Company experienced a significant increase in MarketPlace revenue for PPE during the height of COVID-19, that demand has decreased in 2022, and future demand is uncertain. As a result, we may experience significant swings in MarketPlace revenue as the pandemic continues to abate depending on the impact of future variants of COVID-19.  The uncertainty regarding future demand for MarketPlace is heightened due to recent geopolitical conflicts, including the current war in Ukraine. While we don’t currently anticipate that such uncertainties will materially affect our future results from operations, no assurances can be given.

Although no assurances can be given, we continue to focus our sales efforts on marketing our software services on a recurring subscription basis and placing less emphasis on transactional revenue. However, we believe there will continue to be a certain percentage of customers that will require buying a particular service outright (i.e., a license). We will continue to make our best effort to reduce this non-recurring transactional revenue when we are able.

Cost of Services and Product Support

	Nine Months Ended March 31,		Variance
	2022	2021	Dollars	Percent
Cost of services and product support	$2,437,351	$6,706,769	$(4,269,418)	-64%
Percent of total revenue	18%	41%

Cost of services and product support was $2,437,351 and $6,706,769 for the nine months ended March 31, 2022 and 2021, respectively, a decrease of 64%. This decrease is the result of planned elimination of low margin products, services and cost control. (1) We eliminated high cost, low margin MarketPlace transactional revenue which significantly reduced procurement costs.  With lower MarketPlace transactions, we realized significantly less Cost of Services.  (2) We sunsetted two vendor managed pricing products and headcount which also contributed to lower Cost of Services. (3) We eliminated certain 3rd party vendor software services which contributed to the reduction.

Sales and Marketing Expense

	Nine Months Ended March 31,		Variance
	2022	2021	Dollars	Percent
Sales and marketing	$3,570,606	$3,643,602	$(72,996)	-2%
Percent of total revenue	27%	22%

Sales and marketing expense was $3,570,606 and $3,643,602 for the nine months ended March 31, 2022 and 2021, respectively, a decrease of 2%. This decrease was due primarily to a decrease in variable compensation, a reduction in trade show expense, and lower sales and marketing travel expense.

General and Administrative Expense

	Nine Months Ended March 31,		Variance
	2022	2021	Dollars	Percent
General and administrative	$3,484,307	$3,568,474	$(84,167)	-2%
Percent of total revenue	26%	22%

General and administrative expense was $3,484,307 and $3,568,474 for the nine months ended March 31, 2022 and 2021, respectively. The 2% decline in general and administrative expenses were largely due to (1) the termination of hosted software applications including its CRM provider, employee expense management software, and a decrease in maintenance costs associated with certain fixed assets.

Depreciation and Amortization Expense

	Nine Months Ended March 31,		Variance
	2022	2021	Dollars	Percent
Depreciation and amortization	$676,324	$769,440	$(93,116)	-12%
Percent of total revenue	5%	5%

Depreciation and amortization expense was $676,324 and $769,440 for the nine months ended March 31, 2022 and 2021, respectively, a decrease of 12%. This decrease is due to the disposal of certain assets in the current fiscal year.

Other Income and Expense

	Nine Months Ended March 31,		Variance
	2022	2021	Dollars	Percent
Net other income (expense)	$(270,822)	$1,263,162	$(1,533,984)	-121%
Percent of total revenue	-2%	8%

Net other expense was $270,822 for the nine months ended March 31, 2022 compared to net other income of $1,263,162 for the nine months ended March 31, 2021. The change in other income (expense) was due to (1) recognition of a gain on debt extinguishment for the Company’s PPP loan in fiscal 2021 that did not occur in fiscal 2022; (2) and an increase in interest expense associated with financing arrangements with a bank for the Company’s stock repurchase plan; (3) unrealized losses of certain short-term investments held in U.S. treasuries and other securities. Given rising interest rates, the Company recognized a decline in its bond portfolio and other fixed income instruments on excess cash.

Preferred Dividends

	Nine Months Ended March 31,		Variance
	2022	2021	Dollars	Percent
Preferred dividends	$439,833	$439,833	$-	-%
Percent of total revenue	3%	3%

Dividends accrued on the Company’s Series B-1 Preferred was $439,833 for the nine months ended March 31, 2022 and 2021. Dividends remained flat in the comparable period.

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

	As of		Variance
	March 31, 2022	June 30, 2021	Dollars	Percent
Cash and cash equivalents	$21,269,307	$24,070,322	$(2,801,015)	-12%

We have historically funded our operations with cash from operations, equity financings, and borrowings from the issuance of debt, including our existing line of credit with U.S. Bank N.A., which was revised on October 6, 2021.

Cash was $21,269,307 and $24,070,322 at March 31, 2022 and June 30, 2021, respectively. This 12% decrease is principally the result of a $6.0 million payoff of financing arrangements with a bank, partially offset by lower overall cash operating expense and collections on accounts receivable.

Net Cash Flows from Operating Activities

	Nine Months Ended March 31,		Variance
	2022	2021	Dollars	Percent
Cash provided by operating activities	$4,032,964	$3,350,553	$682,411	20%

Net cash provided by operating activities is summarized as follows:

	Nine Months Ended March 31,
	2022	2021
Net income	$2,906,901	$2,950,882
Noncash expense and income, net	1,784,099	490,413
Net changes in operating assets and liabilities	(658,036)	(90,742)
	$4,032,964	$3,350,553

Net cash provided by operating activities for the nine months ended March 31, 2022 was $4,032,964, as compared to net cash provided by operating activities of $3,350,553 for the nine months ended March 31, 2021. Net cash provided by operating activities increased 20% due largely to elimination of low margin products, services, and overall cost control. Noncash expense increased by $1,293,686 in the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021 as a result of loss on sale of property and equipment, a modification of an operating lease resulting in a decrease of a right-of-use asset, and an increase in stock compensation expense. Additionally, a gain on debt extinguishment occurred in the prior fiscal year.

Net Cash Flows Used in Investing Activities

	Nine Months Ended March 31,		Variance
	2022	2021	Dollars	Percent
Cash provided by (used in) investing activities	$1,323,262	$(105,391)	$1,428,653	1,356%

Net cash provided by investing activities for the nine months ended March 31, 2022 was $1,323,262 compared to net cash used in investing activities of $105,391 for the nine months ended March 31, 2021. This increase in cash provided by investing activities for the nine months ended March 31, 2022 was due to the sale of property and equipment.

Net Cash Flows from Financing Activities

	Nine Months Ended March 31,		Variance
	2022	2021	Dollars	Percent
Cash used in financing activities	$(8,157,241)	$(414,400)	$7,742,841	1,868%

Net cash used in financing activities totaled $8,157,241 for the nine months ended March 31, 2022 as compared to cash used in financing activities of $414,400 for the nine months ended March 31, 2021. The increase in net cash used in financing activities is primarily attributable to the payoff of our line of credit arrangement with a bank and purchase of stock under the Share Repurchase Program.

Liquidity and Working Capital

At March 31, 2022, the Company had positive working capital of $20,152,506, as compared with positive working capital of $20,400,991 at June 30, 2021.  This $248,485 decrease in working capital is primarily due to a decrease in cash as a result of the $6.0 million payoff of a financing arrangement with a bank and purchase of stock under the Share Repurchase Program.

	As of March 31,	As of June 30,	Variance
	2022	2021	Dollars	Percent
Current assets	$26,691,501	$29,701,774	$(3.010,273)	-10%

Current assets as of March 31, 2022 totaled $26,691,501, a decrease of $3,010,273, as compared to $29,701,774 as of June 30, 2021. The decrease in current assets is primarily attributable to a net decrease in cash of $2,801,015 paying off a credit arrangement, an increase in contract assets and prepaid expense of $89,058 and a decrease in accounts receivable of $298,316.

	As of March 31,	As of June 30,	Variance
	2022	2021	Dollars	Percent
Current liabilities	$6,538,995	$9,300,783	$(2,761,788)	-30%

Current liabilities totaled $6,538,995 as of March 31, 2022 as compared to $9,300,783 as of June 30, 2021. The comparative decrease in current liabilities is primarily attributable to the corresponding payoff of $6.0 million in our line of credit, as discussed below.

On October 6, 2021, the Company and U.S. Bank N.A. executed the Credit Agreement, with an effective date of September 30, 2021. The Credit Agreement replaces the Company’s prior $6.0 million Revolving Credit Agreement and Stand-Alone Revolving Note between the Company and the Bank, as amended and revised on January 9, 2019, and provides the Company with a $10.0 million revolving line of credit that matures on March 31, 2023. Any amounts drawn down by the Company under the Credit Agreement accrue interest at an annual rate equal to 1.75% plus the one-month LIBOR rate. In addition, the Credit Agreement contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. Among other things, the Company must maintain liquid assets equal to the outstanding balance of the Note, and maintain a Senior Funded Debt (as defined in the Credit Agreement) to EBITDA Ratio (as defined in the Credit Agreement) of not more than 3:1.

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

Contractual Obligations

Total contractual obligations and commercial commitments as of March 31, 2022 are summarized in the following table:

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligation	388,572	52,669	120,227	142,358	73,318

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

Our exposure to risk for changes in interest rates relates primarily to our investments in short-term financial instruments. Investments in both fixed rate and floating rate interest earning instruments carry some interest rate risk. The fair value of fixed rate securities may fall due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Partly as a result of this, our future interest income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have fallen in estimated fair value due to changes in interest rates. However, as substantially all of our cash consists of bank deposits and short-term money market instruments, we do not expect any material change with respect to our net income as a result of an interest rate change.

Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. At March 31, 2022, the debt portfolio was composed of approximately 0% fixed rate debt and 100% variable rate debt.

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2022:

Cash:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$21,269,307	1.12%

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2022 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK CITY GROUP, INC.

Date: May 16, 2022	By:	/s/ Randall K. Fields
Randall K. Fields
Chair of the Board and Chief Executive Officer (Principal Executive Officer)

PARK CITY GROUP, INC.

Date: May 16, 2022	By:	/s/ John R. Merrill
John R. Merrill
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)