Form 10-K
period 2022-06-30
PARK CITY GROUP INC
filed 2022-09-28
CIK 50471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

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

☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as December 31, 2021, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $69,790,000 (at a closing price of $5.80 per share).

As of September 28, 2022, 18,469,093 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference certain information from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2022.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED JUNE 30, 2022

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including the risk factors set forth below and elsewhere in this Annual Report. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Statements made herein are as of the date of the filing of this Annual Report with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

-i-

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

The Company’s services are grouped in three application suites: (i) ReposiTrak MarketPlace (“MarketPlace”), encompassing the Company’s supplier discovery and B2B e-commerce solutions, which helps the Company’s customers find new suppliers; (ii) ReposiTrak Compliance and Food Safety (“Compliance and Food Safety”) solutions, which help the Company’s customers vet suppliers to mitigate the risk of doing business with these suppliers; and (iii) ReposiTrak’s Supply Chain (“Supply Chain”) solutions, which help the Company’s customers to more efficiently manage various transactions with their suppliers.

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

The Company’s services are delivered through proprietary software solutions designed, developed, marketed and supported by the Company. These software solutions provide visibility and facilitate improved business processes among all key constituents in the supply chain, starting with the retailer and moving backwards to suppliers and eventually to raw material providers. The Company provides cloud-based applications and services that address e-commerce, supply chain, food safety and compliance activities. The principal customers for the Company’s solutions are household name multi-store food retail chains and their suppliers, branded food manufacturers, food wholesalers and distributors, and other food service businesses.

The Company has a hub and spoke business model. The Company is typically engaged by retailers and wholesalers (“Hubs”), which in turn require their suppliers (“Spokes”) to utilize the Company’s services.

The Company is incorporated in the state of Nevada and has three principal subsidiaries: PC Group, Inc., a Utah corporation (98.76% owned) (“PCG Utah”); Park City Group, Inc., a Delaware corporation (100% owned) (“PCG Delaware”); and ReposiTrak (100% owned) (PCG Utah, PCG Delaware, and ReposiTrak are, collectively, the “Subsidiaries”). All intercompany transactions and balances have been eliminated in the Company’s consolidated financial statements, which contain the operating results of the operations of PCG Delaware and ReposiTrak. Park City Group has no business operations separate from the operations conducted through its Subsidiaries.

The Company’s principal executive offices are located at 5282 South Commerce Drive, Suite D292, Murray, Utah 84107. Its telephone number is (435) 645-2000. Its website address is www.parkcitygroup.com, and ReposiTrak’s website address is www.repositrak.com.

Recent Developments

New Product Initiatives

ReposiTrak released a new audit management (“Audit Management”) solution for large manufacturers who audit their own sites and supplier facilities for food safety and quality. Based on the world class audit management platform that powers the Safe Quality Food Institute (“SQFI”) global audit system, used to conduct over 10,000 audits annually, the Audit Management solution will enable manufacturers to easily deploy their own audit schemas, including custom scoring methodologies, auditor management and scheduling, and performance comparisons.

The Audit Management platform is industry and audit agnostic and can easily be configured for a wide variety of Good Manufacturing Practices (“GMP”) and Global Food Safety Initiative (“GFSI”) approved audits. The new solution will help improve quality and safety by making audits more efficient and accurate through better corrective actions management and documentation.

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

ReposiTrak's new and improved vendor vetting and onboarding automation, including the ability to connect to customer enterprise resource planning software through application programming interfaces, creates systemic controls to ensure vendors are properly vetted prior to the generation of the first purchase order. Using ReposiTrak vendor vetting automation accelerates the collection of critical documents and data, so that only those vendors that meet the high standards of retailers and wholesalers are onboarded, delivering better safety and brand protection.

Revolving Credit Agreement

On October 6, 2021, the Company and U.S. Bank N.A. (the “Bank”) executed a Revolving Credit Agreement (the "Revolving Credit Agreement”) and accompanying addendum (the "Addendum"), and Stand-Alone Revolving Note (the "Note" and collectively with the Revolving Credit Agreement and Addendum, the "Credit Agreement"), with an effective date of September 30, 2021. The Credit Agreement replaces the Company’s prior $6.0 million Revolving Credit Agreement and Stand-Alone Revolving Note between the Company and the Bank, as amended and revised on January 9, 2019, and provides the Company with a $10.0 million revolving line of credit that matures on March 31, 2023.

Geopolitical Conflicts

The impact of geopolitical conflicts, including the recent war in Ukraine, has created much uncertainty in the global marketplace. There are many uncertainties regarding these events, and the Company is closely monitoring the ongoing impact of the recent events on all aspects of its business, including how they will impact its services, customers, employees, vendors, and business partners now and in the future. While recent geopolitical conflicts did not materially adversely affect the Company’s financial results and business operations in the Company’s fiscal years ended June 30, 2022 or 2021, we are unable to predict the impact that recent geopolitical conflicts may have on its future financial position and operating results due to numerous uncertainties.

CARES Act

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

As of June 30, 2022, the Company was substantially complete with its Audit Management solution providing a wide variety of Good Manufacturing Practices (“GMP”) and Global Food Safety Initiative (“GFSI”) approved audits. The new solution will help improve quality and safety by making audits more efficient and accurate through better corrective actions management and documentation.

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

Key Application Suites

●

ReposiTrak MarketPlace is the Company’s supplier discovery and B2B e-commerce solution. MarketPlace provides the Company’s customers with greater flexibility in sourcing products by enabling them to screen and choose suppliers based on a wide variety of criteria, including, but not limited to, compliance characteristics, and then to integrate these suppliers into their supply chain faster and more cost effectively. MarketPlace helps the Company’s customers respond to competitive pressures from online retailers by providing them with greater capabilities to increase local sourcing, tailor their product offering to local market tastes, and stock their stores appropriately for local events. MarketPlace is also beneficial to suppliers connected to ReposiTrak’s platform in that they can use MarketPlace to highlight the products that they sell to generate incremental sales. The business model for MarketPlace continues to evolve. In fiscal 2022, the Company primarily acted as an agent for suppliers and provided supply chain technology services for a monthly subscription fee. In prior years, at the customer’s request, the Company has acted as the supplier for certain products whereby the Company secures products for a customer, adds a markup, and delivers the product for a profit. Given the risk and uncertainties in the supply chain including price volatility, lower margins, and transactional revenue versus recurring revenue, the Company has reverted back to primarily acting as an agent for MarketPlace customers; however, there are no assurances that the Company may not opportunistically pursue acting as a supplier if the economic outcome is more in line with the margins of its other software solutions.

●

ReposiTrak Compliance and Food Safety Solutions help the Company’s customers reduce potential regulatory and legal risk from their supply chain partners. The Company does this by providing a way of gathering the array of documents that may be needed for the customer to determine that its suppliers are compliant with a wide variety of criteria including, but not limited to, food safety regulations, such as those required by the FMSA and general business compliance standards such as adequate liability insurance. The Company’s Compliance and Food Safety solutions currently include four main applications: Vendor Validation, Compliance Management, QMS and Track & Trace. ReposiTrak also hosts and is integrated with the food safety audit database of the SQFI. SQFI is one of the leading schemas for certifying that a food retailer’s suppliers are compliant with GFSI standards, which many food retailers require of their suppliers as a condition of doing business. SQFI is owned and operated by the FMI, one of the food industry’s largest trade associations.

●

ReposiTrak Supply Chain Solutions help the Company’s customers to more efficiently manage relationships with suppliers so that they can “stock less and sell more” by reducing inventory, labor costs and waste while also increasing revenue. The Company is a leader in helping its customers to manage their relationship with Direct Store Delivery (“DSD”) suppliers. The Company has observed that its customers are shifting a greater percentage of their product mix to DSD suppliers to lower their operating costs. Through a process known as Scan Based Trading the Company enables its customers to sell products from DSD suppliers on a consignment basis, which lowers their working capital requirements by shifting the financial burden of the inventory to the supplier. Other Supply Chain solutions include ScoreTracker, Vendor Managed Inventory, Store Level Ordering and Replenishment, Enterprise Supply Chain Planning, Audit Management solutions, Fresh Market Manager and ActionManager®, all of which are designed to aid the Company’s customers in managing inventory, auditing, managing product mix and labor while improving sales through the reduction of out of stocks by improving visibility and forecasting.

Professional Services

The Company has two professional services groups: (i) the Business Analytics Group offers business-consulting services to suppliers and retailers in the grocery, convenience store and specialty retail industries; and (ii) the Professional Services Group provides consulting services to ensure that our solutions are seamlessly integrated into our customers’ business processes as quickly and efficiently as possible.

Technology, Development and Operations

Product Development

The Company’s product development strategy is focused on creating common technology elements that can be leveraged in multiple applications across our core markets. To remain competitive, the Company is currently designing, coding and testing new products and developing expanded functionality of its current products.

Operations

We currently serve our customers from a third-party data center hosting facility. Along with the Company’s Statement on Standards for Attestation Engagements (“SSAE”) No. 16 certification Service Organization Control (“SOC2”), the third-party facility is also a SSAE No. 16 – SOC2 certified location and is secured by around-the-clock guards, biometric screening and escort-controlled access, and is supported by multiple on-site backup generators in the event of a power failure.

Customers

The Company is currently engaged primarily by food-related consumer goods retailers, wholesalers, and their suppliers. The bulk of the Company’s customers are in the U.S. consumer retail sector for food and general merchandise. However, the Company is opportunistic and will offer its solutions to a wide variety of other potential customers. No single customer exceeded 10% of the Company’s total revenue in the fiscal year ended June 30, 2022.

Sales, Marketing and Customer Support

Sales and Marketing

Through a focused and dedicated sales effort designed to address the requirements of each of its solutions, the Company believes it is well positioned to understand its customers’ businesses, trends in the marketplace, competitive products and opportunities for new product development.

The Company’s primary marketing objectives have been to increase awareness of our solutions, generate sales leads and develop new customer relationships. To this end, the Company attends industry trade shows, conducts direct marketing programs and webinars, publishes industry trade articles, participates in interviews and selectively advertises in industry publications.

In fiscal 2016, the Company embarked on a process of repurposing the Company’s supply chain applications so that they can be delivered via ReposiTrak’s highly scalable online infrastructure and launching its MarketPlace supplier discovery and B2B e-commerce solution on this same infrastructure. As a result, the Company is now largely capable of delivering its services through a single ReposiTrak branded user interface.

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

Competition

The Company competes with a myriad of software vendors, developers and integrators, B2B exchanges, consulting firms, focused solution providers, and business intelligence technology platforms. Although our competitors are often considerably larger companies in size with larger sales forces and marketing budgets, the Company believes that its deep industry knowledge, the breadth and depth of our offerings, and our long-standing relationships with key industry, wholesaler, and other trade groups and associations, gives it a competitive advantage.

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

Employees

As of June 30, 2022, the Company employed a total of 67 employees. Of these employees, 17 are located overseas. The Company plans to continue expanding its offshore workforce to augment its analytics services offerings, expand its professional services and to provide additional programming resources. The employees are not represented by any labor union.

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

ITEM 1A.         RISK FACTORS

An investment in our Common Stock is subject to many risks. You should carefully consider the risks described below, together with all of the other information included in this Annual Report, including the financial statements and the related notes, before you decide whether to invest in our Common Stock. Our business, operating results and financial condition could be harmed by any of the following risks. The trading price of our Common Stock could decline due to any of these risks, and you could lose all or part of your investment.

Risks Related to the Company

We have incurred losses in the past and there can be no assurance that we will operate profitably in the future.

Our marketing strategy emphasizes sales of subscription-based services, instead of annual licenses, and using Spokes to connect to our Hubs. This strategy has resulted in the development of a foundation of retail and wholesale Hubs to which suppliers can be “connected”, thereby accelerating future growth. If, however, this marketing strategy fails, revenue and operations will be negatively affected. We had net income of $4,003,095 for the year ended June 30, 2022, compared to a net income of $4,117,395 for the year ended June 30, 2021. Although we generated net income in the year ended June 30, 2022, there can be no assurance that we will achieve profitability in future periods. We cannot provide assurance that we will continue to generate revenue or have sustainable profits. If we do not operate profitably in the future, our current cash resources will be used to fund our operating losses. Continued losses would have an adverse effect on the long-term value of our Common Stock and any investment in the Company.

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

Management expects a significant portion of our revenue stream to come from the sale of subscriptions and professional services charged to new customers. These amounts will fluctuate and are uncertain because predicting future sales is difficult and involves speculation. In addition, we may potentially experience significant fluctuations in future operating results caused by a variety of factors, many of which are outside of our control, including:

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

Our customers have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period. Our renewal rates may decline or fluctuate as a result of factors, including customer dissatisfaction with our service, customers’ ability to continue their operations and spending levels, consolidation, taking the process in-house, and deteriorating general economic conditions. If our customers do not renew their subscriptions for our service or reduce the level of service at the time of renewal, our revenue will decline, and our business will suffer.

Our future success also depends in part on our ability to increase rates, sell additional features and services, or sell additional subscriptions to our current customers. This may also require increasingly sophisticated and costly sales and marketing efforts that are targeted at senior management. If these strategies fail, we will need to refocus our efforts toward other solutions, which could lead to increased development and marketing costs, delayed revenue streams, and otherwise negatively affect our operations.

If our Compliance and Food Safety solutions do not perform as expected, whether as a result of operator error or otherwise, it could impair our operating results and reputation.

Our success depends on the food safety market’s confidence that we can provide reliable, high-quality reporting for our customers. We believe that our customers are likely to be particularly sensitive to product defects and operator errors, including if our systems fail to accurately report issues that could reduce the liability of our clients in the event of a product recall. In addition, our reputation and the reputation of our products can be adversely affected if our systems fail to perform as expected. However, if our customers or potential customers fail to implement and use our systems as suggested by us, they may not be able to deal with a recall as effectively as they otherwise could have. As a result, the failure or perceived failure of our products to perform as expected could have a material adverse effect on our revenue, results of operations and business.

If a customer is sued because of a recalled product, we could be joined in that suit, the defense of which would impair our operating results.

We believe our Compliance and Food Safety solutions would be helpful in the event of a recall. However, their ultimate usefulness is dependent on how the customer uses our products, which is in many ways out of our control. Similarly, a customer that is a defendant in a product liability case could claim that had our services performed as represented the extent of potential liability would have been minimized and therefore, we should have some contributory liability in the case. Defending such a claim could have a material adverse effect on our revenue, results of operations and business.

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

We depend on a number of other companies to perform functions critical to our ability to deliver products to our customers, including maintaining inventory, preparing merchandise for shipment to our customers and delivering purchased merchandise on a timely basis. We also depend on the delivery services that we and they utilize. We also depend on our partners to ensure proper labelling of products. Issues or concerns regarding product safety, labelling, content or quality could result in consumer or governmental claims. In limited circumstances, we sell merchandise that we have purchased. In these instances, we assume the risks related to inventory.

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

Non-conformities or bugs (“errors”) may be found from time to time in our existing, new or enhanced products after commencement of commercial shipments, resulting in loss of revenue or injury to our reputation. In the past, we have discovered errors in our products and as a result, have experienced delays in the shipment of products. Errors in our products may be caused by defects in third-party software incorporated into our products. If so, we may not be able to fix these defects without the cooperation of these software providers. Because these defects may not be as significant to the software provider as they are to us, we may not receive the rapid cooperation that may be required. We may not have the contractual right to access the source code of third-party software, and even if we do have access to the code, we may not be able to fix the defect. In addition, our customers may use our service in unanticipated ways that may cause a disruption in service for other customers attempting to access their data. Since our customers use our products for critical business applications, any errors, defects or other performance problems could hurt our reputation and may result in damage to our customers’ business. If that occurs, we could lose future sales or customers may make warranty or other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation. Customers could also elect not to renew their subscription or delay or withhold payment to us. These potential scenarios, successful or otherwise, would likely be time consuming and costly.

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

Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise during transfer of data to additional data centers or at any time, and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information, such as usernames, passwords or other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and the services we provide to customers, damage our reputation and cause a loss of confidence in our products and services, which could adversely affect our business/operating margins, revenues and competitive position.

The secure processing, maintenance and transmission of this information is critical to our operations and business strategy, and we devote significant resources to protecting our information. The expenses associated with protecting our information could reduce our operating margins.

Failure or delay in the implementation of Section 204(d) of the FSMA may slow the adoption of our technology as a compliance tool for FMSA 204.

In September 2020, the FDA proposed a rule for Record Keeping for Food Traceability as part of the FSMA (“FSMA 204”), which is scheduled to be finalized by November 7, 2022 and would go into effect on January 6, 2023.  FSMA 204 will apply to all foods on the FDA’s Food Traceability List.  In the event (i) FSMA 204 is postponed or delayed, (ii) modified to the extent of applicability of the rules of FSMA 204 to various food industry sectors, (iii) the penalties for violations of FSMA 204 are reduced or eliminated, or (iv) delay or failure by the industry to adopt practices in compliance with FSMA 204, in each case, could slow the adoption of our technology as a compliance tool for FSMA 204, which could have a material adverse effect on our business, results of operations, and financial condition.

Weakened global economic conditions may adversely affect our industry, business and results of operations.

The rate at which our customers purchase new or enhanced services depends on several factors, including general economic conditions. The United States and other key international economies have experienced in the past a downturn in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy. For example, in March 2022, the U.S. Consumer Price Index (“CPI”), which measures a wide-ranging basket of goods and services, rose 8.5% from the same month a year ago, which represents the largest CPI increase since December of 1981.  The Company’s general business strategy may be adversely affected by any such inflationary fluctuations, economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our enterprise cloud computing services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts or affect renewal rates, all of which could adversely affect our operating results, or cause us to increase our prices to maintain the same level of profitability.

Geopolitical conflicts could potentially affect our sales and disrupt our operations and could have a material adverse impact on the Company.

Geopolitical conflicts, including the recent war in Ukraine, could adversely impact our operations or those of our customers. The extent to which these events impact our operations and those of our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence. If the uncertainty surrounding geopolitical conflicts and in the global marketplace continues, or if we, or any of our customers encounter any disruptions to our or their respective operations, facilities or stores, then we or they may be prevented or delayed from effectively operating our or their business, respectively, and the marketing and sale of our services and our financial results could be adversely affected.

Risks Relating to Our Common Stock

Our quarterly results of operations may fluctuate in the future, which could result in volatility in the price of our Common Stock.

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

Although our Common Stock is currently quoted on the NASDAQ Capital Market, there is limited trading activity. We can give no assurance that an active market will develop, or if developed, that it will be sustained. If an investor acquires shares of our Common Stock, the investor may not be able to liquidate such shares of our Common Stock should there be a need or desire to do so.

Future issuances of our shares may lead to future dilution in the value of our Common Stock, will lead to a reduction in shareholder voting power and may prevent a change in control.

The shares of our Common Stock may be substantially diluted due to the following:

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

Common Stock and/or Preferred Stock issuances may result in reduction of the book value or market price of outstanding shares of Common Stock. If we issue any additional shares of Common Stock or Preferred Stock, proportionate ownership of Common Stock and voting power will be reduced. Further, any new issuance of Common Stock or Preferred Stock may prevent a change in control or management.

Our officers and directors have significant control over us, which may lead to conflicts with other stockholders over corporate governance.

Our officers and directors control approximately 46% of our Common Stock. Randall K. Fields, our Chief Executive Officer, controls 37% of our Common Stock. Consequently, Mr. Fields, individually, and our officers and directors, as stockholders acting together, can significantly influence all matters requiring approval by our stockholders, including the election of directors and significant corporate transactions, such as mergers or other business combination transactions.

Our corporate charter contains authorized, unissued “blank check” Preferred Stock issuable without stockholder approval with the effect of diluting then current stockholder interests.

Our articles of incorporation currently authorize the issuance of up to 30,000,000 shares of “blank check” Preferred Stock with designations, rights, and preferences as may be determined from time to time by our Board of Directors, of which 700,000 shares are currently designated as Series B Convertible Preferred Stock (“Series B Preferred”) and 550,000 shares are designated as Series B-1 Preferred Stock (“Series B-1 Preferred”). As of June 30, 2022, a total of 625,375 shares of Series B Preferred and 212,402 shares of Series B-1 Preferred were issued and outstanding.

Our Board of Directors is empowered, without stockholder approval, to issue one or more additional series of Preferred Stock with dividend, liquidation, conversion, voting, or other rights that could dilute the interest of, or impair the voting power of, holders of our Common Stock. The issuance of an additional series of Preferred Stock could be used as a method of discouraging, delaying or preventing a change in control.

Historically, we have not paid dividends on our Common Stock, and, although we recently declared a quarterly cash dividend on our Common Stock, investors should consider the potential for us to terminate the payment of dividends as a factor when determining whether to invest in us.

Historically, we have not paid dividends on our Common Stock. Although we recently declared a quarterly cash dividend on our Common Stock, in the future we may elect to retain earnings, if any, to finance the development and expansion of our business.  Our Board of Directors will determine our future dividend policy at their sole discretion, and future dividends will be contingent upon future earnings, if any, obligations of the stock issued, our financial condition, capital requirements, general business conditions and other factors. Future dividends may also be affected by covenants contained in loan or other financing documents, which we may execute in the future. Therefore, there can be no assurance that quarterly dividends will continue to be paid on our Common Stock.

Our officers and directors have limited liability and indemnification rights under our organizational documents, which may impact our results.

Our officers and directors are required to exercise good faith and high integrity in the management of our affairs. Our articles of incorporation and bylaws, however, provide that the officers and directors shall have no liability to the stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase or derived an improper benefit from the transaction. As a result, an investor may have a more limited right to action than they would have had if such a provision were not present. Our articles of incorporation and bylaws also require us to indemnify our officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct our internal affairs, provided that the officers and directors reasonably believe such actions to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

ITEM 2.         PROPERTIES

Our principal place of business operations is located at 5282 South Commerce Drive, Suite D292, Murray, Utah 84107. We lease approximately 5,000 square feet at this corporate office location, consisting primarily of office space, conference rooms and storage areas. Our telephone number is (435) 645-2000. Our website address is http://www.parkcitygroup.com.

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

PART II

ITEM 5.         MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Price History

Our Common Stock is traded on the NASDAQ Capital Market under the trading symbol “PCYG”. The following table sets forth the high and low sales prices of our Common Stock for the periods indicated:

	Quarterly Common Stock Price Ranges
	2022		2021
Fiscal Quarter Ended	High	Low	High	Low
September 30	$5.77	$4.81	$5.45	$3.72
December 31	$6.40	$4.90	$5.53	$3.80
March 31	$10.68	$5.12	$7.91	$4.75
June 30	$6.02	$4.06	$6.97	$4.80

Dividend Policy

Outstanding shares of Series B Preferred and Series B-1 Preferred each accrue dividends at the rate per share of 7% per annum if paid by the Company in cash, and 9% per annum if paid by the Company in additional shares of Series B-1 Preferred. Dividends on the Series B Preferred and Series B-1 Preferred are payable quarterly. To date, the Company has not paid dividends on its Common Stock. Although we have declared a quarterly dividend on our Common Stock, we may in the future discontinue the payment of quarterly dividends in the event we elect to retain future earnings, if any, for use in our operations and the expansion of our business.

Holders of Record

At June 30, 2022, there were 635 holders of record of our Common Stock with 18,460,538 shares issued and outstanding, 3 holders of Series B Preferred with 625,375 shares issued and outstanding, and 4 holders of Series B-1 Preferred with 212,402 shares issued and outstanding. The number of holders of record and shares of Common Stock issued and outstanding was calculated by reference to the books and records of the Company’s transfer agent.

Issuance of Securities

We issued shares of our Common Stock in unregistered transactions during fiscal year 2022. All of the shares of Common Stock issued in non-registered transactions were issued in reliance on Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and were reported in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K filed with the SEC during the fiscal year ended June 30, 2022. 7,808 shares of Common Stock were issued subsequent to June 30, 2022.

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

On March 17, 2020, the Board, given the extreme uncertainty due to COVID-19 at the time, suspended the Share Repurchase Program.

On May 18, 2021, our Board of Directors resumed its Share Repurchase Program, and increased the buyback by another $4 million bringing the total authorized under the Share Repurchase Program to $8 million.

On August 31, 2021, our Board of Directors approved a further increase to its Share Repurchase program to $12 million in shares of our Common Stock which added an additional $4 million to the Share Repurchase Program.

On May 10, 2022, our Board of Directors approved an increase to its Share Repurchase Program with an additional $9 million in shares of our Common Stock.

Since inception of the Share Repurchase Program, a total of $21,000,000 in shares of Common Stock have been approved under the Share Repurchase Program.

The total remaining authorization for future shares of Common Stock repurchases under our Share Repurchase Program was $10,817,104 as of June 30, 2022. From time-to-time, our Board of Directors may authorize further increases to our Share Repurchase Program. The Share Repurchase Program may be suspended for periods of time or discontinued at any time, at the Board’s discretion.

The following table provides information about repurchases of our Common Stock registered pursuant to Section 12 of the Exchange Act, during the years ended June 30, 2022 and 2021:

Period (1)	Total Number of Shares Purchased by Period	Average Price Paid Per Share	Dollars Expended by Period Under the Plans or Programs	Remaining Amount Available for Future Share Repurchases Under the Plans or Programs
Pre-June 30, 2021	519,786	$5.27	$2,740,876	$1,259,123
Year Ended June 30, 2021:
July 1, 2020 – September 30, 2020	-	$-	-	$1,259,123
October 1, 2020 – December 31, 2020	-	$-	-	$1,259,123
January 1, 2021 – March 31, 2021	84,081	$6.04	$508,243	$750,880
April 1, 2021 – June 30, 2021	126,927	$6.30	$799,996	$7,950,885
Year Ended June 30, 2022:
July 1, 2021 – September 30, 2021	7,600	$5.43	$41,276	$7,909,609
October 1, 2021 – December 31, 2021	244,552	$5.85	$1,429,697	$6,479,912
January 1, 2022 – March 31, 2022	538,376	$6.95	$3,741,477	$2,738,435
April 1, 2022 – June 30, 2022	192,747	$4.78	$921,331	$10,817,104

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

ITEM 6.	SELECTED FINANCIAL DATA

The disclosures in this section are not required because we qualify as a smaller reporting company under federal securities laws.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis is intended to assist the reader in understanding our results of operations and financial condition. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K (this "Annual Report"). This Annual Report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). All statements, other than statements of historical fact, included in this Annual Report that address activities, events or developments that we expect, project, believe, or anticipate will or may occur in the future, including matters having to do with expected and future revenue, our ability to fund our operations and repay debt, business strategies, expansion and growth of operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by us, our performance on our current contracts and our success in obtaining new contracts, our ability to attract and retain qualified employees, and other factors, many of which are beyond our control. You are cautioned that these forward-looking statements are not guarantees of future performance and those actual results or developments may differ materially from those projected in such statements.

Overview

Park City Group, Inc., a Nevada corporation (“Park City Group”, “we”, “us”, “our” or, the “Company”) is a Software-as-a-Service (“SaaS”) provider, and the parent company of ReposiTrak, Inc. a Utah corporation (“ReposiTrak”), a business-to-business (“B2B”) e-commerce, compliance, and supply chain management platform company that partners with retailers, wholesalers, and product suppliers to help them source, vet, and transact with their suppliers in order to accelerate sales, control risks, and improve supply chain efficiencies. The Company’s fiscal year ends on June 30. References to fiscal 2022 refer to the fiscal year ended June 30, 2022.

Sources of Revenue

The principal customers for the Company’s products are multi-store retail chains, wholesalers and distributors, and their suppliers. The Company has a hub and spoke business model, whereby the Company is typically engaged by retailers and wholesalers (“Hubs”), which in turn require their suppliers (“Spokes”) to utilize the Company’s services. The Company’s services are grouped in three application suites: (i) ReposiTrak MarketPlace (“MarketPlace”), encompassing the Company’s supplier discovery and B2B e-commerce solutions, which helps the Company’s customers find new suppliers; (ii) ReposiTrak Compliance and Food Safety (“Compliance and Food Safety”) solutions, which help the Company’s customers vet suppliers to mitigate the risk of doing business with these suppliers; and (iii) ReposiTrak’s Supply Chain (“Supply Chain”) solutions, which help the Company’s customers to more efficiently manage their various transactions with their suppliers. The Company derives revenue from five sources: (i) subscription fees, (ii) transaction-based fees, (iii) professional services fees, (iv) license fees, and (v) hosting and maintenance fees.

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

Revenue from the Company’s MarketPlace sourcing solution historically has been transactional, based on the volume of products sourced via the application. MarketPlace revenue can come from several sources depending on the customer’s specific requirements. These include acting as an agent for a supplier, providing supply chain technology services, and enabling a Hub to reduce its number of new suppliers by acting as the supplier for any number of products.

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

In some instances, the Company will sell its software in the form of a license. License arrangements are a time-specific and perpetual license. Software license maintenance agreements are typically annual contracts, paid in advance or according to terms specified in the contract. When sold as a license, the Company’s software is usually accompanied by a corresponding maintenance and/or hosting agreement to support the service.

Software maintenance agreements provide the customer with access to new software enhancements, maintenance releases, patches, updates and technical support personnel. Our hosting services provide remote management and maintenance of our software and customers’ data, which is physically located in third-party facilities. Customers access “hosted” software and data through a secure internet connection.

Revenue Recognition

Effective July 1, 2018, we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-09: Revenue from Contracts with Customers (Topic 606), and its related amendments (“ASU 2014-09”). ASU 2014-09 provides a unified model to determine when and how revenue is recognized and enhances certain disclosure around the nature, timing, amount and uncertainty of revenue and cash flows arising from customers.

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

Critical Accounting Policies

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses the Company’s financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Effective July 1, 2019, the Company adopted the requirements of ASU 2016-02. All amounts and disclosures set forth in this Annual Report have been updated to comply with ASU 2016-02, with results for reporting periods beginning after July 1, 2019 presented under ASU 2016-02, while prior period amounts and disclosures are not adjusted and continue to be reported under the accounting standards in effect for the prior period.

Results of Operations – Fiscal Years Ended June 30, 2022 and 2021

Revenue

	Year Ended June 30, 2022	$ Change	% Change	Year Ended June 30, 2021
Revenue	$18,046,941	$(2,960,135)	-14%	$21,007,076

During the fiscal year ended June 30, 2022, the Company had revenue of $18,046,941 as compared to $21,007,076 for the year ended June 30, 2021, a decrease of 14%. The decrease in revenue was due to significant MarketPlace revenue contribution during the height of COVID-19 that occurred in fiscal 2021 that did not reoccur in 2022. Given its volatility and non-recurring nature, the Company’s strategic plan is to eliminate all non-core non-recurring revenue. Year to date, this includes approximately $3,600,000, in non- recurring Marketplace revenue, and $600,000 in recurring revenue for products and services that had little upside and very low margin. This was partially offset by revenue growth in compliance subscription, supply chain services and other recurring revenue.

During fiscal 2021, as COVID-19 disrupted supply chains and generated shortages in products, our ability to source hard to find items for our customers resulted in increased revenue attributable to MarketPlace. These products largely consisted of personal protective equipment used in connection with COVID-19 (“PPE”). While the Company experienced a significant increase in MarketPlace revenue for PPE during the height of COVID-19, that demand significantly decreased in 2022, and future demand is uncertain.  The uncertainty regarding future demand for MarketPlace is heightened due to recent geopolitical conflicts, including the current war in Ukraine. While we don’t currently anticipate that such uncertainties will materially affect our future results from operations, no assurances can be given.

Although no assurances can be given, we continue to focus our sales efforts on marketing our software services on a recurring subscription basis and placing less emphasis on transactional revenue. However, we believe there will continue to be a small percentage of customers that will require buying a particular service outright (i.e., a license). We will continue to make our best effort to reduce this non-recurring transactional revenue when we are able.

Cost of Services and Product Support

	Year Ended June 30, 2022	$ Change	% Change	Year Ended June 30, 2021
Cost of service and product support	$3,186,712	$(3,697,935)	-54%	$6,884,647
Percent of total revenue	18%			33%

Cost of services and product support was $3,186,712 or 18% of total revenue, and $6,884,647 or 33% of total revenue for the years ended June 30, 2022 and 2021, respectively, a decrease of 54%. This decrease is the result of planned elimination of low margin products, services and ongoing cost control. We eliminated high cost, low margin MarketPlace transactional revenue which significantly reduced procurement costs. With lower MarketPlace transactions, we realized significantly less Cost of Services.  In addition, we sunsetted two vendor managed pricing products and the associated headcount which also contributed to lower Cost of Services. We also eliminated certain 3rd party vendor software services which contributed to the reduction.

While we experienced a significant increase in MarketPlace costs and corresponding revenue during fiscal 2021 due to demand in PPE, those costs and corresponding revenue were not continued in fiscal 2022. It is uncertain what Marketplace transactional revenue, if any, we can expect going forward since the Company has chosen to eliminate all non-core non-recurring revenue.

Sales and Marketing Expense

	Year Ended June 30, 2022	$ Change	% Change	Year Ended June 30, 2021
Sales and marketing	$4,853,926	$(141,652)	-3%	$4,995,578
Percent of total revenue	27%			24%

The Company’s sales and marketing expense was $4,853,926, or 27% of total revenue, and $4,995,578, or 24% of total revenue, for the fiscal years ended June 30, 2022 and 2021, respectively, a decrease of 3%. This was due primarily to a decrease in variable compensation, a reduction in trade show expense, and lower sales and marketing travel expense.

General and Administrative Expense

	Year Ended June 30, 2022	$ Change	% Change	Year Ended June 30, 2021
General and administrative	$4,716,131	$(498,805)	-10%	$5,214,936
Percent of total revenue	26%			25%

The Company’s general and administrative expense was $4,716,131, or 26% of total revenue, and $5,214,936 or 25% of total revenue for the years ended June 30, 2022 and 2021, respectively, a decrease of 10%. The decrease in general and administrative expense is primarily due to the termination of hosted software applications including its CRM provider, employee expense management software, and a decrease in maintenance costs associated with certain fixed assets.

Depreciation and Amortization Expense

	Year Ended June 30, 2022	$ Change	% Change	Year Ended June 30, 2021
Depreciation and amortization	$875,551	$(143,964)	-14%	$1,019,515
Percent of total revenue	5%			5%

The Company’s depreciation and amortization expense was $875,551 and $1,019,515 for the years ended June 30, 2022 and 2021, respectively, a decrease of 14%. This decrease is due to the disposal of certain assets in the current fiscal year.

Other Income and Expense

	Year Ended June 30, 2022	$ Change	% Change	Year Ended June 30, 2021
Net other income and (expense)	$(281,558)	$(1,583,450)	-122%	$1,301,892
Percent of total revenue	2%			6%

Net other expense was $281,558 compared to net other income of $1,301,892 for the years ended June 30, 2022 and 2021, respectively.  The change in other income (expense) was due to (1) recognition of a gain on debt extinguishment for the Company’s PPP loan in fiscal 2021 that did not occur in fiscal 2022; (2) an increase in interest expense associated with financing arrangements with a bank for the Company’s stock repurchase plan; and (3) realized losses of certain short-term investments held in U.S. treasuries and other securities. Given rising interest rates, the Company recognized a decline in its bond portfolio and other fixed income instruments on excess cash.

Preferred Dividends

	Year Ended June 30, 2022	$ Change	% Change	Year Ended June 30, 2021
Preferred dividends	$586,444	$-	-%	$586,444
Percent of total revenue	3%			3%

Dividends accrued on the Company’s Series B Preferred and Series B-1 Preferred was $586,444 and $586,444 for the years ended June 30, 2022 and 2021, respectively. Dividends remained flat in the comparable periods.

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

	Year Ended June 30, 2022	$ Change	% Change	Year Ended June 30, 2021
Cash and Cash Equivalents	$21,460,948	$(2,609,374)	-11%	$24,070,322

We have historically funded our operations with cash from operations, equity financings, and borrowings from the issuance of debt, including our Credit Agreement with U.S. Bank N.A., which was revised on October 6, 2021 (See Note 8 Notes to Consolidated Financial Statements contained within this Annual Report).

Cash was $21,460,948 and $24,070,322 at June 30, 2022 and 2021, respectively. This 11% decrease is principally the result of a $6.0 million payoff of financing arrangements with a bank, cash used for the Share Repurchase Program, partially offset by lower overall cash operating expense and collections on accounts receivable.

Net Cash Flows from Operating Activities

	Year Ended June 30, 2022	$ Change	% Change	Year Ended June 30, 2021
Cash provided by operating activities	$6,101,617	$699,802	13%	$5,401,815

Net cash provided by operating activities is summarized as follows:

	Year Ended June 30, 2022	Year Ended June 30, 2021
Net income	$4,003,095	$4,117,395
Noncash expense and income, net	2,329,260	1,388,831
Net changes in operating assets and liabilities	(230,738)	(104,411)
	$6,101,617	$5,401,815

Net cash provided by operating activities for the year ended June 30, 2022 was $6,101,617 compared to net cash provided by operating activities of $5,401,815 for the year ended June 30, 2021. Net cash provided by operating activities increased 13% due largely to elimination of low margin products, services, and overall cost control. Noncash expense increased by $940,429 in the year ended June 30, 2022 compared to the year ended June 30, 2021 as a result of loss on sale of property and equipment, a modification of an operating lease resulting in a decrease of a right-of-use asset and an increase in stock compensation expense. Additionally, a gain on debt extinguishment occurred in the year ended June 30, 2021 that did not recur in the year ended June 30, 2022.

Net Cash Flows Used in Investing Activities

	Year Ended June 30, 2022	$ Change	% Change	Year Ended June 30, 2021
Cash provided by (used in) investing activities	$1,323,262	$1,642,135	515%	$(318,873)

Net cash provided by investing activities for the year ended June 30, 2022 was $1,323,262 compared to net cash used in investing activities of $318,873 for the year ended June 30, 2021. This increase in cash provided by investing activities for the fiscal year was due to the sale of property and equipment.

Net Cash Flows from Financing Activities

	Year Ended June 30, 2022	$ Change	% Change	Year Ended June 30, 2021
Cash used in financing activities	$(10,034,253)	$8,676,303	639%	$(1,357,950)

Net cash used in financing activities totaled $10,034,253 for the year ended June 30, 2022 compared to net cash used in financing activities of $1,357,950 for the year ended June 30, 2021. The increase in net cash used in financing activities is primarily attributable to our line of credit arrangement with a bank and purchase of stock under the Share Repurchase Program.

Liquidity and Working Capital

At June 30, 2022, the Company had positive working capital of $20,485,875, as compared with positive working capital of $20,400,991 at June 30, 2021.  This $84,884 increase in working capital is primarily due to a decrease in cash as a result of the $6.0 million payoff of a financing arrangement with a bank and purchase of stock under the Share Repurchase Program.

	As of June 30,	As of June 30,	Variance
	2022	2021	Dollars	Percent
Current assets	$26,582,709	$29,701,774	$(3,119,065)	-11%

Current assets as of June 30, 2022 totaled $26,582,709, a decrease of $3,119,065, as compared to $29,701,774 as of June 30, 2021.  The decrease in current assets is primarily attributable to a net decrease in cash of $2,609,374 from paying off a credit arrangement, an increase in contract assets and prepaid expense of $216,808 and a decrease in accounts receivable of $726,499.

	As of June 30,	As of June 30,	Variance
	2022	2021	Dollars	Percent
Current liabilities	$6,096,834	$9,300,783	$(3,203,949)	-34%

Current liabilities totaled $6,096,834 as of June 30, 2022 as compared to $9,300,783 as of June 30, 2021. The comparative decrease in current liabilities is primarily attributable to the corresponding payoff of $6.0 million in our line of credit, as discussed below.

On October 6, 2021, the Company and the Bank executed the Credit Agreement, with an effective date of September 30, 2021. The Credit Agreement replaces the Company’s prior $6.0 million Revolving Credit Agreement and Stand-Alone Revolving Note between the Company and the Bank, as amended and revised on January 9, 2019, and provides the Company with a $10.0 million revolving line of credit that matures on March 31, 2023. Any amounts drawn down by the Company under the Credit Agreement accrue interest at an annual rate equal to 1.75% plus the one-month LIBOR rate. In addition, the Credit Agreement contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. Among other things, the Company must maintain liquid assets equal to the outstanding balance of the Note and maintain a Senior Funded Debt (as defined in the Credit Agreement) to EBITDA Ratio (as defined in the Credit Agreement) of not more than 3:1.

While no assurances can be given, management currently believes that the Company will continue to increase its cash flow from operations and working capital position in subsequent periods.  The Company’s increase in anticipated cash flow from operations and working capital position is expected to be offset by the use of cash required to fund the Company’s quarterly cash dividend announced on September 28, 2022, of $0.015 per share.   The Company believes it will have adequate cash resources to fund its operations, satisfy its debt obligations, and fund its anticipated quarterly cash dividend for at least the next 12 months.

Contractual Obligations

Total contractual obligations and commercial commitments as of June 30, 2022 are summarized in the following table:

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$375,680	$53,862	$122,846	$145,322	$53,650

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2022. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of June 30, 2022, based on the framework and criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2022.

(c)	Changes in Internal Controls over Financial Reporting.

Our Chief Executive Officer and Chief Financial Officer have determined that there has been no change in the Company’s internal control over financial reporting during the period covered by this report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2022 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be incorporated by reference from Park City Group, Inc.’s Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be incorporated by reference from Park City Group, Inc.’s Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be incorporated by reference from Park City Group, Inc.’s Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be incorporated by reference from Park City Group, Inc.’s Proxy Statement.

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

10.5	Fields Employment Agreement (Incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K dated September 11, 2014).
10.6	Services Agreement (Incorporated by reference from the Company’s Annual Report on Form 10-K dated September 11, 2014).
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

10.12	Master Lease Agreement dated January 9, 2019 (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 15, 2019).

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

10.15

Amendment No. 2 to the Second Amended and Restated 2011 Employee Stock Purchase Plan of Park City Group, Inc., dated March 17, 2021 (Incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated April 12, 2021).

10.16

Revolving Credit Note and Revolving Credit Agreement, dated September 30, 2021, between Park City Group, Inc., and U.S. Bank National Association. (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 8, 2021).

10.17

Addendum to Revolving Credit Agreement, dated September 30, 2021, between Park City Group, Inc., and U.S. Bank National Association. (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 8, 2021).

14.1	Code of Ethics and Business Conduct (Incorporated by reference from the Company’s Annual Report Form 10-KSB for the period ended June 30, 2008, dated September 29, 2008).
21	List of Subsidiaries (Incorporated by reference from the Company’s Annual Report on Form 10-K for the period ended June 30, 2017, dated September 13, 2017).
23.1	Consent of Haynie & Company, dated September 28¸2022*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *

*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK CITY GROUP, INC.
(Registrant)

Date: September 28, 2022	By:	/s/ Randall K. Fields
Principal Executive Officer,
Chair of the Board and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall K. Fields	Chair of the Board and Director,	September 28, 2022
Randall K. Fields	Chief Executive Officer
(Principal Executive Officer)

/s/ John Merrill	Chief Financial Officer	September 28, 2022
John Merrill	(Principal Financial Officer &
Principal Accounting Officer)

/s/ Robert W. Allen	Director, and Compensation	September 28, 2022
Robert W. Allen	Committee Chair

/s/ Peter J. Larkin	Director	September 28, 2022
Peter J. Larkin

/s/ Ronald C. Hodge	Director, and Audit Committee Chair	September 28, 2022
Ronald C. Hodge

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Park City Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Park City Group, Inc. (the Company) as of June 30, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition – Multiple Element Arrangements

Description of the Matter:

The Company recognized approximately $18 million in revenue during the year ended June 30, 2022. As discussed in Note 2 to the financial statements, the Company enters into several different types of revenue arrangements that often consist of multiple performance obligations. Management must use judgment to determine the appropriate value and allocation of revenue to these performance obligations.

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

Capitalized Software

Description of the Matter:

The Company capitalized approximately $760,000 of direct costs in the production of a new software product to be sold. Management must use judgment to determine the eligible costs and the appropriate amount to be capitalized.

Auditing management’s assumptions and judgments can be complex, involves judgment, and requires a thorough understanding of the Company’s internal processes.

How We Addressed the Matter in Our Audit:

We performed procedures to gain an understanding of management's process to capitalize the software costs. We obtained and reviewed documentation to support management's estimates and assumptions regarding which amounts should be capitalized. Finally, we considered the inputs, sources of data used, assumptions, and estimates to determine the appropriateness and accuracy of both the amounts capitalized as well as the timing of capitalization and subsequent amortization.

Haynie & Company Salt Lake City, Utah September 28, 2022 PCAOB ID Number 457

We have served as the Company’s auditor since 2016.

PARK CITY GROUP, INC.

Consolidated Balance Sheets

	June 30, 2022	June 30, 2021
Assets
Current Assets
Cash	$21,460,948	$24,070,322
Receivables, net of allowance for doubtful accounts of $206,093 and $234,693 at June 30, 2022 and 2021, respectively	3,165,200	3,891,699
Contract asset – unbilled current portion	649,433	1,248,936
Prepaid expense and other current assets	1,307,128	490,817
Total Current Assets	26,582,709	29,701,774

Property and equipment, net	764,517	2,589,194

Other Assets:
Deposits and other assets	22,414	22,414
Prepaid expense – less current portion	82,934	47,987
Contract asset – unbilled long-term portion	108,052	408,925
Operating lease – right-of-use asset	368,512	695,371
Customer relationships	394,200	525,600
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	114,488	171,732
Total Other Assets	21,974,486	22,755,915

Total Assets	$49,321,712	$55,046,883

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$690,638	$467,194
Accrued liabilities	1,206,284	988,092
Contract liability - deferred revenue	1,555,143	1,755,341
Lines of credit	2,590,907	6,000,000
Operating lease liability - current	53,862	90,156
Total current liabilities	6,096,834	9,300,783

Long-term liabilities
Operating lease liability – less current portion	321,818	605,214
Total liabilities	6,418,652	9,905,997

Commitments and contingencies

Stockholders’ equity:
Preferred Stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 625,375 shares issued and outstanding at June 30, 2022 and 2021;	6,254	6,254
Series B-1 Preferred, 550,000 shares authorized; 212,402 shares issued and outstanding at June 30, 2022 and 2021, respectively	2,124	2,124
Common Stock, $0.01 par value, 50,000,000 shares authorized; 18,460,538 and 19,351,935 issued and outstanding at June 30, 2022 and 2021, respectively	184,608	193,522
Additional paid-in capital	68,653,361	74,298,924
Accumulated deficit	(25,943,287)	(29,359,938)
Total stockholders’ equity	42,903,060	45,140,886
Total liabilities and stockholders’ equity	$49,321,712	$55,046,883

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended June 30,
	2022	2021

Revenue	$18,046,941	$21,007,076

Operating expense:
Cost of revenue and product support	3,186,712	6,884,647
Sales and marketing	4,853,926	4,995,578
General and administrative	4,716,131	5,214,936
Depreciation and amortization	875,551	1,019,515
Total operating expense	13,632,320	18,114,676

Income from operations	4,414,621	2,892,400

Other income (expense):
Interest income	199,124	237,269
Interest expense	(44,307)	(106,680)
Realized loss on short term investments	(347,645)	-
Unrealized gain on short term investments	-	61,953
Other gain (loss)	(88,730)	1,109,350
Income before income taxes	4,133,063	4,194,292

(Provision) for income taxes	(129,968)	(76,897)
Net income	4,003,095	4,117,395

Dividends on Preferred Stock	(586,444)	(586,444)

Net income applicable to common shareholders	$3,416,651	$3,530,951

Weighted average shares, basic	19,087,000	19,502,000
Weighted average shares, diluted	19,380,000	19,754,000
Basic earnings per share	$0.18	$0.18
Diluted earnings per share	$0.18	$0.18

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2020	625,375	6,254	212,402	2,124	19,484,485	194,847	$75,271,097	$(32,890,889)	$42,583,433

Stock issued for:
Accrued compensation	-	-	-	-	46,376	464	216,789	-	217,253
Cash	-	-	-	-	32,082	321	117,166	-	117,487
Preferred Dividends-Declared	-	-	-	-	-	-	-	(586,444)	(586,444)
Stock Buyback	-	-	-	-	(211,008)	(2,110)	(1,306,128)	-	(1,308,238)
Net income	-	-	-	-	-	-	-	4,117,395	4,117,395
Balance, June 30, 2021	625,375	$6,254	212,402	$2,124	19,351,935	$193,522	$74,298,924	$(29,359,938)	$45,140,886

Stock issued for:
Accrued compensation	-	-	-	-	66,775	668	383,571	-	384,239
Cash	-	-	-	-	25,103	251	108,926	-	109,177
Preferred Dividends-Declared	-	-	-	-	-	-	-	(586,444)	(586,444)
Stock Buyback	-	-	-	-	(983,275)	(9,833)	(6,138,060)	-	(6,147,893)
Net income	-	-	-	-	-	-	-	4,003,095	4,003,095
Balance, June 30, 2022	625,375	$6,254	212,402	$2,124	18,460,538	$184,608	$68,653,361	$(25,943,287)	$42,903,060

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$4,003,095	$4,117,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	875,551	1,019,515
Amortization of operating right of use asset	326,858	85,766
Stock compensation expense	422,101	336,695
Bad debt expense	621,667	1,056,205
Gain on disposal of assets	(24,737)	-
Gain on debt extinguishment	-	(1,109,350)
Loss on sale of property and equipment	107,820	-
(Increase) decrease in:
Trade receivables	412,502	(199,437)
Long-term receivables, prepaids and other assets	(527,126)	465,978
(Decrease) (increase) in:
Accounts payable	223,444	59,697
Operating lease liability	(319,690)	(85,766)
Accrued liabilities	180,330	(254,601)
Deferred revenue	(200,198)	(90,282)
Net cash provided by operating activities	6,101,617	5,401,815

Cash flows from investing activities:
Sale of property and equipment	1,374,085	-
Purchase of property and equipment	(50,823)	(147,140)
Capitalization of software development costs	-	(171,733)
Net cash used in investing activities	1,323,262	(318,873)

Cash flows from financing activities:
Net (decrease) increase in lines of credit	(3,409,093)	1,340,000
Common stock buy-back/retirement	(6,147,893)	(1,308,238)
Proceeds from employee stock plan	109,177	117,487
Dividends paid	(586,444)	(586,444)
Payments on notes payable and capital leases	-	(920,755)
Net cash used in financing activities	(10,034,253)	(1,357,950)

Net (decrease) increase in cash and cash equivalents	(2,609,374)	3,724,992

Cash and cash equivalents at beginning of period	24,070,322	20,345,330
Cash and cash equivalents at end of period	$21,460,948	$24,070,322

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$185,068	$167,185
Cash paid for interest	$45,777	$103,411
Cash paid for operating leases	$105,084	$122,400

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Common Stock to pay accrued liabilities	$384,239	$217,253
Dividends accrued on Preferred Stock	$586,444	$586,444

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2022 and June 30, 2021

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

The Company’s services are grouped in three application suites: (i) ReposiTrak MarketPlace (“MarketPlace”), encompassing the Company’s supplier discovery and B2B e-commerce solutions, which helps the Company’s customers find new suppliers; (ii) ReposiTrak Compliance and Food Safety (“Compliance and Food Safety”) solutions, which help the Company’s customers vet suppliers to mitigate the risk of doing business with these suppliers; and (iii) ReposiTrak’s Supply Chain (“Supply Chain”) solutions, which help the Company’s customers to more efficiently manage their various transactions with their suppliers.

The Company’s Supply Chain and MarketPlace services provide its customers with greater flexibility in sourcing products by enabling them to choose new suppliers and integrate them into their supply chain faster and more cost effectively, and it helps them to manage these relationships more efficiently, enhancing revenue while lowering working capital, labor costs and waste. The Company’s Compliance and Food Safety solutions help reduce a company’s potential regulatory, legal, and criminal risk from its supply chain partners by providing a way for them to ensure these suppliers are compliant with food safety regulations, such as the Food Safety Modernization Act of 2011 (“FSMA”).

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

The Company is incorporated in the state of Nevada and has three principal subsidiaries: PC Group, Inc., a Utah corporation (98.76% owned) (“PCG Utah”); Park City Group, Inc., a Delaware corporation (100% owned) (“PCG Delaware”); and ReposiTrak (100% owned) (PCG Utah, PCG Delaware, and ReposiTrak are, collectively, the “Subsidiaries”). All intercompany transactions and balances have been eliminated in the Company’s consolidated financial statements, which contain the operating results of the operations of PCG Delaware and ReposiTrak. Park City Group has no business operations separate from the operations conducted through its Subsidiaries.

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

The Company had two customers that accounted for greater than 10% of accounts receivable at June 30, 2022. Customer A had a balance of $962,300 and $967,300 and Customer B had a balance of $340,155 and $404,155 for June 30, 2022 and June 30, 2021, respectively.

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

Warranties

The Company offers a limited warranty against software defects. Customers who are not completely satisfied with their software purchase may attempt to be reimbursed for their purchases outside the warranty period. For the years ending June 30, 2022 and 2021, the Company did not incur any expense associated with warranty claims.

Adoption of ASC 718, Compensation – Stock Compensation

From time to time, the Company issues shares of common stock as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation to employees in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation (“Topic 718”). Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service or vesting period.

In prior periods through September 30, 2019, the Company accounted for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC Subtopic 505-50, Equity – Equity-based Payments to Non-employees (“Subtopic 505-50”). Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated, and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

The Company adopted Topic 718 during the second quarter of fiscal year 2020. Topic 718 did not have a material impact on the Company’s consolidated financial statements.

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

On June 21, 2018, the Company entered into an office lease at 5282 South Commerce Drive Suite D292, Murray, Utah 84107, providing for the lease of approximately 9,800 square feet, commencing on March 1, 2019. The monthly rent is $10,200. The initial term of the lease is three years. The Company has the option of renewing for an additional two three-year terms.

On March 1, 2022, the Company exercised the option to renew the office lease for an additional three-year term. Terms of the lease were modified to reduce the space from 9,800 square feet to approximately 5,000 square feet commencing March 1, 2022. The monthly rent was reduced to $5,871 per month with an annual increase of 3% each year. The Company has the option of renewing for an additional three-year term.

Revenue Recognition

The Company recognizes revenue as it transfers control of deliverables (products, solutions and services) to its customers in an amount reflecting the consideration to which it expects to be entitled. To recognize revenue, the Company applies the following five step approach: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when a performance obligation is satisfied. The Company accounts for a contract based on the terms and conditions the parties agree to, if the contract has commercial substance and if collectability of consideration is probable. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience.

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

For performance obligations where control is transferred over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the deliverables to be provided. Revenue related to fixed-price contracts for application development and systems integration services, consulting or other technology services is recognized as the service is performed using the output method, under which the total value of revenue is recognized based on each contract’s deliverable(s) as they are completed and when value is transferred to a customer. Revenue related to fixed-price application maintenance, testing and business process services is recognized based on our right to invoice for services performed for contracts in which the invoicing is representative of the value being delivered, in accordance with the practical expedient in FASB ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), paragraph 606-10-55-18 (“ASC 606-10-55-18”).

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

From time to time, the Company may enter into arrangements with third party suppliers to resell products or services. In such cases, the Company evaluates whether the Company is the principal (i.e., report revenue on a gross basis) or agent (i.e., report revenue on a net basis). In doing so, the Company first evaluates whether it controls the good or service before it is transferred to the customer. If the Company controls the good or service before it is transferred to the customer, the Company is the principal; if not, the Company is the agent. Determining whether the Company controls the good or service before it is transferred to the customer may require judgment.

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in current and other assets in our consolidated balance sheets and primarily relate to unbilled amounts on fixed-price contracts utilizing the output method of revenue recognition. The table below shows movements in contract assets:

Contract assets
Balance – June 30, 2021	$1,657,861
Revenue recognized during the period but not billed	-
Amounts reclassified to accounts receivable	(856,829)
Other	(43,547)
Balance – June 30, 2022	$757,485 (1)

(1)	Contract asset balances for June 30, 2022 include a current and a long-term contract asset of $649,433 and $108,052, respectively.

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

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period:

Contract liability
Balance – June 30, 2021	$1,755,341
Amounts billed but not recognized as revenue	1,501,427
Revenue recognized related to the opening balance of deferred revenue	(1,701,625)
Balance – June 30, 2022	$1,555,143

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

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by contract-type. All revenues for the years ending June 30, 2022 and 2021 were generated from sales in North America. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market and other economic factors:

	Year Ended, June 30
	2022	2021	Chg $	Chg %
Recurring – Subscription, Support and Services	$17,857,666	$16,848,875	$1,008,791	6%
Non – Recurring – Services	81,021	584,394	(503,373)	-86%
Transaction Based – Marketplace	108,254	3,573,807	(3,465,553)	-97%
Total	$18,046,941	$21,007,076	$(2,960,135)	-14%

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

Advertising Costs

Advertising is expensed as incurred. Advertising costs were approximately $22,673 and $5,000 for the years ended June 30, 2022 and 2021, respectively.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Earnings Per Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income applicable to common shareholders by the weighted average number of shares of the Company’s common stock, par value $0.01 (“Common Stock”) outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue shares of Common Stock were exercised or converted into Common Stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per share of Common Stock.

For the years ended June 30, 2022 and 2021, warrants to purchase 1,085,068 shares of Common Stock were included in the computation of Diluted EPS, and warrants to purchase 23,737 shares of Common Stock were excluded the computation of Diluted EPS due to the anti-dilutive effect. Warrants to purchase shares of Common Stock were outstanding at prices ranging $4.00 from to $10.00 per share at June 30, 2022.

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Year ended June 30,
	2022	2021
Numerator
Net income applicable to common shareholders	$3,416,651	$3,530,951

Denominator
Weighted average common shares outstanding, basic	19,087,000	19,502,000
Warrants to purchase Common Stock	293,000	252,000

Weighted average common shares outstanding, diluted	19,380,000	19,754,000

Net income per share
Basic	$0.18	$0.18
Diluted	$0.18	$0.18

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

NOTE 3.	RECEIVABLES

Accounts receivable consist of the following at June 30:

	2022	2021
Accounts receivable	$3,371,293	$5,375,598
Allowance for doubtful accounts	(206,093)	(234,963)
	$3,165,200	$5,140,635

Accounts receivable consist of trade accounts receivable and unbilled amounts recognized as revenue during the year for which invoicing occurs subsequent to year-end. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

NOTE 4.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following at June 30:

	2022	2021
Computer equipment	$2,477,531	$4,069,543
Furniture and equipment	180,976	2,237,684
Leasehold improvements	681,314	807,816
	3,339,821	7,115,043
Less accumulated depreciation and amortization	(2,575,304)	(4,525,849)
	$764,517	$2,589,194

Depreciation expense for the years ended June 30, 2022 and 2021 was $418,332 and $561,348, respectively.

NOTE 5.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following at June 30:

	2022	2021
Capitalized software costs	$2,909,044	$2,909,044
Less accumulated amortization	(2,794,556)	(2,737,312)
	$114,488	$171,732

Amortization expense for the years ended June 30, 2022 and 2021 was $57,244 and $18,539, respectively.

NOTE 6.	ACQUISITION RELATED INTANGIBLE ASSETS, NET

Customer relationships consist of the following at June 30:

	2022	2021
Customer relationships	$5,537,161	$5,537,161
Less accumulated amortization	(5,142,961)	(5,011,561)
	$394,200	$525,600

Amortization expense for the years ended June 30, 2022 and 2021 was $131,400 and $131,400, respectively.

NOTE 7.	ACCRUED LIABILITIES

Accrued liabilities consist of the following at June 30:

	2022	2021
Accrued stock-based compensation	$379,176	$348,265
Accrued compensation	539,991	293,130
Accrued other liabilities	36,654	56,333
Accrued taxes	106,103	146,004
Accrued dividends	144,360	144,360
	$1,206,284	$988,092

NOTE 8.	LINE OF CREDIT

On October 6, 2021, the Company and U.S. Bank N.A. (the “Bank”) executed a Revolving Credit Agreement (the “Revolving Credit Agreement”) and accompanying addendum (the “Addendum”), and Stand-Alone Revolving Note (the “Note” and collectively with the Revolving Credit Agreement and Addendum, the “Credit Agreement”), with an effective date of September 30, 2021. The Credit Agreement replaces the Company’s prior $6.0 million Revolving Credit Agreement and Stand-Alone Revolving Note between the Company and the Bank, as amended and revised on January 9, 2019, and provides the Company with a $10.0 million revolving line of credit that matures on March 31, 2023. The balance on the line of credit at June 30, 2022 and June 30, 2021 was $2,590,907 and $6,000,000, respectively.

NOTE 9.	DEFERRED REVENUE

Deferred revenue consisted of the following at June 30:

	2022	2021
Subscription	$1,188,003	$1,513,729
Other	367,140	241,612
	$1,555,143	$1,755,341

NOTE 10.	INCOME TAXES

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

Net deferred tax liabilities consist of the following components at June 30:

	2022	2021
Deferred tax assets:
NOL carryover	$11,506,800	$17,044,800
Allowance for bad debts	53,600	61,000
Accrued expenses	182,400	77,200
Depreciation	(653,900)	(630,200)
Amortization	(809,800)	(687,500)

Valuation allowance	(10,279,100)	(15,865,300)
Net deferred tax asset	$-	$-

The income tax provision differs from the amounts of income tax determined by applying the US federal income tax rate to pretax income from continuing operations for the years ended June 30, 2022 and 2021 due to the following:

	2022	2021

Book income	$1,036,124	$1,062,891
Stock for services	3,559	(25,679)
Change in accrual	105,178	25,286
Life insurance	17,626	17,626
Meals and entertainment	514	3,505
Change in allowance	(7,436)	(4,488)
Change in depreciation	(33,288)	(52,113)
PPP & EIDL loan forgiveness	-	(288,431)
Unrealized Gain	13,383	-
Excess	353,201	-
Capital Loss Carryover	(38,622)	-
NOL utilization	(1,450,239)	(738,597)
Valuation allowance	-	-
	$-	$-

At June 30, 2022, the Company had net operating loss carryforwards of approximately $44,257,075 that may be offset against past and future taxable income from the year 2020 through 2037. A significant portion of the net operating loss carryforwards began to expire in 2019. No tax benefit has been reported in the June 30, 2022 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. In January of 2009 the Company acquired Prescient Applied Intelligence, Inc. which had significant net operating loss carryforwards. Due to the change in ownership, Prescient’s net operating loss carryforwards may be limited as to use in future years. The limitation will be determined on a year-to-year basis. In June of 2015 the Company acquired ReposiTrak. Which had significant net operating loss carryforwards. Due to the change in ownership, Repositrak’s net operating loss carryforwards may be limited as to use in future years. The limitation will be determined on a year-to-year basis.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of June 30, 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before June 30, 2018.

NOTE 11.	COMMITMENTS AND CONTINGENCIES

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

On June 21, 2018 the Company entered into an office lease at 5282 South Commerce Drive Suite D292, Murray, Utah 84107, providing for the lease of approximately 9,800 square feet for a period of three years, commencing on March 1, 2019. The monthly rent is $10,200.

On March 1, 2022, the Company exercised the option to renew the office lease for an additional three-year term. Terms of the lease were modified to reduce the space to approximately 5,000 square feet commencing March 1, 2022. The monthly rent is $5,871 with an annual increase of 3% each year. The Company has the option of renewing for an additional three-year term.

Minimum future payments, including principal and interest, under the non-cancelable capital leases are as follows:

Year ending June 30:
2023	$71,157
2024	$73,291
2025	$49,828

From time to time the Company may enter into or exit from diminutive operating lease agreements for equipment such as copiers, temporary back up servers, etc. These leases are not of a material amount and thus will not in the aggregate have a material adverse effect on our business, financial condition, results of operation or liquidity.

NOTE 12.	EMPLOYEE BENEFIT PLAN

The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 18 are eligible to participate. The Company, at its discretion, may match employee’s contributions at a percentage determined annually by the Board of Directors. The Company does not currently match contributions. There were no expenses for the years ended June 30, 2022 and 2021.

NOTE 13.	STOCKHOLDERS EQUITY

Officers and Directors Stock Compensation

Effective October 2018, the Board of Directors approved the following compensation for directors who are not employed by the Company:

●	Annual compensation of $75,000 payable at the rate of $18,750 per quarter. The Company has the right to pay this amount in the form of cash or shares of the Company’s Common Stock.

●

Upon appointment, outside independent directors receive a grant of $150,000 payable in shares of the Company’s restricted Common Stock calculated based on the market value of the shares of Common Stock on the date of grant. The shares vest ratably over a five-year period.

●	Reimbursement of all travel expense related to performance of Directors’ duties on behalf of the Company.

Officers, Key Employees, Consultants and Directors Stock Compensation

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

A Committee of independent members of the Company’s Board of Directors administers the Amended 2011 Plan. The exercise price for each share of Common Stock purchasable under any incentive stock option granted under the Amended 2011 Plan shall be not less than 100% of the fair market value of the Common Stock, as determined by the stock exchange on which the Common Stock trades on the date of grant. If the incentive stock option is granted to a shareholder who possesses more than 10% of the Company’s voting power, then the exercise price shall be not less than 110% of the fair market value on the date of grant. Each option shall be exercisable in whole or in installments as determined by the Committee at the time of the grant of such options. All incentive stock options expire after 10 years. If the incentive stock option is held by a shareholder who possesses more than 10% of the Company’s voting power, then the incentive stock option expires after five years. If the option holder is terminated, then the incentive stock options granted to such holder expire no later than three months after the date of termination. For option holders granted incentive stock options exercisable for the first time during any fiscal year and in excess of $100,000 (determined by the fair market value of the shares of Common Stock as of the grant date), the excess shares of Common Stock shall not be deemed to be purchased pursuant to incentive stock options.

During the years ended June 30, 2022 and 2021 the Company issued 59,988 and 40,883 shares to its directors and 31,890 and 37,575 shares to employees and consultants, respectively, under the Amended 2011 Plan. The Company, under its Share Repurchase Program, repurchased 983,275 and 211,008 shares of its Common Stock during the years ended June 30, 2022 and 2021, respectively. Those shares were cancelled and returned to authorized but unissued shares. The Company holds no treasury stock. Vested and issued shares under the Amended 2011 plan for the fiscal year ending June 30, 2022 and June 30, 2021 totaling 16,480 and 9,357, respectively, are included in the roll-forward of restricted stock units below.

Restricted Stock Units

	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at July 1, 2020	837,424	5.36
Granted	13,249	6.35
Vested and issued	(9,357)	8.74
Forfeited	-	-
Outstanding at June 30, 2021	841,316	5.34
Granted	98,192	5.54
Vested and issued	(16,480)	6.36
Forfeited	(16,873)	5.35
Outstanding at June 30, 2022	906,155	5.34

The number of restricted stock units outstanding at June 30, 2022 includes 18,251 units that have vested but for which shares of Common Stock had not yet been issued pursuant to the terms of the agreement.

As of June 30, 2022, there was approximately $4.8 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 1.72 years.

Warrants

Outstanding warrants were issued in connection with private placements of the Company’s Common Stock and with the restructuring of the Series B Preferred that occurred in March of 2018. The following table summarizes information about fixed stock warrants outstanding at June 30, 2022:

Warrants Outstanding at June 30, 2022				Warrants Exercisable at June 30, 2022
Range of exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.00	1,085,068	0.60	$4.00	1,085,068	$4.00
$10.00	23,737	0.57	$10.00	23,737	$10.00
	1,108,805	0.60	$4.13	1,108,805	$4.13

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

The Company does business with some of the largest retailers and wholesalers in the world. Management believes the Series B-1 Preferred favorably impacts the Company’s overall cost of capital in that it is: (i) perpetual and, therefore, an equity instrument that positively impacts the Company’s coverage ratios; (ii) possesses a below market dividend rate relative to similar instruments; (iii) offers the flexibility of a paid-in-kind (PIK) payment option; and (iv) is without covenants. After exploring alternative options for redeeming the Series B-1 Preferred, management determined that alternative financing options were materially more expensive, or would impair the Company’s net cash position, which management believes could cause customer concerns and negatively impact the Company’s ability to attract new business.

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

As of June 30, 2022, a total of 625,375 shares of Series B Preferred and 212,402 shares of Series B-1 Preferred were issued and outstanding.

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

On March 17, 2020, the Board, given the extreme uncertainty due to COVID-19 at the time, suspended the Share Repurchase Program.

On May 18, 2021, our Board of Directors resumed its Share Repurchase Program, and increased the Program by an additional $4 million bringing the total authorized under the Share Repurchase Program to $8 million.

On August 31, 2021, our Board of Directors approved a further increase to its Share Repurchase program to $12 million in shares of our Common Stock which added an additional $4 million to the Share Repurchase Program.

On May 10, 2022, our Board of Directors approved an increase to its Share Repurchase Program with an additional $9 million in shares of our Common Stock.

Since inception of the Share Repurchase Program, a total of $21,000,000 in shares of Common Stock have been approved under the Share Repurchase Program.

The total remaining authorization for future shares of Common Stock repurchases under our Share Repurchase Program was $10,817,104 as of June 30, 2022. From time-to-time, our Board of Directors may authorize further increases to our Share Repurchase Program. The Share Repurchase Program may be suspended for periods of time or discontinued at any time, at the Board’s discretion.

The following table provides information about repurchases of our Common Stock registered pursuant to Section 12 of the Exchange Act, during the years ended  June 30, 2022 and 2021:

Period (1)	Total Number of Shares Purchased by Period	Average Price Paid Per Share	Dollars Expended by Period Under the Plans or Programs	Remaining Amount Available for Future Share Repurchases Under the Plans or Programs
Pre-June 30, 2021	519,786	$5.27	$2,740,876	$1,259,123
Year Ended June 30, 2021:
July 1, 2020 – September 30, 2020	-	$-	-	$1,259,123
October 1, 2020 – December 31, 2020	-	$-	-	$1,259,123
January 1, 2021 – March 31, 2021	84,081	$6.04	$508,243	$750,880
April 1, 2021 – June 30, 2021	126,927	$6.30	$799,996	$7,950,885
Year Ended June 30, 2022:
July 1, 2021 – September 30, 2021	7,600	$5.43	$41,276	$7,909,609
October 1, 2021 – December 31, 2021	244,552	$5.85	$1,429,697	$6,479,912
January 1, 2022 – March 31, 2022	538,376	$6.95	$3,741,477	$2,738,435
April 1, 2022 – June 30, 2022	192,747	$4.78	$921,331	$10,817,104

(1) We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

NOTE 14.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Effective July 1, 2019, the Company adopted the requirements of ASU 2016-02. All amounts and disclosures set forth in this Annual Report have been updated to comply with this new standard with results for reporting periods beginning after July 1, 2019 presented under ASU 2016-02, while prior period amounts and disclosures are not adjusted and continue to be reported under the accounting standards in effect for the prior period.

NOTE 15.	RELATED PARTY TRANSACTIONS

Service Agreement.  During the year ended June 30, 2022, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Mr. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields, FMI’s designated executive, who also serves as the Company’s Chair of the Board of Directors, controls FMI. The Company had no payables to FMI at June 30, 2022 and 2021 respectively, under the Service Agreement.

NOTE 16.	SUBSEQUENT EVENTS

On September 28, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.015 per share ($0.06 per year), payable to shareholders of record on October 17, 2022.  Cash dividends will be paid to shareholders of record on or about November 15, 2022. Based on the closing price on September 26, 2022, this represented an annual dividend yield of approximately 1.06%. Subsequent quarterly dividends will be paid within 45 days of the shareholders of record date of December 31, March 31, June 30 and September 30.

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, through the filing date and noted no further subsequent events that are reasonably likely to impact the Company’s financial statements.