Form 10-Q
period 2022-09-30
PARK CITY GROUP INC
filed 2022-11-14
CIK 50471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to _________.

Commission File Number 001-34941

PARK CITY GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of November 14, 2022, 18,400,654 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

PARK CITY GROUP, INC.

TABLE OF CONTENTS

-i-

PARK CITY GROUP, INC.

Consolidated Condensed Balance Sheets (Unaudited)

	September 30, 2022	June 30, 2022
Assets
Current Assets
Cash	$21,627,727	$21,460,948
Receivables, net of allowance for doubtful accounts of $193,151 and $206,093 at September 30, 2022 and June 30, 2022, respectively	3,076,535	3,165,200
Contract asset – unbilled current portion	551,546	649,433
Prepaid expense and other current assets	1,116,014	1,307,128
Total Current Assets	26,371,822	26,582,709

Property and equipment, net	1,061,649	764,517

Other Assets:
Deposits and other assets	22,414	22,414
Prepaid expense – less current portion	75,167	82,934
Contract asset – unbilled long-term portion	108,052	108,052
Operating lease – right-of-use asset	354,370	368,512
Customer relationships	361,350	394,200
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	68,625	114,488
Total Other Assets	21,873,864	21,974,486

Total Assets	$49,307,335	$49,321,712

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$425,927	$690,638
Accrued liabilities	1,459,437	1,206,284
Contract liability - deferred revenue	1,727,041	1,555,143
Lines of credit	1,296,590	2,590,907
Operating lease liability - current	55,076	53,862
Notes payable and financing leases – current	132,007	-
Total current liabilities	5,096,078	6,096,834

Long-term liabilities
Operating lease liability – less current portion	307,601	321,818
Notes payable and financing leases – less current portion	117,138	-
Total liabilities	5,520,817	6,418,652

Commitments and contingencies

Stockholders’ equity:
Preferred Stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 625,375 shares issued and outstanding at September 30, 2022 and June 30, 2022;	6,254	6,254
Series B-1 Preferred, 550,000 shares authorized; 212,402 shares issued and outstanding at September 30, 2022 and June 30, 2022, respectively	2,124	2,124
Common Stock, $0.01 par value, 50,000,000 shares authorized; 18,468,346 and 18,460,538 issued and outstanding at September 30, 2022 and June 30, 2022, respectively	184,686	184,608
Additional paid-in capital	68,675,402	68,653,361
Accumulated deficit	(25,081,948)	(25,943,287)
Total stockholders’ equity	43,786,518	42,903,060
Total liabilities and stockholders’ equity	$49,307,335	$49,321,712

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.

Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2022	2021

Revenue	$4,720,477	$4,559,677

Operating expense:
Cost of revenue and product support	832,704	846,487
Sales and marketing	1,200,259	1,188,893
General and administrative	1,223,462	1,096,656
Depreciation and amortization	236,006	261,164
Total operating expense	3,492,431	3,393,200

Income from operations	1,228,046	1,166,477

Other income (expense):
Interest income	79,092	55,156
Interest expense	(24,652)	(2,898)
Other gain (loss)	70,047	(83,081)
Unrealized gain (loss) on short term investments	(7,415)	(149,291)

Income before income taxes	1,345,118	986,363

(Provision) for income taxes:	(60,006)	(39,546)
Net income	1,285,112	946,817

Dividends on preferred stock	(146,611)	(146,611)

Net income applicable to Common Stockholders	$1,138,501	$800,206

Weighted average shares, basic	18,465,000	19,383,000
Weighted average shares, diluted	18,753,000	19,669,000
Basic income per share	$0.06	$0.04
Diluted income per share	$0.06	$0.04

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$1,285,112	$946,817
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	236,006	261,164
Amortization of operating right-of-use asset	14,142	22,051
Stock compensation expense	111,046	88,246
Bad debt expense	150,000	125,000
Loss on sale of property and equipment	-	107,820
Gain on disposal of assets	-	(24,737)
(Increase) decrease in:
Accounts receivables	(255,281)	(258,029)
Long-term receivables, prepaid and other assets	434,448	129,335
(Decrease) increase in:
Accounts payable	(264,711)	(95,369)
Accrued liabilities	(58,182)	(165,555)
Operating lease liability	(13,003)	(22,051)
Deferred revenue	171,898	3,369
Net cash provided by operating activities	1,811,475	1,118,061

Cash flows from investing activities:
Purchase of property and equipment	(19,533)	-
Sale of property and equipment	-	1,374,085
Net cash provided by (used in) investing activities	(19,533)	1,374,085

Cash flows financing activities:
Net decrease in lines of credit	(1,294,317)	(6,000,000)
Common Stock buy-back	(103,657)	(41,276)
Proceeds from employee stock purchase plan	48,903	56,577
Dividends paid	(146,611)	(146,611)
Payments on notes payable and capital leases	(129,481)	-
Net cash used in financing activities	(1,625,163)	(6,131,310)

Net increase (decrease) in cash and cash equivalents	166,779	(3,639,164)

Cash and cash equivalents at beginning of period	21,460,948	24,070,322
Cash and cash equivalents at end of period	$21,627,727	$20,431,158

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$146,723	$172,342
Cash paid for interest	$24,653	$2,898
Cash paid for operating leases	$17,613	$30,600

Supplemental disclosure of non-cash investing and financing activities:
Common Stock to pay accrued liabilities	$76,873	$172,500
Dividends accrued on preferred stock	$146,611	$146,611

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.

Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2022	625,375	$6,254	212,402	$2,124	18,460,538	$184,608	$68,653,361	$(25,943,287)	$42,903,060
Stock issued for:
Accrued compensation	-	-	-	-	15,603	156	76,717	-	76,873
Employee stock plan	-	-	-	-	13,064	131	48,772	-	48,903
Stock buyback	-	-	-	-	(20,859)	(209)	(103,448)	-	(103,657)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)
Common Stock Dividends-Declared	-	-	-	-	-	-	-	(277,162)	(277,162)
Net income	-	-	-	-	-	-	-	1,285,112	1,285,112
Balance, September 30, 2022	625,375	$6,254	212,402	$2,124	18,468,346	$184,686	$68,675,402	$(25,081,948)	$43,786,518

PARK CITY GROUP, INC.

Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2021	625,375	$6,254	212,402	$2,124	19,351,935	$193,522	$74,298,924	$(29,359,938)	$45,140,886
Stock issued for:
Accrued compensation	-	-	-	-	29,316	293	172,207	-	172,500
Employee stock plan	-	-	-	-	13,901	139	56,438	-	56,577
Stock buyback	-	-	-	-	(7,600)	(76)	(41,200)	-	(41,276)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)
Net income	-	-	-	-	-	-	-	946,817	946,817
Balance, September 30, 2021	625,375	$6,254	212,402	$2,124	19,387,552	$193,878	$74,486,369	$(28,559,732)	$46,128,893

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

Basis of Financial Statement Presentation

The interim financial information of the Company as of September 30, 2022 and for the three months ended September 30, 2022 is unaudited, and the balance sheet as of June 30, 2022 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. GAAP. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2022. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2022. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2022.

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in current and other assets in our consolidated balance sheets and primarily relate to unbilled amounts on fixed-price contracts utilizing the output method of revenue recognition. The table below shows movements in contract assets:

	Contract assets
Balance – June 30, 2022	$757,485
Revenue recognized during the period but not billed	-
Amounts reclassified to accounts receivable	(98,000)
Other	113
Balance – September 30, 2022	$659,598	(1)

(1)	Contract asset balances for September 30, 2022 include a current and a long-term contract asset of $551,546 and $108,052, respectively.

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

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period:

Contract liability
Balance – June 30, 2022	$1,555,143
Amounts billed but not recognized as revenue	1,269,010
Revenue recognized related to the opening balance of deferred revenue	(1,097,112)
Balance – September 30, 2022	$1,727,041

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

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by contract-type. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market, and other economic factors:

	Three Months Ended September 30
	2022	2021	Chg $	Chg %
Recurring - Subscription, Support and Services	$4,677,977	$4,405,444	$272,533	6%
Non-Recurring - Services	42,500	50,900	(8,400)	17%
Transaction Based	-	103,333	(103,333)	-100%
Total	$4,720,477	$4,559,677	$160,800	4%

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

For the three months ended September 30, 2022 and 2021, warrants to purchase 23,737 shares of our common stock at an exercise price of $10.00 per share were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average price of common stock for the quarter.

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,
	2022	2021
Numerator
Net income applicable to Common Stockholders	$1,138,501	$800,206

Denominator
Weighted average Common Stock outstanding, basic	18,465,000	19,383,000
Warrants to purchase Common Stock	288,000	286,000
Weighted average Common Stock outstanding, diluted	18,753,000	19,669,000

Net income per share
Basic	$0.06	$0.04
Diluted	$0.06	$0.04

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications have no impact on the previously reported results.

NOTE 3.  EQUITY

Restricted Stock Units	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at June 30, 2022	906,155	$5.34
Granted	50,000	4.82
Vested and issued	(4,950)	6.06
Forfeited	-	-
Outstanding at September 30, 2022	951,205	$5.31

As of September 30, 2022, there were 16,703 restricted stock units outstanding that had vested but for which shares of Common Stock had not yet been issued pursuant to the terms of the applicable agreement.

As of September 30, 2022, there was approximately $5.0 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 1.64 years.

Warrants

Outstanding warrants were issued in connection with private placements of the Company’s Common Stock and with the restructuring of the Series B Preferred that occurred in March of 2018. The following table summarizes information about fixed stock warrants outstanding at September 30, 2022:

Warrants Outstanding at September 30, 2022				Warrants Exercisable at September 30, 2022
Range of exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.00	1,085,068	0.35	$4.00	1,085,068	$4.00
$10.00	23,737	0.32	$10.00	23,737	$10.00
	1,108,805	0.35	$4.13	1,108,805	$4.13

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

As of September 30, 2022, a total of 625,375 shares of Series B Preferred and 212,402 shares of Series B-1 Preferred were issued and outstanding.

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

The total remaining authorization for future shares of Common Stock repurchases under our Share Repurchase Program was $10,713,447 as of September 30, 2022. From time-to-time, our Board of Directors may authorize further increases to our Share Repurchase Program. The Share Repurchase Program may be suspended for periods of time or discontinued at any time, at the Board’s discretion.

The following table provides information about repurchases of our Common Stock registered pursuant to Section 12 of the Exchange Act, during the three months ended  September 30, 2022:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Dollars Expended by Period Under the Plans or Programs	Remaining Amount Available for Future Share Repurchases Under the Plans or Programs

July 1, 2022 – September 30, 2022:	20,859	$4.97	$103,657	$10,713,447

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

NOTE 4.  RELATED PARTY TRANSACTIONS

Service Agreement.  During the three months ended September 30, 2022, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Mr. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields, FMI’s designated executive, who also serves as the Company’s Chair of the Board of Directors, controls FMI. The Company had no payables to FMI at September 30, 2022 and 2021 respectively, under the Service Agreement.

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed newly issued accounting pronouncements and concluded that they are either not applicable to its business or that no material effect is expected on its consolidated financial statements as a result of future adoption

NOTE 6.  SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events through the filing date and noted no subsequent events other than provided above that are reasonably likely to impact the Company’s financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements. The words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, or similar expressions are intended to identify “forward-looking statements”. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our June 30, 2022 Annual Report on Form 10-K, incorporated by reference herein. Statements made herein are as of the date of the filing of this Report with the Securities and Exchange Commission (“SEC”) and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Dividend Payment

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

Geopolitical Conflicts

The impact of geopolitical conflicts, including the recent war in Ukraine, has created much uncertainty in the global marketplace. There are many uncertainties regarding these events, and the Company is closely monitoring the ongoing impact of the recent events on all aspects of its business, including how they will impact its services, customers, employees, vendors, and business partners now and in the future. While recent geopolitical conflicts did not materially adversely affect the Company’s financial results and business operations in the Company’s three months ended September 30, 2022, in the fiscal years ended June 30, 2022 or 2021, we are unable to predict the impact that recent geopolitical conflicts may have on its future financial position and operating results due to numerous uncertainties.

FSMA Section 204(d)

In 2020, the United States Food & Drug Administration (“FDA”) announced the “New Era of Smarter Food Safety” blueprint. It “outlines achievable goals to enhance traceability, improve predictive analytics, respond more rapidly to outbreaks, address new business models, reduce contamination of food, and foster the development of stronger food safety cultures.” But one particular section of the Food Safety Modernization Act (“FSMA”), Section 204(d) which has to deal with traceability, was left incomplete when the regulation was enacted in 2011. FDA has been working for the last few years to define exactly what traceability means and what is required to comply with that section of the law.

As part of the 2020 “New Era” announcement, FDA published the Food Traceability List or (“FTL”). FDA used a “risk assessment model” to identify 16 of the highest-risk categories to start with. There is not a single grocery retailer who does not sell these items. These 16 categories represent thousands of individual items and FDA has made it clear in its communications the categories on the FTL are only the beginning. FDA states that they would “encourage the voluntary adoption of these practices industry-wide,” which means more categories are expected to be added over time.

On November 7, 2022, FDA announced the final rule on FSMA Section 204(d) and proposes it would become effective 60 days after publication in the Federal Register. The proposed compliance date for all persons subject to the recordkeeping requirements would be 2 years after the effective date of the final regulation.

For traceability, FDA requires the capture, creation and sharing of specific key data elements (“KDE”) at each designated Critical Tracking Event (“CTE”) for every item and every shipment. FDA also requires the data be stored for two years and be retrievable and presented to them within 24 hours upon request. FSMA 204 is ultimately about recording all movement of inventories through the supply chain. The result is an enormous amount of data to manage. At the root, it is a supply chain data management issue, which is ReposiTrak’s core expertise. That’s why we’ve made it our goal to develop a traceability solution that’s easy, inexpensive and exceeds FDA’s requirements with the guidance of industry thought leaders gathered in the Food Traceability Leadership Consortium. As the largest connected network of food suppliers, wholesalers and retailers in the world, the ReposiTrak Traceability Network® is well positioned to provide end-to-end traceability to provide a safer food supply chain, tighten control on food waste and implement a food recall response that saves lives and money.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021.

Revenue

	Fiscal Quarter Ended September 30,		Variance
	2022	2021	Dollars	Percent
Revenue	$4,720,477	$4,559,677	$160,800	4%

Revenue was $4,720,477 and $4,559,677 for the three months ended September 30, 2022 and 2021, respectively, a 4% increase. The increase in revenue was due to revenue growth in subscription, services and other recurring revenue.

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

Cost of Services and Product Support

	Fiscal Quarter Ended September 30,		Variance
	2022	2021	Dollars	Percent
Cost of services and product support	$832,704	$846,487	$(13,783)	-2%
Percent of total revenue	18%	19%

Cost of services and product support was $832,704 and $846,487 for the three months ended September 30, 2022 and 2021, respectively, a 2% decrease. This decrease is primarily the result of continuation of planned elimination of low margin products, services and ongoing cost control.

Sales and Marketing Expense

	Fiscal Quarter Ended September 30,		Variance
	2022	2021	Dollars	Percent
Sales and marketing	$1,200,259	$1,188,893	$11,366	1%
Percent of total revenue	25%	26%

Sales and marketing expense were $1,200,259 and $1,188,893 for the three months ended September 30, 2022 and 2021, respectively, a 1% increase. This increase in sales and marketing expense is primarily an increase in trade show expense, investment in FSMA 204 traceability marketing, and higher sales travel expense.

General and Administrative Expense

	Fiscal Quarter Ended September 30,		Variance
	2022	2021	Dollars	Percent
General and administrative	$1,223,462	$1,096,656	$126,806	12%
Percent of total revenue	26%	24%

General and administrative expense was $1,223,462 and $1,096,656 for the three months ended September 30, 2022 and 2021, respectively, a 12% increase. The increase in general and administrative expense is primarily due to the increase in cost of insurance policies, recruitment fees, increase cost in benefits, and increases in salary and wage costs due to a tight labor marketing and rising inflation.

Depreciation and Amortization Expense

	Fiscal Quarter Ended September 30,		Variance
	2022	2021	Dollars	Percent
Depreciation and amortization	$236,006	$261,164	$(25,158)	-10%
Percent of total revenue	5%	6%

Depreciation and amortization expense was $223,006 and $261,164 for the three months ended September 30, 2022 and 2021, respectively, a decrease of 10%. This decrease is due to the disposal of certain assets in the prior fiscal year.

Other Income and Expense

	Fiscal Quarter Ended September 30,		Variance
	2022	2021	Dollars	Percent
Net other income (expense)	$117,072	$(180,114)	$297,186	165%
Percent of total revenue	2%	-4%

Net other income was $117,072 for the three months ended September 30, 2022 compared to net other expense of $180,114 for the three months ended September 30, 2021. Other income increased due to (1) recognition of a gain on refund of Employee Retention Tax Credits (“ERTC”) in fiscal 2023 that did not occur in fiscal 2022; (2) an increase in interest income due to rising interest rates on fixed income instruments on excess cash; and (3) realized losses of certain short-term investments held in U.S. treasuries and other securities that occurred in prior fiscal year. Given rising interest rates, the Company recognized a decline in its bond portfolio and other fixed income instruments on excess cash.

Preferred Dividends

	Fiscal Quarter Ended September 30,		Variance
	2022	2021	Dollars	Percent
Preferred dividends	$146,611	$146,611	$-	-%
Percent of total revenue	3%	3%

Dividends accrued on the Company’s Series B-1 Preferred was $146,611 for the three months ended September 30, 2022 and for the three months ended September 30, 2021. Dividends remained flat in the comparable periods.

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

	As of		Variance
	September 30, 2022	June 30, 2022	Dollars	Percent
Cash and cash equivalents	$21,627,727	$21,460,948	$166,779	1%

We have historically funded our operations with cash from operations, equity financings, and borrowings from the issuance of debt, including our existing line of credit with U.S. Bank N.A., which was revised on October 6, 2021 (see Note 6).

Cash was $21,627,727 and $21,460,948 at September 30, 2022 and June 30, 2022, respectively. This 1% increase is principally the result of (1) paying down over $1.3 million of our existing line of credit, and (2) the purchase of common stock under our existing buyback plan.  This was significantly offset by lower overall cash operating expense, monthly subscription fees paid annually in advance,  and collections on existing accounts receivable.

Net Cash Flows from Operating Activities

	Three Months Ended September 30,		Variance
	2022	2021	Dollars	Percent
Cash provided by operating activities	$1,811,475	$1,118,061	$693,414	62%

Net cash provided by operating activities is summarized as follows:

	Three Months Ended September 30,
	2022	2021
Net income	$1,285,112	$946,817
Noncash expense and income, net	511,194	579,544
Net changes in operating assets and liabilities	15,169	(408,300)
	$1,811,475	$1,118,061

Net cash provided by operating activities for the three months ended September 30, 2022 was $1,811,475, as compared to net cash provided by in operating activities of $1,118,061 for the three months ended September 30, 2021. Net cash provided by operating activities increased 62% due largely to (1) higher revenue and collection of monthly subscription fees paid annually in advance, (2)  collection of outstanding receivables, (3) an increase in prepaids and other assets and (3) an increase in deferred revenue offset by a decrease in accounts payable. Noncash expense decreased by $68,350 in the three months ended September 30, 2022 compared to three months ended September 30, 2021 as a result of loss on sale of property and equipment in prior fiscal year offset with an increase in bad debt expense and stock compensation expense.

Net Cash Flows from in Investing Activities

	Three Months Ended September 30,		Variance
	2022	2021	Dollars	Percent
Cash provided by (used in) investing activities	$(19,533)	$1,374,085	$(1,393,618)	-101%

Net cash used in investing activities for the three months ended September 30, 2022 was $19,533 compared to net cash provided by investing activities of $1,374,085 for the three months ended September 30, 2021. This decrease in cash provided by investing activities for the three months ended September 30, 2022 was due to the sale of property and equipment in prior fiscal year.

Net Cash Flows from Financing Activities

	Three Months Ended September 30,		Variance
	2022	2021	Dollars	Percent
Cash used in financing activities	$(1,625,163)	$(6,131,310)	$4,506,147	-73%

Net cash used in financing activities totaled $1,625,163 for the three months ended September 30, 2022 as compared to cash used in financing activities of $6,131,310 for the three months ended September 30, 2021. The decrease in net cash used in financing activities is primarily attributable to the payoff of our line of credit arrangement with a bank in prior fiscal year and purchase of stock under the Share Repurchase Program.

Liquidity and Working Capital

At September 30, 2022, the Company had positive working capital of $21,275,744, as compared with positive working capital of $20,485,875 at June 30, 2022.  This $789,869 increase in working capital is primarily due to a decrease in liability as a result of the $1.3 million payoff of a financing arrangement with a bank.

	As of September 30,	As of June 30,	Variance
	2022	2022	Dollars	Percent
Current assets	$26,371,822	$26,582,709	$(210,877)	-1%

Current assets as of September 30, 2022 totaled $26,371,822, a decrease of $210,877, as compared to $26,582,709 as of June 30, 2022. The decrease in current assets is primarily attributable to a net decrease in contract assets and prepaid expense of $289,001 and a decrease in accounts receivable of $88,665 offset by an increase in cash of $166,779.

	As of September 30,	As of June 30,	Variance
	2022	2022	Dollars	Percent
Current liabilities	$5,096,078	$6,096,834	$(1,000,756)	-16%

Current liabilities totaled $5,096,078 as of September 30, 2022 as compared to $6,096,834 as of June 30, 2022. The comparative decrease in current liabilities is primarily attributable to the corresponding payoff of $1.3 million in our line of credit, as discussed below.

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

Contractual Obligations

Total contractual obligations and commercial commitments as of September 30, 2022 are summarized in the following table:

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligation	$362,677	$55,076	$125,515	$148,344	$33,742
Financing lease obligations	$249,145	$132,000	$114,138	$-	$-

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

See Note 2 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Report for a full description of the impact of the adoption of new accounting standards on our financial statements. Following the adoption of this guidance, the revenue recognition for our sales arrangements remained materially consistent with our historical practice and there have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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

Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. At September 30, 2022, the debt portfolio was composed of approximately 0% fixed rate debt and 100% variable rate debt.

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2022:

Cash:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$21,627,727	2.53%

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2022 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.  RISK FACTORS

There are no risk factors identified by the Company in addition to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 is formatted in iXBRL.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK CITY GROUP, INC.

Date: November 14, 2022	By:	/s/ Randall K. Fields
Randall K. Fields
Chair of the Board and Chief Executive Officer (Principal Executive Officer)

PARK CITY GROUP, INC.

Date: November 14, 2022	By:	/s/ John R. Merrill
John R. Merrill
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)