Form 10-Q
period 2022-12-31
PARK CITY GROUP INC
filed 2023-02-14
CIK 50471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to _________.

Commission File Number 001-34941

PARK CITY GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of February 14, 2023, 18,413,734 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

PARK CITY GROUP, INC.

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets as of December 31, 2022 and June 30, 2022 (Unaudited)
	Consolidated Condensed Statements of Operations for the Three and Six Months Ended December 31, 2022 and 2021 (Unaudited)
	Consolidated Condensed Statements of Cash Flows for the Six Months Ended December 31, 2022 and 2021 (Unaudited)
	Consolidated Statements of Stockholders’ Equity for December 31, 2022 and 2021 (Unaudited)
	Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		23

PARK CITY GROUP, INC.

Consolidated Condensed Balance Sheets (Unaudited)

	December 31, 2022	June 30, 2022
Assets
Current Assets
Cash	$21,400,255	$21,460,948
Receivables, net of allowance for doubtful accounts of $184,847 and $206,093 at December 31, 2022 and June 30, 2022, respectively	2,827,039	3,165,200
Contract asset – unbilled current portion	440,087	649,433
Prepaid expense and other current assets	1,197,120	1,307,128
Total Current Assets	25,864,501	26,582,709

Property and equipment, net	1,154,534	764,517

Other Assets:
Deposits and other assets	22,414	22,414
Prepaid expense – less current portion	60,130	82,934
Contract asset – unbilled long-term portion	108,052	108,052
Operating lease – right-of-use asset	340,062	368,512
Customer relationships	328,500	394,200
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	85,866	114,488
Total Other Assets	21,828,910	21,974,486

Total Assets	$48,847,945	$49,321,712

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$389,708	$690,638
Accrued liabilities	1,332,720	1,206,284
Contract liability – deferred revenue	1,566,383	1,555,143
Lines of credit	448,742	2,590,907
Operating lease liability – current	56,306	53,862
Notes payable and financing leases – current	220,915	-
Total current liabilities	4,014,774	6,096,834

Long-term liabilities
Operating lease liability – less current portion	293,202	321,818
Notes payable and financing leases – less current portion	283,576	-
Total liabilities	4,591,552	6,418,652

Commitments and contingencies

Stockholders’ equity:
Preferred Stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 625,375 shares issued and outstanding at December 31, 2022 and June 30, 2022;	6,254	6,254
Series B-1 Preferred, 550,000 shares authorized; 212,402 shares issued and outstanding at December 31, 2022 and June 30, 2022, respectively	2,124	2,124
Common Stock, $0.01 par value, 50,000,000 shares authorized; 18,394,296 and 18,460,538 issued and outstanding at December 31, 2022 and June 30, 2022, respectively	183,945	184,608
Additional paid-in capital	68,303,199	68,653,361
Accumulated deficit	(24,239,129)	(25,943,287)
Total stockholders’ equity	44,256,393	42,903,060
Total liabilities and stockholders’ equity	$48,847,945	$49,321,712

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.

Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021

Revenue	$4,750,513	$4,353,587	$9,470,990	$8,913,264

Operating expense:
Cost of services and product support	866,642	817,213	1,699,346	1,663,700
Sales and marketing	1,226,812	1,152,036	2,427,071	2,340,929
General and administrative	1,252,357	1,209,002	2,475,819	2,305,658
Depreciation and amortization	229,160	217,767	465,166	478,931

Total operating expense	3,574,971	3,396,018	7,067,402	6,789,218

Income from operations	1,175,542	957,569	2,403,588	2,124,046

Other income (expense):
Interest income	199,266	86,884	278,358	142,040
Interest expense	(18,058)	(3,303)	(42,710)	(6,201)
Unrealized (loss) on short term investments	(31,406)	(113,807)	(38,821)	(263,098)
Other gain (loss)	-	-	70,047	(83,081)

Income before income taxes	1,325,344	927,343	2,670,462	1,913,706

(Provision) for income taxes:	(60,000)	(55,275)	(120,006)	(94,821)
Net income	1,265,344	872,068	2,550,456	1,818,885

Dividends on preferred stock	(146,611)	(146,611)	(293,222)	(293,222)

Net income applicable to common shareholders	$1,118,733	$725,457	$2,257,234	$1,525,663

Weighted average shares, basic	18,402,000	19,357,000	18,419,000	19,370,000
Weighted average shares, diluted	18,630,000	19,682,000	18,678,000	19,658,000
Basic income per share	$0.06	$0.04	$0.12	$0.08
Diluted income per share	$0.06	$0.04	$0.12	$0.08

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$2,550,456	$1,818,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	465,166	478,931
Amortization of operating right of use asset	28,450	44,382
Stock compensation expense	209,869	234,396
Bad debt expense	300,000	250,000
Gain on disposal of assets	-	(24,737)
Loss on sale of property and equipment	-	107,820
(Increase) decrease in:
Accounts receivables	247,507	285,141
Long-term receivables, prepaids and other assets	21,431	(97,532)
(Decrease) increase in:
Accounts payable	(300,930)	15,721
Operating lease liability	(26,172)	(44,382)
Accrued liabilities	(207,025)	87,811
Deferred revenue	11,240	(97,482)
Net cash provided by operating activities	3,299,992	3,058,954

Cash flows from investing activities:
Sale of property and equipment	-	1,374,085
Purchase of property and equipment	(270,854)	(17,049)
Net cash provided by (used in) investing activities	(270,854)	1,357,036

Cash flows from financing activities:
Net (decrease) increase in lines of credit	(2,142,165)	(5,070,000)
Common Stock buyback/retirement	(551,923)	(1,470,974)
Proceeds from employee stock plan	48,903	56,577
Dividends paid	(570,511)	(293,222)
Payments on notes payable and capital leases	125,865	-
Net cash used in financing activities	(3,089,831)	(6,777,619)

Net decrease in cash and cash equivalents	(60,693)	(2,361,629)

Cash and cash equivalents at beginning of period	21,460,948	24,070,322
Cash and cash equivalents at end of period	$21,400,255	$21,708,693

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$264,486	$172,342
Cash paid for interest	$40,446	$7,688
Cash paid for operating leases	$35,226	$71,200

Supplemental disclosure of non-cash investing and financing activities:
Common stock to pay accrued liabilities	$152,195	$234,447
Dividends accrued on preferred stock	$293,222	$293,222

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.

Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2022	625,375	$6,254	212,402	$2,124	18,460,538	$184,608	$68,653,361	$(25,943,287)	$42,903,060
Stock issued for:
Accrued compensation	-	-	-	-	15,603	156	76,717	-	76,873
Employee stock plan	-	-	-	-	13,064	131	48,772	-	48,903
Stock buyback	-	-	-	-	(20,859)	(209)	(103,448)	-	(103,657)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)
Common Stock Dividends-Declared	-	-	-	-	-	-	-	(277,162)	(277,162)
Net income	-	-	-	-	-	-	-	1,285,112	1,285,112
Balance, September 30, 2022	625,375	$6,254	212,402	$2,124	18,468,346	$184,686	$68,675,402	$(25,081,948)	$43,786,518

Stock issued for:
Accrued compensation	-	-	-	-	14,691	147	75,175	-	75,322
Stock buyback	-	-	-	-	(88,741)	(888)	(447,378)	-	(448,266)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)
Common Stock Dividends-Declared	-	-	-	-	-	-	-	(275,914)	(275,914)
Net income	-	-	-	-	-	-	-	1,265,344	1,265,344
Balance, December 31, 2022	625,375	6,254	212,402	2,124	18,394,296	183,945	68,303,199	(24,239,129)	44,256,393

PARK CITY GROUP, INC.

Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2021	625,375	$6,254	212,402	$2,124	19,351,935	$193,522	$74,298,924	$(29,359,938)	$45,140,886
Stock issued for:
Accrued compensation	-	-	-	-	29,316	293	172,207	-	172,500
Employee stock plan	-	-	-	-	13,901	139	56,438	-	56,577
Stock buyback	-	-	-	-	(7,600)	(76)	(41,200)	-	(41,276)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)
Net income	-	-	-	-	-	-	-	946,817	946,817
Balance, September 30, 2021	625,375	$6,254	212,402	$2,124	19,387,552	$193,878	$74,486,369	$(28,559,732)	$46,128,893

Stock issued for:
Accrued compensation	-	-	-	-	11,464	115	61,832	-	61,947
Stock buyback	-	-	-	-	(244,552)	(2,446)	(1,427,252)	-	(1,429,698)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)
Net income	-	-	-	-	-	-	-	872,068	872,068
Balance, December 31, 2021	625,375	$6,254	212,402	$2,124	19,154,464	$191,547	$73,120,949	$(27,834,275)	$45,486,599

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

Basis of Financial Statement Presentation

The interim financial information of the Company as of December 31, 2022 and for the three and six months ended December 31, 2022 is unaudited, and the balance sheet as of June 30, 2022 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. GAAP. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2022. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended December 31, 2022 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2023. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2022.

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in current and other assets in our consolidated balance sheets and primarily relate to unbilled amounts on fixed-price contracts utilizing the output method of revenue recognition. The table below shows movements in contract assets:

Contract assets
Balance – June 30, 2022	$757,485
Revenue recognized during the period but not billed	-
Amounts reclassified to accounts receivable	(196,000)
Other	(13,346)
Balance – December 31, 2022	$548,139 (1)

(1)	Contract asset balances for December 31, 2022 include a current and a long-term contract asset of $440,087 and $108,052, respectively.

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

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period:

Contract liability
Balance – June 30, 2022	$1,555,143
Amounts billed but not recognized as revenue	1,524,016
Revenue recognized related to the opening balance of deferred revenue	(1,512,776)
Balance – December 31, 2022	$1,566,383

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

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by contract-type. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market, and other economic factors:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

Recurring – Subscription, Support and Services	$4,743,216	$4,300,168	$9,421,193	$8,705,612
Non-Recurring – Services	7,297	30,718	49,797	81,618
Transaction Based – MarketPlace	-	22,701	-	126,034
	$4,750,513	$4,353,587	$9,470,990	$8,913,264

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

For the three and six months ended December 31, 2022 and 2021, warrants to purchase 23,737 shares of our common stock at an exercise price of $10.00 per share were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average price of common stock for the quarter.

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Numerator
Net income applicable to common shareholders	$1,118,733	$725,457	$2,257,234	$1,525,663

Denominator
Weighted average common shares outstanding, basic	18,402,000	19,357,000	18,419,000	19,370,000
Warrants to purchase common stock	228,000	325,000	259,000	288,000
Weighted average common shares outstanding, diluted	18,630,000	19,682,000	18,678,000	19,658,000

Net income per share
Basic	$0.06	$0.04	$0.12	$0.08
Diluted	$0.06	$0.04	$0.12	$0.08

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications have no impact on the previously reported results.

NOTE 3.  EQUITY

Restricted Stock Units	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at June 30, 2022	906,155	$5.34
Granted	50,994	4.82
Vested and issued	(12,950)	5.71
Forfeited	(2,568)	5.84
Outstanding at December 31, 2022	941,631	$5.30

As of December 31, 2022, there were 19,202 restricted stock units outstanding that had vested but for which shares of Common Stock had not yet been issued pursuant to the terms of the applicable agreement.

As of December 31, 2022, there was approximately $5.0 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 1.36 years.

Warrants

Outstanding warrants were issued in connection with private placements of the Company’s Common Stock and with the restructuring of the Series B Preferred that occurred in March of 2018. The following table summarizes information about fixed stock warrants outstanding at December 31, 2022:

Warrants Outstanding at December 31, 2022				Warrants Exercisable at December 31, 2022
Range of exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.00	1,085,068	0.10	$4.00	1,085,068	$4.00
$10.00	23,737	0.07	$10.00	23,737	$10.00
	1,108,805	0.10	$4.13	1,108,805	$4.13

Preferred Stock

The Company’s articles of incorporation currently authorizes the issuance of up to 30,000,000 shares of ‘blank check’ preferred stock, par value $0.01 (“Preferred Stock”), with designations, rights, and preferences as may be determined from time to time by the Company’s Board of Directors, of which 700,000 shares are currently designated as Series B Preferred Stock (“Series B Preferred”) and 550,000 shares are designated as Series B-1 Preferred Stock (“Series B-1 Preferred”). Both classes of Series B Preferred Stock pay dividends at a rate of 7% per annum if paid by the Company in cash, or 9% if paid by the Company by the issuance of additional shares of Series B-1 Preferred, or Series B-1Preferred, as applicable.

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

As of December 31, 2022, a total of 625,375 shares of Series B Preferred and 212,402 shares of Series B-1 Preferred were issued and outstanding.

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

Since inception of the Share Repurchase Program through December 31, 2022, a total of $21,000,000 in shares of Common Stock have been approved under the Share Repurchase Program, and 1,823,669 shares of Common Stock have been repurchased at an average purchase price of $5.89, resulting in $10,265,181 remaining available to repurchase under the current Share Repurchase Program. From time-to-time, our Board of Directors may authorize further increases to our Share Repurchase Program. The Share Repurchase Program may be suspended for periods of time or discontinued at any time, at the Board’s discretion.

The following table provides information about repurchases of our Common Stock registered pursuant to Section 12 of the Exchange Act, during the three months ended December 31, 2022:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Dollars Expended by Period Under the Plans or Programs	Remaining Amount Available for Future Share Repurchases Under the Plans or Programs
July 1, 2022 – September 30, 2022:	20,859	$4.97	$103,657	$10,713,447
October 1, 2022 – December 31, 2022:	88,741	$5.05	$448,266	$10,265,181

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

NOTE 4.  RELATED PARTY TRANSACTIONS

Service Agreement. During the six months ended December 31, 2022, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Mr. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields, FMI’s designated executive, who also serves as the Company’s Chair of the Board of Directors, controls FMI. The Company had no payables to FMI at December 31, 2022 and 2021 respectively, under the Service Agreement; however, at December 31, 2022 and 2021, the Company paid FMI $231,015 and $231,015, respectively.

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

Recent Developments

Dividend Payment

On September 28, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.015 per share ($0.06 per year), payable to shareholders of record on October 17, 2022, which were paid to shareholders of record on or about November 15, 2022. Based on the closing price on September 26, 2022, this represented an annual dividend yield of approximately 1.06%. Subsequent quarterly dividends will be paid within 45 days of the shareholders of record date of December 31, March 31, June 30 and September 30.

Geopolitical Conflicts

The impact of geopolitical conflicts, including the recent war in Ukraine, has created much uncertainty in the global marketplace. There are many uncertainties regarding these events, and the Company is closely monitoring the ongoing impact of the recent events on all aspects of its business, including how they will impact its services, customers, employees, vendors, and business partners now and in the future. While recent geopolitical conflicts did not materially adversely affect the Company’s financial results and business operations in the Company’s six months ended December 31, 2022, in the fiscal years ended June 30, 2022 or 2021, we are unable to predict the impact that recent geopolitical conflicts may have on its future financial position and operating results due to numerous uncertainties.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2022 to the Three Months Ended December 31, 2021.

Revenue

	Fiscal Quarter Ended December 31,		Variance
	2022	2021	Dollars	Percent
Revenue	$4,750,513	$4,353,587	$396,926	9%

Revenue was $4,750,513 and $4,353,587 for the three months ended December 31, 2022 and 2021, respectively, a 9% increase. The increase in revenue was due to revenue growth in subscription, services and other recurring revenue.

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

Cost of Services and Product Support

	Fiscal Quarter Ended December 31,		Variance
	2022	2021	Dollars	Percent
Cost of services and product support	$866,642	$817,213	$49,429	6%
Percent of total revenue	18%	19%

Cost of services and product support was $866,642 and $817,213 for the three months ended December 31, 2022 and 2021, respectively, a 6% increase. This increase is primarily the result of increased salary and an increase in support and maintenance costs.

Sales and Marketing Expense

	Fiscal Quarter Ended December 31,		Variance
	2022	2021	Dollars	Percent
Sales and marketing	$1,226,812	$1,152,036	$74,776	6%
Percent of total revenue	26%	26%

Sales and marketing expense were $1,226,812 and $1,152,036 for the three months ended December 31, 2022 and 2021, respectively, a 6% increase. This increase in sales and marketing expense is primarily an increase in trade show expense, investment in FSMA 204 traceability marketing, and higher sales travel expense.

General and Administrative Expense

	Fiscal Quarter Ended December 31,		Variance
	2022	2021	Dollars	Percent
General and administrative	$1,252,357	$1,209,002	$43,355	4%
Percent of total revenue	26%	28%

General and administrative expense was $1,252,357 and $1,209,002 for the three months ended December 31, 2022 and 2021, respectively, a 4% increase. The increase in general and administrative expense is primarily due to the increase in cost of insurance policies, recruitment fees, increase cost in benefits, and increases in salary and wage costs due to a tight labor marketing and rising inflation.

Depreciation and Amortization Expense

	Fiscal Quarter Ended December 31,		Variance
	2022	2021	Dollars	Percent
Depreciation and amortization	$229,160	$217,767	$11,393	5%
Percent of total revenue	5%	5%

Depreciation and amortization expense was $229,160 and $217,767 for the three months ended December 31, 2022 and 2021, respectively, a increase of 5%. This increase is due to additional assets acquired in the current fiscal year.

Other Income and Expense

	Fiscal Quarter Ended December 31,		Variance
	2022	2021	Dollars	Percent
Net other income (expense)	$149,802	$(30,226)	$180,028	596%
Percent of total revenue	3%	-1%

Net other income was $149,802 for the three months ended December 31, 2022 compared to net other expense of $30,226 for the three months ended December 31, 2021. Other income increased due to (1) an increase in interest income due to rising interest rates on fixed income instruments on excess cash; and (2) realized losses of certain short-term investments held in U.S. treasuries and other securities that occurred in prior fiscal year. Given rising interest rates, the Company recognized a decline in its bond portfolio and other fixed income instruments on excess cash.

Preferred Dividends

	Fiscal Quarter Ended December 31,		Variance
	2022	2021	Dollars	Percent
Preferred dividends	$146,611	$146,611	$-	-%
Percent of total revenue	3%	3%

Dividends accrued on the Company’s Series B-1 Preferred was $146,611 for the three months ended December 31, 2022 and for the three months ended December 31, 2021. Dividends remained flat in the comparable periods.

Comparison of the Six Months Ended December 31, 2022 to the Six Months Ended December 31, 2021.

Revenue

	Six Months Ended December 31,		Variance
	2022	2021	Dollars	Percent
Revenue	$9,470,990	$8,913,264	$557,726	6%

Revenue was $9,470,990 and $8,913,264 for the six months ended December 31, 2022 and 2021, respectively, a 6% increase. The increase in revenue was due to revenue growth in subscription, services and other recurring revenue.

During fiscal 2022, as COVID-19 disrupted supply chains and generated shortages in products, our ability to source hard to find items for our customers resulted in increased revenue attributable to MarketPlace. These products largely consisted of personal protective equipment (“PPE”) which includes nitrile gloves, masks, freezers and telecommunication equipment. While the Company experienced a significant increase in MarketPlace revenue for PPE during the height of COVID-19, it is uncertain what or if demand for PPE will continue during fiscal 2022. As a result, we may experience significant swings in MarketPlace revenue as the pandemic continues to abate.

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

Cost of Services and Product Support

	Six Months Ended December 31,		Variance
	2022	2021	Dollars	Percent
Cost of services and product support	$1,699,346	$1,663,700	$35,646	2%
Percent of total revenue	18%	19%

Cost of services and product support was $1,699,346 and $1,663,700 for the six months ended December 31, 2022 and 2021, respectively, a 2% increase. This increase is primarily the result of increased salary and an increase in support and maintenance costs.

Sales and Marketing Expense

	Six Months Ended December 31,		Variance
	2022	2021	Dollars	Percent
Sales and marketing	$2,427,071	$2,340,929	$86,142	4%
Percent of total revenue	26%	26%

Sales and marketing expense was $2,427,071 and $2,340,929 for the six months ended December 31, 2022 and 2021, respectively, a 4% increase. This increase in sales and marketing expense is primarily an increase in trade show expense, investment in FSMA 204 traceability marketing, and higher sales travel expense.

General and Administrative Expense

	Six Months Ended December 31,		Variance
	2022	2021	Dollars	Percent
General and administrative	$2,475,819	$2,305,658	$170,161	7%
Percent of total revenue	26%	26%

General and administrative expense was $2,475,819 and $2,305,658 for the six months ended December 31, 2022 and 2021, respectively, a 7% increase. The increase in general and administrative expense is primarily due to the increase in cost of insurance policies, recruitment fees, increase cost in benefits, and increases in salary and wage costs due to a tight labor marketing and rising inflation.

Depreciation and Amortization Expense

	Six Months Ended December 31,		Variance
	2022	2021	Dollars	Percent
Depreciation and amortization	$465,166	$478,931	$(13,765)	-3%
Percent of total revenue	5%	5%

Depreciation and amortization expense were $465,156 and $478,931 for the six months ended December 31, 2022 and 2021, respectively, a decrease of 3%. This decrease is due to the disposal of certain assets in the prior fiscal year.

Other Income and Expense

	Six Months Ended December 31,		Variance
	2022	2021	Dollars	Percent
Net other income (expense)	$266,874	$(210,340)	$477,214	227%
Percent of total revenue	3%	-2%

Net other income was $266,874 for the six months ended December 31, 2022 compared to net other expense of $210,340 for the six months ended December 31, 2021. Other income increased due to (1) recognition of a gain on refund of Employee Retention Tax Credits (“ERTC”) in fiscal 2023 that did not occur in fiscal 2022; (2) an increase in interest income due to rising interest rates on fixed income instruments on excess cash; and (3) realized losses of certain short-term investments held in U.S. treasuries and other securities that occurred in prior fiscal year. Given rising interest rates, the Company recognized a decline in its bond portfolio and other fixed income instruments on excess cash.

Preferred Dividends

	Six Months Ended December 31,		Variance
	2022	2021	Dollars	Percent
Preferred dividends	$293,222	$293,222	$-	-%
Percent of total revenue	3%	3%

Dividends accrued on the Company’s Series B-1 Preferred was $293,222 for the six months ended December 31, 2022 and 2021. Dividends remained flat in the comparable period.

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

	As of		Variance
	December 31, 2022	June 30, 2022	Dollars	Percent
Cash and cash equivalents	$21,400,255	$21,460,948	$(60,693)	-%

We have historically funded our operations with cash from operations, equity financings, and borrowings from the issuance of debt, including our existing line of credit with U.S. Bank N.A., which was revised on October 6, 2021.

Cash was $21,400,255 and $21,460,948 at December 31, 2022 and June 30, 2022, respectively. This 0.3% decrease is principally the result of (1) paying down over $2.1 million of our existing line of credit, and (2) the purchase of common stock under our existing buyback plan.  This was significantly offset by lower overall cash operating expense, monthly subscription fees paid annually in advance, and collections on existing accounts receivable.

Net Cash Flows from Operating Activities

	Six Months Ended December 31,		Variance
	2022	2021	Dollars	Percent
Cash provided by operating activities	$3,299,992	$3,058,954	$241,038	8%

Net cash provided by operating activities is summarized as follows:

	Six Months Ended December 31,
	2022	2021
Net income	$2,550,456	$1,818,885
Noncash expense and income, net	1,003,485	1,090,792
Net changes in operating assets and liabilities	(253,949)	149,277
	$3,299,992	$3,058,954

Net cash provided by operating activities for the six months ended December 31, 2022 was $3,299,992 as compared to net cash provided by operating activities of $3,058,954 for the six months ended December 31, 2021. Net cash provided by operating activities increased 8% due largely to (1) higher revenue and collection of monthly subscription fees paid annually in advance, (2) collection of outstanding receivables, (3) an increase in prepaids and other assets and (3) an increase in deferred revenue offset by a decrease in accounts payable. Noncash expense decreased by $87,307 in the six months ended December 31, 2022 compared to six months ended December 31, 2021 as a result of loss on sale of property and equipment in prior fiscal year offset with an increase in bad debt expense and stock compensation expense.

Net Cash Flows from in Investing Activities

	Six Months Ended December 31,		Variance
	2022	2021	Dollars	Percent
Cash provided by (used in) investing activities	$(270,854)	$1,357,036	$(1,627,890)	-120%

Net cash used in investing activities for the six months ended December 31, 2022 was $270,854 compared to net cash provided by investing activities of $1,357,036 for the six months ended December 31, 2021. This decrease in cash provided by investing activities for the six months ended December 31, 2022 was due to the sale of property and equipment in prior fiscal year.

Net Cash Flows from Financing Activities

	Six Months Ended December 31,		Variance
	2022	2021	Dollars	Percent
Cash used in financing activities	$(3,089,831)	$(6,777,619)	$3,687,788	-54%

Net cash used in financing activities totaled $3,089,831 for the six months ended December 31, 2022 as compared to cash used in financing activities of $6,777,619 for the six months ended December 31, 2021. The decrease in net cash used in financing activities is primarily attributable to the payoff of our line of credit arrangement with a bank in prior fiscal year and purchase of stock under the Share Repurchase Program.

Liquidity and Working Capital

At December 31, 2022, the Company had positive working capital of $21,849,727, as compared with positive working capital of $20,485,875 at June 30, 2022.  This $1,363,852 increase in working capital is primarily due to a decrease in liability as a result of the payoff of a financing arrangement with a bank.

	As of December 31,	As of June 30,	Variance
	2022	2022	Dollars	Percent
Current assets	$25,864,501	$26,582,709	$(718,208)	-3%

Current assets as of December 31, 2022 totaled $25,864,501, a decrease of $718,208, as compared to $26,582,709 as of June 30, 2022. The decrease in current assets is primarily attributable to a net decrease in contract assets and prepaid expense of $319,354, a decrease in accounts receivable of $338,361, and a decrease in cash of $60,693.

	As of December 31,	As of June 30,	Variance
	2022	2022	Dollars	Percent
Current liabilities	$4,014,774	$6,096,834	$(2,082,060)	-34%

Current liabilities totaled $4,014,774 as of December 31, 2022 as compared to $6,096,834 as of June 30, 2022. The comparative decrease in current liabilities is primarily attributable to the corresponding payoff of $2.1 million in our line of credit, as discussed below.

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

While no assurances can be given, management currently believes that the Company will continue to increase its cash flow from operations and working capital position in subsequent periods.  The Company’s increase in anticipated cash flow from operations and working capital position is expected to be offset by the use of cash required to fund the Company’s quarterly cash dividends announced on September 28, 2022, of $0.015 per share, and on December 30, 2022, of $0.015 per share.   The Company believes it will have adequate cash resources to fund its operations, satisfy its debt obligations, and fund its anticipated quarterly cash dividend for at least the next 12 months.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenue, and results of operation, liquidity or capital expenditures.

Contractual Obligations

Total contractual obligations and commercial commitments as of December 31, 2022 are summarized in the following table:

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligation	$349,508	$56,306	$128,218	$151,403	$13,581
Financing lease obligations	$504,491	$220,915	$283,576	$-	$-

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

Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. At December 31, 2022, the debt portfolio was composed of approximately 0% fixed rate debt and 100% variable rate debt.

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, 2022:

Cash:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$21,400,255	3.55%

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2022 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2022 is formatted in iXBRL.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK CITY GROUP, INC.

Date: February 14, 2023	By:	/s/ Randall K. Fields
Randall K. Fields
Chair of the Board and Chief Executive Officer (Principal Executive Officer)

PARK CITY GROUP, INC.

Date: February 14, 2023	By:	/s/ John R. Merrill
John R. Merrill
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)