Form 10-Q
period 2023-03-31
PARK CITY GROUP INC
filed 2023-05-15
CIK 50471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to _________.

Commission File Number 001-34941

PARK CITY GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of May 15, 2023, 18,355,898 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

PARK CITY GROUP, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PARK CITY GROUP, INC.

Consolidated Condensed Balance Sheets (Unaudited)

	March 31, 2023	June 30, 2022
Assets
Current Assets
Cash	$22,941,493	$21,460,948
Receivables, net of allowance for doubtful accounts of $168,699 and $206,093 at March 31, 2023 and June 30, 2022, respectively	2,242,187	3,165,200
Contract asset – unbilled current portion	285,474	649,433
Prepaid expense and other current assets	518,458	1,307,128
Total Current Assets	25,987,612	26,582,709

Property and equipment, net	1,128,022	764,517

Other Assets:
Deposits and other assets	22,414	22,414
Prepaid expense – less current portion	50,988	82,934
Contract asset – unbilled long-term portion	108,052	108,052
Operating lease – right-of-use asset	325,493	368,512
Customer relationships	295,650	394,200
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	776,695	114,488
Total Other Assets	22,463,178	21,974,486

Total Assets	$49,578,812	$49,321,712

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$380,826	$690,638
Accrued liabilities	1,662,400	1,206,284
Contract liability – deferred revenue	1,562,774	1,555,143
Lines of credit	-	2,590,907
Operating lease liability – current	57,502	53,862
Notes payable and financing leases – current	219,262	-
Total current liabilities	3,882,764	6,096,834

Long-term liabilities
Operating lease liability – less current portion	278,401	321,818
Notes payable and financing leases – less current portion	200,770	-
Total liabilities	4,361,935	6,418,652

Commitments and contingencies

Stockholders’ equity:
Preferred Stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 625,375 shares issued and outstanding at March 31, 2023 and June 30, 2022;	6,254	6,254
Series B-1 Preferred, 550,000 shares authorized; 212,402 shares issued and outstanding at March 31, 2023 and June 30, 2022, respectively	2,124	2,124
Common Stock, $0.01 par value, 50,000,000 shares authorized; 18,350,765 and 18,460,538 issued and outstanding at March 31, 2023 and June 30, 2022, respectively	183,510	184,608
Additional paid-in capital	68,022,970	68,653,361
Accumulated deficit	(22,997,981)	(25,943,287)
Total stockholders’ equity	45,216,877	42,903,060
Total liabilities and stockholders’ equity	$49,578,812	$49,321,712

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.

Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022

Revenue	$4,824,101	$4,555,906	$14,295,091	$13,469,170

Operating expense:
Cost of services and product support	840,272	773,651	2,539,618	2,437,351
Sales and marketing	1,239,946	1,229,677	3,667,017	3,570,606
General and administrative	916,237	1,178,649	3,392,056	3,484,307
Depreciation and amortization	305,864	197,393	771,030	676,324
Total operating expense	3,302,319	3,379,370	10,369,721	10,168,588

Income from operations	1,521,782	1,176,536	3,925,370	3,300,582

Other income (expense):
Interest income	275,941	24,975	554,299	167,015
Interest expense	(9,771)	(13,919)	(52,481)	(20,120)
Unrealized (loss) on short term investments	35,068	(65,889)	(3,753)	(328,987)
Other gain (loss)	-	(5,649)	70,047	(88,730)
Income before income taxes	1,823,020	1,116,054	4,493,482	3,029,760

(Provision) for income taxes:	(160,000)	(28,038)	(280,006)	(122,859)
Net income	1,663,020	1,088,016	4,213,476	2,906,901

Dividends on preferred stock	(146,611)	(146,611)	(439,833)	(439,833)

Net income applicable to common shareholders	$1,516,409	$941,405	$3,773,643	$2,467,068

Weighted average shares, basic	18,394,000	19,019,000	18,408,000	19,255,000
Weighted average shares, diluted	18,751,000	19,422,000	18,702,000	19,579,000
Basic income per share	$0.08	$0.05	$0.20	$0.13
Diluted income per share	$0.08	$0.05	$0.20	$0.13

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$4,213,476	$2,906,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	771,030	676,324
Amortization of operating right of use asset	43,019	312,826
Stock compensation expense	315,216	320,199
Bad debt expense	1,200,000	391,667
Gain on disposal of assets	-	(24,737)
Loss on sale of property and equipment	-	107,820
(Increase) decrease in:
Accounts receivables	86,972	198,430
Long-term receivables, prepaids and other assets	655,391	(414,998)
Increase (decrease) in:
Accounts payable	(309,812)	26,210
Operating lease liability	(39,777)	(306,798)
Accrued liabilities	122,744	52,441
Deferred revenue	7,631	(213,321)
Net cash provided by operating activities	7,065,890	4,032,964

Cash flows from investing activities:
Sale of property and equipment	-	1,374,085
Capitalization of software costs	(769,243)
Purchase of property and equipment	(133,944)	(50,823)
Net cash provided by (used in) investing activities	(903,187)	1,323,262

Cash flows from financing activities:
Net (decrease) increase in lines of credit	(2,590,907)	(2,614,133)
Common Stock buyback/retirement	(981,194)	(5,212,452)
Proceeds from employee stock plan	92,728	109,177
Dividends paid	(993,037)	(439,833)
Payments on notes payable and capital leases	(209,748)	-
Net cash used in financing activities	(4,682,158)	(8,157,241)

Net increase (decrease) in cash and cash equivalents	1,480,545	(2,801,015)

Cash and cash equivalents at beginning of period	21,460,948	24,070,322
Cash and cash equivalents at end of period	$22,941,493	$21,269,307

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$264,486	$172,342
Cash paid for interest	$52,481	$21,607
Cash paid for operating leases	$53,015	$66,871

Supplemental disclosure of non-cash investing and financing activities:
Common stock to pay accrued liabilities	$256,977	$234,447
Dividends accrued on preferred stock	$489,833	$439,833

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.

Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2022	625,375	$6,254	212,402	$2,124	18,460,538	$184,608	$68,653,361	$(25,943,287)	$42,903,060
Stock issued for:
Accrued compensation	-	-	-	-	15,603	156	76,717	-	76,873
Employee stock plan	-	-	-	-	13,064	131	48,772	-	48,903
Stock buyback	-	-	-	-	(20,859)	(209)	(103,448)	-	(103,657)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)
Common Stock Dividends-Declared	-	-	-	-	-	-	-	(277,162)	(277,162)
Net income	-	-	-	-	-	-	-	1,285,112	1,285,112
Balance, September 30, 2022	625,375	$6,254	212,402	$2,124	18,468,346	$184,686	$68,675,402	$(25,081,948)	$43,786,518

Stock issued for:
Accrued compensation	-	-	-	-	14,691	147	75,175	-	75,322
Stock buyback	-	-	-	-	(88,741)	(888)	(447,378)	-	(448,266)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)
Common Stock Dividends-Declared	-	-	-	-	-	-	-	(275,914)	(275,914)
Net income	-	-	-	-	-	-	-	1,265,344	1,265,344
Balance, December 31, 2022	625,375	$6,254	212,402	$2,124	18,394,296	$183,945	$68,303,199	$(24,239,129)	$44,256,393

Stock issued for:
Accrued compensation	-	-	-	-	19,036	190	104,592	-	104,782
Employee stock plan	-	-	-	-	11,583	116	43,709	-	43,825
Stock buyback	-	-	-	-	(74,150)	(741)	(428,530)	-	(429,271)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)
Common Stock Dividends-Declared	-	-	-	-	-	-	-	(275,261)	(275,261)
Net income	-	-	-	-	-	-	-	1,663,020	1,663,020
Balance, March 31, 2023	625,375	$6,254	212,402	$2,124	18,350,765	$183,510	$68,022,970	$(22,997,981)	$45,216,877

PARK CITY GROUP, INC.

Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2021	625,375	$6,254	212,402	$2,124	19,351,935	$193,522	$74,298,924	$(29,359,938)	$45,140,886

Stock issued for:
Accrued compensation	-	-	-	-	29,316	293	172,207	-	172,500
Employee stock plan	-	-	-	-	13,901	139	56,438	-	56,577
Stock buyback	-	-	-	-	(7,600)	(76)	(41,200)	-	(41,276)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)
Net income	-	-	-	-	-	-	-	946,817	946,817

Balance, September 30, 2021	625,375	$6,254	212,402	$2,124	19,387,552	$193,878	$74,486,369	$(28,559,732)	$46,128,893

Stock issued for:
Accrued compensation	-	-	-	-	11,464	115	61,832	-	61,947
Stock buyback	-	-	-	-	(244,552)	(2,446)	(1,427,252)	-	(1,429,698)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)
Net income	-	-	-	-	-	-	-	872,068	872,068

Balance, December 31, 2021	625,375	$6,254	212,402	$2,124	19,154,464	$191,547	$73,120,949	$(27,834,275)	$45,486,599

Stock issued for:
Accrued compensation	-	-	-	-	10,639	106	61,144	-	61,250
Employee stock plan	-	-	-	-	11,202	112	52,488	-	52,600
Stock buyback	-	-	-	-	(538,376)	(5,383)	(3,736,094)	-	(3,741,477)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)
Net income	-	-	-	-	-	-	-	1,088,016	1,088,016

Balance, March 31, 2022	625,375	$6,254	212,402	$2,124	18,637,929	$186,382	$69,498,487	$(26,892,870)	$42,800,377

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

Basis of Financial Statement Presentation

The interim financial information of the Company as of March 31, 2023 and for the three and nine months ended March 31, 2023 is unaudited, and the balance sheet as of June 30, 2022 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. GAAP. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2022. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended March 31, 2023 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2023. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2022.

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

normal;">A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in current and other assets in our consolidated balance sheets and primarily relate to unbilled amounts on fixed-price contracts utilizing the output method of revenue recognition. The table below shows movements in contract assets:

Contract assets
Balance – June 30, 2022	$757,485
Revenue recognized during the period but not billed	-
Amounts reclassified to accounts receivable	(344,000)
Other	(19,959)
Balance – March 31, 2023	$393,526 (1)

(1)	Contract asset balances for March 31, 2023 include a current and a long-term contract asset of $285,474 and $108,052, respectively.

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

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period:

Contract liability
Balance – June 30, 2022	$1,555,143
Amounts billed but not recognized as revenue	1,559,549
Revenue recognized related to the opening balance of deferred revenue	(1,551,918)
Balance – March 31, 2023	$1,562,774

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

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by contract-type. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market, and other economic factors:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Recurring revenue– subscription and support services	$4,811,634	$4,553,844	$14,232,827	$13,259,456
Non-recurring revenue – setup and training services	12,467	-	62,264	81,618
Transaction based revenue	-	2,062	-	128,096
	$4,824,101	$4,555,906	$14,295,091	$13,469,170

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

For the three and nine months ended March 31, 2023 and 2022, warrants to purchase 23,737 shares of our common stock at an exercise price of $10.00 per share were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average price of common stock for the quarter.

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Numerator
Net income applicable to common shareholders	$1,516,409	$941,405	$3,773,643	$2,467,068

Denominator
Weighted average common shares outstanding, basic	18,394,000	19,019,000	18,408,000	19,255,000
Warrants to purchase common stock	357,000	403,000	294,000	324,000
Weighted average common shares outstanding, diluted	18,751,000	19,422,000	18,702,000	19,579,000

Net income per share
Basic	$0.08	$0.05	$0.20	$0.13
Diluted	$0.08	$0.05	$0.20	$0.13

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications have no impact on the previously reported results.

NOTE 3.  EQUITY

Restricted Stock Units	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at June 30, 2022	906,155	$5.34
Granted	60,994	5.01
Vested and issued	(24,130)	5.79
Forfeited	(2,568)	5.84
Outstanding at March 31, 2023	940,451	$5.30

As of March 31, 2023, there were 25,054 restricted stock units outstanding that had vested but for which shares of Common Stock had not yet been issued pursuant to the terms of the applicable agreement.

As of March 31, 2023, there was approximately $5.0 million of unrecognized stock-based compensation obligations under our equity compensation plans. The stock-based compensation obligation is in connection with certain employment agreements which have a deferral option at the Board’s discretion. At the end of the deferral period, the stock-based compensation expense associated with the obligation is expected to be recognized on a straight-line basis over a period of three years.

Warrants

Outstanding warrants were issued in connection with private placements of the Company’s Common Stock and with the restructuring of the Series B Preferred that occurred in March of 2018. The following table summarizes information about fixed stock warrants outstanding at March 31, 2023:

Warrants Outstanding at March 31, 2023				Warrants Exercisable at March 31, 2023
Range of exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.00	1,085,068	2.85	$4.00	1,085,068	$4.00
$10.00	23,737	2.82	$10.00	23,737	$10.00
	1,108,805	2.85	$4.13	1,108,805	$4.13

During the quarter ended March 31, 2023, the Company’s Board of Directors approved the modification to extend the expiration dates of the Company’s existing January 26, 2023 and February 5, 2023 warrants by an additional three years. Accordingly, all the Company’s outstanding warrants have been extended and are anticipated to expire or be exercised on or before the quarter ending March 31, 2026.

Preferred Stock

The Company’s articles of incorporation currently authorizes the issuance of up to 30,000,000 shares of ‘blank check’ preferred stock, par value $0.01 (“Preferred Stock”), with designations, rights, and preferences as may be determined from time to time by the Company’s Board of Directors, of which 700,000 shares are currently designated as Series B Preferred Stock (“Series B Preferred”) and 550,000 shares are designated as Series B-1 Preferred Stock (“Series B-1 Preferred”). Both classes of Series B Preferred Stock pay dividends at a rate of 7% per annum if paid by the Company in cash, or 9% if paid by the Company by the issuance of additional shares of Series B-1 Preferred, or Series B-1 Preferred, as applicable.

The Company does business with some of the largest retailers, wholesalers, and distributors in the world. Management believes the Series B-1 Preferred favorably impacts the Company’s overall cost of capital in that it is: (i) perpetual and, therefore, an equity instrument that positively impacts the Company’s coverage ratios; (ii) possesses a below market dividend rate relative to similar instruments; (iii) offers the flexibility of a paid-in-kind (PIK) payment option; and (iv) is without covenants. After exploring alternative options for redeeming the Series B-1 Preferred, management determined that alternative financing options were materially more expensive, or would impair the Company’s net cash position, which management believes could cause customer concerns and negatively impact the Company’s ability to attract new business.

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

As of March 31, 2023, a total of 625,375 shares of Series B Preferred and 212,402 shares of Series B-1 Preferred were issued and outstanding.

Share Repurchase Program

On May 9, 2019, our Board of Directors approved the repurchase of up to $4.0 million in shares of our Common Stock, which repurchases may be made in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices (the “Share Repurchase Program”). Under the Share Repurchase Program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable laws and regulations, including Rule 10b-18 of the Exchange Act.

On March 17, 2020, the Board, given the extreme uncertainty due to COVID-19 at the time, suspended the Share Repurchase Program.

On May 18, 2021, our Board of Directors resumed its Share Repurchase Program, and increased the number of shares of Common Stock available to repurchase under the Share Repurchase Program by an additional $4 million bringing the total number of Common Stock authorized to repurchase under the Share Repurchase Program to $8.0 million.

On August 31, 2021, our Board of Directors approved a further increase to its Share Repurchase program to $12.0 million in shares of our Common Stock which added an additional $4 million to the Share Repurchase Program.

On May 10, 2022, our Board of Directors approved an increase of $9.0 million in the number of shares of Common Stock available to repurchase under the Share Repurchase Program.

Since inception of the Share Repurchase Program through March 31, 2023, a total of $21,000,000 in shares of Common Stock have been approved under the Share Repurchase Program, and 1,897,819 shares of Common Stock have been repurchased at an average purchase price of $5.88, resulting in $9,835,910 remaining available to repurchase under the current Share Repurchase Program. From time-to-time, our Board of Directors may authorize further increases to our Share Repurchase Program. In addition, the Share Repurchase Program may also be suspended for periods of time or discontinued at any time, at the Board’s discretion.

The following table provides information about repurchases of our Common Stock registered pursuant to Section 12 of the Exchange Act, during the three months ended March 31, 2023:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Dollars Expended by Period Under the Plans or Programs	Remaining Amount Available for Future Share Repurchases Under the Plans or Programs
July 1, 2022 – September 30, 2022:	20,859	$4.97	$103,657	$10,713,447
October 1, 2022 – December 31, 2022:	88,741	$5.05	$448,266	$10,265,181
January 1, 2023 – March 31, 2023:	74,150	$5.79	$429,271	$9,835,910

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

NOTE 4.  RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2023, the Company continued to be a party to a service agreement (the “Service Agreement”) with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Mr. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields, FMI’s designated executive, who also serves as the Company’s Chair of the Board of Directors, controls FMI. The Company had no payables to FMI under the Service Agreement as of March 31, 2023 or March 31, 2022. During the nine months ended March 31, 2023 and 2022, the Company paid FMI $346,523 and $346,523, respectively, in connection with the Service Agreement.

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed newly issued accounting pronouncements and concluded that they are either not applicable to its business or that no material effect is expected on its consolidated financial statements as a result of future adoption.

NOTE 6.  SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events through the filing date and determined that no subsequent events occurred that were reasonably expected to impact the consolidated condensed financial statements presented herein.

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

Recent Developments

Dividend Payment

On March 21, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.015 per share ($0.06 per year), payable to shareholders of record on March 31, 2023, which were paid to shareholders of record on or about May 1, 2023. Based on the closing prices on March 31, 2023, this represented an annual dividend yield of approximately 1.06%. Subsequent quarterly dividends will be paid within 45 days of each record date of June 30,2023, September 30, 2023, December 31, 2023 and March 31, 2024.

Global Pandemics, Bank Failures, and Geopolitical Conflicts

The impact of global pandemics, including COVID 19, banking failures, geopolitical conflicts, including the recent war in Ukraine, has created much uncertainty in the global marketplace. There are many uncertainties regarding these events, and the Company is closely monitoring the ongoing impact of the recent events on all aspects of its business, including how they will impact its services, customers, employees, vendors, and business partners now and in the future. While these events did not materially adversely affect the Company’s financial results and business operations in the nine months ended March 31, 2023 or in the fiscal years ended June 30, 2022 or 2021, we are unable to predict the impact that recent events, including geopolitical conflicts, may have on its future financial position and operating results due to numerous uncertainties.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022.

Revenue

	Fiscal Quarter Ended March 31,		Variance
	2023	2022	Dollars	Percent
Revenue	$4,824,101	$4,555,906	$268,195	6%

Revenue was $4,824,101 and $4,555,906 for the three months ended March 31, 2023 and 2022, respectively, a 6% increase year-over-year. The increase in revenue was due to revenue growth in subscription, services and other recurring revenue. This is the result of growing industry and consumer concern of food contaminations and food safety hazards whether biological, chemical, physical, or allergenic. The risks have elevated regulatory requirements, documentation requisites, and principally “where does your food come from” transparency on grocery retailers and their suppliers.  As more and more retailers, wholesalers and distributors adopt the risk concerns and disclosure requirements, the Company has seen a rising demand for its services.

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

Cost of Services and Product Support

	Fiscal Quarter Ended March 31,		Variance
	2023	2022	Dollars	Percent
Cost of services and product support	$840,272	$773,651	$66,621	9%
Percent of total revenue	17%	17%

Cost of services and product support was $840,272 and $773,651 for the three months ended March 31, 2023 and 2022, respectively, a 9% increase. This $66,621 increase is primarily the result of increased salary and support services in preparation for the Company’s continued demand for its compliance and supply chain solutions.  In addition, we have invested heavily in automation in response to the FSMA 204 initiative.

Sales and Marketing Expense

	Fiscal Quarter Ended March 31,		Variance
	2023	2022	Dollars	Percent
Sales and marketing	$1,239,946	$1,229,677	$10,269	1%
Percent of total revenue	26%	27%

Sales and marketing expense were $1,239,946 and $1,229,677 for the three months ended March 31, 2023 and 2022, respectively, a 1% increase. This increase in sales and marketing expense is primarily an increase in trade show expense, investment in FSMA 204 traceability marketing, and higher sales travel expense. As the pandemic continues to abate, many customers and prospects are returning to the “new normal” requiring in person meetings. The largest contributor to the increase in sales and marketing expense has been an increase in travel cost and trade shows. We believe this trend will continue as many of our trading partners, industry associations will continue to require our assistance in addressing their compliance and supply chain needs.

General and Administrative Expense

	Fiscal Quarter Ended March 31,		Variance
	2023	2022	Dollars	Percent
General and administrative	$916,237	$1,178,649	$(262,412)	-22%
Percent of total revenue	19%	26%

General and administrative expense was $916,237 and $1,178,649 for the three months ended March 31, 2023 and 2022, respectively, a 22% decrease. The decrease in general and administrative expense is primarily due to a refund of payroll taxes associated with the Employee Retention Credit (ERC). The ERC is a refund or certain payroll taxes for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts. During the period, the Company received approximately $1.175 million in payroll tax refunds, net of fees.  The ERC refund was offset by increases in bad debt expense, increase costs of benefits for employees, and a tight labor market.

Depreciation and Amortization Expense

	Fiscal Quarter Ended March 31,		Variance
	2023	2022	Dollars	Percent
Depreciation and amortization	$305,864	$197,393	$108,471	55%
Percent of total revenue	6%	4%

Depreciation and amortization expense was $305,864 and $197,393 for the three months ended March 31, 2023 and 2022, respectively, an increase of 55%. This increase is due to additional assets acquired in the current fiscal year. Given the rising global hacks on software companies, banks, and financial institutions, we spent approximately $420,000 on security, backup, storage and redundancy during the quarter. The upgrades were financed through a leasing agent with an effective APR rate of 4.45%.

Other Income and Expense

	Fiscal Quarter Ended March 31,		Variance
	2023	2022	Dollars	Percent
Net other income (expense)	$301,238	$(60,482)	$361,720	598%
Percent of total revenue	6%	-1%

Net other income was $301,238 for the three months ended March 31, 2023 compared to net other expense of $60,482 for the three months ended March 31, 2022. Other income increased due to an increase in interest income due to rising interest rates on fixed income instruments on excess cash.

Preferred Dividends

	Fiscal Quarter Ended March 31,		Variance
	2023	2022	Dollars	Percent
Preferred dividends	$146,611	$146,611	$-	-%
Percent of total revenue	3%	3%

Dividends accrued on the Company’s Series B-1 Preferred was $146,611 for the three months ended March 31, 2023 and for the three months ended March 31, 2022. Dividends remained flat in the comparable periods.

Comparison of the Nine Months Ended March 31, 2023 to the Nine Months Ended March 31, 2022.

Revenue

	Nine Months Ended March 31,		Variance
	2023	2022	Dollars	Percent
Revenue	$14,295,091	$13,469,170	$825,921	6%

Revenue was $14,295,091 and $13,469,170 for the nine months ended March 31, 2023 and 2022, respectively, a 6% increase. The increase in revenue during the period was due to revenue growth in subscription, services and other recurring revenue. This is the result of growing industry and consumer concern of food contaminations and food safety hazards whether biological, chemical, physical, or allergenic. The risks have elevated regulatory requirements, documentation requisites, and principally “where does your food come from” transparency on grocery retailers and their suppliers.  As more and more retailers, wholesalers and distributors adopt the risk concerns and disclosure requirements, the Company has seen a rising demand for its services.

During fiscal 2022, as COVID-19 disrupted supply chains and generated shortages in products, our ability to source hard to find items for our customers resulted in increased revenue attributable to MarketPlace. These products largely consisted of personal protective equipment (“PPE”) which includes nitrile gloves, masks, freezers and telecommunication equipment. While the Company experienced a significant increase in MarketPlace revenue for PPE during the height of COVID-19, it is uncertain what or if demand for PPE will continue during fiscal 2023. As a result, we may experience significant swings in MarketPlace revenue as the pandemic continues to abate.

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

Cost of Services and Product Support

	Nine Months Ended March 31,		Variance
	2023	2022	Dollars	Percent
Cost of services and product support	$2,539,618	$2,437,351	$102,267	4%
Percent of total revenue	18%	18%

Cost of services and product support was $2,539,618 and $2,437,351 for the nine months ended March 31, 2023 and 2022, respectively, a 4% increase. This increase is primarily the result of increased salary and an increase in support and maintenance costs.

Sales and Marketing Expense

	Nine Months Ended March 31,		Variance
	2023	2022	Dollars	Percent
Sales and marketing	$3,667,017	$3,570,606	$96,411	3%
Percent of total revenue	26%	27%

Sales and marketing expense were $3,667,017 and $3,570,606 for the nine months ended March 31, 2023 and 2022, respectively, a 3% increase. This increase in sales and marketing expense is primarily an increase in trade show expense, investment in FSMA 204 traceability marketing, and higher sales travel expense. As the pandemic continues to abate, many customers and prospects are returning to the “new normal” requiring in person meetings. The largest contributor to the increase in sales and marketing expense has been an increase in travel cost and trade shows. We believe this trend will continue as many of our trading partners, industry associations will continue to require our assistance in addressing their compliance and supply chain needs.

General and Administrative Expense

	Nine Months Ended March 31,		Variance
	2023	2022	Dollars	Percent
General and administrative	$3,392,056	$3,484,307	$(92,251)	-3%
Percent of total revenue	24%	26%

General and administrative expense was $3,392,056 and $3,484,307 for the nine months ended March 31, 2023 and 2022, respectively, a 3% decrease. The decrease in general and administrative expense is primarily due to a refund of payroll taxes associated with the Employee Retention Credit (ERC). The ERC is a refund or certain payroll taxes for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts. During the period, the Company received approximately $1.175 million in payroll tax refunds, net of fees.  The ERC refund was offset by increases in bad debt expense, increase costs of benefits for employees, and a tight labor market.

Depreciation and Amortization Expense

	Nine Months Ended March 31,		Variance
	2023	2022	Dollars	Percent
Depreciation and amortization	$771,030	$676,324	$94,706	14%
Percent of total revenue	5%	5%

Depreciation and amortization expense was $771,030 and $676,324 for the nine months ended March 31, 2023 and 2022, respectively, an increase of 14%. This increase is due to additional assets acquired in the current fiscal year.

Other Income and Expense

	Nine Months Ended March 31,		Variance
	2023	2022	Dollars	Percent
Net other income (expense)	$568,112	$(270,822)	$838,934	310%
Percent of total revenue	4%	-2%

Net other income was $568,112 for the nine months ended March 31, 2023 compared to net other expense of $270,822 for the nine months ended March 31, 2022. Other income increased due to (1) an increase in interest income due to rising interest rates on fixed income instruments on excess cash; and (2) realized losses of certain short-term investments held in U.S. treasuries and other securities that occurred in prior fiscal year. Given rising interest rates, the Company recognized a decline in its bond portfolio and other fixed income instruments on excess cash.

Preferred Dividends

	Nine Months Ended March 31,		Variance
	2023	2022	Dollars	Percent
Preferred dividends	$439,833	$439,833	$-	-%
Percent of total revenue	3%	3%

Dividends accrued on the Company’s Series B-1 Preferred was $439,833 for the nine months ended March 31, 2023 and for the nine months ended March 31, 2022. Dividends remained flat in the comparable periods.

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

	As of		Variance
	March 31, 2023	June 30, 2022	Dollars	Percent
Cash and cash equivalents	$22,941,493	$21,460,948	$1,480,545	7%

We have historically funded our operations with cash from operations, equity financings, and borrowings from the issuance of debt, including our existing line of credit with U.S. Bank N.A., which was revised on October 6, 2021.

Cash was $22,941,493 and $21,460,948 at March 31, 2023 and June 30, 2022, respectively. This 7% increase is principally the result of (1) paying down over $2.1 million of our existing line of credit, and (2) the purchase of common stock under our existing buyback plan.  This was significantly offset by lower overall cash operating expense, receiving cash in advance on subscriptions, collections on existing accounts and the previously disclosed $1.1 million received in conjunction with the ERC.

Net Cash Flows from Operating Activities

	Nine Months Ended March 31,		Variance
	2023	2022	Dollars	Percent
Cash provided by operating activities	$7,065,890	$4,032,964	$3,032,926	75%

Net cash provided by operating activities is summarized as follows:

	Nine Months Ended March 31,
	2023	2022
Net income	$4,213,476	$2,906,901
Noncash expense and income, net	2,329,265	1,784,099
Net changes in operating assets and liabilities	523,149	(658,036)
	$7,065,890	$4,032,964

Net cash provided by operating activities for the nine months ended March 31, 2023 was $7,065,890 as compared to net cash provided by operating activities of $4,032,964 for the nine months ended March 31, 2022. Net cash provided by operating activities increased 75% due largely to (1) higher revenue and collection of monthly subscription fees paid annually in advance, (2) collection of outstanding receivables, (3) an increase in prepaids and other assets and (3) an increase in deferred revenue offset by a decrease in accounts payable. Noncash expense increased by $545,166 in the nine months ended March 31, 2023 compared to nine months ended March 31, 2022 as a result of loss on sale of property and equipment in prior fiscal year offset with an increase in bad debt expense.

Net Cash Flows from in Investing Activities

	Nine Months Ended March 31,		Variance
	2023	2022	Dollars	Percent
Cash provided by (used in) investing activities	$(903,187)	$1,323,262	$2,226,449	168%

Net cash used in investing activities for the nine months ended March 31, 2023 was $903,187 compared to net cash provided by investing activities of $1,323,262 for the nine months ended March 31, 2022. This increase in cash used in investing activities for the nine months ended March 31, 2023 was due to the sale of property and equipment in prior fiscal year.

Net Cash Flows from Financing Activities

	Nine Months Ended March 31,		Variance
	2023	2022	Dollars	Percent
Cash used in financing activities	$(4,682,158)	$(8,157,241)	$(3,475,083)	-43%

Net cash used in financing activities totaled $4,682,158 for the nine months ended March 31, 2023 as compared to cash used in financing activities of $8,157,241 for the nine months ended March 31, 2022. The decrease in net cash used in financing activities is primarily attributable to the payoff of our line of credit arrangement with a bank in prior fiscal year and purchase of stock under the Share Repurchase Program.

Liquidity and Working Capital

At March 31, 2023, the Company had positive working capital of $22,104,848, as compared with positive working capital of $20,485,875 at June 30, 2022. This $1,618,973 increase in working capital is primarily due to a decrease in liability as a result of the payoff of a financing arrangement with a bank.

	As of March 31,	As of June 30,	Variance
	2023	2022	Dollars	Percent
Current assets	$25,987,612	$26,582,709	$(595,097)	-2%

Current assets as of March 31, 2023 totaled $25,987,612, a decrease of $595,097, as compared to $26,582,709 as of June 30, 2022. The decrease in current assets is primarily attributable to a net decrease in contract assets and prepaid expense of $1,152,629, a decrease in accounts receivable of $923,013, and an offsetting increase in cash of $1,480,545.

	As of March 31,	As of June 30,	Variance
	2023	2022	Dollars	Percent
Current liabilities	$3,882,764	$6,096,834	$(2,214,070)	-36%

Current liabilities totaled $3,882,764 as of March 31, 2023 as compared to $6,096,834 as of June 30, 2022. The decrease in current liabilities is primarily attributable to the corresponding payoff of $2.1 million in our line of credit. As of March 31, 2023, the Company has zero bank debt.

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

On April 28, 2023, the Company and the Bank executed an Amendment to the existing $10.0 million Credit Agreement, with an effective date of March 31, 2023. The new amendment provisions to the existing $10 million facility are (1) the Company will increase its liquidity requirement from $10 million to $12 million. Currently the Company maintains over $22 million in cash and a current ration of over 6:1. (2) Draws on the facility accrue interest at the annual rate equal to 1.75% plus the one-month SOFR rate instead of the previous LIBOR rate. As of March 31, 2023, the balance of the facility was zero. The Company has zero bank debt.

Furthermore, the Credit Agreement contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. Among other things, the Company must maintain liquid assets equal to $12 million and maintain a Senior Funded Debt (as defined in the Credit Agreement) to EBITDA Ratio (as defined in the Credit Agreement) of not more than 3:1.

While no assurances can be given, management currently believes that the Company will continue to increase its cash flow from operations and working capital position in subsequent periods.  The Company’s increase in anticipated cash flow from operations and working capital position is expected to be offset by the use of cash required to fund the Company’s quarterly cash dividends announced on September 28, 2022, of $0.015 per share, and on December 30, 2022, of $0.015 per share and on February 10, 2023 of $0.015 per share. The Company believes it will have adequate cash resources to fund its operations, satisfy its debt obligations, and fund its anticipated quarterly cash dividend for at least the next 12 months.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenue, and results of operation, liquidity or capital expenditures.

Contractual Obligations

Total contractual obligations and commercial commitments as of March 31, 2023 are summarized in the following table:

	Operating Leases	Financing Leases
Less than 1Year	$72,747	$234,769
1-3 Years	152,107	205,764
3-5 Years	154,359	-
Total lease payments	379,213	440,533
Less imputed interest	(43,310)	(20,501)
Total	$335,903	$420,032

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

Revenue Recognition

Effective July 1, 2018, the Company adopted the Financial Accounting Standards Board’s Accounting Standards Update 2014-09: Revenue from Contracts with Customers (Topic 606), and its related amendments (“ASU 2014-09”). ASU 2014-09 provides a unified model to determine when and how revenue is recognized and enhances certain disclosure around the nature, timing, amount and uncertainty of revenue and cash flows arising from customers.

ASU 2014-09 represents a change in the accounting model utilized for the recognition of revenue and certain expense arising from contracts with customers. The Company adopted ASU 2014-09 using a “modified retrospective” approach and, accordingly, revenue and expense totals for all periods before July 1, 2018 reflect those previously reported under the prior accounting model and have not been restated.

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

Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. At March 31, 2023, our debt portfolio was composed of (1) Bank Line of Credit – SOFR + 1.75%.  The balance is zero.  (2) Leases – Effective APR Fixed is 4.55%. Total lease obligations are on a three year straight-line basis.  The total cost is less than $400,000.

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2023:

Cash:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$22,941,493	5.04%

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2023 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - formatted in Inline XBRL (included as Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK CITY GROUP, INC.

Date: May 15, 2023	By:	/s/ Randall K. Fields
Randall K. Fields
Chair of the Board and Chief Executive Officer (Principal Executive Officer)

PARK CITY GROUP, INC.

Date: May 15, 2023	By:	/s/ John R. Merrill
John R. Merrill
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)