Form 10-K
period 2023-06-30
PARK CITY GROUP INC
filed 2023-09-28
CIK 50471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as December 31, 2022, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $54,469,000 (at a closing price of $4.95 per share).

As of September 28, 2023, 18,175,480 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference certain information from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2023.

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

YEAR ENDED JUNE 30, 2023

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

Recent Developments

Dividend Payment

On September 19, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.015 per share ($0.06 per year), payable to shareholders of record on September 29, 2023, to be paid to shareholders of record on or about November 11, 2023. Based on the closing price on September 29, 2023, this represented an annual dividend yield of approximately 1.06%. Subsequent quarterly dividends will be paid within 45 days of the shareholders of record date of December 31, March 31, June 30 and September 30.

Redemption and Retirement of Preferred Stock

On September 12, 2023, the Company announced its plans to commence the redemption and retirement of its Series B Convertible Preferred Stock and Series B-1 Preferred Stock (together, the “Preferred Stock”) for their stated value, or $10.70 for each share of Preferred Stock, resulting in an aggregate purchase price of $8,964,214 (the “Preferred Redemption”).  The Preferred Redemption is to occur over the next three years from September 12, 2023.

Global Pandemics, Bank Failures, and Geopolitical Conflicts

The impact of global pandemics, including COVID 19, banking failures, geopolitical conflicts, including the war in Ukraine, creates much uncertainty in the global marketplace. Management continues to monitor the ongoing impact of these events on all aspects of its business, including how they impact its services, customers, employees, vendors, and business partners now and in the future. While these events did not materially adversely affect the Company’s financial results and business operations in the year ended June 30, 2023, we are unable to predict the impact that these events, including geopolitical conflicts, will have on its future financial position and operating results due to numerous uncertainties.

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

As of June 30, 2023, the Company was substantially complete with its Audit Management solution providing a wide variety of Good Manufacturing Practices (“GMP”) and Global Food Safety Initiative (“GFSI”) approved audits. The new solution will help improve quality and safety by making audits more efficient and accurate through better corrective actions management and documentation.

Target Industries Overview

The Company develops its software and services for multi-store retail chains, wholesalers and distributors, and their suppliers. The bulk of the Company’s customers are in the U.S. consumer retail sector for food, convenience store, and general merchandise, although the Company’s software and services are not sold exclusively to this customer base, and the Company believes that its software and services are also applicable to a wide variety of other potential customers domestically and abroad.

Backdrop

The U.S. consumer retail sector in general, which includes food, convenience store, and general merchandise retailers more acutely, are facing pressure from several significant forces. These include (i) increased competitive pressures from the rise of online retailers, (ii) increased regulatory and tort risks, particularly for food retailers, as a result of the passage of the FSMA which placed greater responsibility for the safety of products on the participants in the food supply chain, and (iii) the pressure from consumers to increase product diversity, and in particular, the number of smaller, localized vendors.

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

Customers

The Company is currently engaged primarily by food-related consumer goods retailers, wholesalers, and their suppliers. The bulk of the Company’s customers are in the U.S. consumer retail sector for food, convenience stores, and general merchandise. However, the Company is opportunistic and will offer its solutions to a wide variety of other potential customers. No single customer exceeded 10% of the Company’s total revenue in the fiscal year ended June 30, 2023.

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

In fiscal 2016, the Company embarked on a process of repurposing the Company’s supply chain applications so that they can be delivered via ReposiTrak’s highly scalable online infrastructure. As a result, the Company is now largely capable of delivering its services through a single ReposiTrak branded user interface.

With the convergence of the Company’s solutions to a single delivery platform, the Company also reorganized its sale force and reoriented its marketing efforts. This process involved streamlining the sales force to enable cross-selling by reducing regional account managers and shifting our sales emphasis towards the Company’s inside remote sales team located largely in Utah.

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

Employees

As of June 30, 2023, the Company employed a total of 69 employees. Of these employees, 17 are located overseas. The Company plans to continue expanding its offshore workforce to augment its analytics services offerings, expand its professional services and to provide additional programming resources. The employees are not represented by any labor union.

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

Our marketing strategy emphasizes sales of subscription-based services, instead of annual licenses, and using Spokes to connect to our Hubs. This strategy has resulted in the development of a foundation of retail and wholesale Hubs to which suppliers can be “connected”, thereby accelerating future growth. If, however, this marketing strategy fails, revenue and operations will be negatively affected. We had net income of $5,590,289 for the year ended June 30, 2023, compared to a net income of $4,003,095 for the year ended June 30, 2022. Although we generated a year over year increase in net income in the year ended June 30, 2023, there can be no assurance that we will achieve profitability in future periods. We cannot provide assurance that we will continue to generate revenue or have sustainable profits. If we do not operate profitably in the future, our current cash resources will be used to fund our operating losses. Continued losses would have an adverse effect on the long-term value of our Common Stock and any investment in the Company.

Our business is dependent upon the continued services of our founder and Chief Executive Officer, Randall K. Fields. Should we lose the services of Mr. Fields, our operations will be negatively impacted.

Our business is dependent upon the expertise and continued service of our founder and Chief Executive Officer, Randall K. Fields. Mr. Fields is essential to our operations. Accordingly, an investor must rely on Mr. Fields’ management decisions that will continue to control our business affairs. We currently maintain key man insurance on Mr. Fields’ life in the amount of $5,000,000; however, that coverage may not be adequate to compensate for the loss of his services. The loss of the services of Mr. Fields may have a materially adverse effect upon our business.

Quarterly and annual operating results may fluctuate, which makes it difficult to predict future performance.

Management expects a significant portion of our revenue stream to come from the sale of monthly subscriptions and professional services charged to new customers. These amounts will fluctuate and are uncertain because predicting future sales is difficult and involves speculation. In addition, we may potentially experience significant fluctuations in future operating results caused by a variety of factors, many of which are outside of our control, including:

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

We face threats from competing and emerging technologies that may affect our revenue growth and profitability, as well as competitors that are larger and have greater financial and operational resources that may give them an advantage in the market.

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

Our customers have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period. Our renewal rates may decline or fluctuate as a result of factors, including customer dissatisfaction with our service, customers’ ability to continue their operations and spending levels, consolidation, other competitive solutions, taking the process in-house, and deteriorating general economic conditions. If our customers do not renew their subscriptions for our service or reduce the level of service at the time of renewal, our revenue will decline, and our business will suffer.

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

Non-conformities or bugs (“errors”) may be found from time to time in our existing, new or enhanced products after commencement of commercial shipments, resulting in loss of revenue or injury to our reputation. In the past, we have discovered errors in our products and as a result, have experienced delays in the shipment of products. Errors in our products may be caused by defects in third-party software incorporated into our products. If so, we may not be able to fix these defects without the cooperation of these software providers. Because these defects may not be as significant to the software provider as they are to us, we may not receive the rapid cooperation that may be required. We may not have the contractual right to access the source code of third-party software, and even if we do have access to the code, we may not be able to fix the defect. In addition, our customers may use our service in unanticipated ways that may cause a disruption in service for other customers attempting to access their data. Since our customers use our products for critical business applications, any errors, defects or other performance problems could hurt our reputation and may result in damage to our customers’ business. If that occurs, we could lose future sales or customers may make warranty or other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation. Customers could also elect not to renew their subscription or delay or withhold payment to us. These potential scenarios, successful or otherwise, would likely be time-consuming and costly.

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

In September 2020, the FDA proposed a rule for Record Keeping for Food Traceability as part of the FSMA (“FSMA 204”), which was published in November 2022 and went into effect in January 2023.  FSMA 204 will apply to all foods on the FDA’s Food Traceability List.  In the event (i) FSMA 204 is postponed or delayed, (ii) modified to the extent of applicability of the rules of FSMA 204 to various food industry sectors, (iii) the penalties for violations of FSMA 204 are reduced or eliminated, or (iv) delay or failure by the industry to adopt practices in compliance with FSMA 204, in each case, could slow the adoption of our technology as a compliance tool for FSMA 204, which could have a material adverse effect on our business, results of operations, and financial condition.

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

Our articles of incorporation currently authorize the issuance of up to 30,000,000 shares of “blank check” Preferred Stock with designations, rights, and preferences as may be determined from time to time by our Board of Directors, of which 700,000 shares are currently designated as Series B Convertible Preferred Stock (“Series B Preferred”) and 550,000 shares are designated as Series B-1 Preferred Stock (“Series B-1 Preferred”). As of June 30, 2023, a total of 625,375 shares of Series B Preferred and 212,402 shares of Series B-1 Preferred were issued and outstanding.

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

Although we have recently declared quarterly cash dividends on our Common Stock, investors should consider the potential for us to terminate the payment of dividends as a factor when determining whether to invest in us.

Historically, we have not paid dividends on our Common Stock. Although we recently declared quarterly cash dividends on our Common Stock, in the future we may elect to retain earnings, if any, to finance the development and expansion of our business.  Our Board of Directors will determine our future dividend policy at their sole discretion, and future dividends will be contingent upon future earnings, if any, obligations of the stock issued, our financial condition, capital requirements, general business conditions and other factors. Future dividends may also be affected by covenants contained in loan or other financing documents, which we may execute in the future. Therefore, there can be no assurance that quarterly dividends will continue to be paid on our Common Stock.

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

PART II

ITEM 5.         MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Price History

Our Common Stock is traded on the NASDAQ Capital Market under the trading symbol “PCYG”. The following table sets forth the high and low sales prices of our Common Stock for the periods indicated:

	Quarterly Common Stock Price Ranges
	2023		2022
Fiscal Quarter Ended	High	Low	High	Low
September 30	$6.60	$4.31	$5.77	$4.81
December 31	$5.64	$4.57	$6.40	$4.90
March 31	$6.60	$4.83	$10.68	$5.12
June 30	$10.50	$6.24	$6.02	$4.06

Dividends

Outstanding shares of Series B Preferred and Series B-1 Preferred each accrue dividends at the rate per share of 7% per annum if paid by the Company in cash, and 9% per annum if paid by the Company in additional shares of Series B-1 Preferred. Dividends on the Series B Preferred and Series B-1 Preferred are payable quarterly.

During the year ended June 30, 2023, the Company paid a quarterly cash dividend of $0.015 per share of Common Stock for each of the quarters ended September 30, 2022, December 31, 2022, March 31, 2023 and June 30, 2023. We currently intend to continue to declare and pay a quarterly cash dividend on Common Stock equal to $0.015 per share ($0.06 per year) following our board of directors' periodic review of our financial condition and results of operations for each fiscal quarter. The dividend rate and the continued payment of dividends will depend upon our board of directors' consideration of a number of factors, including capital requirements, our financial condition and results of operations, statutory and regulatory limitations, tax considerations and general economic conditions. Although we have declared a quarterly dividend on our Common Stock, we may in the future discontinue the payment of quarterly dividends in the event we elect to retain future earnings, if any, for use in our operations and the expansion of our business.

Holders of Record

At June 30, 2023, there were 628 holders of record of our Common Stock with 18,309,051 shares issued and outstanding, 3 holders of Series B Preferred with 625,375 shares issued and outstanding, and 4 holders of Series B-1 Preferred with 212,402 shares issued and outstanding. The number of holders of record and shares of Common Stock issued and outstanding was calculated by reference to the books and records of the Company’s transfer agent.

Issuance of Securities

We issued shares of our Common Stock in unregistered transactions during fiscal year 2023. All of the shares of Common Stock issued in non-registered transactions were issued in reliance on Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and were reported in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K filed with the SEC during the fiscal year ended June 30, 2023. 16,430 shares of Common Stock were issued subsequent to June 30, 2023.

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

On August 31, 2021 our Board of Directors approved an increase of $4.0 million in the number of shares of Common Stock available to repurchase under the Share Repurchase Program, and on May 10, 2022, our Board of Directors approved an increase of $9.0 million in the number of shares of Common Stock available to repurchase under the Share Repurchase Program, bringing the total number of Common Stock authorized to repurchase under the Share Repurchase Program as of June 30, 2023 to $21.0 million.

Since inception of the Share Repurchase Program through June 30, 2023, a total of 1,945,666 shares of Common Stock have been repurchased at an average purchase price of $5.91, resulting in $9,507,781 remaining available to repurchase under the current Share Repurchase Program. From time-to-time, our Board of Directors may authorize further increases to our Share Repurchase Program. In addition, the Share Repurchase Program may also be suspended for periods of time or discontinued at any time, at the Board’s discretion.

The following table provides information about repurchases of our Common Stock registered pursuant to Section 12 of the Exchange Act, during the years ended June 30, 2023 and 2022:

Period (1)	Total Number of Shares Purchased by Period	Average Price Paid Per Share	Dollars Expended by Period Under the Plans or Programs	Remaining Amount Available for Future Share Repurchases Under the Plans or Programs

Year Ended June 30, 2022:
July 1, 2021 – September 30, 2021	7,600	$5.43	$41,276	$7,909,609
October 1, 2021 – December 31, 2021	244,552	$5.85	$1,429,697	$6,479,912
January 1, 2022 – March 31, 2022	538,376	$6.95	$3,741,477	$2,738,435
April 1, 2022 – June 30, 2022	192,747	$4.78	$921,331	$10,817,104
Year Ended June 30, 2023:
July 1, 2022 – September 30, 2022	20,859	$4.97	$103,657	$10,713,447
October 1, 2022 – December 31, 2022	88,741	$5.05	$448,266	$10,265,181
January 1, 2023 – March 31, 2023	74,150	$5.79	$429,271	$9,835,910
April 1, 2023 – June 30, 2023	47,847	$6.86	$328,129	$9,507,781

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

ITEM 6.	SELECTED FINANCIAL DATA

The disclosures in this section are not required because we qualify as a smaller reporting company under federal securities laws.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Park City Group, Inc., a Nevada corporation (“Park City Group”, “we”, “us”, “our” or, the “Company”) is a Software-as-a-Service (“SaaS”) provider, and the parent company of ReposiTrak, Inc. a Utah corporation (“ReposiTrak”), a business-to-business (“B2B”) e-commerce, compliance, and supply chain management platform company that partners with retailers, wholesalers, and product suppliers to help them source, vet, and transact with their suppliers in order to accelerate sales, control risks, and improve supply chain efficiencies. The Company’s fiscal year ends on June 30. References to fiscal 2023 refer to the fiscal year ended June 30, 2023, and references to fiscal 2022 refer to the fiscal year ended June 30, 2022.

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

Available-for-Sale Debt Investments

We classify our investments in fixed income securities as available-for-sale debt investments. Our available-for-sale debt investments primarily consist of U.S. government, U.S. government agency, non-U.S. government and agency, corporate debt, U.S. agency mortgage-backed securities, commercial paper and certificates of deposit. These available-for-sale debt investments are primarily held in the custody of a major financial institution. A specific identification method is used to determine the cost basis of available-for-sale debt investments sold. These investments are recorded in the Consolidated Balance Sheets at fair value. Unrealized gains and losses on these investments are included as a separate component of accumulated other comprehensive income (“AOCI”). We classify our investments as current based on the nature of the investments and their availability for use in current operations.

Impairment Consideration of Investments

For our available-for-sale debt securities in an unrealized loss position, we determine whether a temporary or permanent credit loss exists. In this assessment, which requires judgment, among other factors, we consider the extent to which the fair value is less than the amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If factors indicate a permanent credit loss exists, an allowance for credit loss is recorded to other income (loss), net, limited by the amount that the fair value is less than the amortized cost basis. The amount of fair value change relating to all other factors will be recognized in other comprehensive income (“OCI”).

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

Results of Operations – Fiscal Years Ended June 30, 2023 and 2022

Revenue

	Year Ended June 30, 2023	$ Change	% Change	Year Ended June 30, 2022
Revenue	$19,098,910	$1,051,969	6%	$18,046,941

During the fiscal year ended June 30, 2023, the Company had revenue of $19,098,910 as compared to $18,046,941 for the year ended June 30, 2022, an increase of 6%. The increase in revenue during the period was due to revenue growth in subscription, services and other recurring revenue in all areas of the business, particularly compliance and supply chain. This is the result of growing industry and consumer concern of food contaminations and food safety hazards whether biological, chemical, physical, or allergenic. The risks have elevated regulatory requirements, documentation requisites, and principally “where does your food come from?” transparency on grocery retailers and their suppliers.  As more and more retailers, wholesalers and distributors adopt the risk concerns and disclosure requirements, the Company has seen a rising demand for its services.

During fiscal 2022, as COVID-19 disrupted supply chains and generated shortages in products, our ability to source hard to find items for our customers resulted in increased revenue attributable to MarketPlace. These products largely consisted of personal protective equipment (“PPE”) which includes nitrile gloves, masks, freezers and telecommunication equipment. While the Company experienced a significant increase in MarketPlace revenue for PPE during the height of COVID-19, it is uncertain what or if any demand for PPE will continue in fiscal 2024. As a result, we may experience significant swings in MarketPlace revenue as the pandemic continues to abate.

Although no assurances can be given, we continue to focus our sales efforts on marketing our software services on a recurring subscription basis and placing less emphasis on transactional revenue, including MarketPlace revenue. However, we believe there will continue to be a small percentage of customers that will require buying a particular service outright (i.e., a license). We will continue to make our best effort to reduce this non-recurring transactional revenue when we are able.

Cost of Services and Product Support

	Year Ended June 30, 2023	$ Change	% Change	Year Ended June 30, 2022
Cost of service and product support	$3,309,345	$122,633	4%	$3,186,712
Percent of total revenue	17%			18%

Cost of services and product support was $3,309,345 or 17% of total revenue, and $3,186,712 or 18% of total revenue for the years ended June 30, 2023 and 2022, respectively, an increase of 4%. This increase is primarily the result of (1) increased salary and IT support and maintenance costs. Given the rise in cyber-attacks around the globe, we continue to expand our cyber security infrastructure which includes expenditures on; (1) identification (2) protection (3) detection (4) response, and, (5) recovery. We increased spending by $72,112 in the areas of detection, response and recovery during the period.

Sales and Marketing Expense

	Year Ended June 30, 2023	$ Change	% Change	Year Ended June 30, 2022
Sales and marketing	$4,933,405	$79,479	2%	$4,853,926
Percent of total revenue	26%			27%

The Company’s sales and marketing expense was $4,933,405, or 26% of total revenue, as compared to $4,853,926, or 27% of total revenue, for the fiscal years ended June 30, 2023 and 2022, respectively, an increase of 2%. This increase in sales and marketing expense is primarily due to an increase in trade show expense, investment in FSMA 204 traceability marketing, and higher sales travel expense. As the pandemic continues to abate, many customers and prospects are returning to the “new normal” requiring in person meetings. The largest contributor to the increase in sales and marketing expense has been an increase in travel cost and trade shows. We believe this trend will continue as many of our trading partners, industry associations will continue to require our assistance in addressing their compliance and supply chain needs “in-person.”  Given the complexity of FSMA 204 requirements, our customers require additional assistance in evaluating their locations for onboarding.  In many cases, this requires multiple onsite meetings with distribution centers, warehouse operations, and store locations.

General and Administrative Expense

	Year Ended June 30, 2023	$ Change	% Change	Year Ended June 30, 2022
General and administrative	$4,685,783	$(30,348)	-1%	$4,716,131
Percent of total revenue	25%			26%

The Company’s general and administrative expense was $4,685,783, or 25% of total revenue, and $4,716,131 or 26% of total revenue for the years ended June 30, 2023 and 2022, respectively, a decrease of 1%. The decrease in general and administrative expense is primarily due to a refund of payroll taxes associated with the Employee Retention Credit (“ERC”). The ERC is a refund or certain payroll taxes for businesses that continued to pay employees while shut down temporarily due to the COVID-19 pandemic or had significant declines in gross receipts. During fiscal 2023, the Company received approximately $1.175 million in payroll tax refunds, net of fees.  The ERC refund was offset by increases in bad debt expense, increase costs of benefits for employees, and higher payroll costs due to a tight labor market.

Depreciation and Amortization Expense

	Year Ended June 30, 2023	$ Change	% Change	Year Ended June 30, 2022
Depreciation and amortization	$1,079,799	$204,248	23%	$875,551
Percent of total revenue	6%			5%

The Company’s depreciation and amortization expense was $1,079,799 and $875,551 for the years ended June 30, 2023 and 2022, respectively, an increase of 23%. This increase is due to additional assets acquired in fiscal year 2023. As previously stated in Cost of Services and Product Support, we expend resources on both services and technology infrastructure.  Historically, we spend between $250-$500k per annum on updating our hardware and cybersecurity infrastructure.  During the period, we expended an additional $327,323 on hardware and software for both our Murray, UT datacenter and our Las Vegas data center to further provide redundancy and bolster our technology infrastructure to defend against cyber-attacks.

Other Income and Expense

	Year Ended June 30, 2023	$ Change	% Change	Year Ended June 30, 2022
Net other income and (expense)	$821,082	$1,102,640	392%	$(281,558)
Percent of total revenue	4%			2%

Net other income was $821,082 compared to net other expense of $281,558 for the years ended June 30, 2023 and 2022, respectively. Other income increased due to (1) an increase in interest income due to rising interest rates on fixed income instruments on excess cash; and (2) offset by realized losses of certain short-term investments held in U.S. treasuries and other securities that occurred in prior fiscal year. Although rising interest rates provided additional interest income, the Company recognized a decline in its bond portfolio and other fixed income instruments on excess cash. The Company has zero bank debt.  However, the Company does recognize interest expense associated with employee credit cards and financing arrangements due to leases or other payment arrangements.

Preferred Dividends

	Year Ended June 30, 2023	$ Change	% Change	Year Ended June 30, 2022
Preferred dividends	$586,444	$-	-%	$586,444
Percent of total revenue	3%			3%

Dividends accrued on the Company’s Series B Preferred and Series B-1 Preferred was $586,444 and $586,444 for the years ended June 30, 2023 and 2022, respectively. Dividends remained flat in the comparable periods.

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

	As of		Variance
	June 30, 2023	June 30, 2022	Dollars	Percent
Cash and cash equivalents	$23,990,879	$21,460,948	$2,529,931	12%

We have historically funded our operations with cash from operations, equity financings, and borrowings from our existing line of credit with U.S. Bank N.A., which was revised on October 6, 2021 and again in 2022.

Cash was $23,990,879 and $21,460,948 at June 30, 2023 and 2022, respectively. This 12% increase is principally the result of (1) sales growth, (2) collections of accounts receivable, (3) offset by paying down over $2.6 million of our existing line of credit, and (3) the purchase of common stock under our existing buyback plan, and (4) payment of dividends on both the preferred stock and common stock.   Cash was also impacted by lower overall cash operating expense, receiving cash in advance on subscriptions, and the previously disclosed $1.1 million received in conjunction with the ERC.

Net Cash Flows from Operating Activities

	Year Ended June 30, 2023	$ Change	% Change	Year Ended June 30, 2022
Cash provided by operating activities	$8,860,019	$2,758,402	45%	$6,101,617

Net cash provided by operating activities is summarized as follows:

	Year Ended June 30, 2023	Year Ended June 30, 2022
Net income	$5,590,289	$4,003,095
Noncash expense and income, net	2,828,231	2,329,260
Net changes in operating assets and liabilities	441,499	(230,738)
	$8,860,019	$6,101,617

Net cash provided by operating activities for the year ended June 30, 2023 was $8,860,019 compared to net cash provided by operating activities of $6,101,617 for the year ended June 30, 2022. Net cash provided by operating activities increased 45% due largely to (1) higher revenue and collection of monthly subscription fees paid annually in advance, (2) collection of outstanding receivables, (3) an increase in prepaids and other assets and (3) an increase in deferred revenue offset by a decrease in accounts payable. Noncash expense increased by $498,971 for the year ended June 30, 2023 compared to the year ended June 30, 2022 as a result of increased depreciation and amortization of certain assets and an increase in bad debt expense.

Net Cash Flows Used in Investing Activities

	Year Ended June 30, 2023	$ Change	% Change	Year Ended June 30, 2022
Cash provided by (used in) investing activities	$(903,187)	$2,226,449	168%	$1,323,262

Net cash used in investing activities for the year ended June 30, 2023 was $903,187 compared to net cash provided by investing activities of $1,323,262 for the year ended June 30, 2022. This increase in cash used in investing activities for the year ended June 30, 2023 was due to the sale of property and equipment in prior fiscal year and the capitalization of software costs incurred in development of the ReposiTrak Traceability Network® (“RTN”).

Net Cash Flows from Financing Activities

	Year Ended June 30, 2023	$ Change	% Change	Year Ended June 30, 2022
Cash used in financing activities	$(5,426,901)	$(4,607,352)	-46%	$(10,034,253)

Net cash used in financing activities totaled $5,426,901 for the year ended June 30, 2023 compared to net cash used in financing activities of $10,034,253 for the year ended June 30, 2022. The decrease in net cash used in financing activities is primarily attributable to the $2.6 million payoff of our line of credit arrangement with a bank in prior fiscal year and the purchase of stock under the Share Repurchase Program. This was partially offset with the quarterly payment of cash dividends on common stock declared in prior fiscal year.

Liquidity and Working Capital

At June 30, 2023, the Company had positive working capital of $23,042,199, as compared with positive working capital of $20,485,875 at June 30, 2022. This $2,556,324 increase in working capital is primarily due to a decrease in liability as a result of the payoff of a financing arrangement with a bank. Cash and cash equivalents also increased due to higher sales, cash-in-advance customers, higher rate of return on excess capital and the receipt of the previously disclosed $1.1 million in conjunction of the ERC.

	As of June 30,	As of June 30,	Variance
	2023	2022	Dollars	Percent
Current assets	$27,274,620	$26,582,709	$691,911	3%

Current assets as of June 30, 2023 totaled $27,274,620, an increase of $691,911, as compared to $26,582,709 as of June 30, 2022. The increase in current assets is primarily attributable to a net increase in cash and cash equivalents offset with a decrease in contract assets and prepaid expense of $1,195,839 and a decrease in accounts receivable of $642,181.

	As of June 30,	As of June 30,	Variance
	2023	2022	Change	Percent
Current liabilities	$4,232,421	$6,096,834	$(1,864,413)	-31%

Current Ratio	6.44	4.36	2.08	48%

Current liabilities totaled $4,232,421 as of June 30, 2023 as compared to $6,096,834 as of June 30, 2022. The decrease in current liabilities is primarily attributable to the corresponding payoff of $2.6 million in our line of credit. As of June 30, 2023, the Company has zero bank debt.

On October 6, 2021, the Company and the Bank executed the Credit Agreement, with an effective date of September 30, 2021 which is amended annually to reflect the needs of the Company.

The Credit Agreement replaces the Company’s prior $6.0 million Revolving Credit Agreement and Stand-Alone Revolving Note between the Company and the Bank, as amended and revised on January 9, 2019, and provides the Company with a $10.0 million revolving line of credit that matures on March 31, 2023.

On April 28, 2023, the Company and the Bank executed an Amendment to the existing $10.0 million Credit Agreement, with an effective date of March 31, 2023. The new amendment provisions to the existing $10 million facility are (1) the Company will increase its liquidity requirement from $10 million to $12 million. Currently the Company maintains over $22 million in cash and a current ratio of over 6:1. (2) Draws on the facility accrue interest at the annual rate equal to 1.75% plus the one-month SOFR rate instead of the previous LIBOR rate. As of June 30, 2023, the balance of the facility was zero. The Company has zero bank debt.

Furthermore, the Credit Agreement contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. Among other things, the Company must maintain liquid assets equal to $12 million and maintain a Senior Funded Debt (as defined in the Credit Agreement) to EBITDA Ratio (as defined in the Credit Agreement) of not more than 3:1.

While no assurances can be given, management currently believes that the Company will continue to increase its cash flow from operations and working capital position in subsequent periods. The Company’s increase in anticipated cash flow from operations and working capital position is expected to be offset by the use of cash required to fund the Company’s quarterly cash dividends of $0.015 per share, announced on September 28, 2022, December 30, 2022, February 10, 2023, March 21, 2023, June 20, 2023 and September 19, 2023, as well as the  redemption and retirement of the Company’s Series B Convertible Preferred Stock and Series B-1 Preferred Stock (together, the “Preferred Stock”) for their stated value, or $10.70 for each share of Preferred Stock, resulting in an aggregate purchase price of $8,964,214 (the “Preferred Redemption”).  The Preferred Redemption is to occur over the next three years from September 12, 2023. The Company believes it will have adequate cash resources to fund its operations, satisfy its debt obligations, and fund its anticipated quarterly cash dividends and Preferred Redemption for at least the next 12 months.

Contractual Obligations

Total contractual obligations and commercial commitments as of June 30, 2023 are summarized in the following table:

	Operating Leases	Financing Leases
Less than 1Year	$73,291	$234,117
1-3 Years	153,245	210,345
3-5 Years	134,536	-
Total lease payments	361,072	444,462
Less imputed interest	(39,254)	(19,168)
Total	$321,818	$425,294

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2023. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of June 30, 2023, based on the framework and criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2023.

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

The information required by this item will be incorporated by reference from Park City Group, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2023 (the “Proxy Statement”).

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

10.16

Revolving Credit Note and Revolving Credit Agreement, dated September 30, 2021, between Park City Group, Inc., and U.S. Bank National Association. (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 12, 2021).

10.17

Addendum to Revolving Credit Agreement, dated September 30, 2021, between Park City Group, Inc., and U.S. Bank National Association. (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 12, 2021).

10.18

Employment Agreement by and between Park City Group, Inc. and John Merrill, dated September 6, 2022 (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 8, 2022).

14.1	Code of Ethics and Business Conduct (Incorporated by reference from the Company’s Annual Report Form 10-KSB for the period ended June 30, 2008, dated September 29, 2008).
21	List of Subsidiaries (Incorporated by reference from the Company’s Annual Report on Form 10-K for the period ended June 30, 2017, dated September 13, 2017).
23.1	Consent of Haynie & Company, dated September 28, 2023*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK CITY GROUP, INC.
(Registrant)

Date: September 28, 2023	By:	/s/ Randall K. Fields
Principal Executive Officer,
Chair of the Board and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall K. Fields	Chair of the Board and Director,	September 28, 2023
Randall K. Fields	Chief Executive Officer
(Principal Executive Officer)

/s/ John Merrill	Chief Financial Officer	September 28, 2023
John Merrill	(Principal Financial Officer &
Principal Accounting Officer)

/s/ Robert W. Allen	Director, and Compensation	September 28, 2023
Robert W. Allen	Committee Chair

/s/ Peter J. Larkin	Director	September 28, 2023
Peter J. Larkin

/s/ Ronald C. Hodge	Director, and Audit Committee Chair	September 28, 2023
Ronald C. Hodge

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Park City Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Park City Group, Inc. (the Company) as of June 30, 2023, and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition – Multiple Element Arrangements

Description of the Matter:

The Company recognized approximately $19 million in revenue during the year ended June 30, 2023. As discussed in Note 2 to the financial statements, the Company enters into several different types of revenue arrangements that often consist of multiple performance obligations. Management must use judgment to determine the appropriate value and allocation of revenue to these performance obligations.

Auditing management’s assumptions and judgments can be complex, involves judgment, and requires a thorough understanding of the Company’s various revenue streams.

How We Addressed the Matter in Our Audit:

We obtained and reviewed documentation to support the revenue recognition criteria. We tested performance obligations by reviewing the underlying contracts, evaluating management’s determination of the method and timing of measuring revenue, and testing management’s allocation of revenue to the performance obligations. Lastly, we tested the design and operating effectiveness of internal controls over the revenue cycle as well as the Information Technology General Controls around the revenue cycle.

Haynie & Company Salt Lake City, Utah September 28, 2023 PCAOB ID Number 457

We have served as the Company’s auditor since 2016.

PARK CITY GROUP, INC.

Consolidated Balance Sheets

	June 30, 2023	June 30, 2022
Assets
Current Assets
Cash	$23,990,879	$21,460,948
Receivables, net of allowance for doubtful accounts of $170,103 and $206,093 at June 30, 2023 and 2022, respectively	2,523,019	3,165,200
Contract asset – unbilled current portion	186,959	649,433
Prepaid expense and other current assets	573,763	1,307,128
Total Current Assets	27,274,620	26,582,709

Property and equipment, net	986,300	764,517

Other Assets:
Deposits and other assets	22,414	22,414
Prepaid expense – less current portion	36,282	82,934
Contract asset – unbilled long-term portion	108,052	108,052
Operating lease – right-of-use asset	310,796	368,512
Customer relationships	262,800	394,200
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	698,281	114,488
Total Other Assets	22,322,511	21,974,486

Total Assets	$50,583,431	$49,321,712

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$431,387	$690,638
Accrued liabilities	1,620,000	1,206,284
Contract liability – deferred revenue	1,903,001	1,555,143
Lines of credit	-	2,590,907
Operating lease liability – current	58,771	53,862
Notes payable and financing leases – current	219,262	-
Total current liabilities	4,232,421	6,096,834

Long-term liabilities
Operating lease liability – less current portion	263,047	321,818
Notes payable and financing leases – less current portion	206,032	-
Total liabilities	4,701,500	6,418,652

Commitments and contingencies

Stockholders’ equity:
Preferred Stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 625,375 shares issued and outstanding at June 30, 2023 and 2022;	6,254	6,254
Series B-1 Preferred, 550,000 shares authorized; 212,402 shares issued and outstanding at June 30, 2023 and 2022, respectively	2,124	2,124
Common Stock, $0.01 par value, 50,000,000 shares authorized; 18,309,051 and 18,460,538 issued and outstanding at June 30, 2023 and 2022, respectively	183,093	184,608
Additional paid-in capital	67,732,887	68,653,361
Accumulated deficit	(22,042,427)	(25,943,287)
Total stockholders’ equity	45,881,931	42,903,060
Total liabilities and stockholders’ equity	$50,583,431	$49,321,712

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended June 30,
	2023	2022

Revenue	$19,098,910	$18,046,941

Operating expense:
Cost of revenue and product support	3,309,345	3,186,712
Sales and marketing	4,933,405	4,853,926
General and administrative	4,685,783	4,716,131
Depreciation and amortization	1,079,799	875,551
Total operating expense	14,008,332	13,632,320

Income from operations	5,090,578	4,414,621

Other income (expense):
Interest income	821,777	199,124
Interest expense	(60,990)	(44,307)
Realized loss on short term investments	-	(347,645)
Unrealized loss on short term investments	(9,752)	-
Other gain (loss)	70,047	(88,730)
Income before income taxes	5,911,660	4,133,063

(Provision) for income taxes	(321,371)	(129,968)
Net income	5,590,289	4,003,095

Dividends on Preferred Stock	(586,444)	(586,444)

Net income applicable to common shareholders	$5,003,845	$3,416,651

Weighted average shares, basic	18,406,000	19,087,000
Weighted average shares, diluted	18,766,000	19,380,000
Basic earnings per share	$0.27	$0.18
Diluted earnings per share	$0.27	$0.18

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2021	625,375	$6,254	212,402	$2,124	19,351,935	$193,522	$74,298,924	$(29,359,938)	$45,140,886

Stock issued for:
Accrued compensation	-	-	-	-	66,775	668	383,571	-	384,239
Cash	-	-	-	-	25,103	251	108,926	-	109,177
Preferred Dividends-Declared	-	-	-	-	-	-	-	(586,444)	(586,444)
Stock Buyback	-	-	-	-	(983,275)	(9,833)	(6,138,060)	-	(6,147,893)
Net income	-	-	-	-	-	-	-	4,003,095	4,003,095
Balance, June 30, 2022	625,375	$6,254	212,402	$2,124	18,460,538	$184,608	$68,653,361	$(25,943,287)	$42,903,060

Stock issued for:
Accrued compensation	-	-	-	-	55,463	555	294,052	-	294,607
Cash	-	-	-	-	24,647	246	92,481	-	92,727
Preferred Dividends-Declared	-	-	-	-	-	-	-	(586,444)	(586,444)
Common Stock Dividends - Declared	-	-	-	-	-	-	-	(1,102,985)	(1,102,985)
Stock Buyback	-	-	-	-	(231,597)	(2,316)	(1,307,007)	-	(1,309,323)
Net income	-	-	-	-	-	-	-	5,590,289	5,590,289
Balance, June 30, 2023	625,375	$6,254	212,402	$2,124	18,309,051	$183,093	$67,732,887	$(22,042,427)	$45,881,931

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$5,590,289	$4,003,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,079,799	875,551
Amortization of operating right of use asset	57,716	326,858
Stock compensation expense	390,716	422,101
Bad debt expense	1,300,000	621,667
Gain on disposal of assets	-	(24,737)
Loss on sale of property and equipment	-	107,820
(Increase) decrease in:
Trade receivables	(195,345)	412,502
Long-term receivables, prepaids and other assets	559,009	(527,126)
(Decrease) increase in:
Accounts payable	(259,251)	223,444
Operating lease liability	(53,862)	(319,690)
Accrued liabilities	43,090	180,330
Deferred revenue	347,858	(200,198)
Net cash provided by operating activities	8,860,019	6,101,617

Cash flows from investing activities:
Sale of property and equipment	-	1,374,085
Purchase of property and equipment	(133,944)	(50,823)
Capitalization of software development costs	(769,243)	-
Net cash (used in) provided by investing activities	(903,187)	1,323,262

Cash flows from financing activities:
Net (decrease) increase in lines of credit	(2,590,907)	(3,409,093)
Common stock buy-back/retirement	(1,309,323)	(6,147,893)
Proceeds from employee stock plan	92,727	109,177
Dividends paid	(1,414,912)	(586,444)
Payments on notes payable and capital leases	(204,486)	-
Net cash used in financing activities	(5,426,901)	(10,034,253)

Net (decrease) increase in cash and cash equivalents	2,529,931	(2,609,374)

Cash and cash equivalents at beginning of period	21,460,948	24,070,322
Cash and cash equivalents at end of period	$23,990,879	$21,460,948

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$296,484	$185,068
Cash paid for interest	$59,081	$45,777
Cash paid for operating leases	$71,157	$105,084

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Common Stock to pay accrued liabilities	$294,607	$384,239
Dividends accrued on Preferred Stock	$586,444	$586,444

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2023 and June 30, 2022

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

The Company had one customer that accounted for greater than 10% of accounts receivable at June 30, 2023. The customer had a balance of $962,300 and $962,300 for June 30, 2023 and June 30, 2022, respectively.

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

Depreciation and Amortization

Depreciation and amortization of property and equipment is computed using the straight-line method based on the following estimated useful lives:

	Years
Furniture and fixtures	5	-	7
Computer equipment		3
Equipment under capital leases		3
Long-term use equipment		10
Leasehold improvements	See below

Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful life of the improvements.

Amortization of intangible assets are computed using the straight-line method based on the following estimated useful lives:

Years
Customer relationships	10
Acquired developed software	5
Developed software	3
Goodwill	See below

Goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Other intangible assets are amortized over their useful lives.

Warranties

The Company offers a limited warranty against software defects. Customers who are not completely satisfied with their software purchase may attempt to be reimbursed for their purchases outside the warranty period. For the years ending June 30, 2023 and 2022, the Company did not incur any expense associated with warranty claims.

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in current and other assets in our consolidated balance sheets and primarily relate to unbilled amounts on fixed-price contracts utilizing the output method of revenue recognition. The table below shows movements in contract assets:

Contract assets
Balance – June 30, 2022	$757,485
Revenue recognized during the period but not billed	10,000
Amounts reclassified to accounts receivable	(442,001)
Other	(30,473)
Balance – June 30, 2023	$295,011 (1)

(1)	Contract asset balances for June 30, 2023 include a current and a long-term contract asset of $186,959 and $108,052, respectively.

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

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period:

Contract liability
Balance – June 30, 2022	$1,555,143
Amounts billed but not recognized as revenue	1,903,001
Revenue recognized related to the opening balance of deferred revenue	(1,555,143)
Balance – June 30, 2023	$1,903,001

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

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by contract-type. All revenues for the years ending June 30, 2023 and 2022 were generated from sales in North America. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market and other economic factors:

	Year Ended, June 30
	2023	2022	Chg $	Chg %
Recurring – Subscription, Support and Services	$19,028,993	$17,857,666	$1,171,327	7%
Non – Recurring – Services	69,917	81,021	(11,104)	-14%
Transaction Based	-	108,254	(108,254)	-100%
Total	$19,098,910	$18,046,941	$1,051,969	6%

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

Advertising Costs

Advertising is expensed as incurred. Advertising costs were approximately $20,735 and $22,673 for the years ended June 30, 2023 and 2022, respectively.

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

For the year ended June 30, 2023, warrants to purchase 1,085,068 shares of Common Stock were included in the computation of Diluted EPS, and warrants to purchase 23,737 shares of Common Stock were excluded the computation of Diluted EPS due to the anti-dilutive effect. For the year ended June 30, 2022, warrants to purchase 1,085,068 shares of Common Stock were included in the computation of Diluted EPS, and warrants to purchase 23,737 shares of Common Stock were excluded the computation of Diluted EPS due to the anti-dilutive effect. Warrants to purchase shares of Common Stock were outstanding at prices ranging $4.00 from to $10.00 per share at June 30, 2023.

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Year ended June 30,
	2023	2022
Numerator
Net income applicable to common shareholders	$5,003,845	$3,416,651

Denominator
Weighted average common shares outstanding, basic	18,406,000	19,087,000
Warrants to purchase Common Stock	360,000	293,000

Weighted average common shares outstanding, diluted	18,766,000	19,380,000

Net income per share
Basic	$0.27	$0.18
Diluted	$0.27	$0.18

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

Available-for-Sale Debt Investments

We classify our investments in fixed income securities as available-for-sale debt investments. Our available-for-sale debt investments primarily consist of U.S. government, U.S. government agency, non-U.S. government and agency, corporate debt, U.S. agency mortgage-backed securities, commercial paper and certificates of deposit. These available-for-sale debt investments are primarily held in the custody of a major financial institution. A specific identification method is used to determine the cost basis of available-for-sale debt investments sold. These investments are recorded in the Consolidated Balance Sheets at fair value. Unrealized gains and losses on these investments are included as a separate component of accumulated other comprehensive income (“AOCI”). We classify our investments as current based on the nature of the investments and their availability for use in current operations.

Impairment Consideration of Investments

For our available-for-sale debt securities in an unrealized loss position, we determine whether a temporary or permanent credit loss exists. In this assessment, which requires judgment, among other factors, we consider the extent to which the fair value is less than the amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If factors indicate a permanent credit loss exists, an allowance for credit loss is recorded to other income (loss), net, limited by the amount that the fair value is less than the amortized cost basis. The amount of fair value change relating to all other factors will be recognized in other comprehensive income (“OCI”).

NOTE 3.	RECEIVABLES

Accounts receivable consist of the following at June 30:

	2023	2022
Accounts receivable	$2,693,122	$3,371,293
Allowance for doubtful accounts	(170,103)	(206,093)
	$2,523,019	$3,165,200

Accounts receivable consist of trade accounts receivable and unbilled amounts recognized as revenue during the year for which invoicing occurs subsequent to year-end. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

NOTE 4.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following at June 30:

	2023	2022
Computer equipment	$2,611,309	$2,477,531
Furniture and equipment	180,976	180,976
Leased equipment	629,947	-
Leasehold improvements	681,314	681,314
	4,103,546	3,339,821
Less accumulated depreciation and amortization	(3,117,246)	(2,575,304)
	$986,300	$764,517

Depreciation expense for the years ended June 30, 2023 and 2022 was $541,942 and $418,332, respectively.

NOTE 5.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following at June 30:

	2023	2022
Capitalized software costs	$3,678,289	$2,909,044
Less accumulated amortization	(2,980,008)	(2,794,556)
	$698,281	$114,488

Amortization expense for the years ended June 30, 2023 and 2022 was $185,452 and $57,244, respectively.

NOTE 6.	ACQUISITION RELATED INTANGIBLE ASSETS, NET

Customer relationships consist of the following at June 30:

	2023	2022
Customer relationships	$5,537,161	$5,537,161
Less accumulated amortization	(5,274,361)	(5,142,961)
	$262,800	$394,200

Amortization expense for the years ended June 30, 2023 and 2022 was $131,400 and $131,400, respectively.

NOTE 7.	ACCRUED LIABILITIES

Accrued liabilities consist of the following at June 30:

	2023	2022
Accrued stock-based compensation	$387,044	$379,176
Accrued compensation and other liabilities	682,901	576,645
Accrued taxes	131,178	106,103
Accrued dividends	418,877	144,360
	$1,620,000	$1,206,284

NOTE 8.	LINE OF CREDIT

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

On April 28, 2023, the Company and the Bank executed an Amendment to the Credit Agreement, with an effective date of March 31, 2023. The new amendment provisions to the existing $10 million facility are: (1) the Company will increase its liquidity requirement from $10 million to $12 million. Currently the Company maintains over $22 million in cash and a current ratio of over 6:1; and (2) Draws on the facility accrue interest at the annual rate equal to 1.75% plus the one-month SOFR rate instead of the previous LIBOR rate. As of June 30, 2023, the balance of the facility was zero. The Company has zero bank debt.

Furthermore, the Credit Agreement contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. Among other things, the Company must maintain liquid assets equal to $12 million and maintain a Senior Funded Debt (as defined in the Credit Agreement) to EBITDA Ratio (as defined in the Credit Agreement) of not more than 3:1.

NOTE 9.	DEFERRED REVENUE

Deferred revenue consisted of the following at June 30:

	2023	2022
Subscription	$1,543,455	$1,188,003
Other	359,546	367,140
	$1,903,001	$1,555,143

NOTE 10.	INCOME TAXES

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

Net deferred tax liabilities consist of the following components at June 30:

	2023	2022
Deferred tax assets:
NOL carryover	$9,539,700	$11,506,800
Capital loss carryover	38,600	-
Allowance for bad debts	44,200	53,600
Accrued expenses	199,000	182,400
Operating lease ROU	1,000	-
Depreciation	(247,500)	(653,900)
Amortization	(932,100)	(809,800)

Valuation allowance	(8,642,900)	(10,279,100)
Net deferred tax asset	$-	$-

The income tax provision differs from the amounts of income tax determined by applying the US federal income tax rate to pretax income from continuing operations for the years ended June 30, 2023 and 2022 due to the following:

	2023	2022

Book income	$1,453,475	$1,036,124
Stock for services	15,824	3,559
Change in accrual	16,586	105,178
Life insurance	14,933	17,626
Meals and entertainment	844	514
Change in allowance	(9,357)	(7,436)
Change in depreciation	(181,879)	(33,288)
Unrealized gain	2,536	13,383
Operating lease ROU	1,002	-
Excess	-	353,201
Capital loss carryover	-	(38,622)
NOL utilization	(1,313,964)	(1,450,239)
Valuation allowance	-	-
	$-	$-

At June 30, 2023, the Company had net operating loss carryforwards of approximately $36,691,234 that may be offset against past and future taxable income from the year 2023 forward. A significant portion of the net operating loss carryforwards began to expire in 2019. No tax benefit has been reported in the June 30, 2023 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. In January of 2009 the Company acquired Prescient Applied Intelligence, Inc. which had significant net operating loss carryforwards. Due to the change in ownership, Prescient’s net operating loss carryforwards may be limited as to use in future years. The limitation will be determined on a year-to-year basis. In June of 2015 the Company acquired ReposiTrak, which had significant net operating loss carryforwards. Due to the change in ownership, ReposiTrak’s net operating loss carryforwards may be limited as to use in future years. The limitation will be determined on a year-to-year basis.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of June 30, 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before June 30, 2020.

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

Minimum future payments, including principal and interest, under the non-cancelable capital leases are as follows:

Year ending June 30:
2024	$73,291
2025	$49,291

From time to time the Company may enter into or exit from diminutive operating lease agreements for equipment such as copiers, temporary back up servers, etc. These leases are not of a material amount and thus will not in the aggregate have a material adverse effect on our business, financial condition, results of operation or liquidity.

NOTE 12.	EMPLOYEE BENEFIT PLAN

The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 18 are eligible to participate. The Company, at its discretion, may match employee’s contributions at a percentage determined annually by the Board of Directors. The Company does not currently match contributions. There were no expenses for the years ended June 30, 2023 and 2022.

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

During the years ended June 30, 2023 and 2022 the Company issued 38,291 and 59,988 shares to its directors and 43,523 and 31,890 shares to employees and consultants, respectively, under the Amended 2011 Plan. The Company, under its Share Repurchase Program, repurchased 231,597 and 983,275 shares of its Common Stock during the years ended June 30, 2023 and 2022, respectively. Those shares were cancelled and returned to authorized but unissued shares. The Company holds no treasury stock. Vested and issued shares under the Amended 2011 plan for the fiscal year ending June 30, 2023 and June 30, 2022 totaling 25,995 and 16,480, respectively, are included in the roll-forward of restricted stock units below.

Restricted Stock Units

	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at July 1, 2021	841,316	5.34
Granted	98,192	5.54
Vested and issued	(16,480)	6.36
Forfeited	(16,873)	5.35
Outstanding at June 30, 2022	906,155	5.34
Granted	61,859	5.02
Vested and issued	(25,995)	5.77
Forfeited	(34,568)	5.52
Outstanding at June 30, 2023	907,451	5.30

The number of restricted stock units outstanding at June 30, 2023 includes 35,054 units that have vested but for which shares of Common Stock had not yet been issued pursuant to the terms of the agreement.

As of June 30, 2023, there was approximately $4.8 million of unrecognized stock-based compensation obligations under our equity compensation plans. The stock-based compensation obligation is in connection with certain employment agreements which have a deferral option at the Board’s discretion. At the end of the deferral period, the stock-based compensation expense associated with the obligation is expected to be recognized on a straight-line basis over a period of three years.

Warrants

Outstanding warrants were issued in connection with private placements of the Company’s Common Stock and with the restructuring of the Series B Preferred that occurred in March of 2018. The following table summarizes information about fixed stock warrants outstanding at June 30, 2023:

Warrants Outstanding at June 30, 2023				Warrants Exercisable at June 30, 2023
Range of exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.00	1,085,068	2.60	$4.00	1,085,068	$4.00
$10.00	23,737	2.57	$10.00	23,737	$10.00
	1,108,805	2.60	$4.13	1,108,805	$4.13

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

As of June 30, 2023, a total of 625,375 shares of Series B Preferred and 212,402 shares of Series B-1 Preferred were issued and outstanding.

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

On August 31, 2021 our Board of Directors approved an increase of $4.0 million in the number of shares of Common Stock available to repurchase under the Share Repurchase Program, and on May 10, 2022, our Board of Directors approved an increase of $9.0 million in the number of shares of Common Stock available to repurchase under the Share Repurchase Program, bringing the total number of Common Stock authorized to repurchase under the Share Repurchase Program as of June 30, 2023 to $21.0 million.

Since inception of the Share Repurchase Program through June 30, 2023, a total of 1,945,666 shares of Common Stock have been repurchased at an average purchase price of $5.91, resulting in $9,507,781 remaining available to repurchase under the current Share Repurchase Program. From time-to-time, our Board of Directors may authorize further increases to our Share Repurchase Program. In addition, the Share Repurchase Program may also be suspended for periods of time or discontinued at any time, at the Board’s discretion.

The following table provides information about repurchases of our Common Stock registered pursuant to Section 12 of the Exchange Act, during the years ended June 30, 2023 and 2022:

Period (1)	Total Number of Shares Purchased by Period	Average Price Paid Per Share	Dollars Expended by Period Under the Plans or Programs	Remaining Amount Available for Future Share Repurchases Under the Plans or Programs

Year Ended June 30, 2022:
July 1, 2021 – September 30, 2021	7,600	$5.43	$41,276	$7,909,609
October 1, 2021 – December 31, 2021	244,552	$5.85	$1,429,697	$6,479,912
January 1, 2022 – March 31, 2022	538,376	$6.95	$3,741,477	$2,738,435
April 1, 2022 – June 30, 2022	192,747	$4.78	$921,331	$10,817,104
Year Ended June 30, 2023:
July 1, 2022 – September 30, 2022	20,859	$4.97	$103,657	$10,713,447
October 1, 2022 – December 31, 2022	88,741	$5.05	$448,266	$10,265,181
January 1, 2023 – March 31, 2023	74,150	$5.79	$429,271	$9,835,910
April 1, 2023 – June 30, 2023	47,847	$6.86	$328,129	$9,507,781

(1) We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

NOTE 14.	RECENT ACCOUNTING PRONOUNCEMENTS

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

Service Agreement. During the year ended June 30, 2023, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Mr. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields, FMI’s designated executive, who also serves as the Company’s Chair of the Board of Directors, controls FMI. The Company had no payables to FMI at June 30, 2023 and 2022 respectively, under the Service Agreement.

NOTE 16.	SUBSEQUENT EVENTS

On September 12, 2023, the Company announced its plans to commence the redemption and retirement of its Series B Convertible Preferred Stock and Series B-1 Preferred Stock (together, the “Preferred Stock”) for their stated value, or $10.70 for each share of Preferred Stock, resulting in an aggregate purchase price of $8,964,214 (the “Preferred Redemption”).  The Preferred Redemption is to occur over the next three years from September 12, 2023.

On September 19, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.015 per share ($0.06 per year), payable to shareholders of record on September 29, 2023, to be paid to shareholders of record on or about November 11, 2023. Based on the closing price on September 29, 2023, this represented an annual dividend yield of approximately 1.06%. Subsequent quarterly dividends will be paid within 45 days of the shareholders of record date of December 31, March 31, June 30 and September 30.

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, through the filing date and noted no further subsequent events that are reasonably likely to impact the Company’s financial statements.