Form 10-Q
period 2023-09-30
PARK CITY GROUP INC
filed 2023-11-14
CIK 50471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to _________.

Commission File Number 001-34941

PARK CITY GROUP, INC. dba REPOSITRAK

(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5282 South Commerce Drive, Suite D292, Murray, Utah 84107
(Address of principal executive offices)

(435) 645-2000
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	TRAK	New York Stock Exchange

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

As of November 14, 2023, 18,158,205 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

PARK CITY GROUP, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PARK CITY GROUP, INC.

Consolidated Condensed Balance Sheets (Unaudited)

	September 30, 2023	June 30, 2023
Assets
Current Assets
Cash	$23,697,228	$23,990,879
Receivables, net of allowance for doubtful accounts of $194,656 and $170,103 at September 30, 2023 and June 30, 2023, respectively	3,022,038	2,523,019
Contract asset – unbilled current portion	160,749	186,959
Prepaid expense and other current assets	316,473	573,763
Total Current Assets	27,196,488	27,274,620

Property and equipment, net	844,705	986,300

Other Assets:
Deposits and other assets	22,414	22,414
Prepaid expense – less current portion	21,147	36,282
Contract asset – unbilled long-term portion	108,052	108,052
Operating lease – right-of-use asset	295,967	310,796
Customer relationships	229,950	262,800
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	619,866	698,281
Total Other Assets	22,181,282	22,322,511

Total Assets	$50,222,475	$50,583,431

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$314,888	$431,387
Accrued liabilities	1,608,640	1,620,000
Contract liability – deferred revenue	2,080,424	1,903,001
Operating lease liability – current	60,063	58,771
Notes payable and financing leases – current	214,926	219,262
Total current liabilities	4,278,941	4,232,421

Long-term liabilities
Operating lease liability – less current portion	247,537	263,047
Notes payable and financing leases – less current portion	81,534	206,032
Total liabilities	4,608,012	4,701,500

Commitments and contingencies

Stockholders’ equity:
Preferred Stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 625,375 shares issued and outstanding at September 30, 2023 and June 30, 2023;	6,254	6,254
Series B-1 Preferred, 550,000 shares authorized; 212,402 shares issued and outstanding at September 30, 2023 and June 30, 2023, respectively	2,124	2,124
Common Stock, $0.01 par value, 50,000,000 shares authorized; 18,171,068 and 18,309,051 issued and outstanding at September 30, 2023 and June 30, 2023, respectively	181,713	183,093
Additional paid-in capital	66,507,428	67,732,887
Accumulated deficit	(21,083,056)	(22,042,427)
Total stockholders’ equity	45,614,463	45,881,931
Total liabilities and stockholders’ equity	$50,222,475	$50,583,431

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.

Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2023	2022

Revenue	$5,060,112	$4,720,477

Operating expense:
Cost of revenue and product support	766,334	832,704
Sales and marketing	1,505,501	1,200,259
General and administrative	1,279,323	1,223,462
Depreciation and amortization	308,945	236,006
Total operating expense	3,860,103	3,492,431

Income from operations	1,200,009	1,228,046

Other income (expense):
Interest income	258,161	79,092
Interest expense	(6,344)	(24,652)
Unrealized gain (loss) on short term investments	27,186	(7,415)
Other gain (loss)	-	70,047
Income before income taxes	1,479,012	1,345,118

(Provision) for income taxes:	(100,464)	(60,006)
Net income	1,378,548	1,285,112

Dividends on preferred stock	(146,611)	(146,611)

Net income applicable to common shareholders	$1,231,937	$1,138,501

Weighted average shares, basic	18,225,000	18,465,000
Weighted average shares, diluted	18,839,000	18,753,000
Basic income per share	$0.07	$0.06
Diluted income per share	$0.07	$0.06

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,378,548	$1,285,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	308,945	236,006
Amortization of operating right of use asset	14,829	14,142
Stock compensation expense	85,375	111,046
Bad debt expense	75,000	150,000
(Increase) decrease in:
Accounts receivables	(547,809)	(255,281)
Long-term receivables, prepaids and other assets	216,340	434,448
Increase (decrease) in:
Accounts payable	(116,499)	(264,711)
Operating lease liability	(57,164)	(13,003)
Accrued liabilities	(14,218)	(58,182)
Deferred revenue	177,423	171,898
Net cash provided by operating activities	1,520,770	1,811,475

Cash flows from investing activities:
Purchase of property and equipment	-	(19,533)
Net cash provided by (used in) investing activities	-	(19,533)

Cash flows from financing activities:
Net (decrease) increase in lines of credit	-	(1,294,317)
Common Stock buyback/retirement	(1,322,082)	(103,657)
Proceeds from employee stock plan	57,743	48,903
Dividends paid	(421,248)	(146,611)
Payments on notes payable and capital leases	(128,834)	(129,481)
Net cash used in financing activities	(1,814,421)	(1,625,163)

Net increase (decrease) in cash and cash equivalents	(293,651)	166,779

Cash and cash equivalents at beginning of period	23,990,879	21,460,948
Cash and cash equivalents at end of period	$23,697,228	$21,627,727

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$221,661	$146,723
Cash paid for interest	$2,329	$24,653
Cash paid for operating leases	$18,141	$17,613

Supplemental disclosure of non-cash investing and financing activities:
Common stock to pay accrued liabilities	$37,500	$76,873
Dividends accrued on preferred stock	$146,611	$146,611

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.

Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

Three Months Ended September 30, 2023

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2023	625,375	$6,254	212,402	$2,124	18,309,051	$183,093	$67,732,887	$(22,042,427)	$45,881,931
Stock issued for:
Accrued compensation	-	-	-	-	3,716	37	37,463	-	37,500
Employee stock plan	-	-	-	-	13,326	133	57,610	-	57,743
Stock buyback	-	-	-	-	(155,025)	(1,550)	(1,320,532)	-	(1,322,082)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)
Common Stock Dividends-Declared	-	-	-	-	-	-	-	(272,566)	(272,566)
Net income	-	-	-	-	-	-	-	1,378,548	1,378,548
Balance, September 30, 2023	625,375	$6,254	212,402	$2,124	18,171,068	$181,713	$66,507,428	$(21,083,056)	$45,614,463

Three Months Ended September 30, 2022

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2022	625,375	$6,254	212,402	$2,124	18,460,538	$184,608	$68,653,361	$(25,943,287)	$42,903,060
Stock issued for:
Accrued compensation	-	-	-	-	15,603	156	76,717	-	76,873
Employee stock plan	-	-	-	-	13,064	131	48,772	-	48,903
Stock buyback	-	-	-	-	(20,859)	(209)	(103,448)	-	(103,657)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)
Common Stock Dividends-Declared	-	-	-	-	-	-	-	(277,162)	(277,162)
Net income	-	-	-	-	-	-	-	1,285,112	1,285,112
Balance, September 30, 2022	625,375	$6,254	212,402	$2,124	18,468,346	$184,686	$68,675,402	$(25,081,948)	$43,786,518

See accompanying notes to consolidated condensed financial statements.

PARK CITY GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  OVERVIEW OF OPERATIONS AND BASIS FOR PRESENTATION

Overview

Park City Group, Inc. dba ReposiTrak, Inc., a Nevada corporation (“ReposiTrak”, “Park City Group”, “We”, “us”, “our” or the “Company”) is a Software-as-a-Service (“SaaS”) which operates a business-to-business (“B2B”) e-commerce, compliance & traceability, and supply chain management platform that partners with retailers, wholesalers, distributors and their product suppliers to (a) help them manage specific programs, such as out-of-stock management and scan-based trading; (b) reduce risk in their supply chain by managing compliance documents and data; ensure compliance with new regulatory requirements supporting traceability; and (c) improve product ordering and forecasting in order to accelerate sales, control risks, and improve supply chain efficiencies.

The Company’s services are grouped in three application suites:

1.	ReposiTrak Compliance Management (“Compliance”) solutions, which helps the Company’s customers vet suppliers and reduce a company’s potential regulatory, legal, and criminal risk from its supply chain partners by providing a way for them to ensure these suppliers are compliant with food safety regulations, such as the Food Safety Modernization Act of 2011 (“FSMA”);
2.	ReposiTrak Traceability Network (“Traceability or RTN”), which helps the Company’s customers comply with federal regulatory requirements of traceability and provides the lowest cost, easiest to use way to manage the capture and sharing of key data elements (“KDEs”) now required by Section 204d of FSMA 2011 as designated products move through the supply chain at each ‘event’ known as a ‘critical tracking event’ or “CTE”, which includes tracking from farm to shelf; and
3.

ReposiTrak Supply Chain Solutions (“Supply Chain”), which help the Company’s customers to more efficiently manage various interactions with their suppliers. In other words, it provides customers with greater flexibility in sourcing products by enabling them to choose new suppliers and integrate them into their supply chain faster and more cost effectively, and it helps them to manage these relationships more efficiently, enhancing revenue while lowering working capital, labor costs and reducing waste.

The Company’s services are delivered though proprietary software products designed, developed, marketed, and supported by the Company. These products provide visibility and facilitate improved business processes among all key constituents in the supply chain, starting with the retailer and moving backwards to suppliers and eventually to raw material providers.

The Company provides cloud-based applications and services that address e-commerce, supply chain, food safety, compliance and traceability activities. The principal customers for the Company’s products are household name multi-store food retail chains and restaurants including their suppliers, branded food manufacturers, food wholesalers and distributors, and other food service businesses.

The Company has a hub and spoke business model. The Company is typically engaged by retailers and wholesalers (“Hubs”), which in turn require their suppliers (“Spokes”) to utilize the Company’s services.

The Company is incorporated in the State of Nevada and has three principal subsidiaries: PC Group, Inc., a Utah corporation (98.76% owned) (“PCG Utah”); Park City Group, Inc., a Delaware corporation (100% owned) (“PCG Delaware”); and ReposiTrak (100% owned) (PCG Utah, PCG Delaware, and ReposiTrak are, collectively, the “Subsidiaries”). All intercompany transactions and balances have been eliminated in the Company’s consolidated financial statements, which contain the operating results of the operations. The Company has no business operations separate from the operations conducted through its Subsidiaries.

The Company’s principal executive offices are located at 5282 South Commerce Drive, Suite D292, Murray, Utah 84107. Its telephone number is (435) 645-2000. Its website address is www.repositrak.com.

Basis of Financial Statement Presentation

The interim financial information of the Company as of September 30, 2023 and for the three months ended September 30, 2023 is unaudited, and the balance sheet as of June 30, 2023 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. GAAP. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2023. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended September 30, 2023 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2024. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2023.

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in current and other assets in our consolidated balance sheets and primarily relate to unbilled amounts on fixed-price contracts utilizing the output method of revenue recognition. The table below shows movements in contract assets:

Contract assets
Balance – June 30, 2023	$295,011
Revenue recognized during the period but not billed	-
Amounts reclassified to accounts receivable	(10,000)
Other	(16,210)
Balance – September 30, 2023	$268,801 (1)

(1)	Contract asset balances for September 30, 2023 include a current and a long-term contract asset of $160,749 and $108,052, respectively.

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

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period:

Contract liability
Balance – June 30, 2023	$1,903,001
Amounts billed but not recognized as revenue	537,630
Revenue recognized related to the opening balance of deferred revenue	(360,207)
Balance – September 30, 2023	$2,080,424

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

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by contract-type. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market, and other economic factors:

	Three Months Ended
	September 30,
	2023	2022

Recurring revenue– subscription and support services	$5,046,685	$4,677,977
Non-recurring revenue – setup and training services	13,427	42,500
Total	$5,060,112	$4,720,477

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

For the three months ended September 30, 2023 and 2022, warrants to purchase 23,737 shares of our Common Stock at an exercise price of $10.00 per share were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average price of Common Stock for the quarter.

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	September 30,
	2023	2022
Numerator
Net income applicable to common shareholders	$1,231,937	$1,138,501

Denominator
Weighted average common shares outstanding, basic	18,225,000	18,465,000
Warrants to purchase Common Stock	614,000	288,000
Weighted average common shares outstanding, diluted	18,839,000	18,753,000

Net income per share
Basic	$0.07	$0.06
Diluted	$0.07	$0.06

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications have no impact on the previously reported results.

NOTE 3.  EQUITY

Restricted Stock Units	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at June 30, 2023	907,451	$5.30
Granted	13,010	9.99
Vested and issued	-	-
Forfeited	-	-
Outstanding at September 30, 2023	920,461	$5.36

As of September 30, 2023, there were 40,004 restricted stock units outstanding that had vested but for which shares of Common Stock had not yet been issued pursuant to the terms of the applicable agreement.

As of September 30, 2023, there was approximately $4.9 million of unrecognized stock-based compensation obligations under our equity compensation plans. The stock-based compensation obligation is in connection with certain employment agreements which have a deferral option at the Board’s discretion. At the end of the deferral period, the stock-based compensation expense associated with the obligation is expected to be recognized on a straight-line basis over a period of three years.

Warrants

Outstanding warrants were issued in connection with private placements of the Company’s Common Stock and with the restructuring of the Series B Preferred that occurred in March of 2018. The following table summarizes information about fixed stock warrants outstanding at September 30, 2023:

Warrants Outstanding at September 30, 2023				Warrants Exercisable at September 30, 2023
Range of exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.00	1,085,068	2.35	$4.00	1,085,068	$4.00
$10.00	23,737	2.32	$10.00	23,737	$10.00
	1,108,805	2.35	$4.13	1,108,805	$4.13

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

Preferred Stock

The Company’s articles of incorporation currently authorize the issuance of up to 30,000,000 shares of ‘blank check’ preferred stock, par value $0.01 (“Preferred Stock”), with designations, rights, and preferences as may be determined from time to time by the Company’s Board of Directors, of which 700,000 shares are currently designated as Series B Preferred Stock (“Series B Preferred”) and 550,000 shares are designated as Series B-1 Preferred Stock (“Series B-1 Preferred”). Both classes of Series B Preferred Stock pay dividends at a rate of 7% per annum if paid by the Company in cash, or 9% if paid by the Company by the issuance of additional shares of Series B-1 Preferred, or Series B-1 Preferred, as applicable.

Preferred Redemption

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

On August 29, 2023, the Board approved the redemption and retirement of its Series B Preferred and Series B-1 Preferred for their stated value, or $10.70 for each share of Preferred Stock, resulting in an aggregate purchase price of $8,964,214 (the “Preferred Redemption”).  The Preferred Redemption is to occur over the next three years.

As of September 30, 2023, a total of 625,375 shares of Series B Preferred and 212,402 shares of Series B-1 Preferred were issued and outstanding.

The following table provides information about the redemption of the Series B Preferred during the three months ended September 30, 2023:

	Series B Preferred
Period (1)	Total Number of Shares Redeemed	Price Paid Per Share	Dollars Expended by Period under the Preferred Redemption	Remaining Amount Available for Future Preferred Redemption
July 1, 2023 – September 30, 2023:	-	$10.70	$-	$8,964,214

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

The following table provides information about the redemption of the Series B-1 Preferred during the three months ended September 30, 2023:

	Series B-1 Preferred
Period (1)	Total Number of Shares Redeemed	Price Paid Per Share	Dollars Expended by Period under the Preferred Redemption	Remaining Amount Available for Future Preferred Redemption
July 1, 2023 – September 30, 2023:	-	$10.70	$-	$8,964,214

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

As of September 30, 2023, the Company had not redeemed or retired any shares of Series B Preferred or Series B-1 Preferred.

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

Since inception of the Share Repurchase Program through September 30, 2023, a total of $21,000,000 in shares of Common Stock have been approved under the Share Repurchase Program, and 2,052,844 shares of Common Stock have been repurchased at an average purchase price of $6.22, resulting in $8,513,828 remaining available to repurchase under the current Share Repurchase Program. From time-to-time, our Board of Directors may authorize further increases to our Share Repurchase Program. In addition, the Share Repurchase Program may also be suspended for periods of time or discontinued at any time, at the Board’s discretion.

The following table provides information about repurchases of our Common Stock registered pursuant to Section 12 of the Exchange Act, during the three months ended September 30, 2023:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Dollars Expended by Period Under the Plans or Programs	Remaining Amount Available for Future Share Repurchases Under the Plans or Programs
July 1, 2023 – September 30, 2023:	155,025	$8.53	$1,322,082	$8,513,828

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

NOTE 4.  RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2023, the Company continued to be a party to a service agreement (the “Service Agreement”) with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Mr. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields, FMI’s designated executive, who also serves as the Company’s Chair of the Board of Directors, controls FMI. The Company had no payables to FMI under the Service Agreement as of September 30, 2023 or September 30, 2022. During the three months ended September 30, 2023 and 2022, the Company paid FMI $231,015 and $231,015, respectively, in connection with the Service Agreement.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements. The words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, or similar expressions are intended to identify “forward-looking statements”. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our June 30, 2023 Annual Report on Form 10-K, incorporated by reference herein. Statements made herein are as of the date of the filing of this Report with the Securities and Exchange Commission (“SEC”) and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

Park City Group, Inc. DBA ReposiTrak, Inc., a Nevada corporation (“ReposiTrak”, “Park City Group”, “We”, “us”, “our” or the “Company”) is a Software-as-a-Service (“SaaS”) which operates a business-to-business (“B2B”) e-commerce, compliance & traceability, and supply chain management platform that partners with retailers, wholesalers, distributors and their product suppliers to (a) help them manage specific programs, such as out-of-stock management and scan-based trading; (b) reduce risk in their supply chain by managing compliance documents and data; ensure compliance with new regulatory requirements supporting traceability; and (c) improve product ordering and forecasting in order to accelerate sales, control risks, and improve supply chain efficiencies.

The Company’s services are grouped in three application suites:

1.	ReposiTrak Compliance Management (“Compliance”) solutions, which helps the Company’s customers vet suppliers and reduce a company’s potential regulatory, legal, and criminal risk from its supply chain partners by providing a way for them to ensure these suppliers are compliant with food safety regulations, such as the Food Safety Modernization Act of 2011 (“FSMA”);
2.	ReposiTrak Traceability Network (“Traceability or RTN”), which helps the Company’s customers comply with federal regulatory requirements of traceability and provides the lowest cost, easiest to use way to manage the capture and sharing of key data elements (KDEs) now required by Section 204d of FSMA 2011 as designated products move through the supply chain at each ‘event’ known as a ‘critical tracking event’ or “CTE”, which includes tracking from farm to shelf; and
3.

ReposiTrak Supply Chain Solutions (“Supply Chain”), which help the Company’s customers to more efficiently manage various interactions with their suppliers. In other words, it provides customers with greater flexibility in sourcing products by enabling them to choose new suppliers and integrate them into their supply chain faster and more cost effectively, and it helps them to manage these relationships more efficiently, enhancing revenue while lowering working capital, labor costs and reducing waste.

The Company’s services are delivered though proprietary software products designed, developed, marketed, and supported by the Company. These products provide visibility and facilitate improved business processes among all key constituents in the supply chain, starting with the retailer and moving backwards to suppliers and eventually to raw material providers.

The Company provides cloud-based applications and services that address e-commerce, supply chain, food safety, compliance, and traceability activities. The principal customers for the Company’s products are household name multi-store food retail chains and restaurants including their suppliers, branded food manufacturers, food wholesalers and distributors, and other food service businesses.

The Company has a hub and spoke business model. The Company is typically engaged by retailers and wholesalers (“Hubs”), which in turn require their suppliers (“Spokes”) to utilize the Company’s services.

The Company is incorporated in the State of Nevada and has three principal subsidiaries: PC Group, Inc., a Utah corporation (98.76% owned) (“PCG Utah”); Park City Group, Inc., a Delaware corporation (100% owned) (“PCG Delaware”); and ReposiTrak (100% owned) (PCG Utah, PCG Delaware, and ReposiTrak are, collectively, the “Subsidiaries”). All intercompany transactions and balances have been eliminated in the Company’s consolidated financial statements, which contain the operating results of the operations. The Company has no business operations separate from the operations conducted through its Subsidiaries.

The Company’s principal executive offices are located at 5282 South Commerce Drive, Suite D292, Murray, Utah 84107. Its telephone number is (435) 645-2000. Its website address is www.repositrak.com.

Recent Developments

Dividend Payment

On September 19, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.015 per share ($0.06 per year), payable to shareholders of record on September 29, 2023, which were paid to shareholders of record on or about November 1, 2023. Based on the closing prices on September 30, 2023, this represented an annual dividend yield of approximately 1.06%. Subsequent quarterly dividends will be paid within 45 days of each record date of December 31, 2023, March 31, 2024, and June 30, 2024,

Redemption and Retirement of Preferred Stock

On September 12, 2023, the Company announced its plans to commence the redemption and retirement of its Series B Convertible Preferred Stock and Series B-1 Preferred Stock (together, the “Preferred Stock”) for their stated value, or $10.70 for each share of Preferred Stock, resulting in an aggregate purchase price of $8,964,214 (the “Preferred Redemption”).  The Preferred Redemption is to occur over the next three years from September 12, 2023.  As of September 30, 2023, the Company had not redeemed or retired any Preferred Stock.

Global Pandemics, Bank Failures, and Geopolitical Conflicts

The impact of global pandemics, including COVID 19, banking failures, geopolitical conflicts, including the war in Ukraine, creates much uncertainty in the global marketplace. Management continues to monitor the ongoing impact of these events on all aspects of its business, including how they impact its services, customers, employees, vendors, and business partners now and in the future. While these events did not materially adversely affect the Company’s financial results and business operations in the year ended June 30, 2023 and the fiscal quarter ended September 30, 2023, we are unable to predict the impact that these events, including geopolitical conflicts, will have on its future financial position and operating results due to numerous uncertainties.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022.

Revenue

	Fiscal Quarter Ended September 30,		Variance
	2023	2022	Dollars	Percent
Revenue	$5,060,112	$4,720,477	$339,635	7%

Revenue was $5,060,112 and $4,720,477 for the three months ended September 30, 2023 and 2022, respectively, a 7% increase year-over-year. The increase in revenue was due to revenue growth in subscription, services and other recurring revenue. This is the result of growing industry and consumer concern of food contaminations and food safety hazards, whether biological, chemical, physical, or allergenic. The risks have elevated regulatory requirements, documentation requisites, and principally “where does your food come from” transparency on grocery retailers and their suppliers.  As more and more retailers, wholesalers and distributors adopt the risk concerns and disclosure requirements, the Company has seen a rising demand for its services.

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

Cost of Services and Product Support

	Fiscal Quarter Ended September 30,		Variance
	2023	2022	Dollars	Percent
Cost of services and product support	$766,334	$832,704	$(66,370)	-8%
Percent of total revenue	15%	18%

Cost of services and product support was $766,334 and $832,704 for the three months ended September 30, 2023 and 2022, respectively, an 8% decrease. This $66,370 decrease is primarily the result of decreased salary and support services resulting from the Company’s internal restructuring of managerial positions in effort to increased demand in response to the FSMA 204 initiative.

Sales and Marketing Expense

	Fiscal Quarter Ended September 30,		Variance
	2023	2022	Dollars	Percent
Sales and marketing	$1,505,501	$1,200,259	$305,242	25%
Percent of total revenue	30%	25%

Sales and marketing expense were $1,505,501 and $1,200,259 for the three months ended September 30, 2023 and 2022, respectively, a 25% increase. This increase in sales and marketing expense is primarily the result of an increase in trade show expense, investment in FSMA 204 traceability marketing, and higher sales travel expense. As the pandemic continues to abate, many customers and prospects are returning to the “new normal” requiring in person meetings. The largest contributor to the increase in sales and marketing expense has been an increase in travel cost and trade shows. We believe this trend will continue as many of our trading partners and industry associations will continue to require our assistance in addressing their compliance and supply chain needs.

General and Administrative Expense

	Fiscal Quarter Ended September 30,		Variance
	2023	2022	Dollars	Percent
General and administrative	$1,279,323	$1,223,462	$55,861	5%
Percent of total revenue	25%	26%

General and administrative expense was $1,279,323 and $1,223,462 for the three months ended September 30, 2023 and 2022, respectively, a 5% increase. The increase in general and administrative expense is primarily due to increased salary expense and a rise in general operating costs caused by increased inflation and overall current market conditions.

Depreciation and Amortization Expense

	Fiscal Quarter Ended September 30,		Variance
	2023	2022	Dollars	Percent
Depreciation and amortization	$308,945	$236,006	$72,939	31%
Percent of total revenue	6%	5%

Depreciation and amortization expense was $308,945 and $236,006 for the three months ended September 30, 2023 and 2022, respectively, an increase of 31%. This increase is due to additional assets acquired in the prior fiscal year. Given the rising global hacks on software companies, banks, and financial institutions, we spent approximately $420,000 on security, backup, storage, and redundancy. The upgrades were financed through a leasing agent with an effective APR rate of 4.45%.

Other Income and Expense

	Fiscal Quarter Ended September 30,		Variance
	2023	2022	Dollars	Percent
Net other income (expense)	$279,003	$117,072	$161,931	138%
Percent of total revenue	6%	2%

Net other income was $279,003 for the three months ended September 30, 2023, compared to net other income of $117,072 for the three months ended September 30, 2022. Other income increased due to an increase in interest income attributable to rising interest rates on fixed income instruments on excess cash.

Preferred Dividends

	Fiscal Quarter Ended September 30,		Variance
	2023	2022	Dollars	Percent
Preferred dividends	$146,611	$146,611	$-	-%
Percent of total revenue	3%	3%

Dividends accrued on the Company’s Series B-1 Preferred was $146,611 for the three months ended September 30, 2023 and for the three months ended September 30, 2022. Dividends remained flat in the comparable periods.

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

	As of		Variance
	September 30, 2023	June 30, 2023	Dollars	Percent
Cash and cash equivalents	$23,697,228	$23,990,879	$(293,651)	-1%

We have historically funded our operations with cash from operations, equity financings, and borrowings from our existing line of credit with U.S. Bank N.A. (the “Bank”), which was revised on October 6, 2021, and again in 2022.

Cash was $23,697,228 and $23,990,879 at September 30, 2023 and June 30, 2023, respectively. This 1% decrease is primarily the result of the purchase of Common Stock under our Share Repurchase Program and payment of dividends on both the Preferred Stock and Common Stock.

Net Cash Flows from Operating Activities

	Three Months Ended September 30,		Variance
	2023	2022	Dollars	Percent
Cash provided by operating activities	$1,520,770	$1,811,475	$(290,705)	-16%

Net cash provided by operating activities is summarized as follows:

	Three Months Ended September 30,
	2023	2022
Net income	$1,378,548	$1,285,112
Noncash expense and income, net	484,149	511,194
Net changes in operating assets and liabilities	(341,927)	15,169
	$1,520,770	$1,811,475

Net cash provided by operating activities for the three months ended September 30, 2023 was $1,520,770 as compared to net cash provided by operating activities of $1,811,475 for the three months ended September 30, 2022. Net cash provided by operating activities decreased 16% due principally to an increase in accounts receivable and a decrease in accounts payable. Noncash expense decreased by $27,045 in the three months ended September 30, 2023, compared to three months ended September 30, 2022 as a result of a decrease in bad debt expense and stock compensation expense offset by an increase in depreciation and amortization.

Net Cash Flows from Investing Activities

	Three Months Ended September 30,		Variance
	2023	2022	Dollars	Percent
Cash used in investing activities	$-	$(19,533)	$19,533	-100%

Net cash used in investing activities for the three months ended September 30, 2023 was $0 compared to net cash used in investing activities of $19,533 for the three months ended September 30, 2022. This decrease in cash used in investing activities for the three months ended September 30, 2023 was due to no purchases of property and equipment in the current fiscal quarter.

Net Cash Flows from Financing Activities

	Three Months Ended September 30,		Variance
	2023	2022	Dollars	Percent
Cash used in financing activities	$(1,814,421)	$(1,625,163)	$(189,258)	12%

Net cash used in financing activities totaled $1,814,421 for the three months ended September 30, 2023, as compared to cash used in financing activities of $1,625,163 for the three months ended September 30, 2022. The increase in net cash used in financing activities is primarily attributable to the payment of Common Stock dividends and the purchase of Common Stock under the Share Repurchase Program offset by decrease in cash payments due to the payoff of our line of credit arrangement with a bank in the prior fiscal quarter.

Liquidity and Working Capital

At September 30, 2023, the Company had positive working capital of $22,917,547, as compared with positive working capital of $23,042,199 at June 30, 2023. This $124,652 decrease in working capital is primarily due to an increase in accounts receivable and decrease in prepaid and other assets offset by an increase in contract liabilities and deferred revenue. Cash and cash equivalents also decreased due to payment of quarterly Common Stock dividends announced in the prior fiscal year.

	As of September 30,	As of June 30,	Variance
	2023	2023	Dollars	Percent
Current assets	$27,196,488	$27,274,620	$(78,132)	-%

Current assets totaled $27,196,488 as of September 30, 2023, as compared to $27,274,620 as of June 30, 2023. The decrease in current liabilities is primarily attributable to the decrease in cash, prepaid expense and other current assets offset by an increase in accounts receivables.

	As of September 30,	As of June 30,	Variance
	2023	2023	Change	Percent
Current liabilities	$4,278,941	$4,232,421	$46,520	1%

Current ratio	6.36	6.44	(0.08)	-1%

Current liabilities totaled $4,278,941 as of September 30, 2023 as compared to $4,232,421 as of June 30, 2023. The increase in current liabilities is primarily attributable to the increase in contract liabilities and deferred revenue. As of September 30, 2023, the Company has zero bank debt.

On October 6, 2021, the Company and U.S. Bank N.A. (the “Bank”) executed a Revolving Credit Agreement (the "Revolving Credit Agreement”) and accompanying addendum (the "Addendum"), and Stand-Alone Revolving Note (the "Note" and collectively with the Revolving Credit Agreement and Addendum, the "Credit Agreement"), with an effective date of September 30, 2021. The Credit Agreement replaced the Company’s prior $6.0 million Revolving Credit Agreement and Stand-Alone Revolving Note between the Company and the Bank, as amended and revised on January 9, 2019, and provided the Company with a $10.0 million revolving line of credit that matured on March 31, 2023. The Credit Agreement contained customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. Among other things, the Company must maintain liquid assets equal to $12 million and maintain a Senior Funded Debt (as defined in the Credit Agreement) to EBITDA Ratio (as defined in the Credit Agreement) of not more than 3:1.

On April 28, 2023, the Company and the Bank executed an Amendment to the Credit Agreement, with an effective date of March 31, 2023. The new amendment provisions to the existing $10 million facility are (1) the Company will increase its liquidity requirement from $10 million to $12 million. Currently the Company maintains over $22 million in cash and a current ratio of over 6:1; and (2) Draws on the facility accrue interest at the annual rate equal to 1.75% plus the one-month SOFR rate instead of the previous LIBOR rate. As of September 30, 2023, the balance of the facility was zero. The Company had zero bank debt at September 30, 2023.

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

The Preferred Redemption is to occur over the next three years from September 12, 2023. As of September 30, 2023, the Company had not redeemed or retired any shares of Preferred Stock. The Company believes it will have adequate cash resources to fund its operations, satisfy its debt obligations, and fund its anticipated quarterly cash dividends and Preferred Redemption for at least the next 12 months.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenue, and results of operation, liquidity or capital expenditures.

Contractual Obligations

Total contractual obligations and commercial commitments as of September 30, 2023 are summarized in the following table:

	Operating Leases	Financing Leases
Less than 1 Year	$73,835	$225,243
1-3 Years	154,383	82,727
3-5 Years	114,713	-
Total lease payments	342,931	307,970
Less imputed interest	(35,331)	(11,510)
Total	$307,600	$296,460

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

Income Taxes

In determining the carrying value of the Company’s net deferred income tax assets, the Company must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. If these estimates and assumptions change in the future, the Company may record a reduction in the valuation allowance, resulting in an income tax benefit in the Company’s statements of operations. Management evaluates whether to realize the deferred income tax assets and assesses the valuation allowance quarterly.

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

See Note 2 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Report for a full description of the impact of the adoption of new accounting standards on our financial statements. Following the adoption of this guidance, the revenue recognition for our sales arrangements remained materially consistent with our historical practice and there have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

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

Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. At September 30, 2023, our debt portfolio was composed of (1) Bank Line of Credit – SOFR + 1.75%.  The balance is zero.  (2) Leases – Effective APR Fixed is 4.55%. Total lease obligations are on a three-year straight-line basis.  The total cost is less than $400,000.

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2023:

Cash:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$23,697,228	4.93%

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2023 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.  RISK FACTORS

There are no risk factors identified by the Company in addition to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

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

PARK CITY GROUP, INC.

Date: November 14, 2023	By:	/s/ Randall K. Fields
Randall K. Fields
Chair of the Board and Chief Executive Officer (Principal Executive Officer)

PARK CITY GROUP, INC.

Date: November 14, 2023	By:	/s/ John R. Merrill
John R. Merrill
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)