Form 10-Q
period 2023-12-31
ReposiTrak, Inc.
filed 2024-02-14
CIK 50471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to .

Commission File Number 001-34941

REPOSITRAK, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of February 14, 2024, 18,209,501 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

REPOSITRAK, INC.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPOSITRAK, INC.

Consolidated Condensed Balance Sheets (Unaudited)

	December 31, 2023	June 30, 2023
Assets
Current Assets
Cash and cash equivalents	$23,253,071	$23,990,879
Receivables, net of allowance for doubtful accounts of $219,163 and $170,103 at December 31, 2023 and June 30, 2023, respectively	3,799,551	2,523,019
Contract asset – unbilled current portion	150,180	186,959
Prepaid expense and other current assets	366,766	573,763
Total Current Assets	27,569,568	27,274,620

Property and equipment, net	716,979	986,300

Other Assets:
Deposits and other assets	22,414	22,414
Prepaid expense – less current portion	8,996	36,282
Contract asset – unbilled long-term portion	108,052	108,052
Operating lease – right-of-use asset	280,958	310,796
Customer relationships	197,100	262,800
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	541,450	698,281
Total Other Assets	22,042,856	22,322,511

Total Assets	$50,329,403	$50,583,431

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$332,306	$431,387
Accrued liabilities	1,634,620	1,620,000
Contract liability – deferred revenue	2,026,565	1,903,001
Operating lease liability – current	61,372	58,771
Notes payable and financing leases – current	216,542	219,262
Total current liabilities	4,271,405	4,232,421

Long-term liabilities
Operating lease liability – less current portion	231,830	263,047
Notes payable and financing leases – less current portion	83,677	206,032
Total liabilities	4,586,912	4,701,500

Commitments and contingencies

Stockholders’ equity:
Preferred Stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 625,375 shares issued and outstanding at December 31, 2023 and June 30, 2023;	6,254	6,254
Series B-1 Preferred, 550,000 shares authorized; 142,309 and 212,402 shares issued and outstanding at December 31, 2023 and June 30, 2023, respectively	1,423	2,124
Common Stock, $0.01 par value, 50,000,000 shares authorized; 18,158,730 and 18,309,051 issued and outstanding at December 31, 2023 and June 30, 2023, respectively	181,590	183,093
Additional paid-in capital	65,637,265	67,732,887
Accumulated other comprehensive loss	(5,904)	-
Accumulated deficit	(20,078,137)	(22,042,427)
Total stockholders’ equity	45,742,491	45,881,931
Total liabilities and stockholders’ equity	$50,329,403	$50,583,431

See accompanying notes to consolidated condensed financial statements.

REPOSITRAK, INC.

Consolidated Condensed Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

Revenue	$5,125,751	$4,750,513	$10,185,863	$9,470,990

Operating expense:
Cost of revenue and product support	973,287	866,642	1,739,621	1,699,346
Sales and marketing	1,264,377	1,226,812	2,769,878	2,427,071
General and administrative	1,347,278	1,252,357	2,626,601	2,475,819
Depreciation and amortization	299,958	229,160	608,903	465,166
Total operating expense	3,884,900	3,574,971	7,745,003	7,067,402

Income from operations	1,240,851	1,175,542	2,440,860	2,403,588

Other income (expense):
Interest income	316,445	199,266	574,606	278,358
Interest expense	(7,576)	(18,058)	(13,920)	(42,710)
Unrealized gain (loss) on short term investments	15,456	(31,406)	42,642	(38,821)
Other gain	-	-	-	70,047
Income before income taxes	1,565,176	1,325,344	3,044,188	2,670,462

(Provision) for income taxes:	(114,027)	(60,000)	(214,491)	(120,006)
Net income	1,451,149	1,265,344	2,829,697	2,550,456

Dividends on preferred stock	(146,611)	(146,611)	(293,222)	(293,222)

Net income applicable to common shareholders	$1,304,538	$1,118,733	$2,536,475	$2,257,234

Weighted average shares, basic	18,162,000	18,402,000	18,193,000	18,419,000
Weighted average shares, diluted	18,805,000	18,630,000	18,822,000	18,678,000
Basic income per share	$0.07	$0.06	$0.14	$0.12
Diluted income per share	$0.07	$0.06	$0.14	$0.12

Comprehensive income:
Net income	$1,451,149	$1,265,344	$2,829,697	$2,550,456
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(5,904)	-	(5,904)	-

Total comprehensive income	$1,445,245	$1,265,344	$2,823,793	$2,550,456

See accompanying notes to consolidated condensed financial statements.

REPOSITRAK, INC.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$2,829,697	$2,550,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	608,903	465,166
Amortization of operating right-of-use asset	29,838	28,450
Stock compensation expense	171,373	209,869
Bad debt expense	150,000	300,000
(Increase) decrease in:
Accounts receivables	(1,389,753)	247,507
Long-term receivables, prepaids and other assets	127,755	21,431
Increase (decrease) in:
Accounts payable	(99,081)	(300,930)
Operating lease liability	(28,616)	(26,172)
Accrued liabilities	(71,733)	(207,025)
Deferred revenue	123,564	11,240
Net cash provided by operating activities	2,451,947	3,299,992

Cash flows from investing activities:
Purchase of property and equipment	(10,523)	(270,854)
Purchase of marketable securities	(5,904)	-
Net cash used in investing activities	(16,427)	(270,854)

Cash flows from financing activities:
Net decrease in lines of credit	-	(2,142,165)
Common Stock buyback/retirement	(1,515,574)	(551,923)
Redemption of series B-1 preferred	(749,995)	-
Proceeds from employee stock plan	57,743	48,903
Dividends paid	(840,427)	(570,511)
Payments on notes payable and capital leases	(125,075)	125,865
Net cash used in financing activities	(3,173,328)	(3,089,831)

Net decrease in cash and cash equivalents	(737,808)	(60,693)

Cash and cash equivalents at beginning of period	23,990,879	21,460,948
Cash and cash equivalents at end of period	$23,253,071	$21,400,255

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$317,944	$264,486
Cash paid for interest	$6,434	$40,446
Cash paid for operating leases	$36,282	$35,226

Supplemental disclosure of non-cash investing and financing activities:
Common stock to pay accrued liabilities	$110,000	$152,195
Dividends accrued on preferred stock	$293,222	$293,222

See accompanying notes to consolidated condensed financial statements.

REPOSITRAK, INC.

Consolidated Condensed Statements of Stockholders’ Equity (Deficit) (Unaudited)

Six Months Ended December 31, 2023

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance, June 30, 2023	625,375	$6,254	212,402	$2,124	18,309,051	$183,093	$67,732,887	$(22,042,427)	-	$45,881,931
Stock issued for:
Accrued compensation	-	-	-	-	3,716	37	37,463	-	-	37,500
Employee stock plan	-	-	-	-	13,326	133	57,610	-	-	57,743
Stock buyback	-	-	-	-	(155,025)	(1,550)	(1,320,532)	-	-	(1,322,082)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	-	(146,611)
Common Stock Dividends-Declared	-	-	-	-	-	-	-	(272,566)	-	(272,566)
Net income	-	-	-	-	-	-	-	1,378,548	-	1,378,548
Balance, September 30, 2023	625,375	$6,254	212,402	$2,124	18,171,068	$181,713	$66,507,428	$(21,083,056)	$-	$45,614,463
Stock issued for:
Accrued compensation	-	-	-	-	9,674	97	72,403	-	-	72,500
Employee stock plan	-	-	-	-	-	-	-	-	-	-
Stock buyback	-	-	-	-	(22,012)	(220)	(193,272)	-	-	(193,492)
Preferred stock redemption	-	-	(70,093)	(701)	-	-	(749,294)	-	-	(749,995)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	-	(146,611)
Common Stock Dividends-Declare	-	-	-	-	-	-	-	(299,619)	-	(299,619)
Net income	-	-	-	-	-	-	-	1,451,149	-	1,451,149
Other comprehensive loss	-	-	-	-	-	-	-	-	(5,904)	(5,904)
Balance, December 31, 2023	625,375	$6,254	142,309	$1,423	18,158,730	$181,590	$65,637,265	$(20,078,137)	$(5,904)	$45,742,491

See accompanying notes to consolidated condensed financial statements.

Six Months Ended December 31, 2022

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance, June 30, 2022	625,375	$6,254	212,402	$2,124	18,460,538	$184,608	$68,653,361	$(25,943,287)	-	$42,903,060
Stock issued for:									-
Accrued compensation	-	-	-	-	15,603	156	76,717	-	-	76,873
Employee stock plan	-	-	-	-	13,064	131	48,772	-	-	48,903
Stock buyback	-	-	-	-	(20,859)	(209)	(103,448)	-	-	(103,657)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	-	(146,611)
Common Stock Dividends-Declared	-	-	-	-	-	-	-	(277,162)	-	(277,162)
Net income	-	-	-	-	-	-	-	1,285,112	-	1,285,112
Balance, September 30, 2022	625,375	$6,254	212,402	$2,124	18,468,346	$184,686	$68,675,402	$(25,081,948)	$-	$43,786,518

Stock issued for:
Accrued compensation	-	-	-	-	14,691	147	75,175	-	-	75,322
Stock buyback	-	-	-	-	(88,741)	(888)	(447,378)	-	-	(448,266)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	-	(146,611)
Common Stock Dividends-Declared	-	-	-	-	-	-	-	(275,914)	-	(275,914)
Net income	-	-	-	-	-	-	-	1,265,344	-	1,265,344
Balance, December 31, 2022	625,375	6,254	212,402	2,124	18,394,296	183,945	68,303,199	(24,239,129)	$-	44,256,393

See accompanying notes to consolidated condensed financial statements.

REPOSITRAK, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.	OVERVIEW OF OPERATIONS AND BASIS FOR PRESENTATION

Overview

ReposiTrak, Inc., a Nevada corporation (“ReposiTrak”, “We”, “us”, “our” or the “Company”) is a Software-as-a-Service (“SaaS”) which operates a business-to-business (“B2B”) e-commerce, compliance & traceability, and supply chain management platform that partners with retailers, wholesalers, distributors and their product suppliers to (a) help them manage specific programs, such as out-of-stock management and scan-based trading; (b) reduce risk in their supply chain by managing compliance documents and data; ensure compliance with new regulatory requirements supporting traceability; and (c) improve product ordering and forecasting in order to accelerate sales, control risks, and improve supply chain efficiencies.

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

2.

ReposiTrak Traceability Network (“Traceability” or “RTN”), which helps the Company’s customers comply with federal regulatory requirements of traceability and provides the lowest cost, easiest to use way to manage the capture and sharing of key data elements (“KDEs”) now required by Section 204d of FSMA 2011 as designated products move through the supply chain at each ‘event’ known as a ‘critical tracking event’ or “CTE”, which includes tracking from farm to shelf; and

3.

ReposiTrak Supply Chain Solutions (“Supply Chain”), which help the Company’s customers to more efficiently manage various interactions with their suppliers. In other words, it provides customers with greater flexibility in sourcing products by enabling them to choose new suppliers and integrate them into their supply chain faster and more cost effectively, and it helps them to manage these relationships more efficiently, enhancing revenue while lowering working capital, labor costs and reducing waste.

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

On December 21, 2023, the Company effected a change of its corporate name from Park City Group, Inc. to ReposiTrak, Inc. The Company is incorporated in the State of Nevada and has two principal subsidiaries: PC Group, Inc., a Utah corporation (98.76% owned) (“PCG Utah”) and Park City Group, Inc., a Delaware corporation (100% owned) (“PCG Delaware” and together with PCG Utah, the “Subsidiaries”). All intercompany transactions and balances have been eliminated in the Company’s consolidated financial statements, which contain the operating results of the operations. The Company has no business operations separate from the operations conducted through its Subsidiaries.

The Company’s principal executive offices are located at 5282 South Commerce Drive, Suite D292, Murray, Utah 84107. Its telephone number is (435) 645-2000. Its website address is www.repositrak.com.

Basis of Financial Statement Presentation

The interim financial information of the Company as of December 31, 2023 and for the three and six months ended December 31, 2023 is unaudited, and the balance sheet as of June 30, 2023 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. GAAP. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2023. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the six months ended December 31, 2023 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2024. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2023.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements presented herein reflect the consolidated financial position of ReposiTrak, Inc. and our subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in current and other assets in our consolidated balance sheets and primarily relate to unbilled amounts on fixed-price contracts utilizing the output method of revenue recognition. The table below shows movements in contract assets:

Contract assets
Balance – June 30, 2023	$295,011
Revenue recognized during the period but not billed	-
Amounts reclassified to accounts receivable	(10,000)
Other	(26,779)
Balance – December 31, 2023	$258,232 (1)

(1)	Contract asset balances for December 31, 2023 include a current and a long-term contract asset of $150,180 and $108,052, respectively.

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

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period:

Contract liability
Balance – June 30, 2023	$1,903,001
Amounts billed but not recognized as revenue	885,218
Revenue recognized related to the opening balance of deferred revenue	(761,654)
Balance – December 31, 2023	$2,026,565

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

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by contract-type. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market, and other economic factors:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

Recurring revenue – subscription and support services	$5,124,751	$4,743,216	$10,171,436	$9,421,193
Non-recurring revenue – setup and training services	1,000	7,297	14,427	49,797
	$5,125,751	$4,750,513	$10,185,863	$9,470,990

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

For the three and six months ended December 31, 2023 and 2022, warrants to purchase 23,737 shares of our common stock at an exercise price of $10.00 per share were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average price of common stock for the quarter.

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Numerator
Net income applicable to common shareholders	$1,304,538	$1,118,733	$2,536,475	$2,257,234

Denominator
Weighted average common shares outstanding, basic	18,162,000	18,402,000	18,193,000	18,419,000
Warrants to purchase Common Stock	643,000	228,000	629,000	259,000
Weighted average common shares outstanding, diluted	18,805,000	18,630,000	18,822,000	18,678,000

Net income per share
Basic	$0.07	$0.06	$0.14	$0.12
Diluted	$0.07	$0.06	$0.14	$0.12

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications have no impact on the previously reported results.

NOTE 3.	EQUITY

Restricted Stock Units	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at June 30, 2023	907,451	$5.30
Granted	13,010	9.99
Vested and issued	(5,945)	5.89
Forfeited	-	-
Outstanding at December 31, 2023	914,516	$5.36

As of December 31, 2023, there were 40,837 restricted stock units outstanding that had vested but for which shares of Common Stock had not yet been issued pursuant to the terms of the applicable agreement.

As of December 31, 2023, there was approximately $4.9 million of unrecognized stock-based compensation obligations under our equity compensation plans. The stock-based compensation obligation is in connection with certain employment agreements which have a deferral option at the Board’s discretion. At the end of the deferral period, the stock-based compensation expense associated with the obligation is expected to be recognized on a straight-line basis over a period of three years.

Warrants

Outstanding warrants were issued in connection with private placements of the Company’s Common Stock and with the restructuring of the Series B Preferred that occurred in March of 2018. The following table summarizes information about fixed stock warrants outstanding at December 31, 2023:

Warrants Outstanding at December 31, 2023				Warrants Exercisable at December 31, 2023
Range of exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.00	1,085,068	2.10	$4.00	1,085,068	$4.00
$10.00	23,737	2.07	$10.00	23,737	$10.00
	1,108,805	2.10	$4.13	1,108,805	$4.13

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

On August 29, 2023, the Board approved the redemption and retirement of its Series B Preferred and Series B-1 Preferred for their stated value, or $10.70 for each share of Preferred Stock, resulting in an aggregate purchase price of $8,964,214 (the “Preferred Redemption”). The Preferred Redemption is to occur over the next three years from August 29, 2023.

As of December 31, 2023, a total of 625,375 shares of Series B Preferred and 142,309 shares of Series B-1 Preferred were issued and outstanding.

The following table provides information about the redemption of the Series B Preferred and Series B-1 Preferred during the six months ended December 31, 2023:

	Series B Preferred and Series B-1 Preferred
Period (1)	Total Number of Shares Redeemed	Price Paid Per Share	Dollars Expended by Period under the Preferred Redemption	Remaining Amount Available for Future Preferred Redemption
July 1, 2023 – September 30, 2023:	-	$10.70	$-	$8,964,214
October 1, 2023 – December 31, 2023:	70,093	$10.70	$749,995	$8,214,219
Total	70,093		$749,995	$8,214,219

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

On August 29, 2023, the Board approved the redemption and retirement of its Series B Preferred and Series B-1 Preferred for their stated value, or $10.70 for each share of Preferred Stock, resulting in an aggregate purchase price of $8,964,214 (the “Preferred Redemption”). The Preferred Redemption is to occur over the next three years from August 29, 2023.

The following table provides information about the redemption and retirement of the Series B Preferred and Series B-1 Preferred during the three months ended December 31, 2023:

	Series B Preferred
Period (1)	Total Number of Shares Redeemed	Price Paid Per Share	Dollars Expended by Period under the Preferred Redemption	Remaining Amount Available for Future Preferred Redemption
October 1, 2023 – December 31, 2023:	-	$10.70	$-	$6,691,513
Total	-		$-	$6,691,513

	Series B-1 Preferred
Period (1)	Total Number of Shares Redeemed	Price Paid Per Share	Dollars Expended by Period under the Preferred Redemption	Remaining Amount Available for Future Preferred Redemption
October 1, 2023 – December 31, 2023:	70,093	$10.70	$749,995	$1,522,706
Total	70,093		$749,995	$1,522,706

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

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

Since inception of the Share Repurchase Program through December 31, 2023, a total of $21,000,000 in shares of Common Stock have been approved under the Share Repurchase Program, and 2,122,703 shares of Common Stock have been repurchased at an average purchase price of $6.13, resulting in $7,992,206 remaining available to repurchase under the current Share Repurchase Program. From time-to-time, our Board of Directors may authorize further increases to our Share Repurchase Program. In addition, the Share Repurchase Program may also be suspended for periods of time or discontinued at any time, at the Board’s discretion.

The following table provides information about repurchases of our Common Stock registered pursuant to Section 12 of the Exchange Act, during the three months ended December 31, 2023:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Dollars Expended by Period Under the Plans or Programs	Remaining Amount Available for Future Share Repurchases Under the Plans or Programs
July 1, 2023 – September 30, 2023	155,025	$8.53	$1,322,082	$8,185,698
October 1, 2023 – December 31, 2023:	22,012	$8.79	$193,492	$7,992,206

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

NOTE 4.	RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2023, the Company continued to be a party to a service agreement (the “Service Agreement”) with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields, FMI’s designated executive, who also serves as the Company’s Chair of the Board of Directors, controls FMI. The Company had no payables to FMI under the Service Agreement as of December, 2023 or 2022. During the six months ended December 31, 2023 and 2022, the Company paid FMI $484,902 and $462,030, respectively, in connection with the Service Agreement.

During the six months ended December 31, 2023, the Company, the Company redeemed and retired $749,995 in Series B-1 Preferred from Mr. Randall K. Fields, affiliates of Mr. Fields, and Robert W. Allen. Mr. Allen is a director of the Company.

NOTE 5.	RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed newly issued accounting pronouncements and concluded that they are either not applicable to its business or that no material effect is expected on its consolidated condensed financial statements as a result of future adoption.

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

Overview

ReposiTrak, Inc., a Nevada corporation (“ReposiTrak”, “We”, “us”, “our” or the “Company”) is a Software-as-a-Service (“SaaS”) which operates a business-to-business (“B2B”) e-commerce, compliance & traceability, and supply chain management platform that partners with retailers, wholesalers, distributors and their product suppliers to (a) help them manage specific programs, such as out-of-stock management and scan-based trading; (b) reduce risk in their supply chain by managing compliance documents and data; ensure compliance with new regulatory requirements supporting traceability; and (c) improve product ordering and forecasting in order to accelerate sales, control risks, and improve supply chain efficiencies.

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

2.

ReposiTrak Traceability Network (“Traceability” or “RTN”), which helps the Company’s customers comply with federal regulatory requirements of traceability and provides the lowest cost, easiest to use way to manage the capture and sharing of key data elements (KDEs) now required by Section 204d of FSMA 2011 as designated products move through the supply chain at each ‘event’ known as a ‘critical tracking event’ or “CTE”, which includes tracking from farm to shelf; and

3.

ReposiTrak Supply Chain Solutions (“Supply Chain”), which help the Company’s customers to more efficiently manage various interactions with their suppliers. In other words, it provides customers with greater flexibility in sourcing products by enabling them to choose new suppliers and integrate them into their supply chain faster and more cost effectively, and it helps them to manage these relationships more efficiently, enhancing revenue while lowering working capital, labor costs and reducing waste.

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

On December 21, 2023, the Company effected a change of its corporate name from Park City Group, Inc. to ReposiTrak, Inc. The Company is incorporated in the State of Nevada and has two principal subsidiaries: PC Group, Inc., a Utah corporation (98.76% owned) (“PCG Utah”) and Park City Group, Inc., a Delaware corporation (100% owned) (“PCG Delaware” and together with PCG Utah, the “Subsidiaries”). All intercompany transactions and balances have been eliminated in the Company’s consolidated condensed financial statements, which contain the operating results of the operations. The Company has no business operations separate from the operations conducted through its Subsidiaries.

The Company’s principal executive offices are located at 5282 South Commerce Drive, Suite D292, Murray, Utah 84107. Its telephone number is (435) 645-2000. Its website address is www.repositrak.com.

Recent Developments

Corporate Name Change

In connection with the rebranding of the Company, on December 21, 2023, the Company effected a change of its corporate name from Park City Group, Inc. to ReposiTrak, Inc., pursuant to a short-form merger with its wholly owned subsidiary, ReposiTrak, Inc., a Utah corporation, with the Company remaining as the surviving entity.

Dividend Payment

On December 12, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.0165 per share ($0.066 per year), payable to shareholders of record on December 29, 2023, which were paid to shareholders of record on or about February 1, 2024. Based on the closing prices on December 31, 2023, this represented an annual dividend yield of approximately 0.65%. Subsequent quarterly dividends will be paid within 45 days of each record date of March 31, 2024, June 30, 2024, and September 30, 2024.

Redemption and Retirement of Preferred Stock

On August 29, 2023, the Board approved the redemption and retirement of its Series B Preferred and Series B-1 Preferred for their stated value, or $10.70 for each share of Preferred Stock, resulting in an aggregate purchase price of $8,964,214 (the “Preferred Redemption”).  The Preferred Redemption is to occur over the next three years from August 29, 2023.

As of December 31, 2023, a total of zero shares of Series B Preferred and 70,093 shares of Series B-1 Preferred were redeemed and retired, for aggregate consideration of $0 and $749,995 in the case of Series B Preferred and Series B-1 Preferred, respectively, resulting in a total of 625,375 shares of Series B Preferred and 142,309 shares of Series B-1 Preferred issued and outstanding at December 31, 2023.

Global Pandemics, Bank Failures, and Geopolitical Conflicts

The impact of global pandemics, including COVID 19, banking failures, geopolitical conflicts, including the war in Ukraine and tensions in the Middle East, creates much uncertainty in the global marketplace. Management continues to monitor the ongoing impact of these events on all aspects of its business, including how they impact its services, customers, employees, vendors, and business partners now and in the future. While these events did not materially adversely affect the Company’s financial results and business operations during the year ended June 30, 2023 or during the six months ended December 31, 2023, we are unable to predict the impact that these events, including geopolitical conflicts, will have on its future financial position and operating results due to numerous uncertainties.

Federal Regulation & Traceability: FSMA 204(d) and USDA SOE

In 2020, the United States Food & Drug Administration (“FDA”) announced the “New Era of Smarter Food Safety” blueprint. It “outlines achievable goals to enhance traceability, improve predictive analytics, respond more rapidly to outbreaks, address new business models, reduce contamination of food, and foster the development of stronger food safety cultures.”

In November, 2022, the FDA announced the final rule on the Food Safety Modernization Act Section 204(d) (“FSMA 204”) - Traceability for High-Risk Foods.

On January 20, 2023, the rule became effective and applies to any person or Company that manufactures, processes, packs or hold foods the FDA considers to be high risk for food borne illness, the so-called Food Traceability List (“FTL”). The FTL is comprised of 16 product categories of food, which represent thousands of products commonly sold in grocery and convenience stores, and all restaurants. As a result, every grocery distributor, wholesaler and retailer, and the food service supply chain, must now institute a traceability program that enables the capture, creation and sharing of specific Key Data Elements (“KDEs”) prescribed by the FDA and required for traceability, at each designated Critical Tracking Event (“CTE”) in the supply chain, for thousands of items.

FSMA 204 requires the traceability data records to be stored for two years, and be retrievable such that specific data records can be presented within 24 hours of a request from the FDA. FSMA 204 is ultimately about supply chain data recording record keeping, resulting is an enormous amount of data to manage, across more than one million supply chain and retail facilities.

The deadline for compliance with FSMA 204 is January 20, 2026, and nearly every company impacted will require some type of technical systems support to meet the requirement.

While the FTL includes thousands of product types, the FDA has made it clear in its communications that the list is only the beginning. The FDA states that it would “encourage the voluntary adoption of these practices industry-wide,” There are some strong early indications that the industry will move to complete traceability of all food products within the next few years.

In January of 2023, the United States Department of Agriculture (the “USDA”), which governs the National Organic Program, instituted new requirements under the Strengthening Organic Enforcement (“SOE”) rule. This rule will be enforced beginning in March 2024. The SOE is designed to reduce the amount of fraud in the organic products industry by increasing the requirements for facility certification and traceability of organic products. The timing and scope of the SOE traceability requirement will accelerate the adoption of traceability solutions across the entire food supply chain, much sooner than many anticipated.

In December 2023, one of the largest grocery retail chains in the US sent their suppliers a communication detailing their new traceability program requirements for ALL food products, not just the FDA required foods, with a deadline for compliance of June 2025, significantly earlier than the FDA FSMA 204 compliance deadline. It’s estimated that this new requirement could impact up to 20,000 food companies. If history is any indicator, we expect other large chains will follow the precedent set by this industry leader, resulting in effectively every supplier of food products sold in the United States will have the ability to simply and cost effectively share traceability data with their customers.

Traceability is, by definition, a supply chain data management issue, which is ReposiTrak’s core expertise. That’s why we’ve made it our goal to develop a traceability solution that’s easy, inexpensive and exceeds FDA’s requirements. The ReposiTrak Traceability Network (“RTN”) is now the largest and fastest growing traceability solution, connecting thousands of supplier locations to thousands of food wholesaler and retail locations, using low cost, easy to deploy technology, on the ReposiTrak platform. As the largest connected network of food suppliers, wholesalers and retailers in the world, the ReposiTrak Traceability Network is well positioned to provide end-to-end traceability to provide a safer food supply chain, tighten controls on food waste, and implement a food recall response that saves lives and money.

Results of Operations

Comparison of the Three Months Ended December 31, 2023 to the Three Months Ended December 31, 2022.

Revenue

	Fiscal Quarter Ended December 31,		Variance
	2023	2022	Dollars	Percent
Revenue	$5,125,751	$4,750,513	$375,238	8%

Revenue was $5,125,751 and $4,750,513 for the three months ended December 31, 2023 and 2022, respectively, a 8% increase year-over-year. The increase in revenue was due to revenue growth in subscription, services and other recurring revenue. This is the result of growing industry and consumer concern of food contaminations and food safety hazards, whether biological, chemical, physical, or allergenic. The risks have elevated regulatory requirements, documentation requisites, and principally “where does your food come from” transparency on grocery retailers and their suppliers.  As more and more retailers, wholesalers and distributors adopt the risk concerns and disclosure requirements, the Company has seen a corresponding rising demand for its services.

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

Cost of Services and Product Support

	Fiscal Quarter Ended December 31,		Variance
	2023	2022	Dollars	Percent
Cost of services and product support	$973,287	$866,642	$106,645	12%
Percent of total revenue	19%	18%

Cost of services and product support was $973,287 and $866,642 for the three months ended December 31, 2023 and 2022, respectively, a 12% increase. This $106,645 increase is primarily the result of increased developer headcount and support services in effort to support the acceleration and expansion of the FSMA 204 initiative. Given the demand in traceability, the Company expended additional resources on further upgrading its security and confidentiality protocols to increase protection of customer data.

Sales and Marketing Expense

	Fiscal Quarter Ended December 31,		Variance
	2023	2022	Dollars	Percent
Sales and marketing	$1,264,377	$1,226,812	$37,565	3%
Percent of total revenue	25%	26%

Sales and marketing expense was $1,264,377 and $1,226,812 for the three months ended December 31, 2023 and 2022, respectively, a 3% increase. The increase in sales and marketing expense was primarily the result of an increase in trade show expense, investment in FSMA 204 traceability marketing, and higher sales travel expense. As the pandemic continues to abate, customers and prospects are returning to the “new normal” requiring in person meetings. The largest contributor to the increase in sales and marketing expense has been an increase in travel cost and trade shows. We believe this trend will continue as many of our trading partners and industry associations will continue to require our assistance in addressing their compliance and supply chain needs particularly in the case of the 2026 traceability deadline.

General and Administrative Expense

	Fiscal Quarter Ended December 31,		Variance
	2023	2022	Dollars	Percent
General and administrative	$1,347,278	$1,252,357	$94,921	8%
Percent of total revenue	26%	26%

General and administrative expense was $1,347,278 and $1,252,357 for the three months ended December 31, 2023 and 2022, respectively, an 8% increase. The increase in general and administrative expense was primarily due to increased salary expense and a rise in general operating costs caused by increased inflation and overall current market conditions. Those costs include but not limited to liability insurance, employee benefits, and other regulatory SOC compliance requirements.

Depreciation and Amortization Expense

	Fiscal Quarter Ended December 31,		Variance
	2023	2022	Dollars	Percent
Depreciation and amortization	$299,958	$229,160	$70,798	31%
Percent of total revenue	6%	5%

Depreciation and amortization expense was $299,958 and $229,160 for the three months ended December 31, 2023 and 2022, respectively, an increase of 31%. The increase was due to additional assets acquired in the prior fiscal year. Given the rising global hacks on software companies, banks, and financial institutions, we spent approximately $420,000 on security, backup, storage, and redundancy. We believe this spending for hardware and software will continue for the foreseeable future as we continue to invest in our technology infrastructure, data warehousing and security initiatives. The upgrades were financed through a leasing agent with an effective APR rate of 4.45%.

Other Income and Expense

	Fiscal Quarter Ended December 31,		Variance
	2023	2022	Dollars	Percent
Net other income (expense)	$324,325	$149,802	$174,523	117%
Percent of total revenue	6%	3%

Net other income was $324,325 for the three months ended December 31, 2023, compared to net other income of $149,802 for the three months ended December 31, 2022. Other income increased due to an increase in interest income attributable to elevated interest rates on fixed income instruments on excess cash.

Preferred Dividends

	Fiscal Quarter Ended December 31,		Variance
	2023	2022	Dollars	Percent
Preferred dividends	$146,611	$146,611	$-	-%
Percent of total revenue	3%	3%

Preferred dividends accrued on the Company’s Preferred Stock was $146,611 for the three months ended December 31, 2023 and for the three months ended December 31, 2022. Dividends remained flat in the comparable periods.

Comparison of the Six Months Ended December 31, 2023 to the Six Months Ended December 31, 2022.

Revenue

	Six Months Ended December 31,		Variance
	2023	2022	Dollars	Percent
Revenue	$10,185,863	$9,470,990	$714,873	8%

Revenue was $10,185,863 and $9,470,990 for the six months ended December 31, 2023 and 2022, respectively, an 8% increase year-over-year. The increase in revenue was due to revenue growth in subscription, services and other recurring revenue. This is the result of growing industry and consumer concern of food contaminations and food safety hazards, whether biological, chemical, physical, or allergenic. The risks have elevated regulatory requirements, documentation requisites, and principally “where does your food come from” transparency on grocery retailers and their suppliers.  As more and more retailers, wholesalers and distributors adopt the risk concerns and disclosure requirements, the Company has seen a corresponding rising demand for its services particularly in the case of traceability requirements in accordance with FSMA 204.

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

Cost of Services and Product Support

	Six Months Ended December 31,		Variance
	2023	2022	Dollars	Percent
Cost of services and product support	$1,739,621	$1,699,346	$40,275	2%
Percent of total revenue	17%	18%

Cost of services and product support was $1,739,621 and $1,699,346 for the six months ended December 31, 2023 and 2022, respectively, a 2% increase. This $40,275 increase is primarily the result of increased developer headcount and support services in effort to support the acceleration and expansion of the FSMA 204 initiative. Given the demand in traceability the Company has expended additional resources on further upgrading its security and confidentiality to increase protection of customer data.

Sales and Marketing Expense

	Six Months Ended December 31,		Variance
	2023	2022	Dollars	Percent
Sales and marketing	$2,769,878	$2,427,071	$342,807	14%
Percent of total revenue	27%	26%

Sales and marketing expense was $2,769,878 and $2,427,071 for the six months ended December 31, 2023 and 2022, respectively, a 14% increase. The increase in sales and marketing expense was primarily the result of an increase in trade show expense, investment in FSMA 204 traceability marketing, and higher sales travel expense. As the pandemic continues to abate, many customers and prospects are returning to the “new normal” requiring in person meetings. The largest contributor to the increase in sales and marketing expense has been an increase in travel cost and trade shows. We believe this trend will continue as many of our trading partners and industry associations will continue to require our assistance in addressing their compliance and supply chain needs.

General and Administrative Expense

	Six Months Ended December 31,		Variance
	2023	2022	Dollars	Percent
General and administrative	$2,626,601	$2,475,819	$150,782	6%
Percent of total revenue	26%	26%

General and administrative expense was $2,626,601 and $2,475,819 for the six months ended December 31, 2023 and 2022, respectively, a 6% increase. The increase in general and administrative expense was primarily due to increased salary expense and a rise in general operating costs caused by increased inflation and overall current market conditions.

Depreciation and Amortization Expense

	Six Months Ended December 31,		Variance
	2023	2022	Dollars	Percent
Depreciation and amortization	$608,903	$465,166	$143,737	31%
Percent of total revenue	6%	5%

Depreciation and amortization expense was $608,903 and $465,166 for the six months ended December 31, 2023 and 2022, respectively, an increase of 31%. The increase was due to additional assets acquired in the prior fiscal year. Given the rising global hacks on software companies, banks, and financial institutions, we spent approximately $420,000 on security, backup, storage, and redundancy. The upgrades were financed through a leasing agent with an effective APR rate of 4.45%.

Other Income and Expense

	Six Months Ended December 31,		Variance
	2023	2022	Dollars	Percent
Net other income (expense)	$603,328	$266,874	$336,454	126%
Percent of total revenue	6%	3%

Net other income was $603,328 for the six months ended December 31, 2023, compared to net other income of $266,874 for the six months ended December 31, 2022. Other income increased due to an increase in interest income attributable to elevated interest rates on fixed income instruments on excess cash. When the Federal Reserve begins to cut rates in the future, it is unlikely the Company will be able to maintain the same interest income on its existing cash balances without taking additional credit risk.

Preferred Dividends

	Six Months Ended December 31,		Variance
	2023	2022	Dollars	Percent
Preferred dividends	$293,222	$293,222	$-	-%
Percent of total revenue	3%	3%

Dividends accrued on the Company’s Series B-1 Preferred was $293,222 for the six months ended December 31, 2023 and for the six months ended December 31, 2022. Dividends remained flat in the comparable periods.

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

	As of		Variance
	December 31, 2023	June 30, 2023	Dollars	Percent
Cash and cash equivalents	$23,253,071	$23,990,879	$(737,808)	-3%

We have historically funded our operations with cash from operations, equity financings, and borrowings from our existing line of credit with U.S. Bank N.A. (the “Bank”), which was revised on October 6, 2021, and again in 2022.

Cash was $23,253,071 and $23,990,879 at December 31, 2023 and June 30, 2023, respectively. This 3% decrease is primarily the result of the purchase of Common Stock under our Share Repurchase Program, the payment of dividends on both the Preferred Stock and Common Stock, and the redemption and retirement of shares of the Preferred Stock during the period.

Net Cash Flows from Operating Activities

	Six Months Ended December 31,		Variance
	2023	2022	Dollars	Percent
Cash provided by operating activities	$2,451,947	$3,299,992	$(848,045)	-26%

Net cash provided by operating activities is summarized as follows:

	Six Months Ended December 31,
	2023	2022
Net income	$2,829,697	$2,550,456
Noncash expense and income, net	960,114	1,003,485
Net changes in operating assets and liabilities	(1,337,864)	(253,949)
	$2,451,947	$3,299,992

Net cash provided by operating activities for the six months ended December 31, 2023 was $2,451,947 as compared to net cash provided by operating activities of $3,299,992 for the six months ended December 31, 2022. Net cash provided by operating activities decreased 26% due principally to an increase in accounts receivable and a decrease in accounts payable. Noncash expense decreased by $43,371 in the six months ended December 31, 2023, compared to six months ended December 31, 2022 as a result of a decrease in bad debt expense and stock compensation expense offset by an increase in depreciation and amortization.

Net Cash Flows from Investing Activities

	Six Months Ended December 31,		Variance
	2023	2022	Dollars	Percent
Cash used in investing activities	$(16,427)	$(270,854)	$(254,427)	-94%

Net cash used in investing activities for the six months ended December 31, 2023 was $16,427 compared to net cash used in investing activities of $270,854 for the six months ended December 31, 2022. This decrease in cash used in investing activities for the six months ended December 31, 2023 was due to purchases of property and equipment in the prior fiscal year during the six months ended December 31, 2022 that did not occur in the same period in 2023.

Net Cash Flows from Financing Activities

	Six Months Ended December 31,		Variance
	2023	2022	Dollars	Percent
Cash used in financing activities	$(3,173,328)	$(3,089,831)	$83,497	3%

Net cash used in financing activities totaled $3,173,328 for the six months ended December 31, 2023, as compared to cash used in financing activities of $3,089,831 for the six months ended December 31, 2022. The increase in net cash used in financing activities is primarily attributable to the payment of Common Stock dividends, the purchase of Common Stock under the Share Repurchase Program, and the redemption and retirement of shares of Preferred Stock offset by decrease in cash payments due to the payoff of our line of credit arrangement with the Bank in the prior fiscal year.

Liquidity and Working Capital

At December 31, 2023, the Company had positive working capital of $23,298,163, as compared with positive working capital of $23,042,199 at June 30, 2023. This $255,964 increase in working capital is primarily due to an increase in accounts receivable and decrease in prepaid and other assets offset by a decrease in contract liabilities and an increase in deferred revenue. Cash and cash equivalents also decreased due to payment of quarterly Preferred Stock dividends, quarterly Common Stock dividend, buyback of Common Stock, and the redemption and retirement of Preferred Stock.

	As of December 31,	As of June 30,	Variance
	2023	2023	Dollars	Percent
Current assets	$27,569,568	$27,274,620	$294,948	1%

Current assets totaled $27,569,568 as of December 31, 2023, as compared to $27,274,620 as of June 30, 2023. The increase in current assets is primarily attributable to the decrease in cash, prepaid expense and other current assets offset by an increase in accounts receivables.

	As of December 31,	As of June 30,	Variance
	2023	2023	Change	Percent
Current liabilities	$4,271,405	$4,232,421	$38,984	1%
Current ratio	6.45	6.44	0.01	-%

Current liabilities totaled $4,271,405 as of December 31, 2023 as compared to $4,232,421 as of June 30, 2023. The increase in current liabilities is primarily attributable to the increase in deferred revenue offset by a decrease in accounts payable and financing lease liabilities. As of December 31, 2023, the Company has zero bank debt.

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

On April 28, 2023, the Company and the Bank executed an amendment to the Credit Agreement (the “Amendment”), with an effective date of March 31, 2023. The Amendment to the Credit Agreement sets forth that (1) the Company will increase its liquidity requirement from $10 million to $12 million, which the Company currently maintains over $22 million in cash and a current ratio of over 6:1, and (2) draws on the facility accrue interest at the annual rate, equal to 1.75% plus the one-month SOFR rate, instead of the previous LIBOR rate. As of December 31, 2023, the balance of the facility was zero. The Company had zero bank debt at December 31, 2023.

While no assurances can be given, management currently believes that the Company will continue to increase its cash flow from operations and working capital position in subsequent periods. The Company’s increase in anticipated cash flow from operations and working capital position is expected to be offset by the use of cash required to fund the Company’s quarterly cash dividends of $0.015 per share, announced on September 28, 2022, December 30, 2022, February 10, 2023, March 21, 2023, June 20, 2023, September 19, 2023, and of $0.0165 per share, announced on December 12, 2023, as well as the  redemption and retirement of the Company’s Series B Convertible Preferred Stock and Series B-1 Preferred Stock (together, the “Preferred Stock”) for their stated value, or $10.70 for each share of Preferred Stock, resulting in an aggregate purchase price of $8,964,214 (the “Preferred Redemption”).

The Preferred Redemption is to occur over the next three years from August 29, 2023.  As of December 31, 2023, a total of zero shares of Series B Preferred and 70,093 shares of Series B-1 Preferred were redeemed and retired, for aggregate consideration of $0 and $749,995 in the case of Series B Preferred and Series B-1 Preferred, respectively. The Company believes it will have adequate cash resources to fund its operations, satisfy its debt obligations, and fund its anticipated quarterly cash dividends and Preferred Redemption for at least the next 12 months.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenue, and results of operation, liquidity or capital expenditures.

Contractual Obligations

Total contractual obligations and commercial commitments as of December 31, 2023 are summarized in the following table:

	Operating Leases	Financing Leases
Less than 1 Year	$74,380	$224,200
1-3 Years	155,520	83,771
3-5 Years	94,889	-
Total lease payments	324,789	307,970
Less imputed interest	(31,587)	(7,751)
Total	$293,202	$300,219

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

Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. At December 31, 2023, our debt portfolio was composed of (1) Bank Line of Credit – SOFR + 1.75%.  The balance is zero.  (2) Leases – Effective APR Fixed is 4.55%. Total lease obligations are on a three-year straight-line basis.  The total cost is less than $400,000.

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, 2023:

Cash:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$23,253,071	5.05%

ITEM 4.	CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2023 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

REPOSITRAK, INC.

Date: February 14, 2024	By:	/s/ Randall K. Fields
Randall K. Fields
Chair of the Board and Chief Executive Officer (Principal Executive Officer)

REPOSITRAK, INC.

Date: February 14, 2024	By:	/s/ John R. Merrill
John R. Merrill
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)