Form 10-Q
period 2024-03-31
ReposiTrak, Inc.
filed 2024-05-15
CIK 50471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to .

Commission File Number 001-34941

REPOSITRAK, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of May15, 2024, 18,223,893 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

REPOSITRAK, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPOSITRAK, INC.

Consolidated Condensed Balance Sheets (Unaudited)

	March 31, 2024	June 30, 2023
Assets
Current Assets
Cash and cash equivalents	$24,452,680	$23,990,879
Receivables, net of allowance for doubtful accounts of $226,198 and $170,103 at March 31, 2024 and June 30, 2023, respectively	3,776,472	2,523,019
Contract asset – unbilled current portion	147,520	186,959
Prepaid expense and other current assets	451,041	573,763
Total Current Assets	28,827,713	27,274,620

Property and Equipment, net	591,724	986,300

Other Assets:
Deposits and other assets	22,414	22,414
Prepaid expense – less current portion	6,677	36,282
Contract asset – unbilled long-term portion	108,052	108,052
Operating lease – right-of-use asset	265,726	310,796
Customer relationships	164,250	262,800
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	463,036	698,281
Total Other Assets	21,914,041	22,322,511

Total Assets	$51,333,478	$50,583,431

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$510,412	$431,387
Accrued liabilities	1,390,232	1,620,000
Contract liability – deferred revenue	2,466,262	1,903,001
Operating lease liability – current	62,725	58,771
Notes payable and financing leases – current	215,274	219,262
Total Current Liabilities	4,644,905	4,232,421

Long-Term Liabilities
Operating lease liability – less current portion	215,676	263,047
Notes payable and financing leases – less current portion	-	206,032
Total Liabilities	4,860,581	4,701,500

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 625,375 shares issued and outstanding at March 31, 2024 and June 30, 2023;	6,254	6,254
Series B-1 Preferred, 550,000 shares authorized; 72,216 and 212,402 shares issued and outstanding at March 31, 2024 and June 30, 2023, respectively	722	2,124
Common Stock, $0.01 par value, 50,000,000 shares authorized; 18,221,527 and 18,309,051 issued and outstanding at March 31, 2024 and June 30, 2023, respectively	182,218	183,093
Additional paid-in capital	65,277,419	67,732,887
Accumulated other comprehensive loss	(31,006)	-
Accumulated deficit	(18,962,710)	(22,042,427)
Total Stockholders’ Equity	46,472,897	45,881,931
Total Liabilities and Stockholders’ Equity	$51,333,478	$50,583,431

See accompanying notes to consolidated condensed financial statements.

REPOSITRAK, INC.

Consolidated Condensed Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

Revenue	$5,084,866	$4,824,101	$15,270,729	$14,295,091

Operating expense:
Cost of services and product support	831,912	840,272	2,571,533	2,539,618
Sales and marketing	1,349,838	1,239,946	4,119,716	3,667,017
General and administrative	1,352,197	916,237	3,978,798	3,392,056
Depreciation and amortization	288,576	305,864	897,479	771,030
Total operating expense	3,822,523	3,302,319	11,567,526	10,369,721

Income from operations	1,262,343	1,521,782	3,703,203	3,925,370

Other income (expense):
Interest income	350,691	275,941	925,297	554,299
Interest expense	(8,036)	(9,771)	(21,956)	(52,481)
Unrealized gain (loss) on short term investments	5,429	35,068	48,071	(3,753)
Other gain	-	-	-	70,047
Income before income taxes	1,610,427	1,823,020	4,654,615	4,493,482

(Provision) for income taxes:	(60,000)	(160,000)	(274,491)	(280,006)
Net income	1,550,427	1,663,020	4,380,124	4,213,476

Dividends on preferred stock	(134,345)	(146,611)	(427,567)	(439,833)

Net income applicable to common shareholders	$1,416,082	$1,516,409	$3,952,557	$3,773,643

Weighted average shares, basic	18,194,000	18,394,000	18,194,000	18,408,000
Weighted average shares, diluted	18,954,000	18,751,000	18,874,000	18,702,000
Basic income per share	$0.08	$0.08	$0.22	$0.20
Diluted income per share	$0.08	$0.08	$0.21	$0.20
Comprehensive income:
Net income	$1,550,427	1,663,020	4,380,124	4,213,476
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(25,102)	-	(31,006)	-

Total comprehensive income	$1,525,325	1,663,020	4,349,118	4,213,476

See accompanying notes to consolidated condensed financial statements.

REPOSITRAK, INC.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$4,380,124	$4,213,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	897,479	771,030
Amortization of operating right-of-use asset	45,070	43,019
Stock compensation expense	260,853	315,216
Bad debt expense	225,000	1,200,000
(Increase) decrease in:
Accounts receivables	(1,439,014)	86,972
Long-term receivables, prepaids and other assets	751	655,391
Increase (decrease) in:
Accounts payable	79,025	(309,812)
Operating lease liability	(43,417)	(39,777)

Accrued liabilities	(58,391)	122,744
Deferred revenue	563,261	7,631
Net cash provided by operating activities	4,910,741	7,065,890

Cash flows from investing activities:
Purchase of property and equipment	(17,532)	(133,944)
Capitalization of software costs	-	(769,243)
Purchase of marketable securities	(31,006)	-
Net cash (used in) investing activities	(48,538)	(903,187)

Cash flows from financing activities:
Net (decrease) in lines of credit	-	(2,590,907)
Common Stock buyback/retirement	(1,515,574)	(981,194)
Redemption of series B-1 preferred	(1,499,990)	-
Proceeds from employee stock plan	111,839	92,728
Dividends paid	(1,286,657)	(993,037)
Payments on notes payable and capital leases	(210,020)	(209,748)
Net cash used in financing activities	(4,400,402)	(4,682,158)

Net increase (decrease) in cash and cash equivalents	461,801	1,480,545

Cash and cash equivalents at beginning of period	23,990,879	21,460,948
Cash and cash equivalents at end of period	$24,452,680	$22,941,493

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$317,944	$264,486
Cash paid for interest	$11,711	$52,481
Cash paid for operating leases	$54,606	$53,015

Supplemental disclosure of non-cash investing and financing activities:
Common stock to pay accrued liabilities	$445,980	$256,977
Dividends accrued on preferred stock	$427,567	$439,833

See accompanying notes to consolidated condensed financial statements.

REPOSITRAK, INC.

Consolidated Condensed Statements of Stockholders’ Equity (Deficit) (Unaudited)

Nine months Ended March 31, 2024

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance, June 30, 2023	625,375	$6,254	212,402	$2,124	18,309,051	$183,093	$67,732,887	$(22,042,427)	-	$45,881,931
Stock issued for:
Accrued compensation	-	-	-	-	3,716	37	37,463	-	-	37,500
Employee stock plan	-	-	-	-	13,326	133	57,610	-	-	57,743
Stock buyback	-	-	-	-	(155,025)	(1,550)	(1,320,532)	-	-	(1,322,082)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	-	(146,611)
Common Stock Dividends-Declared	-	-	-	-	-	-	-	(272,566)	-	(272,566)
Net income	-	-	-	-	-	-	-	1,378,548	-	1,378,548
Balance, September 30, 2023	625,375	$6,254	212,402	$2,124	18,171,068	$181,713	$66,507,428	$(21,083,056)	$-	$45,614,463
Stock issued for:
Accrued compensation	-	-	-	-	9,674	97	72,403	-	-	72,500
Employee stock plan	-	-	-	-	-	-	-	-	-	-
Stock buyback	-	-	-	-	(22,012)	(220)	(193,272)	-	-	(193,492)
Preferred Stock redemption	-	-	(70,093)	(701)	-	-	(749,294)	-	-	(749,995)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	-	(146,611)
Common Stock Dividends-Declared	-	-	-	-	-	-	-	(299,619)	-	(299,619)
Net income	-	-	-	-	-	-	-	1,451,149	-	1,451,149
Other comprehensive loss	-	-	-	-	-	-	-	-	(5,904)	(5,904)
Balance, December 31, 2023	625,375	$6,254	142,309	$1,423	18,158,730	$181,590	$65,637,265	$(20,078,137)	$(5,904)	$45,742,491
Stock issued for:
Accrued compensation					56,488	565	335,415			335,980
Employee stock plan					6,309	63	54,033			54,096
Stock buyback										-
Preferred Stock redemption			(70,093)	(701)			(749,294)			(749,995)
Preferred Dividends-Declared								(134,345)		(134,345)
Common Stock Dividends-Declared								(300,655)		(300,655)
Net income								1,550,427		1,550,427
Other comprehensive loss									(25,102)	(25,102)
Balance, March 31, 2024	625,375	$6,254	72,216	$722	18,221,527	$182,218	$65,277,419	$(18,962,710)	$(31,006)	$46,472,897

Nine months Ended March 31, 2023

	Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2022	625,375	$6,254	212,402	$2,124	18,460,538	$184,608	$68,653,361	$(25,943,287)	$42,903,060
Stock issued for:
Accrued compensation	-	-	-	-	15,603	156	76,717	-	76,873
Employee stock plan	-	-	-	-	13,064	131	48,772	-	48,903
Stock buyback	-	-	-	-	(20,859)	(209)	(103,448)	-	(103,657)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)
Common Stock Dividends-Declared	-	-	-	-	-	-	-	(277,162)	(277,162)
Net income	-	-	-	-	-	-	-	1,285,112	1,285,112
Balance, September 30, 2022	625,375	$6,254	212,402	$2,124	18,468,346	$184,686	$68,675,402	$(25,081,948)	$43,786,518

Stock issued for:
Accrued compensation	-	-	-	-	14,691	147	75,175	-	75,322
Stock buyback	-	-	-	-	(88,741)	(888)	(447,378)	-	(448,266)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)
Common Stock Dividends-Declared	-	-	-	-	-	-	-	(275,914)	(275,914)
Net income	-	-	-	-	-	-	-	1,265,344	1,265,344
Balance, December 31, 2022	625,375	$6,254	212,402	$2,124	18,394,296	$183,945	$68,303,199	$(24,239,129)	$44,256,393

Stock issued for:
Accrued compensation	-	-	-	-	19,036	190	104,592	-	104,782
Employee stock plan	-	-	-	-	11,583	116	43,709	-	43,825
Stock buyback	-	-	-	-	(74,150)	(741)	(428,530)	-	(429,271)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	(146,611)
Common Stock Dividends-Declared	-	-	-	-	-	-	-	(275,261)	(275,261)
Net income	-	-	-	-	-	-	-	1,663,020	1,663,020
Balance, March 31, 2023	625,375	$6,254	212,402	$2,124	18,350,765	$183,510	$68,022,970	$(22,997,981)	$45,216,877

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

Basis of Financial Statement Presentation

The interim financial information of the Company as of March 31, 2024 and for the three and nine months ended March 31, 2024 is unaudited, and the balance sheet as of June 30, 2023 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. GAAP. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2023. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended March 31, 2024 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2024. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2023.

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in current and other assets in our consolidated balance sheets and primarily relate to unbilled amounts on fixed-price contracts utilizing the output method of revenue recognition. The table below shows movements in contract assets:

Contract assets
Balance – June 30, 2023	$295,011
Revenue recognized during the period but not billed	-
Amounts reclassified to accounts receivable	(10,000)
Other	(29,439)
Balance – March 31, 2024	$255,572 (1)

(1)	Contract asset balances for March 31, 2024 include a current and a long-term contract asset of $147,520 and $108,052, respectively.

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

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period:

Contract liability
Balance – June 30, 2023	$1,903,001
Amounts billed but not recognized as revenue	1,767,483
Revenue recognized related to the opening balance of deferred revenue	(1,204,222)
Balance – March 31, 2024	$2,466,262

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

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by contract-type. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market, and other economic factors:

	Three Months Ended		Nine months Ended
	March 31,		March 31,
	2024	2023	2024	2023

Recurring revenue – subscription and support services	$5,078,866	$4,811,634	$15,250,302	$14,232,827
Non-recurring revenue – setup and training services	6,000	12,467	20,427	62,264
	$5,084,866	$4,824,101	$15,270,729	$14,295,091

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

For the three and nine months ended March 31, 2024 and 2023, warrants to purchase 23,737 shares of our common stock at an exercise price of $10.00 per share were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average price of common stock for the quarter.

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine months Ended
	March 31,		March 31,
	2024	2024	2023	2023
Numerator
Net income applicable to common shareholders	$1,416,082	$1,516,409	$3,952,557	$3,773,643

Denominator
Weighted average common shares outstanding, basic	18,194,000	18,394,000	18,194,000	18,408,000
Warrants to purchase Common Stock	760,000	357,000	680,000	294,000
Weighted average common shares outstanding, diluted	18,954,000	18,751,000	18,874,000	18,702,000

Net income per share
Basic	$0.08	$0.08	$0.22	$0.20
Diluted	$0.08	$0.08	$0.21	$0.20

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications have no impact on the previously reported results.

NOTE 3.	EQUITY

Restricted Stock Units	Restricted Stock Units	Weighted Average Grant Date Fair Value ($/share)

Outstanding at June 30, 2023	907,451	$5.30
Granted	15,130	10.55
Vested and issued	(58,437)	5.66
Forfeited	-	-
Outstanding at March 31, 2024	864,144	$5.37

As of March 31, 2024, there were zero restricted stock units outstanding that had vested but for which shares of Common Stock had not yet been issued pursuant to the terms of the applicable agreement.

As of March 31, 2024, there was approximately $4.6 million of unrecognized stock-based compensation obligations under our equity compensation plans. The stock-based compensation obligation is in connection with certain employment agreements which have a deferral option at the Board’s discretion. At the end of the deferral period, the stock-based compensation expense associated with the obligation is expected to be recognized on a straight-line basis over a period of three years.

Warrants

Outstanding warrants were issued in connection with private placements of the Company’s Common Stock and with the restructuring of the Series B Preferred that occurred in March of 2018. The following table summarizes information about fixed stock warrants outstanding at March 31, 2024:

Warrants Outstanding at March 31, 2024				Warrants Exercisable at March 31, 2024
Range of exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.00	1,085,068	1.85	$4.00	1,085,068	$4.00
$10.00	23,737	1.82	$10.00	23,737	$10.00
	1,108,805	1.85	$4.13	1,108,805	$4.13

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

As of March 31, 2024, a total of 625,375 shares of Series B Preferred and 72,216 shares of Series B-1 Preferred were issued and outstanding. Since inception, a total of 140,186 Preferred shares at the redemption price of $10.70 per share have been redeemed for a total of $1,499,990.

The following table provides information about the redemption and retirement of the Series B Preferred during the nine months ended March 31, 2024:

	Series B Preferred
Period (1)	Total Number of Shares Redeemed	Price Paid Per Share	Dollars Expended by Period under the Preferred Redemption	Remaining Amount Available for Future Preferred Redemption
July 1, 2023 – September 30, 2023:	-	$10.70	$-	$
October 1, 2023 – December 31, 2023:	-	$10.70	$-		$6,691,513
January 1, 2024 – March 31, 2024:	-	$10.70	$-		$6,691,513
Total	-		$-		$6,691,513

The following table provides information about the redemption and retirement of the Series B-1 Preferred during the three months ended March 31, 2024:

	Series B-1 Preferred
Period (1)	Total Number of Shares Redeemed	Price Paid Per Share	Dollars Expended by Period under the Preferred Redemption	Remaining Amount Available for Future Preferred Redemption
July 1, 2023 – September 30, 2023:	-	$10.70	$-	$
October 1, 2023 – December 31, 2023:	70,093	$10.70	$749,995		$1,522,706
January 1, 2024 – March 31, 2024:	70,093	$10.70	$749,995		$772,711
Total	140,186		$1,499,990		$772,711

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

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

Since inception of the Share Repurchase Program through March 31, 2024, a total of $21,000,000 in shares of Common Stock have been approved under the Share Repurchase Program, and 2,122,703 shares of Common Stock have been repurchased at an average purchase price of $6.13, resulting in $7,992,206 remaining available to repurchase under the current Share Repurchase Program. From time-to-time, our Board of Directors may authorize further increases to our Share Repurchase Program. In addition, the Share Repurchase Program may also be suspended for periods of time or discontinued at any time, at the Board’s discretion.

The following table provides information about repurchases of our Common Stock registered pursuant to Section 12 of the Exchange Act, during the three months ended March 31, 2024:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Dollars Expended by Period Under the Plans or Programs	Remaining Amount Available for Future Share Repurchases Under the Plans or Programs
July 1, 2023 – September 30, 2023	155,025	$8.53	$1,322,082	$8,185,698
October 1, 2023 – December 31, 2023:	22,012	$8.79	$193,492	$7,992,206
January 1, 2024 – March 31, 2024:	-	$-	$-	$7,992,206

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

NOTE 4.	RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2024, the Company continued to be a party to a service agreement (the “Service Agreement”) with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields, FMI’s designated executive, who also serves as the Company’s Chair of the Board of Directors, controls FMI. The Company had no payables to FMI under the Service Agreement as of March 31, 2024 or June 30, 2023. During the nine months ended March 31, 2024 and 2023, the Company paid FMI $727,352 and $693,045, respectively, in connection with the Service Agreement.

During the nine months ended March 31, 2024, the Company, the Company redeemed and retired $1,499,990 in Series B-1 Preferred from Mr. Randall K. Fields, affiliates of Mr. Fields, and Robert W. Allen. Mr. Allen is a director of the Company.

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

Transfer of listing from NASDAQ to NYSE

The Company filed a Registration Statement on Form 8-A in connection with the transfer of the listing of its common stock, par value $0.01 per share (“Common Stock”), from the Nasdaq Capital Market of The Nasdaq Stock Market LLC (“Nasdaq”) to the New York Stock Exchange (the “NYSE”). The Company commenced the trading of its Common Stock on the NYSE on November 2, 2023 under the symbol “TRAK.” Trading on the Nasdaq Capital Market ceased concurrently with the NYSE listing.

Dividend Payment

On March 18, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.0165 per share ($0.066 per year), payable to shareholders of record on March 28, 2024, which were paid to shareholders of record on or about May 10, 2024. Based on the closing prices on March 31, 2024, this represented an annual dividend yield of approximately 0.42%. Subsequent quarterly dividends will be paid within 45 days of each record date of June 30, 2024, September 30, 2024 and December 31, 2024

Redemption and Retirement of Preferred Stock

On August 29, 2023, the Board approved the redemption and retirement of its Series B Preferred and Series B-1 Preferred for their stated value, or $10.70 for each share of Preferred Stock, resulting in an aggregate purchase price of $8,964,214 (the “Preferred Redemption”).  The Preferred Redemption is to occur over the next three years from August 29, 2023.

As of March 31, 2024, a total of zero shares of Series B Preferred and 140,186 shares of Series B-1 Preferred were redeemed and retired, for aggregate consideration of $0 and $1,499,990 in the case of Series B Preferred and Series B-1 Preferred, respectively, resulting in a total of 625,375 shares of Series B Preferred and 72,216 shares of Series B-1 Preferred issued and outstanding at March 31, 2024.

Global Pandemics, Bank Failures, and Geopolitical Conflicts

The impact of global pandemics, including COVID 19, banking failures, geopolitical conflicts, including the war in Ukraine and tensions in the Middle East, creates much uncertainty in the global marketplace. Management continues to monitor the ongoing impact of these events on all aspects of its business, including how they impact its services, customers, employees, vendors, and business partners now and in the future. While these events did not materially adversely affect the Company’s financial results and business operations during the year ended June 30, 2023 or during the nine months ended March 31, 2024, we are unable to predict the impact that these events, including geopolitical conflicts, will have on its future financial position and operating results due to numerous uncertainties.

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

In November 2022, the FDA announced the final rule on the Food Safety Modernization Act Section 204(d) (“FSMA 204”) - Traceability for High-Risk Foods.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023.

Revenue

	Fiscal Quarter Ended March 31,		Variance
	2024	2023	Dollars	Percent
Revenue	$5,084,866	$4,824,101	$260,765	5%

Revenue was $5,084,866 and $4,824,101 for the three months ended March 31, 2024 and 2023, respectively, a 5% increase year-over-year. The increase in revenue was due to growth in recurring subscription revenue, in all lines of business which includes compliance, supply chain and traceability. This is the result of growing industry and consumer response to food contaminations and food safety hazards, whether biological, chemical, physical, or allergenic. The risks have elevated regulatory requirements, documentation requisites, and principally “where does your food come from” transparency on grocery retailers and their suppliers.  As more and more retailers, wholesalers and distributors adopt the increased regulatory disclosure requirements, the Company has seen a corresponding rise in demand for its services.

Although no assurances can be given, we continue to focus our sales efforts on marketing our software services on a recurring subscription basis and placing less emphasis on transactional revenue. However, we believe there will continue to be a small percentage of customers that will, from time to time, require buying a particular service outright (i.e., a license). Nonetheless, we will continue to deemphasize non-recurring transactional revenue when we are able.

Cost of Services and Product Support

	Fiscal Quarter Ended March 31,		Variance
	2024	2023	Dollars	Percent
Cost of services and product support	$831,912	$840,272	$(8,360)	-1%
Percent of total revenue	16%	17%

Cost of services and product support was $831,912 and $840,272 for the three months ended March 31, 2024 and 2023, respectively, a 1% decrease. This $8,360 decrease is primarily the result of the decrease of certain hardware and software support and maintenance costs.

Sales and Marketing Expense

	Fiscal Quarter Ended March 31,		Variance
	2024	2023	Dollars	Percent
Sales and marketing	$1,349,838	$1,239,946	$109,892	9%
Percent of total revenue	27%	26%

Sales and marketing expense was $1,349,838 and $1,239,946 for the three months ended March 31, 2024 and 2023, respectively, a 9% increase. The increase in sales and marketing expense was primarily the result of an increase in trade show expense, investment in FSMA 204 traceability marketing, and higher sales travel expense. As the pandemic continues to abate, customers and prospects are returning to in person meetings. The largest contributor to the increase in sales and marketing expense has been an increase in travel cost and trade shows. We believe this trend will continue as many of our trading partners and industry associations will continue to require our assistance in addressing their compliance and supply chain needs particularly in the case of the 2026 traceability deadline.

General and Administrative Expense

	Fiscal Quarter Ended March 31,		Variance
	2024	2023	Dollars	Percent
General and administrative	$1,352,197	$916,237	$435,960	48%
Percent of total revenue	27%	19%

General and administrative expense was $1,352,197 and $916,237 for the three months ended March 31, 2024 and 2023, respectively, a 48% increase. The increase in general and administrative expense was primarily due to refund of payroll taxes associated with the ERC that occurred in the prior fiscal year. The ERC was a refund of certain payroll taxes for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts. During the prior fiscal year, the Company received approximately $1.175 million in payroll tax refunds, net of fees. The ERC credit was partially offset by increases in bad debt expense and increases in cost of benefits for employees.

Depreciation and Amortization Expense

	Fiscal Quarter Ended March 31,		Variance
	2024	2023	Dollars	Percent
Depreciation and amortization	$288,576	$305,864	$(17,288)	-6%
Percent of total revenue	6%	6%

Depreciation and amortization expense was $288,576 and $305,864 for the three months ended March 31, 2024 and 2023, respectively, a decrease of 6%. The decrease was due to certain assets becoming fully depreciated over their useful lives.

Other Income and Expense

	Fiscal Quarter Ended March 31,		Variance
	2024	2023	Dollars	Percent
Net other income (expense)	$348,084	$301,238	$46,846	16%
Percent of total revenue	7%	6%

Net other income was $348,084 for the three months ended March 31, 2024, compared to net other income of $301,238 for the three months ended March 31, 2023. Other income increased due to an increase in interest income attributable to higher interest rates on fixed income instruments on our excess cash.

Preferred Dividends

	Fiscal Quarter Ended March 31,		Variance
	2024	2023	Dollars	Percent
Preferred dividends	$134,345	$146,611	$(12,266)	-8%
Percent of total revenue	3%	3%

Preferred dividends accrued on the Company’s Preferred Stock was $134,345 for the three months ended March 31, 2024 and $146,611 for the three months ended March 31, 2023. Dividends decreased due to the redemption of Preferred Stock during the period. Although no assurances can be given, the Company anticipates redeeming the remaining outstanding Preferred Stock over the next 2.5 years.

Comparison of the Nine months Ended March 31, 2024 to the Nine months Ended March 31, 2023.

Revenue

	Nine months Ended March 31,		Variance
	2024	2023	Dollars	Percent
Revenue	$15,270,729	$14,295,091	$975,638	7%

Revenue was $15,270,729 and $14,295,091 for the nine months ended March 31, 2024 and 2023, respectively, a 7% increase year-over-year. The increase in revenue was due to growth in recurring subscription revenue, in all lines of business which includes compliance, supply chain and traceability. This is the result of growing industry and consumer response to food contaminations and food safety hazards, whether biological, chemical, physical, or allergenic. The risks have elevated regulatory requirements, documentation requisites, and principally “where does your food come from” transparency on grocery retailers and their suppliers. As more and more retailers, wholesalers and distributors adopt the increased regulatory disclosure requirements, the Company has seen a corresponding rise in demand for its services.

Although no assurances can be given, we continue to focus our sales efforts on marketing our software services on a recurring subscription basis and placing less emphasis on transactional revenue. However, we believe there will continue to be a small percentage of customers that will, from time to time, require buying a particular service outright (i.e., a license). Nonetheless, we will continue to deemphasize non-recurring transactional revenue when we are able.

Cost of Services and Product Support

	Nine months Ended March 31,		Variance
	2024	2023	Dollars	Percent
Cost of services and product support	$2,571,533	$2,539,618	$31,915	1%
Percent of total revenue	17%	18%

Cost of services and product support was $2,571,533 and $2,539,618 for the nine months ended March 31, 2024 and 2023, respectively, a 1% increase. This $31,915 increase is primarily the result of increased offshore developer headcount and support services in effort to support the acceleration and expansion of the FSMA 204 initiative. Given the demand in traceability the Company has also expended additional resources on further upgrading its security and confidentiality to increase protection of customer data.

Sales and Marketing Expense

	Nine months Ended March 31,		Variance
	2024	2023	Dollars	Percent
Sales and marketing	$4,119,716	$3,667,017	$452,699	12%
Percent of total revenue	27%	26%

Sales and marketing expense was $4,119,716 and $3,667,017 for the nine months ended March 31, 2024 and 2023, respectively, a 12% increase. The increase in sales and marketing expense was primarily the result of an increase in commission, trade show expense, investment in FSMA 204 traceability marketing, and higher sales travel expense. As the pandemic continues to abate, customers and prospects are returning to in person meetings. The largest contributors to the increase in sales and marketing expense has been an increase in commission and FSMA 204 traceability marketing. We believe the uptick in marketing costs will flatten over the next twelve months as awareness of the 2026 traceability regulatory deadline approaches.

General and Administrative Expense

	Nine months Ended March 31,		Variance
	2024	2023	Dollars	Percent
General and administrative	$3,978,798	$3,392,056	$586,742	17%
Percent of total revenue	26%	24%

General and administrative expense was $3,978,798 and $3,392,056 for the nine months ended March 31, 2024 and 2023, respectively, a 17% increase. The increase in general and administrative expense was primarily due to refund of payroll taxes associated with the Employee Retention Credit (“ERC”) that occurred in the prior fiscal year. The ERC was a refund of certain payroll taxes for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts. During the prior fiscal year, the Company received approximately $1.175 million in payroll tax refunds, net of fees. The ERC credit was partially offset by increases in bad debt expense and increases in cost of benefits for employees.

Depreciation and Amortization Expense

	Nine months Ended March 31,		Variance
	2024	2023	Dollars	Percent
Depreciation and amortization	$897,479	$771,030	$126,449	16%
Percent of total revenue	6%	5%

Depreciation and amortization expense was $897,479 and $771,030 for the nine months ended March 31, 2024 and 2023, respectively, an increase of 16%. The increase was due to additional assets acquired in the prior fiscal year. Given the rising global hacks on software companies, banks, and financial institutions, we spent approximately $420,000 on security, backup, storage, and redundancy. The upgrades were financed through a leasing agent with an effective APR rate of 4.45%.

Other Income and Expense

	Nine months Ended March 31,		Variance
	2024	2023	Dollars	Percent
Net other income (expense)	$951,412	$568,112	$383,300	68%
Percent of total revenue	6%	4%

Net other income was $951,412 for the nine months ended March 31, 2024, compared to net other income of $568,112 for the nine months ended March 31, 2023. Other income increased due to an increase in interest income attributable to higher interest rates on fixed income instruments on excess cash. When the Federal Reserve begins to cut rates in the future, it is unlikely the Company will be able to maintain the same interest income on its existing cash balances without taking additional credit risk.

Preferred Dividends

	Nine months Ended March 31,		Variance
	2024	2023	Dollars	Percent
Preferred dividends	$427,567	$439,833	$(12,266)	-3%
Percent of total revenue	3%	3%

Dividends accrued on the Company’s Series B-1 Preferred was $427,567 and $439,833 for the nine months ended March 31, 2024 and 2023, respectively. Dividends decreased due to the redemption of Preferred Stock.

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

	As of		Variance
	March 31, 2024	June 30, 2023	Dollars	Percent
Cash and cash equivalents	$24,452,680	$23,990,879	$461,801	2%

We have historically funded our operations with cash from operations, equity financings, and borrowings from our existing line of credit with U.S. Bank N.A. (the “Bank”), which was revised on October 6, 2021, and again in 2022. In March 2024, given our strong financial position, we terminated the credit facility with our bank.

Cash was $24,452,680 and $23,990,879 at March 31, 2024 and June 30, 2023, respectively. This 2% increase is primarily the result of higher revenue and the corresponding cash receipts from customers.

Net Cash Flows from Operating Activities

	Nine months Ended March 31,		Variance
	2024	2023	Dollars	Percent
Cash provided by operating activities	$4,910,741	$7,065,890	$(2,155,149)	-31%

Net cash provided by operating activities is summarized as follows:

	Nine months Ended March 31,
	2024	2023
Net income	$4,380,124	$4,213,476
Noncash expense and income, net	1,428,402	2,329,265
Net changes in operating assets and liabilities	(897,785)	523,149
	$4,910,741	$7,065,890

Net cash provided by operating activities for the nine months ended March 31, 2024 was $4,910,741 as compared to net cash provided by operating activities of $7,065,890 for the nine months ended March 31, 2023. Net cash provided by operating activities decreased 31% due principally to an increase in accounts receivable and a decrease in accounts payable. Noncash expense decreased by $900,863 in the nine months ended March 31, 2024, compared to nine months ended March 31, 2023 as a result of a decrease in bad debt expense and stock compensation expense offset by an increase in depreciation and amortization.

Net Cash Flows from Investing Activities

	Nine months Ended March 31,		Variance
	2024	2023	Dollars	Percent
Cash used in investing activities	$(48,538)	$(903,187)	$(854,649)	-95%

Net cash used in investing activities for the nine months ended March 31, 2024 was $48,538 compared to net cash used in investing activities of $903,187 for the nine months ended March 31, 2023. This decrease in cash used in investing activities for the nine months ended March 31, 2024 was due to capitalization of certain software costs and purchases of property and equipment in the prior fiscal year that did not occur in the nine months ended March 31, 2024.

Net Cash Flows from Financing Activities

	Nine months Ended March 31,		Variance
	2024	2023	Dollars	Percent
Cash used in financing activities	$(4,400,402)	$(4,682,158)	$(281,756)	-6%

Net cash used in financing activities totaled $4,400,402 for the nine months ended March 31, 2024, as compared to cash used in financing activities of $4,682,158 for the nine months ended March 31, 2023. The decrease in cash used in financing activities is due to the payoff of our line of credit arrangement with the Bank in the prior fiscal year offset by net cash used in financing activities for the payment of Common Stock dividends, the purchase of Common Stock under the Share Repurchase Program, and the redemption and retirement of shares of Preferred Stock.

Liquidity and Working Capital

At March 31, 2024, the Company had positive working capital of $24,182,808, as compared with positive working capital of $23,042,199 at June 30, 2023. This $1,140,609 increase in working capital is primarily due to an increase in accounts receivable and decrease in prepaid and other assets offset by a decrease in contract liabilities and an increase in deferred revenue. Cash and cash equivalents also increased due to cash receipts from customers who have signed up for, among other offerings, the ReposiTrak Traceability Network.

	As of March 31,	As of June 30,	Variance
	2024	2023	Dollars	Percent
Current assets	$28,827,713	$27,274,620	$1,553,093	6%

Current assets totaled $28,827,713 as of March 31, 2024, as compared to $27,274,620 as of June 30, 2023. The increase in current assets is primarily attributable to the increase in cash and accounts receivables offset by a decrease of prepaid expense and other current assets.

	As of March 31,	As of June 30,	Variance
	2024	2023	Change	Percent
Current liabilities	$4,644,905	$4,232,421	$412,484	10%
Current ratio	6.21%	6.44%	0.23	-%

Current liabilities totaled $4,644,905 as of March 31, 2024 as compared to $4,232,421 as of June 30, 2023. The increase in current liabilities is primarily attributable to the increase in deferred revenue offset by a decrease in accrued liabilities and financing lease liabilities. As of March 31, 2024, the Company had zero bank debt.

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

On April 28, 2023, the Company and the Bank executed an amendment to the Credit Agreement (the “Amendment”), with an effective date of March 31, 2023. The Amendment to the Credit Agreement sets forth that (1) the Company will increase its liquidity requirement from $10 million to $12 million, which the Company currently maintains over $22 million in cash and a current ratio of over 6:1, and (2) draws on the facility accrue interest at the annual rate, equal to 1.75% plus the one-month SOFR rate, instead of the previous LIBOR rate. As of March 31, 2024, the balance of the facility was zero. The Company had zero bank debt at March 31, 2024.

On March 15, 2024, given its strong financial position, the Company chose not to renew the Revolving Credit Agreement.  There were no amounts due at the time of renewal.

While no assurances can be given, management currently believes that the Company will continue to increase its cash flow from operations and working capital position in subsequent periods. The Company’s increase in anticipated cash flow from operations and working capital position is expected to be offset by the use of cash required to fund the Company’s quarterly cash dividends of $0.015 per share, announced on September 28, 2022, December 30, 2022, February 10, 2023, March 21, 2023, June 20, 2023, September 19, 2023, and of $0.0165 per share, announced on December 12, 2023 and March 18, 2024, as well as the  redemption and retirement of the Company’s Series B Convertible Preferred Stock and Series B-1 Preferred Stock (together, the “Preferred Stock”) for their stated value, or $10.70 for each share of Preferred Stock, resulting in an aggregate purchase price of $8,964,214 (the “Preferred Redemption”).

The Preferred Redemption is to occur over the next three years from August 29, 2023.  As of March 31, 2024, a total of zero shares of Series B Preferred and 140,186 shares of Series B-1 Preferred were redeemed and retired, for aggregate consideration of $0 and $1,499,990 in the case of Series B Preferred and Series B-1 Preferred, respectively. The Company believes it will have adequate cash resources to fund its operations, satisfy its debt obligations, and fund its anticipated quarterly cash dividends and Preferred Redemption for at least the next 12 months.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenue, and results of operation, liquidity or capital expenditures.

Contractual Obligations

Total contractual obligations and commercial commitments as of March 31, 2024 are summarized in the following table:

	Operating Leases	Financing Leases
Less than 1 Year	$74,929	$220,268
1-3 Years	156,670	-
3-5 Years	74,867	-
Total lease payments	306,466	220,268
Less imputed interest	(28,065)	(4,994)
Total	$278,401	$215,274

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

Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. At March 31, 2024, our debt portfolio was composed of only Leases – Effective APR Fixed is 4.55%. Total lease obligations are on a three-year straight-line basis.  The total cost is less than $400,000.

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2024:

Cash:	Aggregate Fair Value	Weighted Average Interest Rate
Cash	$24,452,680	5.32%

ITEM 4.	CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2024 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

REPOSITRAK, INC.

Date: May 15, 2024	By:	/s/ Randall K. Fields
Randall K. Fields
Chair of the Board and Chief Executive Officer (Principal Executive Officer)

REPOSITRAK, INC.

Date: May 15, 2024	By:	/s/ John R. Merrill
John R. Merrill
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)