Form 10-K
period 2024-06-30
ReposiTrak, Inc.
filed 2024-09-30
CIK 50471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-34941

(Commission file number)

REPOSITRAK, INC.

(Exact name of registrant as specified in its charter)

Nevada	37-1454128
State or other jurisdiction of incorporation	(IRS Employer Identification No.)

5282 South Commerce Drive, Suite D292 Murray, Utah 84107	(435) 645-2000
(Address of principal executive offices)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 Par Value	TRAK	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as December 31, 2023, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $112,885,000 (at a closing price of $10.01 per share).

As of September 30, 2024, 18,246,089 shares of the Company’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference certain information from ReposiTrak, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2024.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED June 30, 2024

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

On December 21, 2023, the Company effected a change of its corporate name from Park City Group, Inc. to ReposiTrak, Inc. The Company is incorporated in the State of Nevada and has two principal subsidiaries: PC Group, Inc., a Utah corporation (98.76% owned) (“PCG Utah”), and Park City Group, Inc., a Delaware corporation (100% owned) (“PCG Delaware” and together with PCG Utah, the “Subsidiaries”). All intercompany transactions and balances have been eliminated in the Company’s consolidated financial statements, which contain the Company’s results from operations. The Company has no business operations separate from the operations conducted through its Subsidiaries.

The Company’s principal executive offices are located at 5282 South Commerce Drive, Suite D292, Murray, Utah 84107. Its telephone number is (435) 645-2000. Its website address is www.repositrak.com.

Recent Developments

Corporate Name Change

In connection with the rebranding of the Company, on December 21, 2023, the Company effected a change of its corporate name from Park City Group, Inc. to ReposiTrak, Inc., pursuant to a short-form merger with its wholly- owned subsidiary, ReposiTrak, Inc., a Utah corporation, with the Company remaining as the surviving entity.

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

Dividend Payment

On September 19, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.0165 per share ($0.066 per year), payable to shareholders of record on September 30, 2024, to be paid to shareholders of record on or about November 13, 2024. Based on the closing price on September 30, 2024, this represented an annual dividend yield of approximately 0.35%. Subsequent quarterly dividends will be paid within 45 days of each record date of December 31, March 31, June 30 and September 30.

Redemption and Retirement of Preferred Stock

On August 29, 2023, the Board approved the redemption and retirement of its Series B Preferred and Series B-1 Preferred for their stated value, or $10.70 for each share of Preferred Stock, resulting in an aggregate purchase price of $8,964,214 (the “Preferred Redemption”).  The Preferred Redemption is to occur over a three-year period beginning August 29, 2023.

As of June 30, 2024, a total of 8,905 shares of Series B Preferred and 212,402 shares of Series B-1 Preferred were redeemed and retired, for aggregate consideration of $95,284 and $2,272,701 in the case of Series B Preferred and Series B-1 Preferred, respectively, resulting in a total of 616,470 shares of Series B Preferred and 0 shares of Series B-1 Preferred issued and outstanding at June 30, 2024.

Global Pandemics, Bank Failures, and Geopolitical Conflicts

The impact of global pandemics, including COVID 19, banking failures, geopolitical conflicts, including the war in Ukraine and in the Middle East, creates much uncertainty in the global marketplace. Management continues to monitor the ongoing impact of these events on all aspects of its business, including how they impact its services, customers, employees, vendors, and business partners now and in the future. While these events did not materially adversely affect the Company’s financial results and business operations during the years ended June 30, 2024 or 2023, we are unable to predict the impact that these events, including geopolitical conflicts, will have on its future financial position and operating results due to numerous uncertainties.

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

Traceability is, by definition, a supply chain data management issue, which is ReposiTrak’s core expertise. That is why we have made it our goal to develop a traceability solution that is easy, inexpensive and meets FDA’s requirements. The ReposiTrak Traceability Network (“RTN”) is a growing traceability solution, connecting thousands of supplier locations to thousands of food wholesaler and retail locations, using low cost, easy to deploy technology, on the ReposiTrak platform. As the largest connected network of food suppliers, wholesalers and retailers in the world, the ReposiTrak Traceability Network is positioned to provide end-to-end traceability to provide a safer food supply chain, tighten controls on food waste, and implement a food recall response that saves lives and money.

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

Backdrop

The U.S. consumer retail sector in general, which includes food, convenience store, and general merchandise retailers more specifically, are facing pressure from several significant forces. These include (i) increased competitive pressures from the rise of online retailers, (ii) increased regulatory and tort risks, particularly for food retailers, as a result of the passage of the FSMA which placed greater responsibility for the safety of products on the participants in the food supply chain, and (iii) the pressure from consumers to increase product diversity, and in particular, the number of smaller, localized vendors.

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

Customers

The Company is currently engaged primarily by food-related consumer goods retailers, wholesalers, and their suppliers. The bulk of the Company’s customers are in the U.S. consumer retail sector for food, convenience stores, and general merchandise. However, the Company is opportunistic and will offer its solutions to a wide variety of other potential customers. No single customer exceeded 10% of the Company’s total revenue in the fiscal year ended June 30, 2024.

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

Competition

The Company competes with various software vendors, developers and integrators, B2B exchanges, consulting firms, focused solution providers, and business intelligence technology platforms. Although our competitors are often considerably larger companies in size with larger sales forces and marketing budgets, the Company believes that its deep industry knowledge, the breadth and depth of our offerings, and our long-standing relationships with key industry, wholesaler, and other trade groups and associations, gives it a competitive advantage.

Patents and Proprietary Rights

The Company relies on a combination of trademark, copyright, trade secret and patent laws in the U.S. and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our name. We also enter into confidentiality agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information.

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

The Company is not aware of any patent infringement claims against it; however, there are no assurances that litigation to enforce patents issued to the Company to protect proprietary information, or to defend against the Company’s alleged infringement of the rights of others will not occur. Should any such litigation occur, the Company may incur significant litigation costs, and it may result in resources being diverted from other planned activities, which may have a material adverse effect on the Company’s operations and financial condition.

Employees

As of June 30, 2024, the Company employed a total of 73 employees. Of these employees, 21 are located overseas. The Company plans to continue expanding its offshore workforce to augment its analytics services offerings, expand its professional services and to provide additional programming resources. The employees are not represented by any labor union.

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

Our marketing strategy emphasizes sales of subscription-based services, instead of annual licenses, and using Spokes to connect to our Hubs. This strategy has resulted in the development of a foundation of retail and wholesale Hubs to which suppliers can be “connected”, thereby accelerating future growth. If, however, this marketing strategy fails, revenue and operations will be negatively affected. We had net income of $5,958,290 for the year ended June 30, 2024, compared to a net income of $5,590,289 for the year ended June 30, 2023. Although we generated a year over year increase in net income in the year ended June 30, 2024, there can be no assurance that we will continue to increase net income and/or achieve profitability in future periods. We cannot provide assurance that we will continue to generate revenue or have sustainable profits. If we do not operate profitably in the future, our current cash resources will be used to fund our operating losses. Continued losses would have an adverse effect on the long-term value of our Common Stock and any investment in the Company.

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

●	timing of additional expense and investments in infrastructure to support growth in our business;

●	regulatory compliance costs;

●	consolidation in the food industry;

●	the timing of customer payments and payment defaults by customers;

●	extraordinary expense such as litigation or other dispute-related settlement payments;

●	the impact of new accounting pronouncements;

●	the timing of stock awards to employees and the related financial statement impact; and

●	system or service failures, security breaches or network downtime.

Future operating results may fluctuate because of the foregoing factors, making it difficult to predict operating results. Period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon as an indicator of future performance. In addition, a large portion of our expenses will be fixed in the short-term, particularly with respect to facilities and personnel making future operating results sensitive to fluctuations in revenue.

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

●

if customers do not use our products as recommended and/or fail to implement any needed corrective action(s), it is unlikely that customers will experience the business benefits from these products and may, therefore, be hesitant to continue the engagement as well as acquire any other products from us; and

●	delays in proceeding with the implementation of new products for a new customer will negatively affect our cash flow and our ability to predict cash flow.

We cannot accurately predict renewal or upgrade rates and the impact these rates may have on our future revenue and operating results.

Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period. Our renewal rates may decline or fluctuate as a result of factors, including customer dissatisfaction with our services, customers’ ability to continue their operations and spending levels, consolidation, other competitive solutions, taking the process in-house, and deteriorating general economic conditions. If our customers do not renew their subscriptions for our services or reduce the level of service at the time of renewal, our revenue will decline, and our business will suffer.

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

We depend on a number of other companies to perform functions critical to our ability to deliver products to our customers, including maintaining inventory, preparing merchandise for shipment to our customers and delivering purchased merchandise on a timely basis. We also depend on the delivery services that we and they utilize. We also depend on our partners to ensure proper labeling of products. Issues or concerns regarding product safety, labeling, content or quality could result in consumer or governmental claims. In limited circumstances, we sell merchandise that we have purchased. In these instances, we assume the risks related to inventory.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. In some types of situations, we may rely in part on ‘shrink wrap’ or ‘point and click’ licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Policing unauthorized use of our products is difficult. While we are unable to determine the extent to which piracy of our software exists, software piracy can be expected to be a persistent problem, particularly in foreign countries where the laws may not protect proprietary rights as fully as the U.S. We can offer no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not reverse engineer or independently develop similar technology.

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

We currently serve our customers from a third-party data center hosting facility located in the U.S. Any damage to, or failure of, our systems generally could result in interruptions in our service. As we continue to add capacity, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

As part of our current disaster recovery arrangements, our production environment and all of our customers’ data is currently replicated in near real-time in a separate facility physically located in a different region of the U.S. We do not control the operation of these facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our service could be interrupted.

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

The secure processing, maintenance and transmission of this information is critical to our operations and business strategy, and we devote significant resources to protecting our information. The expense associated with protecting our information could reduce our operating margins.

A delay in the deadline for compliance with FSMA 204 may slow the adoption of our technology as a compliance tool for FMSA, therefore negatively affecting our revenue.

Section 204(d) of the FMSA (“FSMA 204”) went into effect in January 2023, and the deadline for compliance is January 20, 2026.  In the event the FDA delays the deadline for compliance, and the industry or our customers likewise delay the rate of information technology spending in response, our customers’ ability or willingness to purchase our enterprise cloud computing services could adversely affect our operating results, and such affect may be material.

Failure or delay by our customers in the implementation of Section 204(d) of the FSMA may slow the adoption of our technology as a compliance tool for FMSA 204.

In September 2020, the FDA proposed FSMA 204, which was published in November 2022 and went into effect in January 2023.  FSMA 204 will apply to all foods on the FDA’s Food Traceability List.  In the event (i) FSMA 204 is modified to the extent of applicability of the rules of FSMA 204 to various food industry sectors, (ii) the penalties for violations of FSMA 204 are reduced or eliminated, or (iii) delay or failure by the industry to adopt practices in compliance with FSMA 204, in each case, could slow the adoption of our technology as a compliance tool for FSMA 204, which could have a material adverse effect on our business, results of operations, and financial condition.

Weakened global economic conditions may adversely affect our industry, business and results of operations.

The rate at which our customers purchase new or enhanced services depends on several factors, including general economic conditions. The U.S. and other key international economies have experienced in the past a downturn in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy. For example, in March 2022, the U.S. Consumer Price Index (“CPI”), which measures a wide-ranging basket of goods and services, rose 8.5% from the same month a year ago, which represents the largest CPI increase since December of 1981.  While the CPI has come off its March 2022 highs, the Company’s general business strategy may be adversely affected by any such inflationary fluctuations, economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our enterprise cloud computing services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts or affect renewal rates, all of which could adversely affect our operating results, or cause us to increase our prices to maintain the same level of profitability.

Geopolitical conflicts could potentially affect our sales and disrupt our operations and could have a material adverse impact on the Company.

Geopolitical conflicts, including the recent wars in Ukraine and the Middle East, could adversely impact our operations or those of our customers. The extent to which these events impact our operations and those of our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence. If the uncertainty surrounding geopolitical conflicts and in the global marketplace continues, or if we, or any of our customers encounter any disruptions to our or their respective operations, facilities or stores, then we or they may be prevented or delayed from effectively operating our or their business, respectively, and the marketing and sale of our services and our financial results could be adversely affected.

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

Although our Common Stock is currently quoted on the New York Stock Exchange, there is limited trading activity. We can give no assurance that an active market will develop, or if developed, that it will be sustained. If an investor acquires shares of our Common Stock, the investor may not be able to liquidate such shares of our Common Stock should there be a need or desire to do so.

Future issuances of our shares may lead to future dilution in the value of our Common Stock, will lead to a reduction in shareholder voting power and may prevent a change in control.

The shares of our Common Stock may be substantially diluted due to the issuance of Common Stock in connection with funding agreements with third parties and future issuances of Common Stock and the Company’s Preferred Stock, par value $0.01 (“Preferred Stock”). Common Stock and/or Preferred Stock issuances may result in reduction of the book value or market price of outstanding shares of Common Stock. If we issue any additional shares of Common Stock or Preferred Stock, proportionate ownership of Common Stock and voting power will be reduced. Further, any new issuance of Common Stock or Preferred Stock may prevent a change in control or management.

Our officers and directors have significant control over us, which may lead to conflicts with other stockholders over corporate governance.

Our officers and directors control approximately 45% of our Common Stock. Randall K. Fields, our Chief Executive Officer, controls 34% of our Common Stock. Consequently, Mr. Fields, individually, and our officers and directors, as stockholders acting together, can significantly influence all matters requiring approval by our stockholders, including the election of directors and significant corporate transactions, such as mergers or other business combination transactions.

Our corporate charter contains authorized, unissued “blank check” Preferred Stock issuable without stockholder approval with the effect of diluting then current stockholder interests.

Our articles of incorporation currently authorize the issuance of up to 30,000,000 shares of “blank check” Preferred Stock with designations, rights, and preferences as may be determined from time to time by our Board of Directors, of which 700,000 shares are currently designated as Series B Convertible Preferred Stock (“Series B Preferred”) and 550,000 shares are designated as Series B-1 Preferred Stock (“Series B-1 Preferred”). As of June 30, 2024, a total of 616,470 shares of Series B Preferred and 0 shares of Series B-1 Preferred were issued and outstanding.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining cybersecurity measures to maintain the security, confidentiality, integrity, and availability of our business systems and confidential information, including personal information and intellectual property. To this end, our processes are designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems (including such risks associated with the use of any third-party service providers) that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes are managed and monitored by third-party experts under supervision of management, and, where necessary or desired, include mechanisms, controls, technologies, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data. We also consult with outside advisors and experts to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on our risk environment.

We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework.  Our processes and resources are also designed to help enable us to actively identify, protect, detect, respond to, and recover from risks and threats. Nevertheless, we face certain ongoing cybersecurity risk threats that, if realized, are reasonably likely to materially affect us. As of the date of this report, we have not identified cybersecurity threats that have materially affected, or are reasonably likely to materially affect, our business, results of operations, or financial condition.

Governance

Third-party experts assist our senior management team in assessing and managing material risks from cybersecurity threats.  All employees and consultants are directed to report to our senior management any irregular or suspicious activity that could indicate a cybersecurity threat or incident. The Audit Committee of our Board of Directors evaluates our cybersecurity assessment and management policies, including quarterly discussions with our senior officers and independent registered accounting firm.

ITEM 2.	PROPERTIES

Our principal place of business operations is located at 5282 South Commerce Drive, Suite D292, Murray, Utah 84107. We lease approximately 5,000 square feet at this corporate office location, consisting primarily of office space, conference rooms and storage areas. Our telephone number is (435) 645-2000. Our website address is http://www.repositrak.com.

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

Share Price History

Our Common Stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “TRAK”. Prior to November 2, 2023, our Common Stock was traded on the Nasdaq Capital Market under the trading symbol “PCYG”.

The following table sets forth the high and low sales prices of our Common Stock for the periods indicated:

	Quarterly Common Stock Price Ranges
	2024		2023
Fiscal Quarter Ended	High	Low	High	Low
September 30	$10.25	$8.27	$6.60	$4.31
December 31	$11.27	$8.50	$5.64	$4.57
March 31	$17.32	$9.66	$6.60	$4.83
June 30	$17.96	$14.23	$10.50	$6.24

Dividends

Outstanding shares of Series B Preferred and Series B-1 Preferred each accrue dividends at the rate per share of 7% per annum if paid by the Company in cash, and 9% per annum if paid by the Company in additional shares of Series B-1 Preferred. Dividends on the Series B Preferred and Series B-1 Preferred are payable quarterly.

During the year ended June 30, 2024, the Company paid a quarterly cash dividend of $0.015 per share of Common Stock for the quarter ended September 30, 2023 and paid quarterly cash dividend of $0.0165 per share for each of the quarters ended December 31, 2023, March 31, 2024 and June 30, 2024. We currently intend to continue to declare and pay a quarterly cash dividend on Common Stock equal to $0.0165 per share ($0.066 per year) following our board of directors' periodic review of our financial condition and results of operations for each fiscal quarter. The dividend rate and the continued payment of dividends will depend upon our board of directors' consideration of a number of factors, including capital requirements, our financial condition and results of operations, statutory and regulatory limitations, tax considerations and general economic conditions. Although we have declared a quarterly dividend on our Common Stock, we may in the future discontinue the payment of quarterly dividends in the event we elect to retain future earnings, if any, for use in our operations and the expansion of our business.

Holders of Record

At June 30, 2024, there were 613 holders of record of our Common Stock with 18,234,893 shares issued and outstanding, 3 holders of Series B Preferred with 616,470 shares issued and outstanding. The number of holders of record and shares of Common Stock issued and outstanding was calculated by reference to the books and records of the Company’s transfer agent.

Common Stock Share Repurchase Program

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

Since inception of the Share Repurchase Program through June 30, 2024, a total of $21,000,000 in shares of Common Stock have been approved under the Share Repurchase Program, and 2,122,703 shares of Common Stock have been repurchased at an average purchase price of $6.13, resulting in $7,992,206 remaining available to repurchase under the current Share Repurchase Program. From time-to-time, our Board of Directors may authorize further increases to our Share Repurchase Program. In addition, the Share Repurchase Program may also be suspended for periods of time or discontinued at any time, at the Board’s discretion.

The following table provides information about repurchases of our Common Stock registered pursuant to Section 12 of the Exchange Act, during the years ended June 30, 2024 and 2023:

				Remaining
				Amount
				Available for
			Dollars	Future
	Total		Expended	Share
	Number		by Period	Repurchases
	of Shares	Average	Under the	Under the
	Purchased	Price Paid	Plans or	Plans or
Period (1)	by Period	Per Share	Programs	Programs

Year Ended June 30, 2023:
July 1, 2022 – September 30, 2022	20,859	$4.97	$103,657	$10,713,447
October 1, 2022 – December 31, 2022	88,741	$5.05	$448,266	$10,265,181
January 1, 2023 – March 31, 2023	74,150	$5.79	$429,271	$9,835,910
April 1, 2023 – June 30, 2023	47,847	$6.86	$328,129	$9,507,781
Year Ended June 30, 2024:
July 1, 2023 – September 30, 2023	155,025	$8.53	$1,322,082	$8,185,698
October 1, 2023 – December 31, 2023	22,012	$8.79	$193,492	$7,992,206
January 1, 2024 – March 31, 2024	-	$-	$-	$7,992,206
April 1, 2024 – June 30, 2024	-	$-	$-	$7,992,206

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

ITEM 6.	SELECTED FINANCIAL DATA

The disclosures in this section are not required because we qualify as a smaller reporting company under federal securities laws.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

ReposiTrak, Inc. is a SaaS which operates a B2B e-commerce, compliance & traceability, and supply chain management platform that partners with retailers, wholesalers, distributors and their product suppliers to (a) help them manage specific programs, such as out-of-stock management and scan-based trading; (b) reduce risk in their supply chain by managing compliance documents and data; ensure compliance with new regulatory requirements supporting traceability; and (c) improve product ordering and forecasting in order to accelerate sales, control risks, and improve supply chain efficiencies. The Company’s fiscal year ends on June 30. References to fiscal 2024 refer to the fiscal year ended June 30, 2024, and references to fiscal 2023 refer to the fiscal year ended June 30, 2023.

Sources of Revenue

The principal customers for the Company’s products are multi-store retail chains, wholesalers and distributors, and their suppliers. The Company has a hub and spoke business model, whereby the Company is typically engaged by Hubs, which in turn require their Spokes to utilize the Company’s services. The Company’s services are grouped in three application suites:

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

A significant portion of the Company’s revenue is generated from its Compliance and Supply Chain Food Safety solutions, with a growing portion of the revenue derived from its newest Traceability solution. The revenue generated is primarily in the form of a recurring subscription payment from the suppliers. Subscription fees can be based on a negotiated flat fee per supplier, or some volumetric metric, such as the number of stores, or the volume of economic activity between a retailer and its suppliers. Subscription revenue contains arrangements with customers for use of the application, application and data hosting, maintenance of the application, and standard support.

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

In rare instances, the Company may sell its software in the form of a license. License arrangements are a time-specific and perpetual license. Software license maintenance agreements are typically annual contracts, paid in advance or according to terms specified in the contract. When sold as a license, the Company’s software is usually accompanied by a corresponding maintenance and/or hosting agreement to support the service.

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

These non-GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with generally accepted accounting principles in the U.S. (“GAAP”). These non-GAAP financial measures exclude significant expenses and income that are required by GAAP to be recorded in the Company’s financial statements and are subject to inherent limitations. Investors should review the reconciliations of non-GAAP financial measures to the comparable GAAP financial measures that are included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Results of Operations – Fiscal Years Ended June 30, 2024 and 2023

Revenue

	Year Ended	$	%	Year Ended
	June 30, 2024	Change	Change	June 30, 2023
Revenue	$20,453,320	$1,354,410	7%	$19,098,910

During the fiscal year ended June 30, 2024, the Company had revenue of $20,453,320 as compared to $19,098,910 for the year ended June 30, 2023, an increase of 7%. The increase in revenue was due to growth in recurring subscription revenue, in all lines of business, which includes compliance, supply chain and traceability. This is the result of growing industry and consumer response to food contaminations and food safety hazards, whether biological, chemical, physical, or allergenic. The risks have elevated regulatory requirements, documentation requisites, and principally “where does your food come from” transparency on grocery retailers and their suppliers. As more and more retailers, wholesalers and distributors adopt the increased regulatory disclosure requirements, the Company has seen a corresponding rise in demand for its services.

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

Cost of Services and Product Support

	Year Ended	$	%	Year Ended
	June 30, 2024	Change	Change	June 30, 2023
Cost of service and product support	$3,416,450	$107,105	3%	$3,309,345
Percent of total revenue	17%			17%

Cost of services and product support was $3,416,450, or 17% of total revenue, and $3,309,345 or 17% of total revenue for the years ended June 30, 2024 and 2023, respectively, an increase of 3%. This increase is primarily the result of cybersecurity spending and increased offshore developer headcount and support services in effort to support the acceleration and expansion of the FSMA 204 initiative. Given the demand in traceability the Company has also expended additional resources on further upgrading its information security services and confidentiality protocols to increase protection of customer data.

Sales and Marketing Expense

	Year Ended	$	%	Year Ended
	June 30, 2024	Change	Change	June 30, 2023
Sales and marketing	$5,492,719	$559,314	11%	$4,933,405
Percent of total revenue	27%			26%

The Company’s sales and marketing expense was $5,492,719, or 27% of total revenue, as compared to $4,933,405, or 26% of total revenue, for the fiscal years ended June 30, 2024 and 2023, respectively, an increase of 11%. The increase in sales and marketing expense was primarily the result of an increase in commission, trade show expense, investment in FSMA 204 traceability marketing, and higher sales travel expense. As the pandemic concerns have been reduced, customers and prospects are returning to in person meetings and participation in large tradeshows. The largest contributors to the increase in sales and marketing expense has been an increase in commission and FSMA 204 traceability marketing. We believe the uptick in marketing costs will flatten over the next twelve months as awareness of the 2026 traceability regulatory deadline approaches.

General and Administrative Expense

	Year Ended	$	%	Year Ended
	June 30, 2024	Change	Change	June 30, 2023
General and administrative	$5,330,437	$644,654	14%	$4,685,783
Percent of total revenue	26%			25%

The Company’s general and administrative expense was $5,330,437, or 26% of total revenue, and $4,685,783 or 25% of total revenue for the years ended June 30, 2024 and 2023, respectively, an increase of 14%. The increase in general and administrative expense was primarily due to refund of payroll taxes associated with the Employee Retention Credit (“ERC”) that occurred in the prior fiscal year that did not reoccur in fiscal 2024. The ERC was a refund of certain payroll taxes for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts. During the prior fiscal year, the Company received approximately $1.175 million in payroll tax refunds, net of fees. The ERC credit was partially offset by increases in bad debt expense and increases in cost of benefits for employees.

Depreciation and Amortization Expense

	Year Ended	$	%	Year Ended
	June 30, 2024	Change	Change	June 30, 2023
Depreciation and amortization	$1,189,483	$109,684	10%	$1,079,799
Percent of total revenue	6%			6%

The Company’s depreciation and amortization expense was $1,189,483 and $1,079,799 for the years ended June 30, 2024 and 2023, respectively, an increase of 10%. The increase was due to additional assets acquired in the prior fiscal year. Given the rising global hacks on software companies, banks, and financial institutions, we spent approximately $440,000 on security, backup, storage, and redundancy. The upgrades were financed through a leasing agent with an effective APR rate of 4.78%.

Other Income and Expense

	Year Ended	$	%	Year Ended
	June 30, 2024	Change	Change	June 30, 2023
Net other income	$1,308,550	$487,468	59%	$821,082
Percent of total revenue	6%			4%

Net other income was $1,308,550 compared to net other income of $821,082 for the years ended June 30, 2024 and 2023, respectively. Other income increased due to higher cash balances and an increase in interest income attributable to higher interest rates on fixed income instruments. As the Federal Reserve begins to cut rates in the future, it is unlikely the Company will be able to maintain the same interest income on its existing cash balances without taking additional credit risk.

Preferred Dividends

	Year Ended	$	%	Year Ended
	June 30, 2024	Change	Change	June 30, 2023
Preferred dividends	$549,645	$(36,799)	-6%	$586,444
Percent of total revenue	3%			3%

Dividends accrued on the Company’s Series B Preferred and Series B-1 Preferred was $549,645 and $586,444 for the years ended June 30, 2024 and 2023, respectively, a decrease of 6%. Dividends decreased due to the redemption and retirement of Preferred Stock. Although no assurances can be given, the Company announced that it intends to redeem all of the Series B and B-1 Preferred stock over three years which commenced August of 2023.

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

	As of		Variance
	June 30, 2024	June 30, 2023	Dollars	Percent
Cash and cash equivalents	$25,153,862	$23,990,879	$1,162,983	5%

We have historically funded our operations with cash from operations, equity financings, and borrowings from our existing line of credit with U.S. Bank N.A. (the “Bank”), which was revised on October 6, 2021, and again in 2022. In March 2024, given our strong financial position, we terminated the credit facility with our bank.

Cash was $25,153,862 and $23,990,879 at June 30, 2024 and 2023, respectively. This 5% increase is primarily the result of higher revenue and the corresponding cash receipts from customers. It also includes higher interest income earnings associated with growing cash balances.

Net Cash Flows from Operating Activities

	Year Ended	$	%	Year Ended
	June 30, 2024	Change	Change	June 30, 2023
Cash provided by operating activities	$6,964,401	$(1,895,618)	-21%	$8,860,019

Net cash provided by operating activities is summarized as follows:

	Year Ended	Year Ended
	June 30, 2024	June 30, 2023
Net income	$5,958,290	$5,590,289
Noncash expense and income, net	1,992,120	2,828,231
Net changes in operating assets and liabilities	(986,009)	441,499
	$6,964,401	$8,860,019

Net cash provided by operating activities for the year ended June 30, 2024 was $6,694,401 compared to net cash provided by operating activities of $8,860,019 for the year ended June 30, 2023. Net cash provided by operating activities decreased 21% due principally to the receipt of the ERC refund in fiscal 2023, that did not reoccur in fiscal 2024, an increase in accounts receivable due to an increase in subscription sales, and a decrease in accounts payable and other obligations that had become due. Noncash expense decreased by $836,111 for the year ended June 30, 2024 compared to the year ended June 30, 2023 as a result of a decrease in bad debt expense and stock compensation expense offset by an increase in depreciation and amortization.

Net Cash Flows Used in Investing Activities

	Year Ended	$	%	Year Ended
	June 30, 2024	Change	Change	June 30, 2023
Cash used in investing activities	$(100,707)	$(802,480)	-89%	$(903,187)

Net cash used in investing activities for the year ended June 30, 2024 was $100,007 compared to net cash used in investing activities of $903,187 for the year ended June 30, 2023. This decrease in cash used in investing activities for the for fiscal 2024 was due to capitalization of certain software costs and purchases of property and equipment in the prior fiscal year that did not occur in the current fiscal year.

Net Cash Flows from Financing Activities

	Year Ended	$	%	Year Ended
	June 30, 2024	Change	Change	June 30, 2023
Cash used in financing activities	$(5,700,711)	$273,810	5%	$(5,426,901)

Net cash used in financing activities totaled $5,700,711 for the year ended June 30, 2024 compared to net cash used in financing activities of $5,426,901 for the year ended June 30, 2023. The increase in net cash used in financing activities is due to the payment of higher Common Stock dividends, the purchase of Common Stock under the Share Repurchase Program, and the redemption and retirement of shares of Preferred Stock.

Liquidity and Working Capital

At June 30, 2024, the Company had positive working capital of $24,757,025, as compared with positive working capital of $23,042,199 at June 30, 2023. This $1,714,826 increase in working capital is primarily due to an increase in accounts receivable and decrease in prepaid and other assets offset by a decrease in contract liabilities and an increase in deferred revenue. Cash and cash equivalents also increased due to cash receipts from customers who have signed up for, among other offerings, the ReposiTrak Traceability Network.

	As of	As of	Variance
	June 30, 2024	June 30, 2023	Dollars	Percent
Current assets	$29,300,167	$27,274,620	$2,025,547	7%

Current assets totaled $29,300,167 as of June 30, 2024, as compared to $27,274,620 as of June 30, 2023. The increase in current assets is primarily attributable to the increase in cash and accounts receivables offset by a decrease of prepaid expense and other current assets.

	As of	As of	Variance
	June 30, 2024	June 30, 2023	Change	Percent
Current liabilities	$4,543,142	$4,232,421	$310,721	7%

Current ratio	6.45%	6.44%	$0.00	0%

Current liabilities totaled $4,543,142 as of June 30, 2024 as compared to $4,232,421 as of June 30, 2023. The increase in current liabilities is primarily attributable to the increase in deferred revenue offset by a decrease in accrued liabilities and financing lease liabilities due to capital expenditures on cybersecurity, storage and other information technology services. As of June 30, 2024, the Company had zero bank debt.

On October 6, 2021, the Company and the Bank executed a Revolving Credit Agreement (the "Revolving Credit Agreement”) and accompanying addendum (the "Addendum"), and Stand-Alone Revolving Note (the "Note" and collectively with the Revolving Credit Agreement and Addendum, the "Credit Agreement"), with an effective date of September 30, 2021. The Credit Agreement replaced the Company’s prior $6.0 million Revolving Credit Agreement and Stand-Alone Revolving Note between the Company and the Bank, as amended and revised on January 9, 2019, and provided the Company with a $10.0 million revolving line of credit that matured on March 31, 2023. The Credit Agreement contained customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. Among other things, the Company must maintain liquid assets equal to $12 million and maintain a Senior Funded Debt (as defined in the Credit Agreement) to EBITDA Ratio (as defined in the Credit Agreement) of not more than 3:1.

On April 28, 2023, the Company and the Bank executed an amendment to the Credit Agreement (the “Amendment”), with an effective date of March 31, 2023. The Amendment sets forth that (1) the Company will increase its liquidity requirement from $10 million to $12 million, which the Company currently maintains over $22 million in cash and a current ratio of over 6:1, and (2) draws on the facility accrue interest at the annual rate, equal to 1.75% plus the one-month SOFR rate, instead of the previous LIBOR rate. As of March 31, 2024, the balance of the facility was zero. The Company had zero bank debt at June 30, 2024.

On March 15, 2024, given its strong financial position, the Company chose not to renew the Revolving Credit Agreement.  There were no amounts due at the time of renewal.

While no assurances can be given, management currently believes that the Company will continue to increase its cash flow from operations and working capital position in subsequent periods. The Company’s increase in anticipated cash flow from operations and working capital position is expected to be offset by the use of cash required to fund the Company’s quarterly cash dividends of $0.015 per share, announced on September 28, 2022, December 30, 2022, February 10, 2023, March 21, 2023, June 20, 2023, September 19, 2023, and of $0.0165 per share, announced on December 12, 2023, March 18, 2024 and June 18, 2024, as well as the  redemption and retirement of the Company’s Series B Convertible Preferred Stock and Series B-1 Preferred Stock (together, the “Preferred Stock”) for their stated value, or $10.70 for each share of Preferred Stock, resulting in an aggregate purchase price of $8,964,214.

Contractual Obligations

Total contractual obligations and commercial commitments as of June 30, 2024 are summarized in the following table:

	Operating Leases	Financing Leases
Less than 1Year	$75,491	$220,267
1-3 Years	157,842	-
3-5 Years	54,449	-
Total lease payments	287,782	220,267
Less imputed interest	(24,734)	(2,296)
Total	$263,048	$217,971

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2024. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of June 30, 2024, based on the framework and criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2024.

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

During the quarter ended June 30, 2024, Mr. Fields, Chairman and Chief Executive Officer of the Company, in his capacity as Trustee of the 2022 RK Fields Charitable Remainder Unitrust, adopted a trading arrangement for the sale of the Company’s Common Stock held by such trust (the “RK Fields Trust Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The RK Fields Trust Trading Plan, which was established to enable Mr. Fields to meet some of his charitable commitments, has a term of one year, expiring on June 26, 2026, and provides for the weekly sale of up to 7,500 shares of Common Stock pursuant to the terms of the RK Fields Trust Trading Plan. The totality of the sales represents a small proportion of the Common Stock beneficially owned by Mr. Fields.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be incorporated by reference from ReposiTrak, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2024 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be incorporated by reference from ReposiTrak, Inc.’s Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be incorporated by reference from ReposiTrak, Inc.’s Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be incorporated by reference from ReposiTrak, Inc.’s Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be incorporated by reference from ReposiTrak, Inc.’s Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits, Financial Statements and Schedules

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and between ReposiTrak, Inc. and Park City Group, Inc. d/b/a ReposiTrak (Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 18, 2023).
3.1	Articles of Incorporation (Incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14C dated June 5, 2002).
3.2	Certificate of Amendment (Incorporated by reference from Exhibit 3.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended Sept 30, 2005, dated November 10, 2005).
3.3	Certificate of Amendment (Incorporated by reference from Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006, dated September 29, 2006).
3.4	Certificate of Amendment (Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 28, 2017).
3.5	Amended and Restated Bylaws (Incorporated by reference from Exhibit 3.1 the Company’s Current Report on Form 8-K dated October 21, 2016).

3.6	Articles of Merger filed with the Nevada Secretary of State (Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 18, 2023).
4.1	Certificate of Designation of the Series B Convertible Preferred Stock (Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 21, 2010).
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

10.19	2023 Omnibus Equity Incentive Plan (Incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14 A filed October 3, 2023).
10.20	2023 Employee Stock Plan (Incorporated by reference from Appendix B to the Company’s Definitive Proxy Statement on Schedule 14 A filed October 3, 2023).
14.1	Code of Ethics and Business Conduct (Incorporated by reference from the Company’s Annual Report Form 10-KSB for the period ended June 30, 2008, dated September 29, 2008).
21	List of Subsidiaries (Incorporated by reference from the Company’s Annual Report on Form 10-K for the period ended June 30, 2017, dated September 13, 2017).
23.1	Consent of Haynie & Company, dated September 30, 2024*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *
97	ReposiTrak, Inc. Clawback Policy*
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPOSITRAK, INC.
(Registrant)

Date: September 30, 2024	By:	/s/ Randall K. Fields
Principal Executive Officer,
Chair of the Board and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall K. Fields	Chair of the Board and Director,	September 30, 2024
Randall K. Fields	Chief Executive Officer
(Principal Executive Officer)

/s/ John Merrill	Chief Financial Officer	September 30, 2024
John Merrill	(Principal Financial Officer &
Principal Accounting Officer)

/s/ Robert W. Allen	Director, and Compensation	September 30, 2024
Robert W. Allen	Committee Chair

/s/ Peter J. Larkin	Director	September 30, 2024
Peter J. Larkin

/s/ Ronald C. Hodge	Director, and Audit Committee Chair	September 30, 2024
Ronald C. Hodge

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ReposiTrak, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ReposiTrak, Inc. (the Company) as of June 30, 2024, and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition – Multiple Element Arrangements

Description of the Matter:

The Company recognized approximately $20.5 million in revenue during the year ended June 30, 2024. As discussed in Note 2 to the financial statements, the Company enters into several different types of revenue arrangements that often consist of multiple performance obligations. Management must use judgment to determine the appropriate value and allocation of revenue to these performance obligations.

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

Haynie & Company Salt Lake City, Utah September 30, 2024 PCAOB ID Number 457

We have served as the Company’s auditor since 2016.

REPOSITRAK, INC.

Consolidated Balance Sheets

	June 30,	June 30,
	2024	2023
Assets
Current Assets
Cash	$25,153,862	$23,990,879
Receivables, net of allowance for doubtful accounts of $227,573 and $170,103 at June 30, 2024 and 2023, respectively	3,678,627	2,523,019
Contract asset – unbilled current portion	181,680	186,959
Prepaid expense and other current assets	285,998	573,763
Total Current Assets	29,300,167	27,274,620

Property and equipment, net	513,277	986,300

Other Assets:
Deposits and other assets	22,414	22,414
Prepaid expense – less current portion	2,609	36,282
Contract asset – unbilled long-term portion	108,052	108,052
Operating lease – right-of-use asset	250,306	310,796
Customer relationships	131,400	262,800
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	384,621	698,281
Total Other Assets	21,783,288	22,322,511

Total Assets	$51,596,732	$50,583,431

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$265,086	$431,387
Accrued liabilities	1,554,775	1,620,000
Contract liability – deferred revenue	2,441,234	1,903,001
Operating lease liability – current	64,076	58,771
Notes payable and financing leases – current	217,971	219,262
Total current liabilities	4,543,142	4,232,421

Long-term liabilities
Operating lease liability – less current portion	198,972	263,047
Notes payable and financing leases – less current portion	-	206,032
Total liabilities	4,742,114	4,701,500

Commitments and contingencies

Stockholders’ equity:
Preferred Stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 616,470 and 625,375 shares issued and outstanding at June 30, 2024 and 2023 respectively	6,165	6,254
Series B-1 Preferred, 550,000 shares authorized; 0 and 212,402 shares issued and outstanding at June 30, 2024 and 2023, respectively	-	2,124
Common Stock, $0.01 par value, 50,000,000 shares authorized; 18,234,893 and 18,309,051 issued and outstanding at June 30, 2024 and 2023, respectively	182,351	183,093
Additional paid-in capital	64,655,902	67,732,887
Accumulated other comprehensive loss	(27,390)	-
Accumulated deficit	(17,962,410)	(22,042,427)
Total stockholders’ equity	46,854,618	45,881,931
Total liabilities and stockholders’ equity	$51,596,732	$50,583,431

See accompanying notes to consolidated financial statements.

REPOSITRAK, INC.

Consolidated Statements of Operations

	For the Years Ended
	June 30,
	2024	2023

Revenue	$20,453,320	$19,098,910

Operating expense:
Cost of revenue and product support	3,416,450	3,309,345
Sales and marketing	5,492,719	4,933,405
General and administrative	5,330,437	4,685,783
Depreciation and amortization	1,189,483	1,079,799
Total operating expense	15,429,089	14,008,332

Income from operations	5,024,231	5,090,578

Other income (expense):
Interest income	1,272,719	821,777
Interest expense	(28,166)	(60,990)
Unrealized gain (loss) on short term investments	63,997	(9,752)
Other gain	-	70,047
Income before income taxes	6,332,781	5,911,660

(Provision) for income taxes	(374,491)	(321,371)
Net income	5,958,290	5,590,289

Dividends on Preferred Stock	(549,645)	(586,444)

Net income applicable to common shareholders	$5,408,645	$5,003,845

Weighted average shares, basic	18,202,000	18,406,000
Weighted average shares, diluted	18,931,000	18,766,000
Basic earnings per share	$0.30	$0.27
Diluted earnings per share	$0.29	$0.27

Comprehensive income:
Net income	$5,958,290	$5,590,289
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(27,390)	-
Total comprehensive income	$5,930,900	$5,590,289

See accompanying notes to consolidated financial statements.

REPOSITRAK, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

	Series B		Series B-1				Additional		Other
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance, June 30, 2022	625,375	$6,254	212,402	$2,124	18,460,538	$184,608	$68,653,361	$(25,943,287)	-	$42,903,060

Stock issued for:
Accrued compensation	-	-	-	-	55,463	555	294,052	-	-	294,607
Cash	-	-	-	-	24,647	246	92,481	-	-	92,727
Preferred Dividends-Declared	-	-	-	-	-	-	-	(586,444)	-	(586,444)
Common Stock Dividends - Declared	-	-	-	-	-	-	-	(1,102,985)	-	(1,102,985)
Stock Buyback	-	-	-	-	(231,597)	(2,316)	(1,307,007)	-	-	(1,309,323)
Net income	-	-	-	-	-	-	-	5,590,289	-	5,590,289
Balance, June 30, 2023	625,375	$6,254	212,402	$2,124	18,309,051	$183,093	$67,732,887	$(22,042,427)	$-	$45,881,931

Stock issued for:
Accrued compensation	-	-	-	-	83,244	832	536,047	-	-	536,879
Employee stock plan	-	-	-	-	19,635	196	111,643	-	-	111,839
Preferred Stock Redemption	(8,905)	(89)	(212,402)	(2,124)	-	-	(2,210,871)	(154,912)	-	(2,367,996)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(549,645)	-	(549,645)
Common Stock Dividends - Declared	-	-	-	-	-	-	-	(1,173,716)	-	(1,173,716)
Stock Buyback	-	-	-	-	(177,037)	(1,770)	(1,513,804)	-	-	(1,515,574)
Net income	-	-	-	-	-	-	-	5,958,290	-	5,958,290
Other comprehensive Loss	-	-	-	-	-	-	-	-	(27,390)	(27,390)
Balance, June 30, 2024	616,470	$6,165	-	$-	18,234,893	$182,351	$64,655,902	$(17,962,410)	$(27,390)	$46,854,618

See accompanying notes to consolidated financial statements.

REPOSITRAK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$5,958,290	$5,590,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,189,483	1,079,799
Amortization of operating right of use asset	60,490	57,716
Stock compensation expense	367,147	390,716
Bad debt expense	375,000	1,300,000
(Increase) decrease in:
Accounts receivables	(1,525,329)	(195,345)
Long-term receivables, prepaids and other assets	123,355	559,009
Increase (decrease) in:
Accounts payable	(166,301)	(259,251)
Operating lease liability	(58,770)	(53,862)
Accrued liabilities	102,803	43,090
Deferred revenue	538,233	347,858
Net cash provided by operating activities	6,964,401	8,860,019

Cash flows from investing activities:
Purchase of property and equipment	(73,317)	(133,944)
Capitalization of software development costs	-	(769,243)
Purchase of marketable securities	(27,390)	-
Net cash (used in) provided by investing activities	(100,707)	(903,187)

Cash flows from financing activities:
Net (decrease) in lines of credit	-	(2,590,907)
Common stock buyback/retirement	(1,515,574)	(1,309,323)
Redemption of Series B-1 preferred	(2,367,996)	-
Proceeds from employee stock plan	111,839	92,727
Dividends paid	(1,721,657)	(1,414,912)
Payments on notes payable and capital leases	(207,323)	(204,486)
Net cash used in financing activities	(5,700,711)	(5,426,901)

Net (decrease) increase in cash and cash equivalents	1,162,983	2,529,931

Cash and cash equivalents at beginning of period	23,990,879	21,460,948
Cash and cash equivalents at end of period	$25,153,862	$23,990,879

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$332,222	$296,484
Cash paid for interest	$15,223	$59,081
Cash paid for operating leases	$73,291	$71,157

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Common Stock to pay accrued liabilities	$536,879	$294,607
Dividends accrued on Preferred Stock	$549,645	$586,444

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2024 and June 30, 2023

NOTE 1.	DESCRIPTION OF BUSINESS

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

On December 21, 2023, the Company effected a change of its corporate name from Park City Group, Inc. to ReposiTrak, Inc. The Company is incorporated in the State of Nevada and has two principal subsidiaries: PC Group, Inc., a Utah corporation (98.76% owned) (“PCG Utah”), and Park City Group, Inc., a Delaware corporation (100% owned) (“PCG Delaware” and together with PCG Utah, the “Subsidiaries”). All intercompany transactions and balances have been eliminated in the Company’s consolidated financial statements, which contain the Company’s results from operations. The Company has no business operations separate from the operations conducted through its Subsidiaries.

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

The Company had one customer that accounted for greater than 10% of accounts receivable at June 30, 2024. The customer had a balance of $962,300 and $962,300 for June 30, 2024 and June 30, 2023, respectively.

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

Warranties

The Company offers a limited warranty against software defects. Customers who are not completely satisfied with their software purchase may attempt to be reimbursed for their purchases outside the warranty period. For the years ending June 30, 2024 and 2023, the Company did not incur any expense associated with warranty claims.

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

On June 21, 2018, the Company entered into an office lease at 5282 South Commerce Drive Suite D292, Murray, Utah 84107, providing for the lease of approximately 9,800 square feet, commencing on March 1, 2019. The monthly rent is $10,200. The initial term of the lease was three years. The Company had the option of renewing for an additional two three-year terms.

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

	Contract
	assets
Balance – June 30, 2023	$295,011
Revenue recognized during the period but not billed	-
Amounts reclassified to accounts receivable	(10,000)
Other	4,721
Balance – June 30, 2024	$289,732	(1)

(1)	Contract asset balances for June 30, 2024 include a current and a long-term contract asset of $181,680 and $108,052, respectively.

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

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period:

Contract
liability
Balance – June 30, 2023	$1,903,001
Amounts billed but not recognized as revenue	2,441,234
Revenue recognized related to the opening balance of deferred revenue	(1,903,001)
Balance – June 30, 2024	$2,441,234

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

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by contract-type. All revenues for the years ending June 30, 2024 and 2023 were generated from sales in North America. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market and other economic factors:

	Year Ended, June 30
	2024	2023	Chg $	Chg %
Recurring revenue – subscription and support services	$20,357,893	$19,028,993	$1,328,900	7%
Non-recurring revenue – setup and training services	95,427	69,917	25,510	36%
Total	$20,453,320	$19,098,910	$1,354,410	7%

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

Advertising Costs

Advertising is expensed as incurred. Advertising costs were approximately $22,625 and $20,735 for the years ended June 30, 2024 and 2023, respectively.

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

For the year ended June 30, 2024, warrants to purchase 1,108,805 shares of Common Stock were included in the computation of Diluted EPS, and no warrants to purchase shares of Common Stock were excluded the computation of Diluted EPS due to the anti-dilutive effect. For the year ended June 30, 2023, warrants to purchase 1,085,068 shares of Common Stock were included in the computation of Diluted EPS, and warrants to purchase 23,737 shares of Common Stock were excluded the computation of Diluted EPS due to the anti-dilutive effect. Warrants to purchase shares of Common Stock were outstanding at prices ranging $4.00 from to $10.00 per share at June 30, 2024.

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Year ended June 30,
	2024	2023
Numerator
Net income applicable to common shareholders	$5,408,645	$5,003,845

Denominator
Weighted average common shares outstanding, basic	18,202,000	18,406,000
Warrants to purchase Common Stock	729,000	360,000
Weighted average common shares outstanding, diluted	18,931,000	18,766,000

Net income per share
Basic	$0.30	$0.27
Diluted	$0.29	$0.27

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

NOTE 3.	RECEIVABLES

Accounts receivable consist of the following at June 30:

	2024	2023
Accounts receivable	$3,906,200	$2,693,122
Allowance for doubtful accounts	(227,573)	(170,103)
	$3,678,627	$2,523,019

Accounts receivable consist of trade accounts receivable and unbilled amounts recognized as revenue during the year for which invoicing occurs subsequent to year-end. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

NOTE 4.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following at June 30:

	2024	2023
Computer equipment	$2,684,626	$2,611,309
Furniture and equipment	180,976	180,976
Leased equipment	629,947	629,947
Leasehold improvements	681,314	681,314
	4,176,863	4,103,546
Less accumulated depreciation and amortization	(3,663,586)	(3,117,246)
	$513,277	$986,300

Depreciation expense for the years ended June 30, 2024 and 2023 was $546,341 and $541,942, respectively.

NOTE 5.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following at June 30:

	2024	2023
Capitalized software costs	$3,678,289	$3,678,289
Less accumulated amortization	(3,293,668)	(2,980,008)
	$384,621	$698,281

Amortization expense for the years ended June 30, 2024 and 2023 was $313,659 and $185,452, respectively.

NOTE 6.	ACQUISITION RELATED INTANGIBLE ASSETS, NET

Customer relationships consist of the following at June 30:

	2024	2023
Customer relationships	$5,537,161	$5,537,161
Less accumulated amortization	(5,405,761)	(5,274,361)
	$131,400	$262,800

Amortization expense for the years ended June 30, 2024 and 2023 was $131,400 and $131,400, respectively.

NOTE 7.	ACCRUED LIABILITIES

Accrued liabilities consist of the following at June 30:

	2024	2023
Accrued stock-based compensation	$172,170	$387,044
Accrued compensation and other liabilities	730,089	682,901
Accrued taxes	231,935	131,178
Accrued dividends	420,581	418,877
	$1,554,775	$1,620,000

NOTE 8.	LINE OF CREDIT

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

On April 28, 2023, the Company and the Bank executed an amendment to the Credit Agreement (the “Amendment”), with an effective date of March 31, 2023. The Amendment to the Credit Agreement sets forth that (1) the Company will increase its liquidity requirement from $10 million to $12 million, which the Company currently maintains over $22 million in cash and a current ratio of over 6:1, and (2) draws on the facility accrue interest at the annual rate, equal to 1.75% plus the one-month SOFR rate, instead of the previous LIBOR rate. As of June 30, 2024, the balance of the facility was zero. The Company had zero bank debt at June 30, 2024.

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

NOTE 9.	DEFERRED REVENUE

Deferred revenue consisted of the following at June 30:

	2024	2023
Subscription	$2,085,621	$1,543,455
Other	355,613	359,546
	$2,441,234	$1,903,001

NOTE 10.	INCOME TAXES

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

Net deferred tax liabilities consist of the following components at June 30:

	2024	2023
Deferred tax assets:
NOL carryover	$1,825,300	$9,539,700
Capital loss carryover	38,600	38,600
Allowance for bad debts	59,200	44,200
Accrued expense	167,300	199,000
Operating lease ROU	2,900	1,000
Depreciation	(120,000)	(247,500)
Amortization	(1,075,600)	(932,100)

Valuation allowance	(897,700)	(8,642,900)
Net deferred tax asset	$-	$-

The income tax provision differs from the amounts of income tax determined by applying the US federal income tax rate to pretax income from continuing operations for the years ended June 30, 2024 and 2023 due to the following:

	2024	2023

Book income	$1,549,156	$1,453,475
Stock for services	71,490	15,824
Change in accrual	(31,672)	16,586
Life insurance	51,239	14,933
Meals and entertainment	1,961	844
Change in allowance	14,942	(9,357)
Change in depreciation	84,332	(181,879)
Unrealized gain	(17,432)	2,536
Operating lease ROU	447	1,002
Excess	-	-
Capital loss carryover	-	-
NOL utilization	(1,724,463)	(1,313,964)
Valuation allowance	-	-
	$-	$-

At June 30, 2024, the Company had net operating loss carryforwards of approximately $7,020,239 that may be offset against past and future taxable income from the year 2024 forward. A significant portion of the net operating loss carryforwards began to expire in 2019. No tax benefit has been reported in the June 30, 2024 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. In January of 2009 the Company acquired Prescient Applied Intelligence, Inc. which had significant net operating loss carryforwards. Due to the change in ownership, Prescient’s (subsequently renamed Park City Group then ReposiTrak) net operating loss carryforwards may be limited as to use in future years. The limitation will be determined on a year-to-year basis. In June of 2015 the Company acquired ReposiTrak, which had significant net operating loss carryforwards. Due to the change in ownership, ReposiTrak's net operating loss carryforwards may be limited as to use in future years. In December of 2023 ReposiTrak was merged into the Park City Group subsidiary (subsequently named ReposiTrak) which caused the remaining original ReposiTrak entity net operating loss carryforwards to be lost.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of June 30, 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

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

The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 18 are eligible to participate. The Company, at its discretion, may match employee’s contributions at a percentage determined annually by the Board of Directors. During the period, the Company did not match contributions. There were no expenses for the years ended June 30, 2024 and 2023.

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

Officers, Key Employees, Consultants and Directors Stock Compensation

In January 2013, the Board of Directors approved the Second Amended and Restated 2011 Stock Plan (the “Amended 2011 Plan”), which Amended 2011 Plan was approved by shareholders on March 29, 2013. Under the terms of the Amended 2011 Plan, all employees, consultants and directors of the Company are eligible to participate. The maximum aggregate number of shares of Common Stock that may be granted under the Amended 2011 Plan is 675,000 shares. The Company’s Amended 2011 Plan terminated on April 1, 2023, and no new awards were granted under the 2011 Plan thereafter. Awards outstanding under the 2011 Plan remain subject to the 2011 Plan. Any shares subject to outstanding awards under the 2011 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the 2023 Plan, as defined below.

In August 2023, our Board of Directors approved the 2023 Omnibus Equity Incentive Plan (the “2023 Plan”), which plan was approved by shareholders on November 20, 2023. Under the terms of the 2023 Plan, all employees, consultants and directors of the Company are eligible to participate. The maximum aggregate number of shares of Common Stock that may be granted under the 2023 Plan is 400,000 shares. A Committee of independent members of the Company’s Board of Directors administers the 2023 Plan.

In August 2023, our Board of Directors approved the 2023 Employee Stock Purchase Plan (the “2023 ESPP”), which plan was approved by shareholders on November 20, 2023. Under the terms of the 2023 ESPP, all full- and part-time employees of the Company are eligible to participate. The maximum aggregate number of shares of Common Stock that may be granted under the 2023 ESPP is 50,000 shares. A Committee of independent members of the Company’s Board of Directors administers the 2023 ESPP.

The Company issued 0 and 38,291 shares to its directors during the years ended June 30, 2024 and 2023, respectively, under the Amended 2011 Plan. The Company issued 0 and 43,523 shares to employees and consultants during the years ended June 30, 2024 and 2023, respectively, under the Amended 2011 Plan.

The Company issued 18,978 and 0 shares to its directors during the years ended June 30, 2024 and 2023, respectively, under the 2023 Plan. The Company issued 64,266 and 0 shares to employees and consultants during the years ended June 30, 2024 and 2023, respectively, under the 2023 Plan.

The Company issued 19,635 and 0 shares to its employees during the years ended June 30, 2024 and 2023, respectively, under its 2023 ESPP.

The Company holds no treasury stock.

Vested and issued shares under the Amended 2011 plan for the fiscal year ending  June 30, 2024 and  June 30, 2023 totaling 0 and 25,995, respectively, and vested and issued shares under the 2023 Plan for the fiscal year ending  June 30, 2024 and June 30, 2023 totaling 69,437 and 0, respectively are included in the roll-forward of restricted stock units below.

Restricted Stock Units

		Weighted
		Average
	Restricted	Grant Date
	Stock	Fair Value
	Units	($/share)

Outstanding at July 1, 2022	906,155	5.34
Granted	61,859	5.02
Vested and issued	(25,995)	5.77
Forfeited	(34,568)	5.52
Outstanding at June 30, 2023	907,451	5.30
Granted	15,130	10.55
Vested and issued	(69,437)	5.53
Forfeited	-	-
Outstanding at June 30, 2024	853,144	5.37

The number of restricted stock units outstanding at June 30, 2024 includes 2,483 units that have vested but for which shares of Common Stock had not yet been issued pursuant to the terms of the agreement.

As of June 30, 2024, there was approximately $4.6 million of unrecognized stock-based compensation obligations under our equity compensation plans. The stock-based compensation obligation is in connection with certain employment agreements which have a deferral option at the Board’s discretion. At the end of the deferral period, the stock-based compensation expense associated with the obligation is expected to be recognized on a straight-line basis over a period of three years.

Warrants

Outstanding warrants were issued in connection with private placements of the Company’s Common Stock and with the restructuring of the Series B Preferred that occurred in March of 2018. The following table summarizes information about fixed stock warrants outstanding at June 30, 2024:

Warrants Outstanding				Warrants Exercisable
at June 30, 2024				at June 30, 2024
Range of		Weighted average	Weighted		Weighted
exercise	Number	remaining contractual	average	Number	average
prices	Outstanding	life (years)	exercise price	exercisable	exercise price
$4.00	1,085,068	1.60	$4.00	1,085,068	$4.00
$10.00	23,737	1.57	$10.00	23,737	$10.00
	1,108,805	1.60	$4.13	1,108,805	$4.13

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

On August 29, 2023, the Board approved the redemption and retirement of its Series B Preferred and Series B-1 Preferred for their stated value, or $10.70 for each share of Preferred Stock, resulting in an aggregate purchase price of $8,964,214 (the “Preferred Redemption”). The Preferred Redemption is to occur over a three year period beginning August 29, 2023.

As of June 30, 2024, a total of 616,470 shares of Series B Preferred and 0 shares of Series B-1 Preferred were issued and outstanding. Since inception, a total of 221,307 Preferred shares at the redemption price of $10.70 per share have been redeemed for a total of $2,367,985.

The following table provides information about the redemption and retirement of the Series B Preferred during the year ended June 30, 2024:

	Series B Preferred
			Dollars	Remaining
			Expended	Amount
	Total		by Period	Available
	Number of		under the	for Future
	Shares	Price Paid	Preferred	Preferred
Period (1)	Redeemed	Per Share	Redemption	Redemption
July 1, 2023 – September 30, 2023:	-	$10.70	$-
October 1, 2023 – December 31, 2023:	-	$10.70	$-	$6,691,513
January 1, 2024 – March 31, 2024:	-	$10.70	$-	$6,691,513
April 1, 2024 – June 30, 2024:	8,905	$10.70	$95,284	$6,596,229
Total	8,905		$95,284	$6,596,229

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

The following table provides information about the redemption and retirement of the Series B-1 Preferred during the three months ended June 30, 2024:

	Series B-1 Preferred
			Dollars	Remaining
			Expended	Amount
	Total		by Period	Available
	Number of		under the	for Future
	Shares	Price Paid	Preferred	Preferred
Period (1)	Redeemed	Per Share	Redemption	Redemption
July 1, 2023 – September 30, 2023:	-	$10.70	$-
October 1, 2023 – December 31, 2023:	70,093	$10.70	$749,995	$1,522,706
January 1, 2024 – March 31, 2024:	70,093	$10.70	$749,995	$772,711
April 1, 2024 – June 30, 2024:	72,216	$10.70	$772,711	$-
Total	212,402		$2,272,701	$-

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

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

As of June 30, 2024, a total of 616,470 shares of Series B Preferred and 0 shares of Series B-1 Preferred were issued and outstanding.

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

Since inception of the Share Repurchase Program through June 30, 2024, a total of $21,000,000 in shares of Common Stock have been approved under the Share Repurchase Program, and 2,122,703 shares of Common Stock have been repurchased at an average purchase price of $6.13, resulting in $7,992,206 remaining available to repurchase under the current Share Repurchase Program. From time-to-time, our Board of Directors may authorize further increases to our Share Repurchase Program. In addition, the Share Repurchase Program may also be suspended for periods of time or discontinued at any time, at the Board’s discretion.

The following table provides information about repurchases of our Common Stock registered pursuant to Section 12 of the Exchange Act, during the years ended June 30, 2024 and 2023:

				Remaining
				Amount
				Available for
			Dollars	Future
	Total		Expended	Share
	Number		by Period	Repurchases
	of Shares	Average	Under the	Under the
	Purchased	Price Paid	Plans or	Plans or
Period (1)	by Period	Per Share	Programs	Programs

Year Ended June 30, 2023:
July 1, 2022 – September 30, 2022	20,859	$4.97	$103,657	$10,713,447
October 1, 2022 – December 31, 2022	88,741	$5.05	$448,266	$10,265,181
January 1, 2023 – March 31, 2023	74,150	$5.79	$429,271	$9,835,910
April 1, 2023 – June 30, 2023	47,847	$6.86	$328,129	$9,507,781
Year Ended June 30, 2024:
July 1, 2023 – September 30, 2023	155,025	$8.53	$1,322,082	$8,185,698
October 1, 2023 – December 31, 2023	22,012	$8.79	$193,492	$7,992,206
January 1, 2024 – March 31, 2024	-	$-	$-	$7,992,206
April 1, 2024 – June 30, 2024	-	$-	$-	$7,992,206

(1) We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

NOTE 14.	RECENT ACCOUNTING PRONOUNCEMENTS

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

Service Agreement. During the year ended June 30, 2024, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Mr. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields, FMI’s designated executive, who also serves as the Company’s Chair of the Board of Directors, controls FMI. The Company had no payables to FMI at June 30, 2024 and 2023 respectively, under the Service Agreement.

During the year ended  June 30, 2024, the Company, the Company redeemed and retired and aggregate of $95,284 in Series B Preferred and $2,272,701 in Series B-1 Preferred from Mr. Randall K. Fields, affiliates of Mr. Fields, and Robert W. Allen. Mr. Allen is a director of the Company.

NOTE 16.	SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, through the filing date and noted no events have occurred subsequent to June 30, 2024 that are reasonably likely to impact the Company’s financial statements.