Form 10-Q
period 2024-09-30
ReposiTrak, Inc.
filed 2024-11-14
CIK 50471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to .

Commission File Number 001-34941

REPOSITRAK, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of November 14, 2024, 18,260,982 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

REPOSITRAK, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPOSITRAK, INC.

Consolidated Condensed Balance Sheets (Unaudited)

	September 30,	June 30,
	2024	2024
Assets
Current Assets
Cash	$25,790,206	$25,153,862
Receivables, net of allowance for doubtful accounts of $215,480 and $227,573 at September 30, 2024 and June 30, 2024, respectively	3,297,932	3,678,627
Contract asset – unbilled current portion	671,763	181,680
Prepaid expense and other current assets	332,018	285,998
Total Current Assets	30,091,919	29,300,167

Property and equipment, net	675,721	513,277

Other Assets:
Deposits and other assets	22,414	22,414
Prepaid expense – less current portion	2,218	2,609
Contract asset – unbilled long-term portion	-	108,052
Operating lease – right-of-use asset	234,729	250,306
Customer relationships	98,550	131,400
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	320,518	384,621
Total Other Assets	21,562,315	21,783,288

Total Assets	$52,329,955	$51,596,732

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$331,755	$265,086
Accrued liabilities	1,286,725	1,554,775
Contract liability – deferred revenue	2,585,019	2,441,234
Operating lease liability – current	65,452	64,076
Notes payable and financing leases – current	188,425	217,971
Total current liabilities	4,457,376	4,543,142

Long-term liabilities
Operating lease liability – less current portion	182,085	198,972
Notes payable and financing leases – less current portion	165,735	-
Total liabilities	4,805,196	4,742,114

Commitments and contingencies

Stockholders’ equity:
Preferred Stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 546,377 and 616,470 shares issued and outstanding at September 30, 2024 and June 30, 2024, respectively	5,464	6,165
Common Stock, $0.01 par value, 50,000,000 shares authorized; 18,246,090 and 18,234,893 and issued and outstanding at September 30, 2024 and June 30, 2024, respectively	182,463	182,351
Additional paid-in capital	64,085,398	64,655,902
Accumulated other comprehensive loss	6,696	(27,390)
Accumulated deficit	(16,755,262)	(17,962,410)
Total stockholders’ equity	47,524,759	46,854,618
Total liabilities and stockholders’ equity	$52,329,955	$51,596,732

See accompanying notes to consolidated condensed financial statements.

REPOSITRAK, INC.

Consolidated Condensed Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended
	September 30,
	2024	2023

Revenue	$5,441,142	$5,060,112

Operating expense:
Cost of revenue and product support	859,219	766,334
Sales and marketing	1,529,100	1,505,501
General and administrative	1,292,551	1,279,323
Depreciation and amortization	280,211	308,945
Total operating expense	3,961,081	3,860,103

Income from operations	1,480,061	1,200,009

Other income (expense):
Interest income	349,533	258,161
Interest expense	(10,172)	(6,344)
Unrealized gain (loss) on short term investments	(4,267)	27,186
Income before income taxes	1,815,155	1,479,012

(Provision) for income taxes:	(150,000)	(100,464)
Net income	1,665,155	1,378,548

Dividends on preferred stock	(107,882)	(146,611)

Net income applicable to common shareholders	$1,557,273	$1,231,937

Weighted average shares, basic	18,244,000	18,225,000
Weighted average shares, diluted	19,102,000	18,839,000
Basic income per share	$0.09	$0.07
Diluted income per share	$0.08	$0.07
Comprehensive income:
Net income	$1,665,155	$1,378,548
Other comprehensive gain:
Unrealized gain on available-for-sale securities	34,086	-
Total comprehensive income	$1,699,241	$1,378,548

See accompanying notes to consolidated condensed financial statements.

REPOSITRAK, INC.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$1,665,155	$1,378,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	280,211	308,945
Amortization of operating right of use asset	15,577	14,829
Stock compensation expense	150,000	85,375
Bad debt expense	100,044	75,000
(Increase) decrease in:
Accounts receivables	(259,388)	(547,809)
Long-term receivables, prepaids and other assets	6,455	216,340
Increase (decrease) in:
Accounts payable	66,669	(116,499)
Operating lease liability	(15,511)	(57,164)
Accrued liabilities	(284,097)	(14,218)
Deferred revenue	143,785	177,423
Net cash provided by operating activities	1,868,900	1,520,770

Cash flows from investing activities:
Sale of marketable securities	34,086	-
Net cash provided by investing activities	34,086	-

Cash flows from financing activities:
Common Stock buyback/retirement	-	(1,322,082)
Redemption of Series B Preferred	(749,995)	-
Proceeds from employee stock plan	59,852	57,743
Dividends paid	(422,954)	(421,248)
Payments on notes payable and capital leases	(153,545)	(128,834)
Net cash used in financing activities	(1,266,642)	(1,814,421)

Net increase (decrease) in cash and cash equivalents	636,344	(293,651)

Cash and cash equivalents at beginning of period	25,153,862	23,990,879
Cash and cash equivalents at end of period	$25,790,206	$23,697,228

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$312,098	$221,661
Cash paid for interest	$2,005	$2,329
Cash paid for operating leases	$18,686	$18,141

Supplemental disclosure of non-cash investing and financing activities:
Common stock to pay accrued liabilities	$69,985	$37,500
Dividends accrued on preferred stock	$107,882	$146,611
Right-of-use asset	$289,734	$-

See accompanying notes to consolidated condensed financial statements.

REPOSITRAK, INC.

Consolidated Condensed Statements of Stockholders’ Equity (Deficit) (Unaudited)

Three months Ended September 30, 2024

									Accumulated
	Series B		Series B-1				Additional		Other
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Gain/Loss	Total

Balance, June 30, 2024	616,470	$6,165	-	$-	18,234,893	$182,351	$64,655,902	$(17,962,410)	$(27,390)	$46,854,618
Stock issued for:
Accrued compensation	-	-	-	-	5,705	57	69,928	-	-	69,985
Employee stock plan	-	-	-	-	5,492	55	59,797	-	-	59,852
Stock buyback	-	-	-	-	-	-	-	-	-	-
Preferred Stock redemption	(70,093)	(701)	-	-	-	-	(700,229)	(49,065)	-	(749,995)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(107,882)	-	(107,882)
Common Stock Dividends-Declared	-	-	-	-	-	-	-	(301,060)	-	(301,060)
Net income	-	-	-	-	-	-	-	1,665,155	-	1,665,155
Other comprehensive gain	-	-	-	-	-	-	-	-	34,086	34,086
Balance, September 30, 2024	546,377	$5,464	-	$-	18,246,090	$182,463	$64,085,398	$(16,755,262)	$6,696	$47,524,759

Three months Ended September 30, 2023

									Accumulated
	Series B		Series B-1				Additional		Other
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Gain/Loss	Total

Balance, June 30, 2023	625,375	$6,254	212,402	$2,124	18,309,051	$183,093	$67,732,887	$(22,042,427)	$-	$45,881,931
Stock issued for:
Accrued compensation	-	-	-	-	3,716	37	37,463	-	-	37,500
Employee stock plan	-	-	-	-	13,326	133	57,610	-	-	57,743
Stock buyback	-	-	-	-	(155,025)	(1,550)	(1,320,532)	-	-	(1,322,082)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	-	(146,611)
Common Stock Dividends-Declared	-	-	-	-	-	-	-	(272,566)	-	(272,566)
Net income	-	-	-	-	-	-	-	1,378,548	-	1,378,548
Balance, September 30, 2023	625,375	$6,254	212,402	$2,124	18,171,068	$181,713	$66,507,428	$(21,083,056)	$-	$45,614,463

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

Basis of Financial Statement Presentation

The interim financial information of the Company as of September 30, 2024 and for the three months ended September 30, 2024 is unaudited, and the balance sheet as of  June 30, 2024 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. GAAP. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2024. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended September 30, 2024 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2024. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2024.

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

	Contract
	assets
Balance – June 30, 2024	$289,732
Revenue recognized during the period but not billed	406,799
Amounts reclassified to accounts receivable	-
Other	(24,768)
Balance – September 30, 2024	$671,763	(1)

(1)	Contract asset balances for September 30, 2024 include a current and a long-term contract asset of $671,763 and $0, respectively.

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

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period:

Contract
liability
Balance – June 30, 2024	$2,441,234
Amounts billed but not recognized as revenue	821,327
Revenue recognized related to the opening balance of deferred revenue	(677,542)
Balance – September 30, 2024	$2,585,019

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

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by contract-type. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market, and other economic factors:

	Three Months Ended
	September 30,
	2024	2023

Recurring revenue – subscription and support services	$5,353,817	$5,046,685
Non-recurring revenue – setup and training services	87,325	13,427
	$5,441,142	$5,060,112

Earnings Per Share

Basic net income per share of our common stock, $0.01 par value (“Common Stock”) (“Basic EPS”) excludes dilution and is computed by dividing net income applicable to Common Stockholders by the weighted average number of Common Stock outstanding during the period. Diluted net income per share of Common Stock (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue shares of Common Stock were exercised or converted into Common Stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per share of Common Stock.

For the three months ended September 30, 2024 and 2023, warrants to purchase 0 and 23,737 shares of our Common Stock at an exercise price of $10.00 per share were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average price of Common Stock for the quarter.

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	September 30,
	2024	2023
Numerator
Net income applicable to common shareholders	$1,557,273	$1,231,937

Denominator
Weighted average common shares outstanding, basic	18,244,000	18,225,000
Warrants to purchase Common Stock	858,000	614,000
Weighted average common shares outstanding, diluted	19,102,000	18,839,000

Net income per share
Basic	$0.09	$0.07
Diluted	$0.08	$0.07

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications have no impact on the previously reported results.

NOTE 3.	EQUITY

		Weighted
		Average
		Grant Date
	Restricted	Fair Value
Restricted Stock Units	Stock Units	($/share)

Outstanding at June 30, 2024	853,144	$5.37
Granted	-	-
Vested and issued	(3,253)	9.99
Forfeited	-	-
Outstanding at September 30, 2024	849,891	$5.35

As of September 30, 2024, there were zero restricted stock units outstanding that had vested but for which shares of Common Stock had not yet been issued pursuant to the terms of the applicable agreement.

As of September 30, 2024, there was approximately $4.6 million of unrecognized stock-based compensation obligations under our equity compensation plans. The stock-based compensation obligation is in connection with certain employment agreements which have a deferral option at the Board’s discretion. At the end of the deferral period, the stock-based compensation expense associated with the obligation is expected to be recognized on a straight-line basis over a period of three years.

Warrants

Outstanding warrants were issued in connection with private placements of the Company’s Common Stock and with the restructuring of the Series B Preferred that occurred in March of 2018. The following table summarizes information about fixed stock warrants outstanding at September 30, 2024:

Warrants Outstanding				Warrants Exercisable
at September 30, 2024				at September 30, 2024
		Weighted
		average
Range of		remaining	Weighted		Weighted
exercise	Number	contractual	average	Number	average
prices	Outstanding	life (years)	exercise price	exercisable	exercise price
$4.00	1,085,068	1.35	$4.00	1,085,068	$4.00
$10.00	23,737	1.32	$10.00	23,737	$10.00
	1,108,805	1.35	$4.13	1,108,805	$4.13

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

As of September 30, 2024, a total of 546,377 shares of Series B Preferred and 0 shares of Series B-1 Preferred were issued and outstanding. Since inception, a total of 291,400 Preferred shares at the redemption price of $10.70 per share have been redeemed for a total of $3,117,980.

The following table provides information about the redemption and retirement of the Series B Preferred during the year ended June 30, 2024 and three months ended September 30, 2024:

	Series B Preferred
			Dollars	Remaining
			Expended	Amount
	Total		by Period	Available
	Number of		under the	for Future
	Shares	Price Paid	Preferred	Preferred
Period (1)	Redeemed	Per Share	Redemption	Redemption
July 1, 2023 – September 30, 2023:	-	$10.70	$-	$6,691,513
October 1, 2023 – December 31, 2023:	-	$10.70	$-	$6,691,513
January 1, 2024 – March 31, 2024:	-	$10.70	$-	$6,691,513
April 1, 2024 – June 30, 2024:	8,905	$10.70	$95,284	$6,596,229
Total	8,905		$95,284	$6,596,229

July 1, 2024 – September 30, 2024:	70,093	$10.70	$749,995	$5,846,234
Total	70,093		$749,995	$5,846,234

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

The following table provides information about the redemption and retirement of the Series B-1 Preferred during the year ended June 30, 2024:

	Series B-1 Preferred
			Dollars	Remaining
			Expended	Amount
	Total		by Period	Available
	Number of		under the	for Future
	Shares	Price Paid	Preferred	Preferred
Period (1)	Redeemed	Per Share	Redemption	Redemption
July 1, 2023 – September 30, 2023:	-	$10.70	$-	$-
October 1, 2023 – December 31, 2023:	70,093	$10.70	$749,995	$1,522,706
January 1, 2024 – March 31, 2024:	70,093	$10.70	$749,995	$772,711
April 1, 2024 – June 30, 2024:	72,216	$10.70	$772,711	$-
Total	212,402		$2,272,701	$-

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

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

Since inception of the Share Repurchase Program through  September 30, 2024 a total of $21,000,000 in shares of Common Stock have been approved under the Share Repurchase Program, and 2,122,703 shares of Common Stock have been repurchased at an average purchase price of $6.13, resulting in $7,992,206 remaining available to repurchase under the current Share Repurchase Program. From time-to-time, our Board of Directors may authorize further increases to our Share Repurchase Program. In addition, the Share Repurchase Program may also be suspended for periods of time or discontinued at any time, at the Board’s discretion.

The following table provides information about repurchases of our Common Stock registered pursuant to Section 12 of the Exchange Act, during the year ended June 30, 2024 and three months ended September 30, 2024:

				Remaining
				Amount
				Available
			Dollars	for Future
	Total		Expended	Share
	Number		by Period	Repurchases
	of Shares	Average	Under the	Under the
	Purchased	Price Paid	Plans or	Plans or
Period (1)	by Period	Per Share	Programs	Programs

Year Ended June 30, 2024:
July 1, 2023 – September 30, 2023:	155,025	$8.53	$1,322,082	$8,185,698
October 1, 2023 – December 31, 2023:	22,012	$8.79	$193,492	$7,992,206
January 1, 2024 – March 31, 2024:	-	$-	$-	$7,992,206
April 1, 2024 – June 30, 2024:	-	$-	$-	$7,992,206

Three Months Ended September 30, 2024:
July 1, 2024 – September 30, 2024:	-	$-	$-	$7,992,206

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

NOTE 4.	RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2024, the Company continued to be a party to a service agreement (the “Service Agreement”) with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields, FMI’s designated executive, who also serves as the Company’s Chair of the Board of Directors, controls FMI. The Company had no payables to FMI under the Service Agreement as of September 30, 2024 or June 30, 2024. During the three months ended September 30, 2024 and 2023, the Company paid FMI $242,451 and $231,015, respectively, in connection with the Service Agreement.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements. The words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, or similar expressions are intended to identify “forward-looking statements”. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our June 30, 2024 Annual Report on Form 10-K, incorporated by reference herein. Statements made herein are as of the date of the filing of this Report with the Securities and Exchange Commission (“SEC”) and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Recent Developments

Dividend Payment

On September 19, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.0165 per share ($0.066 per year), payable to shareholders of record on November 13, 2024, which were paid to shareholders of record on or about September 30, 2024. Based on the closing prices on September 30, 2024, this represented an annual dividend yield of approximately 0.34%. Subsequent dividends will be paid within 45 days of each fiscal quarter end.

On September 30, 2024, the Company announced that the Board of Directors approved a 10% increase to the quarterly dividend beginning with the dividend payable to shareholders of record on December 31, 2024.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023.

Revenue

	Fiscal Quarter Ended
	September 30,		Variance
	2024	2023	Dollars	Percent
Revenue	$5,441,142	$5,060,112	$381,030	8%

Revenue was $5,441,142 and $5,060,112 for the three months ended September 30, 2024 and 2023, respectively, a 8% increase year-over-year. The increase in revenue was due to growth in recurring subscription revenue primarily in traceability but includes growth in all lines of business. These include compliance, supply chain and traceability. Growth in traceability is the result of growing industry and consumer response to food contaminations and food safety hazards, whether biological, chemical, physical, or allergenic. The risks have elevated regulatory requirements, documentation requisites, and principally has resulted in mandates from the retailers to its suppliers. As more and more retailers, wholesalers and distributors mandate their requirements to suppliers, the Company continues to see a corresponding rise in demand for its services.

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

Cost of Services and Product Support

	Fiscal Quarter Ended
	September 30,		Variance
	2024	2023	Dollars	Percent
Cost of services and product support	$859,219	$766,334	$92,885	12%
Percent of total revenue	16%	15%

Cost of services and product support was $859,219 and $766,334 for the three months ended September 30, 2024 and 2023, respectively, a 12% increase. This $92,885 increase is primarily the result of development to accelerate automation of onboarding and support services in effort to support the acceleration and expansion of the FSMA 204 initiative. Given the demand in traceability the Company has also expended additional resources on further upgrading its information security services to increase protection of customer data.

Sales and Marketing Expense

	Fiscal Quarter Ended
	September 30,		Variance
	2024	2023	Dollars	Percent
Sales and marketing	$1,529,100	$1,505,501	$23,599	2%
Percent of total revenue	28%	30%

Sales and marketing expense was $1,529,100 and $1,505,501 for the three months ended September 30, 2024 and 2023, respectively, a 2% increase. The increase in sales and marketing expense was primarily the result of higher sales commissions, sales travel, and investment in marketing for our suite of services. The largest contributors to the increase in sales and marketing expense has been an increase in commission and FSMA 204 traceability awareness marketing. We believe the uptick in marketing costs will flatten over the next twelve months as awareness of the 2026 traceability regulatory deadline approaches.

General and Administrative Expense

	Fiscal Quarter Ended
	September 30,		Variance
	2024	2023	Dollars	Percent
General and administrative	$1,292,551	$1,279,323	$13,228	1%
Percent of total revenue	24%	25%

General and administrative expense was $1,292,551 and $1,279,323 for the three months ended September 30, 2024 and 2023, respectively, a 1% increase. The increase in general and administrative expense was primarily due to higher employee benefit costs, general liability insurance, D&O insurance, and payroll taxes.

Depreciation and Amortization Expense

	Fiscal Quarter Ended
	September 30,		Variance
	2024	2023	Dollars	Percent
Depreciation and amortization	$280,211	$308,945	$(28,734)	(9)%
Percent of total revenue	5%	6%

Depreciation and amortization expense was $280,211 and $308,945 for the three months ended September 30, 2024 and 2023, respectively, a decrease of 9%. The decrease was due to certain assets that have been fully depreciated or amortized.

Other Income and Expense

	Fiscal Quarter Ended
	September 30,		Variance
	2024	2023	Dollars	Percent
Net other income (expense)	$335,094	$279,003	$56,091	20%
Percent of total revenue	6%	6%

Net other income was $335,094 for the three months ended September 30, 2024, compared to net other income of $279,003 for the three months ended September 30, 2023. Other income increased due to higher cash balances and an increase in interest income attributable to higher earnings on fixed income instruments.  In September 2024, the Federal Reserve began cutting interest rates, which reductions make it unlikely the Company will be able to maintain the same interest income on its existing cash balances without taking additional credit risk.

Preferred Dividends

	Fiscal Quarter Ended
	September 30,		Variance
	2024	2023	Dollars	Percent
Preferred dividends	$107,882	$146,611	$(38,729)	(26)%
Percent of total revenue	2%	3%

Preferred dividends accrued on the Company’s Preferred Stock was $107,882 for the three months ended September 30, 2024 and $146,611 for the three months ended September 30, 2023. Dividends decreased due to the redemption and retirement of Preferred Stock. Although no assurances can be given, the Company announced that it intends to redeem all of the Series B and B-1 Preferred stock over three years which commenced August of 2023.

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

	As of		Variance
	September 30,	June 30,
	2024	2024	Dollars	Percent
Cash and cash equivalents	$25,790,206	$25,153,862	$636,344	3%

We have historically funded our operations with cash from operations, equity financings, and borrowings from our existing line of credit with U.S. Bank N.A. (the “Bank”), which was revised on October 6, 2021, and again in 2022. In March 2024, given our strong financial position, we terminated the credit facility with our bank.

Cash was $25,790,206 and $25,153,862 at September 30, 2024 and June 30, 2024, respectively. This 3% increase is primarily the result of higher revenue and the corresponding cash receipts from customers. It also includes higher earnings associated with a growing cash balance.

Net Cash Flows from Operating Activities

	Three Months Ended
	September 30,		Variance
	2024	2023	Dollars	Percent
Cash provided by operating activities	$1,868,900	$1,520,770	$348,130	23%

Net cash provided by operating activities is summarized as follows:

	Three Months Ended
	September 30,
	2024	2023
Net income	$1,665,155	$1,378,548
Noncash expense and income, net	545,832	484,149
Net changes in operating assets and liabilities	(342,087)	(341,927)
	$1,868,900	$1,520,770

Net cash provided by operating activities for the three months ended September 30, 2024 was $1,868,900 compared to net cash provided by operating activities of $1,520,770 for the three months ended September 30, 2023. Net cash provided by operating activities increased 23% due principally to an increase in collections due to higher revenues, offset by lower accounts payable. Noncash expense in the quarter increased by $61,683 in the three months ended September 30, 2024, compared to three months ended September 30, 2023 as a result of a decrease in bad debt expense and stock compensation expense offset by an increase in depreciation and amortization.

Net Cash Flows from Investing Activities

	Three Months Ended
	September 30,		Variance
	2024	2023	Dollars	Percent
Cash provided by investing activities	$34,086	$-	$34,086	100%

Net cash provided by investing activities for the three months ended September 30, 2024 was $34,086 compared to net cash used in investing activities of $0 for the three months ended September 30, 2023. This increase in cash provided by investing activities for the three months ended September 30, 2024 was due to the sale of marketable securities.

Net Cash Flows from Financing Activities

	Three Months Ended
	September 30,		Variance
	2024	2023	Dollars	Percent
Cash used in financing activities	$(1,266,642)	$(1,814,421)	$547,779	(30)%

Net cash used in financing activities totaled $1,266,642 for the three months ended September 30, 2024, compared to cash used in financing activities of $1,814,421 for the three months ended September 30, 2023. The decrease in net cash used in financing activities is due to no buyback of Common stock during the quarter.

Liquidity and Working Capital

At September 30, 2024, the Company had positive working capital of $25,634,543, as compared with positive working capital of $24,757,025 at June 30, 2024. This $877,518 increase in working capital is primarily due to an increase in accounts receivable and decrease in prepaid and other assets offset by a decrease in contract liabilities and an increase in deferred revenue due to an increase in annual subscriptions. Cash and cash equivalents also increased due to cash receipts from customers who have signed up for, among other offerings, the ReposiTrak Traceability Network.

	As of	As of	Variance
	September 30,	June 30,
	2024	2024	Dollars	Percent
Current assets	$30,091,919	$29,300,167	$791,752	3%

Current assets totaled $30,091,919 as of September 30, 2024, as compared to $29,300,167 as of June 30, 2024. The increase in current assets is primarily attributable to the increase in cash and prepaid expense and other current assets offset by a decrease of accounts receivables.

	As of	As of	Variance
	September 30,	June 30,
	2024	2024	Change	Percent
Current liabilities	$4,457,376	$4,543,142	$(85,766)	(2)%

Current ratio	6.73%	6.45%

Current liabilities totaled $4,457,376 as of September 30, 2024 as compared to $4,543,142 as of June 30, 2024. The decrease in current liabilities is primarily attributable to the increase in deferred revenue offset by a decrease in accrued liabilities and paydown of certain financing lease liabilities. As of September 30, 2024, the Company had zero bank debt.

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

On April 28, 2023, the Company and the Bank executed an amendment to the Credit Agreement (the “Amendment”), with an effective date of March 31, 2023. The Amendment sets forth that (1) the Company will increase its liquidity requirement from $10 million to $12 million, which the Company currently maintains over $22 million in cash and a current ratio of over 6:1, and (2) draws on the facility accrue interest at the annual rate, equal to 1.75% plus the one-month SOFR rate, instead of the previous LIBOR rate. As of March 31, 2024, the balance of the facility was zero. The Company had zero bank debt at September 30, 2024.

On March 15, 2024, given its strong financial position, the Company chose not to renew the Revolving Credit Agreement.  There were no amounts due at the time of renewal.

While no assurances can be given, management currently believes that the Company will continue to increase its cash flow from operations and working capital position in subsequent periods. The Company’s increase in anticipated cash flow from operations and working capital position is expected to be offset by the use of cash required to fund the Company’s quarterly cash dividends of $0.015 per share, announced on September 28, 2022, December 30, 2022, February 10, 2023, March 21, 2023, June 20, 2023, September 19, 2023, and of $0.0165 per share, announced on December 12, 2023, March 18, 2024, June 18, 2024 and September 19, 2024, as well as the  redemption and retirement of the Company’s Series B Convertible Preferred Stock (the “Preferred Stock”) for their stated value, or $10.70 for each share of Preferred Stock, resulting in an aggregate purchase price of $8,964,214.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenue, and results of operation, liquidity or capital expenditures.

Contractual Obligations

Total contractual obligations and commercial commitments as of September 30, 2024 are summarized in the following table:

	Operating	Financing
	Leases	Leases
Less than 1 Year	$76,051	$204,555
1-3 Years	159,014	177,023
3-5 Years	34,031	-
Total lease payments	269,096	381,578
Less imputed interest	(21,559)	(27,418)
Total	$247,537	$354,160

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

See Note 2 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Report for a full description of the impact of the adoption of new accounting standards on our financial statements. Following the adoption of this guidance, the revenue recognition for our sales arrangements remained materially consistent with our historical practice and there have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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

Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. At September 30, 2024, our debt portfolio was composed of only capital leases. The effective APR fixed is 4.55%. We depreciate our total lease obligations on a three-year straight-line basis.  The total cost is less than $400,000.

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2024:

		Weighted
	Aggregate	Average
Cash:	Fair Value	Interest Rate
Cash	$25,790,206	4.84%

ITEM 4.	CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2024 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There are no risk factors identified by the Company in addition to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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

REPOSITRAK, INC.

Date: November 14, 2024	By:	/s/ Randall K. Fields
Randall K. Fields
Chair of the Board and Chief Executive Officer (Principal Executive Officer)

REPOSITRAK, INC.

Date: November 14, 2024	By:	/s/ John R. Merrill
John R. Merrill
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)