Form 10-Q
period 2024-12-31
ReposiTrak, Inc.
filed 2025-02-12
CIK 50471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to .

Commission File Number 001-34941

REPOSITRAK, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of February 12, 2025, 18,271,702 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

REPOSITRAK, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPOSITRAK, INC.

Consolidated Condensed Balance Sheets (Unaudited)

	December 31,	June 30,
	2024	2024
Assets
Current Assets
Cash	$28,041,398	$25,153,862
Receivables, net of allowance for doubtful accounts of $221,406 and $227,573 at December 31, 2024 and June 30, 2024, respectively	3,374,594	3,678,627
Contract asset – unbilled current portion	645,983	181,680
Prepaid expense and other current assets	332,564	285,998
Total Current Assets	32,394,539	29,300,167

Property and equipment, net	893,076	513,277

Other Assets:
Deposits and other assets	22,414	22,414
Prepaid expense – less current portion	1,826	2,609
Contract asset – unbilled long-term portion	-	108,052
Operating lease – right-of-use asset	218,954	250,306
Customer relationships	65,700	131,400
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	256,414	384,621
Total Other Assets	21,449,194	21,783,288

Total Assets	$54,736,809	$51,596,732

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$291,872	$265,086
Accrued liabilities	1,417,272	1,554,775
Contract liability – deferred revenue	4,160,207	2,441,234
Operating lease liability – current	66,846	64,076
Notes payable and financing leases – current	316,738	217,971
Total current liabilities	6,252,935	4,543,142

Long-term liabilities
Operating lease liability – less current portion	164,984	198,972
Notes payable and financing leases – less current portion	384,136	-
Total liabilities	6,802,055	4,742,114

Commitments and contingencies

Stockholders’ equity:
Preferred Stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 476,284 and 616,470 shares issued and outstanding at December 31, 2024 and June 30, 2024, respectively	4,763	6,165
Common Stock, $0.01 par value, 50,000,000 shares authorized; 18,257,322 and 18,234,893 and issued and outstanding at December 31, 2024 and June 30, 2024, respectively	182,576	182,351
Additional paid-in capital	63,436,160	64,655,902
Accumulated other comprehensive loss	(8,521)	(27,390)
Accumulated deficit	(15,680,224)	(17,962,410)
Total stockholders’ equity	47,934,754	46,854,618
Total liabilities and stockholders’ equity	$54,736,809	$51,596,732

See accompanying notes to consolidated condensed financial statements.

REPOSITRAK, INC.

Consolidated Condensed Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

Revenue	$5,490,908	$5,125,751	$10,932,050	$10,185,863

Operating expense:
Cost of revenue and product support	1,002,556	973,287	1,861,775	1,739,621
Sales and marketing	1,455,036	1,264,377	2,984,136	2,769,878
General and administrative	1,376,553	1,347,278	2,669,104	2,626,601
Depreciation and amortization	304,712	299,958	584,923	608,903
Total operating expense	4,138,857	3,884,900	8,099,938	7,745,003

Income from operations	1,352,051	1,240,851	2,832,112	2,440,860

Other income (expense):
Interest income	354,633	316,445	704,166	574,606
Interest expense	(12,033)	(7,576)	(22,205)	(13,920)
Unrealized gain (loss) on short term investments	8,534	15,456	4,267	42,642
Income before income taxes	1,703,185	1,565,176	3,518,340	3,044,188

(Provision) for income taxes:	(152,105)	(114,027)	(302,105)	(214,491)
Net income	1,551,080	1,451,149	3,216,235	2,829,697

Dividends on preferred stock	(95,616)	(146,611)	(203,498)	(293,222)

Net income applicable to common shareholders	$1,455,464	$1,304,538	$3,012,737	$2,536,475

Weighted average shares, basic	18,254,000	18,162,000	18,249,000	18,193,000
Weighted average shares, diluted	19,143,000	18,805,000	19,122,000	18,822,000
Basic income per share	$0.08	$0.07	$0.17	$0.14
Diluted income per share	$0.08	$0.07	$0.16	$0.13
Comprehensive income:
Net income	$1,551,080	$1,451,149	$3,216,235	$2,829,697
Other comprehensive gain:
Unrealized gain (loss) on available-for-sale securities	(15,217)	(5,904)	18,869	(5,904)
Total comprehensive income	$1,535,863	$1,445,245	$3,235,104	$2,823,793

See accompanying notes to consolidated condensed financial statements.

REPOSITRAK, INC.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net income	$3,216,235	$2,829,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	584,923	608,903
Amortization of operating right of use asset	31,352	29,838
Stock compensation expense	202,987	171,373
Bad debt expense	300,000	150,000
(Increase) decrease in:
Accounts receivables	(460,270)	(1,389,753)
Long-term receivables, prepaids and other assets	(54,102)	127,755
Increase (decrease) in:
Accounts payable	26,786	(99,081)
Operating lease liability	(31,218)	(28,616)
Accrued liabilities	(207,036)	(71,733)
Deferred revenue	1,718,973	123,564
Net cash provided by operating activities	5,328,630	2,451,947

Cash flows from investing activities:
Purchase of property and equipment	-	(10,523)
Sale (purchase) of marketable securities	18,869	(5,904)
Net cash provided by (used in) investing activities	18,869	(16,427)

Cash flows from financing activities:
Common Stock buyback/retirement	(100,016)	(1,515,574)
Redemption of Series B Preferred	(1,499,980)	-
Redemption of Series B-1 Preferred	-	(749,995)
Proceeds from exercise of warrants	79,120	-
Proceeds from employee stock plan	64,352	57,743
Dividends paid	(831,898)	(840,427)
Payments on notes payable and capital leases	(171,541)	(125,075)
Net cash used in financing activities	(2,459,963)	(3,173,328)

Net increase (decrease) in cash and cash equivalents	2,887,536	(737,808)

Cash and cash equivalents at beginning of period	25,153,862	23,990,879
Cash and cash equivalents at end of period	$28,041,398	$23,253,071

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$375,119	$317,944
Cash paid for interest	$4,832	$6,434
Cash paid for operating leases	$37,371	$36,282

Supplemental disclosure of non-cash investing and financing activities:
Common stock to pay accrued liabilities	$137,440	$110,000
Dividends accrued on preferred stock	$203,498	$293,222
Right-of-use asset	$654,444	$-

See accompanying notes to consolidated condensed financial statements.

REPOSITRAK, INC.

Consolidated Condensed Statements of Stockholders’ Equity (Deficit) (Unaudited)

Six months Ended December 31, 2024

									Accumulated
	Series B		Series B-1				Additional		Other
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Gain/Loss	Total

Balance, June 30, 2024	616,470	$6,165	-	$-	18,234,893	$182,351	$64,655,902	$(17,962,410)	$(27,390)	$46,854,618
Stock issued for:
Accrued compensation	-	-	-	-	5,705	57	69,928	-	-	69,985
Employee stock plan	-	-	-	-	5,492	55	59,797	-	-	59,852
Stock buyback	-	-	-	-	-	-	-	-	-	-
Preferred Stock redemption	(70,093)	(701)	-	-	-	-	(700,229)	(49,065)	-	(749,995)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(107,882)	-	(107,882)
Common Stock Dividends-Declared	-	-	-	-	-	-	-	(301,060)	-	(301,060)
Net income	-	-	-	-	-	-	-	1,665,155	-	1,665,155
Other comprehensive gain	-	-	-	-	-	-	-	-	34,086	34,086
Balance, September 30, 2024	546,377	$5,464	-	$-	18,246,090	$182,463	$64,085,398	$(16,755,262)	$6,696	$47,524,759
Stock issued for:
Accrued compensation	-	-	-	-	6,980	70	67,430	-	-	67,500
Employee stock plan	-	-	-	-	414	4	4,496	-	-	4,500
Stock buyback	-	-	-	-	(4,074)	(40)	(99,976)	-	-	(100,016)
Exercise of warrants	-	-	-	-	7,912	79	79,041			79,120
Preferred Stock redemption	(70,093)	(701)	-	-	-	-	(700,229)	(49,055)	-	(749,985)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(95,616)	-	(95,616)
Common Stock Dividends-Declared	-	-	-	-	-	-	-	(331,371)	-	(331,371)
Net income	-	-	-	-	-	-	-	1,551,080	-	1,551,080
Other comprehensive loss	-	-	-	-	-	-	-	-	(15,217)	(15,217)
Balance, December 31, 2024	476,284	$4,763	-	$-	18,257,322	$182,576	$63,436,160	$(15,680,224)	$(8,521)	$47,934,754

Six months Ended December 31, 2023

									Accumulated
	Series B		Series B-1				Additional		Other
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Gain/Loss	Total

Balance, June 30, 2023	625,375	$6,254	212,402	$2,124	18,309,051	$183,093	$67,732,887	$(22,042,427)	$-	$45,881,931
Stock issued for:
Accrued compensation	-	-	-	-	3,716	37	37,463	-	-	37,500
Employee stock plan	-	-	-	-	13,326	133	57,610	-	-	57,743
Stock buyback	-	-	-	-	(155,025)	(1,550)	(1,320,532)	-	-	(1,322,082)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	-	(146,611)
Common Stock Dividends-Declared	-	-	-	-	-	-	-	(272,566)	-	(272,566)
Net income	-	-	-	-	-	-	-	1,378,548	-	1,378,548
Balance, September 30, 2023	625,375	$6,254	212,402	$2,124	18,171,068	$181,713	$66,507,428	$(21,083,056)	$-	$45,614,463
Stock issued for:
Accrued compensation	-	-	-	-	9,674	97	72,403	-	-	72,500
Employee stock plan	-	-	-	-	-	-	-	-	-	-
Stock buyback	-	-	-	-	(22,012)	(220)	(193,272)	-	-	(193,492)
Preferred Stock redemption	-	-	(70,093)	(701)	-	-	(749,294)	-	-	(749,995)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	-	(146,611)
Common Stock Dividends-Declared	-	-	-	-	-	-	-	(299,619)	-	(299,619)
Net income	-	-	-	-	-	-	-	1,451,149	-	1,451,149
Other comprehensive loss	-	-	-	-	-	-	-	-	(5,904)	(5,904)
Balance, December 31, 2023	625,375	$6,254	142,309	$1,423	18,158,730	$181,590	$65,637,265	$(20,078,137)	$(5,904)	$45,742,491

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

Basis of Financial Statement Presentation

The interim financial information of the Company as of December 31, 2024 and for the three and six months ended December 31, 2024 is unaudited, and the balance sheet as of  June 30, 2024 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. GAAP. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2024. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended December 31, 2024 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2025. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2024.

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

	Contract
	assets
Balance – June 30, 2024	$289,732
Revenue recognized during the period but not billed	406,799
Amounts reclassified to accounts receivable	-
Other	(50,548)
Balance – December 31, 2024	$645,983	(1)

(1)	Contract asset balances for December 31, 2024 include a current and a long-term contract asset of $645,983 and $0, respectively.

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

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period:

Contract
liability
Balance – June 30, 2024	$2,441,234
Amounts billed but not recognized as revenue	3,436,479
Revenue recognized related to the opening balance of deferred revenue	(1,717,506)
Balance – December 31, 2024	$4,160,207

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

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by contract-type. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market, and other economic factors:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

Recurring revenue – subscription and support services	$5,380,130	$5,124,751	$10,733,947	$10,171,436
Non-recurring revenue – setup and training services	110,778	1,000	198,103	14,427
	$5,490,908	$5,125,751	$10,932,050	$10,185,863

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

For the three and six months ended December 31, 2024 and 2023, warrants to purchase 0 and 23,737 shares of our Common Stock at an exercise price of $10.00 per share were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average price of Common Stock for the quarter.

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Numerator
Net income applicable to common shareholders	$1,455,464	$1,304,538	$3,012,737	$2,536,475

Denominator
Weighted average common shares outstanding, basic	18,254,000	18,162,000	18,249,000	18,193,000
Warrants to purchase Common Stock	889,000	643,000	873,000	629,000
Weighted average common shares outstanding, diluted	19,143,000	18,805,000	19,122,000	18,822,000

Net income per share
Basic	$0.08	$0.07	$0.17	$0.14
Diluted	$0.08	$0.07	$0.16	$0.13

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications have no impact on the previously reported results.

NOTE 3.	EQUITY

		Weighted
		Average
		Grant Date
	Restricted	Fair Value
Restricted Stock Units	Stock Units	($/share)

Outstanding at June 30, 2024	853,144	$5.37
Granted	5,000	18.63
Vested and issued	(8,203)	7.62
Forfeited	-	-
Outstanding at December 31, 2024	849,941	$5.43

As of December 31, 2024, there were zero restricted stock units outstanding that had vested but for which shares of Common Stock had not yet been issued pursuant to the terms of the applicable agreement.

As of December 31, 2024, there was approximately $4.6 million of unrecognized stock-based compensation obligations under our equity compensation plans. The stock-based compensation obligation is in connection with certain employment agreements which have a deferral option at the Board’s discretion. At the end of the deferral period, the stock-based compensation expense associated with the obligation is expected to be recognized on a straight-line basis over a period of three years.

Warrants

Outstanding warrants were issued in connection with private placements of the Company’s Common Stock and with the restructuring of the Series B Preferred that occurred in March of 2018. The following table summarizes information about fixed stock warrants outstanding at December 31, 2024:

Warrants Outstanding				Warrants Exercisable
at December 31, 2024				at December 31, 2024
		Weighted
		average
Range of		remaining	Weighted		Weighted
exercise	Number	contractual	average	Number	average
prices	Outstanding	life (years)	exercise price	exercisable	exercise price
$4.00	1,085,068	1.10	$4.00	1,085,068	$4.00
$10.00	15,825	1.07	$10.00	15,825	$10.00
	1,100,893	1.10	$4.13	1,100,893	$4.09

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

As of December 31, 2024, a total of 476,284 shares of Series B Preferred and 0 shares of Series B-1 Preferred were issued and outstanding. Since inception, a total of 361,493 Preferred shares, including Series B and Series B-1, at the redemption price of $10.70 per share have been redeemed for a total of $3,867,975. The remaining amount available for future Preferred redemption is $5,096,239.

The following table provides information about the redemption and retirement of the Series B Preferred during the year ended June 30, 2024 and six months ended December 31, 2024:

	Series B Preferred
			Dollars	Remaining
			Expended	Amount
	Total		by Period	Available
	Number of		under the	for Future
	Shares	Price Paid	Preferred	Preferred
Period (1)	Redeemed	Per Share	Redemption	Redemption
July 1, 2023 – September 30, 2023:	-	$10.70	$-	$6,691,513
October 1, 2023 – December 31, 2023:	-	$10.70	$-	$6,691,513
January 1, 2024 – March 31, 2024:	-	$10.70	$-	$6,691,513
April 1, 2024 – June 30, 2024:	8,905	$10.70	$95,284	$6,596,229
Total	8,905		$95,284	$6,596,229

July 1, 2024 – September 30, 2024:	70,093	$10.70	$749,995	$5,846,234
October 1, 2024 – December 31, 2024:	70,093	$10.70	$749,995	$5,096,239
Total	140,186		1,499,990	$5,096,239

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

The following table provides information about the redemption and retirement of the Series B-1 Preferred during the year ended June 30, 2024:

	Series B-1 Preferred
			Dollars	Remaining
			Expended	Amount
	Total		by Period	Available
	Number of		under the	for Future
	Shares	Price Paid	Preferred	Preferred
Period (1)	Redeemed	Per Share	Redemption	Redemption
July 1, 2023 – September 30, 2023:	-	$10.70	$-	$-
October 1, 2023 – December 31, 2023:	70,093	$10.70	$749,995	$1,522,706
January 1, 2024 – March 31, 2024:	70,093	$10.70	$749,995	$772,711
April 1, 2024 – June 30, 2024:	72,216	$10.70	$772,711	$-
Total	212,402		$2,272,701	$-

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

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

Since inception of the Share Repurchase Program through  December 31, 2024 a total of $21,000,000 in shares of Common Stock have been approved under the Share Repurchase Program, and 2,126,777 shares of Common Stock have been repurchased at an average purchase price of $6.16, resulting in $7,892,189 remaining available to repurchase under the current Share Repurchase Program. From time-to-time, our Board of Directors may authorize further increases to our Share Repurchase Program. In addition, the Share Repurchase Program may also be suspended for periods of time or discontinued at any time, at the Board’s discretion.

The following table provides information about repurchases of our Common Stock registered pursuant to Section 12 of the Exchange Act, during the year ended June 30, 2024 and six months ended December 31, 2024:

				Remaining
				Amount
				Available
			Dollars	for Future
	Total		Expended	Share
	Number		by Period	Repurchases
	of Shares	Average	Under the	Under the
	Purchased	Price Paid	Plans or	Plans or
Period (1)	by Period	Per Share	Programs	Programs

Year Ended June 30, 2024:
July 1, 2023 – September 30, 2023:	155,025	$8.53	$1,322,082	$8,185,698
October 1, 2023 – December 31, 2023:	22,012	$8.79	$193,492	$7,992,206
January 1, 2024 – March 31, 2024:	-	$-	$-	$7,992,206
April 1, 2024 – June 30, 2024:	-	$-	$-	$7,992,206

Three Months Ended December 31, 2024:
July 1, 2024 – September 30, 2024:	-	$-	$-	$7,992,206
October 1, 2024 – December 31, 2024:	4,074	$24.55	$100,017	$7,892,189

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

NOTE 4.	RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2024, the Company continued to be a party to a service agreement (the “Service Agreement”) with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields, FMI’s designated executive, who also serves as the Company’s Chair of the Board of Directors, controls FMI. The Company had no payables to FMI under the Service Agreement as of December 31, 2024 or June 30, 2024. During the six months ended December 31, 2024 and 2023, the Company paid FMI $512,808 and $484,902, respectively, in connection with the Service Agreement.

NOTE 5.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU 2023-09 (ASC Topic 740), Improvements to Income Tax Disclosures. This ASU requires disaggregated income tax disclosures on the rate reconciliation and income taxes paid. The Company is required to adopt this guidance for its annual reporting in fiscal year 2026 on a prospective basis but has the option to apply it retrospectively. Early adoption is permitted. This standard is expected to impact the Company's disclosures and will not have an impact on its Condensed Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03 (ASC Subtopic 220-40), Disaggregation of Income Statement Expenses. The Company is required to disclose, in the notes to the financial statements, specified information about certain costs and expenses. The Company is required to adopt this guidance for its annual reporting in fiscal year 2028, and for interim period reporting beginning the first quarter of fiscal year 2029 on either a prospective or retrospective basis. Early adoption is permitted. This standard is expected to impact the Company's disclosures and will not have an impact on its Condensed Consolidated Financial Statements.

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

Recent Developments

Dividend Payment

On September 19, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.0165 per share ($0.066 per year), payable to shareholders of record on November 13, 2024, which were paid to shareholders of record on or about December 31, 2024. Based on the closing prices on December 31, 2024, this represented an annual dividend yield of approximately 0.31%. Subsequent dividends will be paid within 45 days of each fiscal quarter end.

On December 16, 2024, the Company announced that the Board of Directors approved a 10% increase to the quarterly cash dividend of $0.0165 per share ($0.066 per year). The quarterly dividend will increase 10% to $0.01815 per quarter ($0.0726 per share annually) beginning with the dividend payable to shareholders of record on December 31, 2024.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2024 to the Three Months Ended December 31, 2023.

Revenue

	Fiscal Quarter Ended
	December 31,		Variance
	2024	2023	Dollars	Percent
Revenue	$5,490,908	$5,125,751	$365,157	7%

Revenue was $5,490,908 and $5,125,751 for the three months ended December 31, 2024 and 2023, respectively, a 7% increase year-over-year. The increase in revenue was due to growth in recurring subscription revenue in all lines of business. These include compliance, supply chain and traceability. Growth in traceability is the result of growing industry and consumer response to food contaminations and food safety hazards, whether biological, chemical, physical, or allergenic. The risks have elevated regulatory requirements, documentation requisites, and principally has resulted in mandates from the retailers to its suppliers. As more and more retailers, wholesalers and distributors mandate their requirements to suppliers, the Company continues to see a corresponding rise in demand for its services.

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

Cost of Services and Product Support

	Fiscal Quarter Ended
	December 31,		Variance
	2024	2023	Dollars	Percent
Cost of services and product support	$1,002,556	$973,287	$29,269	3%
Percent of total revenue	18%	19%

Cost of services and product support was $1,002,556 and $973,287 for the three months ended December 31, 2024 and 2023, respectively, a 3% increase. This $29,269 increase is primarily the result of development to accelerate automation of onboarding and support services in effort to support the scale and expansion of the FSMA 204 initiative. Given the demand in traceability the Company has also expended additional resources on further upgrading its cyber security services to increase protection of customer data.

Sales and Marketing Expense

	Fiscal Quarter Ended
	December 31,		Variance
	2024	2023	Dollars	Percent
Sales and marketing	$1,455,036	$1,264,377	$190,659	15%
Percent of total revenue	26%	25%

Sales and marketing expense was $1,455,036 and $1,264,377 for the three months ended December 31, 2024 and 2023, respectively, a 15% increase. The increase in sales and marketing expense was primarily the result of higher sales commissions, sales travel, and investment in marketing for our suite of services. The largest contributors to the increase in sales and marketing expense has been an increase in commission due to higher sales and FSMA 204 traceability awareness marketing. We believe the uptick in marketing spending will flatten over the next twelve months as awareness of the 2026 traceability regulatory deadline approaches. However, we believe corresponding commission may represent 8% of incremental revenue as the acceleration of revenue will lead to higher sales commissions.

General and Administrative Expense

	Fiscal Quarter Ended
	December 31,		Variance
	2024	2023	Dollars	Percent
General and administrative	$1,376,553	$1,347,278	$29,275	2%
Percent of total revenue	25%	26%

General and administrative expense was $1,376,553 and $1,347,278 for the three months ended December 31, 2024 and 2023, respectively, a 2% increase. The increase in general and administrative expense was primarily due to higher employee benefit costs, general liability insurance, D&O insurance, and higher payroll taxes due to an increase in sales commissions.

Depreciation and Amortization Expense

	Fiscal Quarter Ended
	December 31,		Variance
	2024	2023	Dollars	Percent
Depreciation and amortization	$304,712	$299,958	$4,754	2%
Percent of total revenue	6%	6%

Depreciation and amortization expense was $304,712 and $299,958 for the three months ended December 31, 2024 and 2023, respectively, a increase of 2%. The increase was due to the addition of certain assets obtained with financing arrangements in the current fiscal year to expand into our newest Reno, NV data center. The Company now has two data centers in Las Vegas, NV and Reno, NV. We believe the expansion will significantly increase speed, redundancy and storage capacity for the increase in the demand for our services.

Other Income and Expense

	Fiscal Quarter Ended
	December 31,		Variance
	2024	2023	Dollars	Percent
Net other income (expense)	$351,134	$324,325	$26,809	8%
Percent of total revenue	6%	6%

Net other income was $351,134 for the three months ended December 31, 2024, compared to net other income of $324,325 for the three months ended December 31, 2023. Other income increased due to higher cash balances and an increase in interest income attributable to higher earnings on fixed income instruments.  In September 2024, the Federal Reserve began cutting interest rates, which reductions make it unlikely the Company will be able to maintain the same interest income on its existing cash balances without taking additional credit risk.

Preferred Dividends

	Fiscal Quarter Ended
	December 31,		Variance
	2024	2023	Dollars	Percent
Preferred dividends	$95,616	$146,611	$(50,995)	(35)%
Percent of total revenue	2%	3%

Preferred dividends accrued on the Company’s Preferred Stock was $95,616 for the three months ended December 31, 2024 and $146,611 for the three months ended December 31, 2023. Dividends decreased due to the redemption and retirement of Preferred Stock since the inception of the redemption plan that commenced in fiscal 2024. Although no assurances can be given, the Company announced that it intends to redeem all of the Series B and B-1 Preferred stock over three years which commenced August of 2023. Since inception, a total of 361,493 Preferred shares, including Series B and Series B-1, at the redemption price of $10.70 per share have been redeemed for a total of $3,867,975.

Comparison of the Six Months Ended December 31, 2024 to the Six Months Ended December 31, 2023.

Revenue

	Six Months Ended
	December 31,		Variance
	2024	2023	Dollars	Percent
Revenue	$10,932,050	$10,185,863	$746,187	7%

Revenue was $10,932,050 and $10,185,863 for the six months ended December 31, 2024 and 2023, respectively, a 7% increase year-over-year. The increase in revenue was due to growth in recurring subscription revenue growth in all lines of business. These include compliance, supply chain and traceability. Growth in traceability is the result of growing industry and consumer response to food contaminations and food safety hazards, whether biological, chemical, physical, or allergenic. The risks have elevated regulatory requirements, documentation requisites, and principally has resulted in mandates from the retailers to its suppliers. As more and more retailers, wholesalers and distributors mandate their requirements to suppliers, the Company continues to see a corresponding rise in demand for its services.

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

Cost of Services and Product Support

	Six Months Ended
	December 31,		Variance
	2024	2023	Dollars	Percent
Cost of services and product support	$1,861,775	$1,739,621	$122,154	7%
Percent of total revenue	17%	17%

Cost of services and product support was $1,861,775 and $1,739,621 for the six months ended December 31, 2024 and 2023, respectively, a 7% increase. This $122,154 increase is primarily the result of development to accelerate automation of onboarding and support services in effort to support the scale and expansion of the FSMA 204 initiative. Given the demand in traceability the Company has also expended additional resources on further upgrading its cyber security services to increase protection of customer data.

Sales and Marketing Expense

	Six Months Ended
	December 31,		Variance
	2024	2023	Dollars	Percent
Sales and marketing	$2,984,136	$2,769,878	$214,258	8%
Percent of total revenue	27%	27%

Sales and marketing expense was $2,984,136 and $2,769,878 for the six months ended December 31, 2024 and 2023, respectively, a 8% increase. The increase in sales and marketing expense was primarily the result of higher sales commissions, sales travel, and investment in marketing for our suite of services. The largest contributors to the increase in sales and marketing expense has been an increase in commission and FSMA 204 traceability awareness marketing. We believe the uptick in marketing costs will flatten over the next twelve months as awareness of the 2026 traceability regulatory deadline approaches. However, we believe sales commissions will continue to reflect 8% of incremental revenue.

General and Administrative Expense

	Six Months Ended
	December 31,		Variance
	2024	2023	Dollars	Percent
General and administrative	$2,669,104	$2,626,601	$42,503	2%
Percent of total revenue	24%	26%

General and administrative expense was $2,669,104 and $2,626,601 for the six months ended December 31, 2024 and 2023, respectively, a 2% increase. The increase in general and administrative expense was primarily due to higher employee benefit costs, general liability insurance, D&O insurance, and payroll taxes.

Depreciation and Amortization Expense

	Six Months Ended
	December 31,		Variance
	2024	2023	Dollars	Percent
Depreciation and amortization	$584,923	$608,903	$(23,980)	(4)%
Percent of total revenue	5%	6%

Depreciation and amortization expense was $584,923 and $608,903 for the six months ended December 31, 2024 and 2023, respectively, a decrease of 4%. The decrease was due to certain assets that have been fully depreciated or amortized offset by investments in our newest data center in Reno, NV.

Other Income and Expense

	Six Months Ended
	December 31,		Variance
	2024	2023	Dollars	Percent
Net other income (expense)	$686,228	$603,328	$82,900	14%
Percent of total revenue	6%	6%

Net other income was $686,228 for the six months ended December 31, 2024, compared to net other income of $603,328 for the six months ended December 31, 2023. Other income increased due to higher cash balances and an increase in interest income attributable to higher earnings on fixed income instruments.  In September 2024, the Federal Reserve began cutting interest rates, which reductions make it unlikely the Company will be able to maintain the same interest income on its existing cash balances without taking additional credit risk.

Preferred Dividends

	Six Months Ended
	December 31,		Variance
	2024	2023	Dollars	Percent
Preferred dividends	$203,498	$293,222	$(89,724)	(31)%
Percent of total revenue	2%	3%

Preferred dividends accrued on the Company’s Preferred Stock was $203,498 for the six months ended December 31, 2024 and $293,222 for the six months ended December 31, 2023. Dividends decreased due to the redemption and retirement of Preferred Stock. Although no assurances can be given, the Company announced that it intends to redeem all of the Series B and B-1 Preferred stock over three years which commenced August of 2023. Since inception, a total of 361,493 Preferred shares, including Series B and Series B-1, at the redemption price of $10.70 per share have been redeemed for a total of $3,867,975.

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

	As of		Variance
	December 31,	June 30,
	2024	2024	Dollars	Percent
Cash and cash equivalents	$28,041,398	$25,153,862	$2,887,536	11%

We have historically funded our operations with cash from operations, equity financings, and borrowings from our existing line of credit with U.S. Bank N.A. (the “Bank”), which was revised on October 6, 2021, and again in 2022. In March 2024, given our strong financial position, we terminated the credit facility with our bank.

Cash was $28,041,398 and $25,153,862 at December 31, 2024 and June 30, 2024, respectively. This 11% increase is primarily the result of higher revenue and the corresponding cash receipts from customers who in many cases are required to pay annual subscriptions in advance generating higher cash balances in advance of higher revenue. It also includes higher earnings associated with a growing cash balance.

Net Cash Flows from Operating Activities

	Six Months Ended
	December 31,		Variance
	2024	2023	Dollars	Percent
Cash provided by operating activities	$5,328,630	$2,451,947	$2,876,683	117%

Net cash provided by operating activities is summarized as follows:

	Six Months Ended
	December 31,
	2024	2023
Net income	$3,216,235	$2,829,697
Noncash expense and income, net	1,119,262	960,114
Net changes in operating assets and liabilities	993,133	(1,337,864)
	$5,328,630	$2,451,947

Net cash provided by operating activities for the six months ended December 31, 2024 was $5,328,630 compared to net cash provided by operating activities of $2,451,947 for the six months ended December 31, 2023. Net cash provided by operating activities increased 117% due principally to an increase in deferred revenue and collections due to higher revenues from traceability customers who in most cases are required to pay for their annual subscription in advance. Noncash expense in the quarter increased by $159,148 in the six months ended December 31, 2024, compared to six months ended December 31, 2023 as a result of bad debt expense and stock compensation expense offset by a decrease in depreciation and amortization.

Net Cash Flows from Investing Activities

	Six Months Ended
	December 31,		Variance
	2024	2023	Dollars	Percent
Cash provided by (used in) investing activities	$18,869	$(16,427)	$35,296	(215)%

Net cash provided by investing activities for the six months ended December 31, 2024 was $18,869 compared to net cash used in investing activities of $16,427 for the six months ended December 31, 2023. This increase in cash provided by investing activities for the six months ended December 31, 2024 was due to the sale of marketable securities.

Net Cash Flows from Financing Activities

	Six Months Ended
	December 31,		Variance
	2024	2023	Dollars	Percent
Cash used in financing activities	$(2,459,963)	$(3,173,328)	$713,365	(22)%

Net cash used in financing activities totaled $2,459,963 for the six months ended December 31, 2024, compared to cash used in financing activities of $3,173,328 for the six months ended December 31, 2023. The decrease in net cash used in financing activities is due the decrease in our buyback of Common stock offset by the increased redemption of Preferred stock during the period.

Liquidity and Working Capital

At December 31, 2024, the Company had positive working capital of $26,141,604, as compared with positive working capital of $24,757,025 at June 30, 2024. This $1,384,579 increase in working capital is primarily due to an increase in contract assets and a decrease in accounts receivables offset by a decrease in accrued liabilities and an increase in deferred revenue due to an increase in annual subscriptions. Cash and cash equivalents also increased due to cash receipts from customers who have signed up for, among other offerings, the ReposiTrak Traceability Network who in most cases pay in advance for their annual subscription.

	As of	As of	Variance
	December 31,	June 30,
	2024	2024	Dollars	Percent
Current assets	$32,394,539	$29,300,167	$3,094,372	11%

Current assets totaled $32,394,539 as of December 31, 2024, as compared to $29,300,167 as of June 30, 2024. The increase in current assets is primarily attributable to the increase in cash and contract assets offset by a decrease of accounts receivables.

	As of	As of	Variance
	December 31,	June 30,
	2024	2024	Change	Percent
Current liabilities	$6,252,935	$4,543,142	$1,709,793	38%

Current ratio	5.18	6.45

Current liabilities totaled $6,252,935 as of December 31, 2024 as compared to $4,543,142 as of June 30, 2024. The increase in current liabilities is primarily attributable to the increase in deferred revenue and addition of certain financing lease liabilities offset by a decrease in accrued liabilities. As of December 31, 2024, the Company had zero bank debt.

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

On April 28, 2023, the Company and the Bank executed an amendment to the Credit Agreement (the “Amendment”), with an effective date of March 31, 2023. The Amendment sets forth that (1) the Company will increase its liquidity requirement from $10 million to $12 million, which the Company currently maintains over $22 million in cash and a current ratio of over 6:1, and (2) draws on the facility accrue interest at the annual rate, equal to 1.75% plus the one-month SOFR rate, instead of the previous LIBOR rate. As of March 31, 2024, the balance of the facility was zero. The Company had zero bank debt at December 31, 2024.

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

Contractual Obligations

Total contractual obligations and commercial commitments as of December 31, 2024 are summarized in the following table:

	Operating	Financing
	Leases	Leases
Less than 1 Year	$76,611	$350,060
1-3 Years	173,798	405,554
3-5 Years	13,612	-
Total lease payments	264,021	755,614
Less imputed interest	(32,191)	(54,740)
Total	$231,830	$700,874

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

Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. At December 31, 2024, our debt portfolio was composed of only capital leases. The effective APR fixed is 4.55%. We depreciate our total lease obligations on a three-year straight-line basis.  The total cost is less than $400,000.

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, 2024:

		Weighted
	Aggregate	Average
Cash:	Fair Value	Interest Rate
Cash	$28,041,398	5.27%

ITEM 4.	CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2024 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

REPOSITRAK, INC.

Date: February 12, 2025	By:	/s/ Randall K. Fields
Randall K. Fields
Chair of the Board and Chief Executive Officer (Principal Executive Officer)

REPOSITRAK, INC.

Date: February 12, 2025	By:	/s/ John R. Merrill
John R. Merrill
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)