Form 10-Q
period 2025-03-31
ReposiTrak, Inc.
filed 2025-05-15
CIK 50471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to .

Commission File Number 001-34941

REPOSITRAK, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of May 15, 2025, 18,276,380 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

REPOSITRAK, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPOSITRAK, INC.

Consolidated Condensed Balance Sheets (Unaudited)

	March 31,	June 30,
	2025	2024
Assets
Current Assets
Cash	$28,134,321	$25,153,862
Receivables, net of allowance for doubtful accounts of $231,652 and $227,573 at March 31, 2025 and June 30, 2024, respectively	3,600,712	3,678,627
Contract asset – unbilled current portion	605,717	181,680
Prepaid expense and other current assets	411,625	285,998
Total Current Assets	32,752,375	29,300,167

Property and equipment, net	746,246	513,277

Other Assets:
Deposits and other assets	22,414	22,414
Prepaid expense – less current portion	1,435	2,609
Contract asset – unbilled long-term portion	-	108,052
Operating lease – right-of-use asset	202,920	250,306
Customer relationships	32,850	131,400
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	192,310	384,621
Total Other Assets	21,335,815	21,783,288

Total Assets	$54,834,436	$51,596,732

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$286,832	$265,086
Accrued liabilities	1,173,033	1,554,775
Contract liability – deferred revenue	3,675,880	2,441,234
Operating lease liability – current	68,244	64,076
Notes payable and financing leases – current	230,187	217,971
Total current liabilities	5,434,176	4,543,142

Long-term liabilities
Operating lease liability – less current portion	147,432	198,972
Notes payable and financing leases – less current portion	331,762	-
Total liabilities	5,913,370	4,742,114

Commitments and contingencies

Stockholders’ equity:
Preferred Stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 406,191 and 616,470 shares issued and outstanding at March 31, 2025 and June 30, 2024, respectively	4,062	6,165
Common Stock, $0.01 par value, 50,000,000 shares authorized; 18,276,381 and 18,234,893 and issued and outstanding at March 31, 2025 and June 30, 2024, respectively	182,766	182,351
Additional paid-in capital	62,927,551	64,655,902
Accumulated other comprehensive loss	(12,280)	(27,390)
Accumulated deficit	(14,181,033)	(17,962,410)
Total stockholders’ equity	48,921,066	46,854,618
Total liabilities and stockholders’ equity	$54,834,436	$51,596,732

See accompanying notes to consolidated condensed financial statements.

REPOSITRAK, INC.

Consolidated Condensed Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

Revenue	$5,913,732	$5,084,866	$16,845,782	$15,270,729

Operating expense:
Cost of revenue and product support	911,693	831,912	2,773,468	2,571,533
Sales and marketing	1,408,861	1,349,838	4,392,997	4,119,716
General and administrative	1,455,602	1,352,197	4,124,706	3,978,798
Depreciation and amortization	328,723	288,576	913,646	897,479
Total operating expense	4,104,879	3,822,523	12,204,817	11,567,526

Income from operations	1,808,853	1,262,343	4,640,965	3,703,203

Other income (expense):
Interest income	326,388	350,691	1,030,554	925,297
Interest expense	(12,817)	(8,036)	(35,022)	(21,956)
Unrealized gain (loss) on short term investments	(6,705)	5,429	(2,438)	48,071
Income before income taxes	2,115,719	1,610,427	5,634,059	4,654,615

(Provision) for income taxes:	(149,931)	(60,000)	(452,036)	(274,491)
Net income	1,965,788	1,550,427	5,182,023	4,380,124

Dividends on preferred stock	(85,725)	(134,345)	(289,223)	(427,567)

Net income applicable to common shareholders	$1,880,063	$1,416,082	$4,892,800	$3,952,557

Weighted average shares, basic	18,254,000	18,194,000	18,249,000	18,194,000
Weighted average shares, diluted	19,143,000	18,954,000	19,122,000	18,874,000
Basic income per share	$0.10	$0.08	$0.27	$0.22
Diluted income per share	$0.10	$0.08	$0.26	$0.21
Comprehensive income:
Net income	$1,965,788	$1,550,427	$5,182,023	$4,380,124
Other comprehensive gain:
Unrealized gain (loss) on available-for-sale securities	(3,759)	(25,102)	15,110	(31,006)
Total comprehensive income	$1,962,029	$1,525,325	$5,197,133	$4,349,118

See accompanying notes to consolidated condensed financial statements.

REPOSITRAK, INC.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$5,182,023	$4,380,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	913,646	897,479
Amortization of operating right of use asset	47,386	45,070
Stock compensation expense	302,251	260,853
Bad debt expense	450,000	225,000
(Increase) decrease in:
Accounts receivables	(796,122)	(1,439,014)
Long-term receivables, prepaids and other assets	(208,916)	751
Increase (decrease) in:
Accounts payable	21,746	79,025
Operating lease liability	(47,372)	(43,417)
Accrued liabilities	(335,917)	(58,391)
Deferred revenue	1,234,646	563,261
Net cash provided by operating activities	6,763,371	4,910,741

Cash flows from investing activities:
Purchase of property and equipment	(8,795)	(17,532)
Sale (purchase) of marketable securities	15,110	(31,006)
Net cash provided by (used in) investing activities	6,315	(48,538)

Cash flows from financing activities:
Common Stock buyback/retirement	(100,016)	(1,515,574)
Redemption of Series B Preferred	(2,249,975)	-
Redemption of Series B-1 Preferred	-	(1,499,990)
Proceeds from exercise of warrants	79,120	-
Proceeds from employee stock plan	134,345	111,839
Dividends paid	(1,342,235)	(1,286,657)
Payments on notes payable and capital leases	(310,466)	(210,020)
Net cash used in financing activities	(3,789,227)	(4,400,402)

Net increase (decrease) in cash and cash equivalents	2,980,459	461,801

Cash and cash equivalents at beginning of period	25,153,862	23,990,879
Cash and cash equivalents at end of period	$28,134,321	$24,452,680

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$375,119	$317,944
Cash paid for interest	$7,769	$11,711
Cash paid for operating leases	$56,244	$54,606

Supplemental disclosure of non-cash investing and financing activities:
Common stock to pay accrued liabilities	$259,302	$445,980
Dividends accrued on preferred stock	$289,223	$427,567
Right-of-use asset	$654,444	$-

See accompanying notes to consolidated condensed financial statements.

REPOSITRAK, INC.

Consolidated Condensed Statements of Stockholders’ Equity (Deficit) (Unaudited)

Nine months Ended March 31, 2025

									Accumulated
	Series B		Series B-1				Additional		Other
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Gain/Loss	Total

Balance, June 30, 2024	616,470	$6,165	-	$-	18,234,893	$182,351	$64,655,902	$(17,962,410)	$(27,390)	$46,854,618
Stock issued for:
Accrued compensation	-	-	-	-	5,705	57	69,928	-	-	69,985
Employee stock plan	-	-	-	-	5,492	55	59,797	-	-	59,852
Stock buyback	-	-	-	-	-	-	-	-	-	-
Preferred Stock redemption	(70,093)	(701)	-	-	-	-	(700,229)	(49,065)	-	(749,995)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(107,882)	-	(107,882)
Common Stock Dividends-Declared	-	-	-	-	-	-	-	(301,060)	-	(301,060)
Net income	-	-	-	-	-	-	-	1,665,155	-	1,665,155
Other comprehensive gain	-	-	-	-	-	-	-	-	34,086	34,086
Balance, September 30, 2024	546,377	$5,464	-	$-	18,246,090	$182,463	$64,085,398	$(16,755,262)	$6,696	$47,524,759
Stock issued for:
Accrued compensation	-	-	-	-	6,980	70	67,430	-	-	67,500
Employee stock plan	-	-	-	-	414	4	4,496	-	-	4,500
Stock buyback	-	-	-	-	(4,074)	(40)	(99,976)	-	-	(100,016)
Exercise of warrants	-	-	-	-	7,912	79	79,041			79,120
Preferred Stock redemption	(70,093)	(701)	-	-	-	-	(700,229)	(49,055)	-	(749,985)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(95,616)	-	(95,616)
Common Stock Dividends-Declared	-	-	-	-	-	-	-	(331,371)	-	(331,371)
Net income	-	-	-	-	-	-	-	1,551,080	-	1,551,080
Other comprehensive loss	-	-	-	-	-	-	-	-	(15,217)	(15,217)
Balance, December 31, 2024	476,284	$4,763	-	$-	18,257,322	$182,576	$63,436,160	$(15,680,224)	$(8,521)	$47,934,754
Stock issued for:
Accrued compensation	-	-	-	-	14,705	147	121,670	-	-	121,817
Employee stock plan	-	-	-	-	4,354	43	69,950	-	-	69,993
Stock buyback	-	-	-	-	-	-	-	-	-	-
Preferred Stock redemption	(70,093)	(701)	-	-	-	-	(700,229)	(49,065)	-	(749,995)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(85,725)	-	(85,725)
Common Stock Dividends-Declared	-	-	-	-	-	-	-	(331,807)	-	(331,807)
Net income	-	-	-	-	-	-	-	1,965,788	-	1,965,788
Other comprehensive loss	-	-	-	-	-	-	-	-	(3,759)	(3,759)
Balance, March 31, 2025	406,191	$4,062	-	$-	18,276,381	$182,766	$62,927,551	$(14,181,033)	$(12,280)	$48,921,066

Nine months Ended March 31, 2024

									Accumulated
	Series B		Series B-1				Additional		Other
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Gain/Loss	Total

Balance, June 30, 2023	625,375	$6,254	212,402	$2,124	18,309,051	$183,093	$67,732,887	$(22,042,427)	$-	$45,881,931
Stock issued for:
Accrued compensation	-	-	-	-	3,716	37	37,463	-	-	37,500
Employee stock plan	-	-	-	-	13,326	133	57,610	-	-	57,743
Stock buyback	-	-	-	-	(155,025)	(1,550)	(1,320,532)	-	-	(1,322,082)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	-	(146,611)
Common Stock Dividends-Declared	-	-	-	-	-	-	-	(272,566)	-	(272,566)
Net income	-	-	-	-	-	-	-	1,378,548	-	1,378,548
Balance, September 30, 2023	625,375	$6,254	212,402	$2,124	18,171,068	$181,713	$66,507,428	$(21,083,056)	$-	$45,614,463
Stock issued for:
Accrued compensation	-	-	-	-	9,674	97	72,403	-	-	72,500
Employee stock plan	-	-	-	-	-	-	-	-	-	-
Stock buyback	-	-	-	-	(22,012)	(220)	(193,272)	-	-	(193,492)
Preferred Stock redemption	-	-	(70,093)	(701)	-	-	(749,294)	-	-	(749,995)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(146,611)	-	(146,611)
Common Stock Dividends-Declared	-	-	-	-	-	-	-	(299,619)	-	(299,619)
Net income	-	-	-	-	-	-	-	1,451,149	-	1,451,149
Other comprehensive loss	-	-	-	-	-	-	-	-	(5,904)	(5,904)
Balance, December 31, 2023	625,375	$6,254	142,309	$1,423	18,158,730	$181,590	$65,637,265	$(20,078,137)	$(5,904)	$45,742,491
Stock issued for:
Accrued compensation					56,488	565	335,415			335,980
Employee stock plan					6,309	63	54,033			54,096
Stock buyback										-
Preferred Stock redemption			(70,093)	(701)			(749,294)			(749,995)
Preferred Dividends-Declared								(134,345)		(134,345)
Common Stock Dividends-Declared								(300,655)		(300,655)
Net income								1,550,427		1,550,427
Other comprehensive loss									(25,102)	(25,102)
Balance, March 31, 2024	625,375	$6,254	72,216	$722	18,221,527	$182,218	$65,277,419	$(18,962,710)	$(31,006)	$46,472,897

See accompanying notes to consolidated condensed financial statements.

REPOSITRAK, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.	OVERVIEW OF OPERATIONS AND BASIS FOR PRESENTATION

Overview

ReposiTrak, Inc., a Nevada corporation (“ReposiTrak”, “We”, “us”, “our” or the “Company”), is a Software-as-a-Service company (“SaaS”) which operates a business-to-business (“B2B”) e-commerce, compliance & traceability, and supply chain management platform that partners with retailers, wholesalers, distributors and their product suppliers to (a) help them manage specific programs, such as out-of-stock management and scan-based trading; (b) reduce risk in their supply chain by managing compliance documents and data; ensure compliance with new regulatory requirements supporting traceability; and (c) improve product ordering and forecasting in order to accelerate sales, control risks, and improve supply chain efficiencies.

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

Basis of Financial Statement Presentation

The interim financial information of the Company as of March 31, 2025 and for the three and nine months ended March 31, 2025 is unaudited, and the balance sheet as of  June 30, 2024 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. GAAP. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2024. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended March 31, 2025 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2025. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2024.

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

	Contract
	assets
Balance – June 30, 2024	$289,732
Revenue recognized during the period but not billed	406,799
Amounts reclassified to accounts receivable	-
Other	(90,814)
Balance – March 31, 2025	$605,717	(1)

(1)	Contract asset balances for March 31, 2025 include a current and a long-term contract asset of $605,717 and $0, respectively.

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

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period:

Contract
liability
Balance – June 30, 2024	$2,441,234
Amounts billed but not recognized as revenue	3,487,235
Revenue recognized related to the opening balance of deferred revenue	(2,252,589)
Balance – March 31, 2025	$3,675,880

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

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by contract-type. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market, and other economic factors:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

Recurring revenue – subscription and support services	$5,813,932	$5,078,866	$16,547,879	$15,250,302
Non-recurring revenue – setup and training services	99,800	6,000	297,903	20,427
Total revenue	$5,913,732	$5,084,866	$16,845,782	$15,270,729

Earnings Per Share

Basic net income per share of our common stock, $0.01 par value (“Common Stock”) (“Basic EPS”), excludes dilution and is computed by dividing net income applicable to Common Stockholders by the weighted average number of Common Stock outstanding during the period. Diluted net income per share of Common Stock (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue shares of Common Stock were exercised or converted into Common Stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per share of Common Stock.

For the three and nine months ended March 31, 2025 and 2024, warrants to purchase shares of our Common Stock at an exercise price of $10.00 per share were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average price of Common Stock for the quarter.

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Numerator
Net income applicable to common shareholders	$1,880,063	$1,416,082	$4,892,800	$3,952,557

Denominator
Weighted average common shares outstanding, basic	18,254,000	18,194,000	18,249,000	18,194,000
Warrants to purchase Common Stock	889,000	760,000	873,000	680,000
Weighted average common shares outstanding, diluted	19,143,000	18,954,000	19,122,000	18,874,000

Net income per share
Basic	$0.10	$0.08	$0.27	$0.22
Diluted	$0.10	$0.08	$0.26	$0.21

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications have no impact on the previously reported results.

NOTE 3.	EQUITY

		Weighted
		Average
		Grant Date
	Restricted	Fair Value
Restricted Stock Units	Stock Units	($/share)

Outstanding at June 30, 2024	853,144	$5.37
Granted	5,243	18.72
Vested and issued	(20,958)	6.77
Forfeited	-	-
Outstanding at March 31, 2025	837,429	$5.42

As of March 31, 2025, there were zero restricted stock units outstanding that had vested but for which shares of Common Stock had not yet been issued pursuant to the terms of the applicable agreement.

As of March 31, 2025, there was approximately $4.5 million of unrecognized stock-based compensation obligations under our equity compensation plans. The stock-based compensation obligation is in connection with certain employment agreements which have a deferral option at the Board’s discretion. At the end of the deferral period, the stock-based compensation expense associated with the obligation is expected to be recognized on a straight-line basis over a period of three years.

Warrants

Outstanding warrants were issued in connection with private placements of the Company’s Common Stock and with the restructuring of the Series B Preferred that occurred in March of 2018. The following table summarizes information about fixed stock warrants outstanding at March 31, 2025:

Warrants Outstanding				Warrants Exercisable
at March 31, 2025				at March 31, 2025
		Weighted
		average
Range of		remaining	Weighted		Weighted
exercise	Number	contractual	average	Number	average
prices	Outstanding	life (years)	exercise price	exercisable	exercise price
$4.00	1,085,068	0.85	$4.00	1,085,068	$4.00
$10.00	15,825	0.82	$10.00	15,825	$10.00
	1,100,893	0.85	$4.09	1,100,893	$4.09

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

As of March 31, 2025, a total of 406,191 shares of Series B Preferred and zero shares of Series B-1 Preferred were issued and outstanding. Since inception, a total of 431,586 Preferred shares, including Series B and Series B-1, at the redemption price of $10.70 per share have been redeemed for a total of $4,617,970. The remaining amount available for future Preferred redemption is $4,346,244.

The following table provides information about the redemption and retirement of the Series B Preferred during the year ended June 30, 2024 and nine months ended March 31, 2025:

	Series B Preferred
			Dollars	Remaining
			Expended	Amount
	Total		by Period	Available
	Number of		under the	for Future
	Shares	Price Paid	Preferred	Preferred
Period (1)	Redeemed	Per Share	Redemption	Redemption
July 1, 2023 – September 30, 2023:	-	$10.70	$-	$6,691,513
October 1, 2023 – December 31, 2023:	-	$10.70	$-	$6,691,513
January 1, 2024 – March 31, 2024:	-	$10.70	$-	$6,691,513
April 1, 2024 – June 30, 2024:	8,905	$10.70	$95,284	$6,596,229
Total	8,905		$95,284	$6,596,229

July 1, 2024 – September 30, 2024:	70,093	$10.70	$749,995	$5,846,234
October 1, 2024 – December 31, 2024:	70,093	$10.70	$749,995	$5,096,239
January 1, 2025 – March 31, 2025:	70,093	$10.70	$749,995	$4,346,244
Total	210,279		$2,249,985	$4,346,244

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

The following table provides information about the redemption and retirement of the Series B-1 Preferred during the year ended June 30, 2024:

	Series B-1 Preferred
			Dollars	Remaining
			Expended	Amount
	Total		by Period	Available
	Number of		under the	for Future
	Shares	Price Paid	Preferred	Preferred
Period (1)	Redeemed	Per Share	Redemption	Redemption
July 1, 2023 – September 30, 2023:	-	$10.70	$-	$-
October 1, 2023 – December 31, 2023:	70,093	$10.70	$749,995	$1,522,706
January 1, 2024 – March 31, 2024:	70,093	$10.70	$749,995	$772,711
April 1, 2024 – June 30, 2024:	72,216	$10.70	$772,711	$-
Total	212,402		$2,272,701	$-

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

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

On May 18, 2021, our Board of Directors resumed its Share Repurchase Program, and increased the number of shares of Common Stock available to repurchase under the Share Repurchase Program by an additional $4.0 million bringing the total number of Common Stock authorized to repurchase under the Share Repurchase Program to $8.0 million.

On August 31, 2021, our Board of Directors approved a further increase to its Share Repurchase program to $12.0 million in shares of our Common Stock which added an additional $4.0 million to the Share Repurchase Program.

On May 10, 2022, our Board of Directors approved an increase of $9.0 million in the number of shares of Common Stock available to repurchase under the Share Repurchase Program.

Since inception of the Share Repurchase Program through  March 31, 2025 a total of $21.0 in shares of Common Stock have been approved under the Share Repurchase Program, and 2,126,777 shares of Common Stock have been repurchased at an average purchase price of $6.16, resulting in $7,892,190 remaining available to repurchase under the current Share Repurchase Program. From time-to-time, our Board of Directors may authorize further increases to our Share Repurchase Program. In addition, the Share Repurchase Program may also be suspended for periods of time or discontinued at any time, at the Board’s discretion.

The following table provides information about repurchases of our Common Stock registered pursuant to Section 12 of the Exchange Act, during the year ended June 30, 2024 and nine months ended March 31, 2025:

				Remaining
				Amount
				Available
			Dollars	for Future
	Total		Expended	Share
	Number		by Period	Repurchases
	of Shares	Average	Under the	Under the
	Purchased	Price Paid	Plans or	Plans or
Period (1)	by Period	Per Share	Programs	Programs

Year Ended June 30, 2024:
July 1, 2023 – September 30, 2023:	155,025	$8.53	$1,322,082	$8,185,698
October 1, 2023 – December 31, 2023:	22,012	$8.79	$193,492	$7,992,206
January 1, 2024 – March 31, 2024:	-	$-	$-	$7,992,206
April 1, 2024 – June 30, 2024:	-	$-	$-	$7,992,206

Three Months Ended March 31, 2025:
July 1, 2024 – September 30, 2024:	-	$-	$-	$7,992,206
October 1, 2024 – December 31, 2024:	4,074	$25	$100,016	$7,892,190
January 1, 2025 – March 31, 2025:	-	$-	$-	$7,892,190

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

NOTE 4.	RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2025, the Company continued to be a party to a service agreement (the “Service Agreement”) with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields, FMI’s designated executive, who also serves as the Company’s Chair of the Board of Directors, controls FMI. The Company had no payables to FMI under the Service Agreement as of March 31, 2025 or June 30, 2024. During the nine months ended March 31, 2025 and 2024, the Company paid FMI $769,213 and $727,353, respectively, in connection with the Service Agreement.

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

Recent Developments

Dividend Payment

On March 21, 2025, The Company's Board of Directors declared a quarterly cash dividend of $0.01815 per share ($0.0726 per year), payable to shareholders of record on March 31, 2025, which were paid to shareholders of record on or about May 15, 2025. Based on the closing prices on March 31, 2025, this represented an annual dividend yield of approximately 0.33%. Subsequent dividends will be paid within 45 days of each fiscal quarter end.

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

In March 2025, the deadline for compliance with FSMA 204 was extended by 30 months to July 20, 2028. Nearly every company impacted will require some type of technical systems support to meet the requirement by this date. The food supply chain industry is moving toward traceability, driven by competitive pressures beyond regulatory deadlines. Major retailers have announced food traceability programs with more robust requirements than the FDA. While FSMA 204 requires traceability for certain foods included on the Food Traceability List (FTL), retailers have publicly communicated traceability requirements including:

●	Additional traceability data elements that need to be transmitted electronically for every shipment
●	Traceability for ALL FOODS, instead of only for foods listed on the FTL
●	Accelerated timelines, with several major retailers requiring suppliers to meet their unique requirements by June 30, 2025 – years before FDA enforcement begins.

While the FTL includes thousands of product types, the FDA has made it clear in its communications that the list is only the beginning. The FDA states that it would “encourage the voluntary adoption of these practices industry-wide,” There are some strong early indications that the industry will move to complete traceability of all food products within the next few years.

Traceability is, by definition, a supply chain data management issue, which is ReposiTrak’s core expertise. That is why we developed a traceability solution that is easy, inexpensive and meets FDA’s requirements. The ReposiTrak Traceability Network (“RTN”) is a growing traceability solution, connecting thousands of supplier locations to thousands of food wholesaler and retail locations, using low cost, easy to deploy technology, on the ReposiTrak platform. As the largest connected network of food suppliers, wholesalers and retailers in the world, the RTN is positioned to provide end-to-end traceability to provide a safe food supply chain, tighten controls on food waste, and implement a food recall response that saves lives and money.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024.

Revenue

	Fiscal Quarter Ended
	March 31,		Variance
	2025	2024	Dollars	Percent
Revenue	$5,913,732	$5,084,866	$828,866	16%

Revenue was $5,913,732 and $5,084,866 for the three months ended March 31, 2025 and 2024, respectively, a 16% increase year-over-year. The increase in revenue was due to growth in recurring subscription revenue in all lines of business. These include compliance, supply chain and traceability. Growth in traceability is the result of growing industry and consumer response to food contaminations and food safety hazards, whether biological, chemical, physical, or allergenic. The risks have elevated regulatory requirements, documentation requisites, and principally has resulted in tighter mandates from the retailers to its suppliers. As more and more retailers, wholesalers and distributors mandate their requirements to suppliers, the Company continues to see a corresponding rise in demand for its services.

Although no assurances can be given, we continue to focus our sales efforts on marketing our software services on a recurring subscription basis and placing less emphasis on transactional revenue. However, we believe there will continue to be an insignificant percentage of customers that will, from time to time, require buying a particular service outright (i.e., a license). We have and will continue to deemphasize non-recurring transactional revenue when we are able.

Cost of Services and Product Support

	Fiscal Quarter Ended
	March 31,		Variance
	2025	2024	Dollars	Percent
Cost of services and product support	$911,693	$831,912	$79,781	10%
Percent of total revenue	15%	16%

Cost of services and product support was $911,693 and $831,912 for the three months ended March 31, 2025 and 2024, respectively, a 10% increase. This $79,781 increase is primarily the result of development personnel to accelerate automation of onboarding and support services in effort to support the scale and expansion of the FSMA 204 initiative. The demand in traceability requires additional offshore resources to further accelerate the systematic onboarding of customers with little if any human intervention.

Sales and Marketing Expense

	Fiscal Quarter Ended
	March 31,		Variance
	2025	2024	Dollars	Percent
Sales and marketing	$1,408,861	$1,349,838	$59,023	4%
Percent of total revenue	24%	27%

Sales and marketing expense was $1,408,861 and $1,349,838 for the three months ended March 31, 2025 and 2024, respectively, a 4% increase. The increase in sales and marketing expense was primarily the result of higher sales commissions, sales travel, and investment in marketing for our suite of services. The increase in sales and marketing expense has been the result of commission due to higher sales and FSMA 204 traceability awareness marketing. We believe the uptick in marketing spending will flatten over the next twelve months as awareness of the traceability regulatory deadline approaches and the industry continues to mandate early adoption.

General and Administrative Expense

	Fiscal Quarter Ended
	March 31,		Variance
	2025	2024	Dollars	Percent
General and administrative	$1,455,602	$1,352,197	$103,405	8%
Percent of total revenue	25%	27%

General and administrative expense was $1,455,602 and $1,352,197 for the three months ended March 31, 2025 and 2024, respectively, an 8% increase. The increase in general and administrative expense was primarily due to higher employee benefit costs, general liability insurance, D&O insurance, and higher payroll taxes due to an increase in sales commissions.

Depreciation and Amortization Expense

	Fiscal Quarter Ended
	March 31,		Variance
	2025	2024	Dollars	Percent
Depreciation and amortization	$328,723	$288,576	$40,147	14%
Percent of total revenue	6%	6%

Depreciation and amortization expense was $328,723 and $288,576 for the three months ended March 31, 2025 and 2024, respectively, a increase of 14%. The increase was due to the addition of certain assets obtained with financing arrangements in the current fiscal year to expand into our newest Reno, NV data center. The Company now has two data centers in Las Vegas, NV and Reno, NV. We believe the expansion will significantly increase speed, redundancy and storage capacity for the increase in the demand for our services.

Other Income and Expense

	Fiscal Quarter Ended
	March 31,		Variance
	2025	2024	Dollars	Percent
Net other income (expense)	$306,866	$348,084	$(41,218)	(12)%
Percent of total revenue	5%	7%

Net other income was $306,866 for the three months ended March 31, 2025, compared to net other income of $348,084 for the three months ended March 31, 2024. Other income decreased due to a decrease in interest income attributable to earnings on fixed income instruments.  In September 2024, the Federal Reserve began cutting interest rates, which reductions make it unlikely the Company will be able to maintain the same interest income on its existing cash balances without taking additional credit risk.

Preferred Dividends

	Fiscal Quarter Ended
	March 31,		Variance
	2025	2024	Dollars	Percent
Preferred dividends	$85,725	$134,345	$(48,620)	(36)%
Percent of total revenue	1%	3%

Preferred dividends accrued on the Company’s Preferred Stock was $85,725 for the three months ended March 31, 2025 and $134,345 for the three months ended March 31, 2024. Dividends decreased due to the redemption and retirement of Preferred Stock since the inception of the redemption plan that commenced in fiscal 2024. Although no assurances can be given, the Company announced that it intends to redeem all of the Series B and B-1 Preferred stock over three years which commenced August of 2023. Since inception, a total of 431,586 shares of Preferred Stock, including Series B and Series B-1 Preferred, at the redemption price of $10.70 per share, have been redeemed for a total of $4,617,970.

Comparison of the Nine Months Ended March 31, 2025 to the Nine Months Ended March 31, 2024.

Revenue

	Nine Months Ended
	March 31,		Variance
	2025	2024	Dollars	Percent
Revenue	$16,845,782	$15,270,729	$1,575,053	10%

Revenue was $16,845,782 and $15,270,729 for the nine months ended March 31, 2025 and 2024, respectively, a 10% increase year-over-year. The increase in revenue was due to growth in recurring subscription revenue growth in all lines of business. These include compliance, supply chain and traceability. Growth in traceability is the result of growing industry and consumer response to food contaminations and food safety hazards, whether biological, chemical, physical, or allergenic. The risks have elevated regulatory requirements, documentation requisites, and principally has resulted in mandates from the retailers to its suppliers. As more and more retailers, wholesalers and distributors mandate their requirements to suppliers, the Company continues to see a corresponding rise in demand for its services.

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

Cost of Services and Product Support

	Nine Months Ended
	March 31,		Variance
	2025	2024	Dollars	Percent
Cost of services and product support	$2,773,468	$2,571,533	$201,935	8%
Percent of total revenue	16%	17%

Cost of services and product support was $2,773,468 and $2,571,533 for the nine months ended March 31, 2025 and 2024, respectively, a 8% increase. This $201,935 increase is primarily the result of development personnel costs to accelerate automation of onboarding and support services in effort to support the scale and expansion of the FSMA 204 initiative. The demand in traceability requires additional offshore resources to further accelerate the systematic onboarding of customers with little if any human intervention.

Sales and Marketing Expense

	Nine Months Ended
	March 31,		Variance
	2025	2024	Dollars	Percent
Sales and marketing	$4,392,997	$4,119,716	$273,281	7%
Percent of total revenue	26%	27%

Sales and marketing expense was $4,392,997 and $4,119,716 for the nine months ended March 31, 2025 and 2024, respectively, a 7% increase. The increase in sales and marketing expense was primarily the result of higher sales commissions, sales travel, and investment in marketing for our suite of services. The largest contributors to the increase in sales and marketing expense has been an increase in commission and FSMA 204 traceability awareness marketing. We believe the uptick in marketing costs will flatten over the next twelve months as awareness of the traceability regulatory deadline approaches.

General and Administrative Expense

	Nine Months Ended
	March 31,		Variance
	2025	2024	Dollars	Percent
General and administrative	$4,124,706	$3,978,798	$145,908	4%
Percent of total revenue	24%	26%

General and administrative expense was $4,124,706 and $3,978,798 for the nine months ended March 31, 2025 and 2024, respectively, a 4% increase. The increase in general and administrative expense was primarily due to higher employee benefit costs, general liability insurance, D&O insurance, and payroll taxes.

Depreciation and Amortization Expense

	Nine Months Ended
	March 31,		Variance
	2025	2024	Dollars	Percent
Depreciation and amortization	$913,646	$897,479	$16,167	2%
Percent of total revenue	5%	6%

Depreciation and amortization expense was $913,646 and $897,479 for the nine months ended March 31, 2025 and 2024, respectively, a increase of 2%. The increase was due to investments in our newest data center in Reno, NV.

Other Income and Expense

	Nine Months Ended
	March 31,		Variance
	2025	2024	Dollars	Percent
Net other income (expense)	$993,094	$951,412	$41,682	4%
Percent of total revenue	6%	6%

Net other income was $933,094 for the nine months ended March 31, 2025, compared to net other income of $951,412 for the nine months ended March 31, 2024. Other income increased due to higher cash balances and an increase in interest income attributable to higher earnings on fixed income instruments.  In September 2024, the Federal Reserve began cutting interest rates, which reductions make it unlikely the Company will be able to maintain the same interest income on its existing cash balances without taking additional credit risk.

Preferred Dividends

	Nine Months Ended
	March 31,		Variance
	2025	2024	Dollars	Percent
Preferred dividends	$289,223	$427,567	$(138,344)	(32)%
Percent of total revenue	2%	3%

Preferred dividends accrued on the Company’s Preferred Stock was $289,223 for the nine months ended March 31, 2025 and $427,567 for the nine months ended March 31, 2024. Dividends decreased due to the redemption and retirement of Preferred Stock. Although no assurances can be given, the Company announced that it intends to redeem all of the Series B and B-1 Preferred stock over three years which commenced August of 2023. Since inception, a total of 431,586 shares of Preferred Stock, including Series B and Series B-1 Preferred, at the redemption price of $10.70 per share, have been redeemed for a total of $4,617,970.

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

	As of		Variance
	March 31,	June 30,
	2025	2024	Dollars	Percent
Cash and cash equivalents	$28,134,321	$25,153,862	$2,980,459	12%

We have historically funded our operations with cash from operations, equity financings, and borrowings from our existing line of credit with U.S. Bank N.A. (the “Bank”), which was revised on October 6, 2021, and again in 2022. In March 2024, given our strong financial position, we terminated the credit facility with our bank.

Cash was $28,134,321 and $25,153,862 at March 31, 2025 and June 30, 2024, respectively. This 12% increase is primarily the result of higher revenue and the corresponding cash receipts from customers who in many cases are required to pay annual subscriptions in advance generating higher cash balances in advance of higher revenue. It also includes higher earnings associated with a growing cash balance and the resulting interest income.

Net Cash Flows from Operating Activities

	Nine Months Ended
	March 31,		Variance
	2025	2024	Dollars	Percent
Cash provided by operating activities	$6,763,371	$4,910,741	$1,852,630	38%

Net cash provided by operating activities is summarized as follows:

	Nine Months Ended
	March 31,
	2025	2024
Net income	$5,182,023	$4,380,124
Noncash expense and income, net	1,713,283	1,428,402
Net changes in operating assets and liabilities	(131,935)	(897,785)
	$6,763,371	$4,910,741

Net cash provided by operating activities for the nine months ended March 31, 2025 was $6,763,371 compared to net cash provided by operating activities of 4,910,741 for the nine months ended March 31, 2024. Net cash provided by operating activities increased 38% due principally to an increase in deferred revenue and collections due to higher revenues from traceability customers who in most cases are required to pay for their annual subscription in advance. Noncash expense in the quarter increased by $284,881 in the nine months ended March 31, 2025, compared to nine months ended March 31, 2024 as a result of bad debt expense, stock compensation expense and a increase in depreciation and amortization.

Net Cash Flows from Investing Activities

	Nine Months Ended
	March 31,		Variance
	2025	2024	Dollars	Percent
Cash provided by (used in) investing activities	$6,315	$(48,538)	$54,853	113%

Net cash provided by investing activities for the nine months ended March 31, 2025 was $6,315 compared to net cash used in investing activities of $48,538 for the nine months ended March 31, 2024. This increase in cash provided by investing activities for the nine months ended March 31, 2025 was due to the sale of marketable securities.

Net Cash Flows from Financing Activities

	Nine Months Ended
	March 31,		Variance
	2025	2024	Dollars	Percent
Cash used in financing activities	$(3,789,227)	$(4,400,402)	$(611,175)	(14)%

Net cash used in financing activities totaled $3,789,227 for the nine months ended March 31, 2025, compared to cash used in financing activities of $4,400,402 for the nine months ended March 31, 2024. The decrease in net cash used in financing activities is due the decrease in our buyback of Common Stock offset by the increased redemption of Preferred Stock during the period.

Liquidity and Working Capital

At March 31, 2025, the Company had positive working capital of $27,318,199 as compared with positive working capital of $24,757,025 at June 30, 2024. This $2,561,174 increase in working capital is primarily due to an increase in contract assets and a decrease in accounts receivables offset by a decrease in accrued liabilities and an increase in deferred revenue due to an increase in annual subscriptions. Cash and cash equivalents also increased due to cash receipts from customers who have signed up for, among other offerings, the ReposiTrak Traceability Network who in most cases pay in advance for their annual subscription.

	As of	As of	Variance
	March 31,	June 30,
	2025	2024	Dollars	Percent
Current assets	$32,752,375	$29,300,167	$3,452,208	12%

Current assets totaled $32,752,375 as of March 31, 2025, as compared to $29,300,167 as of June 30, 2024. The increase in current assets is primarily attributable to the increase in cash and contract assets offset by a decrease of accounts receivables.

	As of	As of	Variance
	March 31,	June 30,
	2025	2024	Change	Percent
Current liabilities	$5,434,176	$4,543,142	$891,034	20%

Current ratio	6.03	6.45

Current liabilities totaled $5,434,176 as of March 31, 2025 as compared to $4,543,142 as of June 30, 2024. The increase in current liabilities is primarily attributable to the increase in deferred revenue and addition of certain financing lease liabilities offset by a decrease in accrued liabilities. As of March 31, 2025, the Company had zero bank debt.

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

On April 28, 2023, the Company and the Bank executed an amendment to the Credit Agreement (the “Amendment”), with an effective date of March 31, 2023. The Amendment sets forth that (1) the Company will increase its liquidity requirement from $10 million to $12 million, which the Company currently maintains over $22 million in cash and a current ratio of over 6:1, and (2) draws on the facility accrue interest at the annual rate, equal to 1.75% plus the one-month SOFR rate, instead of the previous LIBOR rate. As of March 31, 2024, the balance of the facility was zero. The Company had zero bank debt at March 31, 2025.

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

Contractual Obligations

Total contractual obligations and commercial commitments as of March 31, 2025 are summarized in the following table:

	Operating	Financing
	Leases	Leases
Less than 1 Year	$77,177	$259,737
1-3 Years	154,360	347,726
Total lease payments	231,537	607,463
Less imputed interest	(15,861)	(45,514)
Total	$215,676	$561,949

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

Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. At March 31, 2025, our debt portfolio was composed of only capital leases. The effective APR fixed is 4.55%. We depreciate our total lease obligations on a three-year straight-line basis.  The total cost is less than $400,000.

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2025:

		Weighted
	Aggregate	Average
Cash:	Fair Value	Interest Rate
Cash	$28,134,321	4.84%

ITEM 4.	CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2025 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

REPOSITRAK, INC.

Date: May 15, 2025	By:	/s/ Randall K. Fields
Randall K. Fields
Chair of the Board and Chief Executive Officer (Principal Executive Officer)

REPOSITRAK, INC.

Date: May 15, 2025	By:	/s/ John R. Merrill
John R. Merrill
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)