Form 10-K
period 2025-06-30
ReposiTrak, Inc.
filed 2025-09-29
CIK 50471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as December 31, 2024, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $254,345,000 (at a closing price of $22.13 per share).

As of September 29, 2025, 18,283,903 shares of the Company’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference certain information from ReposiTrak, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2025.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED June 30, 2025

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

Recent Developments

Dividend Payment

On June 20, 2025, the Board of Directors of ReposiTrak, Inc. (the “Company”) declared a quarterly cash dividend of $0.01815 per share ($0.0726 per year), payable to shareholders of record on June 30, 2025, which was paid to shareholders of record on or about August 14, 2025. Based on the closing prices on June 30, 2025, this represented an annual dividend yield of approximately 0.37%. Beginning with the quarterly cash dividend payable on or about November 14, 2025 to shareholders of record as of September 30, 2025, shareholders will receive a 10% increase in the quarterly cash dividend, or a dividend of $0.02 per quarter ($0.08 annually). This represents the third increase in ReposiTrak’s dividend since the dividend was established. Subsequent dividends will be paid within 45 days of each fiscal quarter end.

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

In March 2025, the deadline for compliance with FSMA 204 was extended by 30 months to July 20, 2028. Nearly every company impacted will require some type of technical systems support to meet the requirement by this date. The food supply chain industry is moving toward traceability, driven by competitive pressures beyond regulatory deadlines. Major retailers have announced food traceability programs with more robust requirements than the FDA. While FSMA 204 requires traceability for certain foods included on the Food Traceability List ("FTL"), retailers have publicly communicated traceability requirements including:

●	Additional traceability data elements that need to be transmitted electronically for every shipment

●	Traceability for ALL FOODS, instead of only for foods listed on the FTL

●	Accelerated timelines, with several major retailers requiring suppliers to meet their unique requirements by June 30, 2025 - years before FDA enforcement begins.

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

Customers

The Company is currently engaged primarily by food-related consumer goods retailers, wholesalers, and their suppliers. The bulk of the Company’s customers are in the U.S. consumer retail sector for food, convenience stores, and general merchandise. However, the Company is opportunistic and will offer its solutions to a wide variety of other potential customers. No single customer exceeded 10% of the Company’s total revenue in the fiscal year ended June 30, 2025.

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

Employees

As of June 30, 2025, the Company employed a total of 69 employees. Of these employees, 20 are located overseas. The Company plans to continue expanding its offshore workforce to augment its analytics services offerings, expand its professional services and to provide additional programming resources. The employees are not represented by any labor union.

Available Information

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

Risks Related to the Company

Although we have experienced year-over-year growth and generated net income in recent periods, there can be no assurance that our revenue growth will continue or that we will operate profitably in the future.

Our marketing strategy emphasizes sales of subscription-based services, instead of annual licenses, and using Spokes to connect to our Hubs. This strategy has resulted in the development of a foundation of retail and wholesale Hubs to which suppliers can be “connected”, thereby accelerating future growth. If, however, this marketing strategy fails, revenue and operations will be negatively affected. We had net income of $6,978,127 for the year ended June 30, 2025, compared to a net income of $5,598,290 for the year ended June 30, 2024. Although we generated a year over year increase in net income in the year ended June 30, 2025, there can be no assurance that we will continue to increase net income and/or continue to achieve profitability in future periods. We cannot provide assurance that we will continue to generate revenue or have sustainable profits. If we do not continue to operate profitably in the future, our current cash resources will be used to fund our operating losses. Continued losses would have an adverse effect on the long-term value of our Common Stock and any investment in the Company.

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

A significant portion of our revenue stream to comes from the sale of monthly subscriptions and professional services charged to new customers. These amounts will fluctuate and are uncertain because predicting future sales is difficult and involves speculation. In addition, we may potentially experience significant fluctuations in future operating results caused by a variety of factors, many of which are outside of our control, including:

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

The FDA proposed FSMA 204 in September 2020, which was published in November 2022 and went into effect in January 2023, although compliance has been delayed until July 20, 2028.  FSMA 204 applies to all foods on the FDA’s Food Traceability List.  In the event (i) FSMA 204 is modified to the extent of applicability of the rules of FSMA 204 to various food industry sectors, (ii) the penalties for violations of FSMA 204 are reduced or eliminated, or (iii) further delays or failure by the industry to adopt practices in compliance with FSMA 204, in each case, could slow the adoption of our technology as a compliance tool for FSMA 204, which could have a material adverse effect on our business, results of operations, and financial condition.

Weakened global economic conditions may adversely affect our industry, business and results of operations.

The rate at which our customers purchase new or enhanced services depends on several factors, including general economic conditions. The U.S. and other key international economies have experienced in the past a downturn in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy. For example the U.S. Consumer Price Index (“CPI”), which measures a wide-ranging basket of goods and services, rose substantially following the COVID 19 pandemic. While the CPI has come off its recent highs, the Company’s general business strategy may be adversely affected by any such inflationary fluctuations, economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our enterprise cloud computing services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts or affect renewal rates, all of which could adversely affect our operating results, or cause us to increase our prices to maintain the same level of profitability.

Geopolitical conflicts could potentially affect our sales and disrupt our operations and could have a material adverse impact on the Company.

Geopolitical conflicts could adversely impact our operations or those of our customers. The extent to which these events impact our operations and those of our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence. If the uncertainty surrounding geopolitical conflicts and in the global marketplace continues, or if we, or any of our customers encounter any disruptions to our or their respective operations, facilities or stores, then we or they may be prevented or delayed from effectively operating our or their business, respectively, and the marketing and sale of our services and our financial results could be adversely affected.

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

Although our Common Stock is currently quoted on the New York Stock Exchange (the "NYSE"), there is limited trading activity. We can give no assurance that an active market will develop, or if developed, that it will be sustained. If an investor acquires shares of our Common Stock, the investor may not be able to liquidate such shares of our Common Stock should there be a need or desire to do so.

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

Our officers and directors control approximately 40% of our Common Stock. Randall K. Fields, our Chief Executive Officer, controls 34% of our Common Stock. Consequently, Mr. Fields, individually, and our officers and directors, as stockholders acting together, can significantly influence all matters requiring approval by our stockholders, including the election of directors and significant corporate transactions, such as mergers or other business combination transactions.

Our corporate charter contains authorized, unissued “blank check” Preferred Stock issuable without stockholder approval with the effect of diluting then current stockholder interests.

Our articles of incorporation currently authorize the issuance of up to 30,000,000 shares of “blank check” Preferred Stock with designations, rights, and preferences as may be determined from time to time by our Board of Directors, of which 700,000 shares are currently designated as Series B Convertible Preferred Stock (“Series B Preferred”) and 550,000 shares are designated as Series B-1 Preferred Stock (“Series B-1 Preferred”), which designation was withdrawn on December 9, 2024. As of June 30, 2025, a total of 336,098 shares of Series B Preferred were issued and outstanding.

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

We commenced paying quarterly dividends on our Common Stock in September 2022. In the future we may elect to retain earnings, if any, to finance the development and expansion of our business. Our Board of Directors will determine our future dividend policy at their sole discretion, and future dividends will be contingent upon future earnings, if any, obligations of the stock issued, our financial condition, capital requirements, general business conditions and other factors. Future dividends may also be affected by covenants contained in loan or other financing documents, which we may execute in the future. Therefore, there can be no assurance that quarterly dividends will continue to be paid on our Common Stock.

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

Share Price History

Our Common Stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “TRAK”. The following table sets forth the high and low sales prices of our Common Stock for the periods indicated:

	Quarterly Common Stock Price Ranges
	2025		2024
Fiscal Quarter Ended	High	Low	High	Low
September 30	$21.56	$15.12	$10.25	$8.27
December 31	$25.01	$17.56	$11.27	$8.50
March 31	$22.73	$18.50	$17.32	$9.66
June 30	$23.72	$15.72	$17.96	$14.23

Dividends

Outstanding shares of Series B Preferred accrue dividends at the rate per share of 7% per annum if paid by the Company in cash, or 9% per annum if paid by the Company by the issuance of additional shares of Series B Preferred. Dividends on the Series B Preferred are payable quarterly.

During the year ended June 30, 2025, the Company paid a quarterly cash dividend of $0.0165 per share of Common Stock for the quarter ended June 30, 2024 and September 30, 2024, and paid quarterly cash dividend of $0.01815 per share for each of the quarters ended December 31, 2024, March 31, 2025 and March 31, 2025. Subsequent to the year ended June 30, 2025, we paid a quarterly cash dividend of $0.01815 per share for the quarter ended June 30, 2025. We have announced a 10% increase, or a quarterly cash dividend on Common Stock equal to $0.02 per share ($0.08 per year) for the quarter ended September 30, 2025, and expect to continue to declare and pay a quarterly cash dividend following our board of directors' periodic review of our financial condition and results of operations for each fiscal quarter. The dividend rate and the continued payment of dividends will depend upon our board of directors' consideration of a number of factors, including capital requirements, our financial condition and results of operations, statutory and regulatory limitations, tax considerations and general economic conditions. Although we have declared a quarterly dividend on our Common Stock, we may in the future discontinue the payment of quarterly dividends in the event we elect to retain future earnings, if any, for use in our operations and the expansion of our business.

Holders of Record

At June 30, 2025, there were 611 holders of record of our Common Stock with 18,282,805 shares issued and outstanding, 3 holders of Series B Preferred with 336,098 shares issued and outstanding. The number of holders of record and shares of Common Stock issued and outstanding was calculated by reference to the books and records of the Company’s transfer agent.

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

On March 17, 2020, the Board, given the extreme uncertainty due to COVID-19 at the time, suspended the Share Repurchase Program. On May 18, 2021, our Board of Directors resumed its Share Repurchase Program, and increased the number of shares of Common Stock available to repurchase under the Share Repurchase Program by an additional $4 million. On August 31, 2021, our Board of Directors approved a further increase by an additional $4.0 million. On May 10, 2022, our Board of Directors approved a further increase of $9.0 million, resulting in a total approved for repurchase through the Share Repurchase Program of $21.0 million in shares of Common Stock as of June 30, 2025.

Since inception of the Share Repurchase Program through June 30, 2025, 2,131,384 shares of Common Stock have been repurchased at an average purchase price of $6.20, and $7,792,173 remains available to repurchase under the current Share Repurchase Program as of June 30, 2025. From time-to-time, our Board of Directors may authorize further increases to our Share Repurchase Program. The Share Repurchase Program may also be further suspended for periods of time or discontinued at any time, at the Board’s discretion.

The following table provides information about repurchases of our Common Stock registered pursuant to Section 12 of the Exchange Act, during the years ended June 30, 2025 and 2024:

				Remaining
				Amount
				Available for
			Dollars	Future
	Total		Expended	Share
	Number		by Period	Repurchases
	of Shares	Average	Under the	Under the
	Purchased	Price Paid	Plans or	Plans or
Period (1)	by Period	Per Share	Programs	Programs

Year Ended June 30, 2024:
July 1, 2023 – September 30, 2023	155,025	$8.53	$1,322,082	$8,185,698
October 1, 2023 – December 31, 2023	22,012	$8.79	$193,492	$7,992,206
January 1, 2024 – March 31, 2024	-	$-	$-	$7,992,206
April 1, 2024 – June 30, 2024	-	$-	$-	$7,992,206
Year Ended June 30, 2025:
July 1, 2024 – September 30, 2024	-	$-	$-	$7,992,206
October 1, 2024 – December 31, 2024	4,074	$24.55	$100,016	$7,892,190
January 1, 2025 – March 31, 2025	-	$-	$-	$7,892,190
April 1, 2025 – June 30, 2025	4,607	$21.71	$100,017	$7,792,173

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

ReposiTrak, Inc. is a SaaS which operates a B2B e-commerce, compliance & traceability, and supply chain management platform that partners with retailers, wholesalers, distributors and their product suppliers to (a) help them manage specific programs, such as out-of-stock management and scan-based trading; (b) reduce risk in their supply chain by managing compliance documents and data; ensure compliance with new regulatory requirements supporting traceability; and (c) improve product ordering and forecasting in order to accelerate sales, control risks, and improve supply chain efficiencies. The Company’s fiscal year ends on June 30. References to fiscal 2025 refer to the fiscal year ended June 30, 2025, and references to fiscal 2024 refer to the fiscal year ended June 30, 2024.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 (ASC Topic 740), Improvements to Income Tax Disclosures. This ASU requires disaggregated income tax disclosures on the rate reconciliation and income taxes paid. The Company is required to adopt this guidance for its annual reporting in fiscal year 2026 on a prospective basis but has the option to apply it retrospectively. Early adoption is permitted. This standard is expected to impact the Company's disclosures and will not have an impact on its Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03 (ASC Subtopic 220-40), Disaggregation of Income Statement Expenses. The Company is required to disclose, in the notes to the financial statements, specified information about certain costs and expenses. The Company is required to adopt this guidance for its annual reporting in fiscal year 2028, and for interim period reporting beginning the first quarter of fiscal year 2029 on either a prospective or retrospective basis. Early adoption is permitted. This standard is expected to impact the Company's disclosures and will not have an impact on its Consolidated Financial Statements.

Results of Operations – Fiscal Years Ended June 30, 2025 and 2024

Revenue

	Year Ended	$	%	Year Ended
	June 30, 2025	Change	Change	June 30, 2024
Revenue	$22,606,066	$2,152,746	11%	$20,453,320

During the fiscal year ended June 30, 2025, the Company had revenue of $22,606,066 as compared to $20,453,320 for the year ended June 30, 2024, an increase of 11%. The increase in revenue was due to growth in recurring subscription revenue, in all lines of business, which includes compliance, supply chain and traceability. This is the result of growing industry and consumer response to food contaminations and food safety hazards, whether biological, chemical, physical, or allergenic. The risks have elevated regulatory requirements, documentation requisites, and principally “where does your food come from” transparency on grocery retailers and their suppliers. As more and more retailers, wholesalers and distributors adopt the increased regulatory disclosure requirements, the Company has seen a corresponding rise in demand for its services.

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

Cost of Services and Product Support

	Year Ended	$	%	Year Ended
	June 30, 2025	Change	Change	June 30, 2024
Cost of service and product support	$3,681,330	$264,880	8%	$3,416,450
Percent of total revenue	16%			17%

Cost of services and product support was $3,681,330, or 16% of total revenue, and $3,416,450 or 17% of total revenue for the years ended June 30, 2025 and 2024, respectively, an increase of 8%. This increase is primarily the result of cybersecurity spending and increased offshore developer support services in effort to support the acceleration and expansion of the FSMA 204 initiative. Given the demand in traceability the Company has also expended additional resources on further upgrading its information security services and confidentiality protocols to increase protection of customer data.

Sales and Marketing Expense

	Year Ended	$	%	Year Ended
	June 30, 2025	Change	Change	June 30, 2024
Sales and marketing	$5,843,272	$350,553	6%	$5,492,719
Percent of total revenue	26%			27%

The Company’s sales and marketing expense was $5,843,272, or 26% of total revenue, as compared to $5,492,719, or 27% of total revenue, for the fiscal years ended June 30, 2025 and 2024, respectively, an increase of 6%. The increase in sales and marketing expense was primarily the result of an increase in salary expense, commission, trade show expense, investment in FSMA 204 traceability marketing and advertising, and cost of employee benefits. Post pandemic, customers and prospects are returning to in person meetings and participation in large tradeshows. The largest contributors to the increase in sales and marketing expense has been an increase in commission and FSMA 204 traceability marketing. We believe the uptick in marketing costs will flatten over the next twelve months as awareness of the traceability regulatory deadline approaches.

General and Administrative Expense

	Year Ended	$	%	Year Ended
	June 30, 2025	Change	Change	June 30, 2024
General and administrative	$5,602,807	$272,370	5%	$5,330,437
Percent of total revenue	25%			26%

The Company’s general and administrative expense was $5,602,807, or 25% of total revenue, and $5,330,437 or 26% of total revenue for the years ended June 30, 2025 and 2024, respectively, an increase of 5%. The increase in general and administrative expense was primarily due to an increase in salary expense, stock compensation expense, increased cost of employee benefits, increased insurance costs, an increase in bad debt expense, and an increase in travel related costs.

Depreciation and Amortization Expense

	Year Ended	$	%	Year Ended
	June 30, 2025	Change	Change	June 30, 2024
Depreciation and amortization	$1,251,514	$62,031	5%	$1,189,483
Percent of total revenue	6%			6%

The Company’s depreciation and amortization expense was $1,251,514 and $1,189,483 for the years ended June 30, 2025 and 2024, respectively, an increase of 5%. The increase was due to additional assets acquired in the fiscal year. Given the rising cybersecurity threats, we spent approximately $744,000 on security, backup, storage, and redundancy for our new data center in Reno, Nevada. The upgrades were financed through a leasing agent with an effective APR rate of 5.95%.

Other Income and Expense

	Year Ended	$	%	Year Ended
	June 30, 2025	Change	Change	June 30, 2024
Net other income	$1,426,834	$118,284	9%	$1,308,550
Percent of total revenue	6%			6%

Net other income was $1,426,834 compared to net other income of $1,308,550 for the years ended June 30, 2025 and 2024, respectively. Other income increased due to higher cash balances and an increase in interest income attributable to fixed income investments. As the Federal Reserve begins to cut rates in the future, it is unlikely the Company will be able to maintain the same interest income on its existing cash balances without taking additional credit risk.

Preferred Dividends

	Year Ended	$	%	Year Ended
	June 30, 2025	Change	Change	June 30, 2024
Preferred dividends	$360,306	$(189,339)	-34%	$549,645
Percent of total revenue	2%			3%

Dividends accrued on the Company’s Series B Preferred and Series B-1 Preferred was $360,306 and $549,645 for the years ended June 30, 2025 and 2024, respectively, a decrease of 34%. Dividends decreased due to the redemption and retirement of Preferred Stock. Although no assurances can be given, the Company intends to redeem all of the outstanding remaining Preferred stock on or before December 2026. Since inception, a total of 501,679 shares of Preferred Stock, Including Series B and Series B-1 Preferred, at the redemption price of $10.70 per share, have been redeemed for a total of $5,367,965. There is a total of $3.2 million of Preferred Stock remaining to be redeemed.

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

	As of		Variance
	June 30, 2025	June 30, 2024	Dollars	Percent
Cash and cash equivalents	$28,568,805	$25,153,862	$3,414,943	14%

We have historically funded our operations with cash from operations, equity financings, and borrowings from our existing line of credit with U.S. Bank N.A. (the “Bank”), which was revised on October 6, 2021, and again in 2022. In March 2024, given our strong financial position, we terminated the credit facility with our bank.

Cash was $28,568,805 and $25,153,862 at June 30, 2025 and 2024, respectively. This 14% increase is primarily the result of higher revenue and the corresponding cash receipts from customers. It also includes higher interest income earnings associated with growing cash balances.

Net Cash Flows from Operating Activities

	Year Ended	$	%	Year Ended
	June 30, 2025	Change	Change	June 30, 2024
Cash provided by operating activities	$8,420,132	$1,455,731	21%	$6,964,401

Net cash provided by operating activities is summarized as follows:

	Year Ended	Year Ended
	June 30, 2025	June 30, 2024
Net income	$6,978,127	$5,958,290
Noncash expense and income, net	2,306,632	1,992,120
Net changes in operating assets and liabilities	(864,627)	(986,009)
	$8,420,132	$6,964,401

Net cash provided by operating activities for the year ended June 30, 2025 was $8,842,132 compared to net cash provided by operating activities of $6,964,401 for the year ended June 30, 2024. Net cash provided by operating activities increased 21% due principally to increase in net income, an increase in accounts receivable due to an increase in subscription sales, and a decrease in operating lease liability, and other obligations that had become due. Noncash expense increased by $314,512 for the year ended June 30, 2025 compared to the year ended June 30, 2024 as a result of an increase in depreciation and amortization, an increase in bad debt expense and an increase in stock compensation expense.

Net Cash Flows Used in Investing Activities

	Year Ended	$	%	Year Ended
	June 30, 2025	Change	Change	June 30, 2024
Cash (used in) provided by investing activities	$169	$(100,876)	-100%	$(100,707)

Net cash provided by investing activities for the year ended June 30, 2025 was $169 compared to net cash used in investing activities of $100,707 for the year ended June 30, 2024. The change was the result of a decrease in the purchase of equipment offset by a sale of certain marketable securities due to timing.

Net Cash Flows from Financing Activities

	Year Ended	$	%	Year Ended
	June 30, 2025	Change	Change	June 30, 2024
Cash used in financing activities	$(5,005,358)	$(695,353)	-12%	$(5,700,711)

Net cash used in financing activities totaled $5,005,358 for the year ended June 30, 2025 compared to net cash used in financing activities of $5,700,711 for the year ended June 30, 2024. The decrease in net cash used in financing activities is due to an decrease in purchases of common stock offset by an increase in payments made on financed capital assets and an increase in the redemption and retirement of shares of Preferred Stock.

Liquidity and Working Capital

At June 30, 2025, the Company had positive working capital of $28,154,682, as compared with positive working capital of $24,757,025 at June 30, 2024. This $3,397,657 increase in working capital is primarily due to an increase in accounts receivable and an increase in prepaid and other assets offset by a decrease in contract liabilities and an increase in deferred revenue. Cash and cash equivalents also increased due to cash receipts from customers who have signed up for, among other offerings, the ReposiTrak Traceability Network.

	As of	As of	Variance
	June 30, 2025	June 30, 2024	Dollars	Percent
Current assets	$33,685,800	$29,300,167	$4,385,633	15%

Current assets totaled $33,685,800 as of June 30, 2025, as compared to $29,300,167 as of June 30, 2024. The increase in current assets is primarily attributable to the increase in cash, accounts receivable, and prepaid expense and other current assets.

	As of	As of	Variance
	June 30, 2025	June 30, 2024	Change	Percent
Current liabilities	$5,531,118	$4,543,142	$987,976	22%

Current ratio	6.09	6.45	-36%	-6%

Current liabilities totaled $5,531,118 as of June 30, 2025 as compared to $4,543,142 as of June 30, 2024. The increase in current liabilities is primarily attributable to the increase in deferred revenue and accrued liabilities offset by a decrease in operating lease liabilities due to the termination of our operating lease in March 2025. As of June 30, 2025, the Company had zero bank debt.

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

On April 28, 2023, the Company and the Bank executed an amendment to the Credit Agreement (the “Amendment”), with an effective date of March 31, 2023. The Amendment sets forth that (1) the Company will increase its liquidity requirement from $10 million to $12 million, which the Company currently maintains over $22 million in cash and a current ratio of over 6:1, and (2) draws on the facility accrue interest at the annual rate, equal to 1.75% plus the one-month SOFR rate, instead of the previous LIBOR rate. As of March 31, 2024, the balance of the facility was zero. The Company had zero bank debt at June 30, 2025.

On March 15, 2024, given its strong financial position, the Company chose not to renew the Revolving Credit Agreement.  There were no amounts due at the time of renewal.

While no assurances can be given, management currently believes that the Company will continue to increase its cash flow from operations and working capital position in subsequent periods. The Company’s increase in anticipated cash flow from operations and working capital position is expected to be offset by the use of cash required to fund the Company’s quarterly cash dividends, including the quarterly dividends of $0.02 per share announced on September 28, 2025, as well as the redemption and retirement of the Company’s Series B Convertible Preferred Stock (the "Preferred Stock") for their stated value, or $10.70 for each share of Preferred Stock, resulting in an aggregate purchase price of $8,964,214.

Contractual Obligations

Total contractual obligations and commercial commitments as of June 30, 2025 are summarized in the following table:

Financing Leases
Less than 1Year	$254,936
1-3 Years	289,998
Total lease payments	544,934
Less imputed interest	(34,961)
Total	$509,973

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2025. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of June 30, 2025, based on the framework and criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2025.

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

The information required by this item will be incorporated by reference from ReposiTrak, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before  October 28, 2025 (the “Proxy Statement”).

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

4.4	Certificate of Withdrawal of Designation of Series B-1 Preferred Stock (Incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 10, 2024).
10.1	Second Amended and Restated 2011 Stock Incentive Plan, dated April 1, 2013 (Incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-8, dated September 4, 2013).
10.2	Second Amended and Restated 2011 Employee Stock Purchase Plan, dated April 1, 2013 (Incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-8, dated September 4, 2013).
10.3	Fields Employment Agreement (Incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K dated September 11, 2014).
10.4	Services Agreement (Incorporated by reference from the Company’s Annual Report on Form 10-K dated September 11, 2014).
10.5	Amendment No. 1 to the Employment Agreement, by and between Park City Group, Inc., Randall K. Fields and Fields Management, Inc., dated July 1, 2016 (Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated November 7, 2016).
10.6	Amendment No. 1 to the Second Amended and Restated 2011 Stock Incentive Plan of Park City Group, Inc., dated August 3, 2017 (Incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated November 9, 2017)
10.7	Amendment No. 1 to the Second Amended and Restated 2011 Employee Stock Purchase Plan of Park City Group, Inc., dated August 3, 2017 (Incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-8 dated November 9, 2017)
10.8	Amendment to Services Agreement (Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated May 10, 2018).
10.9	Amendment No. 2 to the Second Amended and Restated 2011 Employee Stock Purchase Plan of Park City Group, Inc., dated March 17, 2021 (Incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated April 12, 2021).
10.10	Amendment No. 2 to the Second Amended and Restated 2011 Employee Stock Purchase Plan of Park City Group, Inc., dated March 17, 2021 (Incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated April 12, 2021).

10.11

Employment Agreement by and between Park City Group, Inc. and John Merrill, dated September 6, 2022 (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 8, 2022).

10.12	2023 Omnibus Equity Incentive Plan (Incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14 A filed October 3, 2023).
10.13	2023 Employee Stock Plan (Incorporated by reference from Appendix B to the Company’s Definitive Proxy Statement on Schedule 14 A filed October 3, 2023).
14.1	Code of Ethics and Business Conduct (Incorporated by reference from the Company’s Annual Report Form 10-KSB for the period ended June 30, 2008, dated September 29, 2008).
21	List of Subsidiaries (Incorporated by reference from the Company’s Annual Report on Form 10-K for the period ended June 30, 2017, dated September 13, 2017).
23.1	Consent of Haynie & Company, dated September 29, 2025*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *
97	ReposiTrak, Inc. Clawback Policy* (Incorporated by reference from the Company's Annual Report on Form 10-K for the period ended June, 2024, dated September 30, 2024).
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPOSITRAK, INC.
(Registrant)

Date: September 29, 2025	By:	/s/ Randall K. Fields
Principal Executive Officer,
Chair of the Board and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall K. Fields	Chair of the Board and Director,	September 29, 2025
Randall K. Fields	Chief Executive Officer
(Principal Executive Officer)

/s/ John Merrill	Chief Financial Officer	September 29, 2025
John Merrill	(Principal Financial Officer &
Principal Accounting Officer)

/s/ Robert W. Allen	Director, and Compensation	September 29, 2025
Robert W. Allen	Committee Chair

/s/ Peter J. Larkin	Director	September 29, 2025
Peter J. Larkin

/s/ Ronald C. Hodge	Director, and Audit Committee Chair	September 29, 2025
Ronald C. Hodge

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ReposiTrak, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ReposiTrak, Inc. (the Company) as of June 30, 2025, and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition – Multiple Element Arrangements

Description of the Matter:

The Company recognized approximately $22.6 million in revenue during the year ended June 30, 2025. As discussed in Note 2 to the financial statements, the Company enters into several different types of revenue arrangements that often consist of multiple performance obligations. Management must use judgment to determine the appropriate value and allocation of revenue to these performance obligations.

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

Haynie & Company Salt Lake City, Utah September 29, 2025 PCAOB ID Number 457

We have served as the Company’s auditor since 2016.

REPOSITRAK, INC.

Consolidated Balance Sheets

	June 30,	June 30,
	2025	2024
Assets
Current Assets
Cash	$28,568,805	$25,153,862
Receivables, net of allowance for doubtful accounts of $242,437 and $227,573 at June 30, 2025 and 2024, respectively	4,133,026	3,678,627
Contract asset – unbilled current portion	428,585	181,680
Prepaid expense and other current assets	555,384	285,998
Total Current Assets	33,685,800	29,300,167

Property and equipment, net	602,172	513,277

Other Assets:
Deposits and other assets	22,414	22,414
Prepaid expense – less current portion	6,568	2,609
Contract asset – unbilled long-term portion	-	108,052
Operating lease – right-of-use asset	-	250,306
Customer relationships	-	131,400
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	128,207	384,621
Total Other Assets	21,041,075	21,783,288

Total Assets	$55,329,047	$51,596,732

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$282,146	$265,086
Accrued liabilities	1,841,839	1,554,775
Contract liability – deferred revenue	3,175,908	2,441,234
Operating lease liability – current	-	64,076
Notes payable and financing leases – current	231,225	217,971
Total current liabilities	5,531,118	4,543,142

Long-term liabilities
Operating lease liability – less current portion	-	198,972
Notes payable and financing leases – less current portion	278,748	-
Total liabilities	5,809,866	4,742,114

Commitments and contingencies

Stockholders’ equity:
Preferred Stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 336,098 and 616,470 shares issued and outstanding at June 30, 2025 and 2024 respectively	3,361	6,165
Common Stock, $0.01 par value, 50,000,000 shares authorized; 18,282,805 and 18,234,893 issued and outstanding at June 30, 2025 and 2024, respectively	182,830	182,351
Additional paid-in capital	62,181,156	64,655,902
Accumulated other comprehensive loss	(11,256)	(27,390)
Accumulated deficit	(12,836,910)	(17,962,410)
Total stockholders’ equity	49,519,181	46,854,618
Total liabilities and stockholders’ equity	$55,329,047	$51,596,732

See accompanying notes to consolidated financial statements.

REPOSITRAK, INC.

Consolidated Statements of Operations

	For the Years Ended
	June 30,
	2025	2024

Revenue	$22,606,066	$20,453,320

Operating expense:
Cost of revenue and product support	3,681,330	3,416,450
Sales and marketing	5,843,272	5,492,719
General and administrative	5,602,807	5,330,437
Depreciation and amortization	1,251,514	1,189,483
Total operating expense	16,378,923	15,429,089

Income from operations	6,227,143	5,024,231

Other income (expense):
Interest income	1,383,535	1,272,719
Interest expense	(48,671)	(28,166)
Gain on lease termination	12,262	-
Realized gain on short term investments	97,384	-
Unrealized gain (loss) on short term investments	(17,676)	63,997
Income before income taxes	7,653,977	6,332,781

(Provision) for income taxes	(675,850)	(374,491)
Net income	6,978,127	5,958,290

Dividends on Preferred Stock	(360,306)	(549,645)

Net income applicable to common shareholders	$6,617,821	$5,408,645

Weighted average shares, basic	18,262,000	18,202,000
Weighted average shares, diluted	19,141,000	18,931,000
Basic earnings per share	$0.36	$0.30
Diluted earnings per share	$0.35	$0.29

Comprehensive income:
Net income	$6,978,127	$5,958,290
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	16,134	(27,390)
Total comprehensive income	$6,994,261	$5,930,900

See accompanying notes to consolidated financial statements.

REPOSITRAK, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Series B		Series B-1				Additional		Other
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance, June 30, 2023	625,375	$6,254	212,402	$2,124	18,309,051	$183,093	$67,732,887	$(22,042,427)	-	$45,881,931

Stock issued for:
Accrued compensation	-	-	-	-	83,244	832	536,047	-	-	536,879
Employee stock plan	-	-	-	-	19,635	196	111,643	-	-	111,839
Preferred Stock Redemption	(8,905)	(89)	(212,402)	(2,124)	-	-	(2,210,871)	(154,912)	-	(2,367,996)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(549,645)	-	(549,645)
Common Stock Dividends - Declared	-	-	-	-	-	-	-	(1,173,716)	-	(1,173,716)
Stock Buyback	-	-	-	-	(177,037)	(1,770)	(1,513,804)	-	-	(1,515,574)
Net income	-	-	-	-	-	-	-	5,958,290	-	5,958,290
Other comprehensive Loss	-	-	-	-	-	-	-	-	(27,390)	(27,390)
Balance, June 30, 2024	616,470	$6,165	-	$-	18,234,893	$182,351	$64,655,902	$(17,962,410)	$(27,390)	$46,854,618

Stock issued for:
Accrued compensation	-	-	-	-	38,421	384	312,834	-	-	313,218
Employee stock plan	-	-	-	-	10,260	103	134,243	-	-	134,346
Exercise of warrants	-	-	-	-	7,912	79	79,041	-	-	79,120
Preferred Stock Redemption	(280,372)	(2,804)	-	-	-	-	(2,800,916)	(196,250)	-	(2,999,970)
Preferred Dividends-Declared	-	-	-	-	-	-	-	(360,306)	-	(360,306)
Common Stock Dividends - Declared	-	-	-	-	-	-	-	(1,296,071)	-	(1,296,071)
Stock Buyback	-	-	-	-	(8,681)	(87)	(199,948)	-	-	(200,035)
Net income	-	-	-	-	-	-	-	6,978,127	-	6,978,127
Other comprehensive Loss	-	-	-	-	-	-	-	-	16,134	16,134
Balance, June 30, 2025	336,098	$3,361	-	$-	18,282,805	$182,830	$62,181,156	$(12,836,910)	$(11,256)	$49,519,181

See accompanying notes to consolidated financial statements.

REPOSITRAK, INC.

Consolidated Statements of Cash Flows

	For the Years Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$6,978,127	$5,958,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,251,514	1,189,483
Amortization of operating right of use asset	63,597	60,490
Stock compensation expense	403,783	367,147
Gain on termination of operating lease	(12,262)	-
Bad debt expense	600,000	375,000
(Increase) decrease in:
Accounts receivables	(1,301,304)	(1,525,329)
Operating right of use asset	186,709	-
Long-term receivables, prepaids and other assets	(447,479)	123,355
Increase (decrease) in:
Accounts payable	17,060	(166,301)
Operating lease liability	(250,786)	(58,770)
Accrued liabilities	196,499	102,803
Deferred revenue	734,674	538,233
Net cash provided by operating activities	8,420,132	6,964,401

Cash flows from investing activities:
Purchase of property and equipment	(15,965)	(73,317)
Sale (purchase) of marketable securities	16,134	(27,390)
Net cash (used in) provided by investing activities	169	(100,707)

Cash flows from financing activities:
Common stock buyback/retirement	(200,035)	(1,515,574)
Redemption of Series B-1 preferred	(2,999,970)	(2,367,996)
Proceeds from exercise of warrants	79,120	-
Proceeds from employee stock plan	134,346	111,839
Dividends paid	(1,656,377)	(1,721,657)
Payments on notes payable and capital leases	(362,442)	(207,323)
Net cash used in financing activities	(5,005,358)	(5,700,711)

Net (decrease) increase in cash and cash equivalents	3,414,943	1,162,983

Cash and cash equivalents at beginning of period	25,153,862	23,990,879
Cash and cash equivalents at end of period	$28,568,805	$25,153,862

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$435,059	$332,222
Cash paid for interest	$21,023	$15,223
Cash paid for operating leases	$56,244	$73,291

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Common Stock to pay accrued liabilities	$313,218	$536,879
Dividends accrued on Preferred Stock	$360,306	$549,645
Right of use asset	$654,444	$-

See accompanying notes to consolidated financial statements.

PARK CITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2025 and June 30, 2024

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

The Company had one customer that accounted for greater than 10% of accounts receivable at June 30, 2025. The customer had a balance of $962,300 and $962,300 for June 30, 2025 and June 30, 2024, respectively.

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

Warranties

The Company offers a limited warranty against software defects. Customers who are not completely satisfied with their software purchase may attempt to be reimbursed for their purchases outside the warranty period. For the years ending June 30, 2025 and 2024, the Company did not incur any expense associated with warranty claims.

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

During the fiscal year ended June 30, 2025, the Company's operating lease for its office space expired and was not renewed for an additional three-year term. As a result, the Company derecognized the related right-of-use asset and lease liability upon lease termination. Total lease expense related to this lease was $50,007 for the year ended June 30, 2025. No future lease commitments remain under this agreement. The Company now leases office space under a month-to-month arrangement that qualifies as a short-term lease under ASC 842. As such, the Company has elected not to recognize a right-of-use asset or lease liability for this lease.

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

	Contract
	assets
Balance – June 30, 2024	$289,732
Revenue recognized during the period but not billed	406,798
Amounts reclassified to accounts receivable	(311,450)
Other	43,505
Balance – June 30, 2025	$428,585	(1)

(1)	Contract asset balances for June 30, 2025 include a current and a long-term contract asset of $428,585 and $0, respectively.

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

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period:

Contract
liability
Balance – June 30, 2024	$2,441,234
Amounts billed but not recognized as revenue	3,057,104
Revenue recognized related to the opening balance of deferred revenue	(2,322,430)
Balance – June 30, 2025	$3,175,908

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

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by contract-type. All revenues for the years ending June 30, 2025 and 2024 were generated from sales in North America. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market and other economic factors:

	Year Ended, June 30
	2025	2024	Change $	Change %
Recurring revenue – subscription and support services	$22,300,840	$20,357,893	$1,942,947	10%
Non-recurring revenue – setup and training services	305,226	95,427	209,799	220%
Total	$22,606,066	$20,453,320	$2,152,746	11%

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

Advertising Costs

Advertising is expensed as incurred. Advertising costs were approximately $36,080 and $22,625 for the years ended June 30, 2025 and 2024, respectively.

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

For the year ended June 30, 2025, warrants to purchase 1,100,893 shares of Common Stock were included in the computation of Diluted EPS, and no warrants to purchase shares of Common Stock were excluded the computation of Diluted EPS due to the anti-dilutive effect. For the year ended June 30, 2024, warrants to purchase 1,108,805 shares of Common Stock were included in the computation of Diluted EPS, and no warrants to purchase shares of Common Stock were excluded the computation of Diluted EPS due to the anti-dilutive effect. Warrants to purchase shares of Common Stock were outstanding at prices ranging $4.00 from to $10.00 per share at June 30, 2025.

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Year ended June 30,
	2025	2024
Numerator
Net income applicable to common shareholders	$6,617,821	$5,408,645

Denominator
Weighted average common shares outstanding, basic	18,262,000	18,202,000
Warrants to purchase Common Stock	879,000	729,000
Weighted average common shares outstanding, diluted	19,141,000	18,931,000

Net income per share
Basic	$0.36	$0.30
Diluted	$0.35	$0.29

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

NOTE 3.	RECEIVABLES

Accounts receivable consists of the following at June 30:

	2025	2024
Accounts receivable	$4,375,463	$3,906,200
Allowance for doubtful accounts	(242,437)	(227,573)
	$4,133,026	$3,678,627

Accounts receivable consists of trade accounts receivable and unbilled amounts recognized as revenue during the year for which invoicing occurs subsequent to year-end. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

NOTE 4.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following at June 30:

	2025	2024
Computer equipment	$2,700,590	$2,684,626
Furniture and equipment	180,976	180,976
Leased equipment	905,765	629,947
Leasehold improvements	681,314	681,314
	4,468,645	4,176,863
Less accumulated depreciation and amortization	(3,866,473)	(3,663,586)
	$602,172	$513,277

Depreciation expense for the years ended June 30, 2025 and 2024 was $581,513 and $546,341, respectively.

NOTE 5.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following at June 30:

	2025	2024
Capitalized software costs	$3,678,289	$3,678,289
Less accumulated amortization	(3,550,082)	(3,293,668)
	$128,207	$384,621

Amortization expense for the years ended June 30, 2025 and 2024 was $256,414 and $313,659, respectively.

NOTE 6.	ACQUISITION RELATED INTANGIBLE ASSETS, NET

Customer relationships consist of the following at June 30:

	2025	2024
Customer relationships	$5,537,161	$5,537,161
Less accumulated amortization	(5,537,161)	(5,405,761)
	$-	$131,400

Amortization expense for the years ended June 30, 2025 and 2024 was $131,400 and $131,400, respectively.

NOTE 7.	ACCRUED LIABILITIES

Accrued liabilities consist of the following at June 30:

	2025	2024
Accrued stock-based compensation	$237,249	$172,170
Accrued compensation and other liabilities	690,335	730,089
Accrued taxes	511,248	231,935
Accrued dividends	403,007	420,581
	$1,841,839	$1,554,775

NOTE 8.	LINE OF CREDIT

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

On April 28, 2023, the Company and the Bank executed an amendment to the Credit Agreement (the “Amendment”), with an effective date of March 31, 2023. The Amendment to the Credit Agreement sets forth that (1) the Company will increase its liquidity requirement from $10 million to $12 million, which the Company currently maintains over $22 million in cash and a current ratio of over 6:1, and (2) draws on the facility accrue interest at the annual rate, equal to 1.75% plus the one-month SOFR rate, instead of the previous LIBOR rate. As of June 30, 2025, the balance of the facility was zero. The Company had zero bank debt at June 30, 2025.

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

NOTE 9.	DEFERRED REVENUE

Deferred revenue consisted of the following at June 30:

	2025	2024
Subscription	$2,799,317	$2,085,621
Other	376,591	355,613
	$3,175,908	$2,441,234

NOTE 10.	INCOME TAXES

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

The provision for income taxes for the year ended June 30, 2025 and 2024 consists of the following:

	2025	2024
Current:
Federal	$641,718	$-
State	34,132	374,491
Total Current Provision	675,850	374,491

Total Provision	$675,850	$374,491

Net deferred tax liabilities consist of the following components at June 30:

	2025	2024
Deferred tax assets:
NOL carryover	$1,029,290	$1,825,300
Accrued bonus	98,278	127,800
Allowance for bad debts	63,034	59,200
Accrued expense	45,180	39,500
Capital loss carryover	38,622	38,600
Operating lease ROU	-	2,900
Total deferred tax assets	1,274,404	2,093,300

Deferred tax liabilities:
Amortization	(1,249,542)	(1,075,600)
Depreciation	(156,837)	(120,000)
Total deferred tax liabilities	(1,406,379)	(1,195,600)
Valuation allowance	-	(897,700)
Net deferred tax liability	$(131,975)	$-

The U.S. Federal Statutory Tax Rate for 2024 is 21%. The reconciliation of the expected income tax expense (benefit) and the actual income tax expense (benefit) is as follows:

	2025	2024

Expected income tax expense (benefit)	$1,465,405	$1,549,156
State income tax expense (benefit)	348,906	374,491
Federal tax credits	(1,109,000)	-
Officer life insurance	46,249	51,239
Unrealized gain/loss	(19,923)	(17,432)
Meals and entertainment	6,329	1,961
Stock expenses	18,933	71,490
Officer salary (162m limit)	160,688	-
NOL expiry	509,109	-
Other permanent differences	279,256	-
Change in deferred tax asset/liability	(1,030,102)	(1,656,414)
Total income tax expense/benefit	$675,850	$374,491

At June 30, 2025, the Company had net operating loss carryforwards of approximately $7,020,239 that may be offset against past and future taxable income from the year 2025 forward. A significant portion of the net operating loss carryforwards began to expire in 2019. No tax benefit has been reported in the June 30, 2025 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company has concluded that there are no significant uncertain tax positions requiring disclosure, and there are not material amounts of unrecognized tax benefits. The Company engaged in a Research & Development Tax Study that is estimated to provide a tax benefit of between $1.1 million to $4.8 million in tax credits that will reduce the current and future taxes in accordance with the Section 41 of the U.S. Tax Code. In this current tax provision, we have estimated using the conservative amount of $1.1 million in tax credits. This process will be completed before the filing of the current tax return and it is expected that additional credits will be applied to the future taxes of the Company.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of June 30, 2025, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is not longer subject to U.S. Federal, state and local income tax examinations by tax authorities for the years before June 30, 2022.

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

During the fiscal year ended June 30, 2025, the Company's operating lease for its office space expired and was not renewed for an additional three-year term. As a result, the Company derecognized the related right-of-use asset and lease liability upon lease termination. Total lease expense related to this lease was $50,007 for the year ended June 30, 2025. No future lease commitments remain under this agreement. The Company now leases office space under a month-to-month arrangement that qualifies as a short-term lease under ASC 842. As such, the Company has elected not to recognize a right-of-use asset or lease liability for this lease.

From time to time the Company may enter into or exit from diminutive operating lease agreements for equipment such as copiers, temporary back up servers, etc. These leases are not of a material amount and thus will not in the aggregate have a material adverse effect on our business, financial condition, results of operation or liquidity.

NOTE 12.	EMPLOYEE BENEFIT PLAN

The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 18 are eligible to participate. The Company, at its discretion, may match employee’s contributions at a percentage determined annually by the Board of Directors. Employer matching contributions totaled $64,098 and $0 for the years ended  June 30, 2025 and 2024, respectively. There were no expenses for the years ended June 30, 2025 and 2024.

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

The Company issued 11,126 and 18,978 shares to its directors during the years ended June 30, 2025 and 2024, respectively, under the 2023 Plan. The Company issued 27,295 and 64,266 shares to employees and consultants during the years ended  June 30, 2025 and 2024, respectively, under the 2023 Plan.

The Company issued 10,260 and 19,635 shares to its employees during the years ended June 30, 2025 and 2024, respectively, under its 2023 ESPP.

The Company holds no treasury stock.

Vested and issued shares under the 2023 Plan for the fiscal year ending  June 30, 2025 and June 30, 2024 totaling 32,245 and 69,437, respectively, are included in the roll-forward of restricted stock units below.

Restricted Stock Units

		Weighted
		Average
	Restricted	Grant Date
	Stock	Fair Value
	Units	($/share)

Outstanding at July 1, 2023	907,451	5.30
Granted	15,130	10.55
Vested and issued	(69,437)	5.53
Forfeited	-	-
Outstanding at June 30, 2024	853,144	5.37
Granted	6,368	18.87
Vested and issued	(31,989)	6.78
Forfeited	-	-
Outstanding at June 30, 2025	827,523	5.45

The number of restricted stock units outstanding at June 30, 2025 includes 2,483 units that have vested but for which shares of Common Stock had not yet been issued pursuant to the terms of the agreement.

As of June 30, 2025, there was approximately $4.5 million of unrecognized stock-based compensation obligations under our equity compensation plans. The stock-based compensation obligation is in connection with certain employment agreements which have a deferral option at the Board’s discretion. At the end of the deferral period, the stock-based compensation expense associated with the obligation is expected to be recognized on a straight-line basis over a period of three years.

Warrants

Outstanding warrants were issued in connection with private placements of the Company’s Common Stock and with the restructuring of the Series B Preferred that occurred in March of 2018. The following table summarizes information about fixed stock warrants outstanding at June 30, 2025:

Warrants Outstanding				Warrants Exercisable
at June 30, 2025				at June 30, 2025
Range of		Weighted average	Weighted		Weighted
exercise	Number	remaining contractual	average	Number	average
prices	Outstanding	life (years)	exercise price	exercisable	exercise price
$4.00	1,085,068	0.60	$4.00	1,085,068	$4.00
$10.00	15,825	0.57	$10.00	15,825	$10.00
	1,100,893	0.60	$4.09	1,100,893	$4.09

Preferred Stock

The Company’s articles of incorporation currently authorizes the issuance of up to 30,000,000 shares of ‘blank check’ preferred stock, par value $0.01 (“Preferred Stock”) with designations, rights, and preferences as may be determined from time to time by the Company’s Board of Directors, of which 700,000 shares are currently designated as Series B Preferred Stock (“Series B Preferred”). Series B Preferred Stock pay dividends at a rate of 7% per annum if paid by the Company in cash, or 9% if paid by the Company by the issuance of additional shares of Series B Preferred. Previously, 550,000 shares were designated as Series B-1 Preferred Stock ("Series B-1 Preferred"), which Series B-1 Preferred designation was withdrawn in December 2024.

Preferred Redemption

Section 5 of the Company’s Fourth Amended and Restated Certificate of Designation of the Relative Rights, Powers and Preferences of the Series B Preferred Stock, as amended (the “Series B COD”) and Section 4 of the First Amended and Restated Certificate of Designation of the Relative Rights, Powers and Preferences of the Series B-1 Preferred Stock, as amended (the "Series B-1 COD") provides the Company’s Board of Directors with the right to redeem any or all of the outstanding shares of the Company’s Series B Preferred or Series B-1 Preferred, respectively, for a cash payment of $10.70 per share plus accrued and unpaid dividends at any time upon providing the holders of Series B Preferred or Series B-1 Preferred at least ten days written notice that sets forth the date on which the redemption will occur (the “Redemption Notice”).

On August 29, 2023, the Board approved the redemption and retirement of its Series B Preferred and Series B-1 Preferred for their stated value, or $10.70 for each share of Preferred Stock, resulting in an aggregate purchase price of $8,964,214 (the “Preferred Redemption”). The Preferred Redemption is to occur over a three-year period beginning August 29, 2023.

During the year ended June 30, 2025, 280,372 shares of Series B Preferred were redeemed. The following table provides information about the redemption and retirement of the Series B Preferred during the years ended June 30, 2025 and 2024:

	Series B Preferred
			Dollars	Remaining
			Expended	Amount
	Total		by Period	Available
	Number of		under the	for Future
	Shares	Price Paid	Preferred	Preferred
Period (1)	Redeemed	Per Share	Redemption	Redemption
July 1, 2023 – September 30, 2023:	-	$10.70	$-	$6,691,513
October 1, 2023 – December 31, 2023:	-	$10.70	$-	$6,691,513
January 1, 2024 – March 31, 2024:	-	$10.70	$-	$6,691,513
April 1, 2024 – June 30, 2024:	8,905	$10.70	$95,284	$6,596,229
Total	8,905		$95,284	$6,596,229

July 1, 2024 – September 30, 2024:	70,093	$10.70	$749,995	$5,846,234
October 1, 2024 – December 31, 2024:	70,093	$10.70	$749,995	$5,096,239
January 1, 2025 – March 31, 2025:	70,093	$10.70	$749,995	$4,346,244
April 1, 2025 – June 30, 2025:	70,093	$10.70	$749,995	$3,596,249
Total	280,372		$2,999,980	$3,596,249

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

The full redemption of the Series B-1 Preferred was completed during fiscal 2024. On December 9, 2024, the Company filed a Withdrawal of Certificate of Designation with the Secretary of State of the State of Nevada and terminated the designation of the Series B-1 Preferred.

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

As of June 30, 2025, a total of 336,098 shares of Series B Preferred were issued and outstanding. Since inception, a total of 501,679 Preferred shares at the redemption price of $10.70 per share have been redeemed for a total of $5,367,965.

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

On March 17, 2020, the Board, given the extreme uncertainty due to COVID-19 at the time, suspended the Share Repurchase Program. On May 18, 2021, our Board of Directors resumed its Share Repurchase Program, and increased the number of shares of Common Stock available to repurchase under the Share Repurchase Program by an additional $4 million. On August 31, 2021, our Board of Directors approved a further increase by an additional $4.0 million. On May 10, 2022, our Board of Directors approved an increase of $9.0 million, resulting in a total approved for repurchase through the Share Repurchase Program of $21.0 million in shares of Common Stock as of June 30, 2025.

Since inception of the Share Repurchase Program  June 30, 2025, 2,131,384 shares of Common Stock have been repurchased at an average purchase price of $6.20, and $7,792,173 remains available to repurchase under the current Share Repurchase Program as of June 30, 2025. From time-to-time, our Board of Directors may authorize further increases to our Share Repurchase Program. The Share Repurchase Program may also be further suspended for periods of time or discontinued at any time, at the Board’s discretion.

The following table provides information about repurchases of our Common Stock registered pursuant to Section 12 of the Exchange Act, during the years ended June 30, 2025 and 2024:

				Remaining
				Amount
				Available for
			Dollars	Future
	Total		Expended	Share
	Number		by Period	Repurchases
	of Shares	Average	Under the	Under the
	Purchased	Price Paid	Plans or	Plans or
Period (1)	by Period	Per Share	Programs	Programs

Year Ended June 30, 2024:
July 1, 2023 – September 30, 2023	155,025	$8.53	$1,322,082	$8,185,698
October 1, 2023 – December 31, 2023	22,012	$8.79	$193,492	$7,992,206
January 1, 2024 – March 31, 2024	-	$-	$-	$7,992,206
April 1, 2024 – June 30, 2024	-	$-	$-	$7,992,206
Year Ended June 30, 2025:
July 1, 2024 – September 30, 2024	-	$-	$-	$7,992,206
October 1, 2024 – December 31, 2024	4,074	$24.55	$100,016	$7,892,190
January 1, 2025 – March 31, 2025	-	$-	$-	$7,892,190
April 1, 2025 – June 30, 2025	4,607	$21.71	$100,017	$7,792,173

(1) We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

NOTE 14.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU 2023-09 (ASC Topic 740), Improvements to Income Tax Disclosures. This ASU requires disaggregated income tax disclosures on the rate reconciliation and income taxes paid. The Company is required to adopt this guidance for its annual reporting in fiscal year 2026 on a prospective basis but has the option to apply it retrospectively. Early adoption is permitted. This standard is expected to impact the Company's disclosures and will not have an impact on its Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03 (ASC Subtopic 220-40), Disaggregation of Income Statement Expenses. The Company is required to disclose, in the notes to the financial statements, specified information about certain costs and expenses. The Company is required to adopt this guidance for its annual reporting in fiscal year 2028, and for interim period reporting beginning the first quarter of fiscal year 2029 on either a prospective or retrospective basis. Early adoption is permitted. This standard is expected to impact the Company's disclosures and will not have an impact on its Consolidated Financial Statements.

NOTE 15.	RELATED PARTY TRANSACTIONS

Service Agreement. During the year ended June 30, 2025, the Company continued to be a party to a Service Agreement with Fields Management, Inc. (“FMI”), pursuant to which FMI provided certain executive management services to the Company, including designating Mr. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields, FMI’s designated executive, who also serves as the Company’s Chair of the Board of Directors, controls FMI. During the year ended June 30, 2025 and 2024, the Company paid FMI $1,025,617 and $969,804, respectively, in connection with the Service Agreement. The Company had no payables to FMI at June 30, 2025 and 2024 respectively, under the Service Agreement.

During the year ended  June 30, 2025, the Company redeemed and retired and aggregate of $2,937,749 in Series B Preferred from Mr. Randall K. Fields, affiliates of Mr. Fields, and Robert W. Allen. During the year ended  June 30, 2024, the Company redeemed and retired and aggregate of $95,284 in Series B Preferred and $2,272,701 in Series B-1 Preferred from Mr. Randall K. Fields, affiliates of Mr. Fields, and Robert W. Allen. Mr. Allen is a director of the Company.

NOTE 16.	SEGMENT INFORMATION

The Company operates as one operating segment. The Company's chief operating decision maker ("CODM") is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated gross profit margin, operating margin, and net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions such as the allocation of budget between cost of sales, sales and marketing, and general and administrative expenses.

NOTE 17.	SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, through the filing date and noted no events have occurred subsequent to June 30, 2025 that are reasonably likely to impact the Company’s financial statements.