Form 10-Q
period 2025-09-30
ReposiTrak, Inc.
filed 2025-11-13
CIK 50471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to .

Commission File Number 001-34941

REPOSITRAK, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of November 13, 2025, 18,288,455 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

REPOSITRAK, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPOSITRAK, INC.

Consolidated Condensed Balance Sheets (Unaudited)

	September 30,	June 30,
	2025	2025
Assets
Current Assets
Cash	$28,794,806	$28,568,805
Receivables, net of allowance for doubtful accounts of $249,903 and $242,437 at September 30, 2025 and June 30, 2025, respectively	4,339,972	4,133,026
Contract asset – unbilled current portion	242,078	428,585
Prepaid expense and other current assets	737,421	555,384
Total Current Assets	34,114,277	33,685,800

Property and equipment, net	519,086	602,172

Other Assets:
Deposits and other assets	22,414	22,414
Prepaid expense – less current portion	5,486	6,568
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	64,103	128,207
Total Other Assets	20,975,889	21,041,075

Total Assets	$55,609,252	$55,329,047

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$309,626	$282,146
Accrued liabilities	1,986,381	1,841,839
Contract liability – deferred revenue	2,686,197	3,175,908
Notes payable and financing leases – current	232,296	231,225
Total current liabilities	5,214,500	5,531,118

Long-term liabilities
Notes payable and financing leases – less current portion	225,008	278,748
Total liabilities	5,439,508	5,809,866

Commitments and contingencies

Stockholders’ equity:
Preferred Stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 266,005 and 336,098 shares issued and outstanding at September 30, 2025 and June 30, 2025, respectively	2,660	3,361
Common Stock, $0.01 par value, 50,000,000 shares authorized; 18,283,904 and 18,282,805 and issued and outstanding at September 30, 2025 and June 30, 2025, respectively	182,841	182,830
Additional paid-in capital	61,494,409	62,181,156
Accumulated other comprehensive loss	(19,865)	(11,256)
Accumulated deficit	(11,490,301)	(12,836,910)
Total stockholders’ equity	50,169,744	49,519,181
Total liabilities and stockholders’ equity	$55,609,252	$55,329,047

See accompanying notes to consolidated condensed financial statements.

REPOSITRAK, INC.

Consolidated Condensed Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended
	September 30,
	2025	2024

Revenue	$5,971,467	$5,441,142

Operating expense:
Cost of revenue and product support	854,152	859,219
Sales and marketing	1,607,469	1,529,100
General and administrative	1,372,227	1,292,551
Depreciation and amortization	243,746	280,211
Total operating expense	4,077,594	3,961,081

Income from operations	1,893,873	1,480,061

Other income (expense):
Interest income	363,409	349,533
Interest expense	(11,327)	(10,172)
Realized gain (loss) on short term investments	(20,246)	-
Unrealized gain (loss) on short term investments	43,819	(4,267)
Income before income taxes	2,269,528	1,815,155

(Provision) for income taxes:	(449,999)	(150,000)
Net income	1,819,529	1,665,155

Dividends on preferred stock	(58,817)	(107,882)

Net income applicable to common shareholders	$1,760,712	$1,557,273

Weighted average shares, basic	18,288,000	18,244,000
Weighted average shares, diluted	19,130,000	19,102,000
Basic income per share	$0.10	$0.09
Diluted income per share	$0.09	$0.08
Comprehensive income:
Net income	$1,819,529	$1,665,155
Other comprehensive gain:
Unrealized gain (loss) on available-for-sale securities	(8,609)	34,086
Total comprehensive income	$1,810,920	$1,699,241

See accompanying notes to consolidated condensed financial statements.

REPOSITRAK, INC.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$1,819,529	$1,665,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	243,746	280,211
Amortization of operating right of use asset	-	15,577
Stock compensation expense	101,023	100,044
Bad debt expense	225,000	150,000
(Increase) decrease in:
Accounts receivables	(245,439)	(259,388)
Long-term receivables, prepaids and other assets	(265,761)	6,455
Increase (decrease) in:
Accounts payable	27,480	66,669
Operating lease liability	-	(15,511)
Accrued liabilities	122,580	(284,097)
Deferred revenue	(489,711)	143,785
Net cash provided by operating activities	1,538,447	1,868,900

Cash flows from investing activities:
Purchase of property and equipment	(11,750)	-
Sale (purchase) of marketable securities	(8,609)	34,086
Net cash provided by (used in) investing activities	(20,359)	34,086

Cash flows from financing activities:
Common Stock buyback/retirement	(149,985)	-
Redemption of Series B Preferred	(749,995)	(749,995)
Proceeds from employee stock plan	63,479	59,852
Dividends paid	(402,917)	(422,954)
Payments on notes payable and capital leases	(52,669)	(153,545)
Net cash used in financing activities	(1,292,087)	(1,266,642)

Net increase (decrease) in cash and cash equivalents	226,001	636,344

Cash and cash equivalents at beginning of period	28,568,805	25,153,862
Cash and cash equivalents at end of period	$28,794,806	$25,790,206

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$536,561	$312,098
Cash paid for interest	$3,984	$2,005
Cash paid for operating leases	$-	$18,686

Supplemental disclosure of non-cash investing and financing activities:
Common stock to pay accrued liabilities	$99,999	$69,985
Dividends accrued on preferred stock	$58,817	$107,882
Right-of-use asset	$-	$289,734

See accompanying notes to consolidated condensed financial statements.

REPOSITRAK, INC.

Consolidated Condensed Statements of Stockholders’ Equity (Deficit) (Unaudited)

Three months Ended September 30, 2025

							Accumulated
	Series B				Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Gain/Loss	Total

Balance, June 30, 2025	336,098	$3,361	18,282,805	$182,830	$62,181,156	$(12,836,910)	$(11,256)	$49,519,181
Stock issued for:
Accrued compensation	-	-	6,241	62	99,937	-	-	99,999
Employee stock plan	-	-	3,573	36	63,443	-	-	63,479
Stock buyback	-	-	(8,715)	(87)	(149,898)	-	-	(149,985)
Preferred Stock redemption	(70,093)	(701)	-	-	(700,229)	(49,065)	-	(749,995)
Preferred Dividends-Declared	-	-	-	-	-	(58,817)	-	(58,817)
Common Stock Dividends-Declared	-	-	-	-	-	(365,038)	-	(365,038)
Net income	-	-	-	-	-	1,819,529	-	1,819,529
Other comprehensive gain (loss)	-	-	-	-	-	-	(8,609)	(8,609)
Balance, September 30, 2025	266,005	$2,660	18,283,904	$182,841	$61,494,409	$(11,490,301)	$(19,865)	$50,169,744

Three months Ended September 30, 2024

							Accumulated
	Series B				Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Gain/Loss	Total

Balance, June 30, 2024	616,470	$6,165	18,234,893	$182,351	$64,655,902	$(17,962,410)	$(27,390)	$46,854,618
Stock issued for:
Accrued compensation	-	-	5,705	57	69,928	-	-	69,985
Employee stock plan	-	-	5,492	55	59,797	-	-	59,852
Stock buyback	-	-	-	-	-	-	-	-
Preferred Stock redemption	(70,093)	(701)	-	-	(700,229)	(49,065)	-	(749,995)
Preferred Dividends-Declared	-	-	-	-	-	(107,882)	-	(107,882)
Common Stock Dividends-Declared	-	-	-	-	-	(301,060)	-	(301,060)
Net income	-	-	-	-	-	1,665,155	-	1,665,155
Other comprehensive gain (loss)	-	-	-	-	-	-	34,086	34,086
Balance, September 30, 2024	546,377	$5,464	18,246,090	$182,463	$64,085,398	$(16,755,262)	$6,696	$47,524,759

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

Basis of Financial Statement Presentation

The interim financial information of the Company as of September 30, 2025 and for the three months ended September 30, 2025 is unaudited, and the balance sheet as of  June 30, 2025 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. GAAP. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2025. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended September 30, 2025 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2025.

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

	Contract
	assets
Balance – June 30, 2025	$428,585
Revenue recognized during the period but not billed	-
Amounts reclassified to accounts receivable	(101,700)
Other	(84,807)
Balance – September 30, 2025	$242,078	(1)

(1)	Contract asset balances for September 30, 2025 include a current and a long-term contract asset of $242,078 and $0, respectively.

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

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period:

Contract
liability
Balance – June 30, 2025	$3,175,908
Amounts billed but not recognized as revenue	1,551,295
Revenue recognized related to the opening balance of deferred revenue	(2,041,006)
Balance – September 30, 2025	$2,686,197

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

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by contract-type. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market, and other economic factors:

	Three Months Ended
	September 30,
	2025	2024

Recurring revenue – subscription and support services	$5,941,467	$5,353,817
Non-recurring revenue – setup and training services	30,000	87,325
Total revenue	$5,971,467	$5,441,142

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

For the three months ended September 30, 2025 and 2024, warrants to purchase shares of our Common Stock at an exercise price of $10.00 per share were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average price of Common Stock for the quarter.

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	September 30,
	2025	2024
Numerator
Net income applicable to common shareholders	$1,760,712	$1,557,273

Denominator
Weighted average common shares outstanding, basic	18,288,000	18,244,000
Warrants to purchase Common Stock	842,000	858,000
Weighted average common shares outstanding, diluted	19,130,000	19,102,000

Net income per share
Basic	$0.10	$0.09
Diluted	$0.09	$0.08

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications have no impact on the previously reported results.

NOTE 3.	EQUITY

		Weighted
		Average
		Grant Date
	Restricted	Fair Value
Restricted Stock Units	Stock Units	($/share)

Outstanding at June 30, 2025	827,523	$5.45
Granted	-	-
Vested and issued	(2,483)	10.07
Forfeited	-	-
Outstanding at September 30, 2025	825,040	$5.43

As of September 30, 2025, there were 770 restricted stock units outstanding that had vested but for which shares of Common Stock had not yet been issued pursuant to the terms of the applicable agreement.

As of September 30, 2025, there was approximately $4.5 million of unrecognized stock-based compensation obligations under our equity compensation plans. The stock-based compensation obligation is in connection with certain employment agreements which have a deferral option at the Board’s discretion. At the end of the deferral period, the stock-based compensation expense associated with the obligation is expected to be recognized on a straight-line basis over a period of three years.

Warrants

Outstanding warrants were issued in connection with private placements of the Company’s Common Stock and with the restructuring of the Series B Preferred that occurred in March of 2018. The following table summarizes information about fixed stock warrants outstanding at September 30, 2025:

Warrants Outstanding				Warrants Exercisable
at September 30, 2025				at September 30, 2025
		Weighted
		average
Range of		remaining	Weighted		Weighted
exercise	Number	contractual	average	Number	average
prices	Outstanding	life (years)	exercise price	exercisable	exercise price
$4.00	1,085,068	0.35	$4.00	1,085,068	$4.00
$10.00	15,825	0.32	$10.00	15,825	$10.00
	1,100,893	0.35	$4.09	1,100,893	$4.09

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

During the three months ended September 30, 2025, 70,093 shares of Series B Preferred were redeemed. The following table provides information about the redemption and retirement of the Series B Preferred during the year ended June 30, 2025 and three months ended September 30, 2025:

	Series B Preferred
			Dollars	Remaining
			Expended	Amount
	Total		by Period	Available
	Number of		under the	for Future
	Shares	Price Paid	Preferred	Preferred
Period (1)	Redeemed	Per Share	Redemption	Redemption
July 1, 2024 – September 30, 2024:	70,093	$10.70	$749,995	$5,846,234
October 1, 2024 – December 31, 2024:	70,093	$10.70	$749,995	$5,096,239
January 1, 2025 – March 31, 2025:	70,093	$10.70	$749,995	$4,346,244
April 1, 2025 – June 30, 2025:	70,093	$10.70	$749,995	$3,596,249
Total	280,372		$2,999,980	$3,596,249

July 1, 2025 – September 30, 2025:	70,093	$10.70	$749,995	$2,846,254
Total	70,093		$749,995	$2,846,254

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

As of September 30, 2025, a total of 266,005 shares of Series B Preferred and zero shares of Series B-1 Preferred were issued and outstanding. Since inception, a total of 571,772 Preferred shares, including Series B and Series B-1, at the redemption price of $10.70 per share have been redeemed for a total of $6,117,960. The remaining amount available for future Preferred redemption is $2,846,254.

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

Since inception of the Share Repurchase Program through  September 30, 2025 a total of $21.0 million in shares of Common Stock have been approved under the Share Repurchase Program, and 2,140,099 shares of Common Stock have been repurchased at an average purchase price of $6.24, resulting in $7,642,188 remaining available to repurchase under the current Share Repurchase Program. From time-to-time, our Board of Directors may authorize further increases to our Share Repurchase Program. In addition, the Share Repurchase Program may also be suspended for periods of time or discontinued at any time, at the Board’s discretion.

The following table provides information about repurchases of our Common Stock registered pursuant to Section 12 of the Exchange Act, during the year ended June 30, 2025 and three months ended September 30, 2025:

				Remaining
				Amount
				Available
			Dollars	for Future
	Total		Expended	Share
	Number		by Period	Repurchases
	of Shares	Average	Under the	Under the
	Purchased	Price Paid	Plans or	Plans or
Period (1)	by Period	Per Share	Programs	Programs

Year Ended June 30, 2025:
July 1, 2024 – September 30, 2024:	-	$-	$-	$7,992,206
October 1, 2024 – December 31, 2024:	4,074	$24.55	$100,016	$7,892,190
January 1, 2025 – March 31, 2025:	-	$-	$-	$7,892,190
April 1, 2025 – June 30, 2025:	4,607	$21.71	$100,017	$7,792,173

Three Months Ended September 30, 2025:
July 1, 2025 – September 30, 2025:	8,715	$17.21	$149,985	$7,642,188

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

NOTE 4.	RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2025, the Company continued to be a party to a service agreement (the “Service Agreement”) with Riverview Financial Corp ("Riverview"). Riverview was the sole shareholder of Fields Management, Inc. (“FMI”) which was merged into Riverview and Riverview became party to the Service Agreement by assumption of the Service Agreement. Riverview, like FMI prior to the merger, provided certain executive management services to the Company, including designating Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields, Riverview’s designated executive, who also serves as the Company’s Chair of the Board of Directors, controls Riverview. During the three months ended September 30, 2025 and 2024, the Company paid Riverview $256,404 and $242,451, respectively, in connection with the Service Agreement. The Company had no payables to Riverview under the Service Agreement as of September 30, 2025 or June 30, 2025.

During the three months ended September 30, 2025, the Company redeemed and retired and aggregate of $749,995 in Series B Preferred from Mr. Randall K. Fields, affiliates of Mr. Fields, and Robert W. Allen. During the year ended  June 30, 2025, the Company redeemed and retired and aggregate of $2,937,749 in Series B Preferred from Mr. Randall K. Fields, affiliates of Mr. Fields, and Robert W. Allen. During the year ended  June 30, 2024, the Company redeemed and retired an aggregate of $95,284 in Series B Preferred and $2,272,701 in Series B-1 Preferred from Mr. Randall K. Fields, affiliates of Mr. Fields, and Robert W. Allen. Mr. Allen is a director of the Company.

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

The Company operates as one operating segment. The Company's chief operating decision maker ("CODM") is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated gross profit margin, operating margin, and net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions such as the allocation of budget between cost of sales, sales and marketing, and general and administrative expense.

NOTE 7.	SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events through the filing date and determined that no subsequent events occurred that were reasonably expected to impact the consolidated condensed financial statements presented herein.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements. The words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, or similar expressions are intended to identify “forward-looking statements”. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our June 30, 2025 Annual Report on Form 10-K, incorporated by reference herein. Statements made herein are as of the date of the filing of this Report with the Securities and Exchange Commission (“SEC”) and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Recent Developments

Dividend Payment

On September 19, 2025, The Company's Board of Directors declared a quarterly cash dividend of $0.02 per share ($0.08 per year), payable to shareholders of record on September 30, 2025, payable to shareholders of record on or about November 14, 2025. Based on the closing prices on September 30, 2025, this represented an annual dividend yield of approximately 0.54%. Subsequent dividends will be paid within 45 days of each fiscal quarter end.

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

In March 2025, the deadline for compliance with FSMA 204 was extended by 30 months to July 20, 2028. Nearly every company impacted will require some type of technical systems support to meet the requirement by this date. The food supply chain industry is moving toward traceability, driven by competitive pressures beyond regulatory deadlines. Major retailers have announced food traceability programs with more robust requirements than the FDA. While FSMA 204 requires traceability for certain foods included on the FTL, retailers have publicly communicated traceability requirements including:

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024.

Revenue

	Fiscal Quarter Ended
	September 30,		Variance
	2025	2024	Dollars	Percent
Revenue	$5,971,467	$5,441,142	$530,325	10%

Revenue was $5,971,467 and $5,441,142 for the three months ended September 30, 2025 and 2024, respectively, a 10% increase year-over-year. The increase in revenue was due to growth in recurring subscription revenue in all lines of business. These include compliance, supply chain and traceability. Growth in traceability is the result of growing industry and consumer response to food contaminations and food safety hazards, whether biological, chemical, physical, or allergenic. The risks have elevated regulatory requirements, documentation requisites, and principally has resulted in tighter mandates from the retailers to its suppliers. As more and more retailers, wholesalers and distributors mandate their requirements to suppliers, the Company continues to see a corresponding rise in demand for its services.

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

Cost of Services and Product Support

	Fiscal Quarter Ended
	September 30,		Variance
	2025	2024	Dollars	Percent
Cost of services and product support	$854,152	$859,219	$(5,067)	(1)%
Percent of total revenue	14%	16%

Cost of services and product support was $854,152 and $859,219 for the three months ended September 30, 2025 and 2024, respectively, a 1% decrease. This $5,067 decrease is primarily the result of certain development costs to be capitalized as part of significant enhancements being developed to our current platform of services as well as several new software programs to be released at a future date. The demand in traceability has required additional development of software used on the ReposiTrak platform in order to accurately meet the complex requirements of FSMA 204 in addition to further accelerate the systematic onboarding of customers with little if any human intervention.

Sales and Marketing Expense

	Fiscal Quarter Ended
	September 30,		Variance
	2025	2024	Dollars	Percent
Sales and marketing	$1,607,469	$1,529,100	$78,369	5%
Percent of total revenue	27%	28%

Sales and marketing expense was $1,607,469 and $1,529,100 for the three months ended September 30, 2025 and 2024, respectively, a 5% increase. The increase in sales and marketing expense was primarily the result of higher sales commissions, sales travel, and investment in marketing for our suite of services. The increase in sales and marketing expense has been the result of commission due to higher sales and FSMA 204 traceability awareness marketing. We believe the uptick in marketing spending, excluding commissions and other variable costs due to higher sales, will flatten over the next twelve months as awareness of the traceability regulatory deadline approaches and the industry continues to mandate early adoption.

General and Administrative Expense

	Fiscal Quarter Ended
	September 30,		Variance
	2025	2024	Dollars	Percent
General and administrative	$1,372,227	$1,292,551	$79,676	6%
Percent of total revenue	23%	24%

General and administrative expense was $1,372,227 and $1,295,551 for the three months ended September 30, 2025 and 2024, respectively, a 6% increase. The increase in general and administrative expense was primarily due to higher employee benefit costs, general liability insurance, increases in D&O insurance due to a higher market cap, and higher payroll taxes due to an increase in commissions and other benefit programs.

Depreciation and Amortization Expense

	Fiscal Quarter Ended
	September 30,		Variance
	2025	2024	Dollars	Percent
Depreciation and amortization	$243,746	$280,211	$(36,465)	(13)%
Percent of total revenue	4%	5%

Depreciation and amortization expense was $243,746 and $280,211 for the three months ended September 30, 2025 and 2024, respectively, a decrease of 13%. The decrease was due to certain leased assets obtained with financing arrangements becoming fully amortized.

Other Income and Expense

	Fiscal Quarter Ended
	September 30,		Variance
	2025	2024	Dollars	Percent
Net other income (expense)	$375,655	$335,094	$40,561	12%
Percent of total revenue	6%	6%

Net other income was $375,355 for the three months ended September 30, 2025, compared to net other income of $335,094 for the three months ended September 30, 2024. Other income increased due to an increase in interest income attributable to earnings on fixed income instruments as a result in higher cash balances.  In September 2024, the Federal Reserve began cutting interest rates, which reductions make it unlikely the Company will be able to maintain the same interest income on its existing cash balances without taking additional credit risk or increasing the total amount of cash held for investment.

Preferred Dividends

	Fiscal Quarter Ended
	September 30,		Variance
	2025	2024	Dollars	Percent
Preferred dividends	$58,817	$107,882	$(49,065)	(45)%
Percent of total revenue	1%	2%

Preferred dividends accrued on the Company’s Preferred Stock was $58,817 for the three months ended September 30, 2025 and $107,882 for the three months ended September 30, 2024. Dividends decreased due to the redemption and retirement of Preferred Stock since the inception of the redemption plan that commenced in fiscal 2024. Although no assurances can be given, the Company announced that it intends to redeem all of the Series B and B-1 Preferred on or before December 2026. Since inception, a total of 571,772 shares of Preferred Stock, including Series B and Series B-1 Preferred, at the redemption price of $10.70 per share, have been redeemed for a total of $6,117,960. There is a total of $2.85 million of Preferred Stock remaining to be redeemed.

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

	As of		Variance
	September 30,	June 30,
	2025	2025	Dollars	Percent
Cash and cash equivalents	$28,794,806	$28,568,805	$226,001	1%

We have historically funded our operations with cash from operations, equity financings, and borrowings from our existing line of credit with U.S. Bank N.A. (the “Bank”), which was revised on October 6, 2021, and again in 2022. In March 2024, given our strong financial position, we terminated the credit facility with the Bank.

Cash was $28,794,806 and $28,568,805 at September 30, 2025 and June 30, 2025, respectively. This 1% increase is primarily the result of higher revenue and the corresponding cash receipts from customers who in many cases are required to pay annual subscriptions in advance generating higher cash balances in advance of higher revenue. It also includes higher earnings associated with a growing cash balance and the resulting interest income.

Net Cash Flows from Operating Activities

	Three Months Ended
	September 30,		Variance
	2025	2024	Dollars	Percent
Cash provided by operating activities	$1,538,447	$1,868,900	$(330,453)	(18)%

Net cash provided by operating activities is summarized as follows:

	Three Months Ended
	September 30,
	2025	2024
Net income	$1,819,529	$1,665,155
Noncash expense and income, net	569,769	545,832
Net changes in operating assets and liabilities	(850,851)	(342,087)
	$1,538,447	$1,868,900

Net cash provided by operating activities for the three months ended September 30, 2025 was $1,538,447 compared to net cash provided by operating activities of $1,868,900 for the three months ended September 30, 2024. Net cash provided by operating activities decreased 18% due principally to an increase in accounts receivable due to longer term contracts and an increase in prepaid expense and other assets. Noncash expense in the quarter increased by $23,937 in the three months ended September 30, 2025, compared to three months ended September 30, 2024 as a result of additional bad debt expense.

Net Cash Flows from Investing Activities

	Three Months Ended
	September 30,		Variance
	2025	2024	Dollars	Percent
Cash provided by (used in) investing activities	$(20,359)	$34,086	$(54,445)	160%

Net cash used in investing activities for the three months ended September 30, 2025 was $20,359 compared to net cash provided by investing activities of $34,086 for the three months ended September 30, 2024. This decrease in cash provided by investing activities for the three months ended September 30, 2025 was due the purchase of fixed assets and realized loss on certain marketable securities.

Net Cash Flows from Financing Activities

	Three Months Ended
	September 30,		Variance
	2025	2024	Dollars	Percent
Cash used in financing activities	$(1,292,087)	$(1,266,642)	$25,445	2%

Net cash used in financing activities totaled $1,292,087 for the three months ended September 30, 2025, compared to cash used in financing activities of $1,266,642 for the three months ended September 30, 2024. The increase in net cash used in financing activities is due to an increase in our buyback of Common Stock and by the continued redemption of Preferred Stock during the period.

Liquidity and Working Capital

At September 30, 2025, the Company had positive working capital of $28,899,777 as compared with positive working capital of $28,154,682 at June 30, 2025. This $745,095 increase in working capital is primarily due to an increase in prepaid expense, other current assets and accounts receivables offset by a decrease in contract assets and an increase in accrued liabilities offset by a decrease in deferred revenue. Cash and cash equivalents also increased due to cash receipts from customers in all lines of business which include compliance, supply chain and traceability who in most cases pay annually in advance for their subscription.

	As of	As of	Variance
	September 30,	June 30,
	2025	2025	Dollars	Percent
Current assets	$34,114,277	$33,685,800	$428,477	1%

Current assets totaled $34,114,277 as of September 30, 2025, as compared to $33,685,800 as of June 30, 2025. The increase in current assets is primarily attributable to the increase in cash and contract assets offset by an increase of accounts receivables.

	As of	As of	Variance
	September 30,	June 30,
	2025	2025	Change	Percent
Current liabilities	$5,214,500	$5,531,118	$(316,618)	(6)%

Current ratio	6.45	6.09

Current liabilities totaled $5,214,500 as of September 30, 2025 as compared to $5,531,118 as of June 30, 2025. The decrease in current liabilities is primarily attributable to the decrease in deferred revenue offset partially by the increase in accounts payable and accrued liabilities. As of September 30, 2025, the Company had zero bank debt.

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

On April 28, 2023, the Company and the Bank executed an amendment to the Credit Agreement (the “Amendment”), with an effective date of March 31, 2023. The Amendment sets forth that (1) the Company will increase its liquidity requirement from $10 million to $12 million, which the Company currently maintains over $22 million in cash and a current ratio of over 6:1, and (2) draws on the facility accrue interest at the annual rate, equal to 1.75% plus the one-month SOFR rate, instead of the previous LIBOR rate. As of March 31, 2024, the balance of the facility was zero. The Company had zero bank debt at September 30, 2025.

On March 15, 2024, given its strong financial position, the Company chose not to renew the Revolving Credit Agreement.  There were no amounts due at the time of renewal.

While no assurances can be given, management currently believes that the Company will continue to increase its cash flow from operations and working capital position in subsequent periods. The Company’s increase in anticipated cash flow from operations and working capital position is expected to be offset by the use of cash required to fund:

1.

Quarterly Cash Dividend: In September 2022, the Company's Board of Directors first declared a quarterly cash dividend of $0.015 per share ($0.06 per year). In November 2023, the Board approved a 10% increase in the quarterly cash dividend, to $0.066 cents per share annually, or $0.0165 cents per share quarterly, commencing with the December 2023 dividend. In September 2024, the Board again declared a 10% increase in the quarterly dividend of $0.01815 per quarter ($0.0726 per share annually) to shareholders of record on December 31, 2024 payable on or about February 14, 2025. In June 2025, the Board declared a 10% increase in the quarterly dividend to shareholders of record as of September 30, 2025, or a dividend of $0.01 per quarter ($0.08 annually), payable on or about November 14, 2025. This represents the third 10% increase in the Company's dividend since the dividend was established in September 2022. Subsequent dividends will be paid within 45 days of each fiscal quarter end.

2.

Preferred Stock Redemption: Since inception, a total of 571,772 shares of Preferred Stock, including Series B and Series B-1 Preferred, have been redeemed at the redemption price of $10.70 per share for a total of $6,117,960. There is a total of $2.85 million of Preferred Stock remaining to be redeemed.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenue, and results of operation, liquidity or capital expenditures.

Contractual Obligations

Total contractual obligations and commercial commitments as of September 30, 2025 are summarized in the following table:

Financing
Leases
Less than 1 Year	$252,780
1-3 Years	232,318
Total lease payments	485,098
Less imputed interest	(27,794)
Total	$457,304

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

See Note 2 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Report for a full description of the impact of the adoption of new accounting standards on our financial statements. Following the adoption of this guidance, the revenue recognition for our sales arrangements remained materially consistent with our historical practice and there have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

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

Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. At September 30, 2025, our debt portfolio was composed of only capital leases. The effective APR fixed is 4.55%. We depreciate our total lease obligations on a three-year straight-line basis.  The total cost is less than $400,000.

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2025:

		Weighted
	Aggregate	Average
Cash:	Fair Value	Interest Rate
Cash	$28,794,806	4.71%

ITEM 4.	CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2025 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There are no risk factors identified by the Company in addition to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

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

REPOSITRAK, INC.

Date: November 13, 2025	By:	/s/ Randall K. Fields
Randall K. Fields
Chair of the Board and Chief Executive Officer (Principal Executive Officer)

REPOSITRAK, INC.

Date: November 13, 2025	By:	/s/ John R. Merrill
John R. Merrill
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)