Form 10-Q
period 2025-12-31
ReposiTrak, Inc.
filed 2026-02-17
CIK 50471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to .

Commission File Number 001-34941

REPOSITRAK, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of February 17, 2026, 18,203,410 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

REPOSITRAK, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPOSITRAK, INC.

Consolidated Condensed Balance Sheets (Unaudited)

	December 31,	June 30,
	2025	2025
Assets
Current Assets
Cash	$28,706,493	$28,568,805
Receivables, net of allowance for doubtful accounts of $247,545 and $242,437 at December 31, 2025 and June 30, 2025, respectively	4,853,895	4,133,026
Contract asset – unbilled current portion	481,908	428,585
Prepaid expense and other current assets	927,600	555,384
Total Current Assets	34,969,896	33,685,800

Property and equipment, net	430,887	602,172

Other Assets:
Deposits and other assets	22,414	22,414
Prepaid expense – less current portion	4,404	6,568
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	-	128,207
Total Other Assets	20,910,704	21,041,075

Total Assets	$56,311,487	$55,329,047

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$189,226	$282,146
Accrued liabilities	2,351,560	1,841,839
Contract liability – deferred revenue	3,646,520	3,175,908
Notes payable and financing leases – current	233,401	231,225
Total current liabilities	6,420,707	5,531,118

Long-term liabilities
Notes payable and financing leases – less current portion	170,442	278,748
Total liabilities	6,591,149	5,809,866

Commitments and contingencies

Stockholders’ equity:
Preferred Stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 195,912 and 336,098 shares issued and outstanding at December 31, 2025 and June 30, 2025, respectively	1,959	3,361
Common Stock, $0.01 par value, 50,000,000 shares authorized; 18,211,681 and 18,282,805 and issued and outstanding at December 31, 2025 and June 30, 2025, respectively	182,119	182,830
Additional paid-in capital	59,819,578	62,181,156
Accumulated other comprehensive loss	(19,845)	(11,256)
Accumulated deficit	(10,263,473)	(12,836,910)
Total stockholders’ equity	49,720,338	49,519,181
Total liabilities and stockholders’ equity	$56,311,487	$55,329,047

See accompanying notes to consolidated condensed financial statements.

REPOSITRAK, INC.

Consolidated Condensed Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Revenue	$5,856,811	$5,490,908	$11,828,278	$10,932,050

Operating expense:
Cost of revenue and product support	853,744	1,002,556	1,707,896	1,861,775
Sales and marketing	1,494,342	1,455,036	3,101,811	2,984,136
General and administrative	1,467,862	1,376,553	2,840,089	2,669,104
Depreciation and amortization	223,930	304,712	467,676	584,923
Total operating expense	4,039,878	4,138,857	8,117,472	8,099,938

Income from operations	1,816,933	1,352,051	3,710,806	2,832,112

Other income (expense):
Interest income	397,493	354,633	760,902	704,166
Interest expense	(9,412)	(12,033)	(20,739)	(22,205)
Realized gain (loss) on short term investments	-	-	(20,246)	-
Unrealized gain (loss) on short term investments	(68,974)	8,534	(25,155)	4,267
Income before income taxes	2,136,040	1,703,185	4,405,568	3,518,340

(Provision) for income taxes:	(450,000)	(152,105)	(899,999)	(302,105)
Net income	1,686,040	1,551,080	3,505,569	3,216,235

Dividends on preferred stock	(46,551)	(95,616)	(105,368)	(203,498)

Net income applicable to common shareholders	$1,639,489	$1,455,464	$3,400,201	$3,012,737

Weighted average shares, basic	18,269,000	18,254,000	18,279,000	18,249,000
Weighted average shares, diluted	19,053,000	19,143,000	19,094,000	19,122,000
Basic income per share	$0.09	$0.08	$0.19	$0.17
Diluted income per share	$0.09	$0.08	$0.18	$0.16
Comprehensive income:
Net income	$1,686,040	$1,551,080	$3,505,569	$3,216,235
Other comprehensive gain:
Unrealized gain (loss) on available-for-sale securities	20	(15,217)	(8,589)	18,869
Total comprehensive income	$1,686,060	$1,535,863	$3,496,980	$3,235,104

See accompanying notes to consolidated condensed financial statements.

REPOSITRAK, INC.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net income	$3,505,569	$3,216,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	467,676	584,923
Amortization of operating right of use asset	-	31,352
Stock compensation expense	257,056	202,987
Bad debt expense	450,000	300,000
(Increase) decrease in:
Accounts receivables	(1,224,192)	(460,270)
Long-term receivables, prepaids and other assets	(526,487)	(54,102)
Increase (decrease) in:
Accounts payable	(92,920)	26,786
Operating lease liability	-	(31,218)
Accrued liabilities	469,358	(207,036)
Deferred revenue	470,612	1,718,973
Net cash provided by operating activities	3,776,672	5,328,630

Cash flows from investing activities:
Purchase of property and equipment	(11,749)	-
Sale (purchase) of marketable securities	(8,589)	18,869
Net cash provided by (used in) investing activities	(20,338)	18,869

Cash flows from financing activities:
Common Stock buyback/retirement	(1,248,593)	(100,016)
Redemption of Series B Preferred	(1,499,990)	(1,499,980)
Proceeds from exercise of warrants	-	79,120
Proceeds from employee stock plan	63,479	64,352
Dividends paid	(827,412)	(831,898)
Payments on notes payable and capital leases	(106,130)	(171,541)
Net cash used in financing activities	(3,618,646)	(2,459,963)

Net increase (decrease) in cash and cash equivalents	137,688	2,887,536

Cash and cash equivalents at beginning of period	28,568,805	25,153,862
Cash and cash equivalents at end of period	$28,706,493	$28,041,398

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$708,943	$375,119
Cash paid for interest	$7,430	$4,832
Cash paid for operating leases	$-	$37,371

Supplemental disclosure of non-cash investing and financing activities:
Common stock to pay accrued liabilities	$223,144	$137,440
Dividends accrued on preferred stock	$105,368	$203,498
Right-of-use asset	$-	$654,444

See accompanying notes to consolidated condensed financial statements.

REPOSITRAK, INC.

Consolidated Condensed Statements of Stockholders’ Equity (Deficit) (Unaudited)

Six months Ended December 31, 2025

							Accumulated
	Series B				Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Gain/Loss	Total

Balance, June 30, 2025	336,098	$3,361	18,282,805	$182,830	$62,181,156	$(12,836,910)	$(11,256)	$49,519,181
Stock issued for:
Accrued compensation	-	-	6,241	62	99,937	-	-	99,999
Employee stock plan	-	-	3,573	36	63,443	-	-	63,479
Stock buyback	-	-	(8,715)	(87)	(149,898)	-	-	(149,985)
Preferred Stock redemption	(70,093)	(701)	-	-	(700,229)	(49,065)	-	(749,995)
Preferred Dividends-Declared	-	-	-	-	-	(58,817)	-	(58,817)
Common Stock Dividends-Declared	-	-	-	-	-	(365,038)	-	(365,038)
Net income	-	-	-	-	-	1,819,529	-	1,819,529
Other comprehensive gain (loss)	-	-	-	-	-	-	(8,609)	(8,609)
Balance, September 30, 2025	266,005	$2,660	18,283,904	$182,841	$61,494,409	$(11,490,301)	$(19,865)	$50,169,744
Stock issued for:
Accrued compensation	-	-	7,704	77	123,207	-	-	123,284
Employee stock plan	-	-	-	-	-	-	-	-
Stock buyback	-	-	(79,927)	(799)	(1,097,809)	-	-	(1,098,608)
Preferred Stock redemption	(70,093)	(701)	-	-	(700,229)	(49,065)	-	(749,995)
Preferred Dividends-Declared	-	-	-	-	-	(46,551)	-	(46,551)
Common Stock Dividends-Declared	-	-	-	-	-	(363,596)	-	(363,596)
Net income	-	-	-	-	-	1,686,040	-	1,686,040
Other comprehensive loss	-	-	-	-	-	-	20	20
Balance, December 31, 2025	195,912	$1,959	18,211,681	$182,119	$59,819,578	$(10,263,473)	$(19,845)	$49,720,338

Six months Ended December 31, 2024

							Accumulated
	Series B				Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Gain/Loss	Total

Balance, June 30, 2024	616,470	$6,165	18,234,893	$182,351	$64,655,902	$(17,962,410)	$(27,390)	$46,854,618
Stock issued for:
Accrued compensation	-	-	5,705	57	69,928	-	-	69,985
Employee stock plan	-	-	5,492	55	59,797	-	-	59,852
Stock buyback	-	-	-	-	-	-	-	-
Preferred Stock redemption	(70,093)	(701)	-	-	(700,229)	(49,065)	-	(749,995)
Preferred Dividends-Declared	-	-	-	-	-	(107,882)	-	(107,882)
Common Stock Dividends-Declared	-	-	-	-	-	(301,060)	-	(301,060)
Net income	-	-	-	-	-	1,665,155	-	1,665,155
Other comprehensive gain (loss)	-	-	-	-	-	-	34,086	34,086
Balance, September 30, 2024	546,377	$5,464	18,246,090	$182,463	$64,085,398	$(16,755,262)	$6,696	$47,524,759
Stock issued for:
Accrued compensation	-	-	6,980	70	67,430	-	-	67,500
Employee stock plan	-	-	414	4	4,496	-	-	4,500
Stock buyback	-	-	(4,074)	(40)	(99,976)	-	-	(100,016)
Exercise of warrants	-	-	7,912	79	79,041	-	-	79,120
Preferred Stock redemption	(70,093)	(701)	-	-	(700,229)	(49,055)	-	(749,985)
Preferred Dividends-Declared	-	-	-	-	-	(95,616)	-	(95,616)
Common Stock Dividends-Declared	-	-	-	-	-	(331,371)	-	(331,371)
Net income	-	-	-	-	-	1,551,080	-	1,551,080
Other comprehensive loss	-	-	-	-	-	-	(15,217)	(15,217)
Balance, December 31, 2024	476,284	$4,763	18,257,322	$182,576	$63,436,160	$(15,680,224)	$(8,521)	$47,934,754

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

Basis of Financial Statement Presentation

The interim financial information of the Company as of December 31, 2025 and for the three and six months ended December 31, 2025 is unaudited, and the balance sheet as of  June 30, 2025 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. GAAP. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2025. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended December 31, 2025 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2025.

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

	Contract
	assets
Balance – June 30, 2025	$428,585
Revenue recognized during the period but not billed	413,158
Amounts reclassified to accounts receivable	(203,399)
Other	(156,436)
Balance – December 31, 2025	$481,908	(1)

(1)	Contract asset balances for December 31, 2025 include a current and a long-term contract asset of $481,908 and $0, respectively.

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

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period:

Contract
liability
Balance – June 30, 2025	$3,175,908
Amounts billed but not recognized as revenue	3,256,522
Revenue recognized related to the opening balance of deferred revenue	(2,785,910)
Balance – December 31, 2025	$3,646,520

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

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by contract-type. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market, and other economic factors:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Recurring revenue – subscription and support services	$5,715,651	$5,380,130	$11,657,118	$10,733,947
Non-recurring revenue – setup and training services	141,160	110,778	171,160	198,103
Total revenue	$5,856,811	$5,490,908	$11,828,278	$10,932,050

Earnings Per Share

Basic net income per share of our common stock, $0.01 par value (“Common Stock”) (“Basic EPS”), excludes dilution and is computed by dividing net income applicable to common shareholders by the weighted average number of Common Stock outstanding during the period. Diluted net income per share of Common Stock (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue shares of Common Stock were exercised or converted into Common Stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per share of Common Stock.

For the three and six months ended December 31, 2025 and 2024, warrants to purchase shares of our Common Stock at an exercise price of $10.00 per share were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average price of Common Stock for the quarter.

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Numerator
Net income applicable to common shareholders	$1,639,489	$1,455,464	$3,400,201	$3,012,737

Denominator
Weighted average common shares outstanding, basic	18,269,000	18,254,000	18,279,000	18,249,000
Warrants to purchase Common Stock	784,000	889,000	815,000	873,000
Weighted average common shares outstanding, diluted	19,053,000	19,143,000	19,094,000	19,122,000

Net income per share
Basic	$0.09	$0.08	$0.19	$0.17
Diluted	$0.09	$0.08	$0.18	$0.16

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications have no impact on the previously reported results.

NOTE 3.	EQUITY

		Weighted
		Average
		Grant Date
	Restricted	Fair Value
Restricted Stock Units	Stock Units	($/share)

Outstanding at June 30, 2025	827,523	$5.45
Granted	-	-
Vested and issued	(4,504)	12.39
Forfeited	-	-
Outstanding at December 31, 2025	823,019	$5.41

As of December 31, 2025, there were no restricted stock units outstanding that had vested but for which shares of Common Stock had not yet been issued pursuant to the terms of the applicable agreement.

As of December 31, 2025, there was approximately $4.5 million of unrecognized stock-based compensation obligations under our equity compensation plans. The stock-based compensation obligation is in connection with certain employment agreements which have a deferral option at the Board’s discretion. At the end of the deferral period, the stock-based compensation expense associated with the obligation is expected to be recognized on a straight-line basis over a period of three years.

Warrants

Outstanding warrants were issued in connection with private placements of the Company’s Common Stock and with the restructuring of the Series B Preferred that occurred in March of 2018. The following table summarizes information about fixed stock warrants outstanding at December 31, 2025:

Warrants Outstanding				Warrants Exercisable
at December 31, 2025				at December 31, 2025
		Weighted
		average
Range of		remaining	Weighted		Weighted
exercise	Number	contractual	average	Number	average
prices	Outstanding	life (years)	exercise price	exercisable	exercise price
$4.00	1,085,068	0.10	$4.00	1,085,068	$4.00
$10.00	15,825	0.07	$10.00	15,825	$10.00
	1,100,893	0.10	$4.09	1,100,893	$4.09

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

The Company fully redeemed the Series B-1 Preferred during fiscal 2024. On December 9, 2024, the Company filed a Withdrawal of Certificate of Designation with the Secretary of State of the State of Nevada and terminated the designation of the Series B-1 Preferred.

During the six months ended December 31, 2025, 140,186 shares of Series B Preferred were redeemed. The following table provides information about the redemption and retirement of the Series B Preferred during the year ended June 30, 2025 and six months ended December 31, 2025:

	Series B Preferred
			Dollars	Remaining
			Expended	Amount
	Total		by Period	Available
	Number of		under the	for Future
	Shares	Price Paid	Preferred	Preferred
Period (1)	Redeemed	Per Share	Redemption	Redemption
July 1, 2024 – September 30, 2024:	70,093	$10.70	$749,995	$5,846,234
October 1, 2024 – December 31, 2024:	70,093	$10.70	$749,995	$5,096,239
January 1, 2025 – March 31, 2025:	70,093	$10.70	$749,995	$4,346,244
April 1, 2025 – June 30, 2025:	70,093	$10.70	$749,995	$3,596,249
Total	280,372		$2,999,980	$3,596,249

July 1, 2025 – September 30, 2025:	70,093	$10.70	$749,995	$2,846,254
October 1, 2025 – December 31, 2025:	70,093	$10.70	$749,995	$2,096,259
Total	140,186		$1,499,990	$2,096,259

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

As of December 31, 2025, a total of 195,912 shares of Series B Preferred and zero shares of Series B-1 Preferred were issued and outstanding. Since inception, a total of 641,865 Preferred shares, including Series B and Series B-1, at the redemption price of $10.70 per share have been redeemed for a total of $6,867,956. The remaining amount available for future Preferred redemption is $2,096,259.

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

Since inception of the Share Repurchase Program through  December 31, 2025 a total of $21.0 million in shares of Common Stock have been approved for repurchase under the Share Repurchase Program, and 2,220,026 shares of Common Stock have been repurchased at an average purchase price of $6.52, resulting in $6,543,580 remaining available to repurchase under the current Share Repurchase Program. From time-to-time, our Board of Directors may authorize further increases to our Share Repurchase Program. In addition, the Share Repurchase Program may also be suspended for periods of time or discontinued at any time, at the Board’s discretion.

The following table provides information about repurchases of our Common Stock registered pursuant to Section 12 of the Exchange Act, during the year ended June 30, 2025 and six months ended December 31, 2025:

				Remaining
				Amount
				Available
			Dollars	for Future
	Total		Expended	Share
	Number		by Period	Repurchases
	of Shares	Average	Under the	Under the
	Purchased	Price Paid	Plans or	Plans or
Period (1)	by Period	Per Share	Programs	Programs
Year Ended June 30, 2025:
July 1, 2024 – September 30, 2024:	-	$-	$-	$7,992,206
October 1, 2024 – December 31, 2024:	4,074	$24.55	$100,016	$7,892,190
January 1, 2025 – March 31, 2025:	-	$-	$-	$7,892,190
April 1, 2025 – June 30, 2025:	4,607	$21.71	$100,017	$7,792,173

Six Months Ended December 31, 2025:
July 1, 2025 – September 30, 2025:	8,715	$17.21	$149,985	$7,642,188
October 1, 2025 – December 31, 2025:	79,927	$13.75	$1,098,608	$6,543,580

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

NOTE 4.	RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2025, the Company continued to be a party to a service agreement (the “Service Agreement”) with Riverview Financial Corp ("Riverview"). Riverview was the sole shareholder of Fields Management, Inc. (“FMI”) which was merged into Riverview and Riverview became party to the Service Agreement by assumption of the Service Agreement. Riverview, like FMI prior to the merger, provided certain executive management services to the Company, including designating Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields, Riverview’s designated executive, who also serves as the Company’s Chair of the Board of Directors, controls Riverview. During the six months ended December 31, 2025 and 2024, the Company paid Riverview $556,516 and $512,808 respectively, in connection with the Service Agreement. The Company had no payables to Riverview under the Service Agreement as of December 31, 2025 or June 30, 2025.

During the six months ended December 31, 2025, the Company redeemed and retired and aggregate of $1,499,990 in Series B Preferred from Mr. Randall K. Fields, affiliates of Mr. Fields, and Robert W. Allen. During the year ended  June 30, 2025, the Company redeemed and retired and aggregate of $2,937,749 in Series B Preferred from Mr. Randall K. Fields, affiliates of Mr. Fields, and Robert W. Allen. During the year ended  June 30, 2024, the Company redeemed and retired an aggregate of $95,284 in Series B Preferred and $2,272,701 in Series B-1 Preferred from Mr. Randall K. Fields, affiliates of Mr. Fields, and Robert W. Allen. Mr. Allen is a director of the Company.

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

On February 11, 2026, the Company's Board of Directors approved the modification to extend the expiration dates of the Company’s existing January 26, 2026 and February 5, 2026 warrants by an additional two years, co-terminating March 31, 2028. The exercise price of $4.00 and $10.00 remains unchanged.

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

Recent Developments

Dividend Payment

On December 19, 2025, The Company's Board of Directors declared a quarterly cash dividend of $0.02 per share ($0.08 per year), payable on or about February 13, 2026 to shareholders of record as of December 31, 2025. Based on the closing prices on December 31, 2025, this represented an annual dividend yield of approximately 0.65%. Subsequent dividends will be paid within 45 days of each fiscal quarter end.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2025 to the Three Months Ended December 31, 2024.

Revenue

	Fiscal Quarter Ended
	December 31,		Variance
	2025	2024	Dollars	Percent
Revenue	$5,856,811	$5,490,908	$365,903	7%

Revenue was $5,856,811 and $5,490,908 for the three months ended December 31, 2025 and 2024, respectively, a 7% increase year-over-year. The increase in revenue was due to growth in recurring subscription revenue in all lines of business. These include compliance, supply chain and traceability. Growth in traceability is the result of growing industry and consumer response to food contaminations and food safety hazards, whether biological, chemical, physical, or allergenic. The risks have elevated regulatory requirements, documentation requisites, and principally has resulted in tighter mandates from the retailers to its suppliers. As more and more retailers, wholesalers and distributors mandate their requirements to suppliers, the Company continues to see a corresponding rise in demand for its services.

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

Cost of Services and Product Support

	Fiscal Quarter Ended
	December 31,		Variance
	2025	2024	Dollars	Percent
Cost of services and product support	$853,744	$1,002,556	$(148,812)	(15)%
Percent of total revenue	15%	18%

Cost of services and product support was $853,744 and $1,002,556 for the three months ended December 31, 2025 and 2024, respectively, a 15% decrease. This $148,812 decrease is primarily the result of certain development costs to be capitalized as part of significant enhancements being developed to our current platform of services as well as several new software programs to be released at a future date. The demand in traceability has required additional development of software used on the ReposiTrak platform in order to accurately meet the complex requirements of FSMA 204 in addition to further accelerate the systematic onboarding of customers with little if any human intervention.

Sales and Marketing Expense

	Fiscal Quarter Ended
	December 31,		Variance
	2025	2024	Dollars	Percent
Sales and marketing	$1,494,342	$1,455,036	$39,306	3%
Percent of total revenue	26%	26%

Sales and marketing expense was $1,494,342 and $1,455,036 for the three months ended December 31, 2025 and 2024, respectively, a 3% increase. The increase in sales and marketing expense was primarily the result of higher sales commissions, travel expense, and investment in marketing for our suite of services. The increase in sales and marketing expense resulted from an increase in commissions paid due to higher sales and FSMA 204 traceability awareness marketing. We believe the uptick in marketing spending, excluding commissions and other variable costs due to higher sales, will flatten over time as awareness of the traceability regulatory deadline approaches and the industry continues to mandate early adoption.

General and Administrative Expense

	Fiscal Quarter Ended
	December 31,		Variance
	2025	2024	Dollars	Percent
General and administrative	$1,467,862	$1,376,553	$91,309	7%
Percent of total revenue	25%	25%

General and administrative expense was $1,467,862 and $1,376,553 for the three months ended December 31, 2025 and 2024, respectively, a 7% increase. The increase in general and administrative expense was primarily due to higher employee benefit costs, general liability insurance, increases in D&O insurance due to a higher market cap, and higher payroll taxes due to an increase in commissions and other benefit programs.

Depreciation and Amortization Expense

	Fiscal Quarter Ended
	December 31,		Variance
	2025	2024	Dollars	Percent
Depreciation and amortization	$223,930	$304,712	$(80,782)	(27)%
Percent of total revenue	4%	6%

Depreciation and amortization expense was $223,930 and $304,712 for the three months ended December 31, 2025 and 2024, respectively, a decrease of 27%. The decrease was due to certain leased assets obtained with financing arrangements becoming fully amortized.

Other Income and Expense

	Fiscal Quarter Ended
	December 31,		Variance
	2025	2024	Dollars	Percent
Net other income (expense)	$319,107	$351,134	$(32,027)	(9)%
Percent of total revenue	5%	6%

Net other income was $319,107 for the three months ended December 31, 2025, compared to net other income of $351,134 for the three months ended December 31, 2024. Other income decreased due to unrealized losses on certain investments offset by an increase in interest income attributable to earnings on fixed income instruments as a result in higher cash balances. In September 2024, the Federal Reserve began cutting interest rates, which reductions make it unlikely the Company will be able to maintain the same interest income on its existing cash balances without taking additional credit risk or increasing the total amount of cash held for investment.

Preferred Dividends

	Fiscal Quarter Ended
	December 31,		Variance
	2025	2024	Dollars	Percent
Preferred dividends	$46,551	$95,616	$(49,065)	(51)%
Percent of total revenue	1%	2%

Preferred dividends accrued on the Company’s Preferred Stock was $46,551 for the three months ended December 31, 2025 and $95,616 for the three months ended December 31, 2024. Dividends decreased due to the redemption and retirement of Preferred Stock since the inception of the redemption plan that commenced in fiscal 2024. Although no assurances can be given, the Company announced that it intends to redeem all of the Series B and B-1 Preferred on or before December 2026. Since inception, a total of 641,865 shares of Preferred Stock, including Series B and Series B-1 Preferred, at the redemption price of $10.70 per share, have been redeemed for a total of $6,867,956. The Company fully redeemed the Series B-1 Preferred during fiscal 2024. There is a total of $2.10 million of Series B Preferred remaining to be redeemed.

Comparison of the Six Months Ended December 31, 2025 to the Six Months Ended December 31, 2024.

Revenue

	Six Months Ended
	December 31,		Variance
	2025	2024	Dollars	Percent
Revenue	$11,828,278	$10,932,050	$896,228	8%

Revenue was $11,828,278 and $10,932,050 for the six months ended December 31, 2025 and 2024, respectively, an 8% increase year-over-year. The increase in revenue was due to growth in recurring subscription revenue in all lines of business. These include compliance, supply chain and traceability. Growth in traceability is the result of growing industry and consumer response to food contaminations and food safety hazards, whether biological, chemical, physical, or allergenic. The risks have elevated regulatory requirements, documentation requisites, and principally has resulted in tighter mandates from the retailers to its suppliers. As more and more retailers, wholesalers and distributors mandate their requirements to suppliers, the Company continues to see a corresponding rise in demand for its services.

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

Cost of Services and Product Support

	Six Months Ended
	December 31,		Variance
	2025	2024	Dollars	Percent
Cost of services and product support	$1,707,896	$1,861,775	$(153,879)	(8)%
Percent of total revenue	14%	17%

Cost of services and product support was $1,707,896 and $1,861,775 for the six months ended December 31, 2025 and 2024, respectively, an 8% decrease. This $153,879 decrease is primarily the result of certain development costs capitalized as part of significant enhancements being developed to our current platform of services as well as several new software programs to be released at a future date. The demand in traceability has required additional development of software used on the ReposiTrak platform in order to accurately meet the complex requirements of FSMA 204 in addition to further accelerate the systematic onboarding of customers with little if any human intervention.

Sales and Marketing Expense

	Six Months Ended
	December 31,		Variance
	2025	2024	Dollars	Percent
Sales and marketing	$3,101,811	$2,984,136	$117,675	4%
Percent of total revenue	26%	27%

Sales and marketing expense was $3,101,811 and $2,984,136 for the six months ended December 31, 2025 and 2024, respectively, a 4% increase. The increase in sales and marketing expense was primarily the result of higher sales commissions, travel expense, and investment in marketing for our suite of services. The increase in sales and marketing expense resulted from increased commissions paid due to higher sales and FSMA 204 traceability awareness marketing. We believe the uptick in marketing spending, excluding commissions and other variable costs due to higher sales, will flatten as awareness of the traceability regulatory deadline approaches and the industry continues to mandate early adoption.

General and Administrative Expense

	Six Months Ended
	December 31,		Variance
	2025	2024	Dollars	Percent
General and administrative	$2,840,089	$2,669,104	$170,985	6%
Percent of total revenue	24%	24%

General and administrative expense was $2,840,089 and $2,669,104 for the six months ended December 31, 2025 and 2024, respectively, a 6% increase. The increase in general and administrative expense was primarily due to higher employee benefit costs, general liability insurance, increases in D&O insurance due to a higher market cap, and higher payroll taxes due to an increase in commissions and other benefit programs.

Depreciation and Amortization Expense

	Six Months Ended
	December 31,		Variance
	2025	2024	Dollars	Percent
Depreciation and amortization	$467,676	$584,923	$(117,247)	(20)%
Percent of total revenue	4%	5%

Depreciation and amortization expense was $467,676 and $584,923 for the six months ended December 31, 2025 and 2024, respectively, a decrease of 20%. The decrease was due to certain leased assets obtained with financing arrangements becoming fully amortized.

Other Income and Expense

	Six Months Ended
	December 31,		Variance
	2025	2024	Dollars	Percent
Net other income (expense)	$694,762	$686,228	$8,534	1%
Percent of total revenue	6%	6%

Net other income was $694,762 for the six months ended December 31, 2025, compared to net other income of $686,228 for the six months ended December 31, 2024. Other income increased due to an increase in interest income attributable to earnings on fixed income instruments as a result in higher cash balances.  In September 2024, the Federal Reserve began cutting interest rates, which reductions make it unlikely the Company will be able to maintain the same interest income on its existing cash balances without taking additional credit risk or increasing the total amount of cash held for investment.

Preferred Dividends

	Six Months Ended
	December 31,		Variance
	2025	2024	Dollars	Percent
Preferred dividends	$105,368	$203,498	$(98,130)	(48)%
Percent of total revenue	1%	2%

Preferred dividends accrued on the Company’s Preferred Stock was $105,368 for the six months ended December 31, 2025 and $203,498 for the six months ended December 31, 2024. Dividends decreased due to the redemption and retirement of Preferred Stock since the inception of the redemption plan that commenced in fiscal 2024. Although no assurances can be given, the Company announced that it intends to redeem all of the Series B and B-1 Preferred on or before December 2026. Since inception, a total of 641,865 shares of Preferred Stock, including Series B and Series B-1 Preferred, at the redemption price of $10.70 per share, have been redeemed for a total of $6,867,956. The Company fully redeemed the Series B-1 Preferred during fiscal 2024. There is a total of $2.10 million of Series B Preferred remaining to be redeemed.

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

	As of		Variance
	December 31,	June 30,
	2025	2025	Dollars	Percent
Cash and cash equivalents	$28,706,493	$28,568,805	$137,688	0%

We have historically funded our operations with cash from operations, equity financings, and borrowings from our existing line of credit with U.S. Bank N.A. (the “Bank”), which was revised on October 6, 2021, and again in 2022. In March 2024, given our strong financial position, we terminated the credit facility with the Bank.

Cash was $28,706,493 and $28,568,805 at December 31, 2025 and June 30, 2025, respectively. This $137,688 increase is primarily the result of higher revenue and the corresponding cash receipts from customers who in many cases are required to pay annual subscriptions in advance generating higher cash balances in advance of higher revenue. It also includes higher earnings associated with a growing cash balance and the resulting interest income.

Net Cash Flows from Operating Activities

	Six Months Ended
	December 31,		Variance
	2025	2024	Dollars	Percent
Cash provided by operating activities	$3,776,672	$5,328,630	$(1,551,958)	(29)%

Net cash provided by operating activities is summarized as follows:

	Six Months Ended
	December 31,
	2025	2024
Net income	$3,505,569	$3,216,235
Noncash expense and income, net	1,174,732	1,119,262
Net changes in operating assets and liabilities	(903,629)	993,133
	$3,776,672	$5,328,630

Net cash provided by operating activities for the six months ended December 31, 2025 was $3,776,672 compared to net cash provided by operating activities of $5,328,630 for the six months ended December 31, 2024. Net cash provided by operating activities decreased 29% due principally to an increase in accounts receivable due to longer term contracts and an increase in prepaid expense and other assets. Noncash expense in the quarter increased by $55,470 in the six months ended December 31, 2025, compared to the six months ended December 31, 2024 as a result of additional bad debt expense and stock compensation expense partially offset by a decrease in depreciation and amortization expense.

Net Cash Flows from Investing Activities

	Six Months Ended
	December 31,		Variance
	2025	2024	Dollars	Percent
Cash provided by (used in) investing activities	$(20,338)	$18,869	$(39,207)	208%

Net cash used in investing activities for the six months ended December 31, 2025 was $20,338 compared to net cash provided by investing activities of $18,869 for the six months ended December 31, 2024. This decrease in cash provided by investing activities for the six months ended December 31, 2025 was due the purchase of fixed assets and certain marketable securities.

Net Cash Flows from Financing Activities

	Six Months Ended
	December 31,		Variance
	2025	2024	Dollars	Percent
Cash used in financing activities	$(3,618,646)	$(2,459,963)	$1,158,683	47%

Net cash used in financing activities totaled $3,618,646 for the six months ended December 31, 2025, compared to cash used in financing activities of $2,459,963 for the six months ended December 31, 2024. The increase in net cash used in financing activities is due to an increase in our buyback of Common Stock and by the continued redemption of Preferred Stock during the period.

Liquidity and Working Capital

At December 31, 2025, the Company had positive working capital of $28,549,189 as compared with positive working capital of $28,154,682 at June 30, 2025. This $394,507 increase in working capital is primarily due to an increase in prepaid expense, other current assets, accounts receivables, and contract assets offset by an increase in accrued liabilities and deferred revenue. Cash and cash equivalents also increased due to cash receipts from customers in all lines of business which include compliance, supply chain and traceability who in most cases pay annually in advance for their subscription.

	As of	As of	Variance
	December 31,	June 30,
	2025	2025	Dollars	Percent
Current assets	$34,969,896	$33,685,800	$1,284,096	4%

Current assets totaled $34,969,896 as of December 31, 2025, as compared to $33,685,800 as of June 30, 2025. The increase in current assets is primarily attributable to the increase in cash and cash equivalents, accounts receivable, contract assets, and prepaid expenses and other current assets.

	As of	As of	Variance
	December 31,	June 30,
	2025	2025	Change	Percent
Current liabilities	$6,420,707	$5,531,118	$889,589	16%

Current ratio	5.45	6.09

Current liabilities totaled $6,420,707 as of December 31, 2025 as compared to $5,531,118 as of June 30, 2025. The increase in current liabilities is primarily attributable to the increase in accrued liabilities and deferred revenue offset partially by the decrease in accounts payable. As of December 31, 2025, the Company had zero bank debt.

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

On April 28, 2023, the Company and the Bank executed an amendment to the Credit Agreement (the “Amendment”), with an effective date of March 31, 2023. The Amendment sets forth that (1) the Company will increase its liquidity requirement from $10 million to $12 million, which the Company currently maintains over $22 million in cash and a current ratio of over 6:1, and (2) draws on the facility accrue interest at the annual rate, equal to 1.75% plus the one-month SOFR rate, instead of the previous LIBOR rate. As of March 31, 2024, the balance of the facility was zero. The Company had zero bank debt at December 31, 2025.

On March 15, 2024, given its strong financial position, the Company chose not to renew the Revolving Credit Agreement.  There were no amounts due at the time of renewal.

While no assurances can be given, management currently believes that the Company will continue to increase its cash flow from operations and its working capital position in subsequent periods. The Company’s increase in anticipated cash flow from operations and working capital position is expected to be offset by the use of cash required to fund:

1.

Quarterly Cash Dividends: In September 2022, the Company's Board of Directors first declared a quarterly cash dividend of $0.015 per share ($0.06 per year). In November 2023, the Board approved a 10% increase in the quarterly cash dividend, to $0.066 cents per share annually, or $0.0165 cents per share quarterly, commencing with the December 2023 dividend. In September 2024, the Board again declared a 10% increase in the quarterly dividend of $0.01815 per quarter ($0.0726 per share annually) to shareholders of record on December 31, 2024 payable on or about February 14, 2025. In June 2025, the Board declared a 10% increase in the quarterly dividend to shareholders of record as of September 30, 2025, or a dividend of $0.01 per quarter ($0.08 annually), payable on or about November 14, 2025. This represents the third 10% increase in the Company's dividend since the dividend was established in September 2022. Subsequent dividends will be paid within 45 days of each fiscal quarter end.

2.	Preferred Stock Redemptions: Since inception, a total of 641,865 shares of Preferred Stock, including Series B and Series B-1 Preferred, have been redeemed at the redemption price of $10.70 per share for a total of $6,867,956 The Company fully redeemed the Series B-1 Preferred during fiscal 2024. There is a total of $2.10 million of Series B Preferred remaining to be redeemed.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenue, and results of operation, liquidity or capital expenditures.

Contractual Obligations

Total contractual obligations and commercial commitments as of December 31, 2025 are summarized in the following table:

Financing
Leases
Less than 1 Year	$250,609
1-3 Years	174,653
Total lease payments	425,262
Less imputed interest	(21,419)
Total	$403,843

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

Investments in debt and equity securities can be classified in three categories depending on the nature, timing and intent of the investment. As noted in ASC 320-10-25, each debt security acquired must be classified in one of the following three categories at the time of the purchase:

1.

Trade Securities – investments purchased with the intent of selling for an immediate profit. Trading securities are bought and held principally for the purpose of selling them in the near term and therefore held for only a short period of time. If the debt security is expected to be sold within hours or days, the security should be classified as a trading security. Trading securities generally reflect active and frequent buying and selling, with the objective of generating profits on short-term differences in price.

2.

Held-to-maturity – investments purchased with the positive intent and ability to hold the security to maturity. If a reporting entity’s intention is uncertain whether they will hold or can hold the security to maturity, then the security should be classified as available-for-sale and not classified as held-to-maturity.

3.

Available-for-Sale – investments in debt securities not classified as trading securities or as held-to-maturity securities. These investments are purchased with the intent of selling before the debt security reaches its maturity date, while at the same time, the intent isn’t to sell it for an immediate profit based on short-term differences in price.

The Company’s intention with purchasing publicly traded debt securities is not to be actively trading and managing the investments on a day-to-day basis to attempt to generate profits on short-term price differences; therefore, the Company will not classify its investment in debt securities as trading securities. The Company also is not intending to hold the investments until the investments mature. Instead, the intention is to invest excess cash in debt securities that will earn a greater rate of return than what a savings or money market account will pay. The Company views these investments as available to support operations, if needed, which creates uncertainty of whether the Company can hold the investments to maturity. Therefore, the investments would not qualify as held-to-maturity investments. Therefore, since the investments are neither trading securities, nor held-to-maturity per the definitions identified in ASC 320-10-25-1, the Company will classify its investments in individual corporate bonds or bond funds as an available-for-sale (“AFS”) investment.

Because the Company views these debt securities as available to support current operations, the Company will account for these debt securities as available-for-sale and classify them as current assets on its consolidated balance sheet within the cash line item.  The Company will classify marketable securities regardless of maturity as cash based upon the Company’s ability and intent to use any and all of those marketable securities to satisfy the liquidity needs of the Company’s current operations.

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

Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. At December 31, 2025, our debt portfolio was composed of only capital leases. The effective APR fixed is 4.55%. We depreciate our total lease obligations on a three-year straight-line basis.  The total cost is less than $400,000.

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, 2025:

		Weighted
	Aggregate	Average
Cash:	Fair Value	Interest Rate
Cash	$28,706,493	4.57%

ITEM 4.	CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2025 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

REPOSITRAK, INC.

Date: February 17, 2026	By:	/s/ Randall K. Fields
Randall K. Fields
Chair of the Board and Chief Executive Officer (Principal Executive Officer)

REPOSITRAK, INC.

Date: February 17, 2026	By:	/s/ John R. Merrill
John R. Merrill
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)