Form 10-Q
period 2026-03-31
ReposiTrak, Inc.
filed 2026-05-14
CIK 50471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to .

Commission File Number 001-34941

REPOSITRAK, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	37-1454128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of May 14, 2026, 18,173,565 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

REPOSITRAK, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPOSITRAK, INC.

Consolidated Condensed Balance Sheets (Unaudited)

	March 31,	June 30,
	2026	2025
Assets
Current Assets
Cash	$26,409,558	$28,568,805
Receivables, net of allowance for doubtful accounts of $264,517 and $242,437 at March 31, 2026 and June 30, 2025, respectively	5,101,465	4,133,026
Contract asset – unbilled current portion	454,408	428,585
Prepaid expense and other current assets	1,137,554	555,384
Total Current Assets	33,102,985	33,685,800

Property and equipment, net	362,973	602,172

Other Assets:
Notes receivable	3,000,000	-
Deposits and other assets	22,414	22,414
Prepaid expense – less current portion	3,453	6,568
Goodwill	20,883,886	20,883,886
Capitalized software costs, net	-	128,207
Total Other Assets	23,909,753	21,041,075

Total Assets	$57,375,711	$55,329,047

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$270,175	$282,146
Accrued liabilities	2,507,489	1,841,839
Contract liability – deferred revenue	3,754,750	3,175,908
Notes payable and financing leases – current	234,523	231,225
Total current liabilities	6,766,937	5,531,118

Long-term liabilities
Notes payable and financing leases – less current portion	114,939	278,748
Total liabilities	6,881,876	5,809,866

Commitments and contingencies

Stockholders’ equity:
Preferred Stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 160,865 and 336,098 shares issued and outstanding at March 31, 2026 and June 30, 2025, respectively	1,609	3,361
Common Stock, $0.01 par value, 50,000,000 shares authorized; 18,173,565 and 18,282,805 and issued and outstanding at March 31, 2026 and June 30, 2025, respectively	181,738	182,830
Additional paid-in capital	59,063,066	62,181,156
Accumulated other comprehensive loss	(51,173)	(11,256)
Accumulated deficit	(8,701,405)	(12,836,910)
Total stockholders’ equity	50,493,835	49,519,181
Total liabilities and stockholders’ equity	$57,375,711	$55,329,047

See accompanying notes to consolidated condensed financial statements.

REPOSITRAK, INC.

Consolidated Condensed Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025

Revenue	$5,883,198	$5,913,732	$17,711,476	$16,845,782

Operating expense:
Cost of revenue and product support	803,353	911,693	2,511,249	2,773,468
Sales and marketing	1,356,865	1,408,861	4,458,676	4,392,997
General and administrative	1,376,346	1,455,602	4,216,435	4,124,706
Depreciation and amortization	95,414	328,723	563,090	913,646
Total operating expense	3,631,978	4,104,879	11,749,450	12,204,817

Income from operations	2,251,220	1,808,853	5,962,026	4,640,965

Other income (expense):
Interest income	321,109	326,388	1,082,011	1,030,554
Interest expense	(9,191)	(12,817)	(29,930)	(35,022)
Realized gain (loss) on short term investments	1,194	-	(19,052)	-
Unrealized gain (loss) on short term investments	(128,697)	(6,705)	(153,852)	(2,438)
Income before income taxes	2,435,635	2,115,719	6,841,203	5,634,059

(Provision) for income taxes:	(450,000)	(149,931)	(1,349,999)	(452,036)
Net income	1,985,635	1,965,788	5,491,204	5,182,023

Dividends on preferred stock	(34,285)	(85,725)	(139,653)	(289,223)

Net income applicable to common shareholders	$1,951,350	$1,880,063	$5,351,551	$4,892,800

Weighted average shares, basic	18,205,000	18,254,000	18,254,000	18,249,000
Weighted average shares, diluted	18,838,000	19,143,000	19,029,000	19,122,000
Basic income per share	$0.11	$0.10	$0.29	$0.27
Diluted income per share	$0.10	$0.10	$0.28	$0.26
Comprehensive income:
Net income	$1,985,635	$1,965,788	$5,491,204	$5,182,023
Other comprehensive gain:
Unrealized gain (loss) on available-for-sale securities	(31,328)	(3,759)	(39,917)	15,110
Total comprehensive income	$1,954,307	$1,962,029	$5,451,287	$5,197,133

See accompanying notes to consolidated condensed financial statements.

REPOSITRAK, INC.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$5,491,204	$5,182,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	563,090	913,646
Amortization of operating right of use asset	-	47,386
Stock compensation expense	327,069	302,251
Bad debt expense	675,000	450,000
(Increase) decrease in:
Accounts receivables	(1,669,262)	(796,122)
Long-term receivables, prepaids and other assets	(762,990)	(208,916)
Increase (decrease) in:
Accounts payable	(11,971)	21,746
Operating lease liability	-	(47,372)
Accrued liabilities	669,156	(335,917)
Deferred revenue	578,842	1,234,646
Net cash provided by operating activities	5,860,138	6,763,371

Cash flows from investing activities:
Issuance of note receivable	(3,000,000)	-
Purchase of property and equipment	(11,749)	(8,795)
Sale (purchase) of marketable securities	(39,917)	15,110
Net cash provided by (used in) investing activities	(3,051,666)	6,315

Cash flows from financing activities:
Common Stock buyback/retirement	(1,798,537)	(100,016)
Redemption of Series B Preferred	(1,874,993)	(2,249,975)
Proceeds from exercise of warrants	-	79,120
Proceeds from employee stock plan	104,519	134,345
Dividends paid	(1,238,197)	(1,342,235)
Payments on notes payable and capital leases	(160,511)	(310,466)
Net cash used in financing activities	(4,967,719)	(3,789,227)

Net increase (decrease) in cash and cash equivalents	(2,159,247)	2,980,459

Cash and cash equivalents at beginning of period	28,568,805	25,153,862
Cash and cash equivalents at end of period	$26,409,558	$28,134,321

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$709,420	$375,119
Cash paid for interest	$12,054	$7,769
Cash paid for operating leases	$-	$56,244

Supplemental disclosure of non-cash investing and financing activities:
Common stock to pay accrued liabilities	$325,136	$259,302
Dividends accrued on preferred stock	$139,653	$289,223
Right-of-use asset	$-	$654,444

See accompanying notes to consolidated condensed financial statements.

REPOSITRAK, INC.

Consolidated Condensed Statements of Stockholders’ Equity (Deficit) (Unaudited)

Nine months Ended March 31, 2026

							Accumulated
	Series B				Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Gain/Loss	Total

Balance, June 30, 2025	336,098	$3,361	18,282,805	$182,830	$62,181,156	$(12,836,910)	$(11,256)	$49,519,181
Stock issued for:
Accrued compensation	-	-	6,241	62	99,937	-	-	99,999
Employee stock plan	-	-	3,573	36	63,443	-	-	63,479
Stock buyback	-	-	(8,715)	(87)	(149,898)	-	-	(149,985)
Preferred Stock redemption	(70,093)	(701)	-	-	(700,229)	(49,065)	-	(749,995)
Preferred Dividends-Declared	-	-	-	-	-	(58,817)	-	(58,817)
Common Stock Dividends-Declared	-	-	-	-	-	(365,038)	-	(365,038)
Net income	-	-	-	-	-	1,819,529	-	1,819,529
Other comprehensive gain (loss)	-	-	-	-	-	-	(8,609)	(8,609)
Balance, September 30, 2025	266,005	$2,660	18,283,904	$182,841	$61,494,409	$(11,490,301)	$(19,865)	$50,169,744
Stock issued for:
Accrued compensation	-	-	7,704	77	123,207	-	-	123,284
Employee stock plan	-	-	-	-	-	-	-	-
Stock buyback	-	-	(79,927)	(799)	(1,097,809)	-	-	(1,098,608)
Preferred Stock redemption	(70,093)	(701)	-	-	(700,229)	(49,065)	-	(749,995)
Preferred Dividends-Declared	-	-	-	-	-	(46,551)	-	(46,551)
Common Stock Dividends-Declared	-	-	-	-	-	(363,596)	-	(363,596)
Net income	-	-	-	-	-	1,686,040	-	1,686,040
Other comprehensive loss	-	-	-	-	-	-	20	20
Balance, December 31, 2025	195,912	$1,959	18,211,681	$182,119	$59,819,578	$(10,263,473)	$(19,845)	$49,720,338
Stock issued for:
Accrued compensation	-	-	13,910	139	101,992	-	-	102,131
Employee stock plan	-	-	3,236	32	41,008	-	-	41,040
Stock buyback	-	-	(55,262)	(552)	(549,392)	-	-	(549,944)
Preferred Stock redemption	(35,047)	(350)	-	-	(350,120)	(24,533)	-	(375,003)
Preferred Dividends-Declared	-	-	-	-	-	(34,285)	-	(34,285)
Common Stock Dividends-Declared	-	-	-	-	-	(364,749)	-	(364,749)
Net income	-	-	-	-	-	1,985,635	-	1,985,635
Other comprehensive loss	-	-	-	-	-	-	(31,328)	(31,328)
Balance, March 31, 2026	160,865	$1,609	18,173,565	$181,738	$59,063,066	$(8,701,405)	$(51,173)	$50,493,835

Nine months Ended March 31, 2025

							Accumulated
	Series B				Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Gain/Loss	Total

Balance, June 30, 2024	616,470	$6,165	18,234,893	$182,351	$64,655,902	$(17,962,410)	$(27,390)	$46,854,618
Stock issued for:
Accrued compensation	-	-	5,705	57	69,928	-	-	69,985
Employee stock plan	-	-	5,492	55	59,797	-	-	59,852
Stock buyback	-	-	-	-	-	-	-	-
Preferred Stock redemption	(70,093)	(701)	-	-	(700,229)	(49,065)	-	(749,995)
Preferred Dividends-Declared	-	-	-	-	-	(107,882)	-	(107,882)
Common Stock Dividends-Declared	-	-	-	-	-	(301,060)	-	(301,060)
Net income	-	-	-	-	-	1,665,155	-	1,665,155
Other comprehensive gain (loss)	-	-	-	-	-	-	34,086	34,086
Balance, September 30, 2024	546,377	$5,464	18,246,090	$182,463	$64,085,398	$(16,755,262)	$6,696	$47,524,759
Stock issued for:
Accrued compensation	-	-	6,980	70	67,430	-	-	67,500
Employee stock plan	-	-	414	4	4,496	-	-	4,500
Stock buyback	-	-	(4,074)	(40)	(99,976)	-	-	(100,016)
Exercise of warrants	-	-	7,912	79	79,041	-	-	79,120
Preferred Stock redemption	(70,093)	(701)	-	-	(700,229)	(49,055)	-	(749,985)
Preferred Dividends-Declared	-	-	-	-	-	(95,616)	-	(95,616)
Common Stock Dividends-Declared	-	-	-	-	-	(331,371)	-	(331,371)
Net income	-	-	-	-	-	1,551,080	-	1,551,080
Other comprehensive loss	-	-	-	-	-	-	(15,217)	(15,217)
Balance, December 31, 2024	476,284	$4,763	18,257,322	$182,576	$63,436,160	$(15,680,224)	$(8,521)	$47,934,754
Stock issued for:
Accrued compensation	-	-	14,705	147	121,670	-	-	121,817
Employee stock plan	-	-	4,354	43	69,950	-	-	69,993
Stock buyback	-	-	-	-	-	-	-	-
Preferred Stock redemption	(70,093)	(701)	-	-	(700,229)	(49,065)	-	(749,995)
Preferred Dividends-Declared	-	-	-	-	-	(85,725)	-	(85,725)
Common Stock Dividends-Declared	-	-	-	-	-	(331,807)	-	(331,807)
Net income	-	-	-	-	-	1,965,788	-	1,965,788
Other comprehensive loss	-	-	-	-	-	-	(3,759)	(3,759)
Balance, March 31, 2025	406,191	$4,062	18,276,381	$182,766	$62,927,551	$(14,181,033)	$(12,280)	$48,921,066

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

Basis of Financial Statement Presentation

The interim financial information of the Company as of March 31, 2026 and for the three and nine months ended March 31, 2026 is unaudited, and the balance sheet as of  June 30, 2025 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. GAAP. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2025. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended March 31, 2026 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2025.

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

Revenue Recognition

The Company recognizes revenue upon the transfer of control of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled to. The Company applies the five-step model under ASC 606 to all customer contracts and evaluates collectability based on customer creditworthiness and historical experience.

Disaggregation of Revenue

The Company disaggregates revenue into the following categories, which depict the nature, timing, and uncertainty of revenue and cash flows:

●	Platform and software-based solutions (SaaS/hosting): Subscription-based access to the Company’s platform and hosted software solutions
●	Services: Primarily implementation, onboarding, consulting, and support services
●	Transaction- and volume-based fees: Usage-based fees tied to customer activity levels or transaction volumes
●	Software licenses: Arrangements providing customers with a right to use software

These categories are consistent with how management evaluates financial performance and how revenue is presented in the financial statements.

Performance Obligations and Transaction Price

Contracts may include multiple performance obligations. The Company determines whether goods and services are distinct and allocates the transaction price to each performance obligation based on relative standalone selling prices (“SSP”). SSP is based on observable prices when available or estimated using a cost-plus-margin approach and is reassessed periodically. Variable consideration is estimated using either the expected value or most likely amount method, depending on which better predicts the amount of consideration to which the Company expects to be entitled. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur.

Timing of Revenue Recognition

Revenue is recognized either over time or at a point in time, depending on when control transfers:

●

Over time:
Revenue from platform and software-based solutions (SaaS/hosting), services (including implementation, consulting, maintenance, and support), and transaction- or volume-based arrangements is recognized over time as the customer simultaneously receives and consumes the benefits of the services.

●	Point in time: Revenue from software licenses that do not require significant modification or customization is recognized at the point in time when control transfers, generally upon delivery.

For arrangements involving software licenses with significant customization or integration, revenue is recognized over time as services are performed.

Measurement of Progress

For performance obligations satisfied over time, the Company recognizes revenue using methods that faithfully depict the transfer of control to the customer, including:

●	Output methods based on delivery of specified milestones or completed services; and
●	Right-to-invoice practical expedient where invoicing corresponds directly with the value transferred.

The Company has elected the practical expedient under ASC 606-10-55-18 to recognize revenue in the amount to which it has a right to invoice when that amount corresponds directly with the value transferred to the customer.

For fixed-price arrangements where invoicing does not reflect value delivered, revenue is recognized based on progress toward completion. Estimates of progress are updated as work is performed, and changes in estimates are recognized in the period identified. Expected losses on contracts are recognized immediately.

Maintenance and support revenue is generally recognized ratably over the contract term.

Principal vs. Agent Considerations

The Company evaluates whether it acts as a principal or an agent in transactions involving third-party goods or services. This determination is based on whether the Company controls the specified good or service before it is transferred to the customer.

Key factors considered include primary responsibility for fulfillment, inventory risk, and discretion in establishing pricing. When the Company acts as a principal, revenue is recorded on a gross basis; when acting as an agent, revenue is recorded on a net basis.

Contract Costs

Incremental costs of obtaining contracts, such as sales commissions, are capitalized when easily identifiable and recoverable. These costs are amortized on a systematic basis consistent with the transfer of the goods or services to which the asset relates. The Company applies a practical expedient to expense such costs as incurred when the amortization period is one year or less.

Contract Balances

The Company records contract assets when revenue is recognized in advance of invoicing and contract liabilities (deferred revenue) when consideration is received in advance of performance. These balances are presented separately on the Company’s balance sheet.

Payment Terms

Payment terms vary by contract but are generally due within 30 to 90 days of invoicing, consistent with industry practice. The Company’s invoicing terms are designed to provide customers with predictable billing arrangements and do not generally include significant financing components.

Significant Financing Component

The Company assesses whether contracts include a significant financing component. As a practical expedient, the Company does not assess financing components when the period between payment and transfer of goods or services is one year or less.

Remaining Performance Obligations

The Company applies the practical expedient under ASC 606 to not disclose remaining performance obligations for contracts with an original expected duration of one year or less and for variable consideration that is allocated entirely to wholly unsatisfied performance obligations.

Significant Judgments

The application of ASC 606 requires significant judgment, including:

●	Determining whether performance obligations are distinct
●	Estimating standalone selling prices
●	Estimating and constraining variable consideration
●	Measuring progress toward satisfaction of performance obligations
●	Evaluating principal versus agent considerations
●	Determining whether arrangements represent software licenses or service-based (hosting/SaaS) solutions, including whether customers can take possession of the software and operate it independently

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

	Contract
	assets
Balance – June 30, 2025	$428,585
Revenue recognized during the period but not billed	413,158
Amounts reclassified to accounts receivable	(203,399)
Other	(183,936)
Balance – March 31, 2026	$454,408	(1)

(1)	Contract asset balances for March 31, 2026 include a current and a long-term contract asset of $454,408 and $0, respectively.

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

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period:

Contract
liability
Balance – June 30, 2025	$3,175,908
Amounts billed but not recognized as revenue	3,644,656
Revenue recognized related to the opening balance of deferred revenue	(3,065,814)
Balance – March 31, 2026	$3,754,750

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

Notes Receivable

On March 17, 2026, PC Group, Inc. ("Lender") a subsidiary of the Company, entered into an Amended and Restated Senior Unsecured Promissory Note (the "Note") with SPAR Marketing Force, Inc. (the "Borrower"), pursuant to which the Borrower may obtain financing of up to $4.0 million.

Note Consideration

●	Maximum Principal: $4,000,000

●	Amount Funded: $3,000,000 as of the reporting date

●	Additional Availability: $1,000,000 delayed draw beginning July 17, 2026

●	Interest Rate: 8.0% per annum

●	Default Rate: 12.0% per annum

●	Payment Terms: Monthly interest-only

●	Maturity Date: March 16, 2029

●	Security: Unsecured

Equity Consideration

In connection with the Note, the Borrower agreed to cause its parent, SPAR Group, Inc., to issue 1,000,000 shares of its common stock (NASDAQ: SGRP) to the Company at a stated value of $0.80 per share, within 30 days of the execution of the Note. As of the reporting date, the shares have not yet been issued. If the equity consideration is not issued as required under the Note, the Company may have rights under the agreement, including potential remedies for non-performance.

Accounting for Equity Consideration

The Company expects that the equity consideration will be accounted for as an additional component of the overall return on the loan receivable. The Company will evaluate whether the equity represents a discount or other yield enhancement in accordance with ASC 835-30 and ASC 310-20, and will recognize such amount over the term of the Note using the effective interest method.

As the shares have not yet been issued, no amount has been recognized related to the equity consideration as of the reporting date.

Price Protection Provisions

The Note includes price protection provisions that may require the Borrower to make cash payments to the Company if:

●	Equity is issued below $0.80 per share, or

●	The market price of SPAR Group, Inc. common stock is below $0.80 per share at specified dates

Aggregate payments are capped at $800,000.

Embedded Feature Evaluation

The Company has evaluated the price protection provisions and preliminarily concluded that such features are not clearly and closely related to the host loan receivable and therefore may require bifurcation as a derivative instrument under ASC 815. This conclusion is based on the fact that the provisions introduce variability in cash flows based on the equity pricing of SPAR Group, Inc., a third-party issuer, which is not clearly and closely related to a lending arrangement. The final determination is pending completion of the Company’s valuation analysis, which is dependent in part on the issuance and measurement of the related equity consideration.

Credit Risk and Consideration

The loan is unsecured and represents a concentration of credit risk with a single borrower. The Company’s ability to collect principal, interest, and any contingent consideration is dependent on the financial condition and operating performance of the Borrower. The Company monitors the Borrower’s financial condition on an ongoing basis; however, no collateral or other credit enhancements have been obtained to mitigate this risk.

Company Carrying Value

(in thousands)	Amount
Note receivable	$3,000

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by contract-type. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market, and other economic factors:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025

Recurring revenue – subscription and support services	$5,867,398	$5,813,932	$17,524,516	$16,547,879
Non-recurring revenue – setup and training services	15,800	99,800	186,960	297,903
Total revenue	$5,883,198	$5,913,732	$17,711,476	$16,845,782

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

For the three and nine months ended March 31, 2026 and 2025, warrants to purchase shares of our Common Stock at an exercise price of $10.00 per share were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average price of Common Stock for the quarter.

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Numerator
Net income applicable to common shareholders	$1,951,350	$1,880,063	$5,351,551	$4,892,800

Denominator
Weighted average common shares outstanding, basic	18,205,000	18,254,000	18,254,000	18,249,000
Warrants to purchase Common Stock	633,000	889,000	775,000	873,000
Weighted average common shares outstanding, diluted	18,838,000	19,143,000	19,029,000	19,122,000

Net income per share
Basic	$0.11	$0.10	$0.29	$0.27
Diluted	$0.10	$0.10	$0.28	$0.26

NOTE 3.	EQUITY

		Weighted
		Average
		Grant Date
	Restricted	Fair Value
Restricted Stock Units	Stock Units	($/share)

Outstanding at June 30, 2025	827,523	$5.45
Granted	449	11.13
Vested and issued	(15,382)	7.83
Forfeited	-	-
Outstanding at March 31, 2026	812,590	$5.41

As of March 31, 2026, there were no restricted stock units outstanding that had vested but for which shares of Common Stock had not yet been issued pursuant to the terms of the applicable agreement.

As of March 31, 2026, there was approximately $4.5 million of unrecognized stock-based compensation obligations under our equity compensation plans. The stock-based compensation obligation is in connection with certain employment agreements which have a deferral option at the Board’s discretion. At the end of the deferral period, the stock-based compensation expense associated with the obligation is expected to be recognized on a straight-line basis over a period of three years.

Warrants

Outstanding warrants were issued in connection with private placements of the Company’s Common Stock and with the restructuring of the Series B Preferred that occurred in March of 2018. The following table summarizes information about fixed stock warrants outstanding at March 31, 2026:

Warrants Outstanding				Warrants Exercisable
at March 31, 2026				at March 31, 2026
		Weighted
		average
Range of		remaining	Weighted		Weighted
exercise	Number	contractual	average	Number	average
prices	Outstanding	life (years)	exercise price	exercisable	exercise price
$4.00	1,085,068	2.00	$4.00	1,085,068	$4.00
$10.00	15,825	2.00	$10.00	15,825	$10.00
	1,100,893	2.00	$4.09	1,100,893	$4.09

During the quarter ended March 31, 2026, the Company’s Board of Directors approved the modification to extend the expiration dates of the Company’s existing January 26, 2023 and February 5, 2023 warrants by an additional two years, co-terminating March 31, 2028. The exercise price of $4.00 and $10.00 remains unchanged.

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

During the nine months ended March 31, 2026, 175,233 shares of Series B Preferred were redeemed. The following table provides information about the redemption and retirement of the Series B Preferred during the year ended June 30, 2025 and nine months ended March 31, 2026:

	Series B Preferred
			Dollars	Remaining
			Expended	Amount
	Total		by Period	Available
	Number of		under the	for Future
	Shares	Price Paid	Preferred	Preferred
Period (1)	Redeemed	Per Share	Redemption	Redemption
July 1, 2024 – September 30, 2024:	70,093	$10.70	$749,995	$5,846,234
October 1, 2024 – December 31, 2024:	70,093	$10.70	$749,995	$5,096,239
January 1, 2025 – March 31, 2025:	70,093	$10.70	$749,995	$4,346,244
April 1, 2025 – June 30, 2025:	70,093	$10.70	$749,995	$3,596,249
Total	280,372		$2,999,980	$3,596,249

July 1, 2025 – September 30, 2025:	70,093	$10.70	$749,995	$2,846,254
October 1, 2025 – December 31, 2025:	70,093	$10.70	$749,995	$2,096,259
January 1, 2026 – March 31, 2026:	35,047	$10.70	$375,003	$1,721,256
Total	175,233		$1,874,993	$1,721,256

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

As of March 31, 2026, a total of 160,865 shares of Series B Preferred and zero shares of Series B-1 Preferred were issued and outstanding. Since inception, a total of 676,912 Preferred shares, including Series B and Series B-1, at the redemption price of $10.70 per share have been redeemed for a total of $7,242,959. The remaining amount available for future Preferred redemption is $1,721,256.

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

Since inception of the Share Repurchase Program through  March 31, 2026 a total of $21.0 million in shares of Common Stock have been approved for repurchase under the Share Repurchase Program, and 2,275,288 shares of Common Stock have been repurchased at an average purchase price of $6.60, resulting in $5,993,636 remaining available to repurchase under the current Share Repurchase Program. From time-to-time, our Board of Directors may authorize further increases to our Share Repurchase Program. In addition, the Share Repurchase Program may also be suspended for periods of time or discontinued at any time, at the Board’s discretion.

The following table provides information about repurchases of our Common Stock registered pursuant to Section 12 of the Exchange Act, during the year ended June 30, 2025 and nine months ended March 31, 2026:

				Remaining
				Amount
				Available
			Dollars	for Future
	Total		Expended	Share
	Number		by Period	Repurchases
	of Shares	Average	Under the	Under the
	Purchased	Price Paid	Plans or	Plans or
Period (1)	by Period	Per Share	Programs	Programs
Year Ended June 30, 2025:
July 1, 2024 – September 30, 2024:	-	$-	$-	$7,992,206
October 1, 2024 – December 31, 2024:	4,074	$24.55	$100,016	$7,892,190
January 1, 2025 – March 31, 2025:	-	$-	$-	$7,892,190
April 1, 2025 – June 30, 2025:	4,607	$21.71	$100,017	$7,792,173

Nine Months Ended March 31, 2026:
July 1, 2025 – September 30, 2025:	8,715	$17.21	$149,985	$7,642,188
October 1, 2025 – December 31, 2025:	79,927	$13.75	$1,098,608	$6,543,580
January 1, 2026 – March 31, 2026:	55,262	$9.95	$549,944	$5,993,636

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

NOTE 4.	RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2026, the Company continued to be a party to a service agreement (the “Service Agreement”) with Riverview Financial Corp ("Riverview"). Riverview was the sole shareholder of Fields Management, Inc. (“FMI”) which was merged into Riverview and Riverview became party to the Service Agreement by assumption of the Service Agreement. Riverview, like FMI prior to the merger, provided certain executive management services to the Company, including designating Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields, Riverview’s designated executive, who also serves as the Company’s Chair of the Board of Directors, controls Riverview. During the nine months ended March 31, 2026 and 2025, the Company paid Riverview $834,773 and $769,212 respectively, in connection with the Service Agreement. The Company had no payables to Riverview under the Service Agreement as of March 31, 2026 or June 30, 2025.

During the nine months ended March 31, 2026, the Company redeemed and retired and aggregate of $1,752,330 in Series B Preferred from Mr. Randall K. Fields, affiliates of Mr. Fields, and Robert W. Allen. During the year ended  June 30, 2025, the Company redeemed and retired and aggregate of $2,937,749 in Series B Preferred from Mr. Randall K. Fields, affiliates of Mr. Fields, and Robert W. Allen. During the year ended  June 30, 2024, the Company redeemed and retired an aggregate of $95,284 in Series B Preferred and $2,272,701 in Series B-1 Preferred from Mr. Randall K. Fields, affiliates of Mr. Fields, and Robert W. Allen. Mr. Allen is a director of the Company.

Relationship with Borrower

The Company evaluated its relationship with SPAR Marketing Force, Inc. (the "Borrower") under ASC 850, Related Party Disclosures, and determined that the Borrower is not a related party, as it is not under common control with the Company and does not meet the criteria for significant influence.

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

NOTE 8.	DERIVATIVE INSTRUMENTS

Evaluation of Embedded Features

The Company evaluated the price protection provisions contained in the Note under ASC 815, Derivatives and Hedging. These provisions expose the Company to potential cash settlement based on equity pricing, which is not clearly and closely related to the host loan receivable.

Preliminary Conclusion

The Company has preliminarily concluded that the provisions may meet the definition of a derivative and may require bifurcation and separate accounting.

Expected Accounting Treatment

If the Company concludes that bifurcation is required, a derivative asset or liability will be recorded at fair value. Subsequent changes in fair value will be recognized in earnings.

Valuation Considerations

The fair value of any such derivative is expected to be determined using a valuation model incorporating significant unobservable inputs, including, expected term, risk-free interest rate, and the probability of triggering contingent payment provisions. Accordingly, any derivative instrument would be classified as a Level 3 fair value measurement under ASC 820. Due to the absence of observable market inputs, significant judgement will be required in estimating the fair value of any such derivative instrument.

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

Recent Developments

Dividend Payment

On March 20, 2026, The Company's Board of Directors declared a quarterly cash dividend of $0.02 per share ($0.08 per year), payable on or about May 15, 2026 to shareholders of record as of March 31, 2026. Based on the closing prices on March 31, 2026, this represented an annual dividend yield of approximately 1.05%. Subsequent dividends will be paid within 45 days of each fiscal quarter end.

Federal Regulation & Traceability: FSMA 204(d) and USDA SOE

In 2020, the United States Food and Drug Administration (“FDA”) announced the “New Era of Smarter Food Safety” blueprint, outlining objectives to enhance traceability, strengthen predictive analytics, accelerate outbreak response, address evolving business models, reduce food contamination, and promote a more robust food safety culture.

In November 2022, the FDA issued the final rule under the Food Safety Modernization Act Section 204(d) (“FSMA 204”) relating to traceability for high-risk foods. The rule became effective on January 20, 2023, and applies broadly to entities that manufacture, process, pack, or hold foods designated on the FDA’s Food Traceability List (“FTL”). The FTL encompasses 16 food categories, representing thousands of products commonly distributed across grocery, convenience, and foodservice channels.

FSMA 204 requires impacted entities to establish traceability programs capable of capturing, creating, maintaining, and sharing specified Key Data Elements (“KDEs”) at defined Critical Tracking Events (“CTEs”) throughout the supply chain. These records must be retained for a minimum of two years and be retrievable within 24 hours upon request by the FDA. Compliance necessitates the management of substantial volumes of supply chain data across a highly fragmented network of more than one million facilities.

In March 2025, the FDA extended the compliance deadline for FSMA 204 by 30 months to July 20, 2028. Despite this extension, adoption of traceability solutions continues to accelerate due to commercial and competitive pressures. Several major retailers have announced traceability requirements that exceed the scope of FSMA 204, including requirements for additional data elements, application across all food categories (not limited to the FTL), and implementation timelines preceding FDA enforcement.

While the FTL currently defines the regulatory scope, the FDA has indicated that it views these requirements as foundational and encourages broader, industry-wide adoption. Early indicators suggest the industry is moving toward comprehensive traceability across all food products.

Traceability is fundamentally a supply chain data management challenge, which aligns with the Company’s core competencies. The Company has developed the ReposiTrak Traceability Network (“RTN”), a scalable, cloud-based solution designed to facilitate compliant traceability through low-cost, rapid deployment across supplier, distributor, and retailer networks. The RTN connects thousands of supply chain participants and is designed to support end-to-end traceability, improve recall responsiveness, and enhance food safety outcomes.

Patent-Pending Technology

The Company has developed proprietary, patent-pending technologies designed to address critical challenges associated with large-scale traceability data management. These innovations focus on (i) the automated detection and correction of errors in supply chain traceability data and (ii) the generation of compliant traceability records without reliance on case-level scanning or probabilistic methods.

The first patent-pending technology relates to the use of advanced algorithms and machine learning techniques to identify inconsistencies, omissions, and inaccuracies within traceability datasets and to automatically correct such errors in real time. This capability is intended to materially improve data integrity, reduce manual intervention, and increase confidence in compliance with regulatory requirements.

The second patent-pending technology relates to the Company’s ability to generate end-to-end traceability records across distribution environments without requiring physical scanning of individual cases. This approach leverages system-level data integration and validation techniques to create compliant Key Data Element records at each Critical Tracking Event, enabling scalable deployment in high-volume distribution operations.

These patent-pending innovations are integral to the Company’s traceability platform and are designed to enhance scalability, reduce implementation complexity, and differentiate the Company’s offering in a rapidly evolving regulatory and commercial environment.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025.

Revenue

	Fiscal Quarter Ended
	March 31,		Variance
	2026	2025	Dollars	Percent
Revenue	$5,883,198	$5,913,732	$(30,534)	(1)%

Revenue was $5,883,198 and $5,913,732 for the three months ended March 31, 2026 and 2025, respectively, a 1% decrease year-over-year. The decrease in revenue was due to the timing of a large increase in onboarding fees that occurred in fiscal 2025 that did not occur in the same period of fiscal 2026 offset partially by growth in all lines of business.

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

Cost of Services and Product Support

	Fiscal Quarter Ended
	March 31,		Variance
	2026	2025	Dollars	Percent
Cost of services and product support	$803,353	$911,693	$(108,340)	(12)%
Percent of total revenue	14%	15%

Cost of services and product support was $803,353 and $911,693 for the three months ended March 31, 2026 and 2025, respectively, a 12% decrease. This $108,340 decrease is primarily the result of certain development costs to be capitalized as part of significant enhancements being developed to our current platform of services as well as several new software programs to be released at a future date. The demand in traceability has required additional development of software used on the ReposiTrak platform in order to accurately meet the complex requirements of FSMA 204 in addition to further accelerate the systematic onboarding of customers with little if any human intervention.

Sales and Marketing Expense

	Fiscal Quarter Ended
	March 31,		Variance
	2026	2025	Dollars	Percent
Sales and marketing	$1,356,865	$1,408,861	$(51,996)	(4)%
Percent of total revenue	23%	24%

Sales and marketing expense was $1,356,865 and $1,408,861 for the three months ended March 31, 2026 and 2025, respectively, a 4% decrease. The decrease in sales and marketing expense was primarily the result of lower sales commissions in the fiscal quarter compared to the same period in the prior year and a decrease in headcount of marketing and marketing support personnel. We believe marketing spending, excluding commissions and other variable costs due to sales volumes, will flatten over time as awareness of the traceability regulatory deadline approaches and the industry continues to mandate early adoption.

General and Administrative Expense

	Fiscal Quarter Ended
	March 31,		Variance
	2026	2025	Dollars	Percent
General and administrative	$1,376,346	$1,455,602	$(79,256)	(5)%
Percent of total revenue	23%	25%

General and administrative expense was $1,376,346 and $1,455,602 for the three months ended March 31, 2026 and 2025, respectively, a 5% decrease. The decrease in general and administrative expense was due to reduction of administrative headcount and associated costs, timing of renewal fees, lower stock compensation costs, and lower lease costs.

Depreciation and Amortization Expense

	Fiscal Quarter Ended
	March 31,		Variance
	2026	2025	Dollars	Percent
Depreciation and amortization	$95,414	$328,723	$(233,309)	(71)%
Percent of total revenue	2%	6%

Depreciation and amortization expense was $95,414 and $328,723 for the three months ended March 31, 2026 and 2025, respectively, a decrease of 71%. The decrease was due to certain leased assets obtained with financing arrangements becoming fully amortized.

Other Income and Expense

	Fiscal Quarter Ended
	March 31,		Variance
	2026	2025	Dollars	Percent
Net other income (expense)	$184,415	$306,866	$(122,451)	(40)%
Percent of total revenue	3%	5%

Net other income was $184,415 for the three months ended March 31, 2026, compared to net other income of $306,866 for the three months ended March 31, 2025. Other income decreased due to unrealized losses on certain investments offset by an increase in interest income attributable to earnings on fixed income instruments as a result in higher cash balances. In September 2024, the Federal Reserve began cutting interest rates, which reductions make it unlikely the Company will be able to maintain the same interest income on its existing cash balances without taking additional credit risk or increasing the total amount of cash held for investment.

Preferred Dividends

	Fiscal Quarter Ended
	March 31,		Variance
	2026	2025	Dollars	Percent
Preferred dividends	$34,285	$85,725	$(51,440)	(60)%
Percent of total revenue	1%	1%

Preferred dividends accrued on the Company’s Preferred Stock was $34,285 for the three months ended March 31, 2026 and $85,725 for the three months ended March 31, 2025. Dividends decreased due to the redemption and retirement of Preferred Stock since the inception of the redemption plan that commenced in fiscal 2024. Although no assurances can be given, the Company announced that it intends to redeem all of the Series B and B-1 Preferred on or before December 2026. Since inception, a total of 676,912 shares of Preferred Stock, including Series B and Series B-1 Preferred, at the redemption price of $10.70 per share, have been redeemed for a total of 7,242,958. The Company fully redeemed the Series B-1 Preferred during fiscal 2024. There is a total of $1.72 million of Series B Preferred remaining to be redeemed.

Comparison of the Nine Months Ended March 31, 2026 to the Nine Months Ended March 31, 2025.

Revenue

	Nine Months Ended
	March 31,		Variance
	2026	2025	Dollars	Percent
Revenue	$17,711,476	$16,845,782	$865,694	5%

Revenue was $17,711,476 and $16,845,782 for the nine months ended March 31, 2026 and 2025, respectively, a 5% increase year-over-year. The increase in revenue was due to growth in recurring subscription revenue in all lines of business. These include compliance, supply chain and traceability. Growth in traceability is the result of growing industry and consumer response to food contaminations and food safety hazards, whether biological, chemical, physical, or allergenic. The risks have elevated regulatory requirements, documentation requisites, and principally has resulted in tighter mandates from the retailers to its suppliers. As more and more retailers, wholesalers and distributors mandate their requirements to suppliers, the Company continues to see a corresponding rise in demand for its services.

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

Cost of Services and Product Support

	Nine Months Ended
	March 31,		Variance
	2026	2025	Dollars	Percent
Cost of services and product support	$2,511,249	$2,773,468	$(262,219)	(9)%
Percent of total revenue	14%	16%

Cost of services and product support was $2,511,249 and $2,773,468 for the nine months ended March 31, 2026 and 2025, respectively, a 9% decrease. This $262,219 decrease is primarily the result of certain development costs capitalized as part of significant enhancements being developed to our current platform of services as well as several new software programs to be released at a future date. The demand in traceability has required additional development of software used on the ReposiTrak platform in order to accurately meet the complex requirements of FSMA 204 in addition to further accelerate the systematic onboarding of customers with little if any human intervention.

Sales and Marketing Expense

	Nine Months Ended
	March 31,		Variance
	2026	2025	Dollars	Percent
Sales and marketing	$4,458,676	$4,392,997	$65,679	1%
Percent of total revenue	25%	26%

Sales and marketing expense was $4,458,676 and $4,392,997 for the nine months ended March 31, 2026 and 2025, respectively, a 1% increase. The increase in sales and marketing expense was primarily the result of higher sales commissions, travel expense, and investment in marketing for our suite of services. The increase in sales and marketing expense resulted from increased commissions paid due to higher sales and FSMA 204 traceability awareness marketing. We believe the uptick in marketing spending, excluding commissions and other variable costs due to higher sales, will flatten as awareness of the traceability regulatory deadline approaches and the industry continues to mandate early adoption.

General and Administrative Expense

	Nine Months Ended
	March 31,		Variance
	2026	2025	Dollars	Percent
General and administrative	$4,216,435	$4,124,706	$91,729	2%
Percent of total revenue	24%	24%

General and administrative expense was $4,216,435 and $4,124,706 for the nine months ended March 31, 2026 and 2025, respectively, a 2% increase. The increase in general and administrative expense was primarily due to higher employee benefit costs, general liability insurance, increases in D&O insurance due to a higher market cap, and higher payroll taxes due to an increase in commissions and other benefit programs.

Depreciation and Amortization Expense

	Nine Months Ended
	March 31,		Variance
	2026	2025	Dollars	Percent
Depreciation and amortization	$563,090	$913,646	$(350,556)	(38)%
Percent of total revenue	3%	5%

Depreciation and amortization expense was $563,090 and $913,646 for the nine months ended March 31, 2026 and 2025, respectively, a decrease of 38%. The decrease was due to certain leased assets obtained with financing arrangements becoming fully amortized.

Other Income and Expense

	Nine Months Ended
	March 31,		Variance
	2026	2025	Dollars	Percent
Net other income (expense)	$879,177	$993,094	$(113,917)	(11)%
Percent of total revenue	5%	6%

Net other income was $879,177 for the nine months ended March 31, 2026, compared to net other income of $993,094 for the nine months ended March 31, 2025. Other income decreased due to an decrease in interest income attributable to earnings on fixed income instruments as a result in declining interest rates.  In September 2024, the Federal Reserve began cutting interest rates, which reductions make it unlikely the Company will be able to maintain the same interest income on its existing cash balances without taking additional credit risk or increasing the total amount of cash held for investment.

Preferred Dividends

	Nine Months Ended
	March 31,		Variance
	2026	2025	Dollars	Percent
Preferred dividends	$139,653	$289,223	$(149,570)	(52)%
Percent of total revenue	1%	2%

Preferred dividends accrued on the Company’s Preferred Stock was $139,653 for the nine months ended March 31, 2026 and $289,223 for the nine months ended March 31, 2025. Dividends decreased due to the redemption and retirement of Preferred Stock since the inception of the redemption plan that commenced in fiscal 2024. Although no assurances can be given, the Company announced that it intends to redeem all of the Series B and B-1 Preferred on or before December 2026. Since inception, a total of 676,912 shares of Preferred Stock, including Series B and Series B-1 Preferred, at the redemption price of $10.70 per share, have been redeemed for a total of $7,242,958. The Company fully redeemed the Series B-1 Preferred during fiscal 2024. There is a total of $1.72 million of Series B Preferred remaining to be redeemed.

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

	As of		Variance
	March 31,	June 30,
	2026	2025	Dollars	Percent
Cash and cash equivalents	$26,409,558	$28,568,805	$(2,159,247)	(8)%

We have historically funded our operations with cash from operations, equity financings, and borrowings from our existing line of credit with U.S. Bank N.A. (the “Bank”), which was revised on October 6, 2021, and again in 2022. In March 2024, given our strong financial position, we terminated the credit facility with the Bank.

Cash and cash equivalents was $26,409,558 and $28,568,805 at March 31, 2026 and June 30, 2025, respectively. This $2,159,247 decrease is primarily the result of a note receivable issued to SPAR Marketing offset by higher revenue and the corresponding cash receipts.

Net Cash Flows from Operating Activities

	Nine Months Ended
	March 31,		Variance
	2026	2025	Dollars	Percent
Cash provided by operating activities	$5,860,138	$6,763,371	$(903,233)	(13)%

Net cash provided by operating activities is summarized as follows:

	Nine Months Ended
	March 31,
	2026	2025
Net income	$5,491,204	$5,182,023
Noncash expense and income, net	1,565,159	1,713,283
Net changes in operating assets and liabilities	(1,196,225)	(131,935)
	$5,860,138	$6,763,371

Net cash provided by operating activities for the nine months ended March 31, 2026 was $5,860,138 compared to net cash provided by operating activities of $6,763,371 for the nine months ended March 31, 2025. Net cash provided by operating activities decreased 13% due principally to an increase in accounts receivable due to longer term contracts and an increase in prepaid expense and other assets. Noncash expense in the quarter decreased by $148,124 in the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025 as a result of lower depreciation and amortization expenses partially offset by an increase in additional bad debt expense and stock compensation expense.

Net Cash Flows from Investing Activities

	Nine Months Ended
	March 31,		Variance
	2026	2025	Dollars	Percent
Cash provided by (used in) investing activities	$(3,051,666)	$6,315	$(3,057,981)	48,424%

Net cash used in investing activities for the nine months ended March 31, 2026 was $3,051,666 compared to net cash provided by investing activities of $6,315 for the nine months ended March 31, 2025. This decrease in cash provided by investing activities for the nine months ended March 31, 2026 was due the issuance of notes receivable and the purchase of fixed assets and certain marketable securities.

Net Cash Flows from Financing Activities

	Nine Months Ended
	March 31,		Variance
	2026	2025	Dollars	Percent
Cash used in financing activities	$(4,967,719)	$(3,789,227)	$1,178,492	31%

Net cash used in financing activities totaled $4,967,719 for the nine months ended March 31, 2026, compared to cash used in financing activities of $3,789,227 for the nine months ended March 31, 2025. The increase in net cash used in financing activities is due to an increase in our buyback of Common Stock partially offset by a decrease in the redemption of Preferred Stock during the period.

Liquidity and Working Capital

At March 31, 2026, the Company had positive working capital of $26,336,048 as compared with positive working capital of $28,154,682 at June 30, 2025. This $1,818,634 decrease in working capital is primarily due to the issuance of notes receivable, an increase in accrued liabilities and deferred revenue offset by an increase in prepaid expense, other current assets, and accounts receivables. Cash and cash equivalents also decreased due to the issuance of notes receivable offset by an increase in cash receipts from customers in all lines of business.

	As of	As of	Variance
	March 31,	June 30,
	2026	2025	Dollars	Percent
Current assets	$33,102,985	$33,685,800	$(582,815)	(2)%

Current assets totaled $33,102,985 as of March 31, 2026, as compared to $33,685,800 as of June 30, 2025. The decrease in current assets is primarily attributable to the decrease in cash and cash equivalents and increases in accounts receivable and prepaid expenses and other current assets.

	As of	As of	Variance
	March 31,	June 30,
	2026	2025	Change	Percent
Current liabilities	$6,766,937	$5,531,118	$1,235,819	22%

Current ratio	4.89	6.09

Current liabilities totaled $6,766,937 as of March 31, 2026 as compared to $5,531,118 as of June 30, 2025. The increase in current liabilities is primarily attributable to the increase in accrued liabilities and deferred revenue offset partially by the decrease in accounts payable and notes payable. As of March 31, 2026, the Company had zero bank debt.

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

On April 28, 2023, the Company and the Bank executed an amendment to the Credit Agreement (the “Amendment”), with an effective date of March 31, 2023. The Amendment sets forth that (1) the Company will increase its liquidity requirement from $10 million to $12 million, which the Company currently maintains over $22 million in cash and a current ratio of over 6:1, and (2) draws on the facility accrue interest at the annual rate, equal to 1.75% plus the one-month SOFR rate, instead of the previous LIBOR rate. As of March 31, 2024, the balance of the facility was zero. The Company had zero bank debt at March 31, 2026.

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

2.	Preferred Stock Redemptions: Since inception, a total of 676,912 shares of Preferred Stock, including Series B and Series B-1 Preferred, have been redeemed at the redemption price of $10.70 per share for a total of $7,242,959. The Company fully redeemed the Series B-1 Preferred during fiscal 2024. There is a total of $1.72 million of Series B Preferred remaining to be redeemed.

On March 17, 2026, the Company, through its subsidiary PC Group Inc., entered into a financing arrangement with SPAR Marketing Force, Inc. providing up to $4.0 million of funding, of which $3.0 million has been advanced. The arrangement provides for interest income at 8.0% and includes additional return components in the form of equity consideration and contingent price protection provisions. These features may increase the effective yield on the loan but also introduce variability in expected returns and earnings due to potential fair value adjustments and contingent cash flows. As a result, the Company's future results of operations may be impacted by changes in the market price of SPAR Group, Inc. common stock and the timing and issuance of equity consideration.

The Company is currently evaluating the accounting treatment of these features, including potential derivative accounting. The ultimate impact on earnings may vary based on future equity pricing and market conditions. The loan is unsecured, and the Company is exposed to credit risk associated with the Borrower's financial condition.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenue, and results of operation, liquidity or capital expenditures.

Contractual Obligations

Total contractual obligations and commercial commitments as of March 31, 2026 are summarized in the following table:

Financing
Leases
Less than 1 Year	$248,478
1-3 Years	116,949
Total lease payments	365,427
Less imputed interest	(15,965)
Total	$349,462

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

Our exposure to interest rate changes related to borrowing has been limited, and we believe the effect, if any, of near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. At March 31, 2026, our debt portfolio was composed of only capital leases. The effective APR fixed is 4.55%. We depreciate our total lease obligations on a three-year straight-line basis.  The total cost is less than $400,000.

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2026:

		Weighted
	Aggregate	Average
Cash:	Fair Value	Interest Rate
Cash	$26,409,558	4.78%

ITEM 4.	CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2026 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

REPOSITRAK, INC.

Date: May 14, 2026	By:	/s/ Randall K. Fields
Randall K. Fields
Chair of the Board and Chief Executive Officer (Principal Executive Officer)

REPOSITRAK, INC.

Date: May 14, 2026	By:	/s/ John R. Merrill
John R. Merrill
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)