Form 10-K
period 2026-06-30
ReposiTrak, Inc.
filed 2026-09-28
CIK 50471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as of December 31, 2025, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $157,967,000 (at a closing price of $12.37 per share).

As of September 28, 2026, 18,201,204 shares of the Company’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference certain information from ReposiTrak, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before October 28, 2026.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED June 30, 2026

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

Overview

ReposiTrak, Inc., a Nevada corporation (“ReposiTrak”, “We”, “us”, “our” or the “Company”) is a Software-as-a-Service (“SaaS”) company that operates a business-to-business (‘B2B’) e-commerce, compliance, traceability and supply chain management platform. The platform enables retailers, wholesalers, distributors and their suppliers to (a) manage supply chain programs, including out-of-stock management and scan-based trading; (b) manage compliance documents and data and support compliance with traceability requirements; and (c) improve product ordering and forecasting to increase supply chain efficiency and manage risk.

Recent Developments

Dividend Payment

On June 18, 2026, the Board of Directors declared a quarterly cash dividend of $0.02 per share, payable to shareholders of record on June 30, 2026, which was paid on or about August 14, 2026. Based on the closing prices on June 30, 2026, this represented an annual dividend yield of approximately 0.88%. The $0.02 quarterly dividend rate is equivalent to $0.08 per share annually if maintained. The declaration and payment of future dividends are subject to the discretion of the Board of Directors and will depend on, among other factors, the Company’s financial condition, results of operations and capital requirements.

SPAR Group Transactions

On March 29, 2026, the Company entered into an amendment (the “Amendment”) to that certain Services Agreement dated March 13, 2026 (the “Agreement”) by and between the Company and SPAR Group, Inc. (the “Client”), which Agreement was entered into in the ordinary course of business. Under the terms of the Agreement, the Company agreed to provide certain services (the “Services”) to the Client for a one-year term beginning March 13, 2026. In accordance with the terms of the Agreement, the Client was to pay the Company in cash for the Services provided thereunder.

Under the terms of the Amendment, the Company can elect to receive payment for the Services in cash, shares of common stock, par value $0.01 per share, of the Client (“Client Stock”), or a combination thereof. Any issuance of Client Stock pursuant to the Amendment shall be valued based upon the volume weighted average price (“VWAP”) of Client Stock for the five (5) trading days immediately preceding the applicable issuance date.

On May 29, 2026, the Company elected to receive payment of the outstanding balance owed to the Company under the Amendment in shares of Client Stock, resulting in the issuance by Client to the Company of 3,190,569 shares of Client Stock at a deemed value of $0.728710119 per share, in consideration of the payment of $2,325,000 otherwise payable to the Company under the terms of the Agreement.

On July 1, 2026 (the “Closing Date”), the Company entered into Stock Purchase Agreements with William Bartels (“Bartels”) and WHB Services, Inc. Incentive Savings Plan and Trust (“WHB”) (together, the “Agreements”). Under the terms of the Agreements, on the Closing Date, the Company is to be issued an aggregate of 4,709,837 shares of common stock (the “SPAR Shares”) of Client. Aggregate contingent consideration due under the Agreements on the Closing Date by the Company for the SPAR Shares is approximately $3.3 million consisting of (i) a previously paid non-refundable deposit of $100,000 (the “Deposit”); (ii) $139,883 to be paid upon delivery to the Company of the SPAR Shares held by William Bartels; (iii) $485,118 to be paid upon delivery to the Company of the SPAR Shares held by WHB; and (iv) the issuance of an unsecured promissory note in the principal amount of $2,571,885 (the “Note”). The Note bears interest at 6.0% per annum and matures on the fourth anniversary of its issuance. Principal is payable in annual cash installments of $725,000, together with all accrued and unpaid interest, on each of the first three anniversaries of the Note, with the remaining outstanding principal and accrued interest due at maturity on July 1, 2030. The Note may be prepaid at any time without premium or penalty and contains customary events of default, including payment defaults and bankruptcy events. Upon an event of default, the holder may accelerate all outstanding amounts due under the Note. The Note also provides for automatic acceleration upon certain change-of-control transactions involving the Company or upon the sale of substantially all of the Company’s assets. In addition, amounts remaining outstanding become payable to the seller’s designated heirs or beneficiaries within sixty (60) days following the seller’s death.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which is filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 3, 2026, and is incorporated herein by reference.  The foregoing descriptions of the Agreements and the Note do not purport to be complete and are qualified in their entirety by reference to the Agreements and the Note, copies of which were filed as Exhibits 10.1, 10.2 and 10.3, respectively, to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2026, and are incorporated herein by reference.

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

Backdrop

The U.S. consumer retail sector in general, which includes food, convenience store, and general merchandise retailers more specifically, is facing pressure from several significant forces. These include (i) increased competitive pressures from the rise of online retailers, (ii) increased regulatory and tort risks, particularly for food retailers, as a result of the passage of the FSMA which placed greater responsibility for the safety of products on the participants in the food supply chain, and (iii) the pressure from consumers to increase product diversity, and in particular, the number of smaller, localized vendors.

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

The Company’s services are grouped in three application suites:

1.

ReposiTrak Compliance Management (“Compliance”) solutions, which help the Company’s customers vet suppliers and reduce a company’s potential regulatory, legal, and criminal risk from its supply chain partners by providing a way for them to ensure these suppliers are compliant with food safety regulations, such as the Food Safety Modernization Act of 2011 (“FSMA”);

2.

ReposiTrak Traceability Network (“Traceability” or “RTN”), which helps the Company’s customers comply with federal regulatory requirements of traceability and is designed to provide a scalable, cost-effective approach to capturing and sharing key data elements (“KDEs”) now required by Section 204(d) of FSMA 2011 as designated products move through the supply chain at each ‘event’ known as a ‘critical tracking event’ or “CTE”, which includes tracking from farm to shelf; and

3.

ReposiTrak Supply Chain Solutions (“Supply Chain”), which help the Company’s customers to more efficiently manage various interactions with their suppliers. In other words, they provide customers with greater flexibility in sourcing products by enabling them to choose new suppliers and integrate them into their supply chain faster and more cost effectively, and they help customers to manage these relationships more efficiently, enhancing revenue while lowering working capital, labor costs and reducing waste.

The Company’s services are delivered through proprietary software products designed, developed, marketed and supported by the Company. These products provide visibility and facilitate improved business processes among all key constituents in the supply chain, starting with the retailer and moving backwards to suppliers and eventually to raw material providers.

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

Customers

The Company is currently engaged primarily by food-related consumer goods retailers, wholesalers, and their suppliers. The bulk of the Company’s customers are in the U.S. consumer retail sector for food, convenience stores, and general merchandise. However, the Company is opportunistic and will offer its solutions to a wide variety of other potential customers. No single customer exceeded 10% of the Company’s total revenue in the fiscal year ended June 30, 2026.

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

With the convergence of the Company’s solutions to a single delivery platform, the Company also reorganized its sales force and reoriented its marketing efforts. This process involved streamlining the sales force to enable cross-selling by reducing regional account managers and shifting our sales emphasis towards the Company’s inside remote sales team located largely in Utah.

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

Competition

The Company competes with various software vendors, developers and integrators, B2B exchanges, consulting firms, focused solution providers, and business intelligence technology platforms. Although our competitors are often considerably larger companies in size with larger sales forces and marketing budgets, the Company believes that its deep industry knowledge, the breadth and depth of our offerings, and our long-standing relationships with key industry, wholesaler, and other trade groups and associations, give it a competitive advantage.

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

Employees

As of June 30, 2026, the Company employed a total of 67 employees. Of these employees, 22 are located overseas. The Company plans to continue expanding its offshore workforce to augment its analytics services offerings, expand its professional services and to provide additional programming resources. The employees are not represented by any labor union.

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

Cost of Compliance with Environmental Laws

Compliance with environmental laws and regulations has not had a material effect on the Company’s capital expenditures, earnings or competitive position, and the Company does not currently expect such compliance to have a material effect in the foreseeable future.

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

Risks Related to the Company

Although we have experienced year-over-year growth and continue to generate net income in recent periods, there can be no assurance that our revenue growth will continue or that we will operate profitably in the future.

Our marketing strategy emphasizes sales of subscription-based services, instead of annual licenses, and using Spokes to connect to our Hubs. This strategy has resulted in the development of a foundation of retail and wholesale Hubs to which suppliers can be “connected”, thereby accelerating future growth. If, however, this marketing strategy fails, revenue and operations will be negatively affected. We had net income of $7,569,487 for the year ended June 30, 2026, compared to a net income of $6,978,127 for the year ended June 30, 2025. Although we generated a year over year increase in net income in the year ended June 30, 2026, there can be no assurance that we will continue to increase net income and/or continue to achieve profitability in future periods. We cannot provide assurance that we will continue to generate revenue or have sustainable profits. If we do not continue to operate profitably in the future, our current cash resources will be used to fund our operating losses. Continued losses would have an adverse effect on the long-term value of our Common Stock and any investment in the Company.

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

A significant portion of our revenue stream comes from the sale of monthly subscriptions and professional services charged to new customers. These amounts will fluctuate and are uncertain because predicting future sales is difficult and involves speculation. In addition, we may potentially experience significant fluctuations in future operating results caused by a variety of factors, many of which are outside of our control, including:

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

●	timing of additional expense and investments in infrastructure to support growth in our business;

●	regulatory compliance costs;

●	consolidation in the food industry;

●	the timing of customer payments and payment defaults by customers;

●	extraordinary expenses, such as litigation or other dispute-related settlement payments;

●	the impact of new accounting pronouncements;

●	the timing of stock awards to employees and the related financial statement impact; and

●	system or service failures, security breaches or network downtime.

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

Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise during transfer of data to additional data centers or at any time, and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information, such as usernames, passwords or other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.

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

A delay in the deadline for compliance with FSMA 204 may slow the adoption of our technology as a compliance tool for FSMA, therefore negatively affecting our revenue.

Section 204(d) of the FSMA (“FSMA 204”) went into effect in January 2023, and the deadline for compliance was January 20, 2026.  In March 2025, the deadline for compliance with FSMA 204 was extended by 30 months to July 20, 2028. In the event the FDA delays the deadline for compliance, and the industry or our customers likewise delay the rate of information technology spending in response, our customers’ ability or willingness to purchase our enterprise cloud computing services could adversely affect our operating results, and such effect may be material.

Failure or delay by our customers in the implementation of Section 204(d) of the FSMA may slow the adoption of our technology as a compliance tool for FSMA 204.

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

The rate at which our customers purchase new or enhanced services depends on several factors, including general economic conditions. The U.S. and other key international economies have experienced in the past a downturn in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy. For example the U.S. Consumer Price Index (“CPI”), which measures a wide-ranging basket of goods and services, rose substantially following the COVID-19 pandemic. While the CPI has come off its recent highs, the Company’s general business strategy may be adversely affected by any such inflationary fluctuations, economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our enterprise cloud computing services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts or affect renewal rates, all of which could adversely affect our operating results, or cause us to increase our prices to maintain the same level of profitability.

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

Our investment in and commercial relationship with SPAR Group, Inc. (“SPAR”), as well as our obligations under indebtedness incurred in connection with a portion of our investment, may not generate the returns or benefits we anticipate and expose us to additional risks.

As of June 30, 2026, we beneficially owned approximately 14.8% of SPAR’s outstanding common stock. Based on the facts and circumstances existing at that time, including our lack of control or significant influence over SPAR’s operating and financial policies, our investment was accounted for at fair value, with changes in fair value reflected in our results of operations.  On July 1, 2026, we acquired an additional 4,709,837 shares of SPAR common stock, increasing our beneficial ownership to approximately 31% of SPAR’s outstanding common stock. Our investment in SPAR was acquired through a series of transactions, including purchases for cash and other consideration and the receipt of shares as consideration for services provided to SPAR. In connection with the July 2026 acquisition, we issued an unsecured promissory note (the “Note”) in the original principal amount of approximately $2.6 million.  In addition to our equity investment, we have a commercial relationship with SPAR pursuant to which we provide certain services intended to assist SPAR in developing products and improving its operational processes. We entered into these transactions based on our expectation that our investment and commercial relationship with SPAR could generate a positive return and contribute to the growth of our business over time. There can be no assurance that these expectations will be realized.

Risks Related to Our Equity Investment. Our investment in SPAR is subject to risks associated with an equity investment in a publicly traded company, including fluctuations in the market price and liquidity of SPAR’s common stock and risks relating to SPAR’s business, financial condition and results of operations, many of which are outside our control. SPAR may not successfully execute its business strategy or may otherwise perform differently than we anticipated when making our investment. As a result, the value of our investment could decline, potentially significantly, which could adversely affect our results of operations and financial condition.

Although we beneficially own a significant minority interest in SPAR, we do not control SPAR or its board of directors or management. Accordingly, SPAR may make strategic, operational, financing or capital allocation decisions with which we disagree or that adversely affect the value of our investment. Our ability to dispose of some or all of our SPAR shares also may be limited by the trading liquidity of SPAR’s common stock, applicable securities laws and regulations, contractual restrictions, if any, and prevailing market conditions. Consequently, we may be unable to realize the value of our investment at the time or on the terms we desire.

Our increased ownership interest also may affect the accounting treatment of our investment. As a result of the increase in our ownership interest, we are evaluating whether we have the ability to exercise significant influence over SPAR and, therefore, whether our investment should be accounted for under the equity method of accounting. If we determine that we have the ability to exercise significant influence over SPAR, we would be required to account for our investment under the equity method from the date such significant influence is determined to have arisen. Under the equity method, our results of operations would include our proportionate share of SPAR’s earnings or losses, subject to applicable accounting adjustments, regardless of whether SPAR distributes cash to us. A change from fair value accounting to the equity method could materially affect the manner in which SPAR’s operating performance and our investment are reflected in our financial statements and could increase the volatility or complexity of our reported financial results.

Risks Related to the Note Issued in Connection with Our Investment. Our obligation to make principal and interest payments under the Note is independent of the performance or value of our investment in SPAR and the success of our commercial relationship with SPAR. Accordingly, even if the value of our SPAR investment declines, the investment becomes less liquid, or our commercial relationship with SPAR does not generate the anticipated benefits, we will remain obligated to make payments under the Note when due. The Note contains customary events of default and provides for acceleration under certain circumstances. Required payments under the Note will reduce cash otherwise available for operations, investments, acquisitions, dividends, share repurchases or other corporate purposes. If we were unable to satisfy our obligations under the Note when due, a resulting default or acceleration could adversely affect our liquidity, financial condition and results of operations.

Risks Related to Our Commercial Relationship with SPAR. We provide services to SPAR relating to product development and improvements to certain business and operational processes. We have devoted, and expect to continue to devote, management time, personnel and other resources to this relationship. There can be no assurance that these activities will result in increased revenue, additional commercial opportunities or other benefits commensurate with the resources we devote to the relationship. The benefits we may realize from our relationship with SPAR depend in part on matters outside our control, including SPAR’s business performance, financial condition, strategic priorities, implementation of product and process improvements and continued willingness and ability to engage us to provide services. If the anticipated benefits of the relationship do not materialize, or if the scope of our relationship with SPAR is reduced or terminated, we may not realize the anticipated return on the resources devoted to the relationship, which could adversely affect our business, financial condition and results of operations.

Additional Risks Arising from Our Relationship with SPAR. Our position as both a significant shareholder of SPAR and a commercial counterparty may give rise to potential conflicts of interest in connection with transactions between us and SPAR, the negotiation of commercial arrangements, the exchange of confidential or competitively sensitive information, and the allocation of business opportunities. Transactions between us and SPAR also may be subject to heightened scrutiny because of the size of our ownership interest.  Our ownership of SPAR common stock also subjects us to reporting, disclosure and other requirements under the federal securities laws applicable to significant beneficial owners. Compliance with these requirements may increase our administrative costs and may restrict the timing or manner in which we acquire or dispose of SPAR securities.

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

Although our Common Stock is currently listed and traded on the New York Stock Exchange (the "NYSE"), there is limited trading activity. We can give no assurance that an active market will develop, or if developed, that it will be sustained. If an investor acquires shares of our Common Stock, the investor may not be able to liquidate such shares of our Common Stock should there be a need or desire to do so.

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

Our officers and directors control approximately 37% of our Common Stock. Randall K. Fields, our Chief Executive Officer, controls 31% of our Common Stock. Consequently, Mr. Fields, individually, and our officers and directors, as stockholders acting together, can significantly influence all matters requiring approval by our stockholders, including the election of directors and significant corporate transactions, such as mergers or other business combination transactions.

Our corporate charter contains authorized, unissued “blank check” Preferred Stock issuable without stockholder approval with the effect of diluting then current stockholder interests.

Our articles of incorporation currently authorize the issuance of up to 30,000,000 shares of “blank check” Preferred Stock with designations, rights, and preferences as may be determined from time to time by our Board of Directors, of which 700,000 shares are currently designated as Series B Convertible Preferred Stock (“Series B Preferred”) and 550,000 shares are designated as Series B-1 Preferred Stock (“Series B-1 Preferred”), which designation was withdrawn on December 9, 2024. As of June 30, 2026, 160,865 shares of Series B Preferred Stock were issued and outstanding.

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

Share Price History

Our Common Stock is listed and traded on the New York Stock Exchange (“NYSE”) under the trading symbol “TRAK”. The following table sets forth the high and low sales prices of our Common Stock for the periods indicated:

	Quarterly Common Stock Price Ranges
	2026		2025
Fiscal Quarter Ended	High	Low	High	Low
September 30	$20.15	$13.87	$21.56	$15.12
December 31	$16.11	$11.98	$25.01	$17.56
March 31	$12.48	$6.94	$22.73	$18.50
June 30	$10.68	$6.95	$23.72	$15.72

Dividends

Outstanding shares of Series B Preferred accrue dividends at the rate per share of 7% per annum if paid by the Company in cash, or 9% per annum if paid by the Company by the issuance of additional shares of Series B Preferred. Dividends on the Series B Preferred are payable quarterly.

During fiscal 2026, the Company's quarterly cash dividend rate was increased to $0.02 per share ($0.08 annually), beginning with the dividend payable to shareholders of record as of September 30, 2025. On June 18, 2026, the Board of Directors declared a quarterly cash dividend of $0.02 per share payable to shareholders of record on June 30, 2026, which was paid on or about August 14, 2026. The declaration and payment of future dividends are subject to the discretion of our Board of Directors and will depend upon a number of factors, including our financial condition, results of operations, capital requirements, statutory and regulatory limitations, tax considerations and general economic conditions. Accordingly, there can be no assurance that dividends will continue at the current rate or at all.

Holders of Record

At June 30, 2026, there were 599 holders of record of our Common Stock with 18,189,408 shares issued and outstanding and 3 holders of Series B Preferred with 160,865 shares issued and outstanding. The number of holders of record and shares of Common Stock issued and outstanding was calculated by reference to the books and records of the Company’s transfer agent.

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

On March 17, 2020, the Board, given the extreme uncertainty due to COVID-19 at the time, suspended the Share Repurchase Program. On May 18, 2021, our Board of Directors resumed its Share Repurchase Program, and increased the number of shares of Common Stock available to repurchase under the Share Repurchase Program by an additional $4 million. On August 31, 2021, our Board of Directors approved a further increase by an additional $4.0 million. On May 10, 2022, our Board of Directors approved a further increase of $9.0 million, resulting in a total approved for repurchase through the Share Repurchase Program of $21.0 million in shares of Common Stock as of June 30, 2026.

Since inception of the Share Repurchase Program through June 30, 2026, 2,275,288 shares of Common Stock have been repurchased at an average purchase price of $6.60, and $5,993,636 remains available to repurchase under the current Share Repurchase Program as of June 30, 2026. From time-to-time, our Board of Directors may authorize further increases to our Share Repurchase Program. The Share Repurchase Program may also be further suspended for periods of time or discontinued at any time, at the Board’s discretion.

The following table provides information about repurchases of our Common Stock registered pursuant to Section 12 of the Exchange Act, during the years ended June 30, 2026 and 2025:

				Remaining
				Amount
				Available for
			Dollars	Future
	Total		Expended	Share
	Number		by Period	Repurchases
	of Shares	Average	Under the	Under the
	Purchased	Price Paid	Plans or	Plans or
Period (1)	by Period	Per Share	Programs	Programs

Year Ended June 30, 2025:
July 1, 2024 – September 30, 2024	-	$-	$-	$7,992,206
October 1, 2024 – December 31, 2024	4,074	$24.55	$100,016	$7,892,190
January 1, 2025 – March 31, 2025	-	$-	$-	$7,892,190
April 1, 2025 – June 30, 2025	4,607	$21.71	$100,017	$7,792,173
Year Ended June 30, 2026:
July 1, 2025 – September 30, 2025	8,715	$17.21	$149,985	$7,642,188
October 1, 2025 – December 31, 2025	79,927	$13.75	$1,098,608	$6,543,580
January 1, 2026 – March 31, 2026	55,262	$9.95	$549,944	$5,993,636
April 1, 2026 – June 30, 2026	-	$-	$-	$5,993,636

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

ReposiTrak, Inc. is a SaaS which operates a B2B e-commerce, compliance & traceability, and supply chain management platform that partners with retailers, wholesalers, distributors and their product suppliers to (a) help them manage specific programs, such as out-of-stock management and scan-based trading; (b) reduce risk in their supply chain by managing compliance documents and data; ensure compliance with new regulatory requirements supporting traceability; and (c) improve product ordering and forecasting in order to accelerate sales, control risks, and improve supply chain efficiencies. The Company’s fiscal year ends on June 30. References to fiscal 2026 refer to the fiscal year ended June 30, 2026, and references to fiscal 2025 refer to the fiscal year ended June 30, 2025.

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

The Company’s services are grouped in three application suites:

1.

ReposiTrak Compliance Management (“Compliance”) solutions, which help the Company’s customers vet suppliers and reduce a company’s potential regulatory, legal, and criminal risk from its supply chain partners by providing a way for them to ensure these suppliers are compliant with food safety regulations, such as the Food Safety Modernization Act of 2011 (“FSMA”);

2.

ReposiTrak Traceability Network (“Traceability” or “RTN”), which helps the Company’s customers comply with federal regulatory requirements of traceability and is designed to provide a scalable, cost-effective approach to capturing and sharing key data elements (“KDEs”) now required by Section 204(d) of FSMA 2011 as designated products move through the supply chain at each ‘event’ known as a ‘critical tracking event’ or “CTE”, which includes tracking from farm to shelf; and

3.

ReposiTrak Supply Chain Solutions (“Supply Chain”), which help the Company’s customers to more efficiently manage various interactions with their suppliers. In other words, it provides customers with greater flexibility in sourcing products by enabling them to choose new suppliers and integrate them into their supply chain faster and more cost effectively, and it helps them to manage these relationships more efficiently, enhancing revenue while lowering working capital, labor costs and reducing waste.

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

The Company also provides professional consulting services targeting implementation, assessments, profit optimization and support functions for its applications and related products, for which revenue is recognized over time using an appropriate measure of progress, including the output method, depending on the nature of the engagement. Premier customer support includes extended availability and additional services and is available along with additional support services such as developer support and partner support for an additional fee.

In rare instances, the Company may sell its software in the form of a license. License arrangements may be term-based or perpetual. Software license maintenance agreements are typically annual contracts, paid in advance or according to terms specified in the contract. When sold as a license, the Company’s software is usually accompanied by a corresponding maintenance and/or hosting agreement to support the service.

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

Critical Accounting Estimates

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 (ASC Topic 740), Improvements to Income Tax Disclosures, which requires incremental income tax disclosures that increase the transparency and usefulness of income tax disclosures. The updated disclosures primarily require specific categories and greater disaggregation within the rate reconciliation, disaggregation of income taxes paid, and modifications of other income tax-related disclosures. The Company adopted this guidance prospectively effective July 1, 2025. The adoption impacted the presentation and disclosure of income taxes but did not have a material impact on the Company’s financial statements.

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

Results of Operations – Fiscal Years Ended June 30, 2026 and 2025

Revenue

	Year Ended	$	%	Year Ended
	June 30, 2026	Change	Change	June 30, 2025
Revenue	$23,287,319	$681,253	3%	$22,606,066

During the fiscal year ended June 30, 2026, the Company generated revenue of $23.3 million, compared with $22.6 million for the fiscal year ended June 30, 2025, representing an increase of approximately 3%. The increase in revenue was primarily attributable to growth in recurring subscription revenue across the Company’s compliance, supply chain and traceability solutions.

Demand for the Company’s subscription-based services continues to be influenced by increased regulatory requirements, food safety and traceability initiatives, and greater demand for transparency throughout the food supply chain. These factors have increased the compliance, documentation and traceability requirements applicable to grocery retailers, wholesalers, distributors and their suppliers. As adoption of these requirements has expanded, the Company has experienced increased demand for its compliance and traceability services.

The Company continues to focus its sales and marketing efforts on recurring subscription-based software services while placing less emphasis on non-recurring transactional revenue. Certain customers may, from time to time, elect to purchase specific services or licenses on a non-recurring basis. Accordingly, the Company expects that a portion of its revenue may continue to be derived from non-recurring transactions; however, its strategy remains focused on increasing recurring subscription revenue.

Cost of Services and Product Support

	Year Ended	$	%	Year Ended
	June 30, 2026	Change	Change	June 30, 2025
Cost of service and product support	$3,306,855	$(374,475)	-10%	$3,681,330
Percent of total revenue	14%			16%

Cost of services and product support was $3.3 million, or 14% of total revenue, for the fiscal year ended June 30, 2026, compared with $3.7 million, or 16% of total revenue, for the fiscal year ended June 30, 2025, representing a decrease of approximately 10%. The decrease was primarily attributable to the capitalization of certain qualifying software development costs that otherwise would have been recognized as expense during the period. This decrease was partially offset by increased cybersecurity costs and higher offshore development costs associated with the Company’s Traceability initiative.

Sales and Marketing Expense

	Year Ended	$	%	Year Ended
	June 30, 2026	Change	Change	June 30, 2025
Sales and marketing	$5,751,151	$(92,121)	-2%	$5,843,272
Percent of total revenue	25%			26%

Sales and marketing expense was $5.8 million, or 25% of total revenue, for the fiscal year ended June 30, 2026, compared with $5.8 million, or 26% of total revenue, for the fiscal year ended June 30, 2025, representing a decrease of approximately 2%. The decrease was primarily attributable to lower personnel costs resulting from a reduction in marketing staff and lower trade show expenses. The Company also continued to utilize artificial intelligence and other technology-enabled tools to enhance the efficiency and targeting of its sales and marketing activities.

General and Administrative Expense

	Year Ended	$	%	Year Ended
	June 30, 2026	Change	Change	June 30, 2025
General and administrative	$5,738,314	$135,507	2%	$5,602,807
Percent of total revenue	25%			25%

General and administrative expense was $5.7 million, or 25% of total revenue, for the fiscal year ended June 30, 2026, compared with $5.6 million, or 25% of total revenue, for the fiscal year ended June 30, 2025, representing an increase of approximately 2%. The increase was primarily attributable to higher personnel-related costs, including stock-based compensation and employee benefit costs, as well as increased liability insurance premiums, bad debt expense and travel-related costs.

Depreciation and Amortization Expense

	Year Ended	$	%	Year Ended
	June 30, 2026	Change	Change	June 30, 2025
Depreciation and amortization	$647,637	$(603,877)	-48%	$1,251,514
Percent of total revenue	3%			6%

The Company’s depreciation and amortization expense was $647,637 and $1,251,514 for the years ended June 30, 2026 and 2025, respectively, a decrease of 48%. The decrease was primarily attributable to lower depreciation and amortization as certain existing property, software and acquired intangible assets became fully depreciated or amortized.

Other Income and Expense

	Year Ended	$	%	Year Ended
	June 30, 2026	Change	Change	June 30, 2025
Net other income	$1,676,124	$249,290	17%	$1,426,834
Percent of total revenue	7%			6%

Net other income was $1,676,124 for the fiscal year ended June 30, 2026, compared with $1,426,834 for the fiscal year ended June 30, 2025, representing an increase of $249,290, or approximately 17%. The increase was primarily attributable to higher interest income and a favorable year-over-year change in unrealized gains on investments, partially offset by lower realized gains on investments. Interest income may fluctuate in future periods based on changes in market interest rates and the amount of cash and investments held by the Company.

Preferred Dividends

	Year Ended	$	%	Year Ended
	June 30, 2026	Change	Change	June 30, 2025
Preferred dividends	$167,804	$(192,502)	-53%	$360,306
Percent of total revenue	1%			2%

Dividends accrued on the Company’s Series B Preferred Stock and Series B-1 Preferred Stock were $167,804 and $360,306 for the fiscal years ended June 30, 2026 and 2025, respectively, representing a decrease of approximately 53%. The decrease was primarily attributable to the redemption and retirement of shares of Preferred Stock during fiscal 2026.

Since inception of the redemption program, the Company has redeemed and retired an aggregate of 676,912 shares of Series B Preferred Stock and Series B-1 Preferred Stock at a redemption price of $10.70 per share, for total consideration of approximately $7.2 million. As of June 30, 2026, approximately $1.7 million of Preferred Stock remained outstanding and subject to redemption. The Company currently intends to redeem the remaining outstanding Preferred Stock on or before December 31, 2026, subject to the availability of sufficient cash and other applicable considerations.

Financial Position, Liquidity and Capital Resources

We believe that our existing cash and short-term investments, together with cash expected to be generated from operations, will be sufficient to meet our anticipated operating, investing and other cash requirements for at least the next twelve months.

Our future capital requirements will depend on a number of factors, including general macroeconomic conditions, our rate of revenue growth, sales and marketing activities, investments in research and development, capital expenditures, strategic investments, including our investment in SPAR Group, Inc., and other uses of capital, and continued market acceptance of our products and services.

	As of		Variance
	June 30, 2026	June 30, 2025	Dollars	Percent
Cash and cash equivalents	$27,256,008	$28,568,805	$(1,312,797)	(5)%

Historically, the Company has funded its operations through cash generated from operations, equity financings and borrowings under a revolving credit facility with U.S. Bank N.A. In March 2024, the Company terminated its revolving credit facility and currently has no outstanding borrowings under a credit facility.

Cash and cash equivalents were $27.3 million as of June 30, 2026, compared with $28.6 million as of June 30, 2025, representing a decrease of $1.3 million, or approximately 5%. During fiscal 2026, operating activities provided $8.2 million of cash, while investing activities used $4.1 million and financing activities used $5.4 million of cash.

Net Cash Flows from Operating Activities

	Year Ended	$	%	Year Ended
	June 30, 2026	Change	Change	June 30, 2025
Cash provided by operating activities	$8,224,806	$(195,326)	-2%	$8,420,132

Net cash provided by operating activities is summarized as follows:

	Year Ended	Year Ended
	June 30, 2026	June 30, 2025
Net income	$7,569,487	$6,978,127
Noncash expense and income, net	(666,049)	2,306,632
Net changes in operating assets and liabilities	1,321,368	(864,627)
	$8,224,806	$8,420,132

Net cash provided by operating activities was $8.2 million for fiscal 2026, compared with $8.4 million for fiscal 2025, representing a decrease of approximately $0.2 million. The year-over-year change primarily reflected an approximately $3.0 million decrease in noncash adjustments to net income, partially offset by a $0.6 million increase in net income and an approximately $2.2 million favorable change in operating assets and liabilities. The decrease in noncash adjustments primarily reflected $2.3 million of common stock received in settlement of accounts receivable and lower depreciation and amortization expense, partially offset by higher bad debt expense.

Net Cash Flows Used in Investing Activities

	Year Ended	$	%	Year Ended
	June 30, 2026	Change	Change	June 30, 2025
Cash (used in) provided by investing activities	$(4,117,006)	$4,117,175	NM	$169

Net cash used in investing activities was $4.1 million for fiscal 2026, compared with nominal net cash provided by investing activities in fiscal 2025. The increase in cash used in investing activities was primarily attributable to $3.0 million advanced under the SPAR note receivable and approximately $1.0 million of capitalized software development costs.

Net Cash Flows from Financing Activities

	Year Ended	$	%	Year Ended
	June 30, 2026	Change	Change	June 30, 2025
Cash used in financing activities	$(5,420,597)	$415,239	8%	$(5,005,358)

Net cash used in financing activities was $5.4 million for fiscal 2026, compared with $5.0 million for fiscal 2025. The increase in cash used in financing activities was primarily attributable to higher repurchases of the Company’s common stock, partially offset by lower redemptions of Preferred Stock and lower payments on notes payable and finance lease obligations.

Liquidity and Working Capital

At June 30, 2026, the Company had working capital of $24.2 million, compared with $28.2 million at June 30, 2025, representing a decrease of approximately $3.9 million. The decrease was attributable to a $0.9 million decrease in current assets and a $3.0 million increase in current liabilities.  The decrease also partially reflected our investment in SPAR Group, Inc. during the quarter ended June 30, 2026, described below.

The decrease in current assets primarily reflected a $1.3 million decrease in cash and cash equivalents and a $0.1 million decrease in prepaid expenses and other current assets, partially offset by a $0.5 million increase in accounts receivable. The increase in current liabilities primarily reflected increases of approximately $1.4 million in accrued liabilities, $1.3 million in deferred revenue and $0.2 million in accounts payable.

	As of	As of	Variance
	June 30, 2026	June 30, 2025	Dollars	Percent
Current assets	$32,752,828	$33,685,800	$(932,972)	-3%

Current assets totaled $32,752,828 as of June 30, 2026, as compared to $33,685,800 as of June 30, 2025. The decrease in current assets is primarily attributable to the decrease in cash, and prepaid expense and other current assets partially offset by an increase in accounts receivable.

	As of	As of	Variance
	June 30, 2026	June 30, 2025	Change	Percent
Current liabilities	$8,505,379	$5,531,118	$2,974,261	54%

Current ratio	3.85	6.09	(2.24)	-37%

Current liabilities were $8.5 million as of June 30, 2026, compared with $5.5 million as of June 30, 2025. The increase was primarily attributable to higher deferred revenue and accrued liabilities, partially offset by a decrease in operating lease liabilities following the termination of the Company’s operating lease in March 2025.

The Company previously maintained a revolving credit facility with U.S. Bank N.A. On March 15, 2024, the Company elected not to renew the facility. No amounts were outstanding under the facility at the time of termination. As of June 30, 2026, the Company had no outstanding bank debt and no borrowing availability under the former credit facility.

The Company expects that cash generated from operations, together with its existing cash and short-term investments, will be used to fund its operating requirements and other anticipated uses of capital. Significant anticipated uses of cash include the following:

Quarterly Cash Dividends. The Company has paid quarterly cash dividends since fiscal 2023. In June 2025, the Board of Directors approved an increase in the quarterly cash dividend to $0.02 per share, or $0.08 per share on an annualized basis, beginning with the dividend payable with respect to the quarter ended September 30, 2025. The declaration and payment of future dividends are subject to the discretion of the Board of Directors and will depend on, among other factors, the Company’s financial condition, results of operations, cash requirements and other factors deemed relevant by the Board.

Preferred Stock Redemptions. Since inception of the Company’s preferred stock redemption program, the Company has redeemed an aggregate of 676,912 shares of Series B Preferred Stock and Series B-1 Preferred Stock at a redemption price of $10.70 per share, for total consideration of approximately $7.2 million. The Series B-1 Preferred Stock was fully redeemed during fiscal 2024. As of June 30, 2026, approximately $1.7 million of Series B Preferred Stock remained outstanding and subject to redemption.

SPAR Group Transactions

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

On March 29, 2026, the Company entered into an amendment (the “Amendment”) to that certain Services Agreement dated March 13, 2026 (the “Agreement”) by and between the Company and SPAR Group, Inc. (the “Client”), which Agreement was entered into in the ordinary course of business. Under the terms of the Agreement, the Company agreed to provide certain services the (“Services”) to the Client for a one-year term beginning March 13, 2026. In accordance with the terms of the Agreement, the Client was to pay the Company in cash for the Services provided thereunder.

Under the terms of the Amendment, the Company can elect to receive payment for the Services in cash, shares of common stock, par value $0.01 per share, of the Client (“Client Stock”), or a combination thereof. Any issuance of Client Stock pursuant to the Amendment shall be valued based upon the volume weighted average price (“VWAP”) of Client Stock for the five (5) trading days immediately preceding the applicable issuance date.

On May 29, 2026, the Company elected to receive payment of an outstanding balance owed to the Company under an amendment (the “Amendment”) to that certain Services Agreement dated March 13, 2026 (the “Agreement”) by and between the Company and SPAR Group, Inc. (the “Client”) in shares of common stock, par value $0.01 per share, of the Client (“Client Stock”), resulting in the issuance by Client to the Company of 3,190,569 shares of Client Stock at a deemed value of $0.728710119 per share, in consideration of the payment of $2,325,000 otherwise payable to the Company under the terms of the Agreement.

On July 1, 2026 (the “Closing Date”), the Company entered into Stock Purchase Agreements with William Bartels (“Bartels”) and WHB Services, Inc. Incentive Savings Plan and Trust (“WHB”) (together, the “Agreements”). Under the terms of the Agreements, on the Closing Date, the Company is to be issued an aggregate of 4,709,837 shares of common stock (the “SPAR Shares”) of Client. Aggregate contingent consideration due under the Agreements on the Closing Date by the Company for the SPAR Shares is approximately $3.3 million consisting of (i) a previously paid non-refundable deposit of $100,000 (the “Deposit”); (ii) $139,883 to be paid upon delivery to the Company of the SPAR Shares held by William Bartels; (iii), $485,118 to be paid upon delivery to the Company of the SPAR shares held by WHB; and (iv) the issuance of an unsecured promissory note in the principal amount of $2,571,885 (the “Note”). The Note bears interest at 6.0% per annum and matures on the fourth anniversary of its issuance. Principal is payable in annual cash installments of $725,000, together with all accrued and unpaid interest, on each of the first three anniversaries of the Note, with the remaining outstanding principal and accrued interest due at maturity on July 1, 2030. The Note may be prepaid at any time without premium or penalty and contains customary events of default, including payment defaults and bankruptcy events. Upon an event of default, the holder may accelerate all outstanding amounts due under the Note. The Note also provides for automatic acceleration upon certain change-of-control transactions involving the Company or upon the sale of substantially all of the Company’s assets. In addition, amounts remaining outstanding become payable to the seller’s designated heirs or beneficiaries within sixty (60) days following the seller’s death.

The Company is currently evaluating the accounting treatment of these features, including potential derivative accounting. The ultimate impact on earnings may vary based on future equity pricing and market conditions. The loan is unsecured, and the Company is exposed to credit risk associated with the Borrower's financial condition.

Contractual Obligations

Total contractual obligations and commercial commitments as of June 30, 2026 are summarized in the following table:

Financing Leases
Less than 1Year	$243,460
1-3 Years	62,131
Total lease payments	305,591
Less imputed interest	(11,251)
Total	$294,340

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of June 30, 2026, based on the framework and criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2026.

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

The information required by this item will be incorporated by reference from ReposiTrak, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before  October 28, 2026 (the “Proxy Statement”).

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

10.12	2023 Omnibus Equity Incentive Plan (Incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14 A filed October 3, 2023).
10.13	2023 Employee Stock Purchase Plan (Incorporated by reference from Appendix B to the Company’s Definitive Proxy Statement on Schedule 14 A filed October 3, 2023).
10.14

Senior Unsecured Promissory Note by and among SPAR Marketing Force, Inc., PC Group, Inc., and SPAR Group, Inc. (Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 20, 2026).

10.15

Stock Purchase Agreement dated July 1, 2026, by and between ReposiTrak, Inc. and William Bartels (Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 8, 2026).

10.16

Stock Purchase Agreement dated July 1, 2026, by and between ReposiTrak, Inc. and WHB Services, Inc. Incentive Savings Plan and Trust (Incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 8, 2026).

10.17	Promissory Note dated July 1, 2026 (Incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 8, 2026).
10.18

Employment Agreement by and between ReposiTrak, Inc. and John Merrill, dated August 18, 2026 (Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 18, 2026).

14.1	Code of Ethics and Business Conduct (Incorporated by reference from the Company’s Annual Report Form 10-KSB for the period ended June 30, 2008, dated September 29, 2008).
21	List of Subsidiaries (Incorporated by reference from the Company’s Annual Report on Form 10-K for the period ended June 30, 2017, dated September 13, 2017).
23.1	Consent of Haynie & Company, dated September 28, 2026*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *
97	ReposiTrak, Inc. Clawback Policy* (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended June 30, 2024, dated September 30, 2024).
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPOSITRAK, INC.
(Registrant)

Date: September 28, 2026	By:	/s/ Randall K. Fields
Principal Executive Officer,
Chair of the Board and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall K. Fields	Chair of the Board and Director,	September 28, 2026
Randall K. Fields	Chief Executive Officer
(Principal Executive Officer)

/s/ John Merrill	Chief Financial Officer	September 28, 2026
John Merrill	(Principal Financial Officer &
Principal Accounting Officer)

/s/ Robert W. Allen	Director, and Compensation	September 28, 2026
Robert W. Allen	Committee Chair

/s/ James R. Gillis	Director	September 28, 2026
James R. Gillis

/s/ Peter J. Larkin	Director	September 28, 2026
Peter J. Larkin

/s/ Ronald C. Hodge	Director, and Audit Committee Chair	September 28, 2026
Ronald C. Hodge

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ReposiTrak, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ReposiTrak, Inc. (the Company) as of June 30, 2026, and 2025, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2026, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026, and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition – Multiple Element Arrangements

Description of the Matter:

The Company recognized approximately $23.3 million in revenue during the year ended June 30, 2026. As discussed in Note 2 to the financial statements, the Company enters into several different types of revenue arrangements that often consist of multiple performance obligations. Management must use judgment to determine the appropriate value and allocation of revenue to these performance obligations.

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

Haynie & Company Salt Lake City, Utah September 28, 2026 PCAOB ID Number 457

We have served as the Company’s auditor since 2016.

REPOSITRAK, INC.

Consolidated Balance Sheets

	June 30,	June 30,
	2026	2025
Assets
Current Assets
Cash	$27,256,008	$28,568,805
Receivables, net of allowance for doubtful accounts of $249,818 and $242,437 at June 30, 2026 and 2025, respectively	4,613,739	4,133,026
Contract asset – unbilled current portion	433,783	428,585
Prepaid expense and other current assets	449,298	555,384
Total Current Assets	32,752,828	33,685,800

Property and equipment, net	303,896	602,172

Other Assets:
Note receivable, net	2,277,778	-
Investment in equity securities, at fair value	3,462,700	-
Deposits and other assets	122,414	22,414
Prepaid expense – less current portion	2,762	6,568
Goodwill	20,883,886	20,883,886
Deferred income taxes	51,035	-
Capitalized software costs, net	-	128,207
Capitalized software development in progress	1,000,412	-
Total Other Assets	27,800,987	21,041,075

Total Assets	$60,857,711	$55,329,047

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$522,404	$282,146
Accrued liabilities	3,240,318	1,841,839
Contract liability – deferred revenue	4,509,815	3,175,908
Notes payable and financing leases – current	232,842	231,225
Total current liabilities	8,505,379	5,531,118

Long-term liabilities
Notes payable and financing leases – less current portion	61,498	278,748
Total liabilities	8,566,877	5,809,866

Commitments and contingencies

Stockholders’ equity:
Preferred Stock; $0.01 par value, 30,000,000 shares authorized;
Series B Preferred, 700,000 shares authorized; 160,865 and 336,098 shares issued and outstanding at June 30, 2026 and 2025 respectively	1,609	3,361
Common Stock, $0.01 par value, 50,000,000 shares authorized; 18,189,408 and 18,282,805 issued and outstanding at June 30, 2026 and 2025, respectively	181,896	182,830
Additional paid-in capital	59,159,098	62,181,156
Accumulated other comprehensive loss	(36,708)	(11,256)
Accumulated deficit	(7,015,061)	(12,836,910)
Total stockholders’ equity	52,290,834	49,519,181
Total liabilities and stockholders’ equity	$60,857,711	$55,329,047

See accompanying notes to consolidated financial statements.

REPOSITRAK, INC.

Consolidated Statements of Operations

	For the Years Ended
	June 30,
	2026	2025

Revenue	$23,287,319	$22,606,066

Operating expense:
Cost of revenue and product support	3,306,855	3,681,330
Sales and marketing	5,751,151	5,843,272
General and administrative	5,738,314	5,602,807
Depreciation and amortization	647,637	1,251,514
Total operating expense	15,443,957	16,378,923

Income from operations	7,843,362	6,227,143

Other income (expense):
Interest income	1,541,459	1,383,535
Interest expense	(38,483)	(48,671)
Gain on lease termination	-	12,262
Realized gain (loss) on short term investments	(19,052)	97,384
Unrealized gain (loss) on short term investments	192,200	(17,676)
Income before income taxes	9,519,486	7,653,977

(Provision) for income taxes	(1,949,999)	(675,850)
Net income	7,569,487	6,978,127

Dividends on Preferred Stock	(167,804)	(360,306)

Net income applicable to common shareholders	$7,401,683	$6,617,821

Weighted average shares, basic	18,236,000	18,262,000
Weighted average shares, diluted	18,981,000	19,141,000
Basic earnings per share	$0.41	$0.36
Diluted earnings per share	$0.39	$0.35

Comprehensive income:
Net income	$7,569,487	$6,978,127
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	(25,452)	16,134
Total comprehensive income	$7,544,035	$6,994,261

See accompanying notes to consolidated financial statements.

REPOSITRAK, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Series B				Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance, June 30, 2024	616,470	$6,165	18,234,893	$182,351	$64,655,902	$(17,962,410)	$(27,390)	$46,854,618

Stock issued for:
Accrued compensation	-	-	38,421	384	312,834	-	-	313,218
Employee stock plan	-	-	10,260	103	134,243	-	-	134,346
Exercise of warrants	-	-	7,912	79	79,041	-	-	79,120
Preferred Stock Redemption	(280,372)	(2,804)	-	-	(2,800,916)	(196,250)	-	(2,999,970)
Preferred Dividends-Declared	-	-	-	-	-	(360,306)	-	(360,306)
Common Stock Dividends - Declared	-	-	-	-	-	(1,296,071)	-	(1,296,071)
Stock Buyback	-	-	(8,681)	(87)	(199,948)	-	-	(200,035)
Net income	-	-	-	-	-	6,978,127	-	6,978,127
Other comprehensive Loss	-	-	-	-	-	-	16,134	16,134
Balance, June 30, 2025	336,098	$3,361	18,282,805	$182,830	$62,181,156	$(12,836,910)	$(11,256)	$49,519,181

Stock issued for:
Accrued compensation	-	-	43,698	436	421,168	-	-	421,604
Employee stock plan	-	-	6,809	68	104,451	-	-	104,519
Preferred Stock Redemption	(175,233)	(1,752)	-	-	(1,750,578)	(122,663)	-	(1,874,993)
Preferred Dividends-Declared	-	-	-	-	-	(167,804)	-	(167,804)
Common Stock Dividends - Declared	-	-	-	-	-	(1,457,171)	-	(1,457,171)
Stock Buyback	-	-	(143,904)	(1,438)	(1,797,099)	-	-	(1,798,537)
Net income	-	-	-	-	-	7,569,487	-	7,569,487
Other comprehensive Loss	-	-	-	-	-	-	(25,452)	(25,452)
Balance, June 30, 2026	160,865	$1,609	18,189,408	$181,896	$59,159,098	$(7,015,061)	$(36,708)	$52,290,834

See accompanying notes to consolidated financial statements.

REPOSITRAK, INC.

Consolidated Statements of Cash Flows

	For the Years Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income	$7,569,487	$6,978,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	647,637	1,251,514
Amortization of operating right of use asset	-	63,597
Amortization of loan discount	(77,778)	-
Stock compensation expense	444,510	403,783
Gain on termination of operating lease	-	(12,262)
Unrealized gain (loss) on investments	(192,200)	17,676
Net amortization/accretion	(81,235)	-
Realized loss on investments	19,052	(97,384)
Common stock received in settlement of accounts receivable	(2,325,000)	-
Deferred income tax benefit	(51,035)	-
Bad debt expense	950,000	600,000
(Increase) decrease in:
Accounts receivables	(1,744,042)	(1,221,596)
Operating right of use asset	-	186,709
Contract assets and unbilled receivables	(5,197)	-
Long-term receivables, prepaids and other assets	109,892	(447,479)
Increase (decrease) in:
Accounts payable	240,258	17,060
Operating lease liability	-	(250,786)
Accrued liabilities	1,386,550	196,499
Deferred revenue	1,333,907	734,674
Net cash provided by operating activities	8,224,806	8,420,132

Cash flows from investing activities:
Issuance of note receivable	(3,000,000)	-
Purchase of property and equipment	(16,594)	(15,965)
Investment deposit	(100,000)	-
Capitalization of software development costs in progress	(1,000,412)	-
Sale (purchase) of marketable securities	-	16,134
Net cash (used in) provided by investing activities	(4,117,006)	169

Cash flows from financing activities:
Common stock buyback/retirement	(1,798,537)	(200,035)
Redemption of Series B Preferred	(1,874,993)	(2,999,970)
Proceeds from exercise of warrants	-	79,120
Proceeds from employee stock plan	104,519	134,346
Dividends paid	(1,635,953)	(1,656,377)
Payments on notes payable and capital leases	(215,633)	(362,442)
Net cash used in financing activities	(5,420,597)	(5,005,358)

Net (decrease) increase in cash and cash equivalents	(1,312,797)	3,414,943

Cash and cash equivalents at beginning of period	28,568,805	25,153,862
Cash and cash equivalents at end of period	$27,256,008	$28,568,805

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$734,928	$435,059
Cash paid for interest	$15,411	$21,023
Cash paid for operating leases	$-	$56,244

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Common Stock to pay accrued liabilities	$421,604	$313,218
Dividends accrued on Preferred Stock	$167,804	$360,306
Right of use asset	$-	$654,444

See accompanying notes to consolidated financial statements.

REPOSITRAK, INC.

Notes to Consolidated Financial Statements

June 30, 2026 and June 30, 2025

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

2.

ReposiTrak Traceability Network (“Traceability” or “RTN”), which helps the Company’s customers comply with federal regulatory requirements of traceability and provides the lowest cost, easiest to use way to manage the capture and sharing of key data elements (“KDEs”) now required by Section 204(d) of FSMA 2011 as designated products move through the supply chain at each ‘event’ known as a ‘critical tracking event’ or “CTE”, which includes tracking from farm to shelf; and

3.

ReposiTrak Supply Chain Solutions (“Supply Chain”), which help the Company’s customers to more efficiently manage various interactions with their suppliers. In other words, it provides customers with greater flexibility in sourcing products by enabling them to choose new suppliers and integrate them into their supply chain faster and more cost effectively, and it helps them to manage these relationships more efficiently, enhancing revenue while lowering working capital, labor costs and reducing waste.

The Company’s services are delivered through proprietary software products designed, developed, marketed and supported by the Company. These products provide visibility and facilitate improved business processes among all key constituents in the supply chain, starting with the retailer and moving backwards to suppliers and eventually to raw material providers.

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

The Company had two customers that accounted for greater than 10% of accounts receivable at June 30, 2026. Customer A had a balance of $860,000 and $962,300 for June 30, 2026 and June 30, 2025, respectively. Customer B had a balance of $545,881 and $360,117 for  June 30, 2026 and  June 30, 2025, respectively.

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

Warranties

The Company offers a limited warranty against software defects. Customers who are not completely satisfied with their software purchase may attempt to be reimbursed for their purchases outside the warranty period. For the years ending June 30, 2026 and 2025, the Company did not incur any expense associated with warranty claims.

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

	Contract
	assets
Balance – June 30, 2025	$428,585
Revenue recognized during the period but not billed	413,158
Amounts reclassified to accounts receivable	(203,399)
Other	(204,561)
Balance – June 30, 2026	$433,783	(1)

(1)	Contract asset balances for June 30, 2026 include a current and a long-term contract asset of $433,783 and $0, respectively.

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

The table below shows movements in the deferred revenue balances (current and noncurrent) for the period:

Contract
liability
Balance – June 30, 2025	$3,175,908
Amounts billed but not recognized as revenue	4,391,010
Revenue recognized related to the opening balance of deferred revenue	(3,057,103)
Balance – June 30, 2026	$4,509,815

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

Notes Receivable

SPAR Note Receivable

On March 17, 2026, PC Group, Inc. ("Lender") a subsidiary of the Company, entered into an Amended and Restated Senior Unsecured Promissory Note (the "Note") with SPAR Marketing Force, Inc. (the "Borrower"), a subsidiary of SPAR Group, Inc. (“SPAR”). The financing arrangement provides for advances of up to $4.0 million. At June 30, 2026, the Company had advanced $3.0 million. The remaining $1.0 million was available for delayed draw beginning July 17, 2026, subject to terms of the agreement.

The note bears contractual interest at 8.0% per annum, payable monthly, and matures on March 16, 2029. The agreement provides for a default interest rate of 12% per annum. The note is unsecured.

Equity Consideration and Price Protection

In connection with the financing, the Borrower agreed to cause SPAR to issue 1,000,000 shares of its common stock to the Company within 30 days of execution of the note. The agreement specifies a value of $0.80 per share. These shares were issued in April 2026.

The arrangement also provides for contingent cash payments if the shares are issued below $0.80 per share or SPAR’s common stock trades below $0.80 per share at specified measurement dates. Aggregate payments under these provisions are limited to $800,000.

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

Carrying Amount and Interest Income

The note receivable is measured at amortized cost. The discount is accreted into interest income over the term of the note using the effective-interest method.

The carrying amount at June 30, 2026 was as follows:

Amount
Principal outstanding	$3,000,000
Less: unamortized discount	(722,222)
Note Receivable, net	$2,277,778

During the year ended June 30, 2026, the Company recognized $77,778 of discount accretion and $70,323 of contractual interest income related to the note. Accrued interest receivable was $20,569 at June 30, 2026 and was included in accounts receivable in the consolidated balance sheet.

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by contract-type. All revenues for the years ending June 30, 2026 and 2025 were generated from sales in North America. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market and other economic factors:

	Year Ended, June 30
	2026	2025	Change $	Change %
Recurring revenue – subscription and support services	$23,098,359	$22,300,840	$797,519	4%
Non-recurring revenue – setup and training services	188,960	305,226	(116,266)	-38%
Total	$23,287,319	$22,606,066	$681,253	3%

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

Advertising Costs

Advertising is expensed as incurred. Advertising costs were approximately $17,685 and $36,080 for the years ended June 30, 2026 and 2025, respectively.

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

For the year ended June 30, 2026, warrants to purchase 1,100,893 shares of Common Stock were included in the computation of Diluted EPS, and no warrants to purchase shares of Common Stock were excluded the computation of Diluted EPS due to the anti-dilutive effect. For the year ended June 30, 2025, warrants to purchase 1,108,893 shares of Common Stock were included in the computation of Diluted EPS, and no warrants to purchase shares of Common Stock were excluded the computation of Diluted EPS due to the anti-dilutive effect. Warrants to purchase shares of Common Stock were outstanding at exercise prices ranging from $4.00 to $10.00 per share at June 30, 2026.

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Year ended June 30,
	2026	2025
Numerator
Net income applicable to common shareholders	$7,401,683	$6,617,821

Denominator
Weighted average common shares outstanding, basic	18,236,000	18,262,000
Warrants to purchase Common Stock	745,000	879,000
Weighted average common shares outstanding, diluted	18,981,000	19,141,000

Net income per share
Basic	$0.41	$0.36
Diluted	$0.39	$0.35

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

Equity Securities

The Company accounts for investments in equity securities, other than investments accounted for under the equity method or resulting in consolidation, under ASC 321, Investments—Equity Securities. Equity securities with readily determinable fair values are measured at fair value, with changes in fair value recognized in earnings. Realized and unrealized gains and losses are presented within other income (expense) in the consolidated statements of operations. The available-for-sale debt investment policy described below does not apply to these equity securities.

At June 30, 2026, the Company held common shares of SPAR Group, Inc. As described under SPAR Note Receivable, SPAR issued 1,000,000 shares to the Company in April 2026 in connection with the financing arrangement with SPAR Marketing Force, Inc. Separately, on May 29, 2026, the Company received 3,190,569 shares of SPAR common stock in settlement of $2,325,000 of accounts receivable for services. The latter transaction was noncash and is distinct from the equity consideration received in connection with the loan.

At June 30, 2026, the Company beneficially owned approximately 14.8% of SPAR common stock. Based on the facts and circumstances at that date, the Company concluded that it did not control or have significant influence over SPAR and accounted for the investment at fair value through earnings. The July 1, 2026 acquisition of additional SPAR shares is described in Note 17.

The investment in SPAR common stock had a fair value of $3,462,700 at June 30, 2026. During fiscal 2026, the Company recognized net gains on SPAR equity securities of $337,700, consisting of unrealized gains on securities held at year-end of $337,700.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses a three-level hierarchy that prioritizes the inputs used to measure fair value. A measurement is classified in its entirety within the lowest level of input that is significant to the measurement.

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date.

Level 2 — Observable inputs other than Level 1 quoted prices, including quoted prices for similar instruments, quoted prices in inactive markets, and other directly or indirectly observable inputs.

Level 3 — Significant unobservable inputs reflecting assumptions market participants would use in pricing the asset or liability.

The fair value of the SPAR equity investment was determined using the market approach based on unadjusted quoted prices in an active market and was classified within Level 1 of the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2026 were as follows:

Fair value measurements as of June 30, 2026	Level 1	Level 2	Level 3	Total
SPAR common stock, at fair value	$3,462,700	$-	$-	$3,462,700
Total	$3,462,700	$-	$-	$3,462,700

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

NOTE 3.	RECEIVABLES

Accounts receivable consists of the following at June 30:

	2026	2025
Accounts receivable	$4,863,557	$4,375,463
Allowance for doubtful accounts	(249,818)	(242,437)
	$4,613,739	$4,133,026

Accounts receivable consists of trade accounts receivable and unbilled amounts recognized as revenue during the year for which invoicing occurs subsequent to year-end. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

NOTE 4.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following at June 30:

	2026	2025
Computer equipment	$2,717,184	$2,700,590
Furniture and equipment	180,976	180,976
Leased equipment	905,765	905,765
Leasehold improvements	681,314	681,314
	4,485,239	4,468,645
Less accumulated depreciation and amortization	(4,181,343)	(3,866,473)
	$303,896	$602,172

Depreciation expense for the years ended June 30, 2026 and 2025 was $314,869 and $581,513, respectively.

NOTE 5.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following at June 30:

	2026	2025
Capitalized software costs	$3,678,289	$3,678,289
Less accumulated amortization	(3,678,289)	(3,550,082)
	$-	$128,207

Amortization expense for the years ended June 30, 2026 and 2025 was $128,207 and $256,414, respectively.

NOTE 6.	ACQUISITION RELATED INTANGIBLE ASSETS, NET

Customer relationships consist of the following at June 30:

	2026	2025
Customer relationships	$5,537,161	$5,537,161
Less accumulated amortization	(5,537,161)	(5,537,161)
	$-	$-

Amortization expense for the years ended June 30, 2026 and 2025 was $0 and $131,400, respectively.

NOTE 7.	ACCRUED LIABILITIES

Accrued liabilities consist of the following at June 30:

	2026	2025
Accrued stock-based compensation	$127,925	$237,249
Accrued compensation and other liabilities	1,048,770	690,335
Accrued taxes	1,671,594	511,248
Accrued dividends	392,029	403,007
	$3,240,318	$1,841,839

NOTE 8.	LINE OF CREDIT

On October 6, 2021, the Company and U.S. Bank N.A. (the “Bank”) entered into a Revolving Credit Agreement and related addendum and Stand-Alone Revolving Note (collectively, the “Credit Agreement”), effective September 30, 2021. The Credit Agreement replaced the Company’s prior $6.0 million revolving credit facility with the Bank and provided for a $10.0 million revolving line of credit, initially maturing on March 31, 2023.

The Credit Agreement contained customary affirmative and negative covenants, conditions to borrowing and events of default. Among other requirements, the Company was required to maintain liquid assets of at least $12.0 million and a ratio of Senior Funded Debt to EBITDA, as defined in the Credit Agreement, of not more than 3.0 to 1.0.

On April 28, 2023, the Company and the Bank entered into an amendment to the Credit Agreement, effective March 31, 2023. The amendment, among other things, increased the Company’s minimum liquidity requirement to $12.0 million and changed the interest rate applicable to borrowings under the facility from a LIBOR-based rate to an annual rate equal to the one-month SOFR rate plus 1.75%.

On March 15, 2024, given the Company’s liquidity and financial position, the Company elected not to renew the Credit Agreement. There were no outstanding borrowings under the facility at the time it was terminated, and the Company had no bank debt as of June 30, 2026.

NOTE 9.	DEFERRED REVENUE

Deferred revenue consisted of the following at June 30:

	2026	2025
Subscription	$3,072,889	$2,799,317
Other	1,436,926	376,591
	$4,509,815	$3,175,908

NOTE 10.	INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The provision for income taxes for the year ended June 30, 2026 and 2025 consists of the following:

	2026	2025
Current:
Federal	$1,398,426	$641,718
State	602,608	34,132
Total Current	2,001,034	675,850

Deferred:
Federal	207,938	-
State	(258,973)	-
Total Deferred	(51,035)	-

Total Provision	$1,949,999	$675,850

The table below provides the updated requirements of ASU 2023-09 for the year ended June 30, 2026.

	2026
	Amount	Percent
Federal income tax expense at the statutory rate	$1,999,092	21.00%
State and local income taxes, net of Federal income tax effect	281,123	3.00%
Foreign tax effects	-	0.00%
Effect of changes in tax laws or rates enacted in the current period	-	0.00%
Effect of cross-border tax laws	-	0.00%
Tax credits	(357,130)	(3.80)%
Change in valuation allowance	-	0.00%
Nontaxable/nondeductible items
Non-deductible officer compensation	148,143	1.60%
Other, net	11,154	0.10%
Change in unrecognized tax benefits	-	0.00%
Other adjustments, net
Deferred tax liability adjustment	106,595	1.10%
Other, net	(238,978)	(2.50)%

Income tax provision (benefit)	$1,949,999	20.48%

Deferred tax assets and liabilities consist of the following components at June 30:

	2026	2025
Deferred tax assets:
NOL carryover	$889,461	$1,029,290
Accrued bonus	144,590	98,278
Allowance for bad debts	63,062	63,034
Accrued expense	32,292	45,180
Capital loss carryover	37,498	38,622
Tax credits	271,005	-
Total deferred tax assets	1,437,908	1,274,404

Deferred tax liabilities:
Amortization	(1,312,200)	(1,249,542)
Depreciation	(74,673)	(156,837)
Total deferred tax liabilities	(1,386,873)	(1,406,379)
Valuation allowance	-	-
Net deferred tax asset (liability)	$51,035	$(131,975)

The U.S. federal statutory income tax rate is for 2026 is 21%. The reconciliation of the expected income tax expense (benefit) and the actual income tax expense (benefit) is as follows:

2025

Expected income tax expense (benefit)	$1,465,405
State income tax expense (benefit)	348,906
Federal tax credits	(1,109,000)
Officer life insurance	46,249
Unrealized gain/loss	(19,923)
Meals and entertainment	6,329
Stock expenses	18,933
Officer salary (162m limit)	160,688
NOL expiry	509,109
Other permanent differences	279,256
Change in deferred tax asset/liability	(1,030,102)

Total income tax expense/benefit	$675,850

At June 30, 2026, the Company had net operating loss carryforwards of approximately $4 million that may be offset against past and future taxable income from the year 2026 forward. A significant portion of the net operating loss carryforwards began to expire in 2019. No tax benefit has been reported in the June 30, 2026 consolidated financial statements for NOLs that have expired.

The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities, based on technical merits. If the more-likely-than-not threshold is met, the Company measures the tax position to determine the amount to recognize in the financial statements. The Company performed a review of its material tax positions in accordance with these recognition and measurement standards. As of June 30, 2026 and 2025, the Company did not record any material interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local income tax examinations by tax authorities for the years before June 30, 2023.

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

The Company offers an employee benefit plan under Benefit Plan Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 18 are eligible to participate. The Company, at its discretion, may match employee’s contributions at a percentage determined annually by the Board of Directors. Employer matching expense totaled $29,521 and $64,098 for the years ended  June 30, 2026 and 2025, respectively.

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

The Company issued 14,632 and 11,126 shares to its directors during the years ended June 30, 2026 and 2025, respectively, under the 2023 Plan. The Company issued 18,535 and 27,295 shares to employees and consultants during the years ended  June 30, 2026 and 2025, respectively, under the 2023 Plan.

The Company issued 6,809 and 10,260 shares to its employees during the years ended June 30, 2026 and 2025, respectively, under its 2023 ESPP.

The Company holds no treasury stock.

Vested and issued shares under the 2023 Plan for the fiscal year ending  June 30, 2026 and June 30, 2025 totaling 18,535 and 32,245, respectively, are included in the roll-forward of restricted stock units below.

Restricted Stock Units

		Weighted
		Average
	Restricted	Grant Date
	Stock	Fair Value
	Units	($/share)

Outstanding at July 1, 2024	853,144	5.37
Granted	6,368	18.87
Vested and issued	(31,989)	6.78
Forfeited	-	-
Outstanding at June 30, 2025	827,523	5.45
Granted	65,315	9.28
Vested and issued	(25,913)	6.91
Forfeited	-	-
Outstanding at June 30, 2026	866,925	5.69

The number of restricted stock units outstanding at June 30, 2026 includes zero units that have vested but for which shares of Common Stock had not yet been issued pursuant to the terms of the agreement.

As of June 30, 2026, there was approximately $4.5 million of unrecognized stock-based compensation obligations under our equity compensation plans. The stock-based compensation obligation is in connection with certain employment agreements which have a deferral option at the Board’s discretion. At the end of the deferral period, the stock-based compensation expense associated with the obligation is expected to be recognized on a straight-line basis over a period of three years.

Warrants

Outstanding warrants were issued in connection with private placements of the Company’s Common Stock and with the restructuring of the Series B Preferred that occurred in March of 2018. The following table summarizes information about fixed stock warrants outstanding at June 30, 2026:

Warrants Outstanding				Warrants Exercisable
at June 30, 2026				at June 30, 2026
Range of		Weighted average	Weighted		Weighted
exercise	Number	remaining contractual	average	Number	average
prices	Outstanding	life (years)	exercise price	exercisable	exercise price
$4.00	1,085,068	1.75	$4.00	1,085,068	$4.00
$10.00	15,825	1.75	$10.00	15,825	$10.00
	1,100,893	1.75	$4.09	1,100,893	$4.09

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

During the years ended June 30, 2026 and 2025, 175,233 and 280,372 shares of Series B Preferred were redeemed, respectively. The following table provides information about the redemption and retirement of the Series B Preferred during the years ended June 30, 2026 and 2025:

	Series B Preferred
			Dollars	Remaining
			Expended	Amount
	Total		by Period	Available
	Number of		under the	for Future
	Shares	Price Paid	Preferred	Preferred
Period (1)	Redeemed	Per Share	Redemption	Redemption
July 1, 2024 – September 30, 2024:	70,093	$10.70	$749,995	$5,846,234
October 1, 2024 – December 31, 2024:	70,093	$10.70	$749,995	$5,096,239
January 1, 2025 – March 31, 2025:	70,093	$10.70	$749,995	$4,346,244
April 1, 2025 – June 30, 2025:	70,093	$10.70	$749,995	$3,596,249
Total	280,372		$2,999,980	$3,596,249

July 1, 2025 – September 30, 2025:	70,093	$10.70	$749,995	$2,846,254
October 1, 2025 – December 31, 2025:	70,093	$10.70	$749,995	$2,096,259
January 1, 2026 – March 31, 2026:	35,047	$10.70	$375,003	$1,721,256
April 1, 2026 – June 30, 2026:	-	$-	$-	$1,721,256
Total	175,233		$1,874,993	$1,721,256

(1)	We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

As of June 30, 2026, a total of 160,865 shares of Series B Preferred and zero shares of Series B-1 Preferred were issued and outstanding. Since inception, a total of 676,912 Preferred shares, including Series B and Series B-1, at the redemption price of $10.70 per share have been redeemed for a total of $7,242,959. The remaining amount available for future Preferred redemption is $1,721,256.

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

Since inception of the Share Repurchase Program through  June 30, 2026, 2,275,288 shares of Common Stock have been repurchased at an average purchase price of $6.60, and $5,993,636 remains available to repurchase under the current Share Repurchase Program as of June 30, 2026. From time-to-time, our Board of Directors may authorize further increases to our Share Repurchase Program. The Share Repurchase Program may also be further suspended for periods of time or discontinued at any time, at the Board’s discretion.

The following table provides information about repurchases of our Common Stock registered pursuant to Section 12 of the Exchange Act, during the years ended June 30, 2026 and 2025:

				Remaining
				Amount
				Available for
			Dollars	Future
	Total		Expended	Share
	Number		by Period	Repurchases
	of Shares	Average	Under the	Under the
	Purchased	Price Paid	Plans or	Plans or
Period (1)	by Period	Per Share	Programs	Programs

Year Ended June 30, 2025:
July 1, 2024 – September 30, 2024	-	$-	$-	$7,992,206
October 1, 2024 – December 31, 2024	4,074	$24.55	$100,016	$7,892,190
January 1, 2025 – March 31, 2025	-	$-	$-	$7,892,190
April 1, 2025 – June 30, 2025	4,607	$21.71	$100,017	$7,792,173
Year Ended June 30, 2026:
July 1, 2025 – September 30, 2025	8,715	$17.21	$149,985	$7,642,188
October 1, 2025 – December 31, 2025	79,927	$13.75	$1,098,608	$6,543,580
January 1, 2026 – March 31, 2026	55,262	$9.95	$549,944	$5,993,636
April 1, 2026 – June 30, 2026	-	$-	$-	$5,993,636

(1) We close our books and records on the last calendar day of each month to align our financial closing with our business processes.

NOTE 14.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU 2023-09 (ASC Topic 740), Improvements to Income Tax Disclosures, which requires incremental income tax disclosures that increase the transparency and usefulness of income tax disclosures. The updated disclosures primarily require specific categories and greater disaggregation within the rate reconciliation, disaggregation of income taxes paid, and modifications of other income tax-related disclosures. The Company adopted this guidance prospectively effective July 1, 2025. The adoption impacted the presentation and disclosure of income taxes but did not have a material impact on the Company’s financial statements.

In November 2024, the FASB issued ASU 2024-03 (ASC Subtopic 220-40), Disaggregation of Income Statement Expenses, which requires the Company to disclose, in the notes to the financial statements, specified information about certain costs and expenses. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03 for non-calendar-year-end entities. The Company is required to adopt this guidance for its annual reporting in fiscal year 2028, and for interim period reporting beginning the first quarter of fiscal year 2029 on either a prospective or retrospective basis. Early adoption is permitted. This standard is expected to impact the Company's disclosures and will not have an impact on its Consolidated Financial Statements.

NOTE 15.	RELATED PARTY TRANSACTIONS

Service Agreement. During the year ended June 30, 2026, the Company continued to be a party to a service agreement (the “Service Agreement”) with Riverview Financial Corp ("Riverview"). Riverview was the sole shareholder of Fields Management, Inc. (“FMI”) which was merged into Riverview and Riverview became party to the Service Agreement by assumption of the Service Agreement. Riverview, like FMI prior to the merger, provided certain executive management services to the Company, including designating Randall K. Fields to perform the functions of President and Chief Executive Officer for the Company. Mr. Fields, Riverview’s designated executive, who also serves as the Company’s Chair of the Board of Directors, controls Riverview. During the years ended June 30, 2026 and 2025, the Company paid Riverview $1,025,617 and $1,025,617 respectively, in connection with the Service Agreement. The Company had no payables to Riverview under the Service Agreement as of June 30, 2026 or June 30, 2025.

During the year ended June 30, 2026, the Company redeemed and retired an aggregate of $1,874,993 in Series B Preferred from Mr. Randall K. Fields, affiliates of Mr. Fields, and Robert W. Allen. During the year ended  June 30, 2025, the Company redeemed and retired an aggregate of $2,937,749 in Series B Preferred from Mr. Randall K. Fields, affiliates of Mr. Fields, and Robert W. Allen. During the year ended  June 30, 2024, the Company redeemed and retired an aggregate of $95,284 in Series B Preferred and $2,272,701 in Series B-1 Preferred from Mr. Randall K. Fields, affiliates of Mr. Fields, and Robert W. Allen. Mr. Allen is a director of the Company.

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

The Company evaluated subsequent events through September 28, 2026, the date the consolidated financial statements were issued.

On July 1, 2026, the Company entered into Stock Purchase Agreements to acquire an aggregate of 4,709,837 shares of common stock of SPAR Group, Inc. Aggregate consideration was approximately $3.3 million and consisted of a previously paid $100,000 non-refundable deposit, approximately $625,000 of cash consideration and the issuance of an unsecured promissory note with a principal amount of $2,571,885. The note bears interest at 6.0% per annum and matures on July 1, 2030. The transaction occurred subsequent to June 30, 2026 and therefore has not been recognized in the accompanying consolidated financial statements as of June 30, 2026.